Form 10-Q
period 2012-04-30
INTUIT INC
filed 2012-05-25
CIK 896878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 30, 2012
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 293,668,960 shares of Common Stock, $0.01 par value, were outstanding at May 18, 2012.

INTUIT INC.
FORM 10-Q
INDEX

Page Number
PART I FINANCIAL INFORMATION

ITEM 1: Financial Statements

Condensed Consolidated Statements of Operations for the three and nine months ended April 30, 2012 and 2011	3

Condensed Consolidated Balance Sheets at April 30, 2012 and July 31, 2011	4

Condensed Consolidated Statements of Stockholders’ Equity for the nine months ended April 30, 2012 and 2011	5

Condensed Consolidated Statements of Cash Flows for the three and nine months ended April 30, 2012 and 2011	6

Notes to Condensed Consolidated Financial Statements	7

ITEM 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

ITEM 3: Quantitative and Qualitative Disclosures about Market Risk	32

ITEM 4: Controls and Procedures	33

PART II OTHER INFORMATION

ITEM 1: Legal Proceedings	34

ITEM 1A: Risk Factors	34

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds	44

ITEM 6: Exhibits	45

Signatures	46

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

PART I
ITEM 1
FINANCIAL STATEMENTS

INTUIT INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
(In millions, except per share amounts)	April 30, 2012	April 30, 2011	April 30, 2012	April 30, 2011
Net revenue:
Product	$598	$602	$1,239	$1,248
Service and other	1,347	1,246	2,319	2,010
Total net revenue	1,945	1,848	3,558	3,258
Costs and expenses:
Cost of revenue:
Cost of product revenue	32	32	116	110
Cost of service and other revenue	166	132	456	384
Amortization of acquired technology	4	4	12	13
Selling and marketing	365	351	945	901
Research and development	167	164	502	478
General and administrative	102	93	289	271
Amortization of other acquired intangible assets	2	11	33	33
Total costs and expenses	838	787	2,353	2,190
Operating income	1,107	1,061	1,205	1,068
Interest expense	(12)	(15)	(43)	(45)
Interest and other income, net	9	6	23	20
Income before income taxes	1,104	1,052	1,185	1,043
Income tax provision	370	364	397	352
Net income	$734	$688	$788	$691

Basic net income per share	$2.49	$2.27	$2.65	$2.23
Shares used in basic per share calculations	295	303	297	309

Diluted net income per share	$2.42	$2.20	$2.58	$2.16
Shares used in diluted per share calculations	303	313	306	319

Dividends declared per common share	$0.15	$—	$0.45	$—
See accompanying notes.

INTUIT INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions)	April 30, 2012	July 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$859	$722
Investments	663	699
Accounts receivable, net	294	171
Income taxes receivable	5	72
Deferred income taxes	119	94
Prepaid expenses and other current assets	65	82
Current assets before funds held for customers	2,005	1,840
Funds held for customers	325	414
Total current assets	2,330	2,254
Long-term investments	90	63
Property and equipment, net	555	561
Goodwill	1,883	1,886
Acquired intangible assets, net	138	180
Long-term deferred income taxes	18	55
Other assets	102	111
Total assets	$5,116	$5,110
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$500
Accounts payable	209	129
Accrued compensation and related liabilities	210	215
Deferred revenue	368	406
Income taxes payable	257	—
Other current liabilities	218	141
Current liabilities before customer fund deposits	1,262	1,391
Customer fund deposits	325	414
Total current liabilities	1,587	1,805
Long-term debt	499	499
Other long-term obligations	195	190
Total liabilities	2,281	2,494
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock and additional paid-in capital	3,007	2,886
Treasury stock, at cost	(4,878)	(4,316)
Accumulated other comprehensive income	29	15
Retained earnings	4,677	4,031
Total stockholders’ equity	2,835	2,616
Total liabilities and stockholders’ equity	$5,116	$5,110

See accompanying notes.

INTUIT INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

(In millions, except shares in thousands)	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders' Equity
Balance at July 31, 2011	300,597	$2,886	$(4,316)	$15	$4,031	$2,616
Components of comprehensive net income:
Net income	—	—	—	—	788	788
Other comprehensive income, net of tax	—	—	—	14	—	14
Comprehensive net income						802
Issuance of treasury stock under employee stock plans	8,705	(63)	231	—	(8)	160
Stock repurchases under stock repurchase programs	(14,973)	—	(793)	—	—	(793)
Cash dividends declared ($0.45 per share)	—	—	—	—	(134)	(134)
Tax benefit from share-based compensation plans	—	64	—	—	—	64
Share-based compensation expense	—	120	—	—	—	120
Balance at April 30, 2012	294,329	$3,007	$(4,878)	$29	$4,677	$2,835

(In millions, except shares in thousands)	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders' Equity
Balance at July 31, 2010	313,861	2,728	(3,315)	11	3,397	2,821
Components of comprehensive net income:
Net income	—	—	—	—	691	691
Other comprehensive income, net of tax	—	—	—	4	—	4
Comprehensive net income						695
Issuance of treasury stock under employee stock plans	13,069	(73)	308	—	—	235
Stock repurchases under stock repurchase programs	(23,349)	—	(1,110)	—	—	(1,110)
Tax benefit from share-based compensation plans	—	68	—	—	—	68
Share-based compensation expense	—	112	—	—	—	112
Balance at April 30, 2011	303,581	2,835	(4,117)	15	4,088	2,821

See accompanying notes.

INTUIT INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended		Nine Months Ended
(In millions)	April 30, 2012	April 30, 2011	April 30, 2012	April 30, 2011
Cash flows from operating activities:
Net income	$734	$688	$788	$691
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	42	42	130	120
Amortization of acquired intangible assets	10	19	55	58
Share-based compensation expense	37	39	120	112
Deferred income taxes	18	9	1	25
Tax benefit from share-based compensation plans	19	20	64	68
Excess tax benefit from share-based compensation plans	(19)	(18)	(62)	(59)
Other	1	3	3	14
Total adjustments	108	114	311	338
Changes in operating assets and liabilities:
Accounts receivable	297	215	(124)	(130)
Prepaid expenses, income taxes receivable and other assets	102	132	84	17
Accounts payable	(4)	(4)	80	42
Accrued compensation and related liabilities	42	53	(5)	(6)
Deferred revenue	(218)	(226)	(36)	(41)
Income taxes payable	256	208	257	195
Other liabilities	(39)	(42)	73	79
Total changes in operating assets and liabilities	436	336	329	156
Net cash provided by operating activities	1,278	1,138	1,428	1,185
Cash flows from investing activities:
Purchases of available-for-sale debt securities	(149)	(80)	(492)	(803)
Sales of available-for-sale debt securities	116	55	382	1,470
Maturities of available-for-sale debt securities	49	33	138	254
Net change in money market funds and other cash equivalents held to satisfy customer fund obligations	5	(46)	89	(20)
Net change in customer fund deposits	(5)	46	(89)	46
Purchases of property and equipment	(33)	(31)	(125)	(166)
Acquisitions of intangible assets	—	—	—	(3)
Other	—	(1)	15	2
Net cash (used in) provided by investing activities	(17)	(24)	(82)	780
Cash flows from financing activities:
Repayment of debt	(500)	—	(500)	—
Net proceeds from issuance of treasury stock under employee stock plans	54	48	160	235
Purchases of treasury stock	(207)	(250)	(793)	(1,110)
Cash dividends paid to stockholders	(45)	—	(134)	—
Excess tax benefit from share-based compensation plans	19	18	62	59
Net cash used in financing activities	(679)	(184)	(1,205)	(816)
Effect of exchange rates on cash and cash equivalents	—	6	(4)	6
Net increase in cash and cash equivalents	582	936	137	1,155
Cash and cash equivalents at beginning of period	277	433	722	214
Cash and cash equivalents at end of period	$859	$1,369	$859	$1,369

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
Basis of Presentation
These condensed consolidated financial statements include the financial statements of Intuit and its wholly owned subsidiaries. We have eliminated all significant intercompany balances and transactions in consolidation. We have included all adjustments, consisting only of normal recurring items, which we considered necessary for a fair presentation of our financial results for the interim periods presented. These unaudited condensed consolidated financial statements and accompanying notes should be read together with the audited consolidated financial statements in Item 8 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2011. Results for the three and nine months ended April 30, 2012 do not necessarily indicate the results we expect for the fiscal year ending July 31, 2012 or any other future period.
Seasonality
Our QuickBooks, Consumer Tax and Accounting Professionals businesses are highly seasonal. Revenue from our QuickBooks software products tends to be highest during our second and third fiscal quarters. Sales of income tax preparation products and services are heavily concentrated in the period from November through April. Seasonal patterns mean that our total net revenue is usually highest during our second quarter ending January 31 and third quarter ending April 30. We typically report losses in our first quarter ending October 31 and fourth quarter ending July 31, when revenue from our tax businesses is minimal while core operating expenses such as research and development continue at relatively consistent levels.
Significant Accounting Policies
We describe our significant accounting policies in Note 1 to the financial statements in Item 8 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2011. There have been no changes to our significant accounting policies during the first nine months of fiscal 2012.
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

The following table presents the composition of shares used in the computation of basic and diluted net income per share for the periods indicated.

	Three Months Ended		Nine Months Ended
(In millions, except per share amounts)	April 30, 2012	April 30, 2011	April 30, 2012	April 30, 2011
Numerator:
Net income	$734	$688	$788	$691

Denominator:
Shares used in basic per share amounts:
Weighted average common shares outstanding	295	303	297	309

Shares used in diluted per share amounts:
Weighted average common shares outstanding	295	303	297	309
Dilutive common equivalent shares from stock options
and restricted stock awards	8	10	9	10
Dilutive weighted average common shares outstanding	303	313	306	319

Basic and diluted net income per share:
Basic net income per share	$2.49	$2.27	$2.65	$2.23
Diluted net income per share	$2.42	$2.20	$2.58	$2.16

Weighted average stock options and restricted stock units excluded from calculation due to anti-dilutive effect	—	1	3	—
Concentration of Credit Risk and Significant Customers
No customer accounted for 10% or more of total net revenue in the three or nine months ended April 30, 2012 or April 30, 2011. No customer accounted for 10% or more of total accounts receivable at April 30, 2012 or July 31, 2011.
Recent Accounting Pronouncements
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

	April 30, 2012				July 31, 2011
(In millions)	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Cash equivalents, primarily money market funds	$798	$—	$—	$798	$854	$—	$—	$854
Available-for-sale securities:
Municipal bonds	—	388	—	388	—	434	—	434
Municipal auction rate securities	—	—	54	54	—	—	59	59
Corporate notes	—	319	—	319	—	288	—	288
U.S. agency securities	—	131	—	131	—	152	—	152
Marketable equity securities	35	—	—	35	—	—	—	—
Total available-for-sale securities	35	838	54	927	—	874	59	933
Total assets measured at fair value on a recurring basis	$833	$838	$54	$1,725	$854	$874	$59	$1,787
Liabilities:
Senior notes (1)	$—	$576	$—	$576	$—	$1,084	$—	$1,084
______________________________

(1)	Carrying value on our balance sheet at April 30, 2012 was $499 million and at July 31, 2011 was $999 million. See Note 6.

The following table summarizes our cash equivalents and available-for-sale debt and equity securities by balance sheet classification and level in the fair value hierarchy at the dates indicated.

	April 30, 2012				July 31, 2011
(In millions)	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents:
In cash and cash equivalents	$648	$—	$—	$648	$615	$—	$—	$615
In funds held for customers	150	—	—	150	239	—	—	239
Total cash equivalents	$798	$—	$—	$798	$854	$—	$—	$854
Available-for-sale securities:
In investments	$—	$663	$—	$663	$—	$699	$—	$699
In funds held for customers	—	175	—	175	—	175	—	175
In long-term investments	35	—	54	89	—	—	59	59
Total available-for-sale securities	$35	$838	$54	$927	$—	$874	$59	$933

We value our Level 1 assets, consisting primarily of money market funds, using quoted prices in active markets for identical instruments. Financial assets whose fair values we measure on a recurring basis using Level 2 inputs consist of municipal bonds, corporate notes and U.S. agency securities. We measure the fair values of these assets using quoted prices in active markets for similar instruments. Financial liabilities whose fair values we measure using Level 2 inputs consist of debt. See

Note 6. We measure the fair value of our senior notes based on their trading prices and the interest rates we could obtain for other borrowings with similar terms. Financial assets whose fair values we measure using significant unobservable (Level 3) inputs consist of municipal auction rate securities that are no longer liquid. There were no transfers between Level 1, Level 2, and Level 3 of the fair value hierarchy during the nine months ended April 30, 2012.
The following table presents a reconciliation of activity for our Level 3 assets for the nine months ended April 30, 2012.

Nine Months
Ended
(In millions)	April 30, 2012
Beginning balance	$59
Settlements at par	(5)
Ending balance	$54

We estimated the fair values of these municipal auction rate securities at April 30, 2012 and July 31, 2011 using a discounted cash flow model whose key inputs included the projected future interest rates; the likely timing of principal repayments; the probability of full repayment considering guarantees by the U.S. Department of Education of the underlying student loans or insurance by other third parties; publicly available pricing data for recently issued student loan backed securities that are not subject to auctions; and the impact of the reduced liquidity for auction rate securities. Any significant changes in the inputs to the model may have a significant impact on the estimated fair values of these securities.

Using our discounted cash flow model we determined that the fair values of the municipal auction rate securities we held at April 30, 2012 were approximately equal to their par values. As a result, we recorded no decrease in the fair values of those securities for the nine months then ended. These securities are included in long-term investments on our balance sheets at April 30, 2012 and July 31, 2011 based on the maturities of the underlying securities. We do not intend to sell our municipal auction rate securities and it is not more likely than not that we will be required to sell them before recovery at par, which may be at maturity. Based on our expected operating cash flows and our other sources of cash, we do not believe that the reduction in liquidity of our municipal auction rate securities will have a material impact on our overall ability to meet our liquidity needs.

3.	Cash and Cash Equivalents, Investments and Funds Held for Customers
We consider highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. Cash equivalents consist primarily of AAA-rated money market funds in all periods presented. Investments consist of available-for-sale investment-grade debt securities that we carry at fair value. Funds held for customers consist of cash and cash equivalents and available-for-sale investment-grade debt securities. Long-term investments consist primarily of municipal auction rate securities that we carry at fair value and an available-for-sale equity investment. Except for direct obligations of the United States government, securities issued by agencies of the United States government, and money market funds, we diversify our investments in debt securities by limiting our holdings with any individual issuer.
The following table summarizes our cash and cash equivalents, investments and funds held for customers by balance sheet classification at the dates indicated.

	April 30, 2012		July 31, 2011
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Classification on balance sheets:
Cash and cash equivalents	$859	$859	$722	$722
Investments	663	663	698	699
Funds held for customers	324	325	413	414
Long-term investments	59	90	63	63
Total cash and cash equivalents, investments, and funds held for customers	$1,905	$1,937	$1,896	$1,898

The following table summarizes our cash and cash equivalents, investments and funds held for customers by investment category at the dates indicated.

	April 30, 2012		July 31, 2011
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Type of issue:
Total cash and cash equivalents	$1,009	$1,009	$961	$961
Available-for-sale debt securities:
Municipal bonds	387	388	434	434
Municipal auction rate securities	54	54	59	59
Corporate notes	318	319	287	288
U.S. agency securities	131	131	151	152
Total available-for-sale debt securities	890	892	931	933
Available-for-sale equity securities	5	35	—	—
Other long-term investments	1	1	4	4
Total cash and cash equivalents, investments, and funds held for customers	$1,905	$1,937	$1,896	$1,898

We use the specific identification method to compute gains and losses on investments. We include realized gains and losses on our available-for-sale debt securities in interest and other income, net in our statements of operations. Gross realized gains and losses on our available-for-sale debt securities for the three and nine months ended April 30, 2012 and April 30, 2011 were not significant. We accumulate unrealized gains and losses on our available-for-sale debt and equity securities, net of tax, in accumulated other comprehensive income in the stockholders’ equity section of our balance sheets. Gross unrealized gains and losses on our available-for-sale debt securities at April 30, 2012 and July 31, 2011 were not significant. The gross unrealized gain on our available-for-sale equity security was approximately $30 million at April 30, 2012.
We periodically review our investment portfolios to determine if any investment is other-than-temporarily impaired due to changes in credit risk or other potential valuation concerns. We believe that the investments we held at April 30, 2012 were not other-than-temporarily impaired. Unrealized losses at April 30, 2012 were not significant and were due to changes in interest rates, including market credit spreads, and not due to increased credit risks associated with specific securities. We do not intend to sell these investments and it is not more likely than not that we will be required to sell them before recovery at par, which may be at maturity.
The following table summarizes our available-for-sale debt securities classified by the stated maturity date of the security at the dates indicated.

	April 30, 2012		July 31, 2011
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$279	$279	$267	$267
Due within two years	293	295	323	324
Due within three years	188	188	190	191
Due after three years	130	130	151	151
Total available-for-sale debt securities	$890	$892	$931	$933

Available-for-sale debt securities due after three years in the table above include our municipal auction rate securities. See Note 2, "Fair Value Measurements," for more information. All of the remaining securities in that category had effective maturities of three years or less due to interest reset dates or mandatory call dates.

4.	Accumulated Other Comprehensive Income

Accumulated other comprehensive income in the equity section of our balance sheet at April 30, 2012 consisted primarily of an unrealized gain on a marketable equity security and cumulative foreign currency translation adjustments. Accumulated other comprehensive income at July 31, 2011 consisted primarily of cumulative foreign currency translation adjustments.

5.	Current Liabilities
Current Portion of Long-Term Debt
The current portion of long-term debt at July 31, 2011 consisted of $500 million of 5.40% senior unsecured notes due on March 15, 2012, less the unamortized discount. During the third quarter of fiscal 2012 we paid off those notes when they became due using cash from operations. See Note 6, "Long-Term Obligations - Long-Term Debt," for more information.
Unsecured Revolving Credit Facility
On February 17, 2012 we entered into an agreement with certain institutional lenders for a $500 million unsecured revolving credit facility that will expire on February 17, 2017. Advances under the credit facility will accrue interest at rates that are equal to, at our election, either JP Morgan's alternate base rate plus a margin that ranges from 0.0% to 0.5% or LIBOR plus a margin that ranges from 0.9% to 1.5%. Actual margins under either election will be based on our senior debt credit ratings. The agreement includes customary affirmative and negative covenants, including financial covenants that require us to maintain a ratio of total debt to annual earnings before interest, taxes, depreciation and amortization (EBITDA) of not greater than 3.25 to 1.00 as of any date and a ratio of annual EBITDA to interest payable of not less than 3.00 to 1.00 as of the last day of each fiscal quarter. We remained in compliance with these covenants at all times during the quarter ended April 30, 2012. We may use amounts borrowed under this credit facility for general corporate purposes, including future acquisitions. To date we have not borrowed under this credit facility.
Other Current Liabilities
Other current liabilities were as follows at the dates indicated:

(In millions)	April 30, 2012	July 31, 2011
Reserve for product returns	$74	$20
Reserve for rebates	35	11
Current portion of license fee payable	10	10
Current portion of deferred rent	7	7
Interest payable	3	21
Executive deferred compensation plan liabilities	55	50
Other	34	22
Total other current liabilities	$218	$141

The balances of several of our other current liabilities, particularly our reserves for product returns and rebates, are affected by the seasonality of our business. See Note 1, “Description of Business and Summary of Significant Accounting Policies - Seasonality,” for more information.

6.	Long-Term Obligations
Long-Term Debt
On March 12, 2007 we issued $500 million of 5.40% senior unsecured notes due on March 15, 2012 (the 2012 Notes) and $500 million of 5.75% senior unsecured notes due on March 15, 2017 (the 2017 Notes) (together, the Notes), for a total principal amount of $1 billion. During the third quarter of fiscal 2012 we paid off the 2012 Notes when they became due using cash from operations. We carried the Notes at face value less the unamortized discount in current portion of long-term debt and long-term debt on our balance sheets at April 30, 2012 and July 31, 2011. The 2017 Notes are redeemable by Intuit at any time, subject to a make-whole premium, and include covenants that limit our ability to grant liens on our facilities and to enter into sale and leaseback transactions, subject to significant allowances. We paid $56 million in cash for interest on the Notes during the nine months ended April 30, 2012 and $56 million during the nine months ended April 30, 2011.

Other Long-Term Obligations
Other long-term obligations were as follows at the dates indicated:

(In millions)	April 30, 2012	July 31, 2011
Total license fee payable	$63	$60
Total deferred rent	53	52
Long-term deferred revenue	42	40
Long-term income tax liabilities	43	42
Long-term payables	8	12
Other	4	1
Total long-term obligations	213	207
Less current portion (included in other current liabilities)	(18)	(17)
Long-term obligations due after one year	$195	$190

7.	Income Taxes
Effective Tax Rate
We compute our provision for or benefit from income taxes by applying the estimated annual effective tax rate to income or loss from recurring operations and adding the effects of any discrete income tax items specific to the period. Our effective tax rates for the three months ended April 30, 2012 and April 30, 2011 were approximately 34% and 35% and did not differ significantly from the federal statutory rate of 35%.
Our effective tax rate for the nine months ended April 30, 2012 was approximately 34% and did not differ significantly from the federal statutory rate of 35%. Our effective tax rate for the nine months ended April 30, 2011 was approximately 34%. Excluding discrete tax benefits primarily related to the retroactive reinstatement of the federal research and experimentation credit as described below, our effective tax rate for that period was 35% and did not differ significantly from the statutory rate of 35%.
In December 2010 the Tax Relief, Unemployment Insurance Reauthorization, and Jobs Creation Act of 2010 was signed into law. The Act included a reinstatement of the federal research and experimentation credit through December 31, 2011 that was retroactive to January 1, 2010.
Unrecognized Tax Benefits and Other Considerations
The total amount of our unrecognized tax benefits at July 31, 2011 was $41 million. Net of related deferred tax assets, unrecognized tax benefits were $35 million at that date. If we were to recognize these net benefits, our income tax expense would reflect a favorable net impact of $35 million. There were no material changes to these amounts during the nine months ended April 30, 2012. We do not believe that it is reasonably possible that there will be a significant increase or decrease in our unrecognized tax benefits over the next 12 months.

8.	Stockholders’ Equity
Stock Repurchase Programs
Intuit’s Board of Directors has authorized a series of common stock repurchase programs. Shares of common stock repurchased under these programs become treasury shares. We repurchased 15.0 million shares for $793 million under these programs during the nine months ended April 30, 2012 and 23.3 million shares for $1.1 billion under these programs during the nine months ended April 30, 2011. At April 30, 2012, we had authorization from our Board of Directors to expend up to an additional $1.8 billion for stock repurchases through August 15, 2014. Future stock repurchases under the current program are at the discretion of management, and authorization of future stock repurchase programs is subject to the final determination of our Board of Directors.
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
Dividends on Common Stock
During the three months ended October 31, 2011, January 31, 2012 and April 30, 2012 we declared and paid quarterly cash dividends of $0.15 per share that totaled approximately $45 million, $44 million and $45 million. In May 2012 our Board of Directors declared a quarterly cash dividend of $0.15 per share of outstanding common stock payable on July 18, 2012 to stockholders of record at the close of business on July 10, 2012. Future declarations of dividends and the establishment of future record dates and payment dates are subject to the final determination of our Board of Directors.
Share-Based Compensation Expense
The following table summarizes the total share-based compensation expense that we recorded for the periods shown.

	Three Months Ended		Nine Months Ended
(In millions, except per share amounts)	April 30, 2012	April 30, 2011	April 30, 2012	April 30, 2011
Cost of revenue	$1	$2	$4	$5
Selling and marketing	14	12	43	33
Research and development	11	13	37	38
General and administrative	11	12	36	36
Total share-based compensation expense	37	39	120	112
Income tax benefit	(12)	(14)	(39)	(39)
Decrease in net income	$25	$25	$81	$73
Decrease in net income per share:
Basic	$0.08	$0.08	$0.27	$0.24
Diluted	$0.08	$0.08	$0.26	$0.23

Stock Option Activity and Related Share-Based Compensation Expense
A summary of activity under all share-based compensation plans for the nine months ended April 30, 2012 was as follows:

		Options Outstanding
(Shares in thousands)	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price Per Share
Balance at July 31, 2011	30,716	22,679	$32.38
Options granted	(378)	378	51.76
Restricted stock units granted (2)	(1,333)	—	—
Options exercised	—	(6,300)	28.31
Options canceled or expired (1)	407	(413)	37.22
Restricted stock units forfeited (1)(2)	1,297	—	—
Balance at April 30, 2012	30,709	16,344	$34.28

Exercisable at April 30, 2012		10,600	$30.32
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

At April 30, 2012, there was approximately $43 million of unrecognized compensation cost related to non-vested stock options that we expect to recognize as expense in the future. We will adjust unrecognized compensation cost for future changes in estimated forfeitures. We expect to recognize that cost over a weighted average vesting period of 1.7 years.
Restricted Stock Unit Activity and Related Share-Based Compensation Expense
A summary of restricted stock unit activity for the nine months ended April 30, 2012 was as follows:

	Restricted Stock Units
(Shares in thousands)	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at July 31, 2011	11,055	$37.92
Granted	580	49.43
Vested	(2,661)	28.84
Forfeited	(579)	38.71
Nonvested at April 30, 2012	8,395	$41.54

At April 30, 2012, there was approximately $169 million of unrecognized compensation cost related to non-vested RSUs and restricted stock that we expect to recognize as expense in the future. We will adjust unrecognized compensation cost for future changes in estimated forfeitures. We expect to recognize that cost over a weighted average vesting period of 2.0 years.

9.	Litigation
On January 13, 2012, two putative class actions were filed against Intuit Inc. in connection with our TurboTax income tax preparation software: Smith v. Intuit Inc. (U.S. District Court, Northern District of California) and Quildon v. Intuit Inc. (California Superior Court, Santa Clara County). The plaintiffs in both cases assert that the fees charged for the refund processing service offered within TurboTax are “refund anticipation loans” and the disclosures about those fees do not comply with California and federal laws. The Smith case was brought in federal court on behalf of a proposed nationwide class and subclasses; the Quildon case was brought in state court on behalf of a proposed California class and subclasses. Otherwise the two complaints are substantively identical. In each case the plaintiffs seek monetary relief (including restitution, statutory damages, treble damages, and interest) in an unspecified amount, as well as attorneys' fees and costs. On February 22, 2012, Intuit removed the Quildon case to federal court. On March 16, 2012, the plaintiffs filed a motion to remand the Quildon case to state court. On March 19, 2012, Intuit filed motions to dismiss the plaintiffs' claims in both cases. On May 25, 2012, the federal court remanded the Quildon case to state court and denied as moot the motion to dismiss that case. A hearing on Intuit's motion to dismiss the Smith case is currently scheduled for June 1, 2012. We continue to believe we have meritorious defenses to the claims asserted in these actions and intend to defend vigorously against them. We believe that liabilities associated with these cases, while possible, are not probable, and therefore we have not recorded any accrual for them as of April 30, 2012. Further, any possible range of loss cannot be reasonably estimated at this time.
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

10.	Segment Information
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
The following table shows our financial results by reportable segment for the periods indicated.

	Three Months Ended		Nine Months Ended
(In millions)	April 30, 2012	April 30, 2011	April 30, 2012	April 30, 2011
Net revenue:
Financial Management Solutions	$197	$183	$564	$524
Employee Management Solutions	129	115	378	338
Payment Solutions	107	93	300	258
Consumer Tax	1,072	1,036	1,408	1,270
Accounting Professionals	236	225	394	372
Financial Services	91	89	272	254
Other Businesses	113	107	242	242
Total net revenue	$1,945	$1,848	$3,558	$3,258

Operating income:
Financial Management Solutions	$72	$61	$181	$154
Employee Management Solutions	81	70	228	197
Payment Solutions	25	20	72	44
Consumer Tax	845	853	931	877
Accounting Professionals	194	187	261	241
Financial Services	23	20	66	57
Other Businesses	49	42	58	59
Total segment operating income	1,289	1,253	1,797	1,629
Unallocated corporate items:
Share-based compensation expense	(37)	(39)	(120)	(112)
Other common expenses	(139)	(138)	(427)	(403)
Amortization of acquired technology	(4)	(4)	(12)	(13)
Amortization of other acquired intangible assets	(2)	(11)	(33)	(33)
Total unallocated corporate items	(182)	(192)	(592)	(561)
Total operating income	$1,107	$1,061	$1,205	$1,068

11.	Subsequent Event

On May 18, 2012 we acquired all of the outstanding equity interests of Demandforce, Inc. for total cash and other consideration of approximately $423.5 million. Demandforce is a provider of online marketing and customer communication solutions for small and medium-sized businesses (SMBs) and became part of our Financial Management Solutions segment. We acquired Demandforce to expand our online SMB offerings in support of our connected services strategy. We will include Demandforce's results of operations in our consolidated results of operations from the date of acquisition. Demandforce's results of operations for periods prior to the date of acquisition were not material when compared with our consolidated results of operations.

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

Executive Overview
This overview provides a high level discussion of our operating results and some of the trends that affect our business. We believe that an understanding of these trends is important in order to understand our financial results for the first nine months of fiscal 2012 as well as our future prospects. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this Quarterly Report on Form 10-Q.
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
Small Business Group: This category includes three segments — Financial Management Solutions, Employee Management Solutions, and Payment Solutions.

•
Our Financial Management Solutions segment includes QuickBooks financial and business management software and services; QuickBooks technical support; financial supplies; Intuit Websites, which provides website design and hosting services for small and medium-sized businesses; and QuickBase.

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

Seasonality and Trends
Our QuickBooks, Consumer Tax and Accounting Professionals businesses are highly seasonal. Revenue from our QuickBooks software products tends to be highest during our second and third fiscal quarters. Sales of income tax preparation products and services are heavily concentrated in the period from November through April. In our Consumer Tax business, a greater proportion of our revenue has been occurring later in this seasonal period due in part to the growth in sales of TurboTax Online, for which revenue is recognized upon printing or electronic filing of a tax return. The seasonality of our Consumer Tax and Accounting Professionals revenue is also affected by the timing of the availability of tax forms from taxing agencies and the ability of those agencies to receive electronic tax return submissions. The availability of tax forms or the ability of taxing agencies to receive submissions can cause revenue to shift between our second fiscal quarter and subsequent fiscal quarters. These seasonal patterns mean that our total net revenue is usually highest during our second quarter ending January 31 and third quarter ending April 30. We typically report losses in our first quarter ending October 31 and fourth quarter ending July 31, when revenue from our tax businesses is minimal while core operating expenses such as research and development continue at relatively consistent levels. We believe the seasonality of our revenue is likely to continue in the future. In our MD&A we often focus on year-to-date results for our seasonal businesses as they are generally more meaningful than quarterly results.
Overview of Financial Results
Total net revenue for the first nine months of fiscal 2012 was $3.6 billion, an increase of 9% compared with the same period of fiscal 2011. Our Consumer Tax segment and our Small Business Group were the key drivers of revenue growth in the first nine months of fiscal 2012. Revenue in our Consumer Tax segment increased 11% compared with the same period a year ago due to 7% growth in paid federal units and favorable offering mix. Revenue in our Small Business Group grew 11% compared with the same period a year ago due to growth in connected services offerings and improved offering mix. Operating income for the first nine months of fiscal 2012 was $1.2 billion, an increase of 13% compared with the same period of fiscal 2011. Higher revenue was partially offset by higher costs and expenses, including higher spending for staffing and share-based compensation. Net income increased 14% in the first nine months of fiscal 2012 compared with the same period of fiscal 2011, in line with the increase in operating income. Diluted net income per share for the first nine months of fiscal 2012 increased 19% to $2.58 as a result of the increase in net income and the decline in weighted average diluted common shares compared with the same period of fiscal 2011.
We ended the first nine months of fiscal 2012 with cash, cash equivalents and investments totaling $1.5 billion. In the first nine months of fiscal 2012 we generated cash from operations and from the issuance of common stock under employee stock plans. During the same period we used cash for the repayment of debt, for the repurchase of shares of our common stock under our stock repurchase programs, for the payment of cash dividends, and for capital expenditures. At April 30, 2012, we had authorization from our Board of Directors to expend up to an additional $1.8 billion for stock repurchases through August 15, 2014.

Critical Accounting Policies and Estimates
In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant impact on our net revenue, operating income or loss and net income or loss, as well as on the value of certain assets and liabilities on our balance sheet. We believe that the estimates, assumptions and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2011 have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. We believe that there were no significant changes in those critical accounting policies and estimates during the first nine months of fiscal 2012. Senior management has reviewed the development and selection of our critical accounting policies and estimates and their disclosure in this Quarterly Report on Form 10-Q with the Audit and Risk Committee of our Board of Directors.

Results of Operations
Financial Overview

(Dollars in millions, except per share amounts)	Q3 FY12	Q3 FY11	$ Change	% Change	YTD Q3 FY12	YTD Q3 FY11	$ Change	% Change
Total net revenue	$1,945	$1,848	$97	5%	$3,558	$3,258	$300	9%
Operating income	1,107	1,061	46	4%	1,205	1,068	137	13%
Net income	734	688	46	7%	788	691	97	14%
Diluted net income per share	$2.42	$2.20	$0.22	10%	$2.58	$2.16	$0.42	19%

Current Fiscal Quarter
Total net revenue increased $97 million or 5% in the third quarter of fiscal 2012 compared with the same quarter of fiscal 2011. In our Small Business Group, revenue was up 11%. Financial Management Solutions segment revenue increased 8% due to growth in QuickBooks Online and QuickBooks Enterprise revenue and, to a lesser extent, to higher Financial Supplies revenue. Employee Management Solutions segment revenue increased 12% due to favorable offering mix, improved customer adoption of payroll direct deposit services, and price increases for desktop payroll customers. Payment Solutions segment revenue increased 14% due to fee structure changes, higher total card transaction volume, and growth in the merchant customer base. In our Consumer Tax segment, revenue increased 3% due to growth in paid federal units and favorable offering mix. These results include the impact of last year's delay in the Internal Revenue Service's acceptance of certain electronically filed tax returns, which contributed to a shift in Consumer Tax revenue from the second quarter of fiscal 2011 to the third quarter of fiscal 2011. Accounting Professionals segment revenue increased 5% due to price increases in our professional tax business and higher QuickBooks Premier Accountant Edition and ProAdvisor Program revenue. Financial Services segment revenue increased 2%, or 7% when adjusted for the March 2012 sale of our corporate banking business. Revenue growth in this segment was primarily due to higher mobile banking revenue. Other Businesses segment revenue increased 6% due to growth in global revenue.
Operating income increased 4% in the third quarter of fiscal 2012 compared with the same quarter of fiscal 2011 due to the increase in revenue described above partially offset by higher costs and operating expenses. Cost of service and other revenue as a percentage of service and other revenue increased slightly due to costs associated with new programs in our Consumer Tax segment. Total operating expenses were also $17 million higher in the fiscal 2012 quarter, primarily due to higher staffing expenses. See "Cost of Revenue" and "Operating Expenses” later in this Item 2 for more information.
Net income increased 7% in the third quarter of fiscal 2012 compared with the same quarter of fiscal 2011 due to higher operating income as described above and a slightly lower effective tax rate in the fiscal 2012 quarter. See "Non-Operating Income and Expenses – Income Taxes" later in this Item 2 for more information. Diluted net income per share for the third quarter of fiscal 2012 increased 10% to $2.42 as a result of the increase in net income and the decline in weighted average diluted common shares compared with the same quarter of fiscal 2011.
Fiscal Year to Date
Total net revenue increased $300 million or 9% in the first nine months of fiscal 2012 compared with the same period of fiscal 2011. In our Small Business Group, revenue was up 11%. Financial Management Solutions segment revenue increased 8% due to growth in QuickBooks Online and QuickBooks Enterprise revenue and, to a lesser extent, to higher Financial Supplies revenue. Employee Management Solutions segment revenue increased 12% due to favorable offering mix, improved customer adoption of payroll direct deposit services, and price increases for desktop payroll customers. Payment Solutions segment revenue increased 16% due to fee structure changes, higher total card transaction volume, and growth in the merchant customer base. In our Consumer Tax segment, revenue increased 11% due to 7% growth in paid federal units and favorable offering mix. Accounting Professionals segment revenue grew 6% due to price increases in our professional tax business and higher QuickBooks Premier Accountant Edition and ProAdvisor Program revenue. Financial Services segment revenue increased 7%, or 9% when adjusted for the March 2012 sale of our corporate banking business. Revenue growth in this segment was primarily due to higher mobile banking revenue and, to a lesser extent, to higher bill-pay revenue. Other Businesses segment revenue was flat due to 9% growth in global revenue offset by lower Quicken revenue.
Operating income increased 13% in the first nine months of fiscal 2012 compared with the same period of fiscal 2011 due to the increase in revenue described above partially offset by higher costs and operating expenses. Cost of service and other revenue as a percentage of service and other revenue increased slightly due to costs associated with new programs in our Consumer Tax segment. Total operating expenses were also $86 million higher in the fiscal 2012 period, including about $75 million for higher staffing expenses and about $9 million for higher share-based compensation expenses. See "Cost of Revenue"

and "Operating Expenses” later in this Item 2 for more information.
Net income increased 14% in the first nine months of fiscal 2012 compared with the same period of fiscal 2011, in line with the increase in operating income. Diluted net income per share for the first nine months of fiscal 2012 increased 19% to $2.58 as a result of the increase in net income and the decline in weighted average diluted common shares compared with the same period of fiscal 2011.
Business Segment Results
The information below is organized in accordance with our seven reportable business segments. All of our business segments except Other Businesses operate primarily in the United States and sell primarily to customers in the United States. International total net revenue was less than 5% of consolidated total net revenue for all periods presented.
Segment operating income or loss is segment net revenue less segment cost of revenue and operating expenses. See “Executive Overview – Seasonality and Trends” earlier in this Item 2 for a description of the seasonality of our business. Segment expenses do not include certain costs, such as corporate selling and marketing, product development, and general and administrative expenses and share-based compensation expenses, which are not allocated to specific segments. These unallocated costs totaled $547 million in the first nine months of fiscal 2012 and $515 million in the first nine months of fiscal 2011. Unallocated costs increased in the fiscal 2012 period due to increases in corporate product development and selling and marketing expenses in support of the growth of our businesses, and to a lesser extent to increases in share-based compensation expenses.
Segment expenses also do not include amortization of acquired technology, amortization of other acquired intangible assets, and goodwill and intangible asset impairment charges. See Note 10 to the financial statements in Part I, Item 1 of this report for reconciliations of total segment operating income or loss to consolidated operating income or loss for each fiscal period presented.
We calculate revenue growth rates and segment operating margin figures using dollars in thousands. Those results may vary from figures calculated using the dollars in millions presented below.
Financial Management Solutions

(Dollars in millions)	Q3 FY12	Q3 FY11	% Change	YTD Q3 FY12	YTD Q3 FY11	% Change
Product revenue	$111	$107		$316	$306
Service and other revenue	86	76		248	218
Total segment revenue	$197	$183	8%	$564	$524	8%
% of total revenue	10%	10%		16%	16%

Segment operating income	$72	$61	18%	$181	$154	18%
% of related revenue	36%	33%		32%	29%

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
FMS total net revenue increased $14 million or 8% in the third quarter of fiscal 2012 compared with the same quarter of fiscal 2011 and increased $40 million or 8% in the first nine months of fiscal 2012 compared with the same period of fiscal 2011. Total QuickBooks software units increased 1% in the first nine months of fiscal 2012. Strong growth in QuickBooks Online and QuickBooks Enterprise revenue drove higher average selling prices for QuickBooks offerings overall. Higher revenue from financial supplies also contributed to FMS revenue growth in both periods, fueled by sales of our new Secure Plus checks with ChecklockTM fraud protection.
FMS segment operating income as a percentage of related revenue increased to 36% in the third quarter of fiscal 2012 from 33% in the same quarter of fiscal 2011 and increased to 32% in the first nine months of fiscal 2012 from 29% in the same period of fiscal 2011. Segment operating income was higher in the first nine months of fiscal 2012 due to the increase in revenue described above and about $12 million in lower expenses for advertising and other marketing programs, partially offset by about $16 million for higher staffing expenses associated with higher headcount.

Employee Management Solutions

(Dollars in millions)	Q3 FY12	Q3 FY11	% Change	YTD Q3 FY12	YTD Q3 FY11	% Change
Product revenue	$70	$66		$207	$193
Service and other revenue	59	49		171	145
Total segment revenue	$129	$115	12%	$378	$338	12%
% of total revenue	7%	6%		11%	10%

Segment operating income	$81	$70	16%	$228	$197	16%
% of related revenue	62%	61%		60%	58%

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
EMS total net revenue increased $14 million or 12% in the third quarter of fiscal 2012 compared with the same quarter of fiscal 2011 and increased $40 million or 12% in the first nine months of fiscal 2012 compared with the same period of fiscal 2011. Revenue was higher in the fiscal 2012 periods due to customer growth in our Enhanced desktop payroll and online payroll solutions, improved customer adoption of payroll direct deposit services, and price increases for desktop payroll customers. At April 30, 2012, total payroll customers were up 2% while online payroll customers were up 19% compared with April 30, 2011.
EMS segment operating income as a percentage of related revenue increased slightly to 62% in the third quarter of fiscal 2012 from 61% in the same quarter of fiscal 2011 and increased to 60% in the first nine months of fiscal 2012 from 58% in the same period of fiscal 2011. Segment operating income was higher in these periods due to the increases in revenue described above, partially offset by higher staffing expenses associated with growing our online payroll business.
Payment Solutions

(Dollars in millions)	Q3 FY12	Q3 FY11	% Change	YTD Q3 FY12	YTD Q3 FY11	% Change
Product revenue	$7	$8		$19	$24
Service and other revenue	100	85		281	234
Total segment revenue	$107	$93	14%	$300	$258	16%
% of total revenue	5%	5%		8%	8%

Segment operating income	$25	$20	29%	$72	$44	61%
% of related revenue	25%	22%		24%	17%

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
Payment Solutions total net revenue increased $14 million or 14% in the third quarter of fiscal 2012 compared with the same quarter of fiscal 2011 and increased $42 million or 16% in the first nine months of fiscal 2012 compared with the same period of fiscal 2011. Higher revenue in these periods was driven by fee structure changes, higher total card transaction volume, and 13% growth in the merchant customer base.

Payment Solutions segment operating income as a percentage of related revenue increased to 25% in the third quarter of fiscal 2012 from 22% in the same quarter of fiscal 2011 and increased to 24% in the first nine months of fiscal 2012 from 17% in the same period of fiscal 2011. Segment operating income was higher in these periods due to the increases in revenue described above and lower agent fees in cost of revenue, partially offset by higher data center hosting expenses.
Consumer Tax

(Dollars in millions)	Q3 FY12	Q3 FY11	% Change	YTD Q3 FY12	YTD Q3 FY11	% Change
Product revenue	$139	$168		$213	$254
Service and other revenue	933	868		1,195	1,016
Total segment revenue	$1,072	$1,036	3%	$1,408	$1,270	11%
% of total revenue	55%	56%		40%	39%

Segment operating income	$845	$853	(1)%	$931	$877	6%
% of related revenue	79%	82%		66%	69%

Consumer Tax product revenue is derived primarily from TurboTax federal and state consumer and small business desktop tax return preparation software. Consumer Tax service and other revenue is derived primarily from TurboTax Online tax return preparation services and electronic tax filing services.
Consumer Tax segment revenue increased $36 million or 3% in the third quarter of fiscal 2012 compared with the same quarter of fiscal 2011. These results include the impact of last year's delay in the Internal Revenue Service's acceptance of certain electronically filed tax returns, which contributed to a shift in Consumer Tax revenue from the second quarter of fiscal 2011 to the third quarter of fiscal 2011. Consumer Tax segment revenue increased $138 million or 11% in the first nine months of fiscal 2012 compared with the same period of fiscal 2011 due to 7% growth in paid federal units and favorable offering mix, including improved conversion from free to paid and growth in our debit card business. Online federal units represented approximately 76% of total TurboTax federal units for the 2011 tax season to date, up from 74% for the comparable portion of the 2010 tax season.
Consumer Tax segment operating income as a percentage of related revenue decreased to 66% in the first nine months of fiscal 2012 from 69% in the same period of fiscal 2011. Segment cost of service revenue as a percentage of service revenue was higher in the fiscal 2012 period due to costs associated with our new Free Tax Advice and debit card programs and to higher data center hosting costs. Segment operating expenses also increased about $28 million for staffing expenses and about $18 million for advertising and other marketing programs compared with the fiscal 2011 period.
Accounting Professionals

(Dollars in millions)	Q3 FY12	Q3 FY11	% Change	YTD Q3 FY12	YTD Q3 FY11	% Change
Product revenue	$194	$178		$343	$315
Service and other revenue	42	47		51	57
Total segment revenue	$236	$225	5%	$394	$372	6%
% of total revenue	12%	12%		11%	12%

Segment operating income	$194	$187	4%	$261	$241	8%
% of related revenue	82%	83%		66%	65%

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

Accounting Professionals total net revenue increased $22 million or 6% in the first nine months of fiscal 2012 compared with the same period of fiscal 2011. Revenue was higher in the fiscal 2012 period due to price increases in our professional tax business and higher QuickBooks Premier Accountant Edition and ProAdvisor Program revenue.
Accounting Professionals segment operating income as a percentage of related revenue increased slightly to 66% in the first nine months of fiscal 2012 from 65% in the same period of fiscal 2011 due to the increase in revenue described above and relatively stable operating expenses.
Financial Services

(Dollars in millions)	Q3 FY12	Q3 FY11	% Change	YTD Q3 FY12	YTD Q3 FY11	% Change
Product revenue	$—	$—		$—	$—
Service and other revenue	91	89		272	254
Total segment revenue	$91	$89	2%	$272	$254	7%
% of total revenue	5%	5%		8%	8%

Segment operating income	$23	$20	14%	$66	$57	16%
% of related revenue	25%	22%		24%	22%

Financial Services service and other revenue is derived primarily from outsourced online banking solutions that are hosted in our data centers and delivered as on-demand service offerings to banks and credit unions. Financial Services service and other revenue also includes fees for implementation services.
Financial Services total net revenue increased $2 million or 2% in the third quarter of fiscal 2012 compared with the same quarter of fiscal 2011 and increased $18 million or 7% in the first nine months of fiscal 2012 compared with the same period of fiscal 2011. Revenue for the third quarter of fiscal 2012 grew 7% and revenue for the first nine months of fiscal 2012 grew 9% when adjusted for the March 2012 sale of our corporate banking business. Revenue growth for the third quarter of fiscal 2012 was primarily driven by higher mobile banking revenue. Revenue growth for the first nine months of fiscal 2012 was primarily due to higher mobile banking revenue and, to a lesser extent, to higher bill-pay revenue. Bill-pay revenue grew due to a 6% increase in bill-pay end users and higher transaction volumes for the first nine months of fiscal 2012.
Financial Services segment operating income as a percentage of related revenue increased to 25% in the third quarter of fiscal 2012 from 22% in the third quarter of fiscal 2011 and increased to 24% in the first nine months of fiscal 2012 from 22% in the same period of fiscal 2011. Segment operating income as a percentage of related revenue increased in both periods due to the increases in revenue described above and slightly lower staffing expenses associated with lower headcount, partially offset by higher data center hosting expenses.
Other Businesses

(Dollars in millions)	Q3 FY12	Q3 FY11	% Change	YTD Q3 FY12	YTD Q3 FY11	% Change
Product revenue	$77	$75		$141	$156
Service and other revenue	36	32		101	86
Total segment revenue	$113	$107	6%	$242	$242	—%
% of total revenue	6%	6%		6%	7%

Segment operating income	$49	$42	15%	$58	$59	(2)%
% of related revenue	43%	40%		24%	25%

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
Other Businesses total net revenue increased $6 million or 6% in the third quarter of fiscal 2012 compared with the same quarter of fiscal 2011 due to 7% growth in global revenue and flat Quicken revenue. Other Businesses total net revenue was flat in the first nine months of fiscal 2012 compared with the same period of fiscal 2011. Global revenue grew 9% in this period while Quicken revenue was lower due to lower Quicken unit sales.
Other Businesses segment operating income as a percentage of related revenue increased to 43% in the third quarter of fiscal 2012 from 40% in the same quarter of fiscal 2011 and decreased slightly to 24% in the first nine months of fiscal 2012 from 25% in the same period of fiscal 2011. Higher revenue in the third quarter of fiscal 2012 and flat revenue in the first nine months of fiscal 2012 was partially offset by higher costs and expenses associated with continued investment in our healthcare business and in global market opportunities.

Cost of Revenue

(Dollars in millions)	Q3 FY12	% of Related Revenue	Q3 FY11	% of Related Revenue	YTD Q3 FY12	% of Related Revenue	YTD Q3 FY11	% of Related Revenue
Cost of product revenue	$32	5%	$32	5%	$116	9%	$110	9%
Cost of service and other revenue	166	12%	132	11%	456	20%	384	19%
Amortization of acquired technology	4	n/a	4	n/a	12	n/a	13	n/a
Total cost of revenue	$202	10%	$168	9%	$584	16%	$507	16%

Cost of service and other revenue as a percentage of service and other revenue increased slightly in the third quarter and first nine months of fiscal 2012 compared with the same periods of fiscal 2011 due to costs associated with the new Free Tax Advice and debit card programs in our Consumer Tax segment. Partially offsetting the impact of these higher costs, agent fees in our Payment Solutions business were lower and online tax return preparation and electronic filing service revenue grew slightly faster than total service revenue. Online tax revenues have relatively lower costs of revenue compared with our other service offerings.

Operating Expenses

(Dollars in millions)	Q3 FY12	% of Total Net Revenue	Q3 FY11	% of Total Net Revenue	YTD Q3 FY12	% of Total Net Revenue	YTD Q3 FY11	% of Total Net Revenue
Selling and marketing	$365	19%	$351	19%	$945	27%	$901	28%
Research and development	167	9%	164	9%	502	14%	478	15%
General and administrative	102	5%	93	5%	289	8%	271	8%
Amortization of other acquired intangible assets	2	—%	11	1%	33	1%	33	1%
Total operating expenses	$636	33%	$619	34%	$1,769	50%	$1,683	52%

Current Fiscal Quarter
Total operating expenses as a percentage of total net revenue decreased slightly to 33% in the third quarter of fiscal 2012 from 34% in the same quarter of fiscal 2011. Revenue grew $97 million while total operating expenses increased $17 million in the fiscal 2012 quarter, primarily due to higher staffing expenses associated with higher headcount.
Fiscal Year to Date
Total operating expenses as a percentage of total net revenue decreased to 50% in the first nine months of fiscal 2012 from 52% in the same period of fiscal 2011. Revenue grew $300 million while total operating expenses increased $86 million in the fiscal 2012 period. Total operating expenses increased about $75 million for higher staffing expenses due to higher headcount and about $9 million for higher share-based compensation expenses. Share-based compensation expense increased because the market price of our common stock was higher at the time of our broad-based July 2011 grants of stock options and restricted stock units compared with the prior fiscal year.

Non-Operating Income and Expenses
Interest Expense
Interest expense of $43 million for the first nine months of fiscal 2012 and $45 million for the first nine months of fiscal 2011 consisted primarily of interest on senior notes that we issued in March 2007. See Note 6 to the financial statements in Part I, Item 1 of this report for more information.
Interest and Other Income, Net

	Three Months Ended		Nine Months Ended
(In millions)	April 30, 2012	April 30, 2011	April 30, 2012	April 30, 2011
Interest income	$2	$2	$6	$8
Net gains on executive deferred compensation plan assets	2	3	1	8
Gain on disposition of stock warrants	—	—	10	—
Other	5	1	6	4
Total interest and other income, net	$9	$6	$23	$20

Interest and other income, net consists primarily of interest income and net gains on executive deferred compensation plan assets. Slightly lower average invested balances and lower interest rates resulted in lower interest income in the first nine months of fiscal 2012 compared with the same period of fiscal 2011. In accordance with authoritative guidance, we record gains and losses associated with executive deferred compensation plan assets in interest and other income and gains and losses associated with the related liabilities in operating expenses. The amounts recorded in operating expenses generally offset the amounts recorded in interest and other income.

In connection with our acquisition of Digital Insight Corporation in fiscal 2007, we acquired stock warrants for a privately held company. During the first quarter of fiscal 2012 that company was acquired and we recorded a gain of approximately $10 million on the disposition of the warrants.

In the third quarter of fiscal 2012 we sold our Financial Services segment's corporate banking business for approximately $20 million and recorded a pretax gain of approximately $4 million in interest and other income.
Income Taxes
We compute our provision for or benefit from income taxes by applying the estimated annual effective tax rate to income or loss from recurring operations and adding the effects of any discrete income tax items specific to the period. Our effective tax rates for the third quarters of fiscal 2012 and 2011 were approximately 34% and 35% and did not differ significantly from the federal statutory rate of 35%.

Our effective tax rate for the first nine months of fiscal 2012 was approximately 34% and did not differ significantly from the federal statutory rate of 35%. Our effective tax rate for the first nine months of fiscal 2011 was approximately 34%. Excluding discrete tax benefits primarily related to the retroactive reinstatement of the federal research and experimentation credit as described below, our effective tax rate for that period was approximately 35% and did not differ significantly from the statutory rate of 35%.
In December 2010 the Tax Relief, Unemployment Insurance Reauthorization, and Jobs Creation Act of 2010 was signed into law. The Act included a reinstatement of the federal research and experimentation credit through December 31, 2011 that was retroactive to January 1, 2010.

Liquidity and Capital Resources
Overview
At April 30, 2012, our cash, cash equivalents and investments totaled $1.5 billion, an increase of $101 million from July 31, 2011 due to the factors noted under “Statements of Cash Flows” below. Our primary source of liquidity has been cash from operations, which entails the collection of accounts receivable for products and services. Our primary uses of cash have been for research and development programs, selling and marketing activities, capital projects, acquisitions of businesses, debt service costs, repurchases of our common stock and the payment of cash dividends.
In March 2007 we issued five-year and ten-year senior unsecured notes totaling $1 billion. We paid off the five-year notes when they became due in March 2012 using cash from operations. See “Contractual Obligations – Commitments for Senior Unsecured Notes” later in this Item 2 for more information. We also have a $500 million unsecured revolving line of credit facility that is described later in this Item 2. To date we have not borrowed under the facility.
The following table summarizes selected measures of our liquidity and capital resources at the dates indicated:

(Dollars in millions)	April 30, 2012	July 31, 2011	$ Change	% Change
Cash, cash equivalents and investments	$1,522	$1,421	$101	7%
Long-term investments	90	63	27	43%
Current portion of long-term debt	—	500	(500)	(100)%
Long-term debt	499	499	—	—%
Working capital	743	449	294	65%
Ratio of current assets to current liabilities	1.5 : 1	1.2 : 1

Auction Rate Securities
At April 30, 2012, we held a total of $54 million in municipal auction rate securities that we classified as long-term investments on our balance sheet based on the maturities of the underlying securities. All of these securities are rated A or better by the major credit rating agencies and the majority of the securities are collateralized by student loans guaranteed by the U.S. Department of Education or private insurers. Due to a decrease in liquidity in the global credit markets, in February 2008 auctions began failing for the municipal auction rate securities we held and in accordance with authoritative guidance we began estimating their fair value based on a discounted cash flow model that we prepared. Based on our expected operating cash flows and our other sources of cash, we do not believe that the reduction in liquidity of the municipal auction rate securities we held at April 30, 2012 will have a material impact on our overall ability to meet our liquidity needs.

Statements of Cash Flows
The following table summarizes selected items from our statements of cash flows for the first nine months of fiscal 2012 and 2011. See the financial statements in Part I, Item 1 of this report for complete statements of cash flows for those periods.

	Nine Months Ended
(Dollars in millions)	April 30, 2012	April 30, 2011	$ Change
Net cash provided by (used in):
Operating activities	$1,428	$1,185	$243
Investing activities	(82)	780	(862)
Financing activities	(1,205)	(816)	(389)
Effect of exchange rate changes on cash	(4)	6	(10)
Increase (decrease) in cash and cash equivalents	$137	$1,155	$(1,018)

Operating Activities
During the first nine months of fiscal 2012 we generated $1.4 billion in cash from our operations. This included net income of $788 million and adjustments for depreciation and amortization of $185 million and share-based compensation expense of $120 million. We expect to pay approximately $280 million in income taxes during the fourth quarter of fiscal 2012.
During the first nine months of fiscal 2011 we generated $1.2 billion in cash from our operations. This included net income of $691 million and adjustments for depreciation and amortization of $178 million and share-based compensation expense of $112 million.
Investing Activities
We used $82 million in cash for investing activities during the first nine months of fiscal 2012. We received $28 million in cash from net sales of investments and used $125 million in cash for capital expenditures.
Investing activities generated $780 million in cash during the first nine months of fiscal 2011. We received $921 million in cash from net sales of investments and used $166 million in cash for capital expenditures.
Financing Activities
We used $1.2 billion in cash for financing activities during the first nine months of fiscal 2012. We used $500 million in cash to repay senior notes that became due on March 15, 2012. We also used $793 million for the repurchase of common stock under our stock repurchase programs and $134 million for the payment of cash dividends on our common stock, partially offset by the receipt of $160 million in cash from the issuance of common stock under employee stock plans.
We used $816 million in cash for financing activities during the first nine months of fiscal 2011, including $1.1 billion for the repurchase of common stock under our stock repurchase programs partially offset by the receipt of $235 million in cash from the issuance of common stock under employee stock plans.
Stock Repurchase Programs
Our Board of Directors has authorized a series of common stock repurchase programs. Shares of common stock repurchased under these programs become treasury shares. During the first nine months of fiscal 2012 and 2011 we repurchased 15.0 million and 23.3 million shares of our common stock for $793 million and $1.1 billion under these programs. At April 30, 2012, we had authorization from our Board of Directors to expend up to an additional $1.8 billion for stock repurchases through August 15, 2014. We currently expect to continue repurchasing our common stock on a quarterly basis; however, future stock repurchases under the current program are at the discretion of management, and authorization of future stock repurchase programs is subject to the final determination of our Board of Directors.

Dividends on Common Stock
In the first three quarters of fiscal 2012 we declared and paid quarterly cash dividends of $0.15 per share that totaled approximately $134 million for all three quarters. In May 2012 our Board of Directors declared a quarterly cash dividend of $0.15 per share of outstanding common stock payable on July 18, 2012 to stockholders of record at the close of business on July 10, 2012. We currently expect to continue paying comparable cash dividends on a quarterly basis; however, future declarations of dividends and the establishment of future record dates and payment dates are subject to the final determination of our Board of Directors.
Acquisition of Demandforce, Inc.
On May 18, 2012 we acquired all of the outstanding equity interests of Demandforce, Inc. for total cash and other consideration of approximately $423.5 million. Demandforce is a provider of online marketing and customer communication solutions for small and medium-sized businesses and became part of our Financial Management Solutions segment.
Unsecured Revolving Credit Facility
On February 17, 2012 we entered into an agreement with certain institutional lenders for a $500 million unsecured revolving credit facility that will expire on February 17, 2017. Advances under the credit facility will accrue interest at rates that are equal to, at our election, either JP Morgan's alternate base rate plus a margin that ranges from 0.0% to 0.5% or LIBOR plus a margin that ranges from 0.9% to 1.5%. Actual margins under either election will be based on our senior debt credit ratings. The agreement includes customary affirmative and negative covenants, including financial covenants that require us to maintain a ratio of total debt to annual earnings before interest, taxes, depreciation and amortization (EBITDA) of not greater than 3.25 to 1.00 as of any date and a ratio of annual EBITDA to interest payable of not less than 3.00 to 1.00 as of the last day of each fiscal quarter. We remained in compliance with these covenants at all times during the quarter ended April 30, 2012. We may use amounts borrowed under this credit facility for general corporate purposes, including future acquisitions. To date we have not borrowed under the credit facility. We monitor counterparty risk associated with the institutional lenders that are providing the credit facility. We currently believe that the credit facility will be available to us should we choose to borrow under it.
Liquidity and Capital Resource Requirements
Our cash, cash equivalents and investments totaled $1.5 billion at April 30, 2012. Of this amount, less than 10% was held by our foreign subsidiaries and subject to repatriation tax considerations. We intend to permanently reinvest a significant portion of our earnings from foreign operations, and we currently do not anticipate that we will need funds generated from foreign operations to fund our domestic operations. In the event that funds from foreign operations are needed to fund operations in the United States, if U.S. taxes have not been previously provided on the related earnings we would provide for and pay additional U.S. taxes at the time we change our intention with regard to the reinvestment of those earnings.
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

Off-Balance Sheet Arrangements
At April 30, 2012, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations
We presented our contractual obligations at July 31, 2011 in our Annual Report on Form 10-K for the fiscal year then ended. Except as discussed below, there have been no significant changes in those obligations during the first nine months of fiscal 2012.
Commitments for Senior Unsecured Notes
On March 12, 2007 we issued $500 million of 5.40% senior unsecured notes due on March 15, 2012 (the 2012 Notes) and $500 million of 5.75% senior unsecured notes due on March 15, 2017 (the 2017 Notes) (together, the Notes). We paid off the 2012 Notes when they became due using cash from operations. The 2017 Notes are redeemable by Intuit at any time, subject to a make-whole premium. Interest is payable semiannually on March 15 and September 15. At April 30, 2012, our maximum commitment for interest payments under the 2017 Notes was $144 million.

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
Interest Rate Risk
Our cash equivalents and investments are subject to market risk due to changes in interest rates. Interest rate movements affect the interest income we earn on cash equivalents and investments and the fair value of those investments. Should the Federal Reserve Target Rate increase by 25 basis points from the level of April 30, 2012, the value of our investments would decrease by approximately $2 million. Should the Federal Reserve Target Rate increase by 100 basis points from the level of April 30, 2012, the value of our investments would decrease by approximately $10 million.
We are also exposed to the impact of changes in interest rates as they affect our $500 million revolving credit facility. Advances under the credit facility accrue interest at rates that are equal to JP Morgan's alternate base rate plus a margin that ranges from 0.0% to 0.5% or the London InterBank Offered Rate (LIBOR) plus a margin that ranges from 0.9% to 1.5%, in both cases based on our senior debt credit ratings. Consequently, our interest expense would fluctuate with changes in the general level of these interest rates if we were to borrow any amounts under the credit facility. No amounts are currently outstanding under the credit facility.
On March 12, 2007 we issued $500 million of 5.75% senior unsecured notes due on March 15, 2017. We carry these senior notes at face value less unamortized discount on our balance sheets. Since these senior notes bear interest at fixed rates, we have no financial statement risk associated with changes in interest rates. However, the fair value of these notes fluctuates when interest rates change. See Note 2 and Note 6 to the financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.
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
Although the impact of currency fluctuations on our financial results has generally been immaterial in the past and we believe that for the reasons cited above currency fluctuations will not be significant in the future, there can be no guarantee that the impact of currency fluctuations will not be material in the future. As of April 30, 2012, we did not engage in foreign currency hedging activities.

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

PART II
ITEM 1
LEGAL PROCEEDINGS
See Note 9 to the financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a description of legal proceedings.

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

•	our belief that the investments we hold are not other-than-temporarily impaired;

•	our belief that the reduction in liquidity of the municipal auction rate securities we hold will not have a material impact on our overall ability to meet our liquidity needs;

•	our expectation that we will continue to repurchase our common stock on a quarterly basis;

•	our expectation that we will continue to pay a comparable cash dividend on a quarterly basis;

•	our belief that our exposure to currency exchange fluctuation risk will not be significant in the future;

•	our assessments and estimates that determine our effective tax rate;

•	our belief that we will not need funds generated from foreign operations to fund our domestic operations;

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
Our acquisitions have resulted in significant expenses, including amortization and impairment of acquired technology and other acquired intangible assets, and impairment of goodwill. Total costs and expenses in these categories were approximately $91 million in fiscal 2011, $91 million in fiscal 2010, and $101 million in fiscal 2009. Although under current accounting rules goodwill is not amortized, we may incur impairment charges related to the goodwill already recorded and to goodwill arising out of future acquisitions. We test the impairment of goodwill annually in our fourth fiscal quarter or more frequently if indicators of impairment arise. The timing of the formal annual test may result in charges to our statement of operations in our fourth fiscal quarter that may not have been reasonably foreseen in prior periods. The total costs and expenses for fiscal 2011 included a goodwill and intangible asset impairment charge of $30 million for our Intuit Health reporting unit. We recorded the goodwill and intangible assets for that reporting unit on our balance sheet in May 2010 in connection with our acquisition of Medfusion, Inc. At April 30, 2012, we had $1.9 billion in goodwill and $138 million in net acquired intangible assets on our balance sheet, both of which may be subject to impairment charges in the future. New acquisitions, and any impairment of the value of acquired intangible assets, may have a significant negative impact on our future financial results.

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
We have $500 million in debt outstanding and may incur other debt in the future, which may adversely affect our financial condition and future financial results.
In fiscal 2007 we issued $500 million in senior unsecured notes due in March 2012 and $500 million in senior unsecured notes due in March 2017. We paid off the March 2012 notes when they became due using cash from operations. As the March 2017 debt matures, we will have to expend significant resources to either repay or refinance these notes. If we decide to refinance the notes, we may be required to do so on different or less favorable terms or we may be unable to refinance the notes at all, both of which may adversely affect our financial condition.
We have also entered into a $500 million five-year revolving credit facility. Although we have no current plans to request any advances under this credit facility, we may use the proceeds of any future borrowing for general corporate purposes, including future acquisitions.
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

ITEM 2
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS
Stock repurchase activity during the three months ended April 30, 2012 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans
February 1, 2012 through February 29, 2012	1,270,200	$57.69	1,270,200	$1,980,201,901
March 1, 2012 through March 31, 2012	1,399,600	$58.48	1,399,600	$1,898,351,313
April 1, 2012 through April 30, 2012	891,800	$58.22	891,800	$1,846,426,901
Total	3,561,600	$58.13	3,561,600

Notes:

1.
Of the total shares purchased as part of publicly announced plans during the three months ended April 30, 2012, approximately $53 million were purchased under a plan we announced on August 19, 2010 under which we were authorized to repurchase up to $2 billion of our common stock from time to time over a three-year period ending on August 16, 2013. No funds remained under that plan at April 30, 2012. The remaining shares were purchased under a plan we announced on August 18, 2011 under which we are authorized to repurchase up to $2 billion of our common stock from time to time over a three-year period ending on August 15, 2014. At April 30, 2012, authorization from our Board of Directors to expend up to $1.8 billion remained available under that plan.

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

INTUIT INC. (Registrant)
Date:	May 25, 2012	By:	/s/ R. NEIL WILLIAMS
R. Neil Williams
Senior Vice President and Chief Financial Officer (Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference

31.01	Certification of Chief Executive Officer	X

31.02	Certification of Chief Financial Officer	X

32.01*	Section 1350 Certification (Chief Executive Officer)	X

32.02*	Section 1350 Certification (Chief Financial Officer)	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase	X
________________________________

*	This exhibit is intended to be furnished and shall not be deemed “filed” for purposes of the Securities Exchange Act of 1934, as amended.