Form 10-K
period 2012-07-31
INTUIT INC
filed 2012-09-13
CIK 896878

Tables of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________

FORM 10-K

☑	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended July 31, 2012

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of Intuit Inc. outstanding common stock held by non-affiliates of Intuit as of January 31, 2012, the last business day of our most recently completed second fiscal quarter, based on the closing price of $56.44 reported by the NASDAQ Global Select Market on that date, was $15.7 billion.

There were 295,371,402 shares of Intuit voting common stock outstanding as of August 31, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its Annual Meeting of Stockholders to be held on January 17, 2013 are incorporated by reference in Part III of this Annual Report on Form 10-K.

Tables of Contents

INTUIT INC.
FISCAL 2012 FORM 10-K

INDEX

Item		Page
PART I

ITEM 1:	Business	3
ITEM 1A:	Risk Factors	16
ITEM 1B:	Unresolved Staff Comments	27
ITEM 2:	Properties	27
ITEM 3:	Legal Proceedings	27
ITEM 4:	Mine Safety Disclosures	28

PART II

ITEM 5:	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	28
ITEM 6:	Selected Financial Data	31
ITEM 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	32
ITEM 7A:	Quantitative and Qualitative Disclosures About Market Risk	53
ITEM 8:	Financial Statements and Supplementary Data	55
ITEM 9:	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	97
ITEM 9A:	Controls and Procedures	97
ITEM 9B:	Other Information	97

PART III

ITEM 10:	Directors, Executive Officers and Corporate Governance	98
ITEM 11:	Executive Compensation	99
ITEM 12:	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	99
ITEM 13:	Certain Relationships and Related Transactions, and Director Independence	99
ITEM 14:	Principal Accountant Fees and Services	99

PART IV

ITEM 15:	Exhibits and Financial Statement Schedules	100

	Signatures	106

EX-10.16
EX-10.17
EX-10.18
EX-10.19
EX-10.23
EX-10.24
EX-10.25
EX-10.34
EX-10.35
EX-21.01
EX-23.01
EX-31.01
EX-31.02
EX-32.01
EX-32.02
EX-101.INS XBRL Instance Document
EX-101.SCH XBRL Taxonomy Extension Schema
EX-101.CAL XBRL Taxonomy Extension Calculation Linkbase
EX-101.LAB XBRL Taxonomy Extensions Label Linkbase
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

PART I
ITEM 1
BUSINESS

CORPORATE BACKGROUND

General

Intuit Inc. is a leading provider of innovative business and financial management solutions for small businesses, consumers, accounting professionals and financial institutions. Our flagship products and services that include QuickBooks, TurboTax and Quicken help customers solve important business and financial management problems, such as running a small business, paying bills, filing income taxes, or managing personal finances. ProSeries and Lacerte are Intuit’s leading tax preparation offerings for professional accountants. Our Intuit Financial Services business provides digital banking solutions to banks and credit unions that help them make it easier for their customers to manage money and pay bills.

Our products and services are available in the United States, Canada, the United Kingdom, India and Singapore, helping to simplify the business of life for more than 60 million people.

We had revenue of $4.2 billion in our fiscal year ended July 31, 2012, and had approximately 8,500 employees in major offices in the United States, Canada, India, the United Kingdom and other locations at that time.

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

Our customers include consumers and small businesses, and those who serve them – accountants, financial institutions and health care providers. We help simplify the business of life in four ways:

•	Improving financial strength – Helping consumers make and save money and small businesses to grow and profit.

•	Increasing productivity – Turning drudgery into time for what matters most.

•	Maintaining compliance – Helping customers comply with regulations.

•	Building confidence – Sharing the wisdom and experience of others.

Tables of Contents

As emerging technology and market trends change the way people live and work, we change, too. We've adapted our product line, moving from the desktop to the Web and mobile devices. By offering many services online, we're connecting customers to our solutions and with each other in ways that add more value to our products and services.

We apply this vision globally, helping our customers expand their business to overseas markets, creating and selling our own products internationally, and extending our hiring horizons beyond geographic borders.

Our Business Portfolio

We organize our portfolio of businesses into four principal categories — Small Business Group, Tax, Financial Services and Other Businesses. These categories include seven financial reporting segments.

Small Business Group: This category includes three segments – Financial Management Solutions, Employee Management Solutions, and Payment Solutions – targeting the small business market.

•
Our Financial Management Solutions segment includes QuickBooks financial and business management software and services; QuickBooks technical support; financial supplies; and Demandforce, which provides online marketing and customer communication solutions.

•	Our Employee Management Solutions segment provides payroll products and services.

•
Our Payment Solutions segment provides merchant services, including credit and debit card processing; electronic check conversion and automated clearing house services; Web-based transaction processing services for online merchants; and GoPayment mobile payment processing services.

Tax: This category includes two segments — Consumer Tax and Accounting Professionals.

•	Our Consumer Tax segment includes TurboTax income tax preparation products and services for consumers and small businesses.

•
Our Accounting Professionals segment includes Lacerte, ProSeries and Intuit Tax Online professional tax products and services. This segment also includes QuickBooks Premier Accountant Edition and the QuickBooks ProAdvisor Program for accounting professionals.

Financial Services: This segment consists primarily of digital (online and mobile) banking solutions for financial institutions provided by our Intuit Financial Services business.

Other Businesses: This segment includes our global businesses, primarily in Canada, the United Kingdom, India and Singapore; our personal finance offerings, Quicken and Mint; and Intuit Health online patient-to-provider communication solutions.

Our Growth Strategy

We innovate to drive growth, adapting our approach to meet changing demographic, technology, market, and geographic trends. We build, and enable others to build, innovative offerings to solve our customers’ problems, based upon our three-point growth strategy.

•
Driving growth in our core businesses. Our leading offerings include TurboTax, QuickBooks, QuickBooks Payroll, payment solutions, ProSeries, Lacerte, and our online and mobile banking platform. We acquire new users by expanding our categories and increasing awareness. We keep existing customers by delivering greater benefits and ease of use. We also generate new revenue by expanding usage to other offerings in our portfolio.

•
Building adjacent businesses and entering new geographies. By pursuing partnerships, completing acquisitions and creating new offerings, we’re extending our core and accelerating our entry into new businesses. Demandforce, for example, helps small businesses get and keep customers with software as a service marketing and communication solutions. In addition, we're expanding our horizons by offering solutions such as QuickBooks Online to customers around the world.

•
Accelerating our transition to connected services. Our connected services strategy provides new ways for people and businesses to connect and share information with each other, whether on the desktop, the Web, or mobile devices. We design products with a “mobile-first” approach, recognizing customers' increasing demand for anytime, anywhere, any

Tables of Contents

device access to their information. Our TurboTax solutions, for example, let customers prepare and file their entire tax returns online, via tablet, mobile phone, or the desktop.
And we seek to use data to delight customers by eliminating the need to enter data, helping them make better decisions and improve transactions and interactions.

This strategy recognizes the emergence and influence of the digital generation, the increasing relevance of social networks, and customers’ growing reliance on the Web, mobile devices and information-based technology to manage important tasks. It also acknowledges the potential of new market opportunities in rapidly developing economies. The end result is a global market that is shifting from traditional services that are paper-based, human-produced, and brick-and-mortar bound, to one where people understand, demand, and embrace the benefits of connected services.

We continue to make significant progress in this environment. Connected services generated $2.7 billion or 64 percent of our total revenue in fiscal 2012, compared with 50 percent of our total revenue five years ago. Within connected services, software as a service offerings by themselves produced about $1.6 billion, or nearly 40 percent of our total revenue in fiscal 2012.

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

PRODUCTS AND SERVICES

We offer our products and services in the seven business segments described in “Business Overview” above. The following table shows the classes of similar products or services, consistent with our reportable segments, that accounted for 10% or more of total net revenue within the last three fiscal years.

	Fiscal 2012	Fiscal 2011	Fiscal 2010

Financial Management Solutions	17%	17%	16%
Employee Management Solutions	12%	12%	12%
Payment Solutions	10%	9%	9%
Consumer Tax	35%	34%	34%
Accounting Professionals	10%	11%	11%
Financial Services	9%	9%	10%

Our products and services are sold mainly in the United States and are described below. International total net revenue was less than 5% of consolidated total net revenue for fiscal 2012, 2011 and 2010. For financial information about these segments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and Note 15 to the financial statements in Item 8 of this Report.

Financial Management Solutions

QuickBooks. Our QuickBooks product line brings bookkeeping capabilities and business management tools to small business users in an easy-to-use design that does not require them to be familiar with debit and credit accounting. We offer a range of desktop and online products and services to suit the needs of different types of businesses. Our desktop software products include QuickBooks Pro and QuickBooks Pro for Mac, which provide accounting functionality for small businesses; QuickBooks Premier, which provides small businesses with advanced accounting functionality and business planning tools; and QuickBooks Enterprise Solutions, designed for larger businesses. Our Premier and Enterprise products also come in a range of industry-specific editions, including Contractor, Manufacturing and Wholesale, Nonprofit, Professional Services, and Retail. Our online offerings include QuickBooks Simple Start Online, which provides accounting functionality suitable for very small, less complex businesses. QuickBooks Online Essentials and QuickBooks Online Plus provide online accounting

Tables of Contents

functionality suitable for progressively larger businesses. All three offerings allow multiple users to access the application from any location via the Internet using a personal computer, tablet device or smartphone.

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

Demandforce. Our Demandforce offerings help small businesses communicate with their customers, build their online reputations, and leverage a network of local businesses for more effective online marketing. Features include e-mail and text message appointment reminders and confirmations; electronic marketing offers and newsletters; online customer reviews and referrals; and tools for tracking and measuring the effectiveness of electronic marketing efforts.

Financial Supplies. We offer a range of financial supplies designed for small businesses and individuals that use QuickBooks and Quicken. These include standard paper checks and Secure Plus checks with CheckLock™ fraud protection features; envelopes, invoices and deposit slips; and business identity products such as business cards and stationery. We also offer tax forms, tax return presentation folders and other supplies for professional tax preparers.

QuickBase. Our QuickBase offering is a software as a service platform that allows users to select ready-made online workgroup applications or create custom solutions for their businesses. The most common solutions include project collaboration, sales team management, and employee management. QuickBase customers pay a monthly or annual subscription fee that varies based on the number of users and the amount of data and file storage they need.

Intuit Partner Platform: The Intuit Partner Platform provides the tools developers need to create Web and mobile applications that add value to QuickBooks. The platform allows developers to build applications that integrate with QuickBooks data and solve the unique needs of our customers. Developers can create applications on the Intuit Partner Platform using any development platform they choose, and must pass a standards and security check before offering their programs to customers. All applications are available through the Intuit App Center at apps.com. Here QuickBooks users can find, buy and use applications connected to the platform. A growing number of companies offer applications built for the platform, including Bill.com, eBay, and Salesforce.com.

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

Intuit Online Payroll. Intuit Online Payroll provides small business payroll services that do not require the use of QuickBooks. This offering is sold on a subscription basis and includes online payroll tax calculation, payroll reports, federal and state payroll tax forms, electronic payment of federal and state payroll taxes, and direct deposit of paychecks. We also offer an Intuit Online Payroll mobile app for smartphones.

Intuit Full Service Payroll.  This offering is also sold on a subscription basis and provides comprehensive payroll services to customers who prefer not to perform payroll tasks themselves. Intuit Full Service Payroll does not require the use of QuickBooks and includes processing of payrolls based on information submitted online by the payroll customer, direct deposit

Tables of Contents

of paychecks, electronic payment of federal and state payroll taxes, electronic filing of federal and state payroll tax forms, and preparation and issuance of year end W-2 forms.

Other Employee Management Solutions. We offer Snap Payroll, a free app that allows small businesses to calculate payroll taxes from an iPhone or iPad. ViewMyPaycheck is a Web app that allows employees of QuickBooks Payroll employers to view and print their paychecks and W-2 forms, and Paycheck Records is a Web app that allows employees of Intuit Online Payroll employers to view and print their paychecks. We also offer workers’ compensation administration to small business employers for additional fees.

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

GoPayment. GoPayment allows users to accept credit card payments using a smartphone or tablet device. They can enter the credit card information manually or use a card swiper that attaches to the phone to capture the information. They can also send electronic receipts to their customers via e-mail or text message.

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

Intuit Payment Network. As members of the Intuit Payment Network, small businesses can send secure online payments to their vendors and receive them from their customers, from bank account to bank account, eliminating the need for paper checks.

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

Tax Return Preparation Offerings. For the 2011 tax season we offered a range of software products and services that included desktop and online versions of TurboTax Basic, for simple returns; TurboTax Deluxe, for taxpayers who itemize deductions; TurboTax Premier, for taxpayers who own investments or rental property; and TurboTax Home and Business, for small business owners. We also offered TurboTax Business desktop software for larger businesses; TurboTax Free Edition online for the simplest returns; TurboTax for the Tablet; and SnapTax, an application that allows users with simple federal and state returns to prepare and electronically file them from their smartphones. We also offered free live tax advice from U.S.-based tax professionals to TurboTax customers during the 2011 tax season. All of these offerings are subject to change for the 2012 tax season. TurboTax Live Community is an online forum where participants can learn from and share information with other users while preparing their income tax returns.

Electronic Filing and Other Services. Our desktop, online and mobile tax preparation customers can electronically file their federal and state income tax returns through our electronic filing center. For the 2011 tax season our online tax preparation and filing services were offered through the websites of thousands of financial institutions, electronic retailers, and other online merchants, and on Yahoo!® Finance Tax Center, MSN Money® Tax Center, and AOL Tax Center. Financial institutions can offer our online tax preparation and filing services to their customers through a link to TurboTax Online or through TurboTax for Online Banking, which provides functionality that is integrated with their online banking services. For the 2011 tax season we also offered TurboTax customers the option to receive their income tax refunds on a prepaid debit card.

Intuit Tax Freedom Project. Under the Intuit Tax Freedom Project, we provide online federal and state income tax return preparation and electronic filing services at no charge to eligible taxpayers. For the 2011 tax season we provided approximately 1.2 million free federal returns under this initiative. We are a member of the Free File Alliance, a consortium of private sector

Tables of Contents

companies that has entered into an agreement with the federal government to provide free online federal tax preparation and filing services to eligible taxpayers. See also “Competition — Consumer Tax” later in this Item 1 for more information on the Free File Alliance.

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

Tax Offerings. Our tax offerings for accounting professionals are Lacerte, ProSeries, and Intuit Tax Online. Lacerte software is designed for full-service accounting firms that prepare the most complex returns. We offer two versions of our ProSeries software: ProSeries Professional Edition, designed for year-round tax practices that prepare moderately complex tax returns; and ProSeries Basic Edition, designed for the needs of smaller and seasonal tax practices. Intuit Tax Online is designed for year-round tax practices that prepare moderately complex tax returns and want the advantages of an online offering. Accounting professionals license these tax products for a flat fee for unlimited use, or use them to print or electronically file tax returns on a “pay-per-return” basis. Accountants and tax preparers using Lacerte, ProSeries, and Intuit Tax Online can file their clients’ tax returns using our electronic filing services.

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

Financial Services

Our Intuit Financial Services business provides digital (online and mobile) banking solutions that are hosted in our data centers and delivered as software as a service to financial institutions. We also work with these financial institutions to provide other Intuit products and services, such as TurboTax for Online Banking, to their customers.

We offer digital banking services that financial institutions make available to their customers. These services include the ability to view transaction history, account balances, check images and statements; fund transfers between accounts; inter-institutional transfers; bill payment and bill presentment; financial management, alerts, remote deposit capture, and small business solutions; and TurboTax for Online Banking, which provides tax preparation and filing services that are integrated with online banking. Many of these services can be accessed from mobile devices.

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

Our Mint personal finance service is free to users and shows them all of their financial accounts in one online location; provides tools that help them set up budgets and monitor spending; identifies money-saving ideas; and provides step-by-step guidance and advice on achieving their financial goals. We also offer a Mint application that is accessible from smartphones.

Intuit Health

Our Intuit Health offerings provide online patient-to-provider communication solutions. Services are delivered through a standard Web browser on a subscription basis and typically include features such as appointment scheduling, patient pre-registration, prescription renewal and electronic bill payment.

Tables of Contents

Global Business

In Canada, we offer versions of QuickBooks that we have “localized,” that is, customized to meet the unique needs of customers in that specific international location. These include QuickBooks software offerings, payroll offerings, and service plans. We also offer consumer tax return preparation software, professional tax preparation products and services, merchant payment processing services, and localized versions of Quicken and Mint in Canada. In the United Kingdom, we offer localized versions of QuickBooks and QuickBooks Payroll, including products and services sold in partnership with banks. In Singapore, we offer a localized version of Quickbooks Online in partnership with a large telecommunications provider.

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

Our traditional core desktop software products — QuickBooks, TurboTax, Lacerte, ProSeries, and Quicken — tend to have predictable annual development and product release cycles. We also develop innovative new offerings such as GoPayment, Snap Payroll, SnapTax, Mint Mobile, our mobile banking apps, and other mobile applications for which development cycles can be more rapid. Developing consumer and professional tax software and services presents unique challenges because of the demanding development cycle required to accurately incorporate tax law and tax form changes within a rigid timetable. The development timing for our payroll, merchant services, financial institutions, and patient-to-provider communication offerings varies with business needs and regulatory requirements and the length of the development cycle depends on the scope and complexity of each project.

In our Financial Services business, we have developed interfaces with the systems of many of the major providers of core processing software and services to financial institutions. These system interfaces leverage a common platform, allowing us to access a financial institution’s host system to provide end users access to their account data. We are enhancing many of our existing interfaces, including mobile and tablet access, in order to deliver more robust connectivity and increase operating efficiencies. We also continue to develop new functionality such as single destination page and extending payments capabilities for financial institutions and their end users.

We continue to make substantial investments in research and development, and we expect to focus our future research and development efforts on enhancing existing products and services and on developing new products and services, including new mobile and global offerings. We also expect to continue to focus significant research and development efforts on ongoing projects to update the technology platforms for several of our offerings. Our research and development expenses were $669 million or 16% of total net revenue in fiscal 2012; $620 million or 16% of total net revenue in fiscal 2011; and $564 million or 17% of total net revenue in fiscal 2010.

SEASONALITY

Our QuickBooks, Consumer Tax and Accounting Professionals businesses are highly seasonal. Revenue from our QuickBooks software products tends to be highest during our second and third fiscal quarters. Sales of income tax preparation products and services are heavily concentrated in the period from November through April. In our Consumer Tax business, a greater proportion of our revenue has been occurring later in this seasonal period due in part to the growth in sales of TurboTax Online, for which revenue is recognized upon printing or electronic filing of a tax return. The seasonality of our Consumer Tax and Accounting Professionals revenue is also affected by the timing of the availability of tax forms from taxing agencies and the ability of those agencies to receive electronic tax return submissions. Delays in the availability of tax forms or the ability of taxing agencies to receive submissions can cause revenue to shift between our fiscal quarters. These seasonal patterns mean

Tables of Contents

that our total net revenue is usually highest during our second quarter ending January 31 and third quarter ending April 30. We typically report losses in our first quarter ending October 31 and fourth quarter ending July 31, when revenue from our tax businesses is minimal while core operating expenses such as research and development continue at relatively consistent levels. We believe the seasonality of our revenue and profitability is likely to continue in the future.

MARKETING, SALES AND DISTRIBUTION CHANNELS
Markets

Our primary target customers are small businesses, consumers, accounting professionals, and financial institutions. The markets in which we compete have always been characterized by rapid technological change, shifting customer needs, and frequent new product introductions and enhancements by competitors. Over the past several years, the widespread availability of the Internet, mobile devices, and the explosion of social media have accelerated the pace of change and revolutionized the way that customers learn about, evaluate, and purchase products and services.

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

Our target customers for online and mobile banking services are medium-sized financial institutions seeking an outsourced solution that allows them to compete with the larger national banks in their market. We also provide online and mobile financial management solutions to financial institution customers of core processors.

Marketing Programs

To sell our products and services to small businesses, consumers and accounting professionals, we use a variety of traditional and innovative marketing programs to generate software orders, stimulate demand, and generally maintain and increase customer awareness of our product portfolio. These programs include: Web marketing and targeted advertising, such as search engine optimization and purchasing key words from major search engine companies; placing and promoting our mobile applications in "app stores;" direct-response mail and e-mail campaigns; telephone solicitations; newspaper, magazine, billboard, radio and television advertising; social media campaigns; and coordinated promotional offers with major retailers. We also use workflow-integrated, in-product discovery in some of our software products to market other related products and services, including third-party products and services. In addition, we create marketing campaigns that attract new users through free promotional offerings that are designed to ultimately convert them to paying customers.

Our Financial Services business focuses its marketing efforts on identifying potential financial institution clients and marketing our online and mobile banking services to consumer end users in cooperation with our financial institution clients. We also work with these financial institutions to provide their customers with other Intuit products and services, such as TurboTax for Online Banking.

Sales and Distribution Channels

Multi-Channel Shop-and-Buy Experiences. Our consumer and small business customers increasingly use the Internet and mobile devices, such as smartphones and tablets, to research products and services. Some customers buy and use our products and services entirely online or through their mobile devices. Others purchase desktop products and services using the Internet. Still others make their final decision at a retail location. We coordinate our websites, promotions, and retail displays to support this integrated, multi-channel, shop-and-buy model.

Direct Sales Channel. We sell many of our products and services for small businesses, consumers, and accounting professionals directly through our websites and call centers. Telesales continues to be an effective channel for serving customers that want live help to select the products and services that are right for their needs.

Our Financial Services business sells its products and services to financial institutions using a direct sales model and, to a lesser but increasing extent, in cooperation with core processing partners. Our typical sales cycle is approximately nine to 18 months for new financial institutions, and four to six months for add-on sales to existing customers.

Retail Channel. We sell our QuickBooks, TurboTax, and Quicken desktop software as well as payroll services and merchant credit card payment processing services at retail locations across the United States. We sell these products and services directly

Tables of Contents

and through distributors to office supply superstores, warehouse clubs, consumer electronics retailers, general mass merchandisers, online retailers and catalogs. In Canada and other international markets we also rely on distributors and other third parties who sell products into the retail channel. The retail channel provides broad customer reach through retailer-sponsored advertising and exposure to retail foot traffic. This channel also gives us the opportunity to communicate our products, services and messages through multiple touch points and allows us to serve our customers at relatively modest cost.

App Stores. We distribute many of our offerings for mobile devices through proprietary online stores that provide applications for specific devices. These include the Apple App Store, which provides apps for the Apple iPhone and iPad, and Google’s Play Store, which provides apps for Android-compatible smartphones and tablets.

Other Channels. We have strategies to address the alliance partner, solution provider, and personal computer hardware manufacturer channels. Revenue from these channels is currently less significant than revenue from our direct and retail channels, but it is growing. We sell our consumer and small business products and services through selected alliance partners, primarily banks, credit unions, and securities and investment firms. These alliance partners help us reach new customers at the point of transaction and drive growth and market share by extending our online reach. Solution providers combine our products and services with value-added marketing, sales, and technical expertise to deliver a complete solution at the local level. Relationships with selected personal computer hardware manufacturers help us attract new customers for our core software offerings. As we expand our mobile and global offerings, we expect that strategic partnerships will become increasingly important to our business. For example, we are marketing and selling some of our offerings through mobile phone service and hardware providers.

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

COMPETITION

Overview

We face intense competition in all of our businesses, both domestically and internationally. Competitive interest and expertise in many of the markets we serve, particularly small business, consumer tax, and online and mobile banking, have grown markedly over the past few years and we expect this trend to continue. Some of our existing competitors have significantly greater financial, technical, and marketing resources than we do. In addition, the competitive landscape can shift rapidly as new companies enter markets in which we compete. This is particularly true for online and mobile products and services, where the barriers to entry are lower than they are for desktop software products and services. To attract customers, many online and mobile competitors are offering free or low-priced entry-level products which we must take into account in our pricing strategies.

Our most obvious competition comes from other companies that offer technology solutions similar to ours. However, for many of our products and services, other important competitive alternatives for customers are third party service providers such as professional accountants and seasonal assisted tax preparation businesses. Manual tools and processes, or general-purpose software, are also important competitive alternatives. Many of our new customers previously used pencil and paper or software such as word processors and spreadsheets, rather than competitors’ software and services, to perform financial tasks. We believe that there is a long-term trend away from manual methods and toward the use of digital methods such as desktop and online software and mobile devices to accomplish these tasks that will continue to provide growth opportunities.

Competition Specific to Business Segments

Small Business Group. Our QuickBooks desktop product is the leading small business financial management software in the U.S. retail channel. Our small business products and services face competitive challenges from companies such as The Sage Group plc, which offers software and associated services that directly target small business customers. Increasingly, our small business products and services also face competition from free or low-cost online accounting offerings as well as free online banking and bill payment services offered by financial institutions and others. In our payroll business we compete directly with Automatic Data Processing, Inc. (ADP), Paychex and many other companies with payroll offerings, including online payroll offerings. In our merchant services business we compete directly with large financial institutions such as Wells Fargo, JP Morgan Chase, and Bank of America and with many payment processors, including First Data Corporation, Elavon, Global Payments, and FIS-Certegy.

Tables of Contents

Consumer Tax. Our future growth depends on our ability to attract new customers to the self-preparation tax category from tax stores and other seasonal assisted tax preparers. In the private sector we face intense competition from H&R Block, which provides assisted tax preparation services in its stores and a competing software offering called H&R Block At Home. We also face competition from several other large assisted tax preparation service providers, from a myriad of small seasonal tax preparers, and from numerous online self-preparation offerings, including 2nd Story Software’s TaxACT. These competing offerings subject us to significant price pressure.

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

Financial Services. The market for digital (online and mobile) banking services is highly competitive. In the area of consumer online banking, a number of companies offer online banking services to financial institutions, including Online Resources, ACI Worldwide, Inc., Q2ebanking, FundsXpress (a subsidiary of First Data Corporation), and Yodlee, Inc. In addition, several companies whose primary offerings are core processing or bill payment processing services also provide online banking services. These companies include Fiserv, Inc., Open Solutions, Inc., Fidelity Information Services, Inc., and Jack Henry and Associates, Inc. In addition, many of these firms offer our products through a referral or reseller arrangement with us. We also compete for new customers with relatively recent entrants into the online financial management solutions market. As we negotiate service contract renewals with current customers, competitive pressures may require us to make concessions on pricing and other material terms as part of the negotiation.

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

For our service offerings such as small business payroll, merchant payment processing, outsourced online and mobile banking, and patient-to-provider communication solutions, features and ease of use, the integration of these products with related software, brand name recognition, effective distribution, quality of support, cost, and scalability of operations are important competitive factors.

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

Tables of Contents

We offer free self-help information through our technical support websites for our QuickBooks, TurboTax, Accounting Professionals, and Quicken software products. Customers can use our websites to find answers to commonly asked questions and check on the status of orders. Under certain support plans, customers can also use our websites to receive product updates electronically. Support alternatives and fees vary by product. We also sponsor online user communities such as Intuit Community for small businesses and accounting professionals, and TurboTax Live Community, where consumers can share knowledge and product advice with each other. Beginning with the 2011 tax season we began offering Free Tax Advice from U.S.-based tax professionals to TurboTax users.

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

Online Products and Services

Intuit’s data centers house most of the systems, networks and databases required to operate and deliver our online products and services. These include QuickBooks Online, online payroll services, merchant payment processing services, online customer marketing and communication services for small businesses, TurboTax Online, Intuit Tax Online, consumer and professional electronic tax filing services, outsourced online and mobile banking services, and Mint. Through our data centers, we connect customers to our products and services and store customer and business information. As our businesses continue to move toward delivering more online and mobile products and services in conjunction with our connected services strategy, we expect that our infrastructure will become even more critical to our business in the future.

Our primary data center is located at a facility we own in Washington state and we have a primary backup facility at a co-located data center in Nevada. We also have a number of other data centers that are primarily located in the western United States. We continue to execute on a multi-year plan to transition to fewer data centers in more geographically diverse locations.

PRIVACY AND SECURITY OF CUSTOMER INFORMATION AND TRANSACTIONS

We are subject to various federal, state and international laws and regulations and to financial institution requirements relating to the privacy and security of customer and employee personal information. We are also subject to laws and regulations that apply to the Internet, behavioral tracking, mobile applications, telemarketing, e-mail activities, data hosting and retention, financial and health information, and credit reporting. Additional laws in all of these areas are likely to be passed in the future, which could result in significant limitations on or changes to the ways in which we can collect, use, host, store or transmit the

Tables of Contents

personal information and data of our customers or employees, communicate with our customers, and deliver products and services, or may significantly increase our compliance costs. As our business expands to new industry segments and new uses of data that are regulated for privacy and security, or to countries outside the United States that have strict data protections laws, our compliance requirements and costs will increase.

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

INTELLECTUAL PROPERTY

Our success depends on the proprietary technology embodied in our offerings. We protect this proprietary technology by relying on a variety of intellectual property mechanisms, including copyright, patent, trade secret and trademark laws, restrictions on disclosure and other methods. For example, we regularly file applications for patents, copyrights and trademarks and service marks in order to protect intellectual property that we believe is important to our business. We hold a small but growing patent portfolio  that we believe is important to Intuit's overall competitive advantage, although we are not materially dependent on any one patent or particular group of patents in our portfolio at this time. We also have a number of registered trademarks that include Intuit, QuickBooks, TurboTax, Lacerte, ProSeries, Quicken, and Mint. We have registered these and

Tables of Contents

other trademarks and service marks in the United States and, depending on the relevance of each brand to other markets, in many foreign countries. Most registrations can be renewed perpetually at 10-year intervals. We also license intellectual property from third parties for use in our products.

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

EMPLOYEES

As of July 31, 2012, we had approximately 8,500 employees in major offices in the United States, Canada, India, the United Kingdom and other locations. We believe our future success and growth will depend on our ability to attract and retain qualified employees in all areas of our business. We do not currently have any collective bargaining agreements with our employees, and we believe employee relations are generally good. Although we have employment-related agreements with a number of key employees, these agreements do not guarantee continued service. We believe we offer competitive compensation and a good working environment. We were named one of Fortune magazine’s “100 Best Companies to Work For” in each of the last eleven years. However, we face intense competition for qualified employees, and we expect to face continuing challenges in recruiting and retention.

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

Tables of Contents

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

The software as a service, desktop software and mobile technology industries are characterized by rapidly changing technology, evolving industry standards and frequent new product introductions. As we continue to grow our software as a service, mobile and other offerings, we must continue to innovate and develop new products and features to meet changing customer needs and attract and retain talented software developers. We need to continue to develop our skills, tools and capabilities to capitalize on existing and emerging technologies, which require us to devote significant resources.

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

The number of people who access products and services through devices other than personal computers, including mobile phones, smartphones, and handheld computers such as tablets, has increased dramatically in the past few years. We have limited experience to date in developing products and services for users of these alternative devices, and the versions of our products and services developed for these devices may not be compelling to users. Even if we are able to attract new users through these mobile offerings, the amount of revenue that we derive per user from mobile offerings may be less than the revenue that we have historically derived from users of personal computers. As new devices and new platforms are continually being released, it is difficult to predict the problems we may encounter in developing versions of our products and services for use on these alternative devices and we may need to devote significant resources to the creation, support, and maintenance of such offerings. If we are slow to develop products and technologies that are compatible with these alternative devices, of if our competitors are able to achieve those results more quickly than us, we will fail to capture a significant share of an increasingly important portion of the market for online services, which could adversely affect our business.

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

As we continue to transition our business to more connected services, we become more dependent on the continuing operation and availability of our information technology and communication systems and those of our external service providers. We do not have redundancy for all of our systems, many of our critical applications reside in only one of our data centers, and our

Tables of Contents

disaster recovery planning may not account for all eventualities. We also do not maintain real-time back-up of all our data, and in the event of significant system disruption we may experience loss of data or processing capabilities, which may cause us to lose customers and may materially harm our reputation and our operating results. In addition, we are in the process of updating our customer facing applications and the supporting information technology infrastructure to meet our customers’ expectations for continuous service availability. Any difficulties in upgrading these applications or infrastructure or failure of our systems or those of our service providers may result in interruptions in our service, which may reduce our revenues and profits, cause us to lose customers and damage our reputation. Any prolonged interruptions at any time may result in lost customers, additional refunds of customer charges, negative publicity and increased operating costs, any of which may significantly harm our business, financial condition and results of operations.

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

A number of our businesses collect, use and retain large amounts of personal customer information and data, including credit card numbers, tax return information, bank account numbers and passwords, personal and business financial data, social security numbers, healthcare information and payroll information. We may also develop new business models that use certain personal information, or data derived from personal information. In addition, we collect and maintain personal information of our employees in the ordinary course of our business. Some of this personal customer and employee information is held and some transactions are executed by third parties. In addition, as many of our products and services are Web-based and mobile application-based, the amount of data we store for our users on our servers and the servers of our vendors that provide hosting services (including personal information) has been increasing and will continue to increase as we further transition our businesses to connected services. We and our vendors use commercially available security technologies to protect transactions and personal information. We use security and business controls to limit access and use of personal information and require our vendors to implement similar controls. However, we may not have the ability to effectively monitor the implementation of the security measures of our vendors, and, in any event, individuals or third parties may be able to circumvent these security and business measures, and errors in the storage, use or transmission of personal information may result in a breach of customer or employee privacy or theft of assets, which may require notification under applicable data privacy regulations. We employ contractors, temporary and seasonal employees who may have access to the personal information of customers and employees or who may execute transactions in the normal course of their duties. While we conduct background checks of our employees and other individuals and limit access to systems and data, it is possible that one or more of these individuals may circumvent these controls, resulting in a security breach.

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

Tables of Contents

continue to incur — significant expenses to comply with mandatory privacy and security standards and protocols imposed by law, regulation, industry standards or contractual obligations.

A major breach of our security measures or those of third parties that provide hosting services for us, execute transactions or hold and manage personal information may have serious negative consequences for our businesses, including possible fines, penalties and damages, reduced customer demand for our services, harm to our reputation and brands, further regulation and oversight by federal or state agencies, and loss of our ability to provide financial transaction services or accept and process customer credit card orders or tax returns. From time to time, we detect, or receive notices from customers or public or private agencies that they have detected, vulnerabilities in our servers, our software or third-party software components that are distributed with our products. The existence of vulnerabilities, even if they do not result in a security breach, may harm customer confidence and require substantial resources to address, and we may not be able to discover or remediate such security vulnerabilities before they are exploited. In addition, hackers develop and deploy viruses, worms and other malicious software programs that may attack our offerings. Although this is an industry-wide problem that affects software across platforms, it is increasingly affecting our offerings because hackers tend to focus their efforts on the more popular programs and offerings and we expect them to continue to do so. If hackers were able to circumvent our security measures, or if we were unable to detect an intrusion into our systems and contain such intrusion in a reasonable amount of time,we may lose personal information. Although we have commercially available network and application security, internal control measures, and physical security procedures to safeguard our systems, there can be no assurance that a security breach, intrusion, loss or theft of personal information will not occur, which may harm our business, customer reputation and future financial results and may require us to expend significant resources to address these problems, including notification under data privacy regulations.

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

We have also started to increasingly utilize the distribution platforms of third parties like Apple's App Store and Google's Play Store for the distribution of certain of our product offerings. Although we benefit from the strong brand recognition and large user base of these distribution platforms to attract new customers, the platform owners have wide discretion to change the pricing structure, terms of service and other policies with respect to us and other developers. Any adverse changes by these third parties could adversely affect our financial results.

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

Tables of Contents

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

The online tax preparation, payroll administration and online payments industries have been experiencing an increasing amount of fraudulent activities by third parties. Although we do not believe that any of this activity is uniquely targeted at our business, this type of fraudulent activity may adversely impact our own operations in our consumer tax, payroll, and payments businesses. In addition to any direct damages and potential fines that may result from such fraud, which may be substantial, a loss of confidence in our controls may seriously harm our business and damage our brand. As fraud detection and prevention abilities improve across the various industries in which we operate, we may implement risk control mechanisms that could make it more difficult for legitimate customers to obtain and use our products as well as prevent the sale of our products to those parties seeking to facilitate fraudulent activity, which could result in lost revenue and negatively impact our operating results.

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

Tables of Contents

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

Tables of Contents

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

Tables of Contents

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

Tables of Contents

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

Our acquisitions have resulted in significant expenses, including amortization and impairment of acquired technology and other acquired intangible assets, and impairment of goodwill. Total costs and expenses in these categories were approximately $53 million in fiscal 2012, $85 million in fiscal 2011, and $85 million in fiscal 2010. Although under current accounting rules goodwill is not amortized, we may incur impairment charges related to the goodwill already recorded and to goodwill arising out of future acquisitions. We test the impairment of goodwill annually in our fourth fiscal quarter or more frequently if indicators of impairment arise. The timing of the formal annual test may result in charges to our statement of operations in our fourth fiscal quarter that may not have been reasonably foreseen in prior periods. The total costs and expenses for fiscal 2011 included a goodwill and intangible asset impairment charge of $30 million for our Intuit Health reporting unit. We recorded the goodwill and intangible assets for that reporting unit on our balance sheet in May 2010 in connection with our acquisition of Medfusion, Inc. At July 31, 2012, we had $2.2 billion in goodwill and $213 million in net acquired intangible assets on our balance sheet, both of which may be subject to impairment charges in the future. New acquisitions, and any impairment of the value of acquired intangible assets, may have a significant negative impact on our future financial results.

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

Because acquisitions and divestitures are inherently risky, our transactions may not be successful and may, in some cases, harm our operating results or financial condition. Although we typically fund our acquisitions through cash available from operations, if we were to use debt to fund acquisitions or for other purposes, our interest expense and leverage would increase significantly, and if we were to issue equity securities as consideration in an acquisition, current shareholders’ percentage ownership and earnings per share would be diluted.

Tables of Contents

We have $500 million in debt outstanding and may incur other debt in the future, which may adversely affect our financial condition and future financial results.

In fiscal 2007 we issued $500 million in senior unsecured notes due in March 2012 and $500 million in senior unsecured notes due in March 2017. We repaid the March 2012 notes when they became due using cash from operations. As the March 2017 debt matures, we will have to expend significant resources to either repay or refinance these notes. If we decide to refinance the notes, we may be required to do so on different or less favorable terms or we may be unable to refinance the notes at all, both of which may adversely affect our financial condition.

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

Tables of Contents

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

Tables of Contents

ITEM 1B
UNRESOLVED STAFF COMMENTS

None.

ITEM 2
PROPERTIES

Our principal locations, their purposes and the expiration dates for the leases on facilities at those locations as of July 31, 2012 are shown in the table below. We have renewal options on many of our leases.

Location	Purpose	Approximate Square Feet	Principal Lease Expiration Dates

Mountain View and Menlo Park, California	Principal offices, corporate headquarters and headquarters for Financial Management Solutions and Employee Management Solutions businesses	811,000	2015 - 2026
San Diego, California	Headquarters for Consumer Tax business and general office space	466,000	2017
Quincy, Washington	Primary data center	240,000	Owned
Woodland Hills and Westlake Village, California	Headquarters for Payment Solutions and Financial Services businesses and data centers	239,000	2013 - 2018
Plano, Texas	Headquarters for Accounting Professionals business and data center	166,000	2026
Bangalore, India	Headquarters for Intuit India	164,000	2015 - 2017

We own buildings comprising approximately 114,000 square feet of the total square feet shown in the table above for our Mountain View and Menlo Park headquarters facility. We also lease or own facilities in a number of smaller domestic locations and internationally in Canada, the United Kingdom, Singapore, and several other locations. We believe our facilities are suitable and adequate for our current and near-term needs, and that we will be able to locate additional facilities as needed. See Note 10 to the financial statements in Item 8 of this Report for more information about our lease commitments.

ITEM 3
LEGAL PROCEEDINGS

On January 13, 2012, two putative class actions were filed against Intuit Inc. in connection with our TurboTax income tax preparation software: Smith v. Intuit Inc. (U.S. District Court, Northern District of California) and Quildon v. Intuit Inc. (California Superior Court, Santa Clara County). The plaintiffs in both cases assert that the fees charged for the refund processing service offered within TurboTax are “refund anticipation loans” and the disclosures about those fees do not comply with California and federal laws. The Smith case was brought in federal court on behalf of a proposed nationwide class and subclasses; the Quildon case was brought in state court on behalf of a proposed California class and subclasses. Otherwise the two complaints are substantively identical. In each case the plaintiffs seek monetary relief (including restitution, statutory damages, treble damages, and interest) in an unspecified amount, as well as attorneys' fees and costs. On February 22, 2012, Intuit removed the Quildon case to federal court. On March 16, 2012, the plaintiffs filed a motion to remand the Quildon case to state court. On March 19, 2012, Intuit filed motions to dismiss the plaintiffs' claims in both cases. On May 25, 2012, the federal court remanded the Quildon case to state court and denied as moot the motion to dismiss that case. On July 10, 2012, Intuit filed a motion in state court to stay the Quildon case until the federal court resolves the Smith case, which the state court granted on August 6, 2012. On September 10, 2012, the federal court issued an order granting Intuit's motion to dismiss the plaintiffs' complaint in the Smith matter. The plaintiffs have 30 days from the date of the order to file any amended complaint. We continue to believe we have meritorious defenses to the claims asserted in these actions and intend to defend vigorously

Tables of Contents

against them. We believe that liabilities associated with these cases, while possible, are not probable, and therefore we have not recorded any accrual for them as of July 31, 2012. Further, any possible range of loss cannot be reasonably estimated at this time.

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
MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5
MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for Common Stock

Intuit’s common stock is quoted on the NASDAQ Global Select Market under the symbol “INTU.” The following table shows the range of high and low sale prices reported on the NASDAQ Global Select Market for the periods indicated. The closing price of Intuit’s common stock on August 31, 2012 was $58.54.

	High	Low
Fiscal year ended July 31, 2011
First quarter	$48.31	$38.05
Second quarter	50.54	44.19
Third quarter	56.40	46.98
Fourth quarter	56.46	46.36

Fiscal year ended July 31, 2012
First quarter	$55.43	$39.87
Second quarter	58.06	48.91
Third quarter	62.33	55.94
Fourth quarter	60.21	53.38

Stockholders

As of August 31, 2012 we had approximately 700 record holders and approximately 192,000 beneficial holders of our common stock.

Dividends

Prior to fiscal 2012, Intuit paid no cash dividends on its common stock. We declared and paid cash dividends that totaled $0.60 per share of outstanding common stock or $178 million during fiscal 2012. In August 2012 our Board of Directors declared a quarterly cash dividend of $0.17 per share of outstanding common stock payable on October 18, 2012 to stockholders of record at the close of business on October 10, 2012. We currently expect to continue to pay comparable cash dividends on a quarterly

Tables of Contents

basis in the future; however, future declarations of dividends and the establishment of future record dates and payment dates are subject to the final determination of our Board of Directors.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Stock repurchase activity during the three months ended July 31, 2012 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans

May 1, 2012 through May 31, 2012	1,241,500	$56.13	1,241,500	$1,776,737,956
June 1, 2012 through June 30, 2012	649,600	$56.46	649,600	$1,740,058,878
July 1, 2012 through July 31, 2012	—	$—	—	$1,740,058,878
Total	1,891,100	$56.25	1,891,100

Note: All shares purchased as part of publicly announced plans during the three months ended July 31, 2012 were purchased under a plan we announced on August 18, 2011 under which we are authorized to repurchase up to $2 billion of our common stock from time to time over a three-year period ending on August 15, 2014. At July 31, 2012, authorization from our Board of Directors to expend up to $1.7 billion remained available under that plan.

Tables of Contents

Company Stock Price Performance

The graph below compares the cumulative total stockholder return on Intuit common stock for the last five full fiscal years with the cumulative total returns on the S&P 500 Index and the Morgan Stanley Technology Index for the same period. The graph assumes that $100 was invested in Intuit common stock and in each of the other indices on July 31, 2007 and that all dividends were reinvested. Intuit did not pay cash dividends prior to fiscal 2012. The comparisons in the graph below are based on historical data – with Intuit common stock prices based on the closing price on the dates indicated – and are not intended to forecast the possible future performance of Intuit’s common stock.

	July 31, 2007	July 31, 2008	July 31, 2009	July 31, 2010	July 31, 2011	July 31, 2012
Intuit Inc.	$100.00	$95.43	$103.70	$138.79	$163.06	$204.84
S&P 500	$100.00	$88.91	$71.16	$81.00	$96.92	$105.77
Morgan Stanley Technology Index	$100.00	$96.17	$85.79	$95.70	$114.38	$125.87

Tables of Contents

ITEM 6
SELECTED FINANCIAL DATA

The following tables show Intuit’s selected financial information for the past five fiscal years. The comparability of the information is affected by a variety of factors, including acquisitions and divestitures of businesses, issuance and repayment of long-term debt, share-based compensation expense, amortization of acquired technology and other acquired intangible assets, repurchases of common stock under our stock repurchase programs, and the payment of cash dividends.

In fiscal 2007 we issued $1 billion in senior notes and in fiscal 2012 we repaid $500 million of those notes when they became due using cash from operations. In fiscal 2008 through fiscal 2012 we acquired several companies, including Homestead Technologies Inc., Electronic Clearing House, Inc., PayCycle, Inc., Mint Software Inc., Medfusion, Inc. and Demandforce, Inc. We have included the results of operations for each of them in our consolidated results of operations from their respective dates of acquisition.

We sold our Intuit Distribution Management Solutions business in fiscal 2008 and our Intuit Real Estate Solutions business in fiscal 2010. In August 2012 we signed a definitive agreement to sell our Intuit Websites business. We accounted for these three businesses as discontinued operations and have therefore reclassified the selected financial data for all periods presented below to reflect them as such.

To better understand the information in these tables, investors should read “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Report, and the financial statements and related notes in Item 8 of this Report.

Consolidated Statement of Operations Data	Fiscal
(In millions, except per share amounts)	2012	2011	2010	2009	2008

Total net revenue	$4,151	$3,772	$3,403	$3,073	$2,978
Total costs and expenses	2,974	2,735	2,499	2,370	2,316
Operating income from continuing operations	1,177	1,037	904	703	662

Total share-based compensation expense included in total costs and expenses	169	153	134	130	111

Net income from continuing operations	767	652	564	459	457
Net income (loss) from discontinued operations	25	(18)	10	(12)	20
Net income	792	634	574	447	477

Net income per common share:
Basic net income per share from continuing operations	$2.59	$2.12	$1.79	$1.43	$1.39
Basic net income (loss) per share from discontinued operations	0.08	(0.06)	0.03	(0.04)	0.06
Basic net income per share	$2.67	$2.06	$1.82	$1.39	$1.45

Diluted net income per share from continuing operations	$2.52	$2.06	$1.74	$1.39	$1.35
Diluted net income(loss) per share from discontinued operations	0.08	(0.06)	0.03	(0.04)	0.06
Diluted net income per share	$2.60	$2.00	$1.77	$1.35	$1.41

Dividends declared per common share	$0.60	$—	$—	$—	$—

Tables of Contents

Consolidated Balance Sheet Data	At July 31,
(In millions)	2012	2011	2010	2009	2008

Cash, cash equivalents and investments	$744	$1,421	$1,622	$1,347	$828
Long-term investments	75	63	91	97	288
Working capital	258	449	1,074	884	307
Total assets	4,684	5,110	5,198	4,826	4,667
Current portion of long-term debt	—	500	—	—	—
Long-term debt	499	499	998	998	998
Other long-term obligations	176	190	158	187	122
Total stockholders’ equity	2,744	2,616	2,821	2,557	2,080

ITEM 7
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) includes the following sections:

•	Executive Overview that discusses at a high level our operating results and some of the trends that affect our business.

•	Critical Accounting Policies and Estimates that we believe are important to understanding the assumptions and judgments underlying our financial statements.

•	Results of Operations that includes a more detailed discussion of our revenue and expenses.

•	Liquidity and Capital Resources which discusses key aspects of our statements of cash flows, changes in our balance sheets and our financial commitments.

You should note that this MD&A discussion contains forward-looking statements that involve risks and uncertainties. Please see the section entitled “Forward-Looking Statements and Risk Factors” at the beginning of Item 1A for important information to consider when evaluating such statements.

You should read this MD&A in conjunction with the financial statements and related notes in Item 8 of this Report. In fiscal 2010 we acquired Mint Software Inc. and Medfusion, Inc. and in fiscal 2012 we acquired Demandforce, Inc. We have included the results of operations for each of them in our consolidated results of operations from their respective dates of acquisition.

We have reclassified our financial statements for all periods presented to reflect our Intuit Real Estate Solutions and Intuit Websites businesses as discontinued operations. See “Results of Operations — Discontinued Operations” later in this Item 7 for more information. Unless otherwise noted, the following discussion pertains only to our continuing operations.

Executive Overview

This overview provides a high level discussion of our operating results and some of the trends that affect our business. We believe that an understanding of these trends is important in order to understand our financial results for fiscal 2012 as well as our future prospects. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this Annual Report on Form 10-K.

Overview of Financial Results

Total net revenue for fiscal 2012 was $4.2 billion, an increase of 10% compared with fiscal 2011. Our Small Business Group and our Consumer Tax segment were the key drivers of revenue growth. Revenue from our Small Business Group increased 14% compared with fiscal 2011 due to growth in connected services offerings and improved offering mix. Revenue from our Consumer Tax segment increased 11% compared with fiscal 2011 due to 6% growth in paid federal units and favorable offering mix. Operating income from continuing operations increased 14% in fiscal 2012 compared with fiscal 2011 due to higher revenue partially offset by higher costs and expenses. Operating expenses were higher due to increases in staffing expenses and, to a lesser extent, increases in share-based compensation expenses. Net income from continuing operations increased 18%

Tables of Contents

in fiscal 2012 compared with fiscal 2011 due to the increase in operating income, lower interest expense and a slightly lower effective tax rate. Diluted net income per share from continuing operations for fiscal 2012 increased 22% to $2.52 as a result of the increase in net income and the decline in weighted average diluted shares compared with fiscal 2011.

We ended fiscal 2012 with cash, cash equivalents and investments totaling $744 million. In fiscal 2012 we generated cash from operations, from net sales of investments, and from the issuance of common stock under employee stock plans. During the same period we used cash for the repurchase of shares of our common stock under our stock repurchase programs, the repayment of debt, the acquisition of Demandforce, Inc., the payment of cash dividends, and capital expenditures. At July 31, 2012, we had authorization from our Board of Directors to expend up to an additional $1.7 billion for stock repurchases through August 15, 2014.

Seasonality

Our QuickBooks, Consumer Tax and Accounting Professionals offerings are highly seasonal. Revenue from our QuickBooks software products tends to be highest during our second and third fiscal quarters. Sales of income tax preparation products and services are heavily concentrated in the period from November through April. In our Consumer Tax business, a greater proportion of our revenue has been occurring later in this seasonal period due in part to the growth in sales of TurboTax Online, for which revenue is recognized upon printing or electronic filing of a tax return. The seasonality of our Consumer Tax and Accounting Professionals revenue is also affected by the timing of the availability of tax forms from taxing agencies and the ability of those agencies to receive electronic tax return submissions. Delays in the availability of tax forms or the ability of taxing agencies to receive submissions can cause revenue to shift between our fiscal quarters. These seasonal patterns mean that our total net revenue is usually highest during our second quarter ending January 31 and third quarter ending April 30. We typically report losses in our first quarter ending October 31 and fourth quarter ending July 31, when revenue from our tax businesses is minimal while core operating expenses such as research and development continue at relatively consistent levels. We believe the seasonality of our revenue and profitability is likely to continue in the future.

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

Revenue Recognition

We derive revenue from the sale of packaged software products, software subscriptions, hosted services, technical support plans, financial supplies, implementation services, transaction fees, merchant services hardware, and multiple element arrangements that may include a combination of these items. We follow the appropriate revenue recognition rules for each type of revenue. For additional information, see “Revenue Recognition” in Note 1 to the financial statements in Item 8 of this report. We generally recognize revenue when persuasive evidence of an arrangement exists, we have delivered the product or performed the service, the fee is fixed or determinable and collectibility is probable. However, determining whether and when some of these criteria have been satisfied often involves exercising judgment and using estimates that can have a significant impact on the timing and amount of revenue we report. For example, for multiple element arrangements containing only software and software-related elements, we must exercise judgment and use estimates in order to (1) allocate the total price among the various elements we must deliver; (2) determine whether undelivered services are essential to the functionality of the delivered products and services; (3) determine whether vendor-specific evidence of fair value exists for each undelivered element; and (4) determine whether and when each element has been delivered. For multiple element arrangements containing non-software elements, we must exercise judgment and use estimates in order to (1) determine whether and when each element has been delivered; (2) determine the fair value of each element using the selling price hierarchy of vendor-specific evidence of fair value (VSOE) of fair value if available, third-party evidence (TPE) if VSOE is not available, and estimated selling price (ESP) if neither VSOE nor TPE is available; and (3) allocate the total price among the various elements based on the relative selling price method. If we were to change any of these judgments or estimates, it could cause a material increase or decrease in the amount of revenue that we report in a particular period. Amounts for fees collected or invoiced and due relating to arrangements where revenue cannot be recognized are reflected on our balance sheet as deferred revenue and recognized when the applicable revenue recognition criteria are satisfied.

Tables of Contents

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

In the past, actual returns and rebates have not differed significantly from the reserves that we have established. However, actual returns and rebates in any future period are inherently uncertain. If we were to change our assumptions and estimates, our revenue reserves would change, which would impact the net revenue we report. If actual returns and rebates are significantly greater than the reserves we have established, the actual results would decrease our future reported revenue. Conversely, if actual returns and rebates are significantly less than our reserves, this would increase our future reported revenue. For example, if we had increased our fiscal 2012 returns reserves by 1% of non-consignment sales to retailers for QuickBooks, TurboTax and Quicken, our total net revenue for fiscal 2012 would have been approximately $3 million lower.

Allowance for Doubtful Accounts

We make ongoing assumptions relating to the collectibility of our accounts receivable. The accounts receivable amounts presented on our balance sheets include reserves for accounts that might not be paid. In determining the amount of these reserves, we consider our historical level of credit losses. We also make judgments about the creditworthiness of significant customers based on ongoing credit evaluations, and we assess current economic trends that might impact the level of credit losses in the future. Our reserves have generally been adequate to cover our actual credit losses. However, since we cannot reliably predict future changes in the financial stability of our customers, we cannot guarantee that our reserves will continue to be adequate. If actual credit losses are significantly greater than the reserve we have established, that would increase our general and administrative expenses and reduce our reported net income. Conversely, if actual credit losses are significantly less than our reserve, this would eventually decrease our general and administrative expenses and increase our reported net income. We had a total of $229 million in gross accounts receivable and an allowance for doubtful accounts of $46 million on our balance sheet at July 31, 2012.

Fair Value of Investments and Other-Than-Temporary Impairments

As described in Note 2 to the financial statements in Item 8 of this Report, we estimate the fair value of our available-for-sale debt securities each quarter. These investments consist of cash equivalents, municipal bonds, U.S. treasury securities, U.S. agency securities, corporate notes and municipal auction rate securities. Fair value is defined as the price that would be received from the sale of an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. When identical or similar assets are traded in active markets, the level of judgment required to estimate their fair value is relatively low. This is generally true for our cash equivalents, which we consider to be Level 1 assets, and our municipal bonds, U.S. agency securities and corporate notes, which we consider to be Level 2 assets. We measure the fair values of our Level 2 investments with the help of a pricing service that either provides quoted market prices in active markets for identical or similar securities or uses observable inputs for their pricing without applying significant adjustments. Our fair value processes include controls that are designed to ensure that we record appropriate fair values for our Level 2 investments. These controls include comparison to pricing provided by a secondary pricing service or investment manager, validation of pricing sources and models, review of key model inputs, analysis of period-over-period price fluctuations, and independent recalculation of prices where appropriate.

Tables of Contents

Significant judgment is required to estimate the fair value of assets and liabilities when observable inputs are not available (Level 3). For example, we use a discounted cash flow model to estimate the fair value of our municipal auction rate securities because we have determined that the market for those securities is inactive. Some of the key inputs to our discounted cash flow model are inherently uncertain. The key inputs include projected future interest rates; the likely timing of principal repayments; the probability of full repayment; publicly available pricing data for recently issued similar securities that are not subject to auctions; and the impact of the reduced liquidity for auction rate securities. At July 31, 2012, we held a total of $41 million in municipal auction rate securities, which was not significant compared with total available-for-sale debt securities of $567 million at that date.

We record unrealized gains and losses on our available-for-sale securities, net of income taxes, in other comprehensive income in the equity section of our balance sheet until the security is sold or we determine that the decrease in fair value is other-than-temporary. We consider a number of factors in determining whether to recognize an impairment charge, including the reason for the decrease in fair value, the severity of the decrease in fair value, the length of time that the fair value has been less than the cost basis of the security, the financial condition and near-term prospects of the issuer, and whether we intend to sell or may be required to sell the security before anticipated recovery of our cost basis. Changes in our estimates of the fair values of our available-for-sale securities may result in material increases or decreases in our net income in the period in which the change occurs.

Business Combinations

As described in “Description of Business and Summary of Significant Accounting Policies — Business Combinations,” in Note 1 to the financial statements in Item 8 of this Report, under the acquisition method of accounting we generally recognize the identifiable assets acquired, the liabilities assumed, and any noncontrolling interests in an acquiree at their fair values as of the date of acquisition. We measure goodwill as the excess of consideration transferred, which we also measure at fair value, over the net of the acquisition date fair values of the identifiable assets acquired and liabilities assumed. The acquisition method of accounting requires us to exercise judgment and make significant estimates and assumptions regarding the fair values of the elements of a business combination as of the date of acquisition, including the fair values of identifiable intangible assets, deferred tax asset valuation allowances, liabilities related to uncertain tax positions, and contingencies. This method also requires us to refine these estimates over a one-year measurement period to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. If we are required to retroactively adjust provisional amounts that we have recorded for the fair values of assets and liabilities in connection with acquisitions, these adjustments could materially decrease our operating income and net income and result in lower asset values on our balance sheet.

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

As described in “Description of Business and Summary of Significant Accounting Policies – Goodwill, Acquired Intangible Assets and Other Long-Lived Assets,” in Note 1 to the financial statements in Item 8 of this Report, in order to estimate the fair value of goodwill we use a weighted combination of a discounted cash flow model (known as the income approach) and comparisons to publicly traded companies engaged in similar businesses (known as the market approach). The income approach requires us to use a number of assumptions, including market factors specific to the business, the amount and timing of estimated future cash flows to be generated by the business over an extended period of time, long-term growth rates for the business, and a rate of return that considers the relative risk of achieving the cash flows and the time value of money. We evaluate cash flows at the reporting unit level and the number of reporting units that we have identified may make impairment more probable than it would be at a company with fewer reporting units and more integrated operations following acquisitions. Although the assumptions we use in our discounted cash flow model are consistent with the assumptions we use to generate our

Tables of Contents

internal strategic plans and forecasts, significant judgment is required to estimate the amount and timing of future cash flows from each reporting unit and the relative risk of achieving those cash flows. When using the market approach, we make judgments about the comparability of publicly traded companies engaged in similar businesses. We base our judgments on factors such as size, growth rates, profitability, risk, and return on investment. We also make judgments when adjusting market multiples of revenue, operating income, and earnings for these companies to reflect their relative similarity to our own businesses. We had a total of $2.2 billion in goodwill on our balance sheet at July 31, 2012. See Note 5 to the financial statements in Item 8 of this Report for a summary of goodwill by reportable segment.

We estimate the recoverability of acquired intangible assets and other long-lived assets that have finite useful lives by comparing the carrying amount of the asset to the future undiscounted cash flows that we expect the asset to generate. In order to estimate the fair value of those assets, we estimate the present value of future cash flows from those assets. The key assumptions that we use in our discounted cash flow model are the amount and timing of estimated future cash flows to be generated by the asset over an extended period of time and a rate of return that considers the relative risk of achieving the cash flows and the time value of money. Significant judgment is required to estimate the amount and timing of future cash flows and the relative risk of achieving those cash flows. We also make judgments about the remaining useful lives of acquired intangible assets and other long-lived assets that have finite lives. We had a total of $213 million in net acquired intangible assets on our balance sheet at July 31, 2012.

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

During the fourth quarter of fiscal 2012 we performed our annual goodwill impairment test. Using the methodology described in “Description of Business and Summary of Significant Accounting Policies – Goodwill, Acquired Intangible Assets and Other Long-Lived Assets,” in Note 1 to the financial statements in Part 8 of this Report, we determined that the estimated fair values of all of our reporting units exceeded their carrying values and that they were not impaired. In addition, during this analysis we concluded that the estimated fair values of all of our reporting units substantially exceeded their carrying values.

During the fourth quarter of fiscal 2011 we performed our annual goodwill impairment test. As described in Note 1, in step one of that test we compared the estimated fair value of each reporting unit to its carrying value. The estimated fair values of all of our reporting units except Intuit Health exceeded their carrying values and we concluded that they were not impaired. During this analysis we also concluded that the estimated fair values of all of our reporting units except Intuit Health substantially exceeded their carrying values. We completed step two of the test for our Intuit Health reporting unit and determined that the goodwill and acquired intangible assets associated with it were impaired. Consequently, we recorded a goodwill and intangible asset impairment charge of approximately $30 million in fiscal 2011. See "Fair Value Measurements - Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis," in Note 2 to the financial statements in Item 8 of this Report for more information.

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

Accounting for Share-Based Compensation Plans

At July 31, 2012, there was $347 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all equity compensation plans which we will amortize to expense in the future. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize that cost over a weighted average vesting period of 2.4 years.

We use a lattice binomial model and the assumptions described in Note 12 to the financial statements in Item 8 of this Report to estimate the fair value of stock options granted. We estimate the expected term of options granted based on implied exercise patterns using a binomial model. We estimate the volatility of our common stock at the date of grant based on the implied

Tables of Contents

volatility of publicly traded one-year and two-year options on our common stock. Our decision to use implied volatility is based upon the availability of actively traded options on our common stock and our assessment that implied volatility is more representative of future stock price trends than historical volatility. We base the risk-free interest rate that we use in our option valuation model on the implied yield in effect at the time of option grant on constant maturity U.S. Treasury issues with equivalent remaining terms. In fiscal 2012 we began paying quarterly cash dividends and as a result we began using an annualized expected dividend yield in our option valuation model. We estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest. We amortize the fair value of options on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods. We may elect to use different assumptions under our option valuation model in the future, which could materially affect our net income or loss and net income or loss per share.

Restricted stock units (RSUs) granted typically vest based on continued service. We value these time-based RSUs at the date of grant using the intrinsic value method, adjusted for estimated forfeitures. We amortize the fair value of time-based RSUs on a straight-line basis adjusted for estimated forfeitures over the service period. Certain RSUs granted to senior management vest based on the achievement of pre-established performance or market goals. We estimate the fair value of performance-based RSUs at the date of grant using the intrinsic value method and the probability that the specified performance criteria will be met, adjusted for estimated forfeitures. Each quarter we update our assessment of the probability that the specified performance criteria will be achieved and adjust our estimate of the fair value of the performance-based RSUs if necessary. We amortize the fair values of performance-based RSUs over the requisite service period adjusted for estimated forfeitures for each separately vesting tranche of the award. We estimate the fair value of market-based RSUs at the date of grant using a Monte Carlo valuation methodology and amortize those fair values over the requisite service period adjusted for estimated forfeitures for each separately vesting tranche of the award. The Monte Carlo methodology that we use to estimate the fair value of market-based RSUs at the date of grant incorporates into the valuation the possibility that the market condition may not be satisfied. Provided that the requisite service is rendered, the total fair value of the market-based RSUs at the date of grant must be recognized as compensation expense even if the market condition is not achieved. However, the number of shares that ultimately vest can vary significantly with the performance of the specified market criteria. Beginning in July 2012, all of the RSUs we grant have dividend rights that are subject to the same vesting requirements as the underlying equity awards, so we do not adjust the intrinsic (market) value of our RSUs for dividends. See Note 12 to the financial statements in Item 8 of this Report for more information.

Legal Contingencies

We are subject to certain legal proceedings, as well as demands, claims and threatened litigation that arise in the normal course of our business. We review the status of each significant matter quarterly and assess our potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, we record a liability and an expense for the estimated loss. If we determine that a loss is possible and the range of the loss can be reasonably determined, then we disclose the range of the possible loss. Significant judgment is required in both the determination of probability and the determination of whether an exposure is reasonably estimable. Our accruals are based on the best information available at the time. As additional information becomes available, we reassess the potential liability related to our pending claims and litigation and may revise our estimates. Potential legal liabilities and the revision of estimates of potential legal liabilities could have a material impact on our financial position and results of operations.

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

At July 31, 2012, we had net deferred tax assets of $190 million which included a valuation allowance of $8 million for certain state net operating loss and state tax credit carryforwards. We recorded the valuation allowance to reflect uncertainties about whether we will be able to utilize some of our deferred tax assets before they expire. The valuation allowance is based on our estimates of taxable income for the jurisdictions in which we operate and the period over which our deferred tax assets will be

Tables of Contents

realizable. While we have considered future taxable income in assessing the need for a valuation allowance, we could in the future be required to increase the valuation allowance to take into account additional deferred tax assets that we may be unable to realize. An increase in the valuation allowance would have an adverse impact, which could be material, on our income tax provision and net income in the period in which we record the increase.

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

Results of Operations

Financial Overview

(Dollars in millions, except per share amounts)	Fiscal 2012	Fiscal 2011	Fiscal 2010	2012-2011 % Change	2011-2010 % Change

Total net revenue	$4,151	$3,772	$3,403	10%	11%
Operating income from continuing operations	1,177	1,037	904	14%	15%
Net income from continuing operations	767	652	564	18%	16%
Diluted net income per share from continuing operations	$2.52	$2.06	$1.74	22%	18%

Fiscal 2012 Compared with Fiscal 2011
Total net revenue increased $379 million or 10% in fiscal 2012 compared with fiscal 2011, driven by revenue growth in our Small Business Group and our Consumer Tax segment. In our Small Business Group, revenue was up 14%. Financial Management Solutions segment revenue increased 11% due to growth in QuickBooks Online and QuickBooks Enterprise Solutions revenue and, to a lesser extent, to higher financial supplies revenue. Employee Management Solutions segment revenue increased 12% due to favorable offering mix, improved customer adoption of payroll direct deposit services, and price increases for desktop payroll customers. Payment Solutions segment revenue increased 20% due to fee structure changes, higher total card transaction volume, and growth in the merchant customer base. In our Tax businesses, Consumer Tax segment revenue increased 11% due to 6% growth in paid federal units and favorable offering mix. Accounting Professionals segment revenue increased 6% due to price increases in our professional tax business and higher QuickBooks Premier Accountant Edition and ProAdvisor Program revenue. Financial Services segment revenue increased 5%, or 9% when adjusted for the March 2012 sale of that segment's corporate banking business, due to higher mobile banking and bill-pay revenue. Other Businesses segment revenue increased 1% due to 7% growth in global revenue offset by lower Quicken revenue.
Operating income from continuing operations increased 14% in fiscal 2012 compared with fiscal 2011 due to the increase in revenue described above partially offset by higher costs and operating expenses. Excluding the $30 million fiscal 2011 goodwill and intangible asset impairment charge, total operating expenses were $159 million higher in the fiscal 2012 period, including about $144 million for higher staffing expenses and about $16 million for higher share-based compensation expenses. See “Cost of Revenue” and “Operating Expenses” later in this Item 7 for more information.
Net income from continuing operations increased 18% in fiscal 2012 compared with fiscal 2011 due to the increase in operating income, lower interest expense due to the repayment of debt during the year, and a slightly lower effective tax rate. Diluted net income per share from continuing operations for fiscal 2012 increased 22% to $2.52 as a result of the increase in net income and the decline in weighted average diluted shares compared with fiscal 2011.

Tables of Contents

Fiscal 2011 Compared with Fiscal 2010

Total net revenue increased $369 million or 11% in fiscal 2011 compared with fiscal 2010, driven by revenue growth in our Small Business Group and our Consumer Tax segment. In our Small Business Group, revenue was up 11%. Financial Management Solutions segment revenue increased 11% due to growth in QuickBooks Online and QuickBooks Enterprise Solutions revenue and, to a lesser extent, to higher QuickBooks desktop revenue. Employee Management Solutions segment revenue increased 10% due to favorable offering mix, improved customer adoption of payroll direct deposit services, and price increases for desktop payroll customers. Payment Solutions segment revenue increased 11% due to growth in the merchant customer base and slightly higher transaction volume per merchant. In our Tax businesses, Consumer Tax segment revenue increased 13% due to 12% growth in total TurboTax federal units that was driven by 20% higher TurboTax Online federal units. Accounting Professionals segment revenue increased 7% due to price increases, increased pay-per-return usage, and new offerings. Financial Services segment revenue increased 4% due to growth in bill-pay revenue partially offset by the effect of the sale of that segment's lending business in the fourth quarter of fiscal 2010. Other Businesses segment revenue increased 15% due to strong performance in our Canadian and United Kingdom small business offerings and our fiscal 2010 acquisitions of Mint and Medfusion.

Operating income from continuing operations increased 15% in fiscal 2011 compared with fiscal 2010. Total cost of revenue as a percent of revenue decreased slightly due to growth in TurboTax Online units and $31 million lower expense for amortization of acquired intangible assets. Total operating expenses were $220 million higher in the fiscal 2011 period, including about $64 million for higher staffing expenses, about $47 million for higher marketing program expenses in our Small Business Group and our Consumer Tax segment, about $70 million due to operating expenses for Mint and Medfusion, and about $20 million for higher share-based compensation expenses. We also recorded a $30 million goodwill and intangible asset impairment charge for our Intuit Health reporting unit during fiscal 2011. See “Cost of Revenue” and “Operating Expenses” later in this Item 7 for more information.

Net income from continuing operations increased 16% in fiscal 2011 compared with fiscal 2010, in line with the increase in operating income for that period. Diluted net income per share from continuing operations for fiscal 2011 increased 18% to $2.06 as a result of the increase in net income and the decline in weighted average diluted shares compared with fiscal 2010.

Business Segment Results

The information below is organized in accordance with our seven reportable business segments. Results for our Financial Management Solutions segment have been adjusted for all periods presented to exclude results for our Intuit Websites business, which we classified as discontinued operations in the fourth quarter of fiscal 2012. Fiscal 2010 results for our Other Businesses segment have been adjusted to exclude results for our Intuit Real Estate Solutions business, which we classified as discontinued operations in the second quarter of fiscal 2010. See Note 8 to the financial statements in Item 8 of this Report for more information.

Segment operating income is segment net revenue less segment cost of revenue and operating expenses. Segment expenses do not include certain costs, such as corporate selling and marketing, product development, and general and administrative expenses and share-based compensation expenses, which are not allocated to specific segments. These unallocated costs totaled $745 million in fiscal 2012, $684 million in fiscal 2011 and $610 million in fiscal 2010. Unallocated costs increased in fiscal 2012 compared with fiscal 2011 and in fiscal 2011 compared with fiscal 2010 due to increases in corporate selling and marketing expenses in support of the growth of our businesses, and to a lesser extent to increases in share-based compensation expenses. Segment expenses also do not include amortization of acquired technology, amortization of other acquired intangible assets, and goodwill and intangible asset impairment charges. See Note 15 to the financial statements in Item 8 of this Report for reconciliations of total segment operating income to consolidated operating income from continuing operations for each fiscal year presented.

We calculate revenue growth rates and segment operating margin figures using dollars in thousands. Those results may vary slightly from figures calculated using the dollars in millions presented.

Tables of Contents

Financial Management Solutions

(Dollars in millions)	Fiscal 2012	Fiscal 2011	Fiscal 2010	2012-2011 % Change	2011-2010 % Change
Product revenue	$418	$405	$382
Service and other revenue	273	217	177
Total segment revenue	$691	$622	$559	11%	11%
% of total revenue	17%	17%	16%

Segment operating income	$265	$243	$188	9%	30%
% of related revenue	38%	39%	34%

Financial Management Solutions (FMS) product revenue is derived primarily from QuickBooks desktop software products, including QuickBooks Pro, QuickBooks Premier, and QuickBooks Enterprise Solutions, and from financial supplies such as paper checks, envelopes, invoices, business cards and business stationery. FMS service and other revenue is derived primarily from QuickBooks Online; QuickBooks technical support plans; Demandforce, which provides online marketing and customer communication solutions for small businesses; QuickBase; and royalties from small business online services.

Fiscal 2012 Compared with Fiscal 2011

FMS total net revenue increased $69 million or 11% in fiscal 2012 compared with fiscal 2011. Total QuickBooks units, including desktop and online units, were flat in fiscal 2012. Overall FMS revenue growth was driven by strong unit growth in our higher-priced QuickBooks Online and QuickBooks Enterprise Solutions offerings. Higher revenue from financial supplies also contributed to the increase in FMS revenue, fueled by sales of our new Secure Plus checks with ChecklockTM fraud protection.
FMS segment operating income as a percentage of related revenue decreased slightly to 38% in fiscal 2012 from 39% in fiscal 2011. Segment operating income declined in fiscal 2012 due to about $38 million in higher staffing expenses associated with higher headcount, partially offset by about $11 million in lower expenses for advertising and other marketing programs.

Fiscal 2011 Compared with Fiscal 2010

FMS total net revenue increased $63 million or 11% in fiscal 2011 compared with fiscal 2010. Higher FMS revenue in fiscal 2011 was driven by strong growth in QuickBooks Online and QuickBooks Enterprise Solutions revenue and, to a lesser extent, by growth in QuickBooks desktop revenue. Higher average selling prices for QuickBooks offerings more than offset flat total QuickBooks software units for fiscal 2011.
FMS segment operating income as a percentage of related revenue increased to 39% in fiscal 2011 from 34% in fiscal 2010. Segment operating income improved in fiscal 2011 due to the increase in revenue described above, about $23 million in lower staffing expenses, and cost of product revenue efficiencies, partially offset by about $11 million in higher expenses for advertising and other marketing programs.

Employee Management Solutions

(Dollars in millions)	Fiscal 2012	Fiscal 2011	Fiscal 2010	2012-2011 % Change	2011-2010 % Change
Product revenue	$280	$261	$249
Service and other revenue	232	196	169
Total segment revenue	$512	$457	$418	12%	10%
% of total revenue	12%	12%	12%

Segment operating income	$314	$271	$253	16%	7%
% of related revenue	61%	59%	60%

Tables of Contents

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

Fiscal 2012 Compared with Fiscal 2011

EMS total net revenue increased $55 million or 12% in fiscal 2012 compared with fiscal 2011. Revenue was higher in fiscal 2012 due to customer growth in our Enhanced desktop payroll and online payroll solutions, improved customer adoption of payroll direct deposit services, and price increases for desktop payroll customers. At July 31, 2012 total payroll customers were up 2% while online payroll customers were up 19% compared with July 31, 2011.

EMS segment operating income as a percentage of related revenue increased to 61% in fiscal 2012 from 59% in fiscal 2011. Segment operating income was higher in fiscal 2012 due to the increases in revenue described above, partially offset by higher staffing expenses associated with growing our online payroll business.

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

Payment Solutions

(Dollars in millions)	Fiscal 2012	Fiscal 2011	Fiscal 2010	2012-2011 % Change	2011-2010 % Change
Product revenue	$26	$31	$31
Service and other revenue	391	317	282
Total segment revenue	$417	$348	$313	20%	11%
% of total revenue	10%	9%	9%

Segment operating income	$107	$64	$67	66%	(3%)
% of related revenue	26%	19%	21%

Payment Solutions product revenue is derived primarily from QuickBooks Point of Sale solutions. Payment Solutions service revenue is derived primarily from merchant services for small businesses that include credit card, debit card, electronic benefits, and gift card processing services; check verification, check guarantee and electronic check conversion, including automated clearing house (ACH) and Check 21 capabilities; from Web-based transaction processing services for online merchants; and from GoPayment mobile payment processing services.

Fiscal 2012 Compared with Fiscal 2011

Payment Solutions total net revenue increased $69 million or 20% in fiscal 2012 compared with fiscal 2011, driven by fee structure changes, higher total card transaction volume, and 13% growth in the merchant customer base.
Payment Solutions segment operating income as a percentage of related revenue increased to 26% in fiscal 2012 from 19% in fiscal 2011 due to the increases in revenue described above and lower agent fees in cost of revenue, partially offset by higher data center hosting expenses.

Tables of Contents

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

Consumer Tax

(Dollars in millions)	Fiscal 2012	Fiscal 2011	Fiscal 2010	2012-2011 % Change	2011-2010 % Change
Product revenue	$218	$261	$275
Service and other revenue	1,223	1,037	871
Total segment revenue	$1,441	$1,298	$1,146	11%	13%
% of total revenue	35%	34%	34%

Segment operating income	$886	$850	$746	4%	14%
% of related revenue	61%	65%	65%

Consumer Tax product revenue is derived primarily from TurboTax federal and state consumer and small business desktop tax return preparation software. Consumer Tax service and other revenue is derived primarily from TurboTax Online tax return preparation services and electronic tax filing services.

Fiscal 2012 Compared with Fiscal 2011

Consumer Tax total net revenue increased $143 million or 11% in fiscal 2012 compared with fiscal 2011 due to 6% growth in paid federal units and favorable offering mix, including improved conversion from free to paid offerings. Revenue from our debit card program was higher in fiscal 2012 because customer card usage was higher and because we managed the program internally rather than offering it through a partner and sharing the revenue, as we did in fiscal 2011. Total online federal units grew 9% and represented approximately 77% of total federal TurboTax units for the 2011 consumer tax season, up from approximately 75% for the 2010 tax season.
Consumer Tax segment operating income as a percentage of related revenue decreased to 61% in fiscal 2012 from 65% in fiscal 2011. Segment cost of service revenue as a percentage of service revenue was higher in fiscal 2012 due to costs associated with our new Free Tax Advice and debit card programs and to higher data center hosting costs. Segment operating expenses also increased about $43 million for staffing expenses and about $15 million for advertising and other marketing programs compared with the fiscal 2011 period.

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
Consumer Tax segment operating income as a percentage of related revenue was flat at 65% in fiscal 2011 and fiscal 2010. The revenue increase described above was partially offset by higher costs and expenses, including about $29 million in higher expenses for advertising and other marketing programs.

Tables of Contents

Accounting Professionals

(Dollars in millions)	Fiscal 2012	Fiscal 2011	Fiscal 2010	2012-2011 % Change	2011-2010 % Change
Product revenue	$370	$340	$303
Service and other revenue	53	59	70
Total segment revenue	$423	$399	$373	6%	7%
% of total revenue	10%	11%	11%

Segment operating income	$249	$228	$210	9%	9%
% of related revenue	59%	57%	56%

Accounting Professionals product revenue is derived primarily from ProSeries and Lacerte professional tax preparation software products and from QuickBooks Premier Accountant Edition and ProAdvisor Program subscriptions for professional accountants. Accounting Professionals service and other revenue is derived primarily from Intuit Tax Online tax return preparation services, electronic tax filing services, bank product transmission services, and training services.

Fiscal 2012 Compared with Fiscal 2011

Accounting Professionals total net revenue increased $24 million or 6% in fiscal 2012 compared with fiscal 2011 due to price increases in our professional tax business and higher QuickBooks Premier Accountant Edition and ProAdvisor Program revenue.
Accounting Professionals segment operating income as a percentage of related revenue increased to 59% in fiscal 2012 from 57% in fiscal 2011 due to the increases in revenue described above and relatively stable operating expenses.

Fiscal 2011 Compared with Fiscal 2010

Accounting Professionals total net revenue increased $26 million or 7% in fiscal 2011 compared with fiscal 2010 due to price increases, increased pay-per-return usage, and new offerings such as Intuit Tax Online.
Accounting Professionals segment operating income as a percentage of related revenue increased slightly to 57% in fiscal 2011 from 56% in fiscal 2010. Higher revenue for the fiscal 2011 period was partially offset by modestly higher staffing and other operating expenses.

Financial Services

(Dollars in millions)	Fiscal 2012	Fiscal 2011	Fiscal 2010	2012-2011 % Change	2011-2010 % Change
Product revenue	$—	$—	$—
Service and other revenue	362	346	332
Total segment revenue	$362	$346	$332	5%	4%
% of total revenue	9%	9%	10%

Segment operating income	$86	$83	$71	4%	17%
% of related revenue	24%	24%	21%

Financial Services service and other revenue is derived primarily from online and mobile banking solutions that are hosted in our data centers and delivered as software as a service to financial institutions. Financial Services service and other revenue also includes fees for implementation services.

Fiscal 2012 Compared with Fiscal 2011

Financial Services total net revenue increased $16 million or 5% in fiscal 2012 compared with fiscal 2011. Revenue for fiscal 2012 grew 9% when adjusted for the March 2012 sale of our corporate banking business. Revenue growth for fiscal 2012 was

Tables of Contents

primarily due to higher mobile banking revenue and, to a lesser extent, to higher bill-pay revenue. Mobile banking revenue grew due to an increase in mobile banking end users and usage. Bill-pay revenue grew due to a 12% increase in bill-pay end users and higher transaction volumes during fiscal 2012.

Financial Services segment operating income as a percentage of related revenue was flat at 24% in fiscal 2012 and fiscal 2011. Higher revenue as described above and slightly lower staffing expenses associated with lower headcount was partially offset by higher data center hosting expenses.

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

Other Businesses

(Dollars in millions)	Fiscal 2012	Fiscal 2011	Fiscal 2010	2012-2011 % Change	2011-2010 % Change
Product revenue	$167	$183	$172
Service and other revenue	138	119	90
Total segment revenue	$305	$302	$262	1%	15%
% of total revenue	7%	8%	8%

Segment operating income	$68	$67	$64	1%	4%
% of related revenue	22%	22%	25%

Other Businesses consist primarily of our personal finance offerings, Quicken and Mint; Intuit Health; and our global businesses, primarily in Canada, the United Kingdom, and Singapore. Quicken product revenue is derived primarily from Quicken desktop software products. Quicken service and other revenue is derived primarily from fees from consumer online transactions and Quicken Loans trademark royalties. Mint service and other revenue consists primarily of online lead generation fees. Intuit Health service and other revenue consists primarily of online patient-to-provider communication services and fees for implementation services. In Canada, product revenue is derived primarily from localized versions of QuickBooks and Quicken as well as consumer desktop tax return preparation software and professional tax preparation products. Service and other revenue in Canada consists primarily of revenue from QuickBooks support plans, payroll services, and merchant payment processing services. In the United Kingdom, product revenue is derived primarily from localized versions of QuickBooks and QuickBooks Payroll. In Singapore and other international locations, service and other revenue is derived from QuickBooks Online.

Fiscal 2012 Compared with Fiscal 2011

Other Businesses total net revenue increased $3 million or 1% in fiscal 2012 compared with fiscal 2011. Global revenue grew 7% in fiscal 2012, or 9% when adjusted for unfavorable currency impacts, while Quicken revenue was lower due to lower Quicken unit sales.
Other Businesses segment operating income as a percentage of related revenue was flat at 22% in fiscal 2012 and fiscal 2011. Higher fiscal 2012 revenue as described above was partially offset by higher costs and expenses associated with continued investment in our healthcare business and global market opportunities.

Tables of Contents

Fiscal 2011 Compared with Fiscal 2010

Other Businesses total net revenue increased $40 million or 15% in fiscal 2011 compared with fiscal 2010 due to strong performance in our Canadian and United Kingdom small business offerings and our fiscal 2010 acquisitions of Mint and Medfusion, which became our Intuit Health business. In addition, favorable currency impacts in our Canadian and United Kingdom businesses accounted for approximately three percentage points of Other Businesses revenue growth in fiscal 2011.
Other Businesses segment operating income as a percentage of related revenue decreased to 22% in fiscal 2011 from 25% in fiscal 2010. Higher fiscal 2011 revenue as described above was offset by higher costs and expenses associated with our fiscal 2010 acquisitions of Mint and Medfusion and by our continued investment in emerging market opportunities.

Cost of Revenue

(Dollars in millions)	Fiscal 2012	% of Related Revenue	Fiscal 2011	% of Related Revenue	Fiscal 2010	% of Related Revenue

Cost of product revenue	$145	10%	$143	10%	$144	10%
Cost of service and other revenue	601	22%	495	22%	447	22%
Amortization of acquired technology	14	n/a	12	n/a	43	n/a
Total cost of revenue	$760	18%	$650	17%	$634	19%

Our cost of revenue has three components: (1) cost of product revenue, which includes the direct costs of manufacturing and shipping or electronically downloading our desktop software products; (2) cost of service and other revenue, which reflects direct costs associated with providing services, including data center costs related to delivering online services; and (3) amortization of acquired technology, which represents the cost of amortizing developed technologies that we have obtained through acquisitions over their useful lives.

Fiscal 2012 Compared with Fiscal 2011

Cost of service and other revenue as a percentage of service and other revenue was stable in fiscal 2012 compared with fiscal 2011. In fiscal 2012 we incurred higher costs associated with the new Free Tax Advice and debit card programs in our Consumer Tax segment. Partially offsetting the impact of these higher costs, agent fees in our Payment Solutions business were lower and online tax return preparation and electronic filing service revenue grew slightly faster than total service revenue. Online tax revenues have relatively lower costs of revenue compared with our other service offerings.

Fiscal 2011 Compared with Fiscal 2010

Cost of service and other revenue as a percentage of service and other revenue was stable in fiscal 2011 compared with fiscal 2010. In fiscal 2011 interchange fees in our Payment Solutions business were higher. Unit growth in TurboTax Online, which has relatively lower costs of revenue compared with our other service offering, partially offset the impact of these higher costs.

Amortization of acquired technology decreased in fiscal 2011 compared with fiscal 2010 due to the completion of the amortization for certain Intuit Financial Services intangible assets that we acquired in fiscal 2007.

Tables of Contents

Operating Expenses

(Dollars in millions)	Fiscal 2012	% of Total Net Revenue	Fiscal 2011	% of Total Net Revenue	Fiscal 2010	% of Total Net Revenue

Selling and marketing	$1,118	27%	$1,040	28%	$913	27%
Research and development	669	16%	620	16%	564	17%
General and administrative	388	9%	352	9%	346	10%
Amortization of other purchased intangible assets	39	1%	43	1%	42	1%
Goodwill and intangible asset impairment charge	—	—%	30	1%	—	—%
Total operating expenses	$2,214	53%	$2,085	55%	$1,865	55%
Fiscal 2012 Compared with Fiscal 2011

Total operating expenses as a percentage of total net revenue decreased to 53% in fiscal 2012 from 55% in fiscal 2011. Revenue grew $379 million while total operating expenses excluding the $30 million fiscal 2011 impairment charge increased $159 million in fiscal 2012. Total operating expenses increased about $144 million for higher staffing expenses due to higher headcount and about $16 million for higher share-based compensation expenses. Share-based compensation expenses increased because the market price of our common stock was higher at the time of our broad-based July 2011 grants of stock options and restricted stock units compared with the prior fiscal year. This increased the total fair value of these awards at the time of grant, which is being recognized as expense over the related service periods.

Fiscal 2011 Compared with Fiscal 2010

Total operating expenses as a percentage of total net revenue were flat at 55% in fiscal 2011 and in fiscal 2010. Revenue grew $369 million while total operating expenses increased $220 million in fiscal 2011. Total operating expenses increased about $64 million for staffing expenses, about $47 million for higher marketing program expenses in our Small Business Group and in our Consumer Tax segment, about $70 million for the operating expenses of acquired businesses, and about $20 million for higher share-based compensation expenses. Share-based compensation expenses increased because the market price of our common stock was higher at the time of our broad-based July 2010 grants of stock options and restricted stock units compared with the prior fiscal year. This increased the total fair value of these awards at the time of grant, which is being recognized as expense over the related service periods.

In fiscal 2011 we also recorded a $30 million goodwill and intangible asset impairment charge for our Intuit Health reporting unit. See "Fair Value Measurements - Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis," in Note 2 to the financial statements in Item 8 of this Report for more information.

Non-Operating Income and Expenses

Interest Expense

In March 2007 we issued five-year and ten-year senior unsecured notes totaling $1 billion. In March 2012 we repaid $500 million of those senior notes when they became due using cash from operations. Interest expense of $50 million in fiscal 2012, $60 million in fiscal 2011, and $61 million in fiscal 2010 consisted primarily of interest on these senior notes. See Note 10 to the financial statements in Item 8 of this Report for more information.

Tables of Contents

Interest and Other Income

(In millions)	Fiscal 2012	Fiscal 2011	Fiscal 2010
Interest income	$9	$10	$9
Net gains on executive deferred compensation plan assets	—	6	4
Gain on disposition of stock warrants	10	—	—
Net foreign exchange (loss) gain	—	(1)	1
Other	5	4	(1)
Total interest and other income	$24	$19	$13

Interest and other income consists primarily of interest income and net gains and losses on executive deferred compensation plan assets. Lower average invested balances and lower interest rates resulted in slightly lower interest income in fiscal 2012 compared with fiscal 2011. Higher average invested balances and higher interest rates resulted in slightly higher interest income in fiscal 2011 compared with fiscal 2010. In accordance with authoritative guidance, we record gains and losses associated with executive deferred compensation plan assets in interest and other income and gains and losses associated with the related liabilities in operating expenses. The total amounts recorded in operating expenses generally offset the total amounts recorded in interest and other income.

In connection with our acquisition of Digital Insight Corporation in fiscal 2007, we acquired stock warrants for a privately held company. During fiscal 2012 that company was acquired and we recorded a gain of approximately $10 million on the disposition of the warrants in interest and other income.

In fiscal 2012 we sold our Financial Services segment's corporate banking business for approximately $20 million and recorded a pretax gain of approximately $4 million in interest and other income.

Income Taxes

Effective Tax Rate

Our effective tax rate for fiscal 2012 was approximately 33% and did not differ significantly from the federal statutory rate of 35%. The tax benefit we received from the domestic production activities deduction was partially offset by state income taxes.

Our effective tax rate for fiscal 2011 was approximately 35%. In that year we recorded a tax benefit of approximately $9 million related to the reinstatement of the federal research and experimentation credit through December 31, 2011 that was retroactive to January 1, 2010. That benefit was offset almost entirely by the impact of a non-deductible charge related to the impairment of goodwill. Excluding those discrete items, our effective tax rate for that period was approximately 35% and did not differ significantly from the federal statutory rate of 35%. State income taxes were substantially offset by the tax benefit we received from the domestic production activities deduction and the federal research and experimentation credit.

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

Net Deferred Tax Assets

At July 31, 2012, we had net deferred tax assets of $190 million which included a valuation allowance of $8 million for certain state net operating loss and state tax credit carryforwards. We recorded the valuation allowance to reflect uncertainties about whether we will be able to utilize some of our deferred tax assets before they expire. While we believe our current valuation allowance is sufficient, we could in the future be required to increase the valuation allowance to take into account additional deferred tax assets that we may be unable to realize. We assess the need for an adjustment to the valuation allowance on a

Tables of Contents

quarterly basis. The assessment is based on our estimates of future sources of taxable income for the jurisdictions in which we operate and the periods over which our deferred tax assets will be realizable. See Note 11 to the financial statements in Item 8 of this Report for more information.

We provide U.S. federal income taxes on the earnings of foreign subsidiaries unless the subsidiaries' earnings are intended to be indefinitely reinvested in our international operations. To the extent that foreign earnings previously treated as indefinitely reinvested are repatriated, the related U.S. tax liability may, subject to certain limitations, be reduced by any foreign income taxes paid on these earnings. At July 31, 2012, the cumulative amount of earnings upon which U.S. income taxes had not been provided was approximately $43 million. The unrecognized deferred tax liability for these earnings was approximately $12 million.
Discontinued Operations

During fiscal 2012 and fiscal 2010 we sold or decided to sell the businesses described below. See Note 8 to the financial statements in Item 8 of this Report for a more complete description of these discontinued operations and the impact that they have had on our statements of operations for the fiscal periods presented.

Intuit Websites

In July 2012 management approved a plan to sell our Intuit Websites business, which was a component of our Financial Management Solutions reporting segment. On August 10, 2012 we signed a definitive agreement to sell our Intuit Websites business, subject to closing conditions. We expect the sale to be completed in the first quarter of fiscal 2013 and we do not expect to record a loss on the transaction.

We determined that our Intuit Websites business became a long-lived asset held for sale in the fourth quarter of fiscal 2012. A long-lived asset classified as held for sale is measured at the lower of its carrying amount or fair value less cost to sell. Since the carrying value of Intuit Websites at July 31, 2012 was less than the estimated fair value less cost to sell, no adjustment to the carrying value of this long-lived asset was necessary at that date.

We also classified our Intuit Websites business as discontinued operations in the fourth quarter of fiscal 2012 and have segregated its operating results in our statements of operations for all periods presented. Net revenue from Intuit Websites was $76 million for the twelve months ended July 31, 2012; $79 million for the twelve months ended July 31, 2011; and $52 million for the twelve months ended July 31, 2010. Net income from discontinued operations for the twelve months ended July 31, 2012 included a net loss from Intuit Websites discontinued operations of $11 million and $36 million in tax benefits from the anticipated sale of this business. We recorded net losses from Intuit Websites discontinued operations of $18 million for the twelve months ended July 31, 2011 and $25 million for the twelve months ended July 31, 2010.

Intuit Real Estate Solutions

In January 2010 we sold our Intuit Real Estate Solutions (IRES) business for $128 million in cash and recorded a net gain on disposal of $35 million. IRES was part of our Other Businesses segment. We have accounted for IRES as discontinued operations and segregated its operating results from continuing operations in our statements of operations for all periods prior to the sale. Net revenue from IRES was $33 million and net income excluding the net gain on disposal was less than $1 million for fiscal 2010.

Liquidity and Capital Resources

Overview

At July 31, 2012, our cash, cash equivalents and investments totaled $744 million, a decrease of $677 million from July 31, 2011 due to the factors described in “Statements of Cash Flows” below. Our primary source of liquidity has been cash from operations, which entails the collection of accounts receivable for products and services. Our primary uses of cash have been for research and development programs, selling and marketing activities, capital projects, acquisitions of businesses, debt service costs, repurchases of our common stock under our stock repurchase programs, and the payment of cash dividends.

In March 2007 we issued five-year and ten-year senior unsecured notes totaling $1 billion. We repaid the five-year notes when they became due in March 2012 using cash from operations. We also have a $500 million unsecured revolving line of credit

Tables of Contents

facility. To date we have not borrowed under the facility. The senior notes and the revolving line of credit are described later in this Item 7.

The following table summarizes selected measures of our liquidity and capital resources at the dates indicated:

(Dollars in millions)	July 31, 2012	July 31, 2011	$ Change	% Change
Cash, cash equivalents and investments	$744	$1,421	$(677)	(48)%
Long-term investments	75	63	12	19%
Current portion of long-term debt	—	500	(500)	N/A
Long-term debt	499	499	—	—%
Working capital	258	449	(191)	(43)%
Ratio of current assets to current liabilities	1.2 : 1	1.2 : 1

Auction Rate Securities

At July 31, 2012, we held a total of $41 million in municipal auction rate securities which we classified as long-term investments on our balance sheet based on the maturities of the underlying securities. All of these securities are rated A or better by the major credit rating agencies. Due to a decrease in liquidity in the global credit markets, in February 2008 auctions began failing for the municipal auction rate securities we held and in accordance with authoritative guidance we began estimating their fair value based on a discounted cash flow model that we prepare. See Note 2 to the financial statements in Item 8 of this Report for more information. Based on our expected operating cash flows and our other sources of cash, we do not believe that the reduction in liquidity of the municipal auction rate securities we held at July 31, 2012 will have a material impact on our overall ability to meet our liquidity needs.

Statements of Cash Flows

The following table summarizes selected items from our statements of cash flows for fiscal 2012, 2011 and 2010. See the financial statements in Item 8 of this Report for complete statements of cash flows for those periods.

	Fiscal	Fiscal	Fiscal
(Dollars in millions)	2012	2011	2010
Net cash provided by (used in):
Operating activities	$1,246	$1,013	$998
Investing activities	(225)	497	(997)
Financing activities	(1,344)	(1,006)	(467)
Effect of exchange rate changes on cash	(6)	4	1
Increase (decrease) in cash and cash equivalents	$(329)	$508	$(465)

Operating Activities

During fiscal 2012 we generated $1.2 billion in cash from our continuing operations. This included net income from continuing operations of $767 million, and adjustments for depreciation and amortization of $242 million and share-based compensation expense of $169 million. Share-based compensation increased in fiscal 2012 compared with fiscal 2011 because the market price of our common stock was higher at the time of our broad-based July 2011 grants of stock options and restricted stock units compared with the prior fiscal year.

During fiscal 2011 we generated $1.0 billion in cash from our continuing operations. This included net income from continuing operations of $652 million, and adjustments for depreciation and amortization of $241 million and share-based compensation of $153 million. Amortization expense was lower in fiscal 2011 compared with 2010 due to the completion of the amortization for certain Intuit Financial Services intangible assets that we acquired in fiscal 2007. Share-based compensation increased in fiscal 2011 compared with fiscal 2010 because the market price of our common stock was higher at the time of our broad-based July 2010 grants of stock options and restricted stock units compared with the prior fiscal year.

During fiscal 2010 we generated $998 million in cash from our continuing operations. This included net income from continuing operations of $564 million, and adjustments for depreciation and amortization of $256 million and share-based

Tables of Contents

compensation of $135 million. Amortization expense was lower in fiscal 2010 compared with 2009 due to the completion of the amortization for certain Intuit Financial Services intangible assets that we acquired in fiscal 2007.

Investing Activities

We used $225 million in cash for investing activities during fiscal 2012. We received $349 million in cash from net sales of investments and we used $392 million in cash for acquisitions of businesses (primarily Demandforce) and $186 million in cash for capital expenditures.

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

Financing Activities

We used $1.3 billion in cash for financing activities during fiscal 2012. We used $500 million in cash to repay senior notes when they became due in March 2012. We also used $900 million for the repurchase of common stock under our stock repurchase programs and $178 million for the payment of cash dividends on our common stock, partially offset by the receipt of $164 million in cash from the issuance of common stock under employee stock plans.

We used $1.0 billion in cash for financing activities during fiscal 2011, including $1.4 billion for the repurchase of common stock under our stock repurchase programs partially offset by the receipt of $283 million from the issuance of common stock under employee stock plans.

We used $467 million in cash for financing activities during fiscal 2010, including $900 million for the repurchase of common stock under our stock repurchase programs partially offset by receipt of $416 million from the issuance of common stock under employee stock plans.

Stock Repurchase Programs

Our Board of Directors has authorized a series of common stock repurchase programs. Shares of common stock repurchased under these programs become treasury shares. During fiscal 2012 we repurchased 16.9 million shares of our common stock under these programs for $900 million; during fiscal 2011 we repurchased 28.2 million shares for $1.4 billion; and during fiscal 2010 we repurchased 28.7 million shares for $900 million. At July 31, 2012, we had authorization from our Board of Directors to expend up to an additional $1.7 billion for stock repurchases through August 15, 2014. We currently expect to continue repurchasing our common stock on a quarterly basis; however, future stock repurchases under the current program are at the discretion of management, and authorization of future stock repurchase programs is subject to the final determination of our Board of Directors.

Dividends on Common Stock

During fiscal 2012 we declared and paid cash dividends that totaled $0.60 per share of outstanding common stock or approximately $178 million. In August 2012 our Board of Directors declared a quarterly cash dividend of $0.17 per share of outstanding common stock payable on October 18, 2012 to stockholders of records at the close of business on October 10, 2012. We currently expect to continue paying comparable cash dividends on a quarterly basis; however, future declarations of dividends and the establishment of future record dates and payment dates are subject to the final determination of our Board of Directors.

Business Combinations

We completed the business combinations described below during the three fiscal years ended July 31, 2012. We have included the results of operations for each of them in our consolidated results of operations from their respective dates of acquisition. Their results of operations for periods prior to the dates of acquisition were not material, individually or in the aggregate, when compared with our consolidated results of operations.

On May 18, 2012 we acquired all of the outstanding equity interests of Demandforce, Inc. for total cash and other consideration of approximately $449 million. The $449 million included approximately $44 million for the fair value of assumed equity

Tables of Contents

awards that is being charged to expense over service periods of up to four years. Demandforce is a provider of online marketing and customer communication solutions for small businesses and became part of our Financial Management Solutions segment.

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

Commitments for Senior Unsecured Notes

On March 12, 2007 we issued $500 million of 5.40% senior unsecured notes due on March 15, 2012 (the 2012 Notes) and $500 million of 5.75% senior unsecured notes due on March 15, 2017 (the 2017 Notes). We repaid the 2012 Notes when they became due using cash from operations. The 2017 Notes are redeemable by Intuit at any time, subject to a make-whole premium. Interest is payable semiannually on March 15 and September 15. At July 31, 2012, our maximum commitment for interest payments under the 2017 Notes was $144 million.

Unsecured Revolving Credit Facility

On February 17, 2012 we entered into an agreement with certain institutional lenders for a $500 million unsecured revolving credit facility that will expire on February 17, 2017. Advances under the credit facility will accrue interest at rates that are equal to, at our election, either JP Morgan's alternate base rate plus a margin that ranges from 0.0% to 0.5% or the London InterBank Offered Rate (LIBOR) plus a margin that ranges from 0.9% to 1.5%. Actual margins under either election will be based on our senior debt credit ratings. The agreement includes customer affirmative and negative covenants, including financial covenants that require us to maintain a ratio of total debt to annual earnings before interest, taxes, depreciation and amortization (EBITDA) of not greater than 3.25 to 1.00 as of any date and a ratio of annual EBITDA to interest payable of not less than 3.00 to 1.00 as of the last day of each fiscal quarter. We remained in compliance with these covenants at all times during the quarter ended July 31, 2012. We may use amounts borrowed under this credit facility for general corporate purposes, including future acquisitions. To date we have not borrowed under the credit facility. We monitor counterparty risk associated with the institutional lenders that are providing the credit facility. We currently believe that the credit facility will be available to us should we choose to borrow under it.

Liquidity and Capital Resource Requirements

Our cash, cash equivalents and investments totaled $744 million at July 31, 2012. Of this amount, less than 20% was held by our foreign subsidiaries and subject to repatriation tax considerations. We intend to permanently reinvest a significant portion of our earnings from foreign operations, and we currently do not anticipate that we will need funds generated from foreign operations to fund our domestic operations. In the event that funds from foreign operations are needed to fund operations in the United States, if U.S. taxes have not been previously provided on the related earnings we would provide for and pay additional U.S. taxes at the time we change our intention with regard to the reinvestment of those earnings.

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

Tables of Contents

Off-Balance Sheet Arrangements

At July 31, 2012, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations

The following table summarizes our known contractual obligations to make future payments at July 31, 2012:

	Payments Due by Period
	Less than	1-3	3-5	More than
(In millions)	1 year	years	years	5 years	Total
Amounts due under executive deferred compensation plan	$56	$—	$—	$—	$56
Senior unsecured notes	—	—	500	—	500
Interest and fees due on long-term obligations	29	59	59	—	147
License fee payable (1)	10	20	20	20	70
Operating leases	57	109	87	174	427
Purchase obligations (2)	89	130	78	—	297
Total contractual obligations (3)	$241	$318	$744	$194	$1,497
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

(3)
Other long-term obligations on our balance sheet at July 31, 2012 included non-current income tax liabilities of $41 million which related primarily to unrecognized tax benefits. We have not included this amount in the table above because we cannot make a reasonably reliable estimate regarding the timing of settlements with taxing authorities, if any.

Recent Accounting Pronouncements

For a description of recent accounting pronouncements and the potential impact of these pronouncements on our financial position, results of operations and cash flows, see "Recent Accounting Pronouncements" in Note 1 to the financial statements in Item 8 of this Report.

Tables of Contents

ITEM 7A
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Investment Portfolio

There has been significant deterioration and instability in the financial markets during the last four fiscal years. This period of extraordinary disruption and readjustment in the financial markets exposes us to additional investment risk. The value and liquidity of the securities in which we invest could deteriorate rapidly and the issuers of these securities could be subject to credit rating downgrades. In light of the current market conditions and these additional risks, we actively monitor market conditions and developments specific to the securities in which we invest. We believe that we take a conservative approach to investing our funds in that we invest only in highly-rated securities and diversify our portfolio of investments. While we believe we take prudent measures to mitigate investment related risks, such risks cannot be fully eliminated because of market circumstances that are outside our control.

Our investments consist of instruments that meet quality standards that are consistent with our investment policy. This policy specifies that, except for direct obligations of the United States government, securities issued by agencies of the United States government, and money market funds, we diversify our investments by limiting our holdings with any individual issuer. We do not hold derivative financial instruments in our portfolio of investments. See Note 3 to the financial statements in Item 8 of this Report for a summary of the amortized cost and fair value of our investments by type of issue.

The following table presents our portfolio of cash equivalents and available-for-sale debt securities as of July 31, 2012 by stated maturity. The table is classified by the original maturity date listed on the security and includes cash equivalents, which consist primarily of money market funds. At July 31, 2012, the weighted average tax adjusted interest rate earned on our money market accounts was 0.06% and the weighted average tax adjusted interest rate earned on our investments was 1.22%.

	Years Ending July 31,
(In millions)	2013	2014	2015	2016	2017	2018 and Thereafter	Total
Cash equivalents	$333	$—	$—	$—	$—	$—	$333
Investments	218	135	132	—	3	38	526
Long-term investments	—	—	—	—	—	41	41
Total	$551	$135	$132	$—	$3	$79	$900

Interest Rate Risk

Our cash equivalents and investments are subject to market risk due to changes in interest rates. Interest rate movements affect the interest income we earn on cash equivalents and investments and the value of those investments. Should the Federal Reserve Target Rate increase by 25 basis points from the level of July 31, 2012, the value of our investments would decrease by approximately $1 million. Should the Federal Reserve Target Rate increase by 100 basis points from the level of July 31, 2012, the value of our investments would decrease by approximately $6 million.

We are also exposed to the impact of changes in interest rates as they affect our $500 million revolving credit facility. Advances under the credit facility accrue interest at rates that are equal to, at our election, either JP Morgan's alternate base rate plus a margin that ranges from 0.0% to 0.5% or the London InterBank Offered Rate (LIBOR) plus a margin that ranges from 0.9% to 1.5%. Actual margins under either election will be based on our senior debt credit ratings. Consequently, our interest expense would fluctuate with changes in the general level of these interest rates if we were to borrow any amounts under the credit facility. At July 31, 2012, no amounts were outstanding under the credit facility.

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

Tables of Contents

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

Since we translate foreign currencies (primarily Canadian dollars, British pounds, Indian rupees and Singapore dollars) into U.S dollars for financial reporting purposes, currency fluctuations can have an impact on our financial results. The historical impact of currency fluctuations has generally been immaterial. We believe that our exposure to currency exchange fluctuation risk is not significant primarily because our global subsidiaries invoice customers and satisfy their financial obligations almost exclusively in their local currencies. Although the impact of currency fluctuations on our financial results has generally been immaterial in the past and we believe that for the reasons cited above currency fluctuations will not be significant in the future, there can be no guarantee that the impact of currency fluctuations will not be material in the future. As of July 31, 2012 we did not engage in foreign currency hedging activities.

Tables of Contents

ITEM 8
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

1.	INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

The following financial statements are filed as part of this Report:

2.	INDEX TO FINANCIAL STATEMENT SCHEDULES

The following financial statement schedule is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements:

Schedule		Page
II	Valuation and Qualifying Accounts	96

All other schedules not listed above have been omitted because they are inapplicable or are not required.

Tables of Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Intuit Inc.

We have audited the accompanying consolidated balance sheets of Intuit Inc. as of July 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended July 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15(a) 2. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Intuit Inc. at July 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended July 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Intuit Inc.’s internal control over financial reporting as of July 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 13, 2012 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
San Jose, California
September 13, 2012

Tables of Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Intuit Inc.

We have audited Intuit Inc.'s internal control over financial reporting as of July 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Intuit Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

In our opinion, Intuit Inc. maintained, in all material respects, effective internal control over financial reporting as of July 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Intuit Inc. as of July 31, 2012 and July 31, 2011, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended July 31, 2012 and our report dated September 13, 2012 expressed an unqualified opinion thereon.

                            /s/ ERNST & YOUNG LLP

San Jose, California
September 13, 2012

Tables of Contents

INTUIT INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Twelve Months Ended July 31,
(In millions, except per share amounts)	2012	2011	2010
Net revenue:
Product	$1,479	$1,480	$1,412
Service and other	2,672	2,292	1,991
Total net revenue	4,151	3,772	3,403
Costs and expenses:
Cost of revenue:
Cost of product revenue	145	143	144
Cost of service and other revenue	601	495	447
Amortization of acquired technology	14	12	43
Selling and marketing	1,118	1,040	913
Research and development	669	620	564
General and administrative	388	352	346
Amortization of other acquired intangible assets	39	43	42
Goodwill and intangible asset impairment charge	—	30	—
Total costs and expenses	2,974	2,735	2,499
Operating income from continuing operations	1,177	1,037	904
Interest expense	(50)	(60)	(61)
Interest and other income, net	24	19	13
Income from continuing operations before income taxes	1,151	996	856
Income tax provision	384	344	292
Net income from continuing operations	767	652	564
Net income (loss) from discontinued operations	25	(18)	10
Net income	$792	$634	$574

Basic net income per share from continuing operations	$2.59	$2.12	$1.79
Basic net income (loss) per share from discontinued operations	0.08	(0.06)	0.03
Basic net income per share	$2.67	$2.06	$1.82
Shares used in basic per share calculations	296	307	316

Diluted net income per share from continuing operations	$2.52	$2.06	$1.74
Diluted net income (loss) per share from discontinued operations	0.08	(0.06)	0.03
Diluted net income per share	$2.60	$2.00	$1.77
Shares used in diluted per share calculations	305	317	325

Dividends declared per common share	$0.60	$—	$—

See accompanying notes.

Tables of Contents

INTUIT INC.
CONSOLIDATED BALANCE SHEETS

	July 31,
(Dollars in millions, except par value; shares in thousands)	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$393	$722
Investments	351	699
Accounts receivable, net of allowance for doubtful accounts of $46 and $20	183	171
Income taxes receivable	53	72
Deferred income taxes	184	94
Prepaid expenses and other current assets	69	82
Current assets before funds held for customers	1,233	1,840
Funds held for customers	290	414
Total current assets	1,523	2,254
Long-term investments	75	63
Property and equipment, net	567	561
Goodwill	2,200	1,886
Acquired intangible assets, net	213	180
Long-term deferred income taxes	6	55
Other assets	100	111
Total assets	$4,684	$5,110
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$500
Accounts payable	157	129
Accrued compensation and related liabilities	231	215
Deferred revenue	443	406
Other current liabilities	144	141
Current liabilities before customer fund deposits	975	1,391
Customer fund deposits	290	414
Total current liabilities	1,265	1,805
Long-term debt	499	499
Other long-term obligations	176	190
Total liabilities	1,940	2,494
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value Authorized - 1,345 shares total; 145 shares designated Series A; 250 shares designated Series B Junior Participating Issued and outstanding - None	—	—
Common stock, $0.01 par value Authorized - 750,000 shares Outstanding - 295,289 shares at July 31, 2012 and 300,597 shares at July 31, 2011	3	3
Additional paid-in capital	3,015	2,883
Treasury stock, at cost	(4,911)	(4,316)
Accumulated other comprehensive income	25	15
Retained earnings	4,612	4,031
Total stockholders’ equity	2,744	2,616
Total liabilities and stockholders’ equity	$4,684	$5,110

See accompanying notes.

Tables of Contents

INTUIT INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders’ Equity
(Dollars in millions, shares in thousands)	Shares	Amount
Balance at July 31, 2009	322,766	$3	$2,544	$(2,846)	$7	$2,849	$2,557
Components of comprehensive income:
Net income	—	—	—	—	—	574	574
Other comprehensive income, net of tax	—	—	—	—	4	—	4
Comprehensive net income							578
Issuance of treasury stock under employee stock plans	19,840	—	12	430	—	(26)	416
Stock repurchases under stock repurchase programs	(28,745)	—	—	(900)	—	—	(900)
Tax benefit from share-based compensation plans	—	—	36	—	—	—	36
Share-based compensation expense	—	—	135	—	—	—	135
Other	—	—	(2)	1	—	—	(1)
Balance at July 31, 2010	313,861	3	2,725	(3,315)	11	3,397	2,821
Components of comprehensive income:
Net income	—	—	—	—	—	634	634
Other comprehensive income, net of tax	—	—	—	—	4	—	4
Comprehensive net income							638
Issuance of treasury stock under employee stock plans	14,970	—	(76)	359	—	—	283
Stock repurchases under stock repurchase programs	(28,234)	—	—	(1,360)	—	—	(1,360)
Tax benefit from share-based compensation plans	—	—	81	—	—	—	81
Share-based compensation expense	—	—	153	—	—	—	153
Balance at July 31, 2011	300,597	3	2,883	(4,316)	15	4,031	2,616
Components of comprehensive income:
Net income	—	—	—	—	—	792	792
Other comprehensive income, net of tax	—	—	—	—	10	—	10
Comprehensive net income							802
Issuance of treasury stock under employee stock plans	11,556	—	(108)	305	—	(33)	164
Stock repurchases under stock repurchase programs	(16,864)	—	—	(900)	—	—	(900)
Cash dividends declared ($0.60 per share)	—	—	—	—	—	(178)	(178)
Tax benefit from share-based compensation plans	—	—	71	—	—	—	71
Share-based compensation expense	—	—	169	—	—	—	169
Balance at July 31, 2012	295,289	$3	$3,015	$(4,911)	$25	$4,612	$2,744

See accompanying notes.

Tables of Contents

INTUIT INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twelve Months Ended July 31,
(In millions)	2012	2011	2010
Cash flows from operating activities:
Net income	$792	$634	$574
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	171	164	148
Amortization of acquired intangible assets	71	77	108
Goodwill and intangible asset impairment charge	—	30	—
Share-based compensation expense	169	153	135
Pre-tax gain on sale of discontinued operations (1)	—	—	(58)
Deferred income taxes	(62)	31	(69)
Tax benefit from share-based compensation plans	71	81	36
Excess tax benefit from share-based compensation plans	(70)	(71)	(18)
Other	11	19	23
Total adjustments	361	484	305
Changes in operating assets and liabilities:
Accounts receivable	(10)	(36)	2
Prepaid expenses, income taxes receivable and other assets	31	(70)	20
Accounts payable	19	(24)	40
Accrued compensation and related liabilities	17	8	33
Deferred revenue	38	28	32
Income taxes payable	—	(15)	14
Other liabilities	(2)	4	(22)
Total changes in operating assets and liabilities	93	(105)	119
Net cash provided by operating activities	1,246	1,013	998
Cash flows from investing activities:
Purchases of available-for-sale debt securities	(669)	(1,257)	(3,029)
Sales of available-for-sale debt securities	840	1,626	1,660
Maturities of available-for-sale debt securities	178	328	474
Net change in money market funds and other cash equivalents held to satisfy customer fund obligations	124	(51)	82
Net change in customer fund deposits	(124)	77	65
Purchases of property and equipment	(135)	(114)	(74)
Capitalization of internal use software	(51)	(99)	(56)
Acquisitions of businesses, net of cash acquired	(392)	—	(218)
Acquisitions of intangible assets	(10)	(15)	(13)
Proceeds from divestiture of businesses	—	—	122
Other	14	2	(10)
Net cash (used in) provided by investing activities	(225)	497	(997)
Cash flows from financing activities:
Repayment of debt	(500)	—	—
Net proceeds from issuance of treasury stock under employee stock plans	164	283	416
Purchases of treasury stock	(900)	(1,360)	(900)
Cash dividends paid to stockholders	(178)	—	—

Tables of Contents

	Twelve Months Ended July 31,
(In millions)	2012	2011	2010
Excess tax benefit from share-based compensation plans	70	71	18
Other	—	—	(1)
Net cash used in financing activities	(1,344)	(1,006)	(467)
Effect of exchange rates on cash and cash equivalents	(6)	4	1
Net (decrease) increase in cash and cash equivalents	(329)	508	(465)
Cash and cash equivalents at beginning of period	722	214	679
Cash and cash equivalents at end of period	$393	$722	$214

Supplemental disclosure of cash flow information:
Interest paid	$60	$60	$61
Income taxes paid	$312	$270	$277
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

Tables of Contents

INTUIT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Summary of Significant Accounting Policies

Description of Business

Intuit Inc. provides business and financial management solutions for small businesses, consumers, accounting professionals and financial institutions. With flagship products and services that include QuickBooks, TurboTax and Quicken, we help customers solve important business and financial management problems, such as running a small business, paying bills, filing income taxes, or managing personal finances. ProSeries and Lacerte are Intuit’s tax preparation offerings for professional accountants. Our Financial Services business provides digital banking solutions to banks and credit unions. Incorporated in 1984 and headquartered in Mountain View, California, we sell our products and services primarily in the United States.

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

In fiscal 2012 we acquired Demandforce, Inc. and in fiscal 2010 we acquired Mint Software Inc. and Medfusion, Inc. We have included the results of operations for these companies in our consolidated results of operations from their respective dates of acquisition. See Note 7 for more information. As discussed in Note 8, in August 2012 we signed a definitive agreement to sell our Intuit Websites business and in January 2010 we sold our Intuit Real Estate Solutions business. We have reclassified our financial statements for all periods presented to reflect these businesses as discontinued operations. Unless noted otherwise, discussions in these notes pertain to our continuing operations.

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

Tables of Contents

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

We recognize revenue from hosted services as the services are performed, provided we have no other remaining obligations to these customers. We generally require customers to remit payroll tax funds to us in advance of the payroll date via electronic funds transfer. We include in total net revenue the interest that we earn on these funds between the time that we collect them from customers and the time that we remit them to outside parties. Service revenue for electronic payment processing services that we provide to merchants is recorded net of interchange fees charged by credit card associations.

We offer several QuickBooks technical support plans and recognize support revenue over the life of the plans. We recognize revenue for upfront fees for implementation services in our Financial Services segment and our Intuit Health business ratably over the greater of the initial life of the customer contract or the estimated life of the customer service relationship.

Other revenue consists primarily of revenue from revenue-sharing and royalty arrangements with third-party partners. We typically recognize this revenue as earned based upon reporting provided to us by our partners.

Multiple Element Arrangements

We enter into multiple element revenue arrangements in which a customer may purchase a combination of software, upgrades, hosted services, technical support, and hardware. Our multiple element arrangements are predominantly software and software-related.

Multiple Element Arrangements That Contain Software and Software-Related Elements

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

Tables of Contents

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

Multiple Element Arrangements That Contain Non-Software Elements

For multiple element arrangements that contain non-software elements such as hosted services or credit card readers for mobile phones, we: (1) determine whether and when each element has been delivered; (2) determine the fair value of each element using the selling price hierarchy of vendor-specific evidence of fair value (VSOE) of fair value if available, third-party evidence (TPE) if VSOE is not available, and estimated selling price (ESP) if neither VSOE nor TPE is available; and (3) allocate the total price among the various elements using the relative selling price method. Once we have allocated the total price among the various elements, we recognize revenue when the revenue recognition criteria described above are met for each element.

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

Tables of Contents

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

Advertising

We expense all advertising costs as we incur them to selling and marketing expense in our statements of operations. We recorded advertising expense of approximately $151 million for the twelve months ended July 31, 2012, $177 million for the twelve months ended July 31, 2011 and $153 million for the twelve months ended July 31, 2010.

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

Tables of Contents

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

Beginning in July 2012, all of the RSUs we grant have dividend rights. Since the dividend rights are subject to the same vesting requirements as the underlying equity awards they are considered a contingent transfer of value. Consequently, the RSUs are not considered participating securities and we do not present them separately in earnings per share.

Tables of Contents

The following table presents the composition of shares used in the computation of basic and diluted net income per share for the periods indicated.

	Twelve Months Ended July 31,
(In millions, except per share amounts)	2012	2011	2010
Numerator:
Net income from continuing operations	$767	$652	$564
Net income (loss) from discontinued operations	25	(18)	10
Net income	$792	$634	$574
Denominator:
Shares used in basic per share amounts:
Weighted average common shares outstanding	296	307	316
Shares used in diluted per share amounts:
Weighted average common shares outstanding	296	307	316
Dilutive common equivalent shares from stock options and restricted stock awards	9	10	9
Dilutive weighted average common shares outstanding	305	317	325

Basic and diluted net income per share:
Basic net income per share from continuing operations	$2.59	$2.12	$1.79
Basic net income (loss) per share from discontinued operations	0.08	(0.06)	0.03
Basic net income per share	$2.67	$2.06	$1.82
Diluted net income per share from continuing operations	$2.52	$2.06	$1.74
Diluted net income (loss) per share from discontinued operations	0.08	(0.06)	0.03
Diluted net income per share	$2.60	$2.00	$1.77

Weighted average stock options and restricted stock units excluded from calculation due to anti-dilutive effect	3	—	8

Cash Equivalents and Investments

We consider highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. Cash equivalents consist primarily of AAA-rated money market funds in all periods presented. Investments consist of available-for-sale investment-grade debt securities that we carry at fair value. Long-term investments consist of municipal auction rate securities and an available-for-sale corporate equity investment that we carry at fair value. Due to a decrease in liquidity in the global credit markets, we estimate the fair values of the municipal auction rate securities based on a discounted cash flow model that we prepare. See Note 2 for more information. Except for direct obligations of the United States government, securities issued by agencies of the United States government, and money market funds, we diversify our investments by limiting our holdings with any individual issuer.

We use the specific identification method to compute gains and losses on investments. We include unrealized gains and losses on investments, net of tax, in accumulated other comprehensive income in the stockholders’ equity section of our balance sheets. We generally classify available-for-sale debt securities as current assets based upon our ability and intent to use any and all of these securities as necessary to satisfy the significant short-term liquidity requirements that may arise from the highly seasonal nature of our businesses. Because of our significant business seasonality, stock repurchase programs, and acquisition opportunities, cash flow requirements may fluctuate dramatically from quarter to quarter and require us to use a significant amount of the investments we hold as available-for-sale securities.

Accounts Receivable and Allowances for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount and are not interest bearing. We maintain an allowance for doubtful accounts to reserve for potentially uncollectible receivables. We review our accounts receivable by aging category to identify significant customers or invoices with known disputes or collectibility issues. For those invoices not specifically identified as uncollectible, we provide an allowance based on the age of the receivable. In determining the amount of the allowance, we make judgments about the creditworthiness of significant customers based on ongoing credit evaluations. We also consider our

Tables of Contents

historical level of credit losses and current economic trends that might impact the level of future credit losses. When we determine that amounts are uncollectible we write them off against the allowance.

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

If the carrying value of the net assets assigned to a reporting unit exceeds the estimated fair value of the unit, we perform the second step of the impairment test. In this step we allocate the fair value of the reporting unit calculated in step one to all of the assets and liabilities of that unit, as if we had just acquired the reporting unit in a business combination. The excess of the fair value of the reporting unit over the total amount allocated to the assets and liabilities represents the implied fair value of goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, we would record an impairment loss equal to the difference. See Note 2, "Fair Value Measurements - Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis," for a discussion of the goodwill impairment charge that we recorded for the twelve months ended July 31, 2011. We recorded no goodwill impairment charges for the twelve months ended July 31, 2012 or 2010.

Acquired Intangible Assets and Other Long-Lived Assets

We generally record acquired intangible assets that have finite useful lives, such as acquired technology, in connection with business combinations. We amortize the cost of acquired intangible assets on a straight-line basis over their estimated useful lives, which range from one to nine years. We review intangible assets that have finite useful lives and other long-lived assets whenever an event or change in circumstances indicates that the carrying value of the asset may not be recoverable. We estimate the recoverability of these assets by comparing the carrying amount of the asset to the future undiscounted cash flows that we expect the asset to generate. We estimate the fair value of assets that have finite useful lives based on the present value of future cash flows for those assets. If the carrying value of an asset with a finite life exceeds its estimated fair value, we would record an impairment loss equal to the difference. See Note 2, "Fair Value Measurements - Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis," for a discussion of the acquired intangible asset impairment charge that we recorded for the twelve months ended July 31, 2011. We recorded no impairment charges for acquired intangible assets for the twelve months ended July 31, 2012 or 2010.

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

Restricted stock units (RSUs) granted typically vest based on continued service. We value these time-based RSUs at the date of grant using the intrinsic value method, adjusted for estimated forfeitures. We amortize the fair value of time-based RSUs on a straight-line basis adjusted for estimated forfeitures over the service period. Certain RSUs granted to senior management vest based on the achievement of pre-established performance or market goals. We estimate the fair value of performance-based RSUs at the date of grant using the intrinsic value method and the probability that the specified performance criteria would be met, adjusted for estimated forfeitures. Each quarter we update our assessment of the probability that the specified performance criteria will be achieved and adjust our estimate of the fair value of the performance-based RSUs if necessary. We amortize the fair values of performance-based RSUs over the requisite service period adjusted for estimated forfeitures for each separately vesting tranche of the award. We estimate the fair value of market-based RSUs at the date of grant using a Monte Carlo valuation methodology and amortize those fair values over the requisite service period adjusted for estimated forfeitures for each separately vesting tranche of the award. The Monte Carlo methodology that we use to estimate the fair value of market-based RSUs at the date of grant incorporates into the valuation the possibility that the market condition may not be satisfied. Provided that the requisite service is rendered, the total fair value of the market-based RSUs at the date of grant must be recognized as compensation expense even if the market condition is not achieved. However, the number of shares that ultimately vest can vary significantly with the performance of the specified market criteria. Beginning in July 2012 all of the RSUs we grant have dividend rights that are subject to the same vesting requirements as the underlying equity awards, so we do not adjust the intrinsic (market) value of our RSUs for dividends.

See Note 12, "Stockholders' Equity," for a description of our share-based compensation plans and more information on the assumptions we use to calculate the fair value of share-based compensation.

Tables of Contents

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

We sell a significant portion of our products through third-party retailers and distributors. As a result, we face risks related to the collectibility of our accounts receivable. To appropriately manage this risk, we perform ongoing evaluations of customer credit and limit the amount of credit extended as we deem appropriate, but generally do not require collateral. We maintain reserves for estimated credit losses and these losses have historically been within our expectations. However, since we cannot predict future changes in the financial stability of our customers, we cannot guarantee that our reserves will continue to be adequate. No customer accounted for 10% or more of total net revenue for the twelve months ended July 31, 2012, 2011 or 2010, nor did any customer account for 10% or more of total accounts receivable at July 31, 2012 or 2011.

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

Recent Accounting Pronouncements

ASU 2011-05 and ASU 2011-12, “Comprehensive Income (Topic 220)”

On June 16, 2011 the Financial Accounting Standards Board (FASB) issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (ASU 2011-05) and on December 23, 2011 the FASB issued ASU No. 2011-12, "Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05." These updates amend ASC Topic 220, “Comprehensive Income” to provide that total comprehensive income will be reported in one continuous statement or two separate but consecutive statements of financial performance. Presentation of total comprehensive income in the statement of stockholders' equity or the footnotes will no longer be allowed. The calculation of net income and basic and diluted net income per share will not be affected. Retrospective adoption is required. ASU 2011-005 is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2011, which means that it will be effective for our fiscal year beginning August 1, 2012. We do not believe that adoption of ASU 2011-05 will have a significant impact on our consolidated financial statements.
ASU 2011-08, “Intangibles - Goodwill and Other (Topic 350)”

On September 15, 2011, the FASB issued ASU No. 2011-08, “Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment” (ASU 2011-08)." This update amends ASC Topic 350, “Intangibles - Goodwill and Other” to give companies the option to perform a qualitative assessment that may allow them to skip the annual two-step test and reduce costs. ASU 2011-08 is effective for fiscal years beginning after December 15, 2011, which means that it will be effective for our fiscal year beginning August 1, 2012. We do not believe that adoption of ASU 2011-08 will have a significant impact on our consolidated financial statements.

Tables of Contents

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

	At July 31, 2012				At July 31, 2011
(In millions)	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Cash equivalents, primarily money market funds	$333	$—	$—	$333	$854	$—	$—	$854
Available-for-sale debt securities:
Municipal bonds	—	260	—	260	—	434	—	434
Municipal auction rate securities	—	—	41	41	—	—	59	59
Corporate notes	—	142	—	142	—	288	—	288
U.S. agency securities	—	124	—	124	—	152	—	152
Corporate equity securities	33	—	—	33	—	—	—	—
Total available-for-sale securities	33	526	41	600	—	874	59	933
Total assets measured at fair value on a recurring basis	$366	$526	$41	$933	$854	$874	$59	$1,787
Liabilities:
Senior notes (1)	$—	$582	$—	$582	$—	$1,084	$—	$1,084
______________________

(1)	Carrying value on our balance sheets at July 31, 2012 was $499 million and at July 31, 2011 was $999 million. See Note 10.

Tables of Contents

The following table summarizes our cash equivalents and available-for-sale debt and equity securities by balance sheet classification and level in the fair value hierarchy at the dates shown:

	At July 31, 2012				At July 31, 2011
(In millions)	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents:
In cash and cash equivalents	$219	$—	$—	$219	$615	$—	$—	$615
In funds held for customers	114	—	—	114	239	—	—	239
Total cash and cash equivalents	$333	$—	$—	$333	$854	$—	$—	$854
Available-for-sale securities:
In investments	$—	$351	$—	$351	$—	$699	$—	$699
In funds held for customers	—	175	—	175	—	175	—	175
In long-term investments	33	—	41	74	—	—	59	59
Total available-for-sale securities	$33	$526	$41	$600	$—	$874	$59	$933

We value our Level 1 assets, consisting primarily of money market funds, using quoted prices in active markets for identical instruments. Financial assets whose fair values we measure on a recurring basis using Level 2 inputs consist of municipal bonds, corporate notes and U.S. agency securities. We measure the fair values of these assets with the help of a pricing service that either provides quoted market prices in active markets for identical or similar securities or uses observable inputs for their pricing without applying significant adjustments. Our fair value processes include controls that are designed to ensure that we record appropriate fair values for our Level 2 investments. These controls include comparison to pricing provided by a secondary pricing service or investment manager, validation of pricing sources and models, review of key model inputs, analysis of period-over-period price fluctuations, and independent recalculation of prices where appropriate.

Financial liabilities whose fair values we measure using Level 2 inputs consist of debt. See Note 10, "Long-Term Obligations and Commitments," for more information. We measure the fair value of our senior notes based on their trading prices and the interest rates we could obtain for other borrowings with similar terms.

Financial assets whose fair values we measure using significant unobservable (Level 3) inputs consist of municipal auction rate securities that are no longer liquid. There were no transfers between Level 1, Level 2, and Level 3 of the fair value hierarchy during the twelve months ended July 31, 2012, 2011 or 2010.

The following table presents a reconciliation of activity for our Level 3 assets for the periods shown.

	Municipal Auction Rate Securities
(In millions)	Investments	Long-Term Investments	Total
Balance at July 31, 2009	$151	$94	$245
Settlements at par	(151)	(7)	(158)
Balance at July 31, 2010	—	87	87
Settlements at par	—	(28)	(28)
Balance at July 31, 2011	—	59	59
Settlements at par	—	(18)	(18)
Balance at July 31, 2012	$—	$41	$41

We estimated the fair values of these municipal auction rate securities at each balance sheet date above using a discounted cash flow model whose key inputs included the projected future interest rates; the likely timing of principal repayments; the probability of full repayment; publicly available pricing data for recently issued student loan backed securities that are not subject to auctions; and the impact of the reduced liquidity for auction rate securities. Any significant changes in the inputs to the model may have a significant impact on the estimated fair values of these securities.

Tables of Contents

Using our discounted cash flow model we determined that the fair values of the municipal auction rate securities we held at July 31, 2012, 2011 and 2010 were approximately equal to their par values. As a result, we recorded no decrease in the fair values of those securities for the twelve months then ended. These securities were included in long-term investments on our balance sheets at July 31, 2012 and 2011 based on the maturities of the underlying securities at those dates. We do not intend to sell our municipal auction rate securities and it is not more likely than not that we will be required to sell them before recovery at par, which may be at maturity. Based on our expected operating cash flows and our other sources of cash, we do not believe that the reduction in liquidity of our municipal auction rate securities will have a material impact on our overall ability to meet our liquidity needs.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

Assets measured at fair value on a non-recurring basis include reporting units measured at fair value in a goodwill impairment test. Estimates of fair value for reporting units fall under Level 3 of the fair value hierarchy.

During the fourth quarter of fiscal 2012 we performed our annual goodwill impairment test. Using the methodology described in Note 1, we determined that the estimated fair values of all of our reporting units exceeded their carrying values and that they were not impaired.

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

	July 31, 2012		July 31, 2011
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Classification on balance sheets:
Cash and cash equivalents	$393	$393	$722	$722
Investments	350	351	698	699
Funds held for customers	289	290	413	414
Long-term investments	47	75	63	63
Total cash and cash equivalents, investments and funds held for customers	$1,079	$1,109	$1,896	$1,898

Tables of Contents

The following table summarizes our cash and cash equivalents, investments and funds held for customers by investment category at the dates indicated. See Note 2 for more information on our municipal auction rate securities.

	July 31, 2012		July 31, 2011
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Type of issue:
Total cash and cash equivalents	$508	$508	$961	$961
Available-for-sale debt securities:
Municipal bonds	259	260	434	434
Municipal auction rate securities	41	41	59	59
Corporate notes	141	142	287	288
U.S. agency securities	124	124	151	152
Total available-for-sale debt securities	565	567	931	933
Corporate equity securities	5	33	—	—
Other long-term investments	1	1	4	4
Total cash and cash equivalents, investments and funds held for customers	$1,079	$1,109	$1,896	$1,898

We include realized gains and losses on our available-for-sale debt securities in interest and other income, net in our statements of operations. Gross realized gains and losses on our available-for-sale debt securities for the twelve months ended July 31, 2012, 2011 and 2010 were not significant.

We accumulate unrealized gains and losses on our available-for-sale debt securities, net of tax, in accumulated other comprehensive income in the stockholders’ equity section of our balance sheets. Gross unrealized gains and losses on our available-for-sale debt securities at July 31, 2012 and July 31, 2011 were not significant. The gross unrealized gain on our available-for-sale equity security, which we classify as a long-term investment based on our intention to hold it for more than twelve months, was approximately $28 million at July 31, 2012. See Note 6, "Other Comprehensive Income," for more information.

We periodically review our investment portfolios to determine if any investment is other-than-temporarily impaired due to changes in credit risk or other potential valuation concerns. We believe that the investments that we held at July 31, 2012 were not other-than-temporarily impaired. Unrealized losses at July 31, 2012 were not significant and are due to changes in interest rates, including market credit spreads, and not due to increased credit risks associated with specific securities. We do not intend to sell these investments and it is not more likely than not that we will be required to sell them before recovery at par, which may be at maturity.

The following table summarizes our available-for-sale debt securities classified by the stated maturity date of the security at the dates indicated.

	July 31, 2012		July 31, 2011
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$218	$218	$267	$267
Due within two years	134	135	323	324
Due within three years	131	132	190	191
Due after three years	82	82	151	151
Total available-for-sale debt securities	$565	$567	$931	$933

Available-for-sale debt securities due after three years in the table above include our municipal auction rate securities. See Note 2 for more information. All of the remaining securities in that category had effective maturities of three years or less due to interest reset dates or mandatory call dates.

Tables of Contents

4. Property and Equipment

Property and equipment consisted of the following at the dates indicated:

	Life in	July 31,
(Dollars in millions)	Years	2012	2011
Equipment	3-5	$410	$531
Computer software	3-6	505	478
Furniture and fixtures	5	60	61
Leasehold improvements	2-16	223	229
Land	NA	17	2
Buildings	5-30	191	187
Capital in progress	NA	86	36
		1,492	1,524
Less accumulated depreciation and amortization		(925)	(963)
Total property and equipment, net		$567	$561
__________________________
NA = Not Applicable

Capital in progress at July 31, 2012 consisted primarily of costs related to internal use software projects and approximately $18 million for land that we have purchased adjacent to our headquarters campus in Mountain View, California that contains buildings that we plan to demolish and reconstruct. Capital in progress at July 31, 2011 consisted primarily of costs related to internal use software projects. As discussed in Note 1, “Description of Business and Summary of Significant Accounting Policies - Software Development Costs,” we capitalize costs related to the development of computer software for internal use. We capitalized internal use software costs totaling $51 million for the twelve months ended July 31, 2012; $99 million for the twelve months ended July 31, 2011; and $56 million for the twelve months ended July 31, 2010. These amounts included capitalized labor costs of $30 million, $35 million and $28 million. Costs related to internal use software projects are included in the capital in progress category of property and equipment until project completion, at which time they are transferred to the computer software category and amortized on a straight-line basis over their useful lives, which are generally three to five years.

5. Goodwill and Acquired Intangible Assets

Goodwill

Changes in the carrying value of goodwill by reportable segment during the twelve months ended July 31, 2012 and July 31, 2011 were as shown in the following table. Our reportable segments are described in Note 15.

(In millions)	Balance July 31, 2010	Goodwill Acquired/ Adjusted	Goodwill Impairment Charges	Balance July 31, 2011	Goodwill Acquired/ Adjusted	Balance July 31, 2012
Financial Management Solutions	$151	$—	$—	$151	$316	$467
Employee Management Solutions	271	—	—	271	—	271
Payment Solutions	182	—	—	182	9	191
Consumer Tax	30	—	—	30	—	30
Accounting Professionals	90	—	—	90	—	90
Financial Services	1,009	(4)	—	1,005	(11)	994
Other Businesses	181	—	(24)	157	—	157
Totals	$1,914	$(4)	$(24)	$1,886	$314	$2,200

We had no accumulated goodwill impairment losses at July 31, 2010. See Note 2, "Fair Value Measurements – Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis," for a description of the goodwill impairment charge we recorded in fiscal 2011 for our Intuit Health reporting unit, which is part of our Other Businesses segment. The increase in

Tables of Contents

goodwill in our Financial Management Solutions segment during the twelve months ended July 31, 2012 was due to the acquisition of Demandforce, Inc. See Note 7, "Business Combinations," for more information.

Acquired Intangible Assets

The following table shows the cost, accumulated amortization and weighted average life in years for our acquired intangible assets at the dates indicated.

(Dollars in millions)	Customer Lists	Purchased Technology	Trade Names and Logos	Covenants Not to Compete or Sue	Total

At July 31, 2012:
Cost	$487	$450	$44	$36	$1,017
Accumulated amortization	(397)	(356)	(28)	(23)	(804)
Acquired intangible assets, net	$90	$94	$16	$13	$213
Weighted average life in years	6	6	6	8	7

At July 31, 2011:
Cost	$433	$422	$35	$35	$925
Accumulated amortization	(371)	(329)	(25)	(20)	(745)
Acquired intangible assets, net	$62	$93	$10	$15	$180
Weighted average life in years	7	7	7	8	7

The increases in acquired intangible assets during the twelve months ended July 31, 2012 were primarily due to the acquisition of Demandforce, Inc. See Note 7, "Business Combinations," for more information. See Note 2, "Fair Value Measurements – Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis," for a description of the acquired intangible asset impairment charge we recorded in fiscal 2011 for our Intuit Health reporting unit. This charge related to customer lists.

The following table shows the expected future amortization expense for our acquired intangible assets at July 31, 2012. Amortization of purchased technology is charged to cost of service and other revenue and to amortization of acquired technology in our statements of operations. Amortization of other acquired intangible assets such as customer lists is charged to amortization of other acquired intangible assets in our statements of operations. If impairment events occur, they could accelerate the timing of acquired intangible asset charges.

(In millions)	Expected Future Amortization Expense

Twelve months ending July 31,
2013	$56
2014	45
2015	39
2016	30
2017	22
Thereafter	21
Total expected future amortization expense	$213

Tables of Contents

6. Comprehensive Income

Comprehensive income consists of two elements, net income and other comprehensive income. Other comprehensive income items are recorded in the stockholders’ equity section of our balance sheets and excluded from net income. Our other comprehensive income consists of unrealized gains and losses on marketable debt and equity securities classified as available-for-sale and foreign currency translation adjustments for subsidiaries with functional currencies other than the U.S. dollar.
The following table shows the components of comprehensive income, net of income taxes, for the periods indicated.

	Twelve Months Ended July 31,
(In millions)	2012	2011	2010
Net income	$792	$634	$574

Change in unrealized gains (losses) on available-for-sale debt securities	(1)	—	1
Change in unrealized gains (losses) on available-for-sale equity securities	18	—	—
Change in foreign currency translation adjustments	(7)	4	3
Total other comprehensive income	10	4	4

Total comprehensive income	$802	$638	$578

The following table shows the components of accumulated other comprehensive income, net of income taxes, in the stockholders' equity section of our balance sheets at the dates indicated.

	July 31,
(In millions)	2012	2011
Unrealized gains on available-for-sale debt securities	$1	$2
Unrealized gains on available-for-sale equity securities	18	—
Foreign currency translation adjustments	6	13
Total accumulated other comprehensive income	$25	$15

7. Business Combinations

We completed the business combinations described below during the three fiscal years ended July 31, 2012. We have included the results of operations for each of them in our consolidated results of operations from their respective dates of acquisition. Their results of operations for periods prior to the dates of acquisition were not material, individually or in the aggregate, when compared with our consolidated results of operations. The fair values assigned to the identifiable intangible assets acquired were based on estimates and assumptions determined by management.

Fiscal 2012 Business Combinations

Demandforce, Inc.

On May 18, 2012 we acquired all of the outstanding equity interests of Demandforce, Inc. for total cash and other consideration of approximately $449 million. The $449 million included approximately $44 million for the fair value of assumed equity awards that is being charged to expense over service periods of up to four years. Demandforce is a provider of online marketing and customer communication solutions for small businesses and became part of our Financial Management Solutions segment. We acquired Demandforce to expand our online small business offerings in support of our connected services strategy.

Under the acquisition method of accounting we allocated the fair value of the total consideration transferred to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values on the date of acquisition. We recorded the excess of consideration over the aggregate fair values as goodwill. Using information available at the time the acquisition closed, we allocated approximately $4 million of the consideration to net tangible liabilities and approximately $93 million of the consideration to identified intangible assets. We recorded the excess consideration of approximately

Tables of Contents

$316 million as goodwill, none of which is deductible for income tax purposes. The identified intangible assets are being amortized over a weighted average life of six years.

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

8. Discontinued Operations

Intuit Websites

In July 2012 management having the authority to do so formally approved a plan to sell our Intuit Websites business, which was a component of our Financial Management Solutions reporting segment. The decision was the result of a shift in our strategy for helping small businesses to establish an online presence. On August 10, 2012 we signed a definitive agreement to sell our Intuit Websites business, subject to closing conditions. We expect the sale to be completed in the first quarter of fiscal 2013 and we do not expect to record a loss on the transaction.

We determined that our Intuit Websites business became a long-lived asset held for sale in the fourth quarter of fiscal 2012. A long-lived asset classified as held for sale is measured at the lower of its carrying amount or fair value less cost to sell. Since the carrying value of Intuit Websites at July 31, 2012 was less than the estimated fair value less cost to sell, no adjustment to the carrying value of this long-lived asset was necessary at that date.

We also classified our Intuit Websites business as discontinued operations in the fourth quarter of fiscal 2012 and have segregated its operating results in our statements of operations for all periods presented. Net revenue from Intuit Websites was $76 million for the twelve months ended July 31, 2012; $79 million for the twelve months ended July 31, 2011; and $52 million for the twelve months ended July 31, 2010. Net income from discontinued operations for the twelve months ended July 31, 2012 included a net loss from Intuit Websites discontinued operations of $11 million and $36 million in tax benefits from

Tables of Contents

the anticipated sale of this business. We recorded net losses from Intuit Websites discontinued operations of $18 million for the twelve months ended July 31, 2011 and $25 million for the twelve months ended July 31, 2010.

Net assets held for sale at July 31, 2012 and July 31, 2011 consisted primarily of operating assets and liabilities that were not material, so we have not segregated them on our balance sheets. Because operating cash flows from the Intuit Websites business were also not material for any period presented, we have not segregated them from continuing operations on our statements of cash flows.

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

We accounted for IRES as discontinued operations and have therefore segregated the operating results of IRES from continuing operations in our statements of operations for all periods prior to the sale. Net revenue from IRES was $33 million and net income excluding the net gain on disposal was less than $1 million for the twelve months ended July 31, 2010. Because IRES operating cash flows were not material for any period presented, we have not segregated them from continuing operations on our statements of cash flows. We have presented the effect of the net gain on disposal of IRES in net income from discontinued operations on our statements of cash flows for the twelve months ended July 31, 2010.

9. Current Liabilities

Current Portion of Long-Term Debt
The current portion of long-term debt at July 31, 2011 consisted of $500 million of 5.40% senior unsecured notes due on March 15, 2012, less the unamortized discount. During fiscal 2012 we repaid those notes when they became due using cash from operations. See Note 10, "Long-Term Obligations and Commitments - Long-Term Debt," for more information.

Unsecured Revolving Credit Facility

On February 17, 2012 we entered into an agreement with certain institutional lenders for a $500 million unsecured revolving credit facility that will expire on February 17, 2017. Advances under the credit facility will accrue interest at rates that are equal to, at our election, either JP Morgan's alternate base rate plus a margin that ranges from 0.0% to 0.5% or the London InterBank Offered Rate (LIBOR) plus a margin that ranges from 0.9% to 1.5%. Actual margins under either election will be based on our senior debt credit ratings. The agreement includes customary affirmative and negative covenants, including financial covenants that require us to maintain a ratio of total debt to annual earnings before interest, taxes, depreciation and amortization (EBITDA) of not greater than 3.25 to 1.00 as of any date and a ratio of annual EBITDA to interest payable of not less than 3.00 to 1.00 as of the last day of each fiscal quarter. We remained in compliance with these covenants at all times during the quarter ended July 31, 2012. We may use amounts borrowed under this credit facility for general corporate purposes, including future acquisitions. To date we have not borrowed under this credit facility.

Other Current Liabilities

Other current liabilities were as follows at the dates indicated:

	July 31,
(In millions)	2012	2011
Reserve for product returns	$19	$20
Reserve for rebates	17	11
Current portion of license fee payable	10	10
Current portion of deferred rent	8	7
Interest payable	10	21
Executive deferred compensation plan liabilities	56	50
Other	24	22
Total other current liabilities	$144	$141

Tables of Contents

10. Long-Term Obligations and Commitments

Long-Term Debt

On March 12, 2007 we issued $500 million of 5.40% senior unsecured notes due on March 15, 2012 (the 2012 Notes) and $500 million of 5.75% senior unsecured notes due on March 15, 2017 (the 2017 Notes) (together, the Notes), for a total principal amount of $1 billion. We transferred the 2012 Notes from long-term liabilities to current liabilities during fiscal 2011 and repaid them when they became due in March 2012 using cash from operations. The 2017 Notes are redeemable by Intuit at any time, subject to a make-whole premium. The 2017 Notes include covenants that limit our ability to grant liens on our facilities and to enter into sale and leaseback transactions, subject to significant allowances. We paid $56 million in cash for interest on the Notes during each of the twelve months ended July 31, 2012, 2011 and 2010.

The following table summarizes our senior unsecured notes at the dates indicated:

	July 31,
(In millions)	2012	2011
Senior notes:
5.40% fixed-rate notes, due 2012	$—	$500
5.75% fixed-rate notes, due 2017	500	500
Total senior notes	500	1,000
Unamortized discount	(1)	(1)
Total senior notes	$499	$999

Reported as:
Current portion of long-term debt	$—	$500
Long-term debt	499	499
Total senior notes	$499	$999

Other Long-Term Obligations

Other long-term obligations were as follows at the dates indicated:

	July 31,
(In millions)	2012	2011
Total license fee payable	$54	$60
Total deferred rent	53	52
Long-term deferred revenue	42	40
Long-term income tax liabilities	41	42
Other	5	13
Total long-term obligations	195	207
Less current portion (included in other current liabilities)	(19)	(17)
Long-term obligations due after one year	$176	$190

In May 2009 we entered into an agreement to license certain technology for $20 million in cash and $100 million payable over ten fiscal years. The total present value of the arrangement was approximately $89 million. The total license fee payable in the table above includes imputed interest through the dates indicated.

Tables of Contents

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

In the ordinary course of business we enter into certain unconditional purchase obligations with our suppliers. These are agreements to purchase products and services that are enforceable, legally binding, and specify terms that include fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the payments. At July 31, 2012, the largest of these commitments related to future outsourced electronic payment fulfillment and bill management services for our Financial Services segment.

Annual minimum commitments under operating leases and purchase obligations at July 31, 2012 were as shown in the table below.

(In millions)	Operating Lease Commitments	Purchase Obligations
Fiscal year ending July 31,
2013	$57	$89
2014	56	77
2015	53	53
2016	43	41
2017	44	37
Thereafter	174	—
Total commitments	$427	$297

Rent expense totaled $51 million for the twelve months ended July 31, 2012; $48 million for the twelve months ended July 31, 2011; and $43 million for the twelve months ended July 31, 2010. Rent expense includes base contractual rent and contractual variable expenses such as building maintenance, utilities, property taxes and insurance.

11. Income Taxes

The provision for income taxes from continuing operations consisted of the following for the periods indicated:

	Twelve Months Ended July 31,
(In millions)	2012	2011	2010
Current:
Federal	$375	$279	$245
State	30	44	46
Foreign	2	5	33
Total current	407	328	324
Deferred:
Federal	(27)	3	(15)
State	(4)	7	(1)
Foreign	8	6	(16)
Total deferred	(23)	16	(32)
Total provision for income taxes from continuing operations	$384	$344	$292

Excess tax benefits associated with share-based compensation deductions are credited to stockholders’ equity. The reductions of income taxes payable resulting from share-based compensation deductions that were credited to stockholders’ equity were

Tables of Contents

approximately $71 million for the twelve months ended July 31, 2012, $81 million for the twelve months ended July 31, 2011, and $36 million for the twelve months ended July 31, 2010.

The sources of income from continuing operations before the provision for income taxes consisted of the following for the periods indicated:

	Twelve Months Ended July 31,
(In millions)	2012	2011	2010
United States	$1,109	$949	$820
Foreign	42	47	36
Total	$1,151	$996	$856

Differences between income taxes calculated using the federal statutory income tax rate of 35% and the provision for income taxes from continuing operations were as follows for the periods indicated:

	Twelve Months Ended July 31,
(In millions)	2012	2011	2010
Income from continuing operations before income taxes	$1,151	$996	$856

Statutory federal income tax	$403	$348	$300
State income tax, net of federal benefit	16	34	29
Federal research and experimentation credits	(9)	(25)	(8)
Domestic production activities deduction	(27)	(25)	(14)
Share-based compensation	7	6	4
Effects of non-U.S. operations	(5)	(4)	(20)
Non-deductible goodwill	4	8	—
Other, net	(5)	2	1
Total provision for income taxes from continuing operations	$384	$344	$292

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

Tables of Contents

Significant deferred tax assets and liabilities were as follows at the dates indicated:

	July 31,
(In millions)	2012	2011
Deferred tax assets:
Accruals and reserves not currently deductible	$45	$28
Deferred rent	11	9
Accrued and deferred compensation	50	33
Loss and tax credit carryforwards	45	39
Property and equipment	14	11
Share-based compensation	98	88
Net basis difference in investment held for sale	36	—
Other, net	—	1
Total deferred tax assets	299	209
Deferred tax liabilities:
Intangible assets	90	51
Other, net	11	1
Total deferred tax liabilities	101	52
Total net deferred tax assets	198	157
Valuation allowance	(8)	(8)
Total net deferred tax assets, net of valuation allowance	$190	$149

We have provided a valuation allowance related to the benefits of certain state net operating loss and state tax credit carryforwards that we believe are unlikely to be realized. Changes in the valuation allowance during the twelve months ended July 31, 2012 and 2011 were not significant.

We provide U.S. federal income taxes on the earnings of foreign subsidiaries unless the subsidiaries' earnings are intended to be indefinitely reinvested in our international operations. To the extent that foreign earnings previously treated as indefinitely reinvested are repatriated, the related U.S. tax liability may, subject to certain limitations, be reduced by any foreign income taxes paid on these earnings. At July 31, 2012, the cumulative amount of earnings upon which U.S. income taxes had not been provided was approximately $43 million. The unrecognized deferred tax liability for these earnings was approximately $12 million.
The deferred tax asset for the net basis difference in the Intuit Websites investment held for sale is $36 million, for which we recorded the related tax benefit to net income from discontinued operations in fiscal 2012. See Note 8, "Discontinued Operations," for more information.
The components of total net deferred tax assets, net of valuation allowances, as shown on our balance sheets were as follows at the dates indicated:

	July 31,
(In millions)	2012	2011
Current deferred income taxes	$184	$94
Long-term deferred income taxes	6	55
Total net deferred tax assets, net of valuation allowance	$190	$149

At July 31, 2012, we had total federal net operating loss carryforwards of approximately $62 million that will start to expire in fiscal 2022. Utilization of the net operating losses is subject to annual limitation. The annual limitation may result in the expiration of net operating losses before utilization.

Tables of Contents

At July 31, 2012, we had excess federal foreign tax credits of approximately $10 million, of which $2 million can be carried back and $8 million can be carried forward. The foreign tax credit carryforwards will start to expire in fiscal 2020. Our ability to utilize foreign tax credits is dependent upon having sufficient foreign source income during the carryforward period. The foreign source income limitation may result in the expiration of foreign tax credits before utilization.

At July 31, 2012, we had total state net operating loss carryforwards of approximately $161 million for which we have recorded a deferred tax asset of $8 million and a valuation allowance of $6 million. The state net operating losses will start to expire in fiscal 2014. Utilization of the net operating losses is subject to annual limitation. The annual limitation may result in the expiration of net operating losses before utilization.

Unrecognized Tax Benefits

The aggregate changes in the balance of our gross unrecognized tax benefits were as follows for the periods indicated:

	Twelve Months Ended July 31,
(In millions)	2012	2011	2010
Gross unrecognized tax benefits, beginning balance	$41	$35	$40
Increases related to tax positions from prior fiscal years, including acquisitions	3	2	3
Decreases related to tax positions from prior fiscal years	(9)	—	(5)
Increases related to tax positions taken during current fiscal year	3	4	3
Lapses of statutes of limitations	—	—	(6)
Gross unrecognized tax benefits, ending balance	$38	$41	$35

The total amount of our unrecognized tax benefits at July 31, 2012 was $38 million. Net of related deferred tax assets, unrecognized tax benefits were $28 million at that date. If we were to recognize these net benefits, our income tax expense would reflect a favorable net impact of $28 million. We do not believe that it is reasonably possible that there will be a significant increase or decrease in unrecognized tax benefits over the next 12 months.

We file U.S. federal, U.S. state, and foreign tax returns. Our major tax jurisdictions are U.S. federal and the State of California. For U.S. federal tax returns we are no longer subject to tax examinations for fiscal 2008, fiscal 2006, and for years prior to fiscal 2005. For California tax returns we are no longer subject to tax examinations for years prior to fiscal 2007.

We recognize interest and penalties related to unrecognized tax benefits within the provision for income taxes. Amounts accrued at July 31, 2012 and July 31, 2011 for the payment of interest and penalties were not significant. The amounts of interest and penalties that we recognized during the twelve months ended July 31, 2012, 2011 and 2010 were also not significant.

12. Stockholders’ Equity

Stock Repurchase Programs

Intuit’s Board of Directors has authorized a series of common stock repurchase programs. Shares of common stock repurchased under these programs become treasury shares. Under these programs, we repurchased 16.9 million shares of our common stock for $900 million during the twelve months ended July 31, 2012; 28.2 million shares for $1.4 billion during the twelve months ended July 31, 2011; and 28.7 million shares for $900 million during the twelve months ended July 31, 2010. At July 31, 2012, we had authorization from our Board of Directors to expend up to an additional $1.7 billion for stock repurchases through August 15, 2014. Future stock repurchases under the current program are at the discretion of management, and authorization of future stock repurchase programs is subject to the final determination of our Board of Directors.

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

Tables of Contents

Dividends on Common Stock

During fiscal 2012 we declared and paid cash dividends that totaled $0.60 per share of outstanding common stock or approximately $178 million. In August 2012 our Board of Directors declared a quarterly cash dividend of $0.17 per share of outstanding common stock payable on October 18, 2012 to stockholders of records at the close of business on October 10, 2012. Future declarations of dividends and the establishment of future record dates and payment dates are subject to the final determination of our Board of Directors.

Description of 2005 Equity Incentive Plan

Our stockholders initially approved our 2005 Equity Incentive Plan (2005 Plan) on December 9, 2004. On January 19, 2011 our stockholders approved an Amended and Restated 2005 Equity Incentive Plan (Restated 2005 Plan) that expires on January 19, 2015. Under the Restated 2005 Plan, we are permitted to grant incentive and non-qualified stock options, restricted stock awards, restricted stock units (RSUs), stock appreciation rights and stock bonus awards to our employees, non-employee directors and consultants. The Compensation and Organizational Development Committee of our Board of Directors or its delegates determine who will receive grants, when those grants will be exercisable, their exercise price and other terms. We are permitted to issue up to 96,000,000 shares under the Restated 2005 Plan. The plan provides a fungible share reserve. Each stock option granted on or after November 1, 2010 reduces the share reserve by one share and each restricted stock award or restricted stock unit granted reduces the share reserve by 2.3 shares. Stock options forfeited and returned to the pool of shares available for grant increase the pool by one share for each share forfeited. Restricted stock awards and RSUs forfeited and returned to the pool of shares available for grant increase the pool by 2.3 shares for each share forfeited. At July 31, 2012, there were approximately 21.8 million shares available for grant under this plan. Stock options granted under the 2005 Plan and the Restated 2005 Plan typically vest over three years based on continued service and have a seven year term. RSUs granted under those plans typically vest over three years based on continued service. Certain RSUs granted to senior management vest based on the achievement of pre-established performance or market goals.

Description of Employee Stock Purchase Plan

On November 26, 1996 our stockholders initially adopted our Employee Stock Purchase Plan (ESPP) under Section 423 of the Internal Revenue Code. The ESPP permits our eligible employees to make payroll deductions to purchase our stock on regularly scheduled purchase dates at a discount. Our stockholders have approved amendments to the ESPP to permit the issuance of up to 20,800,000 shares under the ESPP, which expires on July 27, 2015. Offering periods under the ESPP are six months in duration and composed of two consecutive three-month accrual periods. Shares are purchased at 85% of the lower of the closing price for Intuit common stock on the first day of the offering period or the last day of the accrual period.

Under the ESPP, employees purchased 1,031,483 shares of Intuit common stock during the twelve months ended July 31, 2012; 840,654 shares during the twelve months ended July 31, 2011; and 1,120,030 shares during the twelve months ended July 31, 2010. At July 31, 2012, there were 4,749,188 shares available for issuance under this plan.

Tables of Contents

Share-Based Compensation Expense

The following table summarizes the total share-based compensation expense that we recorded for the periods shown.

	Twelve Months Ended July 31,
(In millions except per share amounts)	2012	2011	2010

Cost of product revenue	$—	$1	$1
Cost of service and other revenue	7	6	7
Selling and marketing	60	46	41
Research and development	52	51	41
General and administrative	50	49	44
Discontinued operations	—	—	1
Total share-based compensation expense	169	153	135
Income tax benefit	(54)	(53)	(48)
Decrease in net income	$115	$100	$87

Decrease in net income per share:
Basic	$0.39	$0.33	$0.28
Diluted	$0.38	$0.32	$0.27

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

Restricted stock units (RSUs) granted typically vest based on continued service. We value these time-based RSUs at the date of grant using the intrinsic value method, adjusted for estimated forfeitures. We amortize the fair value of time-based RSUs on a straight-line basis adjusted for estimated forfeitures over the service period. Certain RSUs granted to senior management vest based on the achievement of pre-established performance or market goals. We estimate the fair value of performance-based RSUs at the date of grant using the intrinsic value method and the probability that the specified performance criteria will be met, adjusted for estimated forfeitures. Each quarter we update our assessment of the probability that the specified performance criteria will be achieved and adjust our estimate of the fair value of the performance-based RSUs if necessary. We amortize the fair values of performance-based RSUs over the requisite service period adjusted for estimated forfeitures for each separately vesting tranche of the award. We estimate the fair value of market-based RSUs at the date of grant using a Monte Carlo valuation methodology and amortize those fair values over the requisite service period adjusted for estimated forfeitures for each separately vesting tranche of the award. The Monte Carlo methodology that we use to estimate the fair value of market-based RSUs at the date of grant incorporates into the valuation the possibility that the market condition may not be satisfied. Provided that the requisite service is rendered, the total fair value of the market-based RSUs at the date of grant must be recognized as compensation expense even if the market condition is not achieved. However, the number of shares that ultimately vest can vary significantly with the performance of the specified market criteria.

As discussed below under "Dividends," in July 2011 we determined that it was probable that we would pay cash dividends in the future. Since RSU holders were not entitled to dividends, starting in July 2011 we began reducing the market price of our stock on the date of grant, which is used in the intrinsic value method, by the present value of the dividends expected to be paid on the shares during the vesting period, discounted at the appropriate risk-free interest rate. Beginning in July 2012, all of the RSUs we grant have dividend rights that are subject to the same vesting requirements as the underlying equity awards, so we no longer adjust the market price of our stock on the date of grant for dividends.

Tables of Contents

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

Dividends. Prior to July 2011, we paid no cash dividends on our common stock and did not anticipate paying any cash dividends, so we used an expected dividend yield of zero in our option valuation model. In July 2011 we determined that it was probable that we would pay quarterly cash dividends in the future and as a result we began using an annualized expected dividend yield in our option valuation model. We paid quarterly cash dividends during fiscal 2012 and currently expect to continue to pay cash dividends in the future.

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

We used the following assumptions to estimate the fair value of stock options granted and shares purchased under our Employee Stock Purchase Plan for the periods indicated:

	Twelve Months Ended July 31,
	2012	2011	2010
Assumptions for stock options:
Expected volatility (range)	27% - 33%	27% - 30%	24% - 30%
Weighted average expected volatility	29%	28%	28%
Risk-free interest rate (range)	0.43% - 0.85%	0.87% - 1.91%	1.37% - 2.82%
Expected dividend yield (1)	1.02% - 1.20%	0% - 1.20%	0%

Assumptions for ESPP:
Expected volatility (range)	24% - 33%	27% - 33%	22% - 29%
Weighted average expected volatility	29%	29%	26%
Risk-free interest rate (range)	0.00% - 0.10%	0.05% - 0.16%	0.04% - 0.16%
Expected dividend yield	1.00% - 1.20%	0%	0%

__________________

(1)
Expected dividend yield assumption was zero for fiscal 2011 option grants prior to July 2011. In July 2011 we determined that it was probable that we would pay cash dividends in the future and as a result we began using an expected dividend yield assumption in our valuation models. See "Dividends on Common Stock" above for more information.

Tables of Contents

Stock Option Activity and Related Share-Based Compensation Expense

A summary of activity under all share-based compensation plans for the fiscal periods indicated was as follows:

		Options Outstanding
(Shares in thousands)	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price Per Share
Balance at July 31, 2009	8,086	45,674	$26.00
Additional shares authorized	9,000	—	—
Options assumed and converted in connection with acquisitions	—	372	3.08
Options granted	(6,338)	6,338	35.93
Restricted stock units granted	(5,253)	—	—
Options exercised	—	(17,212)	24.00
Options canceled or expired (1)	2,089	(2,579)	29.46
Restricted stock units forfeited (1)	1,177	—	—
Balance at July 31, 2010	8,761	32,593	28.45
Additional shares authorized	31,000	—	—
Options granted	(3,055)	3,055	47.70
Restricted stock units granted	(8,501)	—	—
Options exercised	—	(11,997)	25.68
Options canceled or expired (1)	915	(972)	31.44
Restricted stock units forfeited (1)	1,596	—	—
Balance at July 31, 2011	30,716	22,679	32.38
Options assumed and converted in connection with acquisitions	—	282	54.51
Options granted	(3,167)	3,167	51.36
Restricted stock units granted (2)	(7,902)	—	—
Options exercised	—	(7,513)	28.41
Options canceled or expired (1)	559	(554)	39.43
Restricted stock units forfeited (1)(2)	1,554	—	—
Balance at July 31, 2012	21,760	18,061	$37.49

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

Tables of Contents

Options outstanding, exercisable and expected to vest, and exercisable as of July 31, 2012 were as follows:

	Number of Shares (in thousands)	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value (in millions)
Options outstanding	18,061	4.91	$37.49	$344
Options exercisable and expected to vest	17,443	4.80	$37.07	$339
Options exercisable	10,926	3.45	$31.82	$270

Options expected to vest are unvested shares net of expected forfeitures. The aggregate intrinsic value of options outstanding at July 31, 2012 is calculated as the difference between the exercise price of the underlying options and the market price of our common stock for shares that were in-the-money at that date. In-the-money options at July 31, 2012 were options that had exercise prices that were lower than the $58.02 market price of our common stock at that date.

Additional information regarding our stock options and ESPP shares is shown in the table below.

	Twelve Months Ended July 31,
(In millions except per share amounts)	2012	2011	2010

Weighted average fair value of options granted (per share)	$15.22	$10.44	$8.73
Total fair value of options vested	$39	$53	$57

Aggregate intrinsic value of options exercised	$202	$261	$157

Share-based compensation expense for stock options and ESPP	$56	$53	$67
Total tax benefit for stock option and ESPP share-based compensation	$15	$17	$24

Cash received from option exercises	$213	$308	$413
Cash tax benefits realized related to tax deductions for non-qualified option exercises and disqualifying dispositions under all share-based payment arrangements	$72	$99	$61

At July 31, 2012, there was $73 million of unrecognized compensation cost related to non-vested stock options that we will amortize to expense in the future. Unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize that cost over a weighted average vesting period of 2.3 years.

Due to our ongoing program of repurchasing our common stock on the open market, at July 31, 2012 we had approximately 135 million treasury shares. We satisfy option exercises and RSU vesting from this pool of treasury shares.

Tables of Contents

Restricted Stock Unit Activity and Related Share-Based Compensation Expense

A summary of restricted stock unit (RSU) activity for the periods indicated was as follows:

(Shares in thousands)	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at July 31, 2009	9,398	$27.06
Granted	5,253	36.24
Restricted stock units assumed and converted in connection with acquisitions	231	29.14
Vested	(2,172)	29.30
Forfeited	(1,179)	26.46
Nonvested at July 31, 2010	11,531	30.93
Granted	3,855	47.02
Vested	(3,474)	26.33
Forfeited	(857)	31.73
Nonvested at July 31, 2011	11,055	37.92
Granted	3,436	55.02
Restricted stock units assumed and converted in connection with acquisitions	575	54.51
Vested	(4,763)	34.13
Forfeited	(696)	39.56
Nonvested at July 31, 2012	9,607	$46.79

Additional information regarding our RSUs and restricted stock is shown in the table below.

	Twelve Months Ended July 31,
(In millions)	2012	2011	2010

Total fair value of RSUs vested	$258	$150	$64

Share-based compensation for RSUs and restricted stock	$113	$100	$68
Total tax benefit related to RSU and restricted stock share-based compensation expense	$39	$36	$25

Cash tax benefits realized for tax deductions for RSUs and restricted stock	$46	$36	$24

At July 31, 2012, there was $274 million of unrecognized compensation cost related to non-vested RSUs and restricted stock that we will amortize to expense in the future. Unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize that cost over a weighted average vesting period of 2.4 years.

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

Tables of Contents

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

We had liabilities related to this plan of $56 million at July 31, 2012 and $50 million at July 31, 2011. We have matched the plan liabilities with similar performing assets. These assets are recorded in other long-term assets while liabilities related to obligations are recorded in other current liabilities on our balance sheets.

401(k) Plan

In the United States, employees who participate in the Intuit Inc. 401(k) Plan may currently contribute up to 30% of pre-tax compensation, subject to Internal Revenue Service limitations and the terms and conditions of the plan. We match a portion of employee contributions, currently 125% up to six percent of salary, subject to Internal Revenue Service limitations. Matching contributions were $43 million for the twelve months ended July 31, 2012; $34 million for the twelve months ended July 31, 2011; and $32 million for the twelve months ended July 31, 2010.

14. Litigation

On January 13, 2012, two putative class actions were filed against Intuit Inc. in connection with our TurboTax income tax preparation software: Smith v. Intuit Inc. (U.S. District Court, Northern District of California) and Quildon v. Intuit Inc. (California Superior Court, Santa Clara County). The plaintiffs in both cases assert that the fees charged for the refund processing service offered within TurboTax are “refund anticipation loans” and the disclosures about those fees do not comply with California and federal laws. The Smith case was brought in federal court on behalf of a proposed nationwide class and subclasses; the Quildon case was brought in state court on behalf of a proposed California class and subclasses. Otherwise the two complaints are substantively identical. In each case the plaintiffs seek monetary relief (including restitution, statutory damages, treble damages, and interest) in an unspecified amount, as well as attorneys' fees and costs. On February 22, 2012, Intuit removed the Quildon case to federal court. On March 16, 2012, the plaintiffs filed a motion to remand the Quildon case to state court. On March 19, 2012, Intuit filed motions to dismiss the plaintiffs' claims in both cases. On May 25, 2012, the federal court remanded the Quildon case to state court and denied as moot the motion to dismiss that case. On July 10, 2012, Intuit filed a motion in state court to stay the Quildon case until the federal court resolves the Smith case, which the state court granted on August 6, 2012. On September 10, 2012, the federal court issued an order granting Intuit's motion to dismiss the plaintiffs' complaint in the Smith matter. The plaintiffs have 30 days from the date of the order to file any amended complaint. We continue to believe we have meritorious defenses to the claims asserted in these actions and intend to defend vigorously against them. We believe that liabilities associated with these cases, while possible, are not probable, and therefore we have not recorded any accrual for them as of July 31, 2012. Further, any possible range of loss cannot be reasonably estimated at this time.

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

Financial Management Solutions product revenue is derived primarily from QuickBooks desktop software products, including QuickBooks Pro, QuickBooks Premier, and QuickBooks Enterprise Solutions, and from financial supplies such as paper

Tables of Contents

checks, envelopes, invoices, business cards and business stationery. Financial Management Solutions service and other revenue is derived primarily from QuickBooks Online; QuickBooks technical support plans; Demandforce, which provides online marketing and customer communication solutions for small businesses; QuickBase; and royalties from small business online services.

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

Payment Solutions product revenue is derived primarily from QuickBooks Point of Sale solutions. Payment Solutions service and other revenue is derived primarily from merchant services for small businesses that include credit card, debit card and gift card processing services; check verification, check guarantee and electronic check conversion, including automated clearing house (ACH) and Check 21 capabilities; from Web-based transaction processing services for online merchants; and from GoPayment mobile payment processing services.

Consumer Tax product revenue is derived primarily from TurboTax federal and state consumer and small business desktop tax return preparation software. Consumer Tax service and other revenue is derived primarily from TurboTax Online tax return preparation services and electronic tax filing services.

Accounting Professionals product revenue is derived primarily from ProSeries and Lacerte professional tax preparation software products and from QuickBooks Premier Accountant Edition and ProAdvisor Program subscriptions for professional accountants. Accounting Professionals service and other revenue is derived primarily from Intuit Tax Online tax return preparation services, electronic tax filing services, bank product transmission services and training services.

Financial Services service and other revenue is derived primarily from online and mobile banking solutions that are hosted in our data centers and delivered as software as a service offerings to banks and credit unions. Financial Services service and other revenue also includes fees for implementation services.

Other Businesses consist primarily of our personal finance offerings, Quicken and Mint; Intuit Health; and our global businesses, primarily in Canada, the United Kingdom, and Singapore. Quicken product revenue is derived primarily from Quicken desktop software products. Quicken service and other revenue is derived primarily from fees from consumer online transactions and Quicken Loans trademark royalties. Mint service and other revenue consists primarily of online lead generation fees. Intuit Health service and other revenue consists primarily of online patient-to-provider communication services and fees for implementation services. In Canada, product revenue is derived primarily from localized versions of QuickBooks and Quicken as well as consumer desktop tax return preparation software and professional tax preparation products. Service and other revenue in Canada consists primarily of revenue from QuickBooks support plans, payroll services, and merchant payment processing services. In the United Kingdom, product revenue is derived primarily from localized versions of QuickBooks and QuickBooks Payroll. In Singapore and other international locations, service and other revenue is derived from QuickBooks Online.

All of our business segments except Other Businesses operate primarily in the United States and sell primarily to customers in the United States. International total net revenue was less than 5% of consolidated total net revenue for the twelve months ended July 31, 2012, 2011 and 2010.

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

The accounting policies of our reportable segments are the same as those described in the summary of significant accounting policies in Note 1. Except for goodwill and acquired intangible assets, we do not generally track assets by reportable segment and, consequently, we do not disclose total assets by reportable segment. See Note 5, "Goodwill and Acquired Intangible Assets," for goodwill by reportable segment.

Tables of Contents

The following table shows our financial results by reportable segment for the periods indicated. Results for our Financial Management Solutions segment have been adjusted for all periods presented to exclude results for our Intuit Websites business, which we classified as discontinued operations in the fourth quarter of fiscal 2012. Fiscal 2010 results for our Other Businesses segment have been adjusted to exclude results for our Intuit Real Estate Solutions business, which we classified as discontinued operations in the second quarter of fiscal 2010. See Note 8, "Discontinued Operations," for more information.

	Twelve Months Ended July 31,
(In millions)	2012	2011	2010

Net revenue:
Financial Management Solutions	$691	$622	$559
Employee Management Solutions	512	457	418
Payment Solutions	417	348	313
Consumer Tax	1,441	1,298	1,146
Accounting Professionals	423	399	373
Financial Services	362	346	332
Other Businesses	305	302	262
Total net revenue	$4,151	$3,772	$3,403

Operating income from continuing operations:
Financial Management Solutions	$265	$243	$188
Employee Management Solutions	314	271	253
Payment Solutions	107	64	67
Consumer Tax	886	850	746
Accounting Professionals	249	228	210
Financial Services	86	83	71
Other Businesses	68	67	64
Total segment operating income	1,975	1,806	1,599
Unallocated corporate items:
Share-based compensation expense	(169)	(153)	(134)
Other common expenses	(576)	(531)	(476)
Amortization of acquired technology	(14)	(12)	(43)
Amortization of other acquired intangible assets	(39)	(43)	(42)
Goodwill and intangible asset impairment charge	—	(30)	—
Total unallocated corporate items	(798)	(769)	(695)
Total operating income from continuing operations	$1,177	$1,037	$904

Tables of Contents

16. Selected Quarterly Financial Data (Unaudited)

The following tables contain selected quarterly financial data for the twelve months ended July 31, 2012 and July 31, 2011. We have classified our Intuit Websites business as discontinued operations and as a result have segregated its operating results from continuing operations in our statements of operations and in these tables. See Note 8, "Discontinued Operations," for more information.

	Fiscal 2012 Quarter Ended
(In millions, except per share amounts)	October 31	January 31	April 30	July 31

Total net revenue	$575	$999	$1,926	$651
Cost of revenue	167	205	197	191
All other costs and expenses	492	599	618	505
Operating income (loss) from continuing operations	(84)	195	1,111	(45)
Net income (loss) from continuing operations	(58)	121	736	(32)
Net income (loss) from discontinued operations	(6)	(3)	(2)	36
Net income (loss)	(64)	118	734	4

Basic net income (loss) per share from continuing operations	$(0.19)	$0.41	$2.50	$(0.11)
Basic net income (loss) per share from discontinued operations	(0.02)	(0.01)	(0.01)	0.12
Basic net income (loss) per share	$(0.21)	$0.40	$2.49	$0.01

Diluted net income (loss) per share from continuing operations	$(0.19)	$0.40	$2.43	$(0.11)
Diluted net income (loss) per share from discontinued operations	(0.02)	(0.01)	(0.01)	0.12
Diluted net income (loss) per share	$(0.21)	$0.39	$2.42	$0.01

	Fiscal 2011 Quarter Ended
(In millions, except per share amounts)	October 31	January 31	April 30	July 31

Total net revenue	$515	$857	$1,827	$573
Cost of revenue	154	175	162	159
All other costs and expenses	455	560	598	472
Operating income (loss) from continuing operations	(94)	122	1,067	(58)
Net income (loss) from continuing operations	(64)	80	692	(56)
Net income (loss) from discontinued operations	(6)	(7)	(4)	(1)
Net income (loss)	(70)	73	688	(57)

Basic net income (loss) per share from continuing operations	$(0.20)	$0.26	$2.28	$(0.19)
Basic net income (loss) per share from discontinued operations	(0.02)	(0.02)	(0.01)	—
Basic net income (loss) per share	$(0.22)	$0.24	$2.27	$(0.19)

Diluted net income (loss) per share from continuing operations	$(0.20)	$0.25	$2.21	$(0.19)
Diluted net income (loss) per share from discontinued operations	(0.02)	(0.02)	(0.01)	—
Diluted net income (loss) per share	$(0.22)	$0.23	$2.20	$(0.19)

Tables of Contents

Schedule II
INTUIT INC.
VALUATION AND QUALIFYING ACCOUNTS

(In millions)	Beginning Balance	Additions Charged to Expense/ Revenue	Deductions	Ending Balance
Year ended July 31, 2012
Allowance for doubtful accounts	$20	$34	$(8)	$46
Reserve for product returns	20	92	(93)	19
Reserve for rebates	11	104	(98)	17

Year ended July 31, 2011
Allowance for doubtful accounts	$22	$18	$(20)	$20
Reserve for product returns	20	94	(94)	20
Reserve for rebates	11	90	(90)	11

Year ended July 31, 2010
Allowance for doubtful accounts	$16	$23	$(17)	$22
Reserve for product returns	22	101	(103)	20
Reserve for rebates	30	84	(103)	11

Note:	Additions to the allowance for doubtful accounts are charged to general and administrative expense.
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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of July 31, 2012 based on the guidelines established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of this evaluation, our management has concluded that our internal control over financial reporting was effective as of July 31, 2012 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. We reviewed the results of management’s assessment with the Audit and Risk Committee of Intuit’s Board of Directors.

Ernst & Young LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of July 31, 2012. Their report is included in Item 8 of this Annual Report on Form 10-K.

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

Tables of Contents

PART III

ITEM 10
DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except for the information about our executive officers shown below, the information required for this Item 10 is incorporated by reference from our Proxy Statement to be filed in connection with our January 2013 Annual Meeting of Stockholders.

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

EXECUTIVE OFFICERS

The following table shows Intuit’s executive officers as of August 31, 2012 and their areas of responsibility. Their biographies follow the table.

Name	Age	Position

Brad D. Smith	48	President, Chief Executive Officer and Director
Scott D. Cook	60	Chairman of the Executive Committee
Laura A. Fennell	51	Senior Vice President, General Counsel and Corporate Secretary
Daniel R. Maurer	56	Senior Vice President and General Manager, Consumer Group
Kiran M. Patel	64	Executive Vice President and General Manager, Small Business Group
R. Neil Williams	59	Senior Vice President and Chief Financial Officer
Jeffrey P. Hank	52	Vice President, Finance and Chief Accounting Officer

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

Ms. Fennell has been Senior Vice President, General Counsel and Corporate Secretary since February 2007. She leads Intuit's legal, corporate affairs, privacy, information and physical security, and data services teams. Ms. Fennell joined Intuit as Vice President, General Counsel and Corporate Secretary in April 2004. Prior to joining Intuit, Ms. Fennell spent nearly eleven years at Sun Microsystems, Inc., most recently as Vice President of Corporate Legal Resources, as well as Acting General Counsel. Prior to joining Sun, she was an associate attorney at Wilson Sonsini, Goodrich & Rosati PC. Ms. Fennell sits on the board of directors of the Children's Discovery Museum of San Jose. Ms. Fennell holds a Bachelor of Science degree in Business Administration from California State University, Chico and a Juris Doctor from the University of Santa Clara.

Mr. Maurer has been Senior Vice President and General Manager of Intuit’s Consumer Group since December 2008. From February 2008 to December 2008, he was Senior Vice President and Chief Marketing Officer. From January 2006 to

Tables of Contents

February 2008 he was Vice President of Marketing for Intuit’s Consumer Tax Group. Prior to joining Intuit, Mr. Maurer served as Vice President of strategy at The Campbell’s Soup Company from 2002 to December 2005 and held senior marketing positions at The Procter & Gamble Company. Mr. Maurer also serves on the board of directors of Zagg Inc. Mr. Maurer holds a Bachelor’s Degree in Marketing and Finance from the University of Wisconsin.

Mr. Patel has been Executive Vice President and General Manager, Small Business Group since December 2008. He was Senior Vice President and General Manager, Consumer Tax Group from June 2007 to December 2008 and Chief Financial Officer from September 2005 to January 2008. From August 2001 to September 2005, Mr. Patel served as Executive Vice President and Chief Financial Officer of Solectron Corporation, a provider of electronics supply chain services, where he led finance, legal, investor relations and business development activities. From October 2000 to May 2001, he was the Chief Financial Officer of iMotors, an Internet-based value-added retailer of used cars. Previously, Mr. Patel had a 27-year career with Cummins Inc., where he served in a broad range of finance positions, most recently as Chief Financial Officer and Executive Vice President. Mr. Patel also serves on the board of directors of KLA-Tencor Corporation and is a trustee of The Charles Schwab Family of Funds. Mr. Patel holds a Bachelor of Science degree in Electrical Engineering and a Master’s degree in Business Administration from the University of Tennessee.

Mr. Williams joined Intuit in January 2008 as Senior Vice President and Chief Financial Officer. He is responsible for all financial aspects of the company, including corporate strategy and business development, investor relations, financial operations and real estate. Beginning in 2001, he served as Executive Vice President of Visa U.S.A., Inc., the leading payments company in the U.S., and then from November 2004 to September 2007 served as Chief Financial Officer, leading all financial functions for the company and its subsidiaries. During the same period, Mr. Williams held the dual role of Chief Financial Officer for Inovant LLC, Visa’s global IT organization responsible for global transactions processing and technology development. Mr. Williams holds a Bachelor’s degree in Business Administration from the University of Southern Mississippi and he is a certified public accountant.

Mr. Hank has been Vice President, Finance and Chief Accounting Officer since August 2012 and previously served as Vice President, Corporate Controller from June 2005 to July 2012. He joined Intuit in October 2003 as Director, Accounting Principles Group. From June 2002 until September 2003, Mr. Hank was an Audit Partner at KPMG LLP. From September 1994 until June 2002, Mr. Hank was an Audit Partner at Arthur Andersen LLP. Mr. Hank holds a Bachelor of Science degree in Business Administration – Accounting and Finance from the University of California at Berkeley.

ITEM 11
EXECUTIVE COMPENSATION

The information required for this Item is incorporated by reference from our Proxy Statement to be filed for our January 2013 Annual Meeting of Stockholders.

ITEM 12
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required for this Item is incorporated by reference from our Proxy Statement to be filed for our January 2013 Annual Meeting of Stockholders.

ITEM 13
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required for this Item is incorporated by reference from our Proxy Statement to be filed for our January 2013 Annual Meeting of Stockholders.

ITEM 14
PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required for this Item is incorporated by reference from our Proxy Statement to be filed for our January 2013 Annual Meeting of Stockholders.

Tables of Contents

PART IV

ITEM 15
EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

1.	Financial Statements — See Index to Consolidated Financial Statements in Part II, Item 8.

2.	Financial Statement Schedules — See Index to Consolidated Financial Statements in Part II, Item 8.

3.	Exhibits

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference Form/File No.	Date

3.01	Restated Intuit Certificate of Incorporation, dated as of January 19, 2000		10-Q	6/14/2000

3.02	Bylaws of Intuit, as amended and restated effective April 28, 2010		8-K	4/30/2010

4.01	Form of Specimen Certificate for Intuit’s Common Stock		10-K	9/15/2009

4.02	Indenture, dated as of March 7, 2007, between Intuit and The Bank of New York Trust Company, N.A. as trustee		8-K	3/7/2007

4.03	Forms of Global Note for Intuit’s 5.40% Senior Notes due 2012 and 5.75% Senior Notes due 2017		8-K	3/12/2007

10.01+	Intuit Inc. 2005 Equity Incentive Plan, as amended December 14, 2007		S-8 333-148112	12/17/2007

10.02+	Intuit Inc. 2005 Equity Incentive Plan, as amended April 23, 2008		8-K	4/28/2008

10.03+	Intuit Inc. 2005 Equity Incentive Plan, as amended December 16, 2008		S-8 333-156205	12/17/2008

10.04+	Intuit Inc. 2005 Equity Incentive Plan, as amended December 15, 2009		S-8 333-163728	12/15/2009

10.05+	Intuit Inc. Amended and Restated 2005 Equity Incentive Plan, as approved January 19, 2011		S-8 333-171768	1/19/2011

10.06+	Intuit Inc. Amended and Restated 2005 Equity Incentive Plan, as amended through July 24, 2012		8-K	7/27/2012

10.07+	2005 Equity Incentive Plan Form of Non-Qualified Stock Option – New Hire, Promotion or Retention Grant		10-Q	12/10/2004

10.08+	2005 Equity Incentive Plan Form of Non-Qualified Stock Option – Focal Grant		10-Q	12/10/2004

10.09+	2005 Equity Incentive Plan Form of Non-Employee Director Option – Initial Grant		10-Q	12/10/2004

10.10+	2005 Equity Incentive Plan Form of Non-Employee Director Option – Succeeding Grant		10-Q	12/10/2004

10.11+	2005 Equity Incentive Plan Form of Non-Employee Director Option – Committee Grant		10-Q	12/10/2004

10.12+	Form of Director Restricted Stock Unit Grant Agreement		8-K	12/18/2009

10.13+	Form of Director Restricted Stock Unit Grant Agreement		10-Q	12/1/2011

Tables of Contents

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference Form/File No.	Date
10.14+	Summary of Director Compensation Program		10-Q	12/1/2011

10.15+	Intuit Inc. Director Grant Program		10-Q	2/29/2012

10.16+	Form of Restricted Stock Unit Agreement (service-based vesting)	X

10.17+	Form of Restricted Stock Unit Agreement (executive vesting)	X

10.18+	Form of Executive Performance-Based Restricted Stock Unit Agreement (three year operating goals)	X

10.19+	Form of Executive Performance-Based Restricted Stock Unit Agreement (total shareholder return objectives)	X

10.20+	Form of Executive Performance-Based Restricted Stock Unit Agreement (one year operating goal)		10-K	9/16/2010

10.21+	Form of Executive Performance-Based Restricted Stock Unit Agreement (three year operating goals)		10-K	9/16/2010

10.22+	Form of Executive Performance-Based Restricted Stock Unit Agreement (total shareholder return objectives)		10-K	9/16/2010

10.23+	Form of Restricted Stock Unit Agreement (CEO vesting)	X

10.24+	Form of CEO Performance-Based Restricted Stock Unit Agreement (three year operating goals)	X

10.25+	Form of CEO Performance-Based Restricted Stock Unit Agreement (total shareholder return objectives)	X

10.26+	Form of CEO Performance-Based Restricted Stock Unit Agreement (one year operating goal)		10-K	9/16/2010

10.27+	Form of CEO Performance-Based Restricted Stock Unit Agreement (three year operating goals)		10-K	9/16/2010

10.28+	Form of CEO Performance-Based Restricted Stock Unit Agreement (total shareholder return objectives)		10-K	9/16/2010

10.29+	Form of 2009 Performance-Based Restricted Stock Unit Agreement		8-K	8/17/2009

10.30+	Form of Restricted Stock Unit Award Agreement (Performance-Based Vesting)		10-K	9/12/2008

10.31+	Form of Restricted Stock Unit Award Agreement (Service-Based Vesting)		8-K	7/31/2006

10.32+	Intuit Inc. Management Stock Purchase Program, as amended October 23, 2007		10-K	9/12/2008

10.33+	Second Amended and Restated Management Stock Purchase Program		10-Q	2/29/2012

10.34+	Form of Restricted Stock Unit Grant Agreement for MSPP Purchased Award	X

10.35+	Form of Restricted Stock Unit Grant Agreement for MSPP Matching Award	X

10.36+	Form of Restricted Stock Unit Grant Agreement for MSPP Purchased Award		10-Q	12/1/2006

10.37+	Form of Restricted Stock Unit Grant Agreement for MSPP Matching Award		10-Q	12/1/2006

Tables of Contents

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference Form/File No.	Date
10.38+	Form of Performance-based Restricted Stock Unit Agreement for key employees of Digital Insight		8-K	2/7/2007

10.39+
Digital Insight Corporation 1997 Stock Plan, Form of Stock Option Agreement under the Digital Insight Corporation 1997 Stock Plan and the Notice of Grant of Stock Purchase Right under the Digital Insight Corporation 1999 Stock Plan
			S-1 333-81547 Filed by Digital Insight	6/25/1999

10.40+	Digital Insight Corporation 1999 Stock Plan and Form of Stock Option Agreement under the Digital Insight Corporation 1999 Stock Plan		S-1/A 333-81547 Filed by Digital Insight	9/13/1999

10.41+	First, Second and Third Amendments to the Digital Insight Corporation 1999 Stock Plan		10-Q Filed by Digital Insight	5/15/2001

10.42+	Homestead.com Incorporated 1996 Stock Option Plan, as amended		S-8	1/10/2008

10.43+	Form of Stock Option Agreement under the Homestead.com Incorporated 1996 Stock Option Plan		S-8	1/10/2008

10.44+	Homestead Technologies Inc. 2006 Equity Incentive Plan, as amended		S-8	1/10/2008

10.45+	Form of Stock Option Agreement and Option Grant Notice under Homestead Technologies Inc. 2006 Equity Incentive Plan		S-8	1/10/2008

10.46+	Form of Homestead Technologies Inc. 2006 Equity Incentive Plan Award Agreement for Restricted Stock Units		S-8	1/10/2008

10.47+	Form of Intuit Inc. Stock Option Assumption Agreement		S-8	2/9/2007

10.48+
Forms of Restricted Stock Unit Agreements: Intuit Inc. MSPP Matching Award Agreement; Intuit Inc. Performance-Based Vesting Agreement; Homestead Technologies Inc. Service-Based Vesting Agreement; and Intuit Inc. Service-Based Vesting Agreement
			10-Q	12/4/2008

10.49+	PayCycle, Inc. 1999 Equity Incentive Plan, as amended, effective November 1, 1999.		S-8	8/5/2009

10.50+	Form of Intuit Inc. Stock Option Assumption Agreement		S-8	8/5/2009

10.51+	Form of PayCycle, Inc. 1999 Equity Incentive Plan Stock Option Agreement		S-8	8/5/2009

10.52+	Mint Software Inc. Third Amended and Restated 2006 Stock Plan		S-8 333-163145	11/17/2009

10.53+	Form of Stock Option Agreement under the Mint Software Inc. Third Amended and Restated 2006 Stock Plan — Early Exercise		S-8 333-163145	11/17/2009

10.54+	Form of Stock Option Agreement under the Mint Software Inc. Third Amended and Restated 2006 Stock Plan — No Early Exercise		S-8 333-163145	11/17/2009

10.55+	Demandforce, Inc. 2007 Equity Incentive Plan, as amended		S-8 333-181732	5/29/2012

10.56+	Form of Stock Option Agreement under the Demandforce, Inc. 2007 Equity Incentive Plan		S-8 333-181732	5/29/2012

Tables of Contents

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference Form/File No.	Date
10.57+	Form of Demandforce, Inc. 2007 Equity Incentive Plan Award Agreement for Restricted Stock Unit		S-8 333-181732	5/29/2012

10.58+	Form of Executive Promotion/New Hire Stock Option Agreement		10-K	9/12/2008

10.59+	Form of Executive Restricted Stock Unit Agreement (performance vesting)		10-K	9/12/2008

10.60+	Intuit Executive Relocation Policy		10-K	9/15/2009

10.61+	Intuit Inc. 2005 Executive Deferred Compensation Plan, effective January 1, 2005		10-Q	12/10/2004

10.62+	Intuit 2002 Equity Incentive Plan and related plan documents, as amended July 30, 2003		10-K	9/19/2003

10.63+	Intuit 1993 Equity Incentive Plan, as amended January 16, 2002		10-Q	2/28/2002

10.64+	Intuit Employee Stock Purchase Plan, as amended December 15, 2006		S-8 333-139452	12/18/2006

10.65+	Intuit Employee Stock Purchase Plan, as amended December 15, 2009		S-8 333-163728	12/15/2009

10.66+	Intuit Inc. Employee Stock Purchase Plan, as amended through January 19, 2012		S-8 333-179110	1/20/2012

10.67+	Intuit 1996 Directors Stock Option Plan and forms of Agreement, as amended by the Board on January 30, 2003		10-Q	2/28/2003

10.68+	Intuit Inc. Performance Incentive Plan for Fiscal Year 2011		8-K	7/26/2010

10.69+	Intuit Inc. Performance Incentive Plan for Fiscal Year 2012		8-K	7/22/2011

10.70+	Intuit Inc. Performance Incentive Plan for Fiscal Year 2013		8-K	7/27/2012

10.71+	Intuit Executive Deferred Compensation Plan, effective March 15, 2002		10-Q	5/31/2002

10.72+	Intuit Senior Executive Incentive Plan adopted on December 12, 2002		DEF 14A Appendix 3	10/23/2002

10.73+	Intuit Senior Executive Incentive Plan adopted on October 23, 2007		8-K	12/17/2007

10.74+	Form of Indemnification Agreement entered into by Intuit with each of its directors and certain officers		10-K	9/25/2002

10.75+	Employment offer letter between Intuit Inc. and Laura A. Fennell, dated March 31, 2004		10-Q	12/1/2011

10.76+	Form of Amended and Restated Employment Agreement dated December 1, 2008 between Intuit Inc. and Kiran M. Patel		8-K	12/2/2009

10.77+	Amendment dated December 1, 2008 to Letter Regarding Terms of Employment by and between Intuit Inc. and Mr. R. Neil Williams dated November 2, 2007		10-Q	12/4/2008

10.78+	Letter Regarding Terms of Employment by and between Intuit Inc. and Dan Maurer dated November 16, 2005, Promotion Memo dated January 16, 2008 and Amendment dated December 1, 2008		10-Q	12/6/2010

10.79+	Amendment dated December 1, 2008 to Letter Regarding Terms of Employment by and between Intuit Inc. and Mr. Brad D. Smith dated October 1, 2007		10-Q	12/4/2008

Tables of Contents

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference Form/File No.	Date
10.80+	Letter Regarding Terms of Employment by and between Intuit Inc. and Mr. Brad D. Smith, dated October 1, 2007		8-K	10/5/2007

10.81+	Letter Regarding Terms of Employment by and between Intuit Inc. and Mr. R. Neil Williams, dated November 2, 2007		8-K	11/8/2007

10.82+	Employment Agreement dated September 2, 2005 between Intuit and Kiran Patel		8-K	9/8/2005

10.83+	Director Compensation Agreement between Intuit and Dennis D. Powell, dated February 11, 2004		10-Q	6/14/2004

10.84	Letter Agreement, dated October 12, 2009, among Intuit Inc., Relational Investors LLC and each of the other persons set forth on the signature pages thereto		8-K	10/13/2009

10.85
Five Year Credit Agreement dated as of March 22, 2007, by and among Intuit, the Lenders parties thereto, JPMorgan Chase Bank, N.A., as syndication agent, and Citicorp USA, Inc., as administrative agent
			8-K	3/22/2007

10.86
Five Year Credit Agreement dated as of February 17, 2012, by and among Intuit Inc., the Lenders parties thereto, JPMorgan Chase Bank, N.A. as administrative agent, U.S. Bank National Association and Wells Fargo Bank, National Association, as co-syndication agents, and Union Bank, N.A. as documentation agent
			10-Q	2/29/2012

10.87	Free On-Line Electronic Tax Filing Agreement Amendment, effective as of October 30, 2005 between the Internal Revenue Service and the Free File Alliance, LLC		10-Q	12/5/2005

10.88	Free On-Line Electronic Tax Filing Agreement Amendment dated November 5, 2009 between the Internal Revenue Service and the Free File Alliance, LLC		10-Q	12/4/2009

10.89#	Master Services Agreement between Intuit and Arvato Services, Inc., dated May 28, 2003		10-K	9/19/2003

10.90	Second Amendment to Master Service Agreement between Intuit and Arvato Services, Inc., effective May 29, 2007		10-K	9/14/2007

10.91#	Amendment 3 to Master Services Agreement between Intuit and Arvato Services, Inc., effective April 1, 2008		10-Q	5/30/2008

10.92#	Amendment 5 to the Master Services Agreement between Intuit and Arvato Digital Services LLC effective August 19, 2010		10-Q	12/6/2010

10.93#	Lease, dated as of March 28, 2005, made by and between Kilroy Realty, L.P. and Intuit Inc. for property located on Torrey Santa Fe Road, San Diego		10-Q	6/7/2005

10.94	First Amendment to Lease, dated as of March 31, 2006, by and between Intuit and Kilroy Realty, L.P. for property in San Diego, California		10-Q	6/9/2006

10.95
Lease Expiration Advancement Agreement effective July 31, 2003 between Intuit and Charleston Properties for 2475, 2500, 2525, 2535 and 2550 Garcia Avenue and 2650, 2675, 2700 and 2750 Coast Avenue, Mountain View, CA
			10-K	9/19/2003

10.96	Lease Agreement dated as of July 31, 2003 between Intuit and Charleston Properties for 2475, 2500, 2525, 2535 and 2550 Garcia Avenue, Mountain View, CA		10-K	9/19/2003

10.97	Lease Agreement dated as of July 31, 2003 between Intuit and Charleston Properties for 2650, 2675, 2700 and 2750 Coast Avenue and 2600 Casey Avenue, Mountain View, California		10-K	9/19/2003

10.98	Lease Agreement dated as of March 29, 1999 between Intuit and various parties as Landlord for 2632 Marine Way, Mountain View, California		10-K	10/13/2001

Tables of Contents

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference Form/File No.	Date
10.99#	Second Amendment to Lease Agreement Phase 1, effective January 1, 2011, between Intuit Inc. and Charleston Properties		10-Q	3/1/2011

10.100#	Third Amendment to Lease Agreement Phase 2, effective January 1, 2011, between Intuit Inc. and Charleston Properties		10-Q	3/1/2011

21.01	List of Intuit’s Subsidiaries	X

23.01	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm	X

24.01	Power of Attorney (see signature page)	X

31.01	Certification of Chief Executive Officer	X

31.02	Certification of Chief Financial Officer	X

32.01*	Section 1350 Certification (Chief Executive Officer)	X

32.02*	Section 1350 Certification (Chief Financial Officer)	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase	X
_______________________

+	Indicates a management contract or compensatory plan or arrangement.
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

INTUIT INC.
Dated:	September 13, 2012	By:	/s/ R. NEIL WILLIAMS
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

Name	Title	Date
Principal Executive Officer:
/s/ BRAD D. SMITH	President, Chief Executive Officer and Director	September 13, 2012
Brad D. Smith

Principal Financial Officer:
/s/ R. NEIL WILLIAMS	Senior Vice President and Chief Financial Officer	September 13, 2012
R. Neil Williams

Principal Accounting Officer:
/s/ JEFFREY P. HANK	Vice President, Finance and Chief Accounting Officer	September 13, 2012
Jeffrey P. Hank

Additional Directors:
/s/ CHRISTOPHER W. BRODY	Director	September 13, 2012
Christopher W. Brody

/s/ WILLIAM V. CAMPBELL	Chairman of the Board of Directors	September 13, 2012
William V. Campbell

/s/ SCOTT D. COOK	Director	September 13, 2012
Scott D. Cook

/s/ DIANE B. GREENE	Director	September 13, 2012
Diane B. Greene

/s/ EDWARD A. KANGAS	Director	September 13, 2012
Edward A. Kangas

/s/ SUZANNE NORA JOHNSON	Director	September 13, 2012
Suzanne Nora Johnson

/s/ DENNIS D. POWELL	Director	September 13, 2012
Dennis D. Powell

/s/ JEFF WEINER	Director	September 13, 2012
Jeff Weiner

Tables of Contents

EXHIBIT INDEX

Exhibit Number	Exhibit Description

10.16+	Form of Restricted Stock Unit Agreement (service-based vesting)

10.17+	Form of Restricted Stock Unit Agreement (executive vesting)

10.18+	Form of Executive Performance-Based Restricted Stock Unit Agreement (three year operating goals)

10.19+	Form of Executive Performance-Based Restricted Stock Unit Agreement (total shareholder return objectives)

10.23+	Form of Restricted Stock Unit Agreement (CEO vesting)

10.24+	Form of CEO Performance-Based Restricted Stock Unit Agreement (three year operating goals)

10.25+	Form of CEO Performance-Based Restricted Stock Unit Agreement (total shareholder return objectives)

10.34+	Form of Restricted Stock Unit Grant Agreement for MSPP Purchased Award

10.35+	Form of Restricted Stock Unit Grant Agreement for MSPP Matching Award

21.01	List of Intuit’s Subsidiaries

23.01	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

24.01	Power of Attorney (see signature page)

31.01	Certification of Chief Executive Officer

31.02	Certification of Chief Financial Officer

32.01*	Section 1350 Certification (Chief Executive Officer)

32.02*	Section 1350 Certification (Chief Financial Officer)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase
______________________

+	Indicates a management contract or compensatory plan or arrangement.
*
This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Intuit specifically incorporates it by reference.