Form 10-Q
period 2012-10-31
INTUIT INC
filed 2012-11-29
CIK 896878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended October 31, 2012
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 296,053,798 shares of Common Stock, $0.01 par value, were outstanding at November 20, 2012.

INTUIT INC.
FORM 10-Q
INDEX

Page Number
PART I FINANCIAL INFORMATION

ITEM 1: Financial Statements

Condensed Consolidated Statements of Operations for the three months ended October 31, 2012 and 2011	3

Condensed Consolidated Statements of Comprehensive Loss for the three months ended October 31, 2012 and 2011	4

Condensed Consolidated Balance Sheets at October 31, 2012 and July 31, 2012	5

Condensed Consolidated Statements of Stockholders’ Equity for the three months ended October 31, 2012 and 2011	6

Condensed Consolidated Statements of Cash Flows for the three months ended October 31, 2012 and 2011	7

Notes to Condensed Consolidated Financial Statements	8

ITEM 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

ITEM 3: Quantitative and Qualitative Disclosures about Market Risk	33

ITEM 4: Controls and Procedures	34

PART II OTHER INFORMATION

ITEM 1: Legal Proceedings	35

ITEM 1A: Risk Factors	35

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds	45

ITEM 6: Exhibits	46

Signatures	47

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

PART I
ITEM 1
FINANCIAL STATEMENTS

INTUIT INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
(In millions, except per share amounts)	October 31, 2012	October 31, 2011
Net revenue:
Product	$227	$222
Service and other	420	353
Total net revenue	647	575
Costs and expenses:
Cost of revenue:
Cost of product revenue	32	32
Cost of service and other revenue	145	132
Amortization of acquired technology	5	3
Selling and marketing	251	216
Research and development	178	163
General and administrative	98	92
Amortization of other acquired intangible assets	7	21
Total costs and expenses	716	659
Operating loss from continuing operations	(69)	(84)
Interest expense	(8)	(15)
Interest and other income, net	2	11
Loss before income taxes	(75)	(88)
Income tax benefit	(24)	(30)
Net loss from continuing operations	(51)	(58)
Net income (loss) from discontinued operations	32	(6)
Net loss	$(19)	$(64)

Basic net loss per share from continuing operations	$(0.17)	$(0.19)
Basic net income (loss) per share from discontinued operations	0.11	(0.02)
Basic net loss per share	$(0.06)	$(0.21)
Shares used in basic per share calculations	296	300

Diluted net loss per share from continuing operations	$(0.17)	$(0.19)
Diluted net income (loss) per share from discontinued operations	0.11	(0.02)
Diluted net loss per share	$(0.06)	$(0.21)
Shares used in diluted per share calculations	296	300

Dividends declared per common share	$0.17	$0.15
See accompanying notes.

INTUIT INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended
(In millions)	October 31, 2012	October 31, 2011

Net loss	$(19)	$(64)
Other comprehensive income (loss), net of income taxes:
Unrealized losses on available-for-sale debt securities	—	(1)
Unrealized gains on available-for-sale equity securities	3	—
Foreign currency translation gains (losses)	1	(5)
Total other comprehensive income (loss), net	4	(6)
Comprehensive loss	$(15)	$(70)

See accompanying notes.

INTUIT INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions)	October 31, 2012	July 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$216	$393
Investments	342	351
Accounts receivable, net	184	183
Income taxes receivable	165	53
Deferred income taxes	133	184
Prepaid expenses and other current assets	85	69
Current assets before funds held for customers	1,125	1,233
Funds held for customers	209	290
Total current assets	1,334	1,523
Long-term investments	75	75
Property and equipment, net	595	567
Goodwill	2,191	2,200
Acquired intangible assets, net	201	213
Other assets	98	106
Total assets	$4,494	$4,684
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$167	$157
Accrued compensation and related liabilities	135	231
Deferred revenue	421	443
Other current liabilities	142	144
Current liabilities before customer fund deposits	865	975
Customer fund deposits	209	290
Total current liabilities	1,074	1,265
Long-term debt	499	499
Other long-term obligations	176	176
Total liabilities	1,749	1,940
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock and additional paid-in capital	3,114	3,018
Treasury stock, at cost	(4,941)	(4,911)
Accumulated other comprehensive income	29	25
Retained earnings	4,543	4,612
Total stockholders’ equity	2,745	2,744
Total liabilities and stockholders’ equity	$4,494	$4,684

See accompanying notes.

INTUIT INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

(In millions, except shares in thousands)	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders' Equity
Balance at July 31, 2012	295,289	$3,018	$(4,911)	$25	$4,612	$2,744
Components of comprehensive loss:
Net loss	—	—	—	—	(19)	(19)
Other comprehensive income, net of income taxes	—	—	—	4	—	4
Comprehensive loss						(15)
Issuance of treasury stock under employee stock plans	2,688	3	70	—	—	73
Tax benefit from share-based compensation plans	—	44	—	—	—	44
Stock repurchases under stock repurchase programs	(1,694)	—	(100)	—	—	(100)
Cash dividends declared ($0.17 per share)	—	—	—	—	(50)	(50)
Share-based compensation expense	—	49	—	—	—	49
Balance at October 31, 2012	296,283	$3,114	$(4,941)	$29	$4,543	$2,745

(In millions, except shares in thousands)	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders' Equity
Balance at July 31, 2011	300,597	$2,886	$(4,316)	$15	$4,031	$2,616
Components of comprehensive loss:
Net loss	—	—	—	—	(64)	(64)
Other comprehensive loss, net of income taxes	—	—	—	(6)	—	(6)
Comprehensive loss						(70)
Issuance of treasury stock under employee stock plans	3,219	(37)	87	—	(5)	45
Tax benefit from share-based compensation plans	—	30	—	—	—	30
Stock repurchases under stock repurchase programs	(5,211)	—	(255)	—	—	(255)
Cash dividends declared ($0.15 per share)	—	—	—	—	(45)	(45)
Share-based compensation expense	—	40	—	—	—	40
Balance at October 31, 2011	298,605	$2,919	$(4,484)	$9	$3,917	$2,361

See accompanying notes.

INTUIT INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
(In millions)	October 31, 2012	October 31, 2011
Cash flows from operating activities:
Net loss	$(19)	$(64)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	40	44
Amortization of acquired intangible assets	14	28
Share-based compensation expense	49	40
Pre-tax gain on sale of discontinued operations	(53)	—
Deferred income taxes	53	(5)
Tax benefit from share-based compensation plans	44	30
Excess tax benefit from share-based compensation plans	(44)	(29)
Other	4	(6)
Total adjustments	107	102
Changes in operating assets and liabilities:
Accounts receivable	(1)	5
Prepaid expenses, income taxes receivable and other assets	(128)	(78)
Accounts payable	12	39
Accrued compensation and related liabilities	(96)	(74)
Deferred revenue	(16)	(25)
Income taxes payable	—	1
Other liabilities	(4)	(16)
Total changes in operating assets and liabilities	(233)	(148)
Net cash used in operating activities	(145)	(110)
Cash flows from investing activities:
Purchases of available-for-sale debt securities	(87)	(197)
Sales of available-for-sale debt securities	81	136
Maturities of available-for-sale debt securities	21	41
Net change in money market funds and other cash equivalents held to satisfy customer fund obligations	81	93
Net change in customer fund deposits	(81)	(93)
Purchases of property and equipment	(70)	(44)
Proceeds from divestiture of businesses	60	—
Other	(5)	14
Net cash provided by (used in) investing activities	—	(50)
Cash flows from financing activities:
Net proceeds from issuance of treasury stock under employee stock plans	73	45
Purchases of treasury stock	(100)	(255)
Cash dividends paid to stockholders	(50)	(45)
Excess tax benefit from share-based compensation plans	44	29
Net cash used in financing activities	(33)	(226)
Effect of exchange rates on cash and cash equivalents	1	(3)
Net decrease in cash and cash equivalents	(177)	(389)
Cash and cash equivalents at beginning of period	393	722
Cash and cash equivalents at end of period	$216	$333

See accompanying notes.

INTUIT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	Description of Business and Summary of Significant Accounting Policies
Description of Business
Intuit Inc. provides business and financial management solutions for small businesses, consumers, accounting professionals and financial institutions. With flagship products and services that include QuickBooks, TurboTax and Quicken, we help customers solve important financial management problems, such as running a small business, paying bills, filing income tax returns, and managing personal finances. ProSeries and Lacerte are Intuit’s tax preparation offerings for professional accountants. Our Financial Services business provides digital banking solutions to banks and credit unions. Incorporated in 1984 and headquartered in Mountain View, California, we sell our products and services primarily in the United States.
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
We acquired Demandforce, Inc. in May 2012 and we have included the results of operations for that business in our consolidated results of operations from the date of acquisition. As discussed in Note 4, we sold our Intuit Websites business in September 2012. We have reclassified our financial statements for all periods prior to the sale to reflect that business as discontinued operations. Unless noted otherwise, discussions in these notes pertain to our continuing operations.
These unaudited condensed consolidated financial statements and accompanying notes should be read together with the audited consolidated financial statements in Item 8 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2012. Results for the three months ended October 31, 2012 do not necessarily indicate the results we expect for the fiscal year ending July 31, 2013 or any other future period.
Seasonality
Our QuickBooks, Consumer Tax and Accounting Professionals businesses are highly seasonal. Revenue from our QuickBooks software products tends to be highest during our second and third fiscal quarters. Sales of income tax preparation products and services are heavily concentrated in the period from November through April. Seasonal patterns mean that our total net revenue is usually highest during our second quarter ending January 31 and third quarter ending April 30. We typically report losses in our first quarter ending October 31 and fourth quarter ending July 31. During these quarters, revenue from our tax businesses is minimal while core operating expenses such as research and development continue at relatively consistent levels.
Significant Accounting Policies
We describe our significant accounting policies in Note 1 to the financial statements in Item 8 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2012. There have been no changes to our significant accounting policies during the first three months of fiscal 2013.
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
The following table presents the composition of shares used in the computation of basic and diluted net income per share for the periods indicated.

	Three Months Ended
(In millions, except per share amounts)	October 31, 2012	October 31, 2011
Numerator:
Net loss from continuing operations	$(51)	$(58)
Net income (loss) from discontinued operations	32	(6)
Net loss	$(19)	$(64)

Denominator:
Shares used in basic per share amounts:
Weighted average common shares outstanding	296	300

Shares used in diluted per share amounts:
Weighted average common shares outstanding	296	300
Dilutive common equivalent shares from stock options
and restricted stock awards	—	—
Dilutive weighted average common shares outstanding	296	300

Basic and diluted net loss per share:
Basic net loss per share from continuing operations	$(0.17)	$(0.19)
Basic net income (loss) per share from discontinued operations	0.11	(0.02)
Basic net loss per share	$(0.06)	$(0.21)

Diluted net loss per share from continuing operations	$(0.17)	$(0.19)
Diluted net income (loss) per share from discontinued operations	0.11	(0.02)
Diluted net loss per share	$(0.06)	$(0.21)

Shares excluded from computation of diluted net loss per share:
Weighted average stock options and restricted stock units that would have been included in the computation of dilutive common equivalent shares outstanding if net income had been reported in the period	22	28

Weighted average stock options and restricted stock units excluded from computation due to anti-dilutive effect	3	3

Concentration of Credit Risk and Significant Customers
No customer accounted for 10% or more of total net revenue in the three months ended October 31, 2012 or October 31, 2011. No customer accounted for 10% or more of total accounts receivable at October 31, 2012 or July 31, 2012.
Accounting Pronouncements Recently Adopted
ASU 2011-05 and ASU 2011-12, “Comprehensive Income (Topic 220)”
On June 16, 2011 the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (ASU 2011-05) and on December 23, 2011 the FASB issued ASU No. 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” These updates amend ASC Topic 220, “Comprehensive Income” to provide that total comprehensive income will be reported in one continuous statement or two separate but consecutive statements of financial performance. Presentation of total comprehensive income in the statement of stockholders' equity or the footnotes will no longer be allowed. The calculation of net income and basic and diluted net income per share will not be affected. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2011, which means that it became effective for our fiscal year that began on August 1, 2012. We have elected to present separate consolidated statements of comprehensive income and our adoption of ASU 2011-05 did not have a significant impact on our consolidated financial statements.
ASU 2011-08, “Intangibles – Goodwill and Other (Topic 350)”
On September 15, 2011, the FASB issued ASU No. 2011-08, “Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment” (ASU 2011-08).” This update amends ASC Topic 350, “Intangibles – Goodwill and Other” to give companies the option to perform a qualitative assessment that may allow them to skip the annual two-step test and reduce costs. ASU 2011-08 is effective for fiscal years beginning after December 15, 2011, which means that it became effective for our fiscal year that began on August 1, 2012. We test our goodwill annually in our fourth fiscal quarter and whenever an event or change in circumstances indicates that the carrying value of the asset may not be recoverable. We do not believe that our adoption of ASU 2011-08 will have a significant impact on our consolidated financial statements.

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

	October 31, 2012				July 31, 2012
(In millions)	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Cash equivalents, primarily money market funds	$80	$—	$—	$80	$333	$—	$—	$333
Available-for-sale debt securities:
Municipal bonds	—	253	—	253	—	260	—	260
Municipal auction rate securities	—	—	33	33	—	—	41	41
Corporate notes	—	145	—	145	—	142	—	142
U.S. agency securities	—	119	—	119	—	124	—	124
Available-for-sale corporate equity securities	38	—	—	38	33	—	—	33
Total available-for-sale securities	38	517	33	588	33	526	41	600
Total assets measured at fair value on a recurring basis	$118	$517	$33	$668	$366	$526	$41	$933
Liabilities:
Senior notes (1)	$—	$685	$—	$685	$—	$582	$—	$582
______________________________

(1)	Carrying value on our balance sheet at October 31, 2012 was $499 million and at July 31, 2012 was $499 million. See Note 6.

The following table summarizes our cash equivalents and available-for-sale debt and equity securities by balance sheet classification and level in the fair value hierarchy at the dates indicated.

	October 31, 2012				July 31, 2012
(In millions)	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents:
In cash and cash equivalents	$46	$—	$—	$46	$219	$—	$—	$219
In funds held for customers	34	—	—	34	114	—	—	114
Total cash equivalents	$80	$—	$—	$80	$333	$—	$—	$333
Available-for-sale securities:
In investments	$—	$342	$—	$342	$—	$351	$—	$351
In funds held for customers	—	175	—	175	—	175	—	175
In long-term investments	38	—	33	71	33	—	41	74
Total available-for-sale securities	$38	$517	$33	$588	$33	$526	$41	$600

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
Financial liabilities whose fair values we measure using Level 2 inputs consist of debt. See Note 6, “Long-Term Obligations,” for more information. We measure the fair value of our senior notes based on their trading prices and the interest rates we could obtain for other borrowings with similar terms.
Financial assets whose fair values we measure using significant unobservable (Level 3) inputs consist of municipal auction rate securities that are no longer liquid. There were no transfers between Level 1, Level 2, and Level 3 of the fair value hierarchy during the three months ended October 31, 2012.
The following table presents a reconciliation of activity for our Level 3 assets for the three months ended October 31, 2012.

Three Months
Ended
(In millions)	October 31, 2012
Beginning balance	$41
Settlements at par	(8)
Ending balance	$33

We estimated the fair values of these municipal auction rate securities at October 31, 2012 and July 31, 2012 using a discounted cash flow model whose key inputs included the projected future interest rates; the likely timing of principal repayments; the probability of full repayment considering guarantees by the U.S. Department of Education of the underlying student loans or insurance by other third parties; publicly available pricing data for recently issued student loan backed securities that are not subject to auctions; and the impact of the reduced liquidity for auction rate securities. Any significant changes in the inputs to the model may have a significant impact on the estimated fair values of these securities.

Using our discounted cash flow model we determined that the fair values of the municipal auction rate securities we held at October 31, 2012 were approximately equal to their par values. As a result, we recorded no decrease in the fair values of those securities for the three months then ended. These securities are included in long-term investments on our balance sheets at October 31, 2012 and July 31, 2012 based on the maturities of the underlying securities at those dates. We do not intend to sell our municipal auction rate securities and it is not more likely than not that we will be required to sell them before recovery at par, which may be at maturity. Based on our expected operating cash flows and our other sources of cash, we do not believe that the reduction in liquidity of our municipal auction rate securities will have a material impact on our overall ability to meet our liquidity needs.

3.	Cash and Cash Equivalents, Investments and Funds Held for Customers
We consider highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. Cash equivalents consist primarily of AAA-rated money market funds in all periods presented. Investments consist of available-for-sale investment-grade debt securities that we carry at fair value. Funds held for customers consist of cash and cash equivalents and investment grade available-for-sale debt securities. Long-term investments consist primarily of illiquid municipal auction rate securities and an available-for-sale corporate equity investment that we intend to hold for more than twelve months, both of which we carry at fair value. See Note 2, “Fair Value Measurements,” for more information. Except for direct obligations of the United States government, securities issued by agencies of the United States government, and money market funds, we diversify our investments in debt securities by limiting our holdings with any individual issuer.

The following table summarizes our cash and cash equivalents, investments and funds held for customers by balance sheet classification at the dates indicated.

	October 31, 2012		July 31, 2012
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Classification on balance sheets:
Cash and cash equivalents	$216	$216	$393	$393
Investments	341	342	350	351
Funds held for customers	209	209	289	290
Long-term investments	42	75	47	75
Total cash and cash equivalents, investments, and funds held for customers	$808	$842	$1,079	$1,109

The following table summarizes our cash and cash equivalents, investments and funds held for customers by investment category at the dates indicated.

	October 31, 2012		July 31, 2012
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Type of issue:
Total cash and cash equivalents	$250	$250	$508	$508
Available-for-sale debt securities:
Municipal bonds	252	253	259	260
Municipal auction rate securities	33	33	41	41
Corporate notes	145	145	141	142
U.S. agency securities	119	119	124	124
Total available-for-sale debt securities	549	550	565	567
Available-for-sale corporate equity securities	5	38	5	33
Other long-term investments	4	4	1	1
Total cash and cash equivalents, investments, and funds held for customers	$808	$842	$1,079	$1,109

We use the specific identification method to compute gains and losses on investments. We include realized gains and losses on our available-for-sale debt securities in interest and other income, net in our statements of operations. Gross realized gains and losses on our available-for-sale debt securities for the three months ended October 31, 2012 and October 31, 2011 were not significant.
We accumulate unrealized gains and losses on our available-for-sale debt and equity securities, net of income taxes, in accumulated other comprehensive income in the stockholders’ equity section of our balance sheets. Gross unrealized gains and losses on our available-for-sale debt securities at October 31, 2012 and July 31, 2012 were not significant. The cumulative gross unrealized gain on our available-for-sale corporate equity security was approximately $33 million at October 31, 2012.
We periodically review our investment portfolios to determine if any investment is other-than-temporarily impaired due to changes in credit risk or other potential valuation concerns. We believe that the investments we held at October 31, 2012 were not other-than-temporarily impaired. Unrealized losses at October 31, 2012 were not significant and were due to changes in interest rates, including market credit spreads, and not due to increased credit risks associated with specific securities. We do not intend to sell these investments and it is not more likely than not that we will be required to sell them before recovery at par, which may be at maturity.

The following table summarizes our available-for-sale debt securities classified by the stated maturity date of the security at the dates indicated.

	October 31, 2012		July 31, 2012
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$216	$216	$218	$218
Due within two years	148	149	134	135
Due within three years	112	112	131	132
Due after three years	73	73	82	82
Total available-for-sale debt securities	$549	$550	$565	$567

Available-for-sale debt securities due after three years in the table above include our municipal auction rate securities. See Note 2, “Fair Value Measurements,” for more information. All of the remaining securities in that category had effective maturities of three years or less due to interest reset dates or mandatory call dates.

4.	Discontinued Operations

On September 17, 2012 we sold our Intuit Websites business, which was a component of our Financial Management Solutions reporting segment, for approximately $60 million in cash and recorded a gain on disposal of approximately $32 million, net of income taxes.
We determined that Intuit Websites became discontinued operations in the fourth quarter of fiscal 2012. We have therefore segregated the operating results of Intuit Websites from continuing operations in our statements of operations for all periods prior to the sale. Net revenue from Intuit Websites was $9 million for the three months ended October 31, 2012 and $19 million for the three months ended October 31, 2011.
Net assets held for sale at July 31, 2012 consisted primarily of operating assets and liabilities that were not material, so we have not segregated them on our balance sheets. Because operating cash flows from the Intuit Websites business were also not material for any period presented, we have not segregated them from continuing operations on our statements of cash flows.

5.	Current Liabilities
Unsecured Revolving Credit Facility
On February 17, 2012 we entered into an agreement with certain institutional lenders for a $500 million unsecured revolving credit facility that will expire on February 17, 2017. Advances under the credit facility will accrue interest at rates that are equal to, at our election, either JP Morgan's alternate base rate plus a margin that ranges from 0.0% to 0.5% or LIBOR plus a margin that ranges from 0.9% to 1.5%. Actual margins under either election will be based on our senior debt credit ratings. The agreement includes customary affirmative and negative covenants, including financial covenants that require us to maintain a ratio of total debt to annual earnings before interest, taxes, depreciation and amortization (EBITDA) of not greater than 3.25 to 1.00 as of any date and a ratio of annual EBITDA to interest payable of not less than 3.00 to 1.00 as of the last day of each fiscal quarter. We remained in compliance with these covenants at all times during the quarter ended October 31, 2012. We may use amounts borrowed under this credit facility for general corporate purposes, including future acquisitions. To date we have not borrowed under this credit facility.

Other Current Liabilities
Other current liabilities were as follows at the dates indicated:

(In millions)	October 31, 2012	July 31, 2012
Reserve for product returns	$19	$19
Reserve for rebates	19	17
Current portion of license fee payable	10	10
Current portion of deferred rent	8	8
Interest payable	3	10
Executive deferred compensation plan liabilities	61	56
Other	22	24
Total other current liabilities	$142	$144

The balances of several of our other current liabilities, particularly our reserves for product returns and rebates, are affected by the seasonality of our business. See Note 1, “Description of Business and Summary of Significant Accounting Policies - Seasonality,” for more information.

6.	Long-Term Obligations
Long-Term Debt
On March 12, 2007 we issued $500 million of 5.40% senior unsecured notes due on March 15, 2012 (the 2012 Notes) and $500 million of 5.75% senior unsecured notes due on March 15, 2017 (the 2017 Notes) (together, the Notes), for a total principal amount of $1 billion. In March 2012 we repaid the 2012 Notes when they became due using cash from operations. We carried the 2017 Notes at face value less the unamortized discount in long-term debt on our balance sheets at October 31, 2012 and July 31, 2012. The 2017 Notes are redeemable by Intuit at any time, subject to a make-whole premium, and include covenants that limit our ability to grant liens on our facilities and to enter into sale and leaseback transactions, subject to significant allowances. We paid $14 million in cash for interest on the Notes during the three months ended October 31, 2012 and $28 million during the three months ended October 31, 2011.
Other Long-Term Obligations
Other long-term obligations were as follows at the dates indicated:

(In millions)	October 31, 2012	July 31, 2012
Total license fee payable	$55	$54
Total deferred rent	53	53
Long-term deferred revenue	40	42
Long-term income tax liabilities	42	41
Other	5	5
Total long-term obligations	195	195
Less current portion (included in other current liabilities)	(19)	(19)
Long-term obligations due after one year	$176	$176

7.	Income Taxes
Effective Tax Rate
We compute our provision for or benefit from income taxes by applying the estimated annual effective tax rate to income or loss from recurring operations and adding the effects of any discrete income tax items specific to the period. Our effective tax benefit rate for the three months ended October 31, 2012 was approximately 32%. Excluding the impact of discrete tax items primarily related to share-based compensation, our effective tax benefit rate for the three months ended October 31, 2012 was approximately 35% and did not differ significantly from the federal statutory rate of 35%. The benefit we received from the domestic production activities deduction was substantially offset by state income taxes. Our effective tax benefit rate for the three months ended October 31, 2011 was approximately 35% and did not differ significantly from the federal statutory rate of 35%. The benefits we received from the domestic production activities deduction and the federal research and experimentation credit were substantially offset by state income taxes.
Unrecognized Tax Benefits and Other Considerations
The total amount of our unrecognized tax benefits at July 31, 2012 was $38 million. Net of related deferred tax assets, unrecognized tax benefits were $28 million at that date. If we were to recognize these net benefits, our income tax expense would reflect a favorable net impact of $28 million. There were no material changes to these amounts during the three months ended October 31, 2012. We do not believe that it is reasonably possible that there will be a significant increase or decrease in our unrecognized tax benefits over the next 12 months.

8.	Stockholders’ Equity
Stock Repurchase Programs
Intuit’s Board of Directors has authorized a series of common stock repurchase programs. Shares of common stock repurchased under these programs become treasury shares. We repurchased 1.7 million shares for $100 million under these programs during the three months ended October 31, 2012 and 5.2 million shares for $255 million under these programs during the three months ended October 31, 2011. At October 31, 2012, we had authorization from our Board of Directors to expend up to an additional $1.6 billion for stock repurchases through August 15, 2014. Future stock repurchases under the current program are at the discretion of management, and authorization of future stock repurchase programs is subject to the final determination of our Board of Directors.
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
Dividends on Common Stock
During the three months ended October 31, 2012 we declared and paid a quarterly cash dividend of $0.17 per share of outstanding common stock that totaled approximately $50 million. In November 2012 our Board of Directors declared a quarterly cash dividend of $0.17 per share of outstanding common stock payable on January 18, 2013 to stockholders of record at the close of business on January 10, 2013. Future declarations of dividends and the establishment of future record dates and payment dates are subject to the final determination of our Board of Directors.
Share-Based Compensation Expense
The following table summarizes the total share-based compensation expense that we recorded for the periods shown.

	Three Months Ended
(In millions, except per share amounts)	October 31, 2012	October 31, 2011
Cost of revenue	$2	$1
Selling and marketing	18	14
Research and development	14	12
General and administrative	15	13
Total share-based compensation expense	49	40
Income tax benefit	(17)	(13)
Increase in net loss	$32	$27
Increase in net loss per share:
Basic	$0.11	$0.09
Diluted	$0.11	$0.09

Share-Based Awards Available for Grant
A summary of share-based awards available for grant under our 2005 Equity Incentive Plan for the three months ended October 31, 2012 was as follows:

(Shares in thousands)	Shares Available for Grant
Balance at July 31, 2012	21,760
Options granted	(76)
Restricted stock units granted (1)	(512)
Share-based awards canceled/forfeited/expired (1)(2)	1,002
Balance at October 31, 2012	22,174
________________________________

(1)
Under the terms of our Amended and Restated 2005 Equity Incentive Plan, as amended through July 24, 2012 (2005 Equity Incentive Plan), RSUs granted from the pool of shares available for grant on or after November 1, 2010 reduce the pool by 2.3 shares for each share granted. RSUs forfeited and returned to the pool of shares available for grant increase the pool by 2.3 shares for each share forfeited.

(2)
Stock options and restricted stock units canceled, expired or forfeited under our 2005 Equity Incentive Plan, are returned to the pool of shares available for grant. Stock options and restricted stock units canceled, expired or forfeited under older expired plans are not returned to the pool of shares available for grant.

Stock Option Activity and Related Share-Based Compensation Expense
A summary of stock option activity for the three months ended October 31, 2012 was as follows:

	Options Outstanding
(Shares in thousands)	Number of Shares	Weighted Average Exercise Price Per Share
Balance at July 31, 2012	18,061	$37.49
Options granted	76	59.71
Options exercised	(2,051)	32.01
Options canceled or expired	(222)	38.00
Balance at October 31, 2012	15,864	$38.30

Exercisable at October 31, 2012	9,716

At October 31, 2012, there was approximately $63 million of unrecognized compensation cost related to non-vested stock options that we expect to recognize as expense in the future. We will adjust unrecognized compensation cost for future changes in estimated forfeitures. We expect to recognize that cost over a weighted average vesting period of 2.2 years.
Restricted Stock Unit Activity and Related Share-Based Compensation Expense
A summary of restricted stock unit activity for the three months ended October 31, 2012 was as follows:

	Restricted Stock Units
(Shares in thousands)	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at July 31, 2012	9,607	$46.79
Granted	222	59.66
Vested	(517)	35.03
Forfeited	(369)	46.33
Nonvested at October 31, 2012	8,943	$47.81

At October 31, 2012, there was approximately $244 million of unrecognized compensation cost related to non-vested RSUs and restricted stock that we expect to recognize as expense in the future. We will adjust unrecognized compensation cost for future changes in estimated forfeitures. We expect to recognize that cost over a weighted average vesting period of 2.3 years.

9.	Litigation
On January 13, 2012, two putative class actions were filed against Intuit Inc. in connection with our TurboTax income tax preparation software: Smith v. Intuit Inc. (U.S. District Court, Northern District of California) and Quildon v. Intuit Inc. (California Superior Court, Santa Clara County). The plaintiffs in both cases had asserted that the fees charged for the refund processing service offered within TurboTax are “refund anticipation loans” and the disclosures about those fees do not comply with California and federal laws. The Smith case was brought in federal court on behalf of a proposed nationwide class and subclasses; the Quildon case was brought in state court on behalf of a proposed California class and subclasses. Otherwise the two complaints are substantively identical. In each case the plaintiffs seek monetary relief (including restitution, statutory damages, treble damages, and interest) in an unspecified amount, as well as attorneys' fees and costs. On February 22, 2012, Intuit removed the Quildon case to federal court. On March 16, 2012, the plaintiffs filed a motion to remand the Quildon case to state court. On March 19, 2012, Intuit filed motions to dismiss the plaintiffs' claims in both cases. On May 25, 2012, the federal court remanded the Quildon case to state court and denied as moot the motion to dismiss that case. On July 10, 2012, Intuit filed a motion in state court to stay the Quildon case until the federal court resolves the Smith case, which the state court granted on August 6, 2012. On September 10, 2012, the federal court issued an order granting Intuit's motion to dismiss the plaintiffs' complaint in the Smith matter. The plaintiffs filed an amended complaint on October 9, 2012. This amended complaint no longer asserts that the fees charged for the refund processing service offered within TurboTax are “refund anticipation loans,” but it alleges that the disclosures about those fees do not comply with California and federal laws. The Quildon case remains stayed.
We continue to believe we have meritorious defenses to the claims asserted in these actions and intend to defend vigorously against them. We believe that liabilities associated with these cases, while possible, are not probable, and therefore we have not recorded any accrual for them as of October 31, 2012. Further, any possible range of loss cannot be reasonably estimated at this time.
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
The accounting policies of our reportable segments are the same as those described in the summary of significant accounting policies in Note 1 to the financial statements in Item 8 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2012. Except for goodwill and purchased intangible assets, we do not generally track assets by reportable segment and, consequently, we do not disclose total assets by reportable segment.

The following table shows our financial results by reportable segment for the periods indicated. Results for our Financial Management Solutions segment have been adjusted for all periods presented to exclude results for our Intuit Websites business, which we classified as discontinued operations in the fourth quarter of fiscal 2012. See Note 4, “Discontinued Operations,” for more information.
Beginning in the first quarter of fiscal 2013, we moved the segment revenue and operating results for our Mint business from Personal Finance in our Other Businesses segment to our Financial Services segment. Since segment revenue and operating results for Mint were not significant for any period presented, we did not reclassify previously reported segment results to reflect this change. As a result of the reorganization of the reporting structure of Personal Finance and synergies achieved during the time it was managed as one business, we allocated a portion of the total goodwill associated with that reporting unit to Personal Finance and a portion to Mint, which was transferred to the Financial Services reporting unit. We based the allocation of the total goodwill on the fair value of the remaining Personal Finance reporting unit compared with the fair value of the Mint component at the time of the transfer. The subsequent financial performance of the Personal Finance reporting unit relative to the projections used for the allocation of goodwill will determine the realizability of that goodwill.

	Three Months Ended
(In millions)	October 31, 2012	October 31, 2011
Net revenue:
Financial Management Solutions	$180	$149
Employee Management Solutions	135	121
Payment Solutions	114	94
Consumer Tax	36	41
Accounting Professionals	32	27
Financial Services	93	89
Other Businesses	57	54
Total net revenue	$647	$575

Operating loss from continuing operations:
Financial Management Solutions	$58	$51
Employee Management Solutions	85	75
Payment Solutions	22	24
Consumer Tax	(27)	(28)
Accounting Professionals	(10)	(14)
Financial Services	15	18
Other Businesses	6	(3)
Total segment operating income	149	123
Unallocated corporate items:
Share-based compensation expense	(49)	(40)
Other common expenses	(157)	(143)
Amortization of acquired technology	(5)	(3)
Amortization of other acquired intangible assets	(7)	(21)
Total unallocated corporate items	(218)	(207)
Total operating loss from continuing operations	$(69)	$(84)

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
You should read this MD&A in conjunction with the financial statements and related notes in Part I, Item 1 of this report and our Annual Report on Form 10-K for the fiscal year ended July 31, 2012. We acquired Demandforce, Inc. in May 2012 and we have included the results of operations for that business in our consolidated results of operations from the date of acquisition. We have also reclassified our financial statements for all periods presented to reflect our Intuit Websites business as discontinued operations. See “Results of Operations – Discontinued Operations” later in this Item 2 for more information. Unless otherwise noted, the following discussion pertains only to our continuing operations.

Executive Overview
This overview provides a high-level discussion of our business and growth strategy as well as the trends, opportunities, challenges, and risks that affect our performance and operating results. Understanding our growth strategy and the trends that affect our business provides context for the discussion of financial results and future opportunities which follows this overview. This summary is not intended to be exhaustive, nor is it a substitute for the detailed discussion and analysis provided elsewhere in this Quarterly Report on Form 10-Q.
About Intuit
Intuit is a leading provider of business and financial management solutions for small businesses, consumers, accounting professionals and financial institutions. We organize our portfolio of businesses into four principal categories – Small Business Group, Tax, Financial Services and Other Businesses. These categories include seven financial reporting segments.
Small Business Group: This category includes three segments – Financial Management Solutions, Employee Management Solutions, and Payment Solutions – targeting the small business market and represented 39% of our revenue in fiscal 2012.

•
Our Financial Management Solutions segment includes QuickBooks financial and business management software and services; QuickBooks technical support; financial supplies; and Demandforce, which provides online marketing and customer communication solutions.

•	Our Employee Management Solutions segment provides payroll products and services.

•
Our Payment Solutions segment provides merchant services, including credit and debit card processing, electronic check conversion and automated clearing house services; Web-based transaction processing services for online merchants; and GoPayment mobile payment processing services.

Tax: This category includes two segments – Consumer Tax and Accounting Professionals – and represented 45% of our revenue in fiscal 2012.

•	Our Consumer Tax segment includes TurboTax income tax preparation products and services for consumers and small businesses.

•
Our Accounting Professionals segment includes Lacerte, ProSeries and Intuit Tax Online professional tax products and services. This segment also includes QuickBooks Premier Accountant Edition and the QuickBooks ProAdvisor Program for accounting professionals.

Financial Services: This segment consists primarily of digital banking solutions - both online and mobile - for financial institutions and Mint online personal finance services. This segment represented 9% of our revenue in fiscal 2012.
Other Businesses: This segment represented 7% of our revenue in fiscal 2012 and includes our global businesses, primarily in Canada, the United Kingdom, and Singapore; Quicken personal finance products and services; and Intuit Health online patient-to-provider communication solutions.
Our Growth Strategy
We see significant opportunities to drive future growth, based on our assessment of key technology and demographic trends and our focus on building – and enabling others to build – innovative offerings to simplify the business of life for our customers. In the first quarter of fiscal 2013 we refined our three-point growth strategy:

•
Focus on the product – we call it “Delivering awesome product experiences.” Customers increasingly demand anytime, anywhere, any device access to their information. Therefore, we are increasingly focused on reimagining our products with a mobile-first, and in some cases mobile-only, design. Our TurboTax solutions, for example, let customers prepare and file their entire tax returns online, via tablet, mobile phone or the desktop. In addition, we believe that a key factor in growing our customer base is to deliver an amazing first-use experience, so our customers can get the value they expect as easily and quickly as possible.

•
Creating network effect platforms – we call it “Enabling the contributions of others.” We expect to solve problems faster and more efficiently for our growing base of customers by moving to more open platforms with application programming interfaces that enable the contributions of end users and third-party developers. One example of this is QuickBooks Online, which now allows small business customers all over the world to contribute to localizing the product.

•
Leveraging our data for our customers' benefit – we call it “Enabling data to create delight.” Our 60 million customers are generating valuable data that we seek to appropriately use to deliver better products and breakthrough benefits by eliminating the need to enter data, helping them make better decisions and improving transactions and interactions.

Industry Trends and Seasonality
The industry in which we operate is dynamic and highly competitive, and we expect it to remain so in the future. The markets for software and related services, especially highly-available connected services, are characterized by rapid technological change, shifting customer needs, and frequent new product introductions and enhancements. Competition and expertise in many of the markets we serve, particularly small business services, consumer tax, and online and mobile banking, have grown over the past few years and we expect this trend to continue. There are also large, cloud-based service companies who innovate quickly and serve small businesses and consumers. While today our competition with such companies may be limited, as we and those companies grow, our competition with them may increase. In recent years the widespread availability of the Internet, the emergence of mobile devices, and the explosion of social media have accelerated the pace of change and revolutionized the way that people throughout the world manage important financial tasks. The result is a global market that is shifting from traditional services that are paper-based, human-produced, and brick-and-mortar bound, to one where people understand, demand, and embrace the benefits of connected services. This trend toward connected services is the primary driver of the strategies in all of our businesses.
Our QuickBooks, Consumer Tax and Accounting Professionals businesses are highly seasonal. Revenue from our QuickBooks software products tends to be highest during our second and third fiscal quarters. Sales of income tax preparation products and services are heavily concentrated from November through April. In our Consumer Tax business, a greater proportion of our revenue has shifted to later in this seasonal period due in part to the growth in sales of TurboTax Online, for which we recognize revenue when tax returns are printed or electronically filed. The seasonality of our Consumer Tax and Accounting Professionals revenue is also affected by the timing of the availability of tax forms from taxing agencies and the ability of those agencies to receive electronic tax return submissions. Delays in the availability of tax forms or the ability of taxing agencies to receive submissions can cause revenue to shift between our fiscal quarters. These seasonal patterns mean that our total net revenue is usually highest during our second quarter ending January 31 and third quarter ending April 30. We typically report losses in our first quarter ending October 31 and fourth quarter ending July 31. During these quarters, revenue from our tax businesses is minimal while core operating expenses such as research and development continue at relatively consistent levels. We believe the seasonality of our revenue and profitability is likely to continue in the future. In our MD&A we often focus on year-to-date results for our seasonal businesses as they are generally more meaningful than quarterly results.

For the 2012 tax season, it appears reasonably possible that federal tax legislation could occur late in calendar year 2012. This could delay the availability of some federal tax forms and the incorporation of those forms into our consumer and professional tax offerings. If we experience these types of delays, some revenue for our online tax offerings could shift from our second fiscal quarter ending on January 31, 2013 to our third fiscal quarter.
Key Challenges and Risks
Our growth strategy depends upon our ability to initiate and embrace disruptive technology trends, to enter new markets and to drive broad adoption of the products and services we develop and market. Our future growth also increasingly depends on the strength of our third-party business relationships and our ability to continue to develop, maintain and strengthen new and existing relationships. To remain competitive and continue to grow, we are investing significant resources in our product development, marketing and sales capabilities, and we expect to continue to do so in the future.
As we continue transitioning to offer more connected services, the ongoing operation and availability of our information technology and communication systems and those of our external service providers is becoming increasingly important. Because we help customers manage their financial lives, we face risks associated with the hosting, collection, use and retention of personal customer information and data. We are investing significant management attention and resources in our information technology infrastructure and in our privacy and security capabilities, and we expect to continue to do so in the future.
For a complete discussion of the most significant risks and uncertainties affecting our business, please see “Forward-Looking Statements and Risk Factors” in Item 1A of this Report.
Overview of Financial Results
The most important financial indicators that we use to assess our business are revenue growth and operating income growth for the company as a whole and for each business segment; operating income margin; earnings per share; and cash flow from operations. We also track certain non-financial drivers of revenue growth and, when material, identify them in the applicable discussions of business segment results below. These non-financial indicators include, for example, customer growth and retention, and, in certain businesses, transaction volume. Customers for our connected services offerings have generally grown faster than those for our traditional software offerings, reflecting our strategic focus on connected services over the past few years. Connected services generated $2.7 billion or 64% of our total revenue in fiscal 2012, compared with 50% of our total revenue five years ago. We expect connected services revenue as a percentage of our total revenue to continue to grow in the future. We track transaction volume in businesses such as our Payments Solutions business, where total credit and debit card transaction volume, which correlates strongly with the macroeconomic environment, contributes to revenue growth.
Total net revenue for the first three months of fiscal 2013 was $647 million, an increase of 12% compared with the same period of fiscal 2012. Our Small Business Group was the key driver of revenue growth in the first three months of fiscal 2013. Revenue in our Small Business Group grew 18% compared with the same period a year ago due to growth in connected services offerings, improved offering mix, and the May 2012 acquisition of Demandforce.
Operating loss from continuing operations for the first three months of fiscal 2013 was $69 million, a decrease of 18% compared with the same period of fiscal 2012. Higher revenue was partially offset by higher costs and expenses, including higher spending for staffing and share-based compensation. Net loss from continuing operations decreased 12% in the first three months of fiscal 2013 compared with the same period of fiscal 2012 due to the lower operating loss and a lower effective tax benefit rate in the fiscal 2013 quarter. Basic and diluted net loss per share from continuing operations for the first three months of fiscal 2013 decreased 11% to $0.17 as a result of the lower net loss and the decline in weighted average basic and diluted common shares compared with the same period of fiscal 2012.
We ended the first three months of fiscal 2013 with cash, cash equivalents and investments totaling $558 million. In the first three months of fiscal 2013 we generated cash from the issuance of common stock under employee stock plans and the sale of our Intuit Websites business. During the same period we used cash for operations, for the repurchase of shares of our common stock under our stock repurchase programs, for the payment of cash dividends, and for capital expenditures. At October 31, 2012, we had authorization from our Board of Directors to expend up to an additional $1.6 billion for stock repurchases through August 15, 2014.

Critical Accounting Policies and Estimates
In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant impact on our net revenue, operating income or loss, and net income or loss, as well as on the value of certain assets and liabilities on our balance sheet. We believe that the estimates, assumptions and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on

Form 10-K for the fiscal year ended July 31, 2012 have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. We believe that there were no significant changes in those critical accounting policies and estimates during the first three months of fiscal 2013. Senior management has reviewed the development and selection of our critical accounting policies and estimates and their disclosure in this Quarterly Report on Form 10-Q with the Audit and Risk Committee of our Board of Directors.

Results of Operations
Financial Overview

(Dollars in millions, except per share amounts)	Q1 FY13	Q1 FY12	$ Change	% Change
Total net revenue	$647	$575	$72	12%
Operating loss from continuing operations	(69)	(84)	15	(18)%
Net loss from continuing operations	(51)	(58)	7	(12)%
Basic and diluted net loss per share from continuing operations	$(0.17)	$(0.19)	$0.02	(11)%

Total net revenue increased $72 million or 12% in the first quarter of fiscal 2013 compared with the same quarter of fiscal 2012. In our Small Business Group, revenue was up 18%. Financial Management Solutions segment revenue increased 20%, or 9% when adjusted for our May 2012 acquisition of Demandforce. Higher revenue in this segment was driven by continuing growth in QuickBooks Online revenue. Employee Management Solutions segment revenue increased 12% due to favorable offering mix, improved customer adoption of payroll direct deposit services, and price increases for desktop payroll customers. Payment Solutions segment revenue increased 21% due to fee structure changes and higher total card transaction volume. In our Consumer Tax segment, revenue decreased 11% in a seasonally light quarter because customers filed fewer extended tax returns in the fiscal 2013 quarter compared with the same quarter of the previous fiscal year. Accounting Professionals segment revenue increased 19% in a seasonally light quarter due in part to higher QuickBooks Premier Accountant Edition revenue. Financial Services segment revenue increased 4%, or 11% when adjusted for the March 2012 sale of our corporate banking business and the addition of Mint revenue in fiscal 2013. Higher revenue in this segment was due to continuing growth in mobile banking revenue. Other Businesses segment revenue increased 5%, or 12% when adjusted for the transfer of fiscal 2013 Mint revenue to our Financial Services segment. See “Business Segment Results” below for more information. Revenue growth in our Other Businesses segment was due to higher global small business revenue.
Operating loss from continuing operations decreased 18% in the first quarter of fiscal 2013 compared with the same quarter of fiscal 2012 due to the increase in revenue described above partially offset by higher costs and operating expenses. Total operating expenses were $42 million higher in the fiscal 2013 quarter, primarily due to the addition of operating expenses for Demandforce, higher staffing expenses, and higher share-based compensation expenses. See “Operating Expenses” later in this Item 2 for more information.
Net loss from continuing operations decreased 12% in the first quarter of fiscal 2013 compared with the same quarter of fiscal 2012. Interest expense was lower in the first quarter of fiscal 2013 due to the repayment of debt. We recorded a $10 million gain on the sale of a stock warrant in interest and other income in the first quarter of fiscal 2012. Our effective tax benefit rate for the first quarter of fiscal 2013 was 32% and our effective tax benefit rate for the first quarter of fiscal 2012 was 35%. See “Non-Operating Income and Expenses – Interest Expense,” “Interest and Other Income, Net,” and “Income Taxes” later in this Item 2 for more information. Basic and diluted net loss per share from continuing operations for the first quarter of fiscal 2013 decreased 11% to $0.17 as a result of the lower net loss and the decline in weighted average basic and diluted common shares compared with the same quarter of fiscal 2012.
Business Segment Results
The information below is organized in accordance with our seven reportable business segments. All of our business segments except Other Businesses operate primarily in the United States and sell primarily to customers in the United States. International total net revenue was less than 5% of consolidated total net revenue for all periods presented.

Segment operating income or loss is segment net revenue less segment cost of revenue and operating expenses. See “Executive Overview – Industry Trends and Seasonality” earlier in this Item 2 for a description of the seasonality of our business. Segment expenses do not include certain costs, such as corporate selling and marketing, product development, and general and administrative expenses and share-based compensation expenses, which are not allocated to specific segments. These unallocated costs totaled $206 million in the first three months of fiscal 2013 and $183 million in the first three months of fiscal 2012. Unallocated costs increased in the fiscal 2013 period due to increases in corporate product development and selling and marketing expenses in support of the growth of our businesses, and to a lesser extent to increases in share-based compensation expenses. Segment expenses also do not include amortization of acquired technology, amortization of other acquired intangible assets, and goodwill and intangible asset impairment charges. See Note 10 to the financial statements in Part I, Item 1 of this report for reconciliations of total segment operating income or loss to consolidated operating income or loss for each fiscal period presented.
Beginning in the first quarter of fiscal 2013, we moved the segment revenue and operating results for our Mint business from Personal Finance in our Other Businesses segment to our Financial Services segment. Since segment revenue and operating results for Mint were not significant for any period presented, we did not reclassify previously reported segment results to reflect this change. As a result of the reorganization of the reporting structure of Personal Finance and synergies achieved during the time it was managed as one business, we allocated a portion of the total goodwill associated with that reporting unit to Personal Finance and a portion to Mint, which was transferred to the Financial Services reporting unit. We based the allocation of the total goodwill on the fair value of the remaining Personal Finance reporting unit compared with the fair value of the Mint component at the time of the transfer. The subsequent financial performance of the Personal Finance reporting unit relative to the projections used for the allocation of goodwill will determine the realizability of that goodwill.
We calculate revenue growth rates and segment operating margin figures using dollars in thousands. Those results may vary from figures calculated using the dollars in millions presented below.
Financial Management Solutions

(Dollars in millions)	Q1 FY13	Q1 FY12	% Change
Product revenue	$89	$89
Service and other revenue	91	60
Total segment revenue	$180	$149	20%
% of total revenue	28%	26%

Segment operating income	$58	$51	14%
% of related revenue	32%	34%

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
FMS total net revenue increased $31 million or 20% in the first quarter of fiscal 2013 compared with the same quarter of fiscal 2012. When adjusted to exclude revenue from Demandforce, which we acquired in May 2012, FMS revenue was 9% higher in the fiscal 2013 quarter. U.S. QuickBooks Online subscribers grew 25%, driving the revenue growth in this segment.
FMS segment operating income as a percentage of related revenue decreased to 32% in the first quarter of fiscal 2013 from 34% in the same quarter of fiscal 2012. The increase in segment revenue described above was partially offset by higher segment costs and expenses that included costs and expenses for Demandforce. Staffing expenses were about $20 million higher, driven by an increase in headcount, and marketing expenses were about $5 million higher.

Employee Management Solutions

(Dollars in millions)	Q1 FY13	Q1 FY12	% Change
Product revenue	$71	$68
Service and other revenue	64	53
Total segment revenue	$135	$121	12%
% of total revenue	21%	21%

Segment operating income	$85	$75	14%
% of related revenue	63%	62%

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
EMS total net revenue increased $14 million or 12% in the first quarter of fiscal 2013 compared with the same quarter of fiscal 2012. Revenue was higher in the fiscal 2013 period due to customer growth in our Enhanced desktop payroll and online payroll solutions, improved customer adoption of payroll direct deposit services, and price increases for desktop payroll customers. At October 31, 2012, total U.S. payroll customers were up 2% while U.S. online payroll customers were up 20% compared with October 31, 2011.
EMS segment operating income as a percentage of related revenue increased slightly to 63% in the first quarters of fiscal 2013 from 62% in the first quarter of fiscal 2012. Segment operating income was consistent in these periods due to the increase in segment revenue described above and relatively stable segment operating expenses.
Payment Solutions

(Dollars in millions)	Q1 FY13	Q1 FY12	% Change
Product revenue	$6	$6
Service and other revenue	108	88
Total segment revenue	$114	$94	21%
% of total revenue	17%	16%

Segment operating income	$22	$24	(9)%
% of related revenue	19%	25%

Payment Solutions product revenue is derived primarily from QuickBooks Point of Sale solutions, which help retailers process and track sales electronically and integrate with QuickBooks financial software. Payment Solutions service and other revenue is derived primarily from merchant services for small businesses that include credit card, debit card, electronic benefits, and gift card processing services; check verification, check guarantee and electronic check conversion, including automated clearing house (ACH) and Check21 capabilities; Web-based transaction processing services for online merchants; and GoPayment mobile payment processing services.
Payment Solutions total net revenue increased $20 million or 21% in the first quarter of fiscal 2013 compared with the same quarter of fiscal 2012. Higher revenue in the fiscal 2013 quarter was driven by fee structure changes and 10% higher U.S. total credit and debit card transaction volume. The U.S. merchant customer base grew 15% in the first quarter of fiscal 2013 compared with the first quarter of fiscal 2012.

Payment Solutions segment operating income as a percentage of related revenue decreased to 19% in the first quarter of fiscal 2013 from 25% in the same quarter of fiscal 2012. The increase in segment revenue was more than offset by higher segment costs and expenses, including higher chargeback losses from mobile offerings in cost of revenue and higher staffing expenses associated with an increase in headcount.
Consumer Tax

(Dollars in millions)	Q1 FY13	Q1 FY12	% Change
Product revenue	$7	$11
Service and other revenue	29	30
Total segment revenue	$36	$41	(11)%
% of total revenue	6%	7%

Segment operating loss	$(27)	$(28)	(5)%
% of related revenue	(73)%	(69)%

Consumer Tax product revenue is derived primarily from TurboTax federal and state consumer and small business desktop tax return preparation software. Consumer Tax service and other revenue is derived primarily from TurboTax Online tax return preparation services and electronic tax filing services.
Due to the seasonal nature of our Consumer Tax business, we typically generate nominal revenue from consumer and small business tax products and services in our first fiscal quarter compared with our second and third fiscal quarters. The majority of Consumer Tax revenue for the first quarter of each fiscal year is for the filing of extended returns for the previous tax year. Consumer Tax segment revenue decreased $5 million or 11% in the first quarter of fiscal 2013 compared with the same quarter of fiscal 2012 primarily because customers filed fewer extended tax returns in the fiscal 2013 quarter compared with the same quarter of fiscal 2012. We do not believe that first fiscal quarter revenue in this segment is indicative of revenue trends for the current tax year. We will not have substantially complete results for the 2012 tax season until the third quarter of fiscal 2013.
In our first fiscal quarter our Consumer Tax segment typically generates operating losses because revenue is nominal while operating expenses for functions such as research and development continue at relatively consistent levels. We do not believe that Consumer Tax operating results for the first quarter of fiscal 2013 compared with the same quarter of fiscal 2012 are indicative of trends for the full fiscal year.
Accounting Professionals

(Dollars in millions)	Q1 FY13	Q1 FY12	% Change
Product revenue	$28	$23
Service and other revenue	4	4
Total segment revenue	$32	$27	19%
% of total revenue	5%	5%

Segment operating loss	$(10)	$(14)	(25)%
% of related revenue	(33)%	(52)%

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
Due to the seasonal nature of our Accounting Professionals business, we typically generate nominal revenue from professional tax products and services in our first fiscal quarter compared with our second and third fiscal quarters. The majority of Accounting Professionals tax revenue for the first quarter of each fiscal year is for the filing of extended returns for the previous tax year. Accounting Professionals total net revenue increased $5 million or 19% in the first quarter of fiscal 2013 compared with the same quarter of fiscal 2012. Growth in QuickBooks Premier Accountant Edition revenue contributed to the fiscal 2013 total revenue growth in this segment. We do not believe that first fiscal quarter revenue in this segment is indicative of revenue trends for the current tax year. We will not have substantially complete results for the 2012 tax season until the third quarter of fiscal 2013.
In our first fiscal quarter our Accounting Professionals segment typically generates operating losses because revenue is nominal while operating expenses for functions such as research and development continue at relatively consistent levels. We do not believe that Accounting Professionals operating results for the first quarter of fiscal 2013 compared with the same quarter of fiscal 2012 are indicative of trends for the full fiscal year.
Financial Services

(Dollars in millions)	Q1 FY13	Q1 FY12	% Change
Product revenue	$—	$—
Service and other revenue	93	89
Total segment revenue	$93	$89	4%
% of total revenue	14%	16%

Segment operating income	$15	$18	(17)%
% of related revenue	16%	21%

Financial Services service and other revenue is derived primarily from online and mobile banking solutions that are hosted in our data centers and delivered as software as a service to financial institutions. Financial Services service and other revenue also includes fees for implementation services and online lead generation fees from our Mint personal finance business.
Financial Services total net revenue increased $4 million or 4% in the first quarter of fiscal 2013 compared with the same quarter of fiscal 2012. Revenue for the first quarter of fiscal 2013 grew 11% when adjusted for the March 2012 sale of our corporate banking business and the addition of Mint revenue in fiscal 2013. We reported Mint in our Other Businesses segment in fiscal 2012. Revenue growth for the first quarter of fiscal 2013 was primarily driven by higher mobile banking revenue. Mobile banking revenue grew due to an increase in mobile banking end users and usage.
Financial Services segment operating income as a percentage of related revenue decreased to 16% in the first quarter of fiscal 2013 from 21% in the same quarter of fiscal 2012. The increase in segment revenue described above was more than offset by higher segment costs and expenses, including higher data center hosting expenses and slightly higher staffing expenses associated with a modest increase in headcount.
Other Businesses

(Dollars in millions)	Q1 FY13	Q1 FY12	% Change
Product revenue	$26	$25
Service and other revenue	31	29
Total segment revenue	$57	$54	5%
% of total revenue	9%	9%

Segment operating income (loss)	$6	$(3)	(326)%
% of related revenue	11%	(5)%

Other Businesses consist primarily of Quicken; Intuit Health; and our global businesses, primarily in Canada, the United Kingdom, and Singapore. Quicken product revenue is derived primarily from Quicken personal finance desktop software products. Quicken service and other revenue is derived primarily from fees from consumer online transactions and Quicken Loans trademark royalties. Intuit Health service revenue is derived from online patient-to-provider communication services and fees for implementation services. In Canada, product revenue is derived primarily from localized versions of QuickBooks and

Quicken as well as consumer desktop tax return preparation software and professional tax preparation products. Service and other revenue in Canada consists primarily of revenue from QuickBooks support plans, payroll services, and merchant payment processing services. In the United Kingdom, product revenue is derived primarily from localized versions of QuickBooks and QuickBooks Payroll. In Singapore and other international locations, service and other revenue is derived from QuickBooks Online.
Other Businesses total net revenue increased $3 million or 5% in the first quarter of fiscal 2013 compared with the same quarter of fiscal 2012. Revenue for the first quarter of fiscal 2013 grew 12% when adjusted for the transfer of fiscal 2013 Mint revenue to our Financial Services segment. Global revenue also increased 12% in the fiscal 2013 quarter, driven by growth in global small business revenue.
Other Businesses segment operating income increased to $6 million in the first quarter of fiscal 2013 from a loss of $3 million in the same quarter of fiscal 2012 due to slightly higher segment revenue and lower segment costs and expenses due to the transfer of Mint to our Financial Services segment in fiscal 2013.

Cost of Revenue

(Dollars in millions)	Q1 FY13	% of Related Revenue	Q1 FY12	% of Related Revenue
Cost of product revenue	$32	14%	$32	14%
Cost of service and other revenue	145	35%	132	37%
Amortization of acquired technology	5	n/a	3	n/a
Total cost of revenue	$182	28%	$167	29%

Cost of service and other revenue as a percentage of service and other revenue decreased in the first quarter of fiscal 2013 compared with the same quarter of fiscal 2012 due to growth in our QuickBooks Online and online payroll offerings, partially offset by higher chargeback losses from mobile offerings in our Payment Solutions business.

Operating Expenses

(Dollars in millions)	Q1 FY13	% of Total Net Revenue	Q1 FY12	% of Total Net Revenue
Selling and marketing	$251	39%	$216	38%
Research and development	178	28%	163	28%
General and administrative	98	15%	92	16%
Amortization of other acquired intangible assets	7	1%	21	4%
Total operating expenses	$534	83%	$492	86%

Total operating expenses as a percentage of total net revenue decreased to 83% in the first quarter of fiscal 2013 from 86% in the same quarter of fiscal 2012. Revenue grew $72 million while total operating expenses excluding amortization of other acquired intangible assets increased $56 million in the fiscal 2013 quarter. The increase in operating expenses includes operating expenses for Demandforce, which we acquired in May 2012. Operating expenses increased about $45 million for higher staffing expenses associated with higher headcount and about $8 million for higher share-based compensation expenses. Share-based compensation expenses increased because the market price of our common stock was higher at the time of our broad-based July 2012 grants of stock options and restricted stock units compared with the prior fiscal year.

Non-Operating Income and Expenses
Interest Expense
Interest expense of $8 million for the first three months of fiscal 2013 and $15 million for the first three months of fiscal 2012 consisted primarily of interest on $1 billion in five-year and ten-year senior notes that we issued in March 2007. In March 2012 we repaid $500 million of those senior notes when they became due using cash from operations. See Note 6 to the financial statements in Part I, Item 1 of this report for more information.
Interest and Other Income, Net

	Three Months Ended
(In millions)	October 31, 2012	October 31, 2011
Interest income	$1	$2
Net gain (loss) on executive deferred compensation plan assets	1	(2)
Gain on disposition of stock warrants	—	10
Other	—	1
Total interest and other income, net	$2	$11

Interest and other income, net consists primarily of interest income and net gains on executive deferred compensation plan assets. Slightly lower average invested balances and lower interest rates resulted in lower interest income in the first three months of fiscal 2013 compared with the same period of fiscal 2012. In accordance with authoritative guidance, we record gains and losses associated with executive deferred compensation plan assets in interest and other income and gains and losses associated with the related liabilities in operating expenses. The amounts recorded in operating expenses generally offset the amounts recorded in interest and other income.

In connection with our acquisition of Digital Insight Corporation in fiscal 2007, we acquired stock warrants for a privately held company. During the first quarter of fiscal 2012 that company was acquired and we recorded a gain of approximately $10 million on the disposition of the warrants.
Income Taxes
We compute our provision for or benefit from income taxes by applying the estimated annual effective tax rate to income or loss from recurring operations and adding the effects of any discrete income tax items specific to the period. Our effective tax benefit rate for the first quarter of fiscal 2013 was approximately 32%. Excluding the impact of discrete tax items primarily related to share-based compensation, our effective tax benefit rate for the first quarter of fiscal 2013 was approximately 35% and did not differ significantly from the federal statutory rate of 35%. The benefit we received from the domestic production activities deduction was substantially offset by state income taxes. Our effective tax benefit rate for the first quarter of fiscal 2012 was approximately 35% and did not differ significantly from the federal statutory rate of 35%. The benefits we received from the domestic production activities deduction and the federal research and experimentation credit were substantially offset by state income taxes.
Discontinued Operations
On September 17, 2012 we sold our Intuit Websites business, which was a component of our Financial Management Solutions reporting segment, for approximately $60 million in cash and recorded a gain on disposal of approximately $32 million, net of income taxes.
We determined that Intuit Websites became discontinued operations in the fourth quarter of fiscal 2012. We have therefore segregated the operating results of Intuit Websites from continuing operations in our statements of operations for all periods prior to the sale. Net revenue from Intuit Websites was $9 million for the three months ended October 31, 2012 and $19 million for the three months ended October 31, 2011.

Liquidity and Capital Resources
Overview
At October 31, 2012, our cash, cash equivalents and investments totaled $558 million, a decrease of $186 million from July 31, 2012 due to the factors discussed under “Statements of Cash Flows” below. Our primary source of liquidity has been cash from operations, which entails the collection of accounts receivable for products and services. Our primary uses of cash have been for research and development programs, selling and marketing activities, capital projects, acquisitions of businesses, debt service costs, repurchases of our common stock and the payment of cash dividends. As discussed in “Executive Overview – Industry Trends and Seasonality” earlier in this Item 2, our business is subject to significant seasonality. The balance of our cash, cash equivalents and investments generally fluctuates with that seasonal pattern. We believe the seasonality of our business is likely to continue in the future.
In March 2007 we issued five-year and ten-year senior unsecured notes totaling $1 billion. In March 2012 we repaid the five-year notes when they became due using cash from operations. See “Contractual Obligations – Commitments for Senior Unsecured Notes” later in this Item 2 for more information. We also have a $500 million unsecured revolving line of credit facility that is described later in this Item 2. To date we have not borrowed under the facility.
The following table summarizes selected measures of our liquidity and capital resources at the dates indicated:

(Dollars in millions)	October 31, 2012	July 31, 2012	$ Change	% Change
Cash, cash equivalents and investments	$558	$744	$(186)	(25)%
Long-term investments	75	75	—	—%
Long-term debt	499	499	—	—%
Working capital	260	258	2	1%
Ratio of current assets to current liabilities	1.2 : 1	1.2 : 1

Auction Rate Securities
At October 31, 2012, we held a total of $33 million in municipal auction rate securities that we classified as long-term investments on our balance sheet based on the maturities of the underlying securities. All of these securities are rated A or better by the major credit rating agencies. Due to a decrease in liquidity in the global credit markets, in February 2008 auctions began failing for the municipal auction rate securities we held and in accordance with authoritative guidance we began estimating their fair value based on a discounted cash flow model that we prepared. Based on our expected operating cash flows and our other sources of cash, we do not believe that the reduction in liquidity of the municipal auction rate securities we held at October 31, 2012 will have a material impact on our overall ability to meet our liquidity needs.
Statements of Cash Flows
The following table summarizes selected items from our statements of cash flows for the first three months of each of fiscal 2013 and 2012. See the financial statements in Part I, Item 1 of this report for complete statements of cash flows for those periods.

	Three Months Ended
(Dollars in millions)	October 31, 2012	October 31, 2011	$ Change
Net cash provided by (used in):
Operating activities	$(145)	$(110)	$(35)
Investing activities	—	(50)	50
Financing activities	(33)	(226)	193
Effect of exchange rate changes on cash	1	(3)	4
Increase (decrease) in cash and cash equivalents	$(177)	$(389)	$212

Operating Activities
During the first three months of fiscal 2013 we used $145 million in cash for our operations. This included a seasonal net loss of $19 million, a seasonal increase of $112 million in income taxes receivable, and the payment of fiscal 2012 accrued bonuses, partially offset by adjustments for depreciation and amortization of $54 million and share-based compensation expense of $49 million.
During the first three months of fiscal 2012 we used $110 million in cash for our operations. This included a seasonal net loss of $64 million, a seasonal increase of $67 million in income taxes receivable, and the payment of fiscal 2011 accrued bonuses, partially offset by adjustments for depreciation and amortization of $72 million and share-based compensation expense of $40 million.
Investing Activities
We used no net cash for investing activities during the first three months of fiscal 2013. We used $70 million in cash for capital expenditures. We received $60 million in cash from the sale of our Intuit Websites business and $15 million in cash from net sales of investments.
We used $50 million in cash for investing activities during the first three months of fiscal 2012. We used $20 million in cash for net purchases of investments and $44 million in cash for capital expenditures.
Financing Activities
We used $33 million in cash for financing activities during the first three months of fiscal 2013. We used $100 million in cash for the repurchase of common stock under our stock repurchase programs and $50 million in cash for the payment of dividends on our common stock, partially offset by the receipt of $73 million in cash from the issuance of common stock under employee stock plans.
We used $226 million in cash for financing activities during the first three months of fiscal 2012. We used $255 million in cash for the repurchase of common stock under our stock repurchase programs and $45 million in cash for the payment of dividends on our common stock, partially offset by the receipt of $45 million in cash from the issuance of common stock under employee stock plans.
Stock Repurchase Programs
Our Board of Directors has authorized a series of common stock repurchase programs. Shares of common stock repurchased under these programs become treasury shares. We repurchased 1.7 million shares of our common stock for $100 million during the first three months of fiscal 2013 and 5.2 million shares of our common stock for $255 million during the first three months of fiscal 2012 under these programs. At October 31, 2012, we had authorization from our Board of Directors to expend up to an additional $1.6 billion for stock repurchases through August 15, 2014. We currently expect to continue repurchasing our common stock on a quarterly basis; however, future stock repurchases under the current program are at the discretion of management, and authorization of future stock repurchase programs is subject to the final determination of our Board of Directors.

Dividends on Common Stock
In the first quarter of fiscal 2013 we declared and paid a quarterly cash dividend of $0.17 per share of outstanding common stock that totaled approximately $50 million. In November 2012 our Board of Directors declared a quarterly cash dividend of $0.17 per share of outstanding common stock payable on January 18, 2013 to stockholders of record at the close of business on January 10, 2013. We currently expect to continue paying comparable cash dividends on a quarterly basis; however, future declarations of dividends and the establishment of future record dates and payment dates are subject to the final determination of our Board of Directors.
Unsecured Revolving Credit Facility
On February 17, 2012 we entered into an agreement with certain institutional lenders for a $500 million unsecured revolving credit facility that will expire on February 17, 2017. Advances under the credit facility will accrue interest at rates that are equal to, at our election, either JP Morgan's alternate base rate plus a margin that ranges from 0.0% to 0.5% or LIBOR plus a margin that ranges from 0.9% to 1.5%. Actual margins under either election will be based on our senior debt credit ratings. The agreement includes customary affirmative and negative covenants, including financial covenants that require us to maintain a ratio of total debt to annual earnings before interest, taxes, depreciation and amortization (EBITDA) of not greater than 3.25 to 1.00 as of any date and a ratio of annual EBITDA to interest payable of not less than 3.00 to 1.00 as of the last day of each fiscal quarter. We remained in compliance with these covenants at all times during the quarter ended October 31, 2012. We may use amounts borrowed under this credit facility for general corporate purposes, including future acquisitions. To date we have not borrowed under the credit facility. We monitor counterparty risk associated with the institutional lenders that are providing the credit facility. We currently believe that the credit facility will be available to us should we choose to borrow under it.
Liquidity and Capital Resource Requirements
Our cash, cash equivalents and investments totaled $558 million at October 31, 2012. Of this amount, less than 25% was held by our foreign subsidiaries and subject to repatriation tax considerations. We intend to permanently reinvest a significant portion of our earnings from foreign operations, and we currently do not anticipate that we will need funds generated from foreign operations to fund our domestic operations. In the event that funds from foreign operations are needed to fund operations in the United States, if U.S. taxes have not been previously provided on the related earnings we would provide for and pay additional U.S. taxes at the time we change our intention with regard to the reinvestment of those earnings.
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

Off-Balance Sheet Arrangements
At October 31, 2012, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations
We presented our contractual obligations at July 31, 2012 in our Annual Report on Form 10-K for the fiscal year then ended. Except as discussed below, there have been no significant changes in those obligations during the first three months of fiscal 2013.
Commitments for Senior Unsecured Notes
On March 12, 2007 we issued $500 million of 5.75% senior unsecured notes due on March 15, 2017 (the Notes). The Notes are redeemable by Intuit at any time, subject to a make-whole premium. Interest is payable semiannually on March 15 and September 15. At October 31, 2012, our maximum commitment for interest payments under the Notes was $129 million.

Recent Accounting Pronouncements

For a description of recent accounting pronouncements and the potential impact of these pronouncements on our consolidated financial statements, see Note 1 to the financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 3
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Investment Risk
There has been significant deterioration and instability in the financial markets since 2008. This period of extraordinary disruption and readjustment in the financial markets has exposed us to investment risks beyond those typically inherent in investment securities. The value and liquidity of the securities in which we invest could deteriorate rapidly and the issuers of these securities could be subject to credit rating downgrades. In light of the current market conditions and these additional risks, we actively monitor market conditions and developments specific to the securities in which we invest. We believe that we take a conservative approach to investing our funds in that we invest only in highly-rated securities and diversify our portfolio of investments. While we believe we take prudent measures to mitigate investment related risks, such risks cannot be fully eliminated because of market circumstances that are outside our control.
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
Interest Rate Risk
Our cash equivalents and investments are subject to market risk due to changes in interest rates. Interest rate movements affect the interest income we earn on cash equivalents and investments and the fair value of those investments. Should the Federal Reserve Target Rate increase by 25 basis points from the level of October 31, 2012, the value of our investments would decrease by approximately $1 million. Should the Federal Reserve Target Rate increase by 100 basis points from the level of October 31, 2012, the value of our investments would decrease by approximately $5 million.
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
Although the impact of currency fluctuations on our financial results has generally been immaterial in the past and we believe that for the reasons cited above currency fluctuations will not be significant in the future, there can be no guarantee that the impact of currency fluctuations will not be material in the future. As of October 31, 2012, we did not engage in foreign currency hedging activities.

ITEM 4
CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Based upon an evaluation of the effectiveness of disclosure controls and procedures, Intuit’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO) have concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures as defined under Exchange Act Rule 13a-15(e) and 15d-15(e) were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission and is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
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

ITEM 1A
RISK FACTORS

Forward-Looking Statements and Risk Factors
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

•
our expectation that we will solve problems faster and more efficiently for our growing base of customers by moving to more open platforms with application programming interfaces that enable the contributions of end users and third-party developers;

•	our expectation that we will continue to invest significant resources in our product development, marketing and sales capabilities in the future;

•	our expectation that connected services revenue as a percentage of our total revenue will continue to grow in the future;

•
the assumptions underlying our Critical Accounting Policies and Estimates, including our estimates regarding product rebate and return reserves; the collectability of accounts receivable; stock volatility and other assumptions used to estimate the fair value of share-based compensation; the fair value of goodwill; and expected future amortization of acquired intangible assets;

•	our belief that the investments we hold are not other-than-temporarily impaired;

•	our belief that the reduction in liquidity of the municipal auction rate securities we hold will not have a material impact on our overall ability to meet our liquidity needs;

•	our expectation that we will continue to repurchase our common stock on a quarterly basis;

•	our expectation that we will continue to pay a comparable cash dividend on a quarterly basis;

•	our belief that our exposure to currency exchange fluctuation risk will not be significant in the future;

•	our assessments and estimates that determine our effective tax rate;

•	our belief that it is not reasonably possible that there will be a significant increase or decrease in our unrecognized tax benefits over the next 12 months;

•	our belief that we will not need funds generated from foreign operations to fund our domestic operations;

•
our belief that our cash and cash equivalents, investments and cash generated from operations will be sufficient to meet our seasonal working capital needs, capital expenditure requirements, contractual obligations, commitments, debt service requirements and other liquidity requirements associated with our operations for at least the next 12 months;

•	our expectation that we will return excess cash generated by operations to our stockholders through repurchases of our common stock and payment of cash dividends;

•	our beliefs regarding seasonality, competition and other trends that affect our businesses; and

•	our assessments and beliefs regarding the future outcome of pending legal proceedings and the liability, if any, that Intuit may incur as a result of those proceedings.
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
We face intense competition in all of our businesses, and we expect competition to remain intense in the future. Our competitors and potential competitors range from large and established entities to emerging start-ups. Our competitors may introduce superior products and services, reduce prices, have greater technical, marketing and other resources, have greater name recognition, have larger installed bases of customers, have well-established relationships with our current and potential customers, advertise aggressively or beat us to market with new products and services. In addition, we may face competition from existing companies, with large established consumer user-bases and broad-based platforms, who may change or expand the focus of their business strategies and target our customers, such as small businesses and financial institutions. We also face intensified competition from providers of free accounting, tax, payments, banking and other financial services. In order to compete, we have also introduced free offerings in several categories, but we may not be able to attract customers or effectively monetize all of these offerings, and customers who have formerly paid for Intuit’s products and services may elect to use free offerings instead. These competitive factors may diminish our revenue and profitability and harm our ability to acquire and retain customers.
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
A number of our businesses collect, use and retain large amounts of personal customer information and data, including credit card numbers, tax return information, bank account numbers and passwords, personal and business financial data, social security numbers, healthcare information and payroll information. We may also develop new business models that use certain personal information, or data derived from personal information. In addition, we collect and maintain personal information of our employees in the ordinary course of our business. Some of this personal customer and employee information is held, and some transactions are executed, by third parties. In addition, as many of our products and services are Web-based and mobile-application-based, the amount of data we store for our users on our servers and the servers of our vendors that provide hosting services (including personal information) has been increasing and will continue to increase as we further transition our businesses to connected services. We and our vendors use commercially available security technologies to protect transactions and personal information. We use security and business controls to limit access and use of personal information and require our vendors to implement similar controls. However, we may not have the ability to effectively monitor the implementation of security measures of our vendors, and, in any event, individuals or third parties may be able to circumvent these security and business measures, and errors in the storage, use or transmission of personal information may result in a breach of customer or employee privacy or theft of assets, which may require notification under applicable data privacy regulations. We employ contractors, temporary and seasonal employees who may have access to the personal information of customers and employees or who may execute transactions in the normal course of their duties. While we conduct background checks of our employees and other individuals and limit access to systems and data, it is possible that one or more of these individuals may circumvent these controls, resulting in a security breach.

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
We increasingly utilize the distribution platforms of third parties like Apple's App Store and Google's Play Store for the distribution of certain of our product offerings. Although we benefit from the strong brand recognition and large user base of these distribution platforms to attract new customers, the platform owners have wide discretion to change the pricing structure, terms of service and other policies with respect to us and other developers. Any adverse changes by these third parties could adversely affect our financial results.

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
Our operations process a significant volume and dollar value of transactions on a daily basis, especially in our payroll and payments businesses. Due to the size and volume of transactions that we handle, effective processing systems and controls are essential to ensure that transactions are handled appropriately. Despite our efforts, it is possible that we may make errors or that funds may be misappropriated due to fraud. The systems supporting our business are comprised of multiple technology platforms that are difficult to scale. If we are unable to effectively manage our systems and processes we may be unable to process customer data in an accurate, reliable and timely manner, which may harm our business. In our payments processing service business, if merchants for whom we process payment transactions are unable to pay refunds due to their customers in connection with disputed or fraudulent merchant transactions, we may be required to pay those amounts and our payments may exceed the amount of the customer reserves we have established to make such payments.
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
The nature of our products and services necessitates timely product launches, and if we experience significant product quality problems or delays, it may harm our revenue, earnings and reputation.
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

If actual product returns exceed returns reserves, our future financial results may be harmed.
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
Our acquisitions have resulted in significant expenses, including amortization and impairment of acquired technology and other acquired intangible assets, and impairment of goodwill. Total costs and expenses in these categories were approximately $53 million in fiscal 2012, $85 million in fiscal 2011, and $85 million in fiscal 2010. Although under current accounting rules goodwill is not amortized, we may incur impairment charges related to the goodwill already recorded and to goodwill arising out of future acquisitions. We test the impairment of goodwill annually in our fourth fiscal quarter or more frequently if indicators of impairment arise. The timing of the formal annual test may result in charges to our statement of operations in our fourth fiscal quarter that may not have been reasonably foreseen in prior periods. The total costs and expenses for fiscal 2011 included a goodwill and intangible asset impairment charge of $30 million for our Intuit Health reporting unit. We recorded the goodwill and intangible assets for that reporting unit on our balance sheet in May 2010 in connection with our acquisition of Medfusion, Inc. At October 31, 2012, we had $2.2 billion in goodwill and $201 million in net acquired intangible assets on our balance sheet, both of which may be subject to impairment charges in the future. New acquisitions, and any impairment of the value of acquired intangible assets, may have a significant negative impact on our future financial results.
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

ITEM 2
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS
Stock repurchase activity during the three months ended October 31, 2012 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans
August 1, 2012 through August 31, 2012	910,000	$58.94	910,000	$1,686,423,174
September 1, 2012 through September 30, 2012	760,000	$59.11	760,000	$1,641,497,614
October 1, 2012 through October 31, 2012	24,348	$59.09	24,348	$1,640,058,886
Total	1,694,348	$59.02	1,694,348

Notes:

1.
All of the shares purchased as part of publicly announced plans during the three months ended October 31, 2012 were purchased under a plan we announced on August 18, 2011 under which we are authorized to repurchase up to $2 billion of our common stock from time to time over a three-year period ending on August 15, 2014. At October 31, 2012, authorization from our Board of Directors to expend up to $1.6 billion remained available under that plan.

ITEM 6
EXHIBITS
We have filed the following exhibits as part of this report:

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference

10.01+
Intuit Senior Executive Incentive Plan, Amended and Restated effective August 1, 2012 (incorporated by reference to Appendix B to the Definitive Proxy Statement on Schedule 14A filed by the registrant with the Securities and Exchange Commission on November 27, 2012)
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

INTUIT INC. (Registrant)
Date:	November 29, 2012	By:	/s/ R. NEIL WILLIAMS
R. Neil Williams
Senior Vice President and Chief Financial Officer (Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference

10.01+
Intuit Senior Executive Incentive Plan, Amended and Restated effective August 1, 2012 (incorporated by reference to Appendix B to the Definitive Proxy Statement on Schedule 14A filed by the registrant with the Securities and Exchange Commission on November 27, 2012)
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