Form 10-Q
period 2013-01-31
INTUIT INC
filed 2013-03-01
CIK 896878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended January 31, 2013
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 296,388,841 shares of Common Stock, $0.01 par value, were outstanding at February 22, 2013.

INTUIT INC.
FORM 10-Q
INDEX

Page Number
PART I FINANCIAL INFORMATION

ITEM 1: Financial Statements

Condensed Consolidated Statements of Operations for the three and six months ended January 31, 2013 and 2012	3

Condensed Consolidated Statements of Comprehensive Income for the three and six months ended January 31, 2013 and 2012	4

Condensed Consolidated Balance Sheets at January 31, 2013 and July 31, 2012	5

Condensed Consolidated Statements of Stockholders’ Equity for the six months ended January 31, 2013 and 2012	6

Condensed Consolidated Statements of Cash Flows for the three and six months ended January 31, 2013 and 2012	7

Notes to Condensed Consolidated Financial Statements	8

ITEM 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

ITEM 3: Quantitative and Qualitative Disclosures about Market Risk	33

ITEM 4: Controls and Procedures	34

PART II OTHER INFORMATION

ITEM 1: Legal Proceedings	35

ITEM 1A: Risk Factors	35

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds	45

ITEM 6: Exhibits	46

Signatures	47

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

PART I
ITEM 1
FINANCIAL STATEMENTS

INTUIT INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
(In millions, except per share amounts)	January 31, 2013	January 31, 2012	January 31, 2013	January 31, 2012
Net revenue:
Product	$402	$419	$629	$641
Service and other	566	580	986	933
Total net revenue	968	999	1,615	1,574
Costs and expenses:
Cost of revenue:
Cost of product revenue	40	52	72	84
Cost of service and other revenue	162	150	307	282
Amortization of acquired technology	6	3	11	6
Selling and marketing	372	330	623	546
Research and development	179	164	357	327
General and administrative	109	95	207	187
Amortization of other acquired intangible assets	7	10	14	31
Total costs and expenses	875	804	1,591	1,463
Operating income from continuing operations	93	195	24	111
Interest expense	(7)	(15)	(15)	(30)
Interest and other income, net	1	3	3	14
Income before income taxes	87	183	12	95
Income tax provision (benefit)	16	62	(8)	32
Net income from continuing operations	71	121	20	63
Net income (loss) from discontinued operations	—	(3)	32	(9)
Net income	$71	$118	$52	$54

Basic net income per share from continuing operations	$0.24	$0.41	$0.07	$0.21
Basic net income (loss) per share from discontinued operations	—	(0.01)	0.11	(0.03)
Basic net income per share	$0.24	$0.40	$0.18	$0.18
Shares used in basic per share calculations	296	297	296	298

Diluted net income per share from continuing operations	$0.23	$0.40	$0.07	$0.21
Diluted net income (loss) per share from discontinued operations	—	(0.01)	0.10	(0.03)
Diluted net income per share	$0.23	$0.39	$0.17	$0.18
Shares used in diluted per share calculations	303	306	302	307

Dividends declared per common share	$0.17	$0.15	$0.34	$0.30
See accompanying notes.

INTUIT INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
(In millions)	January 31, 2013	January 31, 2012	January 31, 2013	January 31, 2012

Net income	$71	$118	$52	$54
Other comprehensive income (loss), net of income taxes:
Unrealized losses on available-for-sale debt securities	—	—	—	(1)
Unrealized gains on available-for-sale equity securities	—	—	3	—
Foreign currency translation gains (losses)	—	—	1	(5)
Total other comprehensive income (loss), net	—	—	4	(6)
Comprehensive income	$71	$118	$56	$48

See accompanying notes.

INTUIT INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions)	January 31, 2013	July 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$399	$393
Investments	279	351
Accounts receivable, net	541	183
Income taxes receivable	157	53
Deferred income taxes	142	184
Prepaid expenses and other current assets	110	69
Current assets before funds held for customers	1,628	1,233
Funds held for customers	284	290
Total current assets	1,912	1,523
Long-term investments	88	75
Property and equipment, net	599	567
Goodwill	2,191	2,200
Acquired intangible assets, net	187	213
Other assets	112	106
Total assets	$5,089	$4,684
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$213	$157
Accrued compensation and related liabilities	183	231
Deferred revenue	649	443
Other current liabilities	267	144
Current liabilities before customer fund deposits	1,312	975
Customer fund deposits	284	290
Total current liabilities	1,596	1,265
Long-term debt	499	499
Other long-term obligations	202	176
Total liabilities	2,297	1,940
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock and additional paid-in capital	3,186	3,018
Treasury stock, at cost	(4,986)	(4,911)
Accumulated other comprehensive income	29	25
Retained earnings	4,563	4,612
Total stockholders’ equity	2,792	2,744
Total liabilities and stockholders’ equity	$5,089	$4,684

See accompanying notes.

INTUIT INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

(In millions, except shares in thousands)	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders' Equity
Balance at July 31, 2012	295,289	$3,018	$(4,911)	$25	$4,612	$2,744
Components of comprehensive income:
Net income	—	—	—	—	52	52
Other comprehensive income, net of income taxes	—	—	—	4	—	4
Comprehensive income						56
Issuance of treasury stock under employee stock plans	4,814	16	125	—	—	141
Tax benefit from share-based compensation plans	—	56	—	—	—	56
Stock repurchases under stock repurchase programs	(3,361)	—	(200)	—	—	(200)
Cash dividends declared ($0.34 per share)	—	—	—	—	(101)	(101)
Share-based compensation expense	—	96	—	—	—	96
Balance at January 31, 2013	296,742	$3,186	$(4,986)	$29	$4,563	$2,792

(In millions, except shares in thousands)	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders' Equity
Balance at July 31, 2011	300,597	$2,886	$(4,316)	$15	$4,031	$2,616
Components of comprehensive income:
Net income	—	—	—	—	54	54
Other comprehensive loss, net of income taxes	—	—	—	(6)	—	(6)
Comprehensive income						48
Issuance of treasury stock under employee stock plans	5,590	(39)	150	—	(5)	106
Tax benefit from share-based compensation plans	—	45	—	—	—	45
Stock repurchases under stock repurchase programs	(11,411)	—	(586)	—	—	(586)
Cash dividends declared ($0.30 per share)	—	—	—	—	(89)	(89)
Share-based compensation expense	—	83	—	—	—	83
Balance at January 31, 2012	294,776	$2,975	$(4,752)	$9	$3,991	$2,223

See accompanying notes.

INTUIT INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended		Six Months Ended
(In millions)	January 31, 2013	January 31, 2012	January 31, 2013	January 31, 2012
Cash flows from operating activities:
Net income	$71	$118	$52	$54
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	42	44	82	88
Amortization of acquired intangible assets	16	17	30	45
Share-based compensation expense	47	43	96	83
Pre-tax gain on sale of discontinued operations	—	—	(53)	—
Deferred income taxes	(5)	(12)	48	(17)
Tax benefit from share-based compensation plans	12	15	56	45
Excess tax benefit from share-based compensation plans	(12)	(14)	(56)	(43)
Other	5	8	9	2
Total adjustments	105	101	212	203
Changes in operating assets and liabilities:
Accounts receivable	(357)	(426)	(358)	(421)
Prepaid expenses, income taxes receivable and other assets	(17)	60	(145)	(18)
Accounts payable	46	45	58	84
Accrued compensation and related liabilities	48	27	(48)	(47)
Deferred revenue	233	207	217	182
Income taxes payable	1	—	1	1
Other liabilities	126	128	122	112
Total changes in operating assets and liabilities	80	41	(153)	(107)
Net cash provided by operating activities	256	260	111	150
Cash flows from investing activities:
Purchases of available-for-sale debt securities	(123)	(146)	(210)	(343)
Sales of available-for-sale debt securities	109	130	190	266
Maturities of available-for-sale debt securities	74	48	95	89
Net change in money market funds and other cash equivalents held to satisfy customer fund obligations	(75)	(9)	6	84
Net change in customer fund deposits	75	9	(6)	(84)
Purchases of property and equipment	(45)	(48)	(115)	(92)
Proceeds from divestiture of businesses	—	—	60	—
Other	(17)	1	(22)	15
Net cash used in investing activities	(2)	(15)	(2)	(65)
Cash flows from financing activities:
Net proceeds from issuance of treasury stock under employee stock plans	68	61	141	106
Purchases of treasury stock	(100)	(331)	(200)	(586)
Cash dividends paid to stockholders	(51)	(44)	(101)	(89)
Excess tax benefit from share-based compensation plans	12	14	56	43
Net cash used in financing activities	(71)	(300)	(104)	(526)
Effect of exchange rates on cash and cash equivalents	—	(1)	1	(4)
Net increase (decrease) in cash and cash equivalents	183	(56)	6	(445)
Cash and cash equivalents at beginning of period	216	333	393	722
Cash and cash equivalents at end of period	$399	$277	$399	$277

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
These unaudited condensed consolidated financial statements and accompanying notes should be read together with the audited consolidated financial statements in Item 8 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2012. Results for the six months ended January 31, 2013 do not necessarily indicate the results we expect for the fiscal year ending July 31, 2013 or any other future period.
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
Significant Accounting Policies
We describe our significant accounting policies in Note 1 to the financial statements in Item 8 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2012. There have been no changes to our significant accounting policies during the first six months of fiscal 2013.
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
The following table presents the composition of shares used in the computation of basic and diluted net income per share for the periods indicated.

	Three Months Ended		Six Months Ended
(In millions, except per share amounts)	January 31, 2013	January 31, 2012	January 31, 2013	January 31, 2012
Numerator:
Net income from continuing operations	$71	$121	$20	$63
Net income (loss) from discontinued operations	—	(3)	32	(9)
Net income	$71	$118	$52	$54

Denominator:
Shares used in basic per share amounts:
Weighted average common shares outstanding	296	297	296	298

Shares used in diluted per share amounts:
Weighted average common shares outstanding	296	297	296	298
Dilutive common equivalent shares from stock options
and restricted stock awards	7	9	6	9
Dilutive weighted average common shares outstanding	303	306	302	307

Basic and diluted net income per share:
Basic net income per share from continuing operations	$0.24	$0.41	$0.07	$0.21
Basic net income (loss) per share from discontinued operations	—	(0.01)	0.11	(0.03)
Basic net income per share	$0.24	$0.40	$0.18	$0.18

Diluted net income per share from continuing operations	$0.23	$0.40	$0.07	$0.21
Diluted net income (loss) per share from discontinued operations	—	(0.01)	0.10	(0.03)
Diluted net income per share	$0.23	$0.39	$0.17	$0.18

Shares excluded from computation of diluted net income per share:
Weighted average stock options and restricted stock units excluded from computation due to anti-dilutive effect	3	3	3	3
Concentration of Credit Risk and Significant Customers
No customer accounted for 10% or more of total net revenue in the three or six months ended January 31, 2013 or January 31, 2012. Due to the seasonality of our small business, consumer tax and personal finance offerings, one customer accounted for 13% of gross accounts receivable at January 31, 2013. No customer accounted for 10% or more of gross accounts receivable at July 31, 2012.
Recent Accounting Pronouncements
ASU 2013-02, "Comprehensive Income (Topic 220)"
In February 2013 the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” This update amends Accounting Standards Codification (ASC) Topic 220, “Comprehensive Income,” to require reporting entities to provide information about the amounts reclassified from accumulated other comprehensive income by component. In addition, reporting entities will be required to present, either on the face of the statement of operations or in the footnotes to the financial statements, significant amounts reclassified from accumulated other comprehensive income by statement of operations line item. ASU 2013-02 is effective prospectively for reporting periods beginning after December 15, 2012, which means that it will be effective for our fiscal quarter beginning February 1, 2013. We do not believe that adoption of ASU 2013-02 will have a significant impact on our consolidated financial statements.

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

	January 31, 2013				July 31, 2012
(In millions)	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Cash equivalents, primarily money market funds	$325	$—	$—	$325	$333	$—	$—	$333
Available-for-sale debt securities:
Municipal bonds	—	206	—	206	—	260	—	260
Municipal auction rate securities	—	—	33	33	—	—	41	41
Corporate notes	—	143	—	143	—	142	—	142
U.S. agency securities	—	105	—	105	—	124	—	124
Available-for-sale corporate equity securities	37	—	—	37	33	—	—	33
Total available-for-sale securities	37	454	33	524	33	526	41	600
Total assets measured at fair value on a recurring basis	$362	$454	$33	$849	$366	$526	$41	$933
Liabilities:
Senior notes (1)	$—	$621	$—	$621	$—	$582	$—	$582
______________________________

(1)	Carrying value on our balance sheet at January 31, 2013 was $499 million and at July 31, 2012 was $499 million. See Note 6.

The following table summarizes our cash equivalents and available-for-sale debt and equity securities by balance sheet classification and level in the fair value hierarchy at the dates indicated.

	January 31, 2013				July 31, 2012
(In millions)	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents:
In cash and cash equivalents	$216	$—	$—	$216	$219	$—	$—	$219
In funds held for customers	109	—	—	109	114	—	—	114
Total cash equivalents	$325	$—	$—	$325	$333	$—	$—	$333
Available-for-sale securities:
In investments	$—	$279	$—	$279	$—	$351	$—	$351
In funds held for customers	—	175	—	175	—	175	—	175
In long-term investments	37	—	33	70	33	—	41	74
Total available-for-sale securities	$37	$454	$33	$524	$33	$526	$41	$600

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
Financial assets whose fair values we measure using significant unobservable (Level 3) inputs consist of municipal auction rate securities that are no longer liquid. There were no transfers between Level 1, Level 2, and Level 3 of the fair value hierarchy during the six months ended January 31, 2013.
The following table presents a reconciliation of activity for our Level 3 assets for the six months ended January 31, 2013.

Six Months
Ended
(In millions)	January 31, 2013
Beginning balance	$41
Settlements at par	(8)
Ending balance	$33

We estimated the fair values of these municipal auction rate securities at January 31, 2013 and July 31, 2012 using a discounted cash flow model whose key inputs included the projected future interest rates; the likely timing of principal repayments; publicly available pricing data for recently issued student loan backed securities that are not subject to auctions; and the impact of the reduced liquidity for auction rate securities. Any significant changes in the inputs to the model may have a significant impact on the estimated fair values of these securities.

Using our discounted cash flow model we determined that the fair values of the municipal auction rate securities we held at January 31, 2013 were approximately equal to their par values. As a result, we recorded no decrease in the fair values of those securities for the six months then ended. These securities are included in long-term investments on our balance sheets at

January 31, 2013 and July 31, 2012 based on the maturities of the underlying securities at those dates. We do not intend to sell our municipal auction rate securities and it is not more likely than not that we will be required to sell them before recovery at par, which may be at maturity. Based on our expected operating cash flows and our other sources of cash, we do not believe that the reduction in liquidity of our municipal auction rate securities will have a material impact on our overall ability to meet our liquidity needs.

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

	January 31, 2013		July 31, 2012
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Classification on balance sheets:
Cash and cash equivalents	$399	$399	$393	$393
Investments	279	279	350	351
Funds held for customers	284	284	289	290
Long-term investments	55	88	47	75
Total cash and cash equivalents, investments, and funds held for customers	$1,017	$1,050	$1,079	$1,109

The following table summarizes our cash and cash equivalents, investments and funds held for customers by investment category at the dates indicated.

	January 31, 2013		July 31, 2012
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Type of issue:
Total cash and cash equivalents	$509	$509	$508	$508
Available-for-sale debt securities:
Municipal bonds	206	206	259	260
Municipal auction rate securities	33	33	41	41
Corporate notes	142	143	141	142
U.S. agency securities	105	105	124	124
Total available-for-sale debt securities	486	487	565	567
Available-for-sale corporate equity securities	5	37	5	33
Other long-term investments	17	17	1	1
Total cash and cash equivalents, investments, and funds held for customers	$1,017	$1,050	$1,079	$1,109

We use the specific identification method to compute gains and losses on investments. We include realized gains and losses on our available-for-sale debt securities in interest and other income, net in our statements of operations. Gross realized gains and losses on our available-for-sale debt securities for the six months ended January 31, 2013 and January 31, 2012 were not significant.
We accumulate unrealized gains and losses on our available-for-sale debt and equity securities, net of income taxes, in accumulated other comprehensive income in the stockholders’ equity section of our balance sheets. Gross unrealized gains and losses on our available-for-sale debt securities at January 31, 2013 and July 31, 2012 were not significant. The cumulative gross unrealized gain on our available-for-sale corporate equity security was approximately $33 million at January 31, 2013.
We periodically review our investment portfolios to determine if any investment is other-than-temporarily impaired due to changes in credit risk or other potential valuation concerns. We believe that the investments we held at January 31, 2013 were not other-than-temporarily impaired. Unrealized losses at January 31, 2013 were not significant and were due to changes in interest rates, including market credit spreads, and not due to increased credit risks associated with specific securities. We do not intend to sell these investments and it is not more likely than not that we will be required to sell them before recovery at par, which may be at maturity.
The following table summarizes our available-for-sale debt securities classified by the stated maturity date of the security at the dates indicated.

	January 31, 2013		July 31, 2012
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$191	$191	$218	$218
Due within two years	132	133	134	135
Due within three years	92	92	131	132
Due after three years	71	71	82	82
Total available-for-sale debt securities	$486	$487	$565	$567

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
We have segregated the operating results of Intuit Websites from continuing operations in our statements of operations for all periods prior to the sale. Net revenue from Intuit Websites was $9 million for the six months ended January 31, 2013. Net revenue from Intuit Websites was $19 million for the three months ended January 31, 2012 and $38 million for the six months ended January 31, 2012.
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
Unsecured Revolving Credit Facility
On February 17, 2012 we entered into an agreement with certain institutional lenders for a $500 million unsecured revolving credit facility that will expire on February 17, 2017. Advances under the credit facility will accrue interest at rates that are equal to, at our election, either JP Morgan's alternate base rate plus a margin that ranges from 0.0% to 0.5% or LIBOR plus a margin that ranges from 0.9% to 1.5%. Actual margins under either election will be based on our senior debt credit ratings. The agreement includes customary affirmative and negative covenants, including financial covenants that require us to maintain a ratio of total debt to annual earnings before interest, taxes, depreciation and amortization (EBITDA) of not greater than 3.25 to 1.00 as of any date and a ratio of annual EBITDA to interest payable of not less than 3.00 to 1.00 as of the last day of each fiscal quarter. We remained in compliance with these covenants at all times during the quarter ended January 31, 2013. We may use amounts borrowed under this credit facility for general corporate purposes, including future acquisitions. To date we have not borrowed under this credit facility.
Other Current Liabilities
Other current liabilities were as follows at the dates indicated:

(In millions)	January 31, 2013	July 31, 2012
Reserve for product returns	$85	$19
Reserve for rebates	58	17
Current portion of license fee payable	10	10
Current portion of deferred rent	8	8
Interest payable	10	10
Executive deferred compensation plan liabilities	60	56
Other	36	24
Total other current liabilities	$267	$144

The balances of several of our other current liabilities, particularly our reserves for product returns and rebates, are affected by the seasonality of our business. See Note 1, “Description of Business and Summary of Significant Accounting Policies - Seasonality,” for more information.

6.	Long-Term Obligations
Long-Term Debt
On March 12, 2007 we issued $500 million of 5.40% senior unsecured notes due on March 15, 2012 (the 2012 Notes) and $500 million of 5.75% senior unsecured notes due on March 15, 2017 (the 2017 Notes) (together, the Notes), for a total principal amount of $1 billion. In March 2012 we repaid the 2012 Notes when they became due using cash from operations. We carried the 2017 Notes at face value less the unamortized discount in long-term debt on our balance sheets at January 31, 2013 and July 31, 2012. The 2017 Notes are redeemable by Intuit at any time, subject to a make-whole premium, and include covenants that limit our ability to grant liens on our facilities and to enter into sale and leaseback transactions, subject to significant allowances. We paid $14 million in cash for interest on the Notes during the six months ended January 31, 2013 and $28 million during the six months ended January 31, 2012.
Other Long-Term Obligations
Other long-term obligations were as follows at the dates indicated:

(In millions)	January 31, 2013	July 31, 2012
Total license fee payable	$56	$54
Total deferred rent	55	53
Long-term deferred revenue	45	42
Long-term income tax liabilities	43	41
Long-term deferred income tax liabilities	15	—
Other	7	5
Total long-term obligations	221	195
Less current portion (included in other current liabilities)	(19)	(19)
Long-term obligations due after one year	$202	$176

7.	Income Taxes
Effective Tax Rate
We compute our provision for or benefit from income taxes by applying the estimated annual effective tax rate to income or loss from recurring operations and adding the effects of any discrete income tax items specific to the period.
In January 2013 the American Taxpayer Relief Act of 2012 was signed into law. The Act includes a reinstatement of the federal research and experimentation credit through December 31, 2013 that was retroactive to January 1, 2012. We recorded a discrete tax benefit of approximately $12 million for the retroactive effect during the three months ended January 31, 2013.
Our effective tax rate for the three months ended January 31, 2013 was approximately 18% and we recorded an $8 million tax benefit on pretax income of $12 million for the six months ended January 31, 2013. Excluding discrete tax benefits primarily related to the reinstatement of the federal research and experimentation credit, our effective tax rate for the three and six months ended January 31, 2013 was approximately 33% and did not differ significantly from the federal statutory rate of 35%. The benefits we received from the domestic production activities deduction and the federal research and experimentation credit were substantially offset by state income taxes in both periods.
Our effective tax rates for the three and six months ended January 31, 2012 were approximately 34% and 33% and did not differ significantly from the federal statutory rate of 35%. The benefits we received from the domestic production activities deduction and the federal research and experimentation credit were substantially offset by state income taxes in both periods.
Unrecognized Tax Benefits and Other Considerations
The total amount of our unrecognized tax benefits at July 31, 2012 was $38 million. Net of related deferred tax assets, unrecognized tax benefits were $28 million at that date. If we were to recognize these net benefits, our income tax expense would reflect a favorable net impact of $28 million. There were no material changes to these amounts during the six months ended January 31, 2013. We do not believe that it is reasonably possible that there will be a significant increase or decrease in our unrecognized tax benefits over the next 12 months.

8.	Stockholders’ Equity
Stock Repurchase Programs
Intuit’s Board of Directors has authorized a series of common stock repurchase programs. Shares of common stock repurchased under these programs become treasury shares. We repurchased 3.4 million shares for $200 million under these programs during the six months ended January 31, 2013 and 11.4 million shares for $586 million under these programs during the six months ended January 31, 2012. At January 31, 2013, we had authorization from our Board of Directors to expend up to an additional $1.5 billion for stock repurchases through August 15, 2014. Future stock repurchases under the current program are at the discretion of management, and authorization of future stock repurchase programs is subject to the final determination of our Board of Directors.
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
Dividends on Common Stock
During the six months ended January 31, 2013 we declared and paid quarterly cash dividends of $0.34 per share of outstanding common stock that totaled approximately $101 million. In February 2013 our Board of Directors declared a quarterly cash dividend of $0.17 per share of outstanding common stock payable on April 18, 2013 to stockholders of record at the close of business on April 10, 2013. Future declarations of dividends and the establishment of future record dates and payment dates are subject to the final determination of our Board of Directors.

Share-Based Compensation Expense
The following table summarizes the total share-based compensation expense that we recorded for the periods shown.

	Three Months Ended		Six Months Ended
(In millions, except per share amounts)	January 31, 2013	January 31, 2012	January 31, 2013	January 31, 2012
Cost of revenue	$2	$2	$4	$3
Selling and marketing	17	15	35	29
Research and development	14	14	28	26
General and administrative	14	12	29	25
Total share-based compensation expense	47	43	96	83
Income tax benefit	(16)	(14)	(32)	(27)
Decrease in net income	$31	$29	$64	$56
Decrease in net income per share:
Basic	$0.10	$0.10	$0.22	$0.19
Diluted	$0.10	$0.09	$0.21	$0.18

Share-Based Awards Available for Grant
A summary of share-based awards available for grant under our 2005 Equity Incentive Plan for the six months ended January 31, 2013 was as follows:

(Shares in thousands)	Shares Available for Grant
Balance at July 31, 2012	21,760
Options granted	(106)
Restricted stock units granted (1)	(901)
Share-based awards canceled/forfeited/expired (1)(2)	1,399
Balance at January 31, 2013	22,152
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

Stock Option Activity and Related Share-Based Compensation Expense
A summary of stock option activity for the six months ended January 31, 2013 was as follows:

	Options Outstanding
(Shares in thousands)	Number of Shares	Weighted Average Exercise Price Per Share
Balance at July 31, 2012	18,061	$37.49
Options granted	106	60.30
Options exercised	(3,880)	32.37
Options canceled or expired	(336)	40.67
Balance at January 31, 2013	13,951	$39.02

Exercisable at January 31, 2013	8,620	$32.68

At January 31, 2013, there was approximately $53 million of unrecognized compensation cost related to non-vested stock options that we expect to recognize as expense in the future. We will adjust unrecognized compensation cost for future changes in estimated forfeitures. We expect to recognize that cost over a weighted average vesting period of 2.0 years.
Restricted Stock Unit Activity and Related Share-Based Compensation Expense
A summary of restricted stock unit activity for the six months ended January 31, 2013 was as follows:

	Restricted Stock Units
(Shares in thousands)	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at July 31, 2012	9,607	$46.79
Granted	392	60.30
Vested	(875)	34.80
Forfeited	(511)	47.08
Nonvested at January 31, 2013	8,613	$48.61

At January 31, 2013, there was approximately $216 million of unrecognized compensation cost related to non-vested RSUs and restricted stock that we expect to recognize as expense in the future. We will adjust unrecognized compensation cost for future changes in estimated forfeitures. We expect to recognize that cost over a weighted average vesting period of 2.1 years.

9.	Litigation
On January 13, 2012, two putative class actions were filed against Intuit Inc. in connection with our TurboTax income tax preparation software: Smith v. Intuit Inc. (U.S. District Court, Northern District of California) and Quildon v. Intuit Inc. (California Superior Court, Santa Clara County). The plaintiffs in both cases had asserted that the fees charged for the refund processing service offered within TurboTax are “refund anticipation loans” and the disclosures about those fees do not comply with California and federal laws. The Smith case was brought in federal court on behalf of a proposed nationwide class and subclasses; the Quildon case was brought in state court on behalf of a proposed California class and subclasses. In January 2013, for the purposes of settlement and without any admission of wrongdoing or liability, Intuit reached an agreement in principle to resolve all claims raised in the Smith and Quildon matters for an amount that is not material to our consolidated financial statements. We accrued that amount in the second quarter of fiscal 2013. The terms of the proposed settlement are subject to the approval of the court, which could approve, reject, or suggest modifications to those terms. We currently believe that the likelihood of a material change to the proposed settlement amount is remote.
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

	Three Months Ended		Six Months Ended
(In millions)	January 31, 2013	January 31, 2012	January 31, 2013	January 31, 2012
Net revenue:
Financial Management Solutions	$208	$179	$388	$328
Employee Management Solutions	144	128	279	249
Payment Solutions	117	99	231	193
Consumer Tax	216	295	252	336
Accounting Professionals	123	131	155	158
Financial Services	93	92	186	181
Other Businesses	67	75	124	129
Total net revenue	$968	$999	$1,615	$1,574

Operating income from continuing operations:
Financial Management Solutions	$75	$69	$133	$120
Employee Management Solutions	85	72	170	147
Payment Solutions	24	23	46	47
Consumer Tax	24	114	(3)	86
Accounting Professionals	72	81	62	67
Financial Services	20	25	35	43
Other Businesses	10	12	16	9
Total segment operating income	310	396	459	519
Unallocated corporate items:
Share-based compensation expense	(47)	(43)	(96)	(83)
Other common expenses	(157)	(145)	(314)	(288)
Amortization of acquired technology	(6)	(3)	(11)	(6)
Amortization of other acquired intangible assets	(7)	(10)	(14)	(31)
Total unallocated corporate items	(217)	(201)	(435)	(408)
Total operating income from continuing operations	$93	$195	$24	$111

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

Federal tax legislation occurred on January 2, 2013 and the Internal Revenue Service announced that it would accept no 2012 federal income tax returns before January 30, 2013, about two weeks later than the previous tax season and just two days before the end of our second fiscal quarter. As a result, we believe that some consumers delayed purchasing tax software and filing their federal tax returns, and we estimate this will shift approximately $140 million in revenue for our Consumer Tax offerings from the second quarter of fiscal 2013 to the third quarter of fiscal 2013. See “Results of Operations - Business Segment Results” later in this Item 2 for more information.
Key Challenges and Risks
Our growth strategy depends upon our ability to initiate and embrace disruptive technology trends, to enter new markets, and to drive broad adoption of the products and services we develop and market. Our future growth also increasingly depends on the strength of our third-party business relationships and our ability to continue to develop, maintain and strengthen new and existing relationships. To remain competitive and continue to grow, we are investing significant resources in our product development, marketing, and sales capabilities, and we expect to continue to do so in the future.
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
Total net revenue for the first six months of fiscal 2013 was $1.6 billion, an increase of 3% compared with the same period of fiscal 2012. Our Small Business Group was the key driver of revenue growth in the first six months of fiscal 2013. Revenue in our Small Business Group grew 17% compared with the same period a year ago due to growth in connected services offerings and our May 2012 acquisition of Demandforce. Revenue in our Consumer Tax segment was down 25% in the first six months of fiscal 2013. As discussed in “Industry Trends and Seasonality” above, we believe that the delay in the Internal Revenue Service's acceptance of 2012 federal income tax returns will shift some Consumer Tax revenue from the second quarter of fiscal 2013 to the third quarter of fiscal 2013.
Operating income from continuing operations for the first six months of fiscal 2013 was $24 million, a decrease of 78% compared with the same period of fiscal 2012. Higher revenue was more than offset by higher costs and expenses, including higher spending for staffing and for advertising and other marketing programs. Net income from continuing operations decreased 68% in the first six months of fiscal 2013 compared with the same period of fiscal 2012 due to the lower operating income partially offset by a discrete tax benefit that we recorded in the fiscal 2013 period. Diluted net income per share from continuing operations for the first six months of fiscal 2013 decreased 67% to $0.07, in line with the decrease in net income.
We ended the first six months of fiscal 2013 with cash, cash equivalents and investments totaling $678 million. During the first six months of fiscal 2013 we generated cash from operations, from the issuance of common stock under employee stock plans, and from the sale of our Intuit Websites business. During the same period we used cash for the repurchase of shares of our common stock under our stock repurchase programs, for the payment of cash dividends, and for capital expenditures. At January 31, 2013, we had authorization from our Board of Directors to expend up to an additional $1.5 billion for stock repurchases through August 15, 2014.

Critical Accounting Policies and Estimates
In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant impact on our net revenue, operating income or loss, and net income or loss, as well as on the value of certain assets and liabilities on our balance sheet. We believe that the estimates, assumptions and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2012 have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. We believe that there were no significant changes in those critical accounting policies and estimates during the first six months of fiscal 2013. Senior management has reviewed the development and selection of our critical accounting policies and estimates and their disclosure in this Quarterly Report on Form 10-Q with the Audit and Risk Committee of our Board of Directors.

Results of Operations
Financial Overview

(Dollars in millions, except per share amounts)	Q2 FY13	Q2 FY12	$ Change	% Change	YTD Q2 FY13	YTD Q2 FY12	$ Change	% Change
Total net revenue	$968	$999	$(31)	(3)%	$1,615	$1,574	$41	3%
Operating income from continuing operations	93	195	(102)	(52)%	24	111	(87)	(78)%
Net income from continuing operations	71	121	(50)	(41)%	20	63	(43)	(68)%
Diluted net income per share from continuing operations	$0.23	$0.40	$(0.17)	(43)%	$0.07	$0.21	$(0.14)	(67)%

Current Fiscal Quarter
Total net revenue decreased $31 million or 3% in the second quarter of fiscal 2013 compared with the same quarter of fiscal 2012. Revenue was up 16% in our Small Business Group. Financial Management Solutions segment revenue increased 17%, or 6% excluding revenue from Demandforce, which we acquired in May 2012. Higher organic revenue in this segment was driven by continuing growth in QuickBooks Online revenue. Employee Management Solutions segment revenue increased 13% due to favorable offering mix, improved customer adoption of payroll direct deposit services, and price increases for desktop payroll customers. Payment Solutions segment revenue increased 18% due to fee structure changes and higher total card transaction volume. In our tax businesses, Consumer Tax segment revenue was down 27% and Accounting Professionals segment revenue declined 7%. We believe that some Consumer Tax revenue will shift from the second quarter of fiscal 2013 to the third quarter of fiscal 2013 as discussed in “Executive Overview - Industry Trends and Seasonality” above. See “Business Segment Results” later in this Item 2 for more information about the results for all of our business segments.
Operating income from continuing operations decreased 52% in the second quarter of fiscal 2013 compared with the same quarter of fiscal 2012 due to the decrease in revenue described above and higher costs and operating expenses. Total operating expenses increased $68 million in the fiscal 2013 quarter due to higher expenses for staffing and for advertising and other marketing programs in our Financial Management Solutions and Consumer Tax segments. See “Operating Expenses” later in this Item 2 for more information.
Net income from continuing operations decreased 41% in the second quarter of fiscal 2013 compared with the same quarter of fiscal 2012. Interest expense was lower in the second quarter of fiscal 2013 due to the repayment of debt in fiscal 2012. Our effective tax rate for the second quarter of fiscal 2013 was 18% and our effective tax rate for the second quarter of fiscal 2012 was 34%. See “Non-Operating Income and Expenses – Interest Expense,” “Interest and Other Income, Net,” and “Income Taxes” later in this Item 2 for more information. Diluted net income per share from continuing operations for the second quarter of fiscal 2013 decreased 43% to $0.23, in line with the decrease in net income for that quarter.

Fiscal Year to Date
Total net revenue increased $41 million or 3% in the first six months of fiscal 2013 compared with the same period of fiscal 2012. Revenue was up 17% in our Small Business Group, which was the main driver of revenue growth in the fiscal 2013 period. Financial Management Solutions segment revenue increased 18%, or 7% excluding revenue from Demandforce, which we acquired in May 2012. Higher organic revenue in this segment was driven by continuing growth in QuickBooks Online revenue. Employee Management Solutions segment revenue increased 12% due to favorable offering mix, improved customer adoption of payroll direct deposit services, and price increases for desktop payroll customers. Payment Solutions segment revenue increased 19% due to fee structure changes and higher total card transaction volume. In our tax businesses, Consumer Tax segment revenue decreased 25% and Accounting Professionals segment revenue declined 2%. We believe that some Consumer Tax revenue will shift from the second quarter of fiscal 2013 to the third quarter of fiscal 2013 as discussed in “Executive Overview - Industry Trends and Seasonality” above. See “Business Segment Results” later in this Item 2 for more information about the results for all of our business segments.
Operating income from continuing operations decreased 78% in the first six months of fiscal 2013 compared with the same period of fiscal 2012. The increase in revenue described above was more than offset by higher costs and operating expenses. Total operating expenses increased $110 million in the fiscal 2013 period due to higher expenses for staffing and for advertising and other marketing programs in our Financial Management Solutions and Consumer Tax segments. See “Operating Expenses” later in this Item 2 for more information.
Net income from continuing operations decreased 68% in the first six months of fiscal 2013 compared with the same period of fiscal 2012. Interest expense was lower in the fiscal 2013 period due to the repayment of debt in fiscal 2012. We recorded a $10 million gain on the sale of a stock warrant in interest and other income in the first quarter of fiscal 2012. We recorded an $8 million income tax benefit on pretax income of $12 million for the first six months of fiscal 2013 due to the retroactive reinstatement of the research and experimentation tax credit. Our effective tax rate for the first six months of fiscal 2012 was 33%. See “Non-Operating Income and Expenses – Interest Expense,” “Interest and Other Income, Net,” and “Income Taxes” later in this Item 2 for more information. Diluted net income per share from continuing operations for the first six months of fiscal 2013 decreased 67% to $0.07, in line with the decrease in net income for that period.
Business Segment Results
The information below is organized in accordance with our seven reportable business segments. All of our business segments except Other Businesses operate primarily in the United States and sell primarily to customers in the United States. International total net revenue was less than 5% of consolidated total net revenue for all periods presented.
Segment operating income or loss is segment net revenue less segment cost of revenue and operating expenses. See “Executive Overview – Industry Trends and Seasonality” earlier in this Item 2 for a description of the seasonality of our business. Segment expenses do not include certain costs, such as corporate selling and marketing, product development, and general and administrative expenses and share-based compensation expenses, which are not allocated to specific segments. These unallocated costs totaled $410 million in the first six months of fiscal 2013 and $371 million in the first six months of fiscal 2012. Unallocated costs increased in the fiscal 2013 period due to increases in corporate product development and selling and marketing expenses in support of the growth of our businesses, and to a lesser extent to increases in share-based compensation expenses. Segment expenses also do not include amortization of acquired technology, amortization of other acquired intangible assets, and goodwill and intangible asset impairment charges. See Note 10 to the financial statements in Part I, Item 1 of this report for reconciliations of total segment operating income or loss to consolidated operating income or loss for each fiscal period presented.
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

Financial Management Solutions

(Dollars in millions)	Q2 FY13	Q2 FY12	% Change	YTD Q2 FY13	YTD Q2 FY12	% Change
Product revenue	$112	$116		$201	$205
Service and other revenue	96	63		187	123
Total segment revenue	$208	$179	17%	$388	$328	18%
% of total revenue	22%	18%		24%	21%

Segment operating income	$75	$69	6%	$133	$120	9%
% of related revenue	36%	39%		34%	37%

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
FMS total net revenue increased $29 million or 17% in the second quarter of fiscal 2013 and $60 million or 18% in the first six months of fiscal 2013 compared with the same periods of fiscal 2012. When adjusted to exclude revenue from Demandforce, which we acquired in May 2012, FMS revenue was 6% higher in the second quarter of fiscal 2013 and 7% higher in the first six months of fiscal 2013. U.S. QuickBooks Online subscribers grew 24%, driving the organic revenue growth in this segment in both fiscal 2013 periods. U.S. QuickBooks desktop units were down 18% in the second quarter of fiscal 2013 compared with the second quarter of fiscal 2012, due in part to smaller discounts in the retail channel and a continuing trend toward customer adoption of our online QuickBooks offerings.
FMS segment operating income as a percentage of related revenue decreased in the second quarter and first six months of fiscal 2013 compared with the same periods of fiscal 2012. The increases in segment revenue described above were partially offset by higher segment costs and expenses that included costs and expenses for Demandforce. For the first six months of fiscal 2013 staffing expenses were about $39 million higher, driven by an increase in headcount, and advertising and other marketing program expenses also increased.
Employee Management Solutions

(Dollars in millions)	Q2 FY13	Q2 FY12	% Change	YTD Q2 FY13	YTD Q2 FY12	% Change
Product revenue	$74	$69		$145	$137
Service and other revenue	70	59		134	112
Total segment revenue	$144	$128	13%	$279	$249	12%
% of total revenue	15%	13%		17%	16%

Segment operating income	$85	$72	17%	$170	$147	16%
% of related revenue	59%	57%		61%	59%

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
EMS total net revenue increased $16 million or 13% in the second quarter of fiscal 2013 and $30 million or 12% in the first six months of fiscal 2013 compared with the same periods of fiscal 2012. Revenue was higher in the fiscal 2013 periods due to customer growth in our Enhanced desktop payroll and online payroll solutions, improved customer adoption of payroll direct deposit services, and price increases for desktop payroll customers. At January 31, 2013, total U.S. payroll customers were up 3% while U.S. online payroll customers were up 18% compared with January 31, 2012.
EMS segment operating income as a percentage of related revenue increased slightly in the second quarter and first six months of fiscal 2013 compared with the same periods of fiscal 2012. Segment operating income was consistent in these periods due to the increases in segment revenue described above and relatively stable segment operating expenses.
Payment Solutions

(Dollars in millions)	Q2 FY13	Q2 FY12	% Change	YTD Q2 FY13	YTD Q2 FY12	% Change
Product revenue	$7	$6		$13	$12
Service and other revenue	110	93		218	181
Total segment revenue	$117	$99	18%	$231	$193	19%
% of total revenue	12%	10%		14%	12%

Segment operating income	$24	$23	8%	$46	$47	(1)%
% of related revenue	21%	23%		20%	24%

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
Payment Solutions total net revenue increased $18 million or 18% in the second quarter of fiscal 2013 and $38 million or 19% in the first six months of fiscal 2013 compared with the same periods of fiscal 2012. Higher revenue in the fiscal 2013 periods was driven by fee structure changes and 9% higher U.S. total credit and debit card transaction volume. Our U.S. merchant customer base grew 12% in the first six months of fiscal 2013 compared with the same period of fiscal 2012.
Payment Solutions segment operating income as a percentage of related revenue decreased in the second quarter and first six months of fiscal 2013 compared with the same periods of fiscal 2012. The increases in segment revenue described above were offset by higher segment costs and expenses, including higher chargeback losses from mobile offerings in cost of revenue and higher staffing expenses associated with an increase in headcount.
Consumer Tax

(Dollars in millions)	Q2 FY13	Q2 FY12	% Change	YTD Q2 FY13	YTD Q2 FY12	% Change
Product revenue	$54	$63		$61	$74
Service and other revenue	162	232		191	262
Total segment revenue	$216	$295	(27)%	$252	$336	(25)%
% of total revenue	22%	30%		16%	21%

Segment operating income (loss)	$24	$114	(79)%	$(3)	$86	(103)%
% of related revenue	11%	38%		(1)%	25%

Consumer Tax product revenue is derived primarily from TurboTax federal and state consumer and small business desktop tax return preparation software. Consumer Tax service and other revenue is derived primarily from TurboTax Online tax return preparation services and electronic tax filing services. Due to the seasonal nature of our Consumer Tax business, we will not have substantially complete results for the 2012 tax season until the third quarter of fiscal 2013.

Consumer Tax segment revenue decreased $84 million or 25% in the first six months of fiscal 2013 compared with the same period of fiscal 2012. Federal tax legislation occurred on January 2, 2013 and the Internal Revenue Service announced that it would accept no federal income tax returns before January 30, 2013, about two weeks later than for the previous tax season and just two days before the end of our second fiscal quarter. As a result, we believe that some consumers delayed purchasing tax software and filing their federal tax returns, and we estimate that approximately $140 million in revenue for our Consumer Tax offerings will shift from the second quarter of fiscal 2013 to the third quarter of fiscal 2013.
Consumer Tax segment operating income as a percentage of related revenue was significantly lower in the first six months of fiscal 2013 compared with the same period of fiscal 2012 due to the revenue shift described above and, to a lesser extent, to higher expenses for advertising and other marketing programs in the fiscal 2013 period.
Accounting Professionals

(Dollars in millions)	Q2 FY13	Q2 FY12	% Change	YTD Q2 FY13	YTD Q2 FY12	% Change
Product revenue	$120	$126		$148	$149
Service and other revenue	3	5		7	9
Total segment revenue	$123	$131	(7)%	$155	$158	(2)%
% of total revenue	13%	13%		10%	10%

Segment operating income	$72	$81	(11)%	$62	$67	(8)%
% of related revenue	59%	61%		40%	42%

Accounting Professionals product revenue is derived primarily from Lacerte and ProSeries professional tax preparation software products and from QuickBooks Premier Accountant Edition and ProAdvisor Program for professional accountants. Accounting Professionals service and other revenue is derived primarily from Intuit Tax Online tax return preparation services, electronic tax filing services, bank product transmission services and training services. Due to the seasonal nature of our Accounting Professionals business, we will not have substantially complete results for the 2012 tax season until the third quarter of fiscal 2013.
Accounting Professionals total net revenue decreased $3 million or 2% in the first six months of fiscal 2013 compared with the same period of fiscal 2012. The slight decline in revenue was due to our launch of a new professional tax offering that has different revenue timing compared with our existing offerings.
Accounting Professionals segment operating income as a percentage of related revenue was slightly lower in the first six months of fiscal 2013 compared with the same period of fiscal 2012 due to the decrease in revenue described above.
Financial Services

(Dollars in millions)	Q2 FY13	Q2 FY12	% Change	YTD Q2 FY13	YTD Q2 FY12	% Change
Product revenue	$—	$—		$—	$—
Service and other revenue	93	92		186	181
Total segment revenue	$93	$92	1%	$186	$181	3%
% of total revenue	9%	9%		11%	12%

Segment operating income	$20	$25	(20)%	$35	$43	(19)%
% of related revenue	22%	28%		19%	24%

Financial Services service and other revenue is derived primarily from online and mobile banking solutions that are hosted in our data centers and delivered as software as a service to financial institutions. Financial Services service and other revenue also includes fees for implementation services and online lead generation fees from our Mint personal finance business.

Financial Services total net revenue increased 1% in the second quarter of fiscal 2013 and 3% in the first six months of fiscal 2013 compared with the same periods of fiscal 2012. Financial Services revenue increased 6% in the second quarter of fiscal 2013 and 8% in the first six months of fiscal 2013 when fiscal 2012 revenue is adjusted to exclude revenue from our corporate banking business, which we sold in March 2012, and fiscal 2013 revenue is adjusted to exclude Mint revenue, which we reported in our Other Businesses segment in fiscal 2012. Revenue growth in both fiscal 2013 periods was primarily driven by higher mobile banking revenue. Mobile banking revenue grew due to an increase in mobile banking end users and usage.
Financial Services segment operating income as a percentage of related revenue declined in the second quarter and first six months of fiscal 2013 compared with the same periods of fiscal 2012. The increases in segment revenue described above were more than offset by higher segment costs and expenses, including higher data center hosting expenses and slightly higher staffing expenses associated with a modest increase in headcount.
Other Businesses

(Dollars in millions)	Q2 FY13	Q2 FY12	% Change	YTD Q2 FY13	YTD Q2 FY12	% Change
Product revenue	$35	$39		$61	$64
Service and other revenue	32	36		63	65
Total segment revenue	$67	$75	(10)%	$124	$129	(4)%
% of total revenue	7%	7%		8%	8%

Segment operating income	$10	$12	(17)%	$16	$9	72%
% of related revenue	15%	16%		13%	7%

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
Other Businesses total net revenue decreased 10% in the second quarter of fiscal 2013 and 4% in the first six months of fiscal 2013 compared with the same periods of fiscal 2012. Other Businesses revenue declined 3% in the second quarter of fiscal 2013 and increased 3% in the first six months of fiscal 2013 when fiscal 2012 revenue is adjusted to exclude Mint revenue, which we transferred to our Financial Services segment in fiscal 2013. Global revenue increased 3% in the first six months of fiscal 2013 compared with the same period of fiscal 2012, driven by growth in global small business revenue.
Other Businesses segment operating income as a percentage of related revenue increased in the first six months of fiscal 2013 compared with the same period of fiscal 2012. Segment costs and expenses were lower due to the transfer of Mint to our Financial Services segment in fiscal 2013.

Cost of Revenue

(Dollars in millions)	Q2 FY13	% of Related Revenue	Q2 FY12	% of Related Revenue	YTD Q2 FY13	% of Related Revenue	YTD Q2 FY12	% of Related Revenue
Cost of product revenue	$40	10%	$52	12%	$72	11%	$84	13%
Cost of service and other revenue	162	29%	150	26%	307	31%	282	30%
Amortization of acquired technology	6	n/a	3	n/a	11	n/a	6	n/a
Total cost of revenue	$208	21%	$205	21%	$390	24%	$372	24%

Cost of product revenue as a percentage of product revenue decreased in the second quarter and first six months of fiscal 2013 compared with the same periods of fiscal 2012 due to favorable product mix. Cost of service and other revenue as a percentage of service and other revenue increased in the second quarter and first six months of fiscal 2013 compared with the same periods of fiscal 2012 due to growth in QuickBooks Online and online payroll offerings and lower data center hosting costs, partially offset by higher chargeback losses from mobile offerings in our Payment Solutions business.

Operating Expenses

(Dollars in millions)	Q2 FY13	% of Total Net Revenue	Q2 FY12	% of Total Net Revenue	YTD Q2 FY13	% of Total Net Revenue	YTD Q2 FY12	% of Total Net Revenue
Selling and marketing	$372	38%	$330	33%	$623	39%	$546	34%
Research and development	179	19%	164	16%	357	22%	327	21%
General and administrative	109	11%	95	10%	207	12%	187	12%
Amortization of other acquired intangible assets	7	1%	10	1%	14	1%	31	2%
Total operating expenses	$667	69%	$599	60%	$1,201	74%	$1,091	69%

Current Fiscal Quarter
Total operating expenses as a percentage of total net revenue increased to 69% in the second quarter of fiscal 2013 from 60% in the same quarter of fiscal 2012. Total net revenue for the second quarter of fiscal 2013 decreased $31 million while total operating expenses excluding amortization of other acquired intangible assets increased $71 million. The increase in operating expenses included the addition of operating expenses for Demandforce, which we acquired in May 2012. Operating expenses increased about $30 million for higher staffing expenses associated with higher headcount and about $18 million for advertising and other marketing programs in our Financial Management Solutions and Consumer Tax segments.
Fiscal Year to Date
Total operating expenses as a percentage of total net revenue increased to 74% in the first six months of fiscal 2013 from 69% in the same period of fiscal 2012. Total net revenue for the first six months of fiscal 2013 grew $41 million and total operating expenses excluding amortization of other acquired intangible assets increased $127 million. The increase in operating expenses included the addition of operating expenses for Demandforce. Operating expenses increased about $76 million for higher staffing expenses associated with higher headcount and about $23 million for advertising and other marketing programs in our Financial Management Solutions and Consumer Tax segments.

Non-Operating Income and Expenses
Interest Expense
Interest expense of $15 million for the first six months of fiscal 2013 and $30 million for the first six months of fiscal 2012 consisted primarily of interest on senior notes that we issued in March 2007. See Note 6 to the financial statements in Part I, Item 1 of this report for more information.
Interest and Other Income, Net

	Three Months Ended		Six Months Ended
(In millions)	January 31, 2013	January 31, 2012	January 31, 2013	January 31, 2012
Interest income	$—	$2	$1	$4
Net gain (loss) on executive deferred compensation plan assets	3	1	4	(1)
Gain on disposition of stock warrants	—	—	—	10
Other	(2)	—	(2)	1
Total interest and other income, net	$1	$3	$3	$14

Interest and other income, net consists primarily of interest income and net gains on executive deferred compensation plan assets. Lower average invested balances and lower interest rates resulted in lower interest income in the second quarter and first six months of fiscal 2013 compared with the same periods of fiscal 2012. In accordance with authoritative guidance, we record gains and losses associated with executive deferred compensation plan assets in interest and other income and gains and losses associated with the related liabilities in operating expenses. The total amounts recorded in operating expenses are generally equal to the total amounts recorded in interest and other income.

In connection with our acquisition of Digital Insight Corporation in fiscal 2007, we acquired stock warrants for a privately held company. During the first quarter of fiscal 2012 that company was acquired and we recorded a gain of approximately $10 million on the disposition of the warrants.
Income Taxes
We compute our provision for or benefit from income taxes by applying the estimated annual effective tax rate to income or loss from recurring operations and adding the effects of any discrete income tax items specific to the period. Our effective tax rate for the second quarter of fiscal 2013 was approximately 18% and we recorded an $8 million tax benefit on pretax income of $12 million for the first six months of fiscal 2013. Excluding discrete tax benefits primarily related to the retroactive reinstatement of the federal research and experimentation credit as described in Note 7 to the financial statements in Part I, Item 1 of this report, our effective tax rate for the second quarter and first six months of fiscal 2013 was approximately 33% and did not differ significantly from the federal statutory rate of 35%. Our effective tax rates for the second quarter and first six months of fiscal 2012 were approximately 34% and 33% and did not differ significantly from the federal statutory rate of 35%.
Discontinued Operations
On September 17, 2012 we sold our Intuit Websites business, which was a component of our Financial Management Solutions reporting segment, for approximately $60 million in cash and recorded a gain on disposal of approximately $32 million, net of income taxes. We have segregated the operating results of Intuit Websites from continuing operations in our statements of operations for all periods prior to the sale. See Note 4 to the financial statements in Part I, Item 1 of this report for more information.

Liquidity and Capital Resources
Overview
At January 31, 2013, our cash, cash equivalents and investments totaled $678 million, a decrease of $66 million from July 31, 2012 due to the factors discussed under “Statements of Cash Flows” below. Our primary source of liquidity has been cash from operations, which entails the collection of accounts receivable for products and services. Our primary uses of cash have been for research and development programs, selling and marketing activities, capital projects, acquisitions of businesses, debt service costs, repurchases of our common stock, and the payment of cash dividends. As discussed in “Executive Overview – Industry Trends and Seasonality” earlier in this Item 2, our business is subject to significant seasonality. The balance of our cash, cash equivalents and investments generally fluctuates with that seasonal pattern. We believe the seasonality of our business is likely to continue in the future.
The following table summarizes selected measures of our liquidity and capital resources at the dates indicated:

(Dollars in millions)	January 31, 2013	July 31, 2012	$ Change	% Change
Cash, cash equivalents and investments	$678	$744	$(66)	(9)%
Long-term investments	88	75	13	17%
Long-term debt	499	499	—	—%
Working capital	316	258	58	22%
Ratio of current assets to current liabilities	1.2 : 1	1.2 : 1

We expect to generate significant cash from operations during the rest of fiscal 2013. Since our operations are primarily domestic, approximately 80% of our cash and investments at January 31, 2013 were located in the U.S. and none of that cash was restricted. Our only significant debt consists of $500 million in senior unsecured notes due in March 2017. We also have an unused $500 million unsecured revolving line of credit facility available to us for general corporate purposes, including future acquisitions. These are both described later in this Item 2.
We evaluate, on an ongoing basis, the merits of acquiring technology or businesses, or establishing strategic relationships with and investing in other companies. Our strong liquidity profile enables us to respond nimbly to these kinds of opportunities.
Based on past performance and current expectations, we believe that our cash and cash equivalents, investments, and cash generated from operations will be sufficient to meet anticipated seasonal working capital needs, capital expenditure requirements, contractual obligations, commitments, debt service requirements, and other liquidity requirements associated with our operations for at least the next 12 months. We expect to return excess cash generated by operations to our stockholders through repurchases of our common stock and payment of cash dividends, after taking into account our operating and strategic cash needs.
Statements of Cash Flows
The following table summarizes selected items from our statements of cash flows for the first six months of each of fiscal 2013 and fiscal 2012. See the financial statements in Part I, Item 1 of this report for complete statements of cash flows for those periods.

	Six Months Ended
(Dollars in millions)	January 31, 2013	January 31, 2012	$ Change
Net cash provided by (used in):
Operating activities	$111	$150	$(39)
Investing activities	(2)	(65)	63
Financing activities	(104)	(526)	422
Effect of exchange rate changes on cash	1	(4)	5
Increase (decrease) in cash and cash equivalents	$6	$(445)	$451

During the first six months of fiscal 2013 we generated cash from operations, from the issuance of common stock under employee stock plans, and from the sale of our Intuit Websites business. We used part of the cash we generated from operations to pay accrued bonuses for the prior fiscal year and to fund a seasonal increase in accounts receivable. During the same period we also used cash for the repurchase of shares of our common stock under our stock repurchase programs, for the payment of cash dividends, and for capital expenditures.

During the first six months of fiscal 2012 we generated cash from operations and from the issuance of common stock under employee stock plans. We used part of the cash we generated from operations to pay accrued bonuses for the prior fiscal year and to fund a seasonal increase in accounts receivable. During the same period we also used cash for the repurchase of shares of our common stock under our stock repurchase programs, for the payment of cash dividends, and for capital expenditures.
Stock Repurchase Programs and Dividends on Common Stock
As described in Note 8 to the financial statements in Part I, Item 1 of this report, during the first six months of fiscal 2013 we continued to repurchase shares of our common stock under repurchase programs that our Board of Directors has authorized. At January 31, 2013, we had authorization from our Board of Directors to expend up to an additional $1.5 billion for stock repurchases through August 15, 2014. We currently expect to continue repurchasing our common stock on a quarterly basis; however, future stock repurchases under the current program are at the discretion of management, and authorization of future stock repurchase programs is subject to the final determination of our Board of Directors.
During the first six months of fiscal 2013 we also continued to pay quarterly cash dividends on shares of our outstanding common stock. In February 2013 our Board of Directors declared a quarterly cash dividend of $0.17 per share of outstanding common stock payable on April 18, 2013 to stockholders of record at the close of business on April 10, 2013. We currently expect to continue paying comparable cash dividends on a quarterly basis; however, future declarations of dividends and the establishment of future record dates and payment dates are subject to the final determination of our Board of Directors.
Unsecured Revolving Credit Facility
On February 17, 2012 we entered into an agreement with certain institutional lenders for a $500 million unsecured revolving credit facility that will expire on February 17, 2017. See Note 5 to the financial statements in Part I, Item 1 of this report for a description of the key terms of this agreement, including the covenants. We remained in compliance with those covenants at all times during the quarter ended January 31, 2013. We may use amounts borrowed under this credit facility for general corporate purposes, including future acquisitions. To date we have not borrowed under the credit facility. We monitor counterparty risk associated with the institutional lenders that are providing the credit facility. We currently believe that the credit facility will be available to us should we choose to borrow under it.
Cash Held by Foreign Subsidiaries
Our cash, cash equivalents and investments totaled $678 million at January 31, 2013. Of this amount, approximately 20% was held by our foreign subsidiaries and subject to repatriation tax considerations. We intend to permanently reinvest a significant portion of our earnings from foreign operations, and we currently do not anticipate that we will need funds generated from foreign operations to fund our domestic operations. In the event that funds from foreign operations are needed to fund operations in the United States, if U.S. taxes have not been previously provided on the related earnings we would provide for and pay additional U.S. taxes at the time we change our intention with regard to the reinvestment of those earnings.

Off-Balance Sheet Arrangements
At January 31, 2013, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations
We presented our contractual obligations at July 31, 2012 in our Annual Report on Form 10-K for the fiscal year then ended. There were no significant changes in those obligations during the first six months of fiscal 2013.

Recent Accounting Pronouncements

For a description of recent accounting pronouncements, if any, and the potential impact of these pronouncements on our consolidated financial statements, see Note 1 to the financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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
Interest Rate Risk
Our cash equivalents and investments are subject to market risk due to changes in interest rates. Interest rate movements affect the interest income we earn on cash equivalents and investments and the fair value of those investments. Should the Federal Reserve Target Rate increase by 25 basis points from the level of January 31, 2013, the value of our investments would decrease by approximately $1 million. Should the Federal Reserve Target Rate increase by 100 basis points from the level of January 31, 2013, the value of our investments would decrease by approximately $5 million.
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
Although the impact of currency fluctuations on our financial results has generally been immaterial in the past and we believe that for the reasons cited above currency fluctuations will not be significant in the future, there can be no guarantee that the impact of currency fluctuations will not be material in the future. As of January 31, 2013, we did not engage in foreign currency hedging activities.

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

ITEM 1A
RISK FACTORS

Forward-Looking Statements and Risk Factors
This Quarterly Report on Form 10-Q contains forward-looking statements. All statements in this report, other than statements that are purely historical, are forward-looking statements. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “forecast,” “estimate,” “seek,” and similar expressions also identify forward-looking statements. In this report, forward-looking statements include, without limitation, the following:

•	our expectations and beliefs regarding future conduct and growth of the business;

•	our expectation of a shift in revenue as a result of late tax legislation;

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
We increasingly utilize the distribution platforms of third parties like Apple's App Store and Google Play for Android for the distribution of certain of our product offerings. Although we benefit from the strong brand recognition and large user base of these distribution platforms to attract new customers, the platform owners have wide discretion to change the pricing structure, terms of service and other policies with respect to us and other developers. Any adverse changes by these third parties could adversely affect our financial results.

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
Our acquisitions have resulted in significant expenses, including amortization and impairment of acquired technology and other acquired intangible assets, and impairment of goodwill. Total costs and expenses in these categories were approximately $53 million in fiscal 2012, $85 million in fiscal 2011, and $85 million in fiscal 2010. Although under current accounting rules goodwill is not amortized, we may incur impairment charges related to the goodwill already recorded and to goodwill arising out of future acquisitions. We test the impairment of goodwill annually in our fourth fiscal quarter or more frequently if indicators of impairment arise. The timing of the formal annual test may result in charges to our statement of operations in our fourth fiscal quarter that may not have been reasonably foreseen in prior periods. The total costs and expenses for fiscal 2011 included a goodwill and intangible asset impairment charge of $30 million for our Intuit Health reporting unit. We recorded the goodwill and intangible assets for that reporting unit on our balance sheet in May 2010 in connection with our acquisition of Medfusion, Inc. At January 31, 2013, we had $2.2 billion in goodwill and $187 million in net acquired intangible assets on our balance sheet, both of which may be subject to impairment charges in the future. New acquisitions, and any impairment of the value of acquired intangible assets, may have a significant negative impact on our future financial results.
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

ITEM 2
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS
Stock repurchase activity during the three months ended January 31, 2013 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans
November 1, 2012 through November 30, 2012	840,000	$59.55	840,000	$1,590,037,922
December 1, 2012 through December 31, 2012	779,800	$60.43	779,800	$1,542,914,795
January 1, 2013 through January 31, 2013	46,565	$61.33	46,565	$1,540,059,014
Total	1,666,365	$60.01	1,666,365

Notes:

1.
All of the shares purchased as part of publicly announced plans during the three months ended January 31, 2013 were purchased under a plan we announced on August 18, 2011 under which we are authorized to repurchase up to $2 billion of our common stock from time to time over a three-year period ending on August 15, 2014. At January 31, 2013, authorization from our Board of Directors to expend up to $1.5 billion remained available under that plan.

ITEM 6
EXHIBITS
We have filed the following exhibits as part of this report:

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference

10.01+	Form of Director Restricted Stock Units Initial Grant Agreement	X

10.02+	Form of Director Restricted Stock Units Initial Grant Agreement for Mid-Year Directors	X

10.03+	Form of Director Restricted Stock Units Succeeding Grant Agreement	X

10.04+	Form of Director Restricted Stock Units Succeeding Grant Agreement for Mid-Year Directors	X

10.05+	Form of Director Restricted Stock Units Conversion Grant Agreement	X

31.01	Certification of Chief Executive Officer	X

31.02	Certification of Chief Financial Officer	X

32.01*	Section 1350 Certification (Chief Executive Officer)	X

32.02*	Section 1350 Certification (Chief Financial Officer)	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase	X
________________________________

+	Indicates a management contract or compensatory plan or arrangement.
*	This exhibit is intended to be furnished and shall not be deemed “filed” for purposes of the Securities Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTUIT INC. (Registrant)
Date:	March 1, 2013	By:	/s/ R. NEIL WILLIAMS
R. Neil Williams
Senior Vice President and Chief Financial Officer (Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference

10.01+	Form of Director Restricted Stock Units Initial Grant Agreement	X

10.02+	Form of Director Restricted Stock Units Initial Grant Agreement for Mid-Year Directors	X

10.03+	Form of Director Restricted Stock Units Succeeding Grant Agreement	X

10.04+	Form of Director Restricted Stock Units Succeeding Grant Agreement for Mid-Year Directors	X

10.05+	Form of Director Restricted Stock Units Conversion Grant Agreement	X

31.01	Certification of Chief Executive Officer	X

31.02	Certification of Chief Financial Officer	X

32.01*	Section 1350 Certification (Chief Executive Officer)	X

32.02*	Section 1350 Certification (Chief Financial Officer)	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase	X
________________________________

+	Indicates a management contract or compensatory plan or arrangement.
*	This exhibit is intended to be furnished and shall not be deemed “filed” for purposes of the Securities Exchange Act of 1934, as amended.