Form 10-Q
period 2013-04-30
INTUIT INC
filed 2013-05-30
CIK 896878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 30, 2013
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 296,925,259 shares of Common Stock, $0.01 par value, were outstanding at May 23, 2013.

INTUIT INC.
FORM 10-Q

Intuit, the Intuit logo, QuickBooks, TurboTax, Lacerte, ProSeries, Quicken, and Mint, among others, are registered trademarks and/or registered service marks of Intuit Inc., or one of its subsidiaries, in the United States and other countries. Other parties’ marks are the property of their respective owners.

PART I
ITEM 1
FINANCIAL STATEMENTS

INTUIT INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
(In millions, except per share amounts)	April 30, 2013	April 30, 2012	April 30, 2013	April 30, 2012
Net revenue:
Product	$638	$598	$1,267	$1,239
Service and other	1,540	1,328	2,526	2,261
Total net revenue	2,178	1,926	3,793	3,500
Costs and expenses:
Cost of revenue:
Cost of product revenue	30	32	102	116
Cost of service and other revenue	152	162	459	444
Amortization of acquired technology	5	3	16	9
Selling and marketing	406	352	1,029	898
Research and development	177	163	534	490
General and administrative	108	101	315	288
Amortization of other acquired intangible assets	7	2	21	33
Goodwill and intangible asset impairment charge	46	—	46	—
Total costs and expenses	931	815	2,522	2,278
Operating income from continuing operations	1,247	1,111	1,271	1,222
Interest expense	(8)	(12)	(23)	(42)
Interest and other income, net	3	9	6	23
Income before income taxes	1,242	1,108	1,254	1,203
Income tax provision	420	372	412	404
Net income from continuing operations	822	736	842	799
Net income (loss) from discontinued operations	—	(2)	32	(11)
Net income	$822	$734	$874	$788

Basic net income per share from continuing operations	$2.77	$2.50	$2.84	$2.69
Basic net income (loss) per share from discontinued operations	—	(0.01)	0.11	(0.04)
Basic net income per share	$2.77	$2.49	$2.95	$2.65
Shares used in basic per share calculations	297	295	296	297

Diluted net income per share from continuing operations	$2.71	$2.43	$2.78	$2.61
Diluted net income (loss) per share from discontinued operations	—	(0.01)	0.11	(0.03)
Diluted net income per share	$2.71	$2.42	$2.89	$2.58
Shares used in diluted per share calculations	304	303	303	306

Dividends declared per common share	$0.17	$0.15	$0.51	$0.45
See accompanying notes.

INTUIT INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
(In millions)	April 30, 2013	April 30, 2012	April 30, 2013	April 30, 2012

Net income	$822	$734	$874	$788
Other comprehensive income, net of income taxes:
Unrealized losses on available-for-sale debt securities	—	—	—	(1)
Unrealized gains on available-for-sale equity securities	—	19	3	19
Foreign currency translation gains (losses)	—	1	1	(4)
Total other comprehensive income, net	—	20	4	14
Comprehensive income	$822	$754	$878	$802

See accompanying notes.

INTUIT INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions)	April 30, 2013	July 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$1,412	$393
Investments	583	351
Accounts receivable, net	312	183
Income taxes receivable	1	53
Deferred income taxes	136	184
Prepaid expenses and other current assets	72	69
Current assets before funds held for customers	2,516	1,233
Funds held for customers	184	290
Total current assets	2,700	1,523
Long-term investments	88	75
Property and equipment, net	588	567
Goodwill	2,159	2,200
Acquired intangible assets, net	165	213
Other assets	110	106
Total assets	$5,810	$4,684
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$231	$157
Accrued compensation and related liabilities	211	231
Deferred revenue	423	443
Income taxes payable	274	—
Other current liabilities	223	144
Current liabilities before customer fund deposits	1,362	975
Customer fund deposits	184	290
Total current liabilities	1,546	1,265
Long-term debt	499	499
Other long-term obligations	195	176
Total liabilities	2,240	1,940
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock and additional paid-in capital	3,245	3,018
Treasury stock, at cost	(5,038)	(4,911)
Accumulated other comprehensive income	29	25
Retained earnings	5,334	4,612
Total stockholders’ equity	3,570	2,744
Total liabilities and stockholders’ equity	$5,810	$4,684

See accompanying notes.

INTUIT INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

(In millions, except shares in thousands)	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders' Equity
Balance at July 31, 2012	295,289	$3,018	$(4,911)	$25	$4,612	$2,744
Components of comprehensive income:
Net income	—	—	—	—	874	874
Other comprehensive income, net of income taxes	—	—	—	4	—	4
Comprehensive income						878
Issuance of treasury stock under employee stock plans	6,274	20	165	—	—	185
Tax benefit from share-based compensation plans	—	65	—	—	—	65
Stock repurchases under stock repurchase programs	(4,820)	—	(292)	—	—	(292)
Cash dividends declared ($0.51 per share)	—	—	—	—	(152)	(152)
Share-based compensation expense	—	142	—	—	—	142
Balance at April 30, 2013	296,743	$3,245	$(5,038)	$29	$5,334	$3,570

(In millions, except shares in thousands)	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders' Equity
Balance at July 31, 2011	300,597	$2,886	$(4,316)	$15	$4,031	$2,616
Components of comprehensive income:
Net income	—	—	—	—	788	788
Other comprehensive income, net of income taxes	—	—	—	14	—	14
Comprehensive income						802
Issuance of treasury stock under employee stock plans	8,705	(63)	231	—	(8)	160
Tax benefit from share-based compensation plans	—	64	—	—	—	64
Stock repurchases under stock repurchase programs	(14,973)	—	(793)	—	—	(793)
Cash dividends declared ($0.45 per share)	—	—	—	—	(134)	(134)
Share-based compensation expense	—	120	—	—	—	120
Balance at April 30, 2012	294,329	$3,007	$(4,878)	$29	$4,677	$2,835

See accompanying notes.

INTUIT INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended		Nine Months Ended
(In millions)	April 30, 2013	April 30, 2012	April 30, 2013	April 30, 2012
Cash flows from operating activities:
Net income	$822	$734	$874	$788
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	42	42	124	130
Amortization of acquired intangible assets	15	10	45	55
Goodwill and intangible asset impairment charge	46	—	46	—
Share-based compensation expense	46	37	142	120
Pre-tax gain on sale of discontinued operations	—	—	(53)	—
Deferred income taxes	4	18	52	1
Tax benefit from share-based compensation plans	9	19	65	64
Excess tax benefit from share-based compensation plans	(9)	(19)	(65)	(62)
Other	3	1	12	3
Total adjustments	156	108	368	311
Changes in operating assets and liabilities:
Accounts receivable	229	297	(129)	(124)
Prepaid expenses, income taxes receivable and other assets	194	102	49	84
Accounts payable	18	(4)	76	80
Accrued compensation and related liabilities	28	42	(20)	(5)
Deferred revenue	(228)	(218)	(11)	(36)
Income taxes payable	273	256	274	257
Other liabilities	(43)	(39)	79	73
Total changes in operating assets and liabilities	471	436	318	329
Net cash provided by operating activities	1,449	1,278	1,560	1,428
Cash flows from investing activities:
Purchases of available-for-sale debt securities	(465)	(149)	(675)	(492)
Sales of available-for-sale debt securities	89	116	279	382
Maturities of available-for-sale debt securities	70	49	165	138
Net change in money market funds and other cash equivalents held to satisfy customer fund obligations	100	5	106	89
Net change in customer fund deposits	(100)	(5)	(106)	(89)
Purchases of property and equipment	(32)	(33)	(147)	(125)
Proceeds from divestiture of businesses	—	—	60	—
Other	(7)	—	(29)	15
Net cash used in investing activities	(345)	(17)	(347)	(82)
Cash flows from financing activities:
Repayment of debt	—	(500)	—	(500)
Net proceeds from issuance of treasury stock under employee stock plans	44	54	185	160
Purchases of treasury stock	(92)	(207)	(292)	(793)
Cash dividends paid to stockholders	(51)	(45)	(152)	(134)
Excess tax benefit from share-based compensation plans	9	19	65	62
Net cash used in financing activities	(90)	(679)	(194)	(1,205)
Effect of exchange rates on cash and cash equivalents	(1)	—	—	(4)
Net increase in cash and cash equivalents	1,013	582	1,019	137
Cash and cash equivalents at beginning of period	399	277	393	722
Cash and cash equivalents at end of period	$1,412	$859	$1,412	$859

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
These unaudited condensed consolidated financial statements and accompanying notes should be read together with the audited consolidated financial statements in Item 8 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2012. Results for the nine months ended April 30, 2013 do not necessarily indicate the results we expect for the fiscal year ending July 31, 2013 or any other future period.
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
Significant Accounting Policies
We describe our significant accounting policies in Note 1 to the financial statements in Item 8 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2012. There have been no changes to our significant accounting policies during the first nine months of fiscal 2013.
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
The following table presents the composition of shares used in the computation of basic and diluted net income per share for the periods indicated.

	Three Months Ended		Nine Months Ended
(In millions, except per share amounts)	April 30, 2013	April 30, 2012	April 30, 2013	April 30, 2012
Numerator:
Net income from continuing operations	$822	$736	$842	$799
Net income (loss) from discontinued operations	—	(2)	32	(11)
Net income	$822	$734	$874	$788

Denominator:
Shares used in basic per share amounts:
Weighted average common shares outstanding	297	295	296	297

Shares used in diluted per share amounts:
Weighted average common shares outstanding	297	295	296	297
Dilutive common equivalent shares from stock options
and restricted stock awards	7	8	7	9
Dilutive weighted average common shares outstanding	304	303	303	306

Basic and diluted net income per share:
Basic net income per share from continuing operations	$2.77	$2.50	$2.84	$2.69
Basic net income (loss) per share from discontinued operations	—	(0.01)	0.11	(0.04)
Basic net income per share	$2.77	$2.49	$2.95	$2.65

Diluted net income per share from continuing operations	$2.71	$2.43	$2.78	$2.61
Diluted net income (loss) per share from discontinued operations	—	(0.01)	0.11	(0.03)
Diluted net income per share	$2.71	$2.42	$2.89	$2.58

Shares excluded from computation of diluted net income per share:
Weighted average stock options and restricted stock units excluded from computation due to anti-dilutive effect	3	—	3	3
Concentration of Credit Risk and Significant Customers
No customer accounted for 10% or more of total net revenue in the three or nine months ended April 30, 2013 or April 30, 2012. No customer accounted for 10% or more of gross accounts receivable at April 30, 2013 or July 31, 2012.
Recent Accounting Pronouncements
ASU 2013-02, "Comprehensive Income (Topic 220)"
In February 2013 the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” This update amends Accounting Standards Codification (ASC) Topic 220, “Comprehensive Income,” to require reporting entities to provide information about the amounts reclassified from accumulated other comprehensive income by component. In addition, reporting entities will be required to present, either on the face of the statement of operations or in the footnotes to the financial statements, significant amounts reclassified from accumulated other comprehensive income by statement of operations line item. ASU 2013-02 is effective prospectively for reporting periods beginning after December 15, 2012, which means that it will be effective for our fiscal year beginning August 1, 2013. We do not believe that adoption of ASU 2013-02 will have a significant impact on our consolidated financial statements.

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

	April 30, 2013				July 31, 2012
(In millions)	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Cash equivalents, primarily money market funds	$1,198	$—	$—	$1,198	$333	$—	$—	$333
Available-for-sale debt securities:
Municipal bonds	—	428	—	428	—	260	—	260
Municipal auction rate securities	—	—	33	33	—	—	41	41
Corporate notes	—	242	—	242	—	142	—	142
U.S. agency securities	—	88	—	88	—	124	—	124
Available-for-sale corporate equity securities	38	—	—	38	33	—	—	33
Total available-for-sale securities	38	758	33	829	33	526	41	600
Total assets measured at fair value on a recurring basis	$1,236	$758	$33	$2,027	$366	$526	$41	$933
Liabilities:
Senior notes (1)	$—	$575	$—	$575	$—	$582	$—	$582
______________________________

(1)	Carrying value on our balance sheet at April 30, 2013 was $499 million and at July 31, 2012 was $499 million. See Note 6.

The following table summarizes our cash equivalents and available-for-sale debt and equity securities by balance sheet classification and level in the fair value hierarchy at the dates indicated.

	April 30, 2013				July 31, 2012
(In millions)	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents:
In cash and cash equivalents	$1,189	$—	$—	$1,189	$219	$—	$—	$219
In funds held for customers	9	—	—	9	114	—	—	114
Total cash equivalents	$1,198	$—	$—	$1,198	$333	$—	$—	$333
Available-for-sale securities:
In investments	$—	$583	$—	$583	$—	$351	$—	$351
In funds held for customers	—	175	—	175	—	175	—	175
In long-term investments	38	—	33	71	33	—	41	74
Total available-for-sale securities	$38	$758	$33	$829	$33	$526	$41	$600

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
Financial assets whose fair values we measure using significant unobservable (Level 3) inputs consist of municipal auction rate securities that are no longer liquid. There were no transfers between Level 1, Level 2, and Level 3 of the fair value hierarchy during the nine months ended April 30, 2013.
The following table presents a reconciliation of activity for our Level 3 assets for the nine months ended April 30, 2013.

Nine Months
Ended
(In millions)	April 30, 2013
Beginning balance	$41
Redemptions at par	(8)
Ending balance	$33

We estimated the fair values of these municipal auction rate securities at April 30, 2013 and July 31, 2012 using a discounted cash flow model whose key inputs included the projected future interest rates; the likely timing of principal repayments; publicly available pricing data for recently issued student loan backed securities that are not subject to auctions; and the impact of the reduced liquidity for auction rate securities. Any significant changes in the inputs to the model may have a significant impact on the estimated fair values of these securities.

Using our discounted cash flow model we determined that the fair values of the municipal auction rate securities we held at April 30, 2013 were approximately equal to their par values. As a result, we recorded no decrease in the fair values of those securities for the nine months then ended. These securities are included in long-term investments on our balance sheets at

April 30, 2013 and July 31, 2012 based on the maturities of the underlying securities at those dates. We do not intend to sell our municipal auction rate securities and it is not more likely than not that we will be required to sell them before recovery at par, which may be at maturity. Based on our expected operating cash flows and our other sources of cash, we do not believe that the reduction in liquidity of our municipal auction rate securities will have a material impact on our overall ability to meet our liquidity needs.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
Assets measured at fair value on a non-recurring basis include reporting units measured at fair value in a goodwill impairment test. Estimates of fair value for reporting units fall under Level 3 of the fair value hierarchy.
In March 2013 the largest customer for our Intuit Health business acquired a company that offers similar solutions and competes with us directly in that market space. As a result, we performed an interim impairment test of goodwill and acquired intangible assets during the third quarter of fiscal 2013. We concluded that the carrying amounts of goodwill and certain definite-lived acquired intangible assets associated with our Intuit Health business were impaired and recorded an impairment charge of $46 million that reduced the carrying value of those assets to zero. For goodwill, the amount of the impairment charge was determined by comparing the carrying value of goodwill assigned to the reporting unit with the implied fair value of the goodwill. We used a weighted combination of a discounted cash flow model (income approach) and comparisons to publicly traded companies engaged in similar businesses (market approach) to estimate the fair value of our Intuit Health reporting unit. Key assumptions that we used in the income approach included the amount and timing of estimated future cash flows to be generated by the business over an extended period of time, long-term growth rates for the business, and a rate of return that considered the relative risk of achieving the cash flows and the time value of money. For the market approach, we estimated the fair value of the reporting unit based on market multiples of revenue, operating income, and earnings for comparable publicly traded companies engaged in similar businesses. For those acquired intangible assets where the unamortized balances exceeded the undiscounted future net cash flows, we measured the amount of the impairment by calculating the amount by which the carrying values exceeded the estimated fair values, which were based on projected discounted future net cash flows. We believe that the assumptions used to determine the impairment amounts for the goodwill and acquired intangible assets for this business unit are reasonable. Intuit Health is part of our Other Businesses reportable segment.

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

	April 30, 2013		July 31, 2012
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Classification on balance sheets:
Cash and cash equivalents	$1,412	$1,412	$393	$393
Investments	583	583	350	351
Funds held for customers	184	184	289	290
Long-term investments	55	88	47	75
Total cash and cash equivalents, investments, and funds held for customers	$2,234	$2,267	$1,079	$1,109

The following table summarizes our cash and cash equivalents, investments and funds held for customers by investment category at the dates indicated.

	April 30, 2013		July 31, 2012
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Type of issue:
Total cash and cash equivalents	$1,421	$1,421	$508	$508
Available-for-sale debt securities:
Municipal bonds	429	428	259	260
Municipal auction rate securities	33	33	41	41
Corporate notes	241	242	141	142
U.S. agency securities	88	88	124	124
Total available-for-sale debt securities	791	791	565	567
Available-for-sale corporate equity securities	5	38	5	33
Other long-term investments	17	17	1	1
Total cash and cash equivalents, investments, and funds held for customers	$2,234	$2,267	$1,079	$1,109

We use the specific identification method to compute gains and losses on investments. We include realized gains and losses on our available-for-sale debt securities in interest and other income, net in our statements of operations. Gross realized gains and losses on our available-for-sale debt securities for the nine months ended April 30, 2013 and April 30, 2012 were not significant.
We accumulate unrealized gains and losses on our available-for-sale debt and equity securities, net of income taxes, in accumulated other comprehensive income in the stockholders’ equity section of our balance sheets. Gross unrealized gains and losses on our available-for-sale debt securities at April 30, 2013 and July 31, 2012 were not significant. The cumulative gross unrealized gain on our available-for-sale corporate equity security was approximately $33 million at April 30, 2013.
We periodically review our investment portfolios to determine if any investment is other-than-temporarily impaired due to changes in credit risk or other potential valuation concerns. We believe that the investments we held at April 30, 2013 were not other-than-temporarily impaired. Unrealized losses at April 30, 2013 were not significant and were due to changes in interest rates, including market credit spreads, and not due to increased credit risks associated with specific securities. We do not intend to sell these investments and it is not more likely than not that we will be required to sell them before recovery at par, which may be at maturity.
The following table summarizes our available-for-sale debt securities classified by the stated maturity date of the security at the dates indicated.

	April 30, 2013		July 31, 2012
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$207	$207	$218	$218
Due within two years	200	200	134	135
Due within three years	220	220	131	132
Due after three years	164	164	82	82
Total available-for-sale debt securities	$791	$791	$565	$567

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
We have segregated the operating results of Intuit Websites from continuing operations in our statements of operations for all periods prior to the sale. Net revenue from Intuit Websites was $9 million for the nine months ended April 30, 2013. Net revenue from Intuit Websites was $19 million for the three months ended April 30, 2012 and $57 million for the nine months ended April 30, 2012.
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
Unsecured Revolving Credit Facility
On February 17, 2012 we entered into an agreement with certain institutional lenders for a $500 million unsecured revolving credit facility that will expire on February 17, 2017. Advances under the credit facility will accrue interest at rates that are equal to, at our election, either JP Morgan's alternate base rate plus a margin that ranges from 0.0% to 0.5% or LIBOR plus a margin that ranges from 0.9% to 1.5%. Actual margins under either election will be based on our senior debt credit ratings. The agreement includes customary affirmative and negative covenants, including financial covenants that require us to maintain a ratio of total debt to annual earnings before interest, taxes, depreciation and amortization (EBITDA) of not greater than 3.25 to 1.00 as of any date and a ratio of annual EBITDA to interest payable of not less than 3.00 to 1.00 as of the last day of each fiscal quarter. We remained in compliance with these covenants at all times during the quarter ended April 30, 2013. We may use amounts borrowed under this credit facility for general corporate purposes, including future acquisitions. To date we have not borrowed under this credit facility.
Other Current Liabilities
Other current liabilities were as follows at the dates indicated:

(In millions)	April 30, 2013	July 31, 2012
Reserve for product returns	$53	$19
Reserve for rebates	56	17
Current portion of license fee payable	—	10
Current portion of deferred rent	8	8
Interest payable	3	10
Executive deferred compensation plan liabilities	64	56
Other	39	24
Total other current liabilities	$223	$144

The balances of several of our other current liabilities, particularly our reserves for product returns and rebates, are affected by the seasonality of our business. See Note 1, “Description of Business and Summary of Significant Accounting Policies – Seasonality,” for more information.

6.	Long-Term Obligations
Long-Term Debt
On March 12, 2007 we issued $500 million of 5.40% senior unsecured notes due on March 15, 2012 (the 2012 Notes) and $500 million of 5.75% senior unsecured notes due on March 15, 2017 (the 2017 Notes) (together, the Notes), for a total principal amount of $1 billion. In March 2012 we repaid the 2012 Notes when they became due using cash from operations. We carried the 2017 Notes at face value less the unamortized discount in long-term debt on our balance sheets at April 30, 2013 and July 31, 2012. The 2017 Notes are redeemable by Intuit at any time, subject to a make-whole premium, and include covenants that limit our ability to grant liens on our facilities and to enter into sale and leaseback transactions, subject to significant allowances. We paid $29 million in cash for interest on the 2017 Notes during the nine months ended April 30, 2013 and $56 million in cash for interest on the Notes during the nine months ended April 30, 2012.
Other Long-Term Obligations
Other long-term obligations were as follows at the dates indicated:

(In millions)	April 30, 2013	July 31, 2012
Total deferred rent	$55	$53
Total license fee payable	47	54
Long-term deferred revenue	43	42
Long-term income tax liabilities	36	41
Long-term deferred income tax liabilities	16	—
Other	7	5
Total long-term obligations	204	195
Less current portion (included in other current liabilities)	(9)	(19)
Long-term obligations due after one year	$195	$176

7.	Income Taxes
Effective Tax Rate
We compute our provision for or benefit from income taxes by applying the estimated annual effective tax rate to income or loss from recurring operations and adding the effects of any discrete income tax items specific to the period.
In January 2013 the American Taxpayer Relief Act of 2012 was signed into law. The Act includes a reinstatement of the federal research and experimentation credit through December 31, 2013 that was retroactive to January 1, 2012. We recorded a discrete tax benefit for the retroactive effect during the nine months ended April 30, 2013.
Our effective tax rate for the three months ended April 30, 2013 was approximately 34% and for the nine months ended April 30, 2013 was approximately 33% and these rates did not differ significantly from the federal statutory rate of 35%. The benefits we received from the domestic production activities deduction and the federal research and experimentation credit were substantially offset by state income taxes in both periods.
Our effective tax rate for the three and nine months ended April 30, 2012 was approximately 34% and did not differ significantly from the federal statutory rate of 35%. The benefits we received from the domestic production activities deduction and the federal research and experimentation credit were substantially offset by state income taxes in both periods.
Unrecognized Tax Benefits and Other Considerations
The total amount of our unrecognized tax benefits at July 31, 2012 was $38 million. Net of related deferred tax assets, unrecognized tax benefits were $28 million at that date. If we were to recognize these net benefits, our income tax expense would reflect a favorable net impact of $28 million. There were no material changes to these amounts during the nine months ended April 30, 2013. We do not believe that it is reasonably possible that there will be a significant increase or decrease in our unrecognized tax benefits over the next 12 months.

8.	Stockholders’ Equity
Stock Repurchase Programs
Intuit’s Board of Directors has authorized a series of common stock repurchase programs. Shares of common stock repurchased under these programs become treasury shares. We repurchased 4.8 million shares for $292 million under these programs during the nine months ended April 30, 2013 and 15.0 million shares for $793 million under these programs during the nine months ended April 30, 2012. At April 30, 2013, we had authorization from our Board of Directors to expend up to an additional $1.4 billion for stock repurchases through August 15, 2014. Future stock repurchases under the current program are at the discretion of management, and authorization of future stock repurchase programs is subject to the final determination of our Board of Directors.
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
Dividends on Common Stock
During the nine months ended April 30, 2013 we declared and paid quarterly cash dividends that totaled $0.51 per share of outstanding common stock or approximately $152 million. In May 2013 our Board of Directors declared a quarterly cash dividend of $0.17 per share of outstanding common stock payable on July 18, 2013 to stockholders of record at the close of business on July 10, 2013. Future declarations of dividends and the establishment of future record dates and payment dates are subject to the final determination of our Board of Directors.
Share-Based Compensation Expense
The following table summarizes the total share-based compensation expense that we recorded for the periods shown.

	Three Months Ended		Nine Months Ended
(In millions, except per share amounts)	April 30, 2013	April 30, 2012	April 30, 2013	April 30, 2012
Cost of revenue	$2	$1	$6	$4
Selling and marketing	16	14	51	43
Research and development	14	11	42	37
General and administrative	14	11	43	36
Total share-based compensation expense	46	37	142	120
Income tax benefit	(15)	(12)	(47)	(39)
Decrease in net income	$31	$25	$95	$81
Decrease in net income per share:
Basic	$0.10	$0.08	$0.32	$0.27
Diluted	$0.10	$0.08	$0.31	$0.26

Share-Based Awards Available for Grant
A summary of share-based awards available for grant under our 2005 Equity Incentive Plan for the nine months ended April 30, 2013 was as follows:

(Shares in thousands)	Shares Available for Grant
Balance at July 31, 2012	21,760
Options granted	(196)
Restricted stock units granted (1)	(1,343)
Share-based awards canceled/forfeited/expired (1)(2)	1,885
Balance at April 30, 2013	22,106
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

Stock Option Activity and Related Share-Based Compensation Expense
A summary of stock option activity for the nine months ended April 30, 2013 was as follows:

	Options Outstanding
(Shares in thousands)	Number of Shares	Weighted Average Exercise Price Per Share
Balance at July 31, 2012	18,061	$37.49
Options granted	196	61.54
Options exercised	(4,982)	32.66
Options canceled or expired	(502)	44.04
Balance at April 30, 2013	12,773	$39.49

Exercisable at April 30, 2013	8,108	$33.22

At April 30, 2013, there was approximately $45 million of unrecognized compensation cost related to non-vested stock options that we expect to recognize as expense in the future. We will adjust unrecognized compensation cost for future changes in estimated forfeitures. We expect to recognize that cost over a weighted average vesting period of 1.9 years.
Restricted Stock Unit Activity and Related Share-Based Compensation Expense
A summary of restricted stock unit activity for the nine months ended April 30, 2013 was as follows:

	Restricted Stock Units
(Shares in thousands)	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at July 31, 2012	9,607	$46.79
Granted	584	61.32
Vested	(1,035)	36.67
Forfeited	(670)	47.83
Nonvested at April 30, 2013	8,486	$48.94

At April 30, 2013, there was approximately $192 million of unrecognized compensation cost related to non-vested RSUs and restricted stock that we expect to recognize as expense in the future. We will adjust unrecognized compensation cost for future changes in estimated forfeitures. We expect to recognize that cost over a weighted average vesting period of 2.0 years.

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

	Three Months Ended		Nine Months Ended
(In millions)	April 30, 2013	April 30, 2012	April 30, 2013	April 30, 2012
Net revenue:
Financial Management Solutions	$221	$178	$609	$506
Employee Management Solutions	144	129	423	378
Payment Solutions	120	107	351	300
Consumer Tax	1,221	1,072	1,473	1,408
Accounting Professionals	257	236	412	394
Financial Services	99	91	285	272
Other Businesses	116	113	240	242
Total net revenue	$2,178	$1,926	$3,793	$3,500

Operating income from continuing operations:
Financial Management Solutions	$94	$75	$227	$195
Employee Management Solutions	90	81	260	228
Payment Solutions	37	25	83	72
Consumer Tax	977	845	974	931
Accounting Professionals	211	194	273	261
Financial Services	23	23	58	66
Other Businesses	56	49	72	58
Total segment operating income	1,488	1,292	1,947	1,811
Unallocated corporate items:
Share-based compensation expense	(46)	(37)	(142)	(120)
Other common expenses	(137)	(139)	(451)	(427)
Amortization of acquired technology	(5)	(3)	(16)	(9)
Amortization of other acquired intangible assets	(7)	(2)	(21)	(33)
Goodwill and intangible asset impairment charge	(46)	—	(46)	—
Total unallocated corporate items	(241)	(181)	(676)	(589)
Total operating income from continuing operations	$1,247	$1,111	$1,271	$1,222

11.	Subsequent Event
On May 20, 2013 Intuit announced a strategic organizational realignment. The new structure comes as the Company increases its focus on two strategic outcomes: being the world’s small business operating system, and providing winning solutions to do the nations’ taxes in the U.S. and Canada. Effective August 1, 2013 the Company will be organized into the following key business units: Small Business Financial Solutions and Small Business Management Solutions, Consumer Tax, Consumer Ecosystem, Accounting Professionals, and Financial Services. The company's international small business and tax businesses will be centralized into these respective business units and all lines of business will be managed on a global basis in the future. We are assessing the impact that these changes will have on our reporting segments.

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
On May 20, 2013 Intuit announced a strategic organizational realignment. The new structure comes as the Company increases its focus on two strategic outcomes: being the world’s small business operating system, and providing winning solutions to do the nations’ taxes in the U.S. and Canada. Effective August 1, 2013 the Company will be organized into the following key business units: Small Business Financial Solutions and Small Business Management Solutions, Consumer Tax, Consumer Ecosystem, Accounting Professionals, and Financial Services. The company's international small business and tax businesses will be centralized into these respective business units and all lines of business will be managed on a global basis in the future. We are assessing the impact that these changes will have on our segment reporting.
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
Total net revenue for the first nine months of fiscal 2013 was $3.8 billion, an increase of 8% compared with the same period of fiscal 2012. Our Small Business Group and Consumer Tax segment were the key drivers of revenue growth in the first nine months of fiscal 2013. Revenue in our Small Business Group grew 17% compared with the same period a year ago due to growth in connected services offerings and our May 2012 acquisition of Demandforce. Revenue in our Consumer Tax segment grew 5% in the first nine months of fiscal 2013 due to 4% growth in paid federal units.
Operating income from continuing operations for the first nine months of fiscal 2013 was $1.3 billion, an increase of 4% compared with the same period of fiscal 2012. Higher revenue was partially offset by higher costs and expenses, including higher expenses for staffing, advertising and other marketing programs, and share-based compensation. We also recorded a $46 million charge for the impairment of goodwill and intangible assets in our Intuit Health business in the third quarter of fiscal 2013. Net income from continuing operations increased 5% in the first nine months of fiscal 2013 compared with the same period of fiscal 2012 due to the higher operating income and lower interest expense. Diluted net income per share from continuing operations for the first nine months of fiscal 2013 increased 7% to $2.78, in line with the increase in net income.
We ended the first nine months of fiscal 2013 with cash, cash equivalents and investments totaling $2.0 billion. During the first nine months of fiscal 2013 we generated cash from operations, from the issuance of common stock under employee stock plans, and from the sale of our Intuit Websites business. During the same period we used cash for the repurchase of shares of our common stock under our stock repurchase programs, for the payment of cash dividends, and for capital expenditures. At April 30, 2013, we had authorization from our Board of Directors to expend up to an additional $1.4 billion for stock repurchases through August 15, 2014.

Critical Accounting Policies and Estimates
In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant impact on our net revenue, operating income or loss, and net income or loss, as well as on the value of certain assets and liabilities on our balance sheet. We believe that the estimates, assumptions and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2012 have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. We believe that there were no significant changes in those critical accounting policies and estimates during the first nine months of fiscal 2013. Senior management has reviewed the development and selection of our critical accounting policies and estimates and their disclosure in this Quarterly Report on Form 10-Q with the Audit and Risk Committee of our Board of Directors.

Goodwill, Intangible Assets, and Other Long-Lived Assets - Impairment Assessments

In March 2013 the largest customer for our Intuit Health business acquired a company that offers similar solutions and competes with us directly in that market space. As a result, we performed an interim impairment test of goodwill and acquired intangible assets during the third quarter of fiscal 2013. We concluded that the carrying amounts of goodwill and certain definite-lived acquired intangible assets associated with our Intuit Health business were impaired and recorded an impairment charge of $46 million that reduced the carrying value of those assets to zero. We used the methodology described in “Fair Value Measurements – Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis” in Note 2 to the financial statements in this Report to determine the amounts of the impairment for those assets. Intuit Health is part of our Other Businesses reportable segment.

Results of Operations
Financial Overview

(Dollars in millions, except per share amounts)	Q3 FY13	Q3 FY12	$ Change	% Change	YTD Q3 FY13	YTD Q3 FY12	$ Change	% Change
Total net revenue	$2,178	$1,926	$252	13%	$3,793	$3,500	$293	8%
Operating income from continuing operations	1,247	1,111	136	12%	1,271	1,222	49	4%
Net income from continuing operations	822	736	86	12%	842	799	43	5%
Diluted net income per share from continuing operations	$2.71	$2.43	$0.28	12%	$2.78	$2.61	$0.17	7%

Current Fiscal Quarter
Total net revenue increased $252 million or 13% in the third quarter of fiscal 2013 compared with the same quarter of fiscal 2012. Revenue was up 17% in our Small Business Group. Financial Management Solutions segment revenue increased 24%, or 12% excluding revenue from Demandforce, which we acquired in May 2012. Higher organic revenue in this segment was driven by continuing growth in QuickBooks Online revenue. Employee Management Solutions segment revenue increased 11% due to customer growth, improved customer adoption of payroll direct deposit services, and price increases for desktop payroll customers. Payment Solutions segment revenue increased 13% due to fee structure changes and higher total card transaction volume. In our tax businesses, Consumer Tax segment revenue increased 14% and Accounting Professionals segment revenue grew 9%. The Internal Revenue Service began accepting federal income tax returns about two weeks later than in the previous tax season, which we believe contributed to a shift of some Consumer Tax revenue from the second quarter of fiscal 2013 to the third quarter of fiscal 2013. See “Business Segment Results” later in this Item 2 for more information about the results for all of our business segments.
Operating income from continuing operations increased 12% in the third quarter of fiscal 2013 compared with the same quarter of fiscal 2012 due to the increase in revenue described above partially offset by higher costs and operating expenses. Total operating expenses increased $126 million in the fiscal 2013 quarter due in part to higher expenses for advertising and other marketing programs in our Financial Management Solutions and Consumer Tax segments. We also recorded a $46 million charge to operating expense for the impairment of goodwill and intangible assets in our Intuit Health business. See “Operating Expenses” later in this Item 2 for more information.
Net income from continuing operations and diluted net income per share from continuing operations for the third quarter of fiscal 2013 increased 12% compared with the same quarter of fiscal 2012, in line with the increase in operating income for that quarter.
Fiscal Year to Date
Total net revenue increased $293 million or 8% in the first nine months of fiscal 2013 compared with the same period of fiscal 2012. Revenue was up 17% in our Small Business Group. Financial Management Solutions segment revenue increased 20%, or 9% excluding revenue from Demandforce, which we acquired in May 2012. Higher organic revenue in this segment was driven by continuing growth in QuickBooks Online revenue. Employee Management Solutions segment revenue increased 12% due to customer growth, improved customer adoption of payroll direct deposit services, and price increases for desktop payroll customers. Payment Solutions segment revenue increased 17% due to fee structure changes and higher total card transaction volume. In our tax businesses, Consumer Tax segment revenue increased 5% due to 4% growth in paid federal units. Accounting Professionals segment revenue grew 4% due to customer growth and price increases in our professional tax business, and higher QuickBooks Premier Accountant Edition revenue. See “Business Segment Results” later in this Item 2 for more information about the results for all of our business segments.
Operating income from continuing operations increased 4% in the first nine months of fiscal 2013 compared with the same period of fiscal 2012. The increase in revenue described above was partially offset by higher costs and operating expenses. Total operating expenses increased $236 million in the fiscal 2013 period due to higher expenses for staffing, for advertising and other marketing programs in our Financial Management Solutions and Consumer Tax segments, and for share-based compensation. We also recorded a $46 million charge to operating expense for the impairment of goodwill and intangible assets in our Intuit Health business. See “Operating Expenses” later in this Item 2 for more information.
Net income from continuing operations increased 5% in the first nine months of fiscal 2013 compared with the same period of fiscal 2012 due primarily to the increase in operating income. Interest expense was also lower in the fiscal 2013 period due to the repayment of debt in fiscal 2012. We recorded a $10 million gain on the sale of a stock warrant in interest and other income in the first quarter of fiscal 2012. See “Non-Operating Income and Expenses – Interest Expense” and “Interest and Other Income, Net,” later in this Item 2 for more information. Diluted net income per share from continuing operations for the first nine months of fiscal 2013 increased 7% to $2.78, in line with the increase in net income for that period.
Business Segment Results
The information below is organized in accordance with our seven reportable business segments. All of our business segments except Other Businesses operate primarily in the United States and sell primarily to customers in the United States. International total net revenue was less than 5% of consolidated total net revenue for all periods presented.
Segment operating income or loss is segment net revenue less segment cost of revenue and operating expenses. See “Executive Overview – Industry Trends and Seasonality” earlier in this Item 2 for a description of the seasonality of our business. Segment expenses do not include certain costs, such as corporate selling and marketing, product development, and general and administrative expenses and share-based compensation expenses, which are not allocated to specific segments. These unallocated costs totaled $593 million in the first nine months of fiscal 2013 and $547 million in the first nine months of fiscal 2012. Unallocated costs increased in the fiscal 2013 period due to increases in corporate product development and selling and marketing expenses in support of the growth of our businesses, and to a lesser extent to increases in share-based compensation expenses. Segment expenses also do not include amortization of acquired technology, amortization of other acquired intangible assets, and goodwill and intangible asset impairment charges. See Note 10 to the financial statements in Part I, Item 1 of this report for reconciliations of total segment operating income or loss to consolidated operating income or loss for each fiscal period presented.
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
Financial Management Solutions

(Dollars in millions)	Q3 FY13	Q3 FY12	% Change	YTD Q3 FY13	YTD Q3 FY12	% Change
Product revenue	$117	$111		$318	$316
Service and other revenue	104	67		291	190
Total segment revenue	$221	$178	24%	$609	$506	20%
% of total revenue	10%	9%		16%	14%

Segment operating income	$94	$75	27%	$227	$195	16%
% of related revenue	43%	41%		37%	39%

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
FMS total net revenue increased $43 million or 24% in the third quarter of fiscal 2013 and $103 million or 20% in the first nine months of fiscal 2013 compared with the same periods of fiscal 2012. When adjusted to exclude revenue from Demandforce, which we acquired in May 2012, FMS revenue was 12% higher in the third quarter of fiscal 2013 and 9% higher in the first nine months of fiscal 2013. Total U.S. QuickBooks customers were up 6% while U.S. QuickBooks Online subscribers grew 24%, driving the organic revenue growth in this segment in both fiscal 2013 periods. QuickBooks desktop units were up slightly in the third quarter of fiscal 2013 and down 8% in the first nine months of fiscal 2013 compared with the same periods of fiscal 2012 due to a continuing trend toward customer adoption of our online QuickBooks offerings.
FMS segment operating income as a percentage of related revenue increased slightly in the third quarter of fiscal 2013 and decreased slightly in the first nine months of fiscal 2013 compared with the same periods of fiscal 2012. The increases in segment revenue described above were partially offset by higher segment costs and expenses that included costs and expenses for Demandforce. For the first nine months of fiscal 2013 staffing expenses were about $55 million higher, driven by an increase in headcount. Advertising and other marketing program expenses also increased.
Employee Management Solutions

(Dollars in millions)	Q3 FY13	Q3 FY12	% Change	YTD Q3 FY13	YTD Q3 FY12	% Change
Product revenue	$74	$70		$219	$207
Service and other revenue	70	59		204	171
Total segment revenue	$144	$129	11%	$423	$378	12%
% of total revenue	7%	7%		11%	11%

Segment operating income	$90	$81	11%	$260	$228	14%
% of related revenue	62%	62%		61%	60%

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

EMS total net revenue increased $15 million or 11% in the third quarter of fiscal 2013 and $45 million or 12% in the first nine months of fiscal 2013 compared with the same periods of fiscal 2012. Revenue was higher in the fiscal 2013 periods due to customer growth in our Enhanced desktop payroll and online payroll solutions, improved customer adoption of payroll direct deposit services, and price increases for desktop payroll customers. At April 30, 2013, total U.S. payroll customers were up 3% while U.S. online payroll customers were up 20% compared with April 30, 2012.
EMS segment operating income as a percentage of related revenue was flat in the third quarter of fiscal 2013 and increased slightly in the first nine months of fiscal 2013 compared with the same periods of fiscal 2012. Segment operating income was consistent in these periods due to the increases in segment revenue described above and relatively stable segment operating expenses.
Payment Solutions

(Dollars in millions)	Q3 FY13	Q3 FY12	% Change	YTD Q3 FY13	YTD Q3 FY12	% Change
Product revenue	$7	$7		$20	$19
Service and other revenue	113	100		331	281
Total segment revenue	$120	$107	13%	$351	$300	17%
% of total revenue	5%	5%		9%	9%

Segment operating income	$37	$25	42%	$83	$72	14%
% of related revenue	31%	25%		24%	24%

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
Payment Solutions total net revenue increased $13 million or 13% in the third quarter of fiscal 2013 and $51 million or 17% in the first nine months of fiscal 2013 compared with the same periods of fiscal 2012. Higher revenue in the fiscal 2013 periods was driven by fee structure changes and 6% higher U.S. total credit and debit card transaction volume. Our U.S. merchant customer base grew 10% in the first nine months of fiscal 2013 compared with the same period of fiscal 2012.
Payment Solutions segment operating income as a percentage of related revenue increased in the third quarter of fiscal 2013 and was flat in the first nine months of fiscal 2013 compared with the same periods of fiscal 2012. The increases in segment revenue described above were partially offset by higher segment costs and expenses, including higher staffing expenses associated with an increase in headcount and higher chargeback losses from mobile offerings in cost of revenue in the first half of the fiscal year.
Consumer Tax

(Dollars in millions)	Q3 FY13	Q3 FY12	% Change	YTD Q3 FY13	YTD Q3 FY12	% Change
Product revenue	$152	$139		$213	$213
Service and other revenue	1,069	933		1,260	1,195
Total segment revenue	$1,221	$1,072	14%	$1,473	$1,408	5%
% of total revenue	56%	56%		39%	40%

Segment operating income (loss)	$977	$845	16%	$974	$931	5%
% of related revenue	80%	79%		66%	66%

Consumer Tax product revenue is derived primarily from TurboTax federal and state consumer and small business desktop tax return preparation software. Consumer Tax service and other revenue is derived primarily from TurboTax Online tax return preparation services and electronic tax filing services.
Consumer Tax segment revenue increased $149 million or 14% in the third quarter of fiscal 2013 compared with the same quarter of fiscal 2012. The Internal Revenue Service began accepting federal income tax returns about two weeks later than in the previous tax season, which we believe contributed to a shift of some Consumer Tax revenue from the second quarter of fiscal 2013 to the third quarter of fiscal 2013. Consumer Tax segment revenue increased $65 million or 5% in the first nine months of fiscal 2013 compared with the same period of fiscal 2012 due to 4% growth in paid federal units. Online federal units represented approximately 77% of total TurboTax federal units for the 2012 tax season, up slightly from approximately 76% for the comparable portion of the 2011 tax season.
Consumer Tax segment operating income as a percentage of related revenue was flat in the first nine months of fiscal 2013 compared with the same period of fiscal 2012 due to the higher revenue described above partially offset by higher expenses for advertising and other marketing programs in the fiscal 2013 period.
Accounting Professionals

(Dollars in millions)	Q3 FY13	Q3 FY12	% Change	YTD Q3 FY13	YTD Q3 FY12	% Change
Product revenue	$203	$194		$351	$343
Service and other revenue	54	42		61	51
Total segment revenue	$257	$236	9%	$412	$394	4%
% of total revenue	12%	12%		11%	11%

Segment operating income	$211	$194	9%	$273	$261	4%
% of related revenue	82%	82%		66%	66%

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
Accounting Professionals total net revenue increased $18 million or 4% in the first nine months of fiscal 2013 compared with the same period of fiscal 2012 due to customer growth and price increases in our professional tax business, and higher QuickBooks Premier Accountant Edition revenue.
Accounting Professionals segment operating income as a percentage of related revenue was flat in the first nine months of fiscal 2013 compared with the same period of fiscal 2012 due to the increase in revenue described above and relatively stable costs and expenses.
Financial Services

(Dollars in millions)	Q3 FY13	Q3 FY12	% Change	YTD Q3 FY13	YTD Q3 FY12	% Change
Product revenue	$—	$—		$—	$—
Service and other revenue	99	91		285	272
Total segment revenue	$99	$91	9%	$285	$272	5%
% of total revenue	5%	5%		8%	8%

Segment operating income	$23	$23	4%	$58	$66	(11)%
% of related revenue	24%	25%		21%	24%

Financial Services service and other revenue is derived primarily from online and mobile banking solutions that are hosted in our data centers and delivered as software as a service to financial institutions. Financial Services service and other revenue also includes fees for implementation services and online lead generation fees from our Mint personal finance business.
Financial Services total net revenue increased 9% in the third quarter of fiscal 2013 and 5% in the first nine months of fiscal 2013 compared with the same periods of fiscal 2012. Financial Services revenue increased 6% in the third quarter of fiscal 2013 and 8% in the first nine months of fiscal 2013 when fiscal 2012 revenue is adjusted to exclude revenue from our corporate banking business, which we sold in March 2012, and fiscal 2013 revenue is adjusted to exclude Mint revenue, which we reported in our Other Businesses segment in fiscal 2012. Revenue growth in both fiscal 2013 periods was primarily driven by higher mobile banking revenue. Mobile banking revenue grew due to an increase in mobile banking end users and usage.
Financial Services segment operating income as a percentage of related revenue declined in the third quarter and first nine months of fiscal 2013 compared with the same periods of fiscal 2012. The increases in segment revenue described above were offset by higher segment costs and expenses that included costs and expenses for Mint. Staffing expenses were higher due to an increase in headcount and data center hosting expenses increased.
Other Businesses

(Dollars in millions)	Q3 FY13	Q3 FY12	% Change	YTD Q3 FY13	YTD Q3 FY12	% Change
Product revenue	$85	$77		$146	$141
Service and other revenue	31	36		94	101
Total segment revenue	$116	$113	3%	$240	$242	—%
% of total revenue	5%	6%		6%	7%

Segment operating income	$56	$49	15%	$72	$58	24%
% of related revenue	48%	43%		30%	24%

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
Other Businesses total net revenue increased 3% in the third quarter of fiscal 2013 and was flat in the first nine months of fiscal 2013 compared with the same periods of fiscal 2012. Other Businesses revenue increased 10% in the third quarter of fiscal 2013 and increased 7% in the first nine months of fiscal 2013 when fiscal 2012 revenue is adjusted to exclude Mint revenue, which we transferred to our Financial Services segment in fiscal 2013. Global revenue increased 8% in the third quarter of fiscal 2013 and 6% in the first nine months of fiscal 2013 compared with the same periods of fiscal 2012, driven by growth in global small business revenue.
Other Businesses segment operating income as a percentage of related revenue increased in the third quarter and first nine months of fiscal 2013 compared with the same periods of fiscal 2012. Segment costs and expenses were lower due to the transfer of Mint to our Financial Services segment in fiscal 2013.

Cost of Revenue

(Dollars in millions)	Q3 FY13	% of Related Revenue	Q3 FY12	% of Related Revenue	YTD Q3 FY13	% of Related Revenue	YTD Q3 FY12	% of Related Revenue
Cost of product revenue	$30	5%	$32	5%	$102	8%	$116	9%
Cost of service and other revenue	152	10%	162	12%	459	18%	444	20%
Amortization of acquired technology	5	n/a	3	n/a	16	n/a	9	n/a
Total cost of revenue	$187	9%	$197	10%	$577	15%	$569	16%

Cost of product revenue as a percentage of product revenue decreased slightly in the first nine months of fiscal 2013 compared with the same periods of fiscal 2012 due to favorable product mix. Cost of service and other revenue as a percentage of service and other revenue decreased in the third quarter and first nine months of fiscal 2013 compared with the same periods of fiscal 2012 due to growth in our TurboTax Online, QuickBooks Online, and online payroll offerings and lower data center hosting costs, partially offset by higher chargeback losses from mobile offerings in our Payment Solutions business in the first half of the fiscal year.

Operating Expenses

(Dollars in millions)	Q3 FY13	% of Total Net Revenue	Q3 FY12	% of Total Net Revenue	YTD Q3 FY13	% of Total Net Revenue	YTD Q3 FY12	% of Total Net Revenue
Selling and marketing	$406	19%	$352	18%	$1,029	27%	$898	26%
Research and development	177	8%	163	9%	534	14%	490	14%
General and administrative	108	5%	101	5%	315	8%	288	8%
Amortization of other acquired intangible assets	7	—%	2	—%	21	1%	33	1%
Goodwill and intangible asset impairment charge	46	2%	—	—%	46	1%	—	—%
Total operating expenses	$744	34%	$618	32%	$1,945	51%	$1,709	49%

Current Fiscal Quarter
Total operating expenses as a percentage of total net revenue increased to 34% in the third quarter of fiscal 2013 from 32% in the same quarter of fiscal 2012. Total net revenue for the third quarter of fiscal 2013 grew $252 million and total operating expenses increased $126 million. The increase in operating expenses included the addition of operating expenses for Demandforce, which we acquired in May 2012. Operating expenses increased about $26 million for advertising and other marketing programs in our Financial Management Solutions and Consumer Tax segments. As described in “Critical Accounting Policies and Estimates” earlier in this Item 2, we also recorded a $46 million charge to operating expense for the impairment of goodwill and intangible assets in our Intuit Health business during the third quarter of fiscal 2013.
Fiscal Year to Date
Total operating expenses as a percentage of total net revenue increased to 51% in the first nine months of fiscal 2013 from 49% in the same period of fiscal 2012. Total net revenue for the first nine months of fiscal 2013 grew $293 million and total operating expenses increased $236 million. The increase in operating expenses included the addition of operating expenses for Demandforce, which we acquired in May 2012. Operating expenses increased about $79 million for higher staffing expenses associated with higher headcount, about $48 million for advertising and other marketing programs in our Financial Management Solutions and Consumer Tax segments, and about $20 million for higher share-based compensation expense.

Share-based compensation expense increased because the market price of our common stock was higher at the time of our broad-based July 2012 grant of stock options and restricted stock units compared with the prior fiscal year. As described in “Critical Accounting Policies and Estimates” earlier in this Item 2, we also recorded a $46 million charge to operating expense for the impairment of goodwill and intangible assets in our Intuit Health business during the third quarter of fiscal 2013.

Non-Operating Income and Expenses
Interest Expense
Interest expense of $23 million for the first nine months of fiscal 2013 and $42 million for the first nine months of fiscal 2012 consisted primarily of interest on senior notes that we issued in March 2007. See Note 6 to the financial statements in Part I, Item 1 of this Report for more information.
Interest and Other Income, Net

	Three Months Ended		Nine Months Ended
(In millions)	April 30, 2013	April 30, 2012	April 30, 2013	April 30, 2012
Interest income	$1	$2	$2	$6
Net gain (loss) on executive deferred compensation plan assets	2	2	6	1
Gain on disposition of stock warrants	—	—	—	10
Other	—	5	(2)	6
Total interest and other income, net	$3	$9	$6	$23

Interest and other income, net consists primarily of interest income and net gains on executive deferred compensation plan assets. Lower interest rates more than offset the effect of higher average invested balances and resulted in lower interest income in the third quarter of fiscal 2013 compared with the same quarter of fiscal 2012. Lower average invested balances and lower interest rates resulted in lower interest income in the first nine months of fiscal 2013 compared with the same period of fiscal 2012. In accordance with authoritative guidance, we record gains and losses associated with executive deferred compensation plan assets in interest and other income and gains and losses associated with the related liabilities in operating expenses. The total amounts recorded in operating expenses are generally equal to the total amounts recorded in interest and other income.

In connection with our acquisition of Digital Insight Corporation in fiscal 2007, we acquired stock warrants for a privately held company. During the first quarter of fiscal 2012 that company was acquired and we recorded a gain of approximately $10 million on the disposition of the warrants.
Income Taxes
We compute our provision for or benefit from income taxes by applying the estimated annual effective tax rate to income or loss from recurring operations and adding the effects of any discrete income tax items specific to the period. Our effective tax rate for the third quarter of fiscal 2013 was approximately 34% and our effective tax rate for the first nine months of fiscal 2013 was approximately 33% and these rates did not differ significantly from the federal statutory rate of 35%. Our effective tax rate for the third quarter and first nine months of fiscal 2012 was approximately 34% and did not differ significantly from the federal statutory rate of 35%.
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

Liquidity and Capital Resources
Overview
At April 30, 2013, our cash, cash equivalents and investments totaled $2.0 billion, an increase of $1.3 billion from July 31, 2012 due to the factors discussed under “Statements of Cash Flows” below. Our primary source of liquidity has been cash from operations, which entails the collection of accounts receivable for products and services. Our primary uses of cash have been for research and development programs, selling and marketing activities, capital projects, acquisitions of businesses, debt service costs, repurchases of our common stock, and the payment of cash dividends. As discussed in “Executive Overview – Industry Trends and Seasonality” earlier in this Item 2, our business is subject to significant seasonality. The balance of our cash, cash equivalents and investments generally fluctuates with that seasonal pattern. We believe the seasonality of our business is likely to continue in the future.
The following table summarizes selected measures of our liquidity and capital resources at the dates indicated:

(Dollars in millions)	April 30, 2013	July 31, 2012	$ Change	% Change
Cash, cash equivalents and investments	$1,995	$744	$1,251	168%
Long-term investments	88	75	13	17%
Long-term debt	499	499	—	—%
Working capital	1,154	258	896	347%
Ratio of current assets to current liabilities	1.7 : 1	1.2 : 1

We expect to generate significant cash from operations during fiscal 2013. Since our operations are primarily domestic, approximately 90% of our cash, cash equivalents and investments at April 30, 2013 were located in the U.S. and none of those funds were restricted. Our only significant debt consists of $500 million in senior unsecured notes due in March 2017. We also have an unused $500 million unsecured revolving line of credit facility available to us for general corporate purposes, including future acquisitions.
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
Statements of Cash Flows
The following table summarizes selected items from our statements of cash flows for the first nine months of each of fiscal 2013 and fiscal 2012. See the financial statements in Part I, Item 1 of this report for complete statements of cash flows for those periods.

	Nine Months Ended
(Dollars in millions)	April 30, 2013	April 30, 2012	Change
Net cash provided by (used in):
Operating activities	$1,560	$1,428	$132
Investing activities	(347)	(82)	(265)
Financing activities	(194)	(1,205)	1,011
Effect of exchange rate changes on cash	—	(4)	4
Increase in cash and cash equivalents	$1,019	$137	$882

During the first nine months of fiscal 2013 we generated cash from operations, from the issuance of common stock under employee stock plans, and from the sale of our Intuit Websites business. We used part of the cash we generated from operations to pay accrued bonuses for the prior fiscal year and to fund a seasonal increase in accounts receivable. During the same period we also used cash for the repurchase of shares of our common stock under our stock repurchase programs, for the payment of cash dividends, and for capital expenditures. We expect to pay approximately $320 million in income taxes during the fourth quarter of fiscal 2013.

During the first nine months of fiscal 2012 we generated cash from operations and from the issuance of common stock under employee stock plans. We used part of the cash we generated from operations to pay accrued bonuses for the prior fiscal year and to fund a seasonal increase in accounts receivable. During the same period we also used cash to repay $500 million in senior notes that became due in March 2012 and for the repurchase of shares of our common stock under our stock repurchase programs, for the payment of cash dividends, and for capital expenditures.
Stock Repurchase Programs and Dividends on Common Stock
As described in Note 8 to the financial statements in Part I, Item 1 of this report, during the first nine months of fiscal 2013 we continued to repurchase shares of our common stock under repurchase programs that our Board of Directors has authorized. At April 30, 2013, we had authorization from our Board of Directors to expend up to an additional $1.4 billion for stock repurchases through August 15, 2014. We currently expect to continue repurchasing our common stock on a quarterly basis; however, future stock repurchases under the current program are at the discretion of management, and authorization of future stock repurchase programs is subject to the final determination of our Board of Directors.
During the first nine months of fiscal 2013 we also continued to pay quarterly cash dividends on shares of our outstanding common stock. In May 2013 our Board of Directors declared a quarterly cash dividend of $0.17 per share of outstanding common stock payable on July 18, 2013 to stockholders of record at the close of business on July 10, 2013. We currently expect to continue paying comparable cash dividends on a quarterly basis; however, future declarations of dividends and the establishment of future record dates and payment dates are subject to the final determination of our Board of Directors.
Unsecured Revolving Credit Facility
On February 17, 2012 we entered into an agreement with certain institutional lenders for a $500 million unsecured revolving credit facility that will expire on February 17, 2017. See Note 5 to the financial statements in Part I, Item 1 of this report for a description of the key terms of this agreement, including the covenants. We remained in compliance with those covenants at all times during the quarter ended April 30, 2013. We may use amounts borrowed under this credit facility for general corporate purposes, including future acquisitions. To date we have not borrowed under the credit facility. We monitor counterparty risk associated with the institutional lenders that are providing the credit facility. We currently believe that the credit facility will be available to us should we choose to borrow under it.
Cash Held by Foreign Subsidiaries
Our cash, cash equivalents and investments totaled $2.0 billion at April 30, 2013. Of this amount, approximately 10% was held by our foreign subsidiaries and subject to repatriation tax considerations. These foreign funds were located primarily in Canada, and to a lesser extent in India, Singapore, and the UK. We intend to permanently reinvest a significant portion of our earnings from foreign operations, and we currently do not anticipate that we will need funds generated from foreign operations to fund our domestic operations. In the event that funds from foreign operations are needed to fund operations in the United States, if U.S. taxes have not been previously provided on the related earnings we would provide for and pay additional U.S. taxes at the time we change our intention with regard to the reinvestment of those earnings.

Off-Balance Sheet Arrangements
At April 30, 2013, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations
We presented our contractual obligations at July 31, 2012 in our Annual Report on Form 10-K for the fiscal year then ended. There were no significant changes in those obligations during the first nine months of fiscal 2013.

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
Interest Rate Risk
Our cash equivalents and investments are subject to market risk due to changes in interest rates. Interest rate movements affect the interest income we earn on cash equivalents and investments and the fair value of those investments. Should the Federal Reserve Target Rate increase by 25 basis points from the level of April 30, 2013, the value of our investments would decrease by approximately $3 million. Should the Federal Reserve Target Rate increase by 100 basis points from the level of April 30, 2013, the value of our investments would decrease by approximately $10 million.
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
Although the impact of currency fluctuations on our financial results has generally been immaterial in the past and we believe that for the reasons cited above currency fluctuations will not be significant in the future, there can be no guarantee that the impact of currency fluctuations will not be material in the future. As of April 30, 2013, we did not engage in foreign currency hedging activities.

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

ITEM 1A
RISK FACTORS

Forward-Looking Statements and Risk Factors
This Quarterly Report on Form 10-Q contains forward-looking statements. All statements in this report, other than statements that are purely historical, are forward-looking statements. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “forecast,” “estimate,” “seek,” and similar expressions also identify forward-looking statements. In this report, forward-looking statements include, without limitation, the following:

•	our expectations and beliefs regarding future conduct and growth of the business;

•	our belief that the delay by the IRS in accepting federal income tax returns contributed to a shift in some revenue from the second quarter of fiscal 2013 to the third quarter of fiscal 2013;

•	our beliefs and expectations regarding seasonality, competition and other trends that affect our businesses;

•
our expectation that we will solve problems faster and more efficiently for our growing base of customers by moving to more open platforms with application programming interfaces that enable the contributions of end users and third-party developers;

•	our expectation that we will continue to invest significant resources in our product development, marketing and sales capabilities in the future;

•	our expectation that we will continue to invest significant management attention and resources in our information technology infrastructure and in our privacy and security capabilities;

•	our expectation that connected services revenue as a percentage of our total revenue will continue to grow in the future;

•
the assumptions underlying our Critical Accounting Policies and Estimates, including our estimates regarding product rebate and return reserves; the collectability of accounts receivable; stock volatility and other assumptions used to estimate the fair value of share-based compensation; the fair value of goodwill; and expected future amortization of acquired intangible assets;

•	our belief that the investments we hold are not other-than-temporarily impaired;

•	our belief that the reduction in liquidity of the municipal auction rate securities we hold will not have a material impact on our overall ability to meet our liquidity needs;

•	our expectation that we will continue to repurchase our common stock on a quarterly basis;

•	our expectation that we will continue to pay a comparable cash dividend on a quarterly basis;

•	our belief that our exposure to currency exchange fluctuation risk will not be significant in the future;

•	our assessments and estimates that determine our effective tax rate;

•	our expectation that we will pay approximately $320 million in income taxes in the fourth quarter of fiscal 2013;

•	our belief that it is not reasonably possible that there will be a significant increase or decrease in our unrecognized tax benefits over the next 12 months;

•	our belief that we will not need funds generated from foreign operations to fund our domestic operations;

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
Our hosting, collection, use and retention of personal customer information and data require costly compliance efforts, and a breach of our security measures could disrupt our businesses, result in the disclosure of confidential information, damage our reputation and cause losses.
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
A major breach of our security measures or those of third parties that provide hosting services for us, execute transactions or hold and manage personal information may have serious negative consequences for our businesses, including possible fines, penalties and damages, reduced customer demand for our services, harm to our reputation and brands, further regulation and oversight by federal or state agencies, and loss of our ability to provide financial transaction services or accept and process customer credit card orders or tax returns. From time to time, we detect, or receive notices from customers or public or private agencies that they have detected, vulnerabilities in our servers, our software or third-party software components that are distributed with our products. The existence of vulnerabilities, even if they do not result in a security breach, may harm customer confidence and require substantial resources to address, and we may not be able to discover or remediate such security vulnerabilities before they are exploited. In addition, our technologies, systems, networks and our customers' devices have been subject to, and are likely to continue to be the target of, cyber attacks, computer viruses, worms, phishing attacks, malicious software programs and other information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of our or our customers' confidential, proprietary and other information, or otherwise disrupt our or our customers' or other third parties' business operations. Although this is an industry-wide problem that affects software across platforms, it is increasingly affecting our offerings because hackers tend to focus their efforts on well-known offerings that are popular among customers, and we expect them to continue to do so. If hackers are able to circumvent our security measures, or if we are unable to detect an intrusion into our systems and contain such intrusion in a reasonable amount of time, some of our customers' personal information may be compromised. Although we have commercially available network and application security, internal control measures, and physical security procedures to safeguard our systems, there can be no assurance that a security breach, intrusion, loss or theft of personal information will not occur, which may harm our business, customer reputation and future financial results and may require us to expend significant resources to address these problems, including notification under data privacy regulations.
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
Our acquisitions have resulted in significant expenses, including amortization and impairment of acquired technology and other acquired intangible assets, and impairment of goodwill. Total costs and expenses in these categories were approximately $83 million in the first nine months of fiscal 2013, $53 million in fiscal 2012, $85 million in fiscal 2011, and $85 million in fiscal 2010. Although under current accounting rules goodwill is not amortized, we may incur impairment charges related to the goodwill already recorded and to goodwill arising out of future acquisitions. We test the impairment of goodwill annually in our fourth fiscal quarter or more frequently if indicators of impairment arise. The timing of the formal annual test may result in charges to our statement of operations in our fourth fiscal quarter that may not have been reasonably foreseen in prior periods. The total costs and expenses for fiscal 2013 and fiscal 2011 included goodwill and intangible asset impairment charges of $46 million and $30 million, respectively, that reduced the carrying value of our Intuit Health goodwill and intangible assets to zero. We recorded the goodwill and intangible assets for that reporting unit on our balance sheet in May 2010 in connection with our acquisition of Medfusion, Inc. At April 30, 2013, we had $2.2 billion in goodwill and $165 million in net acquired intangible assets on our balance sheet, both of which may be subject to impairment charges in the future. New acquisitions, and any impairment of the value of acquired intangible assets, may have a significant negative impact on our future financial results.
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

ITEM 2
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS
Stock repurchase activity during the three months ended April 30, 2013 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans
February 1, 2013 through February 28, 2013	539,253	$61.98	539,253	$1,506,635,830
March 1, 2013 through March 31, 2013	399,985	$66.06	399,985	$1,480,212,532
April 1, 2013 through April 30, 2013	519,848	$62.45	519,848	$1,447,748,511
Total	1,459,086	$63.27	1,459,086

Notes:

1.
All of the shares purchased as part of publicly announced plans during the three months ended April 30, 2013 were purchased under a plan we announced on August 18, 2011 under which we are authorized to repurchase up to $2 billion of our common stock from time to time over a three-year period ending on August 15, 2014. At April 30, 2013, authorization from our Board of Directors to expend up to $1.4 billion remained available under that plan.

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

INTUIT INC. (Registrant)
Date:	May 30, 2013	By:	/s/ R. NEIL WILLIAMS
R. Neil Williams
Senior Vice President and Chief Financial Officer (Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference

31.01	Certification of Chief Executive Officer	X

31.02	Certification of Chief Financial Officer	X

32.01*	Section 1350 Certification (Chief Executive Officer)	X

32.02*	Section 1350 Certification (Chief Financial Officer)	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase	X
________________________________

*	This exhibit is intended to be furnished and shall not be deemed “filed” for purposes of the Securities Exchange Act of 1934, as amended.