Form 10-K
period 2013-07-31
INTUIT INC
filed 2013-09-13
CIK 896878

Tables of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________

FORM 10-K

☑	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended July 31, 2013

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of Intuit Inc. outstanding common stock held by non-affiliates of Intuit as of January 31, 2013, the last business day of our most recently completed second fiscal quarter, based on the closing price of $62.38 reported by the NASDAQ Global Select Market on that date, was $17.7 billion.

There were 282,712,839 shares of Intuit voting common stock outstanding as of August 30, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its Annual Meeting of Stockholders to be held on January 23, 2014 are incorporated by reference in Part III of this Annual Report on Form 10-K.

Tables of Contents

INTUIT INC.
FISCAL 2013 FORM 10-K

INDEX

Item		Page
PART I

ITEM 1:	Business	3
ITEM 1A:	Risk Factors	15
ITEM 1B:	Unresolved Staff Comments	26
ITEM 2:	Properties	26
ITEM 3:	Legal Proceedings	26
ITEM 4:	Mine Safety Disclosures	27

PART II

ITEM 5:	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	27
ITEM 6:	Selected Financial Data	30
ITEM 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31
ITEM 7A:	Quantitative and Qualitative Disclosures About Market Risk	50
ITEM 8:	Financial Statements and Supplementary Data	52
ITEM 9:	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	96
ITEM 9A:	Controls and Procedures	96
ITEM 9B:	Other Information	96

PART III

ITEM 10:	Directors, Executive Officers and Corporate Governance	97
ITEM 11:	Executive Compensation	99
ITEM 12:	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	99
ITEM 13:	Certain Relationships and Related Transactions, and Director Independence	99
ITEM 14:	Principal Accountant Fees and Services	99

PART IV

ITEM 15:	Exhibits and Financial Statement Schedules	100

	Signatures	101

EX-10.21
EX-10.68
EX-10.71
EX-10.77
EX-10.78
EX-10.79
EX-10.85
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

PART I

ITEM 1
BUSINESS

CORPORATE BACKGROUND

General

Intuit Inc. is a leading provider of innovative business and financial management solutions for small businesses, consumers and accounting professionals. Our flagship products and services that include QuickBooks, TurboTax and Quicken help customers solve important business and financial management problems, such as running a small business, paying bills, filing income taxes, or managing personal finances. ProSeries and Lacerte are Intuit’s leading tax preparation offerings for professional accountants.

Our products and services are available in the United States, Canada, the United Kingdom, Australia, India and Singapore, helping to simplify the business of life for more than 45 million people.

We had revenue of $4.2 billion in our fiscal year ended July 31, 2013, with approximately 8,000 employees in major offices in the United States, Canada, India, the United Kingdom and other locations at that time.

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

Our customers include consumers and small businesses, and the accounting professionals who serve and advise them. We help simplify the business of life in four ways:

•	Improving financial strength – Helping consumers make and save money and small businesses to grow and profit.

•	Increasing productivity – Turning drudgery into time for what matters most.

•	Maintaining compliance – Helping customers comply with regulations.

Tables of Contents

•	Building confidence – Sharing the wisdom and experience of others.

As emerging technology and market trends change the way people live and work, we change, too. We've adapted our product line, moving from the desktop to the Internet and mobile devices. By offering many services online, we're connecting customers to our solutions and with each other in ways that add more value to our products and services.

Our growth strategy is described below and focuses on two key outcomes:

•	To be the operating system behind small business success.

•	To do the nations' taxes in the United States and Canada.

We apply this vision globally, helping our customers expand their business to domestic and global markets, creating and selling our own products internationally, and extending our recruiting efforts to new countries to find best-in-class talent.

Our Business Portfolio

In fiscal 2013 we organized our portfolio of businesses into three principal categories — Small Business Group, Tax, and Other Businesses. These categories included six financial reporting segments. See below for more information on our Intuit Financial Services and Intuit Health businesses, which we classified as discontinued operations in the fourth quarter of fiscal 2013.

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

Other Businesses: This segment includes our global businesses, primarily in Canada, the United Kingdom, Australia, India and Singapore; and our personal finance offerings, Quicken and Mint.
In the fourth quarter of fiscal 2013, Intuit announced two planned divestitures and a strategic organizational realignment to increase our focus on the two strategic outcomes described in “Intuit's Mission” above. We announced the pending sale of our Intuit Financial Services business and our intention to sell our Intuit Health business. As a result, we classified both businesses as discontinued operations in the fourth quarter of fiscal 2013 and have not included them in the description of our portfolio of businesses above. We also announced that effective August 1, 2013, the Company would be organized into the following key businesses: Small Business Financial Solutions, Small Business Management Solutions, Consumer Tax, Consumer Ecosystem, Professional Tax, and Accountant and Advisor. Intuit's international small business and tax businesses are being centralized into these respective businesses and all lines of business will be managed on a global basis in the future. We began to review our businesses under the new organization beginning August 1, 2013 and we will reflect that new organization in our fiscal 2014 segment reporting.

Our Growth Strategy

Based on our assessment of key technology and demographic trends – an increasingly borderless world, the prevalence of mobile devices, and the scalability of the cloud – we see significant opportunities to drive future growth by continuing to solve the unmet needs of small businesses, consumers, and accounting professionals. Our evolving growth strategy includes three key elements:

Tables of Contents

•
Focus on the product - we call it “Delivering awesome product experiences.” Computing devices are moving to the palm of our hands in the form of tablets and smart phones. Therefore, we are increasingly focused on reimagining our products with a mobile-first, and in some cases mobile-only, design. Our TurboTax solutions, for example, let customers prepare and file their entire tax returns online, via tablet, mobile phone or desktop computer. We also believe that a key factor in growing our customer base is delivering an amazing first-use experience so our customers can get the value they expect from our offerings as quickly and easily as possible.

•
Creating network effect platforms - we call it “Enabling the contributions of others.” We expect to solve problems faster and more efficiently for our growing base of customers by moving to more open platforms with application programming interfaces that enable the contributions of end users and third-party developers. One example of this is QuickBooks Online, which allows small business customers all over the world to localize, configure, and add value to the offering.

•
Leveraging our data for our customers' benefit - we call it “Using data to create delight.” Our 50 million customers are generating valuable data that we seek to appropriately use to deliver better products and breakthrough benefits by eliminating the need to enter data, helping them make better decisions, and improving transactions and interactions.

This strategy recognizes the emergence and influence of the digital generation, the increasing relevance of social networks, and customers’ growing reliance on the Internet, mobile devices, and information-based technology to manage important financial tasks. It also acknowledges the potential of new market opportunities around the world. The result is a global market that is shifting from traditional services that are paper-based, human-produced, and brick-and-mortar bound, to one where people understand, demand, and embrace the benefits of connected services.

We continue to make significant progress in this environment. Connected services (total service and other revenue) generated $2.7 billion or 64 percent of our total revenue in fiscal 2013, compared with about 50 percent of our total revenue five years ago. Within connected services, software as a service offerings by themselves produced about $1.5 billion or 37 percent of our total revenue in fiscal 2013.

Summary

Generations age. Borders blur. Technology advances. As the way we live and work evolves, we adapt our strategy to meet and lead these changes. Yet our commitment remains consistent: developing innovative products and services that are so convenient and easy to use that customers actively recommend them to others. It’s been our success formula for 30 years as we’ve worked to solve people’s important business and financial management problems. And we’ll maintain that commitment as we continue to evolve, working to help people solve each other’s problems, connecting people to people and to solutions, wherever they are, whenever they want them, and on any device they choose.

PRODUCTS AND SERVICES

During fiscal 2013 we offered our products and services in the six business segments described in “Business Overview” above. The following table shows the classes of similar products or services, consistent with our reportable segments, that accounted for 10% or more of total net revenue within the last three fiscal years.

	Fiscal 2013	Fiscal 2012	Fiscal 2011

Financial Management Solutions	20%	18%	18%
Employee Management Solutions	14%	13%	13%
Payment Solutions	11%	11%	10%
Consumer Tax	36%	38%	38%
Accounting Professionals	11%	11%	12%

Our products and services are sold mainly in the United States and are described below. International total net revenue was less than 5% of consolidated total net revenue for fiscal 2013, fiscal 2012, and fiscal 2011. For financial information about these

Tables of Contents

segments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and Note 15 to the financial statements in Item 8 of this Report.

Financial Management Solutions

QuickBooks. Our QuickBooks product line brings bookkeeping capabilities and business management tools to small business users in an easy-to-use design that does not require them to be familiar with debit and credit accounting. We offer a range of desktop and online products and services to suit the needs of different types of businesses. Our desktop software products include QuickBooks Pro and QuickBooks Pro for Mac, which provide accounting functionality for small businesses; QuickBooks Premier, which provides small businesses with advanced accounting functionality and business planning tools; and QuickBooks Enterprise Solutions, designed for larger businesses. Our Premier and Enterprise products also come in a range of industry-specific editions, including Contractor, Manufacturing and Wholesale, Nonprofit, Professional Services, and Retail. Our online offerings include QuickBooks Simple Start Online, which provides accounting functionality suitable for very small, less complex businesses. QuickBooks Online Essentials and QuickBooks Online Plus provide online accounting functionality suitable for progressively larger businesses. All three offerings allow multiple users to access the application from any location via the Internet using a personal computer, tablet device or smartphone.

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

Intuit Partner Platform: The Intuit Partner Platform provides the tools developers need to create Web and mobile applications that add value to QuickBooks. The platform allows developers to build applications that integrate with QuickBooks data and solve the unique needs of our customers. Developers can create applications on the Intuit Partner Platform using any development platform they choose, and must pass a standards and security check before offering their programs to customers. All applications are available through the Intuit App Center at apps.com. Here QuickBooks users can find, buy and use applications connected to the platform. A growing number of companies offer applications built for the platform, including Bill.com and Salesforce.com.

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

Point of Sale Solutions. We offer Basic, Pro and Multi-Store versions of QuickBooks Point of Sale, which helps retailers process sales using barcodes, track inventory and customer purchases, and integrates with QuickBooks financial software. The Pro version has advanced inventory and employee commission tracking capabilities. The Multi-Store version provides all of the features of the Pro version and the ability to manage up to 20 stores from a single office. We sell these software products with or without the accompanying hardware and technical support.

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

Tax Return Preparation Offerings. For the 2012 tax season we offered a range of software products and services that included desktop and online versions of TurboTax Basic, for simple returns; TurboTax Deluxe, for taxpayers who itemize deductions; TurboTax Premier, for taxpayers who own investments or rental property; and TurboTax Home and Business, for small business owners. We also offered TurboTax Business desktop software for larger businesses; TurboTax Free Edition online for the simplest returns; TurboTax for the Tablet; and SnapTax, an application that allows users with simple federal and state returns to prepare and electronically file them from their smartphones. We also offered free live tax advice from U.S.-based tax professionals to TurboTax customers during the 2012 tax season. All of these offerings are subject to change for the 2013 tax

Tables of Contents

season. TurboTax Live Community is an online forum where participants can learn from and share information with other users while preparing their income tax returns.

Electronic Filing and Other Services. Our desktop, online and mobile tax preparation customers can electronically file their federal and state income tax returns through our electronic filing center. For the 2012 tax season our online tax preparation and filing services were offered through the websites of thousands of financial institutions, electronic retailers, and other online merchants, and on Yahoo!® Finance Tax Center, MSN Money® Tax Center, and AOL Tax Center. Financial institutions can offer our online tax preparation and filing services to their customers through a link to TurboTax Online or through TurboTax for Online Banking, which provides functionality that is integrated with their online banking services. For the 2012 tax season we also offered TurboTax customers the option to receive their income tax refunds on a prepaid debit card that we provided through a partner.

Intuit Tax Freedom Project. Under the Intuit Tax Freedom Project, we provide online federal and state income tax return preparation and electronic filing services at no charge to eligible taxpayers. For the 2012 tax season we provided approximately 1.1 million free federal returns under this initiative. We are a member of the Free File Alliance, a consortium of private sector companies that has entered into an agreement with the federal government to provide free online federal tax preparation and filing services to eligible taxpayers. See also “Competition — Consumer Tax” later in this Item 1 for more information on the Free File Alliance.

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

Accounting Offerings. Our accounting offering for professionals, QuickBooks Premier Accountant Edition, provides the tools and file-sharing capabilities needed to efficiently complete bookkeeping, trial balance, write-up, and financial reporting tasks. Our QuickBooks ProAdvisor Program is a subscription-based membership that provides QuickBooks and QuickBooks Payroll software for professional accountants, technical support, training, product certification, access to marketing tools and discounts on products purchased on behalf of clients. Intuit Practice Management is an online offering that helps accounting professionals efficiently manage their practices. Intuit Practice Management integrates with Lacerte and QuickBooks, eliminating the need for duplicate data entry across these products, and provides online dashboards that allow professional firms to manage the status and due dates of engagements, client invoicing, and employee time tracking.

Other Businesses

Personal Finance

Our personal finance offerings help users organize, understand and manage their personal finances. Our Quicken line of desktop software products allow customers to reconcile bank accounts, pay bills, record credit card and other transactions, and track investments, mortgages and other assets and liabilities. Quicken also allows customers to flag their tax-related financial transactions and download that information into our TurboTax consumer tax return preparation software. We offer Quicken Starter Edition and Quicken Deluxe as well as Quicken Premier, which offers more robust investment and tax planning tools; Quicken Home and Business, which allows customers to manage both personal and small business finances in one application; Quicken Essentials for Mac; and a Quicken mobile application that is accessible from smartphones and tablets.

Our Mint personal finance service is free to users and shows them all of their financial accounts in one online location, provides tools that help them set up budgets and monitor spending, identifies money-saving ideas, and provides step-by-step guidance and advice on achieving their financial goals. We also offer a Mint application that is accessible from smartphones.

Tables of Contents

Global Business

In Canada, we offer versions of QuickBooks that we have “localized,” that is, customized to meet the unique needs of customers in that specific international location. These include QuickBooks software offerings, payroll offerings, and service plans. We also offer consumer tax return preparation software, professional tax preparation products and services, merchant payment processing services, and localized versions of Quicken and Mint in Canada. In the United Kingdom, we offer localized versions of QuickBooks and QuickBooks Payroll, including products and services sold in partnership with banks. In addition to Canada and the UK, we currently offer localized versions of QuickBooks Online in Singapore, India and Australia. See Item 1A, “Risk Factors and Forward-Looking Statements - Our international operations are subject to increased risks which may harm our business, operating results, and financial condition,” for a discussion of risks relating to our international operations.

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

Our traditional core desktop software products – QuickBooks, TurboTax, Lacerte, ProSeries, and Quicken – tend to have predictable annual development and product release cycles. We also develop innovative new offerings such as SnapTax, Snap Payroll, GoPayment, Mint Mobile, and other mobile applications for which development cycles can be more rapid. Developing consumer and professional tax software and services presents unique challenges because of the demanding development cycle required to accurately incorporate tax law and tax form changes within a rigid timetable. The development timing for our payroll and merchant services offerings varies with business needs and regulatory requirements and the length of the development cycle depends on the scope and complexity of each project.

We continue to make substantial investments in research and development, and we expect to focus our future research and development efforts on enhancing existing products and services and on developing new products and services, including new mobile and global offerings. We also expect to continue to focus significant research and development efforts on ongoing projects to update the technology platforms for several of our offerings. Our research and development expenses were $685 million or 17% of total net revenue in fiscal 2013; $618 million or 16% of total net revenue in fiscal 2012; and $566 million or 16% of total net revenue in fiscal 2011.

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

Tables of Contents

MARKETING, SALES AND DISTRIBUTION CHANNELS
Markets

Our primary target customers are small businesses, consumers, and accounting professionals. The markets in which we compete have always been characterized by rapid technological change, shifting customer needs, and frequent new product introductions and enhancements by competitors. Over the past several years, the widespread availability of the Internet, mobile devices, and the explosion of social media have accelerated the pace of change and revolutionized the way that customers learn about, evaluate, and purchase products and services.

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

Marketing Programs

To sell our products and services to small businesses, consumers, and accounting professionals, we use a variety of traditional and innovative marketing programs to generate software orders, stimulate demand, and generally maintain and increase customer awareness of our product portfolio. These programs include: Web marketing and targeted advertising, such as search engine optimization and purchasing key words from major search engine companies; placing and promoting our mobile applications in proprietary online stores; direct-response mail and e-mail campaigns; telephone solicitations; newspaper, magazine, billboard, radio and television advertising; social media campaigns; and coordinated promotional offers with major retailers. We also use workflow-integrated, in-product discovery in some of our software products to market other related products and services, including third-party products and services. In addition, we create marketing campaigns that attract new users through free promotional offerings that are designed to ultimately convert them to paying customers.

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

Retail Channel. We sell our QuickBooks, TurboTax, and Quicken desktop software as well as payroll services and merchant credit card payment processing services at retail locations across the United States. We sell these products and services directly and through distributors to office supply superstores, warehouse clubs, consumer electronics retailers, general mass merchandisers, online retailers, and catalogs. In Canada and other international markets we also rely on distributors and other third parties who sell products into the retail channel. The retail channel provides broad customer reach through retailer-sponsored advertising and exposure to retail foot traffic. This channel also gives us the opportunity to communicate our products, services and messages through multiple touch points and allows us to serve our customers at relatively modest cost.

Online Mobile Application Stores. We distribute many of our offerings for mobile devices through proprietary online stores that provide applications for specific devices. These include the Apple App Store, which provides apps for the Apple iPhone and iPad, and Google’s Play Store, which provides apps for Android-compatible smartphones and tablets.

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

Tables of Contents

important to our business. For example, we are marketing and selling some of our offerings through mobile phone service and hardware providers.

COMPETITION

Overview

We face intense competition in all of our businesses, both domestically and internationally. Competitive interest and expertise in many of the markets we serve have grown markedly over the past few years and we expect this trend to continue. Some of our existing competitors have significantly greater financial, technical, and marketing resources than we do. In addition, the competitive landscape can shift rapidly as new companies enter markets in which we compete. This is particularly true for online and mobile products and services, where the barriers to entry are lower than they are for desktop software products and services. To attract customers, many online and mobile competitors are offering free or low-priced entry-level products which we must take into account in our pricing strategies.

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

Competition Specific to Business Segments

Small Business Group. Our QuickBooks desktop product is the leading small business financial management software in the U.S. retail channel. Our small business products and services face competitive challenges from companies such as The Sage Group plc, which offers software and associated services that directly target small business customers. Increasingly, our small business products and services also face competition from newer online accounting offerings from companies such as Xero, free or low-cost online accounting offerings, and free online banking and bill payment services offered by financial institutions and others. In our payroll business we compete directly with Automatic Data Processing, Inc. (ADP), Paychex, and many other companies with payroll offerings, including online payroll offerings. In our merchant services business we compete directly with large financial institutions such as Wells Fargo, JP Morgan Chase, and Bank of America and with many payment processors, including First Data Corporation, Elavon, Global Payments, and FIS-Certegy.

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

Tables of Contents

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

For our service offerings such as small business payroll and merchant payment processing, we believe the most important competitive factors are functionality, ease of use, high availability, the integration of these products with related software, brand name recognition, effective distribution, quality of support, and cost.

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

We offer free self-help information through our technical support websites for our QuickBooks, TurboTax, Accounting Professionals, and Quicken software products. Customers can use our websites to find answers to commonly asked questions and check on the status of orders. Under certain paid support plans, customers can also use our websites to receive product updates electronically. Support alternatives and fees vary by product. We also sponsor online user communities such as Intuit Community for small businesses and accounting professionals, and TurboTax Live Community, where consumers can share knowledge and product advice with each other. Beginning with the 2011 tax season we began offering Free Tax Advice from U.S.-based tax professionals to TurboTax users.

MANUFACTURING AND DISTRIBUTION

Online Products and Services

Intuit’s data centers house most of the systems, networks and databases required to operate and deliver our online products and services. These include QuickBooks Online, online payroll services, merchant payment processing services, online customer marketing and communication services for small businesses, TurboTax Online, Intuit Tax Online, consumer and professional electronic tax filing services, and Mint. Through our data centers, we connect customers to our products and services and store customer and business information. As our businesses continue to move toward delivering more online and mobile products and services in conjunction with our connected services strategy, we expect that our infrastructure will become even more critical to our business in the future.

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

For retail manufacturing, we have an agreement with Arvato Digital Services, Inc. (ADiS), a division of Bertelsmann AG, under which ADiS provides a majority of the manufacturing volume for our launches of QuickBooks, TurboTax and Quicken, as well as for day-to-day replenishment after product launches. ADiS has operations in multiple locations that can provide redundancy if necessary. We also have an agreement with JVC America Inc. under which JVC provides outsourced manufacturing volume for these launches and for day-to-day replenishment.

For retail distribution, we have an agreement with ADiS under which ADiS handles all logistics services. Our retail product launches are operationally complex. Our model for product delivery for retail launches and replenishment is a hybrid of direct

Tables of Contents

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

PRIVACY AND SECURITY OF CUSTOMER INFORMATION AND TRANSACTIONS

We are subject to various federal, state and international laws and regulations and to financial institution and healthcare provider requirements relating to the privacy and security of customer and employee personal information. We are also subject to laws and regulations that apply to the Internet, behavioral tracking, mobile applications, telemarketing, e-mail activities, data hosting and retention, financial and health information, and credit reporting. Additional laws in all of these areas are likely to be passed in the future, which could result in significant limitations on or changes to the ways in which we can collect, use, host, store or transmit the personal information and data of our customers or employees, communicate with our customers, and deliver products and services, or may significantly increase our compliance costs. As our business expands to new industry segments and new uses of data that are regulated for privacy and security, or to countries outside the United States that have strict data protections laws, our compliance requirements and costs will increase.

Through a Master Privacy Policy Framework designed to be consistent with globally recognized privacy principles, we comply with United States federal and other country guidelines and practices to help ensure that customers and employees are aware of, and can control, how we use information about them. Our primary websites and online products, such as Intuit.com, QuickBooks and TurboTax, have been certified by TRUSTe, an independent organization that operates a website and online product privacy certification program representing industry standard practices to address users’ and regulators’ concerns about online privacy. We also use privacy statements to provide notice to customers of our privacy practices, as well as provide them the opportunity to furnish instructions with respect to use of their personal information. We participate in industry groups whose purpose is to develop or influence industry best practices, and to influence public policy for privacy and security.

To address security concerns, we use security safeguards to help protect the systems and the information customers give to us from loss, misuse and unauthorized alteration. Whenever customers transmit sensitive information, such as a credit card number or tax return data, through one of our websites or products, we use industry standards to encrypt the data as it is transmitted to us. We work to protect our systems from unauthorized internal or external access using numerous commercially available computer security products as well as internally developed security procedures and practices.

GOVERNMENT REGULATION

Our Consumer Tax and Accounting Professionals businesses are subject to federal and state government requirements, including regulations related to the electronic filing of tax returns, the provision of tax preparer assistance and the use and disclosure of customer information. In addition, we offer certain other products and services, such as small business payroll, merchant payment processing services and insurance, which are subject to special regulatory requirements. As we expand our products and services, both domestically and internationally, we may become subject to additional government regulation. Further, regulators may adopt new laws or regulations or their interpretation of existing laws or regulations may differ from ours. These increased regulatory requirements could impose significant limitations on our business and increase our cost of compliance.

We are subject to federal and state laws and government regulations concerning employee safety and health and environmental matters. The Occupational Safety and Health Administration, the Environmental Protection Agency, and other federal and state agencies have the authority to put regulations in place that may have an impact on our operations.

Tables of Contents

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

EMPLOYEES

As of July 31, 2013, we had approximately 8,000 full-time employees in major offices in the United States, Canada, India, the United Kingdom and other locations. We also employ a significant number of seasonal and contract employees during the second and third quarters of our fiscal years to support our consumer tax customers. For example, at the peak of the 2012 tax season we employed approximately 850 seasonal employees. We believe our future success and growth will depend on our ability to attract and retain qualified employees in all areas of our business. We do not currently have any collective bargaining agreements with our employees, and we believe employee relations are generally good. Although we have employment-related agreements with a number of key employees, these agreements do not guarantee continued service. We believe we offer competitive compensation and a good working environment. We were named one of Fortune magazine’s “100 Best Companies to Work For” in each of the last twelve years. However, we face intense competition for qualified employees, and we expect to face continuing challenges in recruiting and retention.

Tables of Contents

ITEM 1A
RISK FACTORS

Forward-Looking Statements and Risk Factors

This Annual Report on Form 10-K contains forward-looking statements. All statements in this report, other than statements that are purely historical, are forward-looking statements. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “forecast,” “estimate,” “seek,” and similar expressions also identify forward-looking statements. In this report, forward-looking statements include, without limitation, the following:

•	our expectations and beliefs regarding future conduct and growth of the business;

•	our beliefs and expectations regarding seasonality, competition and other trends that affect our business;

•
our expectation that we will solve problems faster and more efficiently for our growing base of customers by moving to more open platforms with application programming interfaces that enable the contributions of end users and third party developers;

•	our expectation that we will invest significant resources in our product development, marketing and sales capabilities;

•	our expectation that we will continue to invest significant management attention and resources in our information technology infrastructure and in our privacy and security capabilities;

•	our expectation that we will generate significant cash from operations;

•	our expectations regarding the development of future products, services, business models and technology platforms and our research and development efforts;

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

•	our expectation that we will record a pre-tax gain on disposal related to the sale of our Intuit Financial Services business of approximately $49 million in the first quarter of fiscal 2014;

•	our belief that our facilities are suitable and adequate for our near-term needs and that we will be able to locate additional facilities as needed;

•	our expectation that we will return excess cash generated by operations to our stockholders through repurchases of our common stock and the payment of cash dividends;

•	our expectation that we will receive additional shares in connection with the accelerated share repurchase agreement we entered into on August 23, 2013; and

•	our assessments and beliefs regarding the future outcome of pending legal proceedings and the liability, if any, that Intuit may incur as a result of those proceedings.

Tables of Contents

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

We face intense competition in all of our businesses, and we expect competition to remain intense in the future. Our competitors and potential competitors range from large and established entities to emerging start-ups. Our competitors may introduce superior products and services, reduce prices, have greater technical, marketing and other resources, have greater name recognition, have larger installed bases of customers, have well-established relationships with our current and potential customers, advertise aggressively or beat us to market with new products and services. In addition, we may face competition from existing companies, with large established consumer user-bases and broad-based platforms, who may change or expand the focus of their business strategies and marketing to target our customers, including small businesses and tax customers. We also face intensified competition from providers of free accounting, tax, payments, and other financial services. In order to compete, we have also introduced free offerings in several categories, but we may not be able to attract customers or effectively monetize all of these offerings, and customers who have formerly paid for Intuit’s products and services may elect to use free offerings instead. These competitive factors may diminish our revenue and profitability, and harm our ability to acquire and retain customers.

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

Tables of Contents

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

As we continue to transition our business to more connected services, we become more dependent on the continuing operation and availability of our information technology and communication systems and those of our external service providers, including, for example, third party Internet-based or "cloud" computing services. We do not have redundancy for all of our systems, many of our critical applications reside in only one of our data centers, and our disaster recovery planning may not account for all eventualities. We also do not maintain real-time back-up of all our data, and in the event of significant system disruption we may experience loss of data or processing capabilities, which may cause us to lose customers and may materially harm our reputation and our operating results. In addition, we are in the process of updating our customer facing applications and the supporting information technology infrastructure to meet our customers’ expectations for continuous service availability. Any difficulties in upgrading these applications or infrastructure or failure of our systems or those of our third-party service providers may result in interruptions in our service, which may reduce our revenues and profits, cause us to lose customers and damage our reputation. Any prolonged interruptions at any time may result in lost customers, additional refunds of customer charges, negative publicity and increased operating costs, any of which may significantly harm our business, financial condition and results of operations.

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

Our hosting, collection, use and retention of personal customer information and data require costly compliance efforts, and a breach of our security measures could disrupt our businesses, result in the disclosure of confidential information, damage our reputation, and cause losses.

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

Tables of Contents

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

A major breach of our security measures or those of third parties that provide hosting services for us, execute transactions or hold and manage personal information may have serious negative consequences for our businesses, including possible fines, penalties and damages, reduced customer demand for our services, harm to our reputation and brands, further regulation and oversight by federal or state agencies, and loss of our ability to provide financial transaction services or accept and process customer credit card orders or tax returns. From time to time, we detect, or receive notices from customers or public or private agencies that they have detected, vulnerabilities in our servers, our software or third-party software components that are distributed with our products. The existence of vulnerabilities, even if they do not result in a security breach, may harm customer confidence and require substantial resources to address, and we may not be able to discover or remediate such security vulnerabilities before they are exploited. In addition, our technologies, systems, and networks and our customers' devices have been subject to, and are likely to continue to be the target of, cyber attacks, computer viruses, worms, phishing attacks, malicious software programs and other information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of our customers' confidential, proprietary and other information, or otherwise disrupt our or our customers' or other third parties' business operations. Although this is an industry-wide problem that affects software across platforms, it is increasingly affecting our offerings because hackers tend to focus their efforts on well-known offerings that are popular among customers, and we expect them to continue to do so. If hackers are able to circumvent our security measures, or if we are unable to detect an intrusion into our systems and contain such intrusion in a reasonable amount of time, some of our customers' personal information may be compromised. Although we have commercially available network and application security, internal control measures, and physical security procedures to safeguard our systems, there can be no assurance that a security breach, intrusion, loss or theft of personal information will not occur, which may harm our business, customer reputation and future financial results and may require us to expend significant resources to address these problems, including notification under data privacy regulations.

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

Tables of Contents

result in a disruption to our business operations and our customers, which may reduce our revenues and profits, cause us to lose customers and damage our reputation. Alternative arrangements and services may not be available to us on commercially reasonable terms or we may experience business interruptions upon a transition to an alternative partner.

In particular, we have relationships with banks, credit unions and other financial institutions that support certain critical services we offer to our other customers. If macroeconomic conditions or other factors cause any of these institutions to fail, consolidate, stop providing certain services or institute cost-cutting efforts, our business and financial results may suffer and we may be unable to offer those services to our customers.

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

Many of our businesses are regulated under federal, state and local laws, including our tax, accounting professionals, payroll and payments businesses. There have been significant new regulations and heightened focus by the government on many of these areas, as well as in areas such as insurance and healthcare (including, for example, the Affordable Care Act) that affect certain of our products and services. In addition, as we expand our products and services and revise our business models, both domestically and internationally, we may become subject to additional government regulation or increased regulatory scrutiny. Further, regulators may adopt new laws or regulations or their interpretation of existing laws or regulations may differ from ours. These regulatory requirements could impose significant limitations, require changes to our business, or cause changes in customer purchasing behavior that may result in reduced revenue or increased costs which may affect our operating results. Any changes that we may incur as a result of any such regulations may not be sustained over time depending on a number of factors, including market and industry reactions to such regulations.

In order to meet regulatory standards, we may be required to increase investment in compliance and auditing functions or new technologies. In addition, government authorities may enact other laws, rules or regulations that place new burdens or restrictions on our business or determine that our operations are directly subject to existing rules or regulations, such as requirements related to data collection, privacy, use, transmission, retention, processing and security, which may make our business more costly, less efficient or impossible to conduct, and may require us to modify our current or future products or services, which may harm our future financial results.

The tax preparation industry continues to receive heightened attention from federal and state governments. New legislation, regulation, public policy considerations, litigation by the government or private entities, or new interpretations of existing laws may result in greater oversight of the tax preparation industry, restrict the types of products and services that we can offer or the prices we can charge, or otherwise cause us to change the way we operate our tax businesses or offer our tax products and services. We may not be able to respond quickly to such regulatory, legislative and other developments, and these changes may in turn increase our cost of doing business and limit our revenue opportunities. In addition, if our practices are not consistent with new interpretations of existing laws, we may become subject to lawsuits, penalties, and other liabilities that did not previously apply. We are also required to comply with a variety of state revenue agency standards in order to successfully operate our tax preparation and electronic filing services. Changes in state-imposed requirements by one or more of the states, including the required use of specific technologies or technology standards, may significantly increase the costs of providing those services to our customers and may prevent us from delivering a quality product to our customers in a timely manner.

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

Tables of Contents

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

Tables of Contents

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

Tables of Contents

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

Adverse global economic conditions could harm our business and financial condition.

The onset or continuation of adverse macroeconomic developments could negatively affect our business and financial condition. Adverse global economic events have caused, and could, in the future, cause disruptions and volatility in global financial markets and increased rates of default and bankruptcy, and could impact consumer and small business spending. In particular, because the majority of our revenue is derived from sales within the U.S., economic conditions in the U.S. have an even greater impact on us than companies with a more diverse international presence. Challenging economic times could cause potential new customers not to purchase or to delay purchasing of our products and services, and could cause our existing customers to discontinue purchasing or delay upgrades of our existing products and services, thereby negatively impacting our revenues and future financial results. Decreased consumer spending levels could also reduce credit and debit card transaction processing volumes causing reductions in our payments revenue. Poor economic conditions and high unemployment have caused, and could in the future cause, a significant decrease in the number of tax returns filed, which may have a significant effect on the number of tax returns we prepare and file. In addition, weakness in the end-user consumer and small business markets could negatively affect the cash flow of our distributors and resellers who could, in turn, delay paying their obligations to us, which could increase our credit risk exposure and cause delays in our recognition of revenue or future sales to these customers. Any of these events could harm our business and our future financial results.

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

In addition to uncertainty about our ability to generate revenues from our foreign operations and expand into international markets, there are risks inherent in doing business internationally, including:

•	trade barriers and changes in trade regulations;

•	difficulties in developing, staffing, and simultaneously managing a large number of varying foreign operations as a result of distance, language, and cultural differences;

•	stringent local labor laws and regulations;

•	credit risk and higher levels of payment fraud;

•	profit repatriation restrictions, and foreign currency exchange restrictions;

•	political or social unrest, economic instability, repression, or human rights issues;

•	geopolitical events, including natural disasters, acts of war and terrorism;

Tables of Contents

•	import or export regulations;

•	compliance with U.S. laws such as the Foreign Corrupt Practices Act, and local laws prohibiting corrupt payments to government officials;

•	antitrust and competition regulations;

•	potentially adverse tax developments;

•	economic uncertainties relating to European sovereign and other debt;

•	different, uncertain or more stringent user protection, data protection, privacy and other laws; and

•	risks related to other government regulation or required compliance with local laws.

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

Our acquisitions have resulted in significant expenses, including amortization and impairment of acquired technology and other acquired intangible assets, and impairment of goodwill. Total costs and expenses in these categories were approximately $99 million in fiscal 2013, $33 million in fiscal 2012, and $50 million in fiscal 2011. Although under current accounting rules goodwill is not amortized, we may incur impairment charges related to the goodwill already recorded and to goodwill arising out of future acquisitions. We test the impairment of goodwill annually in our fourth fiscal quarter or more frequently if indicators of impairment arise. The timing of the formal annual test may result in charges to our statement of operations in our fourth fiscal quarter that may not have been reasonably foreseen in prior periods. The total costs and expenses for fiscal 2013 and fiscal 2011 included goodwill and intangible asset impairment charges of $46 million and $30 million, respectively, that reduced the carrying value of our Intuit Health goodwill and intangible assets to zero. We recorded the goodwill and intangible assets for that reporting unit on our balance sheet in May 2010 in connection with our acquisition of Medfusion, Inc. At July 31, 2013, we had $1.2 billion in goodwill and $149 million in net acquired intangible assets on our balance sheet, both of which may be subject to impairment charges in the future. New acquisitions, and any impairment of the value of acquired intangible assets, may have a significant negative impact on our future financial results.

Our acquisition and divestiture activities may disrupt our ongoing business, may involve increased expenses and may present risks not contemplated at the time of the transactions.

We have acquired and may continue to acquire companies, products and technologies that complement our strategic direction. Acquisitions involve significant risks and uncertainties, including:

Tables of Contents

•	inability to successfully integrate the acquired technology and operations into our business and maintain uniform standards, controls, policies, and procedures;

•	inability to realize synergies expected to result from an acquisition;

•	disruption of our ongoing business and distraction of management;

•	challenges retaining the key employees, customers, resellers and other business partners of the acquired operation;

•	the internal control environment of an acquired entity may not be consistent with our standards and may require significant time and resources to improve;

•	unidentified issues not discovered in our due diligence process, including product or service quality issues, intellectual property issues and legal contingencies;

•	failure to successfully further develop an acquired business or technology and any resulting impairment of amounts currently capitalized as intangible assets;

•	in the case of foreign acquisitions and investments, the impact of particular economic, tax, currency, political, legal and regulatory risks associated with specific countries.

We have divested and may in the future divest certain assets or businesses that no longer fit with our strategic direction or growth targets. Divestitures involve significant risks and uncertainties, including:

•	inability to find potential buyers on favorable terms;

•	failure to effectively transfer liabilities, contracts, facilities and employees to buyers;

•	requirements that we retain or indemnify buyers against certain liabilities and obligations in connection with any such divestiture;

•	the possibility that we will become subject to third-party claims arising out of such divestiture;

•	challenges in identifying and separating the intellectual properties to be divested from the intellectual properties that we wish to retain;

•	inability to reduce fixed costs previously associated with the divested assets or business;

•	challenges in collecting the proceeds from any divestiture;

•	disruption of our ongoing business and distraction of management;

•	loss of key employees who leave the Company as a result of a divestiture;

•
if customers or partners of the divested business do not receive the same level of service from the new owners, our other businesses may be adversely affected, to the extent that these customers or partners also purchase other products offered by us or otherwise conduct business with our retained business.

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

Tables of Contents

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

Tables of Contents

ITEM 1B
UNRESOLVED STAFF COMMENTS

None.

ITEM 2
PROPERTIES

Our principal locations, their purposes and the expiration dates for the leases on facilities at those locations as of July 31, 2013 are shown in the table below. We have renewal options on many of our leases.

Location	Purpose	Approximate Square Feet	Principal Lease Expiration Dates

Mountain View and Menlo Park, California	Principal offices, corporate headquarters and headquarters for Financial Management Solutions and Employee Management Solutions businesses	1,000,000	2015 - 2026
San Diego, California	Headquarters for Consumer Tax business and general office space	466,000	2017
Bangalore, India	Headquarters for Intuit India	380,000	2015 - 2022
Quincy, Washington	Primary data center	240,000	Owned
Woodland Hills, California	Headquarters for Payment Solutions business	168,000	2018
Plano, Texas	Headquarters for Accounting Professionals business and data center	166,000	2026

We own buildings comprising approximately 130,000 square feet of the total square feet shown in the table above for our Mountain View and Menlo Park headquarters facility. The table above excludes approximately 72,000 square feet for the Westlake Village, California headquarters of the Intuit Financial Services business that we classified as discontinued operations at July 31, 2013 and sold on August 1, 2013. We also lease or own facilities in a number of smaller domestic locations and internationally in Canada, the United Kingdom, Singapore, and several other locations. We believe our facilities are suitable and adequate for our current and near-term needs, and that we will be able to locate additional facilities as needed. See Note 10 to the financial statements in Item 8 of this Report for more information about our lease commitments.

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

Tables of Contents

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

None.

PART II

ITEM 5
MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for Common Stock

Intuit’s common stock is quoted on the NASDAQ Global Select Market under the symbol “INTU.” The following table shows the range of high and low sale prices reported on the NASDAQ Global Select Market for the periods indicated. The closing price of Intuit’s common stock on August 30, 2013 was $63.53.

	High	Low
Fiscal year ended July 31, 2012
First quarter	$55.43	$39.87
Second quarter	58.06	48.91
Third quarter	62.33	55.94
Fourth quarter	60.21	53.38

Fiscal year ended July 31, 2013
First quarter	$61.70	$57.09
Second quarter	64.47	57.60
Third quarter	68.41	55.54
Fourth quarter	65.73	56.74

Stockholders

As of September 10, 2013 we had approximately 625 record holders and approximately 142,000 beneficial holders of our common stock.

Dividends

Prior to fiscal 2012, Intuit paid no cash dividends on its common stock. We declared and paid quarterly cash dividends that totaled $0.60 per share of outstanding common stock or $178 million during fiscal 2012 and $0.68 per share of outstanding common stock or $203 million during fiscal 2013. In August 2013 our Board of Directors declared a quarterly cash dividend of $0.19 per share of outstanding common stock payable on October 18, 2013 to stockholders of record at the close of business on October 10, 2013. We currently expect to continue to pay comparable cash dividends on a quarterly basis in the future; however, future declarations of dividends and the establishment of future record dates and payment dates are subject to the final determination of our Board of Directors.

Tables of Contents

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Stock repurchase activity during the three months ended July 31, 2013 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans

May 1, 2013 through May 31, 2013	—	$—	—	$1,447,748,511
June 1, 2013 through June 30, 2013	—	$—	—	$1,447,748,511
July 1, 2013 through July 31, 2013	—	$—	—	$1,447,748,511
Total	—	$—	—

Note: We repurchased no shares of our common stock during the three months ended July 31, 2013. Under a plan we announced on August 18, 2011 we are authorized to repurchase up to $2 billion of our common stock from time to time over a three-year period ending on August 15, 2014. At July 31, 2013, authorization from our Board of Directors to expend up to $1.4 billion remained available under that plan. On August 19, 2013 our Board approved a new stock repurchase program under which we are authorized to repurchase up to an additional $2 billion of our common stock from time to time over a four-year period ending on August 19, 2017.
On August 23, 2013 we entered into an accelerated share repurchase (ASR) agreement with a large financial institution to repurchase $1.4 billion of Intuit's common stock on an accelerated basis. See “Liquidity and Capital Resources - Stock Repurchase Programs and Dividends on Common Stock” in Item 7 of this Report for more information.

Tables of Contents

Company Stock Price Performance

The graph below compares the cumulative total stockholder return on Intuit common stock for the last five full fiscal years with the cumulative total returns on the S&P 500 Index and the Morgan Stanley Technology Index for the same period. The graph assumes that $100 was invested in Intuit common stock and in each of the other indices on July 31, 2008 and that all dividends were reinvested. Intuit did not pay cash dividends prior to fiscal 2012. The comparisons in the graph below are based on historical data – with Intuit common stock prices based on the closing price on the dates indicated – and are not intended to forecast the possible future performance of Intuit’s common stock.

	July 31, 2008	July 31, 2009	July 31, 2010	July 31, 2011	July 31, 2012	July 31, 2013
Intuit Inc.	$100.00	$108.67	$145.44	$170.87	$214.66	$239.08
S&P 500	$100.00	$80.04	$91.11	$109.02	$118.97	$148.71
Morgan Stanley Technology Index	$100.00	$90.70	$102.64	$125.99	$138.98	$150.64

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

In fiscal 2007 we issued $1 billion in senior notes and in fiscal 2012 we repaid $500 million of those notes when they became due using cash from operations. In fiscal 2009 through fiscal 2013 we acquired several companies, including PayCycle, Inc., Mint Software Inc., and Demandforce, Inc. We have included the results of operations for each of them in our consolidated results of operations from their respective dates of acquisition.

We sold our Intuit Real Estate Solutions business in fiscal 2010. In fiscal 2013 we completed the sale of our Intuit Websites business and in August 2013 we completed the sales of our Intuit Financial Services and Intuit Health businesses. We accounted for all of these businesses as discontinued operations and have therefore reclassified our statements of operations for all periods presented below to reflect them as such. We have also reclassified our balance sheets for all periods presented below to reflect Intuit Financial Services as discontinued operations. The net assets of Intuit Real Estate Solutions, Intuit Websites, and Intuit Health were not significant, so we have not reclassified our balance sheets for any period presented below to reflect them as discontinued operations.

To better understand the information in these tables, investors should read “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Report, and the financial statements and related notes in Item 8 of this Report, especially Note 8, “Discontinued Operations.”

Consolidated Statement of Operations Data	Fiscal
(In millions, except per share amounts)	2013	2012	2011	2010	2009

Total net revenue	$4,171	$3,808	$3,449	$3,091	$2,793
Total costs and expenses	2,938	2,640	2,367	2,161	2,034
Operating income from continuing operations	1,233	1,168	1,082	930	759

Total share-based compensation expense included in total costs and expenses	184	159	144	126	120

Net income from continuing operations	823	764	688	579	492
Net income (loss) from discontinued operations	35	28	(54)	(5)	(45)
Net income	858	792	634	574	447

Net income per common share:
Basic net income per share from continuing operations	$2.78	$2.58	$2.24	$1.83	$1.53
Basic net income (loss) per share from discontinued operations	0.11	0.09	(0.18)	(0.01)	(0.14)
Basic net income per share	$2.89	$2.67	$2.06	$1.82	$1.39

Diluted net income per share from continuing operations	$2.72	$2.51	$2.17	$1.78	$1.49
Diluted net income(loss) per share from discontinued operations	0.11	0.09	(0.17)	(0.01)	(0.14)
Diluted net income per share	$2.83	$2.60	$2.00	$1.77	$1.35

Dividends declared per common share	$0.68	$0.60	$—	$—	$—

Tables of Contents

Consolidated Balance Sheet Data	At July 31,
(In millions)	2013	2012	2011	2010	2009

Cash, cash equivalents and investments	$1,661	$744	$1,421	$1,622	$1,347
Long-term investments	83	75	63	91	97
Working capital	1,116	258	449	1,074	884
Total assets	5,486	4,684	5,110	5,198	4,826
Current portion of long-term debt	—	—	500	—	—
Long-term debt	499	499	499	998	998
Other long-term obligations	167	166	175	143	171
Total stockholders’ equity	3,531	2,744	2,616	2,821	2,557

ITEM 7
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) includes the following sections:

•	Executive Overview that discusses at a high level our operating results and some of the trends that affect our business.

•	Critical Accounting Policies and Estimates that we believe are important to understanding the assumptions and judgments underlying our financial statements.

•	Results of Operations that includes a more detailed discussion of our revenue and expenses.

•	Liquidity and Capital Resources which discusses key aspects of our statements of cash flows, changes in our balance sheets and our financial commitments.

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

We have reclassified our financial statements for all periods presented to reflect our Intuit Real Estate Solutions, Intuit Websites, Intuit Financial Services, and Intuit Health businesses as discontinued operations. See “Results of Operations – Non-Operating Income and Expense – Discontinued Operations” later in this Item 7 for more information. Unless otherwise noted, the following discussion pertains only to our continuing operations.

Executive Overview

This overview provides a high level discussion of our operating results and some of the trends that affect our business. We believe that an understanding of these trends is important in order to understand our financial results for fiscal 2013 as well as our future prospects. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this Annual Report on Form 10-K.

Industry Trends and Seasonality

The industry in which we operate is dynamic and highly competitive, and we expect it to remain so in the future. The markets for software and related services, especially highly-available connected services, are characterized by rapid technological change, shifting customer needs, and frequent new product introductions and enhancements. Competition and expertise in many of the markets we serve, particularly small business services and consumer tax, have grown over the past few years and we expect this trend to continue. There are also large, cloud-based service companies who innovate quickly and serve small businesses and consumers. While today our competition with such companies may be limited, as we and those companies grow,

Tables of Contents

our competition with them may increase. In recent years the widespread availability of the Internet, the emergence of mobile devices, and the explosion of social media have accelerated the pace of change and revolutionized the way that people throughout the world manage important financial tasks. The result is a global market that is shifting from traditional services that are paper-based, human-produced, and brick-and-mortar bound, to one where people understand, demand, and embrace the benefits of connected services. This trend toward connected services is the primary driver of the strategies in all of our businesses.

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

Overview of Financial Results

Total net revenue for fiscal 2013 was $4.2 billion, an increase of 10% compared with fiscal 2012. Our Small Business Group and our Consumer Tax segment were the key drivers of revenue growth. Revenue in our Small Business Group increased 16% compared with fiscal 2012 due to growth in connected services offerings and our May 2012 acquisition of Demandforce. Revenue in our Consumer Tax segment increased 4% compared with fiscal 2012 due to 4% growth in paid federal units.

Operating income from continuing operations increased 6% in fiscal 2013 compared with fiscal 2012 due to higher revenue partially offset by higher costs and expenses. Operating expenses were higher due to increases in staffing expenses and, to a lesser extent, to increases in expenses for advertising and other marketing programs and share-based compensation. Net income from continuing operations increased 8% in fiscal 2013 compared with fiscal 2012 due to higher operating income and lower interest expense. Diluted net income per share from continuing operations for fiscal 2013 increased 8% to $2.72, in line with the increase in net income compared with fiscal 2012.

We ended fiscal 2013 with cash, cash equivalents and investments totaling $1.7 billion. In fiscal 2013 we generated cash from operations, from the issuance of common stock under employee stock plans, and from the sale of our Intuit Websites business. During the same period we used cash for the repurchase of shares of our common stock under our stock repurchase programs, the payment of cash dividends, net purchases of investment securities, and capital expenditures. At July 31, 2013, we had authorization from our Board of Directors to expend up to an additional $1.4 billion for stock repurchases through August 15, 2014. On August 19, 2013 our Board approved a new stock repurchase program under which we are authorized to repurchase up to an additional $2 billion of our common stock from time to time over a four-year period ending on August 19, 2017.

Tables of Contents

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

Revenue Recognition

We derive revenue from the sale of packaged software products, software subscriptions, hosted services, technical support plans, financial supplies, implementation services, transaction fees, merchant services hardware, and multiple element arrangements that may include a combination of these items. We follow the appropriate revenue recognition rules for each type of revenue. For additional information, see “Revenue Recognition” in Note 1 to the financial statements in Item 8 of this report. We generally recognize revenue when persuasive evidence of an arrangement exists, we have delivered the product or performed the service, the fee is fixed or determinable and collectibility is probable. However, determining whether and when some of these criteria have been satisfied often involves exercising judgment and using estimates that can have a significant impact on the timing and amount of revenue we report. For example, for multiple element arrangements containing only software and software-related elements, we must exercise judgment and use estimates in order to (1) allocate the total price among the various elements we must deliver; (2) determine whether undelivered services are essential to the functionality of the delivered products and services; (3) determine whether vendor-specific evidence of fair value exists for each undelivered element; and (4) determine whether and when each element has been delivered. For multiple element arrangements containing non-software elements, we must exercise judgment and use estimates in order to (1) determine whether and when each element has been delivered; (2) determine the fair value of each element using the selling price hierarchy of vendor-specific evidence (VSOE) of fair value if available, third-party evidence (TPE) if VSOE is not available, and estimated selling price (ESP) if neither VSOE nor TPE is available; and (3) allocate the total price among the various elements based on the relative selling price method. If we were to change any of these judgments or estimates, it could cause a material increase or decrease in the amount of revenue that we report in a particular period. Amounts for fees collected or invoiced and due relating to arrangements where revenue cannot be recognized are reflected on our balance sheet as deferred revenue and recognized when the applicable revenue recognition criteria are satisfied.

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

In the past, actual returns and rebates have not differed significantly from the reserves that we have established. However, actual returns and rebates in any future period are inherently uncertain. If we were to change our assumptions and estimates, our revenue reserves would change, which would impact the net revenue we report. If actual returns and rebates are significantly greater than the reserves we have established, the actual results would decrease our future reported revenue. Conversely, if actual returns and rebates are significantly less than our reserves, this would increase our future reported

Tables of Contents

revenue. For example, if we had increased our fiscal 2013 returns reserves by 1% of non-consignment sales to retailers for QuickBooks, TurboTax and Quicken, our total net revenue for fiscal 2013 would have been approximately $3 million lower.

Allowance for Doubtful Accounts

We make ongoing assumptions relating to the collectibility of our accounts receivable. The accounts receivable amounts presented on our balance sheets include reserves for accounts that might not be paid. In determining the amount of these reserves, we consider our historical level of credit losses. We also make judgments about the creditworthiness of significant customers based on ongoing credit evaluations, and we assess current economic trends that might impact the level of credit losses in the future. Our reserves have generally been adequate to cover our actual credit losses. However, since we cannot reliably predict future changes in the financial stability of our customers, we cannot guarantee that our reserves will continue to be adequate. If actual credit losses are significantly greater than the reserve we have established, that would increase our general and administrative expenses and reduce our reported net income. Conversely, if actual credit losses are significantly less than our reserve, this would eventually decrease our general and administrative expenses and increase our reported net income. We had a total of $168 million in gross accounts receivable and an allowance for doubtful accounts of $38 million on our balance sheet at July 31, 2013.

Fair Value of Investments and Other-Than-Temporary Impairments

As described in Note 2 to the financial statements in Item 8 of this Report, we estimate the fair value of our available-for-sale debt and equity securities each quarter. Available-for-sale debt securities consist of cash equivalents, municipal bonds, U.S. treasury securities, U.S. agency securities, corporate notes, and municipal auction rate securities. Available-for-sale equity securities consist of shares of a single publicly traded company. Fair value is defined as the price that would be received from the sale of an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. When identical or similar assets are traded in active markets, the level of judgment required to estimate their fair value is relatively low. This is generally true for our cash equivalents and our corporate equity securities, which we consider to be Level 1 assets, and our municipal bonds, U.S. agency securities and corporate notes, which we consider to be Level 2 assets. We measure the fair values of our Level 2 investments with the help of a pricing service that either provides quoted market prices in active markets for identical or similar securities or uses observable inputs for their pricing without applying significant adjustments. Our fair value processes include controls that are designed to ensure that we record appropriate fair values for our Level 2 investments. These controls include comparison to pricing provided by a secondary pricing service or investment manager, validation of pricing sources and models, review of key model inputs, analysis of period-over-period price fluctuations, and independent recalculation of prices where appropriate.

Significant judgment is required to estimate the fair value of assets and liabilities when observable inputs are not available (Level 3). For example, we use a discounted cash flow model to estimate the fair value of our municipal auction rate securities because we have determined that the market for those securities is inactive. At July 31, 2013, we held a total of $33 million in municipal auction rate securities, which was not significant compared with total available-for-sale debt securities of $860 million at that date.

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

Tables of Contents

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

As described in “Description of Business and Summary of Significant Accounting Policies – Goodwill, Acquired Intangible Assets and Other Long-Lived Assets,” in Note 1 to the financial statements in Item 8 of this Report, in order to estimate the fair value of goodwill we use a weighted combination of a discounted cash flow model (known as the income approach) and comparisons to publicly traded companies engaged in similar businesses (known as the market approach). The income approach requires us to use a number of assumptions, including market factors specific to the business, the amount and timing of estimated future cash flows to be generated by the business over an extended period of time, long-term growth rates for the business, and a rate of return that considers the relative risk of achieving the cash flows and the time value of money. We evaluate cash flows at the reporting unit level and the number of reporting units that we have identified may make impairment more probable than it would be at a company with fewer reporting units and more integrated operations following acquisitions. Although the assumptions we use in our discounted cash flow model are consistent with the assumptions we use to generate our internal strategic plans and forecasts, significant judgment is required to estimate the amount and timing of future cash flows from each reporting unit and the relative risk of achieving those cash flows. When using the market approach, we make judgments about the comparability of publicly traded companies engaged in similar businesses. We base our judgments on factors such as size, growth rates, profitability, risk, and return on investment. We also make judgments when adjusting market multiples of revenue, operating income, and earnings for these companies to reflect their relative similarity to our own businesses. We had a total of $1.2 billion in goodwill for continuing operations and $914 million in goodwill for discontinued operations on our balance sheet at July 31, 2013. See Note 5 to the financial statements in Item 8 of this Report for a summary of goodwill by reportable segment and Note 8 for more information on goodwill for discontinued operations.

We estimate the recoverability of acquired intangible assets and other long-lived assets that have finite useful lives by comparing the carrying amount of the asset to the future undiscounted cash flows that we expect the asset to generate. In order to estimate the fair value of those assets, we estimate the present value of future cash flows from those assets. The key assumptions that we use in our discounted cash flow model are the amount and timing of estimated future cash flows to be generated by the asset over an extended period of time and a rate of return that considers the relative risk of achieving the cash flows and the time value of money. Significant judgment is required to estimate the amount and timing of future cash flows and the relative risk of achieving those cash flows. We also make judgments about the remaining useful lives of acquired intangible assets and other long-lived assets that have finite lives. We had a total of $149 million in net acquired intangible assets on our balance sheet at July 31, 2013.

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

Tables of Contents

During the fourth quarters of fiscal 2013 and 2012 we performed our annual goodwill impairment tests. Using the methodology described in “Description of Business and Summary of Significant Accounting Policies – Goodwill, Acquired Intangible Assets and Other Long-Lived Assets,” in Note 1 to the financial statements in Part 8 of this Report, we determined that the estimated fair values of all of our reporting units exceeded their carrying values and that they were not impaired. In addition, during this analysis we concluded that the estimated fair values of all of our reporting units substantially exceeded their carrying values.

During the fourth quarter of fiscal 2011 we performed our annual goodwill impairment test. As described in Note 1, in step one of that test we compared the estimated fair value of each reporting unit to its carrying value. The estimated fair values of all of our reporting units except Intuit Health exceeded their carrying values and we concluded that they were not impaired. During this analysis we also concluded that the estimated fair values of all of our reporting units except Intuit Health substantially exceeded their carrying values. We completed step two of the test for our Intuit Health reporting unit and determined that the goodwill and acquired intangible assets associated with it were impaired. Consequently, we recorded a goodwill and intangible asset impairment charge of approximately $30 million in fiscal 2011. The market for online patient-to-provider communication solutions is dynamic and competition is intense. Circumstances that negatively affected our estimate of the fair value of our Intuit Health reporting unit included unforeseen delays in developing high quality, timely offerings and marketing them effectively. In March 2013 the largest customer for our Intuit Health business acquired a company that offers similar solutions and competes with us directly in that market space. As a result, we performed an interim impairment test of goodwill and acquired intangible assets during the third quarter of fiscal 2013. We concluded that the carrying amounts of goodwill and certain definite-lived acquired intangible assets associated with our Intuit Health business were impaired and recorded an impairment charge of approximately $46 million that reduced the carrying value of those assets to zero. See “Fair Value Measurements - Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis,” in Note 2 to the financial statements in Item 8 of this Report for more information. In the fourth quarter of fiscal 2013 management approved a plan to sell our Intuit Health business and we accounted for it as discontinued operations. On August 19, 2013 we completed the sale for cash consideration that was not significant. Intuit Health was part of our Other Businesses reportable segment.

Accounting for Share-Based Compensation Plans

At July 31, 2013, there was $351 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all equity compensation plans which we will amortize to expense in the future. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize that cost over a weighted average vesting period of 2.3 years.

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

Tables of Contents

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

At July 31, 2013, we had net deferred tax assets of $170 million which included a valuation allowance of $25 million for the benefits of federal and state net basis difference in investments held for sale, state capital and operating loss carryforwards, and state tax credit carryforwards. We recorded the valuation allowance to reflect uncertainties about whether we will be able to utilize some of our deferred tax assets before they expire. While we believe our current valuation allowance is sufficient, we could in the future be required to increase the valuation allowance to take into account additional deferred tax assets that we may be unable to realize. We assess the need for an adjustment to the valuation allowance on a quarterly basis. The assessment is based on our estimates of future sources of taxable income for the jurisdictions in which we operate and the periods over which our deferred tax assets will be realizable. See Note 11 to the financial statements in Item 8 of this Report for more information.

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

Tables of Contents

Results of Operations

Financial Overview

(Dollars in millions, except per share amounts)	Fiscal 2013	Fiscal 2012	Fiscal 2011	2013-2012 % Change	2012-2011 % Change

Total net revenue	$4,171	$3,808	$3,449	10%	10%
Operating income from continuing operations	1,233	1,168	1,082	6%	8%
Net income from continuing operations	823	764	688	8%	11%
Diluted net income per share from continuing operations	$2.72	$2.51	$2.17	8%	16%

Fiscal 2013 Compared with Fiscal 2012
Total net revenue increased $363 million or 10% in fiscal 2013 compared with fiscal 2012, driven by revenue growth in our Small Business Group and our Consumer Tax segment. In our Small Business Group, revenue was up 16%. Financial Management Solutions segment revenue increased 20%, or 10% excluding revenue from Demandforce, which we acquired in May 2012. Higher organic revenue in this segment was driven by continuing growth in QuickBooks Online revenue. Employee Management Solutions segment revenue increased 12% due to customer growth, improved customer adoption of payroll direct deposit services, and price increases for desktop payroll customers. Payment Solutions segment revenue increased 14% due to fee structure changes and higher total card transaction volume. In our Tax businesses, Consumer Tax segment revenue increased 4% due to 4% growth in paid federal units. Accounting Professionals segment revenue increased 6% due to customer growth and price increases in our professional tax business, and higher QuickBooks Premier Accountant Edition revenue. Other Businesses segment revenue increased 6% due to growth in global revenue.
Operating income from continuing operations increased 6% in fiscal 2013 compared with fiscal 2012 due to the increase in revenue described above partially offset by higher costs and operating expenses. Total operating expenses were $306 million higher in the fiscal 2013 period, including about $85 million for higher staffing expenses, about $60 million for higher advertising and other marketing program expenses in our Financial Management Solutions and Consumer Tax businesses, and about $23 million for higher share-based compensation expenses. See “Cost of Revenue” and “Operating Expenses” later in this Item 7 for more information.
Net income from continuing operations increased 8% in fiscal 2013 compared with fiscal 2012 due to higher operating income and lower interest expense due to the repayment of debt in March 2012. Diluted net income per share from continuing operations for fiscal 2013 increased 8% to $2.72, in line with the increase in net income compared with fiscal 2012.

Fiscal 2012 Compared with Fiscal 2011
Total net revenue increased $359 million or 10% in fiscal 2012 compared with fiscal 2011, driven by revenue growth in our Small Business Group and our Consumer Tax segment. In our Small Business Group, revenue was up 14%. Financial Management Solutions segment revenue increased 11% due to growth in QuickBooks Online and QuickBooks Enterprise Solutions revenue and, to a lesser extent, to higher financial supplies revenue. Employee Management Solutions segment revenue increased 12% due to favorable offering mix, improved customer adoption of payroll direct deposit services, and price increases for desktop payroll customers. Payment Solutions segment revenue increased 20% due to fee structure changes, higher total card transaction volume, and growth in the merchant customer base. In our Tax businesses, Consumer Tax segment revenue increased 11% due to 6% growth in paid federal units and favorable offering mix. Accounting Professionals segment revenue increased 6% due to price increases in our professional tax business and higher QuickBooks Premier Accountant Edition and ProAdvisor Program revenue. Other Businesses segment revenue was flat, with 7% growth in global revenue offset by lower Quicken revenue.
Operating income from continuing operations increased 8% in fiscal 2012 compared with fiscal 2011 due to the increase in revenue described above partially offset by higher costs and operating expenses. Total operating expenses were $178 million higher in the fiscal 2012 period, including about $148 million for higher staffing expenses and about $15 million for higher share-based compensation expenses. See “Cost of Revenue” and “Operating Expenses” later in this Item 7 for more information.
Net income from continuing operations increased 11% in fiscal 2012 compared with fiscal 2011 due to the increase in operating income, lower interest expense due to the repayment of debt during the year, and a slightly lower effective tax rate. Diluted net

Tables of Contents

income per share from continuing operations for fiscal 2012 increased 16% to $2.51 as a result of the increase in net income and the decline in weighted average diluted shares compared with fiscal 2011.

Business Segment Results

The information below is organized in accordance with our six reportable business segments. Results for all periods presented have been adjusted to exclude results for our Intuit Financial Services and Intuit Health businesses, which we classified as discontinued operations in the fourth quarter of fiscal 2013. Intuit Financial Services comprised substantially all of our former Financial Services segment, and Intuit Health was part of our Other Businesses segment. Results for our Mint business are included in our Other Businesses segment for all periods presented. Fiscal 2012 and 2011 results for our Financial Management Solutions segment have been adjusted to exclude results for our Intuit Websites business, which we classified as discontinued operations in the fourth quarter of fiscal 2012. See Note 8 to the financial statements in Item 8 of this Report for more information.

Segment operating income is segment net revenue less segment cost of revenue and operating expenses. Segment expenses do not include certain costs, such as corporate selling and marketing, product development, and general and administrative expenses and share-based compensation expenses, which are not allocated to specific segments. These unallocated costs totaled $823 million in fiscal 2013, $736 million in fiscal 2012, and $676 million in fiscal 2011. Unallocated costs increased in fiscal 2013 compared with fiscal 2012 and in fiscal 2012 compared with fiscal 2011 due to increases in corporate product development and selling and marketing expenses in support of the growth of our businesses, and to a lesser extent to increases in share-based compensation expenses. Segment expenses also do not include amortization of acquired technology, amortization of other acquired intangible assets, and goodwill and intangible asset impairment charges. See Note 15 to the financial statements in Item 8 of this Report for reconciliations of total segment operating income to consolidated operating income from continuing operations for each fiscal year presented.

We calculate revenue growth rates and segment operating margin figures using dollars in thousands. Those results may vary slightly from figures calculated using the dollars in millions presented.

Financial Management Solutions

(Dollars in millions)	Fiscal 2013	Fiscal 2012	Fiscal 2011	2013-2012 % Change	2012-2011 % Change
Product revenue	$425	$418	$405
Service and other revenue	401	273	217
Total segment revenue	$826	$691	$622	20%	11%
% of total revenue	20%	18%	18%

Segment operating income	$306	$265	$243	15%	9%
% of related revenue	37%	38%	39%

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

Fiscal 2013 Compared with Fiscal 2012

FMS total net revenue increased $135 million or 20% in fiscal 2013 compared with fiscal 2012. When adjusted to exclude revenue from Demandforce, which we acquired in May 2012, FMS revenue was 10% higher in fiscal 2013. Total U.S. QuickBooks customers were up 6% while U.S. QuickBooks Online subscribers grew 26%, driving the organic revenue growth in this segment in fiscal 2013. QuickBooks desktop units were down 5% in fiscal 2013 compared with fiscal 2012 due to a continuing trend toward customer adoption of our online QuickBooks offerings.
FMS segment operating income as a percentage of related revenue decreased slightly to 37% in fiscal 2013 from 38% in fiscal 2012. The increases in segment revenue described above were partially offset by higher segment costs and expenses that

Tables of Contents

included costs and expenses for Demandforce. Fiscal 2013 staffing expenses were about $68 million higher, driven by an increase in headcount. Advertising and other marketing program expenses also increased.

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

Employee Management Solutions

(Dollars in millions)	Fiscal 2013	Fiscal 2012	Fiscal 2011	2013-2012 % Change	2012-2011 % Change
Product revenue	$298	$280	$261
Service and other revenue	276	232	196
Total segment revenue	$574	$512	$457	12%	12%
% of total revenue	14%	13%	13%

Segment operating income	$353	$314	$271	13%	16%
% of related revenue	61%	61%	59%

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

Fiscal 2013 Compared with Fiscal 2012

EMS total net revenue increased $62 million or 12% in fiscal 2013 compared with fiscal 2012. Revenue was higher in fiscal 2013 due to customer growth in our Enhanced desktop payroll and online payroll solutions, improved customer adoption of payroll direct deposit services, and price increases for desktop payroll customers. At July 31, 2013 total U.S. payroll customers were up 3% while U.S. online payroll customers were up 18% compared with July 31, 2012.

EMS segment operating income as a percentage of related revenue was flat at 61% in fiscal 2013 and fiscal 2012 because costs and expenses grew in proportion to revenue.

Fiscal 2012 Compared with Fiscal 2011

EMS total net revenue increased $55 million or 12% in fiscal 2012 compared with fiscal 2011. Revenue was higher in fiscal 2012 due to customer growth in our Enhanced desktop payroll and online payroll solutions, improved customer adoption of payroll direct deposit services, and price increases for desktop payroll customers. At July 31, 2012, total U.S. payroll customers were up 2% while U.S. online payroll customers were up 19% compared with July 31, 2011.

EMS segment operating income as a percentage of related revenue increased to 61% in fiscal 2012 from 59% in fiscal 2011. Segment operating income was higher in fiscal 2012 due to the increases in revenue described above, partially offset by higher staffing expenses associated with growing our online payroll business.

Tables of Contents

Payment Solutions

(Dollars in millions)	Fiscal 2013	Fiscal 2012	Fiscal 2011	2013-2012 % Change	2012-2011 % Change
Product revenue	$27	$26	$31
Service and other revenue	449	391	317
Total segment revenue	$476	$417	$348	14%	20%
% of total revenue	11%	11%	10%

Segment operating income	$129	$107	$64	20%	66%
% of related revenue	27%	26%	19%

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

Fiscal 2013 Compared with Fiscal 2012

Payment Solutions total net revenue increased $59 million or 14% in fiscal 2013 compared with fiscal 2012, driven by fee structure changes and 9% higher U.S. total credit and debit card transaction volume. Our U.S. merchant customer base grew 9% in fiscal 2013 compared with fiscal 2012.
Payment Solutions segment operating income as a percentage of related revenue increased slightly to 27% in fiscal 2013 from 26% in fiscal 2012. The increases in revenue described above were partially offset by higher segment costs and expenses, including higher chargeback losses from mobile offerings in cost of revenue in the first half of fiscal 2013 and higher staffing expenses.

Fiscal 2012 Compared with Fiscal 2011

Payment Solutions total net revenue increased $69 million or 20% in fiscal 2012 compared with fiscal 2011, driven by fee structure changes, higher total credit and debit card transaction volume, and 13% growth in the U.S. merchant customer base.
Payment Solutions segment operating income as a percentage of related revenue increased to 26% in fiscal 2012 from 19% in fiscal 2011 due to the increases in revenue described above and lower agent fees in cost of revenue, partially offset by higher data center hosting expenses.

Consumer Tax

(Dollars in millions)	Fiscal 2013	Fiscal 2012	Fiscal 2011	2013-2012 % Change	2012-2011 % Change
Product revenue	$205	$218	$261
Service and other revenue	1,298	1,223	1,037
Total segment revenue	$1,503	$1,441	$1,298	4%	11%
% of total revenue	36%	38%	38%

Segment operating income	$942	$886	$850	6%	4%
% of related revenue	63%	61%	65%

Consumer Tax product revenue is derived primarily from TurboTax federal and state consumer and small business desktop tax return preparation software. Consumer Tax service and other revenue is derived primarily from TurboTax Online tax return preparation services and electronic tax filing services.

Tables of Contents

Fiscal 2013 Compared with Fiscal 2012

Consumer Tax total net revenue increased $62 million or 4% in fiscal 2013 compared with fiscal 2012 due to 4% growth in paid federal units. Total online federal units represented approximately 78% of total federal TurboTax units for the 2012 consumer tax season, up slightly from approximately 77% for the 2011 tax season.
Consumer Tax segment operating income as a percentage of related revenue increased to 63% in fiscal 2013 from 61% in fiscal 2012 due to the higher revenue described above partially offset by slightly higher costs and expenses. Higher expenses for advertising and other marketing programs were nearly offset by lower costs for refund debit card processing and data center hosting costs. Debit card processing costs were lower because we offered that program through a partner in fiscal 2013 rather than managing it internally, as we did in fiscal 2012.

Fiscal 2012 Compared with Fiscal 2011

Consumer Tax total net revenue increased $143 million or 11% in fiscal 2012 compared with fiscal 2011 due to 6% growth in paid federal units and favorable offering mix, including improved conversion from free to paid offerings. Revenue from our refund debit card program was higher in fiscal 2012 because customer card usage was higher and because we managed the program internally rather than offering it through a partner and sharing the revenue, as we did in fiscal 2011. Total online federal units grew 9% and represented approximately 77% of total federal TurboTax units for the 2011 consumer tax season, up from approximately 75% for the 2010 tax season.
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

Accounting Professionals

(Dollars in millions)	Fiscal 2013	Fiscal 2012	Fiscal 2011	2013-2012 % Change	2012-2011 % Change
Product revenue	$384	$370	$340
Service and other revenue	65	53	59
Total segment revenue	$449	$423	$399	6%	6%
% of total revenue	11%	11%	12%

Segment operating income	$266	$249	$228	7%	9%
% of related revenue	59%	59%	57%

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

Fiscal 2013 Compared with Fiscal 2012

Accounting Professionals total net revenue increased $26 million or 6% in fiscal 2013 compared with fiscal 2012 due to customer growth and price increases in our professional tax business, and higher QuickBooks Premier Accountant Edition revenue.
Accounting Professionals segment operating income as a percentage of related revenue was flat at 59% in fiscal 2013 and fiscal 2012 because costs and expenses grew in proportion to revenue.

Tables of Contents

Fiscal 2012 Compared with Fiscal 2011

Accounting Professionals total net revenue increased $24 million or 6% in fiscal 2012 compared with fiscal 2011 due to price increases in our professional tax business and higher QuickBooks Premier Accountant Edition and ProAdvisor Program revenue.
Accounting Professionals segment operating income as a percentage of related revenue increased to 59% in fiscal 2012 from 57% in fiscal 2011 due to the increases in revenue described above and relatively stable costs and expenses.

Other Businesses

(Dollars in millions)	Fiscal 2013	Fiscal 2012	Fiscal 2011	2013-2012 % Change	2012-2011 % Change
Product revenue	$176	$167	$182
Service and other revenue	167	157	143
Total segment revenue	$343	$324	$325	6%	—%
% of total revenue	8%	9%	9%

Segment operating income	$113	$116	$122	(2%)	(4%)
% of related revenue	33%	36%	38%

Other Businesses consist primarily of our personal finance offerings, Quicken and Mint, and our global businesses, primarily in Canada, the United Kingdom, and Singapore. Quicken product revenue is derived primarily from Quicken desktop software products. Quicken service and other revenue is derived primarily from fees from consumer online transactions and Quicken Loans trademark royalties. Mint service and other revenue consists primarily of online lead generation fees. In Canada, product revenue is derived primarily from localized versions of QuickBooks and Quicken as well as consumer desktop tax return preparation software and professional tax preparation products. Service and other revenue in Canada consists primarily of revenue from QuickBooks support plans, payroll services, and merchant payment processing services. In the United Kingdom, product revenue is derived primarily from localized versions of QuickBooks and QuickBooks Payroll. In Singapore and other international locations, service and other revenue is derived from QuickBooks Online.

Fiscal 2013 Compared with Fiscal 2012

Other Businesses total net revenue increased $19 million or 6% in fiscal 2013 compared with fiscal 2012 driven by global revenue, which grew 9% in fiscal 2013.
Other Businesses segment operating income as a percentage of related revenue decreased to 33% in fiscal 2013 from 36% in fiscal 2012. Higher fiscal 2013 revenue as described above was offset by higher costs and expenses associated with continued investment in global market opportunities.

Fiscal 2012 Compared with Fiscal 2011

Other Businesses total net revenue was flat in fiscal 2012 compared with fiscal 2011. Global revenue grew 7% in fiscal 2012, or 9% when adjusted for unfavorable currency impacts, while Quicken revenue was lower due to lower Quicken unit sales.
Other Businesses segment operating income as a percentage of related revenue decreased to 36% in fiscal 2012 from 38% in fiscal 2011. We continued to invest in global market opportunities during fiscal 2012, while Quicken costs and expenses were lower.

Tables of Contents

Cost of Revenue

(Dollars in millions)	Fiscal 2013	% of Related Revenue	Fiscal 2012	% of Related Revenue	Fiscal 2011	% of Related Revenue
Cost of product revenue	$130	9%	$146	10%	$143	10%
Cost of service and other revenue	429	16%	429	18%	338	17%
Amortization of acquired technology	18	n/a	10	n/a	9	n/a
Total cost of revenue	$577	14%	$585	15%	$490	14%

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

Fiscal 2013 Compared with Fiscal 2012

Cost of product revenue as a percentage of product revenue decreased slightly in fiscal 2013 compared with fiscal 2012 due to favorable product mix. Cost of service and other revenue as a percentage of service and other revenue decreased in fiscal 2013 compared with fiscal 2012 due to growth in our TurboTax Online, QuickBooks Online, and online payroll offerings and to lower refund debit card processing and data center hosting costs. Online revenues have relatively lower costs of revenue compared with our other service offerings.

Fiscal 2012 Compared with Fiscal 2011

Cost of service and other revenue as a percentage of service and other revenue was slightly higher in fiscal 2012 compared with fiscal 2011. In fiscal 2012 we incurred higher costs associated with the new Free Tax Advice and refund debit card programs in our Consumer Tax segment. Partially offsetting the impact of these higher costs, agent fees in our Payment Solutions business were lower and online tax return preparation and electronic filing service revenue grew slightly faster than total service revenue. Online tax revenues have relatively lower costs of revenue compared with our other service offerings.

Operating Expenses

(Dollars in millions)	Fiscal 2013	% of Total Net Revenue	Fiscal 2012	% of Total Net Revenue	Fiscal 2011	% of Total Net Revenue
Selling and marketing	$1,219	29%	$1,033	27%	$959	28%
Research and development	685	17%	618	16%	566	16%
General and administrative	422	10%	381	10%	341	10%
Amortization of other purchased intangible assets	35	1%	23	1%	11	—%
Total operating expenses	$2,361	57%	$2,055	54%	$1,877	54%
Fiscal 2013 Compared with Fiscal 2012

Total operating expenses as a percentage of total net revenue increased to 57% in fiscal 2013 from 54% in fiscal 2012. Revenue grew $363 million and total operating expenses increased $306 million in fiscal 2013. The increase in operating expenses included the addition of operating expenses for Demandforce, which we acquired in May 2012. Operating expenses increased about $85 million for higher staffing expenses associated with higher headcount, about $60 million for advertising and other marketing programs in our Financial Management Solutions and Consumer Tax segments, and about $23 million for higher share-based compensation expenses. Share-based compensation expenses increased because the market price of our common stock was higher at the time of our broad-based July 2012 grants of stock options and restricted stock units compared with the prior fiscal year. This increased the total fair value of these awards at the time of grant, which is being recognized as expense over the related service periods.

Tables of Contents

Fiscal 2012 Compared with Fiscal 2011

Total operating expenses as a percentage of total net revenue were flat at 54% in fiscal 2012 and fiscal 2011. Revenue grew $359 million while total operating expenses increased $178 million in fiscal 2012. Total operating expenses increased about $148 million for higher staffing expenses due to higher headcount and about $15 million for higher share-based compensation expenses. Share-based compensation expenses increased because the market price of our common stock was higher at the time of our broad-based July 2011 grants of stock options and restricted stock units compared with the prior fiscal year. This increased the total fair value of these awards at the time of grant, which is being recognized as expense over the related service periods.

Non-Operating Income and Expenses

Interest Expense

In March 2007 we issued five-year and ten-year senior unsecured notes totaling $1 billion. In March 2012 we repaid $500 million of those senior notes when they became due using cash from operations. Interest expense of $30 million in fiscal 2013, $50 million in fiscal 2012, and $60 million in fiscal 2011 consisted primarily of interest on these senior notes. See Note 10 to the financial statements in Item 8 of this Report for more information.

Interest and Other Income

(In millions)	Fiscal 2013	Fiscal 2012	Fiscal 2011
Interest income	$3	$9	$10
Net gain on executive deferred compensation plan assets	7	—	6
Gain on disposition of stock warrants	—	10	—
Other	(3)	1	4
Total interest and other income, net	$7	$20	$20

Interest and other income, net consists primarily of interest income and net gains and losses on executive deferred compensation plan assets. Lower interest rates and stable average invested balances resulted in lower interest income in fiscal 2013 compared with fiscal 2012. Lower average invested balances and lower interest rates resulted in slightly lower interest income in fiscal 2012 compared with fiscal 2011. In accordance with authoritative guidance, we record gains and losses associated with executive deferred compensation plan assets in interest and other income and gains and losses associated with the related liabilities in operating costs and expenses. The total amounts recorded in operating costs and expenses are approximately equal to the total amounts recorded in interest and other income.

In connection with our acquisition of Digital Insight Corporation in fiscal 2007, we acquired stock warrants for a privately held company. During fiscal 2012 that company was acquired and we recorded a gain of approximately $10 million on the disposition of the warrants in interest and other income.

Income Taxes

Effective Tax Rate

Our effective tax rates for fiscal 2013, fiscal 2012, and fiscal 2011 were approximately 32%, 33%, and 34%. The differences between these rates and the federal statutory rate of 35% were primarily related to the tax benefit received from the domestic production activities deduction and the federal research and experimentation credit, partially offset by state income taxes. See Note 11 to the financial statements in Item 8 of this Report for more information about our effective tax rates.

Net Deferred Tax Assets

At July 31, 2013, we had net deferred tax assets of $170 million which included a valuation allowance of $25 million for the benefits of federal and state net basis difference in investments held for sale, state capital and operating loss carryforwards, and state tax credit carryforwards. We recorded the valuation allowance to reflect uncertainties about whether we will be able to utilize some of our deferred tax assets before they expire. While we believe our current valuation allowance is sufficient, we could in the future be required to increase the valuation allowance to take into account additional deferred tax assets that we

Tables of Contents

may be unable to realize. We assess the need for an adjustment to the valuation allowance on a quarterly basis. The assessment is based on our estimates of future sources of taxable income for the jurisdictions in which we operate and the periods over which our deferred tax assets will be realizable. See Note 11 to the financial statements in Item 8 of this Report for more information.

We provide U.S. federal income taxes on the earnings of foreign subsidiaries unless the subsidiaries' earnings are intended to be indefinitely reinvested in our international operations. To the extent that foreign earnings previously treated as indefinitely reinvested are repatriated, the related U.S. tax liability may, subject to certain limitations, be reduced by any foreign income taxes paid on these earnings. At July 31, 2013, the cumulative amount of earnings upon which U.S. income taxes had not been provided was approximately $57 million. The unrecognized deferred tax liability for these earnings was approximately $14 million.

Discontinued Operations

In the first quarter of fiscal 2013 we completed the sale of our Intuit Websites business, which was a component of our Financial Management Solutions segment. During the fourth quarter of fiscal 2013 we signed a definitive agreement to sell our Intuit Financial Services business, which comprised substantially all of our former Financial Services segment, and management approved a plan to sell our Intuit Health business, which was part of our Other Businesses segment. We completed the sale of those two businesses in August 2013. We also transferred Mint, which was reported in the Financial Services segment during fiscal 2013, back to our Other Businesses segment. See Note 8 to the financial statements in Item 8 of this Report for a more complete description of these discontinued operations and the impact that they have had on our statements of operations for the fiscal periods presented.

Liquidity and Capital Resources

Overview

At July 31, 2013, our cash, cash equivalents and investments totaled $1.7 billion, an increase of $917 million from July 31, 2012 due to the factors described in “Statements of Cash Flows” below. Our primary source of liquidity has been cash from operations, which entails the collection of accounts receivable for products and services. Our primary uses of cash have been for research and development programs, selling and marketing activities, capital projects, acquisitions of businesses, debt service costs, repurchases of our common stock under our stock repurchase programs, and the payment of cash dividends. As discussed in “Executive Overview – Industry Trends and Seasonality” earlier in this Item 7, our business is subject to significant seasonality. The balance of our cash, cash equivalents and investments generally fluctuates with that seasonal pattern. We believe the seasonality of our business is likely to continue in the future.

The following table summarizes selected measures of our liquidity and capital resources at the dates indicated:

(Dollars in millions)	July 31, 2013	July 31, 2012	$ Change	% Change
Cash, cash equivalents and investments	$1,661	$744	$917	123%
Long-term investments	83	75	8	11%
Long-term debt	499	499	—	—%
Working capital	1,116	258	858	333%
Ratio of current assets to current liabilities	1.9 : 1	1.2 : 1

We have historically generated significant cash from operations and we expect to continue to do so during fiscal 2014. Since our operations are primarily domestic, approximately 90% of our cash, cash equivalents and investments at July 31, 2013 were located in the U.S. and none of those funds were restricted. Our only significant debt consists of $500 million in senior unsecured notes due in March 2017. We also have an unused $500 million unsecured revolving line of credit facility available to us for general corporate purposes, including future acquisitions.
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

Tables of Contents

requirements, contractual obligations, commitments, debt service requirements, and other liquidity requirements associated with our operations for at least the next 12 months. We expect to return excess cash generated by operations to our stockholders through repurchases of our common stock and payment of cash dividends, after taking into account our operating and strategic cash needs.

Statements of Cash Flows

The following table summarizes selected items from our statements of cash flows for fiscal 2013, fiscal 2012, and fiscal 2011. See the financial statements in Item 8 of this Report for complete statements of cash flows for those periods.

	Fiscal	Fiscal	Fiscal
(Dollars in millions)	2013	2012	2011
Net cash provided by (used in):
Operating activities	$1,366	$1,246	$1,013
Investing activities	(485)	(225)	497
Financing activities	(262)	(1,344)	(1,006)
Effect of exchange rate changes on cash	(3)	(6)	4
Increase (decrease) in cash and cash equivalents	$616	$(329)	$508

During fiscal 2013 we generated $1.4 billion in cash from operations. We also received $165 million in cash from the issuance of common stock under employee stock plans and $60 million from the sale of our Intuit Websites business. During the same period we used $292 million in cash for the repurchase of shares of our common stock under our stock repurchase programs, $203 million for the payment of cash dividends, $308 million for net purchases of investments, and $195 million for capital expenditures.

During fiscal 2012 we generated $1.2 billion in cash from operations. We also received $349 million in cash from net sales of investments and $164 million from the issuance of common stock under employee stock plans. During the same period we used $500 million in cash to repay senior notes that became due in March 2012, $392 million for the acquisition of businesses (primarily Demandforce), $900 million for the repurchase of shares of our common stock under our stock repurchase programs, $178 million for the payment of cash dividends, and $186 million for capital expenditures.

During fiscal 2011 we generated $1.0 billion in cash from operations. We also received $697 million in cash from net sales of investments and $283 million from the issuance of common stock under employee stock plans. During the same period we used $1.4 billion in cash for the repurchase of shares of our common stock under our stock repurchase programs and $213 million for capital expenditures.

Stock Repurchase Programs and Dividends on Common Stock

As described in Note 12 to the financial statements in Item 8 of this Report, during fiscal 2013, 2012, and 2011 we continued to repurchase shares of our common stock under a series of repurchase programs that our Board of Directors has authorized. At July 31, 2013, we had authorization from our Board of Directors to expend up to an additional $1.4 billion for stock repurchases through August 15, 2014. On August 19, 2013 our Board approved a new stock repurchase program under which we are authorized to repurchase up to an additional $2 billion of our common stock from time to time over a four-year period ending on August 19, 2017.

On August 1, 2013, we sold our Intuit Financial Services business for approximately $1.025 billion in cash. To facilitate the stock repurchase program described above, from time to time we repurchase shares in the open market. On August 23, 2013 we entered into an accelerated share repurchase (ASR) agreement with a large financial institution to repurchase $1.4 billion of Intuit's common stock on an accelerated basis. We entered into this ASR agreement in order to repurchase shares at a guaranteed discount from the average price of our stock over a specified period of time. On August 23, 2013 we paid $1.4 billion to the financial institution and received an initial delivery of 17.6 million shares of Intuit common stock. The total number of shares to be delivered generally will be determined by applying an agreed discount to the average of the daily volume weighted average price of Intuit common shares traded during the pricing period. The pricing period is scheduled to end in December 2013, but it may conclude sooner at the election of the financial institution. If the total number of shares to be delivered exceeds the number of shares delivered on August 23, 2013, we will receive the remaining balance of shares from the financial institution. Based on the current trading prices of our common stock, we expect to receive additional shares. If the

Tables of Contents

total number of shares to be delivered is less than the number of shares delivered on August 23, 2013, we have the contractual right to deliver to the financial institution either shares of Intuit common stock or cash equal to the value of those shares.

During fiscal 2013 and 2012 we also continued to pay quarterly cash dividends on shares of our outstanding common stock. In August 2013 our Board of Directors declared a quarterly cash dividend of $0.19 per share of outstanding common stock payable on October 18, 2013 to stockholders of records at the close of business on October 10, 2013. We currently expect to continue paying comparable cash dividends on a quarterly basis; however, future declarations of dividends and the establishment of future record dates and payment dates are subject to the final determination of our Board of Directors.

Business Combinations

On May 18, 2012 we acquired all of the outstanding equity interests of Demandforce, Inc. for total cash and other consideration of approximately $449 million. The $449 million included approximately $44 million for the fair value of assumed equity awards that is being charged to expense over service periods of up to four years. Demandforce is a provider of online marketing and customer communication solutions for small businesses and became part of our Financial Management Solutions segment. We have included the results of operations for Demandforce in our consolidated results of operations from the date of acquisition. Their results of operations for periods prior to the date of acquisition were not material when compared with our consolidated results of operations. See Note 7 to the financial statements in Item 8 of this Report for more information.

Commitments for Senior Unsecured Notes

On March 12, 2007 we issued $500 million of 5.40% senior unsecured notes due on March 15, 2012 (the 2012 Notes) and $500 million of 5.75% senior unsecured notes due on March 15, 2017 (the 2017 Notes). We repaid the 2012 Notes when they became due using cash from operations. The 2017 Notes are redeemable by Intuit at any time, subject to a make-whole premium. Interest is payable semiannually on March 15 and September 15. At July 31, 2013, our maximum commitment for interest payments under the 2017 Notes was $115 million. See Note 10 to the financial statements in Item 8 of this Report for more information.

Unsecured Revolving Credit Facility

On February 17, 2012 we entered into an agreement with certain institutional lenders for a $500 million unsecured revolving credit facility that will expire on February 17, 2017. See Note 9 to the financial statements in Item 8 of this Report for a description of the key terms of this agreement, including the covenants. We remained in compliance with these covenants at all times during the quarter ended July 31, 2013. We may use amounts borrowed under this credit facility for general corporate purposes, including future acquisitions. To date we have not borrowed under the credit facility. We monitor counterparty risk associated with the institutional lenders that are providing the credit facility. We currently believe that the credit facility will be available to us should we choose to borrow under it.

Cash Held by Foreign Subsidiaries

Our cash, cash equivalents and investments totaled $1.7 billion at July 31, 2013. Of this amount, approximately 10% was held by our foreign subsidiaries and subject to repatriation tax considerations. These foreign funds were located primarily in Canada, and to a lesser extent in India, Singapore, and the UK. We intend to permanently reinvest a significant portion of our earnings from foreign operations, and we currently do not anticipate that we will need funds generated from foreign operations to fund our domestic operations. In the event that funds from foreign operations are needed to fund operations in the United States, if U.S. taxes have not been previously provided on the related earnings we would provide for and pay additional U.S. taxes at the time we change our intention with regard to the reinvestment of those earnings.

Off-Balance Sheet Arrangements

At July 31, 2013, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Tables of Contents

Contractual Obligations

The following table summarizes our known contractual obligations to make future payments at July 31, 2013:

	Payments Due by Period
	Less than	1-3	3-5	More than
(In millions)	1 year	years	years	5 years	Total
Amounts due under executive deferred compensation plan	$64	$—	$—	$—	$64
Senior unsecured notes	—	—	500	—	500
Interest and fees due on long-term obligations	29	58	29	—	116
License fee payable (1)	10	20	20	10	60
Operating leases (2)	63	105	75	160	403
Purchase obligations (3)	18	23	1	1	43
Total contractual obligations (4)	$184	$206	$625	$171	$1,186
_____________________

(1)
In May 2009 we entered into an agreement to license certain technology for $20 million in cash and $100 million payable over ten fiscal years. See Note 10 to the financial statements in Item 8 of this Report for more information.

(2)
Excludes facilities leases assumed by the purchasers of our Intuit Financial Services and Intuit Health businesses. We classified these businesses as discontinued operations at July 31, 2013 and sold them in August 2013. We had no capital leases at July 31, 2013.

(3)
Represents agreements to purchase products and services that are enforceable, legally binding and specify terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the payments. Excludes approximately $184 million of future outsourced electronic payment fulfillment and bill management services assumed by the purchaser of our Intuit Financial Services business. We classified IFS as discontinued operations at July 31, 2013 and sold it on August 1, 2013.

(4)
Other long-term obligations on our balance sheet at July 31, 2013 included non-current income tax liabilities of $38 million which related primarily to unrecognized tax benefits. We have not included this amount in the table above because we cannot make a reasonably reliable estimate regarding the timing of settlements with taxing authorities, if any.

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

The following table presents our portfolio of cash equivalents and available-for-sale debt securities as of July 31, 2013 by stated maturity. The table is classified by the original maturity date listed on the security and includes cash equivalents, which consist primarily of money market funds. At July 31, 2013, the weighted average tax adjusted interest rate earned on our money market accounts was 0.03% and the weighted average tax adjusted interest rate earned on our investments was 0.37%.

	Years Ending July 31,
(In millions)	2014	2015	2016	2017	2018	2018 and Thereafter	Total
Cash equivalents	$917	$—	$—	$—	$—	$—	$917
Investments	235	245	210	14	18	105	827
Long-term investments	—	—	—	—	—	33	33
Total	$1,152	$245	$210	$14	$18	$138	$1,777

Interest Rate Risk

Our cash equivalents and investments are subject to market risk due to changes in interest rates. Interest rate movements affect the interest income we earn on cash equivalents and investments and the value of those investments. Should the Federal Reserve Target Rate increase by 25 basis points from the level of July 31, 2013, the value of our investments would decrease by approximately $3 million. Should the Federal Reserve Target Rate increase by 100 basis points from the level of July 31, 2013, the value of our investments would decrease by approximately $10 million.

We are also exposed to the impact of changes in interest rates as they affect our $500 million revolving credit facility. Advances under the credit facility accrue interest at rates that are equal to JP Morgan's alternate base rate plus a margin that ranges from 0.0% to 0.5% or the London InterBank Offered Rate (LIBOR) plus a margin that ranges from 0.9% to 1.5%, in both cases based on our senior debt ratings. Consequently, our interest expense would fluctuate with changes in the general level of these interest rates if we were to borrow any amounts under the credit facility. At July 31, 2013, no amounts were outstanding under the credit facility.

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

Since we translate foreign currencies (primarily Canadian dollars, British pounds, Australian dollars, Indian rupees, and Singapore dollars) into U.S dollars for financial reporting purposes, currency fluctuations can have an impact on our financial results. The historical impact of currency fluctuations has generally been immaterial. We believe that our exposure to currency exchange fluctuation risk is not significant primarily because our global subsidiaries invoice customers and satisfy their financial obligations almost exclusively in their local currencies. Although the impact of currency fluctuations on our financial results has generally been immaterial in the past and we believe that for the reasons cited above currency fluctuations will not be significant in the future, there can be no guarantee that the impact of currency fluctuations will not be material in the future. As of July 31, 2013, we did not engage in foreign currency hedging activities.

Tables of Contents

ITEM 8
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

1.	INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

The following financial statements are filed as part of this Report:

2.	INDEX TO FINANCIAL STATEMENT SCHEDULES

The following financial statement schedule is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements:

Schedule		Page
II	Valuation and Qualifying Accounts	95

All other schedules not listed above have been omitted because they are inapplicable or are not required.

Tables of Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Intuit Inc.

We have audited the accompanying consolidated balance sheets of Intuit Inc. as of July 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended July 31, 2013. Our audits also included the financial statement schedule listed in Part II, Item 8. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Intuit Inc. at July 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended July 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Intuit Inc.’s internal control over financial reporting as of July 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated September 13, 2013 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
San Jose, California
September 13, 2013

Tables of Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Intuit Inc.

We have audited Intuit Inc.'s internal control over financial reporting as of July 31, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Intuit Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Intuit Inc. maintained, in all material respects, effective internal control over financial reporting as of July 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Intuit Inc. as of July 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended July 31, 2013 and our report dated September 13, 2013 expressed an unqualified opinion thereon.

                            /s/ ERNST & YOUNG LLP

San Jose, California
September 13, 2013

Tables of Contents

INTUIT INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Twelve Months Ended July 31,
(In millions, except per share amounts)	2013	2012	2011
Net revenue:
Product	$1,515	$1,479	$1,480
Service and other	2,656	2,329	1,969
Total net revenue	4,171	3,808	3,449
Costs and expenses:
Cost of revenue:
Cost of product revenue	130	146	143
Cost of service and other revenue	429	429	338
Amortization of acquired technology	18	10	9
Selling and marketing	1,219	1,033	959
Research and development	685	618	566
General and administrative	422	381	341
Amortization of other acquired intangible assets	35	23	11
Total costs and expenses	2,938	2,640	2,367
Operating income from continuing operations	1,233	1,168	1,082
Interest expense	(30)	(50)	(60)
Interest and other income, net	7	20	20
Income from continuing operations before income taxes	1,210	1,138	1,042
Income tax provision	387	374	354
Net income from continuing operations	823	764	688
Net income (loss) from discontinued operations	35	28	(54)
Net income	$858	$792	$634

Basic net income per share from continuing operations	$2.78	$2.58	$2.24
Basic net income (loss) per share from discontinued operations	0.11	0.09	(0.18)
Basic net income per share	$2.89	$2.67	$2.06
Shares used in basic per share calculations	297	296	307

Diluted net income per share from continuing operations	$2.72	$2.51	$2.17
Diluted net income (loss) per share from discontinued operations	0.11	0.09	(0.17)
Diluted net income per share	$2.83	$2.60	$2.00
Shares used in diluted per share calculations	303	305	317

Dividends declared per common share	$0.68	$0.60	$—

See accompanying notes.

Tables of Contents

INTUIT INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Twelve Months Ended July 31,
(In millions)	2013	2012	2011

Net income	$858	$792	$634
Other comprehensive income (loss), net of income taxes:
Unrealized losses on available-for-sale debt securities	(1)	(1)	—
Unrealized gains on available-for-sale equity securities	—	18	—
Foreign currency translation gains (losses)	(4)	(7)	4
Total other comprehensive income (loss), net	(5)	10	4
Comprehensive income	$853	$802	$638

See accompanying notes.

Tables of Contents

INTUIT INC.
CONSOLIDATED BALANCE SHEETS

	July 31,
(Dollars in millions, except par value; shares in thousands)	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$1,009	$393
Investments	652	351
Accounts receivable, net of allowance for doubtful accounts of $38 and $46	130	142
Income taxes receivable	62	53
Deferred income taxes	166	183
Prepaid expenses and other current assets	98	65
Current assets of discontinued operations	44	46
Current assets before funds held for customers	2,161	1,233
Funds held for customers	235	290
Total current assets	2,396	1,523
Long-term investments	83	75
Property and equipment, net	555	543
Goodwill	1,246	1,286
Acquired intangible assets, net	149	207
Other assets	102	94
Long-term assets of discontinued operations	955	956
Total assets	$5,486	$4,684
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$137	$139
Accrued compensation and related liabilities	218	214
Income taxes payable	2	—
Deferred revenue	495	439
Other current liabilities	154	144
Current liabilities of discontinued operations	39	39
Current liabilities before customer fund deposits	1,045	975
Customer fund deposits	235	290
Total current liabilities	1,280	1,265
Long-term debt	499	499
Other long-term obligations	167	166
Long-term obligations of discontinued operations	9	10
Total liabilities	1,955	1,940
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value Authorized - 1,345 shares total; 145 shares designated Series A; 250 shares designated Series B Junior Participating Issued and outstanding - None	—	—
Common stock, $0.01 par value Authorized - 750,000 shares Outstanding - 299,503 shares at July 31, 2013 and 295,289 shares at July 31, 2012	3	3
Additional paid-in capital	3,198	3,015
Treasury stock, at cost	(4,952)	(4,911)
Accumulated other comprehensive income	20	25
Retained earnings	5,262	4,612
Total stockholders’ equity	3,531	2,744
Total liabilities and stockholders’ equity	$5,486	$4,684

See accompanying notes.

Tables of Contents

INTUIT INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders’ Equity
(Dollars in millions, shares in thousands)	Shares	Amount
Balance at July 31, 2010	313,861	$3	$2,725	$(3,315)	$11	$3,397	$2,821
Comprehensive income	—	—	—	—	4	634	638
Issuance of treasury stock under employee stock plans	14,970	—	(76)	359	—	—	283
Stock repurchases under stock repurchase programs	(28,234)	—	—	(1,360)	—	—	(1,360)
Tax benefit from share-based compensation plans	—	—	81	—	—	—	81
Share-based compensation expense	—	—	153	—	—	—	153
Balance at July 31, 2011	300,597	3	2,883	(4,316)	15	4,031	2,616
Comprehensive income	—	—	—	—	10	792	802
Issuance of treasury stock under employee stock plans	11,556	—	(108)	305	—	(33)	164
Stock repurchases under stock repurchase programs	(16,864)	—	—	(900)	—	—	(900)
Cash dividends declared ($0.60 per share)	—	—	—	—	—	(178)	(178)
Tax benefit from share-based compensation plans	—	—	71	—	—	—	71
Share-based compensation expense	—	—	169	—	—	—	169
Balance at July 31, 2012	295,289	3	3,015	(4,911)	25	4,612	2,744
Comprehensive income	—	—	—	—	(5)	858	853
Issuance of treasury stock under employee stock plans	9,034	—	(81)	251	—	(5)	165
Stock repurchases under stock repurchase programs	(4,820)	—	—	(292)	—	—	(292)
Cash dividends declared ($0.68 per share)	—	—	—	—	—	(203)	(203)
Tax benefit from share-based compensation plans	—	—	69	—	—	—	69
Share-based compensation expense	—	—	195	—	—	—	195
Balance at July 31, 2013	299,503	$3	$3,198	$(4,952)	$20	$5,262	$3,531

See accompanying notes.

Tables of Contents

INTUIT INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twelve Months Ended July 31,
(In millions)	2013	2012	2011
Cash flows from operating activities:
Net income	$858	$792	$634
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	166	171	164
Amortization of acquired intangible assets	66	71	77
Goodwill and intangible asset impairment charge	46	—	30
Share-based compensation expense	195	169	153
Pre-tax gain on sale of discontinued operations (1)	(53)	—	—
Deferred income taxes	13	(62)	31
Tax benefit from share-based compensation plans	69	71	81
Excess tax benefit from share-based compensation plans	(69)	(70)	(71)
Other	19	11	19
Total adjustments	452	361	484
Changes in operating assets and liabilities:
Accounts receivable	12	(10)	(36)
Prepaid expenses, income taxes receivable and other assets	(42)	31	(70)
Accounts payable	4	19	(24)
Accrued compensation and related liabilities	8	17	8
Deferred revenue	62	38	28
Income taxes payable	2	—	(15)
Other liabilities	10	(2)	4
Total changes in operating assets and liabilities	56	93	(105)
Net cash provided by operating activities	1,366	1,246	1,013
Cash flows from investing activities:
Purchases of available-for-sale debt securities	(869)	(669)	(1,257)
Sales of available-for-sale debt securities	333	840	1,626
Maturities of available-for-sale debt securities	228	178	328
Net change in money market funds and other cash equivalents held to satisfy customer fund obligations	55	124	(51)
Net change in customer fund deposits	(55)	(124)	77
Purchases of property and equipment	(129)	(135)	(114)
Capitalization of internal use software	(66)	(51)	(99)
Acquisitions of businesses, net of cash acquired	(17)	(392)	—
Acquisitions of intangible assets	(14)	(10)	(15)
Proceeds from divestiture of businesses	60	—	—
Other	(11)	14	2
Net cash (used in) provided by investing activities	(485)	(225)	497
Cash flows from financing activities:
Repayment of debt	—	(500)	—
Net proceeds from issuance of treasury stock under employee stock plans	165	164	283
Purchases of treasury stock	(292)	(900)	(1,360)
Cash dividends paid to stockholders	(203)	(178)	—

Tables of Contents

	Twelve Months Ended July 31,
(In millions)	2013	2012	2011
Excess tax benefit from share-based compensation plans	69	70	71
Other	(1)	—	—
Net cash used in financing activities	(262)	(1,344)	(1,006)
Effect of exchange rates on cash and cash equivalents	(3)	(6)	4
Net increase (decrease) in cash and cash equivalents	616	(329)	508
Cash and cash equivalents at beginning of period	393	722	214
Cash and cash equivalents at end of period	$1,009	$393	$722

Supplemental disclosure of cash flow information:
Interest paid	$33	$60	$60
Income taxes paid	$309	$312	$270

_________________________

(1)
Because the cash flows of our Intuit Websites, Intuit Financial Services, and Intuit Health discontinued operations were not material for any period presented, we have not segregated the cash flows of those businesses on these statements of cash flows. We have presented the effect of the pre-tax gain on disposal of our Intuit Websites discontinued operations on the fiscal 2013 statement of cash flows. See Note 8, “Discontinued Operations,” for more information.

See accompanying notes.

Tables of Contents

INTUIT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Summary of Significant Accounting Policies

Description of Business

Intuit Inc. provides business and financial management solutions for small businesses, consumers, and accounting professionals. With flagship products and services that include QuickBooks, TurboTax, and Quicken, we help customers solve important business and financial management problems, such as running a small business, paying bills, filing income taxes, or managing personal finances. ProSeries and Lacerte are Intuit’s tax preparation offerings for professional accountants. Incorporated in 1984 and headquartered in Mountain View, California, we sell our products and services primarily in the United States.

Basis of Presentation

These consolidated financial statements include the financial statements of Intuit and its wholly owned subsidiaries. We have eliminated all significant intercompany balances and transactions in consolidation. We have reclassified certain amounts previously reported in our financial statements to conform to the current presentation, including amounts related to discontinued operations and reportable segments. See Note 8, “Discontinued Operations,” and Note 15, “Segment Information,” for more information.

In fiscal 2012 we acquired Demandforce, Inc. and we have included the results of operations for this company in our consolidated results of operations from the date of acquisition. See Note 7, “Business Combinations,” for more information.

As discussed in Note 8, in September 2012 we sold our Intuit Websites business. In July 2013 we signed a definitive agreement to sell our Intuit Financial Services (IFS) business and management approved a plan to sell our Intuit Health business. In August 2013 we completed the sale of both of those businesses. We have reclassified our statements of operations for all periods presented to reflect these three businesses as discontinued operations. We have also reclassified our balance sheets for all periods presented to reflect IFS as discontinued operations. The net assets of Intuit Websites and Intuit Health were not significant, so we have not reclassified our balance sheets to present them as discontinued operations. Because the cash flows of our Intuit Websites, IFS, and Intuit Health discontinued operations were not material for any period presented, we have not segregated the cash flows of those businesses on our statements of cash flows. Unless noted otherwise, discussions in these notes pertain to our continuing operations.

Seasonality

Our QuickBooks, Consumer Tax, and Accounting Professionals offerings are highly seasonal. Revenue from our QuickBooks software products tends to be highest during our second and third fiscal quarters. Sales of income tax preparation products and services are heavily concentrated in the period from November through April. These seasonal patterns mean that our total net revenue is usually highest during our second quarter ending January 31 and third quarter ending April 30. We typically report losses in our first quarter ending October 31 and fourth quarter ending July 31. During these quarters, revenue from our tax businesses is minimal while core operating expenses such as research and development continue at relatively consistent levels.

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

Tables of Contents

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

Service and Other Revenue

Our service revenue consists primarily of hosted services such as QuickBooks Online and TurboTax Online, payroll services, electronic merchant payment processing services, and electronic tax filing services. Our service revenue also includes QuickBooks technical support plans in our Financial Management Solutions segment.

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

Tables of Contents

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

Multiple Element Arrangements That Contain Non-Software Elements

For multiple element arrangements that contain non-software elements such as hosted services or credit card readers for mobile phones, we: (1) determine whether and when each element has been delivered; (2) determine the fair value of each element using the selling price hierarchy of vendor-specific evidence (VSOE) of fair value if available, third-party evidence (TPE) if VSOE is not available, and estimated selling price (ESP) if neither VSOE nor TPE is available; and (3) allocate the total price among the various elements using the relative selling price method. Once we have allocated the total price among the various elements, we recognize revenue when the revenue recognition criteria described above are met for each element.

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

Advertising

We expense all advertising costs as we incur them to selling and marketing expense in our statements of operations. We recorded advertising expense of approximately $186 million for the twelve months ended July 31, 2013, $150 million for the twelve months ended July 31, 2012, and $176 million for the twelve months ended July 31, 2011.

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

Tables of Contents

The following table presents the composition of shares used in the computation of basic and diluted net income per share for the periods indicated.

	Twelve Months Ended July 31,
(In millions, except per share amounts)	2013	2012	2011
Numerator:
Net income from continuing operations	$823	$764	$688
Net income (loss) from discontinued operations	35	28	(54)
Net income	$858	$792	$634
Denominator:
Shares used in basic per share amounts:
Weighted average common shares outstanding	297	296	307
Shares used in diluted per share amounts:
Weighted average common shares outstanding	297	296	307
Dilutive common equivalent shares from stock options and restricted stock awards	6	9	10
Dilutive weighted average common shares outstanding	303	305	317

Basic and diluted net income per share:
Basic net income per share from continuing operations	$2.78	$2.58	$2.24
Basic net income (loss) per share from discontinued operations	0.11	0.09	(0.18)
Basic net income per share	$2.89	$2.67	$2.06
Diluted net income per share from continuing operations	$2.72	$2.51	$2.17
Diluted net income (loss) per share from discontinued operations	0.11	0.09	(0.17)
Diluted net income per share	$2.83	$2.60	$2.00

Weighted average stock options and restricted stock units excluded from calculation due to anti-dilutive effect	3	3	—

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

We use the specific identification method to compute gains and losses on investments. We record unrealized gains and losses on investments, net of tax, in accumulated other comprehensive income in the stockholders’ equity section of our balance sheets and reflect unrealized gain and loss activity in other comprehensive income on our statement of comprehensive income. We generally classify available-for-sale debt securities as current assets based upon our ability and intent to use any and all of these securities as necessary to satisfy the significant short-term liquidity requirements that may arise from the highly seasonal nature of our businesses. Because of our significant business seasonality, stock repurchase programs, and acquisition opportunities, cash flow requirements may fluctuate dramatically from quarter to quarter and require us to use a significant amount of the investments we hold as available-for-sale securities.

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

Tables of Contents

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

Business Combinations

The acquisition method of accounting for business combinations requires us to use significant estimates and assumptions, including fair value estimates, as of the business combination date and to refine those estimates as necessary during the measurement period (defined as the period, not to exceed one year, in which we may adjust the provisional amounts recognized for a business combination).

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

Tables of Contents

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

If the carrying value of the net assets assigned to a reporting unit exceeds the estimated fair value of the unit, we perform the second step of the impairment test. In this step we allocate the fair value of the reporting unit calculated in step one to all of the assets and liabilities of that unit, as if we had just acquired the reporting unit in a business combination. The excess of the fair value of the reporting unit over the total amount allocated to the assets and liabilities represents the implied fair value of goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, we would record an impairment loss equal to the difference. See Note 2, “Fair Value Measurements - Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis,” for a discussion of the goodwill impairment charges that we recorded for the twelve months ended July 31, 2011 and July 31, 2013.

Acquired Intangible Assets and Other Long-Lived Assets

We generally record acquired intangible assets that have finite useful lives, such as acquired technology, in connection with business combinations. We amortize the cost of acquired intangible assets on a straight-line basis over their estimated useful lives, which range from one to nine years. We review intangible assets that have finite useful lives and other long-lived assets whenever an event or change in circumstances indicates that the carrying value of the asset may not be recoverable. We estimate the recoverability of these assets by comparing the carrying amount of the asset to the future undiscounted cash flows that we expect the asset to generate. We estimate the fair value of assets that have finite useful lives based on the present value of future cash flows for those assets. If the carrying value of an asset with a finite life exceeds its estimated fair value, we would record an impairment loss equal to the difference. See Note 2, “Fair Value Measurements - Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis,” for a discussion of the acquired intangible asset impairment charges that we recorded for the twelve months ended July 31, 2011 and July 31, 2013.

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

See Note 12, “Stockholders' Equity,” for a description of our share-based compensation plans and more information on the assumptions we use to calculate the fair value of share-based compensation.

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

We sell a significant portion of our products through third-party retailers and distributors. As a result, we face risks related to the collectibility of our accounts receivable. To appropriately manage this risk, we perform ongoing evaluations of customer credit and limit the amount of credit extended as we deem appropriate, but generally do not require collateral. We maintain reserves for estimated credit losses and these losses have historically been within our expectations. However, since we cannot predict future changes in the financial stability of our customers, we cannot guarantee that our reserves will continue to be adequate. No customer accounted for 10% or more of total net revenue for the twelve months ended July 31, 2013, 2012 or 2011, nor did any customer account for 10% or more of total accounts receivable at July 31, 2013 or 2012.

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

Recent Accounting Pronouncements

ASU 2013-02, “Comprehensive Income (Topic 220)”
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

Tables of Contents

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

	At July 31, 2013				At July 31, 2012
(In millions)	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Cash equivalents, primarily money market funds	$917	$—	$—	$917	$333	$—	$—	$333
Available-for-sale debt securities:
Municipal bonds	—	489	—	489	—	260	—	260
Municipal auction rate securities	—	—	33	33	—	—	41	41
Corporate notes	—	269	—	269	—	142	—	142
U.S. agency securities	—	69	—	69	—	124	—	124
Available-for-sale corporate equity securities	33	—	—	33	33	—	—	33
Total available-for-sale securities	33	827	33	893	33	526	41	600
Total assets measured at fair value on a recurring basis	$950	$827	$33	$1,810	$366	$526	$41	$933
Liabilities:
Senior notes (1)	$—	$560	$—	$560	$—	$582	$—	$582
______________________

(1)	Carrying value on our balance sheets at July 31, 2013 was $499 million and at July 31, 2012 was $499 million. See Note 10.

The following table summarizes our cash equivalents and available-for-sale debt and equity securities by balance sheet classification and level in the fair value hierarchy at the dates shown:

	At July 31, 2013				At July 31, 2012
(In millions)	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents:
In cash and cash equivalents	$857	$—	$—	$857	$219	$—	$—	$219
In funds held for customers	60	—	—	60	114	—	—	114
Total cash and cash equivalents	$917	$—	$—	$917	$333	$—	$—	$333
Available-for-sale securities:
In investments	$—	$652	$—	$652	$—	$351	$—	$351
In funds held for customers	—	175	—	175	—	175	—	175
In long-term investments	33	—	33	66	33	—	41	74
Total available-for-sale securities	$33	$827	$33	$893	$33	$526	$41	$600

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

Financial assets whose fair values we measure using significant unobservable (Level 3) inputs consist of municipal auction rate securities that are no longer liquid. There were no transfers between Level 1, Level 2, and Level 3 of the fair value hierarchy during the twelve months ended July 31, 2013, 2012 or 2011.

The following table presents a reconciliation of activity for our Level 3 assets for the periods shown.

(In millions)	Municipal Auction Rate Securities
Balance at July 31, 2010	$87
Redemptions at par	(28)
Balance at July 31, 2011	59
Redemptions at par	(18)
Balance at July 31, 2012	41
Redemptions at par	(8)
Balance at July 31, 2013	$33

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

Using our discounted cash flow model we determined that the fair values of the municipal auction rate securities we held at July 31, 2013, 2012 and 2011 were approximately equal to their par values. As a result, we recorded no decrease in the fair values of those securities for the twelve months then ended. These securities were included in long-term investments on our balance sheets at July 31, 2013 and 2012 based on the maturities of the underlying securities at those dates. We do not intend to sell our municipal auction rate securities and it is not more likely than not that we will be required to sell them before recovery at par, which may be at maturity. Based on our expected operating cash flows and our other sources of cash, we do not believe that the reduction in liquidity of our municipal auction rate securities will have a material impact on our overall ability to meet our liquidity needs.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

Assets measured at fair value on a non-recurring basis include reporting units measured at fair value in a goodwill impairment test. Estimates of fair value for reporting units fall under Level 3 of the fair value hierarchy.

During the fourth quarters of fiscal 2013 and 2012 we performed our annual goodwill impairment tests. Using the methodology described in Note 1, we determined that the estimated fair values of all of our reporting units exceeded their carrying values and that they were not impaired.

Tables of Contents

During the fourth quarter of fiscal 2011 we performed our annual goodwill impairment test in conjunction with our annual planning and budgeting process. In step one of the test we compared the estimated fair values of each of our reporting units to their carrying values. We used a weighted combination of a discounted cash flow model (income approach) and comparisons to publicly traded companies engaged in similar businesses (market approach) to estimate the fair value of each of our reporting units. We determined that the estimated fair values of all of our reporting units except Intuit Health exceeded their carrying values and that they were not impaired. The estimated fair value of our Intuit Health reporting unit, which at the time was part of our Other Businesses segment, fell below its carrying value of $75 million. As a result, we completed step two of the test by allocating the fair value of that reporting unit calculated in step one of the test to all of the assets and liabilities of the unit, as if we had just acquired it in a business combination. In comparing the residual goodwill resulting from this calculation to the carrying value of the goodwill, we determined that the goodwill and acquired intangible assets for our Intuit Health reporting unit were impaired. All of the goodwill and acquired intangible assets associated with our Intuit Health reporting unit were derived from our fiscal 2010 acquisition of Medfusion, Inc. Circumstances that negatively affected our estimate of the fair value of the Intuit Health reporting unit included unforeseen delays in developing high quality, timely offerings and marketing them effectively. We recorded a goodwill and intangible asset impairment charge of approximately $30 million for our Intuit Health reporting unit in the fourth quarter of fiscal 2011. This consisted of a goodwill impairment charge of approximately $24 million and an acquired intangible asset impairment charge of approximately $6 million.
In March 2013 the largest customer for our Intuit Health business acquired a company that offers similar solutions and competes with us directly in that market space. As a result, we performed an interim impairment test of goodwill and acquired intangible assets during the third quarter of fiscal 2013. We concluded that the carrying amounts of goodwill and certain definite-lived acquired intangible assets associated with our Intuit Health business were impaired and recorded an impairment charge of $46 million that reduced the carrying value of those assets to zero. For goodwill, the amount of the impairment charge was determined by comparing the carrying value of goodwill assigned to the reporting unit with the implied fair value of the goodwill. We used a weighted combination of a discounted cash flow model (income approach) and comparisons to publicly traded companies engaged in similar businesses (market approach) to estimate the fair value of our Intuit Health reporting unit. Key assumptions that we used in the income approach included the amount and timing of estimated future cash flows to be generated by the business over an extended period of time, long-term growth rates for the business, and a rate of return that considered the relative risk of achieving the cash flows and the time value of money. For the market approach, we estimated the fair value of the reporting unit based on market multiples of revenue, operating income, and earnings for comparable publicly traded companies engaged in similar businesses. For those acquired intangible assets where the unamortized balances exceeded the undiscounted future net cash flows, we measured the amount of the impairment by calculating the amount by which the carrying values exceeded the estimated fair values, which were based on projected discounted future net cash flows. We believe that the assumptions used to determine the impairment amounts for the goodwill and acquired intangible assets for this business unit are reasonable. In the fourth quarter of fiscal 2013 management approved a plan to sell our Intuit Health business, which was part of our Other Businesses segment, and we accounted for it as discontinued operations starting in that quarter. On August 19, 2013 we completed the sale for cash consideration that was not significant.

3. Cash and Cash Equivalents, Investments and Funds Held for Customers

The following table summarizes our cash and cash equivalents, investments and funds held for customers by balance sheet classification at the dates indicated.

	July 31, 2013		July 31, 2012
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Classification on balance sheets:
Cash and cash equivalents	$1,009	$1,009	$393	$393
Investments	653	652	350	351
Funds held for customers	235	235	289	290
Long-term investments	54	83	47	75
Total cash and cash equivalents, investments and funds held for customers	$1,951	$1,979	$1,079	$1,109

Tables of Contents

The following table summarizes our cash and cash equivalents, investments and funds held for customers by investment category at the dates indicated. See Note 2 for more information on our municipal auction rate securities.

	July 31, 2013		July 31, 2012
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Type of issue:
Total cash and cash equivalents	$1,069	$1,069	$508	$508
Available-for-sale debt securities:
Municipal bonds	489	489	259	260
Municipal auction rate securities	33	33	41	41
Corporate notes	269	269	141	142
U.S. agency securities	69	69	124	124
Total available-for-sale debt securities	860	860	565	567
Available-for-sale corporate equity securities	5	33	5	33
Other long-term investments	17	17	1	1
Total cash and cash equivalents, investments and funds held for customers	$1,951	$1,979	$1,079	$1,109

We include realized gains and losses on our available-for-sale debt securities in interest and other income, net in our statements of operations. Gross realized gains and losses on our available-for-sale debt securities for the twelve months ended July 31, 2013, 2012 and 2011 were not significant.

We accumulate unrealized gains and losses on our available-for-sale debt securities, net of tax, in accumulated other comprehensive income in the stockholders’ equity section of our balance sheets. Gross unrealized gains and losses on our available-for-sale debt securities at July 31, 2013 and July 31, 2012 were not significant. The gross unrealized gain on our available-for-sale equity security, which we classify as a long-term investment based on our intention to hold it for more than twelve months, was approximately $28 million at July 31, 2013. See Note 6, “Accumulated Other Comprehensive Income,” for more information.

We periodically review our investment portfolios to determine if any investment is other-than-temporarily impaired due to changes in credit risk or other potential valuation concerns. We believe that the investments that we held at July 31, 2013 were not other-than-temporarily impaired. Unrealized losses at July 31, 2013 were not significant and are due to changes in interest rates, including market credit spreads, and not due to increased credit risks associated with specific securities. We do not intend to sell these investments and it is not more likely than not that we will be required to sell them before recovery at par, which may be at maturity.

The following table summarizes our available-for-sale debt securities classified by the stated maturity date of the security at the dates indicated.

	July 31, 2013		July 31, 2012
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$234	$235	$218	$218
Due within two years	245	245	134	135
Due within three years	211	210	131	132
Due after three years	170	170	82	82
Total available-for-sale debt securities	$860	$860	$565	$567

Available-for-sale debt securities due after three years in the table above include our municipal auction rate securities. See Note 2, “Fair Value Measurements,” for more information. All of the remaining securities in that category had effective maturities of three years or less due to interest reset dates or mandatory call dates.

Tables of Contents

4. Property and Equipment

Property and equipment consisted of the following at the dates indicated:

	Life in	July 31,
(Dollars in millions)	Years	2013	2012
Equipment	3-5	$388	$370
Computer software	3-6	489	466
Furniture and fixtures	5	72	59
Leasehold improvements	2-16	262	213
Land	NA	6	17
Buildings	5-30	191	191
Capital in progress	NA	92	79
		1,500	1,395
Less accumulated depreciation and amortization		(945)	(852)
Total property and equipment, net		$555	$543
__________________________
NA = Not Applicable

Capital in progress at July 31, 2013 and July 31, 2012 consisted primarily of costs related to internal use software projects and land that we have purchased adjacent to our headquarters campus in Mountain View, California that contains buildings that we plan to demolish and reconstruct. As discussed in Note 1, “Description of Business and Summary of Significant Accounting Policies – Internal Use Software,” we capitalize costs related to the development of computer software for internal use. We capitalized internal use software costs totaling $66 million for the twelve months ended July 31, 2013; $51 million for the twelve months ended July 31, 2012; and $99 million for the twelve months ended July 31, 2011. These amounts included capitalized labor costs of $56 million, $30 million and $35 million. Costs related to internal use software projects are included in the capital in progress category of property and equipment until project completion, at which time they are transferred to the computer software category.

5. Goodwill and Acquired Intangible Assets

We have reclassified our balance sheets to reflect the net assets of Intuit Financial Services as discontinued operations for all periods presented. Consequently, the goodwill and intangible assets of IFS are not included in the tables below. Because the net assets of our Intuit Websites and Intuit Health discontinued operations were not material for any period presented, we have not reclassified our balance sheets to reflect them as discontinued operations. Consequently, balances and activity relating to the goodwill and intangible assets of those businesses are included in the tables below. See Note 8, “Discontinued Operations,” for more information.

Goodwill

Changes in the carrying value of goodwill by reportable segment during the twelve months ended July 31, 2013 and July 31, 2012 were as shown in the following table. Our reportable segments are described in Note 15, “Segment Information.”

(In millions)	Balance July 31, 2011	Goodwill Acquired/ Adjusted	Balance July 31, 2012	Goodwill Acquired/ Adjusted	Goodwill Impairment Charges	Balance July 31, 2013
Financial Management Solutions	$151	$316	$467	$(2)	—	$465
Employee Management Solutions	271	—	271	—	—	271
Payment Solutions	182	9	191	—	—	191
Consumer Tax	30	—	30	—	—	30
Accounting Professionals	90	—	90	—	—	90
Other Businesses	236	1	237	—	(38)	199
Totals	$960	$326	$1,286	$(2)	$(38)	$1,246

Tables of Contents

We had no accumulated goodwill impairment losses for our continuing operations at July 31, 2011. See Note 2, “Fair Value Measurements – Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis,” for a description of the goodwill impairment charges we recorded in fiscal 2013 and fiscal 2011 for our Intuit Health reporting unit, which was part of our Other Businesses segment before becoming discontinued operations in the fourth quarter of fiscal 2013. The increase in goodwill in our Financial Management Solutions segment during the twelve months ended July 31, 2012 was due to the acquisition of Demandforce, Inc. See Note 7, “Business Combinations,” for more information.

Acquired Intangible Assets

The following table shows the cost, accumulated amortization and weighted average life in years for our acquired intangible assets at the dates indicated.

(Dollars in millions)	Customer Lists	Purchased Technology	Trade Names and Logos	Covenants Not to Compete or Sue	Total

At July 31, 2013:
Cost	$306	$277	$32	$33	$648
Accumulated amortization	(249)	(207)	(20)	(23)	(499)
Acquired intangible assets, net	$57	$70	$12	$10	$149
Weighted average life in years	7	6	6	9	7

At July 31, 2012:
Cost	$345	$304	$33	$33	$715
Accumulated amortization	(255)	(214)	(18)	(21)	(508)
Acquired intangible assets, net	$90	$90	$15	$12	$207
Weighted average life in years	6	6	6	8	7

The following table shows the expected future amortization expense for our acquired intangible assets at July 31, 2013. Amortization of purchased technology is charged to cost of service and other revenue and to amortization of acquired technology in our statements of operations. Amortization of other acquired intangible assets such as customer lists is charged to amortization of other acquired intangible assets in our statements of operations. If impairment events occur, they could accelerate the timing of acquired intangible asset charges.

(In millions)	Expected Future Amortization Expense

Twelve months ending July 31,
2014	$43
2015	39
2016	28
2017	19
2018	13
Thereafter	7
Total expected future amortization expense	$149

6. Accumulated Other Comprehensive Income

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

Tables of Contents

The following table shows the components of accumulated other comprehensive income, net of income taxes, in the stockholders' equity section of our balance sheets at the dates indicated.

	July 31,
(In millions)	2013	2012
Unrealized gains on available-for-sale debt securities	$—	$1
Unrealized gains on available-for-sale equity securities	18	18
Foreign currency translation adjustments	2	6
Total accumulated other comprehensive income	$20	$25

7. Business Combinations

Demandforce, Inc.

On May 18, 2012 we acquired all of the outstanding equity interests of Demandforce, Inc. for total cash and other consideration of approximately $449 million. The $449 million included approximately $44 million for the fair value of assumed equity awards that is being charged to expense over service periods of up to four years. Demandforce is a provider of online marketing and customer communication solutions for small businesses and became part of our Financial Management Solutions segment. We acquired Demandforce to expand our online small business offerings in support of our connected services strategy. We have included the results of operations for Demandforce in our consolidated results of operations from the date of acquisition. Their results of operations for periods prior to the date of acquisition were not material when compared with our consolidated results of operations.

Under the acquisition method of accounting we allocated the fair value of the total consideration transferred to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values on the date of acquisition. The fair values assigned to the identifiable intangible assets acquired were based on estimates and assumptions determined by management. We recorded the excess of consideration over the aggregate fair values as goodwill. Using information available at the time the acquisition closed, we allocated approximately $4 million of the consideration to net tangible liabilities and approximately $93 million of the consideration to identified intangible assets. We recorded the excess consideration of approximately $316 million as goodwill, none of which is deductible for income tax purposes. The identified intangible assets are being amortized over a weighted average life of six years.

8. Discontinued Operations

Intuit Financial Services

On July 1, 2013 we signed a definitive agreement to sell our Intuit Financial Services (IFS) business and on August 1, 2013 we completed the sale for approximately $1.025 billion in cash. We expect to record a pre-tax gain on disposal of approximately $49 million in the first quarter of fiscal 2014. The decision to sell the IFS business was a result of management's desire to focus resources on our offerings for small businesses, consumers, and accounting professionals. The IFS business comprised substantially all of our former Financial Services reporting segment.

We determined that our IFS business became a long-lived asset held for sale in the fourth quarter of fiscal 2013. A long-lived asset classified as held for sale is measured at the lower of its carrying amount or fair value less cost to sell. Since the carrying value of IFS at July 31, 2013 was less than the estimated fair value less cost to sell, no adjustment to the carrying value of this long-lived asset was necessary at that date.

We also classified our IFS business as discontinued operations in the fourth quarter of fiscal 2013 and have therefore segregated its operating results and net assets from continuing operations in our statements of operations and on our balance sheets for all periods presented. Because operating cash flows from the IFS business were not material for any period presented, we have not segregated them from continuing operations on our statements of cash flows.

See the table later in this Note for more information on the IFS operating results. The carrying amounts of the major classes of assets and liabilities of IFS at July 31, 2013 and July 31, 2012 were as shown in the following table. These carrying amounts approximated fair value.

Tables of Contents

	July 31,
(In millions)	2013	2012
Accounts receivable	$40	$41
Other current assets	4	5
Property and equipment, net	31	24
Goodwill	914	914
Purchased intangible assets, net	4	6
Other assets	6	12
Total assets	999	1,002

Accounts payable	15	18
Accrued compensation	21	17
Deferred revenue	3	4
Long-term obligations	9	10
Total liabilities	48	49
Net assets	$951	$953

Intuit Health

In July 2013 management having the authority to do so formally approved a plan to sell our Intuit Health business and on August 19, 2013 we completed the sale for cash consideration that was not significant. Intuit Health was part of our Other Businesses reporting segment. The decision to sell the Intuit Health business was a result of management's desire to focus resources on its offerings for small businesses, consumers, and accounting professionals.

We determined that our Intuit Health business became a long-lived asset held for sale in the fourth quarter of fiscal 2013. A long-lived asset classified as held for sale is measured at the lower of its carrying amount or fair value less cost to sell. Since the carrying value of Intuit Health at July 31, 2013 was less than the estimated fair value less cost to sell, no adjustment to the carrying value of this long-lived asset was necessary at that date.

We also classified our Intuit Health business as discontinued operations in the fourth quarter of fiscal 2013 and have segregated its operating results in our statements of operations for all periods presented. See the table later in this Note for more information. We have not segregated the net assets of Intuit Health on our balance sheets for any period presented. Net assets held for sale at July 31, 2013 consisted primarily of operating assets and liabilities that were not material. Net assets held for sale at July 31, 2012 consisted primarily of goodwill of $38 million, intangible assets of $9 million, and operating assets and liabilities that were not material. Because operating cash flows from the Intuit Health business were also not material for any period presented, we have not segregated them from continuing operations on our statements of cash flows.

Intuit Websites

In July 2012 management having the authority to do so formally approved a plan to sell our Intuit Websites business, which was a component of our Financial Management Solutions reporting segment. The decision was the result of a shift in our strategy for helping small businesses to establish an online presence. On August 10, 2012 we signed a definitive agreement to sell our Intuit Websites business and on September 17, 2012 we completed the sale for approximately $60 million in cash. We recorded a gain on disposal of approximately $32 million, net of income taxes.

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

We also classified our Intuit Websites business as discontinued operations in the fourth quarter of fiscal 2012 and have segregated its operating results in our statements of operations for all periods presented. See the table later in this Note for more information. Net assets held for sale at July 31, 2012 consisted primarily of operating assets and liabilities that were not material, so we have not segregated them on our balance sheets. Because operating cash flows from the Intuit Websites

Tables of Contents

business were also not material for any period presented, we have not segregated them from continuing operations on our statements of cash flows.

Net Income (Loss) from Discontinued Operations

Net revenue from discontinued operations, income or loss from discontinued operations before income taxes, and the components of net income (loss) from discontinued operations were as follows for the periods indicated:

	Twelve Months Ended July 31,
(In millions)	2013	2012	2011
Net revenue from discontinued operations:
Intuit Financial Services	$325	$326	$311
Intuit Health	16	18	12
Intuit Websites	10	76	79
Total net revenue from discontinued operations	$351	$420	$402

Income (loss) from discontinued operations before income taxes:
Intuit Financial Services	$52	$41	$21
Intuit Health	(71)	(29)	(67)
Intuit Websites	—	(18)	(30)
Total loss from discontinued operations before income taxes	$(19)	$(6)	$(76)

Net income (loss) from discontinued operations:
Net income from Intuit Financial Services operations	$34	$23	$14
Net gain on disposal of Intuit Financial Services discontinued operations	8	—	—
Net loss from Intuit Health operations	(57)	(20)	(50)
Net gain on disposal of Intuit Health discontinued operations	18	—	—
Net loss from Intuit Websites operations	—	(11)	(18)
Net gain on disposal of Intuit Websites discontinued operations	32	36	—
Total net income (loss) from discontinued operations	$35	$28	$(54)

The net gains on disposal of Intuit Financial Services and Intuit Health for the twelve months ended July 31, 2013 and of Intuit Websites for the twelve months ended July 31, 2012 were comprised of tax benefits from the anticipated sales of those businesses. See Note 11, “Income Taxes,” for more information.

9. Current Liabilities

Unsecured Revolving Credit Facility

On February 17, 2012 we entered into an agreement with certain institutional lenders for a $500 million unsecured revolving credit facility that will expire on February 17, 2017. Advances under the credit facility will accrue interest at rates that are equal to, at our election, either JP Morgan's alternate base rate plus a margin that ranges from 0.0% to 0.5% or the London InterBank Offered Rate (LIBOR) plus a margin that ranges from 0.9% to 1.5%. Actual margins under either election will be based on our senior debt credit ratings. The agreement includes customary affirmative and negative covenants, including financial covenants that require us to maintain a ratio of total debt to annual earnings before interest, taxes, depreciation and amortization (EBITDA) of not greater than 3.25 to 1.00 as of any date and a ratio of annual EBITDA to interest payable of not less than 3.00 to 1.00 as of the last day of each fiscal quarter. We remained in compliance with these covenants at all times during the quarter ended July 31, 2013. We may use amounts borrowed under this credit facility for general corporate purposes, including future acquisitions. To date we have not borrowed under this credit facility.

Tables of Contents

Other Current Liabilities

Other current liabilities were as follows at the dates indicated:

	July 31,
(In millions)	2013	2012
Reserve for product returns	$20	$19
Reserve for rebates	15	17
Current portion of license fee payable	10	10
Current portion of deferred rent	8	8
Interest payable	10	10
Executive deferred compensation plan liabilities	64	56
Other	27	24
Total other current liabilities	$154	$144

10. Long-Term Obligations and Commitments

Long-Term Debt

On March 12, 2007 we issued $500 million of 5.40% senior unsecured notes due on March 15, 2012 (the 2012 Notes) and $500 million of 5.75% senior unsecured notes due on March 15, 2017 (the 2017 Notes) (together, the Notes), for a total principal amount of $1 billion. We repaid the 2012 Notes when they became due using cash from operations. We carried the 2017 Notes at face value less the unamortized discount in long-term debt on our balance sheets at July 31, 2013 and July 31, 2012. The 2017 Notes are redeemable by Intuit at any time, subject to a make-whole premium, and include covenants that limit our ability to grant liens on our facilities and to enter into sale and leaseback transactions, subject to significant allowances. We paid $29 million in cash for interest on the Notes during the twelve months ended July 31, 2013 and $56 million during each of the twelve months ended July 31, 2012 and July 31, 2011.

Other Long-Term Obligations

Other long-term obligations were as follows at the dates indicated:

	July 31,
(In millions)	2013	2012
Total deferred rent	$55	$53
Total license fee payable	48	54
Long-term income tax liabilities	38	41
Long-term deferred revenue	32	32
Long-term deferred income tax liabilities	6	—
Other	7	5
Total long-term obligations	186	185
Less current portion (included in other current liabilities)	(19)	(19)
Long-term obligations due after one year	$167	$166

In May 2009 we entered into an agreement to license certain technology for $20 million in cash and $100 million payable over ten fiscal years. The total present value of the arrangement at inception was approximately $89 million. The total license fee payable in the table above includes imputed interest through the dates indicated.

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

Tables of Contents

In the ordinary course of business we enter into certain unconditional purchase obligations with our suppliers. These are agreements to purchase products and services that are enforceable, legally binding, and specify terms that include fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the payments.

Annual minimum commitments under operating leases and purchase obligations at July 31, 2013 were as shown in the table below. The table excludes facilities leases and purchase obligations assumed by the purchasers of our Intuit Financial Services and Intuit Health businesses. We classified these businesses as discontinued operations at July 31, 2013 and sold them in August 2013.

(In millions)	Operating Lease Commitments	Purchase Obligations
Fiscal year ending July 31,
2014	$63	$18
2015	58	18
2016	47	5
2017	45	1
2018	30	—
Thereafter	160	1
Total commitments	$403	$43

Rent expense for continuing operations totaled $53 million for the twelve months ended July 31, 2013, $47 million for the twelve months ended July 31, 2012, and $44 million for the twelve months ended July 31, 2011. Rent expense includes base contractual rent and contractual variable expenses such as building maintenance, utilities, property taxes and insurance.

11. Income Taxes

The provision for income taxes from continuing operations consisted of the following for the periods indicated:

	Twelve Months Ended July 31,
(In millions)	2013	2012	2011
Current:
Federal	$307	$363	$273
State	28	28	46
Foreign	5	2	5
Total current	340	393	324
Deferred:
Federal	34	(23)	16
State	2	(4)	8
Foreign	11	8	6
Total deferred	47	(19)	30
Total provision for income taxes from continuing operations	$387	$374	$354

Excess tax benefits associated with share-based compensation deductions are credited to stockholders’ equity. The reductions of income taxes payable resulting from share-based compensation deductions that were credited to stockholders’ equity were approximately $69 million for the twelve months ended July 31, 2013, $71 million for the twelve months ended July 31, 2012, and $81 million for the twelve months ended July 31, 2011.

Tables of Contents

The sources of income from continuing operations before the provision for income taxes consisted of the following for the periods indicated:

	Twelve Months Ended July 31,
(In millions)	2013	2012	2011
United States	$1,165	$1,096	$995
Foreign	45	42	47
Total	$1,210	$1,138	$1,042

Differences between income taxes calculated using the federal statutory income tax rate of 35% and the provision for income taxes from continuing operations were as follows for the periods indicated:

	Twelve Months Ended July 31,
(In millions)	2013	2012	2011
Income from continuing operations before income taxes	$1,210	$1,138	$1,042

Statutory federal income tax	$424	$398	$365
State income tax, net of federal benefit	17	16	36
Federal research and experimentation credits	(24)	(8)	(23)
Domestic production activities deduction	(29)	(27)	(25)
Share-based compensation	7	8	6
Effects of non-U.S. operations	(2)	(5)	(4)
Other, net	(6)	(8)	(1)
Total provision for income taxes from continuing operations	$387	$374	$354

In January 2013 the American Taxpayer Relief Act of 2012 was signed into law. The Act includes a reinstatement of the federal research and experimentation credit through December 31, 2013 that was retroactive to January 1, 2012. We recorded a discrete tax benefit of approximately $8 million for the retroactive effect during the twelve months ended July 31, 2013.

In December 2010 the Tax Relief, Unemployment Insurance Reauthorization, and Jobs Creation Act of 2010 was signed into law. The Act includes a reinstatement of the federal research and experimentation credit through December 31, 2011 that was retroactive to January 1, 2010. We recorded a discrete tax benefit of approximately $9 million for the retroactive effect during the twelve months ended July 31, 2011.

Tables of Contents

Significant deferred tax assets and liabilities were as follows at the dates indicated:

	July 31,
(In millions)	2013	2012
Deferred tax assets:
Accruals and reserves not currently deductible	$51	$46
Deferred rent	11	11
Accrued and deferred compensation	50	48
Loss and tax credit carryforwards	36	41
Property and equipment	12	15
Share-based compensation	97	97
Net basis difference in investments held for sale	41	38
Total deferred tax assets	298	296
Deferred tax liabilities:
Intangible assets	93	92
Other, net	10	11
Total deferred tax liabilities	103	103
Total net deferred tax assets	195	193
Valuation allowance	(25)	(10)
Total net deferred tax assets, net of valuation allowance	$170	$183

The components of total net deferred tax assets, net of valuation allowances, as shown on our balance sheets were as follows at the dates indicated:

	July 31,
(In millions)	2013	2012
Current deferred income taxes	$166	$183
Long-term deferred income taxes included in other assets	10	—
Long-term deferred income taxes included in other long-term obligations	(6)	—
Total net deferred tax assets, net of valuation allowance	$170	$183

We provide U.S. federal income taxes on the earnings of foreign subsidiaries unless the subsidiaries' earnings are intended to be indefinitely reinvested in our international operations. To the extent that foreign earnings previously treated as indefinitely reinvested are repatriated, the related U.S. tax liability may, subject to certain limitations, be reduced by any foreign income taxes paid on these earnings. At July 31, 2013, the cumulative amount of earnings upon which U.S. income taxes had not been provided was approximately $57 million. The unrecognized deferred tax liability for these earnings was approximately $14 million.
We have provided a valuation allowance related to the benefits of federal and state net basis difference in investments held for sale, state capital and operating loss carryforwards, and state tax credit carryforwards that we believe are unlikely to be realized. Changes in the valuation allowance during the twelve months ended July 31, 2013 were primarily related to the federal and state net basis difference in investments held for sale and are reflected in the net gain on disposal of discontinued operations. Changes in the valuation allowance during the twelve months ended July 31, 2012 were not significant.

The deferred tax assets for the net basis difference in the Intuit Financial Services and Intuit Health investments held for sale were $9 million and $32 million, on which we recorded valuation allowances of $1 million and $14 million. These deferred tax assets will in part result in capital loss carryforwards upon sale. Our ability to utilize such carryovers will be dependent upon having sufficient capital gain source income during the carryforward period. The capital gain source income limitation may result in the expiration of capital loss carryforwards before utilization. We recorded the related tax benefits of $8 million and $18 million to net gain on disposal of discontinued operations. See Note 8, “Discontinued Operations,” for more information.

The deferred tax asset for the capital loss on the sale of Intuit Websites was $16 million, on which there is a valuation allowance of $2 million for state capital loss carryfowards. The deferred tax asset for the net basis difference in the Intuit

Tables of Contents

Websites investment held for sale at the end of fiscal 2012 was $38 million, on which we recorded a valuation allowance of $2 million. We recorded the related tax benefit to net income from discontinued operations in fiscal 2012.

At July 31, 2013, we had total federal net operating loss carryforwards of approximately $12 million that will start to expire in fiscal 2029. Utilization of the net operating losses is subject to annual limitation. The annual limitation may result in the expiration of net operating losses before utilization.

At July 31, 2013, we had a net capital loss related to the sale of Intuit Websites of approximately $41 million, which for federal income tax purposes can be carried back and give rise to refunds of taxes paid in prior years. For various state purposes, we can only carry forward the capital loss. The state capital loss carryforwards will generally start to expire in fiscal 2018. Our ability to utilize capital loss carryforwards is dependent upon having sufficient capital gain source income during the carryforward period. The capital gain source income limitation may result in the expiration of capital loss carryforwards before utilization.
At July 31, 2013, we had excess federal foreign tax credits of approximately $6 million, of which $5 million can be carried back and give rise to refunds of taxes paid in prior years and $1 million can be carried forward. The foreign tax credit carryforwards will start to expire in fiscal 2020. Our ability to utilize foreign tax credits is dependent upon having sufficient foreign source income during the carryforward period. The foreign source income limitation may result in the expiration of foreign tax credits before utilization.

At July 31, 2013, we had total state net operating loss carryforwards of approximately $128 million for which we have recorded a deferred tax asset of $7 million. The state net operating losses will start to expire in fiscal 2014. Utilization of the net operating losses is subject to annual limitation. The annual limitation may result in the expiration of net operating losses before utilization.

At July 31, 2013, we had California research and experimentation credit carryforwards of approximately $14 million. If realized, $4 million of the carryfoward will be recognized as additional paid in capital.

Unrecognized Tax Benefits

The aggregate changes in the balance of our gross unrecognized tax benefits were as follows for the periods indicated:

	Twelve Months Ended July 31,
(In millions)	2013	2012	2011
Gross unrecognized tax benefits, beginning balance	$38	$41	$35
Increases related to tax positions from prior fiscal years, including acquisitions	5	3	2
Decreases related to tax positions from prior fiscal years	(12)	(9)	—
Increases related to tax positions taken during current fiscal year	9	3	4
Settlements with tax authorities	(1)	—	—
Gross unrecognized tax benefits, ending balance	$39	$38	$41

The total amount of our unrecognized tax benefits at July 31, 2013 was $39 million. Net of related deferred tax assets, unrecognized tax benefits were $27 million at that date. If we were to recognize these net benefits, our income tax expense would reflect a favorable net impact of $27 million. We do not believe that it is reasonably possible that there will be a significant increase or decrease in unrecognized tax benefits over the next 12 months.

We file U.S. federal, U.S. state, and foreign tax returns. Our major tax jurisdictions are U.S. federal and the State of California. For U.S. federal tax returns we are no longer subject to tax examinations for years prior to fiscal 2010. For California tax returns we are no longer subject to tax examinations for years prior to fiscal 2007. We are currently under examination by the Internal Revenue Service for fiscal 2010 through 2012 and by the California Franchise Tax Board for fiscal 2007 and 2008.

We recognize interest and penalties related to unrecognized tax benefits within the provision for income taxes. Amounts accrued at July 31, 2013 and July 31, 2012 for the payment of interest and penalties were not significant. The amounts of interest and penalties that we recognized during the twelve months ended July 31, 2013, 2012 and 2011 were also not significant.

Tables of Contents

12. Stockholders’ Equity

Stock Repurchase Programs

Intuit’s Board of Directors has authorized a series of common stock repurchase programs. Shares of common stock repurchased under these programs become treasury shares. Under these programs, we repurchased 4.8 million shares of our common stock for $292 million during the twelve months ended July 31, 2013; 16.9 million shares for $900 million during the twelve months ended July 31, 2012; and 28.2 million shares for $1.4 billion during the twelve months ended July 31, 2011. At July 31, 2013, we had authorization from our Board of Directors to expend up to an additional $1.4 billion for stock repurchases through August 15, 2014. On August 19, 2013 our Board approved a new stock repurchase program under which we are authorized to repurchase up to an additional $2 billion of our common stock from time to time over a four-year period ending on August 19, 2017. Future stock repurchases under the current program are at the discretion of management, and authorization of future stock repurchase programs is subject to the final determination of our Board of Directors.

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

Dividends on Common Stock

During fiscal 2013 we declared and paid cash dividends that totaled $0.68 per share of outstanding common stock or approximately $203 million. In August 2013 our Board of Directors declared a quarterly cash dividend of $0.19 per share of outstanding common stock payable on October 18, 2013 to stockholders of records at the close of business on October 10, 2013. Future declarations of dividends and the establishment of future record dates and payment dates are subject to the final determination of our Board of Directors.

Description of 2005 Equity Incentive Plan

Our stockholders initially approved our 2005 Equity Incentive Plan (2005 Plan) on December 9, 2004. On January 19, 2011 our stockholders approved an Amended and Restated 2005 Equity Incentive Plan (Restated 2005 Plan) that expires on January 19, 2015. Under the Restated 2005 Plan, we are permitted to grant incentive and non-qualified stock options, restricted stock awards, restricted stock units (RSUs), stock appreciation rights and stock bonus awards to our employees, non-employee directors and consultants. The Compensation and Organizational Development Committee of our Board of Directors or its delegates determine who will receive grants, when those grants will be exercisable, their exercise price and other terms. We are permitted to issue up to 96,000,000 shares under the Restated 2005 Plan. The plan provides a fungible share reserve. Each stock option granted on or after November 1, 2010 reduces the share reserve by one share and each restricted stock award or restricted stock unit granted reduces the share reserve by 2.3 shares. Stock options forfeited and returned to the pool of shares available for grant increase the pool by one share for each share forfeited. Restricted stock awards and RSUs forfeited and returned to the pool of shares available for grant increase the pool by 2.3 shares for each share forfeited. At July 31, 2013, there were approximately 12.1 million shares available for grant under this plan. Stock options granted under the 2005 Plan and the Restated 2005 Plan typically vest over three years based on continued service and have a seven year term. RSUs granted under those plans typically vest over three years based on continued service. Certain RSUs granted to senior management vest based on the achievement of pre-established performance or market goals.

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

Under the ESPP, employees purchased 1,172,822 shares of Intuit common stock during the twelve months ended July 31, 2013; 1,031,483 shares during the twelve months ended July 31, 2012; and 840,654 shares during the twelve months ended July 31, 2011. At July 31, 2013, there were 3,576,366 shares available for issuance under this plan.

Tables of Contents

Share-Based Compensation Expense

The following table summarizes the total share-based compensation expense that we recorded in operating income from continuing operations for the periods shown.

	Twelve Months Ended July 31,
(In millions except per share amounts)	2013	2012	2011

Cost of product revenue	$—	$—	$1
Cost of service and other revenue	6	4	3
Selling and marketing	64	56	43
Research and development	55	49	48
General and administrative	59	50	49
Total share-based compensation expense from continuing operations	184	159	144
Income tax benefit	(61)	(51)	(49)
Decrease in net income from continuing operations	$123	$108	$95

Decrease in net income per share from continuing operations:
Basic	$0.41	$0.36	$0.31
Diluted	$0.41	$0.35	$0.30

The table above excludes share-based compensation expense for our discontinued operations, which totaled $11 million in fiscal 2013, $10 million in fiscal 2012, and $9 million in fiscal 2011. Because we have not reclassified our statements of cash flows to segregate discontinued operations, these amounts are included in share-based compensation expense on our statements of cash flows for those periods.

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

Tables of Contents

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

Dividends. Prior to July 2011, we paid no cash dividends on our common stock and did not anticipate paying any cash dividends, so we used an expected dividend yield of zero in our option valuation model. In July 2011 we determined that it was probable that we would pay quarterly cash dividends in the future and as a result we began using an annualized expected dividend yield in our option valuation model. We paid quarterly cash dividends during fiscal 2012 and fiscal 2013 and currently expect to continue to pay cash dividends in the future.

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

We used the following assumptions to estimate the fair value of stock options granted and shares purchased under our Employee Stock Purchase Plan for the periods indicated:

	Twelve Months Ended July 31,
	2013	2012	2011
Assumptions for stock options:
Expected volatility (range)	22% - 27%	27% - 33%	27% - 30%
Weighted average expected volatility	23%	29%	28%
Risk-free interest rate (range)	0.49% - 1.05%	0.43% - 0.85%	0.87% - 1.91%
Expected dividend yield (1)	1.02% - 1.18%	1.02% - 1.20%	0% - 1.20%

Assumptions for ESPP:
Expected volatility (range)	20% - 24%	24% - 33%	27% - 33%
Weighted average expected volatility	22%	29%	29%
Risk-free interest rate (range)	0.05% - 0.11%	0.00% - 0.10%	0.05% - 0.16%
Expected dividend yield (1)	1.04% - 1.17%	1.00% - 1.20%	0%

__________________

(1)
Expected dividend yield assumption was zero for fiscal 2011 option grants prior to July 2011. In July 2011 we determined that it was probable that we would pay cash dividends in the future and as a result we began using an expected dividend yield assumption in our valuation models. See “Dividends on Common Stock” above for more information.

Tables of Contents

Share-Based Awards Available for Grant
A summary of share-based awards available for grant under our 2005 Equity Incentive Plan for the fiscal periods indicated was as follows:

(Shares in thousands)	Shares Available for Grant
Balance at July 31, 2010	8,761
Additional shares authorized	31,000
Options granted	(3,055)
Restricted stock units granted (1)	(8,501)
Share-based awards canceled/forfeited/expired (1)(2)	2,511
Balance at July 31, 2011	30,716
Options granted	(3,167)
Restricted stock units granted (1)	(7,902)
Share-based awards canceled/forfeited/expired (1)(2)	2,113
Balance at July 31, 2012	21,760
Options granted	(2,607)
Restricted stock units granted (1)	(9,310)
Share-based awards canceled/forfeited/expired (1)(2)	2,277
Balance at July 31, 2013	12,120

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

Tables of Contents

Stock Option Activity and Related Share-Based Compensation Expense

A summary of activity under all share-based compensation plans for the fiscal periods indicated was as follows:

	Options Outstanding
(Shares in thousands)	Number of Shares	Weighted Average Exercise Price Per Share
Balance at July 31, 2010	32,593	$28.45
Options granted	3,055	47.70
Options exercised	(11,997)	25.68
Options canceled or expired	(972)	31.44
Balance at July 31, 2011	22,679	32.38
Options assumed and converted in connection with acquisitions	282	54.51
Options granted	3,167	51.36
Options exercised	(7,513)	28.41
Options canceled or expired	(554)	39.43
Balance at July 31, 2012	18,061	37.49
Options granted	2,607	62.93
Options exercised	(5,826)	32.79
Options canceled or expired	(636)	44.60
Balance at July 31, 2013	14,206	$43.77

Options outstanding, exercisable and expected to vest, and exercisable as of July 31, 2013 were as follows:

	Number of Shares (in thousands)	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value (in millions)
Options outstanding	14,206	4.93	$43.77	$276
Options exercisable and expected to vest	13,697	4.81	$43.24	$273
Options exercisable	8,731	3.29	$35.80	$239

Options expected to vest are unvested shares net of expected forfeitures. The aggregate intrinsic value of options outstanding at July 31, 2013 is calculated as the difference between the exercise price of the underlying options and the market price of our common stock for shares that were in-the-money at that date. In-the-money options at July 31, 2013 were options that had exercise prices that were lower than the $63.92 market price of our common stock at that date.

Tables of Contents

Additional information regarding our stock options and ESPP shares is shown in the table below.

	Twelve Months Ended July 31,
(In millions except per share amounts)	2013	2012	2011

Weighted average fair value of options granted (per share)	$11.24	$15.22	$10.44
Total fair value of options vested	$41	$39	$53

Aggregate intrinsic value of options exercised	$166	$202	$261

Share-based compensation expense for stock options and ESPP	$49	$53	$51
Total tax benefit for stock option and ESPP share-based compensation	$15	$14	$16

Cash received from option exercises	$191	$213	$308
Cash tax benefits realized related to tax deductions for non-qualified option exercises and disqualifying dispositions under all share-based payment arrangements	$60	$72	$99

At July 31, 2013, there was $58 million of unrecognized compensation cost related to non-vested stock options that we will amortize to expense in the future. Unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize that cost over a weighted average vesting period of 2.3 years.

Due to our ongoing program of repurchasing our common stock on the open market, at July 31, 2013 we had approximately 130 million treasury shares. We satisfy option exercises and RSU vesting from this pool of treasury shares.

Restricted Stock Unit Activity and Related Share-Based Compensation Expense

A summary of restricted stock unit (RSU) activity for the periods indicated was as follows:

(Shares in thousands)	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at July 31, 2010	11,531	$30.93
Granted	3,855	47.02
Vested	(3,474)	26.33
Forfeited	(857)	31.73
Nonvested at July 31, 2011	11,055	37.92
Granted	3,436	55.02
Restricted stock units assumed and converted in connection with acquisitions	575	54.51
Vested	(4,763)	34.13
Forfeited	(696)	39.56
Nonvested at July 31, 2012	9,607	46.79
Granted	4,048	62.76
Vested	(3,670)	43.00
Forfeited	(801)	48.16
Nonvested at July 31, 2013	9,184	$55.23

Tables of Contents

Additional information regarding our RSUs is shown in the table below.

	Twelve Months Ended July 31,
(In millions)	2013	2012	2011

Total fair value of RSUs vested	$224	$258	$150

Share-based compensation for RSUs	$135	$106	$93
Total tax benefit related to RSU share-based compensation expense	$46	$37	$33

Cash tax benefits realized for tax deductions for RSUs	$77	$46	$36

At July 31, 2013, there was $293 million of unrecognized compensation cost related to non-vested RSUs that we will amortize to expense in the future. Unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize that cost over a weighted average vesting period of 2.4 years.

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

We had liabilities related to this plan of $64 million at July 31, 2013 and $56 million at July 31, 2012. We have matched the plan liabilities with similar performing assets. These assets are recorded in other long-term assets while liabilities related to obligations are recorded in other current liabilities on our balance sheets.

401(k) Plan

In the United States, employees who participate in the Intuit Inc. 401(k) Plan may currently contribute up to 30% of pre-tax compensation, subject to Internal Revenue Service limitations and the terms and conditions of the plan. We match a portion of employee contributions, currently 125% up to six percent of salary, subject to Internal Revenue Service limitations. Matching contributions were $44 million for the twelve months ended July 31, 2013; $38 million for the twelve months ended July 31, 2012; and $30 million for the twelve months ended July 31, 2011.

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

Tables of Contents

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

15. Segment Information

In fiscal 2013 we defined six reportable segments, described below, based on factors such as how we manage our operations and how our chief operating decision maker views results. We define the chief operating decision maker as our Chief Executive Officer and our Chief Financial Officer. Our chief operating decision maker organizes and manages our business primarily on the basis of product and service offerings. See below for more information on our Intuit Financial Services and Intuit Health businesses, which we classified as discontinued operations in the fourth quarter of fiscal 2013.

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

Other Businesses consist primarily of our personal finance offerings, Quicken and Mint, and our global businesses, primarily in Canada, the United Kingdom, and Singapore. Quicken product revenue is derived primarily from Quicken desktop software products. Quicken service and other revenue is derived primarily from fees from consumer online transactions and Quicken Loans trademark royalties. Mint service and other revenue consists primarily of online lead generation fees. In Canada, product revenue is derived primarily from localized versions of QuickBooks and Quicken as well as consumer desktop tax return preparation software and professional tax preparation products. Service and other revenue in Canada consists primarily of

Tables of Contents

revenue from QuickBooks support plans, payroll services, and merchant payment processing services. In the United Kingdom, product revenue is derived primarily from localized versions of QuickBooks and QuickBooks Payroll. In Singapore, Australia and other international locations, service and other revenue is derived from QuickBooks Online.

All of our business segments except Other Businesses operate primarily in the United States and sell primarily to customers in the United States. International total net revenue was less than 5% of consolidated total net revenue for the twelve months ended July 31, 2013, 2012 and 2011.

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

The following table shows our financial results by reportable segment for the periods indicated. Results for all periods presented have been adjusted to exclude results for our Intuit Financial Services and Intuit Health businesses, which we classified as discontinued operations in the fourth quarter of fiscal 2013. Intuit Financial Services comprised substantially all of our former Financial Services segment, and Intuit Health was part of our Other Businesses segment. Results for our Mint business are included in our Other Businesses segment for all periods presented. Fiscal 2012 and 2011 results for our Financial Management Solutions segment have been adjusted to exclude results for our Intuit Websites business, which we classified as discontinued operations in the fourth quarter of fiscal 2012. See Note 8, “Discontinued Operations,” for more information.

	Twelve Months Ended July 31,
(In millions)	2013	2012	2011

Net revenue:
Financial Management Solutions	$826	$691	$622
Employee Management Solutions	574	512	457
Payment Solutions	476	417	348
Consumer Tax	1,503	1,441	1,298
Accounting Professionals	449	423	399
Other Businesses	343	324	325
Total net revenue	$4,171	$3,808	$3,449

Operating income from continuing operations:
Financial Management Solutions	$306	$265	$243
Employee Management Solutions	353	314	271
Payment Solutions	129	107	64
Consumer Tax	942	886	850
Accounting Professionals	266	249	228
Other Businesses	113	116	122
Total segment operating income	2,109	1,937	1,778
Unallocated corporate items:
Share-based compensation expense	(184)	(159)	(144)
Other common expenses	(639)	(577)	(532)
Amortization of acquired technology	(18)	(10)	(9)
Amortization of other acquired intangible assets	(35)	(23)	(11)
Total unallocated corporate items	(876)	(769)	(696)
Total operating income from continuing operations	$1,233	$1,168	$1,082

Tables of Contents

16. Selected Quarterly Financial Data (Unaudited)

The following tables contain selected quarterly financial data for the twelve months ended July 31, 2013 and July 31, 2012. We have classified our Intuit Financial Services, Intuit Health, and Intuit Websites businesses as discontinued operations and as a result have segregated their operating results from continuing operations in our statements of operations and in these tables. See Note 8, “Discontinued Operations,” for more information.

	Fiscal 2013 Quarter Ended
(In millions, except per share amounts)	October 31	January 31	April 30	July 31

Total net revenue	$562	$884	$2,091	$634
Cost of revenue	139	166	145	127
All other costs and expenses	496	634	664	567
Operating income (loss) from continuing operations	(73)	84	1,282	(60)
Net income (loss) from continuing operations	(54)	65	858	(46)
Net income (loss) from discontinued operations	35	6	(36)	30
Net income (loss)	(19)	71	822	(16)

Basic net income (loss) per share from continuing operations	$(0.18)	$0.22	$2.89	$(0.15)
Basic net income (loss) per share from discontinued operations	0.12	0.02	(0.12)	0.10
Basic net income (loss) per share	$(0.06)	$0.24	$2.77	$(0.05)

Diluted net income (loss) per share from continuing operations	$(0.18)	$0.21	$2.83	$(0.15)
Diluted net income (loss) per share from discontinued operations	0.12	0.02	(0.12)	0.10
Diluted net income (loss) per share	$(0.06)	$0.23	$2.71	$(0.05)

	Fiscal 2012 Quarter Ended
(In millions, except per share amounts)	October 31	January 31	April 30	July 31

Total net revenue	$491	$911	$1,839	$567
Cost of revenue	123	162	154	146
All other costs and expenses	448	556	583	468
Operating income (loss) from continuing operations	(80)	193	1,102	(47)
Net income (loss) from continuing operations	(55)	119	732	(32)
Net income (loss) from discontinued operations	(9)	(1)	2	36
Net income (loss)	(64)	118	734	4

Basic net income (loss) per share from continuing operations	$(0.18)	$0.40	$2.48	$(0.11)
Basic net income (loss) per share from discontinued operations	(0.03)	—	0.01	0.12
Basic net income (loss) per share	$(0.21)	$0.40	$2.49	$0.01

Diluted net income (loss) per share from continuing operations	$(0.18)	$0.39	$2.41	$(0.11)
Diluted net income (loss) per share from discontinued operations	(0.03)	—	0.01	0.12
Diluted net income (loss) per share	$(0.21)	$0.39	$2.42	$0.01

Tables of Contents

17. Subsequent Event

To facilitate the stock repurchase program described in Note 12, “Stockholders' Equity,” from time to time we repurchase shares in the open market. On August 23, 2013 we entered into an accelerated share repurchase (ASR) agreement with a large financial institution to repurchase $1.4 billion of Intuit's common stock on an accelerated basis. We entered into this ASR agreement in order to repurchase shares at a guaranteed discount from the average price of our stock over a specified period of time. On August 23, 2013 we paid $1.4 billion to the financial institution and received an initial delivery of 17.6 million shares of Intuit common stock. The total number of shares to be delivered generally will be determined by applying an agreed discount to the average of the daily volume weighted average price of Intuit common shares traded during the pricing period. The pricing period is scheduled to end in December 2013, but it may conclude sooner at the election of the financial institution. If the total number of shares to be delivered exceeds the number of shares delivered on August 23, 2013, we will receive the remaining balance of shares from the financial institution. Based on the current trading prices of our common stock, we expect to receive additional shares. If the total number of shares to be delivered is less than the number of shares delivered on August 23, 2013, we have the contractual right to deliver to the financial institution either shares of Intuit common stock or cash equal to the value of those shares. We will reflect the shares delivered to us by the financial institution as treasury shares as of the dates they are physically delivered in computing weighted average shares outstanding for both basic and diluted net income per share.

Tables of Contents

Schedule II
INTUIT INC.
VALUATION AND QUALIFYING ACCOUNTS

(In millions)	Beginning Balance	Additions Charged to Expense/ Revenue	Deductions	Ending Balance
Year ended July 31, 2013
Allowance for doubtful accounts	$46	$33	$(41)	$38
Reserve for product returns	19	100	(99)	20
Reserve for rebates	17	112	(114)	15

Year ended July 31, 2012
Allowance for doubtful accounts	$20	$34	$(8)	$46
Reserve for product returns	20	92	(93)	19
Reserve for rebates	11	104	(98)	17

Year ended July 31, 2011
Allowance for doubtful accounts	$22	$18	$(20)	$20
Reserve for product returns	20	94	(94)	20
Reserve for rebates	11	90	(90)	11

Notes:	Additions to the allowance for doubtful accounts are charged to general and administrative expense.
Additions to the reserves for product returns and rebates are charged against revenue.
The table above excludes balances and activity for our discontinued operations for all periods presented.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of July 31, 2013 based on the guidelines established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of this evaluation, our management has concluded that our internal control over financial reporting was effective as of July 31, 2013 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. We reviewed the results of management’s assessment with the Audit and Risk Committee of Intuit’s Board of Directors.

Ernst & Young LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of July 31, 2013. Their report is included in Item 8 of this Annual Report on Form 10-K.

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

Tables of Contents

PART III

ITEM 10
DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except for the information about our executive officers shown below, the information required by this Item 10 is incorporated by reference from the information contained in our Proxy Statement to be filed with the U.S. Securities and Exchange Commission in connection with the solicitation of proxies for our 2014 Annual Meeting of Stockholders (the "2014 Proxy Statement") under the sections entitled “Our Board of Directors and Nominees – Directors Standing for Election,” “Corporate Governance,” and “Security Ownership of Certain Beneficial Owners and Management – Section 16(a) Beneficial Ownership Reporting Compliance.”

We maintain a Code of Conduct and Ethics that applies to all employees, including all officers. We also maintain a Board of Directors Code of Ethics that applies to all members of our Board of Directors. Our Code of Conduct and Ethics and Board of Directors Code of Ethics incorporate guidelines designed to deter wrongdoing and to promote honest and ethical conduct and compliance with applicable laws and regulations. Our Code of Conduct and Ethics and Board of Directors Code of Ethics are published on our Investor Relations website at http://investors.intuit.com/corporate-governance/conduct-and-guidelines/default.aspx and http://investors.intuit.com/corporate-governance/board-of-directors/default.aspx, respectively. We disclose amendments to certain provisions of our Code of Conduct and Ethics and Board of Directors Code of Ethics, or waivers of such provisions granted to executive officers and directors, on this website.

EXECUTIVE OFFICERS

The following table shows Intuit’s executive officers as of August 31, 2013 and their areas of responsibility. Their biographies follow the table.

Name	Age	Position

Brad D. Smith	49	President, Chief Executive Officer and Director
Scott D. Cook	61	Chairman of the Executive Committee
Laura A. Fennell	52	Senior Vice President, General Counsel and Corporate Secretary
Sasan K. Goodarzi	45	Senior Vice President and General Manager, Consumer Tax Group
Daniel R. Maurer	57	Senior Vice President and General Manager, Small Business Management Solutions Group
Kiran M. Patel	65	Executive Vice President and General Manager, Small Business Group
Daniel Wernikoff	41	Senior Vice President and General Manager, Small Business Financial Solutions Group
R. Neil Williams	60	Senior Vice President and Chief Financial Officer
Jeffrey P. Hank	53	Vice President, Finance and Chief Accounting Officer

Mr. Smith has been President and Chief Executive Officer and a member of the Board of Directors since January 2008. He was Senior Vice President and General Manager, Small Business Division from May 2006 to December 2007 and Senior Vice President and General Manager, QuickBooks from May 2005 to May 2006. He also served as Senior Vice President and General Manager, Consumer Tax Group from March 2004 until May 2005 and as Vice President and General Manager of Intuit’s Accountant Central and Developer Network from February 2003 to March 2004. Prior to joining Intuit in February 2003, Mr. Smith was Senior Vice President of Marketing and Business Development at ADP, a provider of business outsourcing solutions, where he held several executive positions from 1996 to 2003. Mr. Smith also serves on the board of directors of Nordstrom, Inc. Mr. Smith holds a Bachelor’s degree in Business Administration from Marshall University and a Master’s degree in Management from Aquinas College.

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

Tables of Contents

Ms. Fennell has been Senior Vice President, General Counsel and Corporate Secretary since February 2007. She leads Intuit's legal, corporate affairs, privacy, information and physical security, and data services teams. Ms. Fennell joined Intuit as Vice President, General Counsel and Corporate Secretary in April 2004. Prior to joining Intuit, Ms. Fennell spent nearly eleven years at Sun Microsystems, Inc., most recently as Vice President of Corporate Legal Resources, as well as Acting General Counsel. Prior to joining Sun, she was an associate attorney at Wilson Sonsini, Goodrich & Rosati PC. Ms. Fennell sits on the board of directors of the Children's Discovery Museum of San Jose. Ms. Fennell holds a Bachelor of Science degree in Business Administration from California State University, Chico and a Juris Doctor from Santa Clara University.

Mr. Goodarzi has been Senior Vice President and General Manager of Intuit's Consumer Tax Group since August 2013. He rejoined Intuit in August 2011 as Senior Vice President and Chief Information Officer, serving in that capacity until July 2013, prior to which he had served as Chief Executive Officer of Nexant Inc., a privately held provider of intelligent grid software and clean energy solutions, since November 2010. During his previous tenure at Intuit from 2004 to 2010, Mr. Goodarzi led several business units including Intuit Financial Services and the professional tax division, several acquired software companies, and Intuit's operations in Canada and the United Kingdom. Prior to joining Intuit, Mr. Goodarzi worked for Invensys, a global provider of industrial automation, transportation and controls technology, serving as global president of the products group. He also held a number of senior leadership roles in the automation control division at Honeywell and served as the chief executive officer and co-founder of a technology startup, Lazer Cables Inc.  Mr. Goodarzi holds a Bachelor's degree in Electrical Engineering from the University of Central Florida and a Master's degree in Business Administration from the Kellogg School of Management at Northwestern University.

Mr. Maurer has been Senior Vice President and General Manager of Intuit's Small Business Management Solutions Group since August 2013 and was Senior Vice President and General Manager of Intuit’s Consumer Group from December 2008 to July 2013. From February 2008 to December 2008, he was Intuit's Senior Vice President and Chief Marketing Officer. From January 2006 to February 2008 he was Vice President of Marketing for Intuit’s Consumer Tax Group. Prior to joining Intuit, Mr. Maurer served as Vice President of strategy at The Campbell’s Soup Company from 2002 to December 2005 and held senior marketing positions at The Procter & Gamble Company. Mr. Maurer also serves on the board of directors of Zagg Inc. Mr. Maurer holds a Bachelor’s degree in Marketing and Finance from the University of Wisconsin.

Mr. Patel has been Executive Vice President and General Manager, Small Business Group since December 2008 and will retire from Intuit on September 15, 2013. He was Senior Vice President and General Manager, Consumer Tax Group from June 2007 to December 2008 and Chief Financial Officer from September 2005 to January 2008. From August 2001 to September 2005, Mr. Patel served as Executive Vice President and Chief Financial Officer of Solectron Corporation, a provider of electronics supply chain services, where he led finance, legal, investor relations and business development activities. From October 2000 to May 2001, he was the Chief Financial Officer of iMotors, an Internet-based value-added retailer of used cars. Previously, Mr. Patel had a 27-year career with Cummins Inc., where he served in a broad range of finance positions, most recently as Chief Financial Officer and Executive Vice President. Mr. Patel also serves on the board of directors of KLA-Tencor Corporation and is a trustee of The Charles Schwab Family of Funds. Mr. Patel holds a Bachelor of Science degree in Electrical Engineering and a Master’s degree in Business Administration from the University of Tennessee.

Mr. Wernikoff has been Senior Vice President and General Manager of Intuit's Small Business Financial Solutions Group since August 2013. From August 2010 to July 2013, he served as General Manager of Intuit's Financial Management Solutions business unit and was promoted from Vice President to Senior Vice President in August 2011. Mr. Wernikoff joined Intuit in March 2003 and was promoted to Vice President in August 2007. He held various executive roles in Payments, QuickBooks and Financial Management Solutions from August 2007 to August 2010. Mr. Wernikoff's previous experience includes leadership positions at Charles Schwab, Bank One Corp., and First Chicago Capital Markets. Mr. Wernikoff holds a Bachelor's degree in Finance from Miami University of Ohio and a Master's degree in Business Administration from the University of Pittsburgh.

Mr. Williams joined Intuit in January 2008 as Senior Vice President and Chief Financial Officer. He is responsible for all financial aspects of the company, including corporate strategy and business development, investor relations, financial operations and real estate. Beginning in 2001, he served as Executive Vice President of Visa U.S.A., Inc., the leading payments company in the U.S., and then from November 2004 to September 2007 served as Chief Financial Officer, leading all financial functions for the company and its subsidiaries. During the same period, Mr. Williams held the dual role of Chief Financial Officer for Inovant LLC, Visa’s global IT organization responsible for global transactions processing and technology development. Mr. Williams also serves on the board of directors of Amyris, Inc. Mr. Williams holds a Bachelor’s degree in Business Administration from the University of Southern Mississippi and he is a certified public accountant.

Mr. Hank has been Vice President, Finance and Chief Accounting Officer since August 2012 and will retire on September 30, 2013. He previously served as Intuit's Vice President, Corporate Controller from June 2005 to July 2012. He joined Intuit in

Tables of Contents

October 2003 as Director, Accounting Principles Group. From June 2002 until September 2003, Mr. Hank was an Audit Partner at KPMG LLP. From September 1994 until June 2002, Mr. Hank was an Audit Partner at Arthur Andersen LLP. Mr. Hank also serves on the board of directors of Qualys, Inc. Mr. Hank holds a Bachelor of Science degree in Business Administration – Accounting and Finance from the University of California at Berkeley.

ITEM 11
EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated by reference from the information contained in our 2014 Proxy Statement under the sections entitled “Corporate Governance – Compensation Committee Interlocks and Insider Participation,” “Director Compensation,” and “Executive Compensation.”

ITEM 12
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is incorporated by reference from the information contained in our 2014 Proxy Statement under the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation.”

ITEM 13
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated by reference from the information contained in our 2014 Proxy Statement under the sections entitled “Corporate Governance – Director Independence” and “Transactions with Related Persons.”

ITEM 14
PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is incorporated by reference from the information contained in our 2014 Proxy Statement under the section entitled “Proposal No. 2 – Ratification of Selection of Independent Registered Public Accounting Firm.”

Tables of Contents

PART IV

ITEM 15
EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

1.	Financial Statements — See Index to Consolidated Financial Statements in Part II, Item 8.

2.	Financial Statement Schedules — See Index to Consolidated Financial Statements in Part II, Item 8.

3.	Exhibits — See Exhibit Index immediately following the signature page of this annual report on Form 10-K.

Tables of Contents

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

INTUIT INC.
Dated:	September 13, 2013	By:	/s/ R. NEIL WILLIAMS
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

Name	Title	Date
Principal Executive Officer:
/s/ BRAD D. SMITH	President, Chief Executive Officer and Director	September 13, 2013
Brad D. Smith

Principal Financial Officer:
/s/ R. NEIL WILLIAMS	Senior Vice President and Chief Financial Officer	September 13, 2013
R. Neil Williams

Principal Accounting Officer:
/s/ JEFFREY P. HANK	Vice President, Finance and Chief Accounting Officer	September 13, 2013
Jeffrey P. Hank

Additional Directors:
/s/ CHRISTOPHER W. BRODY	Director	September 13, 2013
Christopher W. Brody

/s/ WILLIAM V. CAMPBELL	Chairman of the Board of Directors	September 13, 2013
William V. Campbell

/s/ SCOTT D. COOK	Director	September 13, 2013
Scott D. Cook

/s/ DIANE B. GREENE	Director	September 13, 2013
Diane B. Greene

/s/ EDWARD A. KANGAS	Director	September 13, 2013
Edward A. Kangas

/s/ SUZANNE NORA JOHNSON	Director	September 13, 2013
Suzanne Nora Johnson

/s/ DENNIS D. POWELL	Director	September 13, 2013
Dennis D. Powell

/s/ JEFF WEINER	Director	September 13, 2013
Jeff Weiner

Tables of Contents

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference Form/File No.	Date

3.01	Restated Intuit Certificate of Incorporation, dated as of January 19, 2000		10-Q	6/14/2000

3.02	Bylaws of Intuit, as amended and restated effective April 28, 2010		8-K	4/30/2010

4.01	Form of Specimen Certificate for Intuit’s Common Stock		10-K	9/15/2009

4.02	Indenture, dated as of March 7, 2007, between Intuit and The Bank of New York Trust Company, N.A. as trustee		8-K	3/7/2007

4.03	Forms of Global Note for Intuit’s 5.40% Senior Notes due 2012 and 5.75% Senior Notes due 2017		8-K	3/12/2007

10.01+	Intuit Inc. 2005 Equity Incentive Plan, as amended December 14, 2007		S-8 333-148112	12/17/2007

10.02+	Intuit Inc. 2005 Equity Incentive Plan, as amended April 23, 2008		8-K	4/28/2008

10.03+	Intuit Inc. 2005 Equity Incentive Plan, as amended December 16, 2008		S-8 333-156205	12/17/2008

10.04+	Intuit Inc. 2005 Equity Incentive Plan, as amended December 15, 2009		S-8 333-163728	12/15/2009

10.05+	Intuit Inc. Amended and Restated 2005 Equity Incentive Plan, as approved January 19, 2011		S-8 333-171768	1/19/2011

10.06+	Intuit Inc. Amended and Restated 2005 Equity Incentive Plan, as amended through July 24, 2012		8-K	7/27/2012

10.07+	2005 Equity Incentive Plan Form of Non-Qualified Stock Option – New Hire, Promotion or Retention Grant		10-Q	12/10/2004

10.08+	2005 Equity Incentive Plan Form of Non-Qualified Stock Option – Focal Grant		10-Q	12/10/2004

10.09+	2005 Equity Incentive Plan Form of Non-Employee Director Option – Initial Grant		10-Q	12/10/2004

10.10+	2005 Equity Incentive Plan Form of Non-Employee Director Option – Succeeding Grant		10-Q	12/10/2004

10.11+	2005 Equity Incentive Plan Form of Non-Employee Director Option – Committee Grant		10-Q	12/10/2004

10.12+	Form of Director Restricted Stock Unit Grant Agreement		8-K	12/18/2009

10.13+	Form of Director Restricted Stock Unit Grant Agreement		10-Q	12/1/2011

10.14+	Summary of Director Compensation Program		10-Q	12/1/2011

10.15+	Intuit Inc. Director Grant Program		10-Q	2/29/2012

10.16+	Form of Director Restricted Stock Units Initial Grant Agreement		10-Q	3/1/2013

10.17+	Form of Director Restricted Stock Units Initial Grant Agreement for Mid-Year Directors		10-Q	3/1/2013

10.18+	Form of Director Restricted Stock Units Succeeding Grant Agreement		10-Q	3/1/2013

Tables of Contents

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference Form/File No.	Date

10.19+	Form of Director Restricted Stock Units Succeeding Grant Agreement for Mid-Year Directors		10-Q	3/1/2013

10.20+	Form of Director Restricted Stock Units Conversion Grant Agreement		10-Q	3/1/2013

10.21+	Form of Amended and Restated 2005 Equity Incentive Plan Non-Qualified Stock Option Grant Agreement: New Hire, Promotion, Retention or Focal Grant	X

10.22+	Form of Restricted Stock Unit Agreement (service-based vesting)		10-K	9/13/2012

10.23+	Form of Restricted Stock Unit Agreement (executive vesting)		10-K	9/13/2012

10.24+	Form of Executive Performance-Based Restricted Stock Unit Agreement (three year operating goals)		10-K	9/13/2012

10.25+	Form of Executive Performance-Based Restricted Stock Unit Agreement (total shareholder return objectives)		10-K	9/13/2012

10.26+	Form of Executive Performance-Based Restricted Stock Unit Agreement (one year operating goal)		10-K	9/16/2010

10.27+	Form of Executive Performance-Based Restricted Stock Unit Agreement (three year operating goals)		10-K	9/16/2010

10.28+	Form of Executive Performance-Based Restricted Stock Unit Agreement (total shareholder return objectives)		10-K	9/16/2010

10.29+	Form of Restricted Stock Unit Agreement (CEO vesting)		10-K	9/13/2012

10.30+	Form of CEO Performance-Based Restricted Stock Unit Agreement (three year operating goals)		10-K	9/13/2012

10.31+	Form of CEO Performance-Based Restricted Stock Unit Agreement (total shareholder return objectives)		10-K	9/13/2012

10.32+	Form of CEO Performance-Based Restricted Stock Unit Agreement (one year operating goal)		10-K	9/16/2010

10.33+	Form of CEO Performance-Based Restricted Stock Unit Agreement (three year operating goals)		10-K	9/16/2010

10.34+	Form of CEO Performance-Based Restricted Stock Unit Agreement (total shareholder return objectives)		10-K	9/16/2010

10.35+	Form of 2009 Performance-Based Restricted Stock Unit Agreement		8-K	8/17/2009

10.36+	Form of Restricted Stock Unit Award Agreement (Performance-Based Vesting)		10-K	9/12/2008

10.37+	Form of Restricted Stock Unit Award Agreement (Service-Based Vesting)		8-K	7/31/2006

10.38+	Intuit Inc. Management Stock Purchase Program, as amended October 23, 2007		10-K	9/12/2008

10.39+	Second Amended and Restated Management Stock Purchase Program		10-Q	2/29/2012

10.40+	Form of Restricted Stock Unit Grant Agreement for MSPP Purchased Award		10-K	9/13/2012

Tables of Contents

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference Form/File No.	Date
10.41+	Form of Restricted Stock Unit Grant Agreement for MSPP Matching Award		10-K	9/13/2012

10.42+	Form of Restricted Stock Unit Grant Agreement for MSPP Purchased Award		10-Q	12/1/2006

	Form of Restricted Stock Unit Grant Agreement for MSPP Matching Award		10-Q	12/1/2006
10.43+

10.44+	Digital Insight Corporation 1999 Stock Plan and Form of Stock Option Agreement under the Digital Insight Corporation 1999 Stock Plan		S-1/A 333-81547 Filed by Digital Insight	9/13/1999

10.45+	First, Second and Third Amendments to the Digital Insight Corporation 1999 Stock Plan		10-Q Filed by Digital Insight	5/15/2001

10.46+	Homestead Technologies Inc. 2006 Equity Incentive Plan, as amended		S-8	1/10/2008

10.47+	Form of Stock Option Agreement and Option Grant Notice under Homestead Technologies Inc. 2006 Equity Incentive Plan		S-8	1/10/2008

10.48+	Form of Homestead Technologies Inc. 2006 Equity Incentive Plan Award Agreement for Restricted Stock Units		S-8	1/10/2008

10.49+	Form of Intuit Inc. Stock Option Assumption Agreement		S-8	2/9/2007

10.50+
Forms of Restricted Stock Unit Agreements: Intuit Inc. MSPP Matching Award Agreement; Intuit Inc. Performance-Based Vesting Agreement; Homestead Technologies Inc. Service-Based Vesting Agreement; and Intuit Inc. Service-Based Vesting Agreement
			10-Q	12/4/2008

10.51+	PayCycle, Inc. 1999 Equity Incentive Plan, as amended, effective November 1, 1999.		S-8	8/5/2009

10.52+	Form of Intuit Inc. Stock Option Assumption Agreement		S-8	8/5/2009

10.53+	Form of PayCycle, Inc. 1999 Equity Incentive Plan Stock Option Agreement		S-8	8/5/2009

10.54+	Mint Software Inc. Third Amended and Restated 2006 Stock Plan		S-8 333-163145	11/17/2009

10.55+	Form of Stock Option Agreement under the Mint Software Inc. Third Amended and Restated 2006 Stock Plan — Early Exercise		S-8 333-163145	11/17/2009

10.56+	Form of Stock Option Agreement under the Mint Software Inc. Third Amended and Restated 2006 Stock Plan — No Early Exercise		S-8 333-163145	11/17/2009

10.57+	Demandforce, Inc. 2007 Equity Incentive Plan, as amended		S-8 333-181732	5/29/2012

10.58+	Form of Stock Option Agreement under the Demandforce, Inc. 2007 Equity Incentive Plan		S-8 333-181732	5/29/2012

10.59+	Form of Demandforce, Inc. 2007 Equity Incentive Plan Award Agreement for Restricted Stock Unit		S-8 333-181732	5/29/2012

10.60+	Form of Executive Promotion/New Hire Stock Option Agreement		10-K	9/12/2008

Tables of Contents

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference Form/File No.	Date
10.61+	Form of Executive Restricted Stock Unit Agreement (performance vesting)		10-K	9/12/2008

10.62+	Intuit Executive Relocation Policy		10-K	9/15/2009

10.63+	Intuit Inc. 2005 Executive Deferred Compensation Plan, effective January 1, 2005		10-Q	12/10/2004

10.64+	Intuit Inc. Employee Stock Purchase Plan, as amended through January 19, 2012		S-8 333-179110	1/20/2012

10.65+	Intuit 1996 Directors Stock Option Plan and forms of Agreement, as amended by the Board on January 30, 2003		10-Q	2/28/2003

10.66+	Intuit Inc. Performance Incentive Plan for Fiscal Year 2012		8-K	7/22/2011

10.67+	Intuit Inc. Performance Incentive Plan for Fiscal Year 2013		8-K	7/27/2012

10.68+	Intuit Inc. Performance Incentive Plan for Fiscal Year 2014	X

10.69+	Intuit Executive Deferred Compensation Plan, effective March 15, 2002		10-Q	5/31/2002

10.70+	Intuit Senior Executive Incentive Plan adopted on October 23, 2007		8-K	12/17/2007

10.71+	Intuit Senior Executive Incentive Plan amended and restated effective August 1, 2012 and approved by stockholders on January 17, 2013	X

10.72+	Form of Indemnification Agreement entered into by Intuit with each of its directors and certain officers		10-K	9/25/2002

10.73+	Employment offer letter between Intuit Inc. and Laura A. Fennell, dated March 31, 2004		10-Q	12/1/2011

10.74+	Form of Amended and Restated Employment Agreement dated December 1, 2008 between Intuit Inc. and Kiran M. Patel		8-K	12/2/2009

10.75+	Amendment dated December 1, 2008 to Letter Regarding Terms of Employment by and between Intuit Inc. and Mr. R. Neil Williams dated November 2, 2007		10-Q	12/4/2008

10.76+	Letter Regarding Terms of Employment by and between Intuit Inc. and Dan Maurer dated November 16, 2005, Promotion Memo dated January 16, 2008 and Amendment dated December 1, 2008		10-Q	12/6/2010

10.77+	Employment memo dated July 23, 20013 to Daniel Maurer	X

10.78+	Employment offer letter between Intuit Inc. and Sasan Goodarzi dated June 24, 2011 and Employment memo dated July 23, 2013 to Sasan Goodarzi	X

10.79+	Employment offer letter between Intuit Inc. and Daniel Wernikoff dated February 12, 2003	X

10.80+	Amendment dated December 1, 2008 to Letter Regarding Terms of Employment by and between Intuit Inc. and Mr. Brad D. Smith dated October 1, 2007		10-Q	12/4/2008

10.81+	Letter Regarding Terms of Employment by and between Intuit Inc. and Mr. Brad D. Smith, dated October 1, 2007		8-K	10/5/2007

10.82+	Letter Regarding Terms of Employment by and between Intuit Inc. and Mr. R. Neil Williams, dated November 2, 2007		8-K	11/8/2007

Tables of Contents

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference Form/File No.	Date

10.83+	Employment Agreement dated September 2, 2005 between Intuit and Kiran Patel		8-K	9/8/2005

10.84+	Director Compensation Agreement between Intuit and Dennis D. Powell, dated February 11, 2004		10-Q	6/14/2004

10.85	Amended and Restated Agreement and Plan of Merger by and among Intuit, Digital Insight Corporation, Fandango Holdings Corporation and Fandango Merger Corp. dated as of July 31, 2013	X

10.86
Five Year Credit Agreement dated as of March 22, 2007, by and among Intuit, the Lenders parties thereto, JPMorgan Chase Bank, N.A., as syndication agent, and Citicorp USA, Inc., as administrative agent
			8-K	3/22/2007

10.87
Five Year Credit Agreement dated as of February 17, 2012, by and among Intuit Inc., the Lenders parties thereto, JPMorgan Chase Bank, N.A. as administrative agent, U.S. Bank National Association and Wells Fargo Bank, National Association, as co-syndication agents, and Union Bank, N.A. as documentation agent
			10-Q	2/29/2012

10.88	Free On-Line Electronic Tax Filing Agreement Amendment, effective as of October 30, 2005 between the Internal Revenue Service and the Free File Alliance, LLC		10-Q	12/5/2005

10.89	Free On-Line Electronic Tax Filing Agreement Amendment dated November 5, 2009 between the Internal Revenue Service and the Free File Alliance, LLC		10-Q	12/4/2009

10.90#	Master Services Agreement between Intuit and Arvato Services, Inc., dated May 28, 2003		10-K	9/19/2003

10.91	Second Amendment to Master Service Agreement between Intuit and Arvato Services, Inc., effective May 29, 2007		10-K	9/14/2007

10.92#	Amendment 3 to Master Services Agreement between Intuit and Arvato Services, Inc., effective April 1, 2008		10-Q	5/30/2008

10.93#	Amendment 5 to the Master Services Agreement between Intuit and Arvato Digital Services LLC effective August 19, 2010		10-Q	12/6/2010

10.94#	Lease, dated as of March 28, 2005, made by and between Kilroy Realty, L.P. and Intuit Inc. for property located on Torrey Santa Fe Road, San Diego		10-Q	6/7/2005

10.95	First Amendment to Lease, dated as of March 31, 2006, by and between Intuit and Kilroy Realty, L.P. for property in San Diego, California		10-Q	6/9/2006

10.96
Lease Expiration Advancement Agreement effective July 31, 2003 between Intuit and Charleston Properties for 2475, 2500, 2525, 2535 and 2550 Garcia Avenue and 2650, 2675, 2700 and 2750 Coast Avenue, Mountain View, CA
			10-K	9/19/2003

10.97	Lease Agreement dated as of July 31, 2003 between Intuit and Charleston Properties for 2475, 2500, 2525, 2535 and 2550 Garcia Avenue, Mountain View, CA		10-K	9/19/2003

10.98	Lease Agreement dated as of July 31, 2003 between Intuit and Charleston Properties for 2650, 2675, 2700 and 2750 Coast Avenue and 2600 Casey Avenue, Mountain View, California		10-K	9/19/2003

10.99	Lease Agreement dated as of March 29, 1999 between Intuit and various parties as Landlord for 2632 Marine Way, Mountain View, California		10-K	10/13/2001

10.100#	Second Amendment to Lease Agreement Phase 1, effective January 1, 2011, between Intuit Inc. and Charleston Properties		10-Q	3/1/2011

Tables of Contents

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference Form/File No.	Date
10.101#	Third Amendment to Lease Agreement Phase 2, effective January 1, 2011, between Intuit Inc. and Charleston Properties		10-Q	3/1/2011

21.01	List of Intuit’s Subsidiaries	X

23.01	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm	X

24.01	Power of Attorney (see signature page)	X

31.01	Certification of Chief Executive Officer	X

31.02	Certification of Chief Financial Officer	X

32.01*	Section 1350 Certification (Chief Executive Officer)	X

32.02*	Section 1350 Certification (Chief Financial Officer)	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase	X
______________________

+	Indicates a management contract or compensatory plan or arrangement.
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