Form 10-Q
period 2013-10-31
INTUIT INC
filed 2013-11-22
CIK 896878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended October 31, 2013
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 284,852,965 shares of Common Stock, $0.01 par value, were outstanding at November 18, 2013.

INTUIT INC.
FORM 10-Q
INDEX

Page Number
PART I FINANCIAL INFORMATION

ITEM 1: Financial Statements

Condensed Consolidated Statements of Operations for the three months ended October 31, 2013 and 2012	3

Condensed Consolidated Statements of Comprehensive Loss for the three months ended October 31, 2013 and 2012	4

Condensed Consolidated Balance Sheets at October 31, 2013 and July 31, 2013	5

Condensed Consolidated Statements of Stockholders’ Equity for the three months ended October 31, 2013 and 2012	6

Condensed Consolidated Statements of Cash Flows for the three months ended October 31, 2013 and 2012	7

Notes to Condensed Consolidated Financial Statements	8

ITEM 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

ITEM 3: Quantitative and Qualitative Disclosures about Market Risk	31

ITEM 4: Controls and Procedures	32

PART II OTHER INFORMATION

ITEM 1: Legal Proceedings	33

ITEM 1A: Risk Factors	33

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds	44

ITEM 6: Exhibits	44

Signatures	45

EX-10.01
EX-10.02
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

PART I
ITEM 1
FINANCIAL STATEMENTS

INTUIT INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
(In millions, except per share amounts)	October 31, 2013	October 31, 2012
Net revenue:
Product	$229	$227
Service and other	393	335
Total net revenue	622	562
Costs and expenses:
Cost of revenue:
Cost of product revenue	29	32
Cost of service and other revenue	108	103
Amortization of acquired technology	6	4
Selling and marketing	258	227
Research and development	176	168
General and administrative	118	94
Amortization of other acquired intangible assets	4	7
Total costs and expenses	699	635
Operating loss from continuing operations	(77)	(73)
Interest expense	(8)	(8)
Interest and other income, net	5	2
Loss before income taxes	(80)	(79)
Income tax benefit	(23)	(25)
Net loss from continuing operations	(57)	(54)
Net income from discontinued operations	46	35
Net loss	$(11)	$(19)

Basic net loss per share from continuing operations	$(0.20)	$(0.18)
Basic net income per share from discontinued operations	0.16	0.12
Basic net loss per share	$(0.04)	$(0.06)
Shares used in basic per share calculations	288	296

Diluted net loss per share from continuing operations	$(0.20)	$(0.18)
Diluted net income per share from discontinued operations	0.16	0.12
Diluted net loss per share	$(0.04)	$(0.06)
Shares used in diluted per share calculations	288	296

Dividends declared per common share	$0.19	$0.17
See accompanying notes.

INTUIT INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended
(In millions)	October 31, 2013	October 31, 2012

Net loss	$(11)	$(19)
Other comprehensive income (loss), net of income taxes:
Unrealized gains on available-for-sale debt securities	2	—
Unrealized gains (losses) on available-for-sale equity securities	(1)	3
Foreign currency translation gains (losses)	(2)	1
Total other comprehensive income (loss), net	(1)	4
Comprehensive loss	$(12)	$(15)

See accompanying notes.

INTUIT INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions)	October 31, 2013	July 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$417	$1,009
Investments	699	652
Accounts receivable, net	137	130
Income taxes receivable	205	62
Deferred income taxes	122	166
Prepaid expenses and other current assets	142	98
Current assets of discontinued operations	—	44
Current assets before funds held for customers	1,722	2,161
Funds held for customers	228	235
Total current assets	1,950	2,396
Long-term investments	45	83
Property and equipment, net	563	555
Goodwill	1,250	1,246
Acquired intangible assets, net	158	149
Other assets	102	102
Long-term assets of discontinued operations	—	955
Total assets	$4,068	$5,486
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$168	$137
Accrued compensation and related liabilities	128	218
Deferred revenue	474	495
Other current liabilities	155	156
Current liabilities of discontinued operations	—	39
Current liabilities before customer fund deposits	925	1,045
Customer fund deposits	228	235
Total current liabilities	1,153	1,280
Long-term debt	499	499
Other long-term obligations	192	167
Long-term obligations of discontinued operations	—	9
Total liabilities	1,844	1,955
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock and additional paid-in capital	2,995	3,201
Treasury stock, at cost	(5,986)	(4,952)
Accumulated other comprehensive income	19	20
Retained earnings	5,196	5,262
Total stockholders’ equity	2,224	3,531
Total liabilities and stockholders’ equity	$4,068	$5,486

See accompanying notes.

INTUIT INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

(In millions, except shares in thousands)	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders' Equity
Balance at July 31, 2013	299,503	$3,201	$(4,952)	$20	$5,262	$3,531
Comprehensive loss	—	—	—	(1)	(11)	(12)
Issuance of treasury stock under employee stock plans	2,801	(6)	86	—	—	80
Stock repurchases under stock repurchase programs	(17,607)	(280)	(1,120)	—	—	(1,400)
Cash dividends declared ($0.19 per share)	—	—	—	—	(55)	(55)
Tax benefit from share-based compensation plans	—	33	—	—	—	33
Share-based compensation expense	—	47	—	—	—	47
Balance at October 31, 2013	284,697	$2,995	$(5,986)	$19	$5,196	$2,224

(In millions, except shares in thousands)	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders' Equity
Balance at July 31, 2012	295,289	$3,018	$(4,911)	$25	$4,612	$2,744
Comprehensive loss	—	—	—	4	(19)	(15)
Issuance of treasury stock under employee stock plans	2,688	3	70	—	—	73
Stock repurchases under stock repurchase programs	(1,694)	—	(100)	—	—	(100)
Cash dividends declared ($0.17 per share)	—	—	—	—	(50)	(50)
Tax benefit from share-based compensation plans	—	44	—	—	—	44
Share-based compensation expense	—	49	—	—	—	49
Balance at October 31, 2012	296,283	$3,114	$(4,941)	$29	$4,543	$2,745

See accompanying notes.

INTUIT INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
(In millions)	October 31, 2013	October 31, 2012
Cash flows from operating activities:
Net loss	$(11)	$(19)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	39	40
Amortization of acquired intangible assets	11	14
Share-based compensation expense	47	49
Pre-tax gain on sale of discontinued operations	(40)	(53)
Deferred income taxes	77	53
Tax benefit from share-based compensation plans	33	44
Excess tax benefit from share-based compensation plans	(33)	(44)
Other	5	4
Total adjustments	139	107
Changes in operating assets and liabilities:
Accounts receivable	(11)	(1)
Income taxes receivable	(143)	(112)
Prepaid expenses and other assets	(44)	(16)
Accounts payable	32	12
Accrued compensation and related liabilities	(103)	(96)
Deferred revenue	(29)	(16)
Income taxes payable	(1)	—
Other liabilities	(19)	(4)
Total changes in operating assets and liabilities	(318)	(233)
Net cash used in operating activities	(190)	(145)
Cash flows from investing activities:
Purchases of available-for-sale debt securities	(163)	(87)
Sales of available-for-sale debt securities	71	81
Maturities of available-for-sale debt securities	79	21
Net change in money market funds and other cash equivalents held to satisfy customer fund obligations	7	81
Net change in customer fund deposits	(7)	(81)
Purchases of property and equipment	(47)	(70)
Acquisitions of businesses, net of cash acquired	(9)	(3)
Proceeds from divestiture of businesses	1,025	60
Other	(7)	(2)
Net cash provided by investing activities	949	—
Cash flows from financing activities:
Net proceeds from issuance of treasury stock under employee stock plans	72	73
Purchases of treasury stock	(1,400)	(100)
Cash dividends paid to stockholders	(55)	(50)
Excess tax benefit from share-based compensation plans	33	44
Net cash used in financing activities	(1,350)	(33)
Effect of exchange rates on cash and cash equivalents	(1)	1
Net decrease in cash and cash equivalents	(592)	(177)
Cash and cash equivalents at beginning of period	1,009	393
Cash and cash equivalents at end of period	$417	$216

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
Basis of Presentation
These condensed consolidated financial statements include the financial statements of Intuit and its wholly owned subsidiaries. We have eliminated all significant intercompany balances and transactions in consolidation. We have included all adjustments, consisting only of normal recurring items, which we considered necessary for a fair presentation of our financial results for the interim periods presented. We have reclassified certain amounts previously reported in our financial statements to conform to the current presentation, including amounts related to discontinued operations and reportable segments. See Note 4, “Discontinued Operations,” and Note 10, “Segment Information,” for more information.
As discussed in Note 4, we sold our Intuit Websites business in September 2012. In August 2013 we sold our Intuit Financial Services (IFS) business and our Intuit Health business. We have reclassified our statements of operations for all periods presented to reflect these three businesses as discontinued operations. We have also segregated the net assets of IFS from continuing operations on our balance sheet at July 31, 2013. The net assets of Intuit Websites and Intuit Health were not significant, so we have not segregated them from continuing operations on our balance sheet at July 31, 2013. Because the cash flows of our Intuit Websites, IFS, and Intuit Health discontinued operations were not material for any period presented, we have not segregated the cash flows of those businesses from continuing operations on our statements of cash flows. Unless noted otherwise, discussions in these notes pertain to our continuing operations.
These unaudited condensed consolidated financial statements and accompanying notes should be read together with the audited consolidated financial statements in Item 8 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2013. Results for the three months ended October 31, 2013 do not necessarily indicate the results we expect for the fiscal year ending July 31, 2014 or any other future period.
Seasonality
Our QuickBooks, Consumer Tax, and Professional Tax offerings are highly seasonal. Revenue from our QuickBooks software products tends to be highest during our second and third fiscal quarters. Sales of income tax preparation products and services are heavily concentrated in the period from November through April. These seasonal patterns mean that our total net revenue is usually highest during our second quarter ending January 31 and third quarter ending April 30. We typically report losses in our first quarter ending October 31 and fourth quarter ending July 31. During these quarters, revenue from our tax businesses is minimal while core operating expenses such as research and development continue at relatively consistent levels.
Significant Accounting Policies
We describe our significant accounting policies in Note 1 to the financial statements in Item 8 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2013. There have been no changes to our significant accounting policies during the first three months of fiscal 2014.
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
The following table presents the composition of shares used in the computation of basic and diluted net income per share for the periods indicated.

	Three Months Ended
(In millions, except per share amounts)	October 31, 2013	October 31, 2012
Numerator:
Net loss from continuing operations	$(57)	$(54)
Net income from discontinued operations	46	35
Net loss	$(11)	$(19)

Denominator:
Shares used in basic per share amounts:
Weighted average common shares outstanding	288	296

Shares used in diluted per share amounts:
Weighted average common shares outstanding	288	296
Dilutive common equivalent shares from stock options
and restricted stock awards	—	—
Dilutive weighted average common shares outstanding	288	296

Basic and diluted net loss per share:
Basic net loss per share from continuing operations	$(0.20)	$(0.18)
Basic net income per share from discontinued operations	0.16	0.12
Basic net loss per share	$(0.04)	$(0.06)

Diluted net loss per share from continuing operations	$(0.20)	$(0.18)
Diluted net income per share from discontinued operations	0.16	0.12
Diluted net loss per share	$(0.04)	$(0.06)

Shares excluded from computation of diluted net loss per share:
Weighted average stock options and restricted stock units that would have been included in the computation of dilutive common equivalent shares outstanding if net income had been reported in the period	17	22

Weighted average stock options and restricted stock units excluded from computation due to anti-dilutive effect	3	3
Concentration of Credit Risk and Significant Customers
No customer accounted for 10% or more of total net revenue in the three months ended October 31, 2013 or October 31, 2012. No customer accounted for 10% or more of gross accounts receivable at October 31, 2013 or July 31, 2013.

Accounting Pronouncements Recently Adopted
ASU 2013-02, “Comprehensive Income (Topic 220)”
In February 2013 the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” This update amends Accounting Standards Codification (ASC) Topic 220, “Comprehensive Income,” to require reporting entities to provide information about the amounts reclassified from accumulated other comprehensive income by component. In addition, reporting entities are required to present, either on the face of the statement of operations or in the footnotes to the financial statements, significant amounts reclassified from accumulated other comprehensive income by statement of operations line item. ASU 2013-02 became effective for our fiscal year that began on August 1, 2013. Our adoption of ASU 2013-02 did not have a significant impact on our consolidated financial statements.

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

	October 31, 2013				July 31, 2013
(In millions)	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Cash equivalents, primarily money market funds	$303	$—	$—	$303	$917	$—	$—	$917
Available-for-sale debt securities:
Municipal bonds	—	500	—	500	—	489	—	489
Corporate notes	—	269	—	269	—	269	—	269
U.S. agency securities	—	73	—	73	—	69	—	69
Municipal auction rate securities	—	—	28	28	—	—	33	33
Available-for-sale corporate equity securities	32	—	—	32	33	—	—	33
Total available-for-sale securities	32	842	28	902	33	827	33	893
Total assets measured at fair value on a recurring basis	$335	$842	$28	$1,205	$950	$827	$33	$1,810
Liabilities:
Senior notes (1)	$—	$561	$—	$561	$—	$560	$—	$560
______________________________

(1)	Carrying value on our balance sheet at October 31, 2013 was $499 million and at July 31, 2013 was $499 million. See Note 6.

The following table summarizes our cash equivalents and available-for-sale debt and equity securities by balance sheet classification and level in the fair value hierarchy at the dates indicated.

	October 31, 2013				July 31, 2013
(In millions)	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents:
In cash and cash equivalents	$250	$—	$—	$250	$857	$—	$—	$857
In funds held for customers	53	—	—	53	60	—	—	60
Total cash equivalents	$303	$—	$—	$303	$917	$—	$—	$917
Available-for-sale securities:
In investments	$32	$667	$—	$699	$—	$652	$—	$652
In funds held for customers	—	175	—	175	—	175	—	175
In long-term investments	—	—	28	28	33	—	33	66
Total available-for-sale securities	$32	$842	$28	$902	$33	$827	$33	$893
We value our Level 1 assets, consisting primarily of money market funds, using quoted prices in active markets for identical instruments. Financial assets whose fair values we measure on a recurring basis using Level 2 inputs consist of municipal bonds, corporate notes, and U.S. agency securities. We measure the fair values of these assets with the help of a pricing service that either provides quoted market prices in active markets for identical or similar securities or uses observable inputs for their pricing without applying significant adjustments. Our fair value processes include controls that are designed to ensure that we record appropriate fair values for our Level 2 investments. These controls include comparison to pricing provided by a secondary pricing service or investment manager, validation of pricing sources and models, review of key model inputs, analysis of period-over-period price fluctuations, and independent recalculation of prices where appropriate.
Financial liabilities whose fair values we measure using Level 2 inputs consist of debt. See Note 6, “Long-Term Obligations,” for more information. We measure the fair value of our senior notes based on their trading prices and the interest rates we could obtain for other borrowings with similar terms.
Financial assets whose fair values we measure using significant unobservable (Level 3) inputs consist of municipal auction rate securities that are no longer liquid. We estimate the fair values of these auction rate securities using a discounted cash flow model. During the first quarter of fiscal 2014 we redeemed $5 million of these securities at par, leaving a remaining balance of $28 million at October 31, 2013. We continued to classify them as long-term investments based on the maturities of the underlying securities at that date. We do not intend to sell our municipal auction rate securities and it is not more likely than not that we will be required to sell them before recovery at par, which may be at maturity.
There were no transfers between Level 1, Level 2, and Level 3 of the fair value hierarchy during the three months ended October 31, 2013.

3.	Cash and Cash Equivalents, Investments and Funds Held for Customers
We consider highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. Cash equivalents consist primarily of AAA-rated money market funds in all periods presented. Investments at October 31, 2013 consist of available-for-sale investment-grade debt securities that we carry at fair value and an available-for-sale corporate equity investment that we carry at fair value. Funds held for customers consist of cash and cash equivalents and investment grade available-for-sale debt securities in all periods presented. Long-term investments at October 31, 2013 consist of municipal auction rate securities. See Note 2, “Fair Value Measurements,” for more information. Except for direct obligations of the United States government, securities issued by agencies of the United States government, and money market funds, we diversify our investments in debt securities by limiting our holdings with any individual issuer.
The following table summarizes our cash and cash equivalents, investments, and funds held for customers by balance sheet classification at the dates indicated.

	October 31, 2013		July 31, 2013
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Classification on balance sheets:
Cash and cash equivalents	$417	$417	$1,009	$1,009
Investments	670	699	653	652
Funds held for customers	228	228	235	235
Long-term investments	45	45	54	83
Total cash and cash equivalents, investments, and funds held for customers	$1,360	$1,389	$1,951	$1,979

The following table summarizes our cash and cash equivalents, investments, and funds held for customers by investment category at the dates indicated. See Note 2, “Fair Value Measurements,” for more information on our municipal auction rate securities.

	October 31, 2013		July 31, 2013
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Type of issue:
Total cash and cash equivalents	$470	$470	$1,069	$1,069
Available-for-sale debt securities:
Municipal bonds	499	500	489	489
Corporate notes	268	269	269	269
U.S. agency securities	73	73	69	69
Municipal auction rate securities	28	28	33	33
Total available-for-sale debt securities	868	870	860	860
Available-for-sale corporate equity securities	5	32	5	33
Other long-term investments	17	17	17	17
Total cash and cash equivalents, investments, and funds held for customers	$1,360	$1,389	$1,951	$1,979
We use the specific identification method to compute gains and losses on investments. We include realized gains and losses on our available-for-sale debt securities in interest and other income, net in our statements of operations. Gross realized gains and losses on our available-for-sale debt securities for the three months ended October 31, 2013 and October 31, 2012 were not significant.
We accumulate unrealized gains and losses on our available-for-sale debt and equity securities, net of income taxes, in accumulated other comprehensive income in the stockholders’ equity section of our balance sheets. Gross unrealized gains and losses on our available-for-sale debt securities at October 31, 2013 and July 31, 2013 were not significant. The cumulative gross unrealized gain on our available-for-sale corporate equity security was approximately $27 million at October 31, 2013.
We periodically review our investment portfolios to determine if any investment is other-than-temporarily impaired due to changes in credit risk or other potential valuation concerns. We believe that the investments we held at October 31, 2013 were not other-than-temporarily impaired. Unrealized losses at October 31, 2013 were not significant and were due to changes in interest rates, including market credit spreads, and not due to increased credit risks associated with specific securities. We do not intend to sell these investments and it is not more likely than not that we will be required to sell them before recovery at par, which may be at maturity.
The following table summarizes our available-for-sale debt securities classified by the stated maturity date of the security at the dates indicated.

	October 31, 2013		July 31, 2013
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$239	$239	$234	$235
Due within two years	297	298	245	245
Due within three years	183	184	211	210
Due after three years	149	149	170	170
Total available-for-sale debt securities	$868	$870	$860	$860
Available-for-sale debt securities due after three years in the table above include our municipal auction rate securities. See Note 2, “Fair Value Measurements,” for more information. All of the remaining securities in that category had effective maturities of three years or less due to interest reset dates or mandatory call dates.

4.	Discontinued Operations

Intuit Financial Services
On August 1, 2013 we completed the sale of our Intuit Financial Services (IFS) business for approximately $1.025 billion in cash. We recorded a gain on the disposal of IFS of approximately $36 million, net of income taxes, in the first quarter of fiscal 2014. The decision to sell the IFS business was a result of management's desire to focus resources on our offerings for small businesses, consumers, and accounting professionals. The IFS business comprised substantially all of our former Financial Services reporting segment.
We classified our IFS business as discontinued operations and have therefore segregated its operating results from continuing operations in our statements of operations for all periods presented. Revenue and income before income taxes for IFS during the three months ended October 31, 2012 were $80 million and $11 million. We have also segregated the net assets of IFS from continuing operations on our balance sheet at July 31, 2013. Because operating cash flows from the IFS business were not material for any period presented, we have not segregated them from continuing operations on our statements of cash flows.
Intuit Health
In July 2013 management having the authority to do so formally approved a plan to sell our Intuit Health business and on August 19, 2013 we completed the sale for cash consideration that was not significant. We recorded a $4 million pre-tax loss on the disposal of Intuit Health that was more than offset by a related income tax benefit of approximately $14 million, resulting in a net gain on disposal of approximately $10 million in the first quarter of fiscal 2014. The decision to sell the Intuit Health business was a result of management's desire to focus resources on its offerings for small businesses, consumers, and accounting professionals. Intuit Health was part of our former Other Businesses reporting segment.
We classified our Intuit Health business as discontinued operations and have therefore segregated its operating results in our statements of operations for all periods presented. We have not segregated the net assets of Intuit Health from continuing operations on our balance sheets at July 31, 2013 because net assets held for sale consisted primarily of operating assets and liabilities that were not material. Because operating cash flows from the Intuit Health business were also not material for any period presented, we have not segregated them from continuing operations on our statements of cash flows.
Intuit Websites
On September 17, 2012 we sold our Intuit Websites business, which was a component of our former Financial Management Solutions reporting segment, for approximately $60 million in cash and recorded a gain on disposal of approximately $32 million, net of income taxes.

5.	Current Liabilities
Unsecured Revolving Credit Facility
On February 17, 2012 we entered into an agreement with certain institutional lenders for a $500 million unsecured revolving credit facility that will expire on February 17, 2017. Advances under the credit facility will accrue interest at rates that are equal to, at our election, either JP Morgan's alternate base rate plus a margin that ranges from 0.0% to 0.5% or London Interbank Offered Rate (LIBOR) plus a margin that ranges from 0.9% to 1.5%. Actual margins under either election will be based on our senior debt credit ratings. The agreement includes customary affirmative and negative covenants, including financial covenants that require us to maintain a ratio of total debt to annual earnings before interest, taxes, depreciation and amortization (EBITDA) of not greater than 3.25 to 1.00 as of any date and a ratio of annual EBITDA to interest payable of not less than 3.00 to 1.00 as of the last day of each fiscal quarter. We remained in compliance with these covenants at all times during the quarter ended October 31, 2013. We may use amounts borrowed under this credit facility for general corporate purposes, including future acquisitions. To date we have not borrowed under this credit facility.

Other Current Liabilities
Other current liabilities were as follows at the dates indicated:

(In millions)	October 31, 2013	July 31, 2013
Reserve for product returns	$20	$20
Reserve for rebates	19	15
Current portion of license fee payable	10	10
Current portion of deferred rent	8	8
Interest payable	3	10
Executive deferred compensation plan liabilities	72	64
Other	23	29
Total other current liabilities	$155	$156
The balances of several of our other current liabilities, particularly our reserves for product returns and rebates, are affected by the seasonality of our business. See Note 1, “Description of Business and Summary of Significant Accounting Policies – Seasonality,” for more information.

6.	Long-Term Obligations
Long-Term Debt
On March 12, 2007 we issued $500 million of 5.75% senior unsecured notes due on March 15, 2017 (the Notes). We carried the Notes at face value less the unamortized discount in long-term debt on our balance sheets at October 31, 2013 and July 31, 2013. The Notes are redeemable by Intuit at any time, subject to a make-whole premium, and include covenants that limit our ability to grant liens on our facilities and to enter into sale and leaseback transactions, subject to significant allowances. We paid $14 million in cash for interest on the Notes during the three months ended October 31, 2013 and $14 million in cash for interest on the Notes during the three months ended October 31, 2012.
Other Long-Term Obligations
Other long-term obligations were as follows at the dates indicated:

(In millions)	October 31, 2013	July 31, 2013
Total deferred rent	$55	$55
Total license fee payable	49	48
Long-term income tax liabilities	38	38
Long-term deferred revenue	18	32
Long-term deferred income tax liabilities	43	6
Other	7	7
Total long-term obligations	210	186
Less current portion (included in other current liabilities)	(18)	(19)
Long-term obligations due after one year	$192	$167

7.	Income Taxes
Effective Tax Rate
We compute our provision for or benefit from income taxes by applying the estimated annual effective tax rate to income or loss from recurring operations and adding the effects of any discrete income tax items specific to the period.
Our effective tax rate for the three months ended October 31, 2013 was approximately 29%. Excluding the impact of discrete tax items primarily related to share-based compensation, our effective tax rate for the three months ended October 31, 2013 was approximately 34% and did not differ significantly from the federal statutory rate of 35%. The benefits we received from the domestic production activities deduction and the federal research and experimentation credit were substantially offset by state income taxes.
Our effective tax rate for the three months ended October 31, 2012 was approximately 33%. Excluding the impact of discrete tax items primarily related to share-based compensation, our effective tax rate for the three months ended October 31, 2012 was approximately 35% and did not differ significantly from the federal statutory rate of 35%. The benefit we received from the domestic production activities deduction was substantially offset by state income taxes.
Unrecognized Tax Benefits and Other Considerations
The total amount of our unrecognized tax benefits at July 31, 2013 was $39 million. Net of related deferred tax assets, unrecognized tax benefits were $27 million at that date. If we were to recognize these net benefits, our income tax expense would reflect a favorable net impact of $27 million. There were no material changes to these amounts during the three months ended October 31, 2013. We do not believe that it is reasonably possible that there will be a significant increase or decrease in our unrecognized tax benefits over the next 12 months.

8.	Stockholders’ Equity
Stock Repurchase Programs
Intuit’s Board of Directors has authorized a series of common stock repurchase programs. Shares of common stock repurchased under these programs become treasury shares. We repurchased 17.6 million shares for $1.4 billion under these programs during the three months ended October 31, 2013 and 1.7 million shares for $100 million under these programs during the three months ended October 31, 2012. At October 31, 2013, we had authorization from our Board of Directors to expend up to an additional $2.0 billion for stock repurchases through August 19, 2017. Future stock repurchases under the current program are at the discretion of management, and authorization of future stock repurchase programs is subject to the final determination of our Board of Directors.
To facilitate our stock repurchase program, from time to time we repurchase shares in the open market. On August 23, 2013 we entered into an accelerated share repurchase (ASR) agreement with a large financial institution to repurchase $1.4 billion of Intuit's common stock on an accelerated basis. On August 23, 2013 we paid $1.4 billion to the financial institution and received an initial delivery of 17.6 million shares of Intuit common stock. The total number of shares to be delivered will be calculated using the daily volume weighted average price of Intuit common shares traded during the pricing period, less an agreed discount. The pricing period is scheduled to end in December 2013, but it may conclude sooner at the election of the financial institution. If the total number of shares to be delivered exceeds the number of shares delivered on August 23, 2013, we will receive the remaining balance of shares from the financial institution. Based on the current trading prices of our common stock, we expect to receive additional shares. If the total number of shares to be delivered is less than the number of shares delivered on August 23, 2013, we have the contractual right to deliver to the financial institution either shares of Intuit common stock or cash equal to the value of those shares. We have treated the ASR as a forward contract indexed to our own common stock. The forward contract meets all of the applicable criteria for equity classification, so we have not accounted for it as a derivative instrument. We have reflected the shares delivered to us by the financial institution in the first quarter of fiscal 2014 as treasury shares as of the date they were physically delivered in computing weighted average shares outstanding for both basic and diluted net loss per share. The repurchased shares did not have a material impact on our net loss per share calculations in the first quarter of fiscal 2014.
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
Dividends on Common Stock
During the three months ended October 31, 2013 we declared and paid a quarterly cash dividend of $0.19 per share of outstanding common stock or approximately $55 million. In November 2013 our Board of Directors declared a quarterly cash dividend of $0.19 per share of outstanding common stock payable on January 21, 2014 to stockholders of record at the close of business on January 10, 2014. Future declarations of dividends and the establishment of future record dates and payment dates are subject to the final determination of our Board of Directors.

Share-Based Compensation Expense
The following table summarizes the total share-based compensation expense that we recorded in operating loss from continuing operations for the periods shown.

	Three Months Ended
(In millions, except per share amounts)	October 31, 2013	October 31, 2012
Cost of revenue	$2	$2
Selling and marketing	15	16
Research and development	14	13
General and administrative	16	15
Total share-based compensation expense	47	46
Income tax benefit	(15)	(15)
Increase in net loss from continuing operations	$32	$31
Increase in net loss per share:
Basic	$0.11	$0.10
Diluted	$0.11	$0.10

The table above excludes share-based compensation expense for our discontinued operations, which totaled approximately $3 million for the three months ended October 31, 2012. Because we have not reclassified our statements of cash flows to segregate discontinued operations, this amount is included in share-based compensation expense on our statement of cash flows for that period.

Share-Based Awards Available for Grant
A summary of share-based awards available for grant under our 2005 Equity Incentive Plan for the three months ended October 31, 2013 was as follows:

(Shares in thousands)	Shares Available for Grant
Balance at July 31, 2013	12,120
Options granted	(25)
Restricted stock units granted (1)	(740)
Share-based awards canceled/forfeited/expired (1)(2)	2,559
Balance at October 31, 2013	13,914
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

Stock Option Activity and Related Share-Based Compensation Expense
A summary of stock option activity for the three months ended October 31, 2013 was as follows:

	Options Outstanding
(Shares in thousands)	Number of Shares	Weighted Average Exercise Price Per Share
Balance at July 31, 2013	14,206	$43.77
Options granted	25	64.45
Options exercised	(1,864)	37.11
Options canceled or expired	(335)	53.14
Balance at October 31, 2013	12,032	$44.59

Exercisable at October 31, 2013	7,295	$36.34

At October 31, 2013, there was approximately $48 million of unrecognized compensation cost related to non-vested stock options that we expect to recognize as expense in the future. We will adjust unrecognized compensation cost for future changes in estimated forfeitures. We expect to recognize that cost over a weighted average vesting period of 2.1 years.
Restricted Stock Unit Activity and Related Share-Based Compensation Expense
A summary of restricted stock unit activity for the three months ended October 31, 2013 was as follows:

	Restricted Stock Units
(Shares in thousands)	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at July 31, 2013	9,184	$55.23
Granted	322	64.86
Restricted stock units assumed or granted in connection with acquisitions	656	69.48
Vested	(679)	47.44
Forfeited	(1,013)	64.50
Nonvested at October 31, 2013	8,470	$56.21

At October 31, 2013, there was approximately $308 million of unrecognized compensation cost related to non-vested RSUs that we expect to recognize as expense in the future. We will adjust unrecognized compensation cost for future changes in estimated forfeitures. We expect to recognize that cost over a weighted average vesting period of 2.4 years.

9.	Litigation
On January 13, 2012, two putative class actions were filed against Intuit Inc. in connection with our TurboTax income tax preparation software: Smith v. Intuit Inc. (U.S. District Court, Northern District of California) and Quildon v. Intuit Inc. (California Superior Court, Santa Clara County). The plaintiffs in both cases had asserted that the fees charged for the refund processing service offered within TurboTax are “refund anticipation loans” and the disclosures about those fees do not comply with California and federal laws. The Smith case was brought in federal court on behalf of a proposed nationwide class and subclasses; the Quildon case was brought in state court on behalf of a proposed California class and subclasses. In January 2013, for the purposes of settlement and without any admission of wrongdoing or liability, Intuit reached an agreement in principle to resolve all claims raised in the Smith and Quildon matters for an amount that is not material to our consolidated financial statements. We accrued that amount in the second quarter of fiscal 2013. In October 2013, the U.S. District Court granted final approval to the settlement of the Smith case. An objector has lodged a notice of appeal of that order to the U.S. Court of Appeals for the Ninth Circuit. The U.S. appeals court will set a date for a hearing on the objector’s appeal. The Quildon case remains stayed pending the final outcome on the Smith case. We currently believe that the likelihood of a material change to the proposed settlement amount is remote.

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
See Note 4, “Discontinued Operations,” for information about our Intuit Financial Services and Intuit Health businesses, which we classified as discontinued operations during fiscal 2013. Effective August 1, 2013, we reorganized our continuing businesses to align with our strategic focus on small businesses, consumers, and professional accountants. We also aligned our international businesses, all of which were in our former Other Businesses segment, into their respective lines of business and we are now managing those international businesses within their respective reportable segments. As a result of this reorganization, we have defined three reportable segments based on factors such as how we manage our operations and how our chief operating decision maker views results. We define the chief operating decision maker (CODM) as our Chief Executive Officer and our Chief Financial Officer. Our CODM organizes and manages our business primarily on the basis of product and service offerings. The CODM reviews revenue by reportable segment and by product line within each reportable segment, but reviews operating income or loss only at the reportable segment level.
Small Business. Our Small Business segment includes three main product lines – Small Business Financial Solutions, Small Business Management Solutions, and Accountant and Advisor – targeting the small business market.

•
Our Small Business Financial Solutions product line includes QuickBooks financial and business management software and services; QuickBooks technical support; and financial supplies. This product line also includes several payment processing services for small businesses, including merchant services such as credit and debit card processing; Web-based transaction processing services for online merchants; GoPayment mobile payment processing services; QuickBooks Point of Sale solutions; and secure online payments for small businesses and their customers through the Intuit Payment Network.

•
Our Small Business Management Solutions product line includes small business payroll products and services, including desktop payroll offerings such as QuickBooks Basic Payroll and QuickBooks Enhanced Payroll; online payroll offerings such as Quickbooks Online Payroll and Intuit Online Payroll; and full service payroll offerings such as QuickBooks Assisted Payroll and Intuit Full Service Payroll. This product line also includes Demandforce, which provides online marketing and customer communication solutions, and QuickBase.

•	Our Accountant and Advisor product line includes QuickBooks Premier Accountant Edition and the QuickBooks ProAdvisor Program, both intended for the accounting professionals who serve small businesses.
Consumer. Our Consumer segment includes two product lines – Consumer Tax and Consumer Ecosystem – targeting consumers.

•	Consumer Tax includes TurboTax income tax preparation products and services and electronic tax filing services.

•	Consumer Ecosystem includes our personal finance offerings, Quicken and Mint.
Professional Tax. Our Professional Tax segment targets professional accountants and includes Lacerte, ProSeries, and Intuit Tax Online professional tax preparation products and services, electronic tax filing services, bank product transmission services, and training services.
All of our business segments operate primarily in the United States and sell primarily to customers in the United States. International total net revenue was approximately 5% of consolidated total net revenue for all periods presented.
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
The accounting policies of our reportable segments are the same as those described in the summary of significant accounting policies in Note 1 to the financial statements in Item 8 of our Annual Report on Form 10-K for the fiscal year ended July 31,

2013. Except for goodwill and purchased intangible assets, we do not generally track assets by reportable segment and, consequently, we do not disclose total assets by reportable segment.
The following table shows our financial results by reportable segment for the periods indicated. Results for all periods presented have been adjusted to exclude results for our Intuit Websites, Intuit Financial Services, and Intuit Health businesses, which we have classified as discontinued operations for all periods presented. See Note 4, “Discontinued Operations,” for more information. Segment results for fiscal 2013 have also been reclassified to conform to the fiscal 2014 segment presentation, as described earlier in this footnote.

	Three Months Ended
(In millions)	October 31, 2013	October 31, 2012
Net revenue:
Small Business segment:
Small Business Financial Solutions	$316	$291
Small Business Management Solutions	189	164
Accountant and Advisor	15	14
Total Small Business segment revenue	520	469

Consumer segment:
Consumer Tax	42	38
Consumer Ecosystem	35	34
Total Consumer segment revenue	77	72

Professional Tax segment revenue	25	21
Total net revenue	$622	$562

Operating loss from continuing operations:
Small Business segment operating income	$190	$165
Consumer segment operating loss	(24)	(17)
Professional Tax segment operating loss	(9)	(11)
Total segment operating income	157	137
Unallocated corporate items:
Share-based compensation expense	(47)	(46)
Other common expenses	(177)	(153)
Amortization of acquired technology	(6)	(4)
Amortization of other acquired intangible assets	(4)	(7)
Total unallocated corporate items	(234)	(210)
Total operating loss from continuing operations	$(77)	$(73)

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
You should read this MD&A in conjunction with the financial statements and related notes in Part I, Item 1 of this Quarterly Report and our Annual Report on Form 10-K for the fiscal year ended July 31, 2013. We sold our Intuit Websites business in September 2012. In August 2013 we completed the sales of our Intuit Financial Services (IFS) business and our Intuit Health business. We have reclassified our statements of operations for all periods presented to reflect these three businesses as discontinued operations. We have also segregated the net assets of IFS from continuing operations on our balance sheet at July 31, 2013. The net assets of Intuit Websites and Intuit Health were not significant, so we have not segregated them from continuing operations on our balance sheet at July 31, 2013. Because the operating cash flows of our Intuit Websites, IFS, and Intuit Health discontinued operations were not material for any period presented, we have not segregated them from continuing operations on our statements of cash flows. See “Results of Operations – Discontinued Operations” later in this Item 2 for more information. Unless otherwise noted, the following discussion pertains only to our continuing operations.

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
About Intuit
Intuit is a leading provider of business and financial management solutions for small businesses, consumers, and accounting professionals. As discussed in Item 1, “Business Overview – Our Business Portfolio,” in our Form 10-K for the fiscal year ended July 31, 2013, effective August 1, 2013 we reorganized our businesses to align with our strategic focus on small businesses, consumers, and professional accountants. We also aligned our international businesses, all of which were in our former Other Businesses segment, into their respective lines of business and we are now managing those international businesses within their respective reportable segments. As a result of this reorganization, we now organize our businesses into three reportable segments – Small Business, Consumer, and Professional Tax.
Small Business: This segment includes three main product lines – Small Business Financial Solutions, Small Business Management Solutions, and Accountant and Advisor – targeting the small business market.

•
Our Small Business Financial Solutions product line includes QuickBooks financial and business management online services and desktop software; QuickBooks technical support; and financial supplies. This product line also includes several payment processing services for small businesses, including merchant services such as credit and debit card processing; Web-based transaction processing services for online merchants; GoPayment mobile payment processing services; QuickBooks Point of Sale solutions; and secure online payments for small businesses and their customers through the Intuit Payment Network.

•	Our Small Business Management Solutions product line includes small business payroll products and services and Demandforce, which provides online marketing and customer communication solutions.

•	Our Accountant and Advisor product line includes QuickBooks Premier Accountant Edition and the QuickBooks ProAdvisor Program, both intended for the accounting professionals who serve small businesses.
Consumer: This segment includes two product lines – Consumer Tax and Consumer Ecosystem – targeting consumers.

•	Consumer Tax includes TurboTax income tax preparation products and services.

•	Consumer Ecosystem includes our personal finance offerings, Quicken and Mint.
Professional Tax: This segment targets professional accountants and includes Lacerte, ProSeries, and Intuit Tax Online professional tax products and services.
Our Growth Strategy
Based on our assessment of key technology and demographic trends – an increasingly borderless world, the prevalence of mobile devices, and the scalability of the cloud – we see significant opportunities to drive future growth by continuing to solve the unmet needs of small businesses, consumers, and accounting professionals. Our evolving growth strategy includes three key elements:

•
Focus on the product – we call it “Delivering awesome product experiences.” Computing devices are moving to the palm of our hands in the form of tablets and smart phones. Therefore, we are increasingly focused on reimagining our products with a mobile-first, and in some cases mobile-only, design. Our TurboTax solutions, for example, let customers prepare and file their entire tax returns online, via tablet, mobile phone or desktop computer. We also believe that a key factor in growing our customer base is delivering an amazing first-use experience so our customers can get the value they expect from our offerings as quickly and easily as possible.

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

•
Leveraging our data for our customers' benefit – we call it “Using data to create delight.” Our 45 million customers are generating valuable data that we seek to appropriately use to deliver better products and breakthrough benefits by eliminating the need to enter data, helping them make better decisions and improving transactions and interactions.

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
Our QuickBooks, Consumer Tax, and Professional Tax offerings are highly seasonal. Revenue from our QuickBooks software products tends to be highest during our second and third fiscal quarters. Sales of income tax preparation products and services are heavily concentrated from November through April. In our Consumer Tax business, a greater proportion of our revenue has shifted to later in this seasonal period due in part to the growth in sales of TurboTax Online, for which we recognize revenue when tax returns are printed or electronically filed. The seasonality of our Consumer Tax and Professional Tax revenue is also affected by the timing of the availability of tax forms from taxing agencies and the ability of those agencies to receive electronic tax return submissions. Delays in the availability of tax forms or the ability of taxing agencies to receive submissions can cause revenue to shift between our fiscal quarters. These seasonal patterns mean that our total net revenue is usually highest during our second quarter ending January 31 and third quarter ending April 30. We typically report losses in our first quarter ending October 31 and fourth quarter ending July 31. During these quarters, revenue from our tax businesses is minimal while core operating expenses such as research and development continue at relatively consistent levels. We believe the seasonality of our revenue and profitability is likely to continue in the future. In our MD&A we often focus on year-to-date results for our seasonal businesses as they are generally more meaningful than quarterly results.
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
For a complete discussion of the most significant risks and uncertainties affecting our business, please see “Forward-Looking Statements and Risk Factors” in Item 1A of this Quarterly Report.
Overview of Financial Results
The most important financial indicators that we use to assess our business are revenue growth for the company as a whole, for each reporting segment, and for product lines within each reporting segment; operating income growth and operating income margins for the company as a whole and for each reporting segment; earnings per share; and cash flow from operations. We also track certain non-financial drivers of revenue growth and, when material, identify them in the applicable discussions of business segment results below. These non-financial drivers include, for example, customer growth and retention, and, in certain businesses, transaction volume. Customers for our connected services offerings have generally grown faster than those for our traditional software offerings, reflecting our strategic focus on connected services over the past few years. Connected services generated $2.7 billion or 64% of our total revenue in fiscal 2013, compared with 50% of our total revenue five years ago. We expect connected services revenue as a percentage of our total revenue to continue to grow in the future. We track transaction volume in businesses such as our payment processing business, where total credit and debit card transaction volume, which correlates strongly with the macroeconomic environment, contributes to revenue growth.
Total net revenue for the first three months of fiscal 2014 was $622 million, an increase of 11% compared with the same period of fiscal 2013. Our Small Business segment was the key driver of revenue growth in the first three months of fiscal 2014. Revenue in our Small Business segment grew 11% compared with the same period a year ago due to growth in connected services offerings such as QuickBooks Online, payment processing services, and online payroll services.
Operating loss from continuing operations for the first three months of fiscal 2014 was $77 million, an increase of 5% compared with the same period of fiscal 2013. Higher revenue was more than offset by higher costs and expenses. In the first quarter of fiscal 2014 we accelerated some spending for our customer data strategy and small business marketing to drive growth during the rest of fiscal 2014. As a result, expenses grew slightly faster than revenue in the quarter.
Net loss from continuing operations increased 6% in the first three months of fiscal 2014 compared with the same period of fiscal 2013 due to the higher operating loss and a lower effective tax rate on the pre-tax loss. Basic and diluted net loss per share from continuing operations for the first three months of fiscal 2014 increased $0.02 to $0.20 due to the higher net loss and the decline in weighted average basic and diluted common shares compared with the same period of fiscal 2013.
We ended the first three months of fiscal 2014 with cash, cash equivalents and investments totaling $1.1 billion. During the first three months of fiscal 2014 we generated $1.0 billion in cash from the sale of our Intuit Financial Services business and used $1.4 billion in cash for the repurchase of shares of our common stock under our stock repurchase programs. During the same period we generated cash from the issuance of common stock under employee stock plans and used cash for operations, the payment of cash dividends, and capital expenditures. At October 31, 2013, we had authorization from our Board of Directors to expend up to an additional $2.0 billion for stock repurchases through August 19, 2017.

Critical Accounting Policies and Estimates
In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant impact on our net revenue, operating income or loss, and net income or loss, as well as on the value of certain assets and liabilities on our balance sheet. We believe that the estimates, assumptions and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2013 have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. We believe that there were no significant changes in those critical accounting policies and estimates during the first three months of fiscal 2014. Senior management has reviewed the development and selection of our critical accounting policies and estimates and their disclosure in this Quarterly Report on Form 10-Q with the Audit and Risk Committee of our Board of Directors.

Results of Operations
Financial Overview

(Dollars in millions, except per share amounts)	Q1 FY14	Q1 FY13	$ Change	% Change
Total net revenue	$622	$562	$60	11%
Operating loss from continuing operations	(77)	(73)	(4)	5%
Net loss from continuing operations	(57)	(54)	(3)	6%
Basic and diluted net loss per share from continuing operations	$(0.20)	$(0.18)	$(0.02)	11%

Total net revenue increased $60 million or 11% in the first quarter of fiscal 2014 compared with the same quarter of fiscal 2013. Our Small Business segment was the key driver of the revenue increase, growing 11%. Within the Small Business segment, revenue from our Small Business Financial Solutions product line increased 9% due to continuing growth in QuickBooks Online and QuickBooks Enterprise Solutions revenue and to higher total card transaction volume in our payment processing business. Revenue from our Small Business Management Solutions product line increased 15% due to price increases for desktop payroll customers and online payroll customer growth; and due to growth in Demandforce customers and revenue. See “Business Segment Results” later in this Item 2 for more information about the results for all of our business segments.
Operating loss from continuing operations increased 5% in the first quarter of fiscal 2014 compared with the same quarter of fiscal 2013. In the first quarter of fiscal 2014 we accelerated some spending for our customer data strategy and small business marketing to drive growth during the rest of fiscal 2014. As a result, expenses grew slightly faster than revenue in the quarter. See “Operating Expenses” later in this Item 2 for more information.
Net loss from continuing operations for the first quarter of fiscal 2014 increased 6% compared with the same quarter of fiscal 2013 due to the higher operating loss and a lower effective tax rate on the pre-tax loss. Basic and diluted net loss per share from continuing operations for the first quarter of fiscal 2014 increased $0.02 to $0.20 due to the higher net loss and the decline in weighted average basic and diluted common shares compared with the same quarter of fiscal 2013. See “Non-Operating Income and Expenses – Income Taxes” and “Liquidity and Capital Resources – Stock Repurchase Programs and Dividends on Common Stock,” later in this Item 2 for more information.
Business Segment Results
The information below is organized in accordance with our three reportable business segments. See “Executive Overview - About Intuit” earlier in this Item 2 and Note 10 to the financial statements in Part I, Item 1 of this Quarterly Report for more information. All of our business segments operate primarily in the United States and sell primarily to customers in the United States. International total net revenue was approximately 5% of consolidated total net revenue for all periods presented.
Segment operating income or loss is segment net revenue less segment cost of revenue and operating expenses. See “Executive Overview – Industry Trends and Seasonality” earlier in this Item 2 for a description of the seasonality of our business. Segment expenses do not include certain costs, such as corporate selling and marketing, product development, and general and administrative expenses and share-based compensation expenses, which are not allocated to specific segments. These unallocated costs totaled $224 million in the first three months of fiscal 2014 and $199 million in the first three months of fiscal 2013. Unallocated costs increased in the fiscal 2014 period due to increases in corporate product development and selling and marketing expenses in support of the growth of our businesses. Segment expenses also do not include amortization of acquired technology, amortization of other acquired intangible assets, and goodwill and intangible asset impairment charges. See Note 10 to the financial statements in Part I, Item 1 of this Quarterly Report for reconciliations of total segment operating income or loss to consolidated operating income or loss for each fiscal period presented.
We calculate revenue growth rates and segment operating margin figures using dollars in thousands. Those results may vary from figures calculated using the dollars in millions presented below.
Small Business

(Dollars in millions)	Q1 FY14	Q1 FY13	% Change
Product revenue	$192	$187	3%
Service and other revenue	328	282	16%
Total segment revenue	$520	$469	11%
% of total revenue	84%	83%

Segment operating income	$190	$165	15%
% of related revenue	37%	35%
Our Small Business segment includes our Small Business Financial Solutions (SBFS), Small Business Management Solutions (SBMS), and Accountant and Advisor product lines. Service and other revenue in our Small Business segment is derived primarily from QuickBooks Online, our hosted financial and business management offering; QuickBooks technical support plans; payment processing services for small businesses; small business payroll services, including Quickbooks Online Payroll, QuickBooks Assisted Payroll, Intuit Online Payroll, and Intuit Full Service Payroll; Demandforce; and QuickBase. Product revenue in our Small Business segment is derived primarily from QuickBooks desktop software products, including QuickBooks Pro, QuickBooks Premier, QuickBooks Premier Accountant Edition, and QuickBooks Enterprise Solutions; financial supplies; QuickBooks Basic Payroll and QuickBooks Enhanced Payroll; QuickBooks Point of Sale solutions; and ProAdvisor Program subscriptions for the accounting professionals who serve small businesses.
Small Business segment total net revenue increased $51 million or 11% in the first quarter of fiscal 2014 compared with the same quarter of fiscal 2013. Within the Small Business segment, revenue from our SBFS product line increased 9% due to 29% growth in our QuickBooks Online subscriber base and 21% growth in our QuickBooks Enterprise Solutions subscriber base. SBFS revenue also increased due to 6% higher total card transaction volume in our payment processing business. Revenue from our SBMS product line increased 15% due to price increases for desktop payroll customers and 18% online payroll customer growth. SBMS revenue also increased due to higher Demandforce revenue that was driven by 36% growth in the subscriber base.
Small Business segment operating income as a percentage of related revenue increased in the first quarter of fiscal 2014 compared with the same quarter of fiscal 2013. The increase in segment revenue described above was partially offset by $17 million in higher staffing expenses due to an increase in headcount and a $6 million increase in advertising and other marketing program expenses.

Consumer

(Dollars in millions)	Q1 FY14	Q1 FY13	% Change
Product revenue	$19	$23	(16)%
Service and other revenue	58	49	17%
Total segment revenue	$77	$72	7%
% of total revenue	12%	13%

Segment operating loss	$(24)	$(17)	41%
% of related revenue	(32)%	(24)%
Our Consumer segment includes our Consumer Tax and Consumer Ecosystem product lines. Consumer Tax service and other revenue is derived primarily from TurboTax Online hosted tax return preparation services and electronic tax filing services. Consumer Tax product revenue is derived primarily from TurboTax desktop tax return preparation software. Consumer Ecosystem product revenue is derived primarily from Quicken desktop personal finance software products. Consumer Ecosystem service and other revenue is derived primarily from fees for consumer online transactions as well as from online lead generation fees from our Mint personal finance offerings.
Due to the seasonal nature of our Consumer Tax offerings, we typically generate nominal revenue from consumer tax products and services in our first fiscal quarter compared with our second and third fiscal quarters. The majority of Consumer Tax product line revenue for the first quarter of each fiscal year is for the filing of extended returns for the previous tax year. Consumer Tax product line revenue increased $4 million or 11% in the first quarter of fiscal 2014 compared with the same quarter of fiscal 2013 primarily because customers filed more extended tax returns in the fiscal 2014 quarter compared with the same quarter of fiscal 2013. Because of the seasonality of our Consumer Tax product line revenue, we do not believe that first fiscal quarter revenue in our Consumer segment is indicative of revenue trends for the current fiscal year. We will not have substantially complete results for the 2013 tax season until the third quarter of fiscal 2014.
Revenue for our Consumer Ecosystem product line grew 2% in the first quarter of 2014 compared with the same quarter of fiscal 2013.
In our first fiscal quarter our Consumer segment typically generates operating losses because Consumer Tax product line revenue is nominal while segment operating expenses for functions such as research and development continue at relatively consistent levels. We do not believe that Consumer segment operating results for the first quarter of fiscal 2014 compared with the same quarter of fiscal 2013 are indicative of trends for the full fiscal year.
Professional Tax

(Dollars in millions)	Q1 FY14	Q1 FY13	% Change
Product revenue	$18	$17	4%
Service and other revenue	7	4	75%
Total segment revenue	$25	$21	16%
% of total revenue	4%	4%

Segment operating loss	$(9)	$(11)	(23)%
% of related revenue	(35)%	(53)%
Professional Tax segment product revenue is derived primarily from ProSeries and Lacerte professional tax preparation software products. Professional Tax segment service and other revenue is derived primarily from Intuit Tax Online tax return preparation services, electronic tax filing services, bank product transmission services, and training services.
Due to the seasonal nature of our Professional Tax offerings, we typically generate nominal revenue from professional tax products and services in our first fiscal quarter compared with our second and third fiscal quarters. The majority of Professional Tax revenue for the first quarter of each fiscal year is for the filing of extended returns for the previous tax year. Professional Tax total net revenue increased $4 million or 16% in the first quarter of fiscal 2014 compared with the same quarter of fiscal

2013 primarily because customers filed more extended tax returns in the fiscal 2014 quarter compared with the same quarter of fiscal 2013. We do not believe that first fiscal quarter revenue in this segment is indicative of revenue trends for the current fiscal year. We will not have substantially complete results for the 2013 tax season until the third quarter of fiscal 2014.
In our first fiscal quarter our Professional Tax segment typically generates operating losses because revenue is nominal while operating expenses for functions such as research and development continue at relatively consistent levels. We do not believe that Professional Tax operating results for the first quarter of fiscal 2014 compared with the same quarter of fiscal 2013 are indicative of trends for the full fiscal year.
Cost of Revenue

(Dollars in millions)	Q1 FY14	% of Related Revenue	Q1 FY13	% of Related Revenue
Cost of product revenue	$29	13%	$32	14%
Cost of service and other revenue	108	27%	103	31%
Amortization of acquired technology	6	n/a	4	n/a
Total cost of revenue	$143	23%	$139	25%
Cost of product revenue as a percentage of product revenue decreased slightly in the first quarter of fiscal 2014 compared with the same quarter of fiscal 2013 due to product mix. Cost of service and other revenue as a percentage of service and other revenue decreased in the first quarter of fiscal 2014 compared with the same quarter of fiscal 2013 due to growth in connected service offerings such as QuickBooks Online, payment processing services, and online payroll services. Online revenues have relatively lower costs of revenue compared with our other service offerings.
Operating Expenses

(Dollars in millions)	Q1 FY14	% of Total Net Revenue	Q1 FY13	% of Total Net Revenue
Selling and marketing	$258	41%	$227	40%
Research and development	176	28%	168	30%
General and administrative	118	19%	94	17%
Amortization of other acquired intangible assets	4	1%	7	1%
Total operating expenses	$556	89%	$496	88%
Total operating expenses as a percentage of total net revenue increased slightly to 89% in the first quarter of fiscal 2014 from 88% in the same quarter of fiscal 2013. Total net revenue for the first quarter of fiscal 2014 grew $60 million and total operating expenses increased $60 million. Operating expenses increased about $20 million for staffing expenses associated with higher headcount and about $13 million for advertising and other marketing programs in our Small Business and Consumer segments.
Non-Operating Income and Expenses
Interest Expense
Interest expense of $8 million for the first three months of fiscal 2014 and fiscal 2013 consisted primarily of interest on senior notes that we issued in March 2007. See Note 6 to the financial statements in Part I, Item 1 of this Quarterly Report for more information.

Interest and Other Income, Net

	Three Months Ended
(In millions)	October 31, 2013	October 31, 2012
Interest income	$1	$1
Net gain on executive deferred compensation plan assets	3	1
Other	1	—
Total interest and other income, net	$5	$2
Interest and other income, net consists primarily of interest income and net gains on executive deferred compensation plan assets. Lower interest rates offset the effect of higher average invested balances and resulted in stable interest income in the first quarter of fiscal 2014 compared with the same quarter of fiscal 2013. In accordance with authoritative guidance, we record gains and losses associated with executive deferred compensation plan assets in interest and other income and gains and losses associated with the related liabilities in operating expenses. The total amounts recorded in operating expenses for each period are approximately equal to the total amounts recorded in interest and other income in those periods.
Income Taxes
We compute our provision for or benefit from income taxes by applying the estimated annual effective tax rate to income or loss from recurring operations and adding the effects of any discrete income tax items specific to the period. Our effective tax rates for the first quarters of fiscal 2014 and fiscal 2013 were approximately 29% and 33%. Excluding the impact of discrete tax items primarily related to share-based compensation, our effective tax rates for those quarters were approximately 34% and 35% and did not differ significantly from the federal statutory rate of 35%. See Note 7 to the financial statements in Part I, Item 1 of this Quarterly Report for more information.
Discontinued Operations
We sold our Intuit Websites business in September 2012 for approximately $60 million in cash and recorded a gain on disposal of approximately $32 million, net of income taxes, in the first quarter of fiscal 2013. We sold our Intuit Financial Services (IFS) business in August 2013 for approximately $1.025 billion in cash and recorded a gain on disposal of approximately $36 million, net of income taxes, in the first quarter of fiscal 2014. We also sold our Intuit Health business in August 2013 for cash consideration that was not significant and recorded a $4 million pre-tax loss on disposal that was more than offset by a related income tax benefit of approximately $14 million, resulting in a net gain on disposal of approximately $10 million in the first quarter of fiscal 2014. We have reclassified our statements of operations for all periods presented to reflect these three businesses as discontinued operations. See Note 4 to the financial statements in Part I, Item 1 of this Quarterly Report for more information.

Liquidity and Capital Resources
Overview
At October 31, 2013, our cash, cash equivalents and investments totaled $1.1 billion, a decrease of $545 million from July 31, 2013 due to the factors discussed under “Statements of Cash Flows” below. Our primary source of liquidity has been cash from operations, which entails the collection of accounts receivable for products and services. Our primary uses of cash have been for research and development programs, selling and marketing activities, capital projects, acquisitions of businesses, debt service costs, repurchases of our common stock, and the payment of cash dividends. As discussed in “Executive Overview – Industry Trends and Seasonality” earlier in this Item 2, our business is subject to significant seasonality. The total balance of our cash, cash equivalents, and investments generally fluctuates with that seasonal pattern. We believe the seasonality of our business is likely to continue in the future.

The following table summarizes selected measures of our liquidity and capital resources at the dates indicated:

(Dollars in millions)	October 31, 2013	July 31, 2013	$ Change	% Change
Cash, cash equivalents, and investments	$1,116	$1,661	$(545)	(33)%
Long-term investments	45	83	(38)	(46)%
Long-term debt	499	499	—	—%
Working capital	797	1,116	(319)	(29)%
Ratio of current assets to current liabilities	1.7 : 1	1.9 : 1
We expect to generate significant cash from our operations during fiscal 2014. Since our operations are primarily domestic, approximately 87% of our cash, cash equivalents and investments at October 31, 2013 were located in the U.S. and none of those funds were restricted. Our only significant debt consists of $500 million in senior unsecured notes due in March 2017. We also have an unused $500 million unsecured revolving line of credit facility available to us for general corporate purposes, including future acquisitions.
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
Statements of Cash Flows
The following table summarizes selected items from our statements of cash flows for the first three months of each of fiscal 2014 and fiscal 2013. See the financial statements in Part I, Item 1 of this Quarterly Report for complete statements of cash flows for those periods.

	Three Months Ended
(Dollars in millions)	October 31, 2013	October 31, 2012	$ Change
Net cash provided by (used in):
Operating activities	$(190)	$(145)	$(45)
Investing activities	949	—	949
Financing activities	(1,350)	(33)	(1,317)
Effect of exchange rate changes on cash	(1)	1	(2)
Total decrease in cash and cash equivalents	$(592)	$(177)	$(415)
During the first three months of fiscal 2014 we generated $1.0 billion in cash from the sale of our Intuit Financial Services business and used $1.4 billion in cash to repurchase shares of our common stock under our stock repurchase programs. See “Stock Repurchase Programs and Dividends on Common Stock” immediately below for more information. During the same period we also generated cash from the issuance of common stock under employee stock plans and used cash for operations, including the payment of accrued bonuses for fiscal 2013, for the payment of cash dividends, and for capital expenditures.
During the first three months of fiscal 2013 we generated cash from the sale of our Intuit Websites business and from the issuance of common stock under employee stock plans. During the same period we used cash for operations, including the payment of accrued bonuses for fiscal 2012, for the repurchase of shares of our common stock under our stock repurchase programs, for the payment of cash dividends, and for capital expenditures.
Stock Repurchase Programs and Dividends on Common Stock
As described in Note 8 to the financial statements in Part I, Item 1 of this Quarterly Report, during the first three months of fiscal 2014 we continued to repurchase shares of our common stock under repurchase programs that our Board of Directors has authorized. At October 31, 2013, we had authorization from our Board of Directors to expend up to an additional $2.0 billion for stock repurchases through August 19, 2017. We currently expect to continue repurchasing our common stock on a quarterly basis; however, future stock repurchases under the current program are at the discretion of management, and authorization of future stock repurchase programs is subject to the final determination of our Board of Directors.
To facilitate the stock repurchase program described above, from time to time we repurchase shares in the open market. On August 23, 2013 we entered into an accelerated share repurchase (ASR) agreement with a large financial institution to repurchase $1.4 billion of Intuit's common stock on an accelerated basis. On August 23, 2013 we paid $1.4 billion to the financial institution and received an initial delivery of 17.6 million shares of Intuit common stock. The total number of shares to be delivered will be calculated using the daily volume weighted average price of Intuit common shares traded during the pricing period, less an agreed discount. The pricing period is scheduled to end in December 2013, but it may conclude sooner at the election of the financial institution. If the total number of shares to be delivered exceeds the number of shares delivered on August 23, 2013, we will receive the remaining balance of shares from the financial institution. Based on the current trading prices of our common stock, we expect to receive additional shares. If the total number of shares to be delivered is less than the number of shares delivered on August 23, 2013, we have the contractual right to deliver to the financial institution either shares of Intuit common stock or cash equal to the value of those shares. We have reflected the shares delivered to us by the financial institution in the first quarter of fiscal 2014 as treasury shares as of the date they were physically delivered in computing weighted average shares outstanding for both basic and diluted net loss per share.
During the first three months of fiscal 2014 we also continued to pay quarterly cash dividends on shares of our outstanding common stock. In November 2013 our Board of Directors declared a quarterly cash dividend of $0.19 per share of outstanding common stock payable on January 21, 2014 to stockholders of record at the close of business on January 10, 2014. We currently expect to continue paying comparable cash dividends on a quarterly basis; however, future declarations of dividends and the establishment of future record dates and payment dates are subject to the final determination of our Board of Directors.
Unsecured Revolving Credit Facility
On February 17, 2012 we entered into an agreement with certain institutional lenders for a $500 million unsecured revolving credit facility that will expire on February 17, 2017. See Note 5 to the financial statements in Part I, Item 1 of this Quarterly Report for a description of the key terms of this agreement, including the covenants. We remained in compliance with those covenants at all times during the quarter ended October 31, 2013. We may use amounts borrowed under this credit facility for general corporate purposes, including future acquisitions. To date we have not borrowed under the credit facility. We monitor counterparty risk associated with the institutional lenders that are providing the credit facility. We currently believe that the credit facility will be available to us should we choose to borrow under it.
Cash Held by Foreign Subsidiaries
Our cash, cash equivalents, and investments totaled $1.1 billion at October 31, 2013. Of this amount, approximately 13% was held by our foreign subsidiaries and subject to repatriation tax considerations. These foreign funds were located primarily in Canada, and to a lesser extent in India, Singapore, and the United Kingdom. We intend to permanently reinvest a significant portion of our earnings from foreign operations, and we currently do not anticipate that we will need funds generated from foreign operations to fund our domestic operations. In the event that funds from foreign operations are needed to fund operations in the United States, if U.S. taxes have not been previously provided on the related earnings we would provide for and pay additional U.S. taxes at the time we change our intention with regard to the reinvestment of those earnings.

Off-Balance Sheet Arrangements
At October 31, 2013, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations
We presented our contractual obligations at July 31, 2013 in our Annual Report on Form 10-K for the fiscal year then ended. There were no significant changes in those obligations during the first three months of fiscal 2014.

Recent Accounting Pronouncements
For a description of recent accounting pronouncements, if any, and the potential impact of these pronouncements on our consolidated financial statements, see Note 1 to the financial statements in Part I, Item 1 of this Quarterly Report.

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
Our investments consist of instruments that meet quality standards that are consistent with our investment policy. This policy specifies that, except for direct obligations of the United States government, securities issued by agencies of the United States government, and money market funds, we diversify our investments by limiting our holdings with any individual issuer. We do not hold derivative financial instruments or European sovereign debt in our portfolio of investments. See Note 3 to the financial statements in Part I, Item 1 of this Quarterly Report for a summary of the cost and fair value of our investments by type of issue.
Interest Rate Risk
Our cash equivalents and investments are subject to market risk due to changes in interest rates. Interest rate movements affect the interest income we earn on cash equivalents and investments and the fair value of those investments. If the Federal Reserve Target Rate had increased by 25 basis points from the level of October 31, 2013, the value of our investments at that date would have decreased by approximately $2 million. If the Federal Reserve Target Rate had increased by 100 basis points from the level of October 31, 2013, the value of our investments at that date would have decreased by approximately $10 million.
We are also exposed to the impact of changes in interest rates as they affect our $500 million revolving credit facility. Advances under the credit facility accrue interest at rates that are equal to JP Morgan's alternate base rate plus a margin that ranges from 0.0% to 0.5% or the London InterBank Offered Rate (LIBOR) plus a margin that ranges from 0.9% to 1.5%, in both cases based on our senior debt credit ratings. Consequently, our interest expense would fluctuate with changes in the general level of these interest rates if we were to borrow any amounts under the credit facility. At October 31, 2013, no amounts were outstanding under the credit facility.
On March 12, 2007 we issued $500 million of 5.75% senior unsecured notes due on March 15, 2017. We carry these senior notes at face value less unamortized discount on our balance sheets. Since these senior notes bear interest at fixed rates, we have no financial statement risk associated with changes in interest rates. However, the fair value of these notes fluctuates when interest rates change. See Note 2 and Note 6 to the financial statements in Part I, Item 1 of this Quarterly Report for more information.
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
Since we translate foreign currencies (primarily Canadian dollars, British pounds, Indian rupees, and Singapore dollars) into U.S. dollars for financial reporting purposes, currency fluctuations can have an impact on our financial results. The historical impact of currency fluctuations on our financial results has generally been immaterial. We believe that our exposure to currency exchange fluctuation risk is not significant primarily because our global subsidiaries invoice customers and satisfy their financial obligations almost exclusively in their local currencies. Although the impact of currency fluctuations on our financial results has generally been immaterial in the past and we believe that for the reasons cited above currency fluctuations will not be significant in the future, there can be no guarantee that the impact of currency fluctuations will not be material in the future. As of October 31, 2013, we did not engage in foreign currency hedging activities.

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
As we continue to transition our business to more connected services, we become more dependent on the continuing operation and availability of our information technology and communication systems and those of our external service providers, including, for example, third party Internet-based or “cloud” computing services. We do not have redundancy for all of our systems, many of our critical applications reside in only one of our data centers, and our disaster recovery planning may not account for all eventualities. We also do not maintain real-time back-up of all our data, and in the event of significant system disruption we may experience loss of data or processing capabilities, which may cause us to lose customers and may materially harm our reputation and our operating results. In addition, we are in the process of updating our customer facing applications and the supporting information technology infrastructure to meet our customers’ expectations for continuous service availability. Any difficulties in upgrading these applications or infrastructure or failure of our systems or those of our third-party service providers may result in interruptions in our service, which may reduce our revenues and profits, cause us to lose customers and damage our reputation. Any prolonged interruptions at any time may result in lost customers, additional refunds of customer charges, negative publicity and increased operating costs, any of which may significantly harm our business, financial condition and results of operations.
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
Our acquisitions have resulted in significant expenses, including amortization and impairment of acquired technology and other acquired intangible assets, and impairment of goodwill. Total costs and expenses in these categories were approximately $99 million in fiscal 2013, $33 million in fiscal 2012, and $50 million in fiscal 2011. Although under current accounting rules goodwill is not amortized, we may incur impairment charges related to the goodwill already recorded and to goodwill arising out of future acquisitions. We test the impairment of goodwill annually in our fourth fiscal quarter or more frequently if indicators of impairment arise. The timing of the formal annual test may result in charges to our statement of operations in our fourth fiscal quarter that may not have been reasonably foreseen in prior periods. The total costs and expenses for fiscal 2013 and fiscal 2011 included goodwill and intangible asset impairment charges of $46 million and $30 million, respectively, that reduced the carrying value of our Intuit Health goodwill and intangible assets to zero. We recorded the goodwill and intangible assets for that reporting unit on our balance sheet in May 2010 in connection with our acquisition of Medfusion, Inc. At October 31, 2013, we had $1.3 billion in goodwill and $158 million in net acquired intangible assets on our balance sheet, both of which may be subject to impairment charges in the future. New acquisitions, and any impairment of the value of acquired intangible assets, may have a significant negative impact on our future financial results.
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

ITEM 2
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In connection with our purchase of substantially all of the assets of Full Slate, Inc. on October 30, 2013, we issued 182,808 shares of our common stock to Full Slate and 20,308 shares of our common stock to U.S. Bank, National Association (who holds such shares in escrow and is their record owner until certain covenants in the asset purchase agreement between the Company and Full Slate have been performed). Following the closing of the acquisition, Full Slate converted into a limited liability company, following which it distributed the shares to its four equityholders, such that each of them became the record owner of 45,702 shares. The shares of our common stock were unregistered and issued pursuant to Section 4(2) of the Securities Act of 1933, as amended. The Intuit common stock issued at the closing of the acquisition had an aggregate value of approximately $14 million. On November 6, 2013, we filed a registration statement on Form S-3 registering 116,064 shares with an aggregate value of approximately $8 million. The remainder of the shares issued in the Full Slate acquisition continue to be unregistered.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS
Stock repurchase activity during the three months ended October 31, 2013 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans
August 1, 2013 through August 31, 2013	17,607,300	$63.61	17,607,300	$2,047,748,511
September 1, 2013 through September 30, 2013	—	$—	—	$2,047,748,511
October 1, 2013 through October 31, 2013	—	$—	—	$2,047,748,511
Total	17,607,300	$63.61	17,607,300
Note: All of the shares purchased as part of publicly announced plans during the three months ended October 31, 2013 were purchased under a plan we announced on August 18, 2011 under which we were authorized to repurchase up to $2.0 billion of our common stock from time to time over a three-year period ending on August 15, 2014. On August 19, 2013 our Board approved a new stock repurchase program under which we are authorized to repurchase up to an additional $2.0 billion of our common stock from time to time over a four-year period ending on August 19, 2017. At October 31, 2013, authorization from our Board of Directors to expend up to $2.0 billion remained available under that plan.
On August 23, 2013 we entered into an accelerated share repurchase (ASR) agreement with a large financial institution to repurchase $1.4 billion of Intuit's common stock on an accelerated basis. See “Liquidity and Capital Resources - Stock Repurchase Programs and Dividends on Common Stock” in Part I, Item 2 of this Quarterly Report for more information.

ITEM 6
EXHIBITS
See Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTUIT INC. (Registrant)
Date:	November 22, 2013	By:	/s/ R. NEIL WILLIAMS
R. Neil Williams
Senior Vice President and Chief Financial Officer (Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference

10.01	Amended and Restated Amendment Seven effective September 1, 2013 to the Master Service Agreement by and between Intuit and Arvato Digital Services LLC	X

10.02+	Amended and Restated Level Up Analytics, Inc. 2012 Stock Plan filed with the SEC by Intuit on November 1, 2013 as Exhibit 99.01 to the Registration Statement on Form S-8 (file number 333-192062)		X

31.01	Certification of Chief Executive Officer	X

31.02	Certification of Chief Financial Officer	X

32.01*	Section 1350 Certification (Chief Executive Officer)	X

32.02*	Section 1350 Certification (Chief Financial Officer)	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase	X
________________________________

+	Indicates a management contract or compensatory plan or arrangement.
*	This exhibit is intended to be furnished and shall not be deemed “filed” for purposes of the Securities Exchange Act of 1934, as amended.