Form 10-Q
period 2014-01-31
INTUIT INC
filed 2014-02-21
CIK 896878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended January 31, 2014
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 283,313,817 shares of Common Stock, $0.01 par value, were outstanding at February 17, 2014.

INTUIT INC.
FORM 10-Q
INDEX

Page Number
PART I FINANCIAL INFORMATION

ITEM 1: Financial Statements

Condensed Consolidated Statements of Operations for the three and six months ended January 31, 2014 and 2013	3

Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended January 31, 2014 and 2013	4

Condensed Consolidated Balance Sheets at January 31, 2014 and July 31, 2013	5

Condensed Consolidated Statements of Stockholders’ Equity for the six months ended January 31, 2014 and 2013	6

Condensed Consolidated Statements of Cash Flows for the six months ended January 31, 2014 and 2013	7

Notes to Condensed Consolidated Financial Statements	8

ITEM 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

ITEM 3: Quantitative and Qualitative Disclosures about Market Risk	33

ITEM 4: Controls and Procedures	34

PART II OTHER INFORMATION

ITEM 1: Legal Proceedings	35

ITEM 1A: Risk Factors	35

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds	46

ITEM 6: Exhibits	46

Signatures	47

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

PART I
ITEM 1
FINANCIAL STATEMENTS

INTUIT INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
(In millions, except per share amounts)	January 31, 2014	January 31, 2013	January 31, 2014	January 31, 2013
Net revenue:
Product	$287	$402	$516	$629
Service and other	495	482	888	817
Total net revenue	782	884	1,404	1,446
Costs and expenses:
Cost of revenue:
Cost of product revenue	45	40	74	72
Cost of service and other revenue	125	121	233	224
Amortization of acquired technology	6	5	12	9
Selling and marketing	352	351	610	578
Research and development	186	169	362	337
General and administrative	109	107	227	201
Amortization of other acquired intangible assets	5	7	9	14
Total costs and expenses	828	800	1,527	1,435
Operating income (loss) from continuing operations	(46)	84	(123)	11
Interest expense	(8)	(7)	(16)	(15)
Interest and other income, net	—	1	5	3
Income (loss) before income taxes	(54)	78	(134)	(1)
Income tax provision (benefit)	(17)	13	(40)	(12)
Net income (loss) from continuing operations	(37)	65	(94)	11
Net income from discontinued operations	—	6	46	41
Net income (loss)	$(37)	$71	$(48)	$52

Basic net income (loss) per share from continuing operations	$(0.13)	$0.22	$(0.33)	$0.04
Basic net income per share from discontinued operations	—	0.02	0.16	0.14
Basic net income (loss) per share	$(0.13)	$0.24	$(0.17)	$0.18
Shares used in basic per share calculations	284	296	286	296

Diluted net income (loss) per share from continuing operations	$(0.13)	$0.21	$(0.33)	$0.04
Diluted net income per share from discontinued operations	—	0.02	0.16	0.13
Diluted net income (loss) per share	$(0.13)	$0.23	$(0.17)	$0.17
Shares used in diluted per share calculations	284	303	286	302

Dividends declared per common share	$0.19	$0.17	$0.38	$0.34
See accompanying notes.

INTUIT INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Six Months Ended
(In millions)	January 31, 2014	January 31, 2013	January 31, 2014	January 31, 2013

Net income (loss)	$(37)	$71	$(48)	$52
Other comprehensive income (loss), net of income taxes:
Unrealized gains on available-for-sale debt securities	—	—	2	—
Unrealized gains (losses) on available-for-sale equity securities	(3)	—	(4)	3
Foreign currency translation gains (losses)	(6)	—	(8)	1
Total other comprehensive income (loss), net	(9)	—	(10)	4
Comprehensive income (loss)	$(46)	$71	$(58)	$56

See accompanying notes.

INTUIT INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions)	January 31, 2014	July 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$625	$1,009
Investments	706	652
Accounts receivable, net	435	130
Income taxes receivable	223	62
Deferred income taxes	135	166
Prepaid expenses and other current assets	127	98
Current assets of discontinued operations	—	44
Current assets before funds held for customers	2,251	2,161
Funds held for customers	290	235
Total current assets	2,541	2,396
Long-term investments	45	83
Property and equipment, net	573	555
Goodwill	1,295	1,246
Acquired intangible assets, net	158	149
Other assets	106	102
Long-term assets of discontinued operations	—	955
Total assets	$4,718	$5,486
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$225	$137
Accrued compensation and related liabilities	182	218
Deferred revenue	833	495
Other current liabilities	260	156
Current liabilities of discontinued operations	—	39
Current liabilities before customer fund deposits	1,500	1,045
Customer fund deposits	290	235
Total current liabilities	1,790	1,280
Long-term debt	499	499
Other long-term obligations	194	167
Long-term obligations of discontinued operations	—	9
Total liabilities	2,483	1,955
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock and additional paid-in capital	3,376	3,201
Treasury stock, at cost	(6,254)	(4,952)
Accumulated other comprehensive income	10	20
Retained earnings	5,103	5,262
Total stockholders’ equity	2,235	3,531
Total liabilities and stockholders’ equity	$4,718	$5,486

See accompanying notes.

INTUIT INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

(In millions, except shares in thousands)	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders' Equity
Balance at July 31, 2013	299,503	$3,201	$(4,952)	$20	$5,262	$3,531
Comprehensive loss	—	—	—	(10)	(48)	(58)
Issuance of stock under employee stock plans	4,188	33	100	—	—	133
Stock repurchases under stock repurchase programs	(20,178)	—	(1,402)	—	—	(1,402)
Cash dividends declared ($0.38 per share)	—	—	—	—	(111)	(111)
Tax benefit from share-based compensation plans	—	43	—	—	—	43
Share-based compensation expense	—	99	—	—	—	99
Balance at January 31, 2014	283,513	$3,376	$(6,254)	$10	$5,103	$2,235

(In millions, except shares in thousands)	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders' Equity
Balance at July 31, 2012	295,289	$3,018	$(4,911)	$25	$4,612	$2,744
Comprehensive income	—	—	—	4	52	56
Issuance of treasury stock under employee stock plans	4,814	16	125	—	—	141
Stock repurchases under stock repurchase programs	(3,361)	—	(200)	—	—	(200)
Cash dividends declared ($0.34 per share)	—	—	—	—	(101)	(101)
Tax benefit from share-based compensation plans	—	56	—	—	—	56
Share-based compensation expense	—	96	—	—	—	96
Balance at January 31, 2013	296,742	$3,186	$(4,986)	$29	$4,563	$2,792

See accompanying notes.

INTUIT INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
(In millions)	January 31, 2014	January 31, 2013
Cash flows from operating activities:
Net income (loss)	$(48)	$52
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	75	82
Amortization of acquired intangible assets	25	30
Share-based compensation expense	99	96
Pre-tax gain on sale of discontinued operations	(40)	(53)
Deferred income taxes	66	48
Tax benefit from share-based compensation plans	43	56
Excess tax benefit from share-based compensation plans	(43)	(56)
Other	11	9
Total adjustments	236	212
Changes in operating assets and liabilities:
Accounts receivable	(308)	(358)
Income taxes receivable	(161)	(104)
Prepaid expenses and other assets	(29)	(41)
Accounts payable	88	58
Accrued compensation and related liabilities	(49)	(48)
Deferred revenue	326	217
Other liabilities	87	123
Total changes in operating assets and liabilities	(46)	(153)
Net cash provided by operating activities	142	111
Cash flows from investing activities:
Purchases of available-for-sale debt securities	(320)	(210)
Sales of available-for-sale debt securities	145	190
Maturities of available-for-sale debt securities	147	95
Net change in money market funds and other cash equivalents held to satisfy customer fund obligations	(55)	6
Net change in customer fund deposits	55	(6)
Purchases of property and equipment	(93)	(115)
Acquisitions of businesses, net of cash acquired	(66)	(3)
Acquisitions of intangible assets, net of cash acquired	—	(2)
Proceeds from divestiture of businesses	1,025	60
Other	(10)	(17)
Net cash provided by (used) in investing activities	828	(2)
Cash flows from financing activities:
Net proceeds from issuance of stock under employee stock plans	125	141
Purchases of treasury stock	(1,402)	(200)
Cash dividends paid to stockholders	(111)	(101)
Excess tax benefit from share-based compensation plans	43	56
Net cash used in financing activities	(1,345)	(104)
Effect of exchange rates on cash and cash equivalents	(9)	1
Net increase (decrease) in cash and cash equivalents	(384)	6
Cash and cash equivalents at beginning of period	1,009	393
Cash and cash equivalents at end of period	$625	$399

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
These unaudited condensed consolidated financial statements and accompanying notes should be read together with the audited consolidated financial statements in Item 8 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2013. Results for the six months ended January 31, 2014 do not necessarily indicate the results we expect for the fiscal year ending July 31, 2014 or any other future period.
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
Significant Accounting Policies
We describe our significant accounting policies in Note 1 to the financial statements in Item 8 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2013. There have been no changes to our significant accounting policies during the first six months of fiscal 2014.
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

	Three Months Ended		Six Months Ended
(In millions, except per share amounts)	January 31, 2014	January 31, 2013	January 31, 2014	January 31, 2013
Numerator:
Net income (loss) from continuing operations	$(37)	$65	$(94)	$11
Net income from discontinued operations	—	6	46	41
Net income (loss)	$(37)	$71	$(48)	$52

Denominator:
Shares used in basic per share amounts:
Weighted average common shares outstanding	284	296	286	296

Shares used in diluted per share amounts:
Weighted average common shares outstanding	284	296	286	296
Dilutive common equivalent shares from stock options
and restricted stock awards	—	7	—	6
Dilutive weighted average common shares outstanding	284	303	286	302

Basic and diluted net income (loss) per share:
Basic net income (loss) per share from continuing operations	$(0.13)	$0.22	$(0.33)	$0.04
Basic net income per share from discontinued operations	—	0.02	0.16	0.14
Basic net income (loss) per share	$(0.13)	$0.24	$(0.17)	$0.18

Diluted net income (loss) per share from continuing operations	$(0.13)	$0.21	$(0.33)	$0.04
Diluted net income per share from discontinued operations	—	0.02	0.16	0.13
Diluted net income (loss) per share	$(0.13)	$0.23	$(0.17)	$0.17

Shares excluded from computation of diluted net income (loss) per share:
Weighted average stock options and restricted stock units that would have been included in the computation of dilutive common equivalent shares outstanding if net income had been reported in the period	19	—	17	—

Weighted average stock options and restricted stock units excluded from computation due to anti-dilutive effect	—	3	3	3
Concentration of Credit Risk and Significant Customers
No customer accounted for 10% or more of total net revenue in the three or six months ended January 31, 2014 or January 31, 2013. Due to the seasonality of our small business, consumer tax and personal finance offerings, one retail customer accounted for 19% of gross accounts receivable at January 31, 2014. No customer accounted for 10% or more of gross accounts receivable at July 31, 2013.

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

	January 31, 2014				July 31, 2013
(In millions)	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Cash equivalents, primarily money market funds	$402	$—	$—	$402	$917	$—	$—	$917
Available-for-sale debt securities:
Municipal bonds	—	517	—	517	—	489	—	489
Corporate notes	—	265	—	265	—	269	—	269
U.S. agency securities	—	71	—	71	—	69	—	69
Municipal auction rate securities	—	—	28	28	—	—	33	33
Available-for-sale corporate equity securities	28	—	—	28	33	—	—	33
Total available-for-sale securities	28	853	28	909	33	827	33	893
Total assets measured at fair value on a recurring basis	$430	$853	$28	$1,311	$950	$827	$33	$1,810
Liabilities:
Senior notes (1)	$—	$560	$—	$560	$—	$560	$—	$560
______________________________

(1)	Carrying value on our balance sheet at January 31, 2014 was $499 million and at July 31, 2013 was $499 million. See Note 6.

The following table summarizes our cash equivalents and available-for-sale debt and equity securities by balance sheet classification and level in the fair value hierarchy at the dates indicated.

	January 31, 2014				July 31, 2013
(In millions)	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents:
In cash and cash equivalents	$287	$—	$—	$287	$857	$—	$—	$857
In funds held for customers	115	—	—	115	60	—	—	60
Total cash equivalents	$402	$—	$—	$402	$917	$—	$—	$917
Available-for-sale securities:
In investments	$28	$678	$—	$706	$—	$652	$—	$652
In funds held for customers	—	175	—	175	—	175	—	175
In long-term investments	—	—	28	28	33	—	33	66
Total available-for-sale securities	$28	$853	$28	$909	$33	$827	$33	$893
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
Financial assets whose fair values we measure using significant unobservable (Level 3) inputs consist of municipal auction rate securities that are no longer liquid. We estimate the fair values of these auction rate securities using a discounted cash flow model. During the first six months of fiscal 2014 we redeemed $5 million of these securities at par, leaving a remaining balance of $28 million at January 31, 2014. We continued to classify them as long-term investments based on the maturities of the underlying securities at that date. We do not intend to sell our municipal auction rate securities and it is not more likely than not that we will be required to sell them before recovery at par, which may be at maturity.
There were no transfers between Level 1, Level 2, and Level 3 of the fair value hierarchy during the six months ended January 31, 2014.

3.	Cash and Cash Equivalents, Investments and Funds Held for Customers
We consider highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. Cash equivalents consist primarily of AAA-rated money market funds in all periods presented. Investments at January 31, 2014 consist of available-for-sale investment-grade debt securities that we carry at fair value and an available-for-sale corporate equity investment that we carry at fair value. Funds held for customers consist of cash and cash equivalents and investment grade available-for-sale debt securities in all periods presented. Long-term investments at January 31, 2014 consist primarily of municipal auction rate securities. See Note 2, “Fair Value Measurements,” for more information. Except for direct obligations of the United States government, securities issued by agencies of the United States government, and money market funds, we diversify our investments in debt securities by limiting our holdings with any individual issuer.

The following table summarizes our cash and cash equivalents, investments, and funds held for customers by balance sheet classification at the dates indicated.

	January 31, 2014		July 31, 2013
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Classification on balance sheets:
Cash and cash equivalents	$625	$625	$1,009	$1,009
Investments	682	706	653	652
Funds held for customers	290	290	235	235
Long-term investments	45	45	54	83
Total cash and cash equivalents, investments, and funds held for customers	$1,642	$1,666	$1,951	$1,979
The following table summarizes our cash and cash equivalents, investments, and funds held for customers by investment category at the dates indicated. See Note 2, “Fair Value Measurements,” for more information on our municipal auction rate securities.

	January 31, 2014		July 31, 2013
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Type of issue:
Total cash and cash equivalents	$740	$740	$1,069	$1,069
Available-for-sale debt securities:
Municipal bonds	516	517	489	489
Corporate notes	265	265	269	269
U.S. agency securities	71	71	69	69
Municipal auction rate securities	28	28	33	33
Total available-for-sale debt securities	880	881	860	860
Available-for-sale corporate equity securities	5	28	5	33
Other long-term investments	17	17	17	17
Total cash and cash equivalents, investments, and funds held for customers	$1,642	$1,666	$1,951	$1,979
We use the specific identification method to compute gains and losses on investments. We include realized gains and losses on our available-for-sale debt securities in interest and other income, net in our statements of operations. Gross realized gains and losses on our available-for-sale debt securities for the six months ended January 31, 2014 and January 31, 2013 were not significant.
We accumulate unrealized gains and losses on our available-for-sale debt and equity securities, net of income taxes, in accumulated other comprehensive income in the stockholders’ equity section of our balance sheets. Gross unrealized gains and losses on our available-for-sale debt securities at January 31, 2014 and July 31, 2013 were not significant. The cumulative gross unrealized gain on our available-for-sale corporate equity security was approximately $23 million at January 31, 2014.
We periodically review our investment portfolios to determine if any investment is other-than-temporarily impaired due to changes in credit risk or other potential valuation concerns. We believe that the investments we held at January 31, 2014 were not other-than-temporarily impaired. Unrealized losses on available-for-sale debt securities at January 31, 2014 were not significant and were due to changes in interest rates, including market credit spreads, and not due to increased credit risks associated with specific securities. We do not intend to sell these investments and it is not more likely than not that we will be required to sell them before recovery at par, which may be at maturity.

The following table summarizes our available-for-sale debt securities classified by the stated maturity date of the security at the dates indicated.

	January 31, 2014		July 31, 2013
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$278	$278	$234	$235
Due within two years	311	311	245	245
Due within three years	147	148	211	210
Due after three years	144	144	170	170
Total available-for-sale debt securities	$880	$881	$860	$860
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
We classified our IFS business as discontinued operations and have therefore segregated its operating results from continuing operations in our statements of operations for all periods presented. Revenue for IFS during the three and six months ended January 31, 2013 was $80 million and $160 million. Income before income taxes for IFS during the three and six months ended January 31, 2013 was $15 million and $26 million. We have also segregated the net assets of IFS from continuing operations on our balance sheet at July 31, 2013. Because operating cash flows from the IFS business were not material for any period presented, we have not segregated them from continuing operations on our statements of cash flows.
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
Unsecured Revolving Credit Facility
On February 17, 2012 we entered into an agreement with certain institutional lenders for a $500 million unsecured revolving credit facility that will expire on February 17, 2017. Advances under the credit facility will accrue interest at rates that are equal to, at our election, either JP Morgan's alternate base rate plus a margin that ranges from 0.0% to 0.5% or London Interbank Offered Rate (LIBOR) plus a margin that ranges from 0.9% to 1.5%. Actual margins under either election will be based on our senior debt credit ratings. The agreement includes customary affirmative and negative covenants, including financial covenants that require us to maintain a ratio of total debt to annual earnings before interest, taxes, depreciation and amortization (EBITDA) of not greater than 3.25 to 1.00 as of any date and a ratio of annual EBITDA to interest payable of not less than 3.00 to 1.00 as of the last day of each fiscal quarter. We remained in compliance with these covenants at all times during the quarter ended January 31, 2014. We may use amounts borrowed under this credit facility for general corporate purposes, including future acquisitions. To date we have not borrowed under this credit facility.
Other Current Liabilities
Other current liabilities were as follows at the dates indicated:

(In millions)	January 31, 2014	July 31, 2013
Reserve for product returns	$71	$20
Reserve for rebates	62	15
Current portion of license fee payable	10	10
Current portion of deferred rent	7	8
Interest payable	10	10
Executive deferred compensation plan liabilities	68	64
Other	32	29
Total other current liabilities	$260	$156
The balances of several of our other current liabilities, particularly our reserves for product returns and rebates, are affected by the seasonality of our business. See Note 1, “Description of Business and Summary of Significant Accounting Policies – Seasonality,” for more information.

6.	Long-Term Obligations
Long-Term Debt
On March 12, 2007 we issued $500 million of 5.75% senior unsecured notes due on March 15, 2017 (the Notes). We carried the Notes at face value less the unamortized discount in long-term debt on our balance sheets at January 31, 2014 and July 31, 2013. The Notes are redeemable by Intuit at any time, subject to a make-whole premium, and include covenants that limit our ability to grant liens on our facilities and to enter into sale and leaseback transactions, subject to significant allowances. We paid $14 million in cash for interest on the Notes during the six months ended January 31, 2014 and $14 million in cash for interest on the Notes during the six months ended January 31, 2013.

Other Long-Term Obligations
Other long-term obligations were as follows at the dates indicated:

(In millions)	January 31, 2014	July 31, 2013
Total deferred rent	$55	$55
Total license fee payable	50	48
Long-term income tax liabilities	39	38
Long-term deferred revenue	16	32
Long-term deferred income tax liabilities	44	6
Other	8	7
Total long-term obligations	212	186
Less current portion (included in other current liabilities)	(18)	(19)
Long-term obligations due after one year	$194	$167

7.	Income Taxes
Effective Tax Rate
We compute our provision for or benefit from income taxes by applying the estimated annual effective tax rate to income or loss from recurring operations and adding the effects of any discrete income tax items specific to the period.
Our effective tax rates for the three and six months ended January 31, 2014 were approximately 31% and 30%. Excluding discrete tax items primarily related to share-based compensation, our effective tax rates for those periods were approximately 34% and did not differ significantly from the federal statutory rate of 35%. The benefits we received from the domestic production activities deduction and the federal research and experimentation credit were substantially offset by state income taxes in both periods.
In January 2013 the American Taxpayer Relief Act of 2012 was signed into law. The Act included a reinstatement of the federal research and experimentation credit through December 31, 2013 that was retroactive to January 1, 2012. We recorded a discrete tax benefit for the retroactive effect during the three months ended January 31, 2013. As of January 31, 2014, the federal research and experimentation credit had not been reinstated.
Our effective tax rate for the three months ended January 31, 2013 was approximately 17% and we recorded a $12 million tax benefit on a pretax loss of $1 million for the six months ended January 31, 2013. Excluding discrete tax items primarily related to the reinstatement of the federal research and experimentation credit, our effective tax rates for the three and six months ended January 31, 2013 did not differ significantly from the federal statutory rate of 35%. The benefits we received from the domestic production activities deduction and the federal research and experimentation credit were substantially offset by state income taxes in both periods.
Unrecognized Tax Benefits and Other Considerations
The total amount of our unrecognized tax benefits at July 31, 2013 was $39 million. Net of related deferred tax assets, unrecognized tax benefits were $27 million at that date. If we were to recognize these net benefits, our income tax expense would reflect a favorable net impact of $27 million. There were no material changes to these amounts during the six months ended January 31, 2014. We do not believe that it is reasonably possible that there will be a significant increase or decrease in our unrecognized tax benefits over the next 12 months.

8.	Stockholders’ Equity
Stock Repurchase Programs and Treasury Shares
Intuit’s Board of Directors has authorized a series of common stock repurchase programs. Shares of common stock repurchased under these programs become treasury shares. We repurchased 20.2 million shares for $1.4 billion under these programs during the six months ended January 31, 2014 and 3.4 million shares for $200 million under these programs during the six months ended January 31, 2013. At January 31, 2014, we had authorization from our Board of Directors to expend up to an additional $2.0 billion for stock repurchases through August 19, 2017. Future stock repurchases under the current program are at the discretion of management, and authorization of future stock repurchase programs is subject to the final determination of our Board of Directors.
To facilitate our stock repurchase program, from time to time we repurchase shares in the open market. On August 23, 2013 we entered into an accelerated share repurchase (ASR) agreement with a large financial institution to repurchase $1.4 billion of Intuit's common stock on an accelerated basis. On August 23, 2013 we paid $1.4 billion to the financial institution and received an initial delivery of 17.6 million shares of Intuit common stock. On December 23, 2013 we received a final delivery of 2.6 million shares of Intuit common stock. We treated the ASR as a forward contract indexed to our own common stock. The forward contract met all of the applicable criteria for equity classification, so we did not account for it as a derivative instrument. We have reflected the shares delivered to us by the financial institution as treasury shares as of the date they were physically delivered in computing weighted average shares outstanding for both basic and diluted net loss per share. The repurchased shares did not have a material impact on our net loss per share calculations for the three or six months ended January 31, 2014.
Our treasury shares are repurchased at the market price on the trade date; accordingly, all amounts paid to reacquire these shares have been recorded as treasury stock on our balance sheets. Repurchased shares of our common stock are held as treasury shares until they are reissued or retired. When we reissue treasury stock, if the proceeds from the sale are more than the average price we paid to acquire the shares we record an increase in additional paid-in capital. Conversely, if the proceeds from the sale are less than the average price we paid to acquire the shares, we record a decrease in additional paid-in capital to the extent of increases previously recorded for similar transactions and a decrease in retained earnings for any remaining amount.
In the past we have satisfied option exercises and restricted stock unit vesting under our employee equity incentive plans by reissuing treasury shares, and we may do so again in the future. During the second quarter of fiscal 2014 we began issuing new shares of common stock to satisfy option exercises and RSU vesting under our 2005 Equity Incentive Plan. We have not yet determined the ultimate disposition of the shares that we have repurchased in the past, and consequently we continue to hold them as treasury shares.
Dividends on Common Stock
During the six months ended January 31, 2014 we declared and paid quarterly cash dividends that totaled $0.38 per share of outstanding common stock or $111 million. In February 2014 our Board of Directors declared a quarterly cash dividend of $0.19 per share of outstanding common stock payable on April 18, 2014 to stockholders of record at the close of business on April 10, 2014. Future declarations of dividends and the establishment of future record dates and payment dates are subject to the final determination of our Board of Directors.
Share-Based Compensation Expense
The following table summarizes the total share-based compensation expense that we recorded in operating income (loss) from continuing operations for the periods shown.

	Three Months Ended		Six Months Ended
(In millions, except per share amounts)	January 31, 2014	January 31, 2013	January 31, 2014	January 31, 2013
Cost of revenue	$2	$1	$4	$3
Selling and marketing	16	16	31	32
Research and development	16	13	30	26
General and administrative	18	14	34	29
Total share-based compensation expense	52	44	99	90
Income tax benefit	(16)	(15)	(32)	(30)
Decrease in net income or increase in net loss from continuing operations	$36	$29	$67	$60
Decrease in net income or increase in net loss per share:
Basic	$0.13	$0.10	$0.23	$0.20
Diluted	$0.13	$0.10	$0.23	$0.20

The table above excludes share-based compensation expense for our discontinued operations, which totaled approximately $3 million and $6 million for the three and six months ended January 31, 2013. Because we have not reclassified our statements of cash flows to segregate discontinued operations, the $6 million in share-based compensation for discontinued operations is included in share-based compensation expense on our statement of cash flows for the six months ended January 31, 2013.

Share-Based Awards Available for Grant
A summary of share-based awards available for grant under our 2005 Equity Incentive Plan for the six months ended January 31, 2014 was as follows:

(Shares in thousands)	Shares Available for Grant
Balance at July 31, 2013	12,120
Additional shares authorized	19,000
Options granted	(28)
Restricted stock units granted (1)	(1,436)
Share-based awards canceled/forfeited/expired (1)(2)	2,986
Balance at January 31, 2014	32,642
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

Stock Option Activity and Related Share-Based Compensation Expense
A summary of stock option activity for the six months ended January 31, 2014 was as follows:

	Options Outstanding
(Shares in thousands)	Number of Shares	Weighted Average Exercise Price Per Share
Balance at July 31, 2013	14,206	$43.77
Options assumed and converted in connection with acquisitions	17	13.61
Options granted	28	66.00
Options exercised	(3,064)	38.12
Options canceled or expired	(447)	52.77
Balance at January 31, 2014	10,740	$45.02

Exercisable at January 31, 2014	6,395	$36.38

At January 31, 2014, there was approximately $42 million of unrecognized compensation cost related to non-vested stock options that we expect to recognize as expense in the future. We will adjust unrecognized compensation cost for future changes in estimated forfeitures. We expect to recognize that cost over a weighted average vesting period of 2.0 years.

Restricted Stock Unit Activity and Related Share-Based Compensation Expense
A summary of restricted stock unit activity for the six months ended January 31, 2014 was as follows:

	Restricted Stock Units
(Shares in thousands)	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at July 31, 2013	9,184	$55.23
Granted	624	69.82
Restricted stock units assumed or granted in connection with acquisitions	656	69.48
Vested	(784)	48.25
Forfeited	(1,161)	63.65
Nonvested at January 31, 2014	8,519	$56.89

At January 31, 2014, there was approximately $289 million of unrecognized compensation cost related to non-vested RSUs that we expect to recognize as expense in the future. We will adjust unrecognized compensation cost for future changes in estimated forfeitures. We expect to recognize that cost over a weighted average vesting period of 2.2 years.

9.	Litigation
On January 13, 2012, two putative class actions were filed against Intuit Inc. in connection with our TurboTax income tax preparation software: Smith v. Intuit Inc. (U.S. District Court, Northern District of California) and Quildon v. Intuit Inc. (California Superior Court, Santa Clara County). The plaintiffs in both cases had asserted that the fees charged for the refund processing service offered within TurboTax are “refund anticipation loans” and the disclosures about those fees do not comply with California and federal laws. The Smith case was brought in federal court on behalf of a proposed nationwide class and subclasses; the Quildon case was brought in state court on behalf of a proposed California class and subclasses. In January 2013, for the purposes of settlement and without any admission of wrongdoing or liability, Intuit reached an agreement in principle to resolve all claims raised in the Smith and Quildon matters for an amount that is not material to our consolidated financial statements. We accrued that amount in the second quarter of fiscal 2013. In October 2013, the U.S. District Court granted final approval to the settlement of the Smith case. An objector lodged a notice of appeal of that order to the U.S. Court of Appeals for the Ninth Circuit. In January 2014, that appeal was dismissed and the Smith case was resolved. The parties have agreed to seek dismissal of the Quildon case. We currently believe that the likelihood of a material change to the proposed settlement amount is remote.
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

•
Our Accountant and Advisor product line includes QuickBooks Accountant, QuickBooks Accountant Plus, and QuickBooks Online Accountant as well as the QuickBooks ProAdvisor Program and Cloud ProAdvisor Program, all of which are intended for the accounting professionals who serve small businesses.

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

	Three Months Ended		Six Months Ended
(In millions)	January 31, 2014	January 31, 2013	January 31, 2014	January 31, 2013
Net revenue:
Small Business segment:
Small Business Financial Solutions	$340	$323	$656	$614
Small Business Management Solutions	202	175	391	339
Accountant and Advisor	18	20	33	34
Total Small Business segment revenue	560	518	1,080	987

Consumer segment:
Consumer Tax	138	216	180	254
Consumer Ecosystem	49	43	84	77
Total Consumer segment revenue	187	259	264	331

Professional Tax segment revenue	35	107	60	128
Total net revenue	$782	$884	$1,404	$1,446

Operating income (loss) from continuing operations:
Small Business segment	$197	$190	$387	$355
Consumer segment	(3)	38	(27)	21
Professional Tax segment	(9)	66	(18)	55
Total segment operating income	185	294	342	431
Unallocated corporate items:
Share-based compensation expense	(52)	(44)	(99)	(90)
Other common expenses	(168)	(154)	(345)	(307)
Amortization of acquired technology	(6)	(5)	(12)	(9)
Amortization of other acquired intangible assets	(5)	(7)	(9)	(14)
Total unallocated corporate items	(231)	(210)	(465)	(420)
Total operating income (loss) from continuing operations	$(46)	$84	$(123)	$11

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

•
Our Accountant and Advisor product line includes QuickBooks Accountant, QuickBooks Accountant Plus, and QuickBooks Online Accountant as well as the QuickBooks ProAdvisor Program and Cloud ProAdvisor Program, all of which are intended for the accounting professionals who serve small businesses.

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
Due to federal budget issues during calendar 2013, the Internal Revenue Service announced that it would accept no 2013 federal income tax returns before January 31, 2014, the last day of our second fiscal quarter. This timing was similar to last year, when the IRS began accepting 2012 federal income tax returns on January 30, 2013. We believe that some consumers delayed purchasing tax software and filing their federal returns in fiscal 2013 as a result of the IRS announcement, and we expect a similar delay in fiscal 2014. Like last year, we expect that this delay will shift some revenue for our Consumer Tax offerings from the second quarter of fiscal 2014 to the third quarter of fiscal 2014.
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
Total net revenue for the first six months of fiscal 2014 was $1.4 billion, a decrease of 3% compared with the same period of fiscal 2013. Revenue in our Small Business segment grew 9% compared with the same period a year ago due to growth in connected services offerings such as QuickBooks Online and QuickBooks Enterprise Solutions, payment processing services for QuickBooks merchants, and online payroll services. Revenue in our Consumer segment decreased 20% in the first six months of fiscal 2014. We deferred recognizing approximately $84 million in Consumer Tax revenue from the second quarter of fiscal 2014 to the third quarter of fiscal 2014 as a result of processing delays and changes in our TurboTax product offerings for the 2013 tax year that affected the timing of revenue recognition. Revenue in our Professional Tax segment was down 53% in the first six months of fiscal 2014 because we delivered certain software functionality in our Professional Tax offerings in the third quarter of fiscal 2014.
We recorded an operating loss from continuing operations of $123 million for the first six months of fiscal 2014, primarily due to the deferrals of Consumer Tax and Professional Tax revenue described above. We recorded operating income of $11 million for the same period of fiscal 2013. In the first quarter of fiscal 2014 we accelerated some spending for our customer data strategy and small business marketing to drive growth during the rest of fiscal 2014. As a result, expenses grew slightly faster than revenue in that quarter. Expenses for staffing and share-based compensation were also higher in the first six months of fiscal 2014 compared with the same period of fiscal 2013.
We recorded a net loss from continuing operations of $94 million for the first six months of fiscal 2014, primarily due to the operating loss from continuing operations for the period. We recorded net income from continuing operations of $11 million for the same period of fiscal 2013. Basic and diluted net loss per share from continuing operations for the first six months of fiscal

2014 was $0.33, compared with diluted net income per share from continuing operations of $0.04 for the same period of fiscal 2013.
We ended the first six months of fiscal 2014 with cash, cash equivalents and investments totaling $1.3 billion. During the first six months of fiscal 2014 we generated $1.0 billion in cash from the sale of our Intuit Financial Services business and used $1.4 billion in cash for the repurchase of shares of our common stock under our stock repurchase programs. During the same period we also generated cash from operations and the issuance of common stock under employee stock plans and used cash for the payment of cash dividends and capital expenditures. At January 31, 2014, we had authorization from our Board of Directors to expend up to an additional $2.0 billion for stock repurchases through August 19, 2017.

Critical Accounting Policies and Estimates
In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant impact on our net revenue, operating income or loss, and net income or loss, as well as on the value of certain assets and liabilities on our balance sheet. We believe that the estimates, assumptions and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2013 have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. We believe that there were no significant changes in those critical accounting policies and estimates during the first six months of fiscal 2014. Senior management has reviewed the development and selection of our critical accounting policies and estimates and their disclosure in this Quarterly Report on Form 10-Q with the Audit and Risk Committee of our Board of Directors.

Results of Operations
Financial Overview

(Dollars in millions, except per share amounts)	Q2 FY14	Q2 FY13	$ Change	% Change	YTD Q2 FY14	YTD Q2 FY13	$ Change	% Change
Total net revenue	$782	$884	$(102)	(12)%	$1,404	$1,446	$(42)	(3)%
Operating income (loss) from continuing operations	(46)	84	(130)	NM	(123)	11	(134)	NM
Net income (loss) from continuing operations	(37)	65	(102)	NM	(94)	11	(105)	NM
Diluted net income (loss) per share from continuing operations	$(0.13)	$0.21	$(0.34)	NM	$(0.33)	$0.04	$(0.37)	NM
NM = Not meaningful.
Current Fiscal Quarter
Total net revenue decreased $102 million or 12% in the second quarter of fiscal 2014 compared with the same quarter of fiscal 2013. Revenue in our Small Business segment grew 8%. Within the Small Business segment, revenue from our Small Business Financial Solutions product line increased 5% due to continuing growth in QuickBooks hosted and desktop subscription offerings that was partially offset by lower QuickBooks desktop license revenue and flat revenue in our payments business. Revenue from our Small Business Management Solutions product line increased 16% due to online payroll customer growth, price increases for desktop payroll customers, and growth in Demandforce revenue. Revenue in our Consumer segment decreased 28% in the second quarter of fiscal 2014. We deferred recognizing approximately $84 million in Consumer Tax revenue from the second quarter of fiscal 2014 to the third quarter of fiscal 2014 as a result of processing delays and changes in our TurboTax product offerings for the 2013 tax year that affected the timing of revenue recognition. Revenue in our Professional Tax segment was down 67% in the second quarter of fiscal 2014 because we delivered certain software functionality in our Professional Tax offerings in the third quarter of fiscal 2014. See “Business Segment Results” later in this Item 2 for more information about the results for all of our business segments.
We recorded an operating loss from continuing operations of $46 million for the second quarter of fiscal 2014, primarily due to the deferrals of Consumer Tax and Professional Tax revenue described above. We recorded operating income from continuing operations of $84 million for the second quarter of fiscal 2013. Expenses for staffing and share-based compensation were also higher in the fiscal 2014 quarter. See “Operating Expenses” later in this Item 2 for more information.
We recorded a net loss from continuing operations of $37 million for the second quarter of fiscal 2014, primarily due to the operating loss from continuing operations for the quarter. We recorded net income from continuing operations of $65 million for the same quarter of fiscal 2013. Basic and diluted net loss per share from continuing operations for the second quarter of fiscal 2014 was $0.13, compared with diluted net income per share from continuing operations of $0.21 for the same quarter of fiscal 2013.
Fiscal Year to Date
Total net revenue for the first six months of fiscal 2014 decreased $42 million or 3% compared with the same period of fiscal 2013. Revenue in our Small Business segment grew 9%. Within the Small Business segment, revenue from our Small Business Financial Solutions product line increased 7% due to continuing growth in QuickBooks hosted and desktop subscription offerings that was partially offset by lower QuickBooks desktop license revenue and 4% revenue growth in our payments business. Revenue from our Small Business Management Solutions product line increased 16% due to online payroll customer growth, price increases for desktop payroll customers, and growth in Demandforce revenue. Revenue in our Consumer segment decreased 20% in the first six months of fiscal 2014. We deferred recognizing approximately $84 million in Consumer Tax revenue from the second quarter of fiscal 2014 to the third quarter of fiscal 2014 as a result of processing delays and changes in our TurboTax product offerings for the 2013 tax year that affected the timing of revenue recognition. Revenue in our Professional Tax segment was down 53% in the first six months of fiscal 2014 because we delivered certain software functionality in our Professional Tax offerings in the third quarter of fiscal 2014. See “Business Segment Results” later in this Item 2 for more information about the results for all of our business segments.
We recorded an operating loss from continuing operations of $123 million for the first six months of fiscal 2014, primarily due to the deferrals of Consumer Tax and Professional Tax revenue described above. We recorded operating income of $11 million for the same period of fiscal 2013. In the first quarter of fiscal 2014 we accelerated some spending for our customer data strategy and small business marketing to drive growth during the rest of fiscal 2014. As a result, expenses grew slightly faster than revenue in that quarter. Expenses for staffing and share-based compensation were also higher in the first six months of fiscal 2014 compared with the same period of fiscal 2013. See “Operating Expenses” later in this Item 2 for more information.
We recorded a net loss from continuing operations of $94 million for the first six months of fiscal 2014, primarily due to the operating loss from continuing operations for the period. We recorded net income from continuing operations of $11 million for the same period of fiscal 2013. Basic and diluted net loss per share from continuing operations for the first six months of fiscal 2014 was $0.33, compared with diluted net income per share from continuing operations of $0.04 for the same period of fiscal 2013.
Business Segment Results
The information below is organized in accordance with our three reportable business segments. See “Executive Overview – About Intuit” earlier in this Item 2 and Note 10 to the financial statements in Part I, Item 1 of this Quarterly Report for more information. All of our business segments operate primarily in the United States and sell primarily to customers in the United States. International total net revenue was approximately 5% of consolidated total net revenue for all periods presented.
Segment operating income or loss is segment net revenue less segment cost of revenue and operating expenses. See “Executive Overview – Industry Trends and Seasonality” earlier in this Item 2 for a description of the seasonality of our business. Segment expenses do not include certain costs, such as corporate selling and marketing, product development, and general and administrative expenses and share-based compensation expenses, which are not allocated to specific segments. These unallocated costs totaled $444 million in the first six months of fiscal 2014 and $397 million in the first six months of fiscal 2013. Unallocated costs increased in the fiscal 2014 period due to increases in corporate product development and selling and marketing expenses in support of the growth of our businesses. Segment expenses also do not include amortization of acquired technology, amortization of other acquired intangible assets, and goodwill and intangible asset impairment charges. See Note 10 to the financial statements in Part I, Item 1 of this Quarterly Report for reconciliations of total segment operating income or loss to consolidated operating income or loss for each fiscal period presented.
We calculate revenue growth rates and segment operating margin figures using dollars in thousands. Those results may vary from figures calculated using the dollars in millions presented below.

Small Business

(Dollars in millions)	Q2 FY14	Q2 FY13	% Change	YTD Q2 FY14	YTD Q2 FY13	% Change
Product revenue	$221	$220	—%	$413	$407	1%
Service and other revenue	339	298	14%	667	580	15%
Total segment revenue	$560	$518	8%	$1,080	$987	9%
% of total revenue	72%	59%		77%	68%

Segment operating income	$197	$190	4%	$387	$355	9%
% of related revenue	35%	37%		36%	36%
Our Small Business segment includes our Small Business Financial Solutions (SBFS), Small Business Management Solutions (SBMS), and Accountant and Advisor product lines. Service and other revenue in our Small Business segment is derived primarily from QuickBooks Online, our hosted financial and business management offering; QuickBooks Pro Plus and QuickBooks Premier Plus, our subscription offerings; QuickBooks technical support plans; payment processing services for small businesses; small business payroll services, including Quickbooks Online Payroll, QuickBooks Assisted Payroll, Intuit Online Payroll, and Intuit Full Service Payroll; Demandforce; and QuickBase. Product revenue in our Small Business segment is derived primarily from QuickBooks desktop software products, including QuickBooks Pro, QuickBooks Premier, QuickBooks Accountant, and QuickBooks Enterprise Solutions; financial supplies; QuickBooks Basic Payroll and QuickBooks Enhanced Payroll; QuickBooks Point of Sale solutions; and ProAdvisor Program subscriptions for the accounting professionals who serve small businesses.
As part of our connected services strategy, over the past several quarters we have been focusing Small Business resources on the enhancement and marketing of our QuickBooks Online and QuickBooks desktop subscription offerings. As a result, QuickBooks desktop license units and revenue have been declining as more customers choose our hosted and subscription offerings and we expect this trend to continue. In our payments business we have recently begun focusing resources on core offerings for QuickBooks merchants in support of our small business ecosystem approach. Over the next few quarters we anticipate declining revenue for certain non-QuickBooks payments offerings that may slow overall revenue growth in our payments business.
Small Business segment total net revenue increased $42 million or 8% in the second quarter of fiscal 2014 and increased $93 million or 9% in the first six months of fiscal 2014 compared with the same periods of fiscal 2013. Within the Small Business segment, revenue from our SBFS product line increased 5% for the second quarter and 7% for the first six months of fiscal 2014. Total QuickBooks software revenue grew 12% in the second quarter and first six months of fiscal 2014. Customer acquisition in our online QuickBooks ecosystem continued to drive total QuickBooks software revenue growth in both periods. QuickBooks Online customers grew 30%, QuickBooks desktop subscribers grew 19%, and QuickBooks Enterprise Solutions customers grew 20%. Revenue from QuickBooks desktop software licenses declined 5% on 9% lower unit sales in the second quarter and declined 7% on 7% lower unit sales in the first six months of fiscal 2014. Total revenue in our payments business was flat for the second quarter of fiscal 2014 and was 4% higher for the first six months of fiscal 2014. Growth in QuickBooks merchant revenue was offset by declines in certain non-core payments offerings in the second quarter of fiscal 2014. Total card transaction volume was 3% higher in the first six months of fiscal 2014 compared with the same period of fiscal 2013.
Revenue from our SBMS product line increased 16% in the second quarter and first six months of fiscal 2014 compared with the same periods of fiscal 2013 due to 20% online payroll customer growth and price increases for desktop payroll customers. SBMS revenue also increased due to higher Demandforce revenue in both fiscal 2014 periods, with 34% revenue growth for the first six months of fiscal 2014 that was driven by 33% growth in the subscriber base.
Small Business segment operating income as a percentage of related revenue decreased slightly in the second quarter of fiscal 2014 and was flat for the first six months of fiscal 2014 compared with the same periods of fiscal 2013. The increase in segment revenue for the first six months of fiscal 2014 was partially offset by $36 million in higher staffing expenses due to an increase in headcount and a $23 million increase in advertising and other marketing program expenses.

Consumer

(Dollars in millions)	Q2 FY14	Q2 FY13	% Change	YTD Q2 FY14	YTD Q2 FY13	% Change
Product revenue	$33	$78	(58)%	$52	$101	(49)%
Service and other revenue	154	181	(15)%	212	230	(8)%
Total segment revenue	$187	$259	(28)%	$264	$331	(20)%
% of total revenue	24%	29%		19%	23%

Segment operating income (loss)	$(3)	$38	(109)%	$(27)	$21	(234)%
% of related revenue	(2)%	15%		(11)%	6%
Our Consumer segment includes our Consumer Tax and Consumer Ecosystem product lines. Consumer Tax service and other revenue is derived primarily from TurboTax Online hosted tax return preparation services and electronic tax filing services. Consumer Tax product revenue is derived primarily from TurboTax desktop tax return preparation software. Consumer Ecosystem product revenue is derived primarily from Quicken desktop personal finance software products. Consumer Ecosystem service and other revenue is derived primarily from fees for consumer online transactions as well as from online lead generation fees from our Mint personal finance offerings. Due to the seasonal nature of our Consumer Tax business, we will not have substantially complete results for the 2013 tax season until the third quarter of fiscal 2014.
Within the Consumer segment, revenue for our Consumer Tax product line decreased 29% in the first six months of fiscal 2014 compared with the same period of fiscal 2013. As discussed in “Executive Overview – Industry Trends and Seasonality” above, the Internal Revenue Service did not begin accepting 2013 federal income tax returns until January 31, 2014, the last day of our second fiscal quarter. We deferred recognizing approximately $40 million in Consumer Tax revenue from the second quarter of fiscal 2014 to the third quarter of fiscal 2014 because we were unable to process all of the state income tax returns we received during the second quarter on the last day of that quarter. In addition, we deferred recognizing approximately $44 million in Consumer Tax revenue from the second quarter of fiscal 2014 to the third quarter of fiscal 2014 as a result of changes in our TurboTax product offerings for the 2013 tax year that affected the timing of the recognition of the related revenue.
Revenue for our Consumer Ecosystem product line grew 9% in the first six months of fiscal 2014 compared with the same period of fiscal 2013 on higher Quicken unit sales.
We recorded an operating loss in our Consumer segment for the first six months of fiscal 2014 due to the revenue deferrals described above. In response to the delay in the IRS' acceptance of 2013 federal income tax returns described above, we delayed some spending for advertising and other marketing programs until the third quarter of fiscal 2014.
Professional Tax

(Dollars in millions)	Q2 FY14	Q2 FY13	% Change	YTD Q2 FY14	YTD Q2 FY13	% Change
Product revenue	$33	$104	(68)%	$51	$121	(58)%
Service and other revenue	2	3	(23)%	9	7	37%
Total segment revenue	$35	$107	(67)%	$60	$128	(53)%
% of total revenue	4%	12%		4%	9%

Segment operating income (loss)	$(9)	$66	(113)%	$(18)	$55	(132)%
% of related revenue	(25)%	61%		(29)%	42%
Professional Tax segment product revenue is derived primarily from ProSeries and Lacerte professional tax preparation software products. Professional Tax segment service and other revenue is derived primarily from Intuit Tax Online tax return preparation services, electronic tax filing services, bank product transmission services, and training services. Due to the seasonal nature of our Professional Tax business, we will not have substantially complete results for the 2013 tax season until the third quarter of fiscal 2014.
Professional Tax total net revenue decreased $68 million or 53% in the first six months of fiscal 2014 compared with the same period of fiscal 2013 because we delivered certain software functionality in our Professional Tax offerings in the third quarter of fiscal 2014. We recorded an operating loss in our Professional Tax segment in the first six months of fiscal 2014 as a result of this revenue decrease.
Cost of Revenue

(Dollars in millions)	Q2 FY14	% of Related Revenue	Q2 FY13	% of Related Revenue	YTD Q2 FY14	% of Related Revenue	YTD Q2 FY13	% of Related Revenue
Cost of product revenue	$45	16%	$40	10%	$74	14%	$72	11%
Cost of service and other revenue	125	25%	121	25%	233	26%	224	27%
Amortization of acquired technology	6	n/a	5	n/a	12	n/a	9	n/a
Total cost of revenue	$176	23%	$166	19%	$319	23%	$305	21%
Cost of product revenue as a percentage of product revenue increased in the second quarter and first six months of fiscal 2014 compared with the same periods of fiscal 2013 due to the deferral of Consumer Tax revenue described in “Results of Operations – Business Segment Results” above. We expense costs of product revenue as they are incurred for delivered software included in multiple element arrangements and we do not defer any of these costs when product revenue is deferred.
Operating Expenses

(Dollars in millions)	Q2 FY14	% of Total Net Revenue	Q2 FY13	% of Total Net Revenue	YTD Q2 FY14	% of Total Net Revenue	YTD Q2 FY13	% of Total Net Revenue
Selling and marketing	$352	45%	$351	40%	$610	43%	$578	40%
Research and development	186	24%	169	19%	362	26%	337	23%
General and administrative	109	14%	107	12%	227	16%	201	14%
Amortization of other acquired intangible assets	5	—%	7	1%	9	1%	14	1%
Total operating expenses	$652	83%	$634	72%	$1,208	86%	$1,130	78%
Current Fiscal Quarter
Total operating expenses as a percentage of total net revenue increased to 83% in the second quarter of fiscal 2014 from 72% in the same quarter of fiscal 2013. Total net revenue for the second quarter of fiscal 2014 decreased $102 million or 12% due to the revenue deferrals in our Consumer Tax and Professional Tax businesses described in “Results of Operations – Business Segment Results” above. Total operating expenses for the second quarter of fiscal 2014 increased $18 million. Staffing expenses increased about $28 million due to higher headcount. Expenses for advertising and other marketing programs declined about $8 million as we delayed some spending until the third quarter of fiscal 2014 due to the delayed start to the tax season.
Fiscal Year to Date
Total operating expenses as a percentage of total net revenue increased to 86% in the first six months of fiscal 2014 from 78% in the same period of fiscal 2013. Total net revenue for the first six months of fiscal 2014 decreased $42 million or 3% due to the revenue deferrals in our Consumer Tax and Professional Tax businesses described in “Results of Operations – Financial Overview” above. Total operating expenses in the first six months of fiscal 2014 increased $78 million. Operating expenses increased about $48 million for staffing expenses associated with higher headcount and about $8 million for share-based compensation expenses. Share-based compensation expenses have been increasing over time because the market price of our common stock has generally been increasing and because our grants have been transitioning away from stock options and toward restricted stock units, which have a higher grant date fair value than stock options.

Non-Operating Income and Expenses
Interest Expense
Interest expense of $16 million for the first six months of fiscal 2014 and $15 million for the first six months of fiscal 2013 consisted primarily of interest on senior notes that we issued in March 2007. See Note 6 to the financial statements in Part I, Item 1 of this Quarterly Report for more information.
Interest and Other Income, Net

	Three Months Ended		Six Months Ended
(In millions)	January 31, 2014	January 31, 2013	January 31, 2014	January 31, 2013
Interest income	$1	$—	$2	$1
Net gain on executive deferred compensation plan assets	—	3	3	4
Other	(1)	(2)	—	(2)
Total interest and other income, net	$—	$1	$5	$3
Interest and other income, net consists primarily of interest income and net gains on executive deferred compensation plan assets. Higher average invested balances and slightly higher average interest rates resulted in higher interest income in the second quarter and first six months of fiscal 2014 compared with the same periods of fiscal 2013. In accordance with authoritative guidance, we record gains and losses associated with executive deferred compensation plan assets in interest and other income and gains and losses associated with the related liabilities in operating expenses. The total amounts recorded in operating expenses for each period are approximately equal to the total amounts recorded in interest and other income in those periods.
Income Taxes
We compute our provision for or benefit from income taxes by applying the estimated annual effective tax rate to income or loss from recurring operations and adding the effects of any discrete income tax items specific to the period.
Our effective tax rates for the second quarter and first six months of fiscal 2014 were approximately 31% and 30%. Excluding discrete tax items primarily related to share-based compensation, our effective tax rates for those periods were approximately 34% and did not differ significantly from the federal statutory rate of 35%.
Our effective tax rate for the second quarter of fiscal 2013 was approximately 17% and we recorded a $12 million tax benefit on a $1 million pretax loss for the first six months of fiscal 2013. Excluding discrete tax items primarily related to the reinstatement of the federal research and experimentation credit, our effective tax rate for those periods did not differ significantly from the federal statutory rate of 35%.
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

Liquidity and Capital Resources
Overview
At January 31, 2014, our cash, cash equivalents and investments totaled $1.3 billion, a decrease of $330 million from July 31, 2013 due to the factors discussed under “Statements of Cash Flows” below. Our primary source of liquidity has been cash from operations, which entails the collection of accounts receivable for products and services. Our primary uses of cash have been for research and development programs, selling and marketing activities, capital projects, acquisitions of businesses, debt service costs, repurchases of our common stock, and the payment of cash dividends. As discussed in “Executive Overview – Industry Trends and Seasonality” earlier in this Item 2, our business is subject to significant seasonality. The total balance of our cash, cash equivalents, and investments generally fluctuates with that seasonal pattern. We believe the seasonality of our business is likely to continue in the future.
The following table summarizes selected measures of our liquidity and capital resources at the dates indicated:

(Dollars in millions)	January 31, 2014	July 31, 2013	$ Change	% Change
Cash, cash equivalents, and investments	$1,331	$1,661	$(330)	(20)%
Long-term investments	45	83	(38)	(46)%
Long-term debt	499	499	—	—%
Working capital	751	1,116	(365)	(33)%
Ratio of current assets to current liabilities	1.4 : 1	1.9 : 1
We expect to generate significant cash from our operations during fiscal 2014. Since our operations are primarily domestic, approximately 89% of our cash, cash equivalents and investments at January 31, 2014 were located in the U.S. and none of those funds were restricted. Our only significant debt consists of $500 million in senior unsecured notes due in March 2017. We also have an unused $500 million unsecured revolving line of credit facility available to us for general corporate purposes, including future acquisitions.
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
Statements of Cash Flows
The following table summarizes selected items from our statements of cash flows for the first six months of each of fiscal 2014 and fiscal 2013. See the financial statements in Part I, Item 1 of this Quarterly Report for complete statements of cash flows for those periods.

	Six Months Ended
(Dollars in millions)	January 31, 2014	January 31, 2013	$ Change
Net cash provided by (used in):
Operating activities	$142	$111	$31
Investing activities	828	(2)	830
Financing activities	(1,345)	(104)	(1,241)
Effect of exchange rate changes on cash	(9)	1	(10)
Total decrease in cash and cash equivalents	$(384)	$6	$(390)
During the first six months of fiscal 2014 we generated $1.0 billion in cash from the sale of our Intuit Financial Services business and used $1.4 billion in cash to repurchase shares of our common stock under our stock repurchase programs. See “Stock Repurchase Programs, Treasury Stock, and Dividends on Common Stock” immediately below for more information. During the same period we also generated cash from operations and the issuance of common stock under employee stock plans and used cash for the payment of cash dividends and capital expenditures.
During the first six months of fiscal 2013 we generated cash from operations, the sale of our Intuit Websites business, and the issuance of common stock under employee stock plans. During the same period we used cash for the repurchase of shares of our common stock under our stock repurchase programs, the payment of cash dividends, and capital expenditures.

Stock Repurchase Programs, Treasury Shares, and Dividends on Common Stock
As described in Note 8 to the financial statements in Part I, Item 1 of this Quarterly Report, during the first six months of fiscal 2014 we continued to repurchase shares of our common stock under repurchase programs that our Board of Directors has authorized. At January 31, 2014, we had authorization from our Board of Directors to expend up to an additional $2.0 billion for stock repurchases through August 19, 2017. We currently expect to continue repurchasing our common stock on a quarterly basis; however, future stock repurchases under the current program are at the discretion of management, and authorization of future stock repurchase programs is subject to the final determination of our Board of Directors.
To facilitate the stock repurchase program described above, from time to time we repurchase shares in the open market. On August 23, 2013 we entered into an accelerated share repurchase (ASR) agreement with a large financial institution to repurchase $1.4 billion of Intuit's common stock on an accelerated basis. On August 23, 2013 we paid $1.4 billion to the financial institution and received an initial delivery of 17.6 million shares of Intuit common stock. On December 23, 2013 we received a final delivery of 2.6 million shares of Intuit common stock. We have reflected the shares delivered to us by the financial institution as treasury shares as of the date they were physically delivered in computing weighted average shares outstanding for both basic and diluted net loss per share.

In the past we have satisfied option exercises and restricted stock unit vesting under our employee equity incentive plans by reissuing treasury shares, and we may do so again in the future. During the second quarter of fiscal 2014 we began issuing new shares of common stock to satisfy option exercises and RSU vesting under our 2005 Equity Incentive Plan. We have not yet determined the ultimate disposition of the shares that we have repurchased in the past, and consequently we continue to hold them as treasury shares.
During the first six months of fiscal 2014 we also continued to pay quarterly cash dividends on shares of our outstanding common stock. In February 2014 our Board of Directors declared a quarterly cash dividend of $0.19 per share of outstanding common stock payable on April 18, 2014 to stockholders of record at the close of business on April 10, 2014. We currently expect to continue paying comparable cash dividends on a quarterly basis; however, future declarations of dividends and the establishment of future record dates and payment dates are subject to the final determination of our Board of Directors.
Unsecured Revolving Credit Facility
On February 17, 2012 we entered into an agreement with certain institutional lenders for a $500 million unsecured revolving credit facility that will expire on February 17, 2017. See Note 5 to the financial statements in Part I, Item 1 of this Quarterly Report for a description of the key terms of this agreement, including the covenants. We remained in compliance with those covenants at all times during the quarter ended January 31, 2014. We may use amounts borrowed under this credit facility for general corporate purposes, including future acquisitions. To date we have not borrowed under the credit facility. We monitor counterparty risk associated with the institutional lenders that are providing the credit facility. We currently believe that the credit facility will be available to us should we choose to borrow under it.
Cash Held by Foreign Subsidiaries
Our cash, cash equivalents, and investments totaled $1.3 billion at January 31, 2014. Of this amount, approximately 11% was held by our foreign subsidiaries and subject to repatriation tax considerations. These foreign funds were located primarily in Canada, and to a lesser extent in India, Singapore, the United Kingdom and Australia. We intend to permanently reinvest a significant portion of our earnings from foreign operations, and we currently do not anticipate that we will need funds generated from foreign operations to fund our domestic operations. In the event that funds from foreign operations are needed to fund operations in the United States, if U.S. taxes have not been previously provided on the related earnings we would provide for and pay additional U.S. taxes at the time we change our intention with regard to the reinvestment of those earnings.

Off-Balance Sheet Arrangements
At January 31, 2014, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations
We presented our contractual obligations at July 31, 2013 in our Annual Report on Form 10-K for the fiscal year then ended. There were no significant changes in those obligations during the first six months of fiscal 2014.

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
Interest Rate Risk
Our cash equivalents and investments are subject to market risk due to changes in interest rates. Interest rate movements affect the interest income we earn on cash equivalents and investments and the fair value of those investments. If the Federal Reserve Target Rate had increased by 25 basis points from the level of January 31, 2014, the value of our investments at that date would have decreased by approximately $2 million. If the Federal Reserve Target Rate had increased by 100 basis points from the level of January 31, 2014, the value of our investments at that date would have decreased by approximately $9 million.
We are also exposed to the impact of changes in interest rates as they affect our $500 million revolving credit facility. Advances under the credit facility accrue interest at rates that are equal to JP Morgan's alternate base rate plus a margin that ranges from 0.0% to 0.5% or the London InterBank Offered Rate (LIBOR) plus a margin that ranges from 0.9% to 1.5%, in both cases based on our senior debt credit ratings. Consequently, our interest expense would fluctuate with changes in the general level of these interest rates if we were to borrow any amounts under the credit facility. At January 31, 2014, no amounts were outstanding under the credit facility.
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
Since we translate foreign currencies (primarily Canadian dollars, Indian rupees, Singapore dollars, British pounds and Australian dollars) into U.S. dollars for financial reporting purposes, currency fluctuations can have an impact on our financial results. The historical impact of currency fluctuations on our financial results has generally been immaterial. We believe that our exposure to currency exchange fluctuation risk is not significant primarily because our global subsidiaries invoice customers and satisfy their financial obligations almost exclusively in their local currencies. Although the impact of currency fluctuations on our financial results has generally been immaterial in the past and we believe that for the reasons cited above currency fluctuations will not be significant in the future, there can be no guarantee that the impact of currency fluctuations will not be material in the future. As of January 31, 2014, we did not engage in foreign currency hedging activities.

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

ITEM 1A
RISK FACTORS

Forward-Looking Statements and Risk Factors
This Quarterly Report on Form 10-Q contains forward-looking statements. All statements in this report, other than statements that are purely historical, are forward-looking statements. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “forecast,” “estimate,” “seek,” and similar expressions also identify forward-looking statements. In this report, forward-looking statements include, without limitation, the following:

•	our expectations and beliefs regarding future conduct and growth of the business;

•	our beliefs and expectations regarding seasonality, competition and other trends that affect our businesses;

•	our expectation of a shift in revenue as a result of the delay in the IRS acceptance of 2013 federal income tax returns;

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
The number of people who access products and services through devices other than personal computers, including mobile phones, smartphones, and handheld computers such as tablets, has increased dramatically in the past few years. We have limited experience to date in developing products and services for users of these alternative devices, and the versions of our products and services developed for these devices may not be compelling to users. Even if we are able to attract new users through these mobile offerings, the amount of revenue that we derive per user from mobile offerings may be less than the revenue that we have historically derived from users of personal computers. As new devices and new platforms are continually being released, it is difficult to predict the problems we may encounter in developing versions of our products and services for use on these alternative devices and we may need to devote significant resources to the creation, support, and maintenance of such offerings. If we are slow to develop products and technologies that are compatible with these alternative devices, or if our competitors are able to achieve those results more quickly than us, we will fail to capture a significant share of an increasingly important portion of the market for online services, which could adversely affect our business.

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
Our acquisitions have resulted in significant expenses, including amortization and impairment of acquired technology and other acquired intangible assets, and impairment of goodwill. Total costs and expenses in these categories were approximately $99 million in fiscal 2013, $33 million in fiscal 2012, and $50 million in fiscal 2011. Although under current accounting rules goodwill is not amortized, we may incur impairment charges related to the goodwill already recorded and to goodwill arising out of future acquisitions. We test the impairment of goodwill annually in our fourth fiscal quarter or more frequently if indicators of impairment arise. The timing of the formal annual test may result in charges to our statement of operations in our fourth fiscal quarter that may not have been reasonably foreseen in prior periods. The total costs and expenses for fiscal 2013 and fiscal 2011 included goodwill and intangible asset impairment charges of $46 million and $30 million, respectively, that reduced the carrying value of our Intuit Health goodwill and intangible assets to zero. We recorded the goodwill and intangible assets for that reporting unit on our balance sheet in May 2010 in connection with our acquisition of Medfusion, Inc. At January 31, 2014, we had $1.3 billion in goodwill and $158 million in net acquired intangible assets on our balance sheet, both of which may be subject to impairment charges in the future. New acquisitions, and any impairment of the value of acquired intangible assets, may have a significant negative impact on our future financial results.
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

ITEM 2
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS
Stock repurchase activity during the three months ended January 31, 2014 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans
November 1, 2013 through November 30, 2013	—	$—	—	$2,047,748,511
December 1, 2013 through December 31, 2013	2,545,547	$69.47	2,545,547	$2,047,748,511
January 1, 2014 through January 31, 2014	25,219	$72.97	25,219	$2,045,908,386
Total	2,570,766	$69.50	2,570,766
Note: All of the shares purchased as part of publicly announced plans during the three months ended January 31, 2014 were purchased under a plan we announced on August 18, 2011 under which we were authorized to repurchase up to $2.0 billion of our common stock from time to time over a three-year period ending on August 15, 2014. On August 19, 2013 our Board approved a new stock repurchase program under which we are authorized to repurchase up to an additional $2.0 billion of our common stock from time to time over a four-year period ending on August 19, 2017. At January 31, 2014, authorization from our Board of Directors to expend up to $2.0 billion remained available under that plan.
On August 23, 2013 we entered into an accelerated share repurchase (ASR) agreement with a large financial institution to repurchase $1.4 billion of Intuit's common stock on an accelerated basis. In December 2013 we received the final delivery of shares under that agreement. See “Liquidity and Capital Resources – Stock Repurchase Programs, Treasury Stock, and Dividends on Common Stock” in Part I, Item 2 of this Quarterly Report for more information.

ITEM 6
EXHIBITS
See the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTUIT INC. (Registrant)
Date:	February 21, 2014	By:	/s/ R. NEIL WILLIAMS
R. Neil Williams
Senior Vice President and Chief Financial Officer (Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference

10.01+	Summary of Director Compensation Program effective January 1, 2014	X

10.02+	Docstoc Inc. 2007 Stock Plan filed with the SEC by Intuit on January 3, 2014 as Exhibit 99.01 to the Registration Statement on Form S-8 (file number 333-193184)		X

10.03+	Intuit Inc. Amended and Restated 2005 Equity Incentive Plan filed with the SEC by Intuit on January 24, 2014 as Exhibit 99.01 to the Registration Statement on Form S-8 (file number 333- 193551)		X

31.01	Certification of Chief Executive Officer	X

31.02	Certification of Chief Financial Officer	X

32.01*	Section 1350 Certification (Chief Executive Officer)	X

32.02*	Section 1350 Certification (Chief Financial Officer)	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase	X
________________________________

+	Indicates a management contract or compensatory plan or arrangement.
*	This exhibit is intended to be furnished and shall not be deemed “filed” for purposes of the Securities Exchange Act of 1934, as amended.