Form 10-Q
period 2014-04-30
INTUIT INC
filed 2014-05-21
CIK 896878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 30, 2014
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 283,886,921 shares of Common Stock, $0.01 par value, were outstanding at May 14, 2014.

INTUIT INC.
FORM 10-Q

Intuit, the Intuit logo, QuickBooks, TurboTax, Lacerte, ProSeries, Quicken, and Mint, among others, are registered trademarks and/or registered service marks of Intuit Inc., or one of its subsidiaries, in the United States and other countries. Other parties’ marks are the property of their respective owners.
PART I
ITEM 1
FINANCIAL STATEMENTS

INTUIT INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
(In millions, except per share amounts)	April 30, 2014	April 30, 2013	April 30, 2014	April 30, 2013
Net revenue:
Product	$735	$638	$1,251	$1,267
Service and other	1,653	1,453	2,541	2,270
Total net revenue	2,388	2,091	3,792	3,537
Costs and expenses:
Cost of revenue:
Cost of product revenue	34	30	108	102
Cost of service and other revenue	130	110	363	334
Amortization of acquired technology	6	5	18	14
Selling and marketing	412	385	1,022	963
Research and development	186	166	548	503
General and administrative	121	106	348	307
Amortization of other acquired intangible assets	5	7	14	21
Total costs and expenses	894	809	2,421	2,244
Operating income from continuing operations	1,494	1,282	1,371	1,293
Interest expense	(8)	(8)	(24)	(23)
Interest and other income, net	3	4	8	7
Income before income taxes	1,489	1,278	1,355	1,277
Income tax provision	505	420	465	408
Net income from continuing operations	984	858	890	869
Net income (loss) from discontinued operations	—	(36)	46	5
Net income	$984	$822	$936	$874

Basic net income per share from continuing operations	$3.47	$2.89	$3.12	$2.93
Basic net income (loss) per share from discontinued operations	—	(0.12)	0.16	0.02
Basic net income per share	$3.47	$2.77	$3.28	$2.95
Shares used in basic per share calculations	284	297	285	296

Diluted net income per share from continuing operations	$3.39	$2.83	$3.06	$2.87
Diluted net income (loss) per share from discontinued operations	—	(0.12)	0.16	0.02
Diluted net income per share	$3.39	$2.71	$3.22	$2.89
Shares used in diluted per share calculations	290	304	291	303

Dividends declared per common share	$0.19	$0.17	$0.57	$0.51
See accompanying notes.

INTUIT INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
(In millions)	April 30, 2014	April 30, 2013	April 30, 2014	April 30, 2013

Net income	$984	$822	$936	$874
Other comprehensive income (loss), net of income taxes:
Unrealized gains on available-for-sale debt securities	—	—	2	—
Unrealized gains (losses) on available-for-sale equity securities	(1)	—	(5)	3
Foreign currency translation gains (losses)	3	—	(5)	1
Total other comprehensive income (loss), net	2	—	(8)	4
Comprehensive income	$986	$822	$928	$878

See accompanying notes.

INTUIT INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions)	April 30, 2014	July 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$1,574	$1,009
Investments	1,059	652
Accounts receivable, net	277	130
Income taxes receivable	2	62
Deferred income taxes	137	166
Prepaid expenses and other current assets	116	98
Current assets of discontinued operations	—	44
Current assets before funds held for customers	3,165	2,161
Funds held for customers	273	235
Total current assets	3,438	2,396
Long-term investments	31	83
Property and equipment, net	566	555
Goodwill	1,313	1,246
Acquired intangible assets, net	155	149
Other assets	107	102
Long-term assets of discontinued operations	—	955
Total assets	$5,610	$5,486
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$193	$137
Accrued compensation and related liabilities	215	218
Deferred revenue	499	495
Income taxes payable	277	2
Other current liabilities	226	154
Current liabilities of discontinued operations	—	39
Current liabilities before customer fund deposits	1,410	1,045
Customer fund deposits	273	235
Total current liabilities	1,683	1,280
Long-term debt	499	499
Other long-term obligations	190	167
Long-term obligations of discontinued operations	—	9
Total liabilities	2,372	1,955
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock and additional paid-in capital	3,471	3,201
Treasury stock, at cost	(6,278)	(4,952)
Accumulated other comprehensive income	12	20
Retained earnings	6,033	5,262
Total stockholders’ equity	3,238	3,531
Total liabilities and stockholders’ equity	$5,610	$5,486

See accompanying notes.
INTUIT INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

(In millions, except shares in thousands)	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders' Equity
Balance at July 31, 2013	299,503	$3,201	$(4,952)	$20	$5,262	$3,531
Comprehensive income	—	—	—	(8)	936	928
Issuance of stock under employee stock plans	5,267	70	99	—	—	169
Stock repurchases under stock repurchase programs	(20,507)	—	(1,425)	—	—	(1,425)
Cash dividends declared ($0.57 per share)	—	—	—	—	(165)	(165)
Tax benefit from share-based compensation plans	—	52	—	—	—	52
Share-based compensation expense	—	148	—	—	—	148
Balance at April 30, 2014	284,263	$3,471	$(6,278)	$12	$6,033	$3,238

(In millions, except shares in thousands)	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders' Equity
Balance at July 31, 2012	295,289	$3,018	$(4,911)	$25	$4,612	$2,744
Comprehensive income	—	—	—	4	874	878
Issuance of treasury stock under employee stock plans	6,274	20	165	—	—	185
Stock repurchases under stock repurchase programs	(4,820)	—	(292)	—	—	(292)
Cash dividends declared ($0.51 per share)	—	—	—	—	(152)	(152)
Tax benefit from share-based compensation plans	—	65	—	—	—	65
Share-based compensation expense	—	142	—	—	—	142
Balance at April 30, 2013	296,743	$3,245	$(5,038)	$29	$5,334	$3,570

See accompanying notes.
INTUIT INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
(In millions)	April 30, 2014	April 30, 2013
Cash flows from operating activities:
Net income	$936	$874
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	110	124
Amortization of acquired intangible assets	37	45
Goodwill and intangible asset impairment charge	—	46
Share-based compensation expense	148	142
Pre-tax gain on sale of discontinued operations	(40)	(53)
Deferred income taxes	62	52
Tax benefit from share-based compensation plans	52	65
Excess tax benefit from share-based compensation plans	(52)	(65)
Other	16	12
Total adjustments	333	368
Changes in operating assets and liabilities:
Accounts receivable	(148)	(129)
Income taxes receivable	60	52
Prepaid expenses and other assets	(18)	(3)
Accounts payable	56	76
Accrued compensation and related liabilities	(18)	(20)
Deferred revenue	(9)	(11)
Income taxes payable	275	274
Other liabilities	63	79
Total changes in operating assets and liabilities	261	318
Net cash provided by operating activities	1,530	1,560
Cash flows from investing activities:
Purchases of available-for-sale debt securities	(917)	(675)
Sales of available-for-sale debt securities	218	279
Maturities of available-for-sale debt securities	318	165
Net change in money market funds and other cash equivalents held to satisfy customer fund obligations	(38)	106
Net change in customer fund deposits	38	(106)
Purchases of property and equipment	(121)	(147)
Acquisitions of businesses, net of cash acquired	(90)	(9)
Acquisitions of intangible assets, net of cash acquired	(10)	(2)
Proceeds from divestiture of businesses	1,025	60
Other	(4)	(18)
Net cash provided by (used in) investing activities	419	(347)
Cash flows from financing activities:
Net proceeds from issuance of stock under employee stock plans	161	185
Purchases of treasury stock	(1,425)	(292)
Cash dividends paid to stockholders	(165)	(152)
Excess tax benefit from share-based compensation plans	52	65
Net cash used in financing activities	(1,377)	(194)
Effect of exchange rates on cash and cash equivalents	(7)	—
Net increase in cash and cash equivalents	565	1,019
Cash and cash equivalents at beginning of period	1,009	393
Cash and cash equivalents at end of period	$1,574	$1,412

See accompanying notes.
INTUIT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	Description of Business and Summary of Significant Accounting Policies
Description of Business
Intuit Inc. provides business and financial management solutions for small businesses, consumers, and accounting professionals. With flagship products and services that include QuickBooks, TurboTax and Quicken, we help customers solve important business and financial management problems such as running a small business, paying bills, filing income tax returns, and managing personal finances. ProSeries and Lacerte are Intuit’s tax preparation offerings for professional accountants. Intuit was incorporated in 1984 and is headquartered in Mountain View, California.
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
These unaudited condensed consolidated financial statements and accompanying notes should be read together with the audited consolidated financial statements in Item 8 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2013. Results for the nine months ended April 30, 2014 do not necessarily indicate the results we expect for the fiscal year ending July 31, 2014 or any other future period.
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
Significant Accounting Policies
We describe our significant accounting policies in Note 1 to the financial statements in Item 8 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2013. There have been no changes to our significant accounting policies during the first nine months of fiscal 2014.
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
The following table presents the composition of shares used in the computation of basic and diluted net income per share for the periods indicated.

	Three Months Ended		Nine Months Ended
(In millions, except per share amounts)	April 30, 2014	April 30, 2013	April 30, 2014	April 30, 2013
Numerator:
Net income from continuing operations	$984	$858	$890	$869
Net income (loss) from discontinued operations	—	(36)	46	5
Net income	$984	$822	$936	$874

Denominator:
Shares used in basic per share amounts:
Weighted average common shares outstanding	284	297	285	296

Shares used in diluted per share amounts:
Weighted average common shares outstanding	284	297	285	296
Dilutive common equivalent shares from stock options
and restricted stock awards	6	7	6	7
Dilutive weighted average common shares outstanding	290	304	291	303

Basic and diluted net income per share:
Basic net income per share from continuing operations	$3.47	$2.89	$3.12	$2.93
Basic net income (loss) per share from discontinued operations	—	(0.12)	0.16	0.02
Basic net income per share	$3.47	$2.77	$3.28	$2.95

Diluted net income per share from continuing operations	$3.39	$2.83	$3.06	$2.87
Diluted net income (loss) per share from discontinued operations	—	(0.12)	0.16	0.02
Diluted net income per share	$3.39	$2.71	$3.22	$2.89

Shares excluded from computation of diluted net income per share:
Weighted average stock options and restricted stock units excluded from computation due to anti-dilutive effect	—	3	3	3
Concentration of Credit Risk and Significant Customers
No customer accounted for 10% or more of total net revenue in the three or nine months ended April 30, 2014 or April 30, 2013. No customer accounted for 10% or more of gross accounts receivable at April 30, 2014 or July 31, 2013.

Recent Accounting Pronouncements
In April 2014 the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-08,
“Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” This update raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures for discontinued operations and disposals that do not meet the definition of a discontinued operation. ASU 2014-08 is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2014, which means that it will be effective for our fiscal year beginning August 1, 2015. We are in the process of evaluating this update and therefore have not yet determined the impact that adoption of ASU 2014-08 will have on our consolidated financial statements.

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

	April 30, 2014				July 31, 2013
(In millions)	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Cash equivalents, primarily money market funds	$1,135	$—	$—	$1,135	$917	$—	$—	$917
Available-for-sale debt securities:
Municipal bonds	—	664	—	664	—	489	—	489
Corporate notes	—	445	—	445	—	269	—	269
U.S. agency securities	—	98	—	98	—	69	—	69
Municipal auction rate securities	—	—	21	21	—	—	33	33
Available-for-sale corporate equity securities	27	—	—	27	33	—	—	33
Total available-for-sale securities	27	1,207	21	1,255	33	827	33	893
Total assets measured at fair value on a recurring basis	$1,162	$1,207	$21	$2,390	$950	$827	$33	$1,810
Liabilities:
Senior notes (1)	$—	$561	$—	$561	$—	$560	$—	$560
______________________________

(1)	Carrying value on our balance sheet at April 30, 2014 was $499 million and at July 31, 2013 was $499 million. See Note 6.

The following table summarizes our cash equivalents and available-for-sale debt and equity securities by balance sheet classification and level in the fair value hierarchy at the dates indicated.

	April 30, 2014				July 31, 2013
(In millions)	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents:
In cash and cash equivalents	$1,037	$—	$—	$1,037	$857	$—	$—	$857
In funds held for customers	98	—	—	98	60	—	—	60
Total cash equivalents	$1,135	$—	$—	$1,135	$917	$—	$—	$917
Available-for-sale securities:
In investments	$27	$1,032	$—	$1,059	$—	$652	$—	$652
In funds held for customers	—	175	—	175	—	175	—	175
In long-term investments	—	—	21	21	33	—	33	66
Total available-for-sale securities	$27	$1,207	$21	$1,255	$33	$827	$33	$893
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
Financial assets whose fair values we measure using significant unobservable (Level 3) inputs consist of municipal auction rate securities that are no longer liquid. We estimate the fair values of these auction rate securities using a discounted cash flow model. During the first nine months of fiscal 2014 we redeemed $12 million of these securities at par, leaving a remaining balance of $21 million at April 30, 2014. We continued to classify them as long-term investments based on the maturities of the underlying securities at that date. We do not intend to sell our municipal auction rate securities and it is not more likely than not that we will be required to sell them before recovery at par, which may be at maturity.
There were no transfers between Level 1, Level 2, and Level 3 of the fair value hierarchy during the nine months ended April 30, 2014.

3.	Cash and Cash Equivalents, Investments and Funds Held for Customers
We consider highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. Cash equivalents consist primarily of AAA-rated money market funds in all periods presented. Investments at April 30, 2014 consist of available-for-sale investment-grade debt securities that we carry at fair value and an available-for-sale corporate equity investment that we carry at fair value. Funds held for customers consist of cash and cash equivalents and investment grade available-for-sale debt securities in all periods presented. Long-term investments at April 30, 2014 consist primarily of municipal auction rate securities. See Note 2, “Fair Value Measurements,” for more information. Except for direct obligations of the United States government, securities issued by agencies of the United States government, and money market funds, we diversify our investments in debt securities by limiting our holdings with any individual issuer.
The following table summarizes our cash and cash equivalents, investments, and funds held for customers by balance sheet classification at the dates indicated.

	April 30, 2014		July 31, 2013
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Classification on balance sheets:
Cash and cash equivalents	$1,574	$1,574	$1,009	$1,009
Investments	1,036	1,059	653	652
Funds held for customers	273	273	235	235
Long-term investments	31	31	54	83
Total cash and cash equivalents, investments, and funds held for customers	$2,914	$2,937	$1,951	$1,979

The following table summarizes our cash and cash equivalents, investments, and funds held for customers by investment category at the dates indicated. See Note 2, “Fair Value Measurements,” for more information on our municipal auction rate securities.

	April 30, 2014		July 31, 2013
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Type of issue:
Total cash and cash equivalents	$1,672	$1,672	$1,069	$1,069
Available-for-sale debt securities:
Municipal bonds	663	664	489	489
Corporate notes	445	445	269	269
U.S. agency securities	98	98	69	69
Municipal auction rate securities	21	21	33	33
Total available-for-sale debt securities	1,227	1,228	860	860
Available-for-sale corporate equity securities	5	27	5	33
Other long-term investments	10	10	17	17
Total cash and cash equivalents, investments, and funds held for customers	$2,914	$2,937	$1,951	$1,979
We use the specific identification method to compute gains and losses on investments. We include realized gains and losses on our available-for-sale debt securities in interest and other income, net in our statements of operations. Gross realized gains and losses on our available-for-sale debt securities for the nine months ended April 30, 2014 and April 30, 2013 were not significant.
We accumulate unrealized gains and losses on our available-for-sale debt and equity securities, net of income taxes, in accumulated other comprehensive income in the stockholders’ equity section of our balance sheets. Gross unrealized gains and losses on our available-for-sale debt securities at April 30, 2014 and July 31, 2013 were not significant. The cumulative gross unrealized gain on our available-for-sale corporate equity security was approximately $22 million at April 30, 2014.
We periodically review our investment portfolios to determine if any investment is other-than-temporarily impaired due to changes in credit risk or other potential valuation concerns. We believe that the investments we held at April 30, 2014 were not other-than-temporarily impaired. Unrealized losses on available-for-sale debt securities at April 30, 2014 were not significant and were due to changes in interest rates, including market credit spreads, and not due to increased credit risks associated with specific securities. We do not intend to sell these investments and it is not more likely than not that we will be required to sell them before recovery at par, which may be at maturity.
The following table summarizes our available-for-sale debt securities classified by the stated maturity date of the security at the dates indicated.

	April 30, 2014		July 31, 2013
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$345	$346	$234	$235
Due within two years	397	397	245	245
Due within three years	360	360	211	210
Due after three years	125	125	170	170
Total available-for-sale debt securities	$1,227	$1,228	$860	$860
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
We classified our IFS business as discontinued operations and have therefore segregated its operating results from continuing operations in our statements of operations for all periods presented. Revenue for IFS during the three and nine months ended April 30, 2013 was $83 million and $243 million. Income before income taxes for IFS during the three and nine months ended April 30, 2013 was $16 million and $42 million. We have also segregated the net assets of IFS from continuing operations on our balance sheet at July 31, 2013. Because operating cash flows from the IFS business were not material for any period presented, we have not segregated them from continuing operations on our statements of cash flows.
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
Unsecured Revolving Credit Facility
On February 17, 2012 we entered into an agreement with certain institutional lenders for a $500 million unsecured revolving credit facility that will expire on February 17, 2017. Advances under the credit facility will accrue interest at rates that are equal to, at our election, either JP Morgan's alternate base rate plus a margin that ranges from 0.0% to 0.5% or London Interbank Offered Rate (LIBOR) plus a margin that ranges from 0.9% to 1.5%. Actual margins under either election will be based on our senior debt credit ratings. The agreement includes customary affirmative and negative covenants, including financial covenants that require us to maintain a ratio of total debt to annual earnings before interest, taxes, depreciation and amortization (EBITDA) of not greater than 3.25 to 1.00 as of any date and a ratio of annual EBITDA to interest payable of not less than 3.00 to 1.00 as of the last day of each fiscal quarter. We remained in compliance with these covenants at all times during the quarter ended April 30, 2014. We may use amounts borrowed under this credit facility for general corporate purposes, including future acquisitions. To date we have not borrowed under this credit facility.
Other Current Liabilities
Other current liabilities were as follows at the dates indicated:

(In millions)	April 30, 2014	July 31, 2013
Reserve for product returns	$55	$20
Reserve for rebates	53	15
Current portion of license fee payable	—	10
Current portion of deferred rent	7	8
Interest payable	3	10
Executive deferred compensation plan liabilities	72	64
Other	36	27
Total other current liabilities	$226	$154
The balances of several of our other current liabilities, particularly our reserves for product returns and rebates, are affected by the seasonality of our business. See Note 1, “Description of Business and Summary of Significant Accounting Policies – Seasonality,” for more information.

6.	Long-Term Obligations
Long-Term Debt
On March 12, 2007 we issued $500 million of 5.75% senior unsecured notes due on March 15, 2017 (the Notes). We carried the Notes at face value less the unamortized discount in long-term debt on our balance sheets at April 30, 2014 and July 31, 2013. The Notes are redeemable by Intuit at any time, subject to a make-whole premium, and include covenants that limit our ability to grant liens on our facilities and to enter into sale and leaseback transactions, subject to significant allowances. We paid $29 million in cash for interest on the Notes during the nine months ended April 30, 2014 and $29 million in cash for interest on the Notes during the nine months ended April 30, 2013.
Other Long-Term Obligations
Other long-term obligations were as follows at the dates indicated:

(In millions)	April 30, 2014	July 31, 2013
Total deferred rent	$55	$55
Total license fee payable	40	48
Long-term income tax liabilities	41	38
Long-term deferred revenue	13	32
Long-term deferred income tax liabilities	39	6
Other	9	7
Total long-term obligations	197	186
Less current portion (included in other current liabilities)	(7)	(19)
Long-term obligations due after one year	$190	$167

Operating Lease Commitments

We describe our operating lease commitments in Note 8 to the financial statements in Item 8 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2013. During the first nine months of fiscal 2014 we signed agreements that extended the terms of Intuit's leases for certain facilities in the San Francisco Bay Area through 2025. The total additional obligation under those agreements is approximately $190 million.

7.	Income Taxes
Effective Tax Rate
We compute our provision for or benefit from income taxes by applying the estimated annual effective tax rate to income or loss from recurring operations and adding the effects of any discrete income tax items specific to the period.
Our effective tax rates for the three and nine months ended April 30, 2014 were approximately 34% and those tax rates did not differ significantly from the federal statutory rate of 35%. The benefits we received from the domestic production activities deduction and the federal research and experimentation credit were substantially offset by state income taxes in both periods.
In January 2013 the American Taxpayer Relief Act of 2012 was signed into law. The Act included a reinstatement of the federal research and experimentation credit through December 31, 2013 that was retroactive to January 1, 2012. We recorded a discrete tax benefit for the retroactive effect during the nine months ended April 30, 2013. As of April 30, 2014, the federal research and experimentation credit had not been reinstated.
Our effective tax rate for the three months ended April 30, 2013 was approximately 33% and did not differ significantly from the federal statutory rate of 35%. Our effective tax rate for the nine months ended April 30, 2013 was approximately 32%. Excluding discrete tax items that included the retroactive effect of the reinstatement of the research and experimentation credit as described above, our effective tax rate for that period was approximately 34% and did not differ significantly from the federal statutory rate of 35%. The benefits we received from the domestic production activities deduction and the federal research and experimentation credit were substantially offset by state income taxes in both periods.
Unrecognized Tax Benefits and Other Considerations
The total amount of our unrecognized tax benefits at July 31, 2013 was $39 million. Net of related deferred tax assets, unrecognized tax benefits were $27 million at that date. If we were to recognize these net benefits, our income tax expense would reflect a favorable net impact of $27 million. There were no material changes to these amounts during the nine months ended April 30, 2014. We do not believe that it is reasonably possible that there will be a significant increase or decrease in our unrecognized tax benefits over the next 12 months.

8.	Stockholders’ Equity
Stock Repurchase Programs and Treasury Shares
Intuit’s Board of Directors has authorized a series of common stock repurchase programs. Shares of common stock repurchased under these programs become treasury shares. We repurchased 20.5 million shares for $1.4 billion under these programs during the nine months ended April 30, 2014 and 4.8 million shares for $292 million under these programs during the nine months ended April 30, 2013. At April 30, 2014, we had authorization from our Board of Directors to expend up to an additional $2.0 billion for stock repurchases through August 19, 2017. Future stock repurchases under the current program are at the discretion of management, and authorization of future stock repurchase programs is subject to the final determination of our Board of Directors.
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
Dividends on Common Stock
During the nine months ended April 30, 2014 we declared and paid quarterly cash dividends that totaled $0.57 per share of outstanding common stock or $165 million. In May 2014 our Board of Directors declared a quarterly cash dividend of $0.19 per share of outstanding common stock payable on July 18, 2014 to stockholders of record at the close of business on July 10, 2014. Future declarations of dividends and the establishment of future record dates and payment dates are subject to the final determination of our Board of Directors.

Share-Based Compensation Expense
The following table summarizes the total share-based compensation expense that we recorded in operating income from continuing operations for the periods shown.

	Three Months Ended		Nine Months Ended
(In millions, except per share amounts)	April 30, 2014	April 30, 2013	April 30, 2014	April 30, 2013
Cost of revenue	$2	$1	$6	$4
Selling and marketing	13	15	44	47
Research and development	16	13	46	39
General and administrative	18	14	52	43
Total share-based compensation expense	49	43	148	133
Income tax benefit	(16)	(14)	(48)	(44)
Decrease in net income from continuing operations	$33	$29	$100	$89
Decrease in net income per share:
Basic	$0.12	$0.10	$0.35	$0.30
Diluted	$0.11	$0.10	$0.34	$0.29
The table above excludes share-based compensation expense for our discontinued operations, which totaled approximately $3 million and $9 million for the three and nine months ended April 30, 2013. Because we have not reclassified our statements of cash flows to segregate discontinued operations, the $9 million in share-based compensation for discontinued operations is included in share-based compensation expense on our statement of cash flows for the nine months ended April 30, 2013.
Share-Based Awards Available for Grant
A summary of share-based awards available for grant under our 2005 Equity Incentive Plan for the nine months ended April 30, 2014 was as follows:

(Shares in thousands)	Shares Available for Grant
Balance at July 31, 2013	12,120
Additional shares authorized	19,000
Options granted	(74)
Restricted stock units granted (1)	(2,077)
Share-based awards canceled/forfeited/expired (1)(2)	3,818
Balance at April 30, 2014	32,787
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

Stock Option Activity and Related Share-Based Compensation Expense
A summary of stock option activity for the nine months ended April 30, 2014 was as follows:

	Options Outstanding
(Shares in thousands)	Number of Shares	Weighted Average Exercise Price Per Share
Balance at July 31, 2013	14,206	$43.77
Options assumed and converted in connection with acquisitions	17	13.61
Options granted	74	70.14
Options exercised	(3,818)	37.77
Options canceled or expired	(625)	54.52
Balance at April 30, 2014	9,854	$45.46

Exercisable at April 30, 2014	6,014	$37.34

At April 30, 2014, there was approximately $35 million of unrecognized compensation cost related to non-vested stock options that we expect to recognize as expense in the future. We will adjust unrecognized compensation cost for future changes in estimated forfeitures. We expect to recognize that cost over a weighted average vesting period of 1.8 years.
Restricted Stock Unit Activity and Related Share-Based Compensation Expense
A summary of restricted stock unit activity for the nine months ended April 30, 2014 was as follows:

	Restricted Stock Units
(Shares in thousands)	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at July 31, 2013	9,184	$55.23
Granted	903	71.49
Restricted stock units assumed or granted in connection with acquisitions	656	69.48
Vested	(913)	49.65
Forfeited	(1,460)	61.80
Nonvested at April 30, 2014	8,370	$57.56

At April 30, 2014, there was approximately $264 million of unrecognized compensation cost related to non-vested RSUs that we expect to recognize as expense in the future. We will adjust unrecognized compensation cost for future changes in estimated forfeitures. We expect to recognize that cost over a weighted average vesting period of 2.1 years.

9.	Litigation
On January 13, 2012, two putative class actions were filed against Intuit Inc. in connection with our TurboTax income tax preparation software: Smith v. Intuit Inc. (U.S. District Court, Northern District of California) and Quildon v. Intuit Inc. (California Superior Court, Santa Clara County). The plaintiffs in both cases had asserted that the fees charged for the refund processing service offered within TurboTax are “refund anticipation loans” and the disclosures about those fees do not comply with California and federal laws. The Smith case was brought in federal court on behalf of a proposed nationwide class and subclasses; the Quildon case was brought in state court on behalf of a proposed California class and subclasses. In January 2013, for the purposes of settlement and without any admission of wrongdoing or liability, Intuit reached an agreement in principle to resolve all claims raised in the Smith and Quildon matters for an amount that is not material to our consolidated financial statements. We accrued that amount in the second quarter of fiscal 2013. As of March 21, 2014, pursuant to the settlement agreement, both the Smith and Quildon matters had been resolved.
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

	Three Months Ended		Nine Months Ended
(In millions)	April 30, 2014	April 30, 2013	April 30, 2014	April 30, 2013
Net revenue:
Small Business segment:
Small Business Financial Solutions	$347	$336	$1,003	$950
Small Business Management Solutions	204	177	595	516
Accountant and Advisor	18	17	51	51
Total Small Business segment revenue	569	530	1,649	1,517

Consumer segment:
Consumer Tax	1,437	1,261	1,617	1,515
Consumer Ecosystem	48	47	132	124
Total Consumer segment revenue	1,485	1,308	1,749	1,639

Professional Tax segment revenue	334	253	394	381
Total net revenue	$2,388	$2,091	$3,792	$3,537

Operating income from continuing operations:
Small Business segment	$224	$223	$611	$578
Consumer segment	1,199	1,033	1,172	1,054
Professional Tax segment	294	215	276	270
Total segment operating income	1,717	1,471	2,059	1,902
Unallocated corporate items:
Share-based compensation expense	(49)	(43)	(148)	(133)
Other common expenses	(163)	(134)	(508)	(441)
Amortization of acquired technology	(6)	(5)	(18)	(14)
Amortization of other acquired intangible assets	(5)	(7)	(14)	(21)
Total unallocated corporate items	(223)	(189)	(688)	(609)
Total operating income from continuing operations	$1,494	$1,282	$1,371	$1,293

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
Total net revenue for the first nine months of fiscal 2014 was $3.8 billion, an increase of 7% compared with the same period of fiscal 2013. Our Small Business and Consumer segments were the key drivers of revenue growth in the first nine months of fiscal 2014. Revenue in our Small Business segment grew 9% compared with the same period a year ago due to growth in connected services offerings such as QuickBooks Online and QuickBooks Enterprise Solutions, payment processing services for QuickBooks merchants, online payroll services, and Demandforce. Revenue in our Consumer segment increased 7% in the first nine months of fiscal 2014 due to 10% growth in paid federal TurboTax units, partially offset by changes in product mix.
Operating income from continuing operations for the first nine months of fiscal 2014 increased 6% compared with the same period of fiscal 2013. Expenses for staffing, advertising and other marketing programs, and share-based compensation were higher in the first nine months of fiscal 2014. Net income from continuing operations increased 2% in the first nine months of fiscal 2014 compared with the same period of fiscal 2013 due to the increase in operating income partially offset by a higher effective tax rate in the fiscal 2014 period. Diluted net income per share from continuing operations for the first nine months of fiscal 2014 increased 7% to $3.06 as a result of the increase in net income and the decline in weighted average diluted common shares compared with the same period of fiscal 2013.
We ended the first nine months of fiscal 2014 with cash, cash equivalents and investments totaling $2.6 billion. During the first nine months of fiscal 2014 we generated $1.0 billion in cash from the sale of our Intuit Financial Services business. We also generated cash from operations and the issuance of common stock under employee stock plans. During the same period we used $1.4 billion in cash for the repurchase of shares of our common stock under our stock repurchase programs. We also used cash for net purchases of investments, the payment of cash dividends, and capital expenditures. At April 30, 2014, we had authorization from our Board of Directors to expend up to an additional $2.0 billion for stock repurchases through August 19, 2017.

Critical Accounting Policies and Estimates
In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant impact on our net revenue, operating income or loss, and net income or loss, as well as on the value of certain assets and liabilities on our balance sheet. We believe that the estimates, assumptions and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2013 have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. We believe that there were no significant changes in those critical accounting policies and estimates during the first nine months of fiscal 2014. Senior management has reviewed the development and selection of our critical accounting policies and estimates and their disclosure in this Quarterly Report on Form 10-Q with the Audit and Risk Committee of our Board of Directors.

Results of Operations
Financial Overview

(Dollars in millions, except per share amounts)	Q3 FY14	Q3 FY13	$ Change	% Change	YTD Q3 FY14	YTD Q3 FY13	$ Change	% Change
Total net revenue	$2,388	$2,091	$297	14%	$3,792	$3,537	$255	7%
Operating income from continuing operations	1,494	1,282	212	17%	1,371	1,293	78	6%
Net income from continuing operations	984	858	126	15%	890	869	21	2%
Diluted net income per share from continuing operations	$3.39	$2.83	$0.56	20%	$3.06	$2.87	$0.19	7%
NM = Not meaningful.
Current Fiscal Quarter
Total net revenue increased $297 million or 14% in the third quarter of fiscal 2014 compared with the same quarter of fiscal 2013. Revenue in our Small Business segment grew 8%. Within the Small Business segment, revenue from our Small Business Financial Solutions product line increased 4% due to continuing growth in QuickBooks hosted and desktop subscription offerings that was partially offset by lower QuickBooks desktop license revenue and flat revenue in our payments offerings. Revenue from our Small Business Management Solutions product line increased 16% due to online payroll customer growth, price increases for desktop payroll customers, and growth in Demandforce revenue. Revenue in our Consumer segment increased 13% in the third quarter of fiscal 2014. We deferred recognizing approximately $84 million in Consumer Tax revenue from the second quarter of fiscal 2014 to the third quarter of fiscal 2014 as a result of processing delays and changes in our TurboTax product offerings for the 2013 tax year that affected the timing of revenue recognition. Revenue in our Professional Tax segment increased 32% in the third quarter of fiscal 2014 because during the second quarter of fiscal 2014 we deferred revenue that was related to certain undelivered software functionality in our Professional Tax offerings. We delivered this software functionality and recognized the related revenue in the third quarter of fiscal 2014. See “Business Segment Results” later in this Item 2 for more information about the results for all of our business segments.
Operating income from continuing operations increased 17% in the third quarter of fiscal 2014 compared with the same quarter of fiscal 2013 due to the increase in revenue described above partially offset by higher costs and operating expenses. Expenses for staffing were higher in the third quarter of fiscal 2014. See “Operating Expenses” later in this Item 2 for more information.
Net income from continuing operations increased 15% in the third quarter of fiscal 2014 compared with the same quarter of fiscal 2013 due to the increase in operating income partially offset by a higher effective tax rate in the fiscal 2014 quarter. Diluted net income per share from continuing operations for the third quarter of fiscal 2014 increased 20% to $3.39 as a result of the increase in net income and the decline in weighted average diluted common shares compared with the same quarter of fiscal 2013.

Fiscal Year to Date
Total net revenue for the first nine months of fiscal 2014 increased $255 million or 7% compared with the same period of fiscal 2013. Revenue in our Small Business segment grew 9%. Within the Small Business segment, revenue from our Small Business Financial Solutions product line increased 6% due to continuing growth in QuickBooks hosted and desktop subscription offerings that was partially offset by lower QuickBooks desktop license revenue and 3% revenue growth in our payments offerings. Revenue from our Small Business Management Solutions product line increased 16% due to online payroll customer growth, price increases for desktop payroll customers, and growth in Demandforce revenue. Revenue in our Consumer segment increased 7% in the first nine months of fiscal 2014 due to 10% growth in paid federal TurboTax units, partially offset by changes in product mix. Revenue in our Professional Tax segment increased 3% in the first nine months of fiscal 2014 due to new customer growth for our higher-priced offerings. See “Business Segment Results” later in this Item 2 for more information about the results for all of our business segments.
Operating income from continuing operations increased 6% in the first nine months of fiscal 2014 compared with the same period of fiscal 2013 due to the increase in revenue described above partially offset by higher costs and operating expenses. Expenses for staffing, advertising and other marketing programs, and share-based compensation were higher in the first nine months of fiscal 2014. See “Operating Expenses” later in this Item 2 for more information.
Net income from continuing operations increased 2% in the first nine months of fiscal 2014 compared with the same period of fiscal 2013 due to the increase in operating income partially offset by a higher effective tax rate in the fiscal 2014 period. See “Income Taxes” later in this Item 2 for more information. Diluted net income per share from continuing operations for the first nine months of fiscal 2014 increased 7% to $3.06 as a result of the increase in net income and the decline in weighted average diluted common shares compared with the same period of fiscal 2013.
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
Segment operating income or loss is segment net revenue less segment cost of revenue and operating expenses. See “Executive Overview – Industry Trends and Seasonality” earlier in this Item 2 for a description of the seasonality of our business. Segment expenses do not include certain costs, such as corporate selling and marketing, product development, and general and administrative expenses and share-based compensation expenses, which are not allocated to specific segments. These unallocated costs totaled $656 million in the first nine months of fiscal 2014 and $574 million in the first nine months of fiscal 2013. Unallocated costs increased in the fiscal 2014 period due to increases in corporate product development and selling and marketing expenses in support of the growth of our businesses and to a lesser extent due to higher share-based compensation expenses. Segment expenses also do not include amortization of acquired technology, amortization of other acquired intangible assets, and goodwill and intangible asset impairment charges. See Note 10 to the financial statements in Part I, Item 1 of this Quarterly Report for reconciliations of total segment operating income or loss to consolidated operating income or loss for each fiscal period presented.

We calculate revenue growth rates and segment operating margin figures using dollars in thousands. Those results may vary from figures calculated using the dollars in millions presented below.
Small Business

(Dollars in millions)	Q3 FY14	Q3 FY13	% Change	YTD Q3 FY14	YTD Q3 FY13	% Change
Product revenue	$218	$223	(2)%	$631	$630	—%
Service and other revenue	351	307	14%	1,018	887	15%
Total segment revenue	$569	$530	8%	$1,649	$1,517	9%
% of total revenue	24%	25%		44%	43%

Segment operating income	$224	$223	—%	$611	$578	6%
% of related revenue	39%	42%		37%	38%
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
Small Business segment total net revenue increased $39 million or 8% in the third quarter of fiscal 2014 and increased $132 million or 9% in the first nine months of fiscal 2014 compared with the same periods of fiscal 2013. Within the Small Business segment, revenue from our SBFS product line increased 4% for the third quarter and 6% for the first nine months of fiscal 2014. Total QuickBooks software revenue grew 7% in the third quarter of fiscal 2014 and 10% in the first nine months of fiscal 2014. Customer acquisition in our online QuickBooks ecosystem continued to drive total QuickBooks software revenue growth in both periods. QuickBooks Online customers grew 36%, QuickBooks desktop subscribers grew 22%, and QuickBooks Enterprise Solutions customers grew 18%. Revenue from QuickBooks desktop software licenses declined 14% on 12% lower unit sales in the third quarter and declined 10% on 9% lower unit sales in the first nine months of fiscal 2014. Total revenue in our payments offerings was flat for the third quarter of fiscal 2014 and was 3% higher for the first nine months of fiscal 2014. Growth in QuickBooks merchant revenue was offset by declines in certain non-core payments offerings in the third quarter and first nine months of fiscal 2014. Total card transaction volume was 4% higher in the first nine months of fiscal 2014 compared with the same period of fiscal 2013.
Revenue from our SBMS product line increased 16% for the third quarter and first nine months of fiscal 2014 compared with the same periods of fiscal 2013 due to 23% online payroll customer growth and price increases for desktop payroll customers. SBMS revenue also increased due to higher Demandforce revenue in both fiscal 2014 periods, with 31% revenue growth for the first nine months of fiscal 2014 that was driven by growth in the subscriber base.
Small Business segment operating income as a percentage of related revenue decreased in the third quarter of fiscal 2014 and first nine months of fiscal 2014 compared with the same periods of fiscal 2013. The increase in segment revenue for the first nine months of fiscal 2014 was partially offset by $58 million in higher staffing expenses due to an increase in headcount and $34 million in higher advertising and other marketing program expenses.

Consumer

(Dollars in millions)	Q3 FY14	Q3 FY13	% Change	YTD Q3 FY14	YTD Q3 FY13	% Change
Product revenue	$230	$215	7%	$282	$316	(11)%
Service and other revenue	1,255	1,093	15%	1,467	1,323	11%
Total segment revenue	$1,485	$1,308	13%	$1,749	$1,639	7%
% of total revenue	62%	63%		46%	46%

Segment operating income	$1,199	$1,033	16%	$1,172	$1,054	11%
% of related revenue	81%	79%		67%	64%
Our Consumer segment includes our Consumer Tax and Consumer Ecosystem product lines. Consumer Tax service and other revenue is derived primarily from TurboTax Online hosted tax return preparation services and electronic tax filing services. Consumer Tax product revenue is derived primarily from TurboTax desktop tax return preparation software. Consumer Ecosystem product revenue is derived primarily from Quicken desktop personal finance software products. Consumer Ecosystem service and other revenue is derived primarily from mobile and online consumer finance offerings as well as from online lead generation fees from our Mint personal finance offerings.
Consumer segment revenue increased $177 million or 13% in the third quarter of fiscal 2014 compared with the same quarter of fiscal 2013. The Internal Revenue Service did not begin accepting 2013 federal income tax returns until January 31, 2014, the last day of our second fiscal quarter. We deferred recognizing approximately $40 million in Consumer Tax revenue from the second quarter of fiscal 2014 to the third quarter of fiscal 2014 because we were unable to process all of the state income tax returns we received during the second quarter on the last day of that quarter. In addition, we deferred recognizing approximately $44 million in Consumer Tax revenue from the second quarter of fiscal 2014 to the third quarter of fiscal 2014 as a result of changes in our TurboTax product offerings for the 2013 tax year that affected the timing of the recognition of the related revenue.
Consumer segment revenue increased $110 million or 7% in the first nine months of fiscal 2014 compared with the same period of fiscal 2013 due to 10% growth in paid federal Turbotax units, partially offset by changes in product mix. Online federal units represented approximately 80% of total TurboTax federal units for the 2013 tax season, up from approximately 77% for the comparable portion of the 2012 tax season.
Consumer segment operating income as a percentage of related revenue increased in the first nine months of fiscal 2014 compared with the same period of fiscal 2013 due to the higher revenue described above and lower expenses for advertising and other marketing programs in the fiscal 2014 period.
Professional Tax

(Dollars in millions)	Q3 FY14	Q3 FY13	% Change	YTD Q3 FY14	YTD Q3 FY13	% Change
Product revenue	$287	$200	43%	$338	$321	5%
Service and other revenue	47	53	(11)%	56	60	(6)%
Total segment revenue	$334	$253	32%	$394	$381	3%
% of total revenue	14%	12%		10%	11%

Segment operating income	$294	$215	36%	$276	$270	3%
% of related revenue	88%	85%		70%	71%
Professional Tax segment product revenue is derived primarily from ProSeries and Lacerte professional tax preparation software products. Professional Tax segment service and other revenue is derived primarily from Intuit Tax Online tax return preparation services, electronic tax filing services, bank product transmission services, and training services.
Professional Tax total net revenue increased $81 million or 32% in the third quarter of fiscal 2014 compared with the same quarter of fiscal 2013 because during the second quarter of fiscal 2014 we deferred revenue that was related to certain undelivered software functionality in our Professional Tax offerings. We delivered this software functionality and recognized the related revenue in the third quarter of fiscal 2014. Professional Tax total net revenue increased $13 million or 3% in the first nine months of fiscal 2014 compared with the same period of fiscal 2013 due to new customer growth for our higher-priced offerings.
Professional Tax segment operating income as a percentage of related revenue was essentially flat in the first nine months of fiscal 2014 compared with the same period of fiscal 2013 because costs and expenses grew in proportion to revenue.
Cost of Revenue

(Dollars in millions)	Q3 FY14	% of Related Revenue	Q3 FY13	% of Related Revenue	YTD Q3 FY14	% of Related Revenue	YTD Q3 FY13	% of Related Revenue
Cost of product revenue	$34	5%	$30	5%	$108	9%	$102	8%
Cost of service and other revenue	130	8%	110	8%	363	14%	334	15%
Amortization of acquired technology	6	n/a	5	n/a	18	n/a	14	n/a
Total cost of revenue	$170	7%	$145	7%	$489	13%	$450	13%
Cost of product revenue as a percentage of product revenue increased slightly in the first nine months of fiscal 2014 compared with the same period of fiscal 2013 due to product mix. Cost of service and other revenue as a percentage of service and other revenue decreased slightly in the first nine months of fiscal 2014 compared with the same period of fiscal 2013 due to growth in our TurboTax Online, QuickBooks Online, and online payroll offerings. Online revenues have relatively lower costs of revenue compared with our other service offerings.
Operating Expenses

(Dollars in millions)	Q3 FY14	% of Total Net Revenue	Q3 FY13	% of Total Net Revenue	YTD Q3 FY14	% of Total Net Revenue	YTD Q3 FY13	% of Total Net Revenue
Selling and marketing	$412	17%	$385	19%	$1,022	27%	$963	27%
Research and development	186	8%	166	8%	548	15%	503	14%
General and administrative	121	5%	106	5%	348	9%	307	9%
Amortization of other acquired intangible assets	5	—%	7	—%	14	—%	21	1%
Total operating expenses	$724	30%	$664	32%	$1,932	51%	$1,794	51%
Current Fiscal Quarter
Total operating expenses as a percentage of total net revenue decreased to 30% in the third quarter of fiscal 2014 compared with 32% in the same quarter of fiscal 2013. Total net revenue for the third quarter of fiscal 2014 increased $297 million or 14% and total operating expenses for that quarter increased $60 million. Staffing expenses increased about $56 million due to higher headcount.
Fiscal Year to Date
Total operating expenses as a percentage of total net revenue were flat in the first nine months of fiscal 2014 compared with the same period of fiscal 2013. Total net revenue for the first nine months of fiscal 2014 increased $255 million or 7% and total operating expenses for that period increased $138 million. Operating expenses increased about $104 million for staffing expenses associated with higher headcount, about $15 million for advertising and other marketing programs, and about $13 million for share-based compensation expenses. Share-based compensation expenses have been increasing over time because the market price of our common stock has generally been increasing and because our grants have been transitioning away from stock options and toward restricted stock units, which have a higher grant date fair value than stock options.

Non-Operating Income and Expenses
Interest Expense
Interest expense of $24 million for the first nine months of fiscal 2014 and $23 million for the first nine months of fiscal 2013 consisted primarily of interest on senior notes that we issued in March 2007. See Note 6 to the financial statements in Part I, Item 1 of this Quarterly Report for more information.
Interest and Other Income, Net

	Three Months Ended		Nine Months Ended
(In millions)	April 30, 2014	April 30, 2013	April 30, 2014	April 30, 2013
Interest income	$2	$1	$4	$2
Net gain on executive deferred compensation plan assets	2	2	5	6
Other	(1)	1	(1)	(1)
Total interest and other income, net	$3	$4	$8	$7
Interest and other income, net consists primarily of interest income and net gains on executive deferred compensation plan assets. Higher average invested balances and slightly higher average interest rates resulted in higher interest income in the third quarter and first nine months of fiscal 2014 compared with the same periods of fiscal 2013. In accordance with authoritative guidance, we record gains and losses associated with executive deferred compensation plan assets in interest and other income and gains and losses associated with the related liabilities in operating expenses. The total amounts recorded in operating expenses for each period are approximately equal to the total amounts recorded in interest and other income in those periods.
Income Taxes
We compute our provision for or benefit from income taxes by applying the estimated annual effective tax rate to income or loss from recurring operations and adding the effects of any discrete income tax items specific to the period.
Our effective tax rates for the third quarter and first nine months of fiscal 2014 were approximately 34% and those tax rates did not differ significantly from the federal statutory rate of 35%.
Our effective tax rate for the third quarter of fiscal 2013 was approximately 33% and did not differ significantly from the federal statutory rate of 35%. Our effective tax rate for the first nine months of fiscal 2013 was approximately 32%. Excluding discrete tax items that included the retroactive effect of the reinstatement of the research and experimentation credit as described in Note 7 to the financial statements in Part I, Item 1 of this Quarterly Report, our effective tax rate for that period was approximately 34% and did not differ significantly from the federal statutory rate of 35%.
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

Liquidity and Capital Resources
Overview
At April 30, 2014, our cash, cash equivalents and investments totaled $2.6 billion, an increase of $972 million from July 31, 2013 due to the factors discussed under “Statements of Cash Flows” below. Our primary source of liquidity has been cash from operations, which entails the collection of accounts receivable for products and services. Our primary uses of cash have been for research and development programs, selling and marketing activities, capital projects, acquisitions of businesses, debt service costs, repurchases of our common stock, and the payment of cash dividends. As discussed in “Executive Overview – Industry Trends and Seasonality” earlier in this Item 2, our business is subject to significant seasonality. The total balance of our cash, cash equivalents, and investments generally fluctuates with that seasonal pattern. We believe the seasonality of our business is likely to continue in the future.
The following table summarizes selected measures of our liquidity and capital resources at the dates indicated:

(Dollars in millions)	April 30, 2014	July 31, 2013	$ Change	% Change
Cash, cash equivalents, and investments	$2,633	$1,661	$972	59%
Long-term investments	31	83	(52)	(63)%
Long-term debt	499	499	—	—%
Working capital	1,755	1,116	639	57%
Ratio of current assets to current liabilities	2.0 : 1	1.9 : 1
We expect to generate significant cash from our operations during fiscal 2014. Since our operations are primarily domestic, approximately 93% of our cash, cash equivalents and investments at April 30, 2014 were located in the U.S. and none of those funds were restricted. Our only significant debt consists of $500 million in senior unsecured notes due in March 2017. We also have an unused $500 million unsecured revolving line of credit facility available to us for general corporate purposes, including future acquisitions.
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
Statements of Cash Flows
The following table summarizes selected items from our statements of cash flows for the first nine months of each of fiscal 2014 and fiscal 2013. See the financial statements in Part I, Item 1 of this Quarterly Report for complete statements of cash flows for those periods.

	Nine Months Ended
(Dollars in millions)	April 30, 2014	April 30, 2013	$ Change
Net cash provided by (used in):
Operating activities	$1,530	$1,560	$(30)
Investing activities	419	(347)	766
Financing activities	(1,377)	(194)	(1,183)
Effect of exchange rate changes on cash	(7)	—	(7)
Total decrease in cash and cash equivalents	$565	$1,019	$(454)
During the first nine months of fiscal 2014 we generated $1.0 billion in cash from the sale of our Intuit Financial Services business and used $1.4 billion in cash to repurchase shares of our common stock under our stock repurchase programs. See “Stock Repurchase Programs, Treasury Shares, and Dividends on Common Stock” immediately below for more information. During the same period we also generated cash from operations and the issuance of common stock under employee stock plans and used cash for net purchases of investments, the payment of cash dividends, and capital expenditures. We expect to pay approximately $250 million in income taxes during the fourth quarter of fiscal 2014.
During the first nine months of fiscal 2013 we generated cash from operations, from the issuance of common stock under employee stock plans, and from the sale of our Intuit Websites business. During the same period we used cash for the repurchase of shares of our common stock under our stock repurchase programs, net purchases of investments, the payment of cash dividends, and capital expenditures.

Stock Repurchase Programs, Treasury Shares, and Dividends on Common Stock
As described in Note 8 to the financial statements in Part I, Item 1 of this Quarterly Report, during the first nine months of fiscal 2014 we continued to repurchase shares of our common stock under repurchase programs that our Board of Directors has authorized. At April 30, 2014, we had authorization from our Board of Directors to expend up to an additional $2.0 billion for stock repurchases through August 19, 2017. We currently expect to continue repurchasing our common stock on a quarterly basis; however, future stock repurchases under the current program are at the discretion of management, and authorization of future stock repurchase programs is subject to the final determination of our Board of Directors.
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
During the first nine months of fiscal 2014 we also continued to pay quarterly cash dividends on shares of our outstanding common stock. In May 2014 our Board of Directors declared a quarterly cash dividend of $0.19 per share of outstanding common stock payable on July 18, 2014 to stockholders of record at the close of business on July 10, 2014. We currently expect to continue paying comparable cash dividends on a quarterly basis; however, future declarations of dividends and the establishment of future record dates and payment dates are subject to the final determination of our Board of Directors.
Unsecured Revolving Credit Facility
On February 17, 2012 we entered into an agreement with certain institutional lenders for a $500 million unsecured revolving credit facility that will expire on February 17, 2017. See Note 5 to the financial statements in Part I, Item 1 of this Quarterly Report for a description of the key terms of this agreement, including the covenants. We remained in compliance with those covenants at all times during the quarter ended April 30, 2014. We may use amounts borrowed under this credit facility for general corporate purposes, including future acquisitions. To date we have not borrowed under the credit facility. We monitor counterparty risk associated with the institutional lenders that are providing the credit facility. We currently believe that the credit facility will be available to us should we choose to borrow under it.
Cash Held by Foreign Subsidiaries
Our cash, cash equivalents, and investments totaled $2.6 billion at April 30, 2014. Of this amount, approximately 7% was held by our foreign subsidiaries and subject to repatriation tax considerations. These foreign funds were located primarily in Canada, and to a lesser extent in India, Singapore, the United Kingdom and Australia. We intend to permanently reinvest a significant portion of our earnings from foreign operations, and we currently do not anticipate that we will need funds generated from foreign operations to fund our domestic operations. In the event that funds from foreign operations are needed to fund operations in the United States, if U.S. taxes have not been previously provided on the related earnings we would provide for and pay additional U.S. taxes at the time we change our intention with regard to the reinvestment of those earnings.

Off-Balance Sheet Arrangements
At April 30, 2014, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations
We presented our contractual obligations at July 31, 2013 in our Annual Report on Form 10-K for the fiscal year then ended. During the first nine months of fiscal 2014 we signed agreements that extended the terms of Intuit's leases for certain facilities in the San Francisco Bay Area through 2025. The total additional obligation under those agreements is approximately $190 million. There were no other significant changes in our contractual obligations during the first nine months of fiscal 2014.

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
Interest Rate Risk
Our cash equivalents and investments are subject to market risk due to changes in interest rates. Interest rate movements affect the interest income we earn on cash equivalents and investments and the fair value of those investments. If the Federal Reserve Target Rate had increased by 25 basis points from the level of April 30, 2014, the value of our investments at that date would have decreased by approximately $4 million. If the Federal Reserve Target Rate had increased by 100 basis points from the level of April 30, 2014, the value of our investments at that date would have decreased by approximately $15 million.
We are also exposed to the impact of changes in interest rates as they affect our $500 million revolving credit facility. Advances under the credit facility accrue interest at rates that are equal to JP Morgan's alternate base rate plus a margin that ranges from 0.0% to 0.5% or the London InterBank Offered Rate (LIBOR) plus a margin that ranges from 0.9% to 1.5%, in both cases based on our senior debt credit ratings. Consequently, our interest expense would fluctuate with changes in the general level of these interest rates if we were to borrow any amounts under the credit facility. At April 30, 2014, no amounts were outstanding under the credit facility.
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
Since we translate foreign currencies (primarily Canadian dollars, Indian rupees, Singapore dollars, British pounds and Australian dollars) into U.S. dollars for financial reporting purposes, currency fluctuations can have an impact on our financial results. The historical impact of currency fluctuations on our financial results has generally been immaterial. We believe that our exposure to currency exchange fluctuation risk is not significant primarily because our global subsidiaries invoice customers and satisfy their financial obligations almost exclusively in their local currencies. Although the impact of currency fluctuations on our financial results has generally been immaterial in the past and we believe that for the reasons cited above currency fluctuations will not be significant in the future, there can be no guarantee that the impact of currency fluctuations will not be material in the future. As of April 30, 2014, we did not engage in foreign currency hedging activities.

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
Our acquisitions have resulted in significant expenses, including amortization and impairment of acquired technology and other acquired intangible assets, and impairment of goodwill. Total costs and expenses in these categories were approximately $99 million in fiscal 2013, $33 million in fiscal 2012, and $50 million in fiscal 2011. Although under current accounting rules goodwill is not amortized, we may incur impairment charges related to the goodwill already recorded and to goodwill arising out of future acquisitions. We test the impairment of goodwill annually in our fourth fiscal quarter or more frequently if indicators of impairment arise. The timing of the formal annual test may result in charges to our statement of operations in our fourth fiscal quarter that may not have been reasonably foreseen in prior periods. The total costs and expenses for fiscal 2013 and fiscal 2011 included goodwill and intangible asset impairment charges of $46 million and $30 million, respectively, that reduced the carrying value of our Intuit Health goodwill and intangible assets to zero. We recorded the goodwill and intangible assets for that reporting unit on our balance sheet in May 2010 in connection with our acquisition of Medfusion, Inc. At April 30, 2014, we had $1.3 billion in goodwill and $155 million in net acquired intangible assets on our balance sheet, both of which may be subject to impairment charges in the future. New acquisitions, and any impairment of the value of acquired intangible assets, may have a significant negative impact on our future financial results.
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
ITEM 2
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS
Stock repurchase activity during the three months ended April 30, 2014 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans
February 1, 2014 through February 28, 2014	297,300	$70.85	297,300	$2,024,844,170
March 1, 2014 through March 31, 2014	—	$—	—	$2,024,844,170
April 1, 2014 through April 30, 2014	31,600	$72.84	31,600	$2,022,542,576
Total	328,900	$71.04	328,900
Note: All of the shares purchased as part of publicly announced plans during the three months ended April 30, 2014 were purchased under a plan we announced on August 18, 2011 under which we were authorized to repurchase up to $2.0 billion of our common stock from time to time over a three-year period ending on August 15, 2014. On August 19, 2013 our Board of Directors approved a new stock repurchase program under which we are authorized to repurchase up to an additional $2.0 billion of our common stock from time to time over a four-year period ending on August 19, 2017. At April 30, 2014, authorization from our Board to expend up to $2.0 billion remained available under that plan.

ITEM 6
EXHIBITS
See the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTUIT INC. (Registrant)
Date:	May 21, 2014	By:	/s/ R. NEIL WILLIAMS
R. Neil Williams
Senior Vice President and Chief Financial Officer (Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference

31.01	Certification of Chief Executive Officer	X

31.02	Certification of Chief Financial Officer	X

32.01*	Section 1350 Certification (Chief Executive Officer)	X

32.02*	Section 1350 Certification (Chief Financial Officer)	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase	X
________________________________

+	Indicates a management contract or compensatory plan or arrangement.
*	This exhibit is intended to be furnished and shall not be deemed “filed” for purposes of the Securities Exchange Act of 1934, as amended.