Form 10-K
period 2014-07-31
INTUIT INC
filed 2014-09-12
CIK 896878

Tables of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________

FORM 10-K

☑	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended July 31, 2014

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of Intuit Inc. outstanding common stock held by non-affiliates of Intuit as of January 31, 2014, the last business day of our most recently completed second fiscal quarter, based on the closing price of $73.25 reported by the NASDAQ Global Select Market on that date, was $19.8 billion.

There were 285,540,169 shares of Intuit voting common stock outstanding as of August 29, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its Annual Meeting of Stockholders to be held on January 22, 2015 are incorporated by reference in Part III of this Annual Report on Form 10-K.

Tables of Contents

INTUIT INC.
FISCAL 2014 FORM 10-K

INDEX

Item		Page
PART I

ITEM 1:	Business	3
ITEM 1A:	Risk Factors	15
ITEM 1B:	Unresolved Staff Comments	26
ITEM 2:	Properties	26
ITEM 3:	Legal Proceedings	26
ITEM 4:	Mine Safety Disclosures	26

PART II

ITEM 5:	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	27
ITEM 6:	Selected Financial Data	30
ITEM 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31
ITEM 7A:	Quantitative and Qualitative Disclosures About Market Risk	46
ITEM 8:	Financial Statements and Supplementary Data	48
ITEM 9:	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	91
ITEM 9A:	Controls and Procedures	91
ITEM 9B:	Other Information	91

PART III

ITEM 10:	Directors, Executive Officers and Corporate Governance	92
ITEM 11:	Executive Compensation	94
ITEM 12:	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	94
ITEM 13:	Certain Relationships and Related Transactions, and Director Independence	94
ITEM 14:	Principal Accountant Fees and Services	94

PART IV

ITEM 15:	Exhibits and Financial Statement Schedules	94

	Signatures	95

EX-10.34
EX-10.75
EX-10.83
EX-10.88
EX-10.97
EX-10.103
EX-10.106
EX-10.107
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

PART I

ITEM 1
BUSINESS

CORPORATE BACKGROUND

General

Intuit Inc. creates business and financial management solutions that help simplify the business of life for small businesses, consumers, and accounting professionals. With flagship products and services that include QuickBooks, TurboTax, Quicken and Mint, we help customers solve important business and financial management problems such as running a small business, paying bills, filing income taxes, and managing personal finances. ProSeries and Lacerte are Intuit’s leading tax preparation offerings for professional accountants. We had revenue of $4.5 billion in our fiscal year ended July 31, 2014, with approximately 8,000 employees in major offices in the United States, Canada, India, the United Kingdom, Singapore, Australia, and other locations at that time.

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

Our Business Portfolio

We organize our businesses into three reportable segments – Small Business, Consumer, and Professional Tax.

Small Business: This segment includes the following offerings, all targeting the small business market.

•	QuickBooks financial and business management online services and desktop software for small businesses and the accounting professionals who serve small businesses.

•	Small business payroll and employee management products and services.

•
Payment processing services for small businesses, including merchant services such as credit and debit card processing; Web-based transaction processing services for online merchants; secure online payments for small businesses and their customers through the Intuit Payment Network; and GoPayment mobile payment processing services.

•	Demandforce, which provides online marketing and customer communication solutions for small businesses.

Consumer: This segment includes two product lines – Consumer Tax and Consumer Ecosystem – both of which target consumers.

•	Consumer Tax includes TurboTax income tax preparation products and services.

•	Consumer Ecosystem includes our personal finance offerings, Quicken, Mint, and Check.
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

•
Creating network effect platforms – we call it “Enabling the contributions of others.” We expect to solve problems faster and more efficiently for our growing customer base by moving to more open platforms with application programming interfaces that enable the contributions of end users and third-party developers. One example of this is QuickBooks Online, which allows small business customers all over the world to localize, configure, and add value to the offering.

•
Leveraging our data for our customers' benefit – we call it “Using data to create delight.” Our customers generate valuable data that we seek to appropriately use to deliver better products and breakthrough benefits by eliminating the need to enter data, helping them make better decisions, and improving transactions and interactions.

Tables of Contents

This strategy recognizes the emergence and influence of the digital generation, the increasing relevance of social networks, and customers’ growing reliance on the Internet, mobile devices and information-based technology to manage important financial tasks. It also acknowledges the potential of new market opportunities around the world. The result is a global market that is shifting from traditional services that are paper-based, human-produced, and brick-and-mortar bound, to one where people understand, demand, and embrace the benefits of connected services.

We continue to make significant progress in this environment. Connected services (total service and other revenue) generated $3.0 billion or 66 percent of our total revenue in fiscal 2014, compared with about 50 percent of our total revenue six years ago.

Summary

As the way we live and work evolves, we adapt our strategy to meet and lead these changes. Yet our commitment remains consistent: developing an ecosystem of innovative products and services that are so convenient and easy to use that customers actively recommend them to others. It’s been our success formula for more than 30 years as we’ve worked to solve people’s important business and financial management problems. And we’ll maintain that commitment as we continue to evolve, working to help people solve each other’s problems, connecting people to people and to solutions, wherever they are, whenever they want them, and on any device they choose.

PRODUCTS AND SERVICES

During fiscal 2014 we offered our products and services in the three segments described in “Business Overview” above. The following table shows the classes of similar products or services that accounted for 10% or more of total net revenue within the last three fiscal years.

	Fiscal 2014	Fiscal 2013	Fiscal 2012

Small Business segment	50%	49%	47%
Consumer Tax product line	37%	37%	39%
Professional Tax segment	9%	10%	10%

Our products and services are described below. International total net revenue was approximately 5% of consolidated total net revenue for fiscal 2014, fiscal 2013, and fiscal 2012. See Item 1A, “Risk Factors and Forward-Looking Statements - Our international operations are subject to increased risks which may harm our business, operating results, and financial condition,” for a discussion of risks relating to our international operations.

For financial information about our segments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and Note 14 to the financial statements in Item 8 of this Annual Report.

Small Business

Our Small Business segment includes online ecosystem and desktop ecosystem solutions that allow small businesses and the accounting professionals who serve them to save time and grow their businesses.

Small Business Online Ecosystem Solutions

QuickBooks Online. Our QuickBooks product line brings bookkeeping capabilities and business management tools to small business users and accounting professionals in an easy-to-use design that does not require them to be familiar with debit and credit accounting. Our online offerings for small businesses include QuickBooks Simple Start Online, which provides accounting functionality suitable for very small, less complex businesses. QuickBooks Online Essentials and QuickBooks Online Plus provide online accounting functionality suitable for progressively larger businesses. All three offerings allow multiple users to access the application from any location via the Internet using connected devices such as personal computers, tablets, or smartphones.

Our online offering for accounting professionals is QuickBooks Online Accountant, which provides the tools and file-sharing capabilities needed to efficiently complete bookkeeping and financial reporting tasks. Our QuickBooks Cloud ProAdvisor

Tables of Contents

Program is a subscription-based membership for professional accountants that provides Quickbooks Online Accountant and QuickBooks Online Payroll services, technical support, training, product certification, access to marketing tools, and discounts on Intuit products and services purchased on behalf of clients.

Online Payroll Solutions. Our QuickBooks Online Payroll service is for use with our QuickBooks Online offerings. QuickBooks Online Payroll is sold on a subscription basis and includes online payroll processing, direct deposit of employee paychecks, payroll reports, electronic payment of federal and state payroll taxes, and electronic filing of federal and state payroll tax forms.

Intuit Online Payroll provides small business payroll services that do not require the use of QuickBooks. This offering is sold on a subscription basis and includes online payroll tax calculation, direct deposit of employee paychecks, payroll reports, electronic payment of federal and state payroll taxes, and federal and state payroll tax forms. We also offer an Intuit Online Payroll mobile app for smartphones.

Intuit Full Service Payroll is also sold on a subscription basis and provides comprehensive payroll services to customers who prefer not to perform payroll tasks themselves. Intuit Full Service Payroll does not require the use of QuickBooks and includes processing of payrolls based on information submitted online by the payroll customer, direct deposit of employee paychecks, electronic payment of federal and state payroll taxes, electronic filing of federal and state payroll tax forms, and preparation and issuance of year end W-2 forms.

In addition, we offer employee management solutions that include Snap Payroll, a free app that allows small businesses to calculate payroll taxes from an iPhone, and ViewMyPaycheck, a Web app that allows employees of QuickBooks Online Payroll employers to view and print their paychecks and year end W-2 forms. We also offer workers’ compensation administration to small business employers for additional fees.

Online Payments Solutions. We offer a full range of merchant services to small businesses that include credit card, debit card, electronic benefits, and gift card processing services; check verification, check guarantee, and electronic check conversion, including automated clearing house (ACH) and Check 21 capabilities; and Web-based transaction processing services for online merchants. In addition to transaction processing services, we provide a full range of support for our clients that includes customer service, merchant and consumer collections, chargeback and retrieval support, and fraud and loss prevention screening.

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

Demandforce. Our Demandforce offerings help small businesses communicate with their customers, build their online reputations, and leverage a network of local businesses for more effective online marketing. Features include integrated scheduling; e-mail, text message, and postcard appointment reminders and confirmations; electronic marketing offers and newsletters; online customer reviews and referrals; and tools for tracking and measuring the effectiveness of electronic marketing efforts.

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

Intuit Partner Platform. The Intuit Partner Platform provides the tools developers need to create Web and mobile applications that add value to QuickBooks. The platform allows developers to build applications that integrate with QuickBooks data and solve the unique needs of our customers. Developers can create applications on the Intuit Partner Platform using any development platform they choose, and must pass a standards and security check before offering their programs to customers. All applications are available through the Intuit App Center at apps.com. Here QuickBooks users can find, buy and use applications connected to the platform. A growing number of companies offer applications built for the platform, including Square, Bill.com, and Salesforce.com.

Tables of Contents

Small Business Desktop Ecosystem Solutions

QuickBooks. Our desktop software offerings include QuickBooks Pro and QuickBooks Pro for Mac, which provide accounting functionality for small businesses, and QuickBooks Premier, which provides small businesses with advanced accounting functionality and business planning tools. QuickBooks Pro Plus and QuickBooks Premier Plus are subscription versions of these offerings. QuickBooks Enterprise Solutions is designed for larger businesses. Our Premier and Enterprise products also come in a range of industry-specific editions, including Contractor, Manufacturing and Wholesale, Nonprofit, Professional Services, and Retail.

Our offerings for accounting professionals include QuickBooks Accountant desktop software and QuickBooks Accountant Plus subscriptions. They provide the tools and file-sharing capabilities needed to efficiently complete bookkeeping and financial reporting tasks. Our QuickBooks ProAdvisor Program is a subscription-based membership for professional accountants that provides QuickBooks Accountant and QuickBooks Payroll software, technical support, training, product certification, access to marketing tools, and discounts on Intuit products and services purchased on behalf of clients.

Desktop Payroll Solutions. QuickBooks Payroll is a family of products sold on a subscription basis to small businesses that use QuickBooks desktop software and prepare their own payroll or want some assistance with preparing their payroll. It is also sold to accountants who use QuickBooks desktop software and help their clients manage their payrolls. The product family includes:

•	QuickBooks Basic Payroll, which provides payroll tax tables and payroll reports;

•	QuickBooks Enhanced Payroll, which provides payroll tax tables, payroll reports, federal and state payroll tax forms, and eFile & Pay for federal and state payroll taxes; and

•	QuickBooks Enhanced Payroll for Accountants, which has several accountant-specific features in addition to the features in QuickBooks Enhanced Payroll.

We also offer QuickBooks Assisted Payroll, through which we provide the back-end aspects of payroll processing, including tax payments and filings, for customers who process their payrolls using QuickBooks desktop software. Direct deposit is available with each of these offerings for an additional fee.

Desktop Payments Solutions. We offer a full range of merchant services to small businesses that include credit card, debit card, electronic benefits, and gift card processing services; check verification, check guarantee, and electronic check conversion, including automated clearing house (ACH) and Check 21 capabilities. In addition to transaction processing services, we provide a full range of support for our clients that includes customer service, merchant and consumer collections, chargeback and retrieval support, and fraud and loss prevention screening.

We also offer Basic, Pro, and Multi-Store versions of QuickBooks Point of Sale, which helps retailers process sales using barcodes, track inventory and customer purchases, and integrates with QuickBooks financial software. The Pro version has advanced inventory and employee commission tracking capabilities. The Multi-Store version provides all of the features of the Pro version and the ability to manage up to 20 stores from a single office. We sell these software products with or without the accompanying hardware and technical support.

QuickBooks Technical Support. We offer several technical support options to all of our QuickBooks customers. These include support plans that are sold separately and priced based on the length of the plan. We also offer a limited amount of free technical support assistance to customers, a free self-help information section on our QuickBooks.com website and free access to the QuickBooks Community, an online forum where QuickBooks users can share information with each other.

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

Tables of Contents

Consumer

Our Consumer segment includes our Consumer Tax and Consumer Ecosystem product lines.

Consumer Tax

Our TurboTax products and services are designed to enable individuals to prepare and file their own federal and state personal income tax returns quickly and accurately. They are designed to be easy to use, yet sophisticated enough for complex tax returns. Some of these offerings are available on mobile devices such as smartphones and tablets.

Tax Return Preparation Offerings. For the 2013 tax season we offered a range of software products and services that included online and desktop versions of TurboTax Basic, for simple returns; TurboTax Deluxe, for taxpayers who itemize deductions; TurboTax Premier, for taxpayers who own investments or rental property; and TurboTax Home and Business, for small business owners. We also offered TurboTax Free Edition online for the simplest returns; TurboTax for the Tablet; and SnapTax, an application that allows users with simple federal and state returns to prepare and electronically file them from their smartphones. We also offered live tax advice from U.S.-based tax professionals to TurboTax customers during the 2013 tax season. All of these offerings are subject to change for the 2014 tax season. TurboTax Live Community is an online forum where participants can learn from and share information with other users while preparing their income tax returns.

Electronic Filing and Other Services. Our desktop, online, and mobile tax preparation customers can electronically file their federal and state income tax returns through our electronic filing center. For the 2013 tax season our online tax preparation and filing services were offered through the websites of thousands of financial institutions, electronic retailers, and other online merchants, and on Yahoo!® Finance Tax Center, MSN Money® Tax Center, and AOL Tax Center. Financial institutions can offer our online tax preparation and filing services to their customers through a link to TurboTax Online or through TurboTax for Online Banking, which provides functionality that is integrated with their online banking services. For the 2013 tax season we also offered TurboTax customers the option to receive their income tax refunds on a prepaid debit card that we provided through a partner.

Intuit Tax Freedom Project. Under the Intuit Tax Freedom Project, we provide online federal and state income tax return preparation and electronic filing services at no charge to eligible taxpayers. For the 2013 tax season we provided approximately 1.2 million free federal returns under this initiative. We are a member of the Free File Alliance, a consortium of private sector companies that has entered into an agreement with the federal government to provide free online federal tax preparation and filing services to eligible taxpayers. See also “Competition – Consumer Segment” later in this Item 1 for more information on the Free File Alliance.

Consumer Ecosystem

Our personal finance offerings help users organize, understand, and manage their personal finances. These offerings include Quicken, Mint, and Check.

Quicken. Our Quicken line of desktop software products allow customers to reconcile bank accounts, pay bills, record credit card and other transactions, and track investments, mortgages, and other assets and liabilities. Quicken also allows customers to flag their tax-related financial transactions and download that information into our TurboTax consumer tax return preparation software. We offer Quicken Starter Edition and Quicken Deluxe as well as Quicken Premier, which offers more robust investment and tax planning tools; Quicken Home and Business, which allows customers to manage both personal and small business finances in one application; Quicken Essentials for Mac; and a Quicken mobile application that is accessible from smartphones and tablets.

Mint. Our Mint personal finance service is free to users and shows them all of their financial accounts in one online location, provides tools that help them set up budgets and monitor spending, identifies money-saving ideas, and provides step-by-step guidance and advice on achieving their financial goals. We also offer a Mint application that is accessible from smartphones.

Check. Our Check mobile application automates and consolidates the bill payment process in one place, reducing complexity for consumers. Check customers can monitor bills and accounts, receive alerts when bills are due or funds are low, and pay bills automatically.

Tables of Contents

Professional Tax

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

Our traditional desktop software products – QuickBooks, TurboTax, Lacerte, ProSeries, and Quicken – tend to have predictable annual development and product release cycles. We also develop innovative new offerings such as SnapTax, Snap Payroll, GoPayment, Mint Mobile, and other mobile applications for which development cycles are often more rapid. Developing consumer and professional tax software and services presents unique challenges because of the demanding development cycle required to accurately incorporate federal and state tax law and tax form changes within a rigid timetable. The development timing for our small business payroll and merchant payment processing services offerings varies with business needs and regulatory requirements and the length of the development cycle depends on the scope and complexity of each project.

We continue to make substantial investments in research and development, and we expect to focus our future research and development efforts on enhancing existing products and services and on developing new products and services, including new mobile and global offerings. We also expect to continue to focus significant research and development efforts on ongoing projects to update the technology platforms for several of our offerings. Our research and development expenses were $758 million or 17% of total net revenue in fiscal 2014; $685 million or 17% of total net revenue in fiscal 2013; and $618 million or 16% of total net revenue in fiscal 2012.

SEASONALITY

Historically, our QuickBooks, Consumer Tax, and Professional Tax offerings have been highly seasonal. Revenue from our QuickBooks desktop software products has tended to be highest during our second and third fiscal quarters. Sales of income tax preparation products and services are heavily concentrated from November through April. In our Consumer Tax business, a greater proportion of our revenue has shifted to later in this seasonal period due in part to the growth in sales of TurboTax Online, for which we recognize revenue when tax returns are printed or electronically filed. The seasonality of our Consumer Tax and Professional Tax revenue is also affected by the timing of the availability of tax forms from taxing agencies and the ability of those agencies to receive electronic tax return submissions. Delays in the availability of tax forms or the ability of taxing agencies to receive submissions can cause revenue to shift between our fiscal quarters. These seasonal patterns mean that our total net revenue is usually highest during our second quarter ending January 31 and third quarter ending April 30. We typically report losses in our first quarter ending October 31 and fourth quarter ending July 31. During these quarters, revenue from our tax businesses is minimal while core operating expenses such as research and development continue at relatively consistent levels.

Tables of Contents

In August 2014 we announced that we will begin delivering ongoing releases for our future desktop offerings in order to continuously improve the product experience, accommodate operating system updates, and provide access to connected services. This decision will affect the timing of revenue recognition for future sales of our QuickBooks and Quicken desktop products, where revenue will be recognized over approximately three years, and our Professional Tax solutions, where more revenue will be recognized later in the tax year. We expect the seasonality of our Small Business and Professional Tax offerings to be partially mitigated by this change beginning in fiscal 2015.

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

Tables of Contents

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

Competition Specific to Segments

Small Business Segment. Our QuickBooks desktop product is the leading small business financial management software in the U.S. retail channel. Our small business products and services face competitive challenges from companies such as The Sage Group plc, which offers software and associated services that directly target small business customers. Increasingly, our small business products and services also face competition from newer online accounting offerings from companies such as Xero, free or low-cost online accounting offerings, and free online banking and bill payment services offered by financial institutions and others. In our payroll business we compete directly with Automatic Data Processing, Inc. (ADP), Paychex, and many other companies with payroll offerings, including online payroll offerings. In our merchant services business we compete directly with large financial institutions such as Wells Fargo, JP Morgan Chase, and Bank of America and with many payment processors, including First Data Corporation, Elavon, Global Payments, FIS-Certegy, PayPal, and Square.

Consumer Segment. In our Consumer Tax business, our future growth depends on our ability to attract new customers to the self-preparation tax category from tax stores and other seasonal assisted tax preparers. In the private sector we face intense competition from H&R Block, which provides assisted tax preparation services in its stores and a competing software offering called H&R Block At Home. We also face competition from several other large assisted tax preparation service providers, from a myriad of small seasonal tax preparers, and from numerous online self-preparation offerings, including 2nd Story Software’s TaxACT. These competing offerings subject us to significant price pressure.

We also face competitive challenges in our Consumer Tax business from publicly funded government entities that offer electronic tax preparation and filing services at no cost to individual taxpayers. We are a member of the Free File Alliance, a consortium of private sector companies that has entered into an agreement with the federal government. Under this agreement, the member companies provide online federal tax preparation and filing services at no cost to eligible federal taxpayers, and the federal government has agreed not to provide a competing service. Approximately 23 states have also adopted Free File Alliance public-private agreements while approximately 19 other states offer some form of direct government tax preparation and filing services free to qualified taxpayers. We continue to actively work with others in the private and public sectors to advance the goals of the Free File Alliance policy initiative and to support successful public-private partnerships. However, future administrative, regulatory, or legislative activity in this area could harm our Consumer Tax business.

Tables of Contents

In our Consumer Ecosytem business, we face competition from newer online and mobile personal finance offerings as well as from traditional financial institutions. Some of these newer competitors are solving specific consumer tasks, such as budgeting and credit scores, while online and mobile-only banks are offering alternatives to traditional banking. Traditional financial institutions continue to offer bill payment and personal finance solutions.

Professional Tax Segment. Our Lacerte professional tax offerings face competition from competitively-priced tax and accounting solutions that include integration with non-tax functionality. These include CCH’s ProSystems fx Office Suite and Thomson Reuters’ CS Professional Suite and GoSystems Tax. Our ProSeries professional tax offerings face competition from CCH’s ATX and TaxWise offerings. We also face growing competition from online tax and accounting offerings, which may be marketed more effectively or have lower pricing than our offerings for accounting professionals.

Competitive Factors

We believe the most important competitive factors for our core offerings – QuickBooks, TurboTax, Lacerte, ProSeries, and Quicken – are ease of use, product features, size of the installed customer base, brand name recognition, value proposition, cost, reliability, and product and support quality. Access to distribution channels is also important for our QuickBooks, TurboTax, and Quicken software products. In addition, support from accounting professionals and the ability for customers to upgrade within product families as their businesses grow are significant competitive factors for our QuickBooks products. Productivity is an important competitive factor for the full-service accounting firms to which we market our Lacerte software products. We believe we compete effectively on these factors as our QuickBooks, TurboTax, and Quicken products are the leading products in the U.S. retail sales channel for their respective categories.

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

We offer free self-help information through our technical support websites for our QuickBooks, TurboTax, Professional Tax, and Quicken software products. Customers can use our websites to find answers to commonly asked questions and check on the status of orders. Under certain paid support plans, customers can also use our websites to receive product updates electronically. Support alternatives and fees vary by product. We sponsor online user communities such as Intuit Community for small businesses and accounting professionals, and TurboTax Live Community, where consumers can share knowledge and product advice with each other. We also offer live tax advice from U.S.-based tax professionals to TurboTax users.

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

Our primary data centers are a facility we own in Washington state and a co-located data center in Nevada. We also have a number of other data centers that are primarily located in the western United States and Canada. We continue to execute on a multi-year plan to transition to fewer data centers in more geographically diverse locations. In addition, we have an enterprise agreement with Amazon Web Services and over time will be hosting an increasing number of our applications and services in their secure online environment.

Desktop Software and Supplies

The key processes in manufacturing desktop software are manufacturing compact discs (CDs) and digital video discs (DVDs), printing boxes and related materials, and assembling and shipping the final products.

For retail manufacturing, we have an agreement with Arvato Digital Services, Inc. (ADiS), a division of Bertelsmann AG, under which ADiS provides a majority of the manufacturing volume for our launches of QuickBooks, TurboTax and Quicken, as well as for day-to-day replenishment after product launches. ADiS has operations in multiple locations that can provide

Tables of Contents

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

We have multiple sources for all of our raw materials and availability has historically not been a significant problem for us. We continue to see consolidation among CD/DVD suppliers and reduced demand overall for this media type. As a result, we believe CD/DVD media may become more difficult to obtain in the next three to five years.

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

Tables of Contents

GOVERNMENT REGULATION

Our Consumer Tax and Professional Tax businesses are subject to federal and state government requirements, including regulations related to the electronic filing of tax returns, the provision of tax preparer assistance, and the use and disclosure of customer information. In addition, we offer certain other products and services, such as small business payroll and merchant payment processing services, which are subject to special regulatory requirements. As we expand our products and services, both domestically and internationally, we may become subject to additional government regulation. Further, regulators may adopt new laws or regulations or their interpretation of existing laws or regulations may differ from ours. These increased regulatory requirements could impose significant limitations on our business and increase our cost of compliance.

We are subject to federal and state laws and government regulations concerning employee safety and health and environmental matters. The Occupational Safety and Health Administration, the Environmental Protection Agency, and other federal and state agencies have the authority to put regulations in place that may have an impact on our operations.

INTELLECTUAL PROPERTY

Our success depends on the proprietary technology embodied in our offerings. We protect this proprietary technology by relying on a variety of intellectual property mechanisms, including copyright, patent, trade secret and trademark laws, restrictions on disclosure and other methods. For example, we regularly file applications for patents, copyrights and trademarks and service marks in order to protect intellectual property that we believe is important to our business. We hold a growing patent portfolio that we believe is important to Intuit's overall competitive advantage, although we are not materially dependent on any one patent or particular group of patents in our portfolio at this time. We also have a number of registered trademarks that include Intuit, QuickBooks, TurboTax, Lacerte, ProSeries, Quicken, and Mint. We have registered these and other trademarks and service marks in the United States and, depending on the relevance of each brand to other markets, in many foreign countries. Most registrations can be renewed perpetually at 10-year intervals. We also license intellectual property from third parties for use in our products.

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

EMPLOYEES

As of July 31, 2014, we had approximately 8,000 full-time employees in major offices in the United States, Canada, India, the United Kingdom and other locations. We also employ a significant number of seasonal and contract employees during the second and third quarters of our fiscal years to support our consumer tax customers. For example, at the peak of the 2013 tax season we employed approximately 750 seasonal employees. We believe our future success and growth will depend on our ability to attract and retain qualified employees in all areas of our business. We do not currently have any collective bargaining agreements with our employees, and we believe employee relations are generally good. Although we have employment-related agreements with a number of key employees, these agreements do not guarantee continued service. We believe we offer competitive compensation and a good working environment. We were named one of Fortune magazine’s “100 Best Companies to Work For” in each of the last thirteen years. However, we face intense competition for qualified employees, and we expect to face continuing challenges in recruiting and retention.

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

Tables of Contents

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

Our consumer tax business also faces significant competition from the public sector, where we face the risk of federal and state taxing authorities developing software or other systems to facilitate tax return preparation and electronic filing at no charge to taxpayers. These or similar programs may be introduced or expanded in the future, which may cause us to lose customers and revenue. Although the Free File Alliance has kept the federal government from being a direct competitor to Intuit’s tax offerings, it has fostered additional online competition and may cause us to lose significant revenue opportunities. The current agreement with the Free File Alliance is scheduled to expire in October 2015. We anticipate that governmental encroachment at both the federal and state levels may present a continued competitive threat to our business for the foreseeable future.

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

The number of people who access products and services through devices other than personal computers, including mobile phones, smartphones, and handheld computers such as tablets, continues to increase. We have devoted significant resources to develop products and services for users of these alternative devices, but the versions of our products and services developed for these devices may not be compelling to users. Even if we are able to attract new users through these mobile offerings, the amount of revenue that we derive per user from mobile offerings may be less than the revenue that we have historically derived from users of personal computers. As new devices and new platforms are continually being released, it is difficult to predict the problems we may encounter in developing versions of our products and services for use on these alternative devices and we may need to devote significant resources to the creation, support, and maintenance of such offerings. If we are slow to develop products and technologies that are compatible with these alternative devices, or if our competitors are able to achieve those results more quickly than us, we will fail to capture a significant share of an increasingly important portion of the market for online services, which could adversely affect our business.

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

Tables of Contents

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

We are in the process of migrating our applications and infrastructure to new data centers and to third party hosted environments. If we do not execute the transition to these new environments in an effective manner, we may experience unplanned service disruptions or unforeseen increases in costs which may harm our operating results and our business.

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

We host, collect, use and retain sensitive and personal customer information and data. A security breach resulting in third party access to this information and data could materially disrupt our businesses, result in the disclosure of confidential information, significantly damage our reputation and cause material losses.

We host, collect, use and retain large amounts of sensitive and personal customer information and data, including credit card numbers, tax return information, bank account numbers and passwords, personal and business financial data and transactions, social security numbers, healthcare information and payroll information. In addition, we collect and maintain sensitive and personal information of our employees in the ordinary course of our business. The volume of sensitive and personal information that we collect has been increasing and will continue to increase as we further transition our businesses to connected services. We and our vendors use commercially available security technologies to protect this information and data, and we also use security and business controls to limit access to and use of such sensitive and personal customer information and data. However, a major breach of our security measures or those of third parties that provide hosting services or have access to our sensitive and personal customer information may have serious negative consequences for our businesses, including possible fines, penalties and damages, reduced customer demand for our services, material harm to our reputation and brands, further regulation and oversight by federal or state agencies, and loss of our ability to provide financial transaction services or accept and process customer credit card orders or tax returns.

From time to time, we detect, or receive notices from customers or public or private agencies that they have detected, vulnerabilities in our servers, our software or third-party software components that are distributed with our products. The existence of vulnerabilities, even if they do not result in a security breach, may harm customer confidence and require substantial resources to address, and we may not be able to discover or remediate such security vulnerabilities before they are

Tables of Contents

exploited. In addition, our technologies, systems, and networks and our customers' devices have been subject to, and are likely to continue to be the target of, cyber attacks, computer viruses, worms, phishing attacks, malicious software programs and other information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of our customers' sensitive and personal information and data, or otherwise disrupt our or our customers' or other third parties' business operations. Although this is an industry-wide problem that affects software across platforms, it is increasingly affecting our offerings because cybercriminals tend to focus their efforts on well-known offerings that are popular among customers, and we expect them to continue to do so. If these cybercriminals are able to circumvent our security measures, or if we are unable to detect an intrusion into our systems and contain such intrusion in a reasonable amount of time, our customers' sensitive and personal information and data may be compromised.

In addition, our employees, contractors, temporary and seasonal employees may have access to sensitive and personal information of our customers and employees. While we conduct background checks of our employees and these other individuals and limit access to systems and data, it is possible that one or more of these individuals may circumvent these controls, resulting in a security breach. In addition, we rely on third party vendors to host certain of our sensitive and personal information and data. While we conduct due diligence on these third party parters with respect to their security and business controls, we may not not have the ability to effectively monitor or oversee the implementation of these controls measures, and, in any event, individuals or third parties may be able to circumvent and/or exploit vulnerabilities that may exist in these security and business controls, resulting in a loss of sensitive and personal customer or employee information and data.

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

In particular, we have relationships with banks, credit unions and other financial institutions that support certain critical services we offer to our customers. If macroeconomic conditions or other factors cause any of these institutions to fail, consolidate, stop providing certain services or institute cost-cutting efforts, our business and financial results may suffer and we may be unable to offer those services to our customers.

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

Many of our businesses are regulated under federal, state and local laws, including our tax, accounting professionals, payroll and payments businesses. There have been significant new regulations and heightened focus by the government on many of these areas, as well as in areas such as insurance and healthcare (including, for example, the Affordable Care Act) and the collection, use and security of user data. As we expand our products and services and revise our business models, both domestically and internationally, we may become subject to additional government regulation or increased regulatory scrutiny. Further, regulators may adopt new laws or regulations or their interpretation of existing laws or regulations may differ from ours as well as the laws of other jurisdictions in which we operate. These regulatory requirements could impose significant limitations, require changes to our business, require notification to customers or employees of a security breach, restrict our use of personal information, or cause changes in customer purchasing behavior which may make our business more costly, less

Tables of Contents

efficient or impossible to conduct, and may require us to modify our current or future products or services, which may harm our future financial results. In particular, as our business continues to expand to new industry segments that may be more highly regulated for privacy and data security, and to countries outside the United States that have more strict data protection laws, our compliance requirements and costs may increase. We have incurred – and may continue to incur – significant expenses to comply with mandatory privacy and security standards and protocols imposed by law, regulation, industry standards or contractual obligations.

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

We may become increasingly subject to infringement claims, including patent, copyright, trade secret, and trademark infringement claims. Litigation may be necessary to determine the validity and scope of the intellectual property rights of others. We have received a number of allegations of intellectual property infringement claims in the past and expect to receive more claims in the future based on allegations that our offerings infringe upon the intellectual property held by third parties. Some of these claims are the subject of pending litigation against us and against some of our customers. These claims may involve patent holding companies or other adverse intellectual property owners who have no relevant product revenues of their own, and against whom our own intellectual property may provide little or no deterrence. The ultimate outcome of any allegation is uncertain and, regardless of outcome, any such claim, with or without merit, may be time consuming to defend, result in costly litigation, divert management’s time and attention from our business, require us to stop selling, delay shipping or redesign our products, or require us to pay monetary damages for royalty or licensing fees, or to satisfy indemnification obligations that we have with some of our customers. Our failure to obtain necessary license or other rights, or litigation arising out of intellectual property claims may harm our business.

Tables of Contents

We rely on third party intellectual property in our products and services.

Many of our products and services include intellectual property of third parties, which we license under agreements that may need to be renewed or renegotiated from time to time. We may not be able to obtain licenses to these third party technologies or content on reasonable terms, or at all. If we are unable to obtain the rights necessary to use this intellectual property in our products and services, we may not be able to sell the affected offerings and customers who are currently using the affected product may be disrupted, which may in turn harm our future financial results, damage our brand, and result in customer loss. Also, we and our customers have been and may continue to be subject to infringement claims as a result of the third party intellectual property incorporated in to our offerings. Although we try to mitigate this risk and we may not be ultimately liable for any potential infringement, pending claims require us to use significant resources, require management attention and could result in loss of customers.

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

Much of our future success depends on the continued service and availability of skilled personnel, including members of our executive team, and those in technical, marketing and staff positions. Experienced personnel in the software, mobile technologies, data science, data security, and software as a service industries are in high demand and competition for their talents is intense, especially in California and India, where the majority of our employees are located. Also, as we strive to continue to adapt to technological change and introduce new and enhanced products and business models, we must be able to secure, maintain and develop the right quality and quantity of engaged and committed talent. Although we strive to be an employer of choice, we may not be able to continue to successfully attract, retain and develop key personnel which may cause our business to suffer.

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

Tables of Contents

The nature of our products and services necessitates timely product launches and if we experience significant product quality problems or delays, it may harm our revenue, earnings and reputation.

All of our tax products and many of our non-tax products have rigid development timetables that increase the risk of errors in our products and the risk of launch delays. Our tax preparation software product development cycle is particularly challenging due to the need to incorporate unpredictable tax law and tax form changes each year and because our customers expect high levels of accuracy and a timely launch of these products to prepare and file their taxes by the tax filing deadline. Due to the complexity of our products and the condensed development cycles under which we operate, our products sometimes contain glitches that may unexpectedly interfere with the operation of the software. The complexity of our products may also make it difficult for us to consistently deliver offerings that contain the features, functionality and level of accuracy that our customers expect. When we encounter problems we may be required to modify our code, distribute patches to customers who have already purchased the product and recall or repackage existing product inventory in our distribution channels. If we encounter development challenges or discover errors in our products late in our development cycle it may cause us to delay our product launch date. Any major defects or launch delays may lead to loss of customers and revenue, negative publicity, customer and employee dissatisfaction, reduced retailer shelf space and promotions, and increased operating expenses, such as inventory replacement costs, legal fees or payments resulting from our commitment to reimburse penalties and interest paid by customers due solely to calculation errors in our consumer tax preparation products.

Our businesses are highly seasonal and our quarterly results could fluctuate significantly.

Historically, several of our businesses have been highly seasonal and this has caused significant fluctuations in our quarterly financial results. Due to the timing of annual product releases, revenue from our QuickBooks desktop software products has tended to be highest during our second and third fiscal quarters. Sales of income tax preparation products and services are heavily concentrated from November through April. These seasonal patterns mean that our total revenue is usually highest during the second and third fiscal quarters ending January 31 and April 30. We typically experience lower revenues, and operating losses, in the first and fourth fiscal quarters ending October 31 and July 31. Although in the longer term we expect the seasonality of certain of our businesses to diminish due to our decision to deliver ongoing releases for our future desktop offerings and due to increasing customer preference for online and subscription versions of our offerings, we expect the seasonality of certain other businesses, particularly our consumer tax business, to continue. In the near term we expect the seasonality of our overall business to continue. Our financial results may also fluctuate from quarter to quarter and year to year due to a variety of factors, including factors that may affect the timing of revenue recognition. These include changes to our offerings that result in the inclusion or exclusion of ongoing services; changes in product pricing strategies or product sales mix; the timing of the availability of federal and state tax forms from taxing agencies and the ability of those agencies to receive electronic tax return submissions; changes in consumer behavior; and the timing of our discontinuation of support for older product offerings. Other factors that may affect our quarterly or annual financial results include the timing of acquisitions, divestitures, and goodwill and acquired intangible asset impairment charges. Any fluctuations in our operating results may adversely affect our stock price.

We are frequently a party to litigation and regulatory inquiries which could result in an unfavorable outcome and have an adverse effect on our business, financial condition, results of operation and cash flows.

We are subject to various legal proceedings, claims and regulatory inquiries that have arisen out of the ordinary conduct of our business and are not yet resolved and additional claims and inquiries may arise in the future. The number and significance of these claims and inquiries have increased as our businesses have evolved. Any proceedings, claims or inquiries initiated by or against us, whether successful or not, may be time consuming; result in costly litigation, damage awards, consent decrees, injunctive relief or increased costs of business; require us to change our business practices or products; require significant amounts of management time; result in diversion of significant operations resources; or otherwise harm our business and future financial results.

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

Tables of Contents

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

Our acquisitions have resulted in significant expenses, including amortization and impairment of acquired technology and other acquired intangible assets, and impairment of goodwill. Total costs and expenses in these categories were approximately $46 million in fiscal 2014, $99 million in fiscal 2013, and $33 million in fiscal 2012. Although under current accounting rules goodwill is not amortized, we may incur impairment charges related to the goodwill already recorded and to goodwill arising out of future acquisitions. We test the impairment of goodwill annually in our fourth fiscal quarter or more frequently if indicators of impairment arise. The timing of the formal annual test may result in charges to our statement of operations in our fourth fiscal quarter that may not have been reasonably foreseen in prior periods. The total costs and expenses for fiscal 2013 included a goodwill and intangible asset impairment charges of $46 million that reduced the carrying value of our Intuit Health goodwill and intangible assets to zero. We completed the sale of that business in the first quarter of fiscal 2014. At July 31, 2014, we had $1.6 billion in goodwill and $199 million in net acquired intangible assets on our balance sheet, both of which may be subject to impairment charges in the future. New acquisitions, and any impairment of the value of acquired intangible assets, may have a significant negative impact on our future financial results.

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

Tables of Contents

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

Tables of Contents

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

Tables of Contents

ITEM 1B
UNRESOLVED STAFF COMMENTS

None.

ITEM 2
PROPERTIES

Our principal locations, their purposes and the expiration dates for the leases on facilities at those locations as of July 31, 2014 are shown in the table below. We have renewal options on many of our leases.

Location	Purpose	Approximate Square Feet	Principal Lease Expiration Dates

Mountain View and Menlo Park, California	Corporate headquarters and principal offices for Small Business segment and Consumer Ecosystem business	889,000	2024 - 2026
San Diego, California	Principal offices for Consumer Tax business	466,000	2017
Bangalore, India	Principal offices for Intuit India	359,000	2015 - 2022
Quincy, Washington	Primary data center	240,000	Owned
Woodland Hills, California	Principal offices for Small Business payment solutions business	168,000	2018
Plano, Texas	Principal offices for Professional Tax segment and data center	166,000	2026

We own buildings comprising approximately 192,000 square feet of the total square feet shown in the table above for our Mountain View and Menlo Park, California headquarters facility. We also lease or own facilities in a number of smaller domestic locations and internationally in Canada, the United Kingdom, Singapore, Australia, and several other locations. We believe our facilities are suitable and adequate for our current and near-term needs, and that we will be able to locate additional facilities as needed. See Note 9 to the financial statements in Item 8 of this Annual Report for more information about our lease commitments.

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

Tables of Contents

PART II

ITEM 5
MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for Common Stock

Intuit’s common stock is quoted on the NASDAQ Global Select Market under the symbol “INTU.” The following table shows the range of high and low sale prices reported on the NASDAQ Global Select Market for the periods indicated. The closing price of Intuit’s common stock on August 29, 2014 was $83.18.

	High	Low
Fiscal year ended July 31, 2013
First quarter	$61.70	$57.09
Second quarter	64.47	57.60
Third quarter	68.41	55.54
Fourth quarter	65.73	56.74

Fiscal year ended July 31, 2014
First quarter	$71.97	$61.50
Second quarter	77.78	70.81
Third quarter	82.40	69.02
Fourth quarter	83.54	73.50

Stockholders

As of August 29, 2014 we had approximately 540 record holders and approximately 119,000 beneficial holders of our common stock.

Dividends

Prior to fiscal 2012, Intuit paid no cash dividends on its common stock. We declared and paid quarterly cash dividends that totaled $0.60 per share of outstanding common stock or $178 million during fiscal 2012; $0.68 per share of outstanding common stock or $203 million during fiscal 2013; and $0.76 per share of outstanding common stock or $220 million during fiscal 2014. In August 2014 our Board of Directors declared a quarterly cash dividend of $0.25 per share of outstanding common stock payable on October 20, 2014 to stockholders of record at the close of business on October 10, 2014. We currently expect to continue to pay comparable cash dividends on a quarterly basis in the future; however, future declarations of dividends and the establishment of future record dates and payment dates are subject to the final determination of our Board of Directors.

Recent Sales of Unregistered Securities

None.

Tables of Contents

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Stock repurchase activity during the three months ended July 31, 2014 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans

May 1, 2014 through May 31, 2014	882,343	$76.29	882,343	$1,955,231,114
June 1, 2014 through June 30, 2014	1,077,843	$78.99	1,077,843	$1,870,088,800
July 1, 2014 through July 31, 2014	—	$—	—	$1,870,088,800
Total	1,960,186	$77.78	1,960,186

Note: All of the shares purchased as part of publicly announced plans during the three months ended July 31, 2014 were purchased under a plan we announced on August 19, 2013 under which we are authorized to repurchase up to $2 billion of our common stock from time to time over a four-year period ending on August 19, 2017. At July 31, 2014, authorization from our Board of Directors to expend up to $1.9 billion remained available under that plan.

Tables of Contents

Company Stock Price Performance

The graph below compares the cumulative total stockholder return on Intuit common stock for the last five full fiscal years with the cumulative total returns on the S&P 500 Index and the Morgan Stanley Technology Index for the same period. The graph assumes that $100 was invested in Intuit common stock and in each of the other indices on July 31, 2009 and that all dividends were reinvested. Intuit did not pay cash dividends prior to fiscal 2012. The comparisons in the graph below are based on historical data – with Intuit common stock prices based on the closing price on the dates indicated – and are not intended to forecast the possible future performance of Intuit’s common stock.

	July 31, 2009	July 31, 2010	July 31, 2011	July 31, 2012	July 31, 2013	July 31, 2014
Intuit Inc.	$100.00	$133.84	$157.24	$197.53	$220.00	$285.04
S&P 500	$100.00	$113.83	$136.21	$148.64	$185.80	$217.28
Morgan Stanley Technology Index	$100.00	$113.68	$139.39	$155.12	$164.45	$210.75

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

In fiscal 2007 we issued $1 billion in senior notes and in fiscal 2012 we repaid $500 million of those notes when they became due using cash from operations. In fiscal 2010 through fiscal 2014 we acquired several companies, including PayCycle, Inc., Mint Software Inc., Demandforce, Inc., and Check Inc. We have included the results of operations for each of them in our consolidated results of operations from their respective dates of acquisition.

We sold our Intuit Real Estate Solutions business in fiscal 2010. In fiscal 2013 we completed the sale of our Intuit Websites business and in fiscal 2014 we completed the sales of our Intuit Financial Services and Intuit Health businesses. We accounted for all of these businesses as discontinued operations and have therefore reclassified our statements of operations for all periods presented below to reflect them as such. We have also reclassified our balance sheets for all periods presented below to reflect Intuit Financial Services as discontinued operations. The net assets of Intuit Real Estate Solutions, Intuit Websites, and Intuit Health were not significant, so we have not reclassified our balance sheets for any period presented below to reflect them as discontinued operations.

To better understand the information in these tables, investors should read “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Annual Report, and the financial statements and related notes in Item 8 of this Annual Report, especially Note 7, “Discontinued Operations.”

Consolidated Statement of Operations Data	Fiscal
(In millions, except per share amounts)	2014	2013	2012	2011	2010

Total net revenue	$4,506	$4,171	$3,808	$3,449	$3,091
Total costs and expenses	3,192	2,938	2,640	2,367	2,161
Operating income from continuing operations	1,314	1,233	1,168	1,082	930

Total share-based compensation expense included in total costs and expenses	204	184	159	144	126

Net income from continuing operations	861	823	764	688	579
Net income (loss) from discontinued operations	46	35	28	(54)	(5)
Net income	907	858	792	634	574

Net income per common share:
Basic net income per share from continuing operations	$3.02	$2.78	$2.58	$2.24	$1.83
Basic net income (loss) per share from discontinued operations	0.16	0.11	0.09	(0.18)	(0.01)
Basic net income per share	$3.18	$2.89	$2.67	$2.06	$1.82

Diluted net income per share from continuing operations	$2.96	$2.72	$2.51	$2.17	$1.78
Diluted net income(loss) per share from discontinued operations	0.16	0.11	0.09	(0.17)	(0.01)
Diluted net income per share	$3.12	$2.83	$2.60	$2.00	$1.77

Dividends declared per common share	$0.76	$0.68	$0.60	$—	$—

Tables of Contents

Consolidated Balance Sheet Data	At July 31,
(In millions)	2014	2013	2012	2011	2010

Cash, cash equivalents and investments	$1,914	$1,661	$744	$1,421	$1,622
Long-term investments	31	83	75	63	91
Working capital	1,200	1,116	258	449	1,074
Total assets	5,201	5,486	4,684	5,110	5,198
Current portion of long-term debt	—	—	—	500	—
Long-term debt	499	499	499	499	998
Other long-term obligations	203	167	166	175	143
Total stockholders’ equity	3,078	3,531	2,744	2,616	2,821

ITEM 7
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) includes the following sections:

•	Executive Overview that discusses at a high level our operating results and some of the trends that affect our business.

•	Critical Accounting Policies and Estimates that we believe are important to understanding the assumptions and judgments underlying our financial statements.

•	Results of Operations that includes a more detailed discussion of our revenue and expenses.

•	Liquidity and Capital Resources which discusses key aspects of our statements of cash flows, changes in our balance sheets and our financial commitments.

You should note that this MD&A discussion contains forward-looking statements that involve risks and uncertainties. Please see the section entitled “Forward-Looking Statements and Risk Factors” at the beginning of Item 1A for important information to consider when evaluating such statements.

You should read this MD&A in conjunction with the financial statements and related notes in Item 8 of this Annual Report. In fiscal 2014 we acquired Check Inc. and in fiscal 2012 we acquired Demandforce, Inc. We have included their results of operations in our consolidated results of operations from the dates of acquisition.

In fiscal 2013 we completed the sale of our Intuit Websites business and in fiscal 2014 we completed the sales of our Intuit Financial Services (IFS) and Intuit Health businesses. We accounted for all of these businesses as discontinued operations and have therefore reclassified our statements of operations for all periods presented to reflect them as such. We have also reclassified our balance sheets for all periods presented to reflect IFS as discontinued operations. The net assets of Intuit Websites and Intuit Health were not significant, so we have not reclassified our balance sheets for any period presented to reflect them as discontinued operations. Because the cash flows of our Intuit Websites, IFS, and Intuit Health discontinued operations were not material for any period presented, we have not segregated the cash flows of those businesses from continuing operations on our statements of cash flows. See “Results of Operations – Non-Operating Income and Expense – Discontinued Operations” later in this Item 7 for more information. Unless otherwise noted, the following discussion pertains to our continuing operations.

Executive Overview

This overview provides a high level discussion of our operating results and some of the trends that affect our business. We believe that an understanding of these trends is important in order to understand our financial results for fiscal 2014 as well as our future prospects. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this Annual Report on Form 10-K.

Tables of Contents

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

Historically, our QuickBooks, Consumer Tax, and Professional Tax offerings have been highly seasonal. Revenue from our QuickBooks software products have tended to be highest during our second and third fiscal quarters. Sales of income tax preparation products and services are heavily concentrated from November through April. In our Consumer Tax business, a greater proportion of our revenue has shifted to later in this seasonal period due in part to the growth in sales of TurboTax Online, for which we recognize revenue when tax returns are printed or electronically filed. The seasonality of our Consumer Tax and Professional Tax revenue is also affected by the timing of the availability of tax forms from taxing agencies and the ability of those agencies to receive electronic tax return submissions. Delays in the availability of tax forms or the ability of taxing agencies to receive submissions can cause revenue to shift between our fiscal quarters. These seasonal patterns mean that our total net revenue is usually highest during our second quarter ending January 31 and third quarter ending April 30. We typically report losses in our first quarter ending October 31 and fourth quarter ending July 31. During these quarters, revenue from our tax businesses is minimal while core operating expenses such as research and development continue at relatively consistent levels.

In August 2014 we announced that we will begin delivering ongoing releases for our future desktop offerings in order to improve the product experience, accommodate operating system updates, and provide access to connected services. We believe that providing more frequent releases will create a better experience for customers who choose our desktop offerings, as well as a more seamless transition to our online offerings in the future. This decision will affect the timing of revenue recognition for future sales of our QuickBooks and Quicken desktop products, where revenue will be recognized over approximately three years, and our Professional Tax solutions, where more revenue will be recognized later in the tax year. As a result of this decision, in fiscal 2015 we expect to defer approximately $400 million in revenue to future periods. We expect the seasonality of our Small Business and Professional Tax offerings to be partially mitigated by this change beginning in fiscal 2015.
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

Overview of Financial Results

The most important financial indicators that we use to assess our business are revenue growth for the company as a whole, for each reportable segment, and for product lines within each reportable segment; operating income growth and operating income margins for the company as a whole and for each reportable segment; earnings per share; and cash flow from operations. We also track certain non-financial drivers of revenue growth and, when material, identify them in the applicable discussions of segment results below. These non-financial drivers include, for example, customer growth and retention for all of our

Tables of Contents

businesses, annualized recurring revenue (ARR) for our Small Business Online Ecosystem, and transaction volume for our payment processing business. We define ARR as four times the most recent fiscal quarter revenue for our online small business offerings, including QuickBooks Online, online payroll, online payments, Demandforce, and QuickBase. Total credit and debit card transaction volume correlates strongly with the macroeconomic environment and is one of the key drivers of revenue growth in our payment processing business. Customers for our connected services offerings have generally grown faster than those for our traditional desktop software offerings, reflecting our strategic focus on connected services over the past few years. Connected services generated $3.0 billion or 66% of our total revenue in fiscal 2014, compared with 50% of our total revenue six years ago. We expect connected services revenue as a percentage of our total revenue to continue to grow in the future.

Total net revenue for fiscal 2014 was $4.5 billion, an increase of 8% compared with fiscal 2013. Our Small Business and Consumer segments were the key drivers of revenue growth. Revenue in our Small Business segment increased 10% compared with fiscal 2013 due to growth in connected services offerings. Revenue in our Consumer segment increased 7% compared with fiscal 2013 due to 10% growth in paid federal TurboTax units, partially offset by changes in product mix.

Operating income from continuing operations increased 7% in fiscal 2014 compared with fiscal 2013 due to higher revenue partially offset by higher costs and expenses. Operating expenses were higher due to increases in staffing expenses and, to a lesser extent, to increases in expenses for marketing programs and share-based compensation. Net income from continuing operations increased 5% in fiscal 2014 compared with fiscal 2013 due to the increase in operating income and a gain on the sale of an equity investment, partially offset by a higher effective tax rate in the fiscal 2014 period. Diluted net income per share from continuing operations for fiscal 2014 increased 9% to $2.96 as a result of the increase in net income and the decline in weighted average diluted common shares compared with fiscal 2013.

We ended fiscal 2014 with cash, cash equivalents and investments totaling $1.9 billion. In fiscal 2014 we generated cash from operations, from the sale of our Intuit Financial Services business and, to a lesser extent, from the issuance of common stock under employee stock plans. During the same period we used cash for the repurchase of shares of our common stock under our stock repurchase programs, acquisitions of businesses, the payment of cash dividends, and capital expenditures. At July 31, 2014, we had authorization from our Board of Directors to expend up to an additional $1.9 billion for stock repurchases through August 19, 2017.

Critical Accounting Policies and Estimates

In preparing our consolidated financial statements in accordance with U.S. generally accepted accounting principles (GAAP), we are required to make estimates, assumptions, and judgments that can have a significant impact on our net revenue, operating income or loss and net income or loss, as well as on the value of certain assets and liabilities on our balance sheet. We believe that the estimates, assumptions, and judgments involved in the following accounting policies have the greatest potential impact on our consolidated financial statements, so we consider these to be our critical accounting policies:

•	Revenue Recognition

•	Business Combinations

•	Goodwill, Acquired Intangible Assets, and Other Long-Lived Assets – Impairment Assessments

•	Accounting for Share-Based Compensation Plans

•	Legal Contingencies

•	Accounting for Income Taxes – Estimates of Deferred Taxes, Valuation Allowances, and Uncertain Tax Positions

Our senior management has reviewed the development and selection of these critical accounting policies and their disclosure in this Annual Report on Form 10-K with the Audit and Risk Committee of our Board of Directors.

Revenue Recognition

We derive revenue from the sale of software subscriptions, hosted services, packaged software products, financial supplies, technical support plans, transaction fees, merchant services hardware, and multiple element arrangements that may include a combination of these items. We follow the appropriate revenue recognition rules for each type of revenue. For additional information, see “Revenue Recognition” in Note 1 to the financial statements in Item 8 of this Annual Report. We generally recognize revenue when persuasive evidence of an arrangement exists, we have delivered the product or performed the service, the fee is fixed or determinable and collectibility is probable. However, determining whether and when some of these criteria have been satisfied often involves exercising judgment and using estimates that can have a significant impact on the timing and

Tables of Contents

amount of revenue we report. For example, for multiple element arrangements containing only software and software-related elements, we must exercise judgment and use estimates in order to (1) allocate the total price among the various elements we must deliver; (2) determine whether undelivered services are essential to the functionality of the delivered products and services; (3) determine whether vendor-specific evidence of fair value exists for each undelivered element; and (4) determine whether and when each element has been delivered. For multiple element arrangements containing non-software elements, we must exercise judgment and use estimates in order to (1) determine whether and when each element has been delivered; (2) determine the fair value of each element using the selling price hierarchy of vendor-specific evidence (VSOE) of fair value if available, third-party evidence (TPE) if VSOE is not available, and estimated selling price (ESP) if neither VSOE nor TPE is available; and (3) allocate the total price among the various elements based on the relative selling price method. If we were to change any of these judgments or estimates, it could cause a material increase or decrease in the amount of revenue that we report in a particular period. Amounts for fees collected or invoiced and due relating to arrangements where revenue cannot be recognized are reflected on our balance sheet as deferred revenue and recognized when the applicable revenue recognition criteria are satisfied.

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

Business Combinations

As described in “Description of Business and Summary of Significant Accounting Policies — Business Combinations,” in Note 1 to the financial statements in Item 8 of this Annual Report, under the acquisition method of accounting we generally recognize the identifiable assets acquired, the liabilities assumed, and any noncontrolling interests in an acquiree at their fair values as of the date of acquisition. We measure goodwill as the excess of consideration transferred, which we also measure at fair value, over the net of the acquisition date fair values of the identifiable assets acquired and liabilities assumed. The acquisition method of accounting requires us to exercise judgment and make significant estimates and assumptions regarding the fair values of the elements of a business combination as of the date of acquisition, including the fair values of identifiable intangible assets, deferred tax asset valuation allowances, liabilities related to uncertain tax positions, and contingencies. This method also requires us to refine these estimates over a one-year measurement period to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. If we are required to retroactively adjust provisional amounts that we have recorded for the fair values of assets and liabilities in connection with acquisitions, these adjustments could materially decrease our operating income and net income and result in lower asset values on our balance sheet.

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

Goodwill, Acquired Intangible Assets and Other Long-Lived Assets – Impairment Assessments

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

As described in “Description of Business and Summary of Significant Accounting Policies – Goodwill, Acquired Intangible Assets and Other Long-Lived Assets,” in Note 1 to the financial statements in Item 8 of this Annual Report, in order to estimate the fair value of goodwill we use a weighted combination of a discounted cash flow model (known as the income approach) and comparisons to publicly traded companies engaged in similar businesses (known as the market approach). The income approach requires us to use a number of assumptions, including market factors specific to the business, the amount and timing of estimated future cash flows to be generated by the business over an extended period of time, long-term growth rates for the business, and a rate of return that considers the relative risk of achieving the cash flows and the time value of money. We evaluate cash flows at the reporting unit level. Although the assumptions we use in our discounted cash flow model are

Tables of Contents

consistent with the assumptions we use to generate our internal strategic plans and forecasts, significant judgment is required to estimate the amount and timing of future cash flows from each reporting unit and the relative risk of achieving those cash flows. When using the market approach, we make judgments about the comparability of publicly traded companies engaged in similar businesses. We base our judgments on factors such as size, growth rates, profitability, risk, and return on investment. We also make judgments when adjusting market multiples of revenue, operating income, and earnings for these companies to reflect their relative similarity to our own businesses. We had a total of $1.6 billion in goodwill on our balance sheet at July 31, 2014. See Note 5 to the financial statements in Item 8 of this Annual Report for a summary of goodwill by reportable segment.

We estimate the recoverability of acquired intangible assets and other long-lived assets that have finite useful lives by comparing the carrying amount of the asset to the future undiscounted cash flows that we expect the asset to generate. In order to estimate the fair value of those assets, we estimate the present value of future cash flows from those assets. The key assumptions that we use in our discounted cash flow model are the amount and timing of estimated future cash flows to be generated by the asset over an extended period of time and a rate of return that considers the relative risk of achieving the cash flows and the time value of money. Significant judgment is required to estimate the amount and timing of future cash flows and the relative risk of achieving those cash flows. We also make judgments about the remaining useful lives of acquired intangible assets and other long-lived assets that have finite lives. We had a total of $199 million in net acquired intangible assets on our balance sheet at July 31, 2014.

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

During the fourth quarters of fiscal 2014, fiscal 2013, and fiscal 2012 we performed our annual goodwill impairment tests. Using the methodology described in “Description of Business and Summary of Significant Accounting Policies – Goodwill, Acquired Intangible Assets and Other Long-Lived Assets,” in Note 1 to the financial statements in Part 8 of this Annual Report, we determined that the estimated fair values of all of our reporting units exceeded their carrying values and that they were not impaired. In addition, during this analysis we concluded that the estimated fair values of all of our reporting units substantially exceeded their carrying values.

In March 2013 the largest customer for our Intuit Health business acquired a company that offered similar solutions and competed with us directly in that market space. As a result, we performed an interim impairment test of goodwill and acquired intangible assets during the third quarter of fiscal 2013. We concluded that the carrying amounts of goodwill and certain definite-lived acquired intangible assets associated with our Intuit Health business were impaired and recorded an impairment charge of approximately $46 million that reduced the carrying value of those assets to zero. See “Fair Value Measurements – Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis,” in Note 2 to the financial statements in Item 8 of this Annual Report for more information. In the fourth quarter of fiscal 2013 management approved a plan to sell our Intuit Health business and we accounted for it as discontinued operations. In the first quarter of fiscal 2014 we completed the sale for cash consideration that was not significant. Intuit Health was part of our former Other Businesses reportable segment.

Accounting for Share-Based Compensation Plans

At July 31, 2014, there was $455 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all equity compensation plans which we will amortize to expense in the future. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize that cost over a weighted average vesting period of 2.4 years.

We use a lattice binomial model and the assumptions described in Note 11 to the financial statements in Item 8 of this Annual Report to estimate the fair value of stock options granted. We estimate the expected term of options granted based on implied exercise patterns using a binomial model. We estimate the volatility of our common stock at the date of grant based on the implied volatility of publicly traded one-year and two-year options on our common stock. Our decision to use implied volatility is based upon the availability of actively traded options on our common stock and our assessment that implied volatility is more representative of future stock price trends than historical volatility. We base the risk-free interest rate that we use in our option valuation model on the implied yield in effect at the time of option grant on constant maturity U.S. Treasury issues with equivalent remaining terms. We use an annualized expected dividend yield in our option valuation model. We estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates.

Tables of Contents

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

Restricted stock units (RSUs) granted typically vest based on continued service. We value these time-based RSUs at the date of grant using the intrinsic value method, adjusted for estimated forfeitures. We amortize the fair value of time-based RSUs on a straight-line basis adjusted for estimated forfeitures over the service period. Certain RSUs granted to senior management vest based on the achievement of pre-established performance or market goals. We estimate the fair value of performance-based RSUs at the date of grant using the intrinsic value method and the probability that the specified performance criteria will be met, adjusted for estimated forfeitures. Each quarter we update our assessment of the probability that the specified performance criteria will be achieved and adjust our estimate of the fair value of the performance-based RSUs if necessary. We amortize the fair values of performance-based RSUs over the requisite service period adjusted for estimated forfeitures for each separately vesting tranche of the award. We estimate the fair value of market-based RSUs at the date of grant using a Monte Carlo valuation methodology and amortize those fair values over the requisite service period adjusted for estimated forfeitures for each separately vesting tranche of the award. The Monte Carlo methodology that we use to estimate the fair value of market-based RSUs at the date of grant incorporates into the valuation the possibility that the market condition may not be satisfied. Provided that the requisite service is rendered, the total fair value of the market-based RSUs at the date of grant must be recognized as compensation expense even if the market condition is not achieved. However, the number of shares that ultimately vest can vary significantly with the performance of the specified market criteria. All of the RSUs we grant have dividend rights that are subject to the same vesting requirements as the underlying equity awards, so we do not adjust the intrinsic (market) value of our RSUs for dividends. See Note 11 to the financial statements in Item 8 of this Annual Report for more information.

Legal Contingencies

We are subject to certain legal proceedings, as well as demands, claims and threatened litigation that arise in the normal course of our business. We review the status of each significant matter quarterly and assess our potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, we record a liability and an expense for the estimated loss. If we determine that a loss is possible and the range of the loss can be reasonably determined, then we disclose the range of the possible loss. Significant judgment is required in the determination of whether a potential loss is probable, reasonably possible, or remote as well as in the determination of whether a potential exposure is reasonably estimable. Our accruals are based on the best information available at the time. As additional information becomes available, we reassess the potential liability related to our pending claims and litigation and may revise our estimates. Potential legal liabilities and the revision of estimates of potential legal liabilities could have a material impact on our financial position and results of operations.

Accounting for Income Taxes – Estimates of Deferred Taxes, Valuation Allowances, and Uncertain Tax Positions

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

At July 31, 2014, we had net deferred tax assets of $72 million which included a valuation allowance of $24 million for loss and tax credit carryforwards related to state tax credits, state capital and operating losses, and foreign losses. We recorded the valuation allowance to reflect uncertainties about whether we will be able to utilize some of our deferred tax assets before they expire. While we believe our current valuation allowance is sufficient, we could in the future be required to increase the valuation allowance to take into account additional deferred tax assets that we may be unable to realize. We assess the need for an adjustment to the valuation allowance on a quarterly basis. The assessment is based on our estimates of future sources of taxable income for the jurisdictions in which we operate and the periods over which our deferred tax assets will be realizable. See Note 10 to the financial statements in Item 8 of this Annual Report for more information.

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

Results of Operations

Financial Overview

(Dollars in millions, except per share amounts)	Fiscal 2014	Fiscal 2013	Fiscal 2012	2014-2013 % Change	2013-2012 % Change

Total net revenue	$4,506	$4,171	$3,808	8%	10%
Operating income from continuing operations	1,314	1,233	1,168	7%	6%
Net income from continuing operations	861	823	764	5%	8%
Diluted net income per share from continuing operations	$2.96	$2.72	$2.51	9%	8%

Fiscal 2014 Compared with Fiscal 2013
Total net revenue increased $335 million or 8% in fiscal 2014 compared with fiscal 2013, driven by revenue growth in our Small Business and Consumer segments. Revenue in our Small Business segment was up 10%. Continued growth in revenue for QuickBooks Online, QuickBooks Enterprise Solutions, and QuickBooks Plus subscription offerings was partially offset by lower QuickBooks desktop license revenue. Revenue growth for our small business payroll solutions was driven by 25% growth in online payroll subscribers and price increases for desktop payroll customers. Revenue in our Consumer segment increased 7% due to 10% growth in paid federal TurboTax units, partially offset by changes in product mix. Revenue in our Professional Tax segment revenue increased 4% due to price increases and new customer growth for our higher-priced offerings.
Operating income from continuing operations increased 7% in fiscal 2014 compared with fiscal 2013 due to the increase in revenue described above partially offset by higher costs and operating expenses. Total operating expenses were $163 million higher in the fiscal 2014 period, including about $134 million for higher staffing expenses, about $22 million for higher marketing program expenses, and about $18 million for higher share-based compensation expenses. See “Cost of Revenue” and “Operating Expenses” later in this Item 7 for more information.
Net income from continuing operations increased 5% in fiscal 2014 compared with fiscal 2013 due to the increase in operating income and a $21 million gain on the sale of an equity investment, partially offset by a higher effective tax rate in the fiscal 2014 period. See “Non-Operating Income and Expenses – Income Taxes” later in this Item 7 for more information. Diluted net income per share from continuing operations for fiscal 2014 increased 9% to $2.96 as a result of the increase in net income and the decline in weighted average diluted common shares compared with fiscal 2013.

Fiscal 2013 Compared with Fiscal 2012
Total net revenue increased $363 million or 10% in fiscal 2013 compared with fiscal 2012, driven by revenue growth in our Small Business and Consumer segments. Revenue in our Small Business segment was up 16%, or 12% excluding revenue from Demandforce, which we acquired in May 2012. Higher organic revenue in this segment was driven by continuing growth in QuickBooks Online, small business payroll, and small business payments revenue. In our Consumer segment, revenue increased 4% due to 4% growth in paid federal TurboTax units. Revenue in our Professional Tax segment increased 5% due to customer growth and price increases.
Operating income from continuing operations increased 6% in fiscal 2013 compared with fiscal 2012 due to the increase in revenue described above partially offset by higher costs and operating expenses. Total operating expenses were $306 million

Tables of Contents

higher in the fiscal 2013 period, including about $100 million for higher staffing expenses, about $60 million for higher advertising and other marketing program expenses, and about $23 million for higher share-based compensation expenses. See “Cost of Revenue” and “Operating Expenses” later in this Item 7 for more information.
Net income from continuing operations increased 8% in fiscal 2013 compared with fiscal 2012 due to higher operating income and lower interest expense due to the repayment of debt in March 2012. Diluted net income per share from continuing operations for fiscal 2013 increased 8% to $2.72, in line with the increase in net income compared with fiscal 2012.

Segment Results

The information below is organized in accordance with our three reportable segments. All of our segments operate primarily in the United States and sell primarily to customers in the United States. International total net revenue was approximately 5% of consolidated total net revenue for all periods presented.

Segment operating income is segment net revenue less segment cost of revenue and operating expenses. Segment expenses do not include certain costs, such as corporate selling and marketing, product development, and general and administrative expenses and share-based compensation expenses, which are not allocated to specific segments. These unallocated costs totaled $890 million in fiscal 2014, $809 million in fiscal 2013, and $724 million in fiscal 2012. Unallocated costs increased in fiscal 2014 compared with fiscal 2013 and in fiscal 2013 compared with fiscal 2012 due to increases in corporate product development and selling and marketing expenses in support of the growth of our businesses and to a lesser extent due to increases in share-based compensation expenses. Segment expenses also do not include amortization of acquired technology, amortization of other acquired intangible assets, and goodwill and intangible asset impairment charges. See Note 14 to the financial statements in Item 8 of this Annual Report for reconciliations of total segment operating income to consolidated operating income from continuing operations for each fiscal year presented.

We calculate revenue growth rates and segment operating margin figures using dollars in thousands. Those results may vary slightly from figures calculated using the dollars in millions presented.

Small Business

(Dollars in millions)	Fiscal 2014	Fiscal 2013	Fiscal 2012	2014-2013 % Change	2013-2012 % Change
Product revenue	$851	$849	$811
Service and other revenue	1,402	1,208	968
Total segment revenue	$2,253	$2,057	$1,779	10%	16%
% of total revenue	50%	49%	47%

Segment operating income	$843	$800	$712	5%	13%
% of related revenue	37%	39%	40%
Service and other revenue in our Small Business segment is derived primarily from QuickBooks Online and QuickBooks Online Accountant, our hosted financial and business management offerings; QuickBooks Pro Plus, QuickBooks Premier Plus, and QuickBooks Accountant Plus, our subscription offerings; QuickBooks technical support plans; small business payroll services, including Quickbooks Online Payroll, Intuit Online Payroll, Intuit Full Service Payroll, and QuickBooks Assisted Payroll; payment processing services for small businesses; Demandforce; and QuickBase. Product revenue in our Small Business segment is derived primarily from QuickBooks desktop software products, including QuickBooks Pro, QuickBooks Premier, QuickBooks Accountant, and QuickBooks Enterprise Solutions; QuickBooks Basic Payroll and QuickBooks Enhanced Payroll; QuickBooks Point of Sale solutions; ProAdvisor Program subscriptions for the accounting professionals who serve small businesses; and financial supplies.
As part of our connected services strategy, over the past several quarters we have been focusing Small Business segment resources on the enhancement and marketing of our QuickBooks Online and QuickBooks desktop subscription offerings. As a result, QuickBooks desktop license units and revenue have been declining as more customers choose our hosted and subscription offerings and we expect this trend to continue. In our payments business we have recently begun focusing resources on core offerings for QuickBooks merchants in support of our small business ecosystem approach. Over the next few quarters we anticipate declining revenue for certain non-QuickBooks payments offerings that may slow overall revenue growth in our payments business.

Tables of Contents

Fiscal 2014 Compared with Fiscal 2013

Small Business segment total net revenue increased $196 million or 10% in fiscal 2014 compared with fiscal 2013. Customer acquisition in our Small Business Online Ecosystem continued to drive Small Business segment revenue growth in fiscal 2014. QuickBooks Online customers grew 40%, online payroll customers grew 25%, and active online payments customers grew 4%. Online payments charge volume was 24% higher in fiscal 2014 compared with fiscal 2013. Annualized recurring revenue (ARR) for our Small Business Online Ecosystem grew 34% in fiscal 2014 compared with fiscal 2013. In our Small Business Desktop Ecosystem, revenue from QuickBooks desktop software licenses declined 9% on 10% lower unit sales while revenue from QuickBooks Enterprise Solutions grew 25% and revenue from QuickBooks Plus subscriptions grew 16% in fiscal 2014. Revenue for certain non-core payments offerings was lower in fiscal 2014.
Small Business segment operating income as a percentage of related revenue decreased in fiscal 2014 compared with fiscal 2013. The increase in segment revenue described above was partially offset by $73 million in higher staffing expenses due to an increase in headcount and $35 million in higher advertising and other marketing program expenses.

Fiscal 2013 Compared with Fiscal 2012

Small Business segment total net revenue increased $278 million or 16% in fiscal 2013 compared with fiscal 2012. When adjusted to exclude revenue from Demandforce, which we acquired in May 2012, Small Business segment revenue was 12% higher in fiscal 2013. Customer acquisition in our Small Business Online Ecosystem drove organic Small Business segment revenue growth in fiscal 2013. QuickBooks Online customers grew 28%, online payroll customers grew 18%, and active online payments customers grew 21%. Online payments charge volume was 37% higher in fiscal 2013 compared with fiscal 2012. In our Small Business Desktop Ecosystem, revenue from QuickBooks desktop software licenses was flat on 6% lower unit sales while revenue from QuickBooks Enterprise Solutions grew 10% and revenue from QuickBooks Plus subscriptions more than doubled in fiscal 2013.
Small Business segment operating income as a percentage of related revenue decreased slightly in fiscal 2013 compared with fiscal 2012. The increase in segment revenue described above was partially offset by higher segment costs and expenses that included costs and expenses for Demandforce. Fiscal 2013 staffing expenses were about $100 million higher, driven by an increase in headcount. Advertising and other marketing program expenses also increased.

Consumer

(Dollars in millions)	Fiscal 2014	Fiscal 2013	Fiscal 2012	2014-2013 % Change	2013-2012 % Change
Product revenue	$309	$324	$334
Service and other revenue	1,522	1,384	1,307
Total segment revenue	$1,831	$1,708	$1,641	7%	4%
% of total revenue	41%	41%	43%

Segment operating income	$1,139	$1,035	$965	10%	7%
% of related revenue	62%	61%	59%
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

Tables of Contents

Fiscal 2014 Compared with Fiscal 2013

Consumer segment total net revenue increased $123 million or 7% in fiscal 2014 compared with fiscal 2013 due to 10% growth in paid federal TurboTax units, partially offset by changes in product mix. Online federal units represented approximately 80% of total federal TurboTax units for the 2013 tax season, up from approximately 78% for the 2012 tax season.
Consumer segment operating income as a percentage of related revenue increased slightly in fiscal 2014 compared with fiscal 2013 due to the higher revenue described above and lower expenses for advertising and other marketing programs in fiscal 2014.

Fiscal 2013 Compared with Fiscal 2012

Consumer segment total net revenue increased $67 million or 4% in fiscal 2013 compared with fiscal 2012 due to 4% growth in paid federal TurboTax units. Online federal units represented approximately 78% of total federal TurboTax units for the 2012 tax season, up slightly from approximately 77% for the 2011 tax season.
Consumer segment operating income as a percentage of related revenue increased in fiscal 2013 compared with fiscal 2012 due to the higher revenue described above partially offset by slightly higher costs and expenses. Higher expenses for advertising and other marketing programs were nearly offset by lower costs for refund debit card processing and data center hosting costs in our Consumer Tax business. Debit card processing costs were lower because we offered that program through a partner in fiscal 2013 rather than managing it internally, as we did in fiscal 2012.

Professional Tax

(Dollars in millions)	Fiscal 2014	Fiscal 2013	Fiscal 2012	2014-2013 % Change	2013-2012 % Change
Product revenue	$362	$342	$334
Service and other revenue	60	64	54
Total segment revenue	$422	$406	$388	4%	5%
% of total revenue	9%	10%	10%

Segment operating income	$268	$260	$248	4%	4%
% of related revenue	64%	64%	64%
Professional Tax segment product revenue is derived primarily from ProSeries and Lacerte professional tax preparation software products. Professional Tax service and other revenue is derived primarily from Intuit Tax Online tax return preparation services, electronic tax filing services, bank product transmission services, and training services.

Fiscal 2014 Compared with Fiscal 2013

Professional Tax segment total net revenue increased $16 million or 4% in fiscal 2014 compared with fiscal 2013 due to price increases and new customer growth for our higher-priced offerings.
Professional Tax segment operating income as a percentage of related revenue was flat in fiscal 2014 compared with fiscal 2013 because costs and expenses grew in proportion to revenue.

Fiscal 2013 Compared with Fiscal 2012

Professional Tax segment total net revenue increased $18 million or 5% in fiscal 2013 compared with fiscal 2012 due to customer growth and price increases.
Professional Tax segment operating income as a percentage of related revenue was flat in fiscal 2013 compared with fiscal 2012 because costs and expenses grew in proportion to revenue.

Tables of Contents

Cost of Revenue

(Dollars in millions)	Fiscal 2014	% of Related Revenue	Fiscal 2013	% of Related Revenue	Fiscal 2012	% of Related Revenue
Cost of product revenue	$141	9%	$130	9%	$146	10%
Cost of service and other revenue	501	17%	429	16%	429	18%
Amortization of acquired technology	26	n/a	18	n/a	10	n/a
Total cost of revenue	$668	15%	$577	14%	$585	15%
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

Fiscal 2014 Compared with Fiscal 2013

Cost of service and other revenue as a percentage of service and other revenue increased slightly in fiscal 2014 compared with fiscal 2013 due to higher customer care costs in our payments business, partially offset by growth in our TurboTax Online, QuickBooks Online, and online payroll offerings. Online revenues have relatively lower costs of revenue compared with our other service offerings.

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

Operating Expenses

(Dollars in millions)	Fiscal 2014	% of Total Net Revenue	Fiscal 2013	% of Total Net Revenue	Fiscal 2012	% of Total Net Revenue
Selling and marketing	$1,281	29%	$1,219	29%	$1,033	27%
Research and development	758	17%	685	17%	618	16%
General and administrative	465	10%	422	10%	381	10%
Amortization of other purchased intangible assets	20	—%	35	1%	23	1%
Total operating expenses	$2,524	56%	$2,361	57%	$2,055	54%
Fiscal 2014 Compared with Fiscal 2013

Total operating expenses as a percentage of total net revenue decreased slightly to 56% in fiscal 2014 from 57% in fiscal 2013. Revenue grew $335 million and total operating expenses increased $163 million in fiscal 2014. Operating expenses increased about $134 million for staffing expenses associated with higher headcount, about $22 million for marketing programs in our QuickBooks and Consumer Tax businesses, and about $18 million for share-based compensation expenses. Share-based compensation expenses have been increasing over time because the market price of our common stock has generally been increasing and because our grants have been transitioning away from stock options and toward restricted stock units, which have a higher grant date fair value than stock options.

Tables of Contents

Fiscal 2013 Compared with Fiscal 2012

Total operating expenses as a percentage of total net revenue increased to 57% in fiscal 2013 from 54% in fiscal 2012. Revenue grew $363 million and total operating expenses increased $306 million in fiscal 2013. The increase in operating expenses included the addition of operating expenses for Demandforce, which we acquired in May 2012. Operating expenses increased about $100 million for staffing expenses associated with higher headcount, about $60 million for advertising and other marketing programs in our QuickBooks and Consumer Tax businesses, and about $23 million for higher share-based compensation expenses. Share-based compensation expenses have been increasing over time because the market price of our common stock has generally been increasing and because our grants have been transitioning away from stock options and toward restricted stock units, which have a higher grant date fair value than stock options.

Non-Operating Income and Expenses

Interest Expense

In March 2007 we issued five-year and ten-year senior unsecured notes totaling $1 billion. In March 2012 we repaid $500 million of those senior notes when they became due using cash from operations. Interest expense of $31 million in fiscal 2014, $30 million in fiscal 2013, and $50 million in fiscal 2012 consisted primarily of interest on these senior notes. See Note 9 to the financial statements in Item 8 of this Annual Report for more information.

Interest and Other Income

(In millions)	Fiscal 2014	Fiscal 2013	Fiscal 2012
Interest income	$6	$3	$9
Net gains on executive deferred compensation plan assets	6	7	—
Gain on sale of available-for-sale equity security	21	—	—
Gain on disposition of stock warrants	—	—	10
Other	(2)	(3)	1
Total interest and other income, net	$31	$7	$20
Interest and other income, net consists primarily of interest income and net gains and losses on executive deferred compensation plan assets. Higher average invested balances and slightly higher average interest rates resulted in higher interest income in fiscal 2014 compared with fiscal 2013. Lower average interest rates and stable average invested balances resulted in lower interest income in fiscal 2013 compared with fiscal 2012. In accordance with authoritative guidance, we record gains and losses associated with executive deferred compensation plan assets in interest and other income and gains and losses associated with the related liabilities in operating expenses. The total amounts recorded in operating expenses for each period are approximately equal to the total amounts recorded in interest and other income in those periods.

In the fourth quarter of fiscal 2014 we sold our available-for-sale equity security for $26 million and recorded the gain of $21 million in interest and other income on our statement of operations. See Note 3 to the financial statements in Item 8 of this Annual Report for more information.

In connection with our acquisition of Digital Insight Corporation in fiscal 2007, we acquired stock warrants for a privately held company. During fiscal 2012 that company was acquired and we recorded a gain of approximately $10 million on the disposition of the warrants in interest and other income on our statement of operations.

Income Taxes

Effective Tax Rate

Our effective tax rates for fiscal 2014, fiscal 2013, and fiscal 2012 were approximately 34%, 32%, and 33%. The differences between these rates and the federal statutory rate of 35% were primarily related to the tax benefit received from the domestic production activities deduction and the federal research and experimentation credit, partially offset by state income taxes. See Note 10 to the financial statements in Item 8 of this Annual Report for more information about our effective tax rates.

Tables of Contents

Net Deferred Tax Assets

At July 31, 2014, we had net deferred tax assets of $72 million which included a valuation allowance of $24 million for loss and tax credit carryforwards related state tax credits, state capital and operating losses, and foreign losses. We recorded the valuation allowance to reflect uncertainties about whether we will be able to utilize some of our deferred tax assets before they expire. While we believe our current valuation allowance is sufficient, we could in the future be required to increase the valuation allowance to take into account additional deferred tax assets that we may be unable to realize. We assess the need for an adjustment to the valuation allowance on a quarterly basis. The assessment is based on our estimates of future sources of taxable income for the jurisdictions in which we operate and the periods over which our deferred tax assets will be realizable. See Note 10 to the financial statements in Item 8 of this Annual Report for more information.

We provide U.S. federal income taxes on the earnings of foreign subsidiaries unless the subsidiaries' earnings are intended to be indefinitely reinvested in our international operations. To the extent that foreign earnings previously treated as indefinitely reinvested are repatriated, the related U.S. tax liability may, subject to certain limitations, be reduced by any foreign income taxes paid on these earnings. At July 31, 2014, the cumulative amount of earnings upon which U.S. income taxes had not been provided was approximately $48 million. The unrecognized deferred tax liability for these earnings was approximately $7 million.

Discontinued Operations

In the first quarter of fiscal 2013 we completed the sale of our Intuit Websites business for approximately $60 million in cash and recorded a gain on disposal of approximately $32 million, net of income taxes. We completed the sale of our Intuit Financial Services business in the first quarter of fiscal 2014 for approximately $1.025 billion in cash and recorded a gain on disposal of approximately $36 million, net of income taxes. In the first quarter of fiscal 2014 we also completed the sale of our Intuit Health business for cash consideration that was not significant and recorded a $4 million pre-tax loss on disposal that was more than offset by a related income tax benefit of approximately $14 million, resulting in a net gain on disposal of approximately $10 million. We have reclassified our statements of operations for all periods presented to reflect these three businesses as discontinued operations. See Note 7 to the financial statements in Item 8 of this Annual Report for a more complete description of these discontinued operations and the impact that they have had on our statements of operations for the fiscal periods presented.

Liquidity and Capital Resources

Overview

At July 31, 2014, our cash, cash equivalents and investments totaled $1.9 billion, an increase of $253 million from July 31, 2013 due to the factors described in “Statements of Cash Flows” below. Our primary source of liquidity has been cash from operations, which entails the collection of accounts receivable for products and services. Our primary uses of cash have been for research and development programs, selling and marketing activities, capital projects, acquisitions of businesses, debt service costs, repurchases of our common stock under our stock repurchase programs, and the payment of cash dividends. As discussed in “Executive Overview – Industry Trends and Seasonality” earlier in this Item 7, our business is subject to significant seasonality. The balance of our cash, cash equivalents and investments generally fluctuates with that seasonal pattern. We believe the seasonality of our business is likely to continue in the future.

The following table summarizes selected measures of our liquidity and capital resources at the dates indicated:

(Dollars in millions)	July 31, 2014	July 31, 2013	$ Change	% Change
Cash, cash equivalents and investments	$1,914	$1,661	$253	15%
Long-term investments	31	83	(52)	(63)%
Long-term debt	499	499	—	—%
Working capital	1,200	1,116	84	8%
Ratio of current assets to current liabilities	1.8 : 1	1.9 : 1

Tables of Contents

We have historically generated significant cash from operations and we expect to continue to do so during fiscal 2015. Since our operations are primarily domestic, approximately 90% of our cash, cash equivalents and investments at July 31, 2014 were located in the U.S. and none of those funds were restricted. Our only significant debt consists of $500 million in senior unsecured notes due in March 2017. We also have an unused $500 million unsecured revolving line of credit facility available to us for general corporate purposes, including future acquisitions.
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

Statements of Cash Flows

The following table summarizes selected items from our statements of cash flows for fiscal 2014, fiscal 2013, and fiscal 2012. See the financial statements in Item 8 of this Annual Report for complete statements of cash flows for those periods.

	Fiscal	Fiscal	Fiscal
(Dollars in millions)	2014	2013	2012
Net cash provided by (used in):
Operating activities	$1,446	$1,366	$1,246
Investing activities	(49)	(485)	(225)
Financing activities	(1,551)	(262)	(1,344)
Effect of exchange rate changes on cash	(6)	(3)	(6)
Increase (decrease) in cash and cash equivalents	$(160)	$616	$(329)
During fiscal 2014 we generated $1.4 billion in cash from operations and $1.0 billion from the sale of our Intuit Financial Services business. We also received $165 million in cash from the issuance of common stock under employee stock plans. During the same period we used $1.6 billion in cash for the repurchase of shares of our common stock under our stock repurchase programs, $471 million for the acquisition of businesses (primarily Check), $421 million for net purchases of investments, $220 million for the payment of cash dividends, and $186 million for capital expenditures. Over the next five fiscal years, we expect to invest a total of over $250 million in capital improvements to expand our headquarters campus in Mountain View, California.

During fiscal 2013 we generated $1.4 billion in cash from operations. We also received $165 million in cash from the issuance of common stock under employee stock plans. During the same period we used $308 million in cash for net purchases of investments, $292 million for the repurchase of shares of our common stock under our stock repurchase programs, $203 million for the payment of cash dividends, and $195 million for capital expenditures.

During fiscal 2012 we generated $1.2 billion in cash from operations. We also received $349 million in cash from net sales of investments and $164 million from the issuance of common stock under employee stock plans. During the same period we used $900 million in cash for the repurchase of shares of our common stock under our stock repurchase programs, $500 million to repay senior notes that became due in March 2012, $392 million for the acquisition of businesses (primarily Demandforce), $178 million for the payment of cash dividends, and $186 million for capital expenditures.

Stock Repurchase Programs and Dividends on Common Stock

As described in Note 11 to the financial statements in Item 8 of this Annual Report, during fiscal 2014, fiscal 2013, and fiscal 2012 we continued to repurchase shares of our common stock under a series of repurchase programs that our Board of Directors has authorized. At July 31, 2014, we had authorization from our Board of Directors to expend up to an additional $1.9 billion for stock repurchases through August 19, 2017.

During fiscal 2014 and 2013 we also continued to pay quarterly cash dividends on shares of our outstanding common stock. In August 2014 our Board of Directors declared a quarterly cash dividend of $0.25 per share of outstanding common stock

Tables of Contents

payable on October 20, 2014 to stockholders of records at the close of business on October 10, 2014. We currently expect to continue paying comparable cash dividends on a quarterly basis; however, future declarations of dividends and the establishment of future record dates and payment dates are subject to the final determination of our Board of Directors.

Business Combinations

On June 16, 2014 we acquired all of the outstanding equity interests of Check Inc. for total cash and other consideration of approximately $369 million. The $369 million included approximately $27 million for the fair value of assumed equity awards that is being charged to expense over service periods of up to four years. Check provides a mobile bill payment application for consumers and became part of our Consumer segment. We have included the results of operations for Check in our consolidated results of operations from the date of acquisition. Their results of operations for periods prior to the date of acquisition were not material when compared with our consolidated results of operations. See Note 6 to the financial statements in Item 8 of this Annual Report for more information.

On May 18, 2012 we acquired all of the outstanding equity interests of Demandforce, Inc. for total cash and other consideration of approximately $449 million. The $449 million included approximately $44 million for the fair value of assumed equity awards that is being charged to expense over service periods of up to four years. Demandforce is a provider of online marketing and customer communication solutions for small businesses and became part of our Small Business segment. We have included the results of operations for Demandforce in our consolidated results of operations from the date of acquisition. Their results of operations for periods prior to the date of acquisition were not material when compared with our consolidated results of operations. See Note 6 to the financial statements in Item 8 of this Annual Report for more information.

Commitments for Senior Unsecured Notes

On March 12, 2007 we issued $500 million of 5.40% senior unsecured notes due on March 15, 2012 (the 2012 Notes) and $500 million of 5.75% senior unsecured notes due on March 15, 2017 (the 2017 Notes). We repaid the 2012 Notes when they became due using cash from operations. The 2017 Notes are redeemable by Intuit at any time, subject to a make-whole premium. Interest is payable semiannually on March 15 and September 15. At July 31, 2014, our maximum commitment for interest payments under the 2017 Notes was $86 million. See Note 9 to the financial statements in Item 8 of this Annual Report for more information.

Unsecured Revolving Credit Facility

On February 17, 2012 we entered into an agreement with certain institutional lenders for a $500 million unsecured revolving credit facility that will expire on February 17, 2017. See Note 8 to the financial statements in Item 8 of this Annual Report for a description of the key terms of this agreement, including the covenants. We remained in compliance with these covenants at all times during the quarter ended July 31, 2014. We may use amounts borrowed under this credit facility for general corporate purposes, including future acquisitions. To date we have not borrowed under the credit facility. We monitor counterparty risk associated with the institutional lenders that are providing the credit facility. We currently believe that the credit facility will be available to us should we choose to borrow under it.

Cash Held by Foreign Subsidiaries

Our cash, cash equivalents and investments totaled $1.9 billion at July 31, 2014. Of this amount, approximately 10% was held by our foreign subsidiaries and subject to repatriation tax considerations. These foreign funds were located primarily in Canada, and to a lesser extent in India, Singapore, the United Kingdom, Israel, and Australia. We intend to permanently reinvest a significant portion of our earnings from foreign operations, and we currently do not anticipate that we will need funds generated from foreign operations to fund our domestic operations. In the event that funds from foreign operations are needed to fund operations in the United States, if U.S. taxes have not been previously provided on the related earnings we would provide for and pay additional U.S. taxes at the time we change our intention with regard to the reinvestment of those earnings.

Off-Balance Sheet Arrangements

At July 31, 2014, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Tables of Contents

Contractual Obligations

The following table summarizes our known contractual obligations to make future payments at July 31, 2014:

	Payments Due by Period
	Less than	1-3	3-5	More than
(In millions)	1 year	years	years	5 years	Total
Amounts due under executive deferred compensation plan	$63	$—	$—	$—	$63
Senior unsecured notes	—	500	—	—	500
Interest and fees due on long-term obligations	29	58	—	—	87
License fee payable (1)	10	20	20	—	50
Operating leases (2)	72	138	100	260	570
Purchase obligations (3)	30	28	61	1	120
Total contractual obligations (4)	$204	$744	$181	$261	$1,390
_____________________

(1)
In May 2009 we entered into an agreement to license certain technology for $20 million in cash and $100 million payable over ten fiscal years. See Note 9 to the financial statements in Item 8 of this Annual Report for more information.

(2)	Includes operating leases for facilities and equipment. We had no significant capital leases at July 31, 2014.

(3)
Represents agreements to purchase products and services that are enforceable, legally binding and specify terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the payments.

(4)
Other long-term obligations on our balance sheet at July 31, 2014 included non-current income tax liabilities of $32 million which related primarily to unrecognized tax benefits. We have not included this amount in the table above because we cannot make a reasonably reliable estimate regarding the timing of settlements with taxing authorities, if any.

Recent Accounting Pronouncements

For a description of recent accounting pronouncements and the potential impact of these pronouncements on our consolidated financial statements, see "Recent Accounting Pronouncements" in Note 1 to the financial statements in Item 8 of this Annual Report.

ITEM 7A
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Investment Portfolio

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

Our investments consist of instruments that meet quality standards that are consistent with our investment policy. This policy specifies that, except for direct obligations of the United States government, securities issued by agencies of the United States government, and money market funds, we diversify our investments by limiting our holdings with any individual issuer. We do not hold derivative financial instruments or European sovereign debt in our portfolio of investments. See Note 3 to the financial statements in Item 8 of this Annual Report for a summary of the amortized cost and fair value of our investments by type of issue.

Tables of Contents

The following table presents our portfolio of cash equivalents and available-for-sale debt securities as of July 31, 2014 by stated maturity. The table is classified by the original maturity date listed on the security and includes cash equivalents, which consist primarily of money market funds. At July 31, 2014, the weighted average tax adjusted interest rate earned on our money market accounts was 0.05% and the weighted average tax adjusted interest rate earned on our investments was 0.37%.

	Years Ending July 31,
(In millions)	2015	2016	2017	2018	2019	2020 and Thereafter	Total
Cash equivalents	$652	$—	$—	$—	$—	$—	$652
Investments	363	443	303	12	4	84	1,209
Long-term investments	—	—	—	—	—	21	21
Total	$1,015	$443	$303	$12	$4	$105	$1,882

Interest Rate Risk

Our cash equivalents and investments are subject to market risk due to changes in interest rates. Interest rate movements affect the interest income we earn on cash equivalents and investments and the value of those investments. Should the Federal Reserve Target Rate increase by 25 basis points from the level of July 31, 2014, the value of our investments would decrease by approximately $4 million. Should the Federal Reserve Target Rate increase by 100 basis points from the level of July 31, 2014, the value of our investments would decrease by approximately $15 million.

We are also exposed to the impact of changes in interest rates as they affect our $500 million revolving credit facility. Advances under the credit facility accrue interest at rates that are equal to JP Morgan's alternate base rate plus a margin that ranges from 0.0% to 0.5% or the London InterBank Offered Rate (LIBOR) plus a margin that ranges from 0.9% to 1.5%, in both cases based on our senior debt ratings. Consequently, our interest expense would fluctuate with changes in the general level of these interest rates if we were to borrow any amounts under the credit facility. At July 31, 2014, no amounts were outstanding under the credit facility.

On March 12, 2007 we issued $500 million of 5.75% senior unsecured notes due on March 15, 2017. We carry these senior notes at face value less unamortized discount on our balance sheets. Since these senior notes bear interest at fixed rates, we have no financial statement risk associated with changes in interest rates. However, the fair value of these notes fluctuates when interest rates change. See Note 2 and Note 9 to the financial statements in Item 8 of this Annual Report for more information.

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

Since we translate foreign currencies (primarily Canadian dollars, Indian rupees, Singapore dollars, British pounds, and Australian dollars) into U.S dollars for financial reporting purposes, currency fluctuations can have an impact on our financial results. The historical impact of currency fluctuations has generally been immaterial. We believe that our exposure to currency exchange fluctuation risk is not significant primarily because our global subsidiaries invoice customers and satisfy their financial obligations almost exclusively in their local currencies. Although the impact of currency fluctuations on our financial results has generally been immaterial in the past and we believe that for the reasons cited above currency fluctuations will not be significant in the future, there can be no guarantee that the impact of currency fluctuations will not be material in the future. As of July 31, 2014, we did not engage in foreign currency hedging activities.

Tables of Contents

ITEM 8
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

1.	INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

The following financial statements are filed as part of this Report:

2.	INDEX TO FINANCIAL STATEMENT SCHEDULES

The following financial statement schedule is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements:

Schedule		Page
II	Valuation and Qualifying Accounts	89

All other schedules not listed above have been omitted because they are inapplicable or are not required.

Tables of Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Intuit Inc.

We have audited the accompanying consolidated balance sheets of Intuit Inc. as of July 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended July 31, 2014. Our audits also included the financial statement schedule listed in Part II, Item 8. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Intuit Inc. at July 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended July 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Intuit Inc.’s internal control over financial reporting as of July 31, 2014, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated September 12, 2014 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Jose, California
September 12, 2014

Tables of Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Intuit Inc.

We have audited Intuit Inc.'s internal control over financial reporting as of July 31, 2014, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Intuit Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

In our opinion, Intuit Inc. maintained, in all material respects, effective internal control over financial reporting as of July 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Intuit Inc. as of July 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended July 31, 2014 of Intuit Inc. and our report dated September 12, 2014 expressed an unqualified opinion thereon.

                            /s/ ERNST & YOUNG LLP

San Jose, California
September 12, 2014

Tables of Contents

INTUIT INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Twelve Months Ended July 31,
(In millions, except per share amounts)	2014	2013	2012
Net revenue:
Product	$1,522	$1,515	$1,479
Service and other	2,984	2,656	2,329
Total net revenue	4,506	4,171	3,808
Costs and expenses:
Cost of revenue:
Cost of product revenue	141	130	146
Cost of service and other revenue	501	429	429
Amortization of acquired technology	26	18	10
Selling and marketing	1,281	1,219	1,033
Research and development	758	685	618
General and administrative	465	422	381
Amortization of other acquired intangible assets	20	35	23
Total costs and expenses	3,192	2,938	2,640
Operating income from continuing operations	1,314	1,233	1,168
Interest expense	(31)	(30)	(50)
Interest and other income, net	31	7	20
Income from continuing operations before income taxes	1,314	1,210	1,138
Income tax provision	453	387	374
Net income from continuing operations	861	823	764
Net income from discontinued operations	46	35	28
Net income	$907	$858	$792

Basic net income per share from continuing operations	$3.02	$2.78	$2.58
Basic net income per share from discontinued operations	0.16	0.11	0.09
Basic net income per share	$3.18	$2.89	$2.67
Shares used in basic per share calculations	285	297	296

Diluted net income per share from continuing operations	$2.96	$2.72	$2.51
Diluted net income per share from discontinued operations	0.16	0.11	0.09
Diluted net income per share	$3.12	$2.83	$2.60
Shares used in diluted per share calculations	291	303	305

Dividends declared per common share	$0.76	$0.68	$0.60

See accompanying notes.

Tables of Contents

INTUIT INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Twelve Months Ended July 31,
(In millions)	2014	2013	2012

Net income	$907	$858	$792
Other comprehensive income (loss), net of income taxes:
Unrealized gains (losses) on available-for-sale debt securities	1	(1)	(1)
Unrealized gains (losses) on available-for-sale equity security	(5)	—	18
Realized gain reclassified to net income (1)	(13)	—	—
Foreign currency translation losses	(5)	(4)	(7)
Total other comprehensive income (loss), net	(22)	(5)	10
Comprehensive income	$885	$853	$802

_________________________

(1)
Includes $21 million of realized gain on available-for-sale equity security reclassified into interest and other income, net on the consolidated statements of operations and $8 million of related income taxes.

See accompanying notes.

Tables of Contents

INTUIT INC.
CONSOLIDATED BALANCE SHEETS

	July 31,
(Dollars in millions, except par value; shares in thousands)	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$849	$1,009
Investments	1,065	652
Accounts receivable, net of allowance for doubtful accounts of $43 and $38	134	130
Income taxes receivable	35	62
Deferred income taxes	133	166
Prepaid expenses and other current assets	116	98
Current assets of discontinued operations	—	44
Current assets before funds held for customers	2,332	2,161
Funds held for customers	289	235
Total current assets	2,621	2,396
Long-term investments	31	83
Property and equipment, net	606	555
Goodwill	1,635	1,246
Acquired intangible assets, net	199	149
Other assets	109	102
Long-term assets of discontinued operations	—	955
Total assets	$5,201	$5,486
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$161	$137
Accrued compensation and related liabilities	278	218
Deferred revenue	526	495
Other current liabilities	167	156
Current liabilities of discontinued operations	—	39
Current liabilities before customer fund deposits	1,132	1,045
Customer fund deposits	289	235
Total current liabilities	1,421	1,280
Long-term debt	499	499
Other long-term obligations	203	167
Long-term obligations of discontinued operations	—	9
Total liabilities	2,123	1,955
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value Authorized - 1,345 shares total; 145 shares designated Series A; 250 shares designated Series B Junior Participating Issued and outstanding - None	—	—
Common stock, $0.01 par value Authorized - 750,000 shares Outstanding - 284,950 shares at July 31, 2014 and 299,503 shares at July 31, 2013	3	3
Additional paid-in capital	3,558	3,198
Treasury stock, at cost	(6,430)	(4,952)
Accumulated other comprehensive income (loss)	(2)	20
Retained earnings	5,949	5,262
Total stockholders’ equity	3,078	3,531
Total liabilities and stockholders’ equity	$5,201	$5,486

See accompanying notes.

Tables of Contents

INTUIT INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
(Dollars in millions, shares in thousands)	Shares	Amount
Balance at July 31, 2011	300,597	$3	$2,883	$(4,316)	$15	$4,031	$2,616
Comprehensive income	—	—	—	—	10	792	802
Issuance of treasury stock under employee stock plans	11,556	—	(108)	305	—	(33)	164
Stock repurchases under stock repurchase programs	(16,864)	—	—	(900)	—	—	(900)
Cash dividends declared ($0.60 per share)	—	—	—	—	—	(178)	(178)
Tax benefit from share-based compensation plans	—	—	71	—	—	—	71
Share-based compensation expense	—	—	169	—	—	—	169
Balance at July 31, 2012	295,289	3	3,015	(4,911)	25	4,612	2,744
Comprehensive income	—	—	—	—	(5)	858	853
Issuance of treasury stock under employee stock plans	9,034	—	(81)	251	—	(5)	165
Stock repurchases under stock repurchase programs	(4,820)	—	—	(292)	—	—	(292)
Cash dividends declared ($0.68 per share)	—	—	—	—	—	(203)	(203)
Tax benefit from share-based compensation plans	—	—	69	—	—	—	69
Share-based compensation expense	—	—	195	—	—	—	195
Balance at July 31, 2013	299,503	3	3,198	(4,952)	20	5,262	3,531
Comprehensive income	—	—	—	—	(22)	907	885
Issuance of stock under employee stock plans	7,914	—	74	99	—	—	173
Stock repurchases under stock repurchase programs	(22,467)	—	—	(1,577)	—	—	(1,577)
Cash dividends declared ($0.76 per share)	—	—	—	—	—	(220)	(220)
Tax benefit from share-based compensation plans	—	—	82	—	—	—	82
Share-based compensation expense	—	—	204	—	—	—	204
Balance at July 31, 2014	284,950	$3	$3,558	$(6,430)	$(2)	$5,949	$3,078

See accompanying notes.

Tables of Contents

INTUIT INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twelve Months Ended July 31,
(In millions)	2014	2013	2012
Cash flows from operating activities:
Net income	$907	$858	$792
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	144	166	171
Amortization of acquired intangible assets	53	66	71
Goodwill and intangible asset impairment charge	—	46	—
Share-based compensation expense	204	195	169
Pre-tax gain on sale of discontinued operations (1)	(40)	(53)	—
Net realized gain on sale of available-for-sale equity securities	(21)	—	—
Deferred income taxes	93	13	(62)
Tax benefit from share-based compensation plans	82	69	71
Excess tax benefit from share-based compensation plans	(82)	(69)	(70)
Other	24	19	11
Total adjustments	457	452	361
Changes in operating assets and liabilities:
Accounts receivable	(5)	12	(10)
Income taxes receivable	27	(9)	19
Prepaid expenses and other assets	(14)	(33)	12
Accounts payable	15	4	19
Accrued compensation and related liabilities	43	8	17
Deferred revenue	15	62	38
Other liabilities	1	12	(2)
Total changes in operating assets and liabilities	82	56	93
Net cash provided by operating activities	1,446	1,366	1,246
Cash flows from investing activities:
Purchases of available-for-sale debt securities	(1,334)	(869)	(669)
Sales of available-for-sale debt securities	346	333	840
Maturities of available-for-sale debt securities	567	228	178
Net change in money market funds and other cash equivalents held to satisfy customer fund obligations	(54)	55	124
Net change in customer fund deposits	54	(55)	(124)
Proceeds from the sale of available-for-sale equity securities	26	—	—
Purchases of property and equipment	(104)	(129)	(135)
Capitalization of internal use software	(82)	(66)	(51)
Acquisitions of businesses, net of cash acquired	(471)	(17)	(392)
Acquisitions of intangible assets	(15)	(14)	(10)
Proceeds from divestiture of businesses	1,025	60	—
Other	(7)	(11)	14
Net cash used in investing activities	(49)	(485)	(225)
Cash flows from financing activities:
Repayment of debt	—	—	(500)
Net proceeds from issuance of stock under employee stock plans	165	165	164

Tables of Contents

	Twelve Months Ended July 31,
(In millions)	2014	2013	2012
Purchases of treasury stock	(1,577)	(292)	(900)
Cash dividends paid to stockholders	(220)	(203)	(178)
Excess tax benefit from share-based compensation plans	82	69	70
Other	(1)	(1)	—
Net cash used in financing activities	(1,551)	(262)	(1,344)
Effect of exchange rates on cash and cash equivalents	(6)	(3)	(6)
Net increase (decrease) in cash and cash equivalents	(160)	616	(329)
Cash and cash equivalents at beginning of period	1,009	393	722
Cash and cash equivalents at end of period	$849	$1,009	$393

Supplemental disclosure of cash flow information:
Interest paid	$32	$33	$60
Income taxes paid	$240	$309	$312

_________________________

(1)
Because the cash flows of our Intuit Financial Services, Intuit Health, and Intuit Websites discontinued operations were not material for any period presented, we have not segregated the cash flows of those businesses on these statements of cash flows. We have presented the effect of the pre-tax gains on the disposals on these statements of cash flows. See Note 7, “Discontinued Operations,” for more information.

See accompanying notes.

Tables of Contents

INTUIT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Summary of Significant Accounting Policies

Description of Business

Intuit Inc. provides business and financial management solutions for small businesses, consumers, and accounting professionals. With flagship products and services that include QuickBooks, TurboTax, Quicken and Mint, we help customers solve important business and financial management problems such as running a small business, paying bills, filing income taxes, and managing personal finances. ProSeries and Lacerte are Intuit’s tax preparation offerings for professional accountants. Incorporated in 1984 and headquartered in Mountain View, California, we sell our products and services primarily in the United States.

Basis of Presentation

These consolidated financial statements include the financial statements of Intuit and its wholly owned subsidiaries. We have eliminated all significant intercompany balances and transactions in consolidation. We have reclassified certain amounts previously reported in our financial statements to conform to the current presentation, including amounts related to discontinued operations and reportable segments. See Note 7, “Discontinued Operations,” and Note 14, “Segment Information,” for more information.

In fiscal 2014 we acquired Check Inc. and in fiscal 2012 we acquired Demandforce, Inc. We have included the results of operations for these companies in our consolidated results of operations from the dates of acquisition. See Note 6, “Business Combinations,” for more information.

As discussed in Note 7, in September 2012 we sold our Intuit Websites business. In August 2013 we sold our Intuit Financial Services (IFS) business and our Intuit Health business. We have reclassified our statements of operations for all periods presented to reflect these three businesses as discontinued operations. We have also reclassified our balance sheets for all periods presented to reflect IFS as discontinued operations. The net assets of Intuit Websites and Intuit Health were not significant, so we have not reclassified our balance sheets to present them as discontinued operations. Because the cash flows of our Intuit Websites, IFS, and Intuit Health discontinued operations were not material for any period presented, we have not segregated the cash flows of those businesses on our statements of cash flows. Unless noted otherwise, discussions in these notes pertain to our continuing operations.

Seasonality

Historically, our QuickBooks, Consumer Tax, and Professional Tax offerings have been highly seasonal. Revenue from our QuickBooks software products has tended to be highest during our second and third fiscal quarters. Sales of income tax preparation products and services are heavily concentrated in the period from November through April. These seasonal patterns mean that our total net revenue is usually highest during our second quarter ending January 31 and third quarter ending April 30. We typically report losses in our first quarter ending October 31 and fourth quarter ending July 31. During these quarters, revenue from our tax businesses is minimal while core operating expenses such as research and development continue at relatively consistent levels.

Use of Estimates

In preparing our consolidated financial statements in accordance with U.S. generally accepted accounting principles (GAAP), we make certain estimates and assumptions that affect the amounts reported in our financial statements and the disclosures made in the accompanying notes. For example, we use estimates in determining the appropriate levels of reserves for product returns and rebates, the collectibility of accounts receivable, the appropriate levels of various accruals including accruals for litigation contingencies, the amount of our worldwide tax provision, and the realizability of deferred tax assets. We also use estimates in determining the remaining economic lives and carrying values of acquired intangible assets, property and equipment, and other long-lived assets. In addition, we use assumptions to estimate the fair value of reporting units and share-based compensation. Despite our intention to establish accurate estimates and use reasonable assumptions, actual results may differ from our estimates.

Tables of Contents

Revenue Recognition

We derive revenue from the sale of software subscriptions, hosted services, packaged software products, financial supplies, technical support plans, transaction fees, merchant services hardware, and multiple element arrangements that may include a combination of these items. We recognize revenue when all four revenue recognition criteria have been met: persuasive evidence of an arrangement exists, we have delivered the product or performed the service, the fee is fixed or determinable, and collectibility is probable. Determining whether and when these criteria have been satisfied involves exercising judgment and using estimates and assumptions that can have a significant impact on the timing and amount of revenue that we recognize.

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

Service and Other Revenue

Our service revenue consists primarily of hosted services such as QuickBooks Online and TurboTax Online, payroll services, electronic merchant payment processing services, and electronic tax filing services. Our service revenue also includes QuickBooks technical support plans in our Small Business segment.

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

Tables of Contents

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

VSOE generally exists when we sell the deliverable separately and we are normally able to establish VSOE for all deliverables in these multiple element arrangements; however, in certain limited instances VSOE cannot be established. This may be because we do not sell the element separately, do not price products or services within a narrow range, or have a limited sales history. When VSOE cannot be established, we attempt to establish selling price for each element based on TPE. TPE is determined based on competitor prices for similar deliverables when sold separately. When we are unable to establish selling price using VSOE or TPE, we use ESP in our allocation of arrangement consideration. ESP is the estimated price at which we would sell a product or service if it were sold on a stand-alone basis. We determine ESP for a product or service by considering multiple factors including, but not limited to, pricing practices, market conditions, competitive landscape, type of customer, geographies, stage of product lifecycle, internal costs, and gross margin objectives. Significant pricing practices that we take into consideration include historic contractually stated prices, volume discounts where applicable, and our price lists. The determination of ESP is made through consultation with and formal approval by management, taking into consideration our overall go-to-market strategy.

Shipping and Handling

We record the amounts we charge our customers for the shipping and handling of our software products as product revenue and we record the related costs as cost of product revenue in our statements of operations.

Customer Service and Technical Support

We include the costs of providing customer service under paid technical support contracts and software subscriptions on the cost of service and other revenue line in our statements of operations. We include customer service and free technical support costs in selling and marketing expense in our statements of operations. Customer service and technical support costs include costs associated with performing order processing, answering customer inquiries by telephone and through websites, e-mail and other electronic means, and providing free technical support assistance to customers. In connection with the sale of certain products, we provide a limited amount of free technical support assistance to customers. We do not defer the recognition of any revenue associated with sales of these products, since the cost of providing this free technical support is insignificant. The technical support is generally provided within one year after the associated revenue is recognized and free product enhancements are minimal and infrequent. We accrue the estimated cost of providing this free support upon product shipment.

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

Advertising

We expense all advertising costs as we incur them to selling and marketing expense in our statements of operations. We recorded advertising expense of approximately $175 million for the twelve months ended July 31, 2014, $186 million for the twelve months ended July 31, 2013, and $150 million for the twelve months ended July 31, 2012.

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

Tables of Contents

The following table presents the composition of shares used in the computation of basic and diluted net income per share for the periods indicated.

	Twelve Months Ended July 31,
(In millions, except per share amounts)	2014	2013	2012
Numerator:
Net income from continuing operations	$861	$823	$764
Net income from discontinued operations	46	35	28
Net income	$907	$858	$792
Denominator:
Shares used in basic per share amounts:
Weighted average common shares outstanding	285	297	296
Shares used in diluted per share amounts:
Weighted average common shares outstanding	285	297	296
Dilutive common equivalent shares from stock options and restricted stock awards	6	6	9
Dilutive weighted average common shares outstanding	291	303	305

Basic and diluted net income per share:
Basic net income per share from continuing operations	$3.02	$2.78	$2.58
Basic net income per share from discontinued operations	0.16	0.11	0.09
Basic net income per share	$3.18	$2.89	$2.67
Diluted net income per share from continuing operations	$2.96	$2.72	$2.51
Diluted net income per share from discontinued operations	0.16	0.11	0.09
Diluted net income per share	$3.12	$2.83	$2.60

Weighted average stock options and restricted stock units excluded from calculation due to anti-dilutive effect	—	3	3

Cash Equivalents and Investments

We consider highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. Cash equivalents consist primarily of AAA-rated money market funds in all periods presented. Investments consist of available-for-sale investment-grade debt securities that we carry at fair value. Long-term investments at July 31, 2014 consisted of municipal auction rate securities that we carry at fair value. Long-term investments at July 31, 2013 consisted of municipal auction rate securities and an available-for-sale corporate equity investment that we carried at fair value. We sold this equity investment in the fourth quarter of fiscal 2014. See Note 3, “Cash and Cash Equivalents, Investments and Funds Held For Customers,” for more information. Except for direct obligations of the United States government, securities issued by agencies of the United States government, and money market funds, we diversify our investments by limiting our holdings with any individual issuer.

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

Tables of Contents

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

Property and Equipment

Property and equipment is stated at the lower of cost or realizable value, net of accumulated depreciation. We calculate depreciation using the straight-line method over the estimated useful lives of the assets, which range from two to 30 years. We amortize leasehold improvements using the straight-line method over the lesser of their estimated useful lives or remaining lease terms. We include the amortization of assets that are recorded under capital leases in depreciation expense. We review property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We did not record any significant property impairment charges during the twelve months ended July 31, 2014, 2013, or 2012.

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

Tables of Contents

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

If the carrying value of the net assets assigned to a reporting unit exceeds the estimated fair value of the unit, we perform the second step of the impairment test. In this step we allocate the fair value of the reporting unit calculated in step one to all of the assets and liabilities of that unit, as if we had just acquired the reporting unit in a business combination. The excess of the fair value of the reporting unit over the total amount allocated to the assets and liabilities represents the implied fair value of goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, we would record an impairment loss equal to the difference. See Note 2, “Fair Value Measurements - Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis,” for a discussion of the goodwill impairment charges that we recorded for the twelve months ended July 31, 2013.

Acquired Intangible Assets and Other Long-Lived Assets

We generally record acquired intangible assets that have finite useful lives, such as acquired technology, in connection with business combinations. We amortize the cost of acquired intangible assets on a straight-line basis over their estimated useful lives, which range from one to nine years. We review intangible assets that have finite useful lives and other long-lived assets whenever an event or change in circumstances indicates that the carrying value of the asset may not be recoverable. We estimate the recoverability of these assets by comparing the carrying amount of the asset to the future undiscounted cash flows that we expect the asset to generate. We estimate the fair value of assets that have finite useful lives based on the present value of future cash flows for those assets. If the carrying value of an asset with a finite life exceeds its estimated fair value, we would record an impairment loss equal to the difference. See Note 2, “Fair Value Measurements - Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis,” for a discussion of the acquired intangible asset impairment charges that we recorded for the twelve months ended July 31, 2013.

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

Tables of Contents

See Note 11, “Stockholders' Equity,” for a description of our share-based compensation plans and more information on the assumptions we use to calculate the fair value of share-based compensation.

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

We sell a significant portion of our products through third-party retailers and distributors. As a result, we face risks related to the collectibility of our accounts receivable. To appropriately manage this risk, we perform ongoing evaluations of customer credit and limit the amount of credit extended as we deem appropriate, but generally do not require collateral. We maintain reserves for estimated credit losses and these losses have historically been within our expectations. However, since we cannot predict future changes in the financial stability of our customers, we cannot guarantee that our reserves will continue to be adequate. No customer accounted for 10% or more of total net revenue for the twelve months ended July 31, 2014, 2013 or 2012, nor did any customer account for 10% or more of total accounts receivable at July 31, 2014 or 2013.

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

Recent Accounting Pronouncements
ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”
In April 2014 the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” This update raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures for discontinued operations and disposals that do not meet the definition of a discontinued operation. ASU 2014-08 is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2014, which means that it will be effective for us in the first quarter of our fiscal year beginning August 1, 2015. We are currently evaluating the impact of our pending adoption of ASU 2014-08 on our consolidated financial statements.
ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”
In May 2014 the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” This update supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible that more judgment and estimates may be required within the revenue recognition process than is required under present U.S. GAAP. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price, and allocating the transaction price to each separate performance obligation. The new standard also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. ASU 2014-09 is effective for reporting periods beginning after December 15, 2016, which means that it will be effective for us in the first quarter of our fiscal year beginning August 1, 2017. Early adoption is not permitted under U.S. GAAP. ASU 2014-09 allows adoption using either of two methods: (i) retrospective to each prior reporting period presented, with the option to elect certain practical expedients; or (ii) retrospective with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures. We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements.

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

	At July 31, 2014				At July 31, 2013
(In millions)	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Cash equivalents, primarily money market funds	$652	$—	$—	$652	$917	$—	$—	$917
Available-for-sale debt securities:
Municipal bonds	—	701	—	701	—	489	—	489
Municipal auction rate securities	—	—	21	21	—	—	33	33
Corporate notes	—	466	—	466	—	269	—	269
U.S. agency securities	—	42	—	42	—	69	—	69
Available-for-sale corporate equity securities	—	—	—	—	33	—	—	33
Total available-for-sale securities	—	1,209	21	1,230	33	827	33	893
Total assets measured at fair value on a recurring basis	$652	$1,209	$21	$1,882	$950	$827	$33	$1,810
Liabilities:
Senior notes (1)	$—	$556	$—	$556	$—	$560	$—	$560
______________________

(1)	Carrying value on our balance sheets at July 31, 2014 was $499 million and at July 31, 2013 was $499 million. See Note 9.

Tables of Contents

The following table summarizes our cash equivalents and available-for-sale debt and equity securities by balance sheet classification and level in the fair value hierarchy at the dates shown:

	At July 31, 2014				At July 31, 2013
(In millions)	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents:
In cash and cash equivalents	$507	$—	$—	$507	$857	$—	$—	$857
In funds held for customers	145	—	—	145	60	—	—	60
Total cash and cash equivalents	$652	$—	$—	$652	$917	$—	$—	$917
Available-for-sale securities:
In investments	$—	$1,065	$—	$1,065	$—	$652	$—	$652
In funds held for customers	—	144	—	144	—	175	—	175
In long-term investments	—	—	21	21	33	—	33	66
Total available-for-sale securities	$—	$1,209	$21	$1,230	$33	$827	$33	$893

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

Financial liabilities whose fair values we measure using Level 2 inputs consist of debt. See Note 9, “Long-Term Obligations and Commitments,” for more information. We measure the fair value of our senior notes based on their trading prices and the interest rates we could obtain for other borrowings with similar terms.

Financial assets whose fair values we measure using significant unobservable (Level 3) inputs consist of municipal auction rate securities that are no longer liquid. We estimate the fair values of these auction rate securities using a discounted cash flow model. Using our discounted cash flow model, we determined that the fair values of the municipal auction rate securities we held at July 31, 2014, 2013, and 2012 were approximately equal to their par values and as a result we recorded no decrease in their fair values during the twelve months then ended. During the twelve months ended July, 31 2014, $12 million of these securities were redeemed by the issuers at par, leaving a remaining balance of $21 million at July 31, 2014. We continued to classify them as long-term investments based on the maturities of the underlying securities at that date. We do not intend to sell our municipal auction rate securities and it is not more likely than not that we will be required to sell them before recovery at par, which may be at maturity.

There were no transfers between Level 1, Level 2, and Level 3 of the fair value hierarchy during the twelve months ended July 31, 2014, 2013 or 2012.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

Assets measured at fair value on a non-recurring basis include reporting units measured at fair value in a goodwill impairment test. Estimates of fair value for reporting units fall under Level 3 of the fair value hierarchy.

During the fourth quarters of fiscal 2014, fiscal 2013, and fiscal 2012 we performed our annual goodwill impairment tests. Using the methodology described in Note 1, we determined that the estimated fair values of all of our reporting units exceeded their carrying values and that they were not impaired.
In March 2013 the largest customer for our Intuit Health business acquired a company that offers similar solutions and competes with us directly in that market space. As a result, we performed an interim impairment test of goodwill and acquired intangible assets during the third quarter of fiscal 2013. We concluded that the carrying amounts of goodwill and certain definite-lived acquired intangible assets associated with our Intuit Health business were impaired and recorded an impairment charge of $46 million that reduced the carrying value of those assets to zero. For goodwill, the amount of the impairment charge was determined by comparing the carrying value of goodwill assigned to the reporting unit with the implied fair value of

Tables of Contents

the goodwill. We used a weighted combination of a discounted cash flow model (income approach) and comparisons to publicly traded companies engaged in similar businesses (market approach) to estimate the fair value of our Intuit Health reporting unit. Key assumptions that we used in the income approach included the amount and timing of estimated future cash flows to be generated by the business over an extended period of time, long-term growth rates for the business, and a rate of return that considered the relative risk of achieving the cash flows and the time value of money. For the market approach, we estimated the fair value of the reporting unit based on market multiples of revenue, operating income, and earnings for comparable publicly traded companies engaged in similar businesses. For those acquired intangible assets where the unamortized balances exceeded the undiscounted future net cash flows, we measured the amount of the impairment by calculating the amount by which the carrying values exceeded the estimated fair values, which were based on projected discounted future net cash flows. We believe that the assumptions used to determine the impairment amounts for the goodwill and acquired intangible assets for this business unit are reasonable. In the fourth quarter of fiscal 2013 management approved a plan to sell our Intuit Health business, which was part of our former Other Businesses segment. On August 19, 2013 we completed the sale for cash consideration that was not significant.

3. Cash and Cash Equivalents, Investments and Funds Held for Customers

The following table summarizes our cash and cash equivalents, investments and funds held for customers by balance sheet classification at the dates indicated.

	July 31, 2014		July 31, 2013
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Classification on balance sheets:
Cash and cash equivalents	$849	$849	$1,009	$1,009
Investments	1,064	1,065	653	652
Funds held for customers	289	289	235	235
Long-term investments	31	31	54	83
Total cash and cash equivalents, investments and funds held for customers	$2,233	$2,234	$1,951	$1,979

The following table summarizes our cash and cash equivalents, investments and funds held for customers by investment category at the dates indicated. See Note 2 for more information on our municipal auction rate securities.

	July 31, 2014		July 31, 2013
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Type of issue:
Total cash and cash equivalents	$994	$994	$1,069	$1,069
Available-for-sale debt securities:
Municipal bonds	700	701	489	489
Municipal auction rate securities	21	21	33	33
Corporate notes	466	466	269	269
U.S. agency securities	42	42	69	69
Total available-for-sale debt securities	1,229	1,230	860	860
Available-for-sale corporate equity securities	—	—	5	33
Other long-term investments	10	10	17	17
Total cash and cash equivalents, investments and funds held for customers	$2,233	$2,234	$1,951	$1,979

We include realized gains and losses on our available-for-sale debt and equity securities in interest and other income, net in our statements of operations. Gross realized gains and losses on our available-for-sale debt securities for the twelve months ended July 31, 2014, 2013 and 2012 were not significant.

Tables of Contents

We accumulate unrealized gains and losses on our available-for-sale debt and equity securities, net of tax, in accumulated other comprehensive income in the stockholders’ equity section of our balance sheets. Gross unrealized gains and losses on our available-for-sale debt securities at July 31, 2014 and July 31, 2013 were not significant.

At July 31, 2013, the cumulative gross unrealized gain on our available-for-sale corporate equity security was approximately $28 million. In the fourth quarter of fiscal 2014, we sold this security for $26 million and recorded the gain of $21 million in interest and other income in our statement of operations.

We periodically review our investment portfolios to determine if any investment is other-than-temporarily impaired due to changes in credit risk or other potential valuation concerns. We believe that the investments that we held at July 31, 2014 were not other-than-temporarily impaired. Unrealized losses on available-for-sale debt securities at July 31, 2014 were not significant and are due to changes in interest rates, including market credit spreads, and not due to increased credit risks associated with specific securities. We do not intend to sell these investments and it is not more likely than not that we will be required to sell them before recovery at par, which may be at maturity.

The following table summarizes our available-for-sale debt securities classified by the stated maturity date of the security at the dates indicated.

	July 31, 2014		July 31, 2013
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$363	$363	$234	$235
Due within two years	443	443	245	245
Due within three years	303	303	211	210
Due after three years	120	121	170	170
Total available-for-sale debt securities	$1,229	$1,230	$860	$860

Available-for-sale debt securities due after three years in the table above include our municipal auction rate securities. See Note 2, “Fair Value Measurements,” for more information. All of the remaining securities in that category had interest reset dates or mandatory call dates within three years of the dates indicated in the table.

4. Property and Equipment

Property and equipment consisted of the following at the dates indicated:

	Life in	July 31,
(Dollars in millions)	Years	2014	2013
Equipment	3-5	$402	$388
Computer software	3-6	509	489
Furniture and fixtures	5	72	72
Leasehold improvements	2-16	282	262
Land	NA	6	6
Buildings	5-30	192	191
Capital in progress	NA	130	92
		1,593	1,500
Less accumulated depreciation and amortization		(987)	(945)
Total property and equipment, net		$606	$555
__________________________
NA = Not Applicable

Capital in progress at July 31, 2014 and July 31, 2013 consisted primarily of costs related to internal use software projects and land that we have purchased adjacent to our headquarters campus in Mountain View, California that contains buildings that we are in the process of demolishing and reconstructing. As discussed in Note 1, “Description of Business and Summary of

Tables of Contents

Significant Accounting Policies – Internal Use Software,” we capitalize costs related to the development of computer software for internal use. We capitalized internal use software costs totaling $82 million for the twelve months ended July 31, 2014; $66 million for the twelve months ended July 31, 2013; and $51 million for the twelve months ended July 31, 2012. These amounts included capitalized labor costs of $48 million, $56 million and $30 million. Costs related to internal use software projects are included in the capital in progress category of property and equipment until project completion, at which time they are transferred to the computer software category.

5. Goodwill and Acquired Intangible Assets

We have reclassified our balance sheets to reflect the net assets of Intuit Financial Services as discontinued operations for all periods presented. Consequently, the goodwill and intangible assets of IFS are not included in the tables below. Because the net assets of our Intuit Health and Intuit Websites discontinued operations were not material for any period presented, we have not reclassified our balance sheets to reflect them as discontinued operations. Consequently, balances and activity relating to the goodwill and intangible assets of those businesses are included in the tables below. See Note 7, “Discontinued Operations,” for more information.

Goodwill

Changes in the carrying value of goodwill by reportable segment during the twelve months ended July 31, 2014 and July 31, 2013 were as shown in the following table. Our reportable segments are described in Note 14, “Segment Information.”

(In millions)	Balance July 31, 2012	Goodwill Acquired/ Adjusted	Goodwill Impairment Charges	Balance July 31, 2013	Goodwill Acquired/ Adjusted	Balance July 31, 2014
Small Business	$957	$(2)	—	$955	$96	$1,051
Consumer	198	—	—	198	293	491
Professional Tax	93	—	—	93	—	93
Goodwill for Intuit Health discontinued operations	38	—	(38)	—	—	—
Totals	$1,286	$(2)	$(38)	$1,246	$389	$1,635

We had no accumulated goodwill impairment losses for our continuing operations at July 31, 2012. See Note 2, “Fair Value Measurements – Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis,” for a description of the goodwill impairment charge we recorded in fiscal 2013 for our Intuit Health reporting unit, which was classified as a discontinued operation in the fourth quarter of fiscal 2013. The increase in goodwill in our Consumer segment during the twelve months ended July 31, 2014 was due to the acquisition of Check Inc. See Note 6, “Business Combinations,” for more information. The increase in goodwill in our Small Business segment during the twelve months ended July 31, 2014 was due to a number of small acquisitions, none of which were individually significant.

Tables of Contents

Acquired Intangible Assets

The following table shows the cost, accumulated amortization and weighted average life in years for our acquired intangible assets at the dates indicated.

(Dollars in millions)	Customer Lists	Purchased Technology	Trade Names and Logos	Covenants Not to Compete or Sue	Total

At July 31, 2014:
Cost	$318	$366	$33	$34	$751
Accumulated amortization	(261)	(242)	(23)	(26)	(552)
Acquired intangible assets, net	$57	$124	$10	$8	$199
Weighted average life in years	6	5	6	8	6

At July 31, 2013:
Cost	$306	$277	$32	$33	$648
Accumulated amortization	(249)	(207)	(20)	(23)	(499)
Acquired intangible assets, net	$57	$70	$12	$10	$149
Weighted average life in years	7	6	6	9	7

The increase in total intangible assets during the twelve months ended July 31, 2014 was primarily due to the acquisition of Check Inc. See Note 6, “Business Combinations,” for more information.

The following table shows the expected future amortization expense for our acquired intangible assets at July 31, 2014. Amortization of purchased technology is charged to cost of service and other revenue and to amortization of acquired technology in our statements of operations. Amortization of other acquired intangible assets such as customer lists is charged to amortization of other acquired intangible assets in our statements of operations. If impairment events occur, they could accelerate the timing of acquired intangible asset charges.

(In millions)	Expected Future Amortization Expense

Twelve months ending July 31,
2015	$67
2016	55
2017	36
2018	25
2019	15
Thereafter	1
Total expected future amortization expense	$199

6. Business Combinations

Check Inc.

On June 16, 2014 we acquired all of the outstanding equity interests of Check Inc. for total cash and other consideration of approximately $369 million. The $369 million included total purchase consideration of approximately $342 million and $27 million for the fair value of assumed equity awards that is being charged to expense over service periods of up to four years. Check provides a mobile application that automates and consolidates the bill payment process in one place, reducing complexity for consumers. Check became part of our Consumer segment. We acquired Check to accelerate our ability to offer mobile bill payment services and create opportunities to retain, attract, and serve additional customers. We have included the

Tables of Contents

results of operations for Check in our consolidated results of operations from the date of acquisition. Their results of operations for periods prior to the date of acquisition were not material when compared with our consolidated results of operations.

Under the acquisition method of accounting we allocated the fair value of the total purchase consideration of $342 million to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values on the date of acquisition. The fair values assigned to the identifiable intangible assets acquired were based on estimates and assumptions determined by management. We recorded the excess of consideration over the aggregate fair values as goodwill. Using information available at the time the acquisition closed, we allocated approximately $14 million of the consideration to net tangible assets and approximately $35 million of the consideration to identified intangible assets. We recorded the excess consideration of approximately $293 million as goodwill, none of which is deductible for income tax purposes. The identified intangible assets are being amortized over a weighted average life of five years.

Demandforce, Inc.

On May 18, 2012 we acquired all of the outstanding equity interests of Demandforce, Inc. for total cash and other consideration of approximately $449 million. The $449 million included approximately $44 million for the fair value of assumed equity awards that is being charged to expense over service periods of up to four years. Demandforce is a provider of online marketing and customer communication solutions for small businesses and became part of our Small Business segment. We acquired Demandforce to expand our online small business offerings in support of our connected services strategy. We have included the results of operations for Demandforce in our consolidated results of operations from the date of acquisition. Their results of operations for periods prior to the date of acquisition were not material when compared with our consolidated results of operations.

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

7. Discontinued Operations

Intuit Financial Services

On July 1, 2013 we signed a definitive agreement to sell our Intuit Financial Services (IFS) business and on August 1, 2013 we completed the sale for approximately $1.025 billion in cash. We recorded a gain on the disposal of IFS of approximately $36 million, net of income taxes, in the first quarter of fiscal 2014. The decision to sell the IFS business was a result of management's desire to focus resources on our offerings for small businesses, consumers, and accounting professionals. The IFS business comprised substantially all of our former Financial Services reportable segment.

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

Tables of Contents

See the table later in this Note 7 for more information on the IFS operating results. The carrying amounts of the major classes of assets and liabilities of IFS at July 31, 2013 were as shown in the following table. These carrying amounts approximated fair value.

July 31,
(In millions)	2013
Accounts receivable	$40
Other current assets	4
Property and equipment, net	31
Goodwill	914
Purchased intangible assets, net	4
Other assets	6
Total assets	999

Accounts payable	15
Accrued compensation	21
Deferred revenue	3
Long-term obligations	9
Total liabilities	48
Net assets	$951

Intuit Health

In July 2013 management having the authority to do so formally approved a plan to sell our Intuit Health business and on August 19, 2013 we completed the sale for cash consideration that was not significant. We recorded a $4 million pre-tax loss on the disposal of Intuit Health that was more than offset by a related income tax benefit of approximately $14 million, resulting in a net gain on disposal of approximately $10 million in the first quarter of fiscal 2014. The decision to sell the Intuit Health business was a result of management's desire to focus resources on its offerings for small businesses, consumers, and accounting professionals. Intuit Health was part of our former Other Businesses reportable segment.
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

Intuit Websites

In July 2012 management having the authority to do so formally approved a plan to sell our Intuit Websites business, which was a component of our Small Business reportable segment. The decision was the result of a shift in our strategy for helping small businesses to establish an online presence. On August 10, 2012 we signed a definitive agreement to sell our Intuit Websites business and on September 17, 2012 we completed the sale for approximately $60 million in cash. We recorded a gain on disposal of approximately $32 million, net of income taxes.

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

Tables of Contents

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

Net Income (Loss) from Discontinued Operations

Net revenue from discontinued operations, income or loss from discontinued operations before income taxes, and the components of net income (loss) from discontinued operations were as follows for the periods indicated:

	Twelve Months Ended July 31,
(In millions)	2014	2013	2012
Net revenue from discontinued operations:
Intuit Financial Services	$—	$325	$326
Intuit Health	1	16	18
Intuit Websites	—	10	76
Total net revenue from discontinued operations	$1	$351	$420

Income (loss) from discontinued operations before income taxes:
Intuit Financial Services	$—	$52	$41
Intuit Health	(1)	(71)	(29)
Intuit Websites	—	—	(18)
Total loss from discontinued operations before income taxes	$(1)	$(19)	$(6)

Net income (loss) from discontinued operations:
Net income from Intuit Financial Services operations	$—	$34	$23
Net gain on disposal of Intuit Financial Services discontinued operations	36	8	—
Net loss from Intuit Health operations	—	(57)	(20)
Net gain on disposal of Intuit Health discontinued operations	10	18	—
Net loss from Intuit Websites operations	—	—	(11)
Net gain on disposal of Intuit Websites discontinued operations	—	32	36
Total net income from discontinued operations	$46	$35	$28

The net gains on disposal of Intuit Financial Services and Intuit Health for the twelve months ended July 31, 2013 and of Intuit Websites for the twelve months ended July 31, 2012 were comprised of tax benefits from the anticipated sales of those businesses. See Note 10, “Income Taxes,” for more information.

8. Current Liabilities

Unsecured Revolving Credit Facility

On February 17, 2012 we entered into an agreement with certain institutional lenders for a $500 million unsecured revolving credit facility that will expire on February 17, 2017. Advances under the credit facility will accrue interest at rates that are equal to, at our election, either JP Morgan's alternate base rate plus a margin that ranges from 0.0% to 0.5% or the London InterBank Offered Rate (LIBOR) plus a margin that ranges from 0.9% to 1.5%. Actual margins under either election will be based on our senior debt credit ratings. The agreement includes customary affirmative and negative covenants, including financial covenants that require us to maintain a ratio of total debt to annual earnings before interest, taxes, depreciation and amortization (EBITDA) of not greater than 3.25 to 1.00 as of any date and a ratio of annual EBITDA to interest payable of not less than 3.00 to 1.00 as of the last day of each fiscal quarter. We remained in compliance with these covenants at all times during the quarter

Tables of Contents

ended July 31, 2014. We may use amounts borrowed under this credit facility for general corporate purposes, including future acquisitions. To date we have not borrowed under this credit facility.

Other Current Liabilities

Other current liabilities were as follows at the dates indicated:

	July 31,
(In millions)	2014	2013
Reserve for product returns	$24	$20
Reserve for rebates	23	15
Current portion of license fee payable	10	10
Current portion of deferred rent	7	8
Interest payable	10	10
Executive deferred compensation plan liabilities	63	64
Other	30	29
Total other current liabilities	$167	$156

9. Long-Term Obligations and Commitments

Long-Term Debt

On March 12, 2007 we issued $500 million of 5.40% senior unsecured notes due on March 15, 2012 (the 2012 Notes) and $500 million of 5.75% senior unsecured notes due on March 15, 2017 (the 2017 Notes) (together, the Notes), for a total principal amount of $1 billion. We repaid the 2012 Notes when they became due using cash from operations. We carried the 2017 Notes at face value less the unamortized discount in long-term debt on our balance sheets at July 31, 2014 and July 31, 2013. The 2017 Notes are redeemable by Intuit at any time, subject to a make-whole premium, and include covenants that limit our ability to grant liens on our facilities and to enter into sale and leaseback transactions, subject to significant allowances. We paid $29 million in cash for interest on the Notes during each of the twelve months ended July 31, 2014 and July 31, 2013 and $56 million during the twelve months ended July 31, 2012.

Other Long-Term Obligations

Other long-term obligations were as follows at the dates indicated:

	July 31,
(In millions)	2014	2013
Total deferred rent	$62	$55
Total license fee payable	41	48
Long-term income tax liabilities	32	38
Long-term deferred revenue	10	32
Long-term deferred income tax liabilities	61	6
Other	14	7
Total long-term obligations	220	186
Less current portion (included in other current liabilities)	(17)	(19)
Long-term obligations due after one year	$203	$167

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

Annual minimum commitments under operating leases and purchase obligations at July 31, 2014 were as shown in the table below.

(In millions)	Operating Lease Commitments	Purchase Obligations
Fiscal year ending July 31,
2015	$72	$30
2016	69	18
2017	69	10
2018	55	61
2019	45	—
Thereafter	260	1
Total commitments	$570	$120

Rent expense for continuing operations totaled $57 million for the twelve months ended July 31, 2014, $53 million for the twelve months ended July 31, 2013, and $47 million for the twelve months ended July 31, 2012. Rent expense includes base contractual rent and contractual variable expenses such as building maintenance, utilities, property taxes and insurance.

10. Income Taxes

The provision for income taxes from continuing operations consisted of the following for the periods indicated:

	Twelve Months Ended July 31,
(In millions)	2014	2013	2012
Current:
Federal	$324	$307	$363
State	20	28	28
Foreign	10	5	2
Total current	354	340	393
Deferred:
Federal	91	34	(23)
State	6	2	(4)
Foreign	2	11	8
Total deferred	99	47	(19)
Total provision for income taxes from continuing operations	$453	$387	$374

Excess tax benefits associated with share-based compensation deductions are credited to stockholders’ equity. The reductions of income taxes payable resulting from share-based compensation deductions that were credited to stockholders’ equity were approximately $82 million for the twelve months ended July 31, 2014, $69 million for the twelve months ended July 31, 2013, and $71 million for the twelve months ended July 31, 2012.

Tables of Contents

The sources of income from continuing operations before the provision for income taxes consisted of the following for the periods indicated:

	Twelve Months Ended July 31,
(In millions)	2014	2013	2012
United States	$1,290	$1,165	$1,096
Foreign	24	45	42
Total	$1,314	$1,210	$1,138

Differences between income taxes calculated using the federal statutory income tax rate of 35% and the provision for income taxes from continuing operations were as follows for the periods indicated:

	Twelve Months Ended July 31,
(In millions)	2014	2013	2012
Income from continuing operations before income taxes	$1,314	$1,210	$1,138

Statutory federal income tax	$460	$424	$398
State income tax, net of federal benefit	17	17	16
Federal research and experimentation credits	(8)	(24)	(8)
Domestic production activities deduction	(25)	(29)	(27)
Share-based compensation	9	7	8
Effects of non-U.S. operations	1	(2)	(5)
Other, net	(1)	(6)	(8)
Total provision for income taxes from continuing operations	$453	$387	$374

In January 2013 the American Taxpayer Relief Act of 2012 was signed into law. The Act includes a reinstatement of the federal research and experimentation credit through December 31, 2013 that was retroactive to January 1, 2012. We recorded a discrete tax benefit of approximately $8 million for the retroactive effect during the twelve months ended July 31, 2013. As of July 31, 2014, the federal research and experimentation credit has not been extended beyond December 31, 2013.

Tables of Contents

Significant deferred tax assets and liabilities were as follows at the dates indicated:

	July 31,
(In millions)	2014	2013
Deferred tax assets:
Accruals and reserves not currently deductible	$60	$51
Deferred rent	11	11
Accrued and deferred compensation	50	50
Loss and tax credit carryforwards	47	36
Property and equipment	—	12
Share-based compensation	50	97
Net basis difference in investments held for sale	—	41
Other, net	2	—
Total deferred tax assets	220	298
Deferred tax liabilities:
Intangible assets	120	93
Property and equipment	4	—
Other, net	—	10
Total deferred tax liabilities	124	103
Total net deferred tax assets	96	195
Valuation allowance	(24)	(25)
Total net deferred tax assets, net of valuation allowance	$72	$170

The components of total net deferred tax assets, net of valuation allowances, as shown on our balance sheets were as follows at the dates indicated:

	July 31,
(In millions)	2014	2013
Current deferred income taxes	$133	$166
Long-term deferred income taxes included in other assets	—	10
Long-term deferred income taxes included in other long-term obligations	(61)	(6)
Total net deferred tax assets, net of valuation allowance	$72	$170

We provide U.S. federal income taxes on the earnings of foreign subsidiaries unless the subsidiaries' earnings are intended to be indefinitely reinvested in our international operations. To the extent that foreign earnings previously treated as indefinitely reinvested are repatriated, the related U.S. tax liability may, subject to certain limitations, be reduced by any foreign income taxes paid on these earnings. At July 31, 2014, the cumulative amount of earnings upon which U.S. income taxes had not been provided was approximately $48 million. The unrecognized deferred tax liability for these earnings was approximately $7 million.
We have provided a valuation allowance related to the benefits of federal and state net basis difference in investments held for sale, state capital and operating loss carryforwards, foreign operating loss carryforwards, and state tax credit carryforwards that we believe are unlikely to be realized. Changes in the valuation allowance during the twelve months ended July 31, 2014 were primarily related to the reduction of the valuation allowance on the loss associated with the sale of our Intuit Health investment, partially offset by the increase of the valuation allowance related to state tax credit and state and foreign operating loss carryforwards. Changes in the valuation allowance during the twelve months ended July 31, 2013 were primarily related to the federal and state net basis difference in investments held for sale. The deferred tax assets for the net basis difference in the Intuit Financial Services and Intuit Health investments held for sale were $9 million and $32 million, on which we recorded valuation allowances of $1 million and $14 million. We recorded the related tax benefits of $8 million and $18 million to net gain on disposal of discontinued operations. See Note 7, “Discontinued Operations,” for more information.

At July 13, 2013, the deferred tax asset for the capital loss on the sale of Intuit Websites was $16 million, on which there was a valuation allowance of $2 million for state capital loss carryfowards. The deferred tax asset for the net basis difference in the Intuit Websites investment held for sale at the end of fiscal 2012 was $38 million, on which we recorded a valuation allowance of $2 million. We recorded the related tax benefit to net income from discontinued operations in fiscal 2012.

Tables of Contents

At July 31, 2014, we had total federal net operating loss carryforwards of approximately $61 million that will start to expire in fiscal 2021. Utilization of the net operating losses is subject to annual limitation. The annual limitation may result in the expiration of net operating losses before utilization.

At July 31, 2014, we had total state net operating loss carryforwards of approximately $183 million for which we have recorded a deferred tax asset of $11 million and a valuation allowance of $9 million. The state net operating losses will start to expire in fiscal 2015. Utilization of the net operating losses is subject to annual limitation. The annual limitation may result in the expiration of net operating losses before utilization.

At July 31, 2014, we had Singapore operating loss carryforwards of approximately $18 million which have an indefinite carryforward period. We recorded a full valuation allowance on the related deferred tax asset.

At July 31, 2014, we had California research and experimentation credit carryforwards of approximately $27 million. If realized, $7 million of the carryfoward will be recognized as additional paid in capital. We recorded a full valuation on the related deferred tax asset.

Unrecognized Tax Benefits

The aggregate changes in the balance of our gross unrecognized tax benefits were as follows for the periods indicated:

	Twelve Months Ended July 31,
(In millions)	2014	2013	2012
Gross unrecognized tax benefits, beginning balance	$39	$38	$41
Increases related to tax positions from prior fiscal years, including acquisitions	4	5	3
Decreases related to tax positions from prior fiscal years	(8)	(12)	(9)
Increases related to tax positions taken during current fiscal year	5	9	3
Settlements with tax authorities	—	(1)	—
Gross unrecognized tax benefits, ending balance	$40	$39	$38

The total amount of our unrecognized tax benefits at July 31, 2014 was $40 million. Net of related deferred tax assets, unrecognized tax benefits were $26 million at that date. If we were to recognize these net benefits, our income tax expense would reflect a favorable net impact of $26 million. We do not believe that it is reasonably possible that there will be a significant increase or decrease in unrecognized tax benefits over the next 12 months.

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

We recognize interest and penalties related to unrecognized tax benefits within the provision for income taxes. Amounts accrued at July 31, 2014 and July 31, 2013 for the payment of interest and penalties were not significant. The amounts of interest and penalties that we recognized during the twelve months ended July 31, 2014, 2013 and 2012 were also not significant.

Tables of Contents

11. Stockholders’ Equity

Stock Repurchase Programs

Intuit’s Board of Directors has authorized a series of common stock repurchase programs. Shares of common stock repurchased under these programs become treasury shares. Under these programs, we repurchased 22.5 million shares of our common stock for $1.6 billion during the twelve months ended July 31, 2014; 4.8 million shares for $292 million during the twelve months ended July 31, 2013; and 16.9 million shares for $900 million during the twelve months ended July 31, 2012. At July 31, 2014, we had authorization from our Board of Directors to expend up to an additional $1.9 billion for stock repurchases through August 19, 2017. Future stock repurchases under the current program are at the discretion of management, and authorization of future stock repurchase programs is subject to the final determination of our Board of Directors.

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

Dividends on Common Stock

During fiscal 2014 we declared and paid cash dividends that totaled $0.76 per share of outstanding common stock or approximately $220 million. In August 2014 our Board of Directors declared a quarterly cash dividend of $0.25 per share of outstanding common stock payable on October 20, 2014 to stockholders of records at the close of business on October 10, 2014. Future declarations of dividends and the establishment of future record dates and payment dates are subject to the final determination of our Board of Directors.

Description of 2005 Equity Incentive Plan

Our stockholders initially approved our 2005 Equity Incentive Plan (2005 Plan) on December 9, 2004. On January 23, 2014 our stockholders approved an Amended and Restated 2005 Equity Incentive Plan (Restated 2005 Plan) that expires on October 29, 2023. Under the Restated 2005 Plan, we are permitted to grant incentive and non-qualified stock options, restricted stock awards, restricted stock units (RSUs), stock appreciation rights and stock bonus awards to our employees, non-employee directors, and consultants. The Compensation and Organizational Development Committee of our Board of Directors or its delegates determine who will receive grants, when those grants will be exercisable, their exercise price and other terms. We are permitted to issue up to 115,000,000 shares under the Restated 2005 Plan. The plan provides a fungible share reserve. Each stock option granted on or after November 1, 2010 reduces the share reserve by one share and each restricted stock award or restricted stock unit granted reduces the share reserve by 2.3 shares. Stock options forfeited and returned to the pool of shares available for grant increase the pool by one share for each share forfeited. Restricted stock awards and RSUs forfeited and returned to the pool of shares available for grant increase the pool by 2.3 shares for each share forfeited. At July 31, 2014, there were approximately 24.2 million shares available for grant under this plan. Stock options granted under the 2005 Plan and the Restated 2005 Plan typically vest over three years based on continued service and have a seven year term. RSUs granted under those plans typically vest over three years based on continued service. Certain RSUs granted to senior management vest based on the achievement of pre-established performance or market goals.

Tables of Contents

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

Under the ESPP, employees purchased 1,044,961 shares of Intuit common stock during the twelve months ended July 31, 2014; 1,172,822 shares during the twelve months ended July 31, 2013; and 1,031,483 shares during the twelve months ended July 31, 2012. At July 31, 2014, there were 2,531,405 shares available for issuance under this plan.

Share-Based Compensation Expense

The following table summarizes the total share-based compensation expense that we recorded in operating income from continuing operations for the periods shown.

	Twelve Months Ended July 31,
(In millions except per share amounts)	2014	2013	2012

Cost of service and other revenue	$8	$6	$4
Selling and marketing	59	64	56
Research and development	66	55	49
General and administrative	71	59	50
Total share-based compensation expense from continuing operations	204	184	159
Income tax benefit	(66)	(61)	(51)
Decrease in net income from continuing operations	$138	$123	$108

Decrease in net income per share from continuing operations:
Basic	$0.48	$0.41	$0.36
Diluted	$0.47	$0.41	$0.35

The table above excludes share-based compensation expense for our discontinued operations, which totaled $11 million during the twelve months ended July 31, 2013 and $10 million during the twelve months ended July 31, 2012. Because we have not reclassified our statements of cash flows to segregate discontinued operations, these amounts are included in share-based compensation expense on our statements of cash flows for those periods.

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

Tables of Contents

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

Dividends. Prior to July 2011, we paid no cash dividends on our common stock and did not anticipate paying any cash dividends, so we used an expected dividend yield of zero in our option valuation model. In July 2011 we determined that it was probable that we would pay quarterly cash dividends in the future and as a result we began using an annualized expected dividend yield in our option valuation model. We paid quarterly cash dividends during fiscal 2014, fiscal 2013, and fiscal 2012 and currently expect to continue to pay cash dividends in the future.

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

Tables of Contents

We used the following assumptions to estimate the fair value of stock options granted and shares purchased under our Employee Stock Purchase Plan for the periods indicated:

	Twelve Months Ended July 31,
	2014	2013	2012
Assumptions for stock options:
Expected volatility (range)	22% - 24%	22% - 27%	27% - 33%
Weighted average expected volatility	23%	23%	29%
Risk-free interest rate (range)	1.01% - 1.40%	0.49% - 1.05%	0.43% - 0.85%
Expected dividend yield	0.92% - 1.06%	1.02% - 1.18%	1.02% - 1.20%

Assumptions for ESPP:
Expected volatility (range)	19% - 22%	20% - 24%	24% - 33%
Weighted average expected volatility	21%	22%	29%
Risk-free interest rate (range)	0.02% - 0.08%	0.05% - 0.11%	0.00% - 0.10%
Expected dividend yield	0.94% - 1.15%	1.04% - 1.17%	1.00% - 1.20%

Share-Based Awards Available for Grant
A summary of share-based awards available for grant under our 2005 Equity Incentive Plan for the fiscal periods indicated was as follows:

(Shares in thousands)	Shares Available for Grant
Balance at July 31, 2011	30,716
Options granted	(3,167)
Restricted stock units granted (1)	(7,902)
Share-based awards canceled/forfeited/expired (1)(2)	2,113
Balance at July 31, 2012	21,760
Options granted	(2,607)
Restricted stock units granted (1)	(9,310)
Share-based awards canceled/forfeited/expired (1)(2)	2,277
Balance at July 31, 2013	12,120
Additional shares authorized	19,000
Options granted	(2,206)
Restricted stock units granted (1)	(8,959)
Share-based awards canceled/forfeited/expired (1)(2)	4,248
Balance at July 31, 2014	24,203

________________________________

(1)
RSUs granted from the pool of shares available for grant under our 2005 Equity Incentive Plan reduce the pool by 2.3 shares for each share granted. RSUs forfeited and returned to the pool of shares available for grant increase the pool by 2.3 shares for each share forfeited.

(2)
Stock options and restricted stock units canceled, expired or forfeited under our 2005 Equity Incentive Plan are returned to the pool of shares available for grant. Stock options and restricted stock units canceled, expired or forfeited under older expired plans are not returned to the pool of shares available for grant.

Tables of Contents

Stock Option Activity and Related Share-Based Compensation Expense

A summary of activity under all share-based compensation plans for the fiscal periods indicated was as follows:

	Options Outstanding
(Shares in thousands)	Number of Shares	Weighted Average Exercise Price Per Share
Balance at July 31, 2011	22,679	$32.38
Granted	3,167	51.36
Assumed and converted in connection with acquisitions	282	54.51
Exercised	(7,513)	28.41
Canceled or expired	(554)	39.43
Balance at July 31, 2012	18,061	37.49
Granted	2,607	62.93
Exercised	(5,826)	32.79
Canceled or expired	(636)	44.60
Balance at July 31, 2013	14,206	43.77
Granted	2,206	82.15
Assumed and converted in connection with acquisitions	261	5.16
Exercised	(5,041)	37.74
Canceled or expired	(694)	54.77
Balance at July 31, 2014	10,938	$52.67

Options outstanding, exercisable and expected to vest, and exercisable as of July 31, 2014 were as follows:

	Number of Shares (in thousands)	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value (in millions)
Options Outstanding	10,938	5.21	$52.67	$322
Options Exercisable and expected to vest	10,496	5.08	$51.96	$317
Options Exercisable	5,177	2.84	$38.18	$227

Options expected to vest are unvested shares net of expected forfeitures. The aggregate intrinsic value of options outstanding at July 31, 2014 is calculated as the difference between the exercise price of the underlying options and the market price of our common stock for shares that were in-the-money at that date. In-the-money options at July 31, 2014 were options that had exercise prices that were lower than the $81.97 market price of our common stock at that date.

Tables of Contents

Additional information regarding our stock options and ESPP shares is shown in the table below.

	Twelve Months Ended July 31,
(In millions except per share amounts)	2014	2013	2012

Weighted average fair value of options granted (per share)	$21.34	$11.24	$15.22
Total fair value of options vested	$20	$41	$39

Aggregate intrinsic value of options exercised	$177	$166	$202

Share-based compensation expense for stock options and ESPP	$48	$49	$53
Total tax benefit for stock option and ESPP share-based compensation	$12	$15	$14

Cash received from option exercises	$190	$191	$213
Cash tax benefits realized related to tax deductions for non-qualified option exercises and disqualifying dispositions under all share-based payment arrangements	$63	$60	$72

At July 31, 2014, there was $71 million of unrecognized compensation cost related to non-vested stock options that we will amortize to expense in the future. Unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize that cost over a weighted average vesting period of 2.5 years.

Restricted Stock Unit Activity and Related Share-Based Compensation Expense

A summary of restricted stock unit (RSU) activity for the periods indicated was as follows:

(Shares in thousands)	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at July 31, 2011	11,055	$37.92
Granted	3,436	55.02
Assumed and converted in connection with acquisitions	575	54.51
Vested	(4,763)	34.13
Forfeited	(696)	39.56
Nonvested at July 31, 2012	9,607	46.79
Granted	4,048	62.76
Vested	(3,670)	43.00
Forfeited	(801)	48.16
Nonvested at July 31, 2013	9,184	55.23
Granted	3,896	71.37
Assumed and converted in connection with acquisitions	782	71.00
Vested	(2,820)	53.98
Forfeited	(1,587)	61.76
Nonvested at July 31, 2014	9,455	$62.46

Tables of Contents

Additional information regarding our RSUs is shown in the table below.

	Twelve Months Ended July 31,
(In millions)	2014	2013	2012

Total fair value of RSUs vested	$204	$224	$258

Share-based compensation for RSUs	$156	$135	$106
Total tax benefit related to RSU share-based compensation expense	$54	$46	$37

Cash tax benefits realized for tax deductions for RSUs	$134	$77	$46

At July 31, 2014, there was $384 million of unrecognized compensation cost related to non-vested RSUs that we will amortize to expense in the future. Unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize that cost over a weighted average vesting period of 2.4 years.

Accumulated Other Comprehensive Income (Loss)
Comprehensive income consists of two elements, net income and other comprehensive income (loss). Other comprehensive income (loss) items are recorded in the stockholders’ equity section of our balance sheets and excluded from net income. Our other comprehensive income (loss) consists of unrealized gains and losses on marketable debt and equity securities classified as available-for-sale and foreign currency translation adjustments for subsidiaries with functional currencies other than the U.S. dollar.

The following table shows the components of accumulated other comprehensive income (loss), net of income taxes, in the stockholders' equity section of our balance sheets at the dates indicated.

	July 31,
(In millions)	2014	2013
Unrealized gains on available-for-sale debt securities	$1	$—
Unrealized gains on available-for-sale equity securities	—	18
Foreign currency translation adjustments	(3)	2
Total accumulated other comprehensive income (loss)	$(2)	$20

12. Benefit Plans

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

We had liabilities related to this plan of $63 million at July 31, 2014 and $64 million at July 31, 2013. We have matched the plan liabilities with similar performing assets, which are primarily investments in life insurance contracts. These assets are

Tables of Contents

recorded in other long-term assets while liabilities related to obligations are recorded in other current liabilities on our balance sheets.

401(k) Plan

In the United States, employees who participate in the Intuit Inc. 401(k) Plan may currently contribute up to 30% of pre-tax compensation, subject to Internal Revenue Service limitations and the terms and conditions of the plan. We match a portion of employee contributions, currently 125% up to six percent of salary, subject to Internal Revenue Service limitations. Matching contributions were $47 million for the twelve months ended July 31, 2014; $44 million for the twelve months ended July 31, 2013; and $38 million for the twelve months ended July 31, 2012.

13. Litigation

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

14. Segment Information

We have defined three reportable segments, described below, based on factors such as how we manage our operations and how our chief operating decision maker views results. We define the chief operating decision maker as our Chief Executive Officer and our Chief Financial Officer. Our chief operating decision maker organizes and manages our business primarily on the basis of product and service offerings.

Small Business. Our Small Business segment includes the following offerings, all targeting the small business market.

•	QuickBooks financial and business management online services and desktop software; QuickBooks technical support; and financial supplies.

•
QuickBooks Accountant, QuickBooks Accountant Plus, and QuickBooks Online Accountant as well as the QuickBooks ProAdvisor Program and Cloud ProAdvisor Program, all of which are intended for the accounting professionals who serve small businesses.

•
Small business payroll products and services, including online payroll offerings such as Quickbooks Online Payroll and Intuit Online Payroll; desktop payroll offerings such as QuickBooks Basic Payroll and QuickBooks Enhanced Payroll; and full service payroll offerings such as Intuit Full Service Payroll and QuickBooks Assisted Payroll.

•
Payment processing services for small businesses, including merchant services such as credit and debit card processing; Web-based transaction processing services for online merchants; secure online payments for small businesses and their customers through the Intuit Payment Network; GoPayment mobile payment processing services; and QuickBooks Point of Sale solutions.

•	Demandforce, which provides online marketing and customer communication solutions for small businesses, and QuickBase.
Consumer. Our Consumer segment includes two product lines – Consumer Tax and Consumer Ecosystem – both of which target consumers.

•	Consumer Tax includes TurboTax income tax preparation products and services and electronic tax filing services.

•	Consumer Ecosystem includes our personal finance offerings, Quicken, Mint and Check.
Professional Tax. Our Professional Tax segment targets professional accountants and includes Lacerte, ProSeries, and Intuit Tax Online professional tax preparation products and services, electronic tax filing services, bank product transmission services, and training services.

Tables of Contents

All of our segments operate primarily in the United States and sell primarily to customers in the United States. International total net revenue was approximately 5% of consolidated total net revenue for the twelve months ended July 31, 2014, 2013 and 2012.

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

The following table shows our financial results by reportable segment for the periods indicated. Results for all periods presented exclude results for our Intuit Financial Services, Intuit Health, and Intuit Websites businesses. See Note 7, “Discontinued Operations,” for more information.

	Twelve Months Ended July 31,
(In millions)	2014	2013	2012

Net revenue:
Small Business segment	$2,253	$2,057	$1,779

Consumer segment:
Consumer Tax	1,663	1,552	1,488
Consumer Ecosystem	168	156	153
Total Consumer segment	1,831	1,708	1,641

Professional Tax segment	422	406	388
Total net revenue	$4,506	$4,171	$3,808

Operating income from continuing operations:
Small Business segment	843	800	712
Consumer segment	1,139	1,035	965
Professional Tax segment	268	260	248
Total segment operating income	2,250	2,095	1,925
Unallocated corporate items:
Share-based compensation expense	(204)	(184)	(159)
Other common expenses	(686)	(625)	(565)
Amortization of acquired technology	(26)	(18)	(10)
Amortization of other acquired intangible assets	(20)	(35)	(23)
Total unallocated corporate items	(936)	(862)	(757)
Total operating income from continuing operations	$1,314	$1,233	$1,168

Tables of Contents

15. Selected Quarterly Financial Data (Unaudited)

The following tables contain selected quarterly financial data for the twelve months ended July 31, 2014 and July 31, 2013. We have classified our Intuit Financial Services, Intuit Health, and Intuit Websites businesses as discontinued operations and as a result have segregated their operating results from continuing operations in our statements of operations and in these tables. See Note 7, “Discontinued Operations,” for more information.

	Fiscal 2014 Quarter Ended
(In millions, except per share amounts)	October 31	January 31	April 30	July 31

Total net revenue	$622	$782	$2,388	$714
Cost of revenue	143	176	170	179
All other costs and expenses	556	652	724	592
Operating income (loss) from continuing operations	(77)	(46)	1,494	(57)
Net income (loss) from continuing operations	(57)	(37)	984	(29)
Net income (loss) from discontinued operations	46	—	—	—
Net income (loss)	(11)	(37)	984	(29)

Basic net income (loss) per share from continuing operations	$(0.20)	$(0.13)	$3.47	$(0.10)
Basic net income per share from discontinued operations	0.16	—	—	—
Basic net income (loss) per share	$(0.04)	$(0.13)	$3.47	$(0.10)

Diluted net income (loss) per share from continuing operations	$(0.20)	$(0.13)	$3.39	$(0.10)
Diluted net income per share from discontinued operations	0.16	—	—	—
Diluted net income (loss) per share	$(0.04)	$(0.13)	$3.39	$(0.10)

	Fiscal 2013 Quarter Ended
(In millions, except per share amounts)	October 31	January 31	April 30	July 31

Total net revenue	$562	$884	$2,091	$634
Cost of revenue	139	166	145	127
All other costs and expenses	496	634	664	567
Operating income (loss) from continuing operations	(73)	84	1,282	(60)
Net income (loss) from continuing operations	(54)	65	858	(46)
Net income (loss) from discontinued operations	35	6	(36)	30
Net income (loss)	(19)	71	822	(16)

Basic net income (loss) per share from continuing operations	$(0.18)	$0.22	$2.89	$(0.15)
Basic net income (loss) per share from discontinued operations	0.12	0.02	(0.12)	0.10
Basic net income (loss) per share	$(0.06)	$0.24	$2.77	$(0.05)

Diluted net income (loss) per share from continuing operations	$(0.18)	$0.21	$2.83	$(0.15)
Diluted net income (loss) per share from discontinued operations	0.12	0.02	(0.12)	0.10
Diluted net income (loss) per share	$(0.06)	$0.23	$2.71	$(0.05)

Tables of Contents

Schedule II
INTUIT INC.
VALUATION AND QUALIFYING ACCOUNTS

(In millions)	Beginning Balance	Additions Charged to Expense/ Revenue	Deductions	Ending Balance
Year ended July 31, 2014
Allowance for doubtful accounts	$38	$35	$(30)	$43
Reserve for product returns	20	84	(80)	24
Reserve for rebates	15	110	(102)	23

Year ended July 31, 2013
Allowance for doubtful accounts	$46	$33	$(41)	$38
Reserve for product returns	19	100	(99)	20
Reserve for rebates	17	112	(114)	15

Year ended July 31, 2012
Allowance for doubtful accounts	$20	$34	$(8)	$46
Reserve for product returns	20	92	(93)	19
Reserve for rebates	11	104	(98)	17

Notes:	Additions to the allowance for doubtful accounts are charged to general and administrative expense.
Additions to the reserves for product returns and rebates are charged against revenue.
The table above excludes balances and activity for our discontinued operations for all periods presented.

Tables of Contents

ITEM 9
CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A
CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based upon an evaluation of the effectiveness of disclosure controls and procedures, Intuit’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO) have concluded that as of the end of the period covered by this Annual Report on Form 10-K our disclosure controls and procedures as defined under Exchange Act Rules 13a-15(e) and 15d-15(e) were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission and is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of July 31, 2014 based on the guidelines established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of this evaluation, our management has concluded that our internal control over financial reporting was effective as of July 31, 2014 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. We reviewed the results of management’s assessment with the Audit and Risk Committee of Intuit’s Board of Directors.

Ernst & Young LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of July 31, 2014. Their report is included in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

During our most recent fiscal quarter, there has not occurred any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls
Our management, including our Chief Executive Officer and Chief Financial Officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and that they are effective at the reasonable assurance level. However, no matter how well conceived and executed, a control system can provide only reasonable and not absolute assurance that the objectives of the control system are met. The design of any control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. There are also limitations that are inherent in any control system. These limitations include the realities that breakdowns can occur because of errors in judgment or mistakes, and that controls can be circumvented by individual persons, by collusion of two or more people, or by management override of the controls. Because of these inherent limitations in a cost effective control system, misstatements due to error or fraud may occur and not be detected.

ITEM 9B
OTHER INFORMATION

None.

Tables of Contents

PART III

ITEM 10
DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except for the information about our executive officers shown below, the information required by this Item 10 is incorporated by reference from the information contained in our Proxy Statement to be filed with the U.S. Securities and Exchange Commission in connection with the solicitation of proxies for our 2015 Annual Meeting of Stockholders (the "2015 Proxy Statement") under the sections entitled “Our Board of Directors and Nominees – Directors Standing for Election,” “Corporate Governance,” and “Security Ownership of Certain Beneficial Owners and Management – Section 16(a) Beneficial Ownership Reporting Compliance.”

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

EXECUTIVE OFFICERS

The following table shows Intuit’s executive officers as of August 31, 2014 and their areas of responsibility. Their biographies follow the table.

Name	Age	Position

Brad D. Smith	50	President, Chief Executive Officer and Director
Scott D. Cook	62	Chairman of the Executive Committee
Laura A. Fennell	53	Senior Vice President, General Counsel and Corporate Secretary
Sasan K. Goodarzi	46	Senior Vice President and General Manager, Consumer Tax Group
H. Tayloe Stansbury	53	Senior Vice President and Chief Technology Officer
Daniel A. Wernikoff	42	Senior Vice President and General Manager, Small Business Group
R. Neil Williams	61	Senior Vice President and Chief Financial Officer
Mark J. Flournoy	48	Vice President, Corporate Controller and Chief Accounting Officer

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

Ms. Fennell has been Senior Vice President, General Counsel and Corporate Secretary since February 2007. She leads Intuit's legal, corporate affairs, privacy, information security, and data services teams. Ms. Fennell joined Intuit as Vice President,

Tables of Contents

General Counsel and Corporate Secretary in April 2004. Prior to joining Intuit, Ms. Fennell spent nearly eleven years at Sun Microsystems, Inc., most recently as Vice President of Corporate Legal Resources, as well as Acting General Counsel. Prior to joining Sun, she was an associate attorney at Wilson Sonsini, Goodrich & Rosati PC. Ms. Fennell sits on the board of directors of the Children's Discovery Museum of San Jose. Ms. Fennell holds a Bachelor of Science degree in Business Administration from California State University, Chico and a Juris Doctor from Santa Clara University.

Mr. Goodarzi has been Senior Vice President and General Manager of Intuit's Consumer Tax Group since August 2013. He rejoined Intuit in August 2011 as Senior Vice President and Chief Information Officer, serving in that capacity until July 2013, prior to which he had served as Chief Executive Officer of Nexant Inc., a privately held provider of intelligent grid software and clean energy solutions, since November 2010. During his previous tenure at Intuit from 2004 to 2010, Mr. Goodarzi led several business units including Intuit Financial Services and the professional tax division. Prior to joining Intuit, Mr. Goodarzi worked for Invensys, a global provider of industrial automation, transportation and controls technology, serving as global president of the products group. He also held a number of senior leadership roles in the automation control division at Honeywell and served as the chief executive officer and co-founder of a technology startup, Lazer Cables Inc. Mr. Goodarzi holds a Bachelor's degree in Electrical Engineering from the University of Central Florida and a Master's degree in Business Administration from the Kellogg School of Management at Northwestern University.

Mr. Stansbury has been Senior Vice President and Chief Technology Officer since he joined Intuit in May 2009. Mr. Stansbury previously served as chief information officer of VMware. Earlier he was executive vice president of Ariba and held executive engineering and general management roles at Calico Commerce and Xerox, led developer tools engineering groups at Borland International and Sun Microsystems, and researched intelligent systems at Xerox PARC. Mr. Stansbury holds a Bachelor's degree in Applied Mathematics from Harvard University.

Mr. Wernikoff has been Senior Vice President and General Manager of Intuit's Small Business Group since April 2014 and previously was the Senior Vice President and General Manager of Intuit's Small Business Financial Solutions Group from August 2013. From August 2010 to July 2013, he served as General Manager of Intuit's Financial Management Solutions business unit and was promoted from Vice President to Senior Vice President in August 2011. Mr. Wernikoff joined Intuit in March 2003 and was promoted to Vice President in August 2007. He held various executive roles in Payments, QuickBooks and Financial Management Solutions from August 2007 to August 2010. Mr. Wernikoff's previous experience includes leadership positions at Charles Schwab, Bank One Corp., and First Chicago Capital Markets. Mr. Wernikoff holds a Bachelor's degree in Finance from Miami University of Ohio and a Master's degree in Business Administration from the University of Pittsburgh.

Mr. Williams joined Intuit in January 2008 as Senior Vice President and Chief Financial Officer. He is responsible for all financial aspects of the company, including corporate strategy and business development, investor relations, financial operations and real estate. Beginning in 2001, he served as Executive Vice President of Visa U.S.A., Inc., the leading payments company in the U.S., and then from November 2004 to September 2007 served as Chief Financial Officer, leading all financial functions for the company and its subsidiaries. During the same period, Mr. Williams held the dual role of Chief Financial Officer for Inovant LLC, Visa’s global IT organization responsible for global transactions processing and technology development. Mr. Williams also serves on the boards of directors of Amyris, Inc. and RingCentral, Inc. Mr. Williams holds a Bachelor’s degree in Business Administration from the University of Southern Mississippi and he is a certified public accountant.

Mr. Flournoy was appointed as Vice President and Chief Accounting Officer in February 2014. He joined Intuit in 2003 as director of general accounting and internal controls and was named Corporate Controller in 2012. From 1996 to 2003, Mr. Flournoy served as a corporate controller for various private and public companies in California. He began his career in public accounting at Ernst & Young, where he served from 1992 to 1996. Mr. Flournoy holds a Bachelor's degree in Business Administration – Finance from the University of Southern California and a secondary Bachelor's degree in Accounting from San Diego State University.

Tables of Contents

ITEM 11
EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated by reference from the information contained in our 2015 Proxy Statement under the sections entitled “Corporate Governance – Compensation Committee Interlocks and Insider Participation,” “Director Compensation,” “Equity Compensation Plan Information,” and “Executive Compensation.”

ITEM 12
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is incorporated by reference from the information contained in our 2015 Proxy Statement under the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation.”

ITEM 13
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated by reference from the information contained in our 2015 Proxy Statement under the sections entitled “Corporate Governance – Director Independence” and “Transactions with Related Persons.”

ITEM 14
PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is incorporated by reference from the information contained in our 2015 Proxy Statement under the section entitled “Proposal No. 2 – Ratification of Selection of Independent Registered Public Accounting Firm.”

PART IV

ITEM 15
EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

1.	Financial Statements – See Index to Consolidated Financial Statements in Part II, Item 8.

2.	Financial Statement Schedules – See Index to Consolidated Financial Statements in Part II, Item 8.

3.	Exhibits – See Exhibit Index immediately following the signature page of this Annual Report on Form 10-K.

Tables of Contents

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

INTUIT INC.
Dated:	September 12, 2014	By:	/s/ R. NEIL WILLIAMS
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

Name	Title	Date
Principal Executive Officer:
/s/ BRAD D. SMITH	President, Chief Executive Officer and Director	September 12, 2014
Brad D. Smith

Principal Financial Officer:
/s/ R. NEIL WILLIAMS	Senior Vice President and Chief Financial Officer	September 12, 2014
R. Neil Williams

Principal Accounting Officer:
/s/ MARK J. FLOURNOY	Vice President, Corporate Controller and Chief Accounting Officer	September 12, 2014
Mark J. Flournoy

Additional Directors:
/s/ CHRISTOPHER W. BRODY	Director	September 12, 2014
Christopher W. Brody

/s/ WILLIAM V. CAMPBELL	Chairman of the Board of Directors	September 12, 2014
William V. Campbell

/s/ SCOTT D. COOK	Director	September 12, 2014
Scott D. Cook

/s/ DIANE B. GREENE	Director	September 12, 2014
Diane B. Greene

/s/ EDWARD A. KANGAS	Director	September 12, 2014
Edward A. Kangas

/s/ SUZANNE NORA JOHNSON	Director	September 12, 2014
Suzanne Nora Johnson

/s/ DENNIS D. POWELL	Director	September 12, 2014
Dennis D. Powell

/s/ JEFF WEINER	Director	September 12, 2014
Jeff Weiner

Tables of Contents

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference Form/File No.	Date

3.01	Restated Intuit Certificate of Incorporation, dated as of January 19, 2000		10-Q	6/14/2000

3.02	Bylaws of Intuit, as amended and restated effective July 24, 2014		8-K	7/29/2014

4.01	Form of Specimen Certificate for Intuit’s Common Stock		10-K	9/15/2009

4.02	Indenture, dated as of March 7, 2007, between Intuit and The Bank of New York Trust Company, N.A. as trustee		8-K	3/7/2007

4.03	Forms of Global Note for Intuit’s 5.40% Senior Notes due 2012 and 5.75% Senior Notes due 2017		8-K	3/12/2007

10.01+	Intuit Inc. 2005 Equity Incentive Plan, as amended December 14, 2007		S-8 333-148112	12/17/2007

10.02+	Intuit Inc. 2005 Equity Incentive Plan, as amended April 23, 2008		8-K	4/28/2008

10.03+	Intuit Inc. 2005 Equity Incentive Plan, as amended December 16, 2008		S-8 333-156205	12/17/2008

10.04+	Intuit Inc. 2005 Equity Incentive Plan, as amended December 15, 2009		S-8 333-163728	12/15/2009

10.05+	Intuit Inc. Amended and Restated 2005 Equity Incentive Plan, as approved January 19, 2011		S-8 333-171768	1/19/2011

10.06+	Intuit Inc. Amended and Restated 2005 Equity Incentive Plan, as amended through July 24, 2012		8-K	7/27/2012

10.07+	Intuit Inc. Amended and Restated 2005 Equity Incentive Plan, as amended through January 23, 2014		S-8 333-193551	1/24/2014

10.08+	2005 Equity Incentive Plan Form of Non-Qualified Stock Option – New Hire, Promotion or Retention Grant		10-Q	12/10/2004

10.09+	2005 Equity Incentive Plan Form of Non-Qualified Stock Option – Focal Grant		10-Q	12/10/2004

10.10+	2005 Equity Incentive Plan Form of Non-Employee Director Option – Initial Grant		10-Q	12/10/2004

10.11+	2005 Equity Incentive Plan Form of Non-Employee Director Option – Succeeding Grant		10-Q	12/10/2004

10.12+	2005 Equity Incentive Plan Form of Non-Employee Director Option – Committee Grant		10-Q	12/10/2004

10.13+	Form of Director Restricted Stock Unit Grant Agreement		8-K	12/18/2009

10.14+	Form of Director Restricted Stock Unit Grant Agreement		10-Q	12/1/2011

10.15+	Summary of Director Compensation Program		10-Q	12/1/2011

10.16+	Summary of Director Compensation Program effective January 1, 2014		10-Q	2/21/2014

10.17+	Intuit Inc. Director Grant Program		10-Q	2/29/2012

10.18+	Form of Director Restricted Stock Units Initial Grant Agreement		10-Q	3/1/2013

Tables of Contents

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference Form/File No.	Date

10.19+	Form of Director Restricted Stock Units Initial Grant Agreement for Mid-Year Directors		10-Q	3/1/2013

10.20+	Form of Director Restricted Stock Units Succeeding Grant Agreement		10-Q	3/1/2013

10.21+	Form of Director Restricted Stock Units Succeeding Grant Agreement for Mid-Year Directors		10-Q	3/1/2013

10.22+	Form of Director Restricted Stock Units Conversion Grant Agreement		10-Q	3/1/2013

10.23+	Form of Amended and Restated 2005 Equity Incentive Plan Non-Qualified Stock Option Grant Agreement: New Hire, Promotion, Retention or Focal Grant		10-K	9/13/2013

10.24+	Form of Restricted Stock Unit Agreement (service-based vesting)		10-K	9/13/2012

10.25+	Form of Restricted Stock Unit Agreement (executive vesting)		10-K	9/13/2012

10.26+	Form of Executive Performance-Based Restricted Stock Unit Agreement (three year operating goals)		10-K	9/13/2012

10.27+	Form of Executive Performance-Based Restricted Stock Unit Agreement (total shareholder return objectives)		10-K	9/13/2012

10.28+	Form of Executive Performance-Based Restricted Stock Unit Agreement (one year operating goal)		10-K	9/16/2010

10.29+	Form of Executive Performance-Based Restricted Stock Unit Agreement (three year operating goals)		10-K	9/16/2010

10.30+	Form of Executive Performance-Based Restricted Stock Unit Agreement (total shareholder return objectives)		10-K	9/16/2010

10.31+	Form of Restricted Stock Unit Agreement (CEO vesting)		10-K	9/13/2012

10.32+	Form of CEO Performance-Based Restricted Stock Unit Agreement (three year operating goals)		10-K	9/13/2012

10.33+	Form of CEO Performance-Based Restricted Stock Unit Agreement (total shareholder return objectives)		10-K	9/13/2012

10.34+	Form of Performance-Based Restricted Stock Unit Agreement (total shareholder return goals)	X

10.35+	Form of CEO Performance-Based Restricted Stock Unit Agreement (one year operating goal)		10-K	9/16/2010

10.36+	Form of CEO Performance-Based Restricted Stock Unit Agreement (three year operating goals)		10-K	9/16/2010

10.37+	Form of CEO Performance-Based Restricted Stock Unit Agreement (total shareholder return objectives)		10-K	9/16/2010

10.38+	Form of 2009 Performance-Based Restricted Stock Unit Agreement		8-K	8/17/2009

10.39+	Form of Restricted Stock Unit Award Agreement (Performance-Based Vesting)		10-K	9/12/2008

10.40+	Form of Restricted Stock Unit Award Agreement (Service-Based Vesting)		8-K	7/31/2006

Tables of Contents

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference Form/File No.	Date

10.41+	Intuit Inc. Management Stock Purchase Program, as amended October 23, 2007		10-K	9/12/2008

10.42+	Second Amended and Restated Management Stock Purchase Program		10-Q	2/29/2012

10.43+	Form of Restricted Stock Unit Grant Agreement for MSPP Purchased Award		10-K	9/13/2012

10.44+	Form of Restricted Stock Unit Grant Agreement for MSPP Matching Award		10-K	9/13/2012

10.45+	Form of Restricted Stock Unit Grant Agreement for MSPP Purchased Award		10-Q	12/1/2006

10.46+	Form of Restricted Stock Unit Grant Agreement for MSPP Matching Award		10-Q	12/1/2006

10.47+	Digital Insight Corporation 1999 Stock Plan and Form of Stock Option Agreement under the Digital Insight Corporation 1999 Stock Plan		S-1/A 333-81547 Filed by Digital Insight	9/13/1999

10.48+	First, Second and Third Amendments to the Digital Insight Corporation 1999 Stock Plan		10-Q Filed by Digital Insight	5/15/2001

10.49+	Homestead Technologies Inc. 2006 Equity Incentive Plan, as amended		S-8	1/10/2008

10.50+	Form of Stock Option Agreement and Option Grant Notice under Homestead Technologies Inc. 2006 Equity Incentive Plan		S-8	1/10/2008

10.51+	Form of Homestead Technologies Inc. 2006 Equity Incentive Plan Award Agreement for Restricted Stock Units		S-8	1/10/2008

10.52+	Form of Intuit Inc. Stock Option Assumption Agreement		S-8	2/9/2007

10.53+
Forms of Restricted Stock Unit Agreements: Intuit Inc. MSPP Matching Award Agreement; Intuit Inc. Performance-Based Vesting Agreement; Homestead Technologies Inc. Service-Based Vesting Agreement; and Intuit Inc. Service-Based Vesting Agreement
			10-Q	12/4/2008

10.54+	PayCycle, Inc. 1999 Equity Incentive Plan, as amended, effective November 1, 1999.		S-8	8/5/2009

10.55+	Form of Intuit Inc. Stock Option Assumption Agreement		S-8	8/5/2009

10.56+	Form of PayCycle, Inc. 1999 Equity Incentive Plan Stock Option Agreement		S-8	8/5/2009

10.57+	Mint Software Inc. Third Amended and Restated 2006 Stock Plan		S-8 333-163145	11/17/2009

10.58+	Form of Stock Option Agreement under the Mint Software Inc. Third Amended and Restated 2006 Stock Plan — Early Exercise		S-8 333-163145	11/17/2009

10.59+	Form of Stock Option Agreement under the Mint Software Inc. Third Amended and Restated 2006 Stock Plan — No Early Exercise		S-8 333-163145	11/17/2009

10.60+	Demandforce, Inc. 2007 Equity Incentive Plan, as amended		S-8 333-181732	5/29/2012

10.61+	Form of Stock Option Agreement under the Demandforce, Inc. 2007 Equity Incentive Plan		S-8 333-181732	5/29/2012

Tables of Contents

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference Form/File No.	Date

10.62+	Form of Demandforce, Inc. 2007 Equity Incentive Plan Award Agreement for Restricted Stock Unit		S-8 333-181732	5/29/2012

10.63+	Amended and Restated Level Up Analytics, Inc. 2012 Stock Plan		S-8 333-192062	11/1/2013

10.64+	Docstoc Inc. 2007 Stock Plan		S-8 333-193184	1/3/2014

10.65+	Lettuce Inc. 2014 Equity Incentive Plan		S-8 333-196197	5/23/2014

10.66+	Check Inc. Second Restated 2007 Stock Option Incentive Plan and Netgate Software Ltd. Israeli Sub-Plan to the Check Inc. Second Restated 2007 Stock Option Incentive Plan		S-8 333-197082	6/27/2014

10.67+	Form of Executive Promotion/New Hire Stock Option Agreement		10-K	9/12/2008

10.68+	Form of Executive Restricted Stock Unit Agreement (performance vesting)		10-K	9/12/2008

10.69+	Intuit Executive Relocation Policy		10-K	9/15/2009

10.70+	Intuit Inc. 2005 Executive Deferred Compensation Plan, effective January 1, 2005		10-Q	12/10/2004

10.71+	Intuit Inc. Employee Stock Purchase Plan, as amended through January 19, 2012		S-8 333-179110	1/20/2012

10.72+	Intuit 1996 Directors Stock Option Plan and forms of Agreement, as amended by the Board on January 30, 2003		10-Q	2/28/2003

10.73+	Intuit Inc. Performance Incentive Plan for Fiscal Year 2013		8-K	7/27/2012

10.74+	Intuit Inc. Performance Incentive Plan for Fiscal Year 2014		10-K	9/13/2013

10.75+	Intuit Inc. Performance Incentive Plan for Fiscal Year 2015	X

10.76+	Intuit Executive Deferred Compensation Plan, effective March 15, 2002		10-Q	5/31/2002

10.77+	Intuit Senior Executive Incentive Plan adopted on October 23, 2007		8-K	12/17/2007

10.78+	Intuit Senior Executive Incentive Plan amended and restated effective August 1, 2012 and approved by stockholders on January 17, 2013		10-K	9/13/2013

10.79+	Form of Indemnification Agreement entered into by Intuit with each of its directors and certain officers		10-K	9/25/2002

10.80+	Employment offer letter between Intuit Inc. and Laura A. Fennell, dated March 31, 2004		10-Q	12/1/2011

10.81+	Amendment dated December 1, 2008 to Letter Regarding Terms of Employment by and between Intuit Inc. and Mr. R. Neil Williams dated November 2, 2007		10-Q	12/4/2008

10.82+	Employment offer letter between Intuit Inc. and Sasan Goodarzi dated June 24, 2011 and Employment memo dated July 23, 2013 to Sasan Goodarzi		10-K	9/13/2013

10.83+	Employment memo dated August 14, 2014 to Sasan Goodarzi	X

Tables of Contents

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference Form/File No.	Date
10.84+	Employment offer letter between Intuit Inc. and Daniel Wernikoff dated February 12, 2003		10-K	9/13/2013

10.85+	Amendment dated December 1, 2008 to Letter Regarding Terms of Employment by and between Intuit Inc. and Mr. Brad D. Smith dated October 1, 2007		10-Q	12/4/2008

10.86+	Letter Regarding Terms of Employment by and between Intuit Inc. and Mr. Brad D. Smith, dated October 1, 2007		8-K	10/5/2007

10.87+	Letter Regarding Terms of Employment by and between Intuit Inc. and Mr. R. Neil Williams, dated November 2, 2007		8-K	11/8/2007

10.88+	Employment offer letter between Intuit Inc. and Tayloe Stansbury dated April 27, 2009	X

10.89+	Letter Regarding Terms of Employment by and between Intuit Inc. and Dan Maurer dated November 16, 2005, Promotion Memo dated January 16, 2008 and Amendment dated December 1, 2008		10-Q	12/6/2010

10.90+	Employment memo dated July 23, 2013 to Daniel Maurer		10-K	9/13/2013

10.91+	Director Compensation Agreement between Intuit and Dennis D. Powell, dated February 11, 2004		10-Q	6/14/2004

10.92	Amended and Restated Agreement and Plan of Merger by and among Intuit, Digital Insight Corporation, Fandango Holdings Corporation and Fandango Merger Corp. dated as of July 31, 2013		10-K	9/13/2013

10.93
Five Year Credit Agreement dated as of March 22, 2007, by and among Intuit, the Lenders parties thereto, JPMorgan Chase Bank, N.A., as syndication agent, and Citicorp USA, Inc., as administrative agent
			8-K	3/22/2007

10.94
Five Year Credit Agreement dated as of February 17, 2012, by and among Intuit Inc., the Lenders parties thereto, JPMorgan Chase Bank, N.A. as administrative agent, U.S. Bank National Association and Wells Fargo Bank, National Association, as co-syndication agents, and Union Bank, N.A. as documentation agent
			10-Q	2/29/2012

10.95	Free On-Line Electronic Tax Filing Agreement Amendment, effective as of October 30, 2005 between the Internal Revenue Service and the Free File Alliance, LLC		10-Q	12/5/2005

10.96	Free On-Line Electronic Tax Filing Agreement Amendment dated November 5, 2009 between the Internal Revenue Service and the Free File Alliance, LLC		10-Q	12/4/2009

10.97	Free On-Line Electronic Tax Filing Agreement Amendment, effective as of October 30, 2014, between the Internal Revenue Service and Free File, Inc.	X

10.98#	Master Services Agreement between Intuit and Arvato Services, Inc., dated May 28, 2003		10-K	9/19/2003

10.99	Second Amendment to Master Service Agreement between Intuit and Arvato Services, Inc., effective May 29, 2007		10-K	9/14/2007

10.100#	Amendment 3 to Master Services Agreement between Intuit and Arvato Services, Inc., effective April 1, 2008		10-Q	5/30/2008

10.101#	Amendment 5 to the Master Services Agreement between Intuit and Arvato Digital Services LLC effective August 19, 2010		10-Q	12/6/2010

Tables of Contents

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference Form/File No.	Date
10.102	Amended and Restated Amendment Seven to the Master Service Agreement by and between Intuit and Arvato Digital Services effective September 1, 2013		10-Q	11/22/2013

10.103	Amendment 8 to the Master Services Agreement between Intuit and Arvato Digital Services LLC effective August 1, 2014	X

10.104#	Lease, dated as of March 28, 2005, made by and between Kilroy Realty, L.P. and Intuit Inc. for property located on Torrey Santa Fe Road, San Diego		10-Q	6/7/2005

10.105	First Amendment to Lease, dated as of March 31, 2006, by and between Intuit and Kilroy Realty, L.P. for property in San Diego, California		10-Q	6/9/2006

10.106#	Second Amendment to Lease, dated as of February 23, 2010, by and between Intuit and Kilroy Realty, L.P.	X

10.107	Third Amendment to Lease, dated as of February 1, 2013, by and between Intuit and Kilroy Realty, L.P.	X

10.108	Lease Agreement dated as of July 31, 2003 between Intuit and Charleston Properties for 2475, 2500, 2525, 2535 and 2550 Garcia Avenue, Mountain View, CA		10-K	9/19/2003

10.109	Lease Agreement dated as of July 31, 2003 between Intuit and Charleston Properties for 2650, 2675, 2700 and 2750 Coast Avenue and 2600 Casey Avenue, Mountain View, California		10-K	9/19/2003

10.110#	Second Amendment to Lease Agreement Phase 1, effective January 1, 2011, between Intuit Inc. and Charleston Properties		10-Q	3/1/2011

10.111#	Third Amendment to Lease Agreement Phase 2, effective January 1, 2011, between Intuit Inc. and Charleston Properties		10-Q	3/1/2011

21.01	List of Intuit’s Subsidiaries	X

23.01	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm	X

24.01	Power of Attorney (see signature page)	X

31.01	Certification of Chief Executive Officer	X

31.02	Certification of Chief Financial Officer	X

32.01*	Section 1350 Certification (Chief Executive Officer)	X

32.02*	Section 1350 Certification (Chief Financial Officer)	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase	X
______________________

Tables of Contents

+	Indicates a management contract or compensatory plan or arrangement.
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