Form 10-Q
period 2014-10-31
INTUIT INC
filed 2014-11-21
CIK 896878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended October 31, 2014
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 285,496,420 shares of Common Stock, $0.01 par value, were outstanding at November 14, 2014.

INTUIT INC.
FORM 10-Q
INDEX

Page Number
PART I FINANCIAL INFORMATION

ITEM 1: Financial Statements (Unaudited)

Condensed Consolidated Statements of Operations for the three months ended October 31, 2014 and 2013	3

Condensed Consolidated Statements of Comprehensive Loss for the three months ended October 31, 2014 and 2013	4

Condensed Consolidated Balance Sheets at October 31, 2014 and July 31, 2014	5

Condensed Consolidated Statements of Stockholders’ Equity for the three months ended October 31, 2014 and 2013	6

Condensed Consolidated Statements of Cash Flows for the three months ended October 31, 2014 and 2013	7

Notes to Condensed Consolidated Financial Statements	8

ITEM 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

ITEM 3: Quantitative and Qualitative Disclosures about Market Risk	32

ITEM 4: Controls and Procedures	33

PART II OTHER INFORMATION

ITEM 1: Legal Proceedings	34

ITEM 1A: Risk Factors	34

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds	45

ITEM 6: Exhibits	45

Signatures	46

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

PART I
ITEM 1
FINANCIAL STATEMENTS

INTUIT INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
(In millions, except per share amounts)	October 31, 2014	October 31, 2013
Net revenue:
Product	$233	$229
Service and other	439	393
Total net revenue	672	622
Costs and expenses:
Cost of revenue:
Cost of product revenue	34	29
Cost of service and other revenue	131	108
Amortization of acquired technology	10	6
Selling and marketing	281	258
Research and development	200	176
General and administrative	124	118
Amortization of other acquired intangible assets	6	4
Total costs and expenses	786	699
Operating loss from continuing operations	(114)	(77)
Interest expense	(7)	(8)
Interest and other income, net	—	5
Loss before income taxes	(121)	(80)
Income tax benefit	(37)	(23)
Net loss from continuing operations	(84)	(57)
Net income from discontinued operations	—	46
Net loss	$(84)	$(11)

Basic net loss per share from continuing operations	$(0.29)	$(0.20)
Basic net income per share from discontinued operations	—	0.16
Basic net loss per share	$(0.29)	$(0.04)
Shares used in basic per share calculations	286	288

Diluted net loss per share from continuing operations	$(0.29)	$(0.20)
Diluted net income per share from discontinued operations	—	0.16
Diluted net loss per share	$(0.29)	$(0.04)
Shares used in diluted per share calculations	286	288

Dividends declared per common share	$0.25	$0.19
See accompanying notes.

INTUIT INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended
(In millions)	October 31, 2014	October 31, 2013

Net loss	$(84)	$(11)
Other comprehensive income (loss), net of income taxes:
Unrealized gains on available-for-sale debt securities	—	2
Unrealized losses on available-for-sale equity securities	—	(1)
Foreign currency translation losses	(5)	(2)
Total other comprehensive loss, net	(5)	(1)
Comprehensive loss	$(89)	$(12)

See accompanying notes.

INTUIT INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions)	October 31, 2014	July 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$542	$849
Investments	1,047	1,065
Accounts receivable, net	140	134
Income taxes receivable	91	35
Deferred income taxes	140	133
Prepaid expenses and other current assets	119	116
Current assets before funds held for customers	2,079	2,332
Funds held for customers	358	289
Total current assets	2,437	2,621
Long-term investments	31	31
Property and equipment, net	629	606
Goodwill	1,639	1,635
Acquired intangible assets, net	186	199
Other assets	116	109
Total assets	$5,038	$5,201
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$198	$161
Accrued compensation and related liabilities	139	278
Deferred revenue	511	526
Other current liabilities	154	167
Current liabilities before customer fund deposits	1,002	1,132
Customer fund deposits	358	289
Total current liabilities	1,360	1,421
Long-term debt	499	499
Long-term deferred revenue	52	10
Other long-term obligations	200	193
Total liabilities	2,111	2,123
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock and additional paid-in capital	3,687	3,561
Treasury stock, at cost	(6,544)	(6,430)
Accumulated other comprehensive loss	(7)	(2)
Retained earnings	5,791	5,949
Total stockholders’ equity	2,927	3,078
Total liabilities and stockholders’ equity	$5,038	$5,201

See accompanying notes.

INTUIT INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

(In millions, except shares in thousands)	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
Balance at July 31, 2014	284,950	$3,561	$(6,430)	$(2)	$5,949	$3,078
Comprehensive loss	—	—	—	(5)	(84)	(89)
Issuance of stock under employee stock plans	1,787	47	—	—	—	47
Stock repurchases under stock repurchase programs	(1,318)	—	(114)	—	—	(114)
Cash dividends declared ($0.25 per share)	—	—	—	—	(74)	(74)
Tax benefit from share-based compensation plans	—	18	—	—	—	18
Share-based compensation expense	—	61	—	—	—	61
Balance at October 31, 2014	285,419	$3,687	$(6,544)	$(7)	$5,791	$2,927

(In millions, except shares in thousands)	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders' Equity
Balance at July 31, 2013	299,503	$3,201	$(4,952)	$20	$5,262	$3,531
Comprehensive loss	—	—	—	(1)	(11)	(12)
Issuance of treasury stock under employee stock plans	2,801	(6)	86	—	—	80
Stock repurchases under stock repurchase programs	(17,607)	(280)	(1,120)	—	—	(1,400)
Cash dividends declared ($0.19 per share)	—	—	—	—	(55)	(55)
Tax benefit from share-based compensation plans	—	33	—	—	—	33
Share-based compensation expense	—	47	—	—	—	47
Balance at October 31, 2013	284,697	$2,995	$(5,986)	$19	$5,196	$2,224

See accompanying notes.

INTUIT INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
(In millions)	October 31, 2014	October 31, 2013
Cash flows from operating activities:
Net loss	$(84)	$(11)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	36	39
Amortization of acquired intangible assets	18	11
Share-based compensation expense	61	47
Pre-tax gain on sale of discontinued operations	—	(40)
Deferred income taxes	(6)	77
Tax benefit from share-based compensation plans	18	33
Excess tax benefit from share-based compensation plans	(18)	(33)
Other	12	5
Total adjustments	121	139
Changes in operating assets and liabilities:
Accounts receivable	(4)	(11)
Income taxes receivable	(56)	(143)
Prepaid expenses and other assets	(3)	(44)
Accounts payable	32	32
Accrued compensation and related liabilities	(139)	(103)
Deferred revenue	28	(29)
Other liabilities	(13)	(20)
Total changes in operating assets and liabilities	(155)	(318)
Net cash used in operating activities	(118)	(190)
Cash flows from investing activities:
Purchases of available-for-sale debt securities	(365)	(163)
Sales of available-for-sale debt securities	147	71
Maturities of available-for-sale debt securities	229	79
Net change in money market funds and other cash equivalents held to satisfy customer fund obligations	(69)	7
Net change in customer fund deposits	69	(7)
Purchases of property and equipment	(55)	(47)
Acquisitions of businesses, net of cash acquired	(9)	(9)
Proceeds from divestiture of businesses	—	1,025
Other	(8)	(7)
Net cash provided by (used in) investing activities	(61)	949
Cash flows from financing activities:
Net proceeds from issuance of stock under employee stock plans	47	72
Purchases of treasury stock	(114)	(1,400)
Cash dividends paid to stockholders	(74)	(55)
Excess tax benefit from share-based compensation plans	18	33
Net cash used in financing activities	(123)	(1,350)
Effect of exchange rates on cash and cash equivalents	(5)	(1)
Net decrease in cash and cash equivalents	(307)	(592)
Cash and cash equivalents at beginning of period	849	1,009
Cash and cash equivalents at end of period	$542	$417

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
On June 16, 2014 we acquired Check Inc. We have included the results of operations for this company in our consolidated results of operations from the date of acquisition.
As discussed in Note 4, we sold our Intuit Financial Services (IFS) and Intuit Health businesses in August 2013. We have reclassified our statements of operations for all periods presented to reflect these two businesses as discontinued operations. Because the cash flows of our IFS and Intuit Health discontinued operations were not material for any period presented, we have not segregated the cash flows of those businesses from continuing operations on our statements of cash flows. Unless noted otherwise, discussions in these notes pertain to our continuing operations.
These unaudited condensed consolidated financial statements and accompanying notes should be read together with the audited consolidated financial statements in Item 8 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2014. Results for the three months ended October 31, 2014 do not necessarily indicate the results we expect for the fiscal year ending July 31, 2015 or any other future period.
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
Significant Accounting Policies
We describe our significant accounting policies in Note 1 to the financial statements in Item 8 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2014. See the discussion of changes to our policy for recognizing product revenue below. There have been no other changes to our significant accounting policies during the first three months of fiscal 2015.
Revenue Recognition - Product Revenue
Prior to fiscal 2015, we recognized revenue from the sale of our packaged software products when legal title transferred. This was generally when our customers downloaded products from the Web, when we shipped the products or, in the case of certain agreements, when products were delivered to retailers. Beginning in fiscal 2015, we began delivering ongoing releases for our future QuickBooks and Quicken desktop products and for our future Professional Tax solutions. As a result, revenue for these QuickBooks and Quicken offerings will be recognized as services are provided over approximately three years and revenue for our Professional Tax solutions will be recognized as services are provided over the tax year.

Use of Estimates

In preparing our consolidated financial statements in accordance with U.S. generally accepted accounting principles (GAAP), we make certain estimates and assumptions that affect the amounts reported in our financial statements and the disclosures made in the accompanying notes. For example, we use estimates in determining the appropriate levels of reserves for product returns and rebates, the collectibility of accounts receivable, the appropriate levels of various accruals including accruals for litigation contingencies, the amount of our worldwide tax provision, and the realizability of deferred tax assets. We also use estimates in determining the remaining economic lives and fair values of acquired intangible assets, property and equipment, and other long-lived assets. In addition, we use assumptions to estimate the fair value of reporting units and share-based compensation. Despite our intention to establish accurate estimates and use reasonable assumptions, actual results may differ from our estimates.
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

The following table presents the composition of shares used in the computation of basic and diluted net loss per share for the periods indicated.

	Three Months Ended
(In millions, except per share amounts)	October 31, 2014	October 31, 2013
Numerator:
Net loss from continuing operations	$(84)	$(57)
Net income from discontinued operations	—	46
Net loss	$(84)	$(11)

Denominator:
Shares used in basic per share amounts:
Weighted average common shares outstanding	286	288

Shares used in diluted per share amounts:
Weighted average common shares outstanding	286	288
Dilutive common equivalent shares from stock options
and restricted stock awards	—	—
Dilutive weighted average common shares outstanding	286	288

Basic and diluted net loss per share:
Basic net loss per share from continuing operations	$(0.29)	$(0.20)
Basic net income per share from discontinued operations	—	0.16
Basic net loss per share	$(0.29)	$(0.04)

Diluted net loss per share from continuing operations	$(0.29)	$(0.20)
Diluted net income per share from discontinued operations	—	0.16
Diluted net loss per share	$(0.29)	$(0.04)

Shares excluded from computation of diluted net loss per share:
Weighted average stock options and restricted stock units that would have been included in the computation of dilutive common equivalent shares outstanding if net income had been reported in the period	16	17

Weighted average stock options and restricted stock units excluded from computation due to anti-dilutive effect	2	3
Concentration of Credit Risk and Significant Customers
No customer accounted for 10% or more of total net revenue in the three months ended October 31, 2014 or October 31, 2013. No customer accounted for 10% or more of gross accounts receivable at October 31, 2014 or July 31, 2014.
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

	October 31, 2014				July 31, 2014
(In millions)	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Cash equivalents, primarily money market funds	$431	$—	$—	$431	$652	$—	$—	$652
Available-for-sale debt securities:
Municipal bonds	—	647	—	647	—	701	—	701
Corporate notes	—	565	—	565	—	466	—	466
U.S. agency securities	—	10	—	10	—	42	—	42
Municipal auction rate securities	—	—	21	21	—	—	21	21
Total available-for-sale securities	—	1,222	21	1,243	—	1,209	21	1,230
Total assets measured at fair value on a recurring basis	$431	$1,222	$21	$1,674	$652	$1,209	$21	$1,882
Liabilities:
Senior notes (1)	$—	$550	$—	$550	$—	$556	$—	$556
______________________________

(1)	Carrying value on our balance sheet at October 31, 2014 was $499 million and at July 31, 2014 was $499 million. See Note 6.

The following table summarizes our cash equivalents and available-for-sale debt securities by balance sheet classification and level in the fair value hierarchy at the dates indicated.

	October 31, 2014				July 31, 2014
(In millions)	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents:
In cash and cash equivalents	$248	$—	$—	$248	$507	$—	$—	$507
In funds held for customers	183	—	—	183	145	—	—	145
Total cash equivalents	$431	$—	$—	$431	$652	$—	$—	$652
Available-for-sale securities:
In investments	$—	$1,047	$—	$1,047	$—	$1,065	$—	$1,065
In funds held for customers	—	175	—	175	—	144	—	144
In long-term investments	—	—	21	21	—	—	21	21
Total available-for-sale securities	$—	$1,222	$21	$1,243	$—	$1,209	$21	$1,230
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
Financial assets whose fair values we measure using significant unobservable (Level 3) inputs consist of municipal auction rate securities that are no longer liquid. We estimate the fair values of these auction rate securities using a discounted cash flow model. We continue to classify them as long-term investments based on the maturities of the underlying securities at that date. We do not intend to sell our municipal auction rate securities and it is not more likely than not that we will be required to sell them before recovery at par, which may be at maturity.
There were no transfers between Level 1, Level 2, and Level 3 of the fair value hierarchy during the three months ended October 31, 2014.

3.	Cash and Cash Equivalents, Investments and Funds Held for Customers
We consider highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. Cash equivalents consist primarily of AAA-rated money market funds in all periods presented. Investments at October 31, 2014 consist of available-for-sale investment-grade debt securities that we carry at fair value. Funds held for customers consist of cash and cash equivalents and investment grade available-for-sale debt securities in all periods presented. Long-term investments at October 31, 2014 consist primarily of municipal auction rate securities. See Note 2, “Fair Value Measurements,” for more information. Except for direct obligations of the United States government, securities issued by agencies of the United States government, and money market funds, we diversify our investments in debt securities by limiting our holdings with any individual issuer.
The following table summarizes our cash and cash equivalents, investments, and funds held for customers by balance sheet classification at the dates indicated.

	October 31, 2014		July 31, 2014
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Classification on balance sheets:
Cash and cash equivalents	$542	$542	$849	$849
Investments	1,046	1,047	1,064	1,065
Funds held for customers	358	358	289	289
Long-term investments	31	31	31	31
Total cash and cash equivalents, investments, and funds held for customers	$1,977	$1,978	$2,233	$2,234

The following table summarizes our cash and cash equivalents, investments, and funds held for customers by investment category at the dates indicated. See Note 2, “Fair Value Measurements,” for more information on our municipal auction rate securities.

	October 31, 2014		July 31, 2014
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Type of issue:
Total cash and cash equivalents	$725	$725	$994	$994
Available-for-sale debt securities:
Municipal bonds	647	647	700	701
Corporate notes	564	565	466	466
U.S. agency securities	10	10	42	42
Municipal auction rate securities	21	21	21	21
Total available-for-sale debt securities	1,242	1,243	1,229	1,230
Other long-term investments	10	10	10	10
Total cash and cash equivalents, investments, and funds held for customers	$1,977	$1,978	$2,233	$2,234
We use the specific identification method to compute gains and losses on investments. We include realized gains and losses on our available-for-sale debt securities in interest and other income, net in our statements of operations. Gross realized gains and losses on our available-for-sale debt securities for the three months ended October 31, 2014 and October 31, 2013 were not significant.
We accumulate unrealized gains and losses on our available-for-sale debt securities, net of tax, in accumulated other comprehensive income or loss in the stockholders’ equity section of our balance sheets. Gross unrealized gains and losses on our available-for-sale debt securities at October 31, 2014 and July 31, 2014 were not significant.
We periodically review our investment portfolios to determine if any investment is other-than-temporarily impaired due to changes in credit risk or other potential valuation concerns. We believe that the investments we held at October 31, 2014 were not other-than-temporarily impaired. Unrealized losses on available-for-sale debt securities at October 31, 2014 were not significant and were due to changes in interest rates, including market credit spreads, and not due to increased credit risks associated with specific securities. We do not intend to sell these investments and it is not more likely than not that we will be required to sell them before recovery at par, which may be at maturity.
The following table summarizes our available-for-sale debt securities classified by the stated maturity date of the security at the dates indicated.

	October 31, 2014		July 31, 2014
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$399	$399	$363	$363
Due within two years	471	472	443	443
Due within three years	292	292	303	303
Due after three years	80	80	120	121
Total available-for-sale debt securities	$1,242	$1,243	$1,229	$1,230
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
Intuit Health
On August 19, 2013 we completed the sale of our Intuit Health business for cash consideration that was not significant. We recorded a $4 million pre-tax loss on the disposal of Intuit Health that was more than offset by a related income tax benefit of approximately $14 million, resulting in a net gain on disposal of approximately $10 million in the first quarter of fiscal 2014. Intuit Health was part of our former Other Businesses reportable segment.
We classified our Intuit Health business as discontinued operations and have therefore segregated its operating results in our statements of operations for all periods presented. Because operating cash flows from the Intuit Health business were not material for any period presented, we have not segregated them from continuing operations on our statements of cash flows.

5.	Current Liabilities
Unsecured Revolving Credit Facility
On February 17, 2012 we entered into an agreement with certain institutional lenders for a $500 million unsecured revolving credit facility that will expire on February 17, 2017. Advances under the credit facility will accrue interest at rates that are equal to, at our election, either JP Morgan's alternate base rate plus a margin that ranges from 0.0% to 0.5% or London Interbank Offered Rate (LIBOR) plus a margin that ranges from 0.9% to 1.5%. Actual margins under either election will be based on our senior debt credit ratings. The agreement includes customary affirmative and negative covenants, including financial covenants that require us to maintain a ratio of total debt to annual earnings before interest, taxes, depreciation and amortization (EBITDA) of not greater than 3.25 to 1.00 as of any date and a ratio of annual EBITDA to interest payable of not less than 3.00 to 1.00 as of the last day of each fiscal quarter. We remained in compliance with these covenants at all times during the quarter ended October 31, 2014. We may use amounts borrowed under this credit facility for general corporate purposes, including future acquisitions. To date we have not borrowed under this credit facility.
Other Current Liabilities
Other current liabilities were as follows at the dates indicated:

(In millions)	October 31, 2014	July 31, 2014
Reserve for product returns	$19	$24
Reserve for rebates	15	23
Current portion of license fee payable	10	10
Current portion of deferred rent	7	7
Interest payable	3	10
Executive deferred compensation plan liabilities	71	63
Other	29	30
Total other current liabilities	$154	$167
The balances of several of our other current liabilities, particularly our reserves for product returns and rebates, are affected by the seasonality of our business. See Note 1, “Description of Business and Summary of Significant Accounting Policies – Seasonality,” for more information.

6.	Long-Term Obligations
Long-Term Debt
On March 12, 2007 we issued $500 million of 5.75% senior unsecured notes due on March 15, 2017 (the Notes). We carried the Notes at face value less the unamortized discount in long-term debt on our balance sheets at October 31, 2014 and July 31, 2014. The Notes are redeemable by Intuit at any time, subject to a make-whole premium, and include covenants that limit our ability to grant liens on our facilities and to enter into sale and leaseback transactions, subject to significant allowances. Interest on the Notes is payable semi-annually on March 15 and September 15. We paid $14 million in cash for interest on the Notes during the three months ended October 31, 2014 and $14 million in cash for interest on the Notes during the three months ended October 31, 2013.
Other Long-Term Obligations
Other long-term obligations were as follows at the dates indicated:

(In millions)	October 31, 2014	July 31, 2014
Total deferred rent	$61	$62
Total license fee payable	42	41
Long-term income tax liabilities	33	32
Long-term deferred income tax liabilities	62	61
Other	21	14
Total long-term obligations	219	210
Less current portion (included in other current liabilities)	(19)	(17)
Long-term obligations due after one year	$200	$193
Operating Lease Commitments
We describe our operating lease commitments in Note 9 to the financial statements in Item 8 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2014. There were no significant changes in those commitments during the first three months of fiscal 2015.

7.	Income Taxes
Effective Tax Rate
We compute our provision for or benefit from income taxes by applying the estimated annual effective tax rate to income or loss from recurring operations and adding the effects of any discrete income tax items specific to the period.
Our effective tax rate for the three months ended October 31, 2014 was approximately 31%. Excluding discrete tax items primarily related to share-based compensation and a state tax law change as well as including the effects of losses in certain jurisdictions where we do not recognize a tax benefit, our effective tax rate for the period was approximately 37% and did not differ significantly from the federal statutory rate of 35%. Tax expense related to share based compensation, state income taxes, and the effects of losses in certain jurisdictions where we do not recognize a tax benefit were partially offset by the benefit we received from the domestic production activities deduction.
Our effective tax rate for the three months ended October 31, 2013 was approximately 29%. Excluding the impact of discrete tax items primarily related to share-based compensation, our effective tax rate for that period was approximately 34% and did not differ significantly from the federal statutory rate of 35%. The benefit we received from the domestic production activities deduction and the federal research and experimentation credit were substantially offset by tax expense related to state income taxes.
Unrecognized Tax Benefits and Other Considerations
The total amount of our unrecognized tax benefits at July 31, 2014 was $40 million. Net of related deferred tax assets, unrecognized tax benefits were $26 million at that date. If we were to recognize these net benefits, our income tax expense would reflect a favorable net impact of $26 million. There were no material changes to these amounts during the three months ended October 31, 2014. We do not believe that it is reasonably possible that there will be a significant increase or decrease in our unrecognized tax benefits over the next 12 months.

8.	Stockholders’ Equity
Stock Repurchase Programs and Treasury Shares
Intuit’s Board of Directors has authorized a series of common stock repurchase programs. Shares of common stock repurchased under these programs become treasury shares. We repurchased 1.3 million shares for $114 million under these programs during the three months ended October 31, 2014 and 17.6 million shares for $1.4 billion under these programs during the three months ended October 31, 2013. At October 31, 2014, we had authorization from our Board of Directors to expend up to an additional $1.8 billion for stock repurchases through August 19, 2017. Future stock repurchases under the current program are at the discretion of management, and authorization of future stock repurchase programs is subject to the final determination of our Board of Directors.
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
Dividends on Common Stock
During the three months ended October 31, 2014 we declared and paid a quarterly cash dividend of $0.25 per share of outstanding common stock or $74 million. In November 2014 our Board of Directors declared a quarterly cash dividend of $0.25 per share of outstanding common stock payable on January 20, 2015 to stockholders of record at the close of business on January 9, 2015. Future declarations of dividends and the establishment of future record dates and payment dates are subject to the final determination of our Board of Directors.
Share-Based Compensation Expense
The following table summarizes the total share-based compensation expense that we recorded in operating loss from continuing operations for the periods shown.

	Three Months Ended
(In millions, except per share amounts)	October 31, 2014	October 31, 2013
Cost of revenue	$2	$2
Selling and marketing	18	15
Research and development	20	14
General and administrative	21	16
Total share-based compensation expense	61	47
Income tax benefit	(19)	(15)
Increase in net loss from continuing operations	$42	$32
Increase in net loss per share:
Basic	$0.15	$0.11
Diluted	$0.15	$0.11

Share-Based Awards Available for Grant
A summary of share-based awards available for grant under our 2005 Equity Incentive Plan for the three months ended October 31, 2014 was as follows:

(Shares in thousands)	Shares Available for Grant
Balance at July 31, 2014	24,203
Options granted	—
Restricted stock units granted (1)	(604)
Share-based awards canceled/forfeited/expired (1)(2)	1,791
Balance at October 31, 2014	25,390
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

Stock Option Activity and Related Share-Based Compensation Expense
A summary of stock option activity for the three months ended October 31, 2014 was as follows:

	Options Outstanding
(Shares in thousands)	Number of Shares	Weighted Average Exercise Price Per Share
Balance at July 31, 2014	10,938	$52.67
Options granted	—	—
Options exercised	(1,085)	47.78
Options canceled or expired	(291)	63.73
Balance at October 31, 2014	9,562	$52.89

Exercisable at October 31, 2014	5,252	$40.48

At October 31, 2014, there was approximately $59 million of unrecognized compensation cost related to non-vested stock options that we expect to recognize as expense in the future. We will adjust unrecognized compensation cost for future changes in estimated forfeitures. We expect to recognize that cost over a weighted average vesting period of 2.3 years.
Restricted Stock Unit Activity and Related Share-Based Compensation Expense
A summary of restricted stock unit activity for the three months ended October 31, 2014 was as follows:

	Restricted Stock Units
(Shares in thousands)	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at July 31, 2014	9,455	$62.46
Granted	263	82.98
Vested	(709)	53.93
Forfeited	(718)	55.31
Nonvested at October 31, 2014	8,291	$64.46

At October 31, 2014, there was approximately $349 million of unrecognized compensation cost related to non-vested RSUs that we expect to recognize as expense in the future. We will adjust unrecognized compensation cost for future changes in estimated forfeitures. We expect to recognize that cost over a weighted average vesting period of 2.2 years.

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
The accounting policies of our reportable segments are the same as those described in the summary of significant accounting policies in Note 1 to the financial statements in Item 8 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2014 and in Note 1, "Description of Business and Summary of Significant Accounting Policies - Significant Accounting Policies" in this Quarterly Report on Form 10-Q. Except for goodwill and purchased intangible assets, we do not generally track assets by reportable segment and, consequently, we do not disclose total assets by reportable segment.

The following table shows our financial results by reportable segment for the periods indicated. Results for all periods presented exclude results for our Intuit Financial Services and Intuit Health businesses. See Note 4, “Discontinued Operations,” for more information.

	Three Months Ended
(In millions)	October 31, 2014	October 31, 2013
Net revenue:
Small Business segment	$548	$520

Consumer segment:
Consumer Tax	57	42
Consumer Ecosystem	31	35
Total Consumer segment	88	77

Professional Tax segment	36	25
Total net revenue	$672	$622

Operating loss from continuing operations:
Small Business segment	$192	$190
Consumer segment	(34)	(24)
Professional Tax segment	(3)	(9)
Total segment operating income	155	157
Unallocated corporate items:
Share-based compensation expense	(61)	(47)
Other common expenses	(192)	(177)
Amortization of acquired technology	(10)	(6)
Amortization of other acquired intangible assets	(6)	(4)
Total unallocated corporate items	(269)	(234)
Total operating loss from continuing operations	$(114)	$(77)

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
You should read this MD&A in conjunction with the financial statements and related notes in Part I, Item 1 of this Quarterly Report and our Annual Report on Form 10-K for the fiscal year ended July 31, 2014. In August 2013 we completed the sales of our Intuit Financial Services (IFS) business and our Intuit Health business. We have reclassified our statements of operations for all periods presented to reflect these two businesses as discontinued operations. Because the operating cash flows of our IFS and Intuit Health discontinued operations were not material for any period presented, we have not segregated them from continuing operations on our statements of cash flows. See “Results of Operations – Discontinued Operations” later in this Item 2 for more information. Unless otherwise noted, the following discussion pertains only to our continuing operations.

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
About Intuit
Intuit creates business and financial management solutions that help simplify the business of life for small businesses, consumers, and accounting professionals. We organize our businesses into three reportable segments – Small Business, Consumer, and Professional Tax.

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
In August 2014 we announced that we would begin delivering ongoing releases for our future desktop software offerings in order to improve the product experience, accommodate operating system updates, and provide access to connected services. We believe that providing more frequent releases will create a better experience for customers who choose our desktop offerings, as well as a more seamless transition to our online offerings in the future. This decision affects the timing of revenue recognition for future sales of our QuickBooks and Quicken desktop products, where revenue will be recognized as services are provided over approximately three years, and our Professional Tax solutions, where revenue will be recognized as services are provided over the tax year. We expect the seasonality of our Small Business and Professional Tax offerings to be partially mitigated by this change beginning in fiscal 2015.
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
Overview of Financial Results
The most important financial indicators that we use to assess our business are revenue growth for the company as a whole, for each reportable segment, and for product lines within each reportable segment; operating income growth and operating income margins for the company as a whole and for each reportable segment; earnings per share; and cash flow from operations. We also track certain non-financial drivers of revenue growth and, when material, identify them in the applicable discussions of segment results below. These non-financial drivers include, for example, customer growth and retention for all of our businesses and transaction volume for our payment processing business. Total credit and debit card transaction volume correlates strongly with the macroeconomic environment and is one of the key drivers of revenue growth in our payment processing business. Customers for our connected services offerings have generally grown faster than those for our traditional desktop software offerings, reflecting our strategic focus on connected services over the past few years. Connected services (total service and other revenue) generated $3.0 billion or 66% of our total revenue in fiscal 2014, compared with 50% of our total revenue six years ago. We expect connected services revenue as a percentage of our total revenue to continue to grow in the future.
Total net revenue for the first three months of fiscal 2015 was $672 million, an increase of 8% compared with the same period of fiscal 2014. Total net revenue growth was affected by the change to our desktop software offerings described in “Industry Trends and Seasonality” above. Our Small Business segment was the key driver of higher revenue in the first three months of fiscal 2015, growing 5% compared with the same period a year ago. Small Business segment revenue growth was driven by customer growth in our Small Business Online Ecosytem.
Operating loss from continuing operations for the first three months of fiscal 2015 was $114 million, an increase of 48% compared with the same period of fiscal 2014. Our operating loss was higher in fiscal 2015 due to the impact of the change to our desktop software offerings on fiscal 2015 revenue and due to higher expenses for staffing, outside services, and other operating expenses and due to higher share-based compensation expenses.
Net loss from continuing operations increased 47% in the first three months of fiscal 2015 compared with the same period of fiscal 2014 due to the higher operating loss. Basic and diluted net loss per share from continuing operations for the first three months of fiscal 2015 increased 45% to $0.29, in line with the increase in the net loss for that period.
We ended the first three months of fiscal 2015 with cash, cash equivalents and investments totaling $1.6 billion. During the first three months of fiscal 2015 we generated cash from the issuance of common stock under employee stock plans. During the same period we used cash for operations, the repurchase of shares of our common stock under our stock repurchase programs, the payment of cash dividends, and capital expenditures.
At October 31, 2014, we had authorization from our Board of Directors to expend up to an additional $1.8 billion for stock repurchases through August 19, 2017.

Critical Accounting Policies and Estimates
In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant impact on our net revenue, operating income or loss, and net income or loss, as well as on the value of certain assets and liabilities on our balance sheet. We believe that the estimates, assumptions and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2014 have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. Except for the changes to our policy for recognizing product revenue described in “Executive Overview – Industry Trends and Seasonality” earlier in this Item 2, we believe that there were no significant changes in those critical accounting policies and estimates during the first three months of fiscal 2015. Senior management has reviewed the development and selection of our critical accounting policies and estimates and their disclosure in this Quarterly Report on Form 10-Q with the Audit and Risk Committee of our Board of Directors.

Results of Operations
Financial Overview

(Dollars in millions, except per share amounts)	Q1 FY15	Q1 FY14	$ Change	% Change
Total net revenue	$672	$622	$50	8%
Operating loss from continuing operations	(114)	(77)	(37)	48%
Net loss from continuing operations	(84)	(57)	(27)	47%
Basic and diluted net loss per share from continuing operations	$(0.29)	$(0.20)	$(0.09)	45%
Total net revenue increased $50 million or 8% in the first quarter of fiscal 2015 compared with the same quarter of fiscal 2014. Total net revenue growth was affected by the change to our desktop software offerings described in “Industry Trends and Seasonality” above. Our Small Business segment was the key driver of higher revenue in the first three months of fiscal 2015, growing 5% compared with the same period a year ago. Small Business segment revenue growth was driven by customer growth in our Small Business Online Ecosytem. See “Segment Results” later in this Item 2 for more information about the results for all of our reportable segments.
Operating loss from continuing operations increased 48% in the first quarter of fiscal 2015 compared with the same quarter of fiscal 2014. Our operating loss was higher in fiscal 2015 due to the impact of the change to our desktop software offerings on fiscal 2015 revenue and due to higher expenses for staffing, outside services, and other operating expenses and due to higher share-based compensation expenses. See “Operating Expenses” later in this Item 2 for more information.
Net loss from continuing operations increased 47% in the first quarter of fiscal 2015 compared with the same quarter of fiscal 2014 due to the higher operating loss, partially offset by the effect of a slightly higher effective tax rate in the fiscal 2015 period. See “Non-Operating Income and Expenses – Income Taxes” later in this Item 2 for more information. Basic and diluted net loss per share from continuing operations for the first quarter of fiscal 2015 increased 45% to $0.29, in line with the increase in the net loss for that period.
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
Segment operating income or loss is segment net revenue less segment cost of revenue and operating expenses. See “Executive Overview – Industry Trends and Seasonality” earlier in this Item 2 for a description of the seasonality of our business. Segment expenses do not include certain costs, such as corporate selling and marketing, product development, and general and administrative expenses and share-based compensation expenses, which are not allocated to specific segments. These unallocated costs totaled $253 million in the first three months of fiscal 2015 and $224 million in the first three months of fiscal 2014. Unallocated costs increased in the fiscal 2015 period due to increases in corporate product development and selling and marketing expenses in support of the growth of our businesses and to higher share-based compensation expenses. Segment expenses also do not include amortization of acquired technology, amortization of other acquired intangible assets, and goodwill and intangible asset impairment charges. See Note 10 to the financial statements in Part I, Item 1 of this Quarterly

Report for reconciliations of total segment operating income or loss to consolidated operating income or loss for each fiscal period presented.
We calculate revenue growth rates and segment operating margin figures using dollars in thousands. Those results may vary from figures calculated using the dollars in millions presented below.
Small Business

(Dollars in millions)	Q1 FY15	Q1 FY14	% Change
Product revenue	$187	$192	(3)%
Service and other revenue	361	328	10%
Total segment revenue	$548	$520	5%
% of total revenue	82%	84%

Segment operating income	$192	$190	1%
% of related revenue	35%	37%
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
As part of our connected services strategy, over the past several quarters we have been focusing Small Business segment resources on the enhancement and marketing of our QuickBooks Online and QuickBooks desktop subscription offerings. As a result, QuickBooks desktop license units and revenue have been declining as more customers choose our hosted and subscription offerings and we expect this trend to continue. In our payments business we are focusing resources on core offerings for QuickBooks merchants in support of our small business ecosystem approach. Over the next few quarters we anticipate declining revenue for certain non-QuickBooks payments offerings that may slow overall revenue growth in our payments business.
Small Business segment total net revenue increased $28 million or 5% in the first quarter of fiscal 2015 compared with the same quarter of fiscal 2014. Small Business segment revenue growth was affected by the change to our desktop software offerings described in “Industry Trends and Seasonality” above. Small Business Online Ecosystem revenue grew 30%, driven by customer acquisition. QuickBooks Online customers grew 43% and online payroll customers grew 24%. Active online payments customers grew 3% and online payments charge volume grew 22%. In our Small Business Desktop Ecosystem revenue declined 2%. QuickBooks desktop unit sales were 23% lower as we continued to emphasize QuickBooks Online while QuickBooks Enterprise Solutions revenue grew 29%.
Small Business segment operating income as a percentage of related revenue decreased in the first quarter of fiscal 2015 compared with the same period of fiscal 2014. The increase in segment revenue described above was nearly offset by higher segment operating expenses, including $20 million for outside services and marketing programs.

Consumer

(Dollars in millions)	Q1 FY15	Q1 FY14	% Change
Product revenue	$16	$19	(15)%
Service and other revenue	72	58	24%
Total segment revenue	$88	$77	15%
% of total revenue	13%	12%

Segment operating loss	$(34)	$(24)	40%
% of related revenue	(39)%	(32)%
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
Due to the seasonal nature of our Consumer Tax offerings, we typically generate nominal revenue from consumer tax products and services in our first fiscal quarter compared with our second and third fiscal quarters. The majority of Consumer Tax product line revenue for the first quarter of each fiscal year is for the filing of extended returns for the previous tax year. Consumer segment total net revenue increased $11 million or 15% in the first quarter of fiscal 2015 compared with the same quarter of fiscal 2014 primarily due to TurboTax Online offering mix. Because of the seasonality of our Consumer Tax revenue, we do not believe that first fiscal quarter revenue in our Consumer segment is indicative of revenue trends for the current fiscal year. We will not have substantially complete results for the 2014 tax season until the third quarter of fiscal 2015.
In our first fiscal quarter our Consumer segment typically generates operating losses because Consumer Tax revenue is nominal while segment operating expenses for functions such as research and development continue at relatively consistent levels. We do not believe that Consumer segment operating results for the first quarter of fiscal 2015 compared with the same quarter of fiscal 2014 are indicative of trends for the full fiscal year.
Professional Tax

(Dollars in millions)	Q1 FY15	Q1 FY14	% Change
Product revenue	$30	$18	66%
Service and other revenue	6	7	(8)%
Total segment revenue	$36	$25	46%
% of total revenue	5%	4%

Segment operating loss	$(3)	$(9)	(66)%
% of related revenue	(8)%	(35)%
Professional Tax segment product revenue is derived primarily from ProSeries and Lacerte professional tax preparation software products. Professional Tax service and other revenue is derived primarily from Intuit Tax Online tax return preparation services, electronic tax filing services, bank product transmission services, and training services.
Due to the seasonal nature of our Professional Tax offerings, we typically generate nominal revenue from professional tax products and services in our first fiscal quarter compared with our second and third fiscal quarters. The majority of Professional Tax revenue for the first quarter of each fiscal year is for the filing of extended returns for the previous tax year. Professional Tax total net revenue increased $11 million or 46% in the first quarter of fiscal 2015 compared with the same quarter of fiscal 2014. Professional Tax revenue increased primarily because customers filed more extended tax returns in the fiscal 2015 quarter compared with the same quarter of fiscal 2014. We do not believe that first fiscal quarter revenue in this segment is indicative of revenue trends for the current fiscal year. We will not have substantially complete results for the 2014 tax season until the third quarter of fiscal 2015.

In our first fiscal quarter our Professional Tax segment typically generates operating losses because revenue is nominal while operating expenses for functions such as research and development continue at relatively consistent levels. We do not believe that Professional Tax operating results for the first quarter of fiscal 2015 compared with the same quarter of fiscal 2014 are indicative of trends for the full fiscal year.
Cost of Revenue

(Dollars in millions)	Q1 FY15	% of Related Revenue	Q1 FY14	% of Related Revenue
Cost of product revenue	$34	15%	$29	13%
Cost of service and other revenue	131	30%	108	27%
Amortization of acquired technology	10	n/a	6	n/a
Total cost of revenue	$175	26%	$143	23%
Cost of product revenue as a percentage of product revenue increased in the first three months of fiscal 2015 compared with the same period of fiscal 2014 due to the deferral of QuickBooks and Quicken revenue described in “Executive Overview – Industry Trends and Seasonality” earlier in this Item 2. We expense costs of product revenue as they are incurred for delivered software and we do not defer any of these costs when product revenue is deferred. Cost of service and other revenue as a percentage of service and other revenue increased in the first three months of fiscal 2015 compared with the same period of fiscal 2014 due to higher data center costs for our online offerings.
Operating Expenses

(Dollars in millions)	Q1 FY15	% of Total Net Revenue	Q1 FY14	% of Total Net Revenue
Selling and marketing	$281	42%	$258	41%
Research and development	200	30%	176	28%
General and administrative	124	18%	118	19%
Amortization of other acquired intangible assets	6	1%	4	1%
Total operating expenses	$611	91%	$556	89%
Total operating expenses as a percentage of total net revenue increased to 91% in the first quarter of fiscal 2015 compared with 89% in the same quarter of fiscal 2014. Total net revenue for the first quarter of fiscal 2015 increased $50 million or 8% and total operating expenses for that quarter increased $55 million. Total net revenue growth was affected by the change to our desktop software offerings described in “Executive Overview - Industry Trends and Seasonality” earlier in this Item 2. Staffing expenses increased about $20 million due to annual salary increases, sales commissions, and benefits. Operating expenses also increased about $29 million for outside services, equipment leases and facilities, and marketing programs, and about $14 million for share-based compensation expenses. Share-based compensation expenses increased due to our assumption of certain equity awards in connection with business combinations during fiscal 2014. Share-based compensation expenses have also been increasing over time because the market price of our common stock has generally been increasing.
Non-Operating Income and Expenses
Interest Expense
Interest expense of $7 million for the first three months of fiscal 2015 and $8 million for the first three months of fiscal 2014 consisted primarily of interest on senior notes that we issued in March 2007. See Note 6 to the financial statements in Part I, Item 1 of this Quarterly Report for more information.

Interest and Other Income, Net

	Three Months Ended
(In millions)	October 31, 2014	October 31, 2013
Interest income	$2	$1
Net gain on executive deferred compensation plan assets	1	3
Other	(3)	1
Total interest and other income, net	$—	$5
Interest and other income, net consists primarily of interest income and net gains on executive deferred compensation plan assets. Higher average invested balances and slightly higher average interest rates resulted in higher interest income in the first quarter of fiscal 2015 compared with the same quarter of fiscal 2014. In accordance with authoritative guidance, we record gains and losses associated with executive deferred compensation plan assets in interest and other income and gains and losses associated with the related liabilities in operating expenses. The total amounts recorded in operating expenses for each period are approximately equal to the total amounts recorded in interest and other income in those periods.
Income Taxes
We compute our provision for or benefit from income taxes by applying the estimated annual effective tax rate to income or loss from recurring operations and adding the effects of any discrete income tax items specific to the period. Our effective tax rate for the first quarter of fiscal 2015 was approximately 31%. Excluding discrete tax items primarily related to share-based compensation and a state tax law change as well as including the effects of losses in certain jurisdictions where we do not recognize a tax benefit, our effective tax rate for the period was approximately 37% and did not differ significantly from the federal statutory rate of 35%.
Our effective tax rate for the first quarter of fiscal 2014 was approximately 29%. Excluding the impact of discrete tax items primarily related to share-based compensation, our effective tax rate was approximately 34% and did not differ significantly from the federal statutory rate of 35%. See Note 7 to the financial statements in Part I, Item 1 of this Quarterly Report for more information.
Discontinued Operations
We sold our Intuit Financial Services (IFS) business in August 2013 for approximately $1.025 billion in cash and recorded a gain on disposal of approximately $36 million, net of income taxes, in the first quarter of fiscal 2014. We also sold our Intuit Health business in August 2013 for cash consideration that was not significant and recorded a $4 million pre-tax loss on disposal that was more than offset by a related income tax benefit of approximately $14 million, resulting in a net gain on disposal of approximately $10 million in the first quarter of fiscal 2014. We have reclassified our statements of operations for all periods presented to reflect these two businesses as discontinued operations. See Note 4 to the financial statements in Part I, Item 1 of this Quarterly Report for more information.

Liquidity and Capital Resources
Overview
At October 31, 2014, our cash, cash equivalents and investments totaled $1.6 billion, a decrease of $325 million from July 31, 2014 due to the factors discussed under “Statements of Cash Flows” below. Our primary source of liquidity has been cash from operations, which entails the collection of accounts receivable for products and services. Our primary uses of cash have been for research and development programs, selling and marketing activities, capital projects, acquisitions of businesses, debt service costs, repurchases of our common stock under our stock repurchase programs, and the payment of cash dividends. As discussed in “Executive Overview – Industry Trends and Seasonality” earlier in this Item 2, our business is subject to significant seasonality. The balance of our cash, cash equivalents, and investments generally fluctuates with that seasonal pattern. We believe the seasonality of our business is likely to continue in the future.

The following table summarizes selected measures of our liquidity and capital resources at the dates indicated:

(Dollars in millions)	October 31, 2014	July 31, 2014	$ Change	% Change
Cash, cash equivalents, and investments	$1,589	$1,914	$(325)	(17)%
Long-term investments	31	31	—	—%
Long-term debt	499	499	—	—%
Working capital	1,077	1,200	(123)	(10)%
Ratio of current assets to current liabilities	1.8 : 1	1.8 : 1
We have historically generated significant cash from operations and we expect to continue to do so during fiscal 2015. Since our operations are primarily domestic, approximately 89% of our cash, cash equivalents and investments at October 31, 2014 were located in the U.S. and none of those funds were restricted. Our only significant debt consists of $500 million in senior unsecured notes due in March 2017. We also have an unused $500 million unsecured revolving line of credit facility available to us for general corporate purposes, including future acquisitions.
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
Statements of Cash Flows
The following table summarizes selected items from our statements of cash flows for the first three months of fiscal 2015 and fiscal 2014. See the financial statements in Part I, Item 1 of this Quarterly Report for complete statements of cash flows for those periods.

	Three Months Ended
(Dollars in millions)	October 31, 2014	October 31, 2013	$ Change
Net cash provided by (used in):
Operating activities	$(118)	$(190)	$72
Investing activities	(61)	949	(1,010)
Financing activities	(123)	(1,350)	1,227
Effect of exchange rate changes on cash	(5)	(1)	(4)
Total decrease in cash and cash equivalents	$(307)	$(592)	$285
During the first three months of fiscal 2015 we generated cash from the issuance of common stock under employee stock plans. During the same period we used cash for operations, including the payment of accrued bonuses for fiscal 2014, for the repurchase of shares of our common stock under our stock repurchase programs, for the payment of cash dividends, and for capital expenditures.
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
Stock Repurchase Programs, Treasury Shares, and Dividends on Common Stock
As described in Note 8 to the financial statements in Part I, Item 1 of this Quarterly Report, during the first three months of fiscal 2015 we continued to repurchase shares of our common stock under repurchase programs that our Board of Directors has authorized. At October 31, 2014, we had authorization from our Board of Directors to expend up to an additional $1.8 billion for stock repurchases through August 19, 2017. We currently expect to continue repurchasing our common stock on a quarterly basis; however, future stock repurchases under the current program are at the discretion of management, and authorization of future stock repurchase programs is subject to the final determination of our Board of Directors.
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
During the first three months of fiscal 2015 we also continued to pay quarterly cash dividends on shares of our outstanding common stock. In November 2014 our Board of Directors declared a quarterly cash dividend of $0.25 per share of outstanding common stock payable on January 20, 2015 to stockholders of record at the close of business on January 9, 2015. We currently expect to continue paying comparable cash dividends on a quarterly basis; however, future declarations of dividends and the establishment of future record dates and payment dates are subject to the final determination of our Board of Directors.
Unsecured Revolving Credit Facility
On February 17, 2012 we entered into an agreement with certain institutional lenders for a $500 million unsecured revolving credit facility that will expire on February 17, 2017. See Note 5 to the financial statements in Part I, Item 1 of this Quarterly Report for a description of the key terms of this agreement, including the covenants. We remained in compliance with those covenants at all times during the quarter ended October 31, 2014. We may use amounts borrowed under this credit facility for general corporate purposes, including future acquisitions. To date we have not borrowed under the credit facility. We monitor counterparty risk associated with the institutional lenders that are providing the credit facility. We currently believe that the credit facility will be available to us should we choose to borrow under it.
Cash Held by Foreign Subsidiaries
Our cash, cash equivalents, and investments totaled $1.6 billion at October 31, 2014. Of this amount, approximately 11% was held by our foreign subsidiaries and subject to repatriation tax considerations. These foreign funds were located primarily in Canada, India, and the United Kingdom. We intend to permanently reinvest a significant portion of our earnings from foreign operations, and we currently do not anticipate that we will need funds generated from foreign operations to fund our domestic operations. In the event that funds from foreign operations are needed to fund operations in the United States, if U.S. taxes have not been previously provided on the related earnings we would provide for and pay additional U.S. taxes at the time we change our intention with regard to the reinvestment of those earnings.

Off-Balance Sheet Arrangements
At October 31, 2014, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations
We presented our contractual obligations at July 31, 2014 in our Annual Report on Form 10-K for the fiscal year then ended. There were no significant changes in those obligations during the first three months of fiscal 2015.

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
Interest Rate Risk
Our cash equivalents and investments are subject to market risk due to changes in interest rates. Interest rate movements affect the interest income we earn on cash equivalents and investments and the fair value of those investments. If the Federal Reserve Target Rate had increased by 25 basis points from the level of October 31, 2014, the value of our investments at that date would have decreased by approximately $3 million. If the Federal Reserve Target Rate had increased by 100 basis points from the level of October 31, 2014, the value of our investments at that date would have decreased by approximately $13 million.
We are also exposed to the impact of changes in interest rates as they affect our $500 million revolving credit facility. Advances under the credit facility accrue interest at rates that are equal to JP Morgan's alternate base rate plus a margin that ranges from 0.0% to 0.5% or the London InterBank Offered Rate (LIBOR) plus a margin that ranges from 0.9% to 1.5%, in both cases based on our senior debt credit ratings. Consequently, our interest expense would fluctuate with changes in the general level of these interest rates if we were to borrow any amounts under the credit facility. At October 31, 2014, no amounts were outstanding under the credit facility.
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
Since we translate foreign currencies (primarily Canadian dollars, Indian rupees, and British pounds) into U.S. dollars for financial reporting purposes, currency fluctuations can have an impact on our financial results. The historical impact of currency fluctuations on our financial results has generally been immaterial. We believe that our exposure to currency exchange fluctuation risk is not significant primarily because our global subsidiaries invoice customers and satisfy their financial obligations almost exclusively in their local currencies. Although the impact of currency fluctuations on our financial results has generally been immaterial in the past and we believe that for the reasons cited above currency fluctuations will not be significant in the future, there can be no guarantee that the impact of currency fluctuations will not be material in the future. As of October 31, 2014, we did not engage in foreign currency hedging activities.

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

•	our expectation that we will continue to invest significant resources in our product development, marketing and sales capabilities in the future;

•	our expectation that we will continue to invest significant management attention and resources in our information technology infrastructure and in our privacy and security capabilities;

•	our expectation that we will continue to generate significant cash from operations in the future;

•	our expectation that connected services revenue as a percentage of our total revenue will continue to grow in the future;

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
Our business operations, data centers, information technology and communications systems are vulnerable to damage or interruption from natural disasters, human error, malicious attacks, fire, power loss, telecommunications failures, computer viruses, computer denial of service attacks, terrorist attacks and other events beyond our control. The majority of our activities, our corporate headquarters, our principal information technology systems, and other critical business operations are located near major seismic faults. We do not carry earthquake insurance for direct quake-related losses. Our future financial results may be materially harmed in the event of a major earthquake or other natural or man-made disaster.
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

In addition, our employees, contractors, temporary and seasonal employees may have access to sensitive and personal information of our customers and employees. While we conduct background checks of our employees and these other individuals and limit access to systems and data, it is possible that one or more of these individuals may circumvent these controls, resulting in a security breach. In addition, we rely on third party vendors to host certain of our sensitive and personal information and data. While we conduct due diligence on these third party partners with respect to their security and business controls, we may not have the ability to effectively monitor or oversee the implementation of these controls measures, and, in any event, individuals or third parties may be able to circumvent and/or exploit vulnerabilities that may exist in these security and business controls, resulting in a loss of sensitive and personal customer or employee information and data.
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
Our acquisitions have resulted in significant expenses, including amortization and impairment of acquired technology and other acquired intangible assets, and impairment of goodwill. Total costs and expenses in these categories were approximately $46 million in fiscal 2014, $99 million in fiscal 2013, and $33 million in fiscal 2012. Although under current accounting rules goodwill is not amortized, we may incur impairment charges related to the goodwill already recorded and to goodwill arising out of future acquisitions. We test the impairment of goodwill annually in our fourth fiscal quarter or more frequently if indicators of impairment arise. The timing of the formal annual test may result in charges to our statement of operations in our fourth fiscal quarter that may not have been reasonably foreseen in prior periods. The total costs and expenses for fiscal 2013 included goodwill and intangible asset impairment charges of $46 million that reduced the carrying value of our Intuit Health goodwill and intangible assets to zero. We completed the sale of that business in the first quarter of fiscal 2014. At October 31, 2014, we had $1.6 billion in goodwill and $186 million in net acquired intangible assets on our balance sheet, both of which may be subject to impairment charges in the future. New acquisitions, and any impairment of the value of acquired intangible assets, may have a significant negative impact on our future financial results.
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

ITEM 2
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS
Stock repurchase activity during the three months ended October 31, 2014 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans
August 1, 2014 through August 31, 2014	—	$—	—	$1,870,088,800
September 1, 2014 through September 30, 2014	1,037,522	$86.41	1,037,522	$1,780,436,914
October 1, 2014 through October 31, 2014	280,700	$85.04	280,700	$1,756,565,937
Total	1,318,222	$86.12	1,318,222
Note: All of the shares purchased as part of publicly announced plans during the three months ended October 31, 2014 were purchased under a plan we announced on August 19, 2013 under which we were authorized to repurchase up to $2 billion of our common stock from time to time over a four-year period ending on August 19, 2017. At October 31, 2014, authorization from our Board of Directors to expend up to $1.8 billion remained available under that plan.

ITEM 6
EXHIBITS
See the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTUIT INC. (Registrant)
Date:	November 21, 2014	By:	/s/ R. NEIL WILLIAMS
R. Neil Williams
Senior Vice President and Chief Financial Officer (Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference

10.01+	Intuit Inc. Amended and Restated 2005 Equity Incentive Plan Grant Agreement - Restricted Stock Unit (Performance-Based Vesting QBO Subscriptions)	X

31.01	Certification of Chief Executive Officer	X

31.02	Certification of Chief Financial Officer	X

32.01*	Section 1350 Certification (Chief Executive Officer)	X

32.02*	Section 1350 Certification (Chief Financial Officer)	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase	X
________________________________

+	Indicates a management contract or compensatory plan or arrangement.
*	This exhibit is intended to be furnished and shall not be deemed “filed” for purposes of the Securities Exchange Act of 1934, as amended.