Form 10-Q
period 2015-01-31
INTUIT INC
filed 2015-02-19
CIK 896878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended January 31, 2015
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 276,726,077 shares of Common Stock, $0.01 par value, were outstanding at February 17, 2015.

INTUIT INC.
FORM 10-Q

Intuit, the Intuit logo, QuickBooks, TurboTax, Lacerte, ProSeries, Quicken, and Mint, among others, are registered trademarks and/or registered service marks of Intuit Inc., or one of its subsidiaries, in the United States and other countries. Other parties’ marks are the property of their respective owners.

PART I
ITEM 1
FINANCIAL STATEMENTS

INTUIT INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
(In millions, except per share amounts)	January 31, 2015	January 31, 2014	January 31, 2015	January 31, 2014
Net revenue:
Product	$198	$287	$431	$516
Service and other	610	495	1,049	888
Total net revenue	808	782	1,480	1,404
Costs and expenses:
Cost of revenue:
Cost of product revenue	44	45	78	74
Cost of service and other revenue	153	125	284	233
Amortization of acquired technology	9	6	19	12
Selling and marketing	376	352	657	610
Research and development	200	186	400	362
General and administrative	118	109	242	227
Amortization of other acquired intangible assets	6	5	12	9
Total costs and expenses	906	828	1,692	1,527
Operating loss from continuing operations	(98)	(46)	(212)	(123)
Interest expense	(7)	(8)	(14)	(16)
Interest and other income, net	2	—	2	5
Loss before income taxes	(103)	(54)	(224)	(134)
Income tax benefit	(37)	(17)	(74)	(40)
Net loss from continuing operations	(66)	(37)	(150)	(94)
Net income from discontinued operations	—	—	—	46
Net loss	$(66)	$(37)	$(150)	$(48)

Basic net loss per share from continuing operations	$(0.23)	$(0.13)	$(0.53)	$(0.33)
Basic net income per share from discontinued operations	—	—	—	0.16
Basic net loss per share	$(0.23)	$(0.13)	$(0.53)	$(0.17)
Shares used in basic per share calculations	285	284	285	286

Diluted net loss per share from continuing operations	$(0.23)	$(0.13)	$(0.53)	$(0.33)
Diluted net income per share from discontinued operations	—	—	—	0.16
Diluted net loss per share	$(0.23)	$(0.13)	$(0.53)	$(0.17)
Shares used in diluted per share calculations	285	284	285	286

Cash dividends declared per common share	$0.25	$0.19	$0.50	$0.38
See accompanying notes.

INTUIT INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended		Six Months Ended
(In millions)	January 31, 2015	January 31, 2014	January 31, 2015	January 31, 2014

Net loss	$(66)	$(37)	$(150)	$(48)
Other comprehensive income (loss), net of income taxes:
Unrealized gains on available-for-sale debt securities	—	—	—	2
Unrealized losses on available-for-sale equity securities	—	(3)	—	(4)
Foreign currency translation losses	(15)	(6)	(20)	(8)
Total other comprehensive loss, net	(15)	(9)	(20)	(10)
Comprehensive loss	$(81)	$(46)	$(170)	$(58)

See accompanying notes.

INTUIT INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions)	January 31, 2015	July 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$482	$849
Investments	885	1,065
Accounts receivable, net	459	134
Income taxes receivable	146	35
Deferred income taxes	149	133
Prepaid expenses and other current assets	103	116
Current assets before funds held for customers	2,224	2,332
Funds held for customers	354	289
Total current assets	2,578	2,621
Long-term investments	35	31
Property and equipment, net	643	606
Goodwill	1,688	1,635
Acquired intangible assets, net	187	199
Other assets	114	109
Total assets	$5,245	$5,201
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$273	$161
Accrued compensation and related liabilities	199	278
Deferred revenue	888	526
Other current liabilities	395	167
Current liabilities before customer fund deposits	1,755	1,132
Customer fund deposits	354	289
Total current liabilities	2,109	1,421
Long-term debt	499	499
Long-term deferred revenue	83	10
Other long-term obligations	200	193
Total liabilities	2,891	2,123
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock and additional paid-in capital	3,822	3,561
Treasury stock, at cost	(7,098)	(6,430)
Accumulated other comprehensive loss	(22)	(2)
Retained earnings	5,652	5,949
Total stockholders’ equity	2,354	3,078
Total liabilities and stockholders’ equity	$5,245	$5,201

See accompanying notes.

INTUIT INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

(In millions, except shares in thousands)	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
Balance at July 31, 2014	284,950	$3,561	$(6,430)	$(2)	$5,949	$3,078
Comprehensive loss	—	—	—	(20)	(150)	(170)
Issuance of stock under employee stock plans	3,463	101	—	—	—	101
Stock repurchases under stock repurchase programs	(7,473)	—	(668)	—	—	(668)
Dividends and dividend rights declared ($0.50 per share)	—	—	—	—	(147)	(147)
Tax benefit from share-based compensation plans	—	38	—	—	—	38
Share-based compensation expense	—	122	—	—	—	122
Balance at January 31, 2015	280,940	$3,822	$(7,098)	$(22)	$5,652	$2,354

(In millions, except shares in thousands)	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders' Equity
Balance at July 31, 2013	299,503	$3,201	$(4,952)	$20	$5,262	$3,531
Comprehensive loss	—	—	—	(10)	(48)	(58)
Issuance of stock under employee stock plans	4,188	33	100	—	—	133
Stock repurchases under stock repurchase programs	(20,178)	—	(1,402)	—	—	(1,402)
Dividends and dividend rights declared ($0.38 per share)	—	—	—	—	(111)	(111)
Tax benefit from share-based compensation plans	—	43	—	—	—	43
Share-based compensation expense	—	99	—	—	—	99
Balance at January 31, 2014	283,513	$3,376	$(6,254)	$10	$5,103	$2,235

See accompanying notes.

INTUIT INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
(In millions)	January 31, 2015	January 31, 2014
Cash flows from operating activities:
Net loss	$(150)	$(48)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	75	75
Amortization of acquired intangible assets	36	25
Share-based compensation expense	122	99
Pre-tax gain on sale of discontinued operations	—	(40)
Deferred income taxes	(16)	66
Tax benefit from share-based compensation plans	38	43
Excess tax benefit from share-based compensation plans	(38)	(43)
Other	19	11
Total adjustments	236	236
Changes in operating assets and liabilities:
Accounts receivable	(327)	(308)
Income taxes receivable	(110)	(161)
Prepaid expenses and other assets	12	(29)
Accounts payable	116	88
Accrued compensation and related liabilities	(79)	(49)
Deferred revenue	439	326
Other liabilities	110	87
Total changes in operating assets and liabilities	161	(46)
Net cash provided by operating activities	247	142
Cash flows from investing activities:
Purchases of available-for-sale debt securities	(619)	(320)
Sales of available-for-sale debt securities	458	145
Maturities of available-for-sale debt securities	328	147
Net change in money market funds and other cash equivalents held to satisfy customer fund obligations	(65)	(55)
Net change in customer fund deposits	65	55
Purchases of property and equipment	(116)	(93)
Acquisitions of businesses, net of cash acquired	(76)	(66)
Proceeds from divestiture of businesses	—	1,025
Other	(10)	(10)
Net cash provided by (used in) investing activities	(35)	828
Cash flows from financing activities:
Net proceeds from issuance of stock under employee stock plans	101	125
Cash paid for purchases of treasury stock	(554)	(1,402)
Dividends and dividend rights paid	(143)	(111)
Excess tax benefit from share-based compensation plans	38	43
Net cash used in financing activities	(558)	(1,345)
Effect of exchange rates on cash and cash equivalents	(21)	(9)
Net decrease in cash and cash equivalents	(367)	(384)
Cash and cash equivalents at beginning of period	849	1,009
Cash and cash equivalents at end of period	$482	$625

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
On June 16, 2014 we acquired Check Inc. (now known as Mint Bills). We have included the results of operations for this company in our consolidated results of operations from the date of acquisition.
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
These unaudited condensed consolidated financial statements and accompanying notes should be read together with the audited consolidated financial statements in Item 8 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2014. Results for the six months ended January 31, 2015 do not necessarily indicate the results we expect for the fiscal year ending July 31, 2015 or any other future period.
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
Significant Accounting Policies
We describe our significant accounting policies in Note 1 to the financial statements in Item 8 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2014. See the discussion of changes to our policy for recognizing product revenue below. There have been no other changes to our significant accounting policies during the first six months of fiscal 2015.
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
All of the RSUs we grant have dividend rights. Dividend rights are accumulated and paid when the underlying RSUs vest. Since the dividend rights are subject to the same vesting requirements as the underlying equity awards they are considered a contingent transfer of value. Consequently, the RSUs are not considered participating securities and we do not present them separately in earnings per share.
In loss periods, basic net loss per share and diluted net loss per share are the same since the effect of potential common shares is anti-dilutive and therefore excluded.

The following table presents the composition of shares used in the computation of basic and diluted net loss per share for the periods indicated.

	Three Months Ended		Six Months Ended
(In millions, except per share amounts)	January 31, 2015	January 31, 2014	January 31, 2015	January 31, 2014
Numerator:
Net loss from continuing operations	$(66)	$(37)	$(150)	$(94)
Net income from discontinued operations	—	—	—	46
Net loss	$(66)	$(37)	$(150)	$(48)

Denominator:
Shares used in basic per share amounts:
Weighted average common shares outstanding	285	284	285	286

Shares used in diluted per share amounts:
Weighted average common shares outstanding	285	284	285	286
Dilutive common equivalent shares from stock options
and restricted stock awards	—	—	—	—
Dilutive weighted average common shares outstanding	285	284	285	286

Basic and diluted net loss per share:
Basic net loss per share from continuing operations	$(0.23)	$(0.13)	$(0.53)	$(0.33)
Basic net income per share from discontinued operations	—	—	—	0.16
Basic net loss per share	$(0.23)	$(0.13)	$(0.53)	$(0.17)

Diluted net loss per share from continuing operations	$(0.23)	$(0.13)	$(0.53)	$(0.33)
Diluted net income per share from discontinued operations	—	—	—	0.16
Diluted net loss per share	$(0.23)	$(0.13)	$(0.53)	$(0.17)

Shares excluded from computation of diluted net loss per share:
Weighted average stock options and restricted stock units that would have been included in the computation of dilutive common equivalent shares outstanding if net income had been reported in the period	14	19	15	17

Weighted average stock options and restricted stock units excluded from computation due to anti-dilutive effect	2	—	2	3
Concentration of Credit Risk and Significant Customers
No customer accounted for 10% or more of total net revenue in the three or six months ended January 31, 2015 or January 31, 2014. Due to the seasonality of our small business, consumer tax and personal finance offerings, one retail customer accounted for 18% of gross accounts receivable at January 31, 2015. No customer accounted for 10% or more of gross accounts receivable at July 31, 2014.
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

	January 31, 2015				July 31, 2014
(In millions)	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Cash equivalents, primarily money market funds	$359	$—	$—	$359	$652	$—	$—	$652
Available-for-sale debt securities:
Municipal bonds	—	474	—	474	—	701	—	701
Corporate notes	—	581	—	581	—	466	—	466
U.S. agency securities	—	5	—	5	—	42	—	42
Municipal auction rate securities	—	—	21	21	—	—	21	21
Total available-for-sale securities	—	1,060	21	1,081	—	1,209	21	1,230
Total assets measured at fair value on a recurring basis	$359	$1,060	$21	$1,440	$652	$1,209	$21	$1,882
Liabilities:
Senior notes (1)	$—	$544	$—	$544	$—	$556	$—	$556
______________________________

(1)	Carrying value on our balance sheet at January 31, 2015 was $499 million and at July 31, 2014 was $499 million. See Note 6.

The following table summarizes our cash equivalents and available-for-sale debt securities by balance sheet classification and level in the fair value hierarchy at the dates indicated.

	January 31, 2015				July 31, 2014
(In millions)	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents:
In cash and cash equivalents	$180	$—	$—	$180	$507	$—	$—	$507
In funds held for customers	179	—	—	179	145	—	—	145
Total cash equivalents	$359	$—	$—	$359	$652	$—	$—	$652
Available-for-sale securities:
In investments	$—	$885	$—	$885	$—	$1,065	$—	$1,065
In funds held for customers	—	175	—	175	—	144	—	144
In long-term investments	—	—	21	21	—	—	21	21
Total available-for-sale securities	$—	$1,060	$21	$1,081	$—	$1,209	$21	$1,230
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
Financial assets whose fair values we measure using significant unobservable (Level 3) inputs consist of municipal auction rate securities that are no longer liquid. We estimate the fair values of these auction rate securities using a discounted cash flow model. We continue to classify them as long-term investments based on the maturities of the underlying securities at that date. We do not intend to sell our municipal auction rate securities. In addition, it is more likely than not that we will not be required to sell them before recovery at par, which may be at maturity.
There were no transfers between Level 1, Level 2, and Level 3 of the fair value hierarchy during the six months ended January 31, 2015.

3.	Cash and Cash Equivalents, Investments and Funds Held for Customers
We consider highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. Cash equivalents consist primarily of AAA-rated money market funds in all periods presented. Investments at January 31, 2015 consist of available-for-sale investment-grade debt securities that we carry at fair value. Funds held for customers consist of cash and cash equivalents and investment grade available-for-sale debt securities in all periods presented. Long-term investments at January 31, 2015 consist primarily of municipal auction rate securities. See Note 2, “Fair Value Measurements,” for more information. Except for direct obligations of the United States government, securities issued by agencies of the United States government, and money market funds, we diversify our investments in debt securities by limiting our holdings with any individual issuer.
The following table summarizes our cash and cash equivalents, investments, and funds held for customers by balance sheet classification at the dates indicated.

	January 31, 2015		July 31, 2014
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Classification on balance sheets:
Cash and cash equivalents	$482	$482	$849	$849
Investments	884	885	1,064	1,065
Funds held for customers	354	354	289	289
Long-term investments	35	35	31	31
Total cash and cash equivalents, investments, and funds held for customers	$1,755	$1,756	$2,233	$2,234

The following table summarizes our cash and cash equivalents, investments, and funds held for customers by investment category at the dates indicated. See Note 2, “Fair Value Measurements,” for more information on our municipal auction rate securities.

	January 31, 2015		July 31, 2014
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Type of issue:
Total cash and cash equivalents	$661	$661	$994	$994
Available-for-sale debt securities:
Municipal bonds	474	474	700	701
Corporate notes	580	581	466	466
U.S. agency securities	5	5	42	42
Municipal auction rate securities	21	21	21	21
Total available-for-sale debt securities	1,080	1,081	1,229	1,230
Other long-term investments	14	14	10	10
Total cash and cash equivalents, investments, and funds held for customers	$1,755	$1,756	$2,233	$2,234
We use the specific identification method to compute gains and losses on investments. We include realized gains and losses on our available-for-sale debt securities in interest and other income, net in our statements of operations. Gross realized gains and losses on our available-for-sale debt securities for the three and six months ended January 31, 2015 and January 31, 2014 were not significant.
We accumulate unrealized gains and losses on our available-for-sale debt securities, net of tax, in accumulated other comprehensive income or loss in the stockholders’ equity section of our balance sheets. Gross unrealized gains and losses on our available-for-sale debt securities at January 31, 2015 and July 31, 2014 were not significant.
We periodically review our investment portfolios to determine if any investment is other-than-temporarily impaired due to changes in credit risk or other potential valuation concerns. We believe that the investments we held at January 31, 2015 were not other-than-temporarily impaired. Unrealized losses on available-for-sale debt securities at January 31, 2015 were not significant and were due to changes in interest rates, including market credit spreads, and not due to increased credit risks associated with specific securities. We do not intend to sell these investments. In addition, it is more likely than not that we will not be required to sell them before recovery at par, which may be at maturity.
The following table summarizes our available-for-sale debt securities classified by the stated maturity date of the security at the dates indicated.

	January 31, 2015		July 31, 2014
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$364	$365	$363	$363
Due within two years	408	408	443	443
Due within three years	261	261	303	303
Due after three years	47	47	120	121
Total available-for-sale debt securities	$1,080	$1,081	$1,229	$1,230
Available-for-sale debt securities due after three years in the table above include our municipal auction rate securities. See Note 2, “Fair Value Measurements,” for more information. All of the remaining securities in that category had interest reset dates or mandatory call dates within three years of the dates indicated in the table.

4.	Discontinued Operations
Intuit Financial Services
On August 1, 2013 we completed the sale of our Intuit Financial Services (IFS) business for approximately $1.025 billion in cash. We recorded a $44 million pre-tax gain on the disposal of IFS that was partially offset by a related income tax provision of approximately $8 million, resulting in a net gain on disposal of approximately $36 million in the first quarter of fiscal 2014. The IFS business comprised substantially all of our former Financial Services reportable segment.
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
Unsecured Revolving Credit Facility
On February 17, 2012 we entered into an agreement with certain institutional lenders for a $500 million unsecured revolving credit facility that will expire on February 17, 2017. Advances under the credit facility will accrue interest at rates that are equal to, at our election, either JP Morgan's alternate base rate plus a margin that ranges from 0.0% to 0.5% or London Interbank Offered Rate (LIBOR) plus a margin that ranges from 0.9% to 1.5%. Actual margins under either election will be based on our senior debt credit ratings. The agreement includes customary affirmative and negative covenants, including financial covenants that require us to maintain a ratio of total debt to annual earnings before interest, taxes, depreciation and amortization (EBITDA) of not greater than 3.25 to 1.00 as of any date and a ratio of annual EBITDA to interest payable of not less than 3.00 to 1.00 as of the last day of each fiscal quarter. We remained in compliance with these covenants at all times during the quarter ended January 31, 2015. We may use amounts borrowed under this credit facility for general corporate purposes, including future acquisitions. To date we have not borrowed under this credit facility.
Other Current Liabilities
Other current liabilities were as follows at the dates indicated:

(In millions)	January 31, 2015	July 31, 2014
Reserve for product returns	$59	$24
Reserve for rebates	79	23
Current portion of license fee payable	10	10
Current portion of deferred rent	8	7
Interest payable	10	10
Executive deferred compensation plan liabilities	64	63
Amounts due for share repurchases	114	—
Other	51	30
Total other current liabilities	$395	$167
The balances of several of our other current liabilities, particularly our reserves for product returns and rebates, are affected by the seasonality of our business. See Note 1, “Description of Business and Summary of Significant Accounting Policies – Seasonality,” for more information. Amounts due for share repurchases are for transactions that occurred in late January 2015 and were settled in early February 2015. See Note 8, “Stockholders' Equity,” for more information.

6.	Long-Term Obligations
Long-Term Debt
On March 12, 2007 we issued $500 million of 5.75% senior unsecured notes due on March 15, 2017 (the Notes). We carried the Notes at face value less the unamortized discount in long-term debt on our balance sheets at January 31, 2015 and July 31, 2014. The Notes are redeemable by Intuit at any time, subject to a make-whole premium, and include covenants that limit our ability to grant liens on our facilities and to enter into sale and leaseback transactions, subject to significant allowances. Interest on the Notes is payable semi-annually on March 15 and September 15. We paid $14 million in cash for interest on the Notes during the six months ended January 31, 2015 and $14 million in cash for interest on the Notes during the six months ended January 31, 2014.
Other Long-Term Obligations
Other long-term obligations were as follows at the dates indicated:

(In millions)	January 31, 2015	July 31, 2014
Total deferred rent	$60	$62
Total license fee payable	43	41
Long-term income tax liabilities	37	32
Long-term deferred income tax liabilities	59	61
Other	21	14
Total long-term obligations	220	210
Less current portion (included in other current liabilities)	(20)	(17)
Long-term obligations due after one year	$200	$193
Operating Lease Commitments
We describe our operating lease commitments in Note 9 to the financial statements in Item 8 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2014. There were no significant changes in those commitments during the first six months of fiscal 2015.

7.	Income Taxes
Effective Tax Rate
We compute our provision for or benefit from income taxes by applying the estimated annual effective tax rate to income or loss from recurring operations and adding the effects of any discrete income tax items specific to the period.
In December 2014 the Tax Increase Prevention Act of 2014 was signed into law. The Act includes a reinstatement of the federal research and experimentation credit through December 31, 2014 that was retroactive to January 1, 2014. We recorded a discrete tax benefit of approximately $11 million for the retroactive effect during the three and six months ended January 31, 2015.
Our effective tax rates for the three and six months ended January 31, 2015 were approximately 36% and 33%. Excluding discrete tax items primarily related to the reinstatement of the federal research and experimentation credit, as well as including the effects of losses in certain jurisdictions where we do not recognize a tax benefit, our effective tax rate for those periods was approximately 36% and did not differ significantly from the federal statutory rate of 35%. Tax expense related to share based compensation, state income taxes, and the effects of losses in certain jurisdictions where we do not recognize a tax benefit were partially offset by the benefit we received from the domestic production activities deduction and the federal research and experimentation credit.
Our effective tax rates for the three and six months ended January 31, 2014 were approximately 31% and 30%. Excluding the impact of discrete tax items primarily related to share-based compensation, our effective tax rate for those periods was approximately 34% and did not differ significantly from the federal statutory rate of 35%. The benefit we received from the domestic production activities deduction and the federal research and experimentation credit were substantially offset by tax expense related to state income taxes.

Unrecognized Tax Benefits and Other Considerations
The total amount of our unrecognized tax benefits at July 31, 2014 was $40 million. Net of related deferred tax assets, unrecognized tax benefits were $26 million at that date. If we were to recognize these net benefits, our income tax expense would reflect a favorable net impact of $26 million. There were no material changes to these amounts during the six months ended January 31, 2015. We do not believe that it is reasonably possible that there will be a significant increase or decrease in our unrecognized tax benefits over the next 12 months.

8.	Stockholders’ Equity
Stock Repurchase Programs and Treasury Shares
Intuit’s Board of Directors has authorized a series of common stock repurchase programs. Shares of common stock repurchased under these programs become treasury shares. We repurchased 7.5 million shares for $668 million under these programs during the six months ended January 31, 2015. Included in this amount were $114 million of repurchases which occurred in late January 2015 and were settled in early February 2015. We repurchased 20.2 million shares for $1.4 billion under these programs during the six months ended January 31, 2014. At January 31, 2015, we had authorization from our Board of Directors to expend up to an additional $1.2 billion for stock repurchases through August 19, 2017. Future stock repurchases under the current program are at the discretion of management, and authorization of future stock repurchase programs is subject to the final determination of our Board of Directors.
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
Dividends on Common Stock
During the six months ended January 31, 2015 we declared and paid quarterly cash dividends that totaled $0.50 per share of outstanding common stock or $147 million. In February 2015 our Board of Directors declared a quarterly cash dividend of $0.25 per share of outstanding common stock payable on April 20, 2015 to stockholders of record at the close of business on April 10, 2015. Future declarations of dividends and the establishment of future record dates and payment dates are subject to the final determination of our Board of Directors.

Share-Based Compensation Expense
The following table summarizes the total share-based compensation expense that we recorded in operating loss from continuing operations for the periods shown.

	Three Months Ended		Six Months Ended
(In millions, except per share amounts)	January 31, 2015	January 31, 2014	January 31, 2015	January 31, 2014
Cost of revenue	$2	$2	$4	$4
Selling and marketing	18	16	36	31
Research and development	20	16	40	30
General and administrative	21	18	42	34
Total share-based compensation expense	61	52	122	99
Income tax benefit	(19)	(16)	(38)	(32)
Increase in net loss from continuing operations	$42	$36	$84	$67
Increase in net loss per share:
Basic	$0.15	$0.13	$0.29	$0.23
Diluted	$0.15	$0.13	$0.29	$0.23

Share-Based Awards Available for Grant
A summary of share-based awards available for grant under our 2005 Equity Incentive Plan for the six months ended January 31, 2015 was as follows:

(Shares in thousands)	Shares Available for Grant
Balance at July 31, 2014	24,203
Options granted	—
Restricted stock units granted (1)	(1,117)
Share-based awards canceled/forfeited/expired (1)(2)	2,262
Balance at January 31, 2015	25,348
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

Stock Option Activity and Related Share-Based Compensation Expense
A summary of stock option activity for the six months ended January 31, 2015 was as follows:

	Options Outstanding
(Shares in thousands)	Number of Shares	Weighted Average Exercise Price Per Share
Balance at July 31, 2014	10,938	$52.67
Options granted	—	—
Options exercised	(2,316)	43.47
Options canceled or expired	(383)	64.32
Balance at January 31, 2015	8,239	$54.72

Exercisable at January 31, 2015	4,360	$41.95

At January 31, 2015, there was approximately $51 million of unrecognized compensation cost related to non-vested stock options that we expect to recognize as expense in the future. We will adjust unrecognized compensation cost for future changes in estimated forfeitures. We expect to recognize that cost over a weighted average vesting period of 2.2 years.
Restricted Stock Unit Activity and Related Share-Based Compensation Expense
A summary of restricted stock unit activity for the six months ended January 31, 2015 was as follows:

	Restricted Stock Units
(Shares in thousands)	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at July 31, 2014	9,455	$62.46
Granted	486	85.99
Restricted stock units assumed or granted in connection with acquisitions	212	92.64
Vested	(1,114)	62.40
Forfeited	(833)	58.70
Nonvested at January 31, 2015	8,206	$65.02

At January 31, 2015, there was approximately $333 million of unrecognized compensation cost related to non-vested RSUs that we expect to recognize as expense in the future. We will adjust unrecognized compensation cost for future changes in estimated forfeitures. We expect to recognize that cost over a weighted average vesting period of 2.1 years.

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
Small Business. Our Small Business segment includes the following offerings, which target small businesses and the accounting professionals who serve them.

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

•
Payment processing services for small businesses, including merchant services such as credit and debit card processing; Web-based transaction processing services for online merchants; secure online payments for small businesses and their customers through the Intuit Commerce Network; GoPayment mobile payment processing services; and QuickBooks Point of Sale solutions.

•	Demandforce, which provides online marketing and customer communication solutions for small businesses, and QuickBase.
Consumer. Our Consumer segment includes two product lines – Consumer Tax and Consumer Ecosystem – both of which target consumers.

•	Consumer Tax includes TurboTax income tax preparation products and services and electronic tax filing services.

•	Consumer Ecosystem includes our personal finance offerings, Quicken, Mint and Mint Bills (formerly known as Check).
Professional Tax. Our Professional Tax segment targets professional accountants and includes Lacerte, ProSeries, and Intuit Tax Online professional tax preparation products and services, electronic tax filing services, bank product transmission services, and training services.
All of our segments operate primarily in the United States and sell primarily to customers in the United States. International total net revenue was less than 6% of consolidated total net revenue for all periods presented.
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

	Three Months Ended		Six Months Ended
(In millions)	January 31, 2015	January 31, 2014	January 31, 2015	January 31, 2014
Net revenue:
Small Business segment	$553	$560	$1,101	$1,080

Consumer segment:
Consumer Tax	213	138	270	180
Consumer Ecosystem	31	49	62	84
Total Consumer segment	244	187	332	264

Professional Tax segment	11	35	47	60
Total net revenue	$808	$782	$1,480	$1,404

Operating loss from continuing operations:
Small Business segment	$172	$197	$364	$387
Consumer segment	26	(3)	(8)	(27)
Professional Tax segment	(37)	(9)	(40)	(18)
Total segment operating income	161	185	316	342
Unallocated corporate items:
Share-based compensation expense	(61)	(52)	(122)	(99)
Other common expenses	(183)	(168)	(375)	(345)
Amortization of acquired technology	(9)	(6)	(19)	(12)
Amortization of other acquired intangible assets	(6)	(5)	(12)	(9)
Total unallocated corporate items	(259)	(231)	(528)	(465)
Total operating loss from continuing operations	$(98)	$(46)	$(212)	$(123)

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

Small Business: This segment includes the following offerings, which target small businesses and the accounting professionals who serve them.

•	QuickBooks financial and business management online services and desktop software, payroll and employee management solutions, and payment processing solutions.

•	Demandforce online marketing and customer communication solutions for small businesses.

Consumer: This segment includes two product lines – Consumer Tax and Consumer Ecosystem – both of which target consumers.

•	Consumer Tax includes TurboTax income tax preparation products and services.

•	Consumer Ecosystem includes our personal finance offerings, Quicken, Mint, and Mint Bills (formerly known as Check).

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

Our Growth Strategy
Based on our assessment of key technology and demographic trends – an increasingly borderless world, the prevalence of mobile devices, and the scalability of the cloud – we see significant opportunities to drive future growth by continuing to solve the unmet needs of small businesses, consumers, and accounting professionals. Our evolving growth strategy includes three key elements:

•
Focus on the product – we call it “Delivering awesome product experiences.” Computing devices are moving to the palm of our hands in the form of tablets and smart phones. Our TurboTax solutions, for example, let customers prepare and file their entire tax returns online, via tablet, mobile phone, or desktop computer. We also believe that a key factor in growing our customer base is delivering an amazing first-use experience so our customers can get the value they expect from our offerings as quickly and easily as possible.

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

The IRS began accepting 2014 federal income tax returns on January 20, 2015, several days before the end of our second fiscal quarter. In fiscal 2014 the Internal Revenue Service did not begin accepting 2013 federal income tax returns until January 31, 2014, the last day of our second fiscal quarter. We believe that some consumers delayed purchasing tax software and filing their federal returns in fiscal 2014 as a result of the later start to the 2013 tax filing season.
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
During the early part of this tax season, we and some states saw an increase in suspicious filings and attempts by criminals using stolen identity information to file fraudulent state tax returns and claim refunds. While we continued to work with state governments to identify the source of the fraudulent activity and to implement additional security measures, in early February 2015 we and certain states took the precautionary step of suspending the electronic filing of state tax returns for a short period of time. While our recent financial performance has not been adversely impacted by the actions we have taken to combat fraud, we have experienced negative publicity associated with such fraudulent activity and there can be no assurance that our financial performance for the balance of our third fiscal quarter and subsequent quarters will not be adversely impacted.
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
Total net revenue for the first six months of fiscal 2015 was $1.5 billion, an increase of 5% compared with the same period of fiscal 2014. Total net revenue growth was affected by the change to our desktop software offerings described in “Industry Trends and Seasonality” above. Our Consumer segment was the key driver of higher revenue in the first six months of fiscal 2015, growing 26% compared with the same period a year ago. Consumer segment revenue was higher in the fiscal 2015 period because the IRS began accepting federal income tax returns on January 20, 2015, several days before the end of our second fiscal quarter. In comparison, in the previous year the IRS began accepting federal income tax returns on January 31, 2014, the last day of our second fiscal quarter. We believe the later start to the fiscal 2014 tax filing season had the effect of delaying some consumer purchases of tax software and filing of federal returns. In addition, while we were able to process all of the income tax returns we received during the second quarter of fiscal 2015 during that quarter, we were unable to process all of the state income tax returns we received during the second quarter of fiscal 2014 on the last day of that quarter. As a result, we deferred recognizing approximately $40 million in Consumer Tax revenue from the second quarter of fiscal 2014 to the third quarter of fiscal 2014.
Operating loss from continuing operations for the first six months of fiscal 2015 was $212 million, an increase of 72% compared with the same period of fiscal 2014. Our operating loss was higher in fiscal 2015 due to the impact of the change to our desktop software offerings on fiscal 2015 revenue and due to higher expenses for staffing, advertising and other marketing programs, and share-based compensation.

Net loss from continuing operations for the first six months of fiscal 2015 was $150 million, an increase of 60% compared with the same period of fiscal 2014 due to the higher operating loss, partially offset by a higher effective tax rate in the fiscal 2015 period. Basic and diluted net loss per share from continuing operations for the first six months of fiscal 2015 increased 61% to $0.53, in line with the increase in the net loss for that period.
We ended the first six months of fiscal 2015 with cash, cash equivalents and investments totaling $1.4 billion. During the first six months of fiscal 2015 we generated cash from operations, net sales of investments, and the issuance of common stock under employee stock plans. During the same period we used cash for the repurchase of shares of our common stock under our stock repurchase programs, the payment of cash dividends, and capital expenditures. At January 31, 2015, we had authorization from our Board of Directors to expend up to an additional $1.2 billion for stock repurchases through August 19, 2017.

Critical Accounting Policies and Estimates
In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant impact on our net revenue, operating income or loss, and net income or loss, as well as on the value of certain assets and liabilities on our balance sheet. We believe that the estimates, assumptions and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2014 have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. Except for the changes to our policy for recognizing product revenue described in “Executive Overview – Industry Trends and Seasonality” earlier in this Item 2, we believe that there were no significant changes in those critical accounting policies and estimates during the first six months of fiscal 2015. Senior management has reviewed the development and selection of our critical accounting policies and estimates and their disclosure in this Quarterly Report on Form 10-Q with the Audit and Risk Committee of our Board of Directors.

Results of Operations
Financial Overview

(Dollars in millions, except per share amounts)	Q2 FY15	Q2 FY14	$ Change	% Change	YTD Q2 FY15	YTD Q2 FY14	$ Change	% Change
Total net revenue	$808	$782	$26	3%	$1,480	$1,404	$76	5%
Operating loss from continuing operations	(98)	(46)	(52)	113%	(212)	(123)	(89)	72%
Net loss from continuing operations	(66)	(37)	(29)	78%	(150)	(94)	(56)	60%
Basic and diluted net loss per share from continuing operations	$(0.23)	$(0.13)	$(0.10)	77%	$(0.53)	$(0.33)	$(0.20)	61%
Current Fiscal Quarter
Total net revenue increased $26 million or 3% in the second quarter of fiscal 2015 compared with the same quarter of fiscal 2014. Total net revenue growth was affected by the change to our desktop software offerings described in “Industry Trends and Seasonality” above. Small Business segment revenue decreased 1% compared with the same period a year ago due to the impact of this change on our QuickBooks desktop offerings, which more than offset QuickBooks Online revenue growth. The change to our desktop software offerings also impacted our Professional Tax segment, whose revenue decreased 69% compared with the same period a year ago. Revenue in our Consumer segment increased 30% in the second quarter of fiscal 2015. Consumer segment revenue was higher in the fiscal 2015 period because the IRS began accepting federal income tax returns on January 20, 2015, several days before the end of our second fiscal quarter. In comparison, in the previous year the IRS began accepting federal income tax returns on January 31, 2014, the last day of our second fiscal quarter. We believe the later start to the fiscal 2014 tax filing season had the effect of delaying some consumer purchases of tax software and filing of federal returns. In addition, while we were able to process all of the income tax returns we received during the second quarter of fiscal 2015 during that quarter, we were unable to process all of the state income tax returns we received during the second quarter of fiscal 2014 on the last day of that quarter. As a result, we deferred recognizing approximately $40 million in Consumer Tax revenue from the second quarter of fiscal 2014 to the third quarter of fiscal 2014. See “Segment Results” later in this Item 2 for more information about the results for all of our reportable segments.
Operating loss from continuing operations increased 113% in the second quarter of fiscal 2015 compared with the same quarter of fiscal 2014. Our operating loss was higher in fiscal 2015 due to the impact of the change to our desktop software offerings on fiscal 2015 revenue and due to higher expenses for staffing, advertising and other marketing programs, and share-based compensation. See “Operating Expenses” later in this Item 2 for more information.
Net loss from continuing operations increased 78% in the second quarter of fiscal 2015 compared with the same quarter of fiscal 2014 due to the higher operating loss, partially offset by a higher effective tax rate in the fiscal 2015 period. See "Non-Operating Income and Expenses – Income Taxes" later in this Item 2 for more information. Basic and diluted net loss per share from continuing operations for the second quarter of fiscal 2015 increased 77% to $0.23, in line with the increase in the net loss for that period.
Fiscal Year to Date
Total net revenue for the first six months of fiscal 2015 increased $76 million or 5% compared with the same period of fiscal 2014. Total net revenue growth was affected by the change to our desktop software offerings described in “Industry Trends and Seasonality” above. Small Business segment revenue grew 2% compared with the same period a year ago due to growth in Quickbooks Online revenue, which was partially offset by the impact of the change to our QuickBooks desktop offerings. The change to our desktop software offerings also impacted our Professional Tax segment, whose revenue decreased 21% compared with the same period a year ago. Revenue in our Consumer segment increased 26% in the first six months of fiscal 2015 for the reasons described in "Current Fiscal Quarter" immediately above. See “Segment Results” later in this Item 2 for more information about the results for all of our reportable segments.
Operating loss from continuing operations increased 72% for the first six months of fiscal 2015 compared with the same period of fiscal 2014. Our operating loss was higher in fiscal 2015 due to the impact of the change to our desktop software offerings on fiscal 2015 revenue and due to higher expenses for staffing, advertising and other marketing programs, and share-based compensation. See “Operating Expenses” later in this Item 2 for more information.
Net loss from continuing operations increased 60% for the first six months of fiscal 2015 compared with the same period of fiscal 2014 due to the higher operating loss, partially offset by a higher effective tax rate in the fiscal 2015 period. See "Non-Operating Income and Expenses – Income Taxes" later in this Item 2 for more information. Basic and diluted net loss per share from continuing operations for the first six months of fiscal 2015 increased 61% to $0.53, in line with the increase in the net loss for that period.
Segment Results
The information below is organized in accordance with our three reportable segments. See “Executive Overview – About Intuit” earlier in this Item 2 and Note 10 to the financial statements in Part I, Item 1 of this Quarterly Report for more information. All of our segments operate primarily in the United States and sell primarily to customers in the United States. International total net revenue was less than 6% of consolidated total net revenue for all periods presented.
Segment operating income or loss is segment net revenue less segment cost of revenue and operating expenses. See “Executive Overview – Industry Trends and Seasonality” earlier in this Item 2 for a description of the seasonality of our business. Segment expenses do not include certain costs, such as corporate selling and marketing, product development, and general and administrative expenses and share-based compensation expenses, which are not allocated to specific segments. These unallocated costs totaled $497 million in the first six months of fiscal 2015 and $444 million in the first six months of fiscal 2014. Unallocated costs increased in the fiscal 2015 period due to increases in corporate product development and selling and marketing expenses in support of the growth of our businesses and to higher share-based compensation expenses. Segment expenses also do not include amortization of acquired technology, amortization of other acquired intangible assets, and goodwill and intangible asset impairment charges. See Note 10 to the financial statements in Part I, Item 1 of this Quarterly Report for reconciliations of total segment operating income or loss to consolidated operating income or loss for each fiscal period presented.
We calculate revenue growth rates and segment operating margin figures using dollars in thousands. Those results may vary from figures calculated using the dollars in millions presented below.

Small Business

(Dollars in millions)	Q2 FY15	Q2 FY14	% Change	YTD Q2 FY15	YTD Q2 FY14	% Change
Product revenue	$180	$221	(18)%	$367	$413	(11)%
Service and other revenue	373	339	10%	734	667	10%
Total segment revenue	$553	$560	(1)%	$1,101	$1,080	2%
% of total revenue	69%	72%		75%	77%

Segment operating income	$172	$197	(13)%	$364	$387	(6)%
% of related revenue	31%	35%		33%	36%
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
Small Business segment total net revenue decreased $7 million or 1% in the second quarter of fiscal 2015 compared with the same quarter of fiscal 2014 due to the impact of the change to our QuickBooks desktop offerings described in “Industry Trends and Seasonality” above, which more than offset QuickBooks Online revenue growth. Small Business Online Ecosystem revenue grew 26%, driven by customer acquisition. QuickBooks Online customers grew 50% and online payroll customers grew 23%. Active online payments customers grew 3% and online payments charge volume grew 20%. In our Small Business Desktop Ecosystem revenue declined 10%. QuickBooks desktop unit sales were 26% lower as we continued to emphasize QuickBooks Online while QuickBooks Enterprise Solutions revenue grew 31%.
Small Business segment total net revenue increased $21 million or 2% in the first six months of fiscal 2015 compared with the same period of fiscal 2014 due to growth in Quickbooks Online revenue, which was partially offset by the impact of the change to our QuickBooks desktop offerings described in “Industry Trends and Seasonality” above. Small Business Online Ecosystem revenue grew 28%, driven by customer acquisition. QuickBooks Online customers grew 50% and online payroll customers grew 23%. Active online payments customers grew 3% and online payments charge volume grew 21%. In our Small Business Desktop Ecosystem revenue declined 7%. QuickBooks desktop unit sales were 25% lower as we continued to emphasize QuickBooks Online while QuickBooks Enterprise Solutions revenue grew 30%.
Small Business segment operating income as a percentage of related revenue decreased in the second quarter and first six months of fiscal 2015 compared with the same periods of fiscal 2014. These decreases were due to the impact on segment revenue of the changes to our desktop software offerings and to a lesser extent to higher segment operating expenses for outside services and advertising and other marketing programs.

Consumer

(Dollars in millions)	Q2 FY15	Q2 FY14	% Change	YTD Q2 FY15	YTD Q2 FY14	% Change
Product revenue	$9	$33	(73)%	$25	$52	(52)%
Service and other revenue	235	154	52%	307	212	45%
Total segment revenue	$244	$187	30%	$332	$264	26%
% of total revenue	30%	24%		22%	19%

Segment operating income (loss)	$26	$(3)	NM	$(8)	$(27)	(71)%
% of related revenue	11%	(2)%		(2)%	(11)%
NM = Not meaningful.
Our Consumer segment includes our Consumer Tax and Consumer Ecosystem product lines. Consumer Tax service and other revenue is derived primarily from TurboTax Online tax return preparation services and electronic tax filing services.
Consumer Tax product revenue is derived primarily from TurboTax desktop tax return preparation software. Consumer Ecosystem product revenue is derived primarily from Quicken desktop personal finance software products. Consumer Ecosystem service and other revenue is derived primarily from mobile and online consumer finance offerings as well as from online lead generation fees from our Mint personal finance offerings. Due to the seasonal nature of our Consumer Tax business, we will not have substantially complete results for the 2014 tax season until the third quarter of fiscal 2015.
Within the Consumer segment, revenue for our Consumer Tax product line increased 50% in the first six months of fiscal 2015 compared with the same period of fiscal 2014. Consumer segment revenue was higher in the fiscal 2015 period because the IRS began accepting federal income tax returns on January 20, 2015, several days before the end of our second fiscal quarter. In comparison, in the previous year the IRS began accepting federal income tax returns on January 31, 2014, the last day of our second fiscal quarter. We believe the later start to the fiscal 2014 tax filing season had the effect of delaying some consumer purchases of tax software and filing of federal returns. In addition, while we were able to process all of the income tax returns we received during the second quarter of fiscal 2015 during that quarter, we were unable to process all of the state income tax returns we received during the second quarter of fiscal 2014 on the last day of that quarter. As a result, we deferred recognizing approximately $40 million in Consumer Tax revenue from the second quarter of fiscal 2014 to the third quarter of fiscal 2014.
Revenue for our Consumer Ecosystem product line declined 26% in the first six months of fiscal 2015 compared with the same period of fiscal 2014. Quicken revenue was lower due to the change to our desktop software offerings described in Executive Overview – Industry Trends and Seasonality” above.
We recorded a smaller operating loss in our Consumer segment for the first six months of fiscal 2015 compared with the same period of fiscal 2014 due to the overall increase in Consumer revenue described above, partially offset by higher expenses for staffing and advertising and other marketing programs.
Professional Tax

(Dollars in millions)	Q2 FY15	Q2 FY14	% Change	YTD Q2 FY15	YTD Q2 FY14	% Change
Product revenue	$9	$33	(72)%	$39	$51	(23)%
Service and other revenue	2	2	—%	8	9	(9)%
Total segment revenue	$11	$35	(69)%	$47	$60	(21)%
% of total revenue	1%	4%		3%	4%

Segment operating loss	$(37)	$(9)	337%	$(40)	$(18)	134%
% of related revenue	(346)%	(25)%		(86)%	(29)%
Professional Tax segment product revenue is derived primarily from ProSeries and Lacerte professional tax preparation software products. Professional Tax service and other revenue is derived primarily from Intuit Tax Online tax return preparation services, electronic tax filing services, bank product transmission services, and training services. Due to the seasonal nature of our Professional Tax business, we will not have substantially complete results for the 2014 tax season until the third quarter of fiscal 2015.

Professional Tax total net revenue decreased $13 million or 21% in the first six months of fiscal 2015 compared with the same period of fiscal 2014 because of the change to our desktop software offerings described in “Industry Trends and Seasonality” above. Professional Tax operating loss as a percentage of related revenue increased in the first six months of fiscal 2015 compared with the same period of fiscal 2014 as a result of this revenue decrease and to a lesser extent to higher segment operating costs and expenses.
Cost of Revenue

(Dollars in millions)	Q2 FY15	% of Related Revenue	Q2 FY14	% of Related Revenue	YTD Q2 FY15	% of Related Revenue	YTD Q2 FY14	% of Related Revenue
Cost of product revenue	$44	22%	$45	16%	$78	18%	$74	14%
Cost of service and other revenue	153	25%	125	25%	284	27%	233	26%
Amortization of acquired technology	9	n/a	6	n/a	19	n/a	12	n/a
Total cost of revenue	$206	25%	$176	23%	$381	26%	$319	23%
Cost of product revenue as a percentage of product revenue increased in the second quarter and first six months of fiscal 2015 compared with the same period of fiscal 2014 due to the deferral of QuickBooks, Quicken, and Professional Tax revenue described in “Executive Overview – Industry Trends and Seasonality” earlier in this Item 2. We expense costs of product revenue as they are incurred for delivered software and we do not defer any of these costs when product revenue is deferred.
Operating Expenses

(Dollars in millions)	Q2 FY15	% of Total Net Revenue	Q2 FY14	% of Total Net Revenue	YTD Q2 FY15	% of Total Net Revenue	YTD Q2 FY14	% of Total Net Revenue
Selling and marketing	$376	46%	$352	45%	$657	44%	$610	43%
Research and development	200	25%	186	24%	400	27%	362	26%
General and administrative	118	15%	109	14%	242	16%	227	16%
Amortization of other acquired intangible assets	6	1%	5	—%	12	1%	9	1%
Total operating expenses	$700	87%	$652	83%	$1,311	88%	$1,208	86%
Current Fiscal Quarter
Total operating expenses as a percentage of total net revenue increased to 87% in the second quarter of fiscal 2015 from 83% in the same quarter of fiscal 2014. Total net revenue for the second quarter of fiscal 2015 increased $26 million or 3% and total operating expenses for that quarter increased $48 million. Total net revenue growth was affected by the change to our desktop software offerings described in “Executive Overview – Industry Trends and Seasonality” earlier in this Item 2. Staffing expenses increased about $25 million due to higher headcount. Operating expenses also increased about $15 million for advertising and other marketing programs and about $9 million for share-based compensation expenses. Share-based compensation expenses increased due to our assumption of certain equity awards in connection with business combinations that were completed in fiscal 2014. Share-based compensation expenses have also been increasing over time because the market price of our common stock has generally been increasing.
Fiscal Year to Date
Total operating expenses as a percentage of total net revenue increased to 88% in the first six months of fiscal 2015 from 86% in the same period of fiscal 2014. Total net revenue for the first six months of fiscal 2015 increased $76 million or 5% and total operating expenses for that period increased $103 million. Total net revenue growth was affected by the change to our desktop software offerings described in “Executive Overview – Industry Trends and Seasonality” earlier in this Item 2. Staffing expenses increased about $45 million due to higher headcount. Operating expenses also increased about $23 million for advertising and other marketing programs and about $23 million for share-based compensation expenses. Share-based compensation expenses increased due to our assumption of certain equity awards in connection with business combinations that were completed in fiscal 2014. Share-based compensation expenses have also been increasing over time because the market price of our common stock has generally been increasing.
Non-Operating Income and Expenses
Interest Expense
Interest expense of $14 million for the first six months of fiscal 2015 and $16 million for the first six months of fiscal 2014 consisted primarily of interest on senior notes that we issued in March 2007. See Note 6 to the financial statements in Part I, Item 1 of this Quarterly Report for more information.
Interest and Other Income, Net

	Three Months Ended		Six Months Ended
(In millions)	January 31, 2015	January 31, 2014	January 31, 2015	January 31, 2014
Interest income	$2	$1	$4	$2
Net gain on executive deferred compensation plan assets	—	—	1	3
Other	—	(1)	(3)	—
Total interest and other income, net	$2	$—	$2	$5
Interest and other income, net consists primarily of interest income and net gains on executive deferred compensation plan assets. Higher average invested balances and slightly higher average interest rates resulted in higher interest income in the second quarter and first six months of fiscal 2015 compared with the same periods of fiscal 2014. In accordance with authoritative guidance, we record gains and losses associated with executive deferred compensation plan assets in interest and other income and gains and losses associated with the related liabilities in operating expenses. The total amounts recorded in operating expenses for each period are approximately equal to the total amounts recorded in interest and other income in those periods.
Income Taxes
We compute our provision for or benefit from income taxes by applying the estimated annual effective tax rate to income or loss from recurring operations and adding the effects of any discrete income tax items specific to the period.
In December 2014 the Tax Increase Prevention Act of 2014 was signed into law. The Act includes a reinstatement of the federal research and experimentation credit through December 31, 2014 that was retroactive to January 1, 2014. We recorded a discrete tax benefit of approximately $11 million for the retroactive effect during the three and six months ended January 31, 2015.
Our effective tax rates for the second quarter and first six months of fiscal 2015 were approximately 36% and 33%. Excluding discrete tax items primarily related to the reinstatement of the federal research and experimentation credit, as well as including the effects of losses in certain jurisdictions where we do not recognize a tax benefit, our effective tax rate for those periods was approximately 36% and did not differ significantly from the federal statutory rate of 35%.
Our effective tax rates for the second quarter and first six months of fiscal 2014 were approximately 31% and 30%. Excluding the impact of discrete tax items primarily related to share-based compensation, our effective tax rate for those periods was approximately 34% and did not differ significantly from the federal statutory rate of 35%. See Note 7 to the financial statements in Part I, Item 1 of this Quarterly Report for more information.
Discontinued Operations
We sold our Intuit Financial Services (IFS) business in August 2013 for approximately $1.025 billion in cash and recorded a $44 million pre-tax gain on disposal that was partially offset by a related income tax provision of approximately $8 million, resulting in a net gain on disposal of approximately $36 million in the first quarter of fiscal 2014. We also sold our Intuit Health business in August 2013 for cash consideration that was not significant and recorded a $4 million pre-tax loss on disposal that was more than offset by a related income tax benefit of approximately $14 million, resulting in a net gain on disposal of approximately $10 million in the first quarter of fiscal 2014. We have reclassified our statements of operations for all periods presented to reflect these two businesses as discontinued operations. See Note 4 to the financial statements in Part I, Item 1 of this Quarterly Report for more information.

Liquidity and Capital Resources
Overview
At January 31, 2015, our cash, cash equivalents and investments totaled $1.4 billion, a decrease of $547 million from July 31, 2014 due to the factors discussed under “Statements of Cash Flows” below. Our primary source of liquidity has been cash from operations, which entails the collection of accounts receivable for products and services. Our primary uses of cash have been for research and development programs, selling and marketing activities, capital projects, acquisitions of businesses, debt service costs, repurchases of our common stock under our stock repurchase programs, and the payment of cash dividends. As discussed in “Executive Overview – Industry Trends and Seasonality” earlier in this Item 2, our business is subject to significant seasonality. The balance of our cash, cash equivalents, and investments generally fluctuates with that seasonal pattern. We believe the seasonality of our business is likely to continue in the future.
The following table summarizes selected measures of our liquidity and capital resources at the dates indicated:

(Dollars in millions)	January 31, 2015	July 31, 2014	$ Change	% Change
Cash, cash equivalents, and investments	$1,367	$1,914	$(547)	(29)%
Long-term investments	35	31	4	13%
Long-term debt	499	499	—	—%
Working capital	469	1,200	(731)	(61)%
Ratio of current assets to current liabilities	1.2 : 1	1.8 : 1
We have historically generated significant cash from operations and we expect to continue to do so during fiscal 2015. Since our operations are primarily domestic, approximately 89% of our cash, cash equivalents and investments at January 31, 2015 were located in the U.S. and none of those funds were restricted. Our only significant debt consists of $500 million in senior unsecured notes due in March 2017. We also have an unused $500 million unsecured revolving line of credit facility available to us for general corporate purposes, including future acquisitions.
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
Statements of Cash Flows
The following table summarizes selected items from our statements of cash flows for the first six months of fiscal 2015 and fiscal 2014. See the financial statements in Part I, Item 1 of this Quarterly Report for complete statements of cash flows for those periods.

	Six Months Ended
(Dollars in millions)	January 31, 2015	January 31, 2014	$ Change
Net cash provided by (used in):
Operating activities	$247	$142	$105
Investing activities	(35)	828	(863)
Financing activities	(558)	(1,345)	787
Effect of exchange rate changes on cash	(21)	(9)	(12)
Total decrease in cash and cash equivalents	$(367)	$(384)	$17

During the first six months of fiscal 2015 we generated cash from operations, net sales of investments, and the issuance of common stock under employee stock plans. During the same period we used cash for the repurchase of shares of our common stock under our stock repurchase programs, for the payment of cash dividends, and for capital expenditures.
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
Stock Repurchase Programs, Treasury Shares, and Dividends on Common Stock
As described in Note 8 to the financial statements in Part I, Item 1 of this Quarterly Report, during the first six months of fiscal 2015 we continued to repurchase shares of our common stock under repurchase programs that our Board of Directors has authorized. At January 31, 2015, we had authorization from our Board of Directors to expend up to an additional $1.2 billion for stock repurchases through August 19, 2017. We currently expect to continue repurchasing our common stock on a quarterly basis; however, future stock repurchases under the current program are at the discretion of management, and authorization of future stock repurchase programs is subject to the final determination of our Board of Directors.
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
During the first six months of fiscal 2015 we also continued to pay quarterly cash dividends on shares of our outstanding common stock. In February 2015 our Board of Directors declared a quarterly cash dividend of $0.25 per share of outstanding common stock payable on April 20, 2015 to stockholders of record at the close of business on April 10, 2015. We currently expect to continue paying comparable cash dividends on a quarterly basis; however, future declarations of dividends and the establishment of future record dates and payment dates are subject to the final determination of our Board of Directors.
Unsecured Revolving Credit Facility
On February 17, 2012 we entered into an agreement with certain institutional lenders for a $500 million unsecured revolving credit facility that will expire on February 17, 2017. See Note 5 to the financial statements in Part I, Item 1 of this Quarterly Report for a description of the key terms of this agreement, including the covenants. We remained in compliance with those covenants at all times during the quarter ended January 31, 2015. We may use amounts borrowed under this credit facility for general corporate purposes, including future acquisitions. To date we have not borrowed under the credit facility. We monitor counterparty risk associated with the institutional lenders that are providing the credit facility. We currently believe that the credit facility will be available to us should we choose to borrow under it.
Cash Held by Foreign Subsidiaries
Our cash, cash equivalents, and investments totaled $1.4 billion at January 31, 2015. Of this amount, approximately 11% was held by our foreign subsidiaries and subject to repatriation tax considerations. These foreign funds were located primarily in Canada, India, and the United Kingdom. We intend to permanently reinvest a significant portion of our earnings from foreign operations, and we currently do not anticipate that we will need funds generated from foreign operations to fund our domestic operations. In the event that funds from foreign operations are needed to fund operations in the United States, if U.S. taxes have not been previously provided on the related earnings we would provide for and pay additional U.S. taxes at the time we change our intention with regard to the reinvestment of those earnings.

Off-Balance Sheet Arrangements
At January 31, 2015, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations
We presented our contractual obligations at July 31, 2014 in our Annual Report on Form 10-K for the fiscal year then ended. There were no significant changes in those obligations during the first six months of fiscal 2015.

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
Interest Rate Risk
Our cash equivalents and investments are subject to market risk due to changes in interest rates. Interest rate movements affect the interest income we earn on cash equivalents and investments and the fair value of those investments. If the Federal Reserve Target Rate had increased by 25 basis points from the level of January 31, 2015, the value of our investments at that date would have decreased by approximately $3 million. If the Federal Reserve Target Rate had increased by 100 basis points from the level of January 31, 2015, the value of our investments at that date would have decreased by approximately $11 million.
We are also exposed to the impact of changes in interest rates as they affect our $500 million revolving credit facility. Advances under the credit facility accrue interest at rates that are equal to JP Morgan's alternate base rate plus a margin that ranges from 0.0% to 0.5% or the London InterBank Offered Rate (LIBOR) plus a margin that ranges from 0.9% to 1.5%, in both cases based on our senior debt credit ratings. Consequently, our interest expense would fluctuate with changes in the general level of these interest rates if we were to borrow any amounts under the credit facility. At January 31, 2015, no amounts were outstanding under the credit facility.
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
Since we translate foreign currencies (primarily Canadian dollars, Indian rupees, and British pounds) into U.S. dollars for financial reporting purposes, currency fluctuations can have an impact on our financial results. The historical impact of currency fluctuations on our financial results has generally been immaterial. We believe that our exposure to currency exchange fluctuation risk is not significant primarily because our global subsidiaries invoice customers and satisfy their financial obligations almost exclusively in their local currencies. Although the impact of currency fluctuations on our financial results has generally been immaterial in the past and we believe that for the reasons cited above currency fluctuations will not be significant in the future, the impact of currency fluctuations could be material in the future. As of January 31, 2015, we did not engage in foreign currency hedging activities.

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

•	our expectation that we will continue to invest significant resources in our product development, marketing and sales capabilities in the future;

•	our expectation that we will continue to invest significant management attention and resources in our information technology infrastructure and in our privacy and security capabilities;

•	our expectation that we will be able to protect our customers’ data and prevent third parties from using stolen customer information to perpetrate fraud in our tax and other offerings;

•	our expectation that we will continue to generate significant cash from operations in the future;

•	our expectation that connected services revenue as a percentage of our total revenue will continue to grow in the future;

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

We host, collect, use and retain large amounts of sensitive and personal customer information and data, including credit card numbers, tax return information, bank account numbers and passwords, personal and business financial data and transactions, social security numbers, healthcare information and payroll information. In addition, we collect and maintain sensitive and personal information of our employees in the ordinary course of our business. The volume of sensitive and personal information that we collect has been increasing and will continue to increase as we further transition our businesses to connected services. We and our vendors use commercially available security technologies to protect this information and data, and we also use security and business controls to limit access to and use of such sensitive and personal customer information and data. However, such measures cannot provide absolute security, and we have experienced instances in the past where criminals, using stolen identity information obtained outside of our systems, have gained unauthorized and illegal access to our customers’ data, and we may experience additional instances of unauthorized and illegal access to our systems using our customers’ stolen identity information in the future.  The security measures that we implement may not be able to prevent access to our systems from unauthorized users who have fraudulently obtained our customers' personal information. In addition, because the techniques used to obtain unauthorized access change frequently and may be difficult to detect for long periods of time, we may be unable to anticipate these techniques or implement adequate preventive measures. A major breach of our security measures or those of third parties that provide hosting services or have access to our sensitive and personal customer information may have serious negative consequences for our businesses, including possible fines, penalties and damages, reduced customer demand for our services, material harm to our reputation and brands, further regulation and oversight by federal or state agencies, and loss of our ability to provide financial transaction services or accept and process customer credit card orders or tax returns.

From time to time, we detect, or receive notices from customers or public or private agencies that they have detected, vulnerabilities in our servers, our software or third-party software components that are distributed with our products or fraudulent activity by unauthorized persons utilizing our products with stolen customer identity information. The existence of such vulnerabilities or fraudulent activity, even if they do not result in a security breach, may undermine customer confidence as well as the confidence of government agencies that we rely on to ensure that we can implement our offerings and require substantial resources to address, and we may not be able to discover or remediate such security vulnerabilities before they are exploited. In addition, our technologies, systems, and networks and our customers' devices have been subject to, and are likely to continue to be the target of, cyber attacks, computer viruses, worms, phishing attacks, malicious software programs and other information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of our customers' sensitive and personal information and data, or otherwise disrupt our or our customers' or other third parties' business operations. Although this is an industry-wide problem that affects software across platforms, it is increasingly affecting our offerings because cybercriminals tend to focus their efforts on well-known offerings that are popular among customers, and we expect them to continue to do so. If these cybercriminals are able to circumvent our security measures, or if we are unable to detect an intrusion into our systems and contain such intrusion in a reasonable amount of time, our customers' sensitive and personal information and data may be compromised.

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
If we are unable to effectively combat the increasing amount and sophistication of fraudulent activities by third parties using our offerings, we may lose the confidence of our customers and government agencies and our revenues and earnings may be harmed.
The online tax preparation, payroll administration and online payments industries have been experiencing an increasing amount of fraudulent activities by third parties, and those fraudulent activities are becoming increasingly sophisticated. Although we do not believe that any of this activity is uniquely targeted at our products or business, this type of fraudulent activity may adversely impact our consumer tax, payroll, and payments businesses. In addition to any direct damages and potential fines that may result from such fraud, which may be substantial, a loss of confidence by our customers or by governmental agencies in our ability to prevent fraudulent activity that is perpetrated through our offerings may seriously harm our business and damage our brand. If we cannot adequately combat such fraudulent activity that is perpetrated through our tax offerings, state or federal tax authorities may refuse to allow us to continue to process our customers’ tax returns electronically, resulting in a significant adverse impact on our earnings and revenue. As fraudulent activities become more pervasive and increasingly sophisticated, and fraud detection and prevention measures must become correspondingly more complex to combat them across the various industries in which we operate, we may implement risk control mechanisms that could make it more difficult for legitimate customers to obtain and use our products, which could result in lost revenue and negatively impact our earnings.

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
Our acquisitions have resulted in significant expenses, including amortization and impairment of acquired technology and other acquired intangible assets, and impairment of goodwill. Total costs and expenses in these categories were approximately $46 million in fiscal 2014, $99 million in fiscal 2013, and $33 million in fiscal 2012. Although under current accounting rules goodwill is not amortized, we may incur impairment charges related to the goodwill already recorded and to goodwill arising out of future acquisitions. We test the impairment of goodwill annually in our fourth fiscal quarter or more frequently if indicators of impairment arise. The timing of the formal annual test may result in charges to our statement of operations in our fourth fiscal quarter that may not have been reasonably foreseen in prior periods. The total costs and expenses for fiscal 2013 included goodwill and intangible asset impairment charges of $46 million that reduced the carrying value of our Intuit Health goodwill and intangible assets to zero. We completed the sale of that business in the first quarter of fiscal 2014. At January 31, 2015, we had $1.7 billion in goodwill and $187 million in net acquired intangible assets on our balance sheet, both of which may be subject to impairment charges in the future. New acquisitions, and any impairment of the value of acquired intangible assets, may have a significant negative impact on our future financial results.
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

ITEM 2
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In connection with our purchase of all the outstanding shares of Acrede Technology Group Holdings Limited (“Acrede”) on December 19, 2014, we issued 157,591 shares of our common stock to one of the equity holders of Acrede. The shares of our common stock were unregistered and issued pursuant to Section 4(2) of the Securities Act of 1933, as amended. The Intuit common stock issued at the closing of the acquisition had an aggregate value of approximately $14.8 million and was subject to certain vesting restrictions tied to employment.
In connection with our purchase of all the outstanding shares of ZeroPaper Serviços de Informática S/A (“ZeroPaper”) on January 16, 2015, we issued 36,055 shares of our common stock to certain equity holders of ZeroPaper. The shares of our common stock were unregistered and issued pursuant to Section 4(2) of the Securities Act of 1933, as amended. The Intuit common stock issued at the closing of the acquisition had an aggregate value of approximately $3.1 million and was subject to certain vesting restrictions tied to employment.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS
Stock repurchase activity during the three months ended January 31, 2015 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans
November 1, 2014 through November 30, 2014	500	$88.02	500	$1,756,521,928
December 1, 2014 through December 31, 2014	2,167,346	$93.03	2,167,346	$1,554,903,049
January 1, 2015 through January 31, 2015	3,986,600	$88.51	3,986,600	$1,202,038,517
Total	6,154,446	$90.10	6,154,446
Note: All of the shares purchased as part of publicly announced plans during the three months ended January 31, 2015 were purchased under a plan we announced on August 19, 2013 under which we were authorized to repurchase up to $2 billion of our common stock from time to time over a four-year period ending on August 19, 2017. At January 31, 2015, authorization from our Board of Directors to expend up to $1.2 billion remained available under that plan.

ITEM 6
EXHIBITS
See the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTUIT INC. (Registrant)
Date:	February 19, 2015	By:	/s/ R. NEIL WILLIAMS
R. Neil Williams
Senior Vice President and Chief Financial Officer (Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference

10.01+	Acrede Technology Group Holdings Limited 2014 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 of Form S-8 (File No. 333 -201426) filed on January 9, 2015)		X

10.02+
Intuit Inc. Amended and Restated Employee Stock Purchase Plan, as amended through January 22, 2015 (incorporated by reference to Exhibit 99.01 of Form S-8 (File No.  333-201671) filed on January 23, 2015)

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