Form 10-Q
period 2015-04-30
INTUIT INC
filed 2015-05-22
CIK 896878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 30, 2015
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 275,668,858 shares of Common Stock, $0.01 par value, were outstanding at May 18, 2015.

INTUIT INC.
FORM 10-Q

Intuit, the Intuit logo, QuickBooks, TurboTax, Lacerte, ProSeries, Quicken, and Mint, among others, are registered trademarks and/or registered service marks of Intuit Inc., or one of its subsidiaries, in the United States and other countries. Other parties’ marks are the property of their respective owners.

PART I
ITEM 1
FINANCIAL STATEMENTS

INTUIT INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
(In millions, except per share amounts)	April 30, 2015	April 30, 2014	April 30, 2015	April 30, 2014
Net revenue:
Product	$447	$735	$878	$1,251
Service and other	1,747	1,653	2,796	2,541
Total net revenue	2,194	2,388	3,674	3,792
Costs and expenses:
Cost of revenue:
Cost of product revenue	35	34	113	108
Cost of service and other revenue	173	130	457	363
Amortization of acquired technology	11	6	30	18
Selling and marketing	448	412	1,105	1,022
Research and development	217	186	617	548
General and administrative	135	121	377	348
Amortization of other acquired intangible assets	6	5	18	14
Goodwill impairment charge	263	—	263	—
Total costs and expenses	1,288	894	2,980	2,421
Operating income from continuing operations	906	1,494	694	1,371
Interest expense	(7)	(8)	(21)	(24)
Interest and other income, net	1	3	3	8
Income before income taxes	900	1,489	676	1,355
Income tax provision	399	505	325	465
Net income from continuing operations	501	984	351	890
Net income from discontinued operations	—	—	—	46
Net income	$501	$984	$351	$936

Basic net income per share from continuing operations	$1.81	$3.47	$1.24	$3.12
Basic net income per share from discontinued operations	—	—	—	0.16
Basic net income per share	$1.81	$3.47	$1.24	$3.28
Shares used in basic per share calculations	277	284	282	285

Diluted net income per share from continuing operations	$1.78	$3.39	$1.22	$3.06
Diluted net income per share from discontinued operations	—	—	—	0.16
Diluted net income per share	$1.78	$3.39	$1.22	$3.22
Shares used in diluted per share calculations	282	290	288	291

Cash dividends declared per common share	$0.25	$0.19	$0.75	$0.57
See accompanying notes.

INTUIT INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
(In millions)	April 30, 2015	April 30, 2014	April 30, 2015	April 30, 2014

Net income	$501	$984	$351	$936
Other comprehensive income (loss), net of income taxes:
Unrealized gains on available-for-sale debt securities	—	—	—	2
Unrealized losses on available-for-sale equity securities	—	(1)	—	(5)
Foreign currency translation gains (losses)	2	3	(18)	(5)
Total other comprehensive income (loss), net	2	2	(18)	(8)
Comprehensive income	$503	$986	$333	$928

See accompanying notes.

INTUIT INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions)	April 30, 2015	July 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$1,193	$849
Investments	891	1,065
Accounts receivable, net	210	134
Income taxes receivable	8	35
Deferred income taxes	135	133
Prepaid expenses and other current assets	100	116
Current assets before funds held for customers	2,537	2,332
Funds held for customers	330	289
Total current assets	2,867	2,621
Long-term investments	32	31
Property and equipment, net	671	606
Goodwill	1,432	1,635
Acquired intangible assets, net	183	199
Other assets	110	109
Total assets	$5,295	$5,201
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$286	$161
Accrued compensation and related liabilities	249	278
Deferred revenue	796	526
Income taxes payable	230	6
Other current liabilities	235	161
Current liabilities before customer fund deposits	1,796	1,132
Customer fund deposits	330	289
Total current liabilities	2,126	1,421
Long-term debt	499	499
Long-term deferred revenue	145	10
Other long-term obligations	204	193
Total liabilities	2,974	2,123
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock and additional paid-in capital	3,925	3,561
Treasury stock, at cost	(7,666)	(6,430)
Accumulated other comprehensive loss	(20)	(2)
Retained earnings	6,082	5,949
Total stockholders’ equity	2,321	3,078
Total liabilities and stockholders’ equity	$5,295	$5,201

See accompanying notes.

INTUIT INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

(In millions, except shares in thousands)	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
Balance at July 31, 2014	284,950	$3,561	$(6,430)	$(2)	$5,949	$3,078
Comprehensive income	—	—	—	(18)	351	333
Issuance of stock under employee stock plans	4,431	129	—	—	—	129
Stock repurchases under stock repurchase programs	(13,723)	—	(1,236)	—	—	(1,236)
Dividends and dividend rights declared ($0.75 per share)	—	—	—	—	(218)	(218)
Tax benefit from share-based compensation plans	—	51	—	—	—	51
Share-based compensation expense	—	184	—	—	—	184
Balance at April 30, 2015	275,658	$3,925	$(7,666)	$(20)	$6,082	$2,321

(In millions, except shares in thousands)	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders' Equity
Balance at July 31, 2013	299,503	$3,201	$(4,952)	$20	$5,262	$3,531
Comprehensive income	—	—	—	(8)	936	928
Issuance of stock under employee stock plans	5,267	70	99	—	—	169
Stock repurchases under stock repurchase programs	(20,507)	—	(1,425)	—	—	(1,425)
Dividends and dividend rights declared ($0.57 per share)	—	—	—	—	(165)	(165)
Tax benefit from share-based compensation plans	—	52	—	—	—	52
Share-based compensation expense	—	148	—	—	—	148
Balance at April 30, 2014	284,263	$3,471	$(6,278)	$12	$6,033	$3,238

See accompanying notes.

INTUIT INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
(In millions)	April 30, 2015	April 30, 2014
Cash flows from operating activities:
Net income	$351	$936
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	115	110
Amortization of acquired intangible assets	55	37
Goodwill impairment charge	263	—
Share-based compensation expense	184	148
Pre-tax gain on sale of discontinued operations	—	(40)
Deferred income taxes	(3)	62
Tax benefit from share-based compensation plans	51	52
Excess tax benefit from share-based compensation plans	(51)	(52)
Other	(3)	16
Total adjustments	611	333
Changes in operating assets and liabilities:
Accounts receivable	(76)	(148)
Income taxes receivable	27	60
Prepaid expenses and other assets	18	(18)
Accounts payable	125	56
Accrued compensation and related liabilities	(29)	(18)
Deferred revenue	407	(9)
Income taxes payable	224	275
Other liabilities	64	63
Total changes in operating assets and liabilities	760	261
Net cash provided by operating activities	1,722	1,530
Cash flows from investing activities:
Purchases of available-for-sale debt securities	(785)	(917)
Sales of available-for-sale debt securities	534	218
Maturities of available-for-sale debt securities	406	318
Net change in money market funds and other cash equivalents held to satisfy customer fund obligations	(41)	(38)
Net change in customer fund deposits	41	38
Purchases of property and equipment	(183)	(121)
Acquisitions of businesses, net of cash acquired	(95)	(90)
Proceeds from divestiture of businesses	—	1,025
Other	28	(14)
Net cash provided by (used in) investing activities	(95)	419
Cash flows from financing activities:
Net proceeds from issuance of stock under employee stock plans	129	161
Cash paid for purchases of treasury stock	(1,234)	(1,425)
Dividends and dividend rights paid	(212)	(165)
Excess tax benefit from share-based compensation plans	51	52
Net cash used in financing activities	(1,266)	(1,377)
Effect of exchange rates on cash and cash equivalents	(17)	(7)
Net increase in cash and cash equivalents	344	565
Cash and cash equivalents at beginning of period	849	1,009
Cash and cash equivalents at end of period	$1,193	$1,574
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
These unaudited condensed consolidated financial statements and accompanying notes should be read together with the audited consolidated financial statements in Item 8 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2014. Results for the nine months ended April 30, 2015 do not necessarily indicate the results we expect for the fiscal year ending July 31, 2015 or any other future period.
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
Significant Accounting Policies
We describe our significant accounting policies in Note 1 to the financial statements in Item 8 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2014. See the discussion of changes to our policy for recognizing product revenue below. There have been no other changes to our significant accounting policies during the first nine months of fiscal 2015.
Revenue Recognition - Product Revenue
Prior to fiscal 2015, we recognized revenue from the sale of our packaged software products when legal title transferred. This was generally when our customers downloaded products from the Internet, when we shipped the products or, in the case of certain agreements, when products were delivered to retailers. Beginning in fiscal 2015, we began delivering ongoing releases for our future QuickBooks and Quicken desktop products and for our future Professional Tax solutions. As a result, revenue for these QuickBooks and Quicken offerings will be recognized as services are provided over approximately three years and revenue for our Professional Tax solutions will be recognized as services are provided over the tax year.

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

The following table presents the composition of shares used in the computation of basic and diluted net income per share for the periods indicated.

	Three Months Ended		Nine Months Ended
(In millions, except per share amounts)	April 30, 2015	April 30, 2014	April 30, 2015	April 30, 2014
Numerator:
Net income from continuing operations	$501	$984	$351	$890
Net income from discontinued operations	—	—	—	46
Net income	$501	$984	$351	$936

Denominator:
Shares used in basic per share amounts:
Weighted average common shares outstanding	277	284	282	285

Shares used in diluted per share amounts:
Weighted average common shares outstanding	277	284	282	285
Dilutive common equivalent shares from stock options
and restricted stock awards	5	6	6	6
Dilutive weighted average common shares outstanding	282	290	288	291

Basic and diluted net income per share:
Basic net income per share from continuing operations	$1.81	$3.47	$1.24	$3.12
Basic net income per share from discontinued operations	—	—	—	0.16
Basic net income per share	$1.81	$3.47	$1.24	$3.28

Diluted net income per share from continuing operations	$1.78	$3.39	$1.22	$3.06
Diluted net income per share from discontinued operations	—	—	—	0.16
Diluted net income per share	$1.78	$3.39	$1.22	$3.22

Shares excluded from computation of diluted net income per share:
Weighted average stock options and restricted stock units excluded from computation due to anti-dilutive effect	—	—	2	3
Concentration of Credit Risk and Significant Customers
No customer accounted for 10% or more of total net revenue in the three or nine months ended April 30, 2015 or April 30, 2014. No customer accounted for 10% or more of gross accounts receivable at April 30, 2015 or July 31, 2014.
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

	April 30, 2015				July 31, 2014
(In millions)	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Cash equivalents, primarily money market funds	$770	$—	$—	$770	$652	$—	$—	$652
Available-for-sale debt securities:
Municipal bonds	—	495	—	495	—	701	—	701
Corporate notes	—	571	—	571	—	466	—	466
U.S. agency securities	—	—	—	—	—	42	—	42
Municipal auction rate securities	—	—	21	21	—	—	21	21
Total available-for-sale securities	—	1,066	21	1,087	—	1,209	21	1,230
Total assets measured at fair value on a recurring basis	$770	$1,066	$21	$1,857	$652	$1,209	$21	$1,882
Liabilities:
Senior notes (1)	$—	$542	$—	$542	$—	$556	$—	$556
______________________________

(1)	Carrying value on our balance sheet at April 30, 2015 was $499 million and at July 31, 2014 was $499 million. See Note 6.

The following table summarizes our cash equivalents and available-for-sale debt securities by balance sheet classification and level in the fair value hierarchy at the dates indicated.

	April 30, 2015				July 31, 2014
(In millions)	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents:
In cash and cash equivalents	$615	$—	$—	$615	$507	$—	$—	$507
In funds held for customers	155	—	—	155	145	—	—	145
Total cash equivalents	$770	$—	$—	$770	$652	$—	$—	$652
Available-for-sale securities:
In investments	$—	$891	$—	$891	$—	$1,065	$—	$1,065
In funds held for customers	—	175	—	175	—	144	—	144
In long-term investments	—	—	21	21	—	—	21	21
Total available-for-sale securities	$—	$1,066	$21	$1,087	$—	$1,209	$21	$1,230
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
There were no transfers between Level 1, Level 2, and Level 3 of the fair value hierarchy during the nine months ended April 30, 2015.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
Assets measured at fair value on a non-recurring basis include reporting units measured at fair value in a goodwill impairment test. Estimates of fair value for reporting units fall under Level 3 of the fair value hierarchy.
During the third quarter of fiscal 2015 there was a significant decline in the revenue and operating income forecast for our Mint Bills (formerly Check, Inc.) offering due to the performance of Check's existing channels. As a result of this development, we performed an interim impairment test of goodwill and acquired intangible assets for our Consumer Ecosystem reporting unit. We concluded that the carrying value of goodwill associated with that reporting unit was impaired and we recorded an impairment charge of $263 million in the third quarter of fiscal 2015.
The amount of the impairment charge was determined by comparing the carrying value of goodwill assigned to the reporting unit with the implied fair value of the goodwill. We used a weighted combination of a discounted cash flow model (income approach) and comparisons to publicly traded companies engaged in similar businesses (market approach) to estimate the fair value of our Consumer Ecosystem reporting unit. Key assumptions that we used in the income approach included the amount and timing of estimated future cash flows to be generated by the business over an extended period of time, long-term growth rates for the business, and a rate of return that considered the relative risk of achieving the cash flows and the time value of money. For the market approach, we estimated the fair value of the reporting unit based on market multiples of revenue, operating income, and earnings for comparable publicly traded companies engaged in similar businesses. We believe that the assumptions used to determine the impairment amount for the goodwill of this reporting unit are reasonable.

3.	Cash and Cash Equivalents, Investments and Funds Held for Customers
We consider highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. Cash equivalents consist primarily of AAA-rated money market funds in all periods presented. Investments at April 30, 2015 consist of available-for-sale investment-grade debt securities that we carry at fair value. Funds held for customers consist of cash and cash equivalents and investment grade available-for-sale debt securities in all periods presented. Long-term investments at April 30, 2015 consist primarily of municipal auction rate securities. See Note 2, “Fair Value Measurements,” for more information. Except for direct obligations of the United States government, securities issued by agencies of the United States government, and money market funds, we diversify our investments in debt securities by limiting our holdings with any individual issuer.

The following table summarizes our cash and cash equivalents, investments, and funds held for customers by balance sheet classification at the dates indicated.

	April 30, 2015		July 31, 2014
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Classification on balance sheets:
Cash and cash equivalents	$1,193	$1,193	$849	$849
Investments	891	891	1,064	1,065
Funds held for customers	330	330	289	289
Long-term investments	32	32	31	31
Total cash and cash equivalents, investments, and funds held for customers	$2,446	$2,446	$2,233	$2,234
The following table summarizes our cash and cash equivalents, investments, and funds held for customers by investment category at the dates indicated. See Note 2, “Fair Value Measurements,” for more information on our municipal auction rate securities.

	April 30, 2015		July 31, 2014
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Type of issue:
Total cash and cash equivalents	$1,347	$1,347	$994	$994
Available-for-sale debt securities:
Municipal bonds	495	495	700	701
Corporate notes	571	571	466	466
U.S. agency securities	—	—	42	42
Municipal auction rate securities	21	21	21	21
Total available-for-sale debt securities	1,087	1,087	1,229	1,230
Other long-term investments	12	12	10	10
Total cash and cash equivalents, investments, and funds held for customers	$2,446	$2,446	$2,233	$2,234
We use the specific identification method to compute gains and losses on investments. We include realized gains and losses on our available-for-sale debt securities in interest and other income, net in our statements of operations. Gross realized gains and losses on our available-for-sale debt securities for the three and nine months ended April 30, 2015 and April 30, 2014 were not significant.
We accumulate unrealized gains and losses on our available-for-sale debt securities, net of tax, in accumulated other comprehensive income or loss in the stockholders’ equity section of our balance sheets. Gross unrealized gains and losses on our available-for-sale debt securities at April 30, 2015 and July 31, 2014 were not significant.
We periodically review our investment portfolios to determine if any investment is other-than-temporarily impaired due to changes in credit risk or other potential valuation concerns. We believe that the investments we held at April 30, 2015 were not other-than-temporarily impaired. Unrealized losses on available-for-sale debt securities at April 30, 2015 were not significant and were due to changes in interest rates, including market credit spreads, and not due to increased credit risks associated with specific securities. We do not intend to sell these investments. In addition, it is more likely than not that we will not be required to sell them before recovery at par, which may be at maturity.

The following table summarizes our available-for-sale debt securities classified by the stated maturity date of the security at the dates indicated.

	April 30, 2015		July 31, 2014
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$414	$414	$363	$363
Due within two years	462	462	443	443
Due within three years	160	160	303	303
Due after three years	51	51	120	121
Total available-for-sale debt securities	$1,087	$1,087	$1,229	$1,230
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
Unsecured Revolving Credit Facility
On February 17, 2012 we entered into an agreement with certain institutional lenders for a $500 million unsecured revolving credit facility that will expire on February 17, 2017. Advances under the credit facility will accrue interest at rates that are equal to, at our election, either JP Morgan's alternate base rate plus a margin that ranges from 0.0% to 0.5% or London Interbank Offered Rate (LIBOR) plus a margin that ranges from 0.9% to 1.5%. Actual margins under either election will be based on our senior debt credit ratings. The agreement includes customary affirmative and negative covenants, including financial covenants that require us to maintain a ratio of total debt to annual earnings before interest, taxes, depreciation and amortization (EBITDA) of not greater than 3.25 to 1.00 as of any date and a ratio of annual EBITDA to interest payable of not less than 3.00 to 1.00 as of the last day of each fiscal quarter. We remained in compliance with these covenants at all times during the quarter ended April 30, 2015. We may use amounts borrowed under this credit facility for general corporate purposes, including future acquisitions. To date we have not borrowed under this credit facility.

Other Current Liabilities
Other current liabilities were as follows at the dates indicated:

(In millions)	April 30, 2015	July 31, 2014
Reserve for product returns	$51	$24
Reserve for rebates	29	23
Current portion of license fee payable	10	10
Current portion of deferred rent	13	7
Interest payable	3	10
Executive deferred compensation plan liabilities	67	63
Other	62	24
Total other current liabilities	$235	$161
The balances of several of our other current liabilities, particularly our reserves for product returns and rebates, are affected by the seasonality of our business. See Note 1, “Description of Business and Summary of Significant Accounting Policies – Seasonality,” for more information.

6.	Long-Term Obligations
Long-Term Debt
On March 12, 2007 we issued $500 million of 5.75% senior unsecured notes due on March 15, 2017 (the Notes). We carried the Notes at face value less the unamortized discount in long-term debt on our balance sheets at April 30, 2015 and July 31, 2014. The Notes are redeemable by Intuit at any time, subject to a make-whole premium, and include covenants that limit our ability to grant liens on our facilities and to enter into sale and leaseback transactions, subject to significant allowances. Interest on the Notes is payable semi-annually on March 15 and September 15. We paid $29 million in cash for interest on the Notes during the nine months ended April 30, 2015 and $29 million in cash for interest on the Notes during the nine months ended April 30, 2014.
Other Long-Term Obligations
Other long-term obligations were as follows at the dates indicated:

(In millions)	April 30, 2015	July 31, 2014
Total deferred rent	$65	$62
Total license fee payable	43	41
Long-term income tax liabilities	42	32
Long-term deferred income tax liabilities	57	61
Other	22	14
Total long-term obligations	229	210
Less current portion (included in other current liabilities)	(25)	(17)
Long-term obligations due after one year	$204	$193
Operating Lease Commitments
We describe our operating lease commitments in Note 9 to the financial statements in Item 8 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2014. There were no significant changes in those commitments during the first nine months of fiscal 2015.

7.	Income Taxes
Effective Tax Rate
We compute our provision for or benefit from income taxes by applying the estimated annual effective tax rate to income or loss from recurring operations and adding the effects of any discrete income tax items specific to the period.
In December 2014 the Tax Increase Prevention Act of 2014 was signed into law. The Act includes a reinstatement of the federal research and experimentation credit through December 31, 2014 that was retroactive to January 1, 2014. We recorded a discrete tax benefit of approximately $11 million for the retroactive effect during the second quarter of fiscal 2015.
Our effective tax rates for the three and nine months ended April 30, 2015 were approximately 44% and 48%. Excluding discrete tax items primarily related to the goodwill impairment charge, our effective tax rate for the three months ended April 30, 2015 was approximately 36% and did not differ significantly from the federal statutory rate of 35%. Excluding discrete tax items primarily related to the goodwill impairment charge and the reinstatement of the federal research and experimentation credit, our effective tax rate for the nine months ended April 30, 2015 was approximately 36% and did not differ significantly from the federal statutory rate of 35%. Tax expense related to share based compensation, state income taxes, and the effects of losses in certain jurisdictions where we do not recognize a tax benefit were partially offset by the benefit we received from the domestic production activities deduction and the federal research and experimentation credit in both periods.
Our effective tax rate for the three and nine months ended April 30, 2014 was approximately 34% and did not differ significantly from the federal statutory rate of 35%. The benefits we received from the domestic production activities deduction and the federal research and experimentation credit were substantially offset by state income taxes in both periods.
Unrecognized Tax Benefits and Other Considerations
The total amount of our unrecognized tax benefits at July 31, 2014 was $40 million. Net of related deferred tax assets, unrecognized tax benefits were $26 million at that date. If we were to recognize these net benefits, our income tax expense would reflect a favorable net impact of $26 million. There were no material changes to these amounts during the nine months ended April 30, 2015. We do not believe that it is reasonably possible that there will be a significant increase or decrease in our unrecognized tax benefits over the next 12 months.

8.	Stockholders’ Equity
Stock Repurchase Programs and Treasury Shares
Intuit’s Board of Directors has authorized a series of common stock repurchase programs. Shares of common stock repurchased under these programs become treasury shares. We repurchased 13.7 million shares for $1.2 billion under these programs during the nine months ended April 30, 2015. Included in this amount were $2 million of repurchases which occurred in late April

2015 and were settled in early May 2015. We repurchased 20.5 million shares for $1.4 billion under these programs during the nine months ended April 30, 2014. At April 30, 2015, we had authorization from our Board of Directors to expend up to an additional $634 million for stock repurchases through August 19, 2017. On May 19, 2015 our Board approved a new stock repurchase program under which we are authorized to repurchase up to an additional $2 billion of our common stock from time to time over a four-year period ending on May 19, 2019. Future stock repurchases under the current program are at the discretion of management, and authorization of future stock repurchase programs is subject to the final determination of our Board of Directors.
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
Dividends on Common Stock
During the nine months ended April 30, 2015 we declared and paid quarterly cash dividends that totaled $0.75 per share of outstanding common stock or $218 million. In May 2015 our Board of Directors declared a quarterly cash dividend of $0.25 per share of outstanding common stock payable on July 20, 2015 to stockholders of record at the close of business on July 10, 2015. Future declarations of dividends and the establishment of future record dates and payment dates are subject to the final determination of our Board of Directors.
Share-Based Compensation Expense
The following table summarizes the total share-based compensation expense that we recorded in operating income from continuing operations for the periods shown.

	Three Months Ended		Nine Months Ended
(In millions, except per share amounts)	April 30, 2015	April 30, 2014	April 30, 2015	April 30, 2014
Cost of revenue	$2	$2	$6	$6
Selling and marketing	19	13	55	44
Research and development	20	16	60	46
General and administrative	21	18	63	52
Total share-based compensation expense	62	49	184	148
Income tax benefit	(19)	(16)	(57)	(48)
Decrease in net income from continuing operations	$43	$33	$127	$100
Decrease in net income per share:
Basic	$0.16	$0.12	$0.45	$0.35
Diluted	$0.15	$0.11	$0.44	$0.34

Share-Based Awards Available for Grant
A summary of share-based awards available for grant under our 2005 Equity Incentive Plan for the nine months ended April 30, 2015 was as follows:

(Shares in thousands)	Shares Available for Grant
Balance at July 31, 2014	24,203
Options granted	(60)
Restricted stock units granted (1)	(1,694)
Share-based awards canceled/forfeited/expired (1)(2)	2,766
Balance at April 30, 2015	25,215
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

Stock Option Activity and Related Share-Based Compensation Expense
A summary of stock option activity for the nine months ended April 30, 2015 was as follows:

	Options Outstanding
(Shares in thousands)	Number of Shares	Weighted Average Exercise Price Per Share
Balance at July 31, 2014	10,938	$52.67
Options granted	60	96.31
Options exercised	(2,918)	40.89
Options canceled or expired	(447)	65.17
Balance at April 30, 2015	7,633	$56.79

Exercisable at April 30, 2015	4,099	$44.64
At April 30, 2015, there was approximately $44 million of unrecognized compensation cost related to non-vested stock options that we expect to recognize as expense in the future. We will adjust unrecognized compensation cost for future changes in estimated forfeitures. We expect to recognize that cost over a weighted average vesting period of 2.0 years.

Restricted Stock Unit Activity and Related Share-Based Compensation Expense
A summary of restricted stock unit activity for the nine months ended April 30, 2015 was as follows:

	Restricted Stock Units
(Shares in thousands)	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at July 31, 2014	9,455	$62.46
Granted	737	88.38
Restricted stock units assumed or granted in connection with acquisitions	288	91.88
Vested	(1,327)	64.53
Forfeited	(994)	60.99
Nonvested at April 30, 2015	8,159	$65.68
At April 30, 2015, there was approximately $307 million of unrecognized compensation cost related to non-vested RSUs that we expect to recognize as expense in the future. We will adjust unrecognized compensation cost for future changes in estimated forfeitures. We expect to recognize that cost over a weighted average vesting period of 1.9 years.

9.	Litigation
Intuit has been contacted by regulatory authorities, including Congress, the Federal Trade Commission, the SEC and the Department of Justice, in connection with the increase during the 2015 tax season in attempts by criminals using stolen identity information to file fraudulent tax returns and claim refunds at the state and federal levels. Intuit is cooperating with all such government inquiries, including formal requests for information. In addition, we are the subject of putative class action lawsuits by individuals who claim to have suffered damages in connection with the foregoing events. We believe that the allegations contained within these lawsuits are without merit, and we intend to vigorously defend against them.
Intuit is subject to certain routine legal proceedings, including class action lawsuits like those described above, as well as demands, claims, government inquiries and threatened litigation, that arise in the normal course of our business, including assertions that we may be infringing patents or other intellectual property rights of others. We currently believe that, in addition to any amounts accrued, the amount of potential losses, if any, for any pending claims of any type (either alone or combined) will not have a material impact on our consolidated financial statements. The ultimate outcome of any litigation is uncertain and, regardless of outcome, litigation can have an adverse impact on Intuit because of defense costs, negative publicity, diversion of management resources and other factors. Our failure to obtain necessary license or other rights, or litigation arising out of intellectual property claims could adversely affect our business.

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

•	Demandforce, which provides online marketing and customer communication solutions for small businesses, and QuickBase.
Consumer. Our Consumer segment includes two product lines – Consumer Tax and Consumer Ecosystem – both of which target consumers.

•	Consumer Tax includes TurboTax income tax preparation products and services and electronic tax filing services.

•	Consumer Ecosystem includes our personal finance offerings, Quicken, Mint and Mint Bills.
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
The accounting policies of our reportable segments are the same as those described in the summary of significant accounting policies in Note 1 to the financial statements in Item 8 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2014 and in Note 1, "Description of Business and Summary of Significant Accounting Policies – Significant Accounting Policies" in this Quarterly Report on Form 10-Q. Except for goodwill and purchased intangible assets, we do not generally track assets by reportable segment and, consequently, we do not disclose total assets by reportable segment.

The following table shows our financial results by reportable segment for the periods indicated. Results for all periods presented exclude results for our Intuit Financial Services and Intuit Health businesses. See Note 4, “Discontinued Operations,” for more information.

	Three Months Ended		Nine Months Ended
(In millions)	April 30, 2015	April 30, 2014	April 30, 2015	April 30, 2014
Net revenue:
Small Business segment	$539	$569	$1,640	$1,649

Consumer segment:
Consumer Tax	1,489	1,437	1,759	1,617
Consumer Ecosystem	36	48	98	132
Total Consumer segment	1,525	1,485	1,857	1,749

Professional Tax segment	130	334	177	394
Total net revenue	$2,194	$2,388	$3,674	$3,792

Operating income from continuing operations:
Small Business segment	$162	$224	$526	$611
Consumer segment	1,192	1,199	1,184	1,172
Professional Tax segment	83	294	43	276
Total segment operating income	1,437	1,717	1,753	2,059
Unallocated corporate items:
Share-based compensation expense	(62)	(49)	(184)	(148)
Other common expenses	(189)	(163)	(564)	(508)
Amortization of acquired technology	(11)	(6)	(30)	(18)
Amortization of other acquired intangible assets	(6)	(5)	(18)	(14)
Goodwill impairment charge	(263)	—	(263)	—
Total unallocated corporate items	(531)	(223)	(1,059)	(688)
Total operating income from continuing operations	$906	$1,494	$694	$1,371

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

Small Business: This segment includes the following offerings, which target small businesses and the accounting professionals who serve them.

•	QuickBooks financial and business management online services and desktop software, payroll and employee management solutions, and payment processing solutions.

•	Demandforce online marketing and customer communication solutions for small businesses.

Consumer: This segment includes two product lines – Consumer Tax and Consumer Ecosystem – both of which target consumers.

•	Consumer Tax includes TurboTax income tax preparation products and services.

•	Consumer Ecosystem includes our personal finance offerings, Quicken, Mint, and Mint Bills.

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
In August 2014 we announced that we would begin delivering ongoing releases for our future desktop software offerings in order to improve the product experience, accommodate operating system updates, and provide access to connected services. We believe that providing more frequent releases will create a better experience for customers who choose our desktop offerings, as well as a more seamless transition to our online offerings in the future. This decision affects the timing of revenue recognition for future sales of our QuickBooks and Quicken desktop products, where revenue will be recognized as services are provided over approximately three years, and our Professional Tax solutions, where revenue will be recognized as services are provided over the tax year. The seasonality of our Small Business and Professional Tax offerings is partially mitigated by this change.

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
During this tax season, state taxing authorities, the IRS, and the tax preparation industry experienced an increase in attempts by criminals using stolen identity information to file fraudulent tax returns and claim refunds at the federal level and expanding into the state level. In the third quarter of fiscal 2015, we and certain states took the precautionary step of suspending the electronic filing of state tax returns for a short period of time to assess this activity and the measures used to combat it. As part of this effort, we implemented additional security measures in our products and began working with state governments to share information regarding suspicious filings while continuing to share such information with the federal government. In addition, as a result of recent events and with the continued focus on the growing industry-wide challenge of cyberfraud during this tax season, Intuit has been contacted by regulatory authorities, including Congress, the Federal Trade Commission, the SEC and the Department of Justice. As previously disclosed, Intuit is cooperating with all such inquiries, including formal requests for information. Going forward, we expect to continue to invest in security and to work with the broader industry and government to protect our customers against this type of fraud. While we have experienced negative publicity associated with this industry-wide issue, we do not believe our recent financial performance has been materially adversely impacted by this fraudulent activity or by the actions we have taken to combat it. However, there can be no assurance that our future financial performance will not be adversely impacted.
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
Total net revenue for the first nine months of fiscal 2015 was $3.7 billion, a decrease of 3% compared with the same period of fiscal 2014. Total net revenue growth was affected by the change to our desktop software offerings described in “Industry Trends and Seasonality” above. Revenue in our Small Business segment decreased 1% compared with the same period a year ago due to the impact of this change on our QuickBooks desktop offerings, which more than offset QuickBooks Online revenue growth. The change to our desktop software offerings also impacted our Professional Tax segment, whose revenue decreased 55% compared with the same period a year ago. Revenue in our Consumer segment increased 6% in the first nine months of fiscal 2015 due to 9% growth in U.S. federal TurboTax units, partially offset by lower Quicken desktop revenue.
Operating income from continuing operations for the first nine months of fiscal 2015 decreased 49% compared with the same period of fiscal 2014. Our operating income was lower in fiscal 2015 due to the impact of the change to our desktop software offerings on fiscal 2015 revenue and due to higher expenses for staffing, advertising and other marketing programs, outside services, and share-based compensation. We also recorded a $263 million charge to operating expense for the impairment of goodwill in our Consumer Ecosystem reporting unit in the third quarter of fiscal 2015.

Net income from continuing operations for the first nine months of fiscal 2015 decreased 61% compared with the same period of fiscal 2014 due to the decrease in operating income and a higher effective tax rate that related to the goodwill impairment charge in the fiscal 2015 period. Diluted net income per share from continuing operations for the first nine months of fiscal 2015 decreased 60% to $1.22, in line with the decrease in net income.
We ended the first nine months of fiscal 2015 with cash, cash equivalents and investments totaling $2.1 billion. During the first nine months of fiscal 2015 we generated cash from operations, net sales of investments, and the issuance of common stock under employee stock plans. During the same period we used cash for the repurchase of shares of our common stock under our stock repurchase programs, the payment of cash dividends, and capital expenditures. At April 30, 2015, we had authorization from our Board of Directors to expend up to an additional $634 million for stock repurchases through August 19, 2017. On May 19, 2015 our Board approved a new stock repurchase program under which we are authorized to repurchase up to an additional $2 billion of our common stock from time to time over a four-year period ending on May 19, 2019.

Critical Accounting Policies and Estimates
In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant impact on our net revenue, operating income or loss, and net income or loss, as well as on the value of certain assets and liabilities on our balance sheet. We believe that the estimates, assumptions and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2014 have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. Except for the changes to our policy for recognizing product revenue described in “Executive Overview – Industry Trends and Seasonality” earlier in this Item 2, we believe that there were no significant changes in those critical accounting policies and estimates during the first nine months of fiscal 2015. Senior management has reviewed the development and selection of our critical accounting policies and estimates and their disclosure in this Quarterly Report on Form 10-Q with the Audit and Risk Committee of our Board of Directors.
Goodwill, Intangible Assets, and Other Long-Lived Assets - Impairment Assessments
During the third quarter of fiscal 2015 there was a significant decline in the revenue and operating income forecast for our Mint Bills (formerly Check, Inc.) offering due to the performance of Check's existing channels. As a result of this development, we performed an interim impairment test of goodwill and acquired intangible assets for our Consumer Ecosystem reporting unit. We concluded that the carrying value of goodwill associated with that reporting unit was impaired and we recorded an impairment charge of $263 million in the third quarter of fiscal 2015. See “Fair Value Measurements – Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis,” in Note 2 to the financial statements in Part I, Item 1 of this Quarterly Report for more information.
After evaluating the performance of Check's existing channels, we made a strategic decision to increase our focus on integrating the Check bill pay solution into our Mint and Quicken offerings to leverage the strength of Intuit's channels. We also decided to reduce our focus on Check's biller and direct pay channels. The impairment analysis that we performed during the third quarter of fiscal 2015 took these strategic decisions into account. The market for payment solutions is dynamic and competition is intense. If we experience delays in integrating the Check bill pay solution into our Mint and Quicken offerings the fair value of our Consumer Ecosystem reporting unit could decline further and we may be required to record additional goodwill impairment charges in the future.

Results of Operations
Financial Overview

(Dollars in millions, except per share amounts)	Q3 FY15	Q3 FY14	$ Change	% Change	YTD Q3 FY15	YTD Q3 FY14	$ Change	% Change
Total net revenue	$2,194	$2,388	$(194)	(8)%	$3,674	$3,792	$(118)	(3)%
Operating income from continuing operations	906	1,494	(588)	(39)%	694	1,371	(677)	(49)%
Net income from continuing operations	501	984	(483)	(49)%	351	890	(539)	(61)%
Diluted net income per share from continuing operations	$1.78	$3.39	$(1.61)	(47)%	$1.22	$3.06	$(1.84)	(60)%

Current Fiscal Quarter
Total net revenue for the third quarter of fiscal 2015 decreased $194 million or 8% compared with the same quarter of fiscal 2014. Total net revenue growth was affected by the change to our desktop software offerings described in “Industry Trends and Seasonality” above. Small Business segment revenue decreased 5% compared with the same period a year ago due to the impact of this change on our QuickBooks desktop offerings, which more than offset QuickBooks Online revenue growth. The change to our desktop software offerings also impacted our Professional Tax segment, whose revenue decreased 61% compared with the same period a year ago. Revenue in our Consumer segment increased 3% in the third quarter of fiscal 2015. U.S. federal TurboTax unit growth of 6% was partially offset by the impact of the earlier start to the fiscal 2015 tax season compared with the previous year. See “Segment Results” later in this Item 2 for more information about the results for all of our reportable segments.
Operating income from continuing operations for the third quarter of fiscal 2015 decreased 39% compared with the same quarter of fiscal 2014. Our operating income was lower in fiscal 2015 due to the impact of the change to our desktop software offerings on fiscal 2015 revenue and due to higher expenses for staffing, advertising and other marketing programs, outside services, and share-based compensation. We also recorded a $263 million charge to operating expense for the impairment of goodwill in our Consumer Ecosystem reporting unit. See “Operating Expenses” later in this Item 2 for more information.
Net income from continuing operations for the third quarter of fiscal 2015 decreased 49% compared with the same quarter of fiscal 2014 due to the decrease in operating income and a higher effective tax rate that related to the goodwill impairment charge in the fiscal 2015 period. See “Non-Operating Income and Expenses – Income Taxes” later in this Item 2 for more information. Diluted net income per share from continuing operations for the third quarter of fiscal 2015 decreased 47% to $1.78, in line with the decrease in net income for that period.
Fiscal Year to Date
Total net revenue for the first nine months of fiscal 2015 decreased $118 million or 3% compared with the same period of fiscal 2014. Total net revenue growth was affected by the change to our desktop software offerings described in “Industry Trends and Seasonality” above. Small Business segment revenue decreased 1% compared with the same period a year ago due to the impact of this change on our QuickBooks desktop offerings, which more than offset QuickBooks Online revenue growth. The change to our desktop software offerings also impacted our Professional Tax segment, whose revenue decreased 55% compared with the same period a year ago. Revenue in our Consumer segment increased 6% in the first nine months of fiscal 2015 due to 9% growth in U.S. federal TurboTax units, partially offset by lower Quicken desktop revenue. See “Segment Results” later in this Item 2 for more information about the results for all of our reportable segments.
Operating income from continuing operations for the first nine months of fiscal 2015 decreased 49% compared with the same period of fiscal 2014. Our operating income was lower in fiscal 2015 due to the impact of the change to our desktop software offerings on fiscal 2015 revenue and due to higher expenses for staffing, advertising and other marketing programs, outside services, and share-based compensation. We also recorded a $263 million charge to operating expense for the impairment of goodwill in our Consumer Ecosystem reporting unit. See “Operating Expenses” later in this Item 2 for more information.
Net income from continuing operations for the first nine months of fiscal 2015 decreased 61% compared with the same period of fiscal 2014 due to the decrease in operating income and a higher effective tax rate that related to the goodwill impairment charge in the fiscal 2015 period. See “Non-Operating Income and Expenses – Income Taxes” later in this Item 2 for more information. Diluted net income per share from continuing operations for the first nine months of fiscal 2015 decreased 60% to $1.22, in line with the decrease in net income for that period.
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
Segment operating income or loss is segment net revenue less segment cost of revenue and operating expenses. See “Executive Overview – Industry Trends and Seasonality” earlier in this Item 2 for a description of the seasonality of our business. Segment expenses do not include certain costs, such as corporate selling and marketing, product development, and general and administrative expenses and share-based compensation expenses, which are not allocated to specific segments. These unallocated costs totaled $748 million in the first nine months of fiscal 2015 and $656 million in the first nine months of fiscal 2014. Unallocated costs increased in the fiscal 2015 period due to increases in corporate product development and selling and marketing expenses in support of the growth of our businesses and to higher share-based compensation expenses. Segment expenses also do not include amortization of acquired technology, amortization of other acquired intangible assets, and goodwill and intangible asset impairment charges. See Note 10 to the financial statements in Part I, Item 1 of this Quarterly Report for reconciliations of total segment operating income or loss to consolidated operating income or loss for each fiscal period presented.
We calculate revenue growth rates and segment operating margin figures using dollars in thousands. Those results may vary slightly from figures calculated using the dollars in millions presented below.
Small Business

(Dollars in millions)	Q3 FY15	Q3 FY14	% Change	YTD Q3 FY15	YTD Q3 FY14	% Change
Product revenue	$162	$218	(26)%	$529	$631	(16)%
Service and other revenue	377	351	7%	1,111	1,018	9%
Total segment revenue	$539	$569	(5)%	$1,640	$1,649	(1)%
% of total revenue	25%	24%		45%	44%

Segment operating income	$162	$224	(28)%	$526	$611	(14)%
% of related revenue	30%	39%		32%	37%
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
Small Business segment total net revenue decreased $30 million or 5% in the third quarter of fiscal 2015 compared with the same quarter of fiscal 2014 due to the impact of the change to our QuickBooks desktop offerings described in “Executive Overview – Industry Trends and Seasonality” above, which more than offset QuickBooks Online revenue growth. Small Business Online Ecosystem revenue grew 20%, driven by customer acquisition. QuickBooks Online customers grew 55% and online payroll customers grew 20%. Active online payments customers grew 6% and online payments charge volume grew 19%. In our Small Business Desktop Ecosystem revenue declined 15%. QuickBooks desktop unit sales were 23% lower as we continued to emphasize QuickBooks Online while QuickBooks Enterprise Solutions revenue grew 20%.
Small Business segment total net revenue decreased $9 million or 1% in the first nine months of fiscal 2015 compared with the same period of fiscal 2014 due to the impact of the change to our QuickBooks desktop offerings described in “Executive Overview – Industry Trends and Seasonality” above, which more than offset QuickBooks Online revenue growth. Small Business Online Ecosystem revenue grew 25%, driven by customer acquisition. QuickBooks Online customers grew 55% and online payroll customers grew 20%. Active online payments customers grew 6% and online payments charge volume grew 21%. In our Small Business Desktop Ecosystem revenue declined 9%. QuickBooks desktop unit sales were 24% lower as we continued to emphasize QuickBooks Online while QuickBooks Enterprise Solutions revenue grew 26%.
Small Business segment operating income as a percentage of related revenue decreased in the third quarter and first nine months of fiscal 2015 compared with the same periods of fiscal 2014. These decreases were due to the impact of the changes to our desktop software offerings on segment revenue and cost of revenue. We expense costs of product revenue as they are incurred for delivered software and we do not defer any of these costs when product revenue is deferred. Small Business segment operating income was affected to a lesser extent by higher segment operating expenses for outside services and advertising and other marketing programs.

Consumer

(Dollars in millions)	Q3 FY15	Q3 FY14	% Change	YTD Q3 FY15	YTD Q3 FY14	% Change
Product revenue	$191	$230	(17)%	$216	$282	(23)%
Service and other revenue	1,334	1,255	6%	1,641	1,467	12%
Total segment revenue	$1,525	$1,485	3%	$1,857	$1,749	6%
% of total revenue	69%	62%		50%	46%

Segment operating income	$1,192	$1,199	(1)%	$1,184	$1,172	1%
% of related revenue	78%	81%		64%	67%
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
Within the Consumer segment, revenue for our Consumer Tax product line increased 4% in the third quarter of fiscal 2015 compared with the same period of fiscal 2014. U.S. federal TurboTax unit growth of 6% excluding Free File Alliance federal units was partially offset by the impact of the earlier start to the fiscal 2015 tax season compared with the previous year. The IRS began accepting federal income tax returns on January 20, 2015, several days before the end of our second fiscal quarter. In comparison, in the previous year the IRS began accepting federal income tax returns on January 31, 2014, the last day of our second fiscal quarter. We believe the later start to the fiscal 2014 tax filing season had the effect of delaying some consumer purchases of tax software and filing of federal returns. In addition, while we were able to process all of the income tax returns we received during the second quarter of fiscal 2015 during that quarter, we were unable to process all of the state income tax returns we received during the second quarter of fiscal 2014 on the last day of that quarter. As a result, we deferred recognizing approximately $40 million in Consumer Tax revenue from the second quarter of fiscal 2014 to the third quarter of fiscal 2014.
Revenue for our Consumer Tax product line increased 9% in the first nine months of fiscal 2015 compared with the same period of fiscal 2014 due to 9% growth in U.S. federal TurboTax units excluding Free File Alliance federal units. Online U.S. federal units represented approximately 82% of total TurboTax U.S. federal units for the 2014 tax season to date, up from approximately 80% for the comparable portion of the 2013 tax season.
Revenue for our Consumer Ecosystem product line decreased 25% in the third quarter of fiscal 2015 and 26% in the first nine months of fiscal 2015 compared with the same periods of fiscal 2014. Quicken revenue was lower in both periods due to the change to our desktop software offerings described in “Executive Overview – Industry Trends and Seasonality” above.
Consumer segment operating income as a percentage of related revenue decreased in the third quarter and first nine months of fiscal 2015 compared with the same period of fiscal 2014 due to higher expenses for staffing and advertising and other marketing programs.
Professional Tax

(Dollars in millions)	Q3 FY15	Q3 FY14	% Change	YTD Q3 FY15	YTD Q3 FY14	% Change
Product revenue	$94	$287	(67)%	$133	$338	(60)%
Service and other revenue	36	47	(25)%	44	56	(22)%
Total segment revenue	$130	$334	(61)%	$177	$394	(55)%
% of total revenue	6%	14%		5%	10%

Segment operating income	$83	$294	(72)%	$43	$276	(85)%
% of related revenue	64%	88%		24%	70%

Professional Tax segment product revenue is derived primarily from ProSeries and Lacerte professional tax preparation software products. Professional Tax service and other revenue is derived primarily from Intuit Tax Online tax return preparation services, electronic tax filing services, bank product transmission services, and training services.
Professional Tax total net revenue decreased $204 million or 61% in the third quarter of fiscal 2015 and $217 million or 55% in the first nine months of fiscal 2015 compared with the same periods of fiscal 2014 because of the change to our desktop software offerings described in “Executive Overview – Industry Trends and Seasonality” above. Professional Tax customers grew about 1% in the first nine months of fiscal 2015 compared with the same period of fiscal 2014.
Professional Tax segment operating income as a percentage of related revenue decreased in the first nine months of fiscal 2015 compared with the same period of fiscal 2014 primarily as a result of the revenue decrease described above.
Cost of Revenue

(Dollars in millions)	Q3 FY15	% of Related Revenue	Q3 FY14	% of Related Revenue	YTD Q3 FY15	% of Related Revenue	YTD Q3 FY14	% of Related Revenue
Cost of product revenue	$35	8%	$34	5%	$113	13%	$108	9%
Cost of service and other revenue	173	10%	130	8%	457	16%	363	14%
Amortization of acquired technology	11	n/a	6	n/a	30	n/a	18	n/a
Total cost of revenue	$219	10%	$170	7%	$600	16%	$489	13%
Cost of product revenue as a percentage of product revenue increased in the third quarter and first nine months of fiscal 2015 compared with the same period of fiscal 2014 due to the deferral of QuickBooks, Quicken, and Professional Tax revenue described in “Executive Overview – Industry Trends and Seasonality” earlier in this Item 2. We expense costs of product revenue as they are incurred for delivered software and we do not defer any of these costs when product revenue is deferred. Cost of service and other revenue as a percentage of service and other revenue increased in the third quarter and first nine months of fiscal 2015 compared with the same period of fiscal 2014 due to higher customer care costs for our Small Business Online Ecosystem.
Operating Expenses

(Dollars in millions)	Q3 FY15	% of Total Net Revenue	Q3 FY14	% of Total Net Revenue	YTD Q3 FY15	% of Total Net Revenue	YTD Q3 FY14	% of Total Net Revenue
Selling and marketing	$448	20%	$412	17%	$1,105	30%	$1,022	27%
Research and development	217	10%	186	8%	617	17%	548	15%
General and administrative	135	7%	121	5%	377	10%	348	9%
Amortization of other acquired intangible assets	6	—%	5	—%	18	1%	14	—%
Goodwill impairment charge	263	12%	—	—%	263	7%	—	—%
Total operating expenses	$1,069	49%	$724	30%	$2,380	65%	$1,932	51%
Current Fiscal Quarter
Total operating expenses as a percentage of total net revenue increased to 49% in the third quarter of fiscal 2015 from 30% in the same quarter of fiscal 2014. Total net revenue for the third quarter of fiscal 2015 decreased $194 million or 8% and total operating expenses for that quarter increased $82 million, excluding the goodwill impairment charge. Total net revenue growth was affected by the change to our desktop software offerings described in “Executive Overview – Industry Trends and Seasonality” earlier in this Item 2. General and administrative expenses were partially offset by a $30 million pre-tax net gain on the sale of certain assets related to our Payments business. Staffing expenses increased about $51 million due to higher headcount. Operating expenses also increased about $18 million for outside services, about $17 million for advertising and other marketing programs, and about $13 million for share-based compensation expenses. Share-based compensation expenses were higher in the fiscal 2015 quarter due to our assumption of certain equity awards in connection with recent business combinations. Share-based compensation expenses have also been increasing over time because the market price of our common stock has generally been increasing. As described in “Critical Accounting Policies and Estimates” earlier in this Item 2, we recorded a $263 million charge to operating expense for the impairment of goodwill in our Consumer Ecosystem reporting unit during the third quarter of fiscal 2015.
Fiscal Year to Date
Total operating expenses as a percentage of total net revenue increased to 65% in the first nine months of fiscal 2015 from 51% in the same period of fiscal 2014. Total net revenue for the first nine months of fiscal 2015 decreased $118 million or 3% and total operating expenses for that period increased $185 million, excluding the goodwill impairment charge. Total net revenue growth was affected by the change to our desktop software offerings described in “Executive Overview – Industry Trends and Seasonality” earlier in this Item 2. General and administrative expenses were partially offset by a $30 million pre-tax net gain on the sale of certain assets related to our Payments business. Staffing expenses increased about $95 million due to higher headcount. Operating expenses also increased about $39 million for advertising and other marketing programs, about $31 million for outside services, and about $36 million for share-based compensation expenses. Share-based compensation expenses were higher in the fiscal 2015 period due to our assumption of certain equity awards in connection with recent business combinations. Share-based compensation expenses have also been increasing over time because the market price of our common stock has generally been increasing. As described in “Critical Accounting Policies and Estimates” earlier in this Item 2, we recorded a $263 million charge to operating expense for the impairment of goodwill in our Consumer Ecosystem reporting unit during the third quarter of fiscal 2015.
Non-Operating Income and Expenses
Interest Expense
Interest expense of $21 million for the first nine months of fiscal 2015 and $24 million for the first nine months of fiscal 2014 consisted primarily of interest on senior notes that we issued in March 2007. See Note 6 to the financial statements in Part I, Item 1 of this Quarterly Report for more information.
Interest and Other Income, Net

	Three Months Ended		Nine Months Ended
(In millions)	April 30, 2015	April 30, 2014	April 30, 2015	April 30, 2014
Interest income	$2	$2	$6	$4
Net gain on executive deferred compensation plan assets	2	2	3	5
Other	(3)	(1)	(6)	(1)
Total interest and other income, net	$1	$3	$3	$8
Interest and other income, net for the third quarter and first nine months of fiscal 2015 consists primarily of interest income and net gains on executive deferred compensation plan assets. Interest income in the third quarter of fiscal 2015 was flat compared with the same period of fiscal 2014 due to lower average invested balances and higher average interest rates. Higher average invested balances and higher average interest rates resulted in higher interest income in the first nine months of fiscal 2015 compared with the same period of fiscal 2014. In accordance with authoritative guidance, we record gains and losses associated with executive deferred compensation plan assets in interest and other income and gains and losses associated with the related liabilities in operating expenses. The total amounts recorded in operating expenses for each period are approximately equal to the total amounts recorded in interest and other income in those periods.
Income Taxes
We compute our provision for or benefit from income taxes by applying the estimated annual effective tax rate to income or loss from recurring operations and adding the effects of any discrete income tax items specific to the period.
In December 2014 the Tax Increase Prevention Act of 2014 was signed into law. The Act includes a reinstatement of the federal research and experimentation credit through December 31, 2014 that was retroactive to January 1, 2014. We recorded a discrete tax benefit of approximately $11 million for the retroactive effect during the second quarter of fiscal 2015.

Our effective tax rates for the third quarter and first nine months of fiscal 2015 were approximately 44% and 48%. Excluding discrete tax items primarily related to the goodwill impairment charge, our effective tax rate for the three months ended April 30, 2015 was approximately 36% and did not differ significantly from the federal statutory rate of 35%. Excluding discrete tax items primarily related to the goodwill impairment charge and the reinstatement of the federal research and experimentation credit, our effective tax rate for the nine months ended April 30, 2015 was approximately 36% and did not differ significantly from the federal statutory rate of 35%.
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

Liquidity and Capital Resources
Overview
At April 30, 2015, our cash, cash equivalents and investments totaled $2.1 billion, an increase of $170 million from July 31, 2014 due to the factors discussed under “Statements of Cash Flows” below. Our primary source of liquidity has been cash from operations, which entails the collection of accounts receivable for products and services. Our primary uses of cash have been for research and development programs, selling and marketing activities, capital projects, acquisitions of businesses, debt service costs, repurchases of our common stock under our stock repurchase programs, and the payment of cash dividends. As discussed in “Executive Overview – Industry Trends and Seasonality” earlier in this Item 2, our business is subject to significant seasonality. The balance of our cash, cash equivalents, and investments generally fluctuates with that seasonal pattern. We believe the seasonality of our business is likely to continue in the future.
The following table summarizes selected measures of our liquidity and capital resources at the dates indicated:

(Dollars in millions)	April 30, 2015	July 31, 2014	$ Change	% Change
Cash, cash equivalents, and investments	$2,084	$1,914	$170	9%
Long-term investments	32	31	1	3%
Long-term debt	499	499	—	—%
Working capital	741	1,200	(459)	(38)%
Ratio of current assets to current liabilities	1.3 : 1	1.8 : 1
We have historically generated significant cash from operations and we expect to continue to do so during the balance of fiscal 2015 and during fiscal 2016. Since our operations are primarily domestic, approximately 91% of our cash, cash equivalents and investments at April 30, 2015 were located in the U.S. and none of those funds were restricted. Our only significant debt consists of $500 million in senior unsecured notes due in March 2017. We also have an unused $500 million unsecured revolving line of credit facility available to us for general corporate purposes, including future acquisitions.
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

Statements of Cash Flows
The following table summarizes selected items from our statements of cash flows for the first nine months of fiscal 2015 and fiscal 2014. See the financial statements in Part I, Item 1 of this Quarterly Report for complete statements of cash flows for those periods.

	Nine Months Ended
(Dollars in millions)	April 30, 2015	April 30, 2014	$ Change
Net cash provided by (used in):
Operating activities	$1,722	$1,530	$192
Investing activities	(95)	419	(514)
Financing activities	(1,266)	(1,377)	111
Effect of exchange rate changes on cash	(17)	(7)	(10)
Total increase in cash and cash equivalents	$344	$565	$(221)
During the first nine months of fiscal 2015 we generated cash from operations, net sales of investments, and the issuance of common stock under employee stock plans. During the same period we used cash for the repurchase of shares of our common stock under our stock repurchase programs, the payment of cash dividends, and capital expenditures. We expect to pay approximately $180 million in income taxes during the fourth quarter of fiscal 2015.
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
Stock Repurchase Programs, Treasury Shares, and Dividends on Common Stock
As described in Note 8 to the financial statements in Part I, Item 1 of this Quarterly Report, during the first nine months of fiscal 2015 we continued to repurchase shares of our common stock under repurchase programs that our Board of Directors has authorized. At April 30, 2015, we had authorization from our Board of Directors to expend up to an additional $634 million for stock repurchases through August 19, 2017. On May 19, 2015 our Board approved a new stock repurchase program under which we are authorized to repurchase up to an additional $2 billion of our common stock from time to time over a four-year period ending on May 19, 2019. We currently expect to continue repurchasing our common stock on a quarterly basis; however, future stock repurchases under the current program are at the discretion of management, and authorization of future stock repurchase programs is subject to the final determination of our Board of Directors.
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
During the first nine months of fiscal 2015 we also continued to pay quarterly cash dividends on shares of our outstanding common stock. In May 2015 our Board of Directors declared a quarterly cash dividend of $0.25 per share of outstanding common stock payable on July 20, 2015 to stockholders of record at the close of business on July 10, 2015. We currently expect to continue paying comparable cash dividends on a quarterly basis; however, future declarations of dividends and the establishment of future record dates and payment dates are subject to the final determination of our Board of Directors.
Unsecured Revolving Credit Facility
On February 17, 2012 we entered into an agreement with certain institutional lenders for a $500 million unsecured revolving credit facility that will expire on February 17, 2017. See Note 5 to the financial statements in Part I, Item 1 of this Quarterly Report for a description of the key terms of this agreement, including the covenants. We remained in compliance with those covenants at all times during the quarter ended April 30, 2015. We may use amounts borrowed under this credit facility for general corporate purposes, including future acquisitions. To date we have not borrowed under the credit facility. We monitor counterparty risk associated with the institutional lenders that are providing the credit facility. We currently believe that the credit facility will be available to us should we choose to borrow under it.

Cash Held by Foreign Subsidiaries
Our cash, cash equivalents, and investments totaled $2.1 billion at April 30, 2015. Of this amount, approximately 9% was held by our foreign subsidiaries and subject to repatriation tax considerations. These foreign funds were located primarily in Canada, India, and the United Kingdom. We intend to permanently reinvest a significant portion of our earnings from foreign operations, and we currently do not anticipate that we will need funds generated from foreign operations to fund our domestic operations. In the event that funds from foreign operations are needed to fund operations in the United States, if U.S. taxes have not been previously provided on the related earnings we would provide for and pay additional U.S. taxes at the time we change our intention with regard to the reinvestment of those earnings.

Off-Balance Sheet Arrangements
At April 30, 2015, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations
We presented our contractual obligations at July 31, 2014 in our Annual Report on Form 10-K for the fiscal year then ended. There were no significant changes in those obligations during the first nine months of fiscal 2015.

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
Interest Rate Risk
Our cash equivalents and investments are subject to market risk due to changes in interest rates. Interest rate movements affect the interest income we earn on cash equivalents and investments and the fair value of those investments. If the Federal Reserve Target Rate had increased by 25 basis points from the level of April 30, 2015, the value of our investments at that date would have decreased by approximately $3 million. If the Federal Reserve Target Rate had increased by 100 basis points from the level of April 30, 2015, the value of our investments at that date would have decreased by approximately $11 million.
We are also exposed to the impact of changes in interest rates as they affect our $500 million revolving credit facility. Advances under the credit facility accrue interest at rates that are equal to JP Morgan's alternate base rate plus a margin that ranges from 0.0% to 0.5% or the London InterBank Offered Rate (LIBOR) plus a margin that ranges from 0.9% to 1.5%, in both cases based on our senior debt credit ratings. Consequently, our interest expense would fluctuate with changes in the general level of these interest rates if we were to borrow any amounts under the credit facility. At April 30, 2015, no amounts were outstanding under the credit facility.
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
Since we translate foreign currencies (primarily Canadian dollars, Indian rupees, and British pounds) into U.S. dollars for financial reporting purposes, currency fluctuations can have an impact on our financial results. The historical impact of currency fluctuations on our financial results has generally been immaterial. We believe that our exposure to currency exchange fluctuation risk is not significant primarily because our global subsidiaries invoice customers and satisfy their financial obligations almost exclusively in their local currencies. Although the impact of currency fluctuations on our financial results has generally been immaterial in the past and we believe that for the reasons cited above currency fluctuations will not be significant in the future, the impact of currency fluctuations could be material in the future. As of April 30, 2015, we did not engage in foreign currency hedging activities.

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

•	our expectation that we will continue to invest significant resources in our product development, marketing and sales capabilities in the future;

•	our expectation that we will continue to invest significant management attention and resources in our information technology infrastructure and in our privacy and security capabilities;

•	our expectation that we will work with the broader industry and government to protect our customers against fraud;

•	our expectation that we will be able to protect our customers’ data and prevent third parties from using stolen customer information to perpetrate fraud in our tax and other offerings;

•	our belief that our recent financial performance has not been materially adversely affected by fraudulent activity or the actions we have taken to combat it;

•	our expectation that we will continue to generate significant cash from operations in the future;

•	our expectation that connected services revenue as a percentage of our total revenue will continue to grow in the future;

•
the assumptions underlying our Critical Accounting Policies and Estimates, including our estimates regarding product rebate and return reserves; the collectability of accounts receivable; stock volatility and other assumptions used to estimate the fair value of share-based compensation; the fair value of goodwill; and expected future amortization of acquired intangible assets;

•	our belief that the investments we hold are not other-than-temporarily impaired;

•	our belief that we take prudent measures to mitigate investment related risks;

•	our belief that our exposure to currency exchange fluctuation risk will not be significant in the future;

•	our assessments and estimates that determine our effective tax rate;

•	our expectation that we will pay approximately $180 million in income taxes in the fourth quarter of fiscal 2015;

•	our belief that it is not reasonably possible that there will be a significant increase or decrease in our unrecognized tax benefits over the next 12 months;

•
our intent to permanently reinvest a significant portion of our earnings from foreign operations, and our belief that we will not need funds generated from foreign operations to fund our domestic operations;

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

•
our assessments and beliefs regarding the future outcome of pending legal proceedings and inquiries by regulatory authorities, and the liability, if any, that Intuit may incur as a result of those proceedings and inquiries.

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
Our consumer tax business also faces significant competition from the public sector, where we face the risk of federal and state taxing authorities developing software or other systems to facilitate tax return preparation and electronic filing at no charge to taxpayers. These or similar programs may be introduced or expanded in the future, which may cause us to lose customers and revenue. Although the Free File Alliance has kept the federal government from being a direct competitor to Intuit’s tax offerings, it has fostered additional online competition and may cause us to lose significant revenue opportunities. The current agreement with the Free File Alliance is scheduled to expire in October 2020. We anticipate that governmental encroachment at both the federal and state levels may present a continued competitive threat to our business for the foreseeable future.
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

The tax preparation industry continues to receive heightened attention from federal and state governments. New legislation, regulation, public policy considerations, changes in the cybersecurity environment, litigation by the government or private entities, or new interpretations of existing laws may result in greater oversight of the tax preparation industry, restrict the types of products and services that we can offer or the prices we can charge, or otherwise cause us to change the way we operate our tax businesses or offer our tax products and services. We may not be able to respond quickly to such regulatory, legislative and other developments, and these changes may in turn increase our cost of doing business and limit our revenue opportunities. In addition, if our practices are not consistent with new interpretations of existing laws, we may become subject to lawsuits, penalties, and other liabilities that did not previously apply. We are also required to comply with a variety of state revenue agency standards in order to successfully operate our tax preparation and electronic filing services. Changes in state-imposed requirements by one or more of the states, including the required use of specific technologies or technology standards, may significantly increase the costs of providing those services to our customers and may prevent us from delivering a quality product to our customers in a timely manner.
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
We are subject to various legal proceedings (including class action lawsuits), claims and regulatory inquiries that have arisen out of the ordinary conduct of our business and are not yet resolved and additional claims and inquiries may arise in the future. The number and significance of these claims and inquiries have increased as our businesses have evolved. Any proceedings, claims or inquiries initiated by or against us, whether successful or not, may be time consuming; result in costly litigation, damage awards, consent decrees, injunctive relief or increased costs of business; require us to change our business practices or products; require significant amounts of management time; result in diversion of significant operations resources; or otherwise harm our business and future financial results. For further information about specific litigation, see Part II, Item 1, “Legal Proceedings.”
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
Our acquisitions have resulted in significant expenses, including amortization and impairment of acquired technology and other acquired intangible assets, and impairment of goodwill. Total costs and expenses in these categories were approximately $311 million in the first nine months of fiscal 2015, $46 million in fiscal 2014, $99 million in fiscal 2013, and $33 million in fiscal 2012. Although under current accounting rules goodwill is not amortized, we may incur impairment charges related to the goodwill already recorded and to goodwill arising out of future acquisitions. We test the impairment of goodwill annually in our fourth fiscal quarter or more frequently if indicators of impairment arise. The timing of the formal annual test may result in charges to our statement of operations in our fourth fiscal quarter that may not have been reasonably foreseen in prior periods. The total costs and expenses for the first nine months of fiscal 2015 included a goodwill impairment charge of $263 million for the goodwill in our Consumer Ecosystem reporting unit. The total costs and expenses for fiscal 2013 included goodwill and intangible asset impairment charges of $46 million for our Intuit Health business. We completed the sale of our Intuit Health business in the first quarter of fiscal 2014. At April 30, 2015, we had $1.4 billion in goodwill and $183 million in net acquired intangible assets on our balance sheet, both of which may be subject to impairment charges in the future. New acquisitions, and any impairment of the value of acquired intangible assets, may have a significant negative impact on our future financial results.
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

ITEM 2
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In connection with our purchase of all the outstanding shares of Porticor Ltd. ("Porticor") on February 5, 2015, we issued 35,072 shares of our common stock to certain of the equity holders of Porticor. The shares of our common stock were unregistered and issued pursuant to Section 4(2) of the Securities Act of 1933, as amended. The Intuit common stock issued at the closing of the acquisition had an aggregate value of approximately $3.22 million and was subject to certain vesting restrictions tied to employment.
In connection with our purchase of all the outstanding shares of Playbook Labs, Inc. (“Playbook”) on February 6, 2015, we issued 38,552 shares of our common stock to the equity holders of Playbook. The shares of our common stock were unregistered and issued pursuant to Section 4(2) of the Securities Act of 1933, as amended. The Intuit common stock issued at the closing of the acquisition had an aggregate value of approximately $3.43 million and was subject to certain vesting restrictions tied to employment.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS
Stock repurchase activity during the three months ended April 30, 2015 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans
February 1, 2015 through February 28, 2015	5,161,700	$89.43	5,161,700	$740,432,273
March 1, 2015 through March 31, 2015	591,100	$97.76	591,100	$682,647,670
April 1, 2015 through April 30, 2015	497,642	$97.88	497,642	$633,937,070
Total	6,250,442	$90.89	6,250,442
Note: All of the shares purchased as part of publicly announced plans during the three months ended April 30, 2015 were purchased under a plan we announced on August 19, 2013 under which we were authorized to repurchase up to $2 billion of our common stock from time to time over a four-year period ending on August 19, 2017. At April 30, 2015, authorization from our Board of Directors to expend up to $634 million remained available under that plan. On May 19, 2015 our Board approved a new stock repurchase program under which we are authorized to repurchase up to an additional $2 billion of our common stock from time to time over a four-year period ending on May 19, 2019.

ITEM 6
EXHIBITS
See the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTUIT INC. (Registrant)
Date:	May 22, 2015	By:	/s/ R. NEIL WILLIAMS
R. Neil Williams
Senior Vice President and Chief Financial Officer (Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference

10.01+	Porticor Ltd. 2015 Incentive Plan (incorporated by reference to Exhibit 99.1 (file No. 333-202214) filed on February 20, 2015		X

31.01	Certification of Chief Executive Officer	X

31.02	Certification of Chief Financial Officer	X

32.01*	Section 1350 Certification (Chief Executive Officer)	X

32.02*	Section 1350 Certification (Chief Financial Officer)	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase	X
________________________________

+	Indicates a management contract or compensatory plan or arrangement.
*	This exhibit is intended to be furnished and shall not be deemed “filed” for purposes of the Securities Exchange Act of 1934, as amended.