Form 10-K
period 2015-07-31
INTUIT INC
filed 2015-09-01
CIK 896878

Tables of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________

FORM 10-K

☑	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended July 31, 2015

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of Intuit Inc. outstanding common stock held by non-affiliates of Intuit as of January 30, 2015, the last business day of our most recently completed second fiscal quarter, based on the closing price of $86.82 reported by the NASDAQ Global Select Market on that date, was $23.2 billion.

There were 277,306,606 shares of Intuit voting common stock outstanding as of August 24, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its Annual Meeting of Stockholders to be held on January 21, 2016 are incorporated by reference in Part III of this Annual Report on Form 10-K.

Tables of Contents

INTUIT INC.
FISCAL 2015 FORM 10-K

INDEX

Item		Page
PART I

ITEM 1:	Business	3
ITEM 1A:	Risk Factors	13
ITEM 1B:	Unresolved Staff Comments	23
ITEM 2:	Properties	24
ITEM 3:	Legal Proceedings	24
ITEM 4:	Mine Safety Disclosures	24

PART II

ITEM 5:	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	25
ITEM 6:	Selected Financial Data	28
ITEM 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29
ITEM 7A:	Quantitative and Qualitative Disclosures About Market Risk	44
ITEM 8:	Financial Statements and Supplementary Data	46
ITEM 9:	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	88
ITEM 9A:	Controls and Procedures	88
ITEM 9B:	Other Information	88

PART III

ITEM 10:	Directors, Executive Officers and Corporate Governance	88
ITEM 11:	Executive Compensation	89
ITEM 12:	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	89
ITEM 13:	Certain Relationships and Related Transactions, and Director Independence	90
ITEM 14:	Principal Accountant Fees and Services	90

PART IV

ITEM 15:	Exhibits and Financial Statement Schedules	90

	Signatures	91

EX-10.24
EX-10.25
EX-10.56
EX-10.64
EX-10.75
EX-21.01
EX-23.01
EX-31.01
EX-31.02
EX-32.01
EX-32.02
EX-101.INS XBRL Instance Document
EX-101.SCH XBRL Taxonomy Extension Schema
EX-101.CAL XBRL Taxonomy Extension Calculation Linkbase
EX-101.LAB XBRL Taxonomy Extensions Label Linkbase
EX-101.PRE XBRL Taxonomy Extension Presentation Linkbase
EX-101.DEF XBRL Taxonomy Extension Definition Linkbase

Intuit, the Intuit logo, QuickBooks, TurboTax, Lacerte, ProSeries, and Mint, among others, are registered trademarks and/or registered service marks of Intuit Inc., or one of its subsidiaries, in the United States and other countries. Other parties’ marks are the property of their respective owners.

Tables of Contents

This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. Please see the section entitled “Forward-Looking Statements and Risk Factors” in Item 1A of this Report for important information to consider when evaluating these statements.

PART I

ITEM 1
BUSINESS

CORPORATE BACKGROUND
General
Intuit Inc. creates business and financial management solutions that help simplify the business of life for small businesses, consumers, and accounting professionals. With flagship products and services that include QuickBooks and TurboTax, we help customers solve important business and financial management problems such as running a small business, paying bills, and filing income taxes. ProSeries and Lacerte are Intuit’s leading tax preparation offerings for professional accountants. We had revenue of $4.2 billion in our fiscal year ended July 31, 2015, with approximately 7,700 employees in major offices in the United States, Canada, India, the United Kingdom, Singapore, Australia, and other locations at that time.
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
As emerging technology and market trends change the way people live and work, we change, too. We’ve adapted our product line, moving from the desktop to the Internet and mobile devices. By offering many services online, we’re connecting customers to our solutions and with each other in ways that add more value to our products and services.

Tables of Contents

Our growth strategy is described below and focuses on two key outcomes:

•	To be the operating system behind small business success.

•	To do the nations’ taxes in the United States and Canada.
We apply this vision globally, helping our customers expand their business to domestic and global markets, creating and selling our own products internationally, and extending our recruiting efforts to new countries to find best-in-class talent.
Our Business Portfolio
We organize our businesses into three reportable segments – Small Business, Consumer Tax, and Professional Tax.
Small Business: This segment targets small businesses and the accounting professionals who serve them and includes QuickBooks financial and business management online services and desktop software, payroll solutions, and payment processing solutions.
Consumer Tax: This segment targets consumers and includes TurboTax income tax preparation products and services.
Professional Tax: This segment targets professional accountants in the U.S. and Canada and includes Lacerte, ProSeries, ProFile, and Intuit Tax Online professional tax products and services.
Recent Developments. In the fourth quarter of fiscal 2015, management approved a divestiture plan and an organizational realignment to increase our focus on the two strategic outcomes described in “Intuit’s Mission” above. The divestiture plan included our Demandforce and QuickBase businesses, which were part of the Small Business segment, and our Quicken business, which was part of the Consumer Ecosystem product line in the former Consumer segment. As a result, we classified these three businesses as discontinued operations in the fourth quarter of fiscal 2015 and have not included them in the description of our portfolio of businesses above. The remaining components of the Consumer Ecosystem product line are now included in the Small Business segment and the former Consumer segment is now called the Consumer Tax segment.
Our Growth Strategy
Based on our assessment of key technology and demographic trends – an increasingly borderless world, the prevalence of mobile devices, and the scalability of the cloud – we see significant opportunities to drive future growth by continuing to solve the unmet needs of consumers, small businesses, and accounting professionals. Our evolving growth strategy includes three key elements:

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

•
Leveraging our data for our customers’ benefit – we call it “Using data to create delight.” Our customers generate valuable data that we seek to appropriately use to deliver better products and breakthrough benefits by eliminating the need to enter data, helping them make better decisions, and improving transactions and interactions.

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
We continue to make significant progress in this environment. Connected services (total service and other revenue) generated $3.0 billion or 73 percent of our total revenue in fiscal 2015, compared with about 50 percent of our total revenue seven years ago.

Tables of Contents

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
PRODUCTS AND SERVICES
During fiscal 2015 we offered our products and services in the three segments described in “Business Overview” above. The following table shows the classes of similar products or services that accounted for 10% or more of total net revenue within the last three fiscal years.

	Fiscal 2015	Fiscal 2014	Fiscal 2013

Small Business	50%	51%	50%
Consumer Tax	43%	39%	40%
Professional Tax	7%	10%	10%
Our products and services are described below. International total net revenue was less than 5% of consolidated total net revenue for fiscal 2015, fiscal 2014, and fiscal 2013. See Item 1A, “Risk Factors and Forward-Looking Statements – Our international operations are subject to increased risks which may harm our business, operating results, and financial condition,” for a discussion of risks relating to our international operations.
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
Small Business Online Ecosystem Solutions
QuickBooks Online. Our QuickBooks Online offerings bring small business users and accounting professionals financial management tools that are designed to be easy to use and are accessible from personal computers and mobile devices. QuickBooks Online users can track income and expenses, create invoices and estimates, manage and pay bills, and review a variety of financial reports. Our online offerings for small businesses include QuickBooks Self Employed, for independent contractors and solo entrepreneurs; QuickBooks Online Simple Start, for smaller, less complex businesses; and QuickBooks Online Essentials and QuickBooks Online Plus, for progressively larger and more complex businesses. Our online offering for accounting professionals is QuickBooks Online Accountant, which provides the tools and file-sharing capabilities they need to efficiently complete bookkeeping and financial reporting tasks.
Our QuickBooks ProAdvisor Program to support online clients is a subscription-based membership for professional accountants that provides Quickbooks Online Accountant and QuickBooks Online Payroll services, technical support, training, product certification, access to marketing tools, and discounts on Intuit products and services purchased on behalf of clients.
Online Payroll Solutions. We offer two online payroll solutions that are sold on a subscription basis and seamlessly integrate with our Quickbooks Online and QuickBooks desktop offerings. QuickBooks Online Payroll includes online payroll processing, direct deposit of employee paychecks, payroll reports, electronic payment of federal and state payroll taxes, and electronic filing of federal and state payroll tax forms. QuickBooks Full Service Payroll provides comprehensive payroll services to QuickBooks customers who prefer not to perform payroll tasks themselves.
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
Intuit Full Service Payroll provides comprehensive payroll services to customers who prefer not to perform payroll tasks themselves and does not require the use of QuickBooks. This offering is sold on a subscription basis and includes processing of

Tables of Contents

payrolls based on information submitted online by the payroll customer, direct deposit of employee paychecks, electronic payment of federal and state payroll taxes, electronic filing of federal and state payroll tax forms, and preparation and issuance of year end W-2 forms.
Online Payments Solutions. We offer a full range of merchant services to small businesses that include credit card, debit card, electronic benefits, and gift card processing services; check verification, check guarantee, and electronic check conversion, including automated clearing house (ACH) capabilities; and Web-based transaction processing services for online merchants. In addition to transaction processing services, we provide a full range of support for our clients that includes customer service, merchant and consumer collections, chargeback and retrieval support, and fraud and loss prevention screening.
We also offer e-invoicing, which allows small businesses to email invoices directly from QuickBooks with a Pay Now link and enables customers to pay instantly online or from their mobile device.
GoPayment allows users to accept credit card payments using a smartphone or tablet device. They can enter the credit card information manually or use a card swiper that attaches to the phone to capture the information. They can also send electronic receipts to their customers via e-mail or text message.
Intuit Developer Group. The Intuit Developer Group provides the tools developers need to create online and mobile applications that add value to QuickBooks. The platform allows developers to build applications that integrate with QuickBooks data and solve the unique needs of our customers. Developers can create applications using any development platform they choose, and must pass a standards and security check before offering their programs to customers. All applications are available through the Intuit App Center at apps.com. Here QuickBooks users can find, buy and use applications connected to the platform. A growing number of companies offer applications built for the platform, including PayPal, Shopify, Square, and Bill.com.
Small Business Desktop Ecosystem Solutions
QuickBooks. Our desktop software offerings include QuickBooks Pro and QuickBooks Desktop for Mac, which provide accounting functionality for small businesses, and QuickBooks Premier, which provides small businesses with advanced accounting functionality and business planning tools. QuickBooks Pro Plus and QuickBooks Premier Plus are subscription versions of these offerings. QuickBooks Enterprise Solutions is designed for larger businesses. Our Premier and Enterprise products provide industry-specific reports and features for a range of industries, including Contractor, Manufacturing and Wholesale, Nonprofit, and Retail.
Our offerings for accounting professionals include QuickBooks Accountant desktop software and QuickBooks Accountant Plus subscriptions. They provide the tools and file-sharing capabilities needed to efficiently complete bookkeeping and financial reporting tasks. Our QuickBooks ProAdvisor Program Desktop Add-On is a subscription-based membership for professional accountants that provides QuickBooks Accountant Plus, QuickBooks Enterprise Solutions Accountant, QuickBooks Desktop for Mac, QuickBooks Point of Sale Multi Store, technical support, training, product certification, access to marketing tools, and discounts on Intuit products and services purchased on behalf of clients.
Desktop Payroll Solutions. QuickBooks Payroll is a family of products sold on a subscription basis to small businesses that use QuickBooks desktop software and prepare their own payroll or want some assistance with preparing their payroll. It is also sold to accountants who use QuickBooks desktop software and help their clients manage their payrolls. The product family includes:

•	QuickBooks Basic Payroll, which provides payroll tax tables, direct deposit of employee paychecks, and payroll reports;

•
QuickBooks Enhanced Payroll, which provides payroll tax tables, direct deposit of employee paychecks, payroll reports, federal and state payroll tax forms, and eFile & Pay for federal and state payroll taxes; and

•	QuickBooks Enhanced Payroll for Accountants, which has several accountant-specific features in addition to the features in QuickBooks Enhanced Payroll.
We also offer QuickBooks Assisted Payroll, through which we provide the back-end aspects of payroll processing, including tax payments and filings, for customers who process their payrolls using QuickBooks desktop software.
Desktop Payments Solutions. We offer a full range of merchant services to small businesses that include credit card, debit card, electronic benefits, and gift card processing services; check verification, check guarantee, and electronic check conversion, including automated clearing house (ACH) capabilities. In addition to transaction processing services, we provide a full range of support for our clients that includes customer service, merchant and consumer collections, chargeback and retrieval support, and fraud and loss prevention screening.

Tables of Contents

We also offer e-invoicing, which allows small businesses to email invoices directly from QuickBooks with a Pay Now link and enables customers to pay instantly online or from their mobile device.
We offer Basic, Pro, and Multi Store versions of QuickBooks Point of Sale, which helps retailers process sales using barcodes, track inventory and customer purchases, and integrates with QuickBooks Pro, Premier, and Enterprise Solutions. The Point of Sale Pro version has advanced inventory and employee commission tracking capabilities. The Point of Sale Multi Store version provides all of the features of the Point of Sale Pro version and the ability to manage multiple stores from a single office. We sell these software products with or without the accompanying hardware and technical support.
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
Financial Supplies. We offer a range of financial supplies designed for small businesses and individuals that use QuickBooks. These include standard paper checks and Secure Plus checks with CheckLock™ fraud protection features; envelopes, invoices and deposit slips; and business identity products such as business cards and stationery. We also offer tax forms, tax return presentation folders and other supplies for professional tax preparers.
Consumer Tax
Our TurboTax products and services are designed to enable individuals to prepare and file their own federal and state personal income tax returns quickly and accurately. They are designed to be easy to use, yet sophisticated enough for complex tax returns. Most of these offerings are available on mobile devices such as smartphones and tablets.
Tax Return Preparation Offerings. For the U.S. 2014 tax season we offered a range of software products and services that included TurboTax Basic, for simple returns; TurboTax Deluxe, for taxpayers who itemize deductions; TurboTax Premier, for taxpayers who own investments or rental property; and TurboTax Home and Business, for small business owners. We also offered TurboTax Free Edition for the simplest returns. We offered live tax advice from U.S.-based tax professionals to TurboTax customers during the 2014 tax season. TurboTax Answer Exchange is an online forum where participants can learn from and share information with other users while preparing their income tax returns. Our TurboTax Canada offerings consist of desktop, online, and mobile offerings.
Electronic Filing and Other Services. Our desktop, online, and mobile tax preparation customers can electronically file their federal and state income tax returns through our electronic filing center. For the 2014 tax season our online tax preparation and filing services were offered through the websites of thousands of financial institutions, electronic retailers, and other online merchants, and on Yahoo!® Finance Tax Center, MSN Money® Tax Center, and AOL DailyFinance Tax Center. Financial institutions can offer our online tax preparation and filing services to their customers through a link to TurboTax Online. For the 2014 tax season we also offered TurboTax customers the option to receive their income tax refunds on a prepaid debit card that we provided through a partner.
Intuit Tax Freedom Project. Under the Intuit Tax Freedom Project, we provide online federal and state income tax return preparation and electronic filing services at no charge to eligible taxpayers. For the 2014 tax season we provided approximately 1.1 million free federal returns under this initiative. We are a member of the Free File Alliance, a consortium of private sector companies that has entered into an agreement with the federal government to provide free online federal tax preparation and filing services to eligible taxpayers. See also “Competition – Consumer Tax Segment” later in this Item 1 for more information on the Free File Alliance.
Professional Tax
Our Professional Tax offerings enable accountants to accurately and efficiently complete a full range of consumer, small business and commercial federal and state tax returns with both desktop and online offerings. Lacerte is designed for full service accounting firms who handle more complex returns. We offer two versions of our ProSeries software: ProSeries Professional Edition, designed for year-round tax practices handling moderately complex tax returns, and ProSeries Basic Edition, designed for the needs of smaller and seasonal tax practices. Intuit Tax Online is our cloud-based solution which is designed for year-round practices who prepared moderately complex consumer and small business returns and integrates with our QuickBooks Online offerings. ProFile is our Canadian tax offering which serves year-round full service accounting firms for both consumer and business tax returns. We offer a variety of tax-related services that compliment the tax return preparation process including year-round document storage and access, collaboration services, e-signature, bank products, and options for consumers to receive their tax refund on a debit card provided through a partner.

Tables of Contents

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
Our traditional desktop software products – QuickBooks, TurboTax, Lacerte, and ProSeries – tend to have predictable annual development and product release cycles. We also develop innovative new offerings, including mobile applications, for which development cycles are often more rapid. Developing consumer and professional tax software and services presents unique challenges because of the demanding development cycle required to accurately incorporate federal and state tax law and tax form changes within a rigid timetable. The development timing for our small business payroll and merchant payment processing services offerings varies with business needs and regulatory requirements and the length of the development cycle depends on the scope and complexity of each project.
We continue to make substantial investments in research and development, and we expect to focus our future research and development efforts on enhancing existing products and services and on developing new products and services, including new mobile and global offerings. We also expect to continue to focus significant research and development efforts on ongoing projects to update the technology platforms for several of our offerings. Our research and development expenses were $798 million or 19% of total net revenue in fiscal 2015; $714 million or 17% of total net revenue in fiscal 2014; and $647 million or 17% of total net revenue in fiscal 2013.
SEASONALITY
Our Consumer Tax, Professional Tax, and QuickBooks offerings have significant and distinct seasonal patterns. As a result, our total net revenue is usually highest during our second quarter ending January 31 and third quarter ending April 30. We typically report losses in our first quarter ending October 31 and fourth quarter ending July 31, when our total net revenue is lower but core operating expenses such as research and development continue at relatively consistent levels. Although the seasonal patterns for all three of our reporting segments continue to evolve as described below, we expect the overall seasonality of our business to continue to have a significant impact on our quarterly financial results in the future.
Our Consumer Tax and Professional Tax offerings are highly seasonal. Sales of income tax preparation products and services are heavily concentrated from November through April. In addition, an increasing proportion of our Consumer Tax revenue has been shifting to later in this seasonal period and we expect that trend to continue in the future. This is due in part to the growth in sales of TurboTax Online, for which we recognize revenue toward the end of the tax preparation process, when tax returns are printed or electronically filed. The seasonality of our Consumer Tax and Professional Tax revenue is also affected by the timing of the availability of tax forms from taxing agencies and the ability of those agencies to receive electronic tax return submissions. Delays in the availability of tax forms or the ability of taxing agencies to receive submissions can cause Consumer Tax and Professional Tax revenue to shift between our fiscal quarters. In fiscal 2015 we began delivering ongoing enhancements and certain connected services for our Professional Tax desktop software offerings. As a result of this change, we recognize revenue for these offerings as services are provided through the end of each calendar year.
In our Small Business segment, prior to fiscal 2015 we launched annual releases of our QuickBooks desktop software products each fall and revenue for those products tended to be highest around calendar year end, during our second and third fiscal quarters. Starting with QuickBooks 2015, which was released in the first quarter of fiscal 2015, we began delivering ongoing enhancements and certain connected services for our QuickBooks desktop software products. As a result of this change, we recognize revenue for these QuickBooks desktop products as services are provided over approximately three years. Customers are also increasingly choosing the online and subscription versions of our QuickBooks offerings, for which we recognize revenue as the services are provided. Customer acquisition for these offerings tends to be highest around calendar year end, during our second and third fiscal quarters. For these reasons, the seasonality of our Small Business segment revenue has started to become less pronounced and we expect that trend to continue in the future.

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
Marketing Programs
To sell our products and services to small businesses, consumers, and accounting professionals, we use a variety of traditional and innovative marketing programs to generate software orders, stimulate demand, and generally maintain and increase customer awareness of our product portfolio. These programs include: Internet marketing and targeted advertising, such as search engine optimization and purchasing keywords from major search engine companies; placing and promoting our mobile applications in proprietary online stores; direct-response mail and e-mail campaigns; telephone solicitations; newspaper, magazine, billboard, radio and television advertising; social media campaigns; and coordinated promotional offers with major retailers. We also use workflow-integrated, in-product discovery in some of our software products to market other related products and services, including third-party products and services. In addition, we create marketing campaigns that attract new users through free promotional offerings that are designed to ultimately convert them to paying customers.
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
Direct Sales Channel. We sell many of our products and services for small businesses, consumers, and accounting professionals directly through our websites and call centers. Telesales continues to be an effective channel for serving customers that want live help to select the products and services that are right for their needs. We also have a direct sales force that calls on U.S. and international accountant firms and seeks to increase their awareness and useage of our Small Business ecosytem solutions.
Retail Channel. We sell our QuickBooks and TurboTax desktop software as well as payroll services and merchant credit card payment processing services at retail locations across the United States. We sell these products and services directly and through distributors to office supply superstores, warehouse clubs, consumer electronics retailers, general mass merchandisers, online retailers, and catalogs. In Canada and other international markets we also rely on distributors and other third parties who sell products into the retail channel. The retail channel provides broad customer reach through retailer-sponsored advertising and exposure to retail foot traffic. This channel also gives us the opportunity to communicate our products, services and messages through multiple touch points and allows us to serve our customers at relatively modest cost.
Online Mobile Application Stores. We distribute many of our offerings for mobile devices through proprietary online stores that provide applications for specific devices. These include the Apple App Store, which provides apps for the Apple iPhone and iPad, and Google’s Play Store, which provides apps for Android-compatible smartphones and tablets.
Other Channels. We have strategies to address the alliance partner and solution provider channels. We sell our consumer and small business products and services through selected alliance partners, primarily financial institutions and target partners. These alliance partners help us reach new customers at the point of need and drive growth and market share by extending our online reach. Solution providers combine our products and services with value-added marketing, sales, and technical expertise to deliver a complete solution at the local level. As we expand our mobile and global offerings, we expect that strategic partnerships will become increasingly important to our business.
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
Consumer Tax Segment. In our Consumer Tax segment, our future growth depends on our ability to attract new customers to the self-preparation tax category from tax stores and other tax preparers. In the U.S. private sector we face intense competition from H&R Block, which provides tax preparation services in its stores and a competing software offering called H&R Block At Home. We also face competition from several other large tax preparation service providers, from a myriad of small tax preparers, and from numerous online self-preparation offerings, including Blucora’s TaxACT. In Canada, our TurboTax Canada offerings face competition from H&R Block, SimpleTax, StudioTax, and U-File. These competing offerings subject us to significant price pressure in both the U.S. and Canada.
We also face competitive challenges from publicly funded government entities that offer electronic tax preparation and filing services at no cost to individual taxpayers. We are a member of the Free File Alliance, a consortium of private sector companies that has entered into an agreement with the federal government. Under this agreement, the member companies provide online federal tax preparation and filing services at no cost to eligible federal taxpayers, and the federal government has agreed not to provide a competing service. Approximately 22 states have also adopted Free File Alliance public-private agreements while approximately 20 other states offer some form of direct government tax preparation and filing services free to qualified taxpayers. We continue to actively work with others in the private and public sectors to advance the goals of the Free File Alliance policy initiative and to support successful public-private partnerships. However, future administrative, regulatory, or legislative activity in this area could harm our Consumer Tax business.
Professional Tax Segment. In the U.S., Lacerte professional tax offerings face competition from competitively-priced tax and accounting solutions that include integration with non-tax functionality. These include CCH’s ProSystems fx Office Suite and Thomson Reuters’ CS Professional Suite and GoSystems Tax. Our ProSeries professional tax offerings face competition from CCH’s ATX and TaxWise offerings, Drake, and other smaller providers. In Canada, our ProFile professional tax offerings face competition from CCH’s Cantax and Taxprep offerings and from Thomson Reuters’ DTMax and UFile Pro offerings. We also face growing competition from online tax and accounting offerings, which may be marketed more effectively or have lower pricing than our offerings for accounting professionals.

Tables of Contents

Competitive Factors
We believe the most important competitive factors for our core offerings – QuickBooks, TurboTax, Lacerte, and ProSeries – are ease of use, product features, size of the installed customer base, brand name recognition, value proposition, cost, reliability, and product and support quality. Access to distribution channels is also important for our QuickBooks and TurboTax software products. In addition, support from accounting professionals and the ability for customers to upgrade within product families as their businesses grow are significant competitive factors for our QuickBooks products. Productivity is an important competitive factor for the full-service accounting firms to which we market our Lacerte software products. We believe we compete effectively on these factors as our QuickBooks and TurboTax products are the leading products in the U.S. for their respective categories.
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
We offer free self-help information through our technical support websites for our QuickBooks, TurboTax and Professional Tax software products. Customers can also use our websites to find answers to commonly asked questions and check on the status of orders. Under certain paid support plans, customers can also use our websites to receive product updates electronically. Support alternatives and fees vary by product. We sponsor online user communities such as Intuit Community for small businesses and accounting professionals, and TurboTax Answer Exchange, where consumers can share knowledge and product advice with each other. We also offer live tax advice from U.S.-based tax professionals to TurboTax users.
MANUFACTURING AND DISTRIBUTION
Online Products and Services
Intuit’s data centers house most of the systems, networks and databases required to operate and deliver our online products and services. These include QuickBooks Online, online payroll services, merchant payment processing services, TurboTax Online, Intuit Tax Online, and consumer and professional electronic tax filing services. Through our data centers, we connect customers to our products and services and store customer and business information. As our businesses continue to move toward delivering more online and mobile products and services in conjunction with our connected services strategy, we expect that our infrastructure will become even more critical to our business in the future.
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
Desktop Software and Supplies
Although an increasing proportion of our desktop software customers choose to electronically download software, many customers continue to choose to purchase these products in the form of physical media. The key processes in manufacturing desktop software are manufacturing compact discs (CDs) and digital video discs (DVDs), printing boxes and related materials, and assembling and shipping the final products.
For retail manufacturing, we have an agreement with Arvato Digital Services, Inc., a division of Bertelsmann AG, under which Arvato provides a majority of the manufacturing volume for our launches of QuickBooks and TurboTax, as well as for day-to-day replenishment after product launches. Arvato has operations in multiple locations that can provide redundancy if necessary. We also have an agreement with Cinram Corp. under which Cinram provides outsourced manufacturing volume for these launches and for day-to-day replenishment.
For retail distribution, we have an agreement with Arvato under which Arvato handles all logistics services. Our retail product launches are operationally complex. Our model for product delivery for retail launches and replenishment is a hybrid of direct to store deliveries and shipments to central warehouse locations. This allows improved inventory management by our retailers. We also ship products for many of our smaller retail customers through distributors.

Tables of Contents

Arvato also provides most of the manufacturing volume and distribution services for our direct desktop software orders. We have an exclusive agreement with Harland Clarke, a division of M&F Worldwide Corporation, to fulfill orders for all of our printed checks and most other products for our financial supplies business.
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
PRIVACY AND SECURITY OF CUSTOMER INFORMATION AND TRANSACTIONS
We are subject to various federal, state and international laws and regulations and to financial institution and healthcare provider requirements relating to the privacy and security of customer and employee personal information. We are also subject to laws and regulations that apply to the Internet, behavioral tracking and advertising, mobile applications and messaging, telemarketing, e-mail activities, data hosting and retention, financial and health information, and credit reporting. Additional laws in all of these areas are likely to be passed in the future, which could result in significant limitations on or changes to the ways in which we can collect, use, host, store or transmit the personal information and data of our customers or employees, communicate with our customers, and deliver products and services, or may significantly increase our compliance costs. As our business expands to new industry segments and new uses of data that are regulated for privacy and security, or to countries outside the United States that have strict data protections laws, our compliance requirements and costs will increase.
Through a Master Privacy Policy Framework designed to be consistent with globally recognized privacy principles, we comply with United States federal and other country guidelines and practices to help ensure that customers and employees are aware of, and can control, how we use information about them. Our primary websites and online products, such as Intuit.com, QuickBooks and TurboTax, have been certified by TRUSTe, an independent organization that operates a website and online product privacy certification program representing industry standard practices to address users’ and regulators’ concerns about online privacy. We also use privacy statements to provide notice to customers of our privacy practices, as well as provide them the opportunity to furnish instructions with respect to use of their personal information. We participate in industry groups whose purpose is to develop or shape industry best practices, and to influence public policy for privacy and security.
To address security concerns, we use security safeguards to help protect the systems and the information customers give to us from loss, misuse and unauthorized alteration. Whenever customers transmit sensitive information, such as credit card information or tax return data, through one of our websites or products, we use industry standards to encrypt the data as it is transmitted to us. We work to protect our systems from unauthorized internal or external access using numerous commercially available computer security products as well as internally developed security procedures and practices.
GOVERNMENT REGULATION
Our Consumer Tax and Professional Tax segments are subject to federal and state government requirements, including regulations related to the electronic filing of tax returns, the provision of tax preparer assistance, and the use and disclosure of customer information. In addition, we offer certain other products and services to small businesses and consumers, such as payroll, payments and financing, which are also subject to regulatory requirements. As we expand our products and services, both domestically and internationally, we may become subject to additional government regulation. Further, regulators may adopt new laws or regulations or their interpretation of existing laws or regulations may differ from ours or expand to cover additional products and services. These increased regulatory requirements could impose significant limitations on our business and increase our cost of compliance.
We are subject to federal and state laws and government regulations concerning employee safety and health and environmental matters. The Occupational Safety and Health Administration, the Environmental Protection Agency, and other federal and state agencies have the authority to put regulations in place that may have an impact on our operations.

Tables of Contents

INTELLECTUAL PROPERTY
Our success depends on the proprietary technology embodied in our offerings. We protect this proprietary technology by relying on a variety of intellectual property mechanisms, including copyright, patent, trade secret and trademark laws, restrictions on disclosure and other methods. For example, we regularly file applications for patents, copyrights and trademarks and service marks in order to protect intellectual property that we believe is important to our business. We hold a growing patent portfolio that we believe is important to Intuit’s overall competitive advantage, although we are not materially dependent on any one patent or particular group of patents in our portfolio at this time. We also have a number of registered trademarks that include Intuit, QuickBooks, TurboTax, Lacerte, ProSeries, and Mint. We have registered these and other trademarks and service marks in the United States and, depending on the relevance of each brand to other markets, in many foreign countries. Most registrations can be renewed perpetually at 10-year intervals. We also license intellectual property from third parties for use in our products.
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
EMPLOYEES
As of July 31, 2015, we had approximately 7,700 full-time employees in major offices in the United States, Canada, India, the United Kingdom and other locations. We also employ a significant number of seasonal and contract employees during the second and third quarters of our fiscal years to support our consumer tax customers. For example, at the peak of the 2014 tax season we employed approximately 985 seasonal employees. We believe our future success and growth will depend on our ability to attract and retain qualified employees in all areas of our business. We do not currently have any collective bargaining agreements with our employees, and we believe employee relations are generally good. Although we have employment-related agreements with a number of key employees, these agreements do not guarantee continued service. We believe we offer competitive compensation and a good working environment. We were named one of Fortune magazine’s “100 Best Companies to Work For” in each of the last fourteen years. However, we face intense competition for qualified employees, and we expect to face continuing challenges in recruiting and retention.

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

•
Our expectation that we will expand our third party technology relationships and strategic partnerships as we continue to pursue our connected services strategy and expand our mobile and global offerings;

•	our expectation that we will continue to invest significant resources in our product development, marketing and sales capabilities;

•	our expectation that we will continue to invest significant management attention and resources in our information technology infrastructure and in our privacy and security capabilities;

•	our expectation that we will work with the broader industry and government to protect our customers from fraud;

•	our expectation that we will be able to protect our customers’ data and prevent third parties from using stolen customer information to perpetrate fraud in our tax and other offerings;

•	our belief that our recent financial performance has not been materially adversely affected by fraudulent activity or the actions we have taken to combat it;

•	our expectation that we will generate significant cash from operations;

•	our expectation that connected services revenue as a percentage of our total revenue will continue to grow;

•	our expectations regarding the development of future products, services, business models and technology platforms and our research and development efforts;

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

Tables of Contents

•	our expectation that we will return excess cash generated by operations to our stockholders through repurchases of our common stock and the payment of cash dividends;

•
our assessments and beliefs regarding the future outcome of pending legal proceedings and inquiries by regulatory authorities, the liability, if any, that Intuit may incur as a result of those proceedings and inquiries, and the impact of any potential losses associated with such proceedings or inquiries on our financial statements.

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

A number of our businesses also derive a significant amount of their sales from one-time upfront license fees and rely on customer upgrades and service offerings to generate a significant portion of their revenues. In addition, our consumer and professional tax businesses depend significantly on revenue from customers who return each year to use our updated tax preparation and filing software and services. As our existing products mature, encouraging customers to purchase product upgrades becomes more challenging unless new product releases provide features and functionality that have meaningful incremental value. If we are not able to develop and clearly demonstrate the value of new or upgraded products or services to our customers, our revenues may be harmed. In addition, as we continue to introduce and expand our new business models, including offerings that are subscription-based or that are free to end users, we may be unsuccessful in monetizing or increasing customer adoption of these offerings.

The number of people who access products and services through devices other than personal computers, including mobile phones, smartphones, and handheld computers such as tablets, continues to increase. We have devoted significant resources to

Tables of Contents

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

We host, collect, use and retain large amounts of sensitive and personal customer information and data, including credit card information, tax return information, bank account numbers and passwords, personal and business financial data and transactions, social security numbers, healthcare information and payroll information. In addition, we collect and maintain

Tables of Contents

sensitive and personal information of our employees in the ordinary course of our business. The volume of sensitive and personal information that we collect has been increasing and will continue to increase as we further transition our businesses to connected services. We and our vendors use commercially available security technologies to protect this information and data, and we also use security and business controls to limit access to and use of such sensitive and personal customer information and data. However, such measures cannot provide absolute security, and we have experienced instances in the past where criminals, using stolen identity information obtained outside of our systems, have gained unauthorized and illegal access to our customers’ data. As the accessibility of stolen identity information increases, we may experience additional instances of unauthorized and illegal access to our systems using our customers’ stolen identity information in the future. In addition, third parties may fraudulently induce employees, customers, or users to disclose sensitive information in order to gain access to our data or customers’ data. The security measures that we implement may not be able to prevent access to our systems from unauthorized users who have fraudulently obtained our customers’ personal information. In addition, because the techniques used to obtain unauthorized access change frequently and may be difficult to detect for long periods of time, we may be unable to anticipate these techniques or implement adequate preventive measures. A major breach of our security measures or those of third parties that provide hosting services or have access to our sensitive and personal customer information may have serious negative consequences for our businesses, including possible fines, penalties and damages, reduced customer demand for our services, material harm to our reputation and brands, further regulation and oversight by federal or state agencies, and loss of our ability to provide financial transaction services or accept and process customer credit card orders or tax returns.

From time to time, we detect, or receive notices from customers or public or private agencies that they have detected, vulnerabilities in our servers, our software or third-party software components that are distributed with our products or fraudulent activity by unauthorized persons utilizing our products with stolen customer identity information. The existence of such vulnerabilities or fraudulent activity, even if they do not result in a security breach, may undermine customer confidence as well as the confidence of government agencies that we rely on to ensure that we can implement our offerings and require substantial resources to address, and we may not be able to discover or remediate such security vulnerabilities before they are exploited. In addition, our technologies, systems, and networks and our customers’ devices have been subject to, and are likely to continue to be the target of, cyber attacks, computer viruses, worms, phishing attacks, malicious software programs and other information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of our customers’ sensitive and personal information and data, or otherwise disrupt our or our customers’ or other third parties’ business operations. Although this is an industry-wide problem that affects software across platforms, it is increasingly affecting our offerings because cybercriminals tend to focus their efforts on well-known offerings that are popular among customers, and we expect them to continue to do so. If these cybercriminals are able to circumvent our security measures, or if we are unable to detect an intrusion into our systems and contain such intrusion in a reasonable amount of time, our customers’ sensitive and personal information and data may be compromised.

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

Tables of Contents

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

We have also started to increasingly utilize the distribution platforms of third parties like Apple’s App Store and Google’s Play Store for the distribution of certain of our product offerings. Although we benefit from the strong brand recognition and large user base of these distribution platforms to attract new customers, the platform owners have wide discretion to change the pricing structure, terms of service and other policies with respect to us and other developers. Any adverse changes by these third parties could adversely affect our financial results.

Increased government regulation of our businesses may harm our operating results.

The Company is subject to federal, state and local laws and regulations that affect the Company’s activities, including, without limitation, areas of labor, advertising, tax, financial services, data privacy and security requirements, digital content, consumer protection, real estate, billing, e-commerce, promotions, quality of services, intellectual property ownership and infringement, import and export requirements, anti-corruption, foreign exchange controls and cash repatriation restrictions, anti-competition, environmental, health and safety. There have been significant new regulations and heightened focus by the government on many of these areas, as well as in areas such as insurance and healthcare (including, for example, the Affordable Care Act). As we expand our products and services and revise our business models, both domestically and internationally, we may become subject to additional government regulation or increased regulatory scrutiny. Further, regulators may adopt new laws or regulations or their interpretation of existing laws or regulations may differ from ours as well as the laws of other jurisdictions in which we operate. These regulatory requirements could impose significant limitations, require changes to our business, require notification to customers or employees of a security breach, restrict our use of personal information, or cause changes in customer purchasing behavior which may make our business more costly, less efficient or impossible to conduct, and may require us to modify our current or future products or services, which may harm our future financial results. For example, as our business continues to expand to new industry segments that may be more highly regulated for privacy and data security, and to countries outside the United States that have more strict data protection laws, our compliance requirements and costs may increase. We have incurred – and may continue to incur – significant expenses to comply with mandatory privacy and security standards and protocols imposed by law, regulation, industry standards or contractual obligations.

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

Tables of Contents

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

Our Consumer Tax, Professional Tax, and QuickBooks offerings have significant and distinct seasonal patterns. This has caused significant fluctuations in our quarterly financial results. Sales of income tax preparation products and services are heavily concentrated from November through April. Revenue from our QuickBooks offerings tends to be highest around calendar year end, during our second and third fiscal quarters. These seasonal patterns mean that our total net revenue is usually highest during the second and third fiscal quarters ending January 31 and April 30. We typically experience lower total net revenues, and operating losses, in the first and fourth fiscal quarters ending October 31 and July 31. In the near term we expect the seasonality of our overall business to continue. In the longer term we expect the seasonality of certain of our businesses to diminish due to our decision to deliver ongoing enhancements and certain connected services for desktop offerings sold after fiscal 2014 and due to increasing customer preference for online and subscription versions of our offerings, but we expect the seasonality of certain other businesses, particularly our consumer and professional tax businesses, to continue. Our financial results may also fluctuate from quarter to quarter and year to year due to a variety of factors, including factors that may affect the timing of revenue recognition. These include changes to our offerings that result in the inclusion or exclusion of ongoing services; changes in product pricing strategies or product sales mix; the timing of the availability of federal and state tax forms from taxing agencies and the ability of those agencies to receive electronic tax return submissions; changes in consumer behavior; and the timing of our discontinuation of support for older product offerings. Other factors that may affect our quarterly or annual financial results include the timing of acquisitions, divestitures, and goodwill and acquired intangible asset impairment charges. Any fluctuations in our operating results may adversely affect our stock price.

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

In addition to uncertainty about our ability to generate revenues from our foreign operations and expand into international markets, there are risks inherent in doing business internationally, including:

•	different or more restrictive privacy, data protection and other laws that could require us to make changes to our products, services and operations;

•	difficulties in developing, staffing, and simultaneously managing a large number of varying foreign operations as a result of distance, language, and cultural differences;

•	stringent local labor laws and regulations;

•	credit risk and higher levels of payment fraud;

•	profit repatriation restrictions, and foreign currency exchange restrictions;

•	geopolitical events, including natural disasters, acts of war and terrorism;

Tables of Contents

•	import or export regulations;

•	compliance with U.S. laws such as the Foreign Corrupt Practices Act, and local laws prohibiting corrupt payments to government officials;

•	antitrust and competition regulations;

•	potentially adverse tax developments;

•	economic uncertainties relating to European sovereign and other debt;

•	trade barriers and changes in trade regulations;

•	political or social unrest, economic instability, repression, or human rights issues; and

•	risks related to other government regulation or required compliance with local laws.
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

Our acquisitions have resulted in significant expenses, including amortization and impairment of acquired technology and other acquired intangible assets, and impairment of goodwill. Total costs and expenses in these categories were approximately $339 million in fiscal 2015, $25 million in fiscal 2014, and $76 million in fiscal 2013. Although under current accounting rules goodwill is not amortized, we may incur impairment charges related to the goodwill already recorded and to goodwill arising out of future acquisitions. We test the impairment of goodwill annually in our fourth fiscal quarter or more frequently if indicators of impairment arise. The timing of the formal annual test may result in charges to our statement of operations in our fourth fiscal quarter that may not have been reasonably foreseen in prior periods. The total costs and expenses for fiscal 2015 and fiscal 2013 included goodwill and intangible asset impairment charges of $297 million and $46 million. At July 31, 2015, we had $1.3 billion in goodwill and $87 million in net acquired intangible assets on our balance sheet, both of which may be subject to impairment charges in the future. New acquisitions, and any impairment of the value of acquired intangible assets, may have a significant negative impact on our future financial results.

Tables of Contents

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

In fiscal 2007 we issued $500 million in senior unsecured notes due in March 2017. As the debt matures, we will have to expend significant resources to either repay or refinance these notes. If we decide to refinance the notes, we may be required to do so on different or less favorable terms or we may be unable to refinance the notes at all, both of which may adversely affect our financial condition.

Tables of Contents

We also have a $500 million five-year revolving credit facility. We may use the proceeds of any advances against the credit facility for general corporate purposes, including future acquisitions and share repurchases.

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
Our stock price is subject to changes in recommendations or earnings estimates by financial analysts, changes in investors’ or analysts’ valuation measures for our stock, our credit ratings and market trends unrelated to our performance. Furthermore, speculation in the press or investment community about our strategic position, financial condition, results of operations, business or security of our products, can cause changes in our stock price. These factors, as well as general economic and political conditions and the timing of announcements in the public market regarding new products, product enhancements or technological advances by our competitors or us, and any announcements by us of acquisitions, major transactions, or management changes may adversely affect our stock price. Further, any changes in the amounts or frequency of share repurchases or dividends may also adversely affect our stock price. A significant drop in our stock price could expose us to the risk of securities class actions lawsuits, which may result in substantial costs and divert management’s attention and resources, which may adversely affect our business.

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

Tables of Contents

ITEM 1B
UNRESOLVED STAFF COMMENTS

None.

ITEM 2
PROPERTIES

Our principal locations, their purposes and the expiration dates for the leases on facilities at those locations as of July 31, 2015 are shown in the table below. We have renewal options on many of our leases.

Location	Purpose	Approximate Square Feet	Principal Lease Expiration Dates

Mountain View and Menlo Park, California	Corporate headquarters and principal offices for Small Business segment	866,000	2024 - 2026
San Diego, California	Principal offices for Consumer Tax segment	466,000	2017
Bangalore, India	Principal offices for Intuit India	359,000	2015 - 2022
Quincy, Washington	Primary data center	240,000	Owned
San Francisco, California	Principal offices for Demandforce business	216,000	2015 - 2025
Woodland Hills, California	Principal offices for Small Business payment solutions business	168,000	2018
Plano, Texas	Principal offices for Professional Tax segment and data center	166,000	2026
We own buildings comprising approximately 169,000 square feet of the total square feet shown in the table above for our Mountain View and Menlo Park, California headquarters facility. We also lease or own facilities in a number of smaller domestic locations and internationally in Canada, the United Kingdom, Singapore, Australia, and several other locations. We believe our facilities are suitable and adequate for our current and near-term needs, and that we will be able to locate additional facilities as needed. See Note 9 to the financial statements in Item 8 of this Annual Report for more information about our lease commitments.

ITEM 3
LEGAL PROCEEDINGS

Intuit has been contacted by regulatory authorities, including Congress, the Federal Trade Commission, the SEC, the Department of Justice and certain state Attorneys General, in connection with the increase during the 2015 tax season in attempts by criminals using stolen identity information to file fraudulent tax returns and claim refunds at the state and federal levels. Intuit is cooperating with all such government inquiries, including formal requests for information. In addition, we are the subject of certain actions, including putative class action lawsuits by individuals who claim to have suffered damages in connection with the foregoing events. We believe that the allegations contained within these lawsuits are without merit, and we intend to vigorously defend against them.

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

Tables of Contents

ITEM 4
MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5
MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for Common Stock

Intuit’s common stock is quoted on the NASDAQ Global Select Market under the symbol “INTU.” The following table shows the range of high and low sale prices reported on the NASDAQ Global Select Market for the periods indicated. The closing price of Intuit’s common stock on August 24, 2015 was $84.25.

	High	Low
Fiscal year ended July 31, 2014
First quarter	$71.97	$61.50
Second quarter	77.78	70.81
Third quarter	82.40	69.02
Fourth quarter	83.54	73.50

Fiscal year ended July 31, 2015
First quarter	$88.84	$77.96
Second quarter	95.84	84.75
Third quarter	102.17	85.77
Fourth quarter	109.21	99.02
Stockholders
As of August 24, 2015 we had approximately 535 record holders and approximately 126,000 beneficial holders of our common stock.
Dividends
We declared and paid quarterly cash dividends that totaled $1.00 per share of outstanding common stock or $283 million during fiscal 2015; $0.76 per share of outstanding common stock or $220 million during fiscal 2014; and $0.68 per share of outstanding common stock or $203 million during fiscal 2013. In August 2015 our Board of Directors declared a quarterly cash dividend of $0.30 per share of outstanding common stock payable on October 19, 2015 to stockholders of record at the close of business on October 12, 2015. We currently expect to continue to pay comparable cash dividends on a quarterly basis in the future; however, future declarations of dividends and the establishment of future record dates and payment dates are subject to the final determination of our Board of Directors.
Recent Sales of Unregistered Securities
None.

Tables of Contents

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Stock repurchase activity during the three months ended July 31, 2015 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans

May 1, 2015 through May 31, 2015	86,141	$99.85	86,141	$2,625,335,758
June 1, 2015 through June 30, 2015	—	$—	—	$2,625,335,758
July 1, 2015 through July 31, 2015	—	$—	—	$2,625,335,758
Total	86,141	$99.85	86,141
Note: All of the shares purchased as part of publicly announced plans during the three months ended July 31, 2015 were purchased under a plan we announced on August 19, 2013 under which we are authorized to repurchase up to $2 billion of our common stock from time to time over a four-year period ending on August 19, 2017. At July 31, 2015, authorization from our Board of Directors to expend up to $625 million remained available under that plan. On May 19, 2015 our Board approved a new stock repurchase program under which we are authorized to repurchase up to an additional $2 billion of our common stock from time to time over a four-year period ending on May 19, 2019.

Tables of Contents

Company Stock Price Performance
The graph below compares the cumulative total stockholder return on Intuit common stock for the last five full fiscal years with the cumulative total returns on the S&P 500 Index and the Morgan Stanley Technology Index for the same period. The graph assumes that $100 was invested in Intuit common stock and in each of the other indices on July 31, 2010 and that all dividends were reinvested. Intuit did not pay cash dividends prior to fiscal 2012. The comparisons in the graph below are based on historical data – with Intuit common stock prices based on the closing price on the dates indicated – and are not intended to forecast the possible future performance of Intuit’s common stock.

	July 31, 2010	July 31, 2011	July 31, 2012	July 31, 2013	July 31, 2014	July 31, 2015
Intuit Inc.	$100.00	$117.48	$147.59	$164.38	$212.97	$277.78
S&P 500	$100.00	$119.65	$130.58	$163.22	$190.87	$212.26
Morgan Stanley Technology Index	$100.00	$122.62	$136.46	$144.66	$185.39	$208.08

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
In fiscal 2007 we issued $1 billion in senior notes and in fiscal 2012 we repaid $500 million of those notes when they became due using cash from operations. The remaining senior notes are due in March 2017. In fiscal 2011 through fiscal 2015 we acquired several companies and we have included the results of operations for each of them in our consolidated results of operations from their respective dates of acquisition.
In fiscal 2013 we completed the sale of our Intuit Websites business and in fiscal 2014 we completed the sales of our Intuit Financial Services and Intuit Health businesses. In the fourth quarter of fiscal 2015 we determined that our Demandforce, QuickBase, and Quicken businesses became long-lived assets held for sale. We accounted for all of these businesses as discontinued operations and have therefore reclassified our statements of operations for all periods presented below to reflect them as such. We have also reclassified our balance sheets for all periods presented below to reflect Intuit Financial Services, Demandforce, QuickBase, and Quicken as discontinued operations. The net assets of Intuit Websites and Intuit Health were not significant, so we have not reclassified our balance sheets for any period presented below to reflect them as discontinued operations.
To better understand the information in these tables, investors should read “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Annual Report, and the financial statements and related notes in Item 8 of this Annual Report, especially Note 7, “Discontinued Operations.”

Consolidated Statement of Operations Data	Fiscal
(In millions, except per share amounts)	2015	2014	2013	2012	2011

Total net revenue	$4,192	$4,243	$3,946	$3,662	$3,303
Total costs and expenses	3,454	2,943	2,738	2,546	2,299
Operating income from continuing operations	738	1,300	1,208	1,116	1,004

Total share-based compensation expense included in total costs and expenses	242	186	166	154	142

Net income from continuing operations	413	853	807	730	639
Net income (loss) from discontinued operations	(48)	54	51	62	(5)
Net income	365	907	858	792	634

Net income per common share:
Basic net income per share from continuing operations	$1.47	$2.99	$2.72	$2.46	$2.08
Basic net income (loss) per share from discontinued operations	(0.17)	0.19	0.17	0.21	(0.02)
Basic net income per share	$1.30	$3.18	$2.89	$2.67	$2.06

Diluted net income per share from continuing operations	$1.45	$2.94	$2.66	$2.40	$2.01
Diluted net income (loss) per share from discontinued operations	(0.17)	0.18	0.17	0.20	(0.01)
Diluted net income per share	$1.28	$3.12	$2.83	$2.60	$2.00

Dividends declared per common share	$1.00	$0.76	$0.68	$0.60	$—

Tables of Contents

Consolidated Balance Sheet Data	At July 31,
(In millions)	2015	2014	2013	2012	2011

Cash, cash equivalents and investments	$1,697	$1,914	$1,661	$744	$1,421
Long-term investments	27	31	83	75	63
Working capital	816	1,200	1,116	258	449
Total assets	4,968	5,201	5,486	4,684	5,110
Current portion of long-term debt	—	—	—	—	500
Long-term debt	500	499	499	499	499
Other long-term obligations	172	166	135	135	151
Total stockholders’ equity	2,332	3,078	3,531	2,744	2,616

ITEM 7
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) includes the following sections:

•	Executive Overview that discusses at a high level our operating results and some of the trends that affect our business.

•	Critical Accounting Policies and Estimates that we believe are important to understanding the assumptions and judgments underlying our financial statements.

•	Results of Operations that includes a more detailed discussion of our revenue and expenses.

•	Liquidity and Capital Resources which discusses key aspects of our statements of cash flows, changes in our balance sheets and our financial commitments.
You should note that this MD&A discussion contains forward-looking statements that involve risks and uncertainties. Please see the section entitled “Forward-Looking Statements and Risk Factors” at the beginning of Item 1A for important information to consider when evaluating such statements.
You should read this MD&A in conjunction with the financial statements and related notes in Item 8 of this Annual Report. In fiscal 2014 we acquired Check Inc. We have included their results of operations in our consolidated results of operations from the date of acquisition.
In fiscal 2013 we completed the sale of our Intuit Websites business and in fiscal 2014 we completed the sales of our Intuit Financial Services (IFS) and Intuit Health businesses. In the fourth quarter fiscal 2015 we determined that our Demandforce, QuickBase, and Quicken businesses became long-lived assets held for sale. We accounted for all of these businesses as discontinued operations and have therefore reclassified our statements of operations and balance sheets for all periods presented to reflect them as such. Because the cash flows of these discontinued operations were not material for any period presented, we have not segregated the cash flows of those businesses from continuing operations on our statements of cash flows. See “Results of Operations – Non-Operating Income and Expense – Discontinued Operations” later in this Item 7 for more information. Unless otherwise noted, the following discussion pertains to our continuing operations.
Executive Overview
This overview provides a high level discussion of our operating results and some of the trends that affect our business. We believe that an understanding of these trends is important in order to understand our financial results for fiscal 2015 as well as our future prospects. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this Annual Report on Form 10-K.
Industry Trends and Seasonality
Industry Trends
The industry in which we operate is dynamic and highly competitive, and we expect it to remain so in the future. The markets for software and related services, especially highly-available connected services, are characterized by rapid technological change, shifting customer needs, and frequent new product introductions and enhancements. Competitive interest and expertise

Tables of Contents

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
Seasonality
Our Consumer Tax, Professional Tax, and QuickBooks offerings have significant and distinct seasonal patterns. As a result, our total net revenue is usually highest during our second quarter ending January 31 and third quarter ending April 30. We typically report losses in our first quarter ending October 31 and fourth quarter ending July 31, when our total net revenue is lower but core operating expenses such as research and development continue at relatively consistent levels. Although the seasonal patterns for all three of our reporting segments continue to evolve as described below, we expect the overall seasonality of our business to continue to have a significant impact on our quarterly financial results in the future.
Our Consumer Tax and Professional Tax offerings are highly seasonal. Sales of income tax preparation products and services are heavily concentrated from November through April. In addition, an increasing proportion of our Consumer Tax revenue has been shifting to later in this seasonal period and we expect that trend to continue in the future. This is due in part to the growth in sales of TurboTax Online, for which we recognize revenue toward the end of the tax preparation process, when tax returns are printed or electronically filed. The seasonality of our Consumer Tax and Professional Tax revenue is also affected by the timing of the availability of tax forms from taxing agencies and the ability of those agencies to receive electronic tax return submissions. Delays in the availability of tax forms or the ability of taxing agencies to receive submissions can cause Consumer Tax and Professional Tax revenue to shift between our fiscal quarters. In fiscal 2015 we began delivering ongoing enhancements and certain connected services for our Professional Tax desktop software offerings. As a result of this change, we recognize revenue for these offerings as services are provided through the end of each calendar year.
In our Small Business segment, prior to fiscal 2015 we launched annual releases of our QuickBooks desktop software products each fall and revenue for those products tended to be highest around calendar year end, during our second and third fiscal quarters. Starting with QuickBooks 2015, which was released in the first quarter of fiscal 2015, we began delivering ongoing enhancements and certain connected services for our QuickBooks desktop software products. As a result of this change, we recognize revenue for these QuickBooks desktop products as services are provided over approximately three years. Customers are also increasingly choosing the online and subscription versions of our QuickBooks offerings, for which we recognize revenue as the services are provided. Customer acquisition for these offerings tends to be highest around calendar year end, during our second and third fiscal quarters. For these reasons, the seasonality of our Small Business segment revenue has started to become less pronounced and we expect that trend to continue in the future.
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
During this tax season, state taxing authorities, the IRS, and the tax preparation industry experienced an increase in attempts by criminals using stolen identity information to file fraudulent tax returns and claim refunds at the federal level and expanding into the state level. In the third quarter of fiscal 2015, we and certain states took the precautionary step of suspending the electronic filing of state tax returns for a short period of time to assess this activity and the measures used to combat it. As part of this effort, we implemented additional security measures in our products and began working with state governments to share information regarding suspicious filings while continuing to share such information with the federal government. In addition, as a result of recent events and with the continued focus on the growing industry-wide challenge of cyberfraud during this tax season, Intuit has been contacted by regulatory authorities, including Congress, the Federal Trade Commission, the SEC, the Department of Justice and certain state Attorneys General. As previously disclosed, Intuit is cooperating with all such inquiries,

Tables of Contents

including formal requests for information. Going forward, we expect to continue to invest in security and to work with the broader industry and government to protect our customers against this type of fraud. While we have experienced negative publicity associated with this industry-wide issue, we do not believe our recent financial performance has been materially adversely impacted by this fraudulent activity or by the actions we have taken to combat it. However, there can be no assurance that our future financial performance will not be adversely impacted.
For a complete discussion of the most significant risks and uncertainties affecting our business, please see “Forward-Looking Statements and Risk Factors” in Item 1A of this Report.
Overview of Financial Results
The most important financial indicators that we use to assess our business are revenue growth for the company as a whole, for each reportable segment, and for product lines within each reportable segment; operating income growth and operating income margins for the company as a whole and for each reportable segment; earnings per share; and cash flow from operations. We also track certain non-financial drivers of revenue growth and, when material, identify them in the applicable discussions of segment results below. These non-financial drivers include, for example, customer growth and retention for all of our businesses and transaction volume for our payment processing business. Total credit and debit card transaction volume correlates strongly with the macroeconomic environment and is one of the key drivers of revenue growth in our payment processing business. Customers for our connected services offerings have generally grown faster than those for our traditional desktop software offerings, reflecting our strategic focus on connected services over the past few years. Connected services (total service and other revenue) generated $3.0 billion or 73% of our total revenue in fiscal 2015, compared with about 50% of our total revenue seven years ago. We expect connected services revenue as a percentage of our total revenue to continue to grow in the future.
Total net revenue for fiscal 2015 was $4.2 billion, a decrease of 1% compared with fiscal 2014. Total net revenue results were affected by the change to our desktop software offerings described in “Industry Trends and Seasonality” above. Revenue in our Small Business segment decreased 2% compared with fiscal 2014 due to the impact of this change on our QuickBooks desktop offerings, which more than offset QuickBooks Online revenue growth. The change to our desktop software offerings also impacted our Professional Tax segment, whose revenue decreased 33% compared with fiscal 2014. Revenue in our Consumer Tax segment increased 8% compared with fiscal 2014 due to 7% growth in U.S. federal TurboTax units.
Operating income from continuing operations decreased 43% in fiscal 2015 compared with fiscal 2014 due to the impact of the change to our desktop software offerings on fiscal 2015 revenue and due to higher expenses for staffing, share-based compensation, and outside services. We also recorded goodwill and intangible asset impairment charges of $148 million to operating expense in fiscal 2015.
Net income from continuing operations decreased 52% in fiscal 2015 compared with fiscal 2014 due to the decrease in operating income and a higher effective tax rate that related to the goodwill impairment charge in the fiscal 2015 period. Diluted net income per share from continuing operations for fiscal 2015 decreased 51% to $1.45, in line with the decrease in net income for that period.
We ended fiscal 2015 with cash, cash equivalents and investments totaling $1.7 billion. In fiscal 2015 we generated cash from operations, net sales of investments, and the issuance of common stock under employee stock plans. During the same period we used cash for the repurchase of shares of our common stock under our stock repurchase programs, the payment of cash dividends, and capital expenditures. At July 31, 2015, we had authorization from our Board of Directors to expend up to an additional $2.6 billion for stock repurchases through May 19, 2019.

Tables of Contents

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
Business Combinations
As described in “Description of Business and Summary of Significant Accounting Policies – Business Combinations,” in Note 1 to the financial statements in Item 8 of this Annual Report, under the acquisition method of accounting we generally recognize the identifiable assets acquired, the liabilities assumed, and any noncontrolling interests in an acquiree at their fair values as of the date of acquisition. We measure goodwill as the excess of consideration transferred, which we also measure at fair value, over the net of the acquisition date fair values of the identifiable assets acquired and liabilities assumed. The acquisition method of accounting requires us to exercise judgment and make significant estimates and assumptions regarding the fair values of the elements of a business combination as of the date of acquisition, including the fair values of identifiable intangible assets, deferred tax asset valuation allowances, liabilities related to uncertain tax positions, and contingencies. This method also requires us to refine these estimates over a one-year measurement period to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. If we are required to retroactively adjust provisional amounts that we have recorded for the fair values of assets and liabilities in connection with acquisitions, these adjustments could materially decrease our operating income and net income and result in lower asset values on our balance sheet.

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
As described in “Description of Business and Summary of Significant Accounting Policies – Goodwill, Acquired Intangible Assets and Other Long-Lived Assets,” in Note 1 to the financial statements in Item 8 of this Annual Report, in order to estimate the fair value of goodwill we use a weighted combination of a discounted cash flow model (known as the income approach) and comparisons to publicly traded companies engaged in similar businesses (known as the market approach). The income approach requires us to use a number of assumptions, including market factors specific to the business, the amount and timing of estimated future cash flows to be generated by the business over an extended period of time, long-term growth rates for the business, and a rate of return that considers the relative risk of achieving the cash flows and the time value of money. We evaluate cash flows at the reporting unit level. Although the assumptions we use in our discounted cash flow model are consistent with the assumptions we use to generate our internal strategic plans and forecasts, significant judgment is required to estimate the amount and timing of future cash flows from each reporting unit and the relative risk of achieving those cash flows. When using the market approach, we make judgments about the comparability of publicly traded companies engaged in similar businesses. We base our judgments on factors such as size, growth rates, profitability, risk, and return on investment. We also make judgments when adjusting market multiples of revenue, operating income, and earnings for these companies to reflect their relative similarity to our own businesses. We had a total of $1.3 billion in goodwill on our balance sheet at July 31, 2015. See Note 5 to the financial statements in Item 8 of this Annual Report for a summary of goodwill by reportable segment.
We estimate the recoverability of acquired intangible assets and other long-lived assets that have finite useful lives by comparing the carrying amount of the asset to the future undiscounted cash flows that we expect the asset to generate. In order to estimate the fair value of those assets, we estimate the present value of future cash flows from those assets. The key assumptions that we use in our discounted cash flow model are the amount and timing of estimated future cash flows to be generated by the asset over an extended period of time and a rate of return that considers the relative risk of achieving the cash flows and the time value of money. Significant judgment is required to estimate the amount and timing of future cash flows and the relative risk of achieving those cash flows. We also make judgments about the remaining useful lives of acquired intangible assets and other long-lived assets that have finite lives. We had a total of $87 million in net acquired intangible assets on our balance sheet at July 31, 2015.
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
During the fourth quarters of fiscal 2015, fiscal 2014, and fiscal 2013 we performed our annual goodwill impairment tests. Using the methodology described in “Description of Business and Summary of Significant Accounting Policies – Goodwill, Acquired Intangible Assets and Other Long-Lived Assets,” in Note 1 to the financial statements in Part 8 of this Annual Report, we determined that the estimated fair values of all of our reporting units exceeded their carrying values and that they were not impaired. In addition, during this analysis we concluded that the estimated fair values of all of our reporting units substantially exceeded their carrying values.
During the third quarter of fiscal 2015 there was a significant decline in the revenue and operating income forecast for our Consumer Ecosystem reporting unit. As a result of this development, we performed an interim impairment test of goodwill and acquired intangible assets for that reporting unit. We concluded that the carrying value of goodwill associated with our Consumer Ecosystem reporting unit was impaired and we recorded an impairment charge of $263 million that reduced the carrying value of goodwill to $211 million as of April 30, 2015. See “Fair Value Measurements – Assets and Liabilities

Tables of Contents

Measured at Fair Value on a Non-Recurring Basis,” in Note 2 to the financial statements in Item 8 of this Annual Report for more information.
During the fourth quarter of fiscal 2015 management approved a plan to sell our Quicken business, which was part of our Consumer Ecosystem reporting unit, and we accounted for it as discontinued operations. As a result, we reclassified a portion of the goodwill impairment charge that we recorded in the third quarter of fiscal 2015 to discontinued operations based on the relative fair values of Quicken and the remaining components of our Consumer Ecosystem reporting unit.
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
Accounting for Share-Based Compensation Plans
At July 31, 2015, there was $513 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all equity compensation plans which we will amortize to expense in the future. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize that cost over a weighted average vesting period of 2.3 years.
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
At July 31, 2015, we had net deferred tax assets of $185 million which included a valuation allowance of $30 million for loss and tax credit carryforwards related to state tax credits, state capital and operating losses, and foreign losses. We recorded the valuation allowance to reflect uncertainties about whether we will be able to utilize some of our deferred tax assets before they expire. While we believe our current valuation allowance is sufficient, we could in the future be required to increase the valuation allowance to take into account additional deferred tax assets that we may be unable to realize. We assess the need for an adjustment to the valuation allowance on a quarterly basis. The assessment is based on our estimates of future sources of taxable income for the jurisdictions in which we operate and the periods over which our deferred tax assets will be realizable. See Note 10 to the financial statements in Item 8 of this Annual Report for more information.
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

Results of Operations

Financial Overview

(Dollars in millions, except per share amounts)	Fiscal 2015	Fiscal 2014	Fiscal 2013	2015-2014 % Change	2014-2013 % Change
Total net revenue	$4,192	$4,243	$3,946	(1%)	8%
Operating income from continuing operations	738	1,300	1,208	(43%)	8%
Net income from continuing operations	413	853	807	(52%)	6%
Diluted net income per share from continuing operations	$1.45	$2.94	$2.66	(51%)	11%

Tables of Contents

Fiscal 2015 Compared with Fiscal 2014
Total net revenue decreased $51 million or 1% in fiscal 2015 compared with fiscal 2014 due to the change to our desktop software offerings described in “Executive Overview – Industry Trends and Seasonality” earlier in this Item 7. Revenue in our Small Business segment decreased 2% due to the impact of this change on our QuickBooks desktop offerings, which more than offset QuickBooks Online revenue growth. The change to our desktop software offerings also impacted our Professional Tax segment, whose revenue decreased 33%. Revenue in our Consumer Tax segment increased 8% due to 7% growth in U.S. federal TurboTax units. See “Segment Results” later in this Item 7 for more information.
Operating income from continuing operations decreased 43% in fiscal 2015 compared with fiscal 2014 due to the impact of the change to our desktop software offerings on fiscal 2015 revenue and due to higher costs and operating expenses. Total operating expenses were $407 million higher in the fiscal 2015 period, including increases of about $96 million for staffing, about $57 million for share-based compensation, and about $38 million for outside services. We also recorded goodwill and intangible asset impairment charges of $148 million for our Consumer Ecosystem reporting unit in operating expense in fiscal 2015. See “Cost of Revenue” and “Operating Expenses” later in this Item 7 for more information.
Net income from continuing operations decreased 52% in fiscal 2015 compared with fiscal 2014 due to the decrease in operating income and a higher effective tax rate that related to the goodwill impairment charge in the fiscal 2015 period. See “Non-Operating Income and Expenses – Income Taxes” later in this Item 7 for more information. Diluted net income per share from continuing operations for fiscal 2015 decreased 51% to $1.45, in line with the decrease in net income for that period.

Fiscal 2014 Compared with Fiscal 2013
Total net revenue increased $297 million or 8% in fiscal 2014 compared with fiscal 2013, driven by revenue growth in our Small Business and Consumer Tax segments. Revenue in our Small Business segment was up 9%. Continued growth in revenue for QuickBooks Online, QuickBooks Enterprise Solutions, and QuickBooks Plus subscription offerings was partially offset by lower QuickBooks desktop license revenue. Revenue growth for our small business payroll solutions was driven by 25% growth in online payroll subscribers and price increases for desktop payroll customers. Revenue in our Consumer Tax segment increased 7% due to 10% growth in paid federal TurboTax units, partially offset by changes in product mix. Revenue in our Professional Tax segment revenue increased 4% due to price increases and new customer growth for our higher-priced offerings.
Operating income from continuing operations increased 8% in fiscal 2014 compared with fiscal 2013 due to the increase in revenue described above partially offset by higher costs and operating expenses. Total operating expenses were $124 million higher in the fiscal 2014 period, including increases of about $90 million for staffing, about $22 million for marketing programs, and about $17 million for share-based compensation expenses, partially offset by a decrease of about $40 million for outside services. See “Cost of Revenue” and “Operating Expenses” later in this Item 7 for more information.
Net income from continuing operations increased 6% in fiscal 2014 compared with fiscal 2013 due to the increase in operating income and a $21 million gain on the sale of an equity investment, partially offset by a higher effective tax rate in the fiscal 2014 period. See “Non-Operating Income and Expenses – Income Taxes” later in this Item 7 for more information. Diluted net income per share from continuing operations for fiscal 2014 increased 11% to $2.94 as a result of the increase in net income and the decline in weighted average diluted common shares compared with fiscal 2013.

Segment Results
The information below is organized in accordance with our three reportable segments. All of our segments operate primarily in the United States and sell primarily to customers in the United States. International total net revenue was less than 5% of consolidated total net revenue for all periods presented.
Segment operating income is segment net revenue less segment cost of revenue and operating expenses. Segment expenses do not include certain costs, such as corporate selling and marketing, product development, and general and administrative expenses and share-based compensation expenses, which are not allocated to specific segments. These unallocated costs totaled $1.01 billion in fiscal 2015, $870 million in fiscal 2014, and $792 million in fiscal 2013. Unallocated costs increased in fiscal 2015 compared with fiscal 2014 and in fiscal 2014 compared with fiscal 2013 due to increases in corporate product development and selling and marketing expenses in support of the growth of our businesses and to higher share-based compensation expenses. Segment expenses also do not include amortization of acquired technology, amortization of other acquired intangible assets, and goodwill and intangible asset impairment charges. See Note 14 to the financial statements in Item 8 of this Annual Report for reconciliations of total segment operating income to consolidated operating income from continuing operations for each fiscal year presented.

Tables of Contents

We calculate revenue growth rates and segment operating margin figures using dollars in thousands. Those results may vary slightly from figures calculated using the dollars in millions presented.
Small Business

(Dollars in millions)	Fiscal 2015	Fiscal 2014	Fiscal 2013	2015-2014 % Change	2014-2013 % Change
Product revenue	$709	$851	$851
Service and other revenue	1,399	1,307	1,137
Total segment revenue	$2,108	$2,158	$1,988	(2%)	9%
% of total revenue	50%	51%	50%

Segment operating income	$696	$852	$806	(18%)	6%
% of related revenue	33%	39%	41%
Product revenue in our Small Business segment is derived primarily from QuickBooks desktop software products, including QuickBooks Pro, QuickBooks Premier, QuickBooks Accountant, and QuickBooks Enterprise Solutions; QuickBooks Basic Payroll and QuickBooks Enhanced Payroll; QuickBooks Point of Sale solutions; ProAdvisor Program subscriptions for the accounting professionals who serve small businesses; and financial supplies. Service and other revenue in our Small Business segment is derived primarily from QuickBooks Online and QuickBooks Online Accountant, our hosted financial and business management offerings; QuickBooks Pro Plus, QuickBooks Premier Plus, and QuickBooks Accountant Plus, our subscription offerings; QuickBooks technical support plans; small business payroll services, including Quickbooks Online Payroll, Intuit Online Payroll, Intuit Full Service Payroll, and QuickBooks Assisted Payroll; and payment processing services for small businesses.
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

Fiscal 2015 Compared with Fiscal 2014
Small Business segment total net revenue decreased $50 million or 2% in fiscal 2015 compared with fiscal 2014 due to the impact of the change to our QuickBooks desktop offerings described in “Executive Overview – Industry Trends and Seasonality” earlier in this Item 7, which more than offset QuickBooks Online revenue growth. Small Business Online Ecosystem revenue grew 25%, driven by customer acquisition. QuickBooks Online customers grew 57% and online payroll customers grew 18%. Active online payments customers grew 5% and online payments charge volume grew 19%. In our Small Business Desktop Ecosystem, revenue declined 10%. QuickBooks desktop unit sales were 22% lower as we continued to emphasize QuickBooks Online while QuickBooks Enterprise Solutions revenue grew 29%.
Small Business segment operating income as a percentage of related revenue decreased in fiscal 2015 compared with fiscal 2014. The decrease was due to the impact of the changes to our desktop software offerings on segment revenue and cost of revenue. We expense costs of product revenue as they are incurred for delivered software and we do not defer any of these costs when product revenue is deferred. Small Business segment operating income was also affected by about $76 million in higher data center hosting and facilities expenses and about $43 million in higher outside services expenses.
Fiscal 2014 Compared with Fiscal 2013
Small Business segment total net revenue increased $170 million or 9% in fiscal 2014 compared with fiscal 2013. Small Business Online Ecosystem revenue grew 31%, driven by customer acquisition. QuickBooks Online customers grew 40% and online payroll customers grew 25%. Active online payments customers grew 4% and online payments charge volume grew 24%. In our Small Business Desktop Ecosystem, revenue from QuickBooks desktop software licenses declined 9% on 10% lower unit sales while revenue from QuickBooks Enterprise Solutions grew 25% and revenue from QuickBooks Plus subscriptions grew 16% in fiscal 2014. Revenue for certain non-core payments offerings was lower in fiscal 2014.

Tables of Contents

Small Business segment operating income as a percentage of related revenue decreased in fiscal 2014 compared with fiscal 2013. The increase in segment revenue described above was partially offset by $64 million in higher staffing expenses due to an increase in headcount and $33 million in higher advertising and other marketing program expenses.
Consumer Tax

(Dollars in millions)	Fiscal 2015	Fiscal 2014	Fiscal 2013	2015-2014 % Change	2014-2013 % Change
Product revenue	$212	$246	$254
Service and other revenue	1,588	1,417	1,298
Total segment revenue	$1,800	$1,663	$1,552	8%	7%
% of total revenue	43%	39%	40%

Segment operating income	$1,131	$1,075	$964	5%	11%
% of related revenue	63%	65%	62%
Consumer Tax service and other revenue is derived primarily from TurboTax Online tax return preparation services and electronic tax filing services. Consumer Tax product revenue is derived primarily from TurboTax desktop tax return preparation software.
Fiscal 2015 Compared with Fiscal 2014
Revenue for our Consumer Tax segment increased $137 million or 8% in fiscal 2015 compared with fiscal 2014 due to 7% growth in U.S. federal TurboTax units excluding Free File Alliance federal units. Online U.S. federal units represented approximately 82% of total TurboTax U.S. federal units for the 2014 tax season, up from approximately 80% for the 2013 tax season.
Consumer Tax segment operating income as a percentage of related revenue decreased in fiscal 2015 compared with fiscal 2014 due to higher expenses for staffing and advertising and other marketing programs in fiscal 2015.
Fiscal 2014 Compared with Fiscal 2013
Consumer Tax segment total net revenue increased $111 million or 7% in fiscal 2014 compared with fiscal 2013 due to 10% growth in U.S. federal TurboTax units, partially offset by changes in product mix. Online U.S. federal units represented approximately 80% of total TurboTax U.S. federal units for the 2013 tax season, up from approximately 78% for the 2012 tax season.
Consumer Tax segment operating income as a percentage of related revenue increased in fiscal 2014 compared with fiscal 2013 due to the higher revenue described above and lower expenses for advertising and other marketing programs in fiscal 2014.
Professional Tax

(Dollars in millions)	Fiscal 2015	Fiscal 2014	Fiscal 2013	2015-2014 % Change	2014-2013 % Change
Product revenue	$225	$362	$342
Service and other revenue	59	60	64
Total segment revenue	$284	$422	$406	(33%)	4%
% of total revenue	7%	10%	10%

Segment operating income	$108	$268	$260	(60%)	4%
% of related revenue	38%	64%	64%
Professional Tax segment product revenue is derived primarily from Lacerte, ProSeries, and Profile desktop tax preparation software products. Professional Tax service and other revenue is derived primarily from Intuit Tax Online tax return preparation, bank products, and related services that compliment the tax return preparation process.

Tables of Contents

Fiscal 2015 Compared with Fiscal 2014
Professional Tax segment total net revenue decreased $138 million or 33% in fiscal 2015 compared with fiscal 2014 due to the change to our desktop software offerings described in “Executive Overview – Industry Trends and Seasonality” earlier in this Item 7. Professional Tax customers grew about 1% in fiscal 2015 compared with fiscal 2014.
Professional Tax segment operating income as a percentage of related revenue decreased in fiscal 2015 compared with fiscal 2014 primarily as a result of the revenue decrease described above.
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

Cost of Revenue

(Dollars in millions)	Fiscal 2015	% of Related Revenue	Fiscal 2014	% of Related Revenue	Fiscal 2013	% of Related Revenue
Cost of product revenue	$139	12%	$137	9%	$125	9%
Cost of service and other revenue	556	18%	466	17%	402	16%
Amortization of acquired technology	30	n/a	18	n/a	13	n/a
Total cost of revenue	$725	17%	$621	15%	$540	14%
Our cost of revenue has three components: (1) cost of product revenue, which includes the direct costs of manufacturing and shipping or electronically downloading our desktop software products; (2) cost of service and other revenue, which reflects direct costs associated with providing services, including data center and support costs related to delivering online services; and (3) amortization of acquired technology, which represents the cost of amortizing developed technologies that we have obtained through acquisitions over their useful lives.
Fiscal 2015 Compared with Fiscal 2014
Cost of product revenue as a percentage of product revenue increased in fiscal 2015 compared with fiscal 2014 due to the deferral of QuickBooks and Professional Tax desktop software revenue described in “Executive Overview – Industry Trends and Seasonality” earlier in this Item 7. We expense costs of product revenue as they are incurred for delivered software and we do not defer any of these costs when product revenue is deferred. Cost of service and other revenue as a percentage of service and other revenue increased slightly in fiscal 2015 compared with fiscal 2014 due to higher customer care costs for our Small Business Online Ecosystem and TurboTax Online offerings.
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

Tables of Contents

Operating Expenses

(Dollars in millions)	Fiscal 2015	% of Total Net Revenue	Fiscal 2014	% of Total Net Revenue	Fiscal 2013	% of Total Net Revenue
Selling and marketing	$1,288	31%	$1,157	28%	$1,122	28%
Research and development	798	19%	714	17%	647	17%
General and administrative	483	11%	444	10%	412	10%
Amortization of other acquired intangible assets	12	—%	7	—%	17	—%
Goodwill and intangible asset impairment charges	148	4%	—	—%	—	—%
Total operating expenses	$2,729	65%	$2,322	55%	$2,198	55%
Fiscal 2015 Compared with Fiscal 2014
Total operating expenses as a percentage of total net revenue increased to 65% in fiscal 2015 from 55% in fiscal 2014 primarily due to the decrease in revenue during fiscal 2015. Revenue decreased $51 million or 1% and total operating expenses increased $259 million, excluding the goodwill and intangible asset impairment charges in fiscal 2015. Total net revenue results were affected by the change to our desktop software offerings described in “Executive Overview – Industry Trends and Seasonality” earlier in this Item 7. Staffing expenses increased about $96 million due to higher headcount. Operating expenses also increased about $57 million for share-based compensation expenses and about $38 million for outside services. General and administrative expenses were partially offset by a $32 million pre-tax net gain on the sale of certain assets related to our Payments business. Share-based compensation expenses were higher in fiscal 2015 due to our assumption of certain equity awards in connection with recent business combinations. Share-based compensation expenses have also been increasing over time because the market price of our common stock has generally been increasing. As described in “Critical Accounting Policies and Estimates” earlier in this Item 7, we also recorded $148 million in goodwill and intangible asset impairment charges for our Consumer Ecosystem reporting unit to operating expense in fiscal 2015.
Fiscal 2014 Compared with Fiscal 2013
Total operating expenses as a percentage of total net revenue were flat at 55% in fiscal 2014 and fiscal 2013. Revenue grew $297 million and total operating expenses increased $124 million in fiscal 2014. Operating expenses increased about $90 million for staffing expenses associated with higher headcount, about $22 million for marketing programs in our QuickBooks and Consumer Tax businesses, and about $17 million for share-based compensation while expenses for outside services decreased about $40 million. Share-based compensation expenses were higher in fiscal 2014 due to our assumption of certain equity awards in connection with business combinations. Share-based compensation expenses have also been increasing over time because the market price of our common stock has generally been increasing.

Non-Operating Income and Expenses
Interest Expense
In March 2007 we issued $500 million in senior unsecured notes that are due in March 2017. Interest expense of $27 million in fiscal 2015, $31 million in fiscal 2014, and $30 million in fiscal 2013 consisted primarily of interest on these senior notes. See Note 9 to the financial statements in Item 8 of this Annual Report for more information.
Interest and Other Income

(In millions)	Fiscal 2015	Fiscal 2014	Fiscal 2013
Interest income	$8	$6	$3
Net gains on executive deferred compensation plan assets	3	6	7
Gain on sale of available-for-sale equity security	—	21	—
Other	(10)	(2)	(3)
Total interest and other income, net	$1	$31	$7

Tables of Contents

Interest and other income, net consists primarily of interest income and net gains and losses on executive deferred compensation plan assets. Higher average interest rates and stable average invested balances resulted in higher interest income in fiscal 2015 compared with fiscal 2014. Higher average invested balances and slightly higher average interest rates resulted in higher interest income in fiscal 2014 compared with fiscal 2013. In accordance with authoritative guidance, we record gains and losses associated with executive deferred compensation plan assets in interest and other income and gains and losses associated with the related liabilities in operating expenses. The total amounts recorded in operating expenses for each period are approximately equal to the total amounts recorded in interest and other income in those periods.
In fiscal 2014 we sold an available-for-sale equity security for $26 million and recorded the gain of $21 million in interest and other income on our statement of operations.
Income Taxes
Effective Tax Rate
Our effective tax rates for fiscal 2015, fiscal 2014, and fiscal 2013 were approximately 42%, 34%, and 32%. Excluding discrete tax items primarily related to the goodwill impairment charge, our effective tax rate for fiscal 2015 was approximately 36%. The differences between these rates and the federal statutory rate of 35% were primarily related to the tax benefit received from the domestic production activities deduction and the federal research and experimentation credit, partially offset by state income taxes. See Note 10 to the financial statements in Item 8 of this Annual Report for more information about our effective tax rates.
Net Deferred Tax Assets
At July 31, 2015, we had net deferred tax assets of $185 million which included a valuation allowance of $30 million for loss and tax credit carryforwards related to state tax credits, state capital and operating losses, and foreign losses. We recorded the valuation allowance to reflect uncertainties about whether we will be able to utilize some of our deferred tax assets before they expire. While we believe our current valuation allowance is sufficient, we could in the future be required to increase the valuation allowance to take into account additional deferred tax assets that we may be unable to realize. We assess the need for an adjustment to the valuation allowance on a quarterly basis. The assessment is based on our estimates of future sources of taxable income for the jurisdictions in which we operate and the periods over which our deferred tax assets will be realizable. See Note 10 to the financial statements in Item 8 of this Annual Report for more information.
Discontinued Operations
We have reclassified our statements of operations for all periods presented to reflect the businesses below as discontinued operations. See Note 7 to the financial statements in Item 8 of this Annual Report for a more complete description of these discontinued operations and the impact that they have had on our statements of operations for the fiscal periods presented.
In the fourth quarter fiscal 2015 we determined that our Demandforce, QuickBase, and Quicken businesses became long-lived assets held for sale and we classified them as discontinued operations.
We completed the sale of our Intuit Financial Services business in the first quarter of fiscal 2014 for approximately $1.025 billion in cash and recorded a $44 million pre-tax gain on disposal that was partially offset by a related income tax provision of approximately $8 million, resulting in a net gain on disposal of approximately $36 million. In the first quarter of fiscal 2014 we also completed the sale of our Intuit Health business for cash consideration that was not significant and recorded a $4 million pre-tax loss on disposal that was more than offset by a related income tax benefit of approximately $14 million, resulting in a net gain on disposal of approximately $10 million.
In the first quarter of fiscal 2013 we completed the sale of our Intuit Websites business for approximately $60 million in cash and recorded a gain on disposal of approximately $32 million, net of income taxes.

Liquidity and Capital Resources
Overview
At July 31, 2015, our cash, cash equivalents and investments totaled $1.7 billion, a decrease of $217 million from July 31, 2014 due to the factors described in “Statements of Cash Flows” below. Our primary source of liquidity has been cash from operations, which entails the collection of accounts receivable for products and services. Our primary uses of cash have been for research and development programs, selling and marketing activities, capital projects, acquisitions of businesses, debt service costs, repurchases of our common stock under our stock repurchase programs, and the payment of cash dividends. As

Tables of Contents

discussed in “Executive Overview – Industry Trends and Seasonality” earlier in this Item 7, our business is subject to significant seasonality. The balance of our cash, cash equivalents and investments generally fluctuates with that seasonal pattern. We believe the seasonality of our business is likely to continue in the future.
The following table summarizes selected measures of our liquidity and capital resources at the dates indicated:

(Dollars in millions)	July 31, 2015	July 31, 2014	$ Change	% Change
Cash, cash equivalents and investments	$1,697	$1,914	$(217)	(11)%
Long-term investments	27	31	(4)	(13)%
Long-term debt	500	499	1	—%
Working capital	816	1,200	(384)	(32)%
Ratio of current assets to current liabilities	1.5 : 1	1.8 : 1
We have historically generated significant cash from operations and we expect to continue to do so during fiscal 2016. Since our operations are primarily domestic, approximately 90% of our cash, cash equivalents and investments at July 31, 2015 were located in the U.S. and none of those funds were restricted. Our only significant debt consists of $500 million in senior unsecured notes due in March 2017. We also have an unused $500 million unsecured revolving line of credit facility available to us for general corporate purposes, including future acquisitions and stock repurchases.
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
Statements of Cash Flows
The following table summarizes selected items from our statements of cash flows for fiscal 2015, fiscal 2014, and fiscal 2013. See the financial statements in Item 8 of this Annual Report for complete statements of cash flows for those periods.

	Fiscal	Fiscal	Fiscal
(Dollars in millions)	2015	2014	2013
Net cash provided by (used in):
Operating activities	$1,504	$1,446	$1,366
Investing activities	(182)	(49)	(485)
Financing activities	(1,337)	(1,551)	(262)
Effect of exchange rate changes on cash	(26)	(6)	(3)
Increase (decrease) in cash and cash equivalents	$(41)	$(160)	$616
During fiscal 2015 we generated $1.5 billion in cash from operations. We also received $107 million in cash from the issuance of common stock under employee stock plans and $156 million for net sales of investments. During the same period we used $1.2 billion in cash for the repurchase of shares of our common stock under our stock repurchase programs, $283 million for the payment of cash dividends, and $261 million for capital expenditures. Over the next four fiscal years, we expect to invest a total of about $250 million in capital improvements to expand our headquarters campus in Mountain View, California.
During fiscal 2014 we generated $1.4 billion in cash from operations and $1.0 billion from the sale of our Intuit Financial Services business. We also received $165 million in cash from the issuance of common stock under employee stock plans. During the same period we used $1.6 billion in cash for the repurchase of shares of our common stock under our stock repurchase programs, $471 million for the acquisition of businesses (primarily Check Inc.), $421 million for net purchases of investments, $220 million for the payment of cash dividends, and $186 million for capital expenditures.
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

Tables of Contents

Stock Repurchase Programs and Dividends on Common Stock
As described in Note 11 to the financial statements in Item 8 of this Annual Report, during fiscal 2015, fiscal 2014, and fiscal 2013 we continued to repurchase shares of our common stock under a series of repurchase programs that our Board of Directors has authorized. At July 31, 2015, we had authorization from our Board of Directors to expend up to an additional $2.6 billion for stock repurchases through May 19, 2019.
During fiscal 2015, fiscal 2014, and fiscal 2013 we also continued to pay quarterly cash dividends on shares of our outstanding common stock. In August 2015 our Board of Directors declared a quarterly cash dividend of $0.30 per share of outstanding common stock payable on October 19, 2015 to stockholders of records at the close of business on October 12, 2015. We currently expect to continue paying comparable cash dividends on a quarterly basis; however, future declarations of dividends and the establishment of future record dates and payment dates are subject to the final determination of our Board of Directors.
Business Combinations
On June 16, 2014 we acquired all of the outstanding equity interests of Check Inc. for total cash and other consideration of approximately $369 million. The $369 million included approximately $27 million for the fair value of assumed equity awards that is being charged to expense over service periods of up to four years. Check is now known as Mint Bills and is part of our Small Business segment. We have included the results of operations for Check in our consolidated results of operations from the date of acquisition. Their results of operations for periods prior to the date of acquisition were not material when compared with our consolidated results of operations. See Note 6 to the financial statements in Item 8 of this Annual Report for more information.
Commitments for Senior Unsecured Notes
On March 12, 2007 we issued $500 million of 5.75% senior unsecured notes due on March 15, 2017 (the Notes). The Notes are redeemable by Intuit at any time, subject to a make-whole premium. Interest is payable semiannually on March 15 and September 15. At July 31, 2015, our maximum commitment for interest payments under the Notes was $58 million. See Note 9 to the financial statements in Item 8 of this Annual Report for more information.
Unsecured Revolving Credit Facility
On February 17, 2012 we entered into an agreement with certain institutional lenders for a $500 million unsecured revolving credit facility that will expire on February 17, 2017. See Note 8 to the financial statements in Item 8 of this Annual Report for a description of the key terms of this agreement, including the covenants. We remained in compliance with these covenants at all times during the quarter ended July 31, 2015. We may use the proceeds of any advances under this credit facility for general corporate purposes, including future acquisitions and stock repurchases. To date we have not borrowed under the credit facility. We monitor counterparty risk associated with the institutional lenders that are providing the credit facility. We currently believe that the credit facility will be available to us should we choose to borrow under it.
Cash Held by Foreign Subsidiaries
Our cash, cash equivalents and investments totaled $1.7 billion at July 31, 2015. Of this amount, approximately 10% was held by our foreign subsidiaries and subject to repatriation tax considerations. These foreign funds were located primarily in Canada, India, and the United Kingdom. We intend to permanently reinvest a significant portion of our earnings from foreign operations, and we currently do not anticipate that we will need funds generated from foreign operations to fund our domestic operations. In the event that funds from foreign operations are needed to fund operations in the United States, if U.S. taxes have not been previously provided on the related earnings we would provide for and pay additional U.S. taxes at the time we change our intention with regard to the reinvestment of those earnings.

Off-Balance Sheet Arrangements
At July 31, 2015, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Tables of Contents

Contractual Obligations
The following table summarizes our known contractual obligations to make future payments at July 31, 2015:

	Payments Due by Period
	Less than	1-3	3-5	More than
(In millions)	1 year	years	years	5 years	Total
Amounts due under executive deferred compensation plan	$65	$—	$—	$—	$65
Senior unsecured notes	—	500	—	—	500
Interest and fees due on long-term obligations	29	29	—	—	58
License fee payable (1)	10	20	10	—	40
Operating leases (2)	74	130	97	221	522
Purchase obligations (3)	26	67	—	1	94
Total contractual obligations (4)	$204	$746	$107	$222	$1,279
_____________________

(1)
In May 2009 we entered into an agreement to license certain technology for $20 million in cash and $100 million payable over ten fiscal years. See Note 9 to the financial statements in Item 8 of this Annual Report for more information.

(2)
Includes operating leases for facilities and equipment. Includes $143 million for facilities leases for our Demandforce and QuickBase businesses, which were classified as held for sale at July 31, 2015. We had no significant capital leases at July 31, 2015.

(3)
Represents agreements to purchase products and services that are enforceable, legally binding and specify terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the payments.

(4)
Other long-term obligations on our balance sheet at July 31, 2015 included non-current income tax liabilities of $45 million which related primarily to unrecognized tax benefits. We have not included this amount in the table above because we cannot make a reasonably reliable estimate regarding the timing of settlements with taxing authorities, if any.

Recent Accounting Pronouncements
For a description of recent accounting pronouncements and the potential impact of these pronouncements on our consolidated financial statements, see “Recent Accounting Pronouncements” in Note 1 to the financial statements in Item 8 of this Annual Report.

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

Tables of Contents

The following table presents our portfolio of cash equivalents and available-for-sale debt securities as of July 31, 2015 by stated maturity. The table is classified by the original maturity date listed on the security and includes cash equivalents, which consist primarily of money market funds. At July 31, 2015, the weighted average tax adjusted interest rate earned on our money market accounts was 0.3% and the weighted average tax adjusted interest rate earned on our investments was 0.61%.

	Years Ending July 31,
(In millions)	2016	2017	2018	2019	2020	2021 and Thereafter	Total
Cash equivalents	$695	$—	$—	$—	$—	$—	$695
Investments	435	442	156	3	1	27	1,064
Long-term investments	—	—	—	—	—	15	15
Total	$1,130	$442	$156	$3	$1	$42	$1,774
Interest Rate Risk
Our cash equivalents and investments are subject to market risk due to changes in interest rates. Interest rate movements affect the interest income we earn on cash equivalents and investments and the value of those investments. If the Federal Reserve Target Rate had increased by 25 basis points from the level of July 31, 2015, the value of our investments at that date would have decreased by approximately $3 million. If the Federal Reserve Target Rate had increased by 100 basis points from the level of July 31, 2015, the value of our investments at that date would have decreased by approximately $11 million.
We are also exposed to the impact of changes in interest rates as they affect our $500 million revolving credit facility. Advances under the credit facility accrue interest at rates that are equal to JP Morgan’s alternate base rate plus a margin that ranges from 0.0% to 0.5% or the London InterBank Offered Rate (LIBOR) plus a margin that ranges from 0.9% to 1.5%, in both cases based on our senior debt credit ratings. Consequently, our interest expense would fluctuate with changes in the general level of these interest rates if we were to borrow any amounts under the credit facility. At July 31, 2015, no amounts were outstanding under the credit facility.
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
Since we translate foreign currencies (primarily Canadian dollars, Indian rupees, and British pounds) into U.S dollars for financial reporting purposes, currency fluctuations can have an impact on our financial results. The historical impact of currency fluctuations has generally been immaterial. We believe that our exposure to currency exchange fluctuation risk is not significant primarily because our global subsidiaries invoice customers and satisfy their financial obligations almost exclusively in their local currencies. Although the impact of currency fluctuations on our financial results has generally been immaterial in the past and we believe that for the reasons cited above currency fluctuations will not be significant in the future, the impact of currency fluctuations could be material in the future. As of July 31, 2015, we did not engage in foreign currency hedging activities.

Tables of Contents

ITEM 8
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

1.	INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

The following financial statements are filed as part of this Report:

2.	INDEX TO FINANCIAL STATEMENT SCHEDULES

The following financial statement schedule is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements:

Schedule		Page
II	Valuation and Qualifying Accounts	87

All other schedules not listed above have been omitted because they are inapplicable or are not required.

Tables of Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Intuit Inc.

We have audited the accompanying consolidated balance sheets of Intuit Inc. as of July 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended July 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Intuit Inc. at July 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended July 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Intuit Inc.’s internal control over financial reporting as of July 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated September 1, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Jose, California
September 1, 2015

Tables of Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Intuit Inc.

We have audited Intuit Inc.’s internal control over financial reporting as of July 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). Intuit Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

 In our opinion, Intuit Inc. maintained, in all material respects, effective internal control over financial reporting as of July 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Intuit Inc. as of July 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended July 31, 2015 of Intuit Inc. and our report dated September 1, 2015 expressed an unqualified opinion thereon.

                            /s/ Ernst & Young LLP

San Jose, California
September 1, 2015

Tables of Contents

INTUIT INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Twelve Months Ended July 31,
(In millions, except per share amounts)	2015	2014	2013
Net revenue:
Product	$1,146	$1,459	$1,447
Service and other	3,046	2,784	2,499
Total net revenue	4,192	4,243	3,946
Costs and expenses:
Cost of revenue:
Cost of product revenue	139	137	125
Cost of service and other revenue	556	466	402
Amortization of acquired technology	30	18	13
Selling and marketing	1,288	1,157	1,122
Research and development	798	714	647
General and administrative	483	444	412
Amortization of other acquired intangible assets	12	7	17
Goodwill and intangible asset impairment charges	148	—	—
Total costs and expenses	3,454	2,943	2,738
Operating income from continuing operations	738	1,300	1,208
Interest expense	(27)	(31)	(30)
Interest and other income, net	1	31	7
Income from continuing operations before income taxes	712	1,300	1,185
Income tax provision	299	447	378
Net income from continuing operations	413	853	807
Net income (loss) from discontinued operations	(48)	54	51
Net income	$365	$907	$858

Basic net income per share from continuing operations	$1.47	$2.99	$2.72
Basic net income (loss) per share from discontinued operations	(0.17)	0.19	0.17
Basic net income per share	$1.30	$3.18	$2.89
Shares used in basic per share calculations	281	285	297

Diluted net income per share from continuing operations	$1.45	$2.94	$2.66
Diluted net income (loss) per share from discontinued operations	(0.17)	0.18	0.17
Diluted net income per share	$1.28	$3.12	$2.83
Shares used in diluted per share calculations	286	291	303

Cash dividends declared per common share	$1.00	$0.76	$0.68

See accompanying notes.

Tables of Contents

INTUIT INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Twelve Months Ended July 31,
(In millions)	2015	2014	2013
Net income	$365	$907	$858
Other comprehensive income (loss), net of income taxes:
Unrealized gains (losses) on available-for-sale debt securities	(1)	1	(1)
Unrealized losses on available-for-sale equity security	—	(5)	—
Realized gain reclassified to net income (1)	—	(13)	—
Foreign currency translation losses	(27)	(5)	(4)
Total other comprehensive loss, net	(28)	(22)	(5)
Comprehensive income	$337	$885	$853

_________________________

(1)
Includes $21 million of realized gain on an available-for-sale equity security reclassified into interest and other income, net on the consolidated statements of operations and $8 million of related income taxes.

See accompanying notes.

Tables of Contents

INTUIT INC.
CONSOLIDATED BALANCE SHEETS

	July 31,
(Dollars in millions, except par value; shares in thousands)	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$808	$849
Investments	889	1,065
Accounts receivable, net of allowance for doubtful accounts of $45 and $40	91	115
Income taxes receivable	84	35
Deferred income taxes	231	124
Prepaid expenses and other current assets	94	115
Current assets of discontinued operations	26	29
Current assets before funds held for customers	2,223	2,332
Funds held for customers	337	289
Total current assets	2,560	2,621
Long-term investments	27	31
Property and equipment, net	682	589
Goodwill	1,266	1,323
Acquired intangible assets, net	87	133
Other assets	111	108
Long-term assets of discontinued operations	235	396
Total assets	$4,968	$5,201
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$190	$145
Accrued compensation and related liabilities	283	262
Deferred revenue	691	495
Other current liabilities	150	150
Current liabilities of discontinued operations	93	80
Current liabilities before customer fund deposits	1,407	1,132
Customer fund deposits	337	289
Total current liabilities	1,744	1,421
Long-term debt	500	499
Long-term deferred revenue	152	3
Other long-term obligations	172	166
Long-term obligations of discontinued operations	68	34
Total liabilities	2,636	2,123
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value Authorized - 1,345 shares total; 145 shares designated Series A; 250 shares designated Series B Junior Participating Issued and outstanding - None	—	—
Common stock, $0.01 par value Authorized - 750,000 shares Outstanding - 277,706 shares at July 31, 2015 and 284,950 shares at July 31, 2014	3	3
Additional paid-in capital	4,007	3,558
Treasury stock, at cost	(7,675)	(6,430)
Accumulated other comprehensive loss	(30)	(2)
Retained earnings	6,027	5,949
Total stockholders’ equity	2,332	3,078
Total liabilities and stockholders’ equity	$4,968	$5,201

See accompanying notes.

Tables of Contents

INTUIT INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
(Dollars in millions, shares in thousands)	Shares	Amount
Balance at July 31, 2012	295,289	$3	$3,015	$(4,911)	$25	$4,612	$2,744
Comprehensive income	—	—	—	—	(5)	858	853
Issuance of treasury stock under employee stock plans	9,034	—	(81)	251	—	(5)	165
Stock repurchases under stock repurchase programs	(4,820)	—	—	(292)	—	—	(292)
Dividends and dividend rights declared ($0.68 per share)	—	—	—	—	—	(203)	(203)
Tax benefit from share-based compensation plans	—	—	69	—	—	—	69
Share-based compensation expense	—	—	195	—	—	—	195
Balance at July 31, 2013	299,503	3	3,198	(4,952)	20	5,262	3,531
Comprehensive income	—	—	—	—	(22)	907	885
Issuance of stock under employee stock plans	7,914	—	74	99	—	—	173
Stock repurchases under stock repurchase programs	(22,467)	—	—	(1,577)	—	—	(1,577)
Dividends and dividend rights declared ($0.76 per share)	—	—	—	—	—	(220)	(220)
Tax benefit from share-based compensation plans	—	—	82	—	—	—	82
Share-based compensation expense	—	—	204	—	—	—	204
Balance at July 31, 2014	284,950	3	3,558	(6,430)	(2)	5,949	3,078
Comprehensive income	—	—	—	—	(28)	365	337
Issuance of stock under employee stock plans	6,565	—	107	—	—	—	107
Stock repurchases under stock repurchase programs	(13,809)	—	—	(1,245)	—	—	(1,245)
Dividends and dividend rights declared ($1.00 per share)	—	—	—	—	—	(287)	(287)
Tax benefit from share-based compensation plans	—	—	85	—	—	—	85
Share-based compensation expense	—	—	257	—	—	—	257
Balance at July 31, 2015	277,706	$3	$4,007	$(7,675)	$(30)	$6,027	$2,332

See accompanying notes.

Tables of Contents

INTUIT INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twelve Months Ended July 31,
(In millions)	2015	2014	2013
Cash flows from operating activities:
Net income	$365	$907	$858
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	157	144	166
Amortization of acquired intangible assets	74	53	66
Goodwill and intangible asset impairment charges	297	—	46
Share-based compensation expense	257	204	195
Pre-tax gain on sale of discontinued operations (1)	—	(40)	(53)
Net realized gain on sale of available-for-sale equity securities	—	(21)	—
Deferred income taxes	(100)	93	13
Tax benefit from share-based compensation plans	85	82	69
Excess tax benefit from share-based compensation plans	(85)	(82)	(69)
Other	4	24	19
Total adjustments	689	457	452
Changes in operating assets and liabilities:
Accounts receivable	24	(5)	12
Income taxes receivable	(49)	27	(9)
Prepaid expenses and other assets	22	(14)	(33)
Accounts payable	35	15	4
Accrued compensation and related liabilities	24	43	8
Deferred revenue	398	15	62
Other liabilities	(4)	1	12
Total changes in operating assets and liabilities	450	82	56
Net cash provided by operating activities	1,504	1,446	1,366
Cash flows from investing activities:
Purchases of available-for-sale debt securities	(939)	(1,334)	(869)
Sales of available-for-sale debt securities	620	346	333
Maturities of available-for-sale debt securities	475	567	228
Net change in money market funds and other cash equivalents held to satisfy customer fund obligations	(49)	(54)	55
Net change in customer fund deposits	49	54	(55)
Proceeds from the sale of available-for-sale equity securities	—	26	—
Purchases of property and equipment	(142)	(104)	(129)
Capitalization of internal use software	(119)	(82)	(66)
Acquisitions of businesses, net of cash acquired	(95)	(471)	(17)
Proceeds from divestiture of businesses	—	1,025	60
Other	18	(22)	(25)
Net cash used in investing activities	(182)	(49)	(485)
Cash flows from financing activities:
Net proceeds from issuance of stock under employee stock plans	107	165	165
Cash paid for purchases of treasury stock	(1,245)	(1,577)	(292)
Dividends and dividend rights paid	(283)	(220)	(203)

Tables of Contents

	Twelve Months Ended July 31,
(In millions)	2015	2014	2013
Excess tax benefit from share-based compensation plans	85	82	69
Other	(1)	(1)	(1)
Net cash used in financing activities	(1,337)	(1,551)	(262)
Effect of exchange rates on cash and cash equivalents	(26)	(6)	(3)
Net increase (decrease) in cash and cash equivalents	(41)	(160)	616
Cash and cash equivalents at beginning of period	849	1,009	393
Cash and cash equivalents at end of period	$808	$849	$1,009

Supplemental disclosure of cash flow information:
Interest paid	$32	$32	$33
Income taxes paid	$222	$240	$309

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
Intuit Inc. provides business and financial management solutions for small businesses, consumers, and accounting professionals. With flagship products and services that include QuickBooks and TurboTax, we help customers solve important business and financial management problems such as running a small business, paying bills, and filing income taxes. ProSeries and Lacerte are Intuit’s tax preparation offerings for professional accountants. Incorporated in 1984 and headquartered in Mountain View, California, we sell our products and services primarily in the United States.
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
As discussed in Note 7, in September 2012 we sold our Intuit Websites business. In August 2013 we sold our Intuit Financial Services (IFS) business and our Intuit Health business. In the fourth quarter of fiscal 2015 we classified our Demandforce, QuickBase, and Quicken businesses as discontinued operations. We have reclassified our statements of operations and balance sheets for all periods presented to reflect these businesses as discontinued operations. Because the cash flows of these discontinued operations were not material for any period presented, we have not segregated the cash flows of these businesses on our statements of cash flows. Unless noted otherwise, discussions in these notes pertain to our continuing operations.
Seasonality
Our Consumer Tax, Professional Tax, and QuickBooks offerings have significant and distinct seasonal patterns. Sales of income tax preparation products and services are heavily concentrated in the period from November through April. Revenue from our QuickBooks offerings tends to be highest around calendar year end, during our second and third fiscal quarters. These seasonal patterns mean that our total net revenue is usually highest during our second quarter ending January 31 and third quarter ending April 30. We typically report losses in our first quarter ending October 31 and fourth quarter ending July 31, when our total net revenue is lower but core operating expenses such as research and development continue at relatively consistent levels.
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

Tables of Contents

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
Product Revenue
Prior to fiscal 2015, we recognized revenue from the sale of our packaged software products when legal title transferred. This generally occurred when our customers electronically downloaded products from the Internet, when we shipped the products or, in the case of certain agreements, when products were delivered to retailers. In the first quarter of fiscal 2015 we began delivering ongoing enhancements and certain connected services for QuickBooks and Professional Tax desktop solutions that we sold from that time forward. As a result, we recognize revenue for these QuickBooks desktop solutions over the period that the enhancements and connected services are provided, which is approximately three years. We recognize revenue for these Professional Tax desktop solutions as services are provided over the calendar year, once tax forms are available from taxing agencies and the agencies are able to receive electronic tax return submissions.
We recognize revenue from the sale of our financial supplies such as printed check stock and merchant services hardware such as retail point-of-sale equipment and credit card readers for mobile phones when legal title transfers. This is generally when we ship the products. We record product revenue net of our sales tax obligations.
We sell some of our QuickBooks and TurboTax desktop software products on consignment to certain retailers. We begin recognizing revenue for these consignment transactions only when the end-user sale has occurred. For software products that are sold on a subscription basis and include periodic updates, we recognize revenue ratably over the period that we provide services to the customer.
We reduce product revenue from distributors and retailers for estimated returns that are based on historical returns experience and other factors, such as the volume and price mix of products in the retail channel, return rates for prior releases of the product, trends in retailer inventory, and economic trends that might impact customer demand for our products (including the competitive environment and the timing of new releases of our product). We also reduce product revenue for the estimated redemption of rebates on certain current product sales. Our estimated reserves for distributor and retailer sales incentive rebates are based on distributors’ and retailers’ actual performance against the terms and conditions of rebate programs. Our reserves for end user rebates are estimated based on the terms and conditions of the specific promotional rebate program, actual sales during the promotion, and historical redemption trends by product and by type of promotional program.
Service and Other Revenue
Our service revenue consists primarily of hosted services such as QuickBooks Online, QuickBooks desktop software term licenses, TurboTax Online, payroll services, electronic merchant payment processing services, and electronic tax filing and advice services. Our service revenue also includes QuickBooks technical support plans in our Small Business segment.
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
Multiple Element Arrangements That Contain Software and Software-Related Elements
For multiple element arrangements that contain only software and software-related elements, such as QuickBooks desktop software and paid technical support plans, we allocate and defer revenue for the undelivered elements based on their vendor-

Tables of Contents

specific objective evidence of fair value (VSOE). VSOE is the price charged when that element is sold separately. In situations where VSOE exists for all elements (delivered and undelivered), we allocate the total revenue to be earned under the arrangement among the various elements, based on their relative fair value. For arrangements where VSOE exists only for the undelivered elements, we defer the full fair value of the undelivered elements and recognize the difference between the total arrangement fee and the amount deferred for the undelivered items as revenue. If VSOE does not exist for an undelivered service element, we recognize the revenue from the entire arrangement as the services are delivered. If VSOE does not exist for undelivered elements that are specified products or features, we defer revenue until the earlier of the delivery of all elements or the point at which we determine VSOE for these undelivered elements.
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
Customer Service and Technical Support
We include the costs of providing customer service under paid technical support contracts and as included in certain software subscriptions on the cost of service and other revenue line in our statements of operations. We also include the costs of customer service and technical support associated with our online or hosted offerings in cost of service and other revenue. We include the costs of customer service and free technical support related to desktop offerings in selling and marketing expense in our statements of operations. Customer service and technical support costs include costs associated with performing order processing, answering customer inquiries by telephone and through websites, e-mail and other electronic means, and providing free technical support assistance to customers. We expense the cost of providing this free support as incurred.
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

Tables of Contents

Internal Use Software
We capitalize costs related to development of hosted services that we provide to our customers and internal use of enterprise-level business and finance software in support of our operational needs. Costs incurred in the application development phase are capitalized and amortized on a straight-line basis over their useful lives, which are generally three to five years. Costs related to planning and other preliminary project activities and to post-implementation activities are expensed as incurred. We test these assets for impairment whenever events or changes in circumstances occur that could impact their recoverability.
Advertising
We expense all advertising costs as we incur them to selling and marketing expense in our statements of operations. We recorded advertising expense of approximately $229 million for the twelve months ended July 31, 2015, $171 million for the twelve months ended July 31, 2014, and $182 million for the twelve months ended July 31, 2013.
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

Tables of Contents

The following table presents the composition of shares used in the computation of basic and diluted net income per share for the periods indicated.

	Twelve Months Ended July 31,
(In millions, except per share amounts)	2015	2014	2013
Numerator:
Net income from continuing operations	$413	$853	$807
Net income (loss) from discontinued operations	(48)	54	51
Net income	$365	$907	$858
Denominator:
Shares used in basic per share amounts:
Weighted average common shares outstanding	281	285	297
Shares used in diluted per share amounts:
Weighted average common shares outstanding	281	285	297
Dilutive common equivalent shares from stock options and restricted stock awards	5	6	6
Dilutive weighted average common shares outstanding	286	291	303

Basic and diluted net income per share:
Basic net income per share from continuing operations	$1.47	$2.99	$2.72
Basic net income (loss) per share from discontinued operations	(0.17)	0.19	0.17
Basic net income per share	$1.30	$3.18	$2.89
Diluted net income per share from continuing operations	$1.45	$2.94	$2.66
Diluted net income (loss) per share from discontinued operations	(0.17)	0.18	0.17
Diluted net income per share	$1.28	$3.12	$2.83

Weighted average stock options and restricted stock units excluded from calculation due to anti-dilutive effect	2	—	3
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

Tables of Contents

Funds Held for Customers and Customer Fund Deposits
Funds held for customers represent cash held on behalf of our customers that is invested in cash and cash equivalents and investment grade available-for-sale debt securities. Customer fund deposits consist of amounts we owe on behalf of our customers, such as direct deposit payroll funds and payroll taxes.
Property and Equipment
Property and equipment is stated at the lower of cost or realizable value, net of accumulated depreciation. We calculate depreciation using the straight-line method over the estimated useful lives of the assets, which range from two to 30 years. We amortize leasehold improvements using the straight-line method over the lesser of their estimated useful lives or remaining lease terms. We include the amortization of assets that are recorded under capital leases in depreciation expense. We review property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We did not record any significant property impairment charges during the twelve months ended July 31, 2015, 2014, or 2013.
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

Tables of Contents

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
If the carrying value of the net assets assigned to a reporting unit exceeds the estimated fair value of the unit, we perform the second step of the impairment test. In this step we allocate the fair value of the reporting unit calculated in step one to all of the assets and liabilities of that unit, as if we had just acquired the reporting unit in a business combination. The excess of the fair value of the reporting unit over the total amount allocated to the assets and liabilities represents the implied fair value of goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, we would record an impairment loss equal to the difference. See Note 2, “Fair Value Measurements – Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis,” for a discussion of the goodwill impairment charges that we recorded for the twelve months ended July 31, 2015 and July 31, 2013.
Acquired Intangible Assets and Other Long-Lived Assets
We generally record acquired intangible assets that have finite useful lives, such as acquired technology, in connection with business combinations. We amortize the cost of acquired intangible assets on a straight-line basis over their estimated useful lives, which range from two to nine years. We review intangible assets that have finite useful lives and other long-lived assets whenever an event or change in circumstances indicates that the carrying value of the asset may not be recoverable. We estimate the recoverability of these assets by comparing the carrying amount of the asset to the future undiscounted cash flows that we expect the asset to generate. We estimate the fair value of assets that have finite useful lives based on the present value of future cash flows for those assets. If the carrying value of an asset with a finite life exceeds its estimated fair value, we would record an impairment loss equal to the difference. See Note 2, “Fair Value Measurements – Assets and Liabilities
Measured at Fair Value on a Non-Recurring Basis,” for a discussion of the acquired intangible asset impairment charges that we recorded for the twelve months ended July 31, 2015 and July 31, 2013.
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
See Note 11, “Stockholders’ Equity,” for a description of our share-based compensation plans and more information on the assumptions we use to calculate the fair value of share-based compensation.

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
We sell a significant portion of our products through third-party retailers and distributors. As a result, we face risks related to the collectibility of our accounts receivable. To appropriately manage this risk, we perform ongoing evaluations of customer credit and limit the amount of credit extended as we deem appropriate, but generally do not require collateral. We maintain reserves for estimated credit losses and these losses have historically been within our expectations. However, since we cannot predict future changes in the financial stability of our customers, we cannot guarantee that our reserves will continue to be adequate. No customer accounted for 10% or more of total net revenue for the twelve months ended July 31, 2015, 2014 or 2013, nor did any customer account for 10% or more of total accounts receivable at July 31, 2015 or July 31, 2014.
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
ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”
In May 2014 the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” and in August 2015 the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date,” which defers the effective date of ASU 2014-09 by one year. ASU 2014-09 supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible that more judgment and estimates may be required within the revenue recognition process than is required under present U.S. GAAP. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price, and allocating the transaction price to each separate performance obligation. The new standard also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. ASU 2014-09 is effective for reporting periods beginning after December 15, 2017, which means that it will be effective for us in the first quarter of our fiscal year beginning August 1, 2018. Early adoption of one year prior to the required effective date is permitted. ASU 2014-09 allows adoption using either of two methods: (i) retrospective to each prior reporting period presented, with the option to elect certain practical expedients; or (ii) retrospective with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures. We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements.

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

	At July 31, 2015				At July 31, 2014
(In millions)	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Cash equivalents, primarily money market funds	$695	$—	$—	$695	$652	$—	$—	$652
Available-for-sale debt securities:
Municipal bonds	—	506	—	506	—	701	—	701
Municipal auction rate securities	—	—	15	15	—	—	21	21
Corporate notes	—	546	—	546	—	466	—	466
U.S. agency securities	—	12	—	12	—	42	—	42
Total available-for-sale securities	—	1,064	15	1,079	—	1,209	21	1,230
Total assets measured at fair value on a recurring basis	$695	$1,064	$15	$1,774	$652	$1,209	$21	$1,882
Liabilities:
Senior notes (1)	$—	$531	$—	$531	$—	$556	$—	$556
______________________

(1)	Carrying value on our balance sheets at July 31, 2015 was $500 million and at July 31, 2014 was $499 million. See Note 9.

Tables of Contents

The following table summarizes our cash equivalents and available-for-sale debt securities by balance sheet classification and level in the fair value hierarchy at the dates shown:

	At July 31, 2015				At July 31, 2014
(In millions)	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents:
In cash and cash equivalents	$533	$—	$—	$533	$507	$—	$—	$507
In funds held for customers	162	—	—	162	145	—	—	145
Total cash and cash equivalents	$695	$—	$—	$695	$652	$—	$—	$652
Available-for-sale securities:
In investments	$—	$889	$—	$889	$—	$1,065	$—	$1,065
In funds held for customers	—	175	—	175	—	144	—	144
In long-term investments	—	—	15	15	—	—	21	21
Total available-for-sale securities	$—	$1,064	$15	$1,079	$—	$1,209	$21	$1,230
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
Financial assets whose fair values we measure using significant unobservable (Level 3) inputs consist of municipal auction rate securities that are no longer liquid. We estimate the fair values of these auction rate securities using a discounted cash flow model. Using our discounted cash flow model, we determined that the fair values of the municipal auction rate securities we held at July 31, 2015, 2014, and 2013 were approximately equal to their par values and as a result we recorded no decrease in their fair values during the twelve months then ended. During the twelve months ended July 31, 2015, issuers redeemed $6 million of these securities at par, leaving a remaining balance of $15 million at July 31, 2015. We continue to classify them as long-term investments based on the maturities of the underlying securities at that date. We do not intend to sell our municipal auction rate securities. In addition, it is more likely than not that we will not be required to sell them before recovery at par, which may be at maturity.
There were no transfers between Level 1, Level 2, and Level 3 of the fair value hierarchy during the twelve months ended July 31, 2015, 2014 or 2013.
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
Assets measured at fair value on a non-recurring basis include reporting units measured at fair value in a goodwill impairment test. Estimates of fair value for reporting units fall under Level 3 of the fair value hierarchy.
During the fourth quarters of fiscal 2015, fiscal 2014, and fiscal 2013 we performed our annual goodwill impairment tests. Using the methodology described in Note 1, we determined that the estimated fair values of all of our reporting units exceeded their carrying values and that they were not impaired.
During the third quarter of fiscal 2015 there was a significant decline in the revenue and operating income forecast for our Consumer Ecosystem reporting unit. As a result of this development, we performed an interim impairment test of goodwill and acquired intangible assets for that reporting unit. We concluded that the carrying value of goodwill associated with our Consumer Ecosystem reporting unit was impaired and we recorded an impairment charge of $263 million that reduced the carrying value of goodwill to $211 million as of April 30, 2015. The amount of the impairment charge was determined by comparing the carrying value of goodwill assigned to the reporting unit with the implied fair value of the goodwill. We used a weighted combination of a discounted cash flow model (income approach) and comparisons to publicly traded companies engaged in similar businesses (market approach) to estimate the fair value of our Consumer Ecosystem reporting unit. Key assumptions that we used in the income approach included the amount and timing of estimated future cash flows to be generated by the business over an extended period of time, long-term growth rates for the business, and a rate of return that

Tables of Contents

considered the relative risk of achieving the cash flows and the time value of money. For the market approach, we estimated the fair value of the reporting unit based on market multiples of revenue, operating income, and earnings for comparable publicly traded companies engaged in similar businesses. We believe that the assumptions used to determine the impairment amount for the goodwill of this reporting unit are reasonable.
During the fourth quarter of fiscal 2015 management approved a plan to sell our Quicken business, which was part of our Consumer Ecosystem reporting unit, and we accounted for it as discontinued operations. As a result, we reclassified a portion of the goodwill impairment charge that we recorded in the third quarter of fiscal 2015 to discontinued operations based on the relative fair values of Quicken and the remaining components of our Consumer Ecosystem reporting unit.
In March 2013 the largest customer for our Intuit Health business acquired a company that offers similar solutions and competes with us directly in that market space. As a result, we performed an interim impairment test of goodwill and acquired intangible assets during the third quarter of fiscal 2013. We concluded that the carrying amounts of goodwill and certain definite-lived acquired intangible assets associated with our Intuit Health business were impaired and recorded an impairment charge of $46 million that reduced the carrying value of those assets to zero. For goodwill, the amount of the impairment charge was determined by comparing the carrying value of goodwill assigned to the reporting unit with the implied fair value of the goodwill. We used a weighted combination of a discounted cash flow model (income approach) and comparisons to publicly traded companies engaged in similar businesses (market approach) to estimate the fair value of our Intuit Health reporting unit. Key assumptions that we used in the income approach included the amount and timing of estimated future cash flows to be generated by the business over an extended period of time, long-term growth rates for the business, and a rate of return that considered the relative risk of achieving the cash flows and the time value of money. For the market approach, we estimated the fair value of the reporting unit based on market multiples of revenue, operating income, and earnings for comparable publicly traded companies engaged in similar businesses. For those acquired intangible assets where the unamortized balances exceeded the undiscounted future net cash flows, we measured the amount of the impairment by calculating the amount by which the carrying values exceeded the estimated fair values, which were based on projected discounted future net cash flows. We believe that the assumptions used to determine the impairment amounts for the goodwill and acquired intangible assets for this business unit are reasonable. In the fourth quarter of fiscal 2013 management approved a plan to sell our Intuit Health business, which was part of our former Other Businesses reportable segment. On August 19, 2013 we completed the sale for cash consideration that was not significant.
3. Cash and Cash Equivalents, Investments and Funds Held for Customers
The following table summarizes our cash and cash equivalents, investments and funds held for customers by balance sheet classification at the dates indicated.

	July 31, 2015		July 31, 2014
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Classification on balance sheets:
Cash and cash equivalents	$808	$808	$849	$849
Investments	890	889	1,064	1,065
Funds held for customers	337	337	289	289
Long-term investments	27	27	31	31
Total cash and cash equivalents, investments and funds held for customers	$2,062	$2,061	$2,233	$2,234

Tables of Contents

The following table summarizes our cash and cash equivalents, investments and funds held for customers by investment category at the dates indicated. See Note 2 for more information on our municipal auction rate securities.

	July 31, 2015		July 31, 2014
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Type of issue:
Total cash and cash equivalents	$970	$970	$994	$994
Available-for-sale debt securities:
Municipal bonds	507	506	700	701
Municipal auction rate securities	15	15	21	21
Corporate notes	546	546	466	466
U.S. agency securities	12	12	42	42
Total available-for-sale debt securities	1,080	1,079	1,229	1,230
Other long-term investments	12	12	10	10
Total cash and cash equivalents, investments and funds held for customers	$2,062	$2,061	$2,233	$2,234
We include realized gains and losses on our available-for-sale debt securities in interest and other income, net in our statements of operations. Gross realized gains and losses on our available-for-sale debt securities for the twelve months ended July 31, 2015, 2014 and 2013 were not significant.
We accumulate unrealized gains and losses on our available-for-sale debt securities, net of tax, in accumulated other comprehensive income in the stockholders’ equity section of our balance sheets. Gross unrealized gains and losses on our available-for-sale debt securities at July 31, 2015 and July 31, 2014 were not significant.
We periodically review our investment portfolios to determine if any investment is other-than-temporarily impaired due to changes in credit risk or other potential valuation concerns. We believe that the investments that we held at July 31, 2015 were not other-than-temporarily impaired. Unrealized losses on available-for-sale debt securities at July 31, 2015 were not significant and are due to changes in interest rates, including market credit spreads, and not due to increased credit risks associated with specific securities. We do not intend to sell these investments. In addition, it is more likely than not that we will not be required to sell them before recovery at par, which may be at maturity.
The following table summarizes our available-for-sale debt securities classified by the stated maturity date of the security at the dates indicated.

	July 31, 2015		July 31, 2014
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$434	$435	$363	$363
Due within two years	443	442	443	443
Due within three years	156	156	303	303
Due after three years	47	46	120	121
Total available-for-sale debt securities	$1,080	$1,079	$1,229	$1,230
Available-for-sale debt securities due after three years in the table above include our municipal auction rate securities. See Note
2, “Fair Value Measurements,” for more information. All of the remaining securities in that category had interest reset dates or mandatory call dates within three years of the dates indicated in the table.

Tables of Contents

4. Property and Equipment
Property and equipment consisted of the following at the dates indicated:

	Life in	July 31,
(Dollars in millions)	Years	2015	2014
Equipment	3-5	$447	$398
Computer software	3-6	552	507
Furniture and fixtures	5	71	68
Leasehold improvements	2-16	286	273
Land	NA	7	6
Buildings	5-30	192	192
Capital in progress	NA	188	127
		1,743	1,571
Less accumulated depreciation and amortization		(1,061)	(982)
Total property and equipment, net		$682	$589
__________________________
NA = Not Applicable
Capital in progress at July 31, 2015 and July 31, 2014 consisted primarily of costs related to internal use software projects and land that we have purchased adjacent to our headquarters campus in Mountain View, California that contains buildings that we are in the process of demolishing and reconstructing. As discussed in Note 1, “Description of Business and Summary of Significant Accounting Policies – Internal Use Software,” we capitalize costs related to the development of computer software for internal use. We capitalized internal use software costs totaling $116 million for the twelve months ended July 31, 2015; $80 million for the twelve months ended July 31, 2014; and $66 million for the twelve months ended July 31, 2013. These amounts included capitalized labor costs of $89 million, $46 million and $56 million. Costs related to internal use software projects are included in the capital in progress category of property and equipment until project completion, at which time they are transferred to the computer software category.
5. Goodwill and Acquired Intangible Assets
Goodwill
Changes in the carrying value of goodwill by reportable segment during the twelve months ended July 31, 2015 and July 31, 2014 were as shown in the following table. Our reportable segments are described in Note 14, “Segment Information.”

(In millions)	Balance July 31, 2013	Goodwill Acquired/ Adjusted	Balance July 31, 2014	Goodwill Acquired/ Adjusted	Goodwill Impairment Charges	Balance July 31, 2015
Small Business	$988	$225	$1,213	$58	(114)	$1,157
Consumer Tax	19	(2)	17	1	—	18
Professional Tax	93	—	93	(2)	—	91
Totals	$1,100	$223	$1,323	$57	$(114)	$1,266
We had no accumulated goodwill impairment losses for our continuing operations at July 31, 2013. See Note 2, “Fair Value Measurements – Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis,” for a description of the goodwill impairment charge we recorded for our Consumer Ecosystem reporting unit in fiscal 2015. The increase in goodwill in our Small Business segment during the twelve months ended July 31, 2015 was due to a number of small acquisitions, none of which were individually significant. The increase in goodwill in our Small Business segment during the twelve months ended July 31, 2014 was due to the acquisition of Mint Bills (formerly Check Inc.). See Note 6, “Business Combinations,” and Note 14, “Segment Information,” for more information.

Tables of Contents

Acquired Intangible Assets
The following table shows the cost, accumulated amortization and weighted average life in years for our acquired intangible assets at the dates indicated.

(Dollars in millions)	Customer Lists	Purchased Technology	Trade Names and Logos	Covenants Not to Compete or Sue	Total

At July 31, 2015:
Cost	$243	$371	$24	$32	$670
Accumulated amortization	(239)	(294)	(23)	(27)	(583)
Acquired intangible assets, net	$4	$77	$1	$5	$87
Weighted average life in years	5	5	4	9	5

At July 31, 2014:
Cost	$244	$336	$23	$32	$635
Accumulated amortization	(231)	(227)	(19)	(25)	(502)
Acquired intangible assets, net	$13	$109	$4	$7	$133
Weighted average life in years	7	5	8	8	6

The following table shows the expected future amortization expense for our acquired intangible assets at July 31, 2015. Amortization of purchased technology is charged to cost of service and other revenue and to amortization of acquired technology in our statements of operations. Amortization of other acquired intangible assets such as customer lists is charged to amortization of other acquired intangible assets in our statements of operations. If impairment events occur, they could accelerate the timing of acquired intangible asset charges.

(In millions)	Expected Future Amortization Expense

Twelve months ending July 31,
2016	$37
2017	24
2018	16
2019	7
2020	3
Thereafter	—
Total expected future amortization expense	$87
6. Business Combinations
Check Inc. (Mint Bills)
On June 16, 2014 we acquired all of the outstanding equity interests of Check Inc. for total cash and other consideration of approximately $369 million. The $369 million included total purchase consideration of approximately $342 million and $27 million for the fair value of assumed equity awards that is being charged to expense over service periods of up to four years. Check provides a mobile application that automates and consolidates the bill payment process in one place, reducing complexity for consumers. Check is now known as Mint Bills and is part of our Small Business segment. See Note 14, “Segment Information,” for more information. We have included the results of operations for Check in our consolidated results of operations from the date of acquisition. Their results of operations for periods prior to the date of acquisition were not material when compared with our consolidated results of operations.
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

Tables of Contents

information available at the time the acquisition closed, we allocated approximately $14 million of the consideration to net tangible assets and approximately $35 million of the consideration to identified intangible assets. We recorded the excess consideration of approximately $293 million as goodwill, none of which is deductible for income tax purposes.
7. Discontinued Operations
Demandforce, QuickBase, and Quicken
In the fourth quarter of fiscal 2015 management having the authority to do so formally approved a plan to sell our Demandforce, QuickBase, and Quicken businesses. The decision was a result of management’s desire to focus resources on our core small business and tax strategy. We determined that these businesses became long-lived assets held for sale in the fourth quarter of fiscal 2015. A long-lived asset classified as held for sale is measured at the lower of its carrying amount or fair value less cost to sell. Since the carrying value of these three businesses at July 31, 2015 was less than the estimated fair value less cost to sell, no adjustments to the carrying values of these long-lived assets were necessary at that date.
We also classified our Demandforce, QuickBase, and Quicken businesses as discontinued operations in the fourth quarter of fiscal 2015 and have therefore segregated their operating results from continuing operations in our statements of operations and on our balance sheets for all periods presented. Because operating cash flows from these businesses were not material for any period presented, we have not segregated them from continuing operations on our statements of cash flows. Demandforce and QuickBase were part of our Small Business segment and Quicken was part of our former Consumer segment.
See the table later in this Note 7 for more information on the operating results of Demandforce, QuickBase, and Quicken. The carrying amounts of the major classes of assets and liabilities of Demandforce, QuickBase, and Quicken at July 31, 2015 and July 31, 2014 were as shown in the following table.

	July 31,
(In millions)	2015	2014
Accounts receivable	$19	$19
Deferred income taxes	5	9
Prepaid and other current assets	2	1
Property and equipment, net	25	17
Goodwill	165	312
Purchased intangible assets, net	43	66
Other assets	2	1
Total assets	261	425

Accounts payable	7	16
Accrued compensation	21	16
Deferred revenue	48	31
Other current liabilities	17	17
Long-term deferred revenue	39	7
Long-term obligations	29	27
Total liabilities	161	114
Net assets	$100	$311
Intuit Financial Services
On July 1, 2013 we signed a definitive agreement to sell our Intuit Financial Services (IFS) business and on August 1, 2013 we completed the sale for approximately $1.025 billion in cash. We recorded a $44 million pre-tax gain on the disposal of IFS that was partially offset by a related income tax provision of approximately $8 million, resulting in a net gain on disposal of approximately $36 million in the first quarter of fiscal 2014. The decision to sell the IFS business was a result of management’s desire to focus resources on our offerings for small businesses, consumers, and accounting professionals. The IFS business comprised substantially all of our former Financial Services reportable segment.
We determined that our IFS business became a long-lived asset held for sale in the fourth quarter of fiscal 2013. A long-lived asset classified as held for sale is measured at the lower of its carrying amount or fair value less cost to sell. Since the carrying

Tables of Contents

value of IFS at July 31, 2013 was less than the estimated fair value less cost to sell, no adjustment to the carrying value of this long-lived asset was necessary at that date.
We also classified our IFS business as discontinued operations in the fourth quarter of fiscal 2013 and have therefore segregated its operating results from continuing operations in our statements of operations for all periods presented. See the table later in this Note for more information. Because operating cash flows from the IFS business were not material for any period presented, we have not segregated them from continuing operations on our statements of cash flows.
Intuit Health
In July 2013 management having the authority to do so formally approved a plan to sell our Intuit Health business and on August 19, 2013 we completed the sale for cash consideration that was not significant. We recorded a $4 million pre-tax loss on the disposal of Intuit Health that was more than offset by a related income tax benefit of approximately $14 million, resulting in a net gain on disposal of approximately $10 million in the first quarter of fiscal 2014. The decision to sell the Intuit Health business was a result of management’s desire to focus resources on our offerings for small businesses, consumers, and accounting professionals. Intuit Health was part of our former Other Businesses reportable segment.
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
Intuit Websites
In July 2012 management having the authority to do so formally approved a plan to sell our Intuit Websites business, which was a component of our Small Business segment. The decision was the result of a shift in our strategy for helping small businesses to establish an online presence. On August 10, 2012 we signed a definitive agreement to sell our Intuit Websites business and on September 17, 2012 we completed the sale for approximately $60 million in cash. We recorded a gain on disposal of approximately $32 million, net of income taxes.
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

Tables of Contents

Net Income (Loss) from Discontinued Operations
Net revenue from discontinued operations, income or loss from discontinued operations before income taxes, and the components of net income (loss) from discontinued operations were as follows for the periods indicated:

	Twelve Months Ended July 31,
(In millions)	2015	2014	2013
Net revenue from discontinued operations:
Intuit Financial Services	$—	$—	$325
Intuit Health	—	1	16
Intuit Websites	—	—	10
Demandforce	115	107	80
QuickBase	70	57	47
Quicken	51	98	99
Total net revenue from discontinued operations	$236	$263	$577

Income (loss) from discontinued operations before income taxes:
Intuit Financial Services	$—	$—	$52
Intuit Health	—	(1)	(71)
Demandforce	(63)	(51)	(41)
QuickBase	11	7	10
Quicken	(136)	57	58
Total income (loss) from discontinued operations before income taxes	$(188)	$12	$8

Net income (loss) from discontinued operations:
Net income from Intuit Financial Services operations	$—	$—	$34
Net gain on disposal of Intuit Financial Services discontinued operations	—	36	8
Net loss from Intuit Health operations	—	—	(57)
Net gain on disposal of Intuit Health discontinued operations	—	10	18
Net gain on disposal of Intuit Websites discontinued operations	—	—	32
Net loss from Demandforce operations	(39)	(30)	(27)
Net income from QuickBase operations	7	4	6
Net income (loss) from Quicken operations	(140)	34	37
Tax benefit from discontinued operations	124	—	—
Total net income (loss) from discontinued operations	$(48)	$54	$51
The tax benefit from discontinued operations for the twelve months ended July 31, 2015 and the net gains on disposal of Intuit Financial Services and Intuit Health for the twelve months ended July 31, 2013 were comprised of tax benefits from the anticipated sales of those businesses. See Note 10, “Income Taxes,” for more information.
8. Current Liabilities
Unsecured Revolving Credit Facility
On February 17, 2012 we entered into an agreement with certain institutional lenders for a $500 million unsecured revolving credit facility that will expire on February 17, 2017. Advances under the credit facility will accrue interest at rates that are equal to, at our election, either JP Morgan’s alternate base rate plus a margin that ranges from 0.0% to 0.5% or the London InterBank Offered Rate (LIBOR) plus a margin that ranges from 0.9% to 1.5%. Actual margins under either election will be based on our senior debt credit ratings. The agreement includes customary affirmative and negative covenants, including financial covenants that require us to maintain a ratio of total debt to annual earnings before interest, taxes, depreciation and amortization (EBITDA) of not greater than 3.25 to 1.00 as of any date and a ratio of annual EBITDA to interest payable of not less than 3.00 to 1.00 as of the last day of each fiscal quarter. We remained in compliance with these covenants at all times during the twelve

Tables of Contents

months ended July 31, 2015. We may use the proceeds of any advances under this credit facility for general corporate purposes, including future acquisitions and stock repurchases. To date we have not borrowed under this credit facility.
Other Current Liabilities
Other current liabilities were as follows at the dates indicated:

	July 31,
(In millions)	2015	2014
Reserve for product returns	$12	$15
Reserve for rebates	12	21
Current portion of license fee payable	10	10
Current portion of deferred rent	8	6
Interest payable	10	10
Executive deferred compensation plan liabilities	63	62
Other	35	26
Total other current liabilities	$150	$150
9. Long-Term Obligations and Commitments
Long-Term Debt
On March 12, 2007 we issued $500 million of 5.75% senior unsecured notes due on March 15, 2017 (the Notes). We carried the Notes at face value less the unamortized discount in long-term debt on our balance sheets at July 31, 2015 and July 31, 2014. The Notes are redeemable by Intuit at any time, subject to a make-whole premium, and include covenants that limit our ability to grant liens on our facilities and to enter into sale and leaseback transactions, subject to significant allowances. Interest on the Notes is payable semi-annually on March 15 and September 15. We paid $29 million in cash for interest on the Notes during each of the twelve months ended July 31, 2015, July 31, 2014 and July 31, 2013.
Other Long-Term Obligations
Other long-term obligations were as follows at the dates indicated:

	July 31,
(In millions)	2015	2014
Total deferred rent	$49	$52
Total license fee payable	34	41
Long-term income tax liabilities	45	32
Long-term deferred income tax liabilities	50	44
Other	13	14
Total long-term obligations	191	183
Less current portion (included in other current liabilities)	(19)	(17)
Long-term obligations due after one year	$172	$166
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

Tables of Contents

Annual minimum commitments under operating leases and purchase obligations at July 31, 2015 were as shown in the table below.

(In millions)	Operating Lease Commitments	Purchase Obligations
Fiscal year ending July 31,
2016	$74	$26
2017	72	12
2018	58	55
2019	50	—
2020	47	—
Thereafter	221	1
Total commitments	$522	$94
Less minimum payments to be received from non-cancellable subleases	(13)
Net operating lease commitments	$509
Rent expense for continuing operations totaled $59 million for the twelve months ended July 31, 2015, $54 million for the twelve months ended July 31, 2014, and $50 million for the twelve months ended July 31, 2013. Rent expense includes base contractual rent and contractual variable expenses such as building maintenance, utilities, property taxes and insurance.
10. Income Taxes
The provision for income taxes from continuing operations consisted of the following for the periods indicated:

	Twelve Months Ended July 31,
(In millions)	2015	2014	2013
Current:
Federal	$253	$358	$328
State	20	21	30
Foreign	7	10	5
Total current	280	389	363
Deferred:
Federal	14	51	4
State	1	5	1
Foreign	4	2	10
Total deferred	19	58	15
Total provision for income taxes from continuing operations	$299	$447	$378
Excess tax benefits associated with share-based compensation deductions are credited to stockholders’ equity. The reductions of income taxes payable resulting from share-based compensation deductions that were credited to stockholders’ equity were approximately $85 million for the twelve months ended July 31, 2015, $82 million for the twelve months ended July 31, 2014, and $69 million for the twelve months ended July 31, 2013.
The sources of income from continuing operations before the provision for income taxes consisted of the following for the periods indicated:

	Twelve Months Ended July 31,
(In millions)	2015	2014	2013
United States	$716	$1,276	$1,140
Foreign	(4)	24	45
Total	$712	$1,300	$1,185

Tables of Contents

Differences between income taxes calculated using the federal statutory income tax rate of 35% and the provision for income taxes from continuing operations were as follows for the periods indicated:

	Twelve Months Ended July 31,
(In millions)	2015	2014	2013
Income from continuing operations before income taxes	$712	$1,300	$1,185

Statutory federal income tax	$249	$455	$415
State income tax, net of federal benefit	15	17	17
Federal research and experimentation credits	(19)	(7)	(23)
Domestic production activities deduction	(19)	(25)	(29)
Share-based compensation	15	8	6
Effects of non-U.S. operations	12	1	(2)
Non-deductible goodwill	40	—	—
Other, net	6	(2)	(6)
Total provision for income taxes from continuing operations	$299	$447	$378
In December 2014 the Tax Increase Prevention Act of 2014 was signed into law. The Act includes a reinstatement of the federal research and experimentation credit through December 31, 2014 that was retroactive to January 1, 2014. We recorded a discrete tax benefit of approximately $11 million for the retroactive effect during the twelve months ended July 31, 2015. As of July 31, 2015, the federal research and experimentation credit had not been extended beyond December 31, 2014.
In January 2013 the American Taxpayer Relief Act of 2012 was signed into law. The Act includes a reinstatement of the federal research and experimentation credit through December 31, 2013 that was retroactive to January 1, 2012. We recorded a discrete tax benefit of approximately $8 million for the retroactive effect during the twelve months ended July 31, 2013.
Significant deferred tax assets and liabilities were as follows at the dates indicated:

	July 31,
(In millions)	2015	2014
Deferred tax assets:
Accruals and reserves not currently deductible	$36	$53
Deferred rent	10	8
Accrued and deferred compensation	52	48
Loss and tax credit carryforwards	44	41
Share-based compensation	52	50
Net basis difference in investments held for sale	122	—
Other, net	6	1
Total deferred tax assets	322	201
Deferred tax liabilities:
Intangible assets	87	97
Property and equipment	20	4
Total deferred tax liabilities	107	101
Total net deferred tax assets	215	100
Valuation allowance	(30)	(20)
Total net deferred tax assets, net of valuation allowance	$185	$80

Tables of Contents

The components of total net deferred tax assets, net of valuation allowances, as shown on our balance sheets were as follows at the dates indicated:

	July 31,
(In millions)	2015	2014
Current deferred income taxes	$231	$124
Long-term deferred income taxes included in other assets	4	—
Long-term deferred income taxes included in other long-term obligations	(50)	(44)
Total net deferred tax assets, net of valuation allowance	$185	$80
We have provided a valuation allowance related to the benefits of federal and state net basis difference in investments held for sale, state capital and operating loss carryforwards, foreign operating loss carryforwards, and state tax credit carryforwards that we believe are unlikely to be realized. Changes in the valuation allowance during the twelve months ended July 31, 2015 were primarily related to an increase in the valuation allowance for state tax credit and foreign operating loss carryforwards, offset with a reduction in the valuation allowance for state capital loss carryforwards. Changes in the valuation allowance during the twelve months ended July 31, 2014 were primarily related to the reduction of the valuation allowance on the loss associated with the sale of our Intuit Health investment, partially offset by the increase of the valuation allowance related to state tax credit and state and foreign operating loss carryforwards.
The deferred tax asset for the net basis difference in the Demandforce investment held for sale was $122 million. We recorded the related tax benefit to tax benefit from discontinued operations. See Note 7, “Discontinued Operations,” for more information.
At July 31, 2015, the deferred tax asset for the state capital loss carryforwards on the sale of Intuit Websites and Intuit Financial Services was $4 million, on which there was a valuation allowance of $1 million. During the twelve months ended July 31, 2015 the valuation allowance was reduced by $2 million and the related tax benefit was recorded to tax benefit from discontinued operations. See Note 7, “Discontinued Operations,” for more information.
At July 31, 2015, we had total federal net operating loss carryforwards of approximately $23 million that will start to expire in fiscal 2029. Utilization of the net operating losses is subject to annual limitation. The annual limitation may result in the expiration of net operating losses before utilization.
At July 31, 2015, we had total state net operating loss carryforwards of approximately $115 million for which we have recorded a deferred tax asset of $7 million and a valuation allowance of $6 million. The state net operating losses will start to expire in fiscal 2016. Utilization of the net operating losses is subject to annual limitation. The annual limitation may result in the expiration of net operating losses before utilization.
At July 31, 2015, we had Singapore operating loss carryforwards of approximately $46 million which have an indefinite carryforward period. We recorded a full valuation allowance on the related deferred tax asset.
At July 31, 2015, we had California research and experimentation credit carryforwards of approximately $44 million. If realized, $11 million of the carryfoward will be recognized as additional paid in capital. We recorded a full valuation on the related deferred tax asset.
Unrecognized Tax Benefits
The aggregate changes in the balance of our gross unrecognized tax benefits were as follows for the periods indicated:

	Twelve Months Ended July 31,
(In millions)	2015	2014	2013
Gross unrecognized tax benefits, beginning balance	$40	$39	$38
Increases related to tax positions from prior fiscal years, including acquisitions	15	4	5
Decreases related to tax positions from prior fiscal years	(1)	(8)	(12)
Increases related to tax positions taken during current fiscal year	5	5	9
Settlements with tax authorities	(3)	—	(1)
Gross unrecognized tax benefits, ending balance	$56	$40	$39
The total amount of our unrecognized tax benefits at July 31, 2015 was $56 million. Net of related deferred tax assets, unrecognized tax benefits were $37 million at that date. If we were to recognize these net benefits, our income tax expense would reflect a favorable net impact of $37 million. We do not believe that it is reasonably possible that there will be a significant increase or decrease in unrecognized tax benefits over the next 12 months.

Tables of Contents

We file U.S. federal, U.S. state, and foreign tax returns. Our major tax jurisdictions are U.S. federal and the State of California. For U.S. federal tax returns we are no longer subject to tax examinations for years prior to fiscal 2010. For California tax returns we are no longer subject to tax examinations for years prior to fiscal 2009. We are currently under examination by the Internal Revenue Service for fiscal 2010 through fiscal 2012.
We recognize interest and penalties related to unrecognized tax benefits within the provision for income taxes. Amounts accrued at July 31, 2015 and July 31, 2014 for the payment of interest and penalties were not significant. The amounts of interest and penalties that we recognized during the twelve months ended July 31, 2015, 2014 and 2013 were also not significant.
11. Stockholders’ Equity
Stock Repurchase Programs
Intuit’s Board of Directors has authorized a series of common stock repurchase programs. Shares of common stock repurchased under these programs become treasury shares. Under these programs, we repurchased 13.8 million shares of our common stock for $1.2 billion during the twelve months ended July 31, 2015; 22.5 million shares for $1.6 billion during the twelve months ended July 31, 2014; and 4.8 million shares for $292 million during the twelve months ended July 31, 2013. At July 31, 2015, we had authorization from our Board of Directors to expend up to an additional $2.6 billion for stock repurchases through May 19, 2019. Future stock repurchases under the current program are at the discretion of management, and authorization of future stock repurchase programs is subject to the final determination of our Board of Directors.
To facilitate our stock repurchase program, from time to time we repurchase shares in the open market. On August 23, 2013 we entered into an accelerated share repurchase (ASR) agreement with a large financial institution to repurchase $1.4 billion of Intuit’s common stock on an accelerated basis. On August 23, 2013 we paid $1.4 billion to the financial institution and received an initial delivery of 17.6 million shares of Intuit common stock. On December 23, 2013 we received a final delivery of 2.6 million shares of Intuit common stock. We treated the ASR as a forward contract indexed to our own common stock. The forward contract met all of the applicable criteria for equity classification, so we did not account for it as a derivative instrument. We have reflected the shares delivered to us by the financial institution as treasury shares as of the date they were physically delivered in computing weighted average shares outstanding for both basic and diluted net loss per share.
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
Dividends on Common Stock
During fiscal 2015 we declared and paid cash dividends that totaled $1.00 per share of outstanding common stock or approximately $283 million. In August 2015 our Board of Directors declared a quarterly cash dividend of $0.30 per share of outstanding common stock payable on October 19, 2015 to stockholders of records at the close of business on October 12, 2015. Future declarations of dividends and the establishment of future record dates and payment dates are subject to the final determination of our Board of Directors.
Description of 2005 Equity Incentive Plan
Our stockholders initially approved our 2005 Equity Incentive Plan (2005 Plan) on December 9, 2004. On January 23, 2014 our stockholders approved an Amended and Restated 2005 Equity Incentive Plan (Restated 2005 Plan) that expires on October 29, 2023. Under the Restated 2005 Plan, we are permitted to grant incentive and non-qualified stock options, restricted stock awards, restricted stock units (RSUs), stock appreciation rights and stock bonus awards to our employees, non-employee directors, and consultants. The Compensation and Organizational Development Committee of our Board of Directors or its delegates determine who will receive grants, when those grants will be exercisable, their exercise price and other terms. We are permitted to issue up to 115.0 million shares under the Restated 2005 Plan. The plan provides a fungible share reserve. Each stock option granted on or after November 1, 2010 reduces the share reserve by one share and each restricted stock award or

Tables of Contents

restricted stock unit granted reduces the share reserve by 2.3 shares. Stock options forfeited and returned to the pool of shares available for grant increase the pool by one share for each share forfeited. Restricted stock awards and RSUs forfeited and returned to the pool of shares available for grant increase the pool by 2.3 shares for each share forfeited. At July 31, 2015, there were approximately 17.2 million shares available for grant under this plan. Stock options granted under the 2005 Plan and the Restated 2005 Plan typically vest over three years based on continued service and have a seven year term. RSUs granted under those plans typically vest over three years based on continued service. Certain RSUs granted to senior management vest based on the achievement of pre-established performance or market goals.
Description of Employee Stock Purchase Plan
On November 26, 1996 our stockholders initially adopted our Employee Stock Purchase Plan (ESPP) under Section 423 of the Internal Revenue Code. The ESPP permits our eligible employees to make payroll deductions to purchase our stock on regularly scheduled purchase dates at a discount. Our stockholders have approved amendments to the ESPP to permit the issuance of up to 23.8 million shares under the ESPP, which expires upon the earliest to occur of (a) termination of the ESPP by the Board, or (b) issuance of all the shares of Intuit’s common stock reserved for issuance under the ESPP. Offering periods under the ESPP are six months in duration and composed of two consecutive three-month accrual periods. Shares are purchased at 85% of the lower of the closing price for Intuit common stock on the first day of the offering period or the last day of the accrual period.
Under the ESPP, employees purchased 892,632 shares of Intuit common stock during the twelve months ended July 31, 2015; 1,044,961 shares during the twelve months ended July 31, 2014; and 1,172,822 shares during the twelve months ended July 31, 2013. At July 31, 2015, there were 4,638,773 shares available for issuance under this plan.
Share-Based Compensation Expense
The following table summarizes the total share-based compensation expense that we recorded in operating income from continuing operations for the periods shown.

	Twelve Months Ended July 31,
(In millions except per share amounts)	2015	2014	2013
Cost of service and other revenue	$6	$7	$4
Selling and marketing	69	53	55
Research and development	80	59	50
General and administrative	87	67	57
Total share-based compensation expense from continuing operations	242	186	166
Income tax benefit	(75)	(60)	(55)
Decrease in net income from continuing operations	$167	$126	$111

Decrease in net income per share from continuing operations:
Basic	$0.59	$0.44	$0.37
Diluted	$0.58	$0.43	$0.37
The table above excludes share-based compensation expense for our discontinued operations, which totaled $15 million during the twelve months ended July 31, 2015, $18 million during the twelve months ended July 31, 2014, and $29 million during the twelve months ended July 31, 2013. Because we have not reclassified our statements of cash flows to segregate discontinued operations, these amounts are included in share-based compensation expense on our statements of cash flows for that period.
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

Tables of Contents

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
All of the RSUs we grant have dividend rights that are subject to the same vesting requirements as the underlying equity awards, so we do not adjust the market price of our stock on the date of grant for dividends.
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
Dividends. We use an annualized expected dividend yield in our option valuation model. We paid quarterly cash dividends during fiscal 2015, fiscal 2014, and fiscal 2013 and currently expect to continue to pay cash dividends in the future.
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
We used the following assumptions to estimate the fair value of stock options granted and shares purchased under our Employee Stock Purchase Plan for the periods indicated:

	Twelve Months Ended July 31,
	2015	2014	2013
Assumptions for stock options:
Expected volatility (range)	22% - 24%	22% - 24%	22% - 27%
Weighted average expected volatility	23%	23%	23%
Risk-free interest rate (range)	1.13% - 1.47%	1.01% - 1.40%	0.49% - 1.05%
Expected dividend yield	0.93% - 1.05%	0.92% - 1.06%	1.02% - 1.18%

Assumptions for ESPP:
Expected volatility (range)	20% - 23%	19% - 22%	20% - 24%
Weighted average expected volatility	21%	21%	22%
Risk-free interest rate (range)	0.01% - 0.15%	0.02% - 0.08%	0.05% - 0.11%
Expected dividend yield	0.96% - 1.19%	0.94% - 1.15%	1.04% - 1.17%

Tables of Contents

Share-Based Awards Available for Grant
A summary of share-based awards available for grant under our 2005 Equity Incentive Plan for the fiscal periods indicated was as follows:

(Shares in thousands)	Shares Available for Grant
Balance at July 31, 2012	21,760
Options granted	(2,607)
Restricted stock units granted (1)	(9,310)
Share-based awards canceled/forfeited/expired (1)(2)	2,277
Balance at July 31, 2013	12,120
Additional shares authorized	19,000
Options granted	(2,206)
Restricted stock units granted (1)	(8,959)
Share-based awards canceled/forfeited/expired (1)(2)	4,248
Balance at July 31, 2014	24,203
Options granted	(1,981)
Restricted stock units granted (1)	(8,053)
Share-based awards canceled/forfeited/expired (1)(2)	3,014
Balance at July 31, 2015	17,183
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

Tables of Contents

Stock Option Activity and Related Share-Based Compensation Expense
A summary of activity under all share-based compensation plans for the fiscal periods indicated was as follows:

	Options Outstanding
(Shares in thousands)	Number of Shares	Weighted Average Exercise Price Per Share
Balance at July 31, 2012	18,061	$37.49
Granted	2,607	62.93
Exercised	(5,826)	32.79
Canceled or expired	(636)	44.60
Balance at July 31, 2013	14,206	43.77
Granted	2,206	82.15
Assumed in connection with acquisitions	261	5.16
Exercised	(5,041)	37.74
Canceled or expired	(694)	54.77
Balance at July 31, 2014	10,938	52.67
Granted	1,981	106.86
Exercised	(3,704)	41.65
Canceled or expired	(502)	62.32
Balance at July 31, 2015	8,713	$69.13
Information regarding stock options outstanding as of July 31, 2015 is summarized below:

	Number of Shares (in thousands)	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value (in millions)
Options outstanding	8,713	5.50	$69.13	$332
Options vested and expected to vest	8,282	5.36	$67.86	$326
Options exercisable	4,389	3.50	$51.55	$244
Options expected to vest are unvested shares net of expected forfeitures. The aggregate intrinsic values at July 31, 2015 are calculated as the difference between the exercise price of the underlying options and the market price of our common stock for shares that were in-the-money at that date. In-the-money options at July 31, 2015 were options that had exercise prices that were lower than the $105.77 market price of our common stock at that date.

Tables of Contents

Additional information regarding our stock options and ESPP shares is shown in the table below.

	Twelve Months Ended July 31,
(In millions except per share amounts)	2015	2014	2013
Weighted average fair value of options granted (per share)	$19.39	$21.34	$11.24
Total fair value of options vested	$33	$20	$41

Aggregate intrinsic value of options exercised	$191	$177	$166

Share-based compensation expense for stock options and ESPP	$54	$43	$44
Total tax benefit for stock option and ESPP share-based compensation	$12	$11	$13

Cash received from option exercises	$154	$190	$191
Cash tax benefits realized related to tax deductions for non-qualified option exercises and disqualifying dispositions under all share-based payment arrangements	$68	$63	$60
At July 31, 2015, there was $67 million of unrecognized compensation cost related to non-vested stock options that we will amortize to expense in the future. Unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize that cost over a weighted average vesting period of 2.4 years.
Restricted Stock Unit Activity and Related Share-Based Compensation Expense
A summary of restricted stock unit (RSU) activity for the periods indicated was as follows:

(Shares in thousands)	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at July 31, 2012	9,607	$46.79
Granted	4,048	62.76
Vested	(3,670)	43.00
Forfeited	(801)	48.16
Nonvested at July 31, 2013	9,184	55.23
Granted	3,896	71.37
Assumed or granted in connection with acquisitions	782	71.00
Vested	(2,820)	53.98
Forfeited	(1,587)	61.76
Nonvested at July 31, 2014	9,455	62.46
Granted	3,501	100.18
Assumed or granted in connection with acquisitions	292	91.87
Vested	(3,155)	67.00
Forfeited	(1,177)	62.32
Nonvested at July 31, 2015	8,916	$76.64

Tables of Contents

Additional information regarding our RSUs is shown in the table below.

	Twelve Months Ended July 31,
(In millions)	2015	2014	2013
Total fair value of RSUs vested	$282	$204	$224

Share-based compensation for RSUs	$188	$143	$122
Total tax benefit related to RSU share-based compensation expense	$63	$49	$42

Cash tax benefits realized for tax deductions for RSUs	$96	$134	$77
At July 31, 2015, there was $446 million of unrecognized compensation cost related to non-vested RSUs that we will amortize to expense in the future. Unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize that cost over a weighted average vesting period of 2.3 years.
Accumulated Other Comprehensive Loss
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
The following table shows the components of accumulated other comprehensive loss, net of income taxes, in the stockholders’ equity section of our balance sheets at the dates indicated.

	July 31,
(In millions)	2015	2014
Unrealized gains on available-for-sale debt securities	$—	$1
Foreign currency translation adjustments	(30)	(3)
Total accumulated other comprehensive loss	$(30)	$(2)
12. Benefit Plans
Executive Deferred Compensation Plan
In December 2004 we initially adopted our 2005 Executive Deferred Compensation Plan, which became effective January 1, 2005. We adopted this plan to meet the requirements for deferred compensation under Section 409A of the Internal Revenue Code. The plan provides that executives who meet minimum compensation requirements are eligible to defer up to 75% of their salaries, bonuses and commissions. We have agreed to credit the participants’ contributions with earnings that reflect the performance of certain independent investment funds. We may also make discretionary employer contributions to participant accounts in certain circumstances. The timing, amounts and vesting schedules of employer contributions are at the sole discretion of the Compensation and Organizational Development Committee of our Board of Directors or its delegate. The benefits under this plan are unsecured. Participants are generally eligible to receive payment of their vested benefit at the end of their elected deferral period or after termination of their employment with Intuit for any reason or at a later date to comply with the restrictions of Section 409A. Discretionary company contributions and the related earnings vest completely upon the participant’s disability, death or a change of control of Intuit. We made no employer contributions to the plan for any period presented.
We had liabilities related to this plan of $63 million at July 31, 2015 and $62 million at July 31, 2014. We have matched the plan liabilities with similar performing assets, which are primarily investments in life insurance contracts. These assets are recorded in other long-term assets while liabilities related to obligations are recorded in other current liabilities on our balance sheets.
401(k) Plan
In the United States, employees who participate in the Intuit Inc. 401(k) Plan may currently contribute up to 50% of pre-tax compensation, subject to Internal Revenue Service limitations and the terms and conditions of the plan. We match a portion of employee contributions, currently 125% up to six percent of salary, subject to Internal Revenue Service limitations. Matching

Tables of Contents

contributions were $44 million for the twelve months ended July 31, 2015; $43 million for the twelve months ended July 31, 2014; and $40 million for the twelve months ended July 31, 2013.
13. Litigation
Intuit has been contacted by regulatory authorities, including Congress, the Federal Trade Commission, the SEC, the Department of Justice and certain state Attorneys General, in connection with the increase during the 2015 tax season in attempts by criminals using stolen identity information to file fraudulent tax returns and claim refunds at the state and federal levels. Intuit is cooperating with all such government inquiries, including formal requests for information. In addition, we are the subject of certain actions, including putative class action lawsuits by individuals who claim to have suffered damages in connection with the foregoing events. We believe that the allegations contained within these lawsuits are without merit, and we intend to vigorously defend against them.
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

•
QuickBooks Accountant, QuickBooks Accountant Plus, and QuickBooks Online Accountant as well as the QuickBooks ProAdvisor Program, all of which are intended for the accounting professionals who serve small businesses.

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

Consumer Tax. Consumer Tax targets consumers and includes TurboTax income tax preparation products and services and electronic tax filing services.
Professional Tax. Our Professional Tax segment targets professional accountants in the U.S. and Canada and includes Lacerte, ProSeries, ProFile and Intuit Tax Online professional tax preparation products and services, electronic tax filing services, bank product transmission services, and training services.
All of our segments operate primarily in the United States and sell primarily to customers in the United States. International total net revenue was less than 5% of consolidated total net revenue for the twelve months ended July 31, 2015, 2014 and 2013.
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

Tables of Contents

The accounting policies of our reportable segments are the same as those described in the summary of significant accounting policies in Note 1. Except for goodwill and acquired intangible assets, we do not generally track assets by reportable segment and, consequently, we do not disclose total assets by reportable segment. See Note 5, “Goodwill and Acquired Intangible Assets,” for goodwill by reportable segment.
The following table shows our financial results by reportable segment for the periods indicated. Results for all periods presented have been adjusted to exclude results for our Demandforce, QuickBase, and Quicken businesses, which we classified as discontinued operations in the fourth quarter of fiscal 2015. Demandforce and QuickBase were part of the Small Business segment, and Quicken was part of the Consumer Ecosystem product line in the former Consumer segment. The remaining components of the Consumer Ecosystem product line are included in the Small Business segment for all periods presented and the former Consumer segment is now called the Consumer Tax segment. Results for all periods presented also exclude results for our Intuit Financial Services and Intuit Health businesses, which we classified as discontinued operations in the fourth quarter of fiscal 2013, and our Intuit Websites business, which we classified as discontinued operations in the fourth quarter of fiscal 2012. See Note 7, “Discontinued Operations,” for more information.

	Twelve Months Ended July 31,
(In millions)	2015	2014	2013

Net revenue:
Small Business segment	$2,108	$2,158	$1,988
Consumer Tax segment	1,800	1,663	1,552
Professional Tax segment	284	422	406
Total net revenue	$4,192	$4,243	$3,946

Operating income from continuing operations:
Small Business segment	696	852	806
Consumer Tax segment	1,131	1,075	964
Professional Tax segment	108	268	260
Total segment operating income	1,935	2,195	2,030
Unallocated corporate items:
Share-based compensation expense	(242)	(186)	(166)
Other common expenses	(765)	(684)	(626)
Amortization of acquired technology	(30)	(18)	(13)
Amortization of other acquired intangible assets	(12)	(7)	(17)
Goodwill and intangible asset impairment charges	(148)	—	—
Total unallocated corporate items	(1,197)	(895)	(822)
Total operating income from continuing operations	$738	$1,300	$1,208

Tables of Contents

15. Selected Quarterly Financial Data (Unaudited)
The following tables contain selected quarterly financial data for the twelve months ended July 31, 2015 and July 31, 2014. We have classified our Demandforce, QuickBase, Quicken, Intuit Financial Services, Intuit Health, and Intuit Websites businesses as discontinued operations and as a result have segregated their operating results from continuing operations in our statements of operations and in these tables. See Note 7, “Discontinued Operations,” for more information.

	Fiscal 2015 Quarter Ended
(In millions, except per share amounts)	October 31	January 31	April 30	July 31
Total net revenue	$612	$749	$2,135	$696
Cost of revenue	159	188	202	176
All other costs and expenses	562	650	867	650
Operating income (loss) from continuing operations	(109)	(89)	1,066	(130)
Net income (loss) from continuing operations	(81)	(60)	656	(102)
Net income (loss) from discontinued operations	(3)	(6)	(155)	116
Net income (loss)	(84)	(66)	501	14

Basic net income (loss) per share from continuing operations	$(0.28)	$(0.21)	$2.37	$(0.37)
Basic net income (loss) per share from discontinued operations	(0.01)	(0.02)	(0.56)	0.42
Basic net income (loss) per share	$(0.29)	$(0.23)	$1.81	$0.05

Diluted net income (loss) per share from continuing operations	$(0.28)	$(0.21)	$2.33	$(0.37)
Diluted net income (loss) per share from discontinued operations	(0.01)	(0.02)	(0.55)	0.42
Diluted net income (loss) per share	$(0.29)	$(0.23)	$1.78	$0.05

	Fiscal 2014 Quarter Ended
(In millions, except per share amounts)	October 31	January 31	April 30	July 31
Total net revenue	$565	$711	$2,318	$649
Cost of revenue	133	164	158	166
All other costs and expenses	509	602	673	538
Operating income (loss) from continuing operations	(77)	(55)	1,487	(55)
Net income (loss) from continuing operations	(57)	(42)	980	(28)
Net income (loss) from discontinued operations	46	5	4	(1)
Net income (loss)	(11)	(37)	984	(29)

Basic net income (loss) per share from continuing operations	$(0.20)	$(0.15)	$3.45	$(0.10)
Basic net income (loss) per share from discontinued operations	0.16	0.02	0.02	—
Basic net income (loss) per share	$(0.04)	$(0.13)	$3.47	$(0.10)

Diluted net income (loss) per share from continuing operations	$(0.20)	$(0.15)	$3.38	$(0.10)
Diluted net income (loss) per share from discontinued operations	0.16	0.02	0.01	—
Diluted net income (loss) per share	$(0.04)	$(0.13)	$3.39	$(0.10)

Tables of Contents

Schedule II
INTUIT INC.
VALUATION AND QUALIFYING ACCOUNTS

(In millions)	Beginning Balance	Additions Charged to Expense/ Revenue	Deductions	Ending Balance
Year ended July 31, 2015
Allowance for doubtful accounts	$40	$57	$(52)	$45
Reserve for product returns	15	68	(71)	12
Reserve for rebates	21	97	(106)	12

Year ended July 31, 2014
Allowance for doubtful accounts	$38	$50	$(48)	$40
Reserve for product returns	14	74	(73)	15
Reserve for rebates	14	103	(96)	21

Year ended July 31, 2013
Allowance for doubtful accounts	$46	$49	$(57)	$38
Reserve for product returns	16	92	(94)	14
Reserve for rebates	16	107	(109)	14

Notes:	The table above excludes balances and activity for our discontinued operations for all periods presented.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of July 31, 2015 based on the guidelines established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of this evaluation, our management has concluded that our internal control over financial reporting was effective as of July 31, 2015 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. We reviewed the results of management’s assessment with the Audit and Risk Committee of Intuit’s Board of Directors.

Ernst & Young LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of July 31, 2015. Their report is included in Item 8 of this Annual Report on Form 10-K.

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

None.

PART III
ITEM 10
DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Except for the information about our executive officers shown below, the information required by this Item 10 is incorporated by reference from the information contained in our Proxy Statement to be filed with the U.S. Securities and Exchange Commission in connection with the solicitation of proxies for our 2016 Annual Meeting of Stockholders (the “2016 Proxy Statement”) under the sections entitled “Our Board of Directors and Nominees – Directors Standing for Election,” “Corporate Governance,” and “Security Ownership of Certain Beneficial Owners and Management – Section 16(a) Beneficial Ownership Reporting Compliance.”
We maintain a Code of Conduct and Ethics that applies to all employees, including all officers. We also maintain a Board of Directors Code of Ethics that applies to all members of our Board of Directors. Our Code of Conduct and Ethics and Board of Directors Code of Ethics incorporate guidelines designed to deter wrongdoing and to promote honest and ethical conduct and compliance with applicable laws and regulations. Our Code of Conduct and Ethics and Board of Directors Code of Ethics are published on our Investor Relations website at http://investors.intuit.com/files/doc_governance/2015/INT_Intuit_Code-2015_Final.pdf and http://investors.intuit.com/files/doc_downloads/Corp_Gov/BOD_Code_of_Ethics.pdf, respectively. We disclose amendments to certain provisions of our Code of Conduct and Ethics and Board of Directors Code of Ethics, or waivers of such provisions granted to executive officers and directors, on this website.
EXECUTIVE OFFICERS
The following table shows Intuit’s executive officers as of July 31, 2015 and their areas of responsibility. Their biographies follow the table.

Name	Age	Position

Brad D. Smith	51	President, Chief Executive Officer and Director
Scott D. Cook	63	Chairman of the Executive Committee
Laura A. Fennell	54	Executive Vice President, General Counsel and Corporate Secretary
Sasan K. Goodarzi	47	Executive Vice President and General Manager, Consumer Tax Group
H. Tayloe Stansbury	54	Executive Vice President and Chief Technology Officer
Daniel A. Wernikoff	43	Executive Vice President and General Manager, Small Business Group
R. Neil Williams	62	Executive Vice President and Chief Financial Officer
Mark J. Flournoy	49	Vice President, Corporate Controller and Chief Accounting Officer
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
Mr. Cook, a founder of Intuit, has been an Intuit director since March 1984 and is currently Chairman of the Executive Committee. He served as Intuit’s Chairman of the Board from February 1993 through July 1998. From April 1984 to April 1994, he served as Intuit’s President and Chief Executive Officer. Mr. Cook also serves on the board of directors of The Procter & Gamble Company. Mr. Cook holds a Bachelor of Arts degree in Economics and Mathematics from the University of Southern California and a Master’s degree in Business Administration from Harvard Business School.
Ms. Fennell has been Executive Vice President, General Counsel and Corporate Secretary since August 2015 and previously served as Senior Vice President, General Counsel and Corporate Secretary from February 2007. She leads Intuit’s legal, corporate affairs, privacy, information security, and data services teams. Ms. Fennell joined Intuit as Vice President, General Counsel and Corporate Secretary in April 2004. Prior to joining Intuit, Ms. Fennell spent nearly eleven years at Sun Microsystems, Inc., most recently as Vice President of Corporate Legal Resources, as well as Acting General Counsel. Prior to

Tables of Contents

joining Sun, she was an associate attorney at Wilson Sonsini, Goodrich & Rosati PC. Ms. Fennell sits on the board of directors of the Children’s Discovery Museum of San Jose. Ms. Fennell holds a Bachelor of Science degree in Business Administration from California State University, Chico and a Juris Doctor from Santa Clara University.
Mr. Goodarzi has been Executive Vice President and General Manager of Intuit’s Consumer Tax Group since August 2015 and from August 2013 to July 2015 served as Senior Vice President and General Manager of the Consumer Tax Group. He rejoined Intuit in August 2011 as Senior Vice President and Chief Information Officer, serving in that capacity until July 2013, prior to which he had served as Chief Executive Officer of Nexant Inc., a privately held provider of intelligent grid software and clean energy solutions, since November 2010. During his previous tenure at Intuit from 2004 to 2010, Mr. Goodarzi led several business units including Intuit Financial Services and the professional tax division. Prior to joining Intuit, Mr. Goodarzi worked for Invensys, a global provider of industrial automation, transportation and controls technology, serving as global president of the products group. He also held a number of senior leadership roles in the automation control division at Honeywell and served as the chief executive officer and co-founder of a technology startup, Lazer Cables Inc. Mr. Goodarzi holds a Bachelor’s degree in Electrical Engineering from the University of Central Florida and a Master’s degree in Business Administration from the Kellogg School of Management at Northwestern University.
Mr. Stansbury has been Executive Vice President and Chief Technology Officer since August 2015 and joined Intuit in May 2009 as Senior Vice President and Chief Technology Officer. Mr. Stansbury previously served as chief information officer of VMware. Earlier he was executive vice president of Ariba and held executive engineering and general management roles at Calico Commerce and Xerox, led developer tools engineering groups at Borland International and Sun Microsystems, and researched intelligent systems at Xerox PARC. Mr. Stansbury holds a Bachelor’s degree in Applied Mathematics from Harvard University.
Mr. Wernikoff has been Executive Vice President and General Manager of Intuit’s Small Business Group since August 2015 and from April 2014 to July 2015 served as Senior Vice President and General Manager of the Small Business Group. He previously was the Senior Vice President and General Manager of Intuit’s Small Business Financial Solutions Group from August 2013. From August 2010 to July 2013, he served as General Manager of Intuit’s Financial Management Solutions business unit and was promoted from Vice President to Senior Vice President in August 2011. Mr. Wernikoff joined Intuit in March 2003 and was promoted to Vice President in August 2007. He held various executive roles in Payments, QuickBooks and Financial Management Solutions from August 2007 to August 2010. Mr. Wernikoff’s previous experience includes leadership positions at Charles Schwab, Bank One Corp., and First Chicago Capital Markets. Mr. Wernikoff holds a Bachelor’s degree in Finance from Miami University of Ohio and a Master’s degree in Business Administration from the University of Pittsburgh.
Mr. Williams has been Executive Vice President and Chief Financial Officer since August 2015 and joined Intuit in January 2008 as Senior Vice President and Chief Financial Officer. He is responsible for all financial aspects of the company, including corporate strategy and business development, investor relations, financial operations and real estate. Beginning in 2001, he served as Executive Vice President of Visa U.S.A., Inc., the leading payments company in the U.S., and then from November 2004 to September 2007 served as Chief Financial Officer, leading all financial functions for the company and its subsidiaries. During the same period, Mr. Williams held the dual role of Chief Financial Officer for Inovant LLC, Visa’s global IT organization responsible for global transactions processing and technology development. Mr. Williams also serves on the boards of directors of Amyris, Inc. and RingCentral, Inc. Mr. Williams holds a Bachelor’s degree in Business Administration from the University of Southern Mississippi and he is a certified public accountant.
Mr. Flournoy was appointed as Vice President and Chief Accounting Officer in February 2014. He joined Intuit in 2003 as director of general accounting and internal controls and was named Corporate Controller in 2012. From 1996 to 2003, Mr. Flournoy served as a corporate controller for various private and public companies in California. He began his career in public accounting at Ernst & Young, where he served from 1992 to 1996. Mr. Flournoy holds a Bachelor’s degree in Business Administration – Finance from the University of Southern California and a secondary Bachelor’s degree in Accounting from San Diego State University.
ITEM 11
EXECUTIVE COMPENSATION
The information required by this Item 11 is incorporated by reference from the information contained in our 2016 Proxy Statement under the sections entitled “Corporate Governance – Compensation Committee Interlocks and Insider Participation,” “Director Compensation,” “Equity Compensation Plan Information,” and “Executive Compensation.”
ITEM 12
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item 12 is incorporated by reference from the information contained in our 2016 Proxy Statement under the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation.”

Tables of Contents

ITEM 13
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item 13 is incorporated by reference from the information contained in our 2016 Proxy Statement under the sections entitled “Corporate Governance – Director Independence” and “Transactions with Related Persons.”
ITEM 14
PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item 14 is incorporated by reference from the information contained in our 2016 Proxy Statement under the section entitled “Proposal No. 2 – Ratification of Selection of Independent Registered Public Accounting Firm.”

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

INTUIT INC.
Dated:	September 1, 2015	By:	/s/ R. NEIL WILLIAMS
R. Neil Williams
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

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

Name	Title	Date
Principal Executive Officer:
/s/ BRAD D. SMITH	President, Chief Executive Officer and Director	September 1, 2015
Brad D. Smith

Principal Financial Officer:
/s/ R. NEIL WILLIAMS	Executive Vice President and Chief Financial Officer	September 1, 2015
R. Neil Williams

Principal Accounting Officer:
/s/ MARK J. FLOURNOY	Vice President, Corporate Controller and Chief Accounting Officer	September 1, 2015
Mark J. Flournoy

Additional Directors:
/s/ WILLIAM V. CAMPBELL	Chairman of the Board of Directors	September 1, 2015
William V. Campbell

/s/ SCOTT D. COOK	Director	September 1, 2015
Scott D. Cook

/s/ RICHARD DALZELL	Director	September 1, 2015
Richard Dalzell

/s/ DIANE B. GREENE	Director	September 1, 2015
Diane B. Greene

/s/ EDWARD A. KANGAS	Director	September 1, 2015
Edward A. Kangas

/s/ SUZANNE NORA JOHNSON	Director	September 1, 2015
Suzanne Nora Johnson

/s/ DENNIS D. POWELL	Director	September 1, 2015
Dennis D. Powell

/s/ JEFF WEINER	Director	September 1, 2015
Jeff Weiner

Tables of Contents

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference Form/File No.	Date

3.01	Restated Intuit Certificate of Incorporation, dated as of January 19, 2000		10-Q	6/14/2000

3.02	Bylaws of Intuit, as amended and restated effective July 24, 2014		8-K	7/29/2014

4.01	Form of Specimen Certificate for Intuit’s Common Stock		10-K	9/15/2009

4.02	Indenture, dated as of March 7, 2007, between Intuit and The Bank of New York Trust Company, N.A. as trustee		8-K	3/7/2007

4.03	Forms of Global Note for Intuit’s 5.40% Senior Notes due 2012 and 5.75% Senior Notes due 2017		8-K	3/12/2007

10.01+	Intuit Inc. 2005 Equity Incentive Plan, as amended April 23, 2008		8-K	4/28/2008

10.02+	Intuit Inc. 2005 Equity Incentive Plan, as amended December 16, 2008		S-8 333-156205	12/17/2008

10.03+	Intuit Inc. 2005 Equity Incentive Plan, as amended December 15, 2009		S-8 333-163728	12/15/2009

10.04+	Intuit Inc. Amended and Restated 2005 Equity Incentive Plan, as approved January 19, 2011		S-8 333-171768	1/19/2011

10.05+	Intuit Inc. Amended and Restated 2005 Equity Incentive Plan, as amended through July 24, 2012		8-K	7/27/2012

10.06+	Intuit Inc. Amended and Restated 2005 Equity Incentive Plan, as amended through January 23, 2014		S-8 333-193551	1/24/2014

10.07+	2005 Equity Incentive Plan Form of Non-Qualified Stock Option – New Hire, Promotion or Retention Grant		10-Q	12/10/2004

10.08+	2005 Equity Incentive Plan Form of Non-Qualified Stock Option – Focal Grant		10-Q	12/10/2004

10.09+	2005 Equity Incentive Plan Form of Non-Employee Director Option – Initial Grant		10-Q	12/10/2004

10.10+	2005 Equity Incentive Plan Form of Non-Employee Director Option – Succeeding Grant		10-Q	12/10/2004

10.11+	2005 Equity Incentive Plan Form of Non-Employee Director Option – Committee Grant		10-Q	12/10/2004

10.12+	Form of Director Restricted Stock Unit Grant Agreement		8-K	12/18/2009

10.13+	Form of Director Restricted Stock Unit Grant Agreement		10-Q	12/1/2011

10.14+	Summary of Director Compensation Program		10-Q	12/1/2011

10.15+	Summary of Director Compensation Program effective January 1, 2014		10-Q	2/21/2014

10.16+	Intuit Inc. Director Grant Program		10-Q	2/29/2012

10.17+	Form of Director Restricted Stock Units Initial Grant Agreement		10-Q	3/1/2013

10.18+	Form of Director Restricted Stock Units Initial Grant Agreement for Mid-Year Directors		10-Q	3/1/2013

Tables of Contents

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference Form/File No.	Date

10.19+	Form of Director Restricted Stock Units Succeeding Grant Agreement		10-Q	3/1/2013

10.20+	Form of Director Restricted Stock Units Succeeding Grant Agreement for Mid-Year Directors		10-Q	3/1/2013

10.21+	Form of Director Restricted Stock Units Conversion Grant Agreement		10-Q	3/1/2013

10.22+	Form of Amended and Restated 2005 Equity Incentive Plan Non-Qualified Stock Option Grant Agreement: New Hire, Promotion, Retention or Focal Grant		10-K	9/13/2013

10.23+	Form of Amended and Restated 2005 Equity Incentive Plan Grant Agreement - Restricted Stock Unit (Performance-Based Vesting QBO Subscriptions)		10-Q	11/21/2014

10.24+	Form of CEO Restricted Stock Unit Agreement - time-based vesting (deferred release)	X

10.25+	Form of CEO Restricted Stock Unit Agreement - performance-based - Total Shareholder Return Goals (deferred release)	X

10.26+	Form of Restricted Stock Unit Agreement (service-based vesting)		10-K	9/13/2012

10.27+	Form of Restricted Stock Unit Agreement (executive vesting)		10-K	9/13/2012

10.28+	Form of Executive Performance-Based Restricted Stock Unit Agreement (three year operating goals)		10-K	9/13/2012

10.29+	Form of Executive Performance-Based Restricted Stock Unit Agreement (total shareholder return objectives)		10-K	9/13/2012

10.30+	Form of Restricted Stock Unit Agreement (CEO vesting)		10-K	9/13/2012

10.31+	Form of CEO Performance-Based Restricted Stock Unit Agreement (three year operating goals)		10-K	9/13/2012

10.32+	Form of CEO Performance-Based Restricted Stock Unit Agreement (total shareholder return objectives)		10-K	9/13/2012

10.33+	Form of Performance-Based Restricted Stock Unit Agreement (total shareholder return goals)		10-K	9/12/2014

10.34+	Form of CEO Performance-Based Restricted Stock Unit Agreement (one year operating goal)		10-K	9/16/2010

10.35+	Form of CEO Performance-Based Restricted Stock Unit Agreement (three year operating goals)		10-K	9/16/2010

10.36+	Form of CEO Performance-Based Restricted Stock Unit Agreement (total shareholder return objectives)		10-K	9/16/2010

10.37+	Form of 2009 Performance-Based Restricted Stock Unit Agreement		8-K	8/17/2009

10.38+	Form of Restricted Stock Unit Award Agreement (Performance-Based Vesting)		10-K	9/12/2008

10.39+	Form of Restricted Stock Unit Award Agreement (Service-Based Vesting)		8-K	7/31/2006

10.40+	Second Amended and Restated Management Stock Purchase Program		10-Q	2/29/2012

Tables of Contents

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference Form/File No.	Date
10.41+	Form of Restricted Stock Unit Grant Agreement for MSPP Purchased Award		10-K	9/13/2012

10.42+	Form of Restricted Stock Unit Grant Agreement for MSPP Matching Award		10-K	9/13/2012

10.43+	Form of Restricted Stock Unit Grant Agreement for MSPP Purchased Award		10-Q	12/1/2006

10.44+	Form of Restricted Stock Unit Grant Agreement for MSPP Matching Award		10-Q	12/1/2006

10.45+	Form of Intuit Inc. Stock Option Assumption Agreement		S-8	2/9/2007

10.46+
Forms of Restricted Stock Unit Agreements: Intuit Inc. MSPP Matching Award Agreement; Intuit Inc. Performance-Based Vesting Agreement; Homestead Technologies Inc. Service-Based Vesting Agreement; and Intuit Inc. Service-Based Vesting Agreement
			10-Q	12/4/2008

10.47+	Form of Intuit Inc. Stock Option Assumption Agreement		S-8	8/5/2009

10.48+	Form of Executive Promotion/New Hire Stock Option Agreement		10-K	9/12/2008

10.49+	Form of Executive Restricted Stock Unit Agreement (performance vesting)		10-K	9/12/2008

10.50+	Intuit Executive Relocation Policy		10-K	9/15/2009

10.51+	Intuit Inc. 2005 Executive Deferred Compensation Plan, effective January 1, 2005		10-Q	12/10/2004

10.52+	Intuit Inc. Employee Stock Purchase Plan, as amended through January 19, 2012		S-8 333-179110	1/20/2012

10.53+	Intuit Inc. Amended and Restated Employee Stock Purchase Plan, as amended through January 22, 2015		S-8 333-201671	1/23/2015

10.54+	Intuit Inc. Performance Incentive Plan for Fiscal Year 2014		10-K	9/13/2013

10.55+	Intuit Inc. Performance Incentive Plan for Fiscal Year 2015		10-K	9/12/2014

10.56+	Intuit Inc. Performance Incentive Plan for Fiscal Year 2016	X

10.57+	Intuit Executive Deferred Compensation Plan, effective March 15, 2002		10-Q	5/31/2002

10.58+	Intuit Senior Executive Incentive Plan amended and restated effective August 1, 2012 and approved by stockholders on January 17, 2013		10-K	9/13/2013

10.59+	Form of Indemnification Agreement entered into by Intuit with each of its directors and certain officers		10-K	9/25/2002

10.60+	Employment offer letter between Intuit Inc. and Laura A. Fennell, dated March 31, 2004		10-Q	12/1/2011

10.61+	Amendment dated December 1, 2008 to Letter Regarding Terms of Employment by and between Intuit Inc. and Mr. R. Neil Williams dated November 2, 2007		10-Q	12/4/2008

10.62+	Employment offer letter between Intuit Inc. and Sasan Goodarzi dated June 24, 2011 and Employment memo dated July 23, 2013 to Sasan Goodarzi		10-K	9/13/2013

10.63+	Employment memo dated August 14, 2014 to Sasan Goodarzi		10--K	9/12/2014

10.64+	Employment memo dated August 20, 2015 to Sasan Goodarzi	X

Tables of Contents

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference Form/File No.	Date

10.65+	Employment offer letter between Intuit Inc. and Daniel Wernikoff dated February 12, 2003		10-K	9/13/2013

10.66+	Amendment dated December 1, 2008 to Letter Regarding Terms of Employment by and between Intuit Inc. and Mr. Brad D. Smith dated October 1, 2007		10-Q	12/4/2008

10.67+	Letter Regarding Terms of Employment by and between Intuit Inc. and Mr. Brad D. Smith, dated October 1, 2007		8-K	10/5/2007

10.68+	Letter Regarding Terms of Employment by and between Intuit Inc. and Mr. R. Neil Williams, dated November 2, 2007		8-K	11/8/2007

10.69+	Employment offer letter between Intuit Inc. and Tayloe Stansbury dated April 27, 2009		10-K	9/12/2014

10.70+	Director Compensation Agreement between Intuit and Dennis D. Powell, dated February 11, 2004		10-Q	6/14/2004

10.71
Five Year Credit Agreement dated as of February 17, 2012, by and among Intuit Inc., the Lenders parties thereto, JPMorgan Chase Bank, N.A. as administrative agent, U.S. Bank National Association and Wells Fargo Bank, National Association, as co-syndication agents, and Union Bank, N.A. as documentation agent
			10-Q	2/29/2012

10.72	Free On-Line Electronic Tax Filing Agreement Amendment, effective as of October 30, 2005 between the Internal Revenue Service and the Free File Alliance, LLC		10-Q	12/5/2005

10.73	Free On-Line Electronic Tax Filing Agreement Amendment dated November 5, 2009 between the Internal Revenue Service and the Free File Alliance, LLC		10-Q	12/4/2009

10.74	Free On-Line Electronic Tax Filing Agreement Amendment, effective as of October 30, 2014, between the Internal Revenue Service and Free File, Inc.		10-K	9/12/2014

10.75	Seventh Memorandum of Understanding on Service Standards and Disputes between the Internal Revenue Service and Free File, Incorporated, effective October 31, 2015	X

10.76#	Master Services Agreement between Intuit and Arvato Services, Inc., dated May 28, 2003		10-K	9/19/2003

10.77	Second Amendment to Master Service Agreement between Intuit and Arvato Services, Inc., effective May 29, 2007		10-K	9/14/2007

10.78#	Amendment 3 to Master Services Agreement between Intuit and Arvato Services, Inc., effective April 1, 2008		10-Q	5/30/2008

10.79#	Amendment 5 to the Master Services Agreement between Intuit and Arvato Digital Services LLC effective August 19, 2010		10-Q	12/6/2010

10.80	Amended and Restated Amendment Seven to the Master Service Agreement by and between Intuit and Arvato Digital Services effective September 1, 2013		10-Q	11/22/2013

10.81	Amendment 8 to the Master Services Agreement between Intuit and Arvato Digital Services LLC effective August 1, 2014		10-K	9/12/2014

10.82#	Lease, dated as of March 28, 2005, made by and between Kilroy Realty, L.P. and Intuit Inc. for property located on Torrey Santa Fe Road, San Diego		10-Q	6/7/2005

10.83	First Amendment to Lease, dated as of March 31, 2006, by and between Intuit and Kilroy Realty, L.P. for property in San Diego, California		10-Q	6/9/2006

Tables of Contents

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference Form/File No.	Date

10.84#	Second Amendment to Lease, dated as of February 23, 2010, by and between Intuit and Kilroy Realty, L.P.		10-K	9/12/2014

10.85	Third Amendment to Lease, dated as of February 1, 2013, by and between Intuit and Kilroy Realty, L.P.		10-K	9/12/2014

10.86	Lease Agreement dated as of July 31, 2003 between Intuit and Charleston Properties for 2475, 2500, 2525, 2535 and 2550 Garcia Avenue, Mountain View, CA		10-K	9/19/2003

10.87	Lease Agreement dated as of July 31, 2003 between Intuit and Charleston Properties for 2650, 2675, 2700 and 2750 Coast Avenue and 2600 Casey Avenue, Mountain View, California		10-K	9/19/2003

10.88	Second Amendment to Lease Agreement Phase 1, effective January 1, 2011, between Intuit Inc. and Charleston Properties		10-Q	3/1/2011

10.89#	Third Amendment to Lease Agreement Phase 2, effective January 1, 2011, between Intuit Inc. and Charleston Properties		10-Q	3/1/2011

21.01	List of Intuit’s Subsidiaries	X

23.01	Consent of Independent Registered Public Accounting Firm	X

24.01	Power of Attorney (see signature page)	X

31.01	Certification of Chief Executive Officer	X

31.02	Certification of Chief Financial Officer	X

32.01*	Section 1350 Certification (Chief Executive Officer)	X

32.02*	Section 1350 Certification (Chief Financial Officer)	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase	X
______________________

+	Indicates a management contract or compensatory plan or arrangement.
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