Form 10-Q
period 2015-10-31
INTUIT INC
filed 2015-11-20
CIK 896878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended October 31, 2015
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 264,004,330 shares of Common Stock, $0.01 par value, were outstanding at November 16, 2015.

INTUIT INC.
FORM 10-Q

Intuit, the Intuit logo, QuickBooks, TurboTax, Lacerte, ProSeries, and Mint, among others, are registered trademarks and/or registered service marks of Intuit Inc., or one of its subsidiaries, in the United States and other countries. Other parties’ marks are the property of their respective owners.

PART I
ITEM 1
FINANCIAL STATEMENTS

INTUIT INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
(In millions, except per share amounts)	October 31, 2015	October 31, 2014
Net revenue:
Product	$271	$228
Service and other	442	384
Total net revenue	713	612
Costs and expenses:
Cost of revenue:
Cost of product revenue	29	33
Cost of service and other revenue	131	119
Amortization of acquired technology	6	7
Selling and marketing	244	251
Research and development	213	189
General and administrative	117	119
Amortization of other acquired intangible assets	2	3
Total costs and expenses	742	721
Operating loss from continuing operations	(29)	(109)
Interest expense	(7)	(7)
Interest and other income (expense), net	(4)	—
Loss before income taxes	(40)	(116)
Income tax benefit	(9)	(35)
Net loss from continuing operations	(31)	(81)
Net loss from discontinued operations	—	(3)
Net loss	$(31)	$(84)

Basic net loss per share from continuing operations	$(0.11)	$(0.28)
Basic net loss per share from discontinued operations	—	(0.01)
Basic net loss per share	$(0.11)	$(0.29)
Shares used in basic per share calculations	272	286

Diluted net loss per share from continuing operations	$(0.11)	$(0.28)
Diluted net loss per share from discontinued operations	—	(0.01)
Diluted net loss per share	$(0.11)	$(0.29)
Shares used in diluted per share calculations	272	286

Cash dividends declared per common share	$0.30	$0.25
See accompanying notes.

INTUIT INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended
(In millions)	October 31, 2015	October 31, 2014

Net loss	$(31)	$(84)
Other comprehensive loss, net of income taxes:
Foreign currency translation losses	(2)	(5)
Total other comprehensive loss, net	(2)	(5)
Comprehensive loss	$(33)	$(89)

See accompanying notes.

INTUIT INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions)	October 31, 2015	July 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$474	$808
Investments	—	889
Accounts receivable, net	124	91
Income taxes receivable	100	84
Deferred income taxes	244	231
Prepaid expenses and other current assets	121	94
Current assets of discontinued operations	17	26
Current assets before funds held for customers	1,080	2,223
Funds held for customers	347	337
Total current assets	1,427	2,560
Long-term investments	28	27
Property and equipment, net	701	682
Goodwill	1,274	1,266
Acquired intangible assets, net	77	87
Other assets	107	111
Long-term assets of discontinued operations	219	235
Total assets	$3,833	$4,968
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Borrowings under credit facility	$350	$—
Accounts payable	178	190
Accrued compensation and related liabilities	139	283
Deferred revenue	635	691
Other current liabilities	165	150
Current liabilities of discontinued operations	73	93
Current liabilities before customer fund deposits	1,540	1,407
Customer fund deposits	347	337
Total current liabilities	1,887	1,744
Long-term debt	500	500
Long-term deferred revenue	157	152
Other long-term obligations	184	172
Long-term obligations of discontinued operations	54	68
Total liabilities	2,782	2,636
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock and additional paid-in capital	4,114	4,010
Treasury stock, at cost	(8,945)	(7,675)
Accumulated other comprehensive loss	(32)	(30)
Retained earnings	5,914	6,027
Total stockholders’ equity	1,051	2,332
Total liabilities and stockholders’ equity	$3,833	$4,968
See accompanying notes.

INTUIT INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

(In millions, except shares in thousands)	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
Balance at July 31, 2015	277,706	$4,010	$(7,675)	$(30)	$6,027	$2,332
Comprehensive loss	—	—	—	(2)	(31)	(33)
Issuance of stock under employee stock plans	998	24	—	—	—	24
Stock repurchases under stock repurchase programs	(14,359)	—	(1,270)	—	—	(1,270)
Dividends and dividend rights declared ($0.30 per share)	—	—	—	—	(82)	(82)
Tax benefit from share-based compensation plans	—	9	—	—	—	9
Share-based compensation expense	—	71	—	—	—	71
Balance at October 31, 2015	264,345	$4,114	$(8,945)	$(32)	$5,914	$1,051

(In millions, except shares in thousands)	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
Balance at July 31, 2014	284,950	$3,561	$(6,430)	$(2)	$5,949	$3,078
Comprehensive loss	—	—	—	(5)	(84)	(89)
Issuance of stock under employee stock plans	1,787	47	—	—	—	47
Stock repurchases under stock repurchase programs	(1,318)	—	(114)	—	—	(114)
Dividends and dividend rights declared ($0.25 per share)	—	—	—	—	(74)	(74)
Tax benefit from share-based compensation plans	—	18	—	—	—	18
Share-based compensation expense	—	61	—	—	—	61
Balance at October 31, 2014	285,419	$3,687	$(6,544)	$(7)	$5,791	$2,927

See accompanying notes.

INTUIT INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
(In millions)	October 31, 2015	October 31, 2014
Cash flows from operating activities:
Net loss	$(31)	$(84)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	45	36
Amortization of acquired intangible assets	10	18
Share-based compensation expense	69	61
Deferred income taxes	(2)	(6)
Tax benefit from share-based compensation plans	9	18
Excess tax benefit from share-based compensation plans	(9)	(18)
Other	10	12
Total adjustments	132	121
Changes in operating assets and liabilities:
Accounts receivable	(28)	(4)
Income taxes receivable	(17)	(56)
Prepaid expenses and other assets	(29)	(3)
Accounts payable	(6)	32
Accrued compensation and related liabilities	(145)	(139)
Deferred revenue	(54)	28
Other liabilities	(19)	(13)
Total changes in operating assets and liabilities	(298)	(155)
Net cash used in operating activities	(197)	(118)
Cash flows from investing activities:
Purchases of available-for-sale debt securities	(117)	(365)
Sales of available-for-sale debt securities	940	147
Maturities of available-for-sale debt securities	64	229
Net change in money market funds and other cash equivalents held to satisfy customer fund obligations	(10)	(69)
Net change in customer fund deposits	10	69
Purchases of property and equipment	(70)	(55)
Acquisitions of businesses, net of cash acquired	—	(9)
Other	(1)	(8)
Net cash provided by (used in) investing activities	816	(61)
Cash flows from financing activities:
Proceeds from borrowings under credit facility	350	—
Net proceeds from issuance of stock under employee stock plans	24	47
Cash paid for purchases of treasury stock	(1,253)	(114)
Dividends and dividend rights paid	(82)	(74)
Excess tax benefit from share-based compensation plans	9	18
Net cash used in financing activities	(952)	(123)
Effect of exchange rates on cash and cash equivalents	(1)	(5)
Net decrease in cash and cash equivalents	(334)	(307)
Cash and cash equivalents at beginning of period	808	849
Cash and cash equivalents at end of period	$474	$542
_________________________
Because the cash flows of our discontinued operations were not material for any period presented, we have not segregated the cash flows of those businesses on these statements of cash flows. See Note 4, “Discontinued Operations,” for more information.
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
As discussed in Note 4, we classified our Demandforce, QuickBase, and Quicken businesses as discontinued operations in the fourth quarter of fiscal 2015. We have reclassified our statements of operations and balance sheets for all periods presented to reflect these businesses as discontinued operations. Because the cash flows of these businesses were not material for any period presented, we have not segregated them from continuing operations on our statements of cash flows. Unless noted otherwise, discussions in these notes pertain to our continuing operations.
These unaudited condensed consolidated financial statements and accompanying notes should be read together with the audited consolidated financial statements in Item 8 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2015. Results for the three months ended October 31, 2015 do not necessarily indicate the results we expect for the fiscal year ending July 31, 2016 or any other future period.
Seasonality
Our Consumer Tax offerings have significant seasonal patterns and revenue from those income tax preparation products and services is heavily concentrated in our third fiscal quarter ending April 30.
Significant Accounting Policies
We describe our significant accounting policies in Note 1 to the financial statements in Item 8 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2015. There have been no changes to our significant accounting policies during the first three months of fiscal 2016.
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

The following table presents the composition of shares used in the computation of basic and diluted net loss per share for the periods indicated.

	Three Months Ended
(In millions, except per share amounts)	October 31, 2015	October 31, 2014
Numerator:
Net loss from continuing operations	$(31)	$(81)
Net loss from discontinued operations	—	(3)
Net loss	$(31)	$(84)

Denominator:
Shares used in basic per share amounts:
Weighted average common shares outstanding	272	286

Shares used in diluted per share amounts:
Weighted average common shares outstanding	272	286
Dilutive common equivalent shares from stock options
and restricted stock awards	—	—
Dilutive weighted average common shares outstanding	272	286

Basic and diluted net loss per share:
Basic net loss per share from continuing operations	$(0.11)	$(0.28)
Basic net loss per share from discontinued operations	—	(0.01)
Basic net loss per share	$(0.11)	$(0.29)

Diluted net loss per share from continuing operations	$(0.11)	$(0.28)
Diluted net loss per share from discontinued operations	—	(0.01)
Diluted net loss per share	$(0.11)	$(0.29)

Shares excluded from computation of diluted net income per share:
Weighted average stock options and restricted stock units that would have been included in the computation of dilutive common equivalent shares outstanding if net income had been reported in the period	12	16

Weighted average stock options and restricted stock units excluded from computation due to anti-dilutive effect	4	2
Concentration of Credit Risk and Significant Customers
No customer accounted for 10% or more of total net revenue in the three months ended October 31, 2015 or October 31, 2014. No customer accounted for 10% or more of gross accounts receivable at October 31, 2015 or July 31, 2015.
Accounting Pronouncements Not Yet Adopted
ASU 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments.”
In September 2015, the FASB issued ASU 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments.” ASU 2015-16 eliminates the requirement for an acquirer to retrospectively adjust provisional amounts recorded in a business combination to reflect new information about the facts and circumstances that existed as of the acquisition date and that, if known, would have affected measurement or recognition of amounts initially recognized. As an alternative, the amendment requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments require that the acquirer record, in the financial statements of the period in which adjustments to provisional amounts are determined, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. ASU 2015-16 is effective prospectively for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years, which means that it will be effective for us in the first quarter of our fiscal year beginning August 1, 2017. Early adoption is permitted under U.S. GAAP. We are currently evaluating the impact of our pending adoption of ASU 2015-16 on our consolidated financial statements.
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
Accounting Pronouncements Recently Adopted
ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”
In April 2014 the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” This update raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures for discontinued operations and disposals that do not meet the definition of a discontinued operation. ASU 2014-08 became effective for our fiscal year that began August 1, 2015. Our adoption of ASU 2014-08 did not have an impact on our consolidated financial statements.

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

	October 31, 2015				July 31, 2015
(In millions)	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Cash equivalents, primarily money market funds	$262	$—	$—	$262	$695	$—	$—	$695
Available-for-sale debt securities:
Municipal bonds	—	6	—	6	—	506	—	506
Corporate notes	—	169	—	169	—	546	—	546
U.S. agency securities	—	—	—	—	—	12	—	12
Municipal auction rate securities	—	—	15	15	—	—	15	15
Total available-for-sale securities	—	175	15	190	—	1,064	15	1,079
Total assets measured at fair value on a recurring basis	$262	$175	$15	$452	$695	$1,064	$15	$1,774
Liabilities:
Senior notes (1)	$—	$530	$—	$530	$—	$531	$—	$531
______________________________

(1)	Carrying value on our balance sheets at October 31, 2015 was $500 million and at July 31, 2015 was $500 million. See Note 6.

The following table summarizes our cash equivalents and available-for-sale debt securities by balance sheet classification and level in the fair value hierarchy at the dates indicated.

	October 31, 2015				July 31, 2015
(In millions)	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents:
In cash and cash equivalents	$90	$—	$—	$90	$533	$—	$—	$533
In funds held for customers	172	—	—	172	162	—	—	162
Total cash equivalents	$262	$—	$—	$262	$695	$—	$—	$695
Available-for-sale securities:
In investments	$—	$—	$—	$—	$—	$889	$—	$889
In funds held for customers	—	175	—	175	—	175	—	175
In long-term investments	—	—	15	15	—	—	15	15
Total available-for-sale securities	$—	$175	$15	$190	$—	$1,064	$15	$1,079
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
There were no transfers between Level 1, Level 2, and Level 3 of the fair value hierarchy during the three months ended October 31, 2015.

3.	Cash and Cash Equivalents, Investments and Funds Held for Customers
We consider highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. Cash equivalents consist primarily of AAA-rated money market funds in all periods presented. Investments at October 31, 2015 consist of available-for-sale investment-grade debt securities that we carry at fair value. Funds held for customers consist of cash and cash equivalents and investment grade available-for-sale debt securities in all periods presented. Except for direct obligations of the United States government, securities issued by agencies of the United States government, and money market funds, we diversify our investments in debt securities by limiting our holdings with any individual issuer.

The following table summarizes our cash and cash equivalents, investments, and funds held for customers by balance sheet classification at the dates indicated.

	October 31, 2015		July 31, 2015
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Classification on balance sheets:
Cash and cash equivalents	$474	$474	$808	$808
Investments	—	—	890	889
Funds held for customers	347	347	337	337
Long-term investments	28	28	27	27
Total cash and cash equivalents, investments, and funds held for customers	$849	$849	$2,062	$2,061
The following table summarizes our cash and cash equivalents, investments, and funds held for customers by investment category at the dates indicated.

	October 31, 2015		July 31, 2015
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Type of issue:
Total cash and cash equivalents	$646	$646	$970	$970
Available-for-sale debt securities:
Municipal bonds	6	6	507	506
Corporate notes	169	169	546	546
U.S. agency securities	—	—	12	12
Municipal auction rate securities	15	15	15	15
Total available-for-sale debt securities	190	190	1,080	1,079
Other long-term investments	13	13	12	12
Total cash and cash equivalents, investments, and funds held for customers	$849	$849	$2,062	$2,061
We use the specific identification method to compute gains and losses on investments. We include realized gains and losses on our available-for-sale debt securities in interest and other income, net in our statements of operations. Gross realized gains and losses on our available-for-sale debt securities for the three months ended October 31, 2015 and October 31, 2014 were not significant.
We accumulate unrealized gains and losses on our available-for-sale debt securities, net of tax, in accumulated other comprehensive income or loss in the stockholders’ equity section of our balance sheets. Gross unrealized gains and losses on our available-for-sale debt securities at October 31, 2015 and July 31, 2015 were not significant.
We periodically review our investment portfolios to determine if any investment is other-than-temporarily impaired due to changes in credit risk or other potential valuation concerns. We believe that the investments we held at October 31, 2015 were not other-than-temporarily impaired. Unrealized losses on available-for-sale debt securities at October 31, 2015 were not significant and were due to changes in interest rates, including market credit spreads, and not due to increased credit risks associated with specific securities. We do not intend to sell these investments. In addition, it is more likely than not that we will not be required to sell them before recovery at par, which may be at maturity.

The following table summarizes our available-for-sale debt securities classified by the stated maturity date of the security at the dates indicated.

	October 31, 2015		July 31, 2015
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$99	$99	$434	$435
Due within two years	31	31	443	442
Due within three years	45	45	156	156
Due after three years	15	15	47	46
Total available-for-sale debt securities	$190	$190	$1,080	$1,079
Available-for-sale debt securities due after three years in the table above include our municipal auction rate securities. See Note 2, “Fair Value Measurements,” for more information. All of the remaining securities in that category had interest reset dates or mandatory call dates within three years of the dates indicated in the table.

4.	Discontinued Operations
In the fourth quarter of fiscal 2015 management having the authority to do so formally approved a plan to sell our Demandforce, QuickBase, and Quicken businesses. The decision was a result of management’s desire to focus resources on our core small business and tax strategies. We determined that these businesses became long-lived assets held for sale in the fourth quarter of fiscal 2015. A long-lived asset classified as held for sale is measured at the lower of its carrying amount or fair value less cost to sell. Since the carrying values of these three businesses at October 31, 2015 and July 31, 2015 were less than the estimated fair values less cost to sell, no adjustments to the carrying values of these long-lived assets were necessary at those dates.
We also classified our Demandforce, QuickBase, and Quicken businesses as discontinued operations in the fourth quarter of fiscal 2015 and have therefore segregated their operating results from continuing operations in our statements of operations and on our balance sheets for all periods presented. Because the cash flows of these businesses were not material for any period presented, we have not segregated them from continuing operations on our statements of cash flows. Demandforce and QuickBase were part of our Small Business segment and Quicken was part of our former Consumer segment.

The carrying amounts of the major classes of assets and liabilities of Demandforce, QuickBase, and Quicken at October 31, 2015 and July 31, 2015 were as shown in the following table.

(In millions)	October 31, 2015	July 31, 2015
Accounts receivable	$14	$19
Deferred income taxes	—	5
Prepaid and other current assets	3	2
Property and equipment, net	18	25
Goodwill	156	165
Purchased intangible assets, net	43	43
Other assets	2	2
Total assets	236	261

Accounts payable	7	7
Accrued compensation	13	21
Deferred revenue	45	48
Other current liabilities	8	17
Long-term deferred revenue	38	39
Long-term obligations	16	29
Total liabilities	127	161
Net assets	$109	$100
Net revenue from discontinued operations, income or loss from discontinued operations before income taxes, and the components of net income (loss) from discontinued operations were as follows for the periods indicated:

	Three Months Ended
(In millions)	October 31, 2015	October 31, 2014
Net revenue from discontinued operations:
Demandforce	$25	$31
QuickBase	20	17
Quicken	14	13
Total net revenue from discontinued operations	$59	$61

Income (loss) from discontinued operations before income taxes:
Demandforce	$(4)	$(14)
QuickBase	4	3
Quicken	4	6
Total income (loss) from discontinued operations before income taxes	$4	$(5)

Net income (loss) from discontinued operations:
Net loss from Demandforce operations	$(3)	$(9)
Net income from QuickBase operations	3	2
Net income from Quicken operations	3	4
Tax expense from discontinued operations	(3)	—
Total net loss from discontinued operations	$—	$(3)

5.	Current Liabilities
Unsecured Revolving Credit Facility
On February 17, 2012 we entered into an agreement with certain institutional lenders for a $500 million unsecured revolving credit facility that will expire on February 17, 2017. Advances under the credit facility accrue interest at rates that are equal to, at our election, either JP Morgan's alternate base rate plus a margin that ranges from 0.0% to 0.5% or London Interbank Offered Rate (LIBOR) plus a margin that ranges from 0.9% to 1.5%. Actual margins under either election are based on our senior debt credit ratings. The agreement includes customary affirmative and negative covenants, including financial covenants that require us to maintain a ratio of total debt to annual earnings before interest, taxes, depreciation and amortization (EBITDA) of not greater than 3.25 to 1.00 as of any date and a ratio of annual EBITDA to interest payable of not less than 3.00 to 1.00 as of the last day of each fiscal quarter. We remained in compliance with these covenants at all times during the quarter ended October 31, 2015. As of October 31, 2015, there was $350 million in outstanding borrowings on this credit facility, and we had $150 million of borrowings available.
Other Current Liabilities
Other current liabilities were as follows at the dates indicated:

(In millions)	October 31, 2015	July 31, 2015
Reserve for product returns	$9	$12
Reserve for rebates	13	12
Current portion of license fee payable	10	10
Current portion of deferred rent	11	8
Interest payable	3	10
Amounts due for share repurchases	17	—
Executive deferred compensation plan liabilities	69	63
Other	33	35
Total other current liabilities	$165	$150
The balances of several of our other current liabilities, particularly our reserves for product returns and rebates, are affected by the seasonality of our business. See Note 1, “Description of Business and Summary of Significant Accounting Policies – Seasonality,” for more information.

6.	Long-Term Obligations and Commitments
Long-Term Debt
On March 12, 2007 we issued $500 million of 5.75% senior unsecured notes due on March 15, 2017 (the Notes). We carried the Notes at face value less the unamortized discount in long-term debt on our balance sheets at October 31, 2015 and July 31, 2015. The Notes are redeemable by Intuit at any time, subject to a make-whole premium, and include covenants that limit our ability to grant liens on our facilities and to enter into sale and leaseback transactions, subject to significant allowances. Interest on the Notes is payable semi-annually on March 15 and September 15. We paid $14 million in cash for interest on the Notes during the three months ended October 31, 2015 and $14 million in cash for interest on the Notes during the three months ended October 31, 2014.

Other Long-Term Obligations
Other long-term obligations were as follows at the dates indicated:

(In millions)	October 31, 2015	July 31, 2015
Total deferred rent	$63	$49
Total license fee payable	35	34
Long-term income tax liabilities	45	45
Long-term deferred income tax liabilities	51	50
Other	12	13
Total long-term obligations	206	191
Less current portion (included in other current liabilities)	(22)	(19)
Long-term obligations due after one year	$184	$172
Operating Lease Commitments
We describe our operating lease commitments in Note 9 to the financial statements in Item 8 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2015. On September 9, 2015 we entered into an agreement to purchase certain leased facilities for $262 million in cash and on November 9, 2015 we notified the seller of our unconditional acceptance of those facilities. Escrow is expected to close in January 2016.

7.	Income Taxes
Effective Tax Rate
We compute our provision for or benefit from income taxes by applying the estimated annual effective tax rate to income or loss from recurring operations and adding the effects of any discrete income tax items specific to the period.
Our effective tax rate for the three months ended October 31, 2015 was approximately 22%. Excluding discrete tax items primarily related to share-based compensation as well as including the effects of losses in certain jurisdictions where we do not recognize a tax benefit, our effective tax rate for the three months ended October 31, 2015 was approximately 36% and did not differ significantly from the federal statutory rate of 35%. Tax expense related to share based compensation, state income taxes, and the effects of losses in certain jurisdictions where we do not recognize a tax benefit were partially offset by the benefit we received from the domestic production activities deduction.
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
Unrecognized Tax Benefits and Other Considerations
The total amount of our unrecognized tax benefits at July 31, 2015 was $56 million. Net of related deferred tax assets, unrecognized tax benefits were $37 million at that date. If we were to recognize these net benefits, our income tax expense would reflect a favorable net impact of $37 million. There were no material changes to these amounts during the three months ended October 31, 2015. We do not believe that it is reasonably possible that there will be a significant increase or decrease in our unrecognized tax benefits over the next 12 months.

8.	Stockholders’ Equity
Stock Repurchase Programs and Treasury Shares
Intuit’s Board of Directors has authorized a series of common stock repurchase programs. Shares of common stock repurchased under these programs become treasury shares. We repurchased 14.4 million shares for $1.3 billion under these programs during the three months ended October 31, 2015. Included in this amount were $17 million of repurchases which occurred in late October 2015 and were settled in early November 2015. We repurchased 1.3 million shares for $114 million under these programs during the three months ended October 31, 2014. At October 31, 2015, we had authorization from our Board of

Directors to expend up to an additional $1.4 billion for stock repurchases through May 19, 2019. Future stock repurchases under the current program are at the discretion of management, and authorization of future stock repurchase programs is subject to the final determination of our Board of Directors.
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
Dividends on Common Stock
During the three months ended October 31, 2015 we declared and paid quarterly cash dividends that totaled $0.30 per share of outstanding common stock or $82 million. In November 2015 our Board of Directors declared a quarterly cash dividend of $0.30 per share of outstanding common stock payable on January 19, 2016 to stockholders of record at the close of business on January 11, 2016. Future declarations of dividends and the establishment of future record dates and payment dates are subject to the final determination of our Board of Directors.
Share-Based Compensation Expense
The following table summarizes the total share-based compensation expense that we recorded in operating income from continuing operations for the periods shown.

	Three Months Ended
(In millions, except per share amounts)	October 31, 2015	October 31, 2014
Cost of revenue	$2	$1
Selling and marketing	19	16
Research and development	21	19
General and administrative	25	21
Total share-based compensation expense	67	57
Income tax benefit	(20)	(18)
Increase in net loss from continuing operations	$47	$39
Increase in net loss per share:
Basic	$0.17	$0.14
Diluted	$0.17	$0.14
We capitalized $2 million in share-based compensation related to internal use software projects during the three months ended October 31, 2015. The table above also excludes share-based compensation expense for our discontinued operations, which totaled $2 million during the three months ended October 31, 2015 and $4 million during the three months ended October 31, 2014. Because we have not reclassified our statements of cash flows to segregate discontinued operations, these amounts are included in share-based compensation expense on our statements of cash flows for those periods.

Share-Based Awards Available for Grant
A summary of share-based awards available for grant under our 2005 Equity Incentive Plan for the three months ended October 31, 2015 was as follows:

(Shares in thousands)	Shares Available for Grant
Balance at July 31, 2015	17,183
Options granted	(3)
Restricted stock units granted (1)	(433)
Share-based awards canceled/forfeited/expired (1)(2)	2,244
Balance at October 31, 2015	18,991
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

Stock Option Activity and Related Share-Based Compensation Expense
A summary of stock option activity for the three months ended October 31, 2015 was as follows:

	Options Outstanding
(Shares in thousands)	Number of Shares	Weighted Average Exercise Price Per Share
Balance at July 31, 2015	8,713	$69.13
Granted	3	88.30
Exercised	(357)	53.17
Canceled or expired	(210)	70.78
Balance at October 31, 2015	8,149	$69.79

Exercisable at October 31, 2015	4,367	$52.27
At October 31, 2015, there was approximately $56 million of unrecognized compensation cost related to non-vested stock options that we expect to recognize as expense in the future. We will adjust unrecognized compensation cost for future changes in estimated forfeitures. We expect to recognize that cost over a weighted average vesting period of 2.2 years.

Restricted Stock Unit Activity and Related Share-Based Compensation Expense
A summary of restricted stock unit activity for the three months ended October 31, 2015 was as follows:

	Restricted Stock Units
(Shares in thousands)	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at July 31, 2015	8,916	$76.64
Granted	188	96.08
Vested	(407)	66.43
Forfeited	(947)	65.70
Nonvested at October 31, 2015	7,750	$78.99
At October 31, 2015, there was approximately $392 million of unrecognized compensation cost related to non-vested RSUs that we expect to recognize as expense in the future. We will adjust unrecognized compensation cost for future changes in estimated forfeitures. We expect to recognize that cost over a weighted average vesting period of 2.1 years.

9.	Litigation
In fiscal 2015 Intuit was contacted by regulatory authorities, including Congress, the Federal Trade Commission, the SEC, the Department of Justice and certain state Attorneys General, which are conducting inquiries in connection with the increase during the 2015 tax season in attempts by criminals using stolen identity information to file fraudulent tax returns and claim refunds at the state and federal levels. Intuit is cooperating with all such government inquiries, including formal requests for information. In addition, we are the subject of certain actions, including a consolidated putative class action lawsuit by individuals who claim to have suffered damages in connection with the foregoing events. We believe that the allegations contained within these lawsuits are without merit, and we intend to vigorously defend against them.
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
Professional Tax. Our Professional Tax segment targets professional accountants in the U.S. and Canada and includes Lacerte, ProSeries, ProFile, and Intuit Tax Online professional tax preparation products and services, electronic tax filing services, bank product transmission services, and training services.
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
The accounting policies of our reportable segments are the same as those described in the summary of significant accounting policies in Note 1 to the financial statements in Item 8 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2015 and in Note 1, "Description of Business and Summary of Significant Accounting Policies – Significant Accounting Policies" in this Quarterly Report on Form 10-Q. Except for goodwill and purchased intangible assets, we do not generally track assets by reportable segment and, consequently, we do not disclose total assets by reportable segment.
The following table shows our financial results by reportable segment for the periods indicated. Results for all periods presented have been adjusted to exclude results for our Demandforce, QuickBase, and Quicken businesses, which we classified as discontinued operations in the fourth quarter of fiscal 2015. See Note 4, “Discontinued Operations,” for more information.

	Three Months Ended
(In millions)	October 31, 2015	October 31, 2014
Net revenue:
Small Business segment	$546	$519
Consumer Tax segment	57	57
Professional Tax segment	110	36
Total net revenue	$713	$612

Operating loss from continuing operations:
Small Business segment	$211	$188
Consumer Tax segment	(28)	(36)
Professional Tax segment	72	(3)
Total segment operating income	255	149
Unallocated corporate items:
Share-based compensation expense	(67)	(57)
Other common expenses	(209)	(191)
Amortization of acquired technology	(6)	(7)
Amortization of other acquired intangible assets	(2)	(3)
Total unallocated corporate items	(284)	(258)
Total operating loss from continuing operations	$(29)	$(109)

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
You should read this MD&A in conjunction with the financial statements and related notes in Part I, Item 1 of this Quarterly Report and our Annual Report on Form 10-K for the fiscal year ended July 31, 2015. In the fourth quarter fiscal 2015 we determined that our Demandforce, QuickBase, and Quicken businesses became long-lived assets held for sale. We accounted for these businesses as discontinued operations and have therefore reclassified our statements of operations and balance sheets for all periods presented to reflect them as such. Because the cash flows of these discontinued operations were not material for any period presented, we have not segregated the cash flows of those businesses from continuing operations on our statements of cash flows. See “Results of Operations – Discontinued Operations” later in this Item 2 for more information. Unless otherwise noted, the following discussion pertains only to our continuing operations.

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
Seasonality
Our Consumer Tax offerings have significant seasonal patterns. As a result, during each of the last three fiscal years the total revenue for our third quarter ended April 30 has represented nearly half of our total revenue for those years. We expect the seasonality of our Consumer Tax business to continue to have a significant impact on our quarterly financial results in the future.
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
During the beginning of the 2015 calendar year, state taxing authorities, the IRS, and the tax preparation industry experienced an increase in attempts by criminals using stolen identity information to file fraudulent tax returns and claim refunds at the federal level and expanding into the state level. We implemented additional security measures in our products and began working with state governments to share information regarding suspicious filings while continuing to share such information with the federal government. In the upcoming tax season, we expect continued efforts by criminals to attempt to access our customers’ accounts and to try to use stolen identities to obtain customer information and file fraudulent federal and state tax returns. We will continue to invest in security and to work with the broader industry and government to protect our customers against this type of fraud.
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
Total net revenue for the first three months of fiscal 2016 was $713 million, an increase of 17% compared with the same period of fiscal 2015. Total net revenue growth was affected by the changes that we made to our desktop software offerings in fiscal 2015. Starting with the release of Quickbooks 2015 in our first quarter of fiscal 2015, and for all subsequent versions, we began delivering ongoing enhancements and certain connected services for our QuickBooks desktop software products. We plan to continue to provide ongoing enhancements and certain connected services for all future versions. As a result of these changes, we recognize revenue for these QuickBooks desktop software products as services are provided over approximately three years. Revenue in our Small Business segment grew 5% in the first three months of fiscal 2016 compared with the same period of fiscal 2015 due to growth in connected services offerings such as QuickBooks Online, online payment processing services, and online payroll services, partially offset by the impact of the changes to our QuickBooks desktop software products. In fiscal 2015 we also began delivering ongoing enhancements and certain connected services for our Professional Tax desktop software products and we plan to continue to provide them for all future versions of those products. Due to these changes, we recognize revenue for these offerings as services are provided through the end of each calendar year. As a result, revenue in our Professional Tax segment increased 203% in the first three months of fiscal 2016 compared with the same period of fiscal 2015.
Operating loss from continuing operations for the first three months of fiscal 2016 was $29 million, a decrease of 73% compared with the same period of fiscal 2015. Higher revenue was partially offset by higher costs and expenses, including higher spending for staffing and share-based compensation.
Net loss from continuing operations decreased 62% for the first three months of fiscal 2016 compared with the same period of fiscal 2015 due to the decrease in the operating loss and a lower effective tax rate in the fiscal 2016 period. Diluted net loss per share from continuing operations for the first three months of fiscal 2016 decreased 61% to $0.11 due to the lower net loss and the decline in weighted average basic and diluted common shares compared with the same period of fiscal 2015.
We ended the first three months of fiscal 2016 with cash, cash equivalents and investments totaling $474 million. During the first three months of fiscal 2016 we generated cash from net sales of investments, borrowings under our revolving credit facility, and the issuance of common stock under employee stock plans. During the same period we used cash for operations, the repurchase of shares of our common stock under our stock repurchase programs, the payment of cash dividends, and capital expenditures. At October 31, 2015, we had authorization from our Board of Directors to expend up to an additional $1.4 billion for stock repurchases through May 19, 2019.

Critical Accounting Policies and Estimates
In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant impact on our net revenue, operating income or loss, and net income or loss, as well as on the value of certain assets and liabilities on our balance sheet. We believe that the estimates, assumptions and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2015 have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. We believe that there were no significant changes in those critical accounting policies and estimates during the first three months of fiscal 2016. Senior management has reviewed the development and selection of our critical accounting policies and estimates and their disclosure in this Quarterly Report on Form 10-Q with the Audit and Risk Committee of our Board of Directors.

Results of Operations
Financial Overview

(Dollars in millions, except per share amounts)	Q1 FY16	Q1 FY15	$ Change	% Change
Total net revenue	$713	$612	$101	17%
Operating loss from continuing operations	(29)	(109)	80	(73)%
Net loss from continuing operations	(31)	(81)	50	(62)%
Basic and diluted net loss per share from continuing operations	$(0.11)	$(0.28)	$0.17	(61)%
Total net revenue for the first quarter of fiscal 2016 increased $101 million or 17% compared with the same quarter of fiscal 2015. Total net revenue growth was affected by the changes to our desktop software offerings described in “Executive Overview - Overview of Financial Results” above. Revenue in our Small Business segment grew 5% compared with the first quarter of fiscal 2015 due to growth in connected services offerings such as QuickBooks Online, online payment processing services, and online payroll services, partially offset by the impact of the changes to our QuickBooks desktop software products. The changes to our desktop software offerings also impacted our Professional Tax segment. In fiscal 2015 we began delivering ongoing enhancements and certain connected services for our Professional Tax desktop software products and we plan to continue to provide them for all future versions of those products. Due to these changes, we recognize revenue for these offerings as services are provided through the end of each calendar year. As a result, revenue in our Professional Tax segment increased increased 203% compared with the first quarter of fiscal 2015. See “Segment Results” later in this Item 2 for more information about the results for all of our reportable segments.
Operating loss from continuing operations for the first quarter of fiscal 2016 decreased 73% compared with the same quarter of fiscal 2015. Higher revenue was partially offset by higher costs and expenses, including higher spending for staffing and share-based compensation. See “Operating Expenses” later in this Item 2 for more information.
Net loss from continuing operations for the first quarter of fiscal 2016 decreased 62% compared with the same quarter of fiscal 2015 due to the decrease in the operating loss and a lower effective tax rate in the fiscal 2016 period. See “Non-Operating Income and Expenses” later in this Item 2 for more information. Diluted net loss per share from continuing operations for the first quarter of fiscal 2016 decreased 61% to $0.11 due to the lower net loss and the decline in weighted average basic and diluted common shares compared with the same quarter of fiscal 2015.
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
Segment operating income or loss is segment net revenue less segment cost of revenue and operating expenses. See “Executive Overview – Industry Trends and Seasonality” earlier in this Item 2 for a description of the seasonality of our business. Segment expenses do not include certain costs, such as corporate selling and marketing, product development, and general and administrative expenses and share-based compensation expenses, which are not allocated to specific segments. These unallocated costs totaled $276 million in the first three months of fiscal 2016 and $248 million in the first three months of fiscal 2015. Unallocated costs increased in the fiscal 2016 period due to increases in corporate product development and selling and marketing expenses in support of the growth of our businesses and to higher share-based compensation expenses. Segment expenses also do not include amortization of acquired technology, amortization of other acquired intangible assets, and goodwill and intangible asset impairment charges. See Note 10 to the financial statements in Part I, Item 1 of this Quarterly Report for reconciliations of total segment operating income or loss to consolidated operating income or loss for each fiscal period presented.
We calculate revenue growth rates and segment operating margin figures using dollars in thousands. Those results may vary slightly from figures calculated using the dollars in millions presented below.

Small Business

(Dollars in millions)	Q1 FY16	Q1 FY15	% Change
Product revenue	$166	$187	(11)%
Service and other revenue	380	332	14%
Total segment revenue	$546	$519	5%
% of total revenue	77%	85%

Segment operating income	$211	$188	12%
% of related revenue	39%	36%
Product revenue in our Small Business segment is derived primarily from QuickBooks desktop software products, including QuickBooks Pro, QuickBooks Premier, QuickBooks Accountant, and QuickBooks Enterprise Solutions; QuickBooks Basic Payroll and QuickBooks Enhanced Payroll; QuickBooks Point of Sale solutions; ProAdvisor Program subscriptions for the accounting professionals who serve small businesses; and financial supplies. Service and other revenue in our Small Business segment is derived primarily from QuickBooks Online, our hosted financial and business management offerings; QuickBooks Pro Plus, QuickBooks Premier Plus, and QuickBooks Accountant Plus, our subscription offerings; QuickBooks technical support plans; small business payroll services, including Quickbooks Online Payroll, Intuit Online Payroll, Intuit Full Service Payroll, and QuickBooks Assisted Payroll; and payment processing services for small businesses.
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
Small Business segment total net revenue increased $27 million or 5% in the first quarter of fiscal 2016 compared with the same quarter of fiscal 2015. Small Business segment revenue growth was affected by the changes to our QuickBooks desktop offerings described in “Executive Overview – Overview of Financial Results” above. Small Business Online Ecosystem revenue grew 28%, driven by customer acquisition. QuickBooks Online subscribers grew 57% and online payroll customers grew 17%. Active online payments customers grew 4% and online payments charge volume grew 14%. In our Small Business Desktop Ecosystem revenue declined 1%. QuickBooks desktop revenue declined 10% on flat unit sales as we continued to emphasize QuickBooks Online while QuickBooks Enterprise Solutions revenue grew 29%.
Small Business segment operating income as a percentage of related revenue increased in the first quarter of fiscal 2016 compared with the same period of fiscal 2015. The increase was due to the higher revenue described above partially offset by higher staffing expenses.
Consumer Tax

(Dollars in millions)	Q1 FY16	Q1 FY15	% Change
Product revenue	$10	$11	(8)%
Service and other revenue	47	46	2%
Total segment revenue	$57	$57	—%
% of total revenue	8%	9%

Segment operating loss	$(28)	$(36)	(23)%
% of related revenue	(50)%	(64)%
Consumer Tax segment product revenue is derived primarily from TurboTax desktop tax return preparation software. Consumer Tax segment service and other revenue is derived primarily from TurboTax Online tax return preparation services and electronic tax filing services.
Due to the seasonal nature of our Consumer Tax offerings, we typically generate nominal revenue from consumer tax products and services in our first fiscal quarter compared with our second and third fiscal quarters. The majority of Consumer Tax segment revenue for the first quarter of each fiscal year is for the filing of extended returns for the previous tax year. Consumer Tax segment total net revenue was flat in the first quarter of fiscal 2016 compared with the same quarter of fiscal 2015.

Because of the seasonality of our Consumer Tax revenue, we do not believe that first fiscal quarter revenue in our Consumer Tax segment is indicative of revenue trends for the current fiscal year. We will not have substantially complete results for the 2015 tax season until the third quarter of fiscal 2016.
In our first fiscal quarter our Consumer Tax segment typically generates operating losses because Consumer Tax revenue is nominal while segment operating expenses for functions such as research and development continue at relatively consistent levels. We do not believe that Consumer Tax segment operating results for the first quarter of fiscal 2016 compared with the same quarter of fiscal 2015 are indicative of trends for the full fiscal year.
Professional Tax

(Dollars in millions)	Q1 FY16	Q1 FY15	% Change
Product revenue	$95	$30	213%
Service and other revenue	15	6	151%
Total segment revenue	$110	$36	203%
% of total revenue	15%	6%

Segment operating income (loss)	$72	$(3)	NM
% of related revenue	65%	(8)%
NM = Not meaningful.
Professional Tax segment product revenue is derived primarily from Lacerte, ProSeries, and ProFile desktop tax preparation software products. Professional Tax segment service and other revenue is derived primarily from Intuit Tax Online tax return preparation, bank products, and related services that complement the tax return preparation process.
Prior to fiscal 2015, we typically generated nominal revenue from professional tax products and services in our first fiscal quarter compared with our second and third fiscal quarters. The majority of Professional Tax revenue for the first quarter of each fiscal year was for the filing of extended returns for the previous tax year. In fiscal 2015 we began delivering ongoing enhancements and certain connected services for our Professional Tax desktop software products. As a result of these changes, we recognize revenue for these offerings as services are provided through the end of each calendar year. Professional Tax total net revenue increased $74 million or 203% in the first quarter of fiscal 2016 compared with the same quarter of fiscal 2015 due to the changes to our desktop software products. We do not believe that first fiscal quarter revenue in this segment is indicative of revenue trends for the current fiscal year. We will not have substantially complete results for the 2015 tax season until the third quarter of fiscal 2016.
Professional Tax segment operating income increased in the first three months of fiscal 2016 compared with the same period of fiscal 2015 due to the increase in revenue described above. We do not believe that Professional Tax operating results for the first quarter of fiscal 2016 compared with the same quarter of fiscal 2015 are indicative of trends for the full fiscal year.
Cost of Revenue

(Dollars in millions)	Q1 FY16	% of Related Revenue	Q1 FY15	% of Related Revenue
Cost of product revenue	$29	11%	$33	14%
Cost of service and other revenue	131	30%	119	31%
Amortization of acquired technology	6	n/a	7	n/a
Total cost of revenue	$166	23%	$159	26%
Cost of product revenue as a percentage of product revenue decreased in the first three months of fiscal 2016 compared with the same period of fiscal 2015 due to the changes to our Professional Tax and QuickBooks desktop software products described in “Executive Overview – Overview of Financial Results” earlier in this Item 2. We expense costs of product revenue as they are incurred for delivered software and we do not defer any of these costs when product revenue is deferred. Cost of service and other revenue as a percentage of service and other revenue decreased slightly in the first three months of fiscal 2016 compared with the same period of fiscal 2015 due to growth in connected service offerings such as QuickBooks Online, online payment processing services, and online payroll services. Online revenues have relatively lower costs of revenue compared with our other service offerings.
Operating Expenses

(Dollars in millions)	Q1 FY16	% of Total Net Revenue	Q1 FY15	% of Total Net Revenue
Selling and marketing	$244	34%	$251	41%
Research and development	213	30%	189	32%
General and administrative	117	17%	119	19%
Amortization of other acquired intangible assets	2	—%	3	—%
Total operating expenses	$576	81%	$562	92%
Total operating expenses as a percentage of total net revenue decreased to 81% in the first quarter of fiscal 2016 from 92% in the same quarter of fiscal 2015. Total net revenue for the first quarter of fiscal 2016 increased $101 million or 17% and total operating expenses for that quarter increased $14 million. Total net revenue growth was affected by the change to our desktop software offerings described in “Executive Overview – Overview of Financial Results” earlier in this Item 2. Staffing expenses increased about $25 million due to higher headcount while expenses for marketing programs were about $7 million lower. Operating expenses also increased about $9 million for share-based compensation expenses. Share-based compensation expenses were higher in the fiscal 2016 quarter due to our assumption of certain equity awards in connection with business combinations. Share-based compensation expenses have also been increasing over time because the market price of our common stock has generally been increasing.
Non-Operating Income and Expenses
Interest Expense
Interest expense of $7 million for the first three months of fiscal 2016 and $7 million for the first three months of fiscal 2015 consisted primarily of interest on senior notes that we issued in March 2007. See Note 6 to the financial statements in Part I, Item 1 of this Quarterly Report for more information.
Interest and Other Income, Net

	Three Months Ended
(In millions)	October 31, 2015	October 31, 2014
Interest income	$—	$2
Net gain (loss) on executive deferred compensation plan assets	(2)	1
Other	(2)	(3)
Total interest and other income (expense), net	$(4)	$—
Interest income in the first quarter of fiscal 2016 was lower compared with the same period of fiscal 2015 due to lower average invested balances and lower average interest rates. In accordance with authoritative guidance, we record gains and losses associated with executive deferred compensation plan assets in interest and other income and gains and losses associated with the related liabilities in operating expenses. The total amounts recorded in operating expenses for each period are approximately equal to the total amounts recorded in interest and other income in those periods.
Income Taxes
We compute our provision for or benefit from income taxes by applying the estimated annual effective tax rate to income or loss from recurring operations and adding the effects of any discrete income tax items specific to the period.
Our effective tax rate for the first quarter of fiscal 2016 was approximately 22%. Excluding discrete tax items primarily related to share-based compensation as well as including the effects of losses in certain jurisdictions where we do not recognize a tax benefit, our effective tax rate for the period was approximately 36% and did not differ significantly from the federal statutory rate of 35%.
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

Liquidity and Capital Resources
Overview
At October 31, 2015, our cash, cash equivalents and investments totaled $474 million, a decrease of $1.2 billion from July 31, 2015 due to the factors discussed under “Statements of Cash Flows” below. Our primary source of liquidity has been cash from operations, which entails the collection of accounts receivable for products and services. Our primary uses of cash have been for research and development programs, selling and marketing activities, capital projects, acquisitions of businesses, debt service costs, repurchases of our common stock under our stock repurchase programs, and the payment of cash dividends. As discussed in “Executive Overview – Industry Trends and Seasonality” earlier in this Item 2, our business is subject to significant seasonality. The balance of our cash, cash equivalents, and investments generally fluctuates with that seasonal pattern. We believe the seasonality of our business is likely to continue in the future.
The following table summarizes selected measures of our liquidity and capital resources at the dates indicated:

(Dollars in millions)	October 31, 2015	July 31, 2015	$ Change	% Change
Cash, cash equivalents, and investments	$474	$1,697	$(1,223)	(72)%
Long-term investments	28	27	1	4%
Borrowings under credit facility	350	—	350	NM
Long-term debt	500	500	—	—%
Working capital	(460)	816	(1,276)	(156)%
Ratio of current assets to current liabilities	0.8 : 1	1.5 : 1
NM = Not meaningful.
We have historically generated significant cash from operations and we expect to continue to do so during the balance of fiscal 2016. Since our operations are primarily domestic, approximately 65% of our cash, cash equivalents and investments at October 31, 2015 were located in the U.S. and none of those funds were restricted. Our only long-term debt consists of $500 million in senior unsecured notes due in March 2017. We also have a $500 million unsecured revolving line of credit facility available to us for general corporate purposes, including future acquisitions and stock repurchases. As of October 31, 2015, there was $350 million in outstanding borrowings on this credit facility, and we had $150 million of borrowings available.
We evaluate, on an ongoing basis, the merits of acquiring technology or businesses, or establishing strategic relationships with and investing in other companies. Our strong liquidity profile enables us to respond nimbly to these types of opportunities.
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

Statements of Cash Flows
The following table summarizes selected items from our statements of cash flows for the first three months of fiscal 2016 and fiscal 2015. See the financial statements in Part I, Item 1 of this Quarterly Report for complete statements of cash flows for those periods.

	Three Months Ended
(Dollars in millions)	October 31, 2015	October 31, 2014	$ Change
Net cash provided by (used in):
Operating activities	$(197)	$(118)	$(79)
Investing activities	816	(61)	877
Financing activities	(952)	(123)	(829)
Effect of exchange rate changes on cash	(1)	(5)	4
Total decrease in cash and cash equivalents	$(334)	$(307)	$(27)
During the first three months of fiscal 2016 we generated cash from net sales of investments, borrowings under our revolving credit facility, and the issuance of common stock under employee stock plans. During the same period we used cash for operations, including the payment of accrued bonuses for fiscal 2015, the repurchase of shares of our common stock under our stock repurchase programs, the payment of cash dividends, and capital expenditures.
During the first three months of fiscal 2015 we generated cash from the issuance of common stock under employee stock plans.
During the same period we used cash for operations, including the payment of accrued bonuses for fiscal 2014, the repurchase of shares of our common stock under our stock repurchase programs, the payment of cash dividends, and capital expenditures.
Stock Repurchase Programs, Treasury Shares, and Dividends on Common Stock
As described in Note 8 to the financial statements in Part I, Item 1 of this Quarterly Report, during the first three months of fiscal 2016 we continued to repurchase shares of our common stock under repurchase programs that our Board of Directors has authorized. At October 31, 2015, we had authorization from our Board of Directors to expend up to an additional $1.4 billion for stock repurchases through May 19, 2019. We currently expect to continue repurchasing our common stock on a quarterly basis; however, future stock repurchases under the current program are at the discretion of management, and authorization of future stock repurchase programs is subject to the final determination of our Board of Directors.
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
During the first three months of fiscal 2016 we also continued to pay quarterly cash dividends on shares of our outstanding common stock. In November 2015 our Board of Directors declared a quarterly cash dividend of $0.30 per share of outstanding common stock payable on January 19, 2016 to stockholders of record at the close of business on January 11, 2016. We currently expect to continue paying comparable cash dividends on a quarterly basis; however, future declarations of dividends and the establishment of future record dates and payment dates are subject to the final determination of our Board of Directors.
Unsecured Revolving Credit Facility
On February 17, 2012 we entered into an agreement with certain institutional lenders for a $500 million unsecured revolving credit facility that will expire on February 17, 2017. See Note 5 to the financial statements in Part I, Item 1 of this Quarterly Report for a description of the key terms of this agreement, including the covenants. We remained in compliance with those covenants at all times during the quarter ended October 31, 2015. We may use amounts borrowed under this credit facility for general corporate purposes, including future acquisitions. We monitor counterparty risk associated with the institutional lenders that are providing the credit facility. As of October 31, 2015, there was $350 million in outstanding borrowings on this credit facility, and we had $150 million of borrowings available.
Cash Held by Foreign Subsidiaries
Our cash, cash equivalents, and investments totaled $474 million at October 31, 2015. Of this amount, approximately 35% was held by our foreign subsidiaries and subject to repatriation tax considerations. These foreign funds were located primarily in

Canada, India, and the United Kingdom. We intend to permanently reinvest a significant portion of our earnings from foreign operations, and we currently do not anticipate that we will need funds generated from foreign operations to fund our domestic operations. In the event that funds from foreign operations are needed to fund operations in the United States, if U.S. taxes have not been previously provided on the related earnings we would provide for and pay additional U.S. taxes at the time we change our intention with regard to the reinvestment of those earnings.

Off-Balance Sheet Arrangements
At October 31, 2015, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations
We presented our contractual obligations at July 31, 2015 in our Annual Report on Form 10-K for the fiscal year then ended. On September 9, 2015 we entered into an agreement to purchase certain leased facilities for $262 million in cash and on November 9, 2015 we notified the seller of our unconditional acceptance of those facilities. Escrow is expected to close in January 2016.

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
Interest Rate Risk
Our cash equivalents and investments are subject to market risk due to changes in interest rates. Interest rate movements affect the interest income we earn on cash equivalents and investments and the fair value of those investments. If the Federal Reserve Target Rate had increased by 25 basis points from the level of October 31, 2015, the value of our investments at that date would have decreased by approximately $0.4 million. If the Federal Reserve Target Rate had increased by 100 basis points from the level of October 31, 2015, the value of our investments at that date would have decreased by approximately $1.6 million.
We are also exposed to the impact of changes in interest rates as they affect our $500 million revolving credit facility. Advances under the credit facility accrue interest at rates that are equal to JP Morgan's alternate base rate plus a margin that ranges from 0.0% to 0.5% or the London InterBank Offered Rate (LIBOR) plus a margin that ranges from 0.9% to 1.5%, in both cases based on our senior debt credit ratings. Consequently, our interest expense fluctuates with changes in the general level of these interest rates. At October 31, 2015, $350 million was outstanding under the credit facility.
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
Since we translate foreign currencies (primarily Canadian dollars, Indian rupees, and British pounds) into U.S. dollars for financial reporting purposes, currency fluctuations can have an impact on our financial results. The historical impact of currency fluctuations on our financial results has generally been immaterial. We believe that our exposure to currency exchange fluctuation risk is not significant primarily because our global subsidiaries invoice customers and satisfy their financial obligations almost exclusively in their local currencies. Although the impact of currency fluctuations on our financial results has generally been immaterial in the past and we believe that for the reasons cited above currency fluctuations will not be significant in the future, the impact of currency fluctuations could be material in the future. As of October 31, 2015, we did not engage in foreign currency hedging activities.

ITEM 4
CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Based upon an evaluation of the effectiveness of disclosure controls and procedures, Intuit’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO) have concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures as defined under Exchange Act Rules 13a-15(e) and 15d-15(e) were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission and is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
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
None.

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

We caution investors that forward-looking statements are only predictions based on our current expectations about future events and are not guarantees of future performance. We encourage you to read carefully all information provided in this Quarterly Report and in our other filings with the Securities and Exchange Commission before deciding to invest in our stock or to maintain or change your investment. These forward-looking statements are based on information as of the filing date of this Quarterly Report, and we undertake no obligation to revise or update any forward-looking statement for any reason.
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

We host, collect, use and retain large amounts of sensitive and personal customer information and data, including credit card information, tax return information, bank account numbers and passwords, personal and business financial data and transactions, social security numbers, healthcare information and payroll information. In addition, we collect and maintain sensitive and personal information of our employees in the ordinary course of our business. The volume of sensitive and personal information that we collect has been increasing and will continue to increase as we further transition our businesses to connected services. We and our vendors use commercially available security technologies to protect this information and data, and we also use security and business controls to limit access to and use of such sensitive and personal customer information and data. However, such measures cannot provide absolute security, and we have experienced instances in the past where criminals, using stolen identity information obtained outside of our systems, have gained unauthorized and illegal access to our customers’ data. As the accessibility of stolen identity information increases, we may experience additional instances of unauthorized and illegal access to our systems using our customers’ stolen identity information in the future. In addition, third parties may fraudulently induce employees, customers, or users to disclose sensitive information in order to gain access to our data or customers' data. The security measures that we implement may not be able to prevent access to our systems from unauthorized users who have fraudulently obtained our customers' personal information. In addition, because the techniques used to obtain unauthorized access change frequently and may be difficult to detect for long periods of time, we may be unable to anticipate these techniques or implement adequate preventive measures. A major breach of our security measures or those of third parties that provide hosting services or have access to our sensitive and personal customer information may have serious negative consequences for our businesses, including possible fines, penalties and damages, reduced customer demand for our services, material harm to our reputation and brands, further regulation and oversight by federal or state agencies, and loss of our ability to provide financial transaction services or accept and process customer credit card orders or tax returns.

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

In addition, our employees, contractors, temporary and seasonal employees may have access to sensitive and personal information of our customers and employees. While we conduct background checks of our employees and these other individuals and limit access to systems and data, it is possible that one or more of these individuals may circumvent these controls, resulting in a security breach. In addition, we rely on third party vendors to host certain of our sensitive and personal information and data. While we conduct due diligence on these third party partners with respect to their security and business controls, we may not have the ability to effectively monitor or oversee the implementation of these controls measures, and, in any event, individuals or third parties may be able to circumvent these security and business controls and/or exploit vulnerabilities that may exist in these controls, resulting in a loss of sensitive and personal customer or employee information and data.
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
Our Consumer Tax business is highly seasonal and our quarterly results could fluctuate significantly.
Our Consumer Tax offerings have significant seasonal patterns. Revenue from income tax preparation products and services is heavily concentrated during November through April. This seasonality has caused significant fluctuations in our quarterly financial results. Our financial results may also fluctuate from quarter to quarter and year to year due to a variety of factors, including factors that may affect the timing of revenue recognition. These include changes to our offerings that result in the inclusion or exclusion of ongoing services; changes in product pricing strategies or product sales mix; the timing of the availability of federal and state tax forms from taxing agencies and the ability of those agencies to receive electronic tax return submissions; changes in consumer behavior; and the timing of our discontinuation of support for older product offerings. Other factors that may affect our quarterly or annual financial results include the timing of acquisitions, divestitures, and goodwill and acquired intangible asset impairment charges. Any fluctuations in our operating results may adversely affect our stock price.

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
Our acquisitions have resulted in significant expenses, including amortization and impairment of acquired technology and other acquired intangible assets, and impairment of goodwill. Total costs and expenses in these categories were approximately $8 million in the first three months of fiscal 2016, $339 million in fiscal 2015, $25 million in fiscal 2014, and $76 million in fiscal 2013. Although under current accounting rules goodwill is not amortized, we may incur impairment charges related to the goodwill already recorded and to goodwill arising out of future acquisitions. We test the impairment of goodwill annually in our fourth fiscal quarter or more frequently if indicators of impairment arise. The timing of the formal annual test may result in charges to our statement of operations in our fourth fiscal quarter that may not have been reasonably foreseen in prior periods. The total costs and expenses for fiscal 2015 and fiscal 2013 included goodwill and intangible asset impairment charges of $297 million and $46 million. At October 31, 2015, we had $1.3 billion in goodwill and $77 million in net acquired intangible assets on our balance sheet, both of which may be subject to impairment charges in the future. New acquisitions, and any impairment of the value of acquired intangible assets, may have a significant negative impact on our future financial results.
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
We have $500 million in long-term debt outstanding and have drawn $350 million on our revolving line of credit and may incur other debt in the future, which may adversely affect our financial condition and future financial results.
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
We also have a $500 million five-year revolving credit facility. As of October 31, 2015, there was $350 million in outstanding borrowings on this credit facility, and we had $150 million of borrowings available. We may use the proceeds of any advances against the credit facility for general corporate purposes, including future acquisitions and share repurchases.
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

ITEM 2
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS
Stock repurchase activity during the three months ended October 31, 2015 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans
August 1, 2015 through August 31, 2015	2,285,200	$85.18	2,285,200	$2,430,687,644
September 1, 2015 through September 30, 2015	7,080,000	$87.01	7,080,000	$1,814,627,674
October 1, 2015 through October 31, 2015	4,994,206	$92.13	4,994,206	$1,354,497,981
Total	14,359,406	$88.50	14,359,406
Note: $625 million of the shares purchased as part of publicly announced plans during the three months ended October 31, 2015 were purchased under a plan we announced on August 19, 2013 under which we were authorized to repurchase up to $2 billion of our common stock from time to time over a four-year period ending on August 19, 2017. The remaining shares purchased during the three months ended October 31, 2015 were purchased under a plan we announced on May 19, 2015 under which we are authorized to repurchase up to $2 billion of our common stock from time to time over a four-year period ending on May 19, 2019. At October 31, 2015, authorization from our Board of Directors to expend up to $1.4 billion remained available under that plan.

ITEM 6
EXHIBITS
See the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTUIT INC. (Registrant)
Date:	November 20, 2015	By:	/s/ R. NEIL WILLIAMS
R. Neil Williams
Executive Vice President and Chief Financial Officer (Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference

10.01#	Agreement of Purchase and Sale and Joint Escrow Instructions by and between Intuit Inc. and Kilroy Realty, L.P.		8-K filed 11/16/2015

31.01	Certification of Chief Executive Officer	X

31.02	Certification of Chief Financial Officer	X

32.01*	Section 1350 Certification (Chief Executive Officer)	X

32.02*	Section 1350 Certification (Chief Financial Officer)	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase	X
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