Form 10-Q
period 2016-01-31
INTUIT INC
filed 2016-02-25
CIK 896878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended January 31, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 256,821,224 shares of Common Stock, $0.01 par value, were outstanding at February 19, 2016.

INTUIT INC.
FORM 10-Q
INDEX

Page Number
PART I FINANCIAL INFORMATION

ITEM 1: Financial Statements (Unaudited)

Condensed Consolidated Statements of Operations for the three and six months ended January 31, 2016 and 2015	3

Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended January 31, 2016 and 2015	4

Condensed Consolidated Balance Sheets at January 31, 2016 and July 31, 2015	5

Condensed Consolidated Statements of Stockholders’ Equity for the six months ended January 31, 2016 and 2015	6

Condensed Consolidated Statements of Cash Flows for the six months ended January 31, 2016 and 2015	7

Notes to Condensed Consolidated Financial Statements	8

ITEM 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

ITEM 3: Quantitative and Qualitative Disclosures about Market Risk	36

ITEM 4: Controls and Procedures	37

PART II OTHER INFORMATION

ITEM 1: Legal Proceedings	38

ITEM 1A: Risk Factors	38

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds	49

ITEM 6: Exhibits	49

Signatures	50

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

PART I
ITEM 1
FINANCIAL STATEMENTS

INTUIT INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
(In millions, except per share amounts)	January 31, 2016	January 31, 2015	January 31, 2016	January 31, 2015
Net revenue:
Product	$264	$195	$535	$423
Service and other	659	554	1,101	938
Total net revenue	923	749	1,636	1,361
Costs and expenses:
Cost of revenue:
Cost of product revenue	40	42	69	75
Cost of service and other revenue	153	139	284	258
Amortization of acquired technology	6	7	12	14
Selling and marketing	356	344	600	595
Research and development	205	188	418	377
General and administrative	120	115	237	234
Amortization of other acquired intangible assets	1	3	3	6
Total costs and expenses	881	838	1,623	1,559
Operating income (loss) from continuing operations	42	(89)	13	(198)
Interest expense	(9)	(7)	(16)	(14)
Interest and other income (expense), net	(5)	2	(9)	2
Income (loss) before income taxes	28	(94)	(12)	(210)
Income tax benefit	(1)	(34)	(10)	(69)
Net income (loss) from continuing operations	29	(60)	(2)	(141)
Net loss from discontinued operations	(5)	(6)	(5)	(9)
Net income (loss)	$24	$(66)	$(7)	$(150)

Basic net income (loss) per share from continuing operations	$0.11	$(0.21)	$(0.01)	$(0.50)
Basic net loss per share from discontinued operations	(0.02)	(0.02)	(0.02)	(0.03)
Basic net income (loss) per share	$0.09	$(0.23)	$(0.03)	$(0.53)
Shares used in basic per share calculations	263	285	267	285

Diluted net income (loss) per share from continuing operations	$0.11	$(0.21)	$(0.01)	$(0.50)
Diluted net loss per share from discontinued operations	(0.02)	(0.02)	(0.02)	(0.03)
Diluted net income (loss) per share	$0.09	$(0.23)	$(0.03)	$(0.53)
Shares used in diluted per share calculations	266	285	267	285

Cash dividends declared per common share	$0.30	$0.25	$0.60	$0.50
See accompanying notes.

INTUIT INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Six Months Ended
(In millions)	January 31, 2016	January 31, 2015	January 31, 2016	January 31, 2015

Net income (loss)	$24	$(66)	$(7)	$(150)
Other comprehensive loss, net of income taxes:
Foreign currency translation losses	(10)	(15)	(12)	(20)
Total other comprehensive loss, net	(10)	(15)	(12)	(20)
Comprehensive income (loss)	$14	$(81)	$(19)	$(170)

See accompanying notes.

INTUIT INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions)	January 31, 2016	July 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$334	$808
Investments	—	889
Accounts receivable, net	512	91
Income taxes receivable	108	84
Deferred income taxes	—	231
Prepaid expenses and other current assets	110	94
Current assets of discontinued operations	30	26
Current assets before funds held for customers	1,094	2,223
Funds held for customers	373	337
Total current assets	1,467	2,560
Long-term investments	28	27
Property and equipment, net	980	682
Goodwill	1,278	1,266
Acquired intangible assets, net	67	87
Long-term deferred income taxes	211	5
Other assets	103	106
Long-term assets of discontinued operations	215	235
Total assets	$4,349	$4,968
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$245	$—
Accounts payable	286	190
Accrued compensation and related liabilities	179	283
Deferred revenue	961	691
Other current liabilities	208	150
Current liabilities of discontinued operations	97	93
Current liabilities before customer fund deposits	1,976	1,407
Customer fund deposits	373	337
Total current liabilities	2,349	1,744
Long-term debt	1,000	500
Long-term deferred revenue	153	152
Other long-term obligations	138	172
Long-term obligations of discontinued operations	68	68
Total liabilities	3,708	2,636
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock and additional paid-in capital	4,226	4,010
Treasury stock, at cost	(9,400)	(7,675)
Accumulated other comprehensive loss	(42)	(30)
Retained earnings	5,857	6,027
Total stockholders’ equity	641	2,332
Total liabilities and stockholders’ equity	$4,349	$4,968
See accompanying notes.

INTUIT INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

(In millions, except shares in thousands)	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
Balance at July 31, 2015	277,706	$4,010	$(7,675)	$(30)	$6,027	$2,332
Comprehensive loss	—	—	—	(12)	(7)	(19)
Issuance of stock under employee stock plans	1,901	56	—	—	—	56
Stock repurchases under stock repurchase programs	(19,134)	—	(1,725)	—	—	(1,725)
Dividends and dividend rights declared ($0.60 per share)	—	—	—	—	(163)	(163)
Tax benefit from share-based compensation plans	—	20	—	—	—	20
Share-based compensation expense	—	140	—	—	—	140
Balance at January 31, 2016	260,473	$4,226	$(9,400)	$(42)	$5,857	$641

(In millions, except shares in thousands)	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
Balance at July 31, 2014	284,950	$3,561	$(6,430)	$(2)	$5,949	$3,078
Comprehensive loss	—	—	—	(20)	(150)	(170)
Issuance of stock under employee stock plans	3,463	101	—	—	—	101
Stock repurchases under stock repurchase programs	(7,473)	—	(668)	—	—	(668)
Dividends and dividend rights declared ($0.50 per share)	—	—	—	—	(147)	(147)
Tax benefit from share-based compensation plans	—	38	—	—	—	38
Share-based compensation expense	—	122	—	—	—	122
Balance at January 31, 2015	280,940	$3,822	$(7,098)	$(22)	$5,652	$2,354

See accompanying notes.

INTUIT INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
(In millions)	January 31, 2016	January 31, 2015
Cash flows from operating activities:
Net loss	$(7)	$(150)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	94	75
Amortization of acquired intangible assets	19	36
Share-based compensation expense	137	122
Deferred income taxes	(11)	(16)
Tax benefit from share-based compensation plans	20	38
Excess tax benefit from share-based compensation plans	(20)	(38)
Other	10	19
Total adjustments	249	236
Changes in operating assets and liabilities:
Accounts receivable	(431)	(327)
Income taxes receivable	(26)	(110)
Prepaid expenses and other assets	(18)	12
Accounts payable	103	116
Accrued compensation and related liabilities	(100)	(79)
Deferred revenue	296	439
Other liabilities	43	110
Total changes in operating assets and liabilities	(133)	161
Net cash provided by operating activities	109	247
Cash flows from investing activities:
Purchases of available-for-sale debt securities	(181)	(619)
Sales of available-for-sale debt securities	942	458
Maturities of available-for-sale debt securities	126	328
Net change in money market funds and other cash equivalents held to satisfy customer fund obligations	(35)	(65)
Net change in customer fund deposits	35	65
Purchases of property and equipment	(394)	(116)
Acquisitions of businesses, net of cash acquired	—	(76)
Other	—	(10)
Net cash provided by (used in) investing activities	493	(35)
Cash flows from financing activities:
Proceeds from borrowings under credit facility	745	—
Net proceeds from issuance of stock under employee stock plans	56	101
Cash paid for purchases of treasury stock	(1,725)	(554)
Dividends and dividend rights paid	(161)	(143)
Excess tax benefit from share-based compensation plans	20	38
Net cash used in financing activities	(1,065)	(558)
Effect of exchange rates on cash and cash equivalents	(11)	(21)
Net decrease in cash and cash equivalents	(474)	(367)
Cash and cash equivalents at beginning of period	808	849
Cash and cash equivalents at end of period	$334	$482
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
As discussed in Note 4, we classified our Demandforce, QuickBase, and Quicken businesses as discontinued operations in the fourth quarter of fiscal 2015. We have reclassified our statements of operations and balance sheets for all periods presented to reflect these businesses as discontinued operations. Because the cash flows of these businesses were not material for any period presented, we have not segregated them on our statements of cash flows. Unless noted otherwise, discussions in these notes pertain to our continuing operations.
These unaudited condensed consolidated financial statements and accompanying notes should be read together with the audited consolidated financial statements in Item 8 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2015. Results for the six months ended January 31, 2016 do not necessarily indicate the results we expect for the fiscal year ending July 31, 2016 or any other future period.
Seasonality
Our Consumer Tax offerings have significant seasonal patterns and revenue from those income tax preparation products and services is heavily concentrated in our third fiscal quarter ending April 30.
Significant Accounting Policies
We describe our significant accounting policies in Note 1 to the financial statements in Item 8 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2015. There have been no changes to our significant accounting policies during the first six months of fiscal 2016.
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

	Three Months Ended		Six Months Ended
(In millions, except per share amounts)	January 31, 2016	January 31, 2015	January 31, 2016	January 31, 2015
Numerator:
Net income (loss) from continuing operations	$29	$(60)	$(2)	$(141)
Net loss from discontinued operations	(5)	(6)	(5)	(9)
Net income (loss)	$24	$(66)	$(7)	$(150)

Denominator:
Shares used in basic per share amounts:
Weighted average common shares outstanding	263	285	267	285

Shares used in diluted per share amounts:
Weighted average common shares outstanding	263	285	267	285
Dilutive common equivalent shares from stock options
and restricted stock awards	3	—	—	—
Dilutive weighted average common shares outstanding	266	285	267	285

Basic and diluted net loss per share:
Basic net income (loss) per share from continuing operations	$0.11	$(0.21)	$(0.01)	$(0.50)
Basic net loss per share from discontinued operations	(0.02)	(0.02)	(0.02)	(0.03)
Basic net income (loss) per share	$0.09	$(0.23)	$(0.03)	$(0.53)

Diluted net income (loss) per share from continuing operations	$0.11	$(0.21)	$(0.01)	$(0.50)
Diluted net loss per share from discontinued operations	(0.02)	(0.02)	(0.02)	(0.03)
Diluted net income (loss) per share	$0.09	$(0.23)	$(0.03)	$(0.53)

Shares excluded from computation of diluted net income (loss) per share:
Weighted average stock options and restricted stock units that would have been included in the computation of dilutive common equivalent shares outstanding if net income had been reported in the period	—	14	13	15

Weighted average stock options and restricted stock units excluded from computation due to anti-dilutive effect	2	2	2	2
Concentration of Credit Risk and Significant Customers
No customer accounted for 10% or more of total net revenue in the three or six months ended January 31, 2016 or January 31, 2015. Due to the seasonality of our consumer tax offerings, one retail customer accounted for 15% of gross accounts receivable at January 31, 2016. No customer accounted for 10% or more of gross accounts receivable at July 31, 2015.
Accounting Pronouncements Not Yet Adopted
ASU 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments.”
In September 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments.” ASU 2015-16 eliminates the requirement for an acquirer to retrospectively adjust provisional amounts recorded in a business combination to reflect new information about the facts and circumstances that existed as of the acquisition date and that, if known, would have affected measurement or recognition of amounts initially recognized. As an alternative, the amendment requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments require that the acquirer record, in the financial statements of the period in which adjustments to provisional amounts are determined, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. ASU 2015-16 is effective prospectively for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years, which means that it will be effective for us in the first quarter of our fiscal year beginning August 1, 2016. Early adoption is permitted. We are currently evaluating the impact of our pending adoption of ASU 2015-16 on our consolidated financial statements.
ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”
In May 2014 the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” and in August 2015 the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date,” which defers the effective date of ASU 2014-09 by one year. ASU 2014-09 supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible that more judgment and estimates may be required within the revenue recognition process than is required under present U.S. GAAP. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price, and allocating the transaction price to each separate performance obligation. The new standard also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. ASU 2014-09 is effective for reporting periods beginning after December 15, 2017, which means that it will be effective for us in the first quarter of our fiscal year beginning August 1, 2018. Early adoption of one year prior to the required effective date is permitted. ASU 2014-09 allows adoption using either of two methods: (i) retrospective to each prior reporting period presented, with the option to elect certain practical expedients; or (ii) retrospective with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures. We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements.
Accounting Pronouncements Recently Adopted
ASU 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes”
In November 2015 the FASB issued ASU 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes,” requiring all deferred tax assets and liabilities, and any related valuation allowance, to be classified as noncurrent on the balance sheet. We elected to early adopt this standard in the second quarter of fiscal 2016 on a prospective basis. ASU 2015-17 did not have a material impact on our consolidated balance sheets and had no impact on our consolidated statements of operations or cash flows. Prior periods were not adjusted.
We do not expect that any other recently issued accounting pronouncements will have a significant effect on our financial statements.

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

	January 31, 2016				July 31, 2015
(In millions)	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Cash equivalents, primarily money market funds	$280	$—	$—	$280	$695	$—	$—	$695
Available-for-sale debt securities:
Municipal bonds	—	6	—	6	—	506	—	506
Corporate notes	—	169	—	169	—	546	—	546
U.S. agency securities	—	—	—	—	—	12	—	12
Municipal auction rate securities	—	—	15	15	—	—	15	15
Total available-for-sale securities	—	175	15	190	—	1,064	15	1,079
Total assets measured at fair value on a recurring basis	$280	$175	$15	$470	$695	$1,064	$15	$1,774
Liabilities:
Senior notes (1)	$—	$523	$—	$523	$—	$531	$—	$531
______________________________

(1)
Carrying value in long-term debt on our balance sheets at January 31, 2016 was $500 million and at July 31, 2015 was $500 million. See Note 6, “Long-Term Obligations and Commitments,” for more information.

The following table summarizes our cash equivalents and available-for-sale debt securities by balance sheet classification and level in the fair value hierarchy at the dates indicated.

	January 31, 2016				July 31, 2015
(In millions)	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents:
In cash and cash equivalents	$82	$—	$—	$82	$533	$—	$—	$533
In funds held for customers	198	—	—	198	162	—	—	162
Total cash equivalents	$280	$—	$—	$280	$695	$—	$—	$695
Available-for-sale securities:
In investments	$—	$—	$—	$—	$—	$889	$—	$889
In funds held for customers	—	175	—	175	—	175	—	175
In long-term investments	—	—	15	15	—	—	15	15
Total available-for-sale securities	$—	$175	$15	$190	$—	$1,064	$15	$1,079
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
Financial liabilities whose fair values we measure using Level 2 inputs consist of senior unsecured notes. See Note 6, “Long-Term Obligations and Commitments,” for more information. We measure the fair value of our senior notes based on their trading prices and the interest rates we could obtain for other borrowings with similar terms.
Financial assets whose fair values we measure using significant unobservable (Level 3) inputs consist of municipal auction rate securities that are no longer liquid. We estimate the fair values of the auction rate securities using a discounted cash flow model. We continue to classify them as long-term investments based on the maturities of the underlying securities at that date. We do not intend to sell our municipal auction rate securities. In addition, it is more likely than not that we will not be required to sell them before recovery at par, which may be at maturity.
There were no transfers between Level 1, Level 2, and Level 3 of the fair value hierarchy during the six months ended January 31, 2016.

3.	Cash and Cash Equivalents, Investments and Funds Held for Customers
We consider highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. Cash equivalents consist primarily of AAA-rated money market funds in all periods presented. Investments at July 31, 2015 consisted of available-for-sale investment-grade debt securities that we carried at fair value. Funds held for customers consist of cash and cash equivalents and investment grade available-for-sale debt securities in all periods presented. Except for direct obligations of the United States government, securities issued by agencies of the United States government, and money market funds, we diversify our investments in debt securities by limiting our holdings with any individual issuer.

The following table summarizes our cash and cash equivalents, investments, and funds held for customers by balance sheet classification at the dates indicated.

	January 31, 2016		July 31, 2015
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Classification on balance sheets:
Cash and cash equivalents	$334	$334	$808	$808
Investments	—	—	890	889
Funds held for customers	373	373	337	337
Long-term investments	28	28	27	27
Total cash and cash equivalents, investments, and funds held for customers	$735	$735	$2,062	$2,061
The following table summarizes our cash and cash equivalents, investments, and funds held for customers by investment category at the dates indicated.

	January 31, 2016		July 31, 2015
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Type of issue:
Total cash and cash equivalents	$532	$532	$970	$970
Available-for-sale debt securities:
Municipal bonds	6	6	507	506
Corporate notes	169	169	546	546
U.S. agency securities	—	—	12	12
Municipal auction rate securities	15	15	15	15
Total available-for-sale debt securities	190	190	1,080	1,079
Other long-term investments	13	13	12	12
Total cash and cash equivalents, investments, and funds held for customers	$735	$735	$2,062	$2,061
We use the specific identification method to compute gains and losses on investments. We include realized gains and losses on our available-for-sale debt securities in interest and other income, net in our statements of operations. Gross realized gains and losses on our available-for-sale debt securities for the three and six months ended January 31, 2016 and January 31, 2015 were not significant.
We accumulate unrealized gains and losses on our available-for-sale debt securities, net of tax, in accumulated other comprehensive income or loss in the stockholders’ equity section of our balance sheets. Gross unrealized gains and losses on our available-for-sale debt securities at January 31, 2016 and July 31, 2015 were not significant.
We periodically review our investment portfolios to determine if any investment is other-than-temporarily impaired due to changes in credit risk or other potential valuation concerns. We believe that the investments we held at January 31, 2016 were not other-than-temporarily impaired. Unrealized losses on available-for-sale debt securities at January 31, 2016 were not significant and were due to changes in interest rates, including market credit spreads, and not due to increased credit risks associated with specific securities. We do not intend to sell these investments. In addition, it is more likely than not that we will not be required to sell them before recovery at par, which may be at maturity.

The following table summarizes our available-for-sale debt securities classified by the stated maturity date of the security at the dates indicated.

	January 31, 2016		July 31, 2015
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$89	$89	$434	$435
Due within two years	41	41	443	442
Due within three years	45	45	156	156
Due after three years	15	15	47	46
Total available-for-sale debt securities	$190	$190	$1,080	$1,079
Available-for-sale debt securities due after three years in the table above include our municipal auction rate securities. See Note 2, “Fair Value Measurements,” for more information. All of the remaining securities in that category had interest reset dates or mandatory call dates within three years of the dates indicated in the table.

4.	Discontinued Operations
In the fourth quarter of fiscal 2015 management having the authority to do so formally approved a plan to sell our Demandforce, QuickBase, and Quicken businesses. The decision was a result of management’s desire to focus resources on our core small business and tax strategies. We determined that these businesses became long-lived assets held for sale in the fourth quarter of fiscal 2015. A long-lived asset classified as held for sale is measured at the lower of its carrying amount or fair value less cost to sell. Since the carrying values of these three businesses at January 31, 2016 and July 31, 2015 were less than the estimated fair values less cost to sell, no adjustments to the carrying values of these long-lived assets were necessary at those dates.
We also classified our Demandforce, QuickBase, and Quicken businesses as discontinued operations in the fourth quarter of fiscal 2015 and have therefore segregated their operating results from continuing operations in our statements of operations and on our balance sheets for all periods presented. Because the cash flows of these businesses were not material for any period presented, we have not segregated them on our statements of cash flows. Demandforce and QuickBase were part of our Small Business segment and Quicken was part of our former Consumer segment.

The carrying amounts of the major classes of assets and liabilities of Demandforce, QuickBase, and Quicken at January 31, 2016 and July 31, 2015 were as shown in the following table.

(In millions)	January 31, 2016	July 31, 2015
Accounts receivable	$28	$19
Deferred income taxes	—	5
Prepaid and other current assets	2	2
Property and equipment, net	19	25
Goodwill	151	165
Purchased intangible assets, net	43	43
Other assets	2	2
Total assets	245	261

Accounts payable	8	7
Accrued compensation	20	21
Deferred revenue	56	48
Other current liabilities	13	17
Long-term deferred revenue	52	39
Long-term obligations	16	29
Total liabilities	165	161
Net assets	$80	$100
Net revenue from discontinued operations, income (loss) from discontinued operations before income taxes, and the components of net income (loss) from discontinued operations were as follows for the periods indicated:

	Three Months Ended		Six Months Ended
(In millions)	January 31, 2016	January 31, 2015	January 31, 2016	January 31, 2015
Net revenue from discontinued operations:
Demandforce	$24	$30	$49	$61
QuickBase	20	17	40	34
Quicken	12	12	26	25
Total net revenue from discontinued operations	$56	$59	$115	$120

Income (loss) from discontinued operations before income taxes:
Demandforce	$(6)	$(14)	$(10)	$(28)
QuickBase	2	4	6	7
Quicken	(5)	1	(1)	7
Total loss from discontinued operations before income taxes	$(9)	$(9)	$(5)	$(14)

Net income (loss) from discontinued operations:
Net loss from Demandforce operations	$(3)	$(10)	$(6)	$(19)
Net income from QuickBase operations	1	3	4	5
Net income (loss) from Quicken operations	(3)	1	—	5
Tax expense from discontinued operations	—	—	(3)	—
Total net loss from discontinued operations	$(5)	$(6)	$(5)	$(9)

5.	Current Liabilities
Unsecured Revolving Credit Facility
On February 17, 2012 we entered into an agreement with certain institutional lenders for a $500 million unsecured revolving credit facility that will expire on February 17, 2017. We may, subject to certain customary conditions, on one or more occasions increase commitments under the facility in an amount not to exceed $250 million in the aggregate. Advances under the unsecured revolving credit facility accrue interest at rates that are equal to, at our election, either JP Morgan's alternate base rate plus a margin that ranges from 0.0% to 0.5% or London Interbank Offered Rate (LIBOR) plus a margin that ranges from 0.9% to 1.5%. Actual margins under either election are based on our senior debt credit ratings. The agreement includes customary affirmative and negative covenants, including financial covenants that require us to maintain a ratio of total debt to annual earnings before interest, taxes, depreciation and amortization (EBITDA) of not greater than 3.25 to 1.00 as of any date and a ratio of annual EBITDA to interest payable of not less than 3.00 to 1.00 as of the last day of each fiscal quarter. We remained in compliance with these covenants at all times during the quarter ended January 31, 2016. As of January 31, 2016, there was $745 million in outstanding borrowings on this credit facility, of which $245 million was considered short term.
Other Current Liabilities
Other current liabilities were as follows at the dates indicated:

(In millions)	January 31, 2016	July 31, 2015
Reserve for product returns	$50	$12
Reserve for rebates	40	12
Current portion of license fee payable	10	10
Current portion of deferred rent	3	8
Interest payable	11	10
Executive deferred compensation plan liabilities	59	63
Other	35	35
Total other current liabilities	$208	$150
The balances of several of our other current liabilities, particularly our reserves for product returns and rebates, are affected by the seasonality of our business. See Note 1, “Description of Business and Summary of Significant Accounting Policies – Seasonality,” for more information.

6.	Long-Term Obligations and Commitments
Long-Term Debt
Unsecured Revolving Credit Facility
We have an unsecured revolving credit facility that will expire on February 17, 2017. As of January 31, 2016, there was $745 million in outstanding borrowings on this credit facility, of which $500 million was considered long term. See Note 5, “Current Liabilities,” for more information.
Senior Unsecured Notes
On March 12, 2007 we issued $500 million of 5.75% senior unsecured notes due on March 15, 2017 (the Notes). We carried the Notes at face value less the unamortized discount in long-term debt on our balance sheets at January 31, 2016 and July 31, 2015. The Notes are redeemable by Intuit at any time, subject to a make-whole premium, and include covenants that limit our ability to grant liens on our facilities and to enter into sale and leaseback transactions, subject to significant allowances. Interest on the Notes is payable semi-annually on March 15 and September 15. We paid $14 million in cash for interest on the Notes during the six months ended January 31, 2016 and $14 million in cash for interest on the Notes during the six months ended January 31, 2015.

Other Long-Term Obligations
Other long-term obligations were as follows at the dates indicated:

(In millions)	January 31, 2016	July 31, 2015
Total deferred rent	$54	$49
Total license fee payable	35	34
Long-term income tax liabilities	47	45
Long-term deferred income tax liabilities	5	50
Other	11	13
Total long-term obligations	152	191
Less current portion (included in other current liabilities)	(14)	(19)
Long-term obligations due after one year	$138	$172
Operating Lease Commitments
We describe our operating lease commitments in Note 9 to the financial statements in Item 8 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2015. In January 2016 we completed the purchase of certain leased facilities for $262 million in cash. The lease on these facilities was scheduled to expire in July 2017 and the remaining operating lease commitment was not significant. There were no other significant changes in our operating lease commitments during the first six months of fiscal 2016.

7.	Income Taxes
Adoption of ASU 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes”
In the second quarter of fiscal 2016, we elected to early adopt ASU 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes,” on a prospective basis. This new standard requires all deferred tax assets and liabilities, and any related valuation allowance, to be classified as noncurrent on the balance sheet. Prior periods were not adjusted.
Effective Tax Rate
We compute our provision for or benefit from income taxes by applying the estimated annual effective tax rate to income or loss from recurring operations and adding the effects of any discrete income tax items specific to the period.
In December 2015 the Consolidated Appropriations Act, 2016 was signed into law. The Act includes a permanent reinstatement of the federal research and experimentation credit that was retroactive to January 1, 2015. We recorded a discrete tax benefit of approximately $12 million for the retroactive effect during the second quarter of fiscal 2016.
We recorded a $1 million tax benefit on income of $28 million for the three months ended January 31, 2016. Our effective tax rate for the six months ended January 31, 2016 was approximately 87%. Excluding discrete tax items primarily related to the permanent reinstatement of the federal research and experimentation credit, as well as including the effects of losses in certain jurisdictions where we do not recognize a tax benefit, our effective tax rate for those periods was approximately 35% and did not differ significantly from the federal statutory rate of 35%. Tax expense related to share-based compensation, state income taxes, and the effects of losses in certain jurisdictions where we do not recognize a tax benefit were partially offset by the benefit we received from the domestic production activities deduction and the federal research and experimentation credit.
Our effective tax rates for the three and six months ended January 31, 2015 were approximately 37% and 33%. Excluding discrete tax items primarily related to the reinstatement of the federal research and experimentation credit, as well as including the effects of losses in certain jurisdictions where we do not recognize a tax benefit, our effective tax rate for those periods was approximately 36% and did not differ significantly from the federal statutory rate of 35%. Tax expense related to share-based compensation, state income taxes, and the effects of losses in certain jurisdictions where we do not recognize a tax benefit were partially offset by the benefit we received from the domestic production activities deduction and the federal research and experimentation credit.
Unrecognized Tax Benefits and Other Considerations
The total amount of our unrecognized tax benefits at July 31, 2015 was $56 million. Net of related deferred tax assets, unrecognized tax benefits were $37 million at that date. If we were to recognize these net benefits, our income tax expense would reflect a favorable net impact of $37 million. There were no material changes to these amounts during the six months ended January 31, 2016. We do not believe that it is reasonably possible that there will be a significant increase or decrease in our unrecognized tax benefits over the next 12 months.

8.	Stockholders’ Equity
Stock Repurchase Programs and Treasury Shares
Intuit’s Board of Directors has authorized a series of common stock repurchase programs. Shares of common stock repurchased under these programs become treasury shares. We repurchased 19.1 million shares for $1.7 billion under these programs during the six months ended January 31, 2016. We repurchased 7.5 million shares for $668 million under these programs during the six months ended January 31, 2015. At January 31, 2016, we had authorization from our Board of Directors to expend up to an additional $900 million for stock repurchases through May 19, 2019. Future stock repurchases under the current program are at the discretion of management, and authorization of future stock repurchase programs is subject to the final determination of our Board of Directors.
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
Dividends on Common Stock
During the six months ended January 31, 2016 we declared and paid quarterly cash dividends that totaled $0.60 per share of outstanding common stock or $163 million. In February 2016 our Board of Directors declared a quarterly cash dividend of $0.30 per share of outstanding common stock payable on April 18, 2016 to stockholders of record at the close of business on April 11, 2016. Future declarations of dividends and the establishment of future record dates and payment dates are subject to the final determination of our Board of Directors.
Share-Based Compensation Expense
The following table summarizes the total share-based compensation expense that we recorded in operating income (loss) from continuing operations for the periods shown.

	Three Months Ended		Six Months Ended
(In millions, except per share amounts)	January 31, 2016	January 31, 2015	January 31, 2016	January 31, 2015
Cost of revenue	$2	$1	$4	$2
Selling and marketing	18	17	37	33
Research and development	21	18	42	37
General and administrative	24	20	49	41
Total share-based compensation expense	65	56	132	113
Income tax benefit	(20)	(18)	(40)	(36)
Decrease in net income or increase in net loss from continuing operations	$45	$38	$92	$77
Decrease in net income or increase in net loss per share:
Basic	$0.17	$0.13	$0.34	$0.27
Diluted	$0.17	$0.13	$0.34	$0.27
We capitalized $3 million in share-based compensation related to internal use software projects during the six months ended January 31, 2016. The table above also excludes share-based compensation expense for our discontinued operations, which totaled $5 million during the six months ended January 31, 2016 and $9 million during the six months ended January 31, 2015.

Because we have not reclassified our statements of cash flows to segregate discontinued operations, these amounts are included in share-based compensation expense on our statements of cash flows for those periods.
Share-Based Awards Available for Grant
A summary of share-based awards available for grant under our 2005 Equity Incentive Plan for the six months ended January 31, 2016 was as follows:

(Shares in thousands)	Shares Available for Grant
Balance at July 31, 2015	17,183
Options granted	(9)
Restricted stock units granted (1)	(681)
Share-based awards canceled/forfeited/expired (1)(2)	2,740
Balance at January 31, 2016	19,233
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

Stock Option Activity and Related Share-Based Compensation Expense
A summary of stock option activity for the six months ended January 31, 2016 was as follows:

	Options Outstanding
(Shares in thousands)	Number of Shares	Weighted Average Exercise Price Per Share
Balance at July 31, 2015	8,713	$69.13
Granted	9	94.88
Exercised	(999)	46.65
Canceled or expired	(293)	74.11
Balance at January 31, 2016	7,430	$71.98

Exercisable at January 31, 2016	4,043	$55.13
At January 31, 2016, there was approximately $48 million of unrecognized compensation cost related to non-vested stock options that we expect to recognize as expense in the future. We will adjust unrecognized compensation cost for future changes in estimated forfeitures. We expect to recognize that cost over a weighted average vesting period of two years.

Restricted Stock Unit Activity and Related Share-Based Compensation Expense
A summary of restricted stock unit activity for the six months ended January 31, 2016 was as follows:

	Restricted Stock Units
(Shares in thousands)	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at July 31, 2015	8,916	$76.64
Granted	296	96.50
Vested	(796)	68.44
Forfeited	(1,032)	69.71
Nonvested at January 31, 2016	7,384	$79.29
At January 31, 2016, there was approximately $339 million of unrecognized compensation cost related to non-vested RSUs that we expect to recognize as expense in the future. We will adjust unrecognized compensation cost for future changes in estimated forfeitures. We expect to recognize that cost over a weighted average vesting period of two years.

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

Consumer Tax. Our Consumer Tax segment targets consumers and includes TurboTax income tax preparation products and services and electronic tax filing services.
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

	Three Months Ended		Six Months Ended
(In millions)	January 31, 2016	January 31, 2015	January 31, 2016	January 31, 2015
Net revenue:
Small Business segment	$564	$525	$1,110	$1,044
Consumer Tax segment	275	213	332	270
Professional Tax segment	84	11	194	47
Total net revenue	$923	$749	$1,636	$1,361

Operating income (loss) from continuing operations:
Small Business segment	$199	$170	$410	$358
Consumer Tax segment	62	26	34	(10)
Professional Tax segment	41	(37)	113	(40)
Total segment operating income	302	159	557	308
Unallocated corporate items:
Share-based compensation expense	(65)	(56)	(132)	(113)
Other common expenses	(188)	(182)	(397)	(373)
Amortization of acquired technology	(6)	(7)	(12)	(14)
Amortization of other acquired intangible assets	(1)	(3)	(3)	(6)
Total unallocated corporate items	(260)	(248)	(544)	(506)
Total operating income (loss) from continuing operations	$42	$(89)	$13	$(198)

11.	Subsequent Event
On February 1, 2016 we entered into a credit agreement with certain institutional lenders for a new five-year credit facility in an aggregate principal amount of $1.5 billion. The credit agreement replaces our February 2012 unsecured revolving credit facility which was due to expire on February 17, 2017 and was terminated on February 1, 2016. The new credit agreement provides for a $500 million unsecured term loan and a $1 billion unsecured revolving credit facility that will expire on February 1, 2021. We may, subject to certain customary conditions, on one or more occasions increase commitments under the credit facility in an amount not to exceed $750 million in the aggregate and may extend the maturity date of the unsecured revolving credit facility up to two times. Advances under the unsecured revolving credit facility accrue interest at rates that are equal to, at our election, either Bank of America's alternate base rate plus a margin that ranges from 0.0% to 0.5% or the London Interbank Offered Rate (LIBOR) plus a margin that ranges from 0.9% to 1.5%. The unsecured term loan accrues interest at rates that are equal to, at our election, either Bank of America's alternate base rate plus a margin that ranges from 0.125% to 0.875% or LIBOR plus a margin that ranges from 1.125% to 1.875%. Actual margins under all of these elections are based on our senior debt credit ratings. The credit agreement includes customary affirmative and negative covenants, including financial covenants that require us to maintain a ratio of total debt to annual earnings before interest, taxes, depreciation and amortization (EBITDA) of not greater than 3.25 to 1.00 as of any date and a ratio of annual EBITDA to annual interest expense of not less than 3.00 to 1.00 as of the last day of each fiscal quarter. The unsecured term loan is subject to quarterly principal payments of 2.5% of the loan amount beginning in July 2017, with the balance payable on the maturity date. On February 1, 2016 we borrowed $250 million on the unsecured revolving credit facility.

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
During the beginning of the 2015 calendar year, state taxing authorities, the IRS, and the tax preparation industry experienced an increase in attempts by criminals using stolen identity information to file fraudulent tax returns and claim refunds at the federal level and expanding into the state level. We implemented additional security measures in our products and began working with state governments to share information regarding suspicious filings while continuing to share such information with the federal government. During the current tax season, we expect continued efforts by criminals to attempt to access our customers’ accounts and to try to use stolen identities to obtain customer information and file fraudulent federal and state tax returns. We will continue to invest in security and to work with the broader industry and government to protect our customers against this type of fraud.
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
Total net revenue for the first six months of fiscal 2016 was $1.6 billion, an increase of 20% compared with the same period of fiscal 2015. Revenue in our Consumer Tax segment grew 23% in the first six months of fiscal 2016 compared with the same period a year ago due to 23% growth in TurboTax Online federal units. The IRS began accepting federal income tax returns on January 19, 2016, which provided an extra weekend day in January for tax filers to process returns compared with the same period in fiscal 2015. Total net revenue growth was also affected by the changes that we made to our desktop software offerings in fiscal 2015. In fiscal 2015 we began delivering ongoing enhancements and certain connected services for our Professional Tax desktop software products and we plan to continue to provide them for all future versions of those products. Due to these changes, we recognize revenue for these offerings as services are provided through the end of each calendar year. Prior to these changes, we recognized a substantial portion of the revenue for these offerings during our third fiscal quarters ended April 30. As a result, revenue in our Professional Tax segment increased 309% to $194 million in the first six months of fiscal 2016 compared with the same period of fiscal 2015. Starting with the release of Quickbooks 2015 in the first quarter of fiscal 2015, and for all subsequent versions, we began delivering ongoing enhancements and certain connected services for our QuickBooks desktop software products. We plan to continue to provide ongoing enhancements and certain connected services for all future versions of these products. As a result of these changes, we recognize revenue for these QuickBooks desktop software products as services are provided over approximately three years. Revenue in our Small Business segment grew 6% in the first six months of fiscal 2016 compared with the same period of fiscal 2015 due to growth in QuickBooks Online and online payroll services and the impact of the changes to our QuickBooks desktop software products.
We recorded operating income from continuing operations of $13 million for the first six months of fiscal 2016 primarily due to the increase in revenue described above. Higher revenue was partially offset by higher costs and expenses, including higher spending for staffing, advertising and other marketing programs, and share-based compensation. We recorded an operating loss of $198 million for the first six months of fiscal 2015 primarily due to the impact of the changes to our desktop software offerings on fiscal 2015 revenue.
Net loss from continuing operations decreased 99% for the first six months of fiscal 2016 compared with the same period of fiscal 2015 due to the factors impacting operating income described above and a higher effective tax rate in the fiscal 2016 period. Basic and diluted net loss per share from continuing operations for the first six months of fiscal 2016 decreased 98% to $0.01, in line with the decrease in the net loss for that period.
We ended the first six months of fiscal 2016 with cash, cash equivalents and investments totaling $334 million. During the first six months of fiscal 2016 we generated cash from operations, net sales of investments, borrowings under our unsecured revolving credit facility, and the issuance of common stock under employee stock plans. During the same period we used cash for the repurchase of shares of our common stock under our stock repurchase programs, the payment of cash dividends, and capital expenditures, including the purchase of certain previously leased facilities. At January 31, 2016, we had authorization from our Board of Directors to expend up to an additional $900 million for stock repurchases through May 19, 2019.

Critical Accounting Policies and Estimates
In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant impact on our net revenue, operating income or loss, and net income or loss, as well as on the value of certain assets and liabilities on our balance sheet. We believe that the estimates, assumptions and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2015 have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. We believe that there were no significant changes in those critical accounting policies and estimates during the first six months of fiscal 2016. Senior management has reviewed the development and selection of our critical accounting policies and estimates and their disclosure in this Quarterly Report on Form 10-Q with the Audit and Risk Committee of our Board of Directors.

Results of Operations
Financial Overview

(Dollars in millions, except per share amounts)	Q2 FY16	Q2 FY15	$ Change	% Change	YTD Q2 FY16	YTD Q2 FY15	$ Change	% Change
Total net revenue	$923	$749	$174	23%	$1,636	$1,361	$275	20%
Operating income (loss) from continuing operations	42	(89)	131	NM	13	(198)	211	NM
Net income (loss) from continuing operations	29	(60)	89	NM	(2)	(141)	139	(99)%
Basic and diluted net income (loss) per share from continuing operations	$0.11	$(0.21)	$0.32	NM	$(0.01)	$(0.50)	$0.49	(98)%
NM = Not meaningful.
Current Fiscal Quarter
Total net revenue for the second quarter of fiscal 2016 increased $174 million or 23% compared with the same quarter of fiscal 2015. Revenue in our Consumer Tax segment increased 29% in the second quarter of fiscal 2016 due to 23% growth in TurboTax Online federal units. The IRS began accepting federal income tax returns on January 19, 2016, which provided an extra weekend day in January for tax filers to process returns compared with the same period in fiscal 2015. Total net revenue growth was also affected by the changes to our desktop software offerings described in “Executive Overview - Overview of Financial Results” above. In fiscal 2015 we began delivering ongoing enhancements and certain connected services for our Professional Tax desktop software products and we plan to continue to provide them for all future versions of those products. Due to these changes, we recognize revenue for these offerings as services are provided through the end of each calendar year. Prior to these changes, we recognized a substantial portion of the revenue for these offerings during our third fiscal quarters ended April 30. As a result, revenue in our Professional Tax segment increased 665% to $84 million in the second quarter of fiscal 2016. Revenue in our Small Business segment grew 7% in the second quarter of fiscal 2016 due growth in QuickBooks Online and online payroll services and the impact of the changes to our QuickBooks desktop software products. See “Segment Results” later in this Item 2 for more information about the results for all of our reportable segments.
We recorded operating income from continuing operations of $42 million for the second quarter of fiscal 2016 primarily due to the increase in revenue described above. Higher revenue was partially offset by higher costs and expenses, including higher spending for advertising and other marketing programs and share-based compensation. We recorded an operating loss from continuing operations of $89 million for the second quarter of fiscal 2015 primarily due to the impact of the changes to our desktop software offerings on fiscal 2015 revenue. See “Operating Expenses” later in this Item 2 for more information.
We recorded net income from continuing operations of $29 million for the second quarter of fiscal 2016 due to the operating income described above. We recorded a net loss from continuing operations of $60 million for the same quarter of fiscal 2015 due to the operating loss described above. Diluted net income per share from continuing operations for the second quarter of fiscal 2016 was $0.11, compared with basic and diluted net loss per share from continuing operations of $0.21 for the same quarter of fiscal 2015.

Fiscal Year to Date
Total net revenue for the first six months of fiscal 2016 increased $275 million or 20% compared with the same period of fiscal 2015. Revenue in our Consumer Tax segment grew 23% in the first six months of fiscal 2016 compared with the same period a year ago due to 23% growth in TurboTax Online federal units. The IRS began accepting federal income tax returns on January 19, 2016, which provided an extra weekend day in January for tax filers to process returns compared with the same period in fiscal 2015. Total net revenue growth was also affected by the changes to our desktop software offerings described in “Executive Overview - Overview of Financial Results” above. In fiscal 2015 we began delivering ongoing enhancements and certain connected services for our Professional Tax desktop software products and we plan to continue to provide them for all future versions of those products. Due to these changes, we recognize revenue for these offerings as services are provided through the end of each calendar year. Prior to these changes, we recognized a substantial portion of the revenue for these offerings during our third fiscal quarters ended April 30. As a result, revenue in our Professional Tax segment increased 309% to $194 million in the first six months of fiscal 2016. Revenue in our Small Business segment grew 6% in the first six months of fiscal 2016 due to growth in QuickBooks Online and online payroll services and the impact of the changes to our QuickBooks desktop software products. See “Segment Results” later in this Item 2 for more information about the results for all of our reportable segments.
We recorded operating income from continuing operations of $13 million for the first six months of fiscal 2016 primarily due to the increase in revenue described above. Higher revenue was partially offset by higher costs and expenses, including higher spending for staffing, advertising and other marketing programs, and share-based compensation. We recorded an operating loss from continuing operations of $198 million for the same period of fiscal 2015 primarily due to the impact of the changes to our desktop software offerings on fiscal 2015 revenue. See “Operating Expenses” later in this Item 2 for more information.
Net loss from continuing operations decreased 99% for the first six months of fiscal 2016 compared with the same period of fiscal 2015 due to the factors impacting operating income described above and a higher effective tax rate in the fiscal 2016 period. Basic and diluted net loss per share from continuing operations for the first six months of fiscal 2016 decreased 98% to $0.01, in line with the decrease in the net loss for that period.
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
Segment operating income or loss is segment net revenue less segment cost of revenue and operating expenses. See “Executive Overview – Industry Trends and Seasonality” earlier in this Item 2 for a description of the seasonality of our business. Segment expenses do not include certain costs, such as corporate selling and marketing, product development, and general and administrative expenses and share-based compensation expenses, which are not allocated to specific segments. These unallocated costs totaled $529 million in the first six months of fiscal 2016 and $486 million in the first six months of fiscal 2015. Unallocated costs increased in the fiscal 2016 period due to increases in corporate product development and selling and marketing expenses in support of the growth of our businesses and to higher share-based compensation expenses. Segment expenses also do not include amortization of acquired technology, amortization of other acquired intangible assets, and goodwill and intangible asset impairment charges. See Note 10 to the financial statements in Part I, Item 1 of this Quarterly Report for reconciliations of total segment operating income or loss to consolidated operating income or loss for each fiscal period presented.
We calculate revenue growth rates and segment operating margin figures using dollars in thousands. Those results may vary slightly from figures calculated using the dollars in millions presented below.

Small Business

(Dollars in millions)	Q2 FY16	Q2 FY15	% Change	YTD Q2 FY16	YTD Q2 FY15	% Change
Product revenue	$178	$180	(1)%	$344	$367	(6)%
Service and other revenue	386	345	12%	766	677	13%
Total segment revenue	$564	$525	7%	$1,110	$1,044	6%
% of total revenue	61%	70%		68%	77%

Segment operating income	$199	$170	18%	$410	$358	15%
% of related revenue	35%	32%		37%	34%
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
Small Business segment total net revenue increased $39 million or 7% in the second quarter of fiscal 2016 compared with the same quarter of fiscal 2015. Small Business segment revenue growth was affected by the changes to our QuickBooks desktop offerings described in “Executive Overview - Overview of Financial Results” above. Small Business Online Ecosystem revenue grew 23%, driven by customer acquisition. QuickBooks Online subscribers grew 49% and online payroll customers grew 17%. Active online payments customers grew 5% and online payments charge volume grew 17%. In our Small Business Desktop Ecosystem revenue increased 3%. QuickBooks desktop revenue increased due to the impact of the changes to our QuickBooks desktop offerings. QuickBooks Enterprise Solutions revenue grew 24%. Desktop payments revenue decreased 14% during the second quarter of fiscal 2016 as we focused resources on core offerings for QuickBooks merchants and deemphasized certain non-QuickBooks payments offerings.
Small Business segment total net revenue increased $66 million or 6% in the first six months of fiscal 2016 compared with the same period of fiscal 2015. Small Business segment revenue growth was affected by the changes to our QuickBooks desktop offerings described in “Executive Overview - Overview of Financial Results” above. Small Business Online Ecosystem revenue grew 25%, driven by customer acquisition. QuickBooks Online subscribers grew 49% and online payroll customers grew 17%. Active online payments customers grew 5% and online payments charge volume grew 15%. In our Small Business Desktop Ecosystem revenue increased 1%. QuickBooks desktop revenue increased due to the impact of the changes to our QuickBooks desktop offerings. QuickBooks Enterprise Solutions revenue grew 27%. Desktop payments revenue decreased 12% during the first six months of fiscal 2016 as we focused resources on core offerings for QuickBooks merchants and deemphasized certain non-QuickBooks payments offerings.
Small Business segment operating income as a percentage of related revenue increased in the second quarter and first six months of fiscal 2016 compared with the same periods of fiscal 2015. These increases were due to the higher revenue described above and relatively stable spending during the fiscal 2016 periods.

Consumer Tax

(Dollars in millions)	Q2 FY16	Q2 FY15	% Change	YTD Q2 FY16	YTD Q2 FY15	% Change
Product revenue	$13	$6	133%	$23	$17	39%
Service and other revenue	262	207	27%	309	253	22%
Total segment revenue	$275	$213	29%	$332	$270	23%
% of total revenue	30%	28%		20%	20%

Segment operating income (loss)	$62	$26	130%	$34	$(10)	NM
% of related revenue	22%	13%		10%	(4)%
NM = Not meaningful.
Consumer Tax segment product revenue is derived primarily from TurboTax desktop tax return preparation software. Consumer Tax segment service and other revenue is derived primarily from TurboTax Online tax return preparation services and electronic tax filing services. Due to the seasonal nature of our Consumer Tax business, we will not have substantially complete results for the 2015 tax season until the third quarter of fiscal 2016.
Consumer Tax segment total revenue increased $62 million or 23% in the first six months of fiscal 2016 compared with the same period of fiscal 2015 due to 23% growth in TurboTax Online federal units. The IRS began accepting federal income tax returns on January 19, 2016, which provided an extra weekend day in January for tax filers to process returns compared with the same period in fiscal 2015.
We recorded operating income of $34 million in our Consumer Tax segment for the first six months of fiscal 2016 due to the increase in revenue described above partially offset by higher expenses for staffing and advertising and other marketing programs. We recorded a seasonal operating loss of $10 million in our Consumer Tax segment for the same period of fiscal 2015.
Professional Tax

(Dollars in millions)	Q2 FY16	Q2 FY15	% Change	YTD Q2 FY16	YTD Q2 FY15	% Change
Product revenue	$73	$9	683%	$168	$39	323%
Service and other revenue	11	2	563%	26	8	238%
Total segment revenue	$84	$11	665%	$194	$47	309%
% of total revenue	9%	2%		12%	3%

Segment operating income (loss)	$41	$(37)	NM	$113	$(40)	NM
% of related revenue	48%	(346)%		58%	(86)%
NM = Not meaningful.
Professional Tax segment product revenue is derived primarily from Lacerte, ProSeries, and ProFile desktop tax preparation software products. Professional Tax segment service and other revenue is derived primarily from Intuit Tax Online tax return preparation, bank products, and related services that complement the tax return preparation process. Due to the seasonal nature of our Professional Tax business, we will not have substantially complete results for the 2015 tax season until the third quarter of fiscal 2016.
Professional Tax total net revenue increased $147 million or 309% in the first six months of fiscal 2016 compared with the same period of fiscal 2015 because of the changes to our desktop software offerings described in “Executive Overview - Overview of Financial Results” above. In fiscal 2015 we began delivering ongoing enhancements and certain connected services for our Professional Tax desktop software products and we plan to continue to provide them for all future versions of those products. As a result of these changes, we recognize revenue for these offerings as services are provided through the end of each calendar year. Prior to these changes, we recognized a substantial portion of the revenue for these offerings during our third fiscal quarters ended April 30.

We recorded operating income of $113 million in our Professional Tax segment for the first six months of fiscal 2016 due to the increase in revenue described above and relatively stable spending during the fiscal 2016 period. We recorded a seasonal operating loss of $40 million in our Professional Tax segment for the same period of fiscal 2015.
Cost of Revenue

(Dollars in millions)	Q2 FY16	% of Related Revenue	Q2 FY15	% of Related Revenue	YTD Q2 FY16	% of Related Revenue	YTD Q2 FY15	% of Related Revenue
Cost of product revenue	$40	15%	$42	22%	$69	13%	$75	18%
Cost of service and other revenue	153	23%	139	25%	284	26%	258	28%
Amortization of acquired technology	6	n/a	7	n/a	12	n/a	14	n/a
Total cost of revenue	$199	22%	$188	25%	$365	22%	$347	25%
Cost of product revenue as a percentage of product revenue decreased in the second quarter and first six months of fiscal 2016 compared with the same periods of fiscal 2015 due to the changes to our Professional Tax and QuickBooks desktop software products described in “Executive Overview - Overview of Financial Results” earlier in this Item 2. We expense costs of product revenue as they are incurred for delivered software and we do not defer any of these costs when product revenue is deferred. Cost of service and other revenue as a percentage of service and other revenue decreased in the second quarter and first six months of fiscal 2016 compared with the same periods of fiscal 2015 due to growth in connected service offerings such as Turbotax Online and QuickBooks Online. Online revenues have relatively lower costs of revenue compared with our other service offerings.
Operating Expenses

(Dollars in millions)	Q2 FY16	% of Total Net Revenue	Q2 FY15	% of Total Net Revenue	YTD Q2 FY16	% of Total Net Revenue	YTD Q2 FY15	% of Total Net Revenue
Selling and marketing	$356	39%	$344	46%	$600	37%	$595	44%
Research and development	205	22%	188	25%	418	26%	377	28%
General and administrative	120	13%	115	16%	237	14%	234	17%
Amortization of other acquired intangible assets	1	—%	3	—%	3	—%	6	—%
Total operating expenses	$682	74%	$650	87%	$1,258	77%	$1,212	89%
Current Fiscal Quarter
Total operating expenses as a percentage of total net revenue decreased to 74% in the second quarter of fiscal 2016 from 87% in the same quarter of fiscal 2015. Total net revenue for the second quarter of fiscal 2016 increased $174 million or 23% and total operating expenses for that quarter increased $32 million. Total net revenue growth was affected by the changes to our desktop software offerings described in “Executive Overview - Overview of Financial Results” earlier in this Item 2. Operating expenses increased about $16 million for advertising and other marketing programs and about $8 million for share-based compensation expenses. Share-based compensation expenses were higher in the fiscal 2016 quarter due to our assumption of certain equity awards in connection with business combinations. Share-based compensation expenses have also been increasing over time because the market price of our common stock has generally been increasing.
Fiscal Year to Date
Total operating expenses as a percentage of total net revenue decreased to 77% in the first six months of fiscal 2016 from 89% in the same period of fiscal 2015. Total net revenue for the first six months of fiscal 2016 increased $275 million or 20% and total operating expenses for that period increased $46 million. Total net revenue growth was affected by the changes to our desktop software offerings described in “Executive Overview - Overview of Financial Results” earlier in this Item 2. Staffing expenses increased about $13 million due to higher headcount. Operating expenses also increased about $8 million for advertising and other marketing programs and about $17 million for share-based compensation expenses. Share-based compensation expenses increased due to our assumption of certain equity awards in connection with business combinations. Share-based compensation expenses have also been increasing over time because the market price of our common stock has generally been increasing.
Non-Operating Income and Expenses
Interest Expense
Interest expense of $16 million for the first six months of fiscal 2016 consisted primarily of interest on our senior notes and the outstanding balance on our unsecured revolving credit facility. Interest expense of $14 million for the first six months of fiscal 2015 consisted primarily of interest on our senior notes. See Note 5 and Note 6 to the financial statements in Part I, Item 1 of this Quarterly Report for more information.
Interest and Other Income, Net

	Three Months Ended		Six Months Ended
(In millions)	January 31, 2016	January 31, 2015	January 31, 2016	January 31, 2015
Interest income	$—	$2	$—	$4
Net gain (loss) on executive deferred compensation plan assets	(4)	—	(6)	1
Other	(1)	—	(3)	(3)
Total interest and other income (expense), net	$(5)	$2	$(9)	$2
Interest income in the second quarter and first six months of fiscal 2016 was lower compared with the same periods of fiscal 2015 due to lower average invested balances and lower average interest rates. In accordance with authoritative guidance, we record gains and losses associated with executive deferred compensation plan assets in interest and other income and gains and losses associated with the related liabilities in operating expenses. The total amounts recorded in operating expenses for each period are approximately equal to the total amounts recorded in interest and other income in those periods.
Income Taxes
In the second quarter of fiscal 2016, we elected to early adopt ASU 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes,” on a prospective basis. This new standard requires all deferred tax assets and liabilities, and any related valuation allowance, to be classified as noncurrent on the balance sheet. Prior periods were not adjusted.
We compute our provision for or benefit from income taxes by applying the estimated annual effective tax rate to income or loss from recurring operations and adding the effects of any discrete income tax items specific to the period.
In December 2015 the Consolidated Appropriations Act, 2016 was signed into law. The Act includes a permanent reinstatement of the federal research and experimentation that was retroactive to January 1, 2015. We recorded a discrete tax benefit of approximately $12 million for the retroactive effect during the second quarter of fiscal 2016.
We recorded a $1 million tax benefit on income of $28 million for the second quarter of fiscal 2016. Our effective tax rate for the first six months of fiscal 2016 was approximately 87%. Excluding discrete tax items primarily related to the permanent reinstatement of the federal research and experimentation credit, as well as including the effects of losses in certain jurisdictions where we do not recognize a tax benefit, our effective tax rate for those periods was approximately 35% and did not differ significantly from the federal statutory rate of 35%.
Our effective tax rates for the second quarter and first six months of fiscal 2015 were approximately 37% and 33%. Excluding discrete tax items primarily related to the reinstatement of the federal research and experimentation credit, as well as including the effects of losses in certain jurisdictions where we do not recognize a tax benefit, our effective tax rate for those periods was approximately 36% and did not differ significantly from the federal statutory rate of 35%. See Note 7 to the financial statements in Part I, Item 1 of this Quarterly Report for more information.

Discontinued Operations
In the fourth quarter of fiscal 2015 we determined that our Demandforce, QuickBase, and Quicken businesses became long-lived assets held for sale and we classified them as discontinued operations. See Note 4 to the financial statements in Part I, Item 1 of this Quarterly Report for more information.

Liquidity and Capital Resources
Overview
At January 31, 2016, our cash, cash equivalents and investments totaled $334 million, a decrease of $1.4 billion from July 31, 2015 due to the factors discussed under “Statements of Cash Flows” below. Our primary sources of liquidity have been cash from operations, which entails the collection of accounts receivable for products and services, and borrowings under our unsecured revolving credit facility. Our primary uses of cash have been for research and development programs, selling and marketing activities, capital projects, acquisitions of businesses, debt service costs, repurchases of our common stock under our stock repurchase programs, and the payment of cash dividends. As discussed in “Executive Overview – Industry Trends and Seasonality” earlier in this Item 2, our business is subject to significant seasonality. The balance of our cash, cash equivalents, and investments generally fluctuates with that seasonal pattern. We believe the seasonality of our business is likely to continue in the future.
The following table summarizes selected measures of our liquidity and capital resources at the dates indicated:

(Dollars in millions)	January 31, 2016	July 31, 2015	$ Change	% Change
Cash, cash equivalents, and investments	$334	$1,697	$(1,363)	(80)%
Long-term investments	28	27	1	4%
Short-term debt	245	—	245	NM
Long-term debt	1,000	500	500	100%
Working capital (deficit)	(882)	816	(1,698)	NM
Ratio of current assets to current liabilities	0.6 : 1	1.5 : 1
NM = Not meaningful.
We have historically generated significant cash from operations and we expect to continue to do so during the balance of fiscal 2016. Approximately 51% of our cash, cash equivalents and investments at January 31, 2016 were located in the U.S. and none of those funds were restricted. Our unsecured revolving credit facility is available to us for general corporate purposes, including future acquisitions and stock repurchases. As of January 31, 2016, there was $745 million in outstanding borrowings on this credit facility, of which $245 million was considered short term and $500 million was considered long term. See Note 5, Note 6, and Note 11 to the financial statements in Part I, Item 1 of this Quarterly Report for more information.
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

Statements of Cash Flows
The following table summarizes selected items from our statements of cash flows for the first six months of fiscal 2016 and fiscal 2015. See the financial statements in Part I, Item 1 of this Quarterly Report for complete statements of cash flows for those periods.

	Six Months Ended
(Dollars in millions)	January 31, 2016	January 31, 2015	$ Change
Net cash provided by (used in):
Operating activities	$109	$247	$(138)
Investing activities	493	(35)	528
Financing activities	(1,065)	(558)	(507)
Effect of exchange rate changes on cash	(11)	(21)	10
Total decrease in cash and cash equivalents	$(474)	$(367)	$(107)
During the first six months of fiscal 2016 we generated cash from operations, net sales of investments, borrowings under our unsecured revolving credit facility, and the issuance of common stock under employee stock plans. During the same period we used cash for the repurchase of shares of our common stock under our stock repurchase programs, the payment of cash dividends, and capital expenditures, including the purchase of certain previously leased facilities. See Note 6 to the financial statements in Part I, Item 1 of this Quarterly Report for more information on the purchase of these facilities.
During the first six months of fiscal 2015 we generated cash from operations, net sales of investments, and the issuance of common stock under employee stock plans. During the same period we used cash for the repurchase of shares of our common stock under our stock repurchase programs, the payment of cash dividends, and capital expenditures.
Stock Repurchase Programs, Treasury Shares, and Dividends on Common Stock
As described in Note 8 to the financial statements in Part I, Item 1 of this Quarterly Report, during the first six months of fiscal 2016 we continued to repurchase shares of our common stock under repurchase programs that our Board of Directors has authorized. At January 31, 2016, we had authorization from our Board of Directors to expend up to an additional $900 million for stock repurchases through May 19, 2019. We currently expect to continue repurchasing our common stock on a quarterly basis; however, future stock repurchases under the current program are at the discretion of management, and authorization of future stock repurchase programs is subject to the final determination of our Board of Directors.
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
During the first six months of fiscal 2016 we also continued to pay quarterly cash dividends on shares of our outstanding common stock. In February 2016 our Board of Directors declared a quarterly cash dividend of $0.30 per share of outstanding common stock payable on April 18, 2016 to stockholders of record at the close of business on April 11, 2016. We currently expect to continue paying comparable cash dividends on a quarterly basis; however, future declarations of dividends and the establishment of future record dates and payment dates are subject to the final determination of our Board of Directors.
Credit Facilities
On February 17, 2012 we entered into an agreement with certain institutional lenders for a $500 million unsecured revolving credit facility that was to expire on February 17, 2017. We had the option, subject to certain customary conditions, on one or more occasions increase commitments under the facility in an amount not to exceed $250 million in the aggregate. See Note 5 to the financial statements in Part I, Item 1 of this Quarterly Report for a description of the key terms of this agreement, including the covenants. We remained in compliance with those covenants at all times during the quarter ended January 31, 2016. We may use amounts borrowed under this credit facility for general corporate purposes, including future acquisitions. We monitor counterparty risk associated with the institutional lenders that are providing the credit facility. As of January 31, 2016, there was $745 million in outstanding borrowings on this credit facility.
On February 1, 2016 we entered into a credit agreement with certain institutional lenders for a new five-year credit facility in an aggregate principal amount of $1.5 billion. The credit agreement replaces our February 2012 unsecured revolving credit facility which was due to expire on February 17, 2017 and was terminated on February 1, 2016. The new credit agreement provides for a $500 million unsecured term loan and a $1 billion unsecured revolving credit facility that will expire on February 1, 2021. We may, subject to certain customary conditions, on one or more occasions increase commitments under the credit facility in an amount not to exceed $750 million in the aggregate and may extend the maturity date of the unsecured revolving credit facility up to two times. Advances under the unsecured revolving credit facility accrue interest at rates that are equal to, at our election, either Bank of America's alternate base rate plus a margin that ranges from 0.0% to 0.5% or the London Interbank Offered Rate (LIBOR) plus a margin that ranges from 0.9% to 1.5%. The unsecured term loan accrues interest at rates that are equal to, at our election, either Bank of America's alternate base rate plus a margin that ranges from 0.125% to 0.875% or LIBOR plus a margin that ranges from 1.125% to 1.875%. Actual margins under all of these elections are based on our senior debt credit ratings. The credit agreement includes customary affirmative and negative covenants, including financial covenants that require us to maintain a ratio of total debt to annual earnings before interest, taxes, depreciation and amortization (EBITDA) of not greater than 3.25 to 1.00 as of any date and a ratio of annual EBITDA to annual interest expense of not less than 3.00 to 1.00 as of the last day of each fiscal quarter. The unsecured term loan is subject to quarterly principal payments of 2.5% of the loan amount beginning in July 2017, with the balance payable on the maturity date. On February 1, 2016 we borrowed $250 million on the unsecured revolving credit facility.
Cash Held by Foreign Subsidiaries
Our cash, cash equivalents, and investments totaled $334 million at January 31, 2016. Of this amount, approximately 49% was held by our foreign subsidiaries and subject to repatriation tax considerations. These foreign funds were located primarily in Canada, India, and the United Kingdom. We intend to permanently reinvest a significant portion of our earnings from foreign operations, and we currently do not anticipate that we will need funds generated from foreign operations to fund our domestic operations. In the event that funds from foreign operations are needed to fund operations in the United States, if U.S. taxes have not been previously provided on the related earnings we would provide for and pay additional U.S. taxes at the time we change our intention with regard to the reinvestment of those earnings.

Off-Balance Sheet Arrangements
At January 31, 2016, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations
We presented our contractual obligations at July 31, 2015 in our Annual Report on Form 10-K for the fiscal year then ended. In January 2016 we completed the purchase of certain leased facilities for $262 million in cash. The lease was scheduled to expire in July 2017 and the remaining operating lease commitment was not significant. During the first six months of fiscal 2016 we also borrowed $745 million on our unsecured revolving credit facility. As of January 31, 2016, $245 million of that balance was considered short term and $500 million was considered long term. See Note 5 and Note 6 to the financial statements in Part I, Item 1 of this Quarterly Report and “Credit Facilities” above for more information. There were no other significant changes to our contractual obligations during the first six months of fiscal 2016.

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
Interest Rate Risk
Our cash equivalents and investments are subject to market risk due to changes in interest rates. Interest rate movements affect the interest income we earn on cash equivalents and investments and the fair value of those investments. If the Federal Reserve Target Rate had increased by 25 basis points from the level of January 31, 2016, the value of our investments at that date would have decreased by less than $1 million. If the Federal Reserve Target Rate had increased by 100 basis points from the level of January 31, 2016, the value of our investments at that date would have decreased by approximately $1.8 million.
We are also exposed to the impact of changes in interest rates as they affect our unsecured revolving credit facility. Advances under the credit facility accrue interest at rates that are equal to JP Morgan's alternate base rate plus a margin that ranges from 0.0% to 0.5% or the London InterBank Offered Rate (LIBOR) plus a margin that ranges from 0.9% to 1.5%, in both cases based on our senior debt credit ratings. Consequently, our interest expense fluctuates with changes in the general level of these interest rates. At January 31, 2016, $745 million was outstanding under the credit facility.
On March 12, 2007 we issued $500 million of 5.75% senior unsecured notes due on March 15, 2017. We carry the senior notes at face value less unamortized discount on our balance sheets. Since these senior notes bear interest at fixed rates, we have no financial statement risk associated with changes in interest rates. However, the fair value of this debt fluctuates when interest rates change. See Note 6 to the financial statements in Part I, Item 1 of this Quarterly Report for more information.
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
Since we translate foreign currencies (primarily Canadian dollars, Indian rupees, and British pounds) into U.S. dollars for financial reporting purposes, currency fluctuations can have an impact on our financial results. The historical impact of currency fluctuations on our financial results has generally been immaterial. We believe that our exposure to currency exchange fluctuation risk is not significant primarily because our global subsidiaries invoice customers and satisfy their financial obligations almost exclusively in their local currencies. Although the impact of currency fluctuations on our financial results has generally been immaterial in the past and we believe that for the reasons cited above currency fluctuations will not be significant in the future, the impact of currency fluctuations could be material in the future. As of January 31, 2016, we did not engage in foreign currency hedging activities.

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
If we are unable to effectively combat the increasing amount and sophistication of fraudulent activities by third parties using our offerings, we may suffer losses, which may be substantial, and lose the confidence of our customers and government agencies and our revenues and earnings may be harmed.
The online tax preparation, payroll administration and online payments industries have been experiencing an increasing amount of fraudulent activities by third parties, and those fraudulent activities are becoming increasingly sophisticated. Although we do not believe that any of this activity is uniquely targeted at our products or business, this type of fraudulent activity may adversely impact our consumer tax, payroll, and payments businesses. In addition to any losses that may result from such fraud, which may be substantial, a loss of confidence by our customers or by governmental agencies in our ability to prevent fraudulent activity that is perpetrated through our offerings may seriously harm our business and damage our brand. If we cannot adequately combat such fraudulent activity that is perpetrated through our tax offerings, state or federal tax authorities may refuse to allow us to continue to process our customers’ tax returns electronically, resulting in a significant adverse impact on our earnings and revenue. As fraudulent activities become more pervasive and increasingly sophisticated, and fraud detection and prevention measures must become correspondingly more complex to combat them across the various industries in which we operate, we may implement risk control mechanisms that could make it more difficult for legitimate customers to obtain and use our products, which could result in lost revenue and negatively impact our earnings.
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
Our acquisitions have resulted in significant expenses, including amortization and impairment of acquired technology and other acquired intangible assets, and impairment of goodwill. Total costs and expenses in these categories were approximately $15 million in the first six months of fiscal 2016, $339 million in fiscal 2015, $25 million in fiscal 2014, and $76 million in fiscal 2013. Although under current accounting rules goodwill is not amortized, we may incur impairment charges related to the goodwill already recorded and to goodwill arising out of future acquisitions. We test the impairment of goodwill annually in our fourth fiscal quarter or more frequently if indicators of impairment arise. The timing of the formal annual test may result in charges to our statement of operations in our fourth fiscal quarter that may not have been reasonably foreseen in prior periods. The total costs and expenses for fiscal 2015 and fiscal 2013 included goodwill and intangible asset impairment charges of $297 million and $46 million. At January 31, 2016, we had $1.3 billion in goodwill and $67 million in net acquired intangible assets on our balance sheet, both of which may be subject to impairment charges in the future. New acquisitions, and any impairment of the value of acquired intangible assets, may have a significant negative impact on our future financial results.
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
We have $500 million in long-term debt outstanding and have drawn $745 million on our unsecured revolving credit facility and may incur other debt in the future, which may adversely affect our financial condition and future financial results.
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
We also have a five-year unsecured revolving credit facility. As of January 31, 2016, there was $745 million in outstanding borrowings on this credit facility. We may use the proceeds of any advances against the credit facility for general corporate purposes, including future acquisitions and share repurchases.
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
Our current unsecured revolving credit facility imposes restrictions on us, including restrictions on our ability to create liens on our assets and the ability of our subsidiaries to incur indebtedness, and require us to maintain compliance with specified financial ratios. Our ability to comply with these ratios may be affected by events beyond our control. In addition, our short- and long-term debt includes covenants that may adversely affect our ability to incur certain liens or engage in certain types of sale and leaseback transactions. If we breach any of the covenants under our short- and long-term debt or our unsecured revolving credit facility and do not obtain a waiver from the lenders, then, subject to applicable cure periods, any outstanding indebtedness may be declared immediately due and payable.
In addition, changes by any rating agency to our credit rating may negatively impact the value and liquidity of both our debt and equity securities. If our credit ratings are downgraded or other negative action is taken, the interest rate payable by us under our unsecured revolving credit facility may increase. In addition, any downgrades in our credit ratings may affect our ability to obtain additional financing in the future and may affect the terms of any such financing.
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

ITEM 2
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS
Stock repurchase activity during the three months ended January 31, 2016 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans
November 1, 2015 through November 30, 2015	700,380	$98.92	700,380	$1,285,215,398
December 1, 2015 through December 31, 2015	1,204,021	$97.75	1,204,021	$1,167,521,002
January 1, 2016 through January 31, 2016	2,870,378	$93.25	2,870,378	$899,852,021
Total	4,774,779	$95.22	4,774,779
Note: All of the shares purchased as part of publicly announced plans during the three months ended January 31, 2016 were purchased under a plan we announced on May 19, 2015 under which we are authorized to repurchase up to $2 billion of our common stock from time to time over a four-year period ending on May 19, 2019. At January 31, 2016, authorization from our Board of Directors to expend up to $900 million remained available under that plan.

ITEM 6
EXHIBITS
See the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTUIT INC. (Registrant)
Date:	February 25, 2016	By:	/s/ R. NEIL WILLIAMS
R. Neil Williams
Executive Vice President and Chief Financial Officer (Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference
10.01	Agreement of Purchase and Sale and Joint Escrow Instructions by and between Intuit Inc. and Kilroy Realty, L.P.		8-K filed 11/16/15

10.02+	Intuit Inc. Non-employee Director Compensation Program, effective January 21, 2016	X

10.03
Credit Agreement by and among Intuit, the Lenders parties thereto (the “Lenders”), Bank of America, N.A. and JPMorgan Chase Bank, N.A., as co-administrative agents, U.S. Bank National Association and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as co-syndication agents for the Lenders, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities L.L.C., U.S. Bank National Association and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as joint lead arrangers and joint bookrunners dated February 1, 2016
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