Form 10-Q
period 2016-04-30
INTUIT INC
filed 2016-05-24
CIK 896878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 30, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 255,871,261 shares of Common Stock, $0.01 par value, were outstanding at May 18, 2016.

INTUIT INC.
FORM 10-Q
INDEX

Page Number
PART I FINANCIAL INFORMATION

ITEM 1: Financial Statements (Unaudited)

Condensed Consolidated Statements of Operations for the three and nine months ended April 30, 2016 and 2015	3

Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended April 30, 2016 and 2015	4

Condensed Consolidated Balance Sheets at April 30, 2016 and July 31, 2015	5

Condensed Consolidated Statements of Stockholders’ Equity for the nine months ended April 30, 2016 and 2015	6

Condensed Consolidated Statements of Cash Flows for the nine months ended April 30, 2016 and 2015	7

Notes to Condensed Consolidated Financial Statements	8

ITEM 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

ITEM 3: Quantitative and Qualitative Disclosures about Market Risk	34

ITEM 4: Controls and Procedures	35

PART II OTHER INFORMATION

ITEM 1: Legal Proceedings	36

ITEM 1A: Risk Factors	36

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds	47

ITEM 6: Exhibits	47

Signatures	48

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

PART I
ITEM 1
FINANCIAL STATEMENTS

INTUIT INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
(In millions, except per share amounts)	April 30, 2016	April 30, 2015	April 30, 2016	April 30, 2015
Net revenue:
Product	$459	$442	$994	$865
Service and other	1,845	1,693	2,946	2,631
Total net revenue	2,304	2,135	3,940	3,496
Costs and expenses:
Cost of revenue:
Cost of product revenue	30	33	99	108
Cost of service and other revenue	181	161	465	419
Amortization of acquired technology	5	8	17	22
Selling and marketing	423	413	1,023	1,008
Research and development	228	206	646	583
General and administrative	149	131	386	365
Amortization of other acquired intangible assets	3	3	6	9
Goodwill impairment charge	—	114	—	114
Total costs and expenses	1,019	1,069	2,642	2,628
Operating income from continuing operations	1,285	1,066	1,298	868
Interest expense	(10)	(7)	(26)	(21)
Interest and other income (expense), net	2	1	(7)	3
Income before income taxes	1,277	1,060	1,265	850
Income tax provision	429	404	419	335
Net income from continuing operations	848	656	846	515
Net income (loss) from discontinued operations	178	(155)	173	(164)
Net income	$1,026	$501	$1,019	$351

Basic net income per share from continuing operations	$3.30	$2.37	$3.21	$1.82
Basic net income (loss) per share from discontinued operations	0.70	(0.56)	0.65	(0.58)
Basic net income per share	$4.00	$1.81	$3.86	$1.24
Shares used in basic per share calculations	257	277	264	282

Diluted net income per share from continuing operations	$3.26	$2.33	$3.17	$1.79
Diluted net income (loss) per share from discontinued operations	0.68	(0.55)	0.64	(0.57)
Diluted net income per share	$3.94	$1.78	$3.81	$1.22
Shares used in diluted per share calculations	260	282	267	288

Cash dividends declared per common share	$0.30	$0.25	$0.90	$0.75
See accompanying notes.

INTUIT INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
(In millions)	April 30, 2016	April 30, 2015	April 30, 2016	April 30, 2015

Net income	$1,026	$501	$1,019	$351
Other comprehensive income (loss), net of income taxes:
Foreign currency translation gains (losses)	16	2	4	(18)
Total other comprehensive income (loss), net	16	2	4	(18)
Comprehensive income	$1,042	$503	$1,023	$333

See accompanying notes.

INTUIT INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions)	April 30, 2016	July 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$1,289	$808
Investments	324	889
Accounts receivable, net	214	91
Income taxes receivable	4	84
Deferred income taxes	—	231
Prepaid expenses and other current assets	108	94
Current assets of discontinued operations	—	26
Current assets before funds held for customers	1,939	2,223
Funds held for customers	372	337
Total current assets	2,311	2,560
Long-term investments	28	27
Property and equipment, net	989	682
Goodwill	1,282	1,266
Acquired intangible assets, net	57	87
Long-term deferred income taxes	165	5
Other assets	108	106
Long-term assets of discontinued operations	—	235
Total assets	$4,940	$4,968
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$500	$—
Accounts payable	270	190
Accrued compensation and related liabilities	228	283
Deferred revenue	854	691
Income taxes payable	442	7
Other current liabilities	199	143
Current liabilities of discontinued operations	—	93
Current liabilities before customer fund deposits	2,493	1,407
Customer fund deposits	372	337
Total current liabilities	2,865	1,744
Long-term debt	500	500
Long-term deferred revenue	174	152
Other long-term obligations	153	172
Long-term obligations of discontinued operations	—	68
Total liabilities	3,692	2,636
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock and additional paid-in capital	4,334	4,010
Treasury stock, at cost	(9,865)	(7,675)
Accumulated other comprehensive loss	(26)	(30)
Retained earnings	6,805	6,027
Total stockholders’ equity	1,248	2,332
Total liabilities and stockholders’ equity	$4,940	$4,968
See accompanying notes.

INTUIT INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

(In millions, except shares in thousands)	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
Balance at July 31, 2015	277,706	$4,010	$(7,675)	$(30)	$6,027	$2,332
Comprehensive income	—	—	—	4	1,019	1,023
Issuance of stock under employee stock plans	2,767	89	—	—	—	89
Stock repurchases under stock repurchase programs	(24,085)	—	(2,190)	—	—	(2,190)
Dividends and dividend rights declared ($0.90 per share)	—	—	—	—	(241)	(241)
Tax benefit from share-based compensation plans	—	30	—	—	—	30
Share-based compensation expense	—	205	—	—	—	205
Balance at April 30, 2016	256,388	$4,334	$(9,865)	$(26)	$6,805	$1,248

(In millions, except shares in thousands)	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
Balance at July 31, 2014	284,950	$3,561	$(6,430)	$(2)	$5,949	$3,078
Comprehensive income	—	—	—	(18)	351	333
Issuance of stock under employee stock plans	4,431	129	—	—	—	129
Stock repurchases under stock repurchase programs	(13,723)	—	(1,236)	—	—	(1,236)
Dividends and dividend rights declared ($0.75 per share)	—	—	—	—	(218)	(218)
Tax benefit from share-based compensation plans	—	51	—	—	—	51
Share-based compensation expense	—	184	—	—	—	184
Balance at April 30, 2015	275,658	$3,925	$(7,666)	$(20)	$6,082	$2,321

See accompanying notes.

INTUIT INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
(In millions)	April 30, 2016	April 30, 2015
Cash flows from operating activities:
Net income	$1,019	$351
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	145	115
Amortization of acquired intangible assets	30	55
Goodwill impairment charge	—	263
Share-based compensation expense	200	184
Pre-tax gain on sale of discontinued operations	(354)	—
Deferred income taxes	40	(3)
Tax benefit from share-based compensation plans	30	51
Excess tax benefit from share-based compensation plans	(30)	(51)
Other	11	(3)
Total adjustments	72	611
Changes in operating assets and liabilities:
Accounts receivable	(125)	(76)
Income taxes receivable	79	27
Prepaid expenses and other assets	(15)	18
Accounts payable	77	125
Accrued compensation and related liabilities	(69)	(29)
Deferred revenue	213	407
Income taxes payable	435	224
Other liabilities	25	64
Total changes in operating assets and liabilities	620	760
Net cash provided by operating activities	1,711	1,722
Cash flows from investing activities:
Purchases of available-for-sale debt securities	(589)	(785)
Sales of available-for-sale debt securities	990	534
Maturities of available-for-sale debt securities	160	406
Net change in money market funds and other cash equivalents held to satisfy customer fund obligations	(35)	(41)
Net change in customer fund deposits	35	41
Purchases of property and equipment	(449)	(183)
Acquisitions of businesses, net of cash acquired	—	(95)
Proceeds from divestiture of businesses	463	—
Other	3	28
Net cash provided by (used in) investing activities	578	(95)
Cash flows from financing activities:
Proceeds from borrowings under revolving credit facilities	995	—
Repayments on borrowings under revolving credit facilities	(995)	—
Proceeds from long-term debt	500	—
Net proceeds from issuance of stock under employee stock plans	89	129
Cash paid for purchases of treasury stock	(2,190)	(1,234)
Dividends and dividend rights paid	(238)	(212)
Excess tax benefit from share-based compensation plans	30	51
Other	(5)	—
Net cash used in financing activities	(1,814)	(1,266)
Effect of exchange rates on cash and cash equivalents	6	(17)
Net increase in cash and cash equivalents	481	344
Cash and cash equivalents at beginning of period	808	849
Cash and cash equivalents at end of period	$1,289	$1,193
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
As discussed in Note 4, we sold our Demandforce, QuickBase, and Quicken businesses in the third quarter of fiscal 2016. We have reclassified our statements of operations for all periods presented to reflect these businesses as discontinued operations. We have also segregated the net assets of these businesses from continuing operations on our balance sheet at July 31, 2015. Because the cash flows of these businesses were not material for any period presented, we have not segregated them on our statements of cash flows. Unless noted otherwise, discussions in these notes pertain to our continuing operations.
These unaudited condensed consolidated financial statements and accompanying notes should be read together with the audited consolidated financial statements in Item 8 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2015. Results for the nine months ended April 30, 2016 do not necessarily indicate the results we expect for the fiscal year ending July 31, 2016 or any other future period.
Seasonality
Our Consumer Tax offerings have significant seasonal patterns and revenue from those income tax preparation products and services is heavily concentrated in our third fiscal quarter ending April 30.
Significant Accounting Policies
We describe our significant accounting policies in Note 1 to the financial statements in Item 8 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2015. There have been no changes to our significant accounting policies during the first nine months of fiscal 2016.
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

	Three Months Ended		Nine Months Ended
(In millions, except per share amounts)	April 30, 2016	April 30, 2015	April 30, 2016	April 30, 2015
Numerator:
Net income from continuing operations	$848	$656	$846	$515
Net income (loss) from discontinued operations	178	(155)	173	(164)
Net income	$1,026	$501	$1,019	$351

Denominator:
Shares used in basic per share amounts:
Weighted average common shares outstanding	257	277	264	282

Shares used in diluted per share amounts:
Weighted average common shares outstanding	257	277	264	282
Dilutive common equivalent shares from stock options
and restricted stock awards	3	5	3	6
Dilutive weighted average common shares outstanding	260	282	267	288

Basic and diluted net income per share:
Basic net income per share from continuing operations	$3.30	$2.37	$3.21	$1.82
Basic net income (loss) per share from discontinued operations	0.70	(0.56)	0.65	(0.58)
Basic net income per share	$4.00	$1.81	$3.86	$1.24

Diluted net income per share from continuing operations	$3.26	$2.33	$3.17	$1.79
Diluted net income (loss) per share from discontinued operations	0.68	(0.55)	0.64	(0.57)
Diluted net income per share	$3.94	$1.78	$3.81	$1.22

Shares excluded from computation of diluted net income per share:
Weighted average stock options and restricted stock units excluded from computation due to anti-dilutive effect	2	—	2	2

Concentration of Credit Risk and Significant Customers
No customer accounted for 10% or more of total net revenue in the three or nine months ended April 30, 2016 or April 30, 2015. No customer accounted for 10% or more of gross accounts receivable at April 30, 2016 or July 31, 2015.
Recent Accounting Pronouncements
ASU 2016-09, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”
In March 2016 the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-09, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” ASU 2016-09 is designed to simplify several aspects of accounting for share-based payment award transactions, which include the income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows and forfeiture rate calculations. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, which means that it will be effective for us in the first quarter of our fiscal year beginning August 1, 2017. Early adoption is permitted. We are currently evaluating the impact of our pending adoption of ASU 2016-09 on our consolidated financial statements.
ASU 2016-02, “Leases (Topic 842)”
In February 2016 the FASB issued ASU 2016-02, “Leases (Topic 842).” ASU 2016-02 amends a number of aspects of lease accounting, including requiring lessees to recognize operating leases with a term greater than one year on their balance sheet as a right-of-use asset and corresponding lease liability, measured at the present value of the lease payments. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, which means that it will be effective for us in the first quarter of our fiscal year beginning August 1, 2019. Early adoption is permitted. This ASU is required to be adopted using a modified retrospective approach. We are currently evaluating the impact of our pending adoption of ASU 2016-02 on our consolidated financial statements.
ASU 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments”
In September 2015 the FASB issued ASU 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments.” ASU 2015-16 eliminates the requirement for an acquirer to retrospectively adjust provisional amounts recorded in a business combination to reflect new information about the facts and circumstances that existed as of the acquisition date and that, if known, would have affected measurement or recognition of amounts initially recognized. As an alternative, the amendment requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments require that the acquirer record, in the financial statements of the period in which adjustments to provisional amounts are determined, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. ASU 2015-16 is effective prospectively for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years, which means that it will be effective for us in the first quarter of our fiscal year beginning August 1, 2016. Early adoption is permitted. We are currently evaluating the impact of our pending adoption of ASU 2015-16 on our consolidated financial statements.
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

	April 30, 2016				July 31, 2015
(In millions)	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Cash equivalents, primarily money market funds	$729	$—	$—	$729	$695	$—	$—	$695
Available-for-sale debt securities:
Municipal bonds	—	175	—	175	—	506	—	506
Corporate notes	—	241	—	241	—	546	—	546
U.S. agency securities	—	83	—	83	—	12	—	12
Municipal auction rate securities	—	—	15	15	—	—	15	15
Total available-for-sale securities	—	499	15	514	—	1,064	15	1,079
Total assets measured at fair value on a recurring basis	$729	$499	$15	$1,243	$695	$1,064	$15	$1,774
Liabilities:
Senior notes (1)	$—	$520	$—	$520	$—	$531	$—	$531
______________________________

(1)	Carrying value on our balance sheets at April 30, 2016 was $500 million and at July 31, 2015 was $500 million. See Note 5, “Current Liabilities – Short-Term Debt,” for more information.
The following table summarizes our cash equivalents and available-for-sale debt securities by balance sheet classification and level in the fair value hierarchy at the dates indicated.

	April 30, 2016				July 31, 2015
(In millions)	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents:
In cash and cash equivalents	$532	$—	$—	$532	$533	$—	$—	$533
In funds held for customers	197	—	—	197	162	—	—	162
Total cash equivalents	$729	$—	$—	$729	$695	$—	$—	$695
Available-for-sale securities:
In investments	$—	$324	$—	$324	$—	$889	$—	$889
In funds held for customers	—	175	—	175	—	175	—	175
In long-term investments	—	—	15	15	—	—	15	15
Total available-for-sale securities	$—	$499	$15	$514	$—	$1,064	$15	$1,079
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

Financial liabilities whose fair values we measure using Level 2 inputs consist of senior unsecured notes. See Note 5, “Current Liabilities – Short-Term Debt,” for more information. We measure the fair value of our senior notes based on their trading prices and the interest rates we could obtain for other borrowings with similar terms.
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
There were no transfers between Level 1, Level 2, and Level 3 of the fair value hierarchy during the nine months ended April 30, 2016.

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

	April 30, 2016		July 31, 2015
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Classification on balance sheets:
Cash and cash equivalents	$1,289	$1,289	$808	$808
Investments	324	324	890	889
Funds held for customers	372	372	337	337
Long-term investments	28	28	27	27
Total cash and cash equivalents, investments, and funds held for customers	$2,013	$2,013	$2,062	$2,061

The following table summarizes our cash and cash equivalents, investments, and funds held for customers by investment category at the dates indicated.

	April 30, 2016		July 31, 2015
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Type of issue:
Total cash and cash equivalents	$1,486	$1,486	$970	$970
Available-for-sale debt securities:
Municipal bonds	175	175	507	506
Corporate notes	241	241	546	546
U.S. agency securities	83	83	12	12
Municipal auction rate securities	15	15	15	15
Total available-for-sale debt securities	514	514	1,080	1,079
Other long-term investments	13	13	12	12
Total cash and cash equivalents, investments, and funds held for customers	$2,013	$2,013	$2,062	$2,061
We use the specific identification method to compute gains and losses on investments. We include realized gains and losses on our available-for-sale debt securities in interest and other income or expense, net in our statements of operations. Gross realized gains and losses on our available-for-sale debt securities for the three and nine months ended April 30, 2016 and April 30, 2015 were not significant.
We accumulate unrealized gains and losses on our available-for-sale debt securities, net of tax, in accumulated other comprehensive income or loss in the stockholders’ equity section of our balance sheets. Gross unrealized gains and losses on our available-for-sale debt securities at April 30, 2016 and July 31, 2015 were not significant.
We periodically review our investment portfolios to determine if any investment is other-than-temporarily impaired due to changes in credit risk or other potential valuation concerns. We believe that the investments we held at April 30, 2016 were not other-than-temporarily impaired. Unrealized losses on available-for-sale debt securities at April 30, 2016 were not significant and were due to changes in interest rates, including market credit spreads, and not due to increased credit risks associated with specific securities. We do not intend to sell these investments. In addition, it is more likely than not that we will not be required to sell them before recovery at par, which may be at maturity.
The following table summarizes our available-for-sale debt securities classified by the stated maturity date of the security at the dates indicated.

	April 30, 2016		July 31, 2015
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$189	$189	$434	$435
Due within two years	125	125	443	442
Due within three years	75	75	156	156
Due after three years	125	125	47	46
Total available-for-sale debt securities	$514	$514	$1,080	$1,079
Available-for-sale debt securities due after three years in the table above include our municipal auction rate securities. See Note 2, “Fair Value Measurements,” for more information. All of the remaining securities in that category had interest reset dates or mandatory call dates within three years of the dates indicated in the table.

4.	Discontinued Operations
On February 1, 2016 we completed the sale of our Demandforce business. On April 1, 2016 we completed the sales of our QuickBase and Quicken businesses. We received $463 million in cash and recorded a $354 million pre-tax gain on the disposal of these three businesses. The pre-tax gain was partially offset by a related income tax provision of $178 million, resulting in a net gain on disposal of $176 million in the third quarter of fiscal 2016.
We classified our Demandforce, QuickBase, and Quicken businesses as discontinued operations and have therefore segregated their operating results from continuing operations in our statements of operations for all periods presented. We have also segregated the net assets of these businesses from continuing operations on our balance sheet at July 31, 2015. Because the cash flows of these businesses were not material for any period presented, we have not segregated them on our statements of cash flows. Demandforce and QuickBase were part of our Small Business segment and Quicken was part of our former Consumer segment.
Net revenue from discontinued operations, income (loss) from discontinued operations before income taxes, and the components of net income (loss) from discontinued operations were as follows for the periods indicated:

	Three Months Ended		Nine Months Ended
(In millions)	April 30, 2016	April 30, 2015	April 30, 2016	April 30, 2015
Net revenue from discontinued operations:
Demandforce	$—	$28	$49	$89
QuickBase	14	18	54	52
Quicken	8	13	34	38
Total net revenue from discontinued operations	$22	$59	$137	$179

Income (loss) from discontinued operations before income taxes:
Demandforce	$—	$(18)	$(10)	$(46)
QuickBase	4	3	10	10
Quicken	(1)	(146)	(2)	(139)
Total income (loss) from discontinued operations before income taxes	$3	$(161)	$(2)	$(175)

Net income (loss) from discontinued operations:
Net loss from Demandforce operations	$—	$(9)	$(6)	$(28)
Net income from QuickBase operations	2	1	6	6
Net loss from Quicken operations	—	(147)	—	(142)
Net gain on disposal of Demandforce, QuickBase, and Quicken	176	—	173	—
Total net income (loss) from discontinued operations	$178	$(155)	$173	$(164)

5.	Current Liabilities
Short-Term Debt
On March 12, 2007 we issued $500 million of 5.75% senior unsecured notes due on March 15, 2017. We carried these notes at face value less the unamortized discount on our balance sheets at April 30, 2016 and July 31, 2015. Because their contractual maturities are now within one year, we transferred the notes from long-term liabilities to current liabilities during the third quarter of fiscal 2016. The notes are redeemable by Intuit at any time, subject to a make-whole premium, and include covenants that limit our ability to grant liens on our facilities and to enter into sale and leaseback transactions, subject to significant allowances. We remained in compliance with these covenants at all times during the quarter ended April 30, 2016. Interest on the notes is payable semi-annually on March 15 and September 15. We paid $29 million in cash for interest on the notes during the nine months ended April 30, 2016 and $29 million in cash for interest on the notes during the nine months ended April 30, 2015.

Unsecured Revolving Credit Facilities
On February 17, 2012 we entered into an agreement with certain institutional lenders for an unsecured revolving credit facility that was due to expire on February 17, 2017. On February 1, 2016 the $745 million outstanding balance was paid in full and the credit facility was terminated.
On February 1, 2016 we entered into a master credit agreement with certain institutional lenders for a new five-year credit facility in an aggregate principal amount of $1.5 billion. The master credit agreement includes a $500 million unsecured term loan and a $1 billion unsecured revolving credit facility that will expire on February 1, 2021. See Note 6, “Long-Term Obligations and Commitments – Long-Term Debt,” for more information regarding the term loan. Under the new master credit agreement we may, subject to certain customary conditions, on one or more occasions increase commitments under the revolving credit facility in an amount not to exceed $250 million in the aggregate and may extend the maturity date up to two times. Advances under the revolving credit facility accrue interest at rates that are equal to, at our election, either Bank of America's alternate base rate plus a margin that ranges from 0.0% to 0.5% or the London Interbank Offered Rate (LIBOR) plus a margin that ranges from 0.9% to 1.5%. Actual margins under either election will be based on our senior debt credit ratings. The master credit agreement includes customary affirmative and negative covenants, including financial covenants that require us to maintain a ratio of total debt to annual earnings before interest, taxes, depreciation and amortization (EBITDA) of not greater than 3.25 to 1.00 as of any date and a ratio of annual EBITDA to annual interest expense of not less than 3.00 to 1.00 as of the last day of each fiscal quarter. We remained in compliance with these covenants at all times during the quarter ended April 30, 2016. During the third quarter of fiscal 2016 we borrowed and repaid $250 million under this revolving credit facility and at April 30, 2016 no amounts were outstanding.
Other Current Liabilities
Other current liabilities were as follows at the dates indicated:

(In millions)	April 30, 2016	July 31, 2015
Reserve for product returns	$32	$12
Reserve for rebates	26	12
Current portion of license fee payable	10	10
Current portion of deferred rent	7	8
Interest payable	4	10
Executive deferred compensation plan liabilities	67	63
Other	53	28
Total other current liabilities	$199	$143
The balances of several of our other current liabilities, particularly our reserves for product returns and rebates, are affected by the seasonality of our business. See Note 1, “Description of Business and Summary of Significant Accounting Policies – Seasonality,” for more information.

6.	Long-Term Obligations and Commitments
Long-Term Debt
On February 1, 2016 we entered into a master credit agreement with certain institutional lenders for a new five-year credit facility in an aggregate principal amount of $1.5 billion. The master credit agreement includes a $500 million unsecured term loan and a $1 billion unsecured revolving credit facility that will expire on February 1, 2021. See Note 5, “Current Liabilities – Unsecured Revolving Credit Facilities,” for more information regarding the revolving credit facility. Under the master credit agreement we may, subject to certain customary conditions, on one or more occasions increase commitments under the term loan in an amount not to exceed $500 million in the aggregate. The term loan accrues interest at rates that are equal to, at our election, either Bank of America's alternate base rate plus a margin that ranges from 0.125% to 0.875% or LIBOR plus a margin that ranges from 1.125% to 1.875%. Actual margins under either election will be based on our senior debt credit ratings. The master credit agreement includes customary affirmative and negative covenants. See Note 5, “Current Liabilities – Unsecured Revolving Credit Facilities,” for more information. The term loan is subject to quarterly principal payments of 2.5% of the loan amount beginning in July 2017, with the balance payable on February 1, 2021. At April 30, 2016, $500 million was outstanding under the term loan. Interest on the term loan is payable monthly. We paid $1 million in cash for interest on the term loan during the three months ended April 30, 2016.

Other Long-Term Obligations
Other long-term obligations were as follows at the dates indicated:

(In millions)	April 30, 2016	July 31, 2015
Total deferred rent	$57	$49
Total license fee payable	36	34
Long-term income tax liabilities	51	45
Long-term deferred income tax liabilities	5	50
Other	22	13
Total long-term obligations	171	191
Less current portion (included in other current liabilities)	(18)	(19)
Long-term obligations due after one year	$153	$172
Operating Lease Commitments
We describe our operating lease commitments in Note 9 to the financial statements in Item 8 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2015. In January 2016 we completed the purchase of certain leased facilities for $262 million in cash. The lease on these facilities was scheduled to expire in July 2017 and the remaining operating lease commitment was not significant. There were no other significant changes in our operating lease commitments during the first nine months of fiscal 2016.

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
Our effective tax rates for the three and nine months ended April 30, 2016 were approximately 34% and 33% and did not differ significantly from the federal statutory rate of 35%. The tax benefit we received from the domestic production activities deduction and the federal research and experimentation credit were partially offset by the tax expense related to share-based compensation, state income taxes, and the effects of losses in certain jurisdictions where we do not recognize a tax benefit in both periods.
Our effective tax rates for the three and nine months ended April 30, 2015 were approximately 38% and 39%. Excluding discrete tax items primarily related to the goodwill impairment and the reinstatement of the federal research and experimentation credit, as well as including the effects of losses in certain jurisdictions where we do not recognize a tax benefit, our effective tax rate for those periods was approximately 36% and did not differ significantly from the federal statutory rate of 35%. Tax expense related to share-based compensation, state income taxes, and the effects of losses in certain jurisdictions where we do not recognize a tax benefit were partially offset by the benefit we received from the domestic production activities deduction and the federal research and experimentation credit in both periods.
Unrecognized Tax Benefits and Other Considerations
The total amount of our unrecognized tax benefits at July 31, 2015 was $56 million. Net of related deferred tax assets, unrecognized tax benefits were $37 million at that date. If we were to recognize these net benefits, our income tax expense would reflect a favorable net impact of $37 million. There were no material changes to these amounts during the nine months ended April 30, 2016. We do not believe that it is reasonably possible that there will be a significant increase or decrease in our unrecognized tax benefits over the next 12 months.

8.	Stockholders’ Equity
Stock Repurchase Programs and Treasury Shares
Intuit’s Board of Directors has authorized a series of common stock repurchase programs. Shares of common stock repurchased under these programs become treasury shares. We repurchased 24.1 million shares for $2.2 billion under these programs during the nine months ended April 30, 2016. We repurchased 13.7 million shares for $1.2 billion under these programs during the nine months ended April 30, 2015. At April 30, 2016, we had authorization from our Board of Directors to expend up to an additional $435 million for stock repurchases through May 19, 2019. Future stock repurchases under the current program are at the discretion of management, and authorization of future stock repurchase programs is subject to the final determination of our Board of Directors.
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
Dividends on Common Stock
During the nine months ended April 30, 2016 we declared and paid quarterly cash dividends that totaled $0.90 per share of outstanding common stock or $241 million. In May 2016 our Board of Directors declared a quarterly cash dividend of $0.30 per share of outstanding common stock payable on July 18, 2016 to stockholders of record at the close of business on July 12, 2016. Future declarations of dividends and the establishment of future record dates and payment dates are subject to the final determination of our Board of Directors.
Share-Based Compensation Expense
The following table summarizes the total share-based compensation expense that we recorded in operating income from continuing operations for the periods shown.

	Three Months Ended		Nine Months Ended
(In millions, except per share amounts)	April 30, 2016	April 30, 2015	April 30, 2016	April 30, 2015
Cost of revenue	$2	$2	$6	$4
Selling and marketing	18	17	55	50
Research and development	21	19	63	56
General and administrative	24	21	73	62
Total share-based compensation expense	65	59	197	172
Income tax benefit	(20)	(18)	(60)	(54)
Decrease in net income from continuing operations	$45	$41	$137	$118
Decrease in net income per share:
Basic	$0.18	$0.15	$0.52	$0.42
Diluted	$0.17	$0.15	$0.51	$0.41
We capitalized $5 million in share-based compensation related to internal use software projects during the nine months ended April 30, 2016. The table above also excludes share-based compensation expense for our discontinued operations, which totaled $3 million during the nine months ended April 30, 2016 and $12 million during the nine months ended April 30, 2015.

Because we have not reclassified our statements of cash flows to segregate discontinued operations, these amounts are included in share-based compensation expense on our statements of cash flows for those periods.
Share-Based Awards Available for Grant
A summary of share-based awards available for grant under our 2005 Equity Incentive Plan for the nine months ended April 30, 2016 was as follows:

(Shares in thousands)	Shares Available for Grant
Balance at July 31, 2015	17,183
Options granted	(9)
Restricted stock units granted (1)	(1,219)
Share-based awards canceled/forfeited/expired (1)(2)	3,544
Balance at April 30, 2016	19,499
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

Stock Option Activity and Related Share-Based Compensation Expense
A summary of stock option activity for the nine months ended April 30, 2016 was as follows:

	Options Outstanding
(Shares in thousands)	Number of Shares	Weighted Average Exercise Price Per Share
Balance at July 31, 2015	8,713	$69.13
Granted	9	94.88
Exercised	(1,567)	45.72
Canceled or expired	(328)	75.18
Balance at April 30, 2016	6,827	$74.24

Exercisable at April 30, 2016	3,802	$58.37
At April 30, 2016, there was approximately $41 million of unrecognized compensation cost related to non-vested stock options that we expect to recognize as expense in the future. We will adjust unrecognized compensation cost for future changes in estimated forfeitures. We expect to recognize that cost over a weighted average vesting period of 1.9 years.

Restricted Stock Unit Activity and Related Share-Based Compensation Expense
A summary of restricted stock unit activity for the nine months ended April 30, 2016 was as follows:

	Restricted Stock Units
(Shares in thousands)	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at July 31, 2015	8,916	$76.64
Granted	530	96.36
Vested	(910)	71.74
Forfeited	(1,463)	72.77
Nonvested at April 30, 2016	7,073	$79.55
At April 30, 2016, there was approximately $290 million of unrecognized compensation cost related to non-vested RSUs that we expect to recognize as expense in the future. We will adjust unrecognized compensation cost for future changes in estimated forfeitures. We expect to recognize that cost over a weighted average vesting period of 1.8 years.

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

	Three Months Ended		Nine Months Ended
(In millions)	April 30, 2016	April 30, 2015	April 30, 2016	April 30, 2015
Net revenue:
Small Business segment	$580	$516	$1,690	$1,560
Consumer Tax segment	1,598	1,489	1,930	1,759
Professional Tax segment	126	130	320	177
Total net revenue	$2,304	$2,135	$3,940	$3,496

Operating income from continuing operations:
Small Business segment	$217	$166	$627	$524
Consumer Tax segment	1,293	1,188	1,327	1,178
Professional Tax segment	86	83	199	43
Total segment operating income	1,596	1,437	2,153	1,745
Unallocated corporate items:
Share-based compensation expense	(65)	(59)	(197)	(172)
Other common expenses	(238)	(187)	(635)	(560)
Amortization of acquired technology	(5)	(8)	(17)	(22)
Amortization of other acquired intangible assets	(3)	(3)	(6)	(9)
Goodwill impairment charge	—	(114)	—	(114)
Total unallocated corporate items	(311)	(371)	(855)	(877)
Total operating income from continuing operations	$1,285	$1,066	$1,298	$868

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
You should read this MD&A in conjunction with the financial statements and related notes in Part I, Item 1 of this Quarterly Report and our Annual Report on Form 10-K for the fiscal year ended July 31, 2015. In the third quarter of fiscal 2016 we completed the sales of our Demandforce, QuickBase, and Quicken businesses. We have reclassified our statements of operations for all periods presented to reflect these businesses as discontinued operations. We have also segregated the net assets of these businesses from continuing operations on our balance sheet at July 31, 2015. Because the cash flows of these discontinued operations were not material for any period presented, we have not segregated them on our statements of cash flows. See “Results of Operations – Discontinued Operations” later in this Item 2 for more information. Unless otherwise noted, the following discussion pertains only to our continuing operations.

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
Beginning in early calendar year 2015, state taxing authorities, the IRS, and the tax preparation industry experienced an increase in attempts by criminals using stolen identity information to file fraudulent tax returns and claim refunds at the federal level and expanding into the state level. We implemented additional security measures in our products and began working with state governments to share information regarding suspicious filings while continuing to share such information with the federal government. We continue to invest in security and to work with the broader industry and government to protect our customers against this type of fraud.
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
Total net revenue for the first nine months of fiscal 2016 was $3.9 billion, an increase of 13% compared with the same period of fiscal 2015. Revenue in our Consumer Tax segment grew 10% in the first nine months of fiscal 2016 compared with the same period a year ago due to 15% growth in TurboTax Online federal units. Total net revenue growth was also affected by the changes that we made to our desktop software offerings in fiscal 2015. In fiscal 2015 we began delivering ongoing enhancements and certain connected services for our Professional Tax desktop software products and we plan to continue to provide them for all future versions of those products. Due to these changes, we recognize revenue for these offerings as services are provided through the end of each calendar year. Prior to these changes, we recognized a substantial portion of the revenue for these offerings during our third fiscal quarters ended April 30. As a result, revenue in our Professional Tax segment increased 81% to $320 million in the first nine months of fiscal 2016 compared with the same period of fiscal 2015. Starting with the release of QuickBooks 2015 in the first quarter of fiscal 2015, and for all subsequent versions, we began delivering ongoing enhancements and certain connected services for our QuickBooks desktop software products. We plan to continue to provide ongoing enhancements and certain connected services for all future versions of these products. As a result of these changes, we recognize revenue for these QuickBooks desktop software products as services are provided over approximately three years. Revenue in our Small Business segment grew 8% in the first nine months of fiscal 2016 compared with the same period of fiscal 2015 due to growth in QuickBooks Online and online payroll services and the impact of the changes to our QuickBooks desktop software products.
Operating income from continuing operations for the first nine months of fiscal 2016 increased 50% compared with the same period of fiscal 2015 primarily due to the increase in revenue described above. Higher revenue was partially offset by higher costs and expenses, including higher spending for staffing, advertising and other marketing programs, and share-based compensation. We also recorded a $114 million charge to operating expense for the impairment of goodwill in our Consumer Ecosystem reporting unit in the third quarter of fiscal 2015.
Net income from continuing operations for the first nine months of fiscal 2016 increased 64% compared with the same period of fiscal 2015 due to the increase in operating income and a lower effective tax rate in the fiscal 2016 period. Diluted net income per share from continuing operations for the first nine months of fiscal 2016 increased 77% to $3.17 as a result of the increase in net income and the decline in weighted average diluted common shares compared with the same period of fiscal 2015.
We ended the first nine months of fiscal 2016 with cash, cash equivalents and investments totaling $1.6 billion. During the first nine months of fiscal 2016 we generated cash from operations, net sales of investments, net borrowings under our revolving credit facilities, proceeds from our term loan, the sales of our Demandforce, QuickBase, and Quicken businesses, and the issuance of common stock under employee stock plans. During the same period we used cash for the repurchase of shares of our common stock under our stock repurchase programs, the payment of cash dividends, and capital expenditures, including the purchase of certain previously leased facilities. At April 30, 2016, we had authorization from our Board of Directors to expend up to an additional $435 million for stock repurchases through May 19, 2019.

Critical Accounting Policies and Estimates
In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant impact on our net revenue, operating income or loss, and net income or loss, as well as on the value of certain assets and liabilities on our balance sheet. We believe that the estimates, assumptions and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2015 have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. We believe that there were no significant changes in those critical accounting policies and estimates during the first nine months of fiscal 2016. Senior management has reviewed the development and selection of our critical accounting policies and estimates and their disclosure in this Quarterly Report on Form 10-Q with the Audit and Risk Committee of our Board of Directors.

Results of Operations
Financial Overview

(Dollars in millions, except per share amounts)	Q3 FY16	Q3 FY15	$ Change	% Change	YTD Q3 FY16	YTD Q3 FY15	$ Change	% Change
Total net revenue	$2,304	$2,135	$169	8%	$3,940	$3,496	$444	13%
Operating income from continuing operations	1,285	1,066	219	21%	1,298	868	430	50%
Net income from continuing operations	848	656	192	29%	846	515	331	64%
Diluted net income per share from continuing operations	$3.26	$2.33	$0.93	40%	$3.17	$1.79	$1.38	77%
Current Fiscal Quarter
Total net revenue for the third quarter of fiscal 2016 increased $169 million or 8% compared with the same quarter of fiscal 2015. Revenue in our Consumer Tax segment increased 7% in the third quarter of fiscal 2016 due to growth in TurboTax Online federal units. Total net revenue growth was also affected by the changes to our desktop software offerings described in “Executive Overview – Overview of Financial Results” above. Revenue in our Professional Tax segment decreased 3% in the third quarter of fiscal 2016 compared with the same quarter of fiscal 2015. Revenue in our Small Business segment grew 12% in the third quarter of fiscal 2016 due to growth in QuickBooks Online and online payroll services and the impact of the changes to our QuickBooks desktop software products. See “Segment Results” later in this Item 2 for more information about the results for all of our reportable segments.
Operating income from continuing operations for the third quarter of fiscal 2016 increased 21% compared with the same quarter of fiscal 2015 primarily due to the increase in revenue described above. Higher revenue was partially offset by higher costs and expenses, including higher spending for advertising and other marketing programs and share-based compensation. We also recorded a $114 million charge to operating expense for the impairment of goodwill in our Consumer Ecosystem reporting unit in the third quarter of fiscal 2015. See “Operating Expenses” later in this Item 2 for more information.
Net income from continuing operations for the third quarter of fiscal 2016 increased 29% compared with the same quarter of fiscal 2015 due to the increase in operating income and a lower effective tax rate in the fiscal 2016 period. Diluted net income per share from continuing operations for the third quarter of fiscal 2016 increased 40% to $3.26 as a result of the increase in net income and the decline in weighted average diluted common shares compared with the same quarter of fiscal 2015.
Fiscal Year to Date
Total net revenue for the first nine months of fiscal 2016 increased $444 million or 13% compared with the same period of fiscal 2015. Revenue in our Consumer Tax segment grew 10% in the first nine months of fiscal 2016 compared with the same period a year ago due to 15% growth in TurboTax Online federal units. Total net revenue growth was also affected by the changes to our desktop software offerings described in “Executive Overview – Overview of Financial Results” above. In fiscal 2015 we began delivering ongoing enhancements and certain connected services for our Professional Tax desktop software products and we plan to continue to provide them for all future versions of those products. Due to these changes, we recognize revenue for these offerings as services are provided through the end of each calendar year. Prior to these changes, we recognized a substantial portion of the revenue for these offerings during our third fiscal quarters ended April 30. As a result, revenue in our Professional Tax segment increased 81% to $320 million in the first nine months of fiscal 2016. Revenue in our Small Business segment grew 8% in the first nine months of fiscal 2016 due to growth in QuickBooks Online and online payroll services and the impact of the changes to our QuickBooks desktop software products. See “Segment Results” later in this Item 2 for more information about the results for all of our reportable segments.
Operating income from continuing operations for the first nine months of fiscal 2016 increased 50% compared with the same period of fiscal 2015 primarily due to the increase in revenue described above. Higher revenue was partially offset by higher costs and expenses, including higher spending for staffing, advertising and other marketing programs, and share-based compensation. We also recorded a $114 million charge to operating expense for the impairment of goodwill in our Consumer Ecosystem reporting unit in the third quarter of fiscal 2015. See “Operating Expenses” later in this Item 2 for more information.
Net income from continuing operations for the first nine months of fiscal 2016 increased 64% compared with the same period of fiscal 2015 due to the increase in operating income and a lower effective tax rate in the fiscal 2016 period. Diluted net income per share from continuing operations for the first nine months of fiscal 2016 increased 77% to $3.17 as a result of the increase in net income and the decline in weighted average diluted common shares compared with the same quarter of fiscal 2015.
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
Segment operating income or loss is segment net revenue less segment cost of revenue and operating expenses. See “Executive Overview – Industry Trends and Seasonality” earlier in this Item 2 for a description of the seasonality of our business. Segment expenses do not include certain costs, such as corporate selling and marketing, product development, and general and administrative expenses and share-based compensation expenses, which are not allocated to specific segments. These unallocated costs totaled $832 million in the first nine months of fiscal 2016 and $732 million in the first nine months of fiscal 2015. Unallocated costs increased in the fiscal 2016 period due to increases in corporate product development and selling and marketing expenses in support of the growth of our businesses and to higher share-based compensation expenses. Segment expenses also do not include amortization of acquired technology, amortization of other acquired intangible assets, and goodwill and intangible asset impairment charges. See Note 10 to the financial statements in Part I, Item 1 of this Quarterly Report for reconciliations of total segment operating income or loss to consolidated operating income or loss for each fiscal period presented.
We calculate revenue growth rates and segment operating margin figures using dollars in thousands. Those results may vary slightly from figures calculated using the dollars in millions presented below.
Small Business

(Dollars in millions)	Q3 FY16	Q3 FY15	% Change	YTD Q3 FY16	YTD Q3 FY15	% Change
Product revenue	$172	$162	6%	$516	$529	(2)%
Service and other revenue	408	354	15%	1,174	1,031	14%
Total segment revenue	$580	$516	12%	$1,690	$1,560	8%
% of total revenue	25%	24%		43%	45%

Segment operating income	$217	$166	31%	$627	$524	20%
% of related revenue	38%	32%		37%	34%
Product revenue in our Small Business segment is derived primarily from QuickBooks desktop software products, including QuickBooks Pro, QuickBooks Premier, QuickBooks Accountant, and QuickBooks Enterprise Solutions; QuickBooks Basic Payroll and QuickBooks Enhanced Payroll; QuickBooks Point of Sale solutions; ProAdvisor Program subscriptions for the accounting professionals who serve small businesses; and financial supplies. Service and other revenue in our Small Business segment is derived primarily from QuickBooks Online, our hosted financial and business management offerings; QuickBooks Pro Plus, QuickBooks Premier Plus, and QuickBooks Accountant Plus, our subscription offerings; QuickBooks technical support plans; small business payroll services, including QuickBooks Online Payroll, Intuit Online Payroll, QuickBooks Assisted Payroll, and Intuit Full Service Payroll; and payment processing services for small businesses.
Small Business segment total net revenue increased $64 million or 12% in the third quarter of fiscal 2016 compared with the same quarter of fiscal 2015. Small Business segment revenue growth was affected by the changes to our QuickBooks desktop offerings described in “Executive Overview – Overview of Financial Results” above. Small Business Online Ecosystem revenue grew 24%, driven by customer acquisition. QuickBooks Online subscribers grew 45% and online payroll customers grew 17%. Active online payments customers grew 6% and online payments charge volume grew 18%. In our Small Business Desktop Ecosystem revenue increased 8%. QuickBooks desktop revenue increased due to the impact of the changes to our QuickBooks desktop offerings. QuickBooks Enterprise Solutions revenue grew 39%. Desktop payments revenue decreased 7% during the third quarter of fiscal 2016 as we focused resources on core offerings for QuickBooks merchants and deemphasized certain non-QuickBooks payments offerings.
Small Business segment total net revenue increased $130 million or 8% in the first nine months of fiscal 2016 compared with the same period of fiscal 2015. Small Business segment revenue growth was affected by the changes to our QuickBooks desktop offerings described in “Executive Overview – Overview of Financial Results” above. Small Business Online Ecosystem revenue grew 24%, driven by customer acquisition. QuickBooks Online subscribers grew 45% and online payroll customers grew 17%. Active online payments customers grew 6% and online payments charge volume grew 16%. In our Small Business Desktop Ecosystem revenue increased 3%. QuickBooks desktop revenue increased due to the impact of the changes to our QuickBooks desktop offerings. QuickBooks Enterprise Solutions revenue grew 31%. Desktop payments revenue decreased 10% during the first nine months of fiscal 2016 as we focused resources on core offerings for QuickBooks merchants and deemphasized certain non-QuickBooks payments offerings.
Although total Small Business segment revenue continues to increase, we expect a continued decline in product revenue and an increase in service revenue. This is a result of price decreases associated with our QuickBooks desktop offerings, growth in QuickBooks Online revenue, and the continued transition of QuickBooks Enterprise Solutions from a perpetual license model, which is classified as product revenue, to a subscription offering that is classified as service revenue.
Small Business segment operating income as a percentage of related revenue increased in the third quarter and first nine months of fiscal 2016 compared with the same periods of fiscal 2015. These increases were due to the higher revenue described above partially offset by higher expenses for outside services and advertising and other marketing programs.
Consumer Tax

(Dollars in millions)	Q3 FY16	Q3 FY15	% Change	YTD Q3 FY16	YTD Q3 FY15	% Change
Product revenue	$195	$186	4%	$218	$203	7%
Service and other revenue	1,403	1,303	8%	1,712	1,556	10%
Total segment revenue	$1,598	$1,489	7%	$1,930	$1,759	10%
% of total revenue	69%	70%		49%	50%

Segment operating income	$1,293	$1,188	9%	$1,327	$1,178	13%
% of related revenue	81%	80%		69%	67%
Consumer Tax segment product revenue is derived primarily from TurboTax desktop tax return preparation software. Consumer Tax segment service and other revenue is derived primarily from TurboTax Online tax return preparation services and electronic tax filing services.
Consumer Tax segment total revenue increased 10% in the first nine months of fiscal 2016 compared with the same period of fiscal 2015 due to 15% growth in TurboTax Online federal units. Online federal units represented approximately 84% of total TurboTax federal units for the 2015 tax season, up from approximately 82% for the comparable portion of the 2014 tax season.
Consumer segment operating income as a percentage of related revenue increased in the first nine months of fiscal 2016 compared with the same period of fiscal 2015 due to the higher revenue described above partially offset by higher expenses for staffing and advertising and other marketing programs.

Professional Tax

(Dollars in millions)	Q3 FY16	Q3 FY15	% Change	YTD Q3 FY16	YTD Q3 FY15	% Change
Product revenue	$92	$94	(2)%	$260	$133	95%
Service and other revenue	34	36	(5)%	60	44	38%
Total segment revenue	$126	$130	(3)%	$320	$177	81%
% of total revenue	6%	6%		8%	5%

Segment operating income	$86	$83	3%	$199	$43	366%
% of related revenue	68%	64%		62%	24%
Professional Tax segment product revenue is derived primarily from Lacerte, ProSeries, and ProFile desktop tax preparation software products. Professional Tax segment service and other revenue is derived primarily from Intuit Tax Online tax return preparation, bank products, and related services that complement the tax return preparation process.
Professional Tax total net revenue decreased 3% in the third quarter of fiscal 2016 and increased 81% in the first nine months of fiscal 2016 compared with the same periods of fiscal 2015 because of the changes to our desktop software offerings described in “Executive Overview – Overview of Financial Results” above. In fiscal 2015 we began delivering ongoing enhancements and certain connected services for our Professional Tax desktop software products and we plan to continue to provide them for all future versions of those products. As a result of these changes, we recognize revenue for these offerings as services are provided through the end of each calendar year. Prior to these changes, we recognized a substantial portion of the revenue for these offerings during our third fiscal quarters ended April 30.
Professional Tax segment operating income as a percentage of related revenue increased in the first nine months of fiscal 2016 compared with the same period of fiscal 2015 due to the revenue increase described above and relatively stable spending during the fiscal 2016 period.
Cost of Revenue

(Dollars in millions)	Q3 FY16	% of Related Revenue	Q3 FY15	% of Related Revenue	YTD Q3 FY16	% of Related Revenue	YTD Q3 FY15	% of Related Revenue
Cost of product revenue	$30	7%	$33	7%	$99	10%	$108	12%
Cost of service and other revenue	181	10%	161	10%	465	16%	419	16%
Amortization of acquired technology	5	n/a	8	n/a	17	n/a	22	n/a
Total cost of revenue	$216	9%	$202	9%	$581	15%	$549	16%
Cost of product revenue as a percentage of product revenue decreased in the first nine months of fiscal 2016 compared with the same period of fiscal 2015 due to the changes to our Professional Tax and QuickBooks desktop software products described in “Executive Overview – Overview of Financial Results” earlier in this Item 2. We expense costs of product revenue as they are incurred for delivered software and we do not defer any of these costs when product revenue is deferred.

Operating Expenses

(Dollars in millions)	Q3 FY16	% of Total Net Revenue	Q3 FY15	% of Total Net Revenue	YTD Q3 FY16	% of Total Net Revenue	YTD Q3 FY15	% of Total Net Revenue
Selling and marketing	$423	18%	$413	19%	$1,023	26%	$1,008	29%
Research and development	228	10%	206	10%	646	16%	583	17%
General and administrative	149	7%	131	7%	386	10%	365	10%
Amortization of other acquired intangible assets	3	—%	3	—%	6	—%	9	—%
Goodwill impairment charge	—	—%	114	5%	—	—%	114	3%
Total operating expenses	$803	35%	$867	41%	$2,061	52%	$2,079	59%
Current Fiscal Quarter
Total operating expenses as a percentage of total net revenue decreased to 35% in the third quarter of fiscal 2016 from 41% in the same quarter of fiscal 2015. Total net revenue for the third quarter of fiscal 2016 increased $169 million or 8% and total operating expenses for that quarter decreased $64 million. Total net revenue growth was affected by the changes to our desktop software offerings described in “Executive Overview – Overview of Financial Results” earlier in this Item 2. Operating expenses increased about $19 million for advertising and other marketing programs and about $6 million for share-based compensation expenses. Share-based compensation expenses were higher in the fiscal 2016 quarter due to our assumption of certain equity awards in connection with business combinations. Share-based compensation expenses have also been increasing over time because the market price of our common stock has generally been increasing. In the third quarter of fiscal 2015 general and administrative expenses were partially offset by a $30 million pre-tax net gain on the sale of certain assets related to our Payments business. We also recorded a $114 million charge to operating expense for the impairment of goodwill in our Consumer Ecosystem reporting unit in the third quarter of fiscal 2015.
Fiscal Year to Date
Total operating expenses as a percentage of total net revenue decreased to 52% in the first nine months of fiscal 2016 from 59% in the same period of fiscal 2015. Total net revenue for the first nine months of fiscal 2016 increased $444 million or 13% and total operating expenses for that period decreased $18 million. Total net revenue growth was affected by the changes to our desktop software offerings described in “Executive Overview – Overview of Financial Results” earlier in this Item 2. Operating expenses increased about $17 million for higher staffing expenses, about $26 million for advertising and other marketing programs, and about $23 million for share-based compensation expenses. Share-based compensation expenses increased due to our assumption of certain equity awards in connection with business combinations. Share-based compensation expenses have also been increasing over time because the market price of our common stock has generally been increasing. In the first nine months of fiscal 2015 general and administrative expenses were partially offset by a $30 million pre-tax net gain on the sale of certain assets related to our Payments business. We also recorded a $114 million charge to operating expense for the impairment of goodwill in our Consumer Ecosystem reporting unit in the third quarter of fiscal 2015.
Non-Operating Income and Expenses
Interest Expense
Interest expense of $26 million for the first nine months of fiscal 2016 consisted primarily of interest on our senior notes, unsecured term loan, and unsecured revolving credit facilities. Interest expense of $21 million for the first nine months of fiscal 2015 consisted primarily of interest on our senior notes. See Note 5 and Note 6 to the financial statements in Part I, Item 1 of this Quarterly Report for more information.

Interest and Other Income (Expense), Net

	Three Months Ended		Nine Months Ended
(In millions)	April 30, 2016	April 30, 2015	April 30, 2016	April 30, 2015
Interest income	$1	$2	$1	$6
Net gain (loss) on executive deferred compensation plan assets	4	2	(2)	3
Other	(3)	(3)	(6)	(6)
Total interest and other income (expense), net	$2	$1	$(7)	$3
Interest income in the third quarter and first nine months of fiscal 2016 was lower compared with the same periods of fiscal 2015 due to lower average invested balances and lower average interest rates. In accordance with authoritative guidance, we record gains and losses associated with executive deferred compensation plan assets in interest and other income and gains and losses associated with the related liabilities in operating expenses. The total amounts recorded in operating expenses for each period are approximately equal to the total amounts recorded in interest and other income in those periods.
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
Our effective tax rates for the third quarter and first nine months of fiscal 2016 were approximately 34% and 33% and did not differ significantly from the federal statutory rate of 35%.
Our effective tax rates for the third quarter and first nine months of fiscal 2015 were approximately 38% and 39%. Excluding discrete tax items primarily related to the goodwill impairment and the reinstatement of the federal research and experimentation credit, as well as including the effects of losses in certain jurisdictions where we do not recognize a tax benefit, our effective tax rate for those periods was approximately 36% and did not differ significantly from the federal statutory rate of 35%. See Note 7 to the financial statements in Part I, Item 1 of this Quarterly Report for more information.
Discontinued Operations
In the third quarter of fiscal 2016 we sold our Demandforce, QuickBase, and Quicken businesses for $463 million in cash. We recorded a $354 million pre-tax gain on the disposal of these businesses that was partially offset by a related income tax provision of $178 million, resulting in a net gain on disposal of $176 million in the third quarter of fiscal 2016. We have reclassified our statements of operations for all periods presented to reflect these businesses as discontinued operations. See Note 4 to the financial statements in Part I, Item 1 of this Quarterly Report for more information.

Liquidity and Capital Resources
Overview
At April 30, 2016, our cash, cash equivalents and investments totaled $1.6 billion, a decrease of $84 million from July 31, 2015 due to the factors discussed under “Statements of Cash Flows” below. Our primary sources of liquidity have been cash from operations, which entails the collection of accounts receivable for products and services, and borrowings under our credit facilities. Our primary uses of cash have been for research and development programs, selling and marketing activities, capital projects, acquisitions of businesses, debt service costs, repurchases of our common stock under our stock repurchase programs, and the payment of cash dividends. As discussed in “Executive Overview – Industry Trends and Seasonality” earlier in this Item 2, our business is subject to significant seasonality. The balance of our cash, cash equivalents, and investments generally fluctuates with that seasonal pattern. We believe the seasonality of our business is likely to continue in the future.

The following table summarizes selected measures of our liquidity and capital resources at the dates indicated:

(Dollars in millions)	April 30, 2016	July 31, 2015	$ Change	% Change
Cash, cash equivalents, and investments	$1,613	$1,697	$(84)	(5)%
Long-term investments	28	27	1	4%
Short-term debt	500	—	500	NM
Long-term debt	500	500	—	—%
Working capital (deficit)	(554)	816	(1,370)	NM
Ratio of current assets to current liabilities	0.8 : 1	1.5 : 1
NM = Not meaningful.
We have historically generated significant cash from operations and we expect to continue to do so during the balance of fiscal 2016 and during fiscal 2017. Our cash, cash equivalents, and investments totaled $1.6 billion at April 30, 2016, none of those funds were restricted, and approximately 87% of those funds were located in the U.S. Our unsecured revolving credit facility is available to us for general corporate purposes, including future acquisitions and stock repurchases. At April 30, 2016, no amounts were outstanding under the revolving credit facility. See Note 5 to the financial statements in Part I, Item 1 of this Quarterly Report for more information.
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
Statements of Cash Flows
The following table summarizes selected items from our statements of cash flows for the first nine months of fiscal 2016 and fiscal 2015. See the financial statements in Part I, Item 1 of this Quarterly Report for complete statements of cash flows for those periods.

	Nine Months Ended
(Dollars in millions)	April 30, 2016	April 30, 2015	$ Change
Net cash provided by (used in):
Operating activities	$1,711	$1,722	$(11)
Investing activities	578	(95)	673
Financing activities	(1,814)	(1,266)	(548)
Effect of exchange rate changes on cash	6	(17)	23
Total increase in cash and cash equivalents	$481	$344	$137
During the first nine months of fiscal 2016 we generated cash from operations, net sales of investments, net borrowings under our revolving credit facilities, proceeds from our term loan, the sales of our Demandforce, QuickBase, and Quicken businesses, and the issuance of common stock under employee stock plans. During the same period we used cash for the repurchase of shares of our common stock under our stock repurchase programs, the payment of cash dividends, and capital expenditures, including the purchase of certain previously leased facilities. See Note 6 to the financial statements in Part I, Item 1 of this Quarterly Report for more information on the purchase of these facilities. We expect to pay approximately $390 million in income taxes during the fourth quarter of fiscal 2016.
During the first nine months of fiscal 2015 we generated cash from operations, net sales of investments, and the issuance of common stock under employee stock plans. During the same period we used cash for the repurchase of shares of our common stock under our stock repurchase programs, the payment of cash dividends, and capital expenditures.

Stock Repurchase Programs, Treasury Shares, and Dividends on Common Stock
As described in Note 8 to the financial statements in Part I, Item 1 of this Quarterly Report, during the first nine months of fiscal 2016 we continued to repurchase shares of our common stock under repurchase programs that our Board of Directors has authorized. At April 30, 2016, we had authorization from our Board of Directors to expend up to an additional $435 million for stock repurchases through May 19, 2019. We currently expect to continue repurchasing our common stock on a quarterly basis; however, future stock repurchases under the current program are at the discretion of management, and authorization of future stock repurchase programs is subject to the final determination of our Board of Directors.
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
During the first nine months of fiscal 2016 we also continued to pay quarterly cash dividends on shares of our outstanding common stock. In May 2016 our Board of Directors declared a quarterly cash dividend of $0.30 per share of outstanding common stock payable on July 18, 2016 to stockholders of record at the close of business on July 12, 2016. We currently expect to continue paying comparable cash dividends on a quarterly basis; however, future declarations of dividends and the establishment of future record dates and payment dates are subject to the final determination of our Board of Directors.
Credit Facilities
On February 17, 2012 we entered into an agreement with certain institutional lenders for an unsecured revolving credit facility that was due to expire on February 17, 2017. On February 1, 2016 the $745 million outstanding balance was paid in full and the credit facility was terminated.
On February 1, 2016 we entered into a master credit agreement with certain institutional lenders for a new five-year credit facility in an aggregate principal amount of $1.5 billion. The master credit agreement includes a $500 million unsecured term loan and a $1 billion unsecured revolving credit facility that will expire on February 1, 2021. Under the master credit agreement we may, subject to certain customary conditions, on one or more occasions increase commitments under the revolving credit facility in an amount not to exceed $250 million in the aggregate and may extend the maturity date up to two times. Advances under the revolving credit facility accrue interest at rates that are equal to, at our election, either Bank of America's alternate base rate plus a margin that ranges from 0.0% to 0.5% or the London Interbank Offered Rate (LIBOR) plus a margin that ranges from 0.9% to 1.5%. Actual margins under either election will be based on our senior debt credit ratings. At April 30, 2016, no amounts were outstanding under the revolving credit facility.
Under the new master credit agreement, we borrowed $500 million in the form of an unsecured term loan. We may, subject to certain customary conditions, on one or more occasions increase commitments under the term loan in an amount not to exceed $500 million in the aggregate. The term loan accrues interest at rates that are equal to, at our election, either Bank of America's alternate base rate plus a margin that ranges from 0.125% to 0.875% or LIBOR plus a margin that ranges from 1.125% to 1.875%. Actual margins under either election will be based on our senior debt credit ratings. The term loan is subject to quarterly principal payments of 2.5% of the loan amount beginning in July 2017, with the balance payable on February 1, 2021. At April 30, 2016, $500 million was outstanding under the term loan.
The master credit agreement includes customary affirmative and negative covenants, including financial covenants that require us to maintain a ratio of total debt to annual earnings before interest, taxes, depreciation and amortization (EBITDA) of not greater than 3.25 to 1.00 as of any date and a ratio of annual EBITDA to annual interest expense of not less than 3.00 to 1.00 as of the last day of each fiscal quarter. We remained in compliance with these covenants at all times during the quarter ended April 30, 2016.
Cash Held by Foreign Subsidiaries
Our cash, cash equivalents, and investments totaled $1.6 billion at April 30, 2016. Of this amount, approximately 13% was held by our foreign subsidiaries and subject to repatriation tax considerations. These foreign funds were located primarily in Canada, India, and the United Kingdom. We intend to permanently reinvest a significant portion of our earnings from foreign operations, and we currently do not anticipate that we will need funds generated from foreign operations to fund our domestic operations. In the event that funds from foreign operations are needed to fund operations in the United States, if U.S. taxes have not been previously provided on the related earnings we would provide for and pay additional U.S. taxes at the time we change our intention with regard to the reinvestment of those earnings.

Off-Balance Sheet Arrangements
At April 30, 2016, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations
We presented our contractual obligations at July 31, 2015 in our Annual Report on Form 10-K for the fiscal year then ended. In January 2016 we completed the purchase of certain leased facilities for $262 million in cash. The lease was scheduled to expire in July 2017 and the remaining operating lease commitment was not significant.
In February 2016 we entered into a master credit agreement with certain institutional lenders for a new five-year credit facility in an aggregate principal amount of $1.5 billion. The master credit agreement includes a $500 million unsecured term loan and a $1 billion unsecured revolving credit facility that will expire on February 1, 2021. At April 30, 2016, $500 million was outstanding under the term loan and no amounts were outstanding under the revolving credit facility. See Note 5 and Note 6 to the financial statements in Part I, Item 1 of this Quarterly Report and “Credit Facilities” above for more information.
There were no other significant changes to our contractual obligations during the first nine months of fiscal 2016.

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
Interest Rate Risk
Our cash equivalents and investments are subject to market risk due to changes in interest rates. Interest rate movements affect the interest income we earn on cash equivalents and investments and the fair value of those investments. If the Federal Reserve Target Rate had increased by 25 basis points from the level of April 30, 2016, the value of our investments at that date would have decreased by approximately $1 million. If the Federal Reserve Target Rate had increased by 100 basis points from the level of April 30, 2016, the value of our investments at that date would have decreased by approximately $4.1 million.
We are also exposed to the impact of changes in interest rates as they affect our $1 billion unsecured revolving credit facility and $500 million unsecured term loan. Advances under the revolving credit facility accrue interest at rates that are equal to Bank of America's alternate base rate plus a margin that ranges from 0.0% to 0.5% or the London InterBank Offered Rate (LIBOR) plus a margin that ranges from 0.9% to 1.5%. The term loan accrues interest at rates that are equal to, at our election, either Bank of America's alternate base rate plus a margin that ranges from 0.125% to 0.875% or LIBOR plus a margin that ranges from 1.125% to 1.875%. Actual margins under all of these elections are based on our senior debt credit ratings. Consequently, our interest expense fluctuates with changes in the general level of these interest rates. At April 30, 2016, $500 million was outstanding under the term loan and no amounts were outstanding under the revolving credit facility. See Note 5 and Note 6 to the financial statements in Part I, Item 1 of this Quarterly Report for more information.
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
Since we translate foreign currencies (primarily Canadian dollars, Indian rupees, and British pounds) into U.S. dollars for financial reporting purposes, currency fluctuations can have an impact on our financial results. The historical impact of currency fluctuations on our financial results has generally been immaterial. We believe that our exposure to currency exchange fluctuation risk is not significant primarily because our global subsidiaries invoice customers and satisfy their financial obligations almost exclusively in their local currencies. Although the impact of currency fluctuations on our financial results has generally been immaterial in the past and we believe that for the reasons cited above currency fluctuations will not be significant in the future, the impact of currency fluctuations could be material in the future. As of April 30, 2016, we did not engage in foreign currency hedging activities.

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

•	our expectation that we will continue to invest significant resources in our product development, marketing and sales capabilities;

•	our expectation that we will continue to invest significant management attention and resources in our information technology infrastructure and in our privacy and security capabilities;

•	our expectation that we will work with the broader industry and government to protect our customers from fraud;

•	our expectation that we will be able to protect our customers’ data and prevent third parties from using stolen customer information to perpetrate fraud in our tax and other offerings;

•	our expectation that Small Business product revenue will decline and Small Business service revenue will increase;

•	our expectation that we will generate significant cash from operations;

•	our expectation that connected services revenue as a percentage of our total revenue will continue to grow;

•	our expectations regarding the development of future products, services, business models and technology platforms and our research and development efforts;

•
the assumptions underlying our critical accounting policies and estimates, including our estimates regarding product rebate and return reserves; the collectability of accounts receivable; stock volatility and other assumptions used to estimate the fair value of share-based compensation; the fair value of goodwill; and expected future amortization of acquired intangible assets;

•	our intention not to sell our municipal auction rate securities or investments and our belief that it is more likely than not that we will not be required to sell them before recovery at par;

•	our belief that the investments we hold are not other-than-temporarily impaired;

•	our belief that we take prudent measures to mitigate investment related risks;

•	our belief that our exposure to currency exchange fluctuation risk will not be significant in the future;

•	our assessments and estimates that determine our effective tax rate;

•	our expectation that we will pay approximately $390 million in income taxes in the fourth quarter of fiscal 2016;

•	our belief that it is not reasonably possible that there will be a significant increase or decrease in our unrecognized tax benefits over the next 12 months;

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
Our acquisitions have resulted in significant expenses, including amortization and impairment of acquired technology and other acquired intangible assets, and impairment of goodwill. Total costs and expenses in these categories were $23 million in the first nine months of fiscal 2016; $339 million in fiscal 2015, of which $149 million was classified as discontinued operations; $25 million in fiscal 2014; and $76 million in fiscal 2013, of which $46 million was classified as discontinued operations. Although under current accounting rules goodwill is not amortized, we may incur impairment charges related to the goodwill already recorded and to goodwill arising out of future acquisitions. We test the impairment of goodwill annually in our fourth fiscal quarter or more frequently if indicators of impairment arise. The timing of the formal annual test may result in charges to our statement of operations in our fourth fiscal quarter that may not have been reasonably foreseen in prior periods. The total costs and expenses for fiscal 2015 included goodwill and intangible asset impairment charges of $297 million, of which $149 million was classified as discontinued operations. The total costs and expenses for fiscal 2013 included goodwill and intangible asset impairment charges of $46 million, which were classified as discontinued operations. At April 30, 2016, we had $1.3 billion in goodwill and $57 million in net acquired intangible assets on our balance sheet, both of which may be subject to impairment charges in the future. New acquisitions, and any impairment of the value of acquired intangible assets, may have a significant negative impact on our future financial results.
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
We have $1 billion in debt outstanding and may incur other debt in the future, which may adversely affect our financial condition and future financial results.
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
On February 1, 2016 we entered into a master credit agreement with certain institutional lenders for a new five-year credit facility in an aggregate principal amount of $1.5 billion. The master credit agreement includes a $500 million unsecured term loan and a $1 billion unsecured revolving credit facility that will expire on February 1, 2021. As of April 30, 2016, $500 million was outstanding on the term loan and no amounts were outstanding under the revolving credit facility. We may use the proceeds of any advances against the credit facility for general corporate purposes, including future acquisitions and share repurchases.

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

ITEM 2
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS
Stock repurchase activity during the three months ended April 30, 2016 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans
February 1, 2016 through February 29, 2016	4,390,133	$93.31	4,390,133	$490,203,055
March 1, 2016 through March 31, 2016	560,544	$98.46	560,544	$435,011,584
April 1, 2016 through April 30, 2016	—	$—	—	$435,011,584
Total	4,950,677	$93.89	4,950,677
Note: All of the shares purchased as part of publicly announced plans during the three months ended April 30, 2016 were purchased under a plan we announced on May 19, 2015 under which we are authorized to repurchase up to $2 billion of our common stock from time to time over a four-year period ending on May 19, 2019. At April 30, 2016, authorization from our Board of Directors to expend up to $435 million remained available under that plan.

ITEM 6
EXHIBITS
See the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTUIT INC. (Registrant)
Date:	May 24, 2016	By:	/s/ R. NEIL WILLIAMS
R. Neil Williams
Executive Vice President and Chief Financial Officer (Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference

3.02	Amended and Restated Bylaws, as amended through May 5, 2016		8-K filed 5/9/2016

10.01+	Third Amended and Restated Management Stock Purchase Program	X

31.01	Certification of Chief Executive Officer	X

31.02	Certification of Chief Financial Officer	X

32.01*	Section 1350 Certification (Chief Executive Officer)	X

32.02*	Section 1350 Certification (Chief Financial Officer)	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase	X
________________________________

+	Indicates a management contract or compensatory plan or arrangement.
*	This exhibit is intended to be furnished and shall not be deemed “filed” for purposes of the Securities Exchange Act of 1934, as amended.