Form 10-K
period 2016-07-31
INTUIT INC
filed 2016-09-01
CIK 896878

Tables of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________

FORM 10-K

☑	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended July 31, 2016

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of Intuit Inc. outstanding common stock held by non-affiliates of Intuit as of January 29, 2016, the last business day of our most recently completed second fiscal quarter, based on the closing price of $95.51 reported by the NASDAQ Global Select Market on that date, was $23.6 billion.

There were 257,938,052 shares of Intuit voting common stock outstanding as of August 25, 2016.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its Annual Meeting of Stockholders to be held on January 19, 2017 are incorporated by reference in Part III of this Annual Report on Form 10-K.

Tables of Contents

INTUIT INC.
FISCAL 2016 FORM 10-K

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

PART I

ITEM 1
BUSINESS

CORPORATE BACKGROUND
General
Intuit Inc. creates business and financial management solutions that help simplify the business of life for small businesses, consumers, and accounting professionals. With flagship products and services that include QuickBooks and TurboTax, we help customers solve important business and financial management problems such as running a small business, paying bills, and filing income taxes. ProSeries and Lacerte are Intuit’s leading tax preparation offerings for professional accountants. We had revenue of $4.7 billion in our fiscal year ended July 31, 2016, with approximately 7,900 employees in major offices in the United States, Canada, India, the United Kingdom, Singapore, Australia, and other locations.
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
BUSINESS OVERVIEW
Intuit’s Mission
We are a global product and platform company that seeks to improve our customers’ financial lives so profoundly they can’t imagine going back to the old way.
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
As emerging technology and market trends change the way people live and work, we change too. We’ve adapted our product line, moving from the desktop to the cloud and mobile devices. By offering many services online, we’re connecting customers to our solutions and with each other in ways that add more value to our products and services.

Tables of Contents

Our growth strategy, described below, focuses on two key outcomes:

•	To be the operating system behind small business success.

•	To do the nations’ taxes in the United States and Canada.
We apply this vision globally, helping our customers expand their business to domestic and worldwide markets, creating and selling our own products internationally, and extending our recruiting efforts to new countries to find best-in-class talent.
Our Business Portfolio
We organize our businesses into three reportable segments – Small Business, Consumer Tax, and ProConnect (formerly known as Professional Tax).
Small Business: This segment targets small businesses and the accounting professionals who serve and advise them and includes QuickBooks financial and business management online services and desktop software, payroll solutions, and payment processing solutions. It also includes third-party applications that integrate with our offerings.
Consumer Tax: This segment targets consumers and includes TurboTax income tax preparation products and services.
ProConnect: This segment targets professional accountants in the U.S. and Canada, who are essential to both small business success and doing the nations’ taxes. Our ProConnect professional tax offerings include Lacerte, ProSeries, ProFile, and ProConnect Tax Online.
Our Growth Strategy
Our assessment of key technology and demographic trends – an increasingly borderless world, the prevalence of mobile devices, and the scalability of the cloud – reveals significant opportunities to drive future growth by continuing to solve the unmet needs of consumers, small businesses, and accounting professionals. Our evolving growth strategy includes three key elements:

•
Focus on the product – we call it “Delivering awesome product experiences.” As computers have moved to the palm of our hands in the form of tablets and smart phones, so have our products and services. Our TurboTax solutions, for example, let customers prepare and file their entire tax returns online via tablet, mobile phone, or computer. A key factor in growing our customer base is to deliver an amazing first-use experience so our customers can get the value they expect from our offerings as quickly and easily as possible.

•
Creating network effect platforms – we call it “Enabling the contributions of others.” We expect to solve our customers’ problems faster and more efficiently by moving to more open platforms with application programming interfaces that integrate the contributions of end users and third-party developers. One example of this is our QuickBooks Online Ecosystem, where small businesses and accountants around the world can install apps created by third-party developers to create an experience that is personalized and configured for their specific needs.

•
Leveraging our data for our customers’ benefit – we call it “Using data to create delight.” Our customers generate valuable data that we seek to use appropriately to deliver better products and breakthrough benefits by eliminating the need to enter data, helping them make better decisions, and improving transactions and interactions.

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
We continue to make significant progress in this environment. Connected services (total service and other revenue) generated $3.4 billion, or 73 percent, of our total revenue in fiscal 2016, compared with about 50 percent of our total revenue eight years ago.
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

Tables of Contents

working to help people solve each other’s problems, connecting people to people and to solutions, wherever they are, whenever they want them, and on any device they choose.
PRODUCTS AND SERVICES
During fiscal 2016 we offered our products and services in the three segments described in “Business Overview” above. The following table shows the classes of similar products or services that accounted for 10% or more of total net revenue within the last three fiscal years.

	Fiscal 2016	Fiscal 2015	Fiscal 2014

Small Business	49%	50%	51%
Consumer Tax	42%	43%	39%
ProConnect	9%	7%	10%
Our products and services are described below. International total net revenue was less than 5% of consolidated total net revenue for fiscal 2016, fiscal 2015, and fiscal 2014. See Item 1A, “Risk Factors and Forward-Looking Statements – Our international operations are subject to increased risks which may harm our business, operating results, and financial condition,” for a discussion of risks relating to our international operations.
For financial information about our segments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and Note 14 to the financial statements in Item 8 of this Annual Report.
Small Business
Our Small Business segment includes online ecosystem and desktop ecosystem solutions that allow small businesses and the accounting professionals who serve and advise them to save time and grow their businesses.
Small Business Online Ecosystem Solutions
QuickBooks Online. Our QuickBooks Online offerings bring small business users and accounting professionals financial management tools that are designed to be easy to use and are accessible from personal computers and mobile devices. QuickBooks Online users can track income and expenses, create invoices and estimates, manage and pay bills, and review a variety of financial reports. Our online offerings for small businesses include QuickBooks Online Simple Start, for smaller, less complex businesses and QuickBooks Online Essentials and QuickBooks Online Plus, for progressively larger and more complex businesses. Our online offering for accounting professionals is QuickBooks Online Accountant, which provides the tools and file-sharing capabilities they need to efficiently complete bookkeeping and financial reporting tasks.
QuickBooks Self-Employed is available online and via a mobile application and was developed for self-employed individuals whose needs are different than small businesses that use Quickbooks Online. QuickBooks Self-Employed includes easy categorization of business and personal transactions via account connection, identification and classification of tax deductible expenses, mileage tracking, calculation of estimated quarterly taxes, home office deduction tracking, healthcare deduction tracking, and when combined with TurboTax, export and payment of year-end taxes.
Accounting professionals who use QuickBooks offerings and recommend them to their small business clients are essential to the Small Business Online Ecosystem. To support these accounting professionals, we offer the QuickBooks ProAdvisor Program, a membership that provides QuickBooks Online Accountant and QuickBooks Online Payroll services, technical support, training, product certification, access to marketing tools, and discounts on Intuit products and services purchased on behalf of clients.
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
Intuit Online Payroll provides small business payroll services that do not require the use of QuickBooks. This offering includes online payroll tax calculation, direct deposit of employee paychecks, payroll reports, electronic payment of federal and state payroll taxes, and federal and state payroll tax forms. We also offer an Intuit Online Payroll mobile app for smartphones.

Tables of Contents

Intuit Full Service Payroll provides comprehensive payroll services to customers who prefer not to perform payroll tasks themselves and does not require the use of QuickBooks. This offering includes processing of payrolls based on information submitted online by the payroll customer, direct deposit of employee paychecks, electronic payment of federal and state payroll taxes, electronic filing of federal and state payroll tax forms, and preparation and issuance of year end W-2 forms.
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
We also offer e-invoicing, which allows small businesses to email invoices directly from QuickBooks with a Pay Now link and enables customers to instantly pay online or from their mobile device.
GoPayment allows users to accept credit card payments using a smartphone or tablet device. They can enter the credit card information manually or use a card reader that attaches to the phone to capture the information. They can also send electronic receipts to their customers via e-mail or text message.
Intuit Developer Group. The Intuit Developer Group provides the tools third-party developers need to create online and mobile applications that personalize and add value to QuickBooks. The platform allows developers to build applications that integrate with QuickBooks data and solve the unique needs of our customers. Developers can create applications using any development platform they choose, and must pass a standards and security check before offering their programs to customers. All applications are available at apps.com. Here QuickBooks users can find, buy, and use applications connected to the platform. A growing number of companies offer applications built for the platform, including PayPal, Shopify, Square, and Bill.com.
Small Business Desktop Ecosystem Solutions
QuickBooks Desktop. Our desktop software offerings include QuickBooks Desktop Pro and QuickBooks Desktop for Mac, which provide accounting functionality for small businesses; QuickBooks Desktop Premier, which provides small businesses with advanced accounting functionality and business planning tools; and QuickBooks Enterprise, which is designed for larger businesses. QuickBooks Desktop Pro Plus, QuickBooks Desktop Premier Plus, and QuickBooks Enterprise with Hosting are subscription versions of these offerings. QuickBooks Desktop Premier and Premier Plus and QuickBooks Enterprise provide industry-specific reports and features for a range of industries, including Contractor, Manufacturing and Wholesale, Nonprofit, and Retail.
Our offerings for accounting professionals include QuickBooks Accountant Desktop software and QuickBooks Accountant Desktop Plus subscriptions. They provide the tools and file-sharing capabilities needed to efficiently complete bookkeeping and financial reporting tasks. Our QuickBooks ProAdvisor Program Desktop Add-On is a membership for professional accountants that provides QuickBooks Accountant Desktop Plus, QuickBooks Enterprise Accountant, QuickBooks Desktop for Mac, QuickBooks Point of Sale Multi Store, technical support, training, product certification, access to marketing tools, and discounts on Intuit products and services purchased on behalf of clients.
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

Tables of Contents

We also offer e-invoicing, which allows small businesses to email invoices directly from QuickBooks with a Pay Now link and enables customers to instantly pay online or from their mobile device.
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
Financial Supplies. We offer a range of financial supplies designed for individuals and small businesses that use QuickBooks. These include standard paper checks and Secure Plus checks with CheckLock™ fraud protection features; envelopes, invoices and deposit slips; and business identity products such as business cards and stationery. We also offer tax forms, tax return presentation folders and other supplies for professional tax preparers.
Consumer Tax
Our TurboTax products and services are designed to enable individuals to prepare and file their own federal and state personal income tax returns quickly and accurately. They are designed to be easy to use, yet sophisticated enough for complex tax returns. Most of these offerings are available on mobile devices such as smartphones and tablets.
Tax Return Preparation Offerings. For the 2015 tax season we offered a range of software products and services that included TurboTax Basic, for simple returns; TurboTax Deluxe, for taxpayers who itemize deductions; TurboTax Premier, for taxpayers who own investments or rental property; and TurboTax Home and Business, for small business owners. We also offered TurboTax Free Edition for the simplest returns. We offered live tax advice from U.S.-based tax professionals to TurboTax customers during the 2015 tax season. TurboTax Answer Exchange is an online forum where participants can learn from and share information with other users while preparing their income tax returns. For the 2015 tax season our online tax preparation and filing services were offered through the websites of thousands of financial institutions, electronic retailers, and other online merchants. Financial institutions can offer our online tax preparation and filing services to their customers through a link to TurboTax Online. Our TurboTax U.S. and Canada offerings consist of desktop, online, and mobile offerings.
Electronic Filing and Other Services. Our desktop, online, and mobile tax preparation customers can electronically file their federal and state income tax returns through our electronic filing center. For the 2015 tax season TurboTax customers had the option to receive their income tax refunds on a prepaid debit card that we provided through a partner. We also offered audit defense, audit support, and identity restoration services.
Intuit Tax Freedom Project. Under the Intuit Tax Freedom Project, we provide online federal and state income tax return preparation and electronic filing services at no charge to eligible taxpayers. For the 2015 tax season we provided approximately one million free federal returns under this initiative. We are a member of the Free File Alliance, a consortium of private sector companies that has entered into an agreement with the federal government to provide free online federal tax preparation and filing services to eligible taxpayers. See also “Competition – Consumer Tax Segment” later in this Item 1 for more information on the Free File Alliance.
ProConnect
Our ProConnect segment targets professional accountants in the U.S. and Canada, who are essential to both small business success and doing the nations’ taxes. Our ProConnect professional tax offerings enable accountants to accurately and efficiently complete and electronically file a full range of consumer, small business, and commercial federal and state tax returns with both desktop and online offerings. Lacerte is designed for full-service accounting firms who handle more complex returns. We offer two versions of our ProSeries software: ProSeries Professional Edition, designed for year-round tax practices handling moderately complex tax returns, and ProSeries Basic Edition, designed for the needs of smaller and seasonal tax practices. ProConnect Tax Online is our cloud-based solution which is designed for year-round practices who prepare moderately complex consumer and small business returns and integrates with our QuickBooks Online offerings. ProFile is our Canadian tax offering which serves year-round full-service accounting firms for both consumer and business tax returns. We offer a variety of tax-related services that complement the tax return preparation process including year-round document storage and access, collaboration services, e-signature, and bank products.

Tables of Contents

PRODUCT DEVELOPMENT
Since the markets for software and related services are characterized by rapid technological change, shifting customer needs and frequent new product introductions and enhancements, a continuous high level of investment is required to innovate and quickly develop new products and services as well as enhance existing offerings. Our product development efforts are becoming more important than ever as we pursue our connected services strategy, which reflects a world where people and businesses are increasingly connected by technology and expect access to services at any time and in any place.
We develop many of our products and services internally. We have a number of United States and foreign patents and pending applications that relate to various aspects of our products and technology. We supplement our internal development efforts by acquiring or licensing products and technology from third parties, and establishing other relationships that enable us to enhance or expand our offerings more rapidly. We expect to expand our third-party technology relationships as we continue to pursue our connected services strategy.
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
We continue to make substantial investments in research and development, and we expect to focus our future research and development efforts on enhancing existing products and services and on developing new products and services, including new mobile and global offerings. We also expect to continue to focus significant research and development efforts on ongoing projects to update the technology platforms for several of our offerings. Our research and development expenses were $881 million or 19% of total net revenue in fiscal 2016; $798 million or 19% of total net revenue in fiscal 2015; and $714 million or 17% of total net revenue in fiscal 2014.
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
Real-time, personalized online and mobile shopping experiences have become the standard. In addition, many customers now begin shopping in one channel and ultimately purchase in another. This has created a need for integrated, multi-channel, shop-and-buy experiences. Market and industry changes quickly make existing products and services obsolete. Our success depends on our ability to respond rapidly to these changes with new business models, updated competitive strategies, new or enhanced products and services, alternative distribution methods, and other changes in the way we do business.
Marketing Programs
We use a variety of traditional and innovative marketing programs to generate orders, stimulate demand, and generally maintain and increase customer awareness of our product portfolio. These programs include: Internet marketing and targeted advertising, such as search engine optimization and purchasing keywords from major search engine companies; placing and promoting our mobile applications in proprietary online stores; direct-response mail and e-mail campaigns; telephone solicitations; newspaper, magazine, billboard, radio, and television advertising; social media campaigns; and coordinated promotional offers with major retailers. We also use workflow-integrated, in-product discovery in some of our offerings to

Tables of Contents

market other related products and services, including third-party products and services. In addition, we create marketing campaigns that are designed to attract new users through trial promotional offerings.
Sales and Distribution Channels
Multi-Channel Shop-and-Buy Experiences. Our customers increasingly use the Internet and mobile devices, such as smartphones and tablets, to research products and services. Some customers buy and use our products and services entirely online or through their mobile devices. Others purchase desktop products and services using the Internet. Still others make their final decision at a retail location. Although retail sales of our products and services are gradually declining as online distribution channels grow in importance, we continue to coordinate our websites, promotions, and retail displays to support an integrated, multi-channel, shop-and-buy model.
Direct Sales Channel. We sell many of our products and services directly through our websites and call centers. Telesales continues to be an effective channel for serving customers that want live help to select the products and services that are right for their needs. We also have a direct sales force that calls on U.S. and international accountant firms and seeks to increase their awareness, usage, and recommendation of our Small Business solutions.
Retail Channel. We sell our QuickBooks and TurboTax desktop software as well as payroll services and merchant credit card payment processing services at retail locations across the United States. We sell these products and services directly and through distributors to office supply superstores, warehouse clubs, consumer electronics retailers, general mass merchandisers, online retailers, and catalogs. In Canada and the United Kingdom we also rely on distributors and other third parties who sell products into the retail channel. The retail channel provides broad customer reach through retailer-sponsored advertising and exposure to retail foot traffic. This channel also gives us the opportunity to communicate our products, services, and messages through multiple touch points and allows us to serve our customers at relatively modest cost.
Online Mobile Application Stores. We distribute many of our offerings for mobile devices through proprietary online stores that provide applications for specific devices. These include the Apple App Store, which provides apps for the Apple iPhone and iPad, and Google’s Play Store, which provides apps for Android-compatible smartphones and tablets.
Other Channels. We have strategies to address the alliance partner and solution provider channels. We sell our consumer and small business products and services through selected alliance partners that help us reach new customers at the point of need and drive growth and market share by extending our online reach. Solution providers combine our products and services with value-added marketing, sales, and technical expertise to deliver a complete solution at the local level. As we expand our mobile and global offerings, we expect that strategic partnerships will become increasingly important to our business.
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
Our most obvious competition comes from other companies that offer technology solutions similar to ours. However, for many of our products and services, other important competitive alternatives for customers are third-party service providers such as professional accountants and seasonal assisted tax preparation businesses. Manual tools and processes, or general-purpose software, are also important competitive alternatives.
Competition Specific to Segments
Small Business Segment. QuickBooks is the leading small business financial management software in the U.S. Our small business desktop products and services face competitive challenges from companies such as The Sage Group plc, which offers software and associated services that directly target small business customers. Our small business online products and services face competition from online accounting offerings from companies such as Xero, free or low-cost online accounting offerings, and free online banking and bill payment services offered by financial institutions and others. In our payroll business we compete directly with Automatic Data Processing, Inc. (ADP), Paychex, and many other companies with payroll offerings, including online payroll offerings. In our merchant services business we compete directly with large financial institutions such

Tables of Contents

as Wells Fargo, JP Morgan Chase, and Bank of America and with many payment processors, including First Data Corporation, Elavon, Global Payments, FIS, PayPal, and Square.
Consumer Tax Segment. In our Consumer Tax segment, our future growth depends on our ability to attract new customers to the self-preparation tax category from tax stores and other tax preparers. In the U.S. private sector we face intense competition from H&R Block, which provides tax preparation services in its stores and a competing software offering. We also face competition from several other large tax preparation service providers, from a myriad of small tax preparers, and from numerous online self-preparation offerings, including Blucora’s TaxAct. In Canada, our TurboTax Canada offerings face competition from H&R Block, SimpleTax, StudioTax, and UFile. These competing offerings subject us to significant price pressure in both the U.S. and Canada.
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
ProConnect Segment. In the U.S., Lacerte professional tax offerings face competition from competitively-priced tax and accounting solutions that include integration with non-tax functionality. These include CCH’s ProSystems fx Office Suite and Thomson Reuters’ CS Professional Suite and GoSystems Tax. Our ProSeries professional tax offerings face competition from CCH’s ATX and TaxWise offerings, Drake, and other smaller providers. In Canada, our ProFile professional tax offerings face competition from CCH’s Cantax and Taxprep offerings and from Thomson Reuters’ DTMax and UFile Pro offerings. We also face growing competition from online tax and accounting offerings in the U.S. and Canada, which may be marketed more effectively or have lower pricing than our offerings for accounting professionals.
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
CUSTOMER SERVICE AND TECHNICAL SUPPORT
We provide customer service and technical support by telephone, e-mail, online chat, text messaging, online communities, and our customer service and technical support websites. We have full-time and outsourced customer service and technical support staffs. We supplement these staffs with seasonal employees and additional outsourcing during periods of peak call volumes, such as during the tax return filing season or following a major product launch. We outsource to several firms domestically and internationally. Most of our internationally outsourced small business customer service and technical support personnel are currently located in India and the Philippines.
We offer free self-help information through our technical support websites for our QuickBooks, TurboTax and ProConnect offerings. Customers can also use our websites to find answers to commonly asked questions and check on the status of orders. Under certain paid support plans, customers can also use our websites to receive product updates electronically. Support alternatives and fees vary by product. We sponsor online user communities such as Intuit Community for small businesses and accounting professionals, and TurboTax Answer Exchange, where consumers can share knowledge and product advice with each other. We also offer live tax advice from U.S.-based tax professionals to U.S. TurboTax users.

Tables of Contents

MANUFACTURING AND DISTRIBUTION
Online Products and Services
Intuit’s data centers house most of the systems, networks and databases required to operate and deliver our online products and services. These include QuickBooks Online, online payroll services, merchant payment processing services, TurboTax Online, ProConnect Tax Online, and consumer and professional electronic tax filing services. Through our data centers, we connect customers to our products and services and store customer and business information. As our businesses continue to move toward delivering more online and mobile products and services in conjunction with our connected services strategy, we expect that our infrastructure will become even more critical to our business in the future.
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
We have multiple sources for all of our raw materials and availability has historically not been a significant problem for us. We continue to see consolidation among CD/DVD suppliers and reduced demand overall for this media type. As a result, we believe CD/DVD media may become more difficult and more costly to obtain in the near future.
We typically ship products within a few days of receiving an order and backlog is minimal.
PRIVACY AND SECURITY OF CUSTOMER AND EMPLOYEE INFORMATION AND TRANSACTIONS
We are subject to various federal, state and international laws and regulations and to financial institution and healthcare provider requirements relating to the privacy and security of customer and employee personal information. We are also subject to laws and regulations that apply to the Internet, behavioral tracking and advertising, mobile applications and messaging, telemarketing, e-mail activities, data transfer, data hosting and retention, financial and health information, financial transactions, and credit reporting. Additional laws in all of these areas are likely to be passed in the future, which could result in significant limitations on or changes to the ways in which we can collect, use, host, store or transmit the personal information and data of our customers or employees, communicate with our customers, and deliver products and services to customers or employees, or may significantly increase our compliance costs. As our business expands to new industry segments and new uses of data that are regulated for privacy and security, or to countries outside the United States that have strict data protections laws, our compliance requirements and costs will increase.
We are the stewards of our customers’ data. Through a Master Privacy Policy Framework designed to be consistent with globally recognized privacy principles, we comply with United States federal and other country guidelines and practices to help ensure that customers and employees are aware of, and can control, how we use information about them. Our primary websites and online products, such as Intuit.com, QuickBooks and TurboTax, have been certified by TRUSTe, an independent organization that operates a website and online product privacy certification program representing industry standard practices to address users’ and regulators’ concerns about online privacy. We also use privacy statements to provide notice to customers

Tables of Contents

of our privacy practices, as well as provide them the opportunity to furnish instructions with respect to use of their personal information. We participate in industry groups whose purpose is to develop or shape industry best practices, and to influence public policy for privacy and security.
To address security concerns, we use security safeguards to help protect the systems and the information customers and employees give to us from loss, misuse and unauthorized alteration. Whenever customers transmit sensitive information, such as credit card information or tax return data, through one of our websites or products, we use industry standards to encrypt the data as it is transmitted to us. We work to protect our systems from unauthorized internal or external access using numerous commercially available computer security products as well as internally developed security procedures and practices.
GOVERNMENT REGULATION
Our Consumer Tax and ProConnect segments are subject to federal and state government requirements, including regulations related to the electronic filing of tax returns, the provision of tax preparer assistance, and the use and disclosure of customer information. In addition, we offer certain other products and services to small businesses and consumers, such as payroll, payments, and financing, which are also subject to regulatory requirements. As we expand our products and services, both domestically and internationally, we may become subject to additional government regulation. Further, regulators may adopt new laws or regulations or their interpretation of existing laws or regulations may differ from ours or expand to cover additional products and services. These increased regulatory requirements could impose significant limitations on our business and increase our cost of compliance.
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
Although our portfolio of patents is growing, the patents that have been issued to us could be determined to be invalid and may not be enforceable against competitive products in every jurisdiction. In addition, third parties have asserted and may, in the future, assert infringement claims against us and our customers. These claims and any litigation may result in invalidation of our proprietary rights or a finding of infringement along with an assessment of damages. Litigation, even if without merit, could result in substantial costs and diversion of resources and management attention. In addition, third-party licenses may not continue to be available to us on commercially acceptable terms, or at all.
EMPLOYEES
As of July 31, 2016, we had approximately 7,900 full-time employees in major offices in the United States, Canada, India, the United Kingdom and other locations. We also employ a significant number of seasonal and contract employees during the second and third quarters of our fiscal years to support our consumer tax customers. For example, at the peak of the 2015 tax season we employed approximately 1,100 seasonal employees. We believe our future success and growth will depend on our ability to attract and retain qualified employees in all areas of our business. We do not currently have any collective bargaining agreements with our employees, and we believe employee relations are generally good. Although we have employment-related agreements with a number of key employees, these agreements do not guarantee continued service. We believe we offer competitive compensation and a good working environment. We were named one of Fortune magazine’s “100 Best Companies to Work For” in each of the last fifteen years. However, we face intense competition for qualified employees, and we expect to face continuing challenges in recruiting and retention.

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

•
our assumptions underlying critical accounting policies and estimates, including our estimates regarding product rebate and return reserves; the collectability of accounts receivable; stock volatility and other assumptions used to estimate the fair value of share-based compensation; the fair value of goodwill; and expected future amortization of acquired intangible assets;

•	our intention not to sell our investments and our belief that it is more likely than not that we will not be required to sell them before recovery at par;

•	our belief that the investments we hold are not other-than-temporarily impaired;

•	our belief that we take prudent measures to mitigate investment related risks;

•	our belief that our exposure to currency exchange fluctuation risk will not be significant in the future;

•	our assessments and estimates that determine our effective tax rate;

•	our belief that our income tax valuation allowance is sufficient;

•	our belief that it is not reasonably possible that there will be a significant increase or decrease in our unrecognized tax benefits over the next 12 months;

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

Future revenue growth depends upon our ability to adapt to technological change as well as global trends in the way customers access consumer software offerings and successfully introduce new and enhanced products, services and business models.

Online offerings, desktop software and mobile technology industries are characterized by rapidly changing technology, evolving industry standards and frequent new product introductions. As we continue to grow our online, mobile, and other offerings, we must continue to innovate and develop new products and features to meet changing customer needs and attract and retain talented software developers. We need to continue to develop our skills, tools and capabilities to capitalize on existing and emerging technologies, which require us to devote significant resources.

Our consumer and professional tax businesses depend significantly on revenue from customers who return each year to use our updated tax preparation and filing software and services. As our existing products mature, encouraging customers to purchase product upgrades becomes more challenging unless new product releases provide features and functionality that have meaningful incremental value. If we are not able to develop and clearly demonstrate the value of new or upgraded products or services to our customers, our revenues may be harmed. In addition, as we continue to introduce and expand our new business models, including offerings that are free to end users, we may be unsuccessful in monetizing or increasing customer adoption of these offerings.

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

Tables of Contents

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

As we continue to transition our business to more connected services, we become more dependent on the continuing operation and availability of our information technology and communication systems and those of our external service providers, including, for example, third-party Internet-based or “cloud” computing services. We do not have redundancy for all of our systems, many of our critical applications reside in only one of our data centers, and our disaster recovery planning may not account for all eventualities. In the event of significant system disruption we may experience loss of data or processing capabilities, which may cause us to lose customers and may materially harm our reputation and our operating results. In addition, we are in the process of updating our customer facing applications and the supporting information technology infrastructure to meet our customers’ expectations for continuous service availability. Any difficulties in upgrading these applications or infrastructure or failure of our systems or those of our third-party service providers may result in interruptions in our service, which may reduce our revenues and profits, cause us to lose customers and damage our reputation. Any prolonged interruptions at any time may result in lost customers, additional refunds of customer charges, negative publicity and increased operating costs, any of which may significantly harm our business, financial condition and results of operations.

Our TurboTax business must effectively handle extremely heavy customer demand during critical peak periods from January until April of each year. We face significant risks in maintaining adequate service levels during these peak periods where we derive a substantial portion of our overall revenue from the TurboTax business. Any interruptions in our online tax preparation or electronic filing service at any time during the tax season, particularly during a peak period, could result in significantly decreased revenue, lost customers, additional refunds of customer charges, negative publicity and increased operating costs, any of which could significantly harm our business, financial condition and results of operations.

We are in the process of migrating our applications and infrastructure to new data centers and to third-party hosted environments. If we do not execute the transition to these new environments in an effective manner, we may experience unplanned service disruptions or unforeseen increases in costs which may harm our operating results and our business.

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

A security breach resulting in third-party access to our sensitive customer and employee information and data could materially disrupt our businesses, result in the disclosure of confidential information, significantly damage our reputation, subject us to costly litigation and cause material losses.

We host, collect, use and retain large amounts of sensitive and personal customer and employee information and data, including credit card information, tax return information, bank account numbers and passwords, personal and business financial data and transactions, social security numbers, healthcare information and payroll information. We and our vendors use commercially

Tables of Contents

available security technologies to protect this information and data, and we also use security and business controls to limit access to and use of such sensitive and personal customer information and data. However, such measures cannot provide absolute security, and we have experienced instances in the past where criminals, using stolen identity information obtained outside of our systems, have gained unauthorized and illegal access to our customers’ data. As the accessibility of stolen identity information increases, we may experience additional instances of unauthorized and illegal access to our systems using our customers’ stolen identity information in the future. In addition, third parties may fraudulently induce employees, customers, or users to disclose sensitive information in order to gain access to our data or customers’ data. The security measures that we implement may not be able to prevent access to our systems from unauthorized users who have fraudulently obtained our customers’ personal information. In addition, because the techniques used to obtain unauthorized access change frequently and may be difficult to detect for long periods of time, we may be unable to anticipate these techniques or implement adequate preventive measures. A major breach of our security measures or those of third parties that provide hosting services or have access to our sensitive and personal customer information may have serious negative consequences for our businesses, including possible litigation, fines, penalties and damages, material harm to our reputation and brands, further regulation and oversight by federal or state agencies, and loss of our ability to provide financial transaction services or accept and process customer credit card orders or tax returns.

Our technologies, systems, and networks and our customers’ devices have been subject to, and are likely to continue to be the target of, cyber-attacks, computer viruses, worms, phishing attacks, malicious software programs and other information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of our customers’ or employees’ sensitive and personal information and data, or otherwise disrupt our or our customers’ or other third parties’ business operations, and customers that fail to update theirs systems, continue to run software that we no longer support or that fail to install security patches on a timely basis make it more difficult for us to detect and prevent these kinds of attacks. Although this is an industry-wide problem that affects software across platforms, it is increasingly affecting our offerings because cybercriminals tend to focus their efforts on well-known offerings that are popular among customers, and we expect them to continue to do so. If these cybercriminals are able to circumvent our security measures, exploit vulnerabilities in our customers’ devices or customers’ behavior, or if we are unable to detect an intrusion into our systems and contain such intrusion in a reasonable amount of time, our customers’ sensitive and personal information and data may be compromised, which could lead to litigation with our customers, fines, penalties and other damages.

In addition, our employees, contractors, temporary and seasonal employees may have access to sensitive and personal information of our customers and employees. While we conduct background checks of our employees and these other individuals and limit access to systems and data, it is possible that one or more of these individuals may circumvent these controls, resulting in accidental or intentional disclosure or misuse of our customers’ or employees’ data. In addition, we rely on third-party vendors to host certain of our sensitive and personal information and data. While we conduct due diligence on these third-party partners with respect to their security and business controls, we may not have the ability to effectively monitor or oversee the implementation of these controls measures, and, in any event, individuals or third parties may be able to circumvent these security and business controls and/or exploit vulnerabilities that may exist in these controls, resulting in the disclosure or misuse of sensitive and personal customer or employee information and data.

Privacy and cybersecurity concerns relating to online offerings, including our offerings specifically, as well as the external environment generally, could damage our reputation and deter current and potential customers from adopting our products and services.

From time to time, we detect, or receive notices from customers or public or private agencies that they have detected, actual or perceived vulnerabilities in our servers, our software or third-party software components that are distributed with our products or fraudulent activity by unauthorized persons utilizing our products with stolen customer identity information. The existence of such vulnerabilities or fraudulent activity, even if they do not result in a security breach, may undermine customer confidence as well as the confidence of government agencies that regulate our offerings. As we further transition our businesses to online and connected services, continue to collect more personal and sensitive information, and operate in more countries, the risk that perceived vulnerabilities of our systems could seriously harm our business by tarnishing our reputation and brand and/or limiting the adoption of our products and services is likely to increase.

In addition, the continued occurrence of cyber-attacks and data breaches on governments, businesses and consumers in general, indicates we operate in an external environment where cyber-attacks and data breaches are becoming increasingly common. If the global cybersecurity environment worsens, and there are increased instances of security breaches of third-party offerings where consumers’ data and sensitive information is compromised, consumers may be less willing to use online offerings, particularly offerings like ours where customers often share sensitive financial data. This could damage our reputation and deter current and potential customers from adopting our products and services or lead customers to cease using online and connected software products to transact financial business altogether.

Tables of Contents

If we are unable to develop, manage and maintain critical third-party business relationships, our business may be adversely affected.

Our growth is dependent on the strength of our business relationships and our ability to continue to develop, maintain and leverage new and existing relationships. We rely on various third-party partners, including software and service providers, suppliers, vendors, manufacturers, distributors, contractors, financial institutions, core processors, licensing partners and development partners, among others, in many areas of our business in order to deliver our offerings and operate our business. We also rely on third parties to support the operation of our business by maintaining our physical facilities, equipment, power systems and infrastructure. In certain instances, these third-party relationships are sole source or limited source relationships and can be difficult to replace or substitute depending on the level of integration of the third party’s products or services into, or with, our offerings and/or the general availability of such third party’s products and services. In addition, there may be few or no alternative third-party providers or vendors in the market. Further, there can be no assurance that we will be able to adequately retain third-party contractors engaged to help us operate our business. The failure of third parties to provide acceptable and high quality products, services and technologies or to update their products, services and technologies may result in a disruption to our business operations and our customers, which may reduce our revenues and profits, cause us to lose customers and damage our reputation. Alternative arrangements and services may not be available to us on commercially reasonable terms or we may experience business interruptions upon a transition to an alternative partner.

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

The Company is subject to federal, state and local laws and regulations that affect the Company’s activities, including, without limitation, areas of labor, advertising, tax, financial services, data privacy and security requirements, digital content, consumer protection, real estate, billing, e-commerce, promotions, quality of services, intellectual property ownership and infringement, import and export requirements, anti-corruption, foreign exchange controls and cash repatriation restrictions, anti-competition, environmental, health and safety. There have been significant new regulations and heightened focus by the government on many of these areas, as well as in areas such as insurance and healthcare (including, for example, the Affordable Care Act). Recent legal developments in the European Union have created compliance uncertainty and increased complexity regarding certain transfers of information from Europe to the U.S. In addition, governmental authorities around the world are considering a number of of legislative and regulatory proposals concerning data protection. Due to the uncertain international environment, we could acquire additional compliance obligations that could cause us to incur costs or require us to change our business practices in a manner adverse to our business. As we expand our products and services and revise our business models, both domestically and internationally, we may become subject to additional government regulation or increased regulatory scrutiny. Further, regulators may adopt new laws or regulations or their interpretation of existing laws or regulations may differ from ours as well as the laws of other jurisdictions in which we operate. These regulatory requirements could impose significant limitations, require changes to our business, require notification to customers or employees of a security breach, restrict our use or storage of personal information, or cause changes in customer purchasing behavior which may make our business more costly, less efficient or impossible to conduct, and may require us to modify our current or future products or services, which may harm our future financial results. For example, as our business continues to expand to new industry segments that may be more highly regulated for privacy and data security, and to countries outside the United States that have more strict data protection laws, our compliance requirements and costs may increase. We have incurred – and may continue to incur – significant expenses to comply with mandatory privacy and security standards and protocols imposed by law, regulation, industry standards or contractual obligations.

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

Tables of Contents

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

The online tax preparation, payroll administration and online payments industries have been experiencing an increasing amount of fraudulent activities by third parties, and those fraudulent activities are becoming increasingly sophisticated. Although we do not believe that any of this activity is uniquely targeted at our products or business, this type of fraudulent activity may adversely impact our consumer tax, payroll, and payments businesses. In addition to any losses that may result from such fraud, which may be substantial, a loss of confidence by our customers or by governmental agencies in our ability to prevent fraudulent activity that is perpetrated through our offerings may seriously harm our business and damage our brand. If we cannot adequately combat such fraudulent activity that is perpetrated through our tax offerings, governmental authorities may refuse to allow us to continue to offer such services, which could include federal or state tax authorities refusing to allow us to process our customers’ tax returns electronically, resulting in a significant adverse impact on our earnings and revenue. As fraudulent activities become more pervasive and increasingly sophisticated, and fraud detection and prevention measures must become correspondingly more complex to combat them across the various industries in which we operate, we may implement risk control mechanisms that could make it more difficult for legitimate customers to obtain and use our products, which could result in lost revenue and negatively impact our earnings.

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

We rely on third-party intellectual property in our products and services.

Many of our products and services include intellectual property of third parties, which we license under agreements that may need to be renewed or renegotiated from time to time. We may not be able to obtain licenses to these third-party technologies or

Tables of Contents

content on reasonable terms, or at all. If we are unable to obtain the rights necessary to use this intellectual property in our products and services, we may not be able to sell the affected offerings and customers who are currently using the affected product may be disrupted, which may in turn harm our future financial results, damage our brand, and result in customer loss. Also, we and our customers have been and may continue to be subject to infringement claims as a result of the third-party intellectual property incorporated in to our offerings. Although we try to mitigate this risk and we may not be ultimately liable for any potential infringement, pending claims require us to use significant resources, require management attention and could result in loss of customers.

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

Tables of Contents

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

Tables of Contents

Our international operations are subject to increased risks which may harm our business, operating results, and financial condition.

In addition to uncertainty about our ability to generate revenues from our foreign operations and expand into international markets, there are risks inherent in doing business internationally, including:

•
different or more restrictive privacy, data protection, data localization, and other laws that could require us to make changes to our products, services and operations, such as mandating that certain types of data collected in a particular country be stored and/or processed within that country;

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
Violations of the rapidly evolving and complex foreign and U.S. laws and regulations that apply to our international operations may result in fines, criminal actions or sanctions against us, our officers or our employees, prohibitions on the conduct of our business and damage to our reputation. Although we have implemented policies and procedures designed to promote compliance with these laws, there can be no assurance that our employees, contractors or agents will not violate our policies. These risks inherent in our international operations and expansion increase our costs of doing business internationally and may result in harm to our business, operating results, and financial condition.

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

Our acquisitions have resulted in significant expenses, including amortization and impairment of acquired technology and other acquired intangible assets, and impairment of goodwill. Total costs and expenses in these categories were $34 million in fiscal 2016; $339 million in fiscal 2015, of which $149 million was classified as discontinued operations; and $25 million in fiscal 2014. Although under current accounting rules goodwill is not amortized, we may incur impairment charges related to the goodwill already recorded and to goodwill arising out of future acquisitions. We test the impairment of goodwill annually in our fourth fiscal quarter or more frequently if indicators of impairment arise. The timing of the formal annual test may result in charges to our statement of operations in our fourth fiscal quarter that may not have been reasonably foreseen in prior periods. The total costs and expenses for fiscal 2015 included goodwill and intangible asset impairment charges of $297 million, of which $149 million was classified as discontinued operations. At July 31, 2016, we had $1.3 billion in goodwill and $44 million in net acquired intangible assets on our balance sheet, both of which may be subject to impairment charges in the future. New acquisitions, and any impairment of the value of acquired intangible assets, may have a significant negative impact on our future financial results.

Our acquisition and divestiture activities may disrupt our ongoing business, may involve increased expenses and may present risks not contemplated at the time of the transactions.

We have acquired and may continue to acquire companies, products and technologies that complement our strategic direction. Acquisitions involve significant risks and uncertainties, including:

•	inability to successfully integrate the acquired technology, data assets and operations into our business and maintain uniform standards, controls, policies, and procedures;

•	inability to realize synergies expected to result from an acquisition;

•	disruption of our ongoing business and distraction of management;

•	challenges retaining the key employees, customers, resellers and other business partners of the acquired operation;

•	the internal control environment of an acquired entity may not be consistent with our standards and may require significant time and resources to improve;

•	unidentified issues not discovered in our due diligence process, including product or service quality issues, intellectual property issues and legal contingencies;

•	failure to successfully further develop an acquired business or technology and any resulting impairment of amounts currently capitalized as intangible assets;

•	in the case of foreign acquisitions and investments, the impact of particular economic, tax, currency, political, legal and regulatory risks associated with specific countries.
We have divested and may in the future divest certain assets or businesses that no longer fit with our strategic direction or growth targets. Divestitures involve significant risks and uncertainties, including:

•	inability to find potential buyers on favorable terms;

•	failure to effectively transfer liabilities, contracts, facilities and employees to buyers;

•	requirements that we retain or indemnify buyers against certain liabilities and obligations;

•	the possibility that we will become subject to third-party claims arising out of such divestiture;

•	challenges in identifying and separating the intellectual properties and data to be divested from the intellectual properties and data that we wish to retain;

•	inability to reduce fixed costs previously associated with the divested assets or business;

•	challenges in collecting the proceeds from any divestiture;

•	disruption of our ongoing business and distraction of management;

•	loss of key employees who leave the Company as a result of a divestiture;

•
if customers or partners of the divested business do not receive the same level of service from the new owners, our other businesses may be adversely affected, to the extent that these customers or partners also purchase other products offered by us or otherwise conduct business with our retained business.

Tables of Contents

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

On February 1, 2016 we entered into a master credit agreement with certain institutional lenders for a new five-year credit facility in an aggregate principal amount of $1.5 billion. The master credit agreement includes a $500 million unsecured term loan and a $1 billion unsecured revolving credit facility that will expire on February 1, 2021. As of July 31, 2016, $500 million was outstanding on the term loan and no amounts were outstanding under the revolving credit facility. We may use the proceeds of any advances against the credit facility for general corporate purposes, including future acquisitions and share repurchases.

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

Tables of Contents

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

ITEM 1B
UNRESOLVED STAFF COMMENTS

None.

ITEM 2
PROPERTIES

Our principal locations, their purposes, and the expiration dates for the leases on facilities at those locations as of July 31, 2016 are shown in the table below. We have renewal options on many of our leases.

Location	Purpose	Approximate Square Feet	Principal Lease Expiration Dates

Mountain View, California	Corporate headquarters and principal offices for Small Business segment	711,000	2024 - 2026
San Diego, California	Principal offices for Consumer Tax segment	466,000	Owned
Bangalore, India	Principal offices for Intuit India	359,000	2016 - 2022
Quincy, Washington	Primary data center	240,000	Owned
Menlo Park, California	Subleased office space	210,000	2025
San Francisco, California	General office space	202,000	2025
Woodland Hills, California	Principal offices for Small Business payment solutions business	168,000	2018
Plano, Texas	Principal offices for ProConnect segment and data center	166,000	2026
We own buildings comprising approximately 224,000 square feet of the total square feet shown in the table above for our Mountain View, California headquarters facility. We also lease or own facilities in a number of smaller domestic locations and internationally in Canada, the United Kingdom, Singapore, Australia, and several other locations. We believe our facilities are suitable and adequate for our current and near-term needs, and that we will be able to locate additional facilities as needed. See Note 9 to the financial statements in Item 8 of this Annual Report for more information about our lease commitments.

Tables of Contents

ITEM 3
LEGAL PROCEEDINGS

In fiscal 2015 Intuit was contacted by regulatory authorities, including Congress, the Federal Trade Commission, the SEC, the Department of Justice and certain state Attorneys General, which are conducting inquiries in connection with the increase during the 2015 tax season in attempts by criminals using stolen identity information to file fraudulent tax returns and claim refunds at the state and federal levels. Intuit is cooperating with all such government inquiries, including formal requests for information. In addition, we are the subject of certain actions, including a consolidated putative class action lawsuits by individuals who claim to have suffered damages in connection with the foregoing events. We believe that the allegations contained within these lawsuits are without merit, and we intend to vigorously defend against them.
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

None.

PART II

ITEM 5
MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for Common Stock

Intuit’s common stock is quoted on the NASDAQ Global Select Market under the symbol “INTU.” The following table shows the range of high and low sale prices reported on the NASDAQ Global Select Market for the periods indicated. The closing price of Intuit’s common stock on August 25, 2016 was $110.00.

	High	Low
Fiscal year ended July 31, 2015
First quarter	$88.84	$77.96
Second quarter	95.84	84.75
Third quarter	102.17	85.77
Fourth quarter	109.21	99.02

Fiscal year ended July 31, 2016
First quarter	$107.75	$79.63
Second quarter	108.00	88.66
Third quarter	105.32	88.17
Fourth quarter	116.97	99.25

Tables of Contents

Stockholders
As of August 25, 2016 we had approximately 500 record holders and approximately 135,000 beneficial holders of our common stock.
Dividends
We declared and paid quarterly cash dividends that totaled $1.20 per share of outstanding common stock or $318 million during fiscal 2016; $1.00 per share of outstanding common stock or $283 million during fiscal 2015; and $0.76 per share of outstanding common stock or $220 million during fiscal 2014. In August 2016 our Board of Directors declared a quarterly cash dividend of $0.34 per share of outstanding common stock payable on October 18, 2016 to stockholders of record at the close of business on October 10, 2016. We currently expect to continue to pay comparable cash dividends on a quarterly basis in the future; however, future declarations of dividends and the establishment of future record dates and payment dates are subject to the final determination of our Board of Directors.
Recent Sales of Unregistered Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Stock repurchase activity during the three months ended July 31, 2016 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans

May 1, 2016 through May 31, 2016	731,282	$102.35	731,282	$360,162,917
June 1, 2016 through June 30, 2016	—	$—	—	$360,162,917
July 1, 2016 through July 31, 2016	—	$—	—	$360,162,917
Total	731,282	$102.35	731,282
Note: All of the shares purchased as part of publicly announced plans during the three months ended July 31, 2016 were purchased under a plan we announced on May 19, 2015 under which we are authorized to repurchase up to $2 billion of our common stock from time to time over a four-year period ending on May 19, 2019. At July 31, 2016, authorization from our Board of Directors to expend up to $360 million remained available under that plan. On August 19, 2016 our Board approved a new stock repurchase program under which we are authorized to repurchase up to an additional $2 billion of our common stock.

Tables of Contents

Company Stock Price Performance
The graph below compares the cumulative total stockholder return on Intuit common stock for the last five full fiscal years with the cumulative total returns on the S&P 500 Index and the Morgan Stanley Technology Index for the same period. The graph assumes that $100 was invested in Intuit common stock and in each of the other indices on July 31, 2011 and that all dividends were reinvested. The comparisons in the graph below are based on historical data – with Intuit common stock prices based on the closing price on the dates indicated – and are not intended to forecast the possible future performance of Intuit’s common stock.

	July 31, 2011	July 31, 2012	July 31, 2013	July 31, 2014	July 31, 2015	July 31, 2016
Intuit Inc.	$100.00	$125.62	$139.91	$181.28	$236.44	$251.09
S&P 500	$100.00	$109.13	$136.41	$159.52	$177.40	$187.36
Morgan Stanley Technology Index	$100.00	$111.45	$118.36	$151.58	$169.91	$190.19

Tables of Contents

ITEM 6
SELECTED FINANCIAL DATA
The following tables show Intuit’s selected financial information for the past five fiscal years. The comparability of the information is affected by a variety of factors, including acquisitions and divestitures of businesses, issuance and repayment of debt, share-based compensation expense, amortization of acquired technology and other acquired intangible assets, repurchases of common stock under our stock repurchase programs, and the payment of cash dividends.
In fiscal 2007 we issued $1 billion in senior notes and in fiscal 2012 we repaid $500 million of those notes when they became due using cash from operations. The remaining senior notes are due in March 2017. In fiscal 2012 through fiscal 2016 we acquired several companies and we have included the results of operations for each of them in our consolidated results of operations from their respective dates of acquisition.
In fiscal 2013 we completed the sale of our Intuit Websites business. In fiscal 2014 we completed the sales of our Intuit Financial Services and Intuit Health businesses. In fiscal 2016 we completed the sales of our Demandforce, QuickBase, and Quicken businesses. We accounted for all of these businesses as discontinued operations and have therefore reclassified our statements of operations for all periods presented below to reflect them as such. We have also reclassified our balance sheets for all periods presented below to reflect Intuit Financial Services, Demandforce, QuickBase, and Quicken as discontinued operations. The net assets of Intuit Websites and Intuit Health were not significant, so we have not reclassified our balance sheets for any period presented below to reflect them as discontinued operations.
To better understand the information in these tables, investors should read “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Annual Report, and the financial statements and related notes in Item 8 of this Annual Report, especially Note 7, “Discontinued Operations.”

Consolidated Statement of Operations Data	Fiscal
(In millions, except per share amounts)	2016	2015	2014	2013	2012

Total net revenue	$4,694	$4,192	$4,243	$3,946	$3,662
Total costs and expenses	3,452	3,454	2,943	2,738	2,546
Operating income from continuing operations	1,242	738	1,300	1,208	1,116

Total share-based compensation expense included in total costs and expenses	278	242	186	166	154

Net income from continuing operations	806	413	853	807	730
Net income (loss) from discontinued operations	173	(48)	54	51	62
Net income	979	365	907	858	792

Net income per common share:
Basic net income per share from continuing operations	$3.08	$1.47	$2.99	$2.72	$2.46
Basic net income (loss) per share from discontinued operations	0.65	(0.17)	0.19	0.17	0.21
Basic net income per share	$3.73	$1.30	$3.18	$2.89	$2.67

Diluted net income per share from continuing operations	$3.04	$1.45	$2.94	$2.66	$2.40
Diluted net income (loss) per share from discontinued operations	0.65	(0.17)	0.18	0.17	0.20
Diluted net income per share	$3.69	$1.28	$3.12	$2.83	$2.60

Dividends declared per common share	$1.20	$1.00	$0.76	$0.68	$0.60

Tables of Contents

Consolidated Balance Sheet Data	At July 31,
(In millions)	2016	2015	2014	2013	2012

Cash, cash equivalents and investments	$1,080	$1,697	$1,914	$1,661	$744
Long-term investments	28	27	31	83	75
Working capital (deficit)	(637)	816	1,200	1,116	258
Total assets	4,250	4,968	5,201	5,486	4,684
Short-term debt	512	—	—	—	—
Long-term debt	488	500	499	499	499
Other long-term obligations	146	172	166	135	135
Total stockholders’ equity	1,161	2,332	3,078	3,531	2,744

ITEM 7
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) includes the following sections:

•	Executive Overview that discusses at a high level our operating results and some of the trends that affect our business.

•	Critical Accounting Policies and Estimates that we believe are important to understanding the assumptions and judgments underlying our financial statements.

•	Results of Operations that includes a more detailed discussion of our revenue and expenses.

•	Liquidity and Capital Resources which discusses key aspects of our statements of cash flows, changes in our balance sheets and our financial commitments.
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
In fiscal 2014 we completed the sales of our Intuit Financial Services (IFS) and Intuit Health businesses. In fiscal 2016 we completed the sales of our Demandforce, QuickBase, and Quicken businesses. We accounted for all of these businesses as discontinued operations and have therefore reclassified our statements of operations for all periods presented to reflect them as such. We have also segregated the net assets of our Demandforce, QuickBase, and Quicken businesses from continuing operations on our balance sheet at July 31, 2015. Because the cash flows of these discontinued operations were not material for any period presented, we have not segregated them on our statements of cash flows. See “Results of Operations – Non-Operating Income and Expense – Discontinued Operations” later in this Item 7 for more information. Unless otherwise noted, the following discussion pertains to our continuing operations.
Executive Overview
This overview provides a high level discussion of our operating results and some of the trends that affect our business. We believe that an understanding of these trends is important in order to understand our financial results for fiscal 2016 as well as our future prospects. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this Annual Report on Form 10-K.
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
Key Challenges and Risks
Our growth strategy depends upon our ability to initiate and embrace disruptive technology trends, to enter new markets, and to drive broad adoption of the products and services we develop and market. Our future growth also increasingly depends on the strength of our third-party business relationships and our ability to continue to develop, maintain, and strengthen new and existing relationships. To remain competitive and continue to grow, we are investing significant resources in our product development, marketing, and sales capabilities, and we expect to continue to do so in the future.
As we continue transitioning to offer more connected services, the ongoing operation and availability of our information technology and communication systems and those of our external service providers is becoming increasingly important. Because we help customers manage their financial lives, we face risks associated with the hosting, collection, use, and retention of personal customer information and data. We are investing significant management attention and resources in our information technology infrastructure and in our privacy and security capabilities, and we expect to continue to do so in the future.
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
Overview of Financial Results
The most important financial indicators that we use to assess our business are revenue growth for the company as a whole, for each reportable segment, and for product lines within each reportable segment; operating income growth and operating income margins for the company as a whole and for each reportable segment; earnings per share; and cash flow from operations. We also track certain non-financial drivers of revenue growth and, when material, identify them in the applicable discussions of segment results below. These non-financial drivers include, for example, customer growth and retention for all of our businesses and transaction volume for our payment processing business. Total credit and debit card transaction volume correlates strongly with the macroeconomic environment and is one of the key drivers of revenue growth in our payment processing business. Customers for our connected services offerings have generally grown faster than those for our traditional desktop software offerings, reflecting our strategic focus on connected services over the past few years. Connected services (total service and other revenue) generated $3.4 billion or 73% of our total revenue in fiscal 2016, compared with about 50% of our total revenue eight years ago. We expect connected services revenue as a percentage of our total revenue to continue to grow in the future.
Total net revenue for fiscal 2016 was $4.7 billion, an increase of 12% compared with fiscal 2015. Total net revenue results were affected by changes we made to our desktop software offerings in fiscal 2015. Starting with the release of QuickBooks Desktop 2015 in the first quarter of fiscal 2015, and for all subsequent versions, we began delivering ongoing enhancements and certain connected services for our QuickBooks Desktop software products. We plan to continue to provide ongoing enhancements and certain connected services for all future versions of these products. As a result of these changes, we recognize revenue for these QuickBooks Desktop software products as services are provided over approximately three years. Revenue in our Small Business segment increased 9% compared with fiscal 2015 due to growth in Small Business Online Ecosystem revenue and the impact of the changes to our QuickBooks Desktop software products. The changes to our desktop software offerings also

Tables of Contents

affected our ProConnect segment, whose revenue increased 51% to $428 million in fiscal 2016. In fiscal 2015 we began delivering ongoing enhancements and certain connected services for our ProConnect desktop software products and we plan to continue to provide them for all future versions of those products. Due to these changes, we recognize revenue for these offerings as services are provided through the end of each calendar year. Prior to these changes, we recognized a substantial portion of the revenue for these offerings during our third fiscal quarters ended April 30. Revenue in our Consumer Tax segment increased 10% compared with fiscal 2015 due to 12% growth in U.S. federal TurboTax units.
Operating income from continuing operations increased 68% in fiscal 2016 compared with fiscal 2015 due in part to the increase in revenue described above. Higher revenue was partially offset by higher costs and operating expenses, including higher spending for staffing, depreciation, advertising and other marketing programs, and share-based compensation. We also recorded goodwill and intangible asset impairment charges of $148 million to operating expense in fiscal 2015.
Net income from continuing operations increased 95% in fiscal 2016 compared with fiscal 2015 due to the increase in operating income and a lower effective tax rate in fiscal 2016. Diluted net income per share from continuing operations for fiscal 2016 increased 110% to $3.04 as a result of the increase in net income and the decline in weighted average diluted common shares compared with fiscal 2015.
We ended fiscal 2016 with cash, cash equivalents and investments totaling $1.1 billion. In fiscal 2016 we generated cash from operations, net sales of investments, proceeds from our term loan, the sales of our Demandforce, QuickBase, and Quicken businesses, and the issuance of common stock under employee stock plans. During the same period we used cash for the repurchase of shares of our common stock under our stock repurchase programs, the payment of cash dividends, and capital expenditures, including the purchase of certain previously leased facilities. At July 31, 2016, we had authorization from our Board of Directors to expend up to an additional $360 million for stock repurchases through May 19, 2019. On August 19, 2016 our Board approved a new stock repurchase program under which we are authorized to repurchase up to an additional $2 billion of our common stock.
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
Revenue Recognition
We derive revenue from the sale of software subscriptions, hosted services, packaged software products, financial supplies, technical support plans, transaction fees, merchant services hardware, and multiple element arrangements that may include a combination of these items. We follow the appropriate revenue recognition rules for each type of revenue. For additional information, see “Revenue Recognition” in Note 1 to the financial statements in Item 8 of this Annual Report. We generally recognize revenue when persuasive evidence of an arrangement exists, we have delivered the product or performed the service, the fee is fixed or determinable and collectibility is probable. However, determining whether and when some of these criteria have been satisfied often involves exercising judgment and using estimates that can have a significant impact on the timing and amount of revenue we report. For example, for multiple element arrangements containing only software and software-related elements, we must exercise judgment and use estimates in order to (1) allocate the total price among the various elements we must deliver; (2) determine whether undelivered services are essential to the functionality of the delivered products and services; (3) determine whether vendor-specific evidence of fair value exists for each undelivered element; and (4) determine whether and when each element has been delivered. For multiple element arrangements containing non-software elements, we must exercise judgment and use estimates in order to (1) determine whether and when each element has been delivered; (2)

Tables of Contents

determine the fair value of each element using the selling price hierarchy of vendor-specific evidence of fair value (VSOE) if available, third-party evidence (TPE) if VSOE is not available, and estimated selling price (ESP) if neither VSOE nor TPE is available; and (3) allocate the total price among the various elements based on the relative selling price method. If we were to change any of these judgments or estimates, it could cause a material increase or decrease in the amount of revenue that we report in a particular period. Amounts for fees collected or invoiced and due relating to arrangements where revenue cannot be recognized are reflected on our balance sheet as deferred revenue and recognized when the applicable revenue recognition criteria are satisfied.
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
As described in “Description of Business and Summary of Significant Accounting Policies – Goodwill, Acquired Intangible Assets and Other Long-Lived Assets,” in Note 1 to the financial statements in Item 8 of this Annual Report, in order to estimate the fair value of goodwill we use a weighted combination of a discounted cash flow model (known as the income approach) and comparisons to publicly traded companies engaged in similar businesses (known as the market approach). The income approach requires us to use a number of assumptions, including market factors specific to the business, the amount and timing of estimated future cash flows to be generated by the business over an extended period of time, long-term growth rates for the business, and a rate of return that considers the relative risk of achieving the cash flows and the time value of money. We evaluate cash flows at the reporting unit level. Although the assumptions we use in our discounted cash flow model are consistent with the assumptions we use to generate our internal strategic plans and forecasts, significant judgment is required to estimate the amount and timing of future cash flows from each reporting unit and the relative risk of achieving those cash flows. When using the market approach, we make judgments about the comparability of publicly traded companies engaged in similar businesses. We base our judgments on factors such as size, growth rates, profitability, risk, and return on investment. We also make judgments when adjusting market multiples of revenue, operating income, and earnings for these companies to reflect their relative similarity to our own businesses. We had a total of $1.3 billion in goodwill on our balance sheet at July 31, 2016. See Note 5 to the financial statements in Item 8 of this Annual Report for a summary of goodwill by reportable segment.
We estimate the recoverability of acquired intangible assets and other long-lived assets that have finite useful lives by comparing the carrying amount of the asset to the future undiscounted cash flows that we expect the asset to generate. In order to estimate the fair value of those assets, we estimate the present value of future cash flows from those assets. The key assumptions that we use in our discounted cash flow model are the amount and timing of estimated future cash flows to be generated by the asset over an extended period of time and a rate of return that considers the relative risk of achieving the cash flows and the time value of money. Significant judgment is required to estimate the amount and timing of future cash flows and

Tables of Contents

the relative risk of achieving those cash flows. We also make judgments about the remaining useful lives of acquired intangible assets and other long-lived assets that have finite lives. We had a total of $44 million in net acquired intangible assets on our balance sheet at July 31, 2016.
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
During the fourth quarters of fiscal 2016, fiscal 2015, and fiscal 2014 we performed our annual goodwill impairment tests. Using the methodology described in “Description of Business and Summary of Significant Accounting Policies – Goodwill, Acquired Intangible Assets and Other Long-Lived Assets,” in Note 1 to the financial statements in Part 8 of this Annual Report, we determined that the estimated fair values of all of our reporting units exceeded their carrying values and that they were not impaired. In addition, during this analysis we concluded that the estimated fair values of all of our reporting units substantially exceeded their carrying values.
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
During the fourth quarter of fiscal 2015 management approved a plan to sell our Quicken business, which was part of our Consumer Ecosystem reporting unit, and we accounted for it as discontinued operations. As a result, we reclassified a portion of the goodwill impairment charge that we recorded in the third quarter of fiscal 2015 to discontinued operations based on the relative fair values of Quicken and the remaining components of our Consumer Ecosystem reporting unit. In the third quarter of fiscal 2016 we completed the sale of our Quicken business for cash consideration that was not significant.
Accounting for Share-Based Compensation Plans
At July 31, 2016, there was $585 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all equity compensation plans which we will amortize to expense in the future. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize that cost over a weighted average vesting period of 2.4 years.
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

Tables of Contents

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
At July 31, 2016, we had net deferred tax assets of $132 million which included a valuation allowance of $40 million for loss and tax credit carryforwards related to state tax credits, foreign losses, and state capital and operating losses. We recorded the valuation allowance to reflect uncertainties about whether we will be able to utilize some of our deferred tax assets before they expire. While we believe our current valuation allowance is sufficient, we could in the future be required to increase the valuation allowance to take into account additional deferred tax assets that we may be unable to realize. We assess the need for an adjustment to the valuation allowance on a quarterly basis. The assessment is based on our estimates of future sources of taxable income for the jurisdictions in which we operate and the periods over which our deferred tax assets will be realizable. See Note 10 to the financial statements in Item 8 of this Annual Report for more information.
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

Tables of Contents

Results of Operations
Financial Overview

(Dollars in millions, except per share amounts)	Fiscal 2016	Fiscal 2015	Fiscal 2014	2016-2015 % Change	2015-2014 % Change
Total net revenue	$4,694	$4,192	$4,243	12%	(1%)
Operating income from continuing operations	1,242	738	1,300	68%	(43%)
Net income from continuing operations	806	413	853	95%	(52%)
Diluted net income per share from continuing operations	$3.04	$1.45	$2.94	110%	(51%)
Fiscal 2016 Compared with Fiscal 2015
Total net revenue increased $502 million or 12% in fiscal 2016 compared with fiscal 2015. Total net revenue results were affected by the fiscal 2015 changes we made to our desktop software offerings described in “Executive Overview – Overview of Financial Results” earlier in this Item 7. Revenue in our Small Business segment increased 9% due to growth in Small Business Online Ecosystem revenue and the impact of the changes to our QuickBooks Desktop software products. The fiscal 2015 changes to our desktop software offerings also affected our ProConnect segment, whose revenue increased 51% to $428 million in fiscal 2016. Revenue in our Consumer Tax segment increased 10% due to 12% growth in U.S. federal TurboTax units. See “Segment Results” later in this Item 7 for more information.
Operating income from continuing operations increased 68% in fiscal 2016 compared with fiscal 2015 due in part to the increase in revenue described above. Higher revenue was partially offset by higher costs and operating expenses. Total operating expenses increased about $28 million for staffing, about $26 million for depreciation, about $10 million for advertising and other marketing programs, and about $34 million for share-based compensation. In fiscal 2015, we recorded goodwill and intangible asset impairment charges of $148 million for our Consumer Ecosystem reporting unit in operating expense. See “Operating Expenses” later in this Item 7 for more information.
Net income from continuing operations increased 95% in fiscal 2016 compared with fiscal 2015 due to the increase in operating income and a lower effective tax rate in the fiscal 2016 period. See “Non-Operating Income and Expenses – Income Taxes” later in this Item 7 for more information. Diluted net income per share from continuing operations for fiscal 2016 increased 110% to $3.04 as a result of the increase in net income and the decline in weighted average diluted common shares compared with fiscal 2015.

Fiscal 2015 Compared with Fiscal 2014
Total net revenue decreased $51 million or 1% in fiscal 2015 compared with fiscal 2014 due to the fiscal 2015 changes we made to our desktop software offerings described in “Executive Overview – Industry Trends and Seasonality” earlier in this Item 7. Revenue in our Small Business segment decreased 2% due to the impact of these changes on our QuickBooks Desktop offerings, which more than offset QuickBooks Online revenue growth. The fiscal 2015 changes to our desktop software offerings also affected our ProConnect segment, whose revenue decreased 33% to $284 million in fiscal 2015. Revenue in our Consumer Tax segment increased 8% due to 7% growth in U.S. federal TurboTax units. See “Segment Results” later in this Item 7 for more information.
Operating income from continuing operations decreased 43% in fiscal 2015 compared with fiscal 2014 due to the impact of the changes we made to our desktop software offerings on fiscal 2015 revenue and due to higher costs and operating expenses. Total operating expenses were $407 million higher in the fiscal 2015 period, including increases of about $96 million for staffing, about $57 million for share-based compensation, and about $38 million for outside services. We also recorded goodwill and intangible asset impairment charges of $148 million for our Consumer Ecosystem reporting unit in operating expense in fiscal 2015. See “Cost of Revenue” and “Operating Expenses” later in this Item 7 for more information.
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

Tables of Contents

Segment operating income is segment net revenue less segment cost of revenue and operating expenses. Segment expenses do not include certain costs, such as corporate selling and marketing, product development, and general and administrative expenses and share-based compensation expenses, which are not allocated to specific segments. These unallocated costs totaled $1.15 billion in fiscal 2016, $1.01 billion in fiscal 2015, and $870 million in fiscal 2014. Unallocated costs increased in fiscal 2016 compared with fiscal 2015 and in fiscal 2015 compared with fiscal 2014 due to increases in corporate product development and selling and marketing expenses in support of the growth of our businesses and to higher share-based compensation expenses. Segment expenses also do not include amortization of acquired technology, amortization of other acquired intangible assets, and goodwill and intangible asset impairment charges. See Note 14 to the financial statements in Item 8 of this Annual Report for reconciliations of total segment operating income to consolidated operating income from continuing operations for each fiscal year presented.
We calculate revenue growth rates and segment operating margin figures using dollars in thousands. Those results may vary slightly from figures calculated using the dollars in millions presented.
Small Business

(Dollars in millions)	Fiscal 2016	Fiscal 2015	Fiscal 2014	2016-2015 % Change	2015-2014 % Change
Product revenue	$709	$709	$851
Service and other revenue	1,584	1,399	1,307
Total segment revenue	$2,293	$2,108	$2,158	9%	(2%)
% of total revenue	49%	50%	51%

Segment operating income	$874	$696	$852	26%	(18%)
% of related revenue	38%	33%	39%
Product revenue in our Small Business segment is derived primarily from QuickBooks Desktop software products, including QuickBooks Desktop Pro, QuickBooks Desktop Premier, QuickBooks Accountant Desktop, and QuickBooks Enterprise; QuickBooks Basic Payroll and QuickBooks Enhanced Payroll; QuickBooks Point of Sale solutions; ProAdvisor Program memberships for the accounting professionals who serve small businesses; and financial supplies. Service and other revenue in our Small Business segment is derived primarily from QuickBooks Online and QuickBooks Self-Employed, our hosted financial and business management offerings; QuickBooks Desktop Pro Plus, QuickBooks Desktop Premier Plus, and QuickBooks Enterprise with Hosting, our subscription offerings; QuickBooks technical support plans; small business payroll services, including QuickBooks Online Payroll, Intuit Online Payroll, QuickBooks Assisted Payroll, and Intuit Full Service Payroll; and payment processing services for small businesses.

Fiscal 2016 Compared with Fiscal 2015
Small Business segment total net revenue increased $185 million or 9% in fiscal 2016 compared with fiscal 2015 due to growth in Small Business Online Ecosystem revenue and the impact of the fiscal 2015 changes we made to our QuickBooks Desktop offerings described in “Executive Overview – Overview of Financial Results” earlier in this Item 7. Small Business Online Ecosystem revenue grew 25%, driven by customer acquisition. QuickBooks Online subscribers grew 41% and online payroll customers grew 17%. Active online payments customers grew 6% and online payments charge volume grew 15%. In our Small Business Desktop Ecosystem, revenue increased 4%. QuickBooks Desktop revenue increased due to 8% unit growth and the impact of the fiscal 2015 changes we made to our QuickBooks Desktop offerings. QuickBooks Enterprise revenue grew 27%. Desktop payments revenue decreased 10% in fiscal 2016 as we focused resources on core offerings for QuickBooks merchants and deemphasized certain non-QuickBooks payments offerings.
Small Business segment operating income as a percentage of related revenue increased in fiscal 2016 compared with fiscal 2015. The increase was due to the higher revenue described above and relatively stable spending during fiscal 2016.
Fiscal 2015 Compared with Fiscal 2014
Small Business segment total net revenue decreased $50 million or 2% in fiscal 2015 compared with fiscal 2014 due to the impact of the fiscal 2015 changes we made to our QuickBooks Desktop offerings described in “Executive Overview – Overview of Financial Results” earlier in this Item 7, which more than offset Small Business Online Ecosystem revenue growth. Small Business Online Ecosystem revenue grew 25%, driven by customer acquisition. QuickBooks Online customers grew 57% and online payroll customers grew 18%. Active online payments customers grew 5% and online payments charge

Tables of Contents

volume grew 19%. In our Small Business Desktop Ecosystem, revenue declined 10%. QuickBooks Desktop unit sales were 22% lower as we continued to emphasize QuickBooks Online while QuickBooks Enterprise revenue grew 29%.
Small Business segment operating income as a percentage of related revenue decreased in fiscal 2015 compared with fiscal 2014. The decrease was due to the impact of the fiscal 2015 changes to our desktop software offerings on segment revenue and cost of revenue. We expense costs of product revenue as they are incurred for delivered software and we do not defer any of these costs when product revenue is deferred. Small Business segment operating income was also affected by higher expenses for data center hosting and facilities and outside services.
Consumer Tax

(Dollars in millions)	Fiscal 2016	Fiscal 2015	Fiscal 2014	2016-2015 % Change	2015-2014 % Change
Product revenue	$226	$212	$246
Service and other revenue	1,747	1,588	1,417
Total segment revenue	$1,973	$1,800	$1,663	10%	8%
% of total revenue	42%	43%	39%

Segment operating income	$1,287	$1,131	$1,075	14%	5%
% of related revenue	65%	63%	65%
Consumer Tax segment product revenue is derived primarily from TurboTax desktop tax return preparation software. Consumer Tax segment service and other revenue is derived primarily from TurboTax Online tax return preparation services and electronic tax filing services.
Fiscal 2016 Compared with Fiscal 2015
Revenue for our Consumer Tax segment increased $173 million or 10% in fiscal 2016 compared with fiscal 2015 due to 12% growth in TurboTax U.S. federal units excluding Free File Alliance federal units. TurboTax Online U.S. federal units increased 15% in fiscal 2016. Online U.S. federal units represented approximately 84% of total TurboTax U.S. federal units for the 2015 tax season, up from approximately 82% for the 2014 tax season.
Consumer Tax segment operating income as a percentage of related revenue increased in fiscal 2016 compared with fiscal 2015 due to the higher revenue described above partially offset by higher expenses for staffing and advertising and other marketing programs in fiscal 2016.
Fiscal 2015 Compared with Fiscal 2014
Revenue for our Consumer Tax segment increased $137 million or 8% in fiscal 2015 compared with fiscal 2014 due to 7% growth in Turbotax U.S. federal units excluding Free File Alliance federal units. TurboTax Online U.S. federal units increased 11% in fiscal 2015. Online U.S. federal units represented approximately 82% of total TurboTax U.S. federal units for the 2014 tax season, up from approximately 80% for the 2013 tax season.
Consumer Tax segment operating income as a percentage of related revenue decreased in fiscal 2015 compared with fiscal 2014 due to higher expenses for staffing and advertising and other marketing programs in fiscal 2015.
ProConnect

(Dollars in millions)	Fiscal 2016	Fiscal 2015	Fiscal 2014	2016-2015 % Change	2015-2014 % Change
Product revenue	$354	$225	$362
Service and other revenue	74	59	60
Total segment revenue	$428	$284	$422	51%	(33%)
% of total revenue	9%	7%	10%

Segment operating income	$268	$108	$268	148%	(60%)
% of related revenue	62%	38%	64%

Tables of Contents

ProConnect segment product revenue is derived primarily from Lacerte, ProSeries, and ProFile desktop tax preparation software products. ProConnect segment service and other revenue is derived primarily from ProConnect Tax Online tax return preparation, bank products, and related services that complement the tax return preparation process.
This segment targets professional accountants in the U.S. and Canada, who are essential to both small business success and doing the nations’ taxes. During fiscal 2017 we expect to expand our emphasis on the value that professional accountants bring to small businesses and focus less on growing our ProConnect revenue through price increases. We expect that this will result in slower ProConnect revenue growth in fiscal 2017 than we have experienced historically.
Fiscal 2016 Compared with Fiscal 2015
ProConnect segment total net revenue increased $144 million or 51% in fiscal 2016 compared with fiscal 2015 due to the impact of the fiscal 2015 changes we made to our desktop software offerings described in “Executive Overview – Overview of Financial Results” earlier in this Item 7. ProConnect customers grew about 1% in fiscal 2016 compared with fiscal 2015.
ProConnect segment operating income as a percentage of related revenue increased in fiscal 2016 compared with fiscal 2015 due to the revenue increase described above and relatively stable spending during fiscal 2016.
Fiscal 2015 Compared with Fiscal 2014
ProConnect segment total net revenue decreased $138 million or 33% in fiscal 2015 compared with fiscal 2014 due to the impact of the fiscal 2015 changes we made to our desktop software offerings described in “Executive Overview – Overview of Financial Results” earlier in this Item 7. ProConnect customers grew about 1% in fiscal 2015 compared with fiscal 2014.
ProConnect segment operating income as a percentage of related revenue decreased in fiscal 2015 compared with fiscal 2014. The decrease was due to the impact of the fiscal 2015 changes to our desktop software offerings on segment revenue and cost of revenue. We expense costs of product revenue as they are incurred for delivered software and we do not defer any of these costs when product revenue is deferred.

Cost of Revenue

(Dollars in millions)	Fiscal 2016	% of Related Revenue	Fiscal 2015	% of Related Revenue	Fiscal 2014	% of Related Revenue
Cost of product revenue	$131	10%	$139	12%	$137	9%
Cost of service and other revenue	599	18%	556	18%	466	17%
Amortization of acquired technology	22	n/a	30	n/a	18	n/a
Total cost of revenue	$752	16%	$725	17%	$621	15%
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
Fiscal 2016 Compared with Fiscal 2015
Cost of product revenue as a percentage of product revenue decreased in fiscal 2016 compared with fiscal 2015 due to the fiscal 2015 changes we made to our QuickBooks and ProConnect desktop software products described in “Executive Overview – Overview of Financial Results” earlier in this Item 7. We expense costs of product revenue as they are incurred for delivered software and we do not defer any of these costs when product revenue is deferred.
Fiscal 2015 Compared with Fiscal 2014
Cost of product revenue as a percentage of product revenue increased in fiscal 2015 compared with fiscal 2014 due to the deferral of QuickBooks and ProConnect desktop software revenue described in “Executive Overview – Overview of Financial Results” earlier in this Item 7. We expense costs of product revenue as they are incurred for delivered software and we do not defer any of these costs when product revenue is deferred.

Tables of Contents

Cost of service and other revenue as a percentage of service and other revenue increased slightly in fiscal 2015 compared with fiscal 2014 due to higher customer care costs for our Small Business Online Ecosystem and TurboTax Online offerings.

Operating Expenses

(Dollars in millions)	Fiscal 2016	% of Total Net Revenue	Fiscal 2015	% of Total Net Revenue	Fiscal 2014	% of Total Net Revenue
Selling and marketing	$1,289	28%	$1,288	31%	$1,157	28%
Research and development	881	19%	798	19%	714	17%
General and administrative	518	11%	483	11%	444	10%
Amortization of other acquired intangible assets	12	—%	12	—%	7	—%
Goodwill and intangible asset impairment charges	—	—%	148	4%	—	—%
Total operating expenses	$2,700	58%	$2,729	65%	$2,322	55%
Fiscal 2016 Compared with Fiscal 2015
Total operating expenses as a percentage of total net revenue decreased to 58% in fiscal 2016 from 65% in fiscal 2015. Total net revenue increased $502 million or 12% and total operating expenses increased $119 million, excluding the goodwill and intangible asset impairment charges in fiscal 2015. Total net revenue growth was affected by the fiscal 2015 changes we made to our desktop software offerings described in “Executive Overview – Overview of Financial Results” earlier in this Item 7. Operating expenses increased about $28 million for higher staffing expenses, about $26 million for depreciation, about $10 million for advertising and other marketing programs, and about $34 million for share-based compensation expenses. Fiscal 2015 general and administrative expenses were partially offset by a $32 million pre-tax net gain on the sale of certain assets related to our Payments business. Share-based compensation expenses were higher in fiscal 2016 due to our assumption of certain equity awards in connection with recent business combinations. Share-based compensation expenses have also been increasing over time because the market price of our common stock has generally been increasing.
Fiscal 2015 Compared with Fiscal 2014
Total operating expenses as a percentage of total net revenue increased to 65% in fiscal 2015 from 55% in fiscal 2014 primarily due to the decrease in revenue during fiscal 2015. Revenue decreased $51 million or 1% and total operating expenses increased $259 million, excluding the goodwill and intangible asset impairment charges in fiscal 2015. Total net revenue results were affected by the fiscal 2015 changes we made to our desktop software offerings described in “Executive Overview – Overview of Financial Results” earlier in this Item 7. Staffing expenses increased about $96 million due to higher headcount. Operating expenses also increased about $38 million for outside services and about $57 million for share-based compensation expenses. General and administrative expenses were partially offset by a $32 million pre-tax net gain on the sale of certain assets related to our Payments business. Share-based compensation expenses were higher in fiscal 2015 due to our assumption of certain equity awards in connection with recent business combinations. Share-based compensation expenses have also been increasing over time because the market price of our common stock has generally been increasing. As described in “Critical Accounting Policies and Estimates” earlier in this Item 7, we also recorded $148 million in goodwill and intangible asset impairment charges for our Consumer Ecosystem reporting unit to operating expense in fiscal 2015.

Non-Operating Income and Expenses
Interest Expense
Interest expense of $35 million in fiscal 2016 consisted primarily of interest on our senior notes, unsecured term loan, and unsecured revolving credit facilities. Interest expense of $27 million in fiscal 2015 and $31 million in fiscal 2014 consisted primarily of interest on our senior notes. See Note 8 and Note 9 to the financial statements in Item 8 of this Annual Report for more information.

Tables of Contents

Interest and Other Income (Expense), Net

(In millions)	Fiscal 2016	Fiscal 2015	Fiscal 2014
Interest income	$3	$8	$6
Net gains (losses) on executive deferred compensation plan assets	—	3	6
Gain on sale of available-for-sale equity security	—	—	21
Other	(7)	(10)	(2)
Total interest and other income (expense), net	$(4)	$1	$31
Interest income in fiscal 2016 was lower compared with fiscal 2015 due to lower average interest rates and lower average invested balances. Higher average interest rates and stable average invested balances resulted in higher interest income in fiscal 2015 compared with fiscal 2014. In accordance with authoritative guidance, we record gains and losses associated with executive deferred compensation plan assets in interest and other income and gains and losses associated with the related liabilities in operating expenses. The total amounts recorded in operating expenses for each period are approximately equal to the total amounts recorded in interest and other income in those periods.
In fiscal 2014 we sold an available-for-sale equity security for $26 million and recorded the gain of $21 million in interest and other income on our statement of operations.
Income Taxes
Effective Tax Rate
Our effective tax rates for fiscal 2016, fiscal 2015, and fiscal 2014 were approximately 33%, 42%, and 34%. Excluding discrete tax items primarily related to the goodwill impairment charge, our effective tax rate for fiscal 2015 was approximately 36%. The differences between these effective tax rates and the federal statutory rate of 35% were primarily related to the tax benefit received from the domestic production activities deduction and the federal research and experimentation credit, partially offset by state income taxes. See Note 10 to the financial statements in Item 8 of this Annual Report for more information about our effective tax rates.
Net Deferred Tax Assets
At July 31, 2016, we had net deferred tax assets of $132 million which included a valuation allowance of $40 million for loss and tax credit carryforwards related to state tax credits, foreign losses, and state capital and operating losses. We recorded the valuation allowance to reflect uncertainties about whether we will be able to utilize some of our deferred tax assets before they expire. While we believe our current valuation allowance is sufficient, we could in the future be required to increase the valuation allowance to take into account additional deferred tax assets that we may be unable to realize. We assess the need for an adjustment to the valuation allowance on a quarterly basis. The assessment is based on our estimates of future sources of taxable income for the jurisdictions in which we operate and the periods over which our deferred tax assets will be realizable. See “Critical Accounting Policies and Estimates” earlier in this Item 7 and Note 10 to the financial statements in Item 8 of this Annual Report for more information.
Discontinued Operations
We have reclassified our statements of operations for all periods presented to reflect the businesses below as discontinued operations. See Note 7 to the financial statements in Item 8 of this Annual Report for a more complete description of these discontinued operations and the impact that they have had on our statements of operations for the fiscal periods presented.
In the third quarter of fiscal 2016 we sold our Demandforce, QuickBase, and Quicken businesses for $463 million in cash. We recorded a pre-tax gain of $354 million and a net gain of $173 million on the disposal of these three businesses in fiscal 2016.
We sold our Intuit Financial Services business in the first quarter of fiscal 2014 for $1.025 billion in cash. We recorded a $44 million pre-tax gain on disposal that was partially offset by a related income tax provision of approximately $8 million, resulting in a net gain on disposal of approximately $36 million. In the first quarter of fiscal 2014 we also sold our Intuit Health business for cash consideration that was not significant. We recorded a $4 million pre-tax loss on disposal that was more than offset by a related income tax benefit of approximately $14 million, resulting in a net gain on disposal of approximately $10 million.

Tables of Contents

Liquidity and Capital Resources
Overview
At July 31, 2016, our cash, cash equivalents and investments totaled $1.1 billion, a decrease of $617 million from July 31, 2015 due to the factors described in “Statements of Cash Flows” below. Our primary sources of liquidity have been cash from operations, which entails the collection of accounts receivable for products and services, and borrowings under our credit facilities. Our primary uses of cash have been for research and development programs, selling and marketing activities, capital projects, acquisitions of businesses, debt service costs, repurchases of our common stock under our stock repurchase programs, and the payment of cash dividends. As discussed in “Executive Overview – Industry Trends and Seasonality” earlier in this Item 7, our business is subject to significant seasonality. The balance of our cash, cash equivalents and investments generally fluctuates with that seasonal pattern. We believe the seasonality of our business is likely to continue in the future.
The following table summarizes selected measures of our liquidity and capital resources at the dates indicated:

(Dollars in millions)	July 31, 2016	July 31, 2015	$ Change	% Change
Cash, cash equivalents and investments	$1,080	$1,697	$(617)	(36)%
Long-term investments	28	27	1	4%
Short-term debt	512	—	512	NM
Long-term debt	488	500	(12)	(2)%
Working capital (deficit)	(637)	816	(1,453)	NM
Ratio of current assets to current liabilities	0.7 : 1	1.5 : 1
NM = Not meaningful.
We have historically generated significant cash from operations and we expect to continue to do so during fiscal 2017. Our cash, cash equivalents, and investments totaled $1.1 billion at July 31, 2016, none of those funds were restricted, and approximately 82% of those funds were located in the U.S. Our unsecured revolving credit facility is available to us for general corporate purposes, including future acquisitions and stock repurchases. At July 31, 2016, no amounts were outstanding under the revolving credit facility. See Note 8 to the financial statements in Item 8 of this Annual Report for more information.
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
Statements of Cash Flows
The following table summarizes selected items from our statements of cash flows for fiscal 2016, fiscal 2015, and fiscal 2014. See the financial statements in Item 8 of this Annual Report for complete statements of cash flows for those periods.

	Fiscal	Fiscal	Fiscal
(Dollars in millions)	2016	2015	2014
Net cash provided by (used in):
Operating activities	$1,401	$1,504	$1,446
Investing activities	371	(182)	(49)
Financing activities	(1,940)	(1,337)	(1,551)
Effect of exchange rates on cash and cash equivalents	(2)	(26)	(6)
Net decrease in cash and cash equivalents	$(170)	$(41)	$(160)
During fiscal 2016 we generated $1.4 billion in cash from operations. We also received $500 million in proceeds from our term loan, $463 million from the sales of our Demandforce, QuickBase, and Quicken businesses, $418 million from net sales of investments, and $89 million in cash from the issuance of common stock under employee stock plans. During the same period

Tables of Contents

we used $2.3 billion in cash for the repurchase of shares of our common stock under our stock repurchase programs, $318 million for the payment of cash dividends, and $522 million for capital expenditures, including the purchase of certain previously leased facilities.
During fiscal 2015 we generated $1.5 billion in cash from operations. We also received $107 million in cash from the issuance of common stock under employee stock plans and $156 million from net sales of investments. During the same period we used $1.2 billion in cash for the repurchase of shares of our common stock under our stock repurchase programs, $283 million for the payment of cash dividends, and $261 million for capital expenditures.
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
Stock Repurchase Programs and Dividends on Common Stock
As described in Note 11 to the financial statements in Item 8 of this Annual Report, during fiscal 2016, fiscal 2015, and fiscal 2014 we continued to repurchase shares of our common stock under a series of repurchase programs that our Board of Directors has authorized. At July 31, 2016, we had authorization from our Board of Directors to expend up to an additional $360 million for stock repurchases through May 19, 2019. On August 19, 2016 our Board approved a new stock repurchase program under which we are authorized to repurchase up to an additional $2 billion of our common stock.
During fiscal 2016, fiscal 2015, and fiscal 2014 we also continued to pay quarterly cash dividends on shares of our outstanding common stock. In August 2016 our Board of Directors declared a quarterly cash dividend of $0.34 per share of outstanding common stock payable on October 18, 2016 to stockholders of records at the close of business on October 10, 2016. We currently expect to continue paying comparable cash dividends on a quarterly basis; however, future declarations of dividends and the establishment of future record dates and payment dates are subject to the final determination of our Board of Directors.
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
Commitments for Senior Unsecured Notes
On March 12, 2007 we issued $500 million of 5.75% senior unsecured notes due on March 15, 2017 (the Notes). The Notes are redeemable by Intuit at any time, subject to a make-whole premium. Interest is payable semiannually on March 15 and September 15. At July 31, 2016, our maximum commitment for interest payments under the Notes was $29 million. See Note 8 to the financial statements in Item 8 of this Annual Report for more information.
Credit Facilities
On February 17, 2012 we entered into an agreement with certain institutional lenders for an unsecured revolving credit facility that was due to expire on February 17, 2017. On February 1, 2016 the $745 million outstanding balance was paid in full and the credit facility was terminated.
On February 1, 2016 we entered into a master credit agreement with certain institutional lenders for a new five-year credit facility in an aggregate principal amount of $1.5 billion. The master credit agreement includes a $500 million unsecured term loan and a $1 billion unsecured revolving credit facility that will expire on February 1, 2021. Under the master credit agreement we may, subject to certain customary conditions, on one or more occasions increase commitments under the revolving credit facility in an amount not to exceed $250 million in the aggregate and may extend the maturity date up to two times. Advances under the revolving credit facility accrue interest at rates that are equal to, at our election, either Bank of America's alternate base rate plus a margin that ranges from 0.0% to 0.5% or the London Interbank Offered Rate (LIBOR) plus a margin that ranges from 0.9% to 1.5%. Actual margins under either election will be based on our senior debt credit ratings. At July 31, 2016, no amounts were outstanding under the revolving credit facility. We monitor counterparty risk associated with

Tables of Contents

the institutional lenders that are providing the credit facility. We currently believe that the credit facility will be available to us should we choose to borrow under it.
Under the new master credit agreement, we borrowed $500 million in the form of an unsecured term loan on February 1, 2016. We may, subject to certain customary conditions, on one or more occasions increase commitments under the term loan in an amount not to exceed $500 million in the aggregate. The term loan accrues interest at rates that are equal to, at our election, either Bank of America's alternate base rate plus a margin that ranges from 0.125% to 0.875% or LIBOR plus a margin that ranges from 1.125% to 1.875%. Actual margins under either election will be based on our senior debt credit ratings. The term loan is subject to quarterly principal payments of 2.5% of the loan amount beginning in July 2017, with the balance payable on February 1, 2021. At July 31, 2016, $500 million was outstanding under the term loan.
The master credit agreement includes customary affirmative and negative covenants, including financial covenants that require us to maintain a ratio of total debt to annual earnings before interest, taxes, depreciation and amortization (EBITDA) of not greater than 3.25 to 1.00 as of any date and a ratio of annual EBITDA to annual interest expense of not less than 3.00 to 1.00 as of the last day of each fiscal quarter. We remained in compliance with these covenants at all times during the quarter ended July 31, 2016.
Cash Held by Foreign Subsidiaries
Our cash, cash equivalents and investments totaled $1.1 billion at July 31, 2016. Of this amount, approximately 18% was held by our foreign subsidiaries and subject to repatriation tax considerations. These foreign funds were located primarily in Canada, India, and the United Kingdom. We intend to permanently reinvest a significant portion of our earnings from foreign operations, and we currently do not anticipate that we will need funds generated from foreign operations to fund our domestic operations. In the event that funds from foreign operations are needed to fund operations in the United States, if U.S. taxes have not been previously provided on the related earnings we would provide for and pay additional U.S. taxes at the time we change our intention with regard to the reinvestment of those earnings.

Off-Balance Sheet Arrangements
At July 31, 2016, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Tables of Contents

Contractual Obligations
The following table summarizes our known contractual obligations to make future payments at July 31, 2016:

	Payments Due by Period
	Less than	1-3	3-5	More than
(In millions)	1 year	years	years	5 years	Total
Amounts due under executive deferred compensation plan	$69	$—	$—	$—	$69
Senior unsecured notes	500	—	—	—	500
Unsecured term loan	12	100	388	—	500
Interest and fees due on debt	39	18	12	—	69
License fee payable (1)	10	20	—	—	30
Operating leases (2)	60	108	94	176	438
Purchase obligations (3)	29	32	—	—	61
Total contractual obligations (4)	$719	$278	$494	$176	$1,667
_____________________

(1)
In May 2009 we entered into an agreement to license certain technology for $20 million in cash and $100 million payable over ten fiscal years. See Note 9 to the financial statements in Item 8 of this Annual Report for more information.

(2)
Includes operating leases for facilities and equipment. Amounts do not include $91 million of future sublease income. We had no significant capital leases at July 31, 2016. See Note 9 to the financial statements in Item 8 of this Annual Report for more information.

(3)
Represents agreements to purchase products and services that are enforceable, legally binding and specify terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the payments.

(4)
Other long-term obligations on our balance sheet at July 31, 2016 included non-current income tax liabilities of $54 million which related primarily to unrecognized tax benefits. We have not included this amount in the table above because we cannot make a reasonably reliable estimate regarding the timing of settlements with taxing authorities, if any.

Recent Accounting Pronouncements
For a description of recent accounting pronouncements and the potential impact of these pronouncements on our consolidated financial statements, see “Recent Accounting Pronouncements” in Note 1 to the financial statements in Item 8 of this Annual Report.

ITEM 7A
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Investment Portfolio and Interest Rate Risk
We actively monitor market conditions and developments specific to the securities in which we invest. We believe that we take a conservative approach to investing our funds in that we invest only in highly-rated securities and diversify our portfolio of investments. While we believe we take prudent measures to mitigate investment-related risks, such risks cannot be fully eliminated because of market circumstances that are outside our control.
Our investments consist of instruments that meet quality standards that are consistent with our investment policy. This policy specifies that, except for direct obligations of the United States government, securities issued by agencies of the United States government, and money market funds, we diversify our investments by limiting our holdings with any individual issuer. We do not hold derivative financial instruments or European sovereign debt in our portfolio of investments. See Note 2 and Note 3 to the financial statements in Item 8 of this Annual Report for a summary of the amortized cost and fair value of our investments by type of issue.

Tables of Contents

Our cash equivalents and investments are subject to market risk due to changes in interest rates. Interest rate movements affect the interest income we earn on cash equivalents and investments and the value of those investments. At July 31, 2016, our cash equivalents and investments totaled $1.1 billion and had a weighted average pre-tax yield of 0.94%. Total interest income for fiscal 2016 was $3 million. If the Federal Reserve Target Rate had increased by 25 basis points from the level of July 31, 2016, the value of our investments at that date would have decreased by approximately $2 million. If the Federal Reserve Target Rate had increased by 100 basis points from the level of July 31, 2016, the value of our investments at that date would have decreased by approximately $7 million.
We are also exposed to the impact of changes in interest rates as they affect our $1 billion unsecured revolving credit facility and $500 million unsecured term loan. Advances under the revolving credit facility accrue interest at rates that are equal to Bank of America’s alternate base rate plus a margin that ranges from 0.0% to 0.5% or the London InterBank Offered Rate (LIBOR) plus a margin that ranges from 0.9% to 1.5%. The term loan accrues interest at rates that are equal to, at our election, either Bank of America's alternate base rate plus a margin that ranges from 0.125% to 0.875% or LIBOR plus a margin that ranges from 1.125% to 1.875%. Actual margins under all of these elections are based on our senior debt credit ratings. Consequently, our interest expense fluctuates with changes in the general level of these interest rates. At July 31, 2016 no amounts were outstanding under the revolving credit facility and $500 million was outstanding under the term loan.
On March 12, 2007 we issued $500 million of 5.75% senior unsecured notes due on March 15, 2017. We carry these senior notes at face value less unamortized discount on our balance sheets. Since these senior notes bear interest at fixed rates, we have no financial statement risk associated with changes in interest rates. However, the fair value of these notes fluctuates when interest rates change. See Note 2 and Note 8 to the financial statements in Item 8 of this Annual Report for more information.
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
Since we translate foreign currencies (primarily Canadian dollars, Indian rupees, and British pounds) into U.S dollars for financial reporting purposes, currency fluctuations can have an impact on our financial results. The historical impact of currency fluctuations has generally been immaterial. We believe that our exposure to currency exchange fluctuation risk is not significant primarily because our global subsidiaries invoice customers and satisfy their financial obligations almost exclusively in their local currencies. Although the impact of currency fluctuations on our financial results has generally been immaterial in the past and we believe that for the reasons cited above currency fluctuations will not be significant in the future, the impact of currency fluctuations could be material in the future. As of July 31, 2016, we did not engage in foreign currency hedging activities.

Tables of Contents

ITEM 8
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

1.	INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

The following financial statements are filed as part of this Report:

2.	INDEX TO FINANCIAL STATEMENT SCHEDULES

The following financial statement schedule is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements:

Schedule		Page
II	Valuation and Qualifying Accounts	88

All other schedules not listed above have been omitted because they are inapplicable or are not required.

Tables of Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Intuit Inc.

We have audited the accompanying consolidated balance sheets of Intuit Inc. as of July 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended July 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Intuit Inc. at July 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended July 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Intuit Inc.’s internal control over financial reporting as of July 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated September 1, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Jose, California
September 1, 2016

Tables of Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Intuit Inc.

We have audited Intuit Inc.’s internal control over financial reporting as of July 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). Intuit Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Intuit Inc. maintained, in all material respects, effective internal control over financial reporting as of July 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Intuit Inc. as of July 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended July 31, 2016 of Intuit Inc. and our report dated September 1, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Jose, California
September 1, 2016

Tables of Contents

INTUIT INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Twelve Months Ended July 31,
(In millions, except per share amounts)	2016	2015	2014
Net revenue:
Product	$1,289	$1,146	$1,459
Service and other	3,405	3,046	2,784
Total net revenue	4,694	4,192	4,243
Costs and expenses:
Cost of revenue:
Cost of product revenue	131	139	137
Cost of service and other revenue	599	556	466
Amortization of acquired technology	22	30	18
Selling and marketing	1,289	1,288	1,157
Research and development	881	798	714
General and administrative	518	483	444
Amortization of other acquired intangible assets	12	12	7
Goodwill and intangible asset impairment charges	—	148	—
Total costs and expenses	3,452	3,454	2,943
Operating income from continuing operations	1,242	738	1,300
Interest expense	(35)	(27)	(31)
Interest and other income (expense), net	(4)	1	31
Income from continuing operations before income taxes	1,203	712	1,300
Income tax provision	397	299	447
Net income from continuing operations	806	413	853
Net income (loss) from discontinued operations	173	(48)	54
Net income	$979	$365	$907

Basic net income per share from continuing operations	$3.08	$1.47	$2.99
Basic net income (loss) per share from discontinued operations	0.65	(0.17)	0.19
Basic net income per share	$3.73	$1.30	$3.18
Shares used in basic per share calculations	262	281	285

Diluted net income per share from continuing operations	$3.04	$1.45	$2.94
Diluted net income (loss) per share from discontinued operations	0.65	(0.17)	0.18
Diluted net income per share	$3.69	$1.28	$3.12
Shares used in diluted per share calculations	265	286	291

Cash dividends declared per common share	$1.20	$1.00	$0.76

See accompanying notes.

Tables of Contents

INTUIT INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Twelve Months Ended July 31,
(In millions)	2016	2015	2014
Net income	$979	$365	$907
Other comprehensive income (loss), net of income taxes:
Unrealized gains (losses) on available-for-sale debt securities	1	(1)	1
Unrealized losses on available-for-sale equity security	—	—	(5)
Realized gain reclassified to net income (1)	—	—	(13)
Foreign currency translation losses	(3)	(27)	(5)
Total other comprehensive loss, net	(2)	(28)	(22)
Comprehensive income	$977	$337	$885

_________________________

(1)
Includes $21 million of realized gain on an available-for-sale equity security reclassified into interest and other income (expense), net on the consolidated statements of operations and $8 million of related income taxes.

See accompanying notes.

Tables of Contents

INTUIT INC.
CONSOLIDATED BALANCE SHEETS

	July 31,
(Dollars in millions, except par value; shares in thousands)	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$638	$808
Investments	442	889
Accounts receivable, net of allowance for doubtful accounts of $51 and $45	108	91
Income taxes receivable	20	84
Deferred income taxes	—	231
Prepaid expenses and other current assets	102	94
Current assets of discontinued operations	—	26
Current assets before funds held for customers	1,310	2,223
Funds held for customers	304	337
Total current assets	1,614	2,560
Long-term investments	28	27
Property and equipment, net	1,031	682
Goodwill	1,282	1,266
Acquired intangible assets, net	44	87
Long-term deferred income taxes	139	5
Other assets	112	106
Long-term assets of discontinued operations	—	235
Total assets	$4,250	$4,968
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$512	$—
Accounts payable	184	190
Accrued compensation and related liabilities	289	283
Deferred revenue	801	691
Other current liabilities	161	150
Current liabilities of discontinued operations	—	93
Current liabilities before customer fund deposits	1,947	1,407
Customer fund deposits	304	337
Total current liabilities	2,251	1,744
Long-term debt	488	500
Long-term deferred revenue	204	152
Other long-term obligations	146	172
Long-term obligations of discontinued operations	—	68
Total liabilities	3,089	2,636
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value Authorized - 1,345 shares total; 145 shares designated Series A; 250 shares designated Series B Junior Participating Issued and outstanding - None	—	—
Common stock, $0.01 par value Authorized - 750,000 shares Outstanding - 257,853 shares at July 31, 2016 and 277,706 shares at July 31, 2015	3	3
Additional paid-in capital	4,442	4,007
Treasury stock, at cost	(9,939)	(7,675)
Accumulated other comprehensive loss	(32)	(30)
Retained earnings	6,687	6,027
Total stockholders’ equity	1,161	2,332
Total liabilities and stockholders’ equity	$4,250	$4,968
See accompanying notes.

Tables of Contents

INTUIT INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
(Dollars in millions, shares in thousands)	Shares	Amount
Balance at July 31, 2013	299,503	$3	$3,198	$(4,952)	$20	$5,262	$3,531
Comprehensive income	—	—	—	—	(22)	907	885
Issuance of stock under employee stock plans	7,914	—	74	99	—	—	173
Stock repurchases under stock repurchase programs	(22,467)	—	—	(1,577)	—	—	(1,577)
Dividends and dividend rights declared ($0.76 per share)	—	—	—	—	—	(220)	(220)
Tax benefit from share-based compensation plans	—	—	82	—	—	—	82
Share-based compensation expense	—	—	204	—	—	—	204
Balance at July 31, 2014	284,950	3	3,558	(6,430)	(2)	5,949	3,078
Comprehensive income	—	—	—	—	(28)	365	337
Issuance of stock under employee stock plans	6,565	—	107	—	—	—	107
Stock repurchases under stock repurchase programs	(13,809)	—	—	(1,245)	—	—	(1,245)
Dividends and dividend rights declared ($1.00 per share)	—	—	—	—	—	(287)	(287)
Tax benefit from share-based compensation plans	—	—	85	—	—	—	85
Share-based compensation expense	—	—	257	—	—	—	257
Balance at July 31, 2015	277,706	3	4,007	(7,675)	(30)	6,027	2,332
Comprehensive income	—	—	—	—	(2)	979	977
Issuance of stock under employee stock plans	4,963	—	89	—	—	—	89
Stock repurchases under stock repurchase programs	(24,816)	—	—	(2,264)	—	—	(2,264)
Dividends and dividend rights declared ($1.20 per share)	—	—	—	—	—	(319)	(319)
Tax benefit from share-based compensation plans	—	—	59	—	—	—	59
Share-based compensation expense	—	—	287	—	—	—	287
Balance at July 31, 2016	257,853	$3	$4,442	$(9,939)	$(32)	$6,687	$1,161

See accompanying notes.

Tables of Contents

INTUIT INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twelve Months Ended July 31,
(In millions)	2016	2015	2014
Cash flows from operating activities:
Net income	$979	$365	$907
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	195	157	144
Amortization of acquired intangible assets	43	74	53
Goodwill and intangible asset impairment charges	—	297	—
Share-based compensation expense	281	257	204
Pre-tax gain on sale of discontinued operations (1)	(354)	—	(40)
Net realized gain on sale of available-for-sale equity securities	—	—	(21)
Deferred income taxes	70	(100)	93
Tax benefit from share-based compensation plans	59	85	82
Excess tax benefit from share-based compensation plans	(59)	(85)	(82)
Other	17	4	24
Total adjustments	252	689	457
Changes in operating assets and liabilities:
Accounts receivable	(20)	24	(5)
Income taxes receivable	64	(49)	27
Prepaid expenses and other assets	(10)	22	(14)
Accounts payable	(23)	35	15
Accrued compensation and related liabilities	(11)	24	43
Deferred revenue	192	398	15
Other liabilities	(22)	(4)	1
Total changes in operating assets and liabilities	170	450	82
Net cash provided by operating activities	1,401	1,504	1,446
Cash flows from investing activities:
Purchases of corporate and customer fund investments	(934)	(939)	(1,334)
Sales of corporate and customer fund investments	1,165	620	346
Maturities of corporate and customer fund investments	187	475	567
Net change in money market funds and other cash equivalents held to satisfy customer fund obligations	58	(49)	(54)
Net change in customer fund deposits	(33)	49	54
Proceeds from the sale of available-for-sale equity securities	—	—	26
Purchases of property and equipment	(416)	(142)	(104)
Capitalization of internal use software	(106)	(119)	(82)
Acquisitions of businesses, net of cash acquired	—	(95)	(471)
Proceeds from divestiture of businesses	463	—	1,025
Other	(13)	18	(22)
Net cash provided by (used in) investing activities	371	(182)	(49)
Cash flows from financing activities:
Proceeds from borrowings under revolving credit facilities	995	—	—
Repayments on borrowings under revolving credit facilities	(995)	—	—
Proceeds from long-term debt	500	—	—

Tables of Contents

	Twelve Months Ended July 31,
(In millions)	2016	2015	2014
Net proceeds from issuance of stock under employee stock plans	89	107	165
Cash paid for purchases of treasury stock	(2,264)	(1,245)	(1,577)
Dividends and dividend rights paid	(318)	(283)	(220)
Excess tax benefit from share-based compensation plans	59	85	82
Other	(6)	(1)	(1)
Net cash used in financing activities	(1,940)	(1,337)	(1,551)
Effect of exchange rates on cash and cash equivalents	(2)	(26)	(6)
Net decrease in cash and cash equivalents	(170)	(41)	(160)
Cash and cash equivalents at beginning of period	808	849	1,009
Cash and cash equivalents at end of period	$638	$808	$849

Supplemental disclosure of cash flow information:
Interest paid	$37	$32	$32
Income taxes paid	$389	$222	$240

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
As discussed in Note 7, in fiscal 2013 we sold our Intuit Financial Services (IFS) business and our Intuit Health business. In fiscal 2016 we sold our Demandforce, QuickBase, and Quicken businesses. We have reclassified our statements of operations for all periods presented to reflect all of these businesses as discontinued operations. We have also segregated the net assets of our Demandforce, QuickBase, and Quicken businesses from continuing operations on our balance sheet at July 31, 2015. Because the cash flows of all of these businesses were not material for any period presented, we have not segregated them on our statements of cash flows. Unless noted otherwise, discussions in these notes pertain to our continuing operations.
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
Product Revenue
Prior to fiscal 2015, we recognized revenue from the sale of our packaged software products when legal title transferred. This generally occurred when our customers electronically downloaded products from the Internet, when we shipped the products or, in the case of certain agreements, when products were delivered to retailers. In the first quarter of fiscal 2015 we began delivering ongoing enhancements and certain connected services for QuickBooks and ProConnect desktop solutions that we sold from that time forward. As a result, we recognize revenue for these QuickBooks desktop solutions over the period that the enhancements and connected services are provided, which is approximately three years. We recognize revenue for these ProConnect desktop solutions as services are provided over the calendar year, once tax forms are available from taxing agencies and the agencies are able to receive electronic tax return submissions.
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

Tables of Contents

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
Multiple Element Arrangements That Contain Non-Software Elements
For multiple element arrangements that contain non-software elements such as hosted services or credit card readers for mobile phones, we: (1) determine whether and when each element has been delivered; (2) determine the fair value of each element using the selling price hierarchy of vendor-specific evidence of fair value (VSOE) if available, third-party evidence (TPE) if VSOE is not available, and estimated selling price (ESP) if neither VSOE nor TPE is available; and (3) allocate the total price among the various elements using the relative selling price method. Once we have allocated the total price among the various elements, we recognize revenue when the revenue recognition criteria described above are met for each element.
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

Tables of Contents

Advertising
We expense all advertising costs as we incur them to selling and marketing expense in our statements of operations. We recorded advertising expense of approximately $229 million for the twelve months ended July 31, 2016, $229 million for the twelve months ended July 31, 2015, and $171 million for the twelve months ended July 31, 2014.
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

Tables of Contents

The following table presents the composition of shares used in the computation of basic and diluted net income per share for the periods indicated.

	Twelve Months Ended July 31,
(In millions, except per share amounts)	2016	2015	2014
Numerator:
Net income from continuing operations	$806	$413	$853
Net income (loss) from discontinued operations	173	(48)	54
Net income	$979	$365	$907
Denominator:
Shares used in basic per share amounts:
Weighted average common shares outstanding	262	281	285
Shares used in diluted per share amounts:
Weighted average common shares outstanding	262	281	285
Dilutive common equivalent shares from stock options and restricted stock awards	3	5	6
Dilutive weighted average common shares outstanding	265	286	291

Basic and diluted net income per share:
Basic net income per share from continuing operations	$3.08	$1.47	$2.99
Basic net income (loss) per share from discontinued operations	0.65	(0.17)	0.19
Basic net income per share	$3.73	$1.30	$3.18
Diluted net income per share from continuing operations	$3.04	$1.45	$2.94
Diluted net income (loss) per share from discontinued operations	0.65	(0.17)	0.18
Diluted net income per share	$3.69	$1.28	$3.12

Weighted average stock options and restricted stock units excluded from calculation due to anti-dilutive effect	2	2	—
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
Property and Equipment
Property and equipment is stated at the lower of cost or realizable value, net of accumulated depreciation. We calculate depreciation using the straight-line method over the estimated useful lives of the assets, which range from two to 30 years. We amortize leasehold improvements using the straight-line method over the lesser of their estimated useful lives or remaining lease terms. We include the amortization of assets that are recorded under capital leases in depreciation expense. We review property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We did not record any significant property impairment charges during the twelve months ended July 31, 2016, 2015, or 2014.
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
If the carrying value of the net assets assigned to a reporting unit exceeds the estimated fair value of the unit, we perform the second step of the impairment test. In this step we allocate the fair value of the reporting unit calculated in step one to all of the assets and liabilities of that unit, as if we had just acquired the reporting unit in a business combination. The excess of the fair value of the reporting unit over the total amount allocated to the assets and liabilities represents the implied fair value of goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, we would record an impairment loss equal to the difference. See Note 2, “Fair Value Measurements – Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis,” for a discussion of the goodwill impairment charge that we recorded for the twelve months ended July 31, 2015.
Acquired Intangible Assets and Other Long-Lived Assets
We generally record acquired intangible assets that have finite useful lives, such as acquired technology, in connection with business combinations. We amortize the cost of acquired intangible assets on a straight-line basis over their estimated useful lives, which range from three to nine years. We review intangible assets that have finite useful lives and other long-lived assets whenever an event or change in circumstances indicates that the carrying value of the asset may not be recoverable. We estimate the recoverability of these assets by comparing the carrying amount of the asset to the future undiscounted cash flows that we expect the asset to generate. We estimate the fair value of assets that have finite useful lives based on the present value of future cash flows for those assets. If the carrying value of an asset with a finite life exceeds its estimated fair value, we would record an impairment loss equal to the difference.
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

Tables of Contents

issued by agencies of the United States government and money market funds, we diversify our investments by limiting our holdings with any individual issuer.
We sell a significant portion of our products through third-party retailers and distributors. As a result, we face risks related to the collectibility of our accounts receivable. To appropriately manage this risk, we perform ongoing evaluations of customer credit and limit the amount of credit extended as we deem appropriate, but generally do not require collateral. We maintain reserves for estimated credit losses and these losses have historically been within our expectations. However, since we cannot predict future changes in the financial stability of our customers, we cannot guarantee that our reserves will continue to be adequate. No customer accounted for 10% or more of total net revenue for the twelve months ended July 31, 2016, 2015 or 2014, nor did any customer account for 10% or more of total accounts receivable at July 31, 2016 or July 31, 2015.
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
Recent Accounting Pronouncements
ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments”
In August 2016 the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” This new standard will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. The new standard is effective for fiscal years beginning after December 15, 2017, which means that it will be effective for us in the first quarter of our fiscal year beginning August 1, 2018. The new standard will require adoption on a retrospective basis unless it is impracticable to apply, in which case we would be required to apply the amendments prospectively as of the earliest date practicable. We are currently evaluating the impact of our pending adoption of ASU 2016-15 on our consolidated financial statements.
ASU 2016-13, “Financial Instruments—Credit Losses (Topic 326)”
In June 2016 the FASB issued ASU 2016-13, “Financial Instruments—Credit Losses (Topic 326).” This new standard requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The new standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, which means that it will be effective for us in the first quarter of our fiscal year beginning August 1, 2020. Earlier adoption is permitted in the first quarter of our fiscal year beginning August 1, 2019. We are currently evaluating the impact of our pending adoption of ASU 2016-13 on our consolidated financial statements.
ASU 2016-09, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”
In March 2016 the FASB issued ASU 2016-09, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” This new standard is designed to simplify several aspects of accounting for share-based payment award transactions, which include the income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows and forfeiture rate calculations. The new standard is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, which means that it will be effective for us in the first quarter of our fiscal year beginning August 1, 2017. Early adoption is permitted. We are currently evaluating the impact of our pending adoption of ASU 2016-09 on our consolidated financial statements.
ASU 2016-02, “Leases (Topic 842)”
In February 2016 the FASB issued ASU 2016-02, “Leases (Topic 842).” This new standard amends a number of aspects of lease accounting, including requiring lessees to recognize operating leases with a term greater than one year on their balance sheet as a right-of-use asset and corresponding lease liability, measured at the present value of the lease payments. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, which means that it will be effective for us in the first quarter of our fiscal year beginning August 1, 2019. Early adoption is permitted. The new standard is required to be adopted using a modified retrospective approach. We are currently evaluating the impact of our pending adoption of ASU 2016-02 on our consolidated financial statements.

Tables of Contents

ASU 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments”
In September 2015 the FASB issued ASU 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments.” This new standard eliminates the requirement for an acquirer to retrospectively adjust provisional amounts recorded in a business combination to reflect new information about the facts and circumstances that existed as of the acquisition date and that, if known, would have affected measurement or recognition of amounts initially recognized. As an alternative, the amendment requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments require that the acquirer record, in the financial statements of the period in which adjustments to provisional amounts are determined, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The new standard is effective prospectively for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years, which means that it will be effective for us in the first quarter of our fiscal year beginning August 1, 2016. Early adoption is permitted. We do not believe that adoption of ASU 2015-16 will have a significant impact on our consolidated financial statements.
ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”
In May 2014 the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” and in August 2015 the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date,” which defers the effective date of ASU 2014-09 by one year. This new standard supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of the new standard is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible that more judgment and estimates may be required within the revenue recognition process than is required under present U.S. GAAP. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price, and allocating the transaction price to each separate performance obligation. The new standard also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. The new standard is effective for reporting periods beginning after December 15, 2017, which means that it will be effective for us in the first quarter of our fiscal year beginning August 1, 2018. Early adoption of one year prior to the required effective date is permitted. The new standard allows adoption using either of two methods: (i) retrospective to each prior reporting period presented, with the option to elect certain practical expedients; or (ii) retrospective with the cumulative effect of initially applying the new standard recognized at the date of initial application and providing certain additional disclosures. We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements.
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

Tables of Contents

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

	At July 31, 2016				At July 31, 2015
(In millions)	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Cash equivalents, primarily money market funds	$416	$—	$—	$416	$695	$—	$—	$695
Available-for-sale debt securities:
Municipal bonds	—	186	—	186	—	506	—	506
Municipal auction rate securities	—	—	15	15	—	—	15	15
Corporate notes	—	420	—	420	—	546	—	546
U.S. agency securities	—	36	—	36	—	12	—	12
Total available-for-sale securities	—	642	15	657	—	1,064	15	1,079
Total assets measured at fair value on a recurring basis	$416	$642	$15	$1,073	$695	$1,064	$15	$1,774
Liabilities:
Senior notes (1)	$—	$515	$—	$515	$—	$531	$—	$531
______________________

(1)	Carrying value on our balance sheets at July 31, 2016 was $500 million and at July 31, 2015 was $500 million. See Note 8, “Current Liabilities – Short-Term Debt” for more information.
The following table summarizes our cash equivalents and available-for-sale debt securities by balance sheet classification and level in the fair value hierarchy at the dates shown:

	At July 31, 2016				At July 31, 2015
(In millions)	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents:
In cash and cash equivalents	$312	$—	$—	$312	$533	$—	$—	$533
In funds held for customers	104	—	—	104	162	—	—	162
Total cash and cash equivalents	$416	$—	$—	$416	$695	$—	$—	$695
Available-for-sale securities:
In investments	$—	$442	$—	$442	$—	$889	$—	$889
In funds held for customers	—	200	—	200	—	175	—	175
In long-term investments	—	—	15	15	—	—	15	15
Total available-for-sale securities	$—	$642	$15	$657	$—	$1,064	$15	$1,079
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
Financial liabilities whose fair values we measure using Level 2 inputs consist of senior unsecured notes. See Note 8, “Current Liabilities – Short-Term Debt,” for more information. We measure the fair value of our senior notes based on their trading prices and the interest rates we could obtain for other borrowings with similar terms.

Tables of Contents

Financial assets whose fair values we measure using significant unobservable (Level 3) inputs consist of municipal auction rate securities that are no longer liquid. We estimate the fair values of the auction rate securities using a discounted cash flow model. Using our discounted cash flow model, we determined that the fair values of the municipal auction rate securities we held at July 31, 2016, 2015, and 2014 were approximately equal to their par values and as a result we recorded no decrease in their fair values during the twelve months then ended. We continue to classify them as long-term investments based on the maturities of the underlying securities at that date. We do not intend to sell our municipal auction rate securities. In addition, it is more likely than not that we will not be required to sell them before recovery at par, which may be at maturity.
There were no transfers between Level 1, Level 2, and Level 3 of the fair value hierarchy during the twelve months ended July 31, 2016, 2015 or 2014.
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
Assets measured at fair value on a non-recurring basis include reporting units measured at fair value in a goodwill impairment test. Estimates of fair value for reporting units fall under Level 3 of the fair value hierarchy.
During the fourth quarters of fiscal 2016, fiscal 2015, and fiscal 2014 we performed our annual goodwill impairment tests. Using the methodology described in Note 1, we determined that the estimated fair values of all of our reporting units exceeded their carrying values and that they were not impaired.
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
During the fourth quarter of fiscal 2015 management approved a plan to sell our Quicken business, which was part of our Consumer Ecosystem reporting unit, and we accounted for it as discontinued operations. As a result, we reclassified a portion of the goodwill impairment charge that we recorded in the third quarter of fiscal 2015 to discontinued operations based on the relative fair values of Quicken and the remaining components of our Consumer Ecosystem reporting unit. On April 1, 2016 we completed the sale for cash consideration that was not significant.
3. Cash and Cash Equivalents, Investments and Funds Held for Customers
The following table summarizes our cash and cash equivalents, investments and funds held for customers by balance sheet classification at the dates indicated.

	July 31, 2016		July 31, 2015
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Classification on balance sheets:
Cash and cash equivalents	$638	$638	$808	$808
Investments	441	442	890	889
Funds held for customers	304	304	337	337
Long-term investments	28	28	27	27
Total cash and cash equivalents, investments and funds held for customers	$1,411	$1,412	$2,062	$2,061

Tables of Contents

The following table summarizes our cash and cash equivalents, investments and funds held for customers by investment category at the dates indicated. See Note 2 for more information on our municipal auction rate securities.

	July 31, 2016		July 31, 2015
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Type of issue:
Total cash and cash equivalents	$742	$742	$970	$970
Available-for-sale debt securities:
Municipal bonds	186	186	507	506
Municipal auction rate securities	15	15	15	15
Corporate notes	419	420	546	546
U.S. agency securities	36	36	12	12
Total available-for-sale debt securities	656	657	1,080	1,079
Other long-term investments	13	13	12	12
Total cash and cash equivalents, investments and funds held for customers	$1,411	$1,412	$2,062	$2,061
We include realized gains and losses on our available-for-sale debt securities in interest and other income or expense, net in our statements of operations. Gross realized gains and losses on our available-for-sale debt securities for the twelve months ended July 31, 2016, 2015 and 2014 were not significant.
We accumulate unrealized gains and losses on our available-for-sale debt securities, net of tax, in accumulated other comprehensive income or loss in the stockholders’ equity section of our balance sheets. Gross unrealized gains and losses on our available-for-sale debt securities at July 31, 2016 and July 31, 2015 were not significant.
We periodically review our investment portfolios to determine if any investment is other-than-temporarily impaired due to changes in credit risk or other potential valuation concerns. We believe that the investments that we held at July 31, 2016 were not other-than-temporarily impaired. Unrealized losses on available-for-sale debt securities at July 31, 2016 were not significant and are due to changes in interest rates, including market credit spreads, and not due to increased credit risks associated with specific securities. We do not intend to sell these investments. In addition, it is more likely than not that we will not be required to sell them before recovery at par, which may be at maturity.
The following table summarizes our available-for-sale debt securities classified by the stated maturity date of the security at the dates indicated.

	July 31, 2016		July 31, 2015
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$285	$285	$434	$435
Due within two years	209	210	443	442
Due within three years	143	143	156	156
Due after three years	19	19	47	46
Total available-for-sale debt securities	$656	$657	$1,080	$1,079
Available-for-sale debt securities due after three years in the table above include our municipal auction rate securities. See Note 2, “Fair Value Measurements,” for more information. All of the remaining securities in that category had interest reset dates or mandatory call dates within three years of the dates indicated in the table.

Tables of Contents

4. Property and Equipment
Property and equipment consisted of the following at the dates indicated:

	Life in	July 31,
(Dollars in millions)	Years	2016	2015
Equipment	3-5	$533	$447
Computer software	3-6	619	552
Furniture and fixtures	5	73	71
Leasehold improvements	2-16	296	286
Land	NA	60	7
Buildings	5-30	403	192
Capital in progress	NA	256	188
		2,240	1,743
Less accumulated depreciation and amortization		(1,209)	(1,061)
Total property and equipment, net		$1,031	$682
__________________________
NA = Not Applicable
In January 2016 we completed the purchase of certain leased facilities for $262 million in cash. Capital in progress at July 31, 2016 and July 31, 2015 consisted primarily of costs related to internal use software projects and land and buildings that we are in the process of constructing on our headquarters campus in Mountain View, California. The balance of land and buildings in the capital in progress account was $172 million at July 31, 2016 and $100 million at July 31, 2015. As discussed in Note 1, “Description of Business and Summary of Significant Accounting Policies – Internal Use Software,” we capitalize costs related to the development of computer software for internal use. We capitalized internal use software costs totaling $103 million for the twelve months ended July 31, 2016; $116 million for the twelve months ended July 31, 2015; and $80 million for the twelve months ended July 31, 2014. These amounts included capitalized labor costs of $80 million, $89 million and $46 million, respectively. Costs related to internal use software projects are included in the capital in progress category of property and equipment until project completion, at which time they are transferred to the computer software category.
5. Goodwill and Acquired Intangible Assets
Goodwill
Changes in the carrying value of goodwill by reportable segment during the twelve months ended July 31, 2016 and July 31, 2015 were as shown in the following table. Our reportable segments are described in Note 14, “Segment Information.”

(In millions)	Balance July 31, 2014	Goodwill Acquired/ Adjusted	Goodwill Impairment Charges	Balance July 31, 2015	Goodwill Acquired/ Adjusted	Balance July 31, 2016
Small Business	$1,213	$58	$(114)	$1,157	$16	$1,173
Consumer Tax	17	1	—	18	—	18
ProConnect	93	(2)	—	91	—	91
Totals	$1,323	$57	$(114)	$1,266	$16	$1,282
We had no accumulated goodwill impairment losses for our continuing operations at July 31, 2014. See Note 2, “Fair Value Measurements – Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis,” for a description of the goodwill impairment charge we recorded for our Consumer Ecosystem reporting unit in fiscal 2015. The increase in goodwill in our Small Business segment during the twelve months ended July 31, 2015 was due to a number of small acquisitions, none of which were individually significant.

Tables of Contents

Acquired Intangible Assets
The following table shows the cost, accumulated amortization and weighted average life in years for our acquired intangible assets at the dates indicated. The weighted average lives are calculated for assets that are not fully amortized.

(Dollars in millions)	Customer Lists	Purchased Technology	Trade Names and Logos	Covenants Not to Compete or Sue	Total

At July 31, 2016:
Cost	$241	$369	$23	$32	$665
Accumulated amortization	(240)	(329)	(23)	(29)	(621)
Acquired intangible assets, net	$1	$40	$—	$3	$44
Weighted average life in years	5	6	NA	9	6

At July 31, 2015:
Cost	$243	$371	$24	$32	$670
Accumulated amortization	(239)	(294)	(23)	(27)	(583)
Acquired intangible assets, net	$4	$77	$1	$5	$87
Weighted average life in years	5	5	4	9	5

The following table shows the expected future amortization expense for our acquired intangible assets at July 31, 2016. Amortization of purchased technology is charged to cost of service and other revenue and to amortization of acquired technology in our statements of operations. Amortization of other acquired intangible assets such as customer lists is charged to amortization of other acquired intangible assets in our statements of operations. If impairment events occur, they could accelerate the timing of acquired intangible asset charges.

(In millions)	Expected Future Amortization Expense

Twelve months ending July 31,
2017	$21
2018	14
2019	6
2020	3
2021	—
Thereafter	—
Total expected future amortization expense	$44
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
7. Discontinued Operations
Demandforce, QuickBase, and Quicken
In the fourth quarter of fiscal 2015 management having the authority to do so formally approved a plan to sell our
Demandforce, QuickBase, and Quicken businesses. On February 1, 2016 we completed the sale of our Demandforce business. On April 1, 2016 we completed the sales of our QuickBase and Quicken businesses. We received $463 million in cash and recorded a pre-tax gain of $354 million and a net gain of $173 million on the disposal of these three businesses in fiscal 2016. The decision to sell these businesses was a result of management’s desire to focus resources on our core small business and tax strategy. Demandforce and QuickBase were part of our Small Business segment and Quicken was part of our former Consumer segment.
We determined that our Demandforce, QuickBase, and Quicken businesses became long-lived assets held for sale in the fourth quarter of fiscal 2015. A long-lived asset classified as held for sale is measured at the lower of its carrying amount or fair value less cost to sell. Since the carrying value of these three businesses at July 31, 2015 was less than the estimated fair value less cost to sell, no adjustments to the carrying values of these long-lived assets were necessary.
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
See the table later in this Note 7 for more information on the operating results of Demandforce, QuickBase, and Quicken. The carrying amounts of the major classes of assets and liabilities of Demandforce, QuickBase, and Quicken at July 31, 2015 are shown in the following table.

July 31,
(In millions)	2015
Accounts receivable	$19
Deferred income taxes	5
Prepaid and other current assets	2
Property and equipment, net	25
Goodwill	165
Purchased intangible assets, net	43
Other assets	2
Total assets	261

Accounts payable	7
Accrued compensation	21
Deferred revenue	48
Other current liabilities	17
Long-term deferred revenue	39
Long-term obligations	29
Total liabilities	161
Net assets	$100
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

Tables of Contents

desire to focus resources on our offerings for small businesses, consumers, and accounting professionals. The IFS business comprised substantially all of our former Financial Services reportable segment.
We determined that our IFS business became a long-lived asset held for sale in the fourth quarter of fiscal 2013. A long-lived asset classified as held for sale is measured at the lower of its carrying amount or fair value less cost to sell. Since the carrying value of IFS at July 31, 2013 was less than the estimated fair value less cost to sell, no adjustment to the carrying value of this long-lived asset was necessary.
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
We determined that our Intuit Health business became a long-lived asset held for sale in the fourth quarter of fiscal 2013. A long-lived asset classified as held for sale is measured at the lower of its carrying amount or fair value less cost to sell. Since the carrying value of Intuit Health at July 31, 2013 was less than the estimated fair value less cost to sell, no adjustment to the carrying value of this long-lived asset was necessary.
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

Tables of Contents

Net Income (Loss) from Discontinued Operations
Net revenue from discontinued operations, income or loss from discontinued operations before income taxes, and the components of net income (loss) from discontinued operations were as follows for the periods indicated:

	Twelve Months Ended July 31,
(In millions)	2016	2015	2014
Net revenue from discontinued operations:
Intuit Financial Services	$—	$—	$—
Intuit Health	—	—	1
Demandforce	49	115	107
QuickBase	54	70	57
Quicken	34	51	98
Total net revenue from discontinued operations	$137	$236	$263

Income (loss) from discontinued operations before income taxes:
Intuit Financial Services	$—	$—	$—
Intuit Health	—	—	(1)
Demandforce	(10)	(63)	(51)
QuickBase	10	11	7
Quicken	(2)	(136)	57
Total income (loss) from discontinued operations before income taxes	$(2)	$(188)	$12

Net income (loss) from discontinued operations:
Net income from Intuit Financial Services operations	$—	$—	$—
Net gain on disposal of Intuit Financial Services discontinued operations	—	—	36
Net loss from Intuit Health operations	—	—	—
Net gain on disposal of Intuit Health discontinued operations	—	—	10
Net loss from Demandforce operations	(6)	(39)	(30)
Net income from QuickBase operations	6	7	4
Net income (loss) from Quicken operations	—	(140)	34
Net gain on disposal of Demandforce, QuickBase, and Quicken	173	124	—
Total net income (loss) from discontinued operations	$173	$(48)	$54
The net gain on disposal of Demandforce, QuickBase, and Quicken for the twelve months ended July 31, 2015 was comprised of tax benefits from the anticipated sales of those businesses. See Note 10, “Income Taxes,” for more information.
8. Current Liabilities
Short-Term Debt
On March 12, 2007 we issued $500 million of 5.75% senior unsecured notes due on March 15, 2017. We carried these notes at face value less the unamortized discount on our balance sheets at July 31, 2016 and July 31, 2015. Because their contractual maturities are now within one year, we transferred the notes from long-term liabilities to current liabilities during the third quarter of fiscal 2016. The notes are redeemable by Intuit at any time, subject to a make-whole premium, and include covenants that limit our ability to grant liens on our facilities and to enter into sale and leaseback transactions, subject to significant allowances. We remained in compliance with these covenants at all times during the fiscal year ended July 31, 2016. Interest on the notes is payable semi-annually on March 15 and September 15. We paid $29 million in cash for interest on the notes during each of the twelve months ended July 31, 2016, July 31, 2015, and July 31, 2014.

Tables of Contents

Unsecured Revolving Credit Facilities
On February 17, 2012 we entered into an agreement with certain institutional lenders for an unsecured revolving credit facility that was due to expire on February 17, 2017. On February 1, 2016 the $745 million outstanding balance was paid in full and the credit facility was terminated.
On February 1, 2016 we entered into a master credit agreement with certain institutional lenders for a new five-year credit facility in an aggregate principal amount of $1.5 billion. The master credit agreement includes a $500 million unsecured term loan and a $1 billion unsecured revolving credit facility that will expire on February 1, 2021. See Note 9, “Long-Term Obligations and Commitments – Long-Term Debt,” for more information regarding the term loan. Under the new master credit agreement we may, subject to certain customary conditions, on one or more occasions increase commitments under the revolving credit facility in an amount not to exceed $250 million in the aggregate and may extend the maturity date up to two times. Advances under the revolving credit facility accrue interest at rates that are equal to, at our election, either Bank of America's alternate base rate plus a margin that ranges from 0.0% to 0.5% or the London Interbank Offered Rate (LIBOR) plus a margin that ranges from 0.9% to 1.5%. Actual margins under either election will be based on our senior debt credit ratings. The master credit agreement includes customary affirmative and negative covenants, including financial covenants that require us to maintain a ratio of total debt to annual earnings before interest, taxes, depreciation and amortization (EBITDA) of not greater than 3.25 to 1.00 as of any date and a ratio of annual EBITDA to annual interest expense of not less than 3.00 to 1.00 as of the last day of each fiscal quarter. We remained in compliance with these covenants at all times during the fiscal year ended July 31, 2016. During the twelve months ended July 31, 2016 we borrowed and repaid $250 million under this revolving credit facility and at July 31, 2016 no amounts were outstanding.
Other Current Liabilities
Other current liabilities were as follows at the dates indicated:

	July 31,
(In millions)	2016	2015
Reserve for product returns	$7	$12
Reserve for rebates	14	12
Current portion of license fee payable	10	10
Current portion of deferred rent	6	8
Interest payable	11	10
Executive deferred compensation plan liabilities	69	63
Other	44	35
Total other current liabilities	$161	$150
9. Long-Term Obligations and Commitments
Long-Term Debt
On February 1, 2016 we entered into a master credit agreement with certain institutional lenders for a new five-year credit facility in an aggregate principal amount of $1.5 billion. The master credit agreement includes a $500 million unsecured term loan and a $1 billion unsecured revolving credit facility that will expire on February 1, 2021. See Note 8, “Current Liabilities – Unsecured Revolving Credit Facilities,” for more information regarding the revolving credit facility. Under the master credit agreement we may, subject to certain customary conditions, on one or more occasions increase commitments under the term loan in an amount not to exceed $500 million in the aggregate. The term loan accrues interest at rates that are equal to, at our election, either Bank of America's alternate base rate plus a margin that ranges from 0.125% to 0.875% or LIBOR plus a margin that ranges from 1.125% to 1.875%. Actual margins under either election will be based on our senior debt credit ratings. The master credit agreement includes customary affirmative and negative covenants. See Note 8, “Current Liabilities – Unsecured Revolving Credit Facilities,” for more information. The term loan is subject to quarterly principal payments of 2.5% of the loan amount beginning in July 2017, with the balance payable on February 1, 2021. At July 31, 2016, $500 million was outstanding under the term loan, of which $12 million was classified as short-term debt. Interest on the term loan is payable monthly. We paid $4 million in cash for interest on the term loan during the twelve months ended July 31, 2016.

Tables of Contents

Other Long-Term Obligations
Other long-term obligations were as follows at the dates indicated:

	July 31,
(In millions)	2016	2015
Total deferred rent	$56	$49
Total license fee payable	26	34
Long-term income tax liabilities	54	45
Long-term deferred income tax liabilities	7	50
Other	20	13
Total long-term obligations	163	191
Less current portion (included in other current liabilities)	(17)	(19)
Long-term obligations due after one year	$146	$172
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
Annual minimum commitments under purchase obligations and operating leases at July 31, 2016 were as shown in the table below.

(In millions)	Purchase Obligations	Operating Lease Commitments	Sublease Income	Net Operating Lease Commitments
Fiscal year ending July 31,
2017	$29	$60	$21	$39
2018	25	58	21	37
2019	7	50	17	33
2020	—	48	16	32
2021	—	46	12	34
Thereafter	—	176	4	172
Total commitments	$61	$438	$91	$347
Rent expense net of sublease income for continuing operations totaled $36 million for the twelve months ended July 31, 2016, $59 million for the twelve months ended July 31, 2015, and $54 million for the twelve months ended July 31, 2014. Rent expense includes base contractual rent and contractual variable expenses such as building maintenance, utilities, property taxes and insurance. Sublease income for continuing operations totaled $10 million for the twelve months ended July 31, 2016 and was not significant for the twelve months ended July 31, 2015 and July 31, 2014.

Tables of Contents

10. Income Taxes
The provision for income taxes from continuing operations consisted of the following for the periods indicated:

	Twelve Months Ended July 31,
(In millions)	2016	2015	2014
Current:
Federal	$401	$253	$358
State	33	20	21
Foreign	13	7	10
Total current	447	280	389
Deferred:
Federal	(42)	14	51
State	(7)	1	5
Foreign	(1)	4	2
Total deferred	(50)	19	58
Total provision for income taxes from continuing operations	$397	$299	$447
Excess tax benefits associated with share-based compensation deductions are credited to stockholders’ equity. The reductions of income taxes payable resulting from share-based compensation deductions that were credited to stockholders’ equity were approximately $59 million for the twelve months ended July 31, 2016, $85 million for the twelve months ended July 31, 2015, and $82 million for the twelve months ended July 31, 2014.
The sources of income from continuing operations before the provision for income taxes consisted of the following for the periods indicated:

	Twelve Months Ended July 31,
(In millions)	2016	2015	2014
United States	$1,205	$716	$1,276
Foreign	(2)	(4)	24
Total	$1,203	$712	$1,300
Differences between income taxes calculated using the federal statutory income tax rate of 35% and the provision for income taxes from continuing operations were as follows for the periods indicated:

	Twelve Months Ended July 31,
(In millions)	2016	2015	2014
Income from continuing operations before income taxes	$1,203	$712	$1,300

Statutory federal income tax	$421	$249	$455
State income tax, net of federal benefit	17	15	17
Federal research and experimentation credits	(33)	(19)	(7)
Domestic production activities deduction	(34)	(19)	(25)
Share-based compensation	16	15	8
Effects of non-U.S. operations	11	12	1
Non-deductible goodwill	—	40	—
Other, net	(1)	6	(2)
Total provision for income taxes from continuing operations	$397	$299	$447

In December 2015 the Consolidated Appropriations Act, 2016 was signed into law. The Act includes a permanent reinstatement of the federal research and experimentation credit that was retroactive to January 1, 2015. We recorded a discrete tax benefit of approximately $12 million for the retroactive effect during the twelve months ended July 31 2016.

Tables of Contents

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
Significant deferred tax assets and liabilities were as follows at the dates indicated:

	July 31,
(In millions)	2016	2015
Deferred tax assets:
Accruals and reserves not currently deductible	$33	$24
Deferred revenue	56	12
Deferred rent	14	10
Accrued and deferred compensation	55	52
Loss and tax credit carryforwards	51	44
Share-based compensation	62	52
Net basis difference in investments held for sale	—	122
Other, net	11	7
Total deferred tax assets	282	323
Deferred tax liabilities:
Intangible assets	86	87
Property and equipment	24	20
Total deferred tax liabilities	110	107
Total net deferred tax assets	172	216
Valuation allowance	(40)	(30)
Total net deferred tax assets, net of valuation allowance	$132	$186
The components of total net deferred tax assets, net of valuation allowances, as shown on our balance sheets were as follows at the dates indicated:

	July 31,
(In millions)	2016	2015
Current deferred income taxes	$—	$231
Long-term deferred income taxes	139	5
Long-term deferred income taxes included in other long-term obligations	(7)	(50)
Total net deferred tax assets, net of valuation allowance	$132	$186
In the second quarter of fiscal 2016, we elected to early adopt ASU 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes,” on a prospective basis. This new standard requires all deferred tax assets and liabilities, and any related valuation allowance, to be classified as noncurrent on the balance sheet. Prior periods were not adjusted.

We have provided a valuation allowance related to state tax credit carryforwards, foreign operating loss carryforwards, and state capital and operating loss carryforwards that we believe are unlikely to be realized. Changes in the valuation allowance during the twelve months ended July 31, 2016 were primarily related to an increase in the valuation allowance for foreign operating loss carryforwards, state tax credit and state capital loss carryforwards. Changes in the valuation allowance during the twelve months ended July 31, 2015 were primarily related to an increase in the valuation allowance for state tax credit and foreign operating loss carryforwards, offset with a reduction in the valuation allowance for state capital loss carryforwards.
At July 31, 2016, the income tax expense associated with the net gain from discontinued operations consisted of $179 million related to the sale of Demandforce, QuickBase, and Quicken, and $2 million related to the increase of valuation allowance on state capital loss carryforwards.
At July 31, 2015, the deferred tax asset for the net basis difference in the Demandforce investment held for sale was $122 million. We recorded the related tax benefit to the net gain on disposal of Demandforce, QuickBase, and Quicken. See Note 7, “Discontinued Operations,” for more information.
At July 31, 2015, the deferred tax asset for the state capital loss carryforwards on the sale of Intuit Websites and Intuit Financial Services was $4 million, on which there was a valuation allowance of $1 million. During the twelve months ended July 31,

Tables of Contents

2015 the valuation allowance was reduced by $2 million and the related tax benefit was recorded to tax benefit from discontinued operations. See Note 7, “Discontinued Operations,” for more information.
At July 31, 2016, we had total federal net operating loss carryforwards of approximately $19 million that will start to expire in fiscal 2029. Utilization of the net operating losses is subject to annual limitation. The annual limitation may result in the expiration of net operating losses before utilization.
At July 31, 2016, we had total state net operating loss carryforwards of approximately $156 million for which we have recorded a deferred tax asset of $8 million and a valuation allowance of $5 million. The state net operating losses will start to expire in fiscal 2017. Utilization of the net operating losses is subject to annual limitation. The annual limitation may result in the expiration of net operating losses before utilization.
At July 31, 2016, we had Singapore operating loss carryforwards of approximately $76 million which have an indefinite carryforward period. We recorded a full valuation allowance on the related deferred tax asset.
At July 31, 2016, we had California research and experimentation credit carryforwards of approximately $52 million. If realized, $11 million of the carryfoward will be recognized as additional paid in capital. We recorded a full valuation on the related deferred tax asset.
Unrecognized Tax Benefits
The aggregate changes in the balance of our gross unrecognized tax benefits were as follows for the periods indicated:

	Twelve Months Ended July 31,
(In millions)	2016	2015	2014
Gross unrecognized tax benefits, beginning balance	$56	$40	$39
Increases related to tax positions from prior fiscal years, including acquisitions	7	15	4
Decreases related to tax positions from prior fiscal years	(7)	(1)	(8)
Increases related to tax positions taken during current fiscal year	15	5	5
Settlements with tax authorities	(11)	(3)	—
Gross unrecognized tax benefits, ending balance	$60	$56	$40
The total amount of our unrecognized tax benefits at July 31, 2016 was $60 million. Net of related deferred tax assets, unrecognized tax benefits were $40 million at that date. If we were to recognize these net benefits, our income tax expense would reflect a favorable net impact of $40 million. We do not believe that it is reasonably possible that there will be a significant increase or decrease in unrecognized tax benefits over the next 12 months.
We file U.S. federal, U.S. state, and foreign tax returns. Our major tax jurisdictions are U.S. federal and the State of California. For U.S. federal tax returns we are no longer subject to tax examinations for years prior to fiscal 2013. For California tax returns we are no longer subject to tax examinations for years prior to fiscal 2009.
We recognize interest and penalties related to unrecognized tax benefits within the provision for income taxes. Amounts accrued at July 31, 2016 and July 31, 2015 for the payment of interest and penalties were not significant. The amounts of interest and penalties that we recognized during the twelve months ended July 31, 2016, 2015 and 2014 were also not significant.
11. Stockholders’ Equity
Stock Repurchase Programs
Intuit’s Board of Directors has authorized a series of common stock repurchase programs. Shares of common stock repurchased under these programs become treasury shares. Under these programs, we repurchased 24.8 million shares of our common stock for $2.3 billion during the twelve months ended July 31, 2016; 13.8 million shares for $1.2 billion during the twelve months ended July 31, 2015; and 22.5 million shares for $1.6 billion during the twelve months ended July 31, 2014. At July 31, 2016, we had authorization from our Board of Directors to expend up to an additional $360 million for stock repurchases through May 19, 2019. On August 19, 2016 our Board approved a new stock repurchase program under which we are authorized to repurchase up to an additional $2 billion of our common stock. Future stock repurchases under the current program are at the discretion of management, and authorization of future stock repurchase programs is subject to the final determination of our Board of Directors.
To facilitate our stock repurchase program, from time to time we repurchase shares in the open market. On August 23, 2013 we entered into an accelerated share repurchase (ASR) agreement with a large financial institution to repurchase $1.4 billion of

Tables of Contents

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
Dividends on Common Stock
During fiscal 2016 we declared and paid cash dividends that totaled $1.20 per share of outstanding common stock or approximately $318 million. In August 2016 our Board of Directors declared a quarterly cash dividend of $0.34 per share of outstanding common stock payable on October 18, 2016 to stockholders of records at the close of business on October 10, 2016. Future declarations of dividends and the establishment of future record dates and payment dates are subject to the final determination of our Board of Directors.
Description of 2005 Equity Incentive Plan
Our stockholders initially approved our 2005 Equity Incentive Plan (2005 Plan) on December 9, 2004. On January 23, 2014 our stockholders approved an Amended and Restated 2005 Equity Incentive Plan (Restated 2005 Plan) that expires on October 29, 2023. Under the Restated 2005 Plan, we are permitted to grant incentive and non-qualified stock options, restricted stock awards, restricted stock units (RSUs), stock appreciation rights and stock bonus awards to our employees, non-employee directors, and consultants. The Compensation and Organizational Development Committee of our Board of Directors or its delegates determine who will receive grants, when those grants will be exercisable, their exercise price and other terms. We are permitted to issue up to 115 million shares under the Restated 2005 Plan. The plan provides a fungible share reserve. Each stock option granted on or after November 1, 2010 reduces the share reserve by one share and each restricted stock award or restricted stock unit granted reduces the share reserve by 2.3 shares. Stock options forfeited and returned to the pool of shares available for grant increase the pool by one share for each share forfeited. Restricted stock awards and RSUs forfeited and returned to the pool of shares available for grant increase the pool by 2.3 shares for each share forfeited. At July 31, 2016, there were approximately 9 million shares available for grant under this plan. Stock options granted under the 2005 Plan and the Restated 2005 Plan typically vest over three years based on continued service and have a seven year term. RSUs granted under those plans typically vest over three years based on continued service. Certain RSUs granted to senior management vest based on the achievement of pre-established performance or market goals.
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
Under the ESPP, employees purchased 882,206 shares of Intuit common stock during the twelve months ended July 31, 2016; 892,632 shares during the twelve months ended July 31, 2015; and 1,044,961 shares during the twelve months ended July 31, 2014. At July 31, 2016, there were 3,756,567 shares available for issuance under this plan.

Tables of Contents

Share-Based Compensation Expense
The following table summarizes the total share-based compensation expense that we recorded in operating income from continuing operations for the periods shown.

	Twelve Months Ended July 31,
(In millions except per share amounts)	2016	2015	2014
Cost of service and other revenue	$8	$6	$7
Selling and marketing	77	69	53
Research and development	90	80	59
General and administrative	103	87	67
Total share-based compensation expense from continuing operations	278	242	186
Income tax benefit	(86)	(75)	(60)
Decrease in net income from continuing operations	$192	$167	$126

Decrease in net income per share from continuing operations:
Basic	$0.73	$0.59	$0.44
Diluted	$0.72	$0.58	$0.43
We capitalized $6 million in share-based compensation related to internal use software projects during the twelve months ended July 31, 2016. The table above also excludes share-based compensation expense for our discontinued operations, which totaled $3 million during the twelve months ended July 31, 2016, $15 million during the twelve months ended July 31, 2015, and $18 million during the twelve months ended July 31, 2014. Because we have not reclassified our statements of cash flows to segregate discontinued operations, these amounts are included in share-based compensation expense on our statements of cash flows for that period.
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

Tables of Contents

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
Dividends. We use an annualized expected dividend yield in our option valuation model. We paid quarterly cash dividends during fiscal 2016, fiscal 2015, and fiscal 2014 and currently expect to continue to pay cash dividends in the future.
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
We used the following assumptions to estimate the fair value of stock options granted and shares purchased under our Employee Stock Purchase Plan for the periods indicated:

	Twelve Months Ended July 31,
	2016	2015	2014
Assumptions for stock options:
Expected volatility (range)	22% - 26%	22% - 24%	22% - 24%
Weighted average expected volatility	22%	23%	23%
Risk-free interest rate (range)	0.98% - 1.49%	1.13% - 1.47%	1.01% - 1.40%
Expected dividend yield	1.06% - 1.36%	0.93% - 1.05%	0.92% - 1.06%

Assumptions for ESPP:
Expected volatility (range)	23% - 26%	20% - 23%	19% - 22%
Weighted average expected volatility	25%	21%	21%
Risk-free interest rate (range)	0.06% - 0.47%	0.01% - 0.15%	0.02% - 0.08%
Expected dividend yield	1.13% - 1.34%	0.96% - 1.19%	0.94% - 1.15%

Tables of Contents

Share-Based Awards Available for Grant
A summary of share-based awards available for grant under our 2005 Equity Incentive Plan for the fiscal periods indicated was as follows:

(Shares in thousands)	Shares Available for Grant
Balance at July 31, 2013	12,120
Additional shares authorized	19,000
Options granted	(2,206)
Restricted stock units granted (1)	(8,959)
Share-based awards canceled/forfeited/expired (1)(2)	4,248
Balance at July 31, 2014	24,203
Options granted	(1,981)
Restricted stock units granted (1)	(8,053)
Share-based awards canceled/forfeited/expired (1)(2)	3,014
Balance at July 31, 2015	17,183
Options granted	(2,553)
Restricted stock units granted (1)	(9,364)
Share-based awards canceled/forfeited/expired (1)(2)	3,724
Balance at July 31, 2016	8,990
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

Tables of Contents

Stock Option Activity and Related Share-Based Compensation Expense
A summary of stock option activity for the periods indicated was as follows:

	Options Outstanding
(Shares in thousands)	Number of Shares	Weighted Average Exercise Price Per Share
Balance at July 31, 2013	14,206	$43.77
Granted	2,206	82.15
Assumed in connection with acquisitions	261	5.16
Exercised	(5,041)	37.74
Canceled or expired	(694)	54.77
Balance at July 31, 2014	10,938	52.67
Granted	1,981	106.86
Exercised	(3,704)	41.65
Canceled or expired	(502)	62.32
Balance at July 31, 2015	8,713	69.13
Granted	2,553	113.08
Exercised	(2,566)	48.93
Canceled or expired	(354)	74.56
Balance at July 31, 2016	8,346	$88.55
Information regarding stock options outstanding as of July 31, 2016 is summarized below:

	Number of Shares (in thousands)	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value (in millions)
Options outstanding	8,346	6.07	$88.55	$206
Options vested and expected to vest	7,693	5.89	$86.76	$203
Options exercisable	3,757	3.81	$68.38	$168
Options expected to vest are unvested shares net of expected forfeitures. The aggregate intrinsic values at July 31, 2016 are calculated as the difference between the exercise price of the underlying options and the market price of our common stock for shares that were in-the-money at that date. In-the-money options at July 31, 2016 were options that had exercise prices that were lower than the $110.99 market price of our common stock at that date.

Tables of Contents

Additional information regarding our stock options and ESPP shares is shown in the table below.

	Twelve Months Ended July 31,
(In millions except per share amounts)	2016	2015	2014
Weighted average fair value of options granted (per share)	$20.35	$19.39	$21.34

Total grant date fair value of options vested	$32	$36	$28

Aggregate intrinsic value of options exercised	$134	$191	$177

Share-based compensation expense for stock options and ESPP	$48	$48	$43

Total tax benefit for stock option and ESPP share-based compensation	$13	$11	$11

Cash received from option exercises	$126	$154	$190

Cash tax benefits realized related to tax deductions for non-qualified option exercises and disqualifying dispositions under all share-based payment arrangements	$47	$68	$63
At July 31, 2016, there was $75 million of unrecognized compensation cost related to non-vested stock options that we will amortize to expense in the future. Unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize that cost over a weighted average vesting period of 2.4 years.
Restricted Stock Unit Activity and Related Share-Based Compensation Expense
A summary of restricted stock unit (RSU) activity for the periods indicated was as follows:

(Shares in thousands)	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at July 31, 2013	9,184	$55.23
Granted	3,896	71.37
Assumed or granted in connection with acquisitions	782	71.00
Vested	(2,820)	53.98
Forfeited	(1,587)	61.76
Nonvested at July 31, 2014	9,455	62.46
Granted	3,501	89.58
Assumed or granted in connection with acquisitions	292	91.87
Vested	(3,155)	67.00
Forfeited	(1,177)	62.32
Nonvested at July 31, 2015	8,916	72.48
Granted	4,072	99.30
Vested	(2,392)	78.07
Forfeited	(1,557)	77.03
Nonvested at July 31, 2016	9,039	$82.30

Tables of Contents

Additional information regarding our RSUs is shown in the table below.

	Twelve Months Ended July 31,
(In millions)	2016	2015	2014
Total fair market value of shares vested	$288	$282	$204

Share-based compensation for RSUs	$230	$194	$143

Total tax benefit related to RSU share-based compensation expense	$73	$64	$49

Cash tax benefits realized for tax deductions for RSUs	$92	$96	$134
At July 31, 2016, there was $510 million of unrecognized compensation cost related to non-vested RSUs that we will amortize to expense in the future. Unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize that cost over a weighted average vesting period of 2.4 years.
Accumulated Other Comprehensive Loss
Comprehensive income consists of two elements, net income and other comprehensive income (loss). Other comprehensive income (loss) items are recorded in the stockholders’ equity section of our balance sheets and excluded from net income. Our other comprehensive income (loss) consists of unrealized gains and losses on marketable debt securities classified as available-for-sale and foreign currency translation adjustments for subsidiaries with functional currencies other than the U.S. dollar.
The following table shows the components of accumulated other comprehensive loss, net of income taxes, in the stockholders’ equity section of our balance sheets at the dates indicated.

	July 31,
(In millions)	2016	2015
Unrealized gains on available-for-sale debt securities	$1	$—
Foreign currency translation adjustments	(33)	(30)
Total accumulated other comprehensive loss	$(32)	$(30)
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
We had liabilities related to this plan of $69 million at July 31, 2016 and $63 million at July 31, 2015. We have matched the plan liabilities with similar performing assets, which are primarily investments in life insurance contracts. These assets are recorded in other long-term assets while liabilities related to obligations are recorded in other current liabilities on our balance sheets.
401(k) Plan
In the United States, employees who participate in the Intuit Inc. 401(k) Plan may currently contribute up to 50% of pre-tax compensation, subject to Internal Revenue Service limitations and the terms and conditions of the plan. We match a portion of employee contributions, currently 125% up to six percent of salary, subject to Internal Revenue Service limitations. Matching

Tables of Contents

contributions were $46 million for the twelve months ended July 31, 2016; $44 million for the twelve months ended July 31, 2015; and $43 million for the twelve months ended July 31, 2014.
13. Litigation
In fiscal 2015 Intuit was contacted by regulatory authorities, including Congress, the Federal Trade Commission, the SEC, the Department of Justice and certain state Attorneys General, which are conducting inquiries in connection with the increase during the 2015 tax season in attempts by criminals using stolen identity information to file fraudulent tax returns and claim refunds at the state and federal levels. Intuit is cooperating with all such government inquiries, including formal requests for information. In addition, we are the subject of certain actions, including a consolidated putative class action lawsuits by individuals who claim to have suffered damages in connection with the foregoing events. We believe that the allegations contained within these lawsuits are without merit, and we intend to vigorously defend against them.
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
Small Business. Our Small Business segment includes the following offerings, which target small businesses and the accounting professionals who serve and advise them.

•	QuickBooks financial and business management online services and desktop software; QuickBooks technical support; financial supplies; and third-party applications that integrate with our offerings.

•
QuickBooks Online Accountant, QuickBooks Accountant Desktop, and QuickBooks Desktop Accountant Plus, as well as the QuickBooks ProAdvisor Program, all of which are intended for the accounting professionals who serve small businesses.

•
Small business payroll products and services, including online payroll offerings such as QuickBooks Online Payroll and Intuit Online Payroll; desktop payroll offerings such as QuickBooks Basic Payroll and QuickBooks Enhanced Payroll; and full-service payroll offerings such as QuickBooks Assisted Payroll and Intuit Full Service Payroll.

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
ProConnect. Our ProConnect segment targets professional accountants in the U.S. and Canada, who are essential to both small business success and doing the nations’ taxes. Our ProConnect professional tax offerings include Lacerte, ProSeries, ProFile, and ProConnect Tax Online, electronic tax filing services, bank product transmission services, and training services.
All of our segments operate primarily in the United States and sell primarily to customers in the United States. International total net revenue was less than 5% of consolidated total net revenue for the twelve months ended July 31, 2016, 2015 and 2014.
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

	Twelve Months Ended July 31,
(In millions)	2016	2015	2014

Net revenue:
Small Business	$2,293	$2,108	$2,158
Consumer Tax	1,973	1,800	1,663
ProConnect	428	284	422
Total net revenue	$4,694	$4,192	$4,243

Operating income from continuing operations:
Small Business	874	696	852
Consumer Tax	1,287	1,131	1,075
ProConnect	268	108	268
Total segment operating income	2,429	1,935	2,195
Unallocated corporate items:
Share-based compensation expense	(278)	(242)	(186)
Other common expenses	(875)	(765)	(684)
Amortization of acquired technology	(22)	(30)	(18)
Amortization of other acquired intangible assets	(12)	(12)	(7)
Goodwill and intangible asset impairment charges	—	(148)	—
Total unallocated corporate items	(1,187)	(1,197)	(895)
Total operating income from continuing operations	$1,242	$738	$1,300

Tables of Contents

15. Selected Quarterly Financial Data (Unaudited)
The following tables contain selected quarterly financial data for the twelve months ended July 31, 2016 and July 31, 2015. We have classified our Demandforce, QuickBase, and Quicken businesses as discontinued operations and as a result have segregated their operating results from continuing operations in our statements of operations and in these tables. See Note 7, “Discontinued Operations,” for more information.

	Fiscal 2016 Quarter Ended
(In millions, except per share amounts)	October 31	January 31	April 30	July 31
Total net revenue	$713	$923	$2,304	$754
Cost of revenue	166	199	216	171
All other costs and expenses	576	682	803	639
Operating income (loss) from continuing operations	(29)	42	1,285	(56)
Net income (loss) from continuing operations	(31)	29	848	(40)
Net income (loss) from discontinued operations	—	(5)	178	—
Net income (loss)	(31)	24	1,026	(40)

Basic net income (loss) per share from continuing operations	$(0.11)	$0.11	$3.30	$(0.16)
Basic net income (loss) per share from discontinued operations	—	(0.02)	0.70	—
Basic net income (loss) per share	$(0.11)	$0.09	$4.00	$(0.16)

Diluted net income (loss) per share from continuing operations	$(0.11)	$0.11	$3.26	$(0.16)
Diluted net income (loss) per share from discontinued operations	—	(0.02)	0.68	—
Diluted net income (loss) per share	$(0.11)	$0.09	$3.94	$(0.16)

	Fiscal 2015 Quarter Ended
(In millions, except per share amounts)	October 31	January 31	April 30	July 31
Total net revenue	$612	$749	$2,135	$696
Cost of revenue	159	188	202	176
All other costs and expenses	562	650	867	650
Operating income (loss) from continuing operations	(109)	(89)	1,066	(130)
Net income (loss) from continuing operations	(81)	(60)	656	(102)
Net income (loss) from discontinued operations	(3)	(6)	(155)	116
Net income (loss)	(84)	(66)	501	14

Basic net income (loss) per share from continuing operations	$(0.28)	$(0.21)	$2.37	$(0.37)
Basic net income (loss) per share from discontinued operations	(0.01)	(0.02)	(0.56)	0.42
Basic net income (loss) per share	$(0.29)	$(0.23)	$1.81	$0.05

Diluted net income (loss) per share from continuing operations	$(0.28)	$(0.21)	$2.33	$(0.37)
Diluted net income (loss) per share from discontinued operations	(0.01)	(0.02)	(0.55)	0.42
Diluted net income (loss) per share	$(0.29)	$(0.23)	$1.78	$0.05

Tables of Contents

Schedule II
INTUIT INC.
VALUATION AND QUALIFYING ACCOUNTS

(In millions)	Beginning Balance	Additions Charged to Expense/ Revenue	Deductions	Ending Balance
Year ended July 31, 2016
Allowance for doubtful accounts	$45	$49	$(43)	$51
Reserve for product returns	12	70	(75)	7
Reserve for rebates	12	103	(101)	14

Year ended July 31, 2015
Allowance for doubtful accounts	$40	$57	$(52)	$45
Reserve for product returns	15	79	(82)	12
Reserve for rebates	21	97	(106)	12

Year ended July 31, 2014
Allowance for doubtful accounts	$38	$50	$(48)	$40
Reserve for product returns	14	87	(86)	15
Reserve for rebates	14	103	(96)	21

Notes:	The table above excludes balances and activity for our discontinued operations for all periods presented.

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
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of July 31, 2016 based on the guidelines established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of this evaluation, our management has concluded that our internal control over financial reporting was effective as of July 31, 2016 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. We reviewed the results of management’s assessment with the Audit and Risk Committee of Intuit’s Board of Directors.

Ernst & Young LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of July 31, 2016. Their report is included in Item 8 of this Annual Report on Form 10-K.
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

Tables of Contents

PART III
ITEM 10
DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Except for the information about our executive officers shown below, the information required by this Item 10 is incorporated by reference from the information contained in our Proxy Statement to be filed with the U.S. Securities and Exchange Commission in connection with the solicitation of proxies for our 2017 Annual Meeting of Stockholders (the “2017 Proxy Statement”) under the sections entitled “Our Board of Directors and Nominees – Directors Standing for Election,” “Corporate Governance,” and “Security Ownership of Certain Beneficial Owners and Management – Section 16(a) Beneficial Ownership Reporting Compliance.”
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
EXECUTIVE OFFICERS
The following table shows Intuit’s executive officers as of July 31, 2016 and their areas of responsibility. Their biographies follow the table.

Name	Age	Position

Brad D. Smith	52	Chairman of the Board of Directors, President and Chief Executive Officer
Scott D. Cook	64	Chairman of the Executive Committee
Laura A. Fennell	55	Executive Vice President, General Counsel and Corporate Secretary
Sasan K. Goodarzi	48	Executive Vice President and General Manager, Small Business Group
H. Tayloe Stansbury	55	Executive Vice President and Chief Technology Officer
Daniel A. Wernikoff	44	Executive Vice President and General Manager, Consumer Tax Group
R. Neil Williams	63	Executive Vice President and Chief Financial Officer
Mark J. Flournoy	50	Vice President, Corporate Controller and Chief Accounting Officer
Mr. Smith has been President and Chief Executive Officer and a member of the Board of Directors since January 2008. He became Chairman of the Board in January 2016. He was Senior Vice President and General Manager, Small Business Division from May 2006 to December 2007 and Senior Vice President and General Manager, QuickBooks from May 2005 to May 2006. He also served as Senior Vice President and General Manager, Consumer Tax Group from March 2004 until May 2005 and as Vice President and General Manager of Intuit’s Accountant Central and Developer Network from February 2003 to March 2004. Prior to joining Intuit in February 2003, Mr. Smith was Senior Vice President of Marketing and Business Development at ADP, a provider of business outsourcing solutions, where he held several executive positions from 1996 to 2003. Mr. Smith also serves on the board of directors of Nordstrom, Inc. Mr. Smith holds a Bachelor’s degree in Business Administration from Marshall University and a Master’s degree in Management from Aquinas College.
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
Ms. Fennell has been Executive Vice President, General Counsel and Corporate Secretary since August 2015 and previously served as Senior Vice President, General Counsel and Corporate Secretary from February 2007. She leads Intuit’s legal, corporate affairs, privacy, and information security teams. Ms. Fennell joined Intuit as Vice President, General Counsel and Corporate Secretary in April 2004. Prior to joining Intuit, Ms. Fennell spent nearly eleven years at Sun Microsystems, Inc., most recently as Vice President of Corporate Legal Resources, as well as Acting General Counsel. Prior to joining Sun, she was

Tables of Contents

an associate attorney at Wilson Sonsini, Goodrich & Rosati PC. Ms. Fennell sits on the board of directors of the Children’s Discovery Museum of San Jose. Ms. Fennell holds a Bachelor of Science degree in Business Administration from California State University, Chico and a Juris Doctor from Santa Clara University.
Mr. Goodarzi has been Executive Vice President and General Manager of Intuit’s Small Business Group since May 2016. He previously was Executive Vice President and General Manager of Intuit’s Consumer Tax Group from August 2015 through April 2016 and from August 2013 to July 2015 served as Senior Vice President and General Manager of the Consumer Tax Group. He rejoined Intuit in August 2011 as Senior Vice President and Chief Information Officer, serving in that capacity until July 2013, prior to which he had served as Chief Executive Officer of Nexant Inc., a privately held provider of intelligent grid software and clean energy solutions, since November 2010. During his previous tenure at Intuit from 2004 to 2010, Mr. Goodarzi led several business units including Intuit Financial Services and the professional tax division. Prior to joining Intuit, Mr. Goodarzi worked for Invensys, a global provider of industrial automation, transportation and controls technology, serving as global president of the products group. He also held a number of senior leadership roles in the automation control division at Honeywell and served as the chief executive officer and co-founder of a technology startup, Lazer Cables Inc. Mr. Goodarzi holds a Bachelor’s degree in Electrical Engineering from the University of Central Florida and a Master’s degree in Business Administration from the Kellogg School of Management at Northwestern University.
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
Mr. Wernikoff has been Executive Vice President and General Manager of Intuit’s Consumer Tax Group since May 2016. He previously was Executive Vice President and General Manager of Intuit’s Small Business Group from August 2015 through April 2016 and from April 2014 to July 2015 served as Senior Vice President and General Manager of the Small Business Group. He previously was the Senior Vice President and General Manager of Intuit’s Small Business Financial Solutions Group from August 2013. From August 2010 to July 2013, he served as General Manager of Intuit’s Financial Management Solutions business unit and was promoted from Vice President to Senior Vice President in August 2011. Mr. Wernikoff joined Intuit in March 2003 and was promoted to Vice President in August 2007. He held various executive roles in Payments, QuickBooks and Financial Management Solutions from August 2007 to August 2010. Mr. Wernikoff’s previous experience includes leadership positions at Charles Schwab, Bank One Corp., and First Chicago Capital Markets. Mr. Wernikoff holds a Bachelor’s degree in Finance from Miami University of Ohio and a Master’s degree in Business Administration from the University of Pittsburgh.
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
ITEM 11
EXECUTIVE COMPENSATION
The information required by this Item 11 is incorporated by reference from the information contained in our 2017 Proxy Statement under the sections entitled “Corporate Governance – Compensation Committee Interlocks and Insider Participation,” “Director Compensation,” “Equity Compensation Plan Information,” and “Executive Compensation.”

Tables of Contents

ITEM 12
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item 12 is incorporated by reference from the information contained in our 2017 Proxy Statement under the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation.”
ITEM 13
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item 13 is incorporated by reference from the information contained in our 2017 Proxy Statement under the sections entitled “Corporate Governance – Director Independence” and “Transactions with Related Persons.”
ITEM 14
PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item 14 is incorporated by reference from the information contained in our 2017 Proxy Statement under the section entitled “Proposal No. 2 – Ratification of Selection of Independent Registered Public Accounting Firm.”

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

INTUIT INC.
Dated:	September 1, 2016	By:	/s/ R. NEIL WILLIAMS
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

Name	Title	Date
Principal Executive Officer:
/s/ BRAD D. SMITH	Chairman of the Board of Directors, President and Chief Executive Officer	September 1, 2016
Brad D. Smith

Principal Financial Officer:
/s/ R. NEIL WILLIAMS	Executive Vice President and Chief Financial Officer	September 1, 2016
R. Neil Williams

Principal Accounting Officer:
/s/ MARK J. FLOURNOY	Vice President, Corporate Controller and Chief Accounting Officer	September 1, 2016
Mark J. Flournoy

Additional Directors:
/s/ EVE BURTON	Director	September 1, 2016
Eve Burton

/s/ SCOTT D. COOK	Director	September 1, 2016
Scott D. Cook

/s/ RICHARD DALZELL	Director	September 1, 2016
Richard Dalzell

/s/ DIANE B. GREENE	Director	September 1, 2016
Diane B. Greene

/s/ SUZANNE NORA JOHNSON	Director	September 1, 2016
Suzanne Nora Johnson

/s/ DENNIS D. POWELL	Director	September 1, 2016
Dennis D. Powell

/s/ RAUL VAZQUEZ	Director	September 1, 2016
Raul Vazquez

/s/ JEFF WEINER	Director	September 1, 2016
Jeff Weiner

Tables of Contents

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference Form/File No.	Date

3.01	Restated Intuit Certificate of Incorporation, dated as of January 19, 2000		10-Q	6/14/2000

3.02	Bylaws of Intuit, as amended and restated effective May 5, 2016		8-K	5/9/2016

4.01	Form of Specimen Certificate for Intuit’s Common Stock		10-K	9/15/2009

4.02	Indenture, dated as of March 7, 2007, between Intuit and The Bank of New York Trust Company, N.A. as trustee		8-K	3/7/2007

4.03	Forms of Global Note for Intuit’s 5.40% Senior Notes due 2012 and 5.75% Senior Notes due 2017		8-K	3/12/2007

10.01+	Intuit Inc. 2005 Equity Incentive Plan, as amended April 23, 2008		8-K	4/28/2008

10.02+	Intuit Inc. 2005 Equity Incentive Plan, as amended December 16, 2008		S-8 333-156205	12/17/2008

10.03+	Intuit Inc. 2005 Equity Incentive Plan, as amended December 15, 2009		S-8 333-163728	12/15/2009

10.04+	Intuit Inc. Amended and Restated 2005 Equity Incentive Plan, as approved January 19, 2011		S-8 333-171768	1/19/2011

10.05+	Intuit Inc. Amended and Restated 2005 Equity Incentive Plan, as amended through July 24, 2012		8-K	7/27/2012

10.06+	Intuit Inc. Amended and Restated 2005 Equity Incentive Plan, as amended through January 23, 2014		S-8 333-193551	1/24/2014

10.07+	2005 Equity Incentive Plan Form of Non-Qualified Stock Option – New Hire, Promotion or Retention Grant		10-Q	12/10/2004

10.08+	2005 Equity Incentive Plan Form of Non-Qualified Stock Option – Focal Grant		10-Q	12/10/2004

10.09+	2005 Equity Incentive Plan Form of Non-Employee Director Option – Initial Grant		10-Q	12/10/2004

10.10+	2005 Equity Incentive Plan Form of Non-Employee Director Option – Succeeding Grant		10-Q	12/10/2004

10.11+	2005 Equity Incentive Plan Form of Non-Employee Director Option – Committee Grant		10-Q	12/10/2004

10.12+	Form of Director Restricted Stock Unit Grant Agreement		8-K	12/18/2009

10.13+	Form of Director Restricted Stock Unit Grant Agreement		10-Q	12/1/2011

10.14+	Non-employee Director Compensation Program, effective January 21, 2016		10-Q	2/25/2016

10.15+	Summary of Director Compensation Program effective January 1, 2014		10-Q	2/21/2014

10.16+	Form of Director Restricted Stock Units Initial Grant Agreement		10-Q	3/1/2013

10.17+	Form of Director Restricted Stock Units Initial Grant Agreement for Mid-Year Directors		10-Q	3/1/2013

Tables of Contents

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference Form/File No.	Date
10.18+	Form of Director Restricted Stock Units Succeeding Grant Agreement		10-Q	3/1/2013

10.19+	Form of Director Restricted Stock Units Succeeding Grant Agreement for Mid-Year Directors		10-Q	3/1/2013

10.20+	Form of Director Restricted Stock Units Conversion Grant Agreement		10-Q	3/1/2013

10.21+
Forms of Equity Grant Agreements: CEO Restricted Stock Unit, CEO TSR Performance-Based Restricted Stock Unit, Executive Restricted Stock Unit, EVP/SVP TSR Performance-Based Restricted Stock Unit, Restricted Stock Unit, and Stock Option Agreement
X

10.22+	Form of Amended and Restated 2005 Equity Incentive Plan Non-Qualified Stock Option Grant Agreement: New Hire, Promotion, Retention or Focal Grant		10-K	9/13/2013

10.23+	Form of Amended and Restated 2005 Equity Incentive Plan Grant Agreement - Restricted Stock Unit (Performance-Based Vesting QBO Subscriptions)		10-Q	11/21/2014

10.24+	Form of CEO Restricted Stock Unit Agreement - time-based vesting (deferred release)		10-K	9/1/2015

10.25+	Form of CEO Restricted Stock Unit Agreement - performance-based - Total Shareholder Return Goals (deferred release)		10-K	9/1/2015

10.26+	Form of Restricted Stock Unit Agreement (service-based vesting)		10-K	9/13/2012

10.27+	Form of Restricted Stock Unit Agreement (executive vesting)		10-K	9/13/2012

10.28+	Form of Executive Performance-Based Restricted Stock Unit Agreement (three year operating goals)		10-K	9/13/2012

10.29+	Form of Executive Performance-Based Restricted Stock Unit Agreement (total shareholder return objectives)		10-K	9/13/2012

10.30+	Form of Restricted Stock Unit Agreement (CEO vesting)		10-K	9/13/2012

10.31+	Form of CEO Performance-Based Restricted Stock Unit Agreement (three year operating goals)		10-K	9/13/2012

10.32+	Form of CEO Performance-Based Restricted Stock Unit Agreement (total shareholder return objectives)		10-K	9/13/2012

10.33+	Form of Performance-Based Restricted Stock Unit Agreement (total shareholder return goals)		10-K	9/12/2014

10.34+	Form of CEO Performance-Based Restricted Stock Unit Agreement (one year operating goal)		10-K	9/16/2010

10.35+	Form of CEO Performance-Based Restricted Stock Unit Agreement (three year operating goals)		10-K	9/16/2010

10.36+	Form of CEO Performance-Based Restricted Stock Unit Agreement (total shareholder return objectives)		10-K	9/16/2010

10.37+	Third Amended and Restated Management Stock Purchase Program		10-Q	5/24/2016

10.38+	Second Amended and Restated Management Stock Purchase Program		10-Q	2/29/2012

Tables of Contents

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference Form/File No.	Date
10.39+	Form of Restricted Stock Unit Grant Agreement for MSPP Purchased Award		10-K	9/13/2012

10.40+	Form of Restricted Stock Unit Grant Agreement for MSPP Matching Award		10-K	9/13/2012

10.41+	Form of Restricted Stock Unit Grant Agreement for MSPP Purchased Award		10-Q	12/1/2006

10.42+	Form of Restricted Stock Unit Grant Agreement for MSPP Matching Award		10-Q	12/1/2006

10.43+	Form of Intuit Inc. Stock Option Assumption Agreement		S-8	2/9/2007

10.44+
Forms of Restricted Stock Unit Agreements: Intuit Inc. MSPP Matching Award Agreement; Intuit Inc. Performance-Based Vesting Agreement; Homestead Technologies Inc. Service-Based Vesting Agreement; and Intuit Inc. Service-Based Vesting Agreement
			10-Q	12/4/2008

10.45+	Form of Intuit Inc. Stock Option Assumption Agreement		S-8	8/5/2009

10.46+	Form of Executive Promotion/New Hire Stock Option Agreement		10-K	9/12/2008

10.47+	Form of Executive Restricted Stock Unit Agreement (performance vesting)		10-K	9/12/2008

10.48+	Intuit Executive Relocation Policy		10-K	9/15/2009

10.49+	Intuit Inc. 2005 Executive Deferred Compensation Plan, effective January 1, 2005		10-Q	12/10/2004

10.50+	Intuit Inc. Performance Incentive Plan for Fiscal Year 2015		10-K	9/12/2014

10.51+	Intuit Inc. Performance Incentive Plan for Fiscal Year 2016		10-K	9/1/2015

10.52+	Intuit Inc. Performance Incentive Plan for Fiscal Year 2017	X

10.53+	Intuit Executive Deferred Compensation Plan, effective March 15, 2002		10-Q	5/31/2002

10.54+	Intuit Senior Executive Incentive Plan amended and restated effective August 1, 2012 and approved by stockholders on January 17, 2013		10-K	9/13/2013

10.55+	Form of Indemnification Agreement entered into by Intuit with each of its directors and certain officers		10-K	9/25/2002

10.56+	Amendment dated December 1, 2008 to Letter Regarding Terms of Employment by and between Intuit Inc. and Mr. R. Neil Williams dated November 2, 2007		10-Q	12/4/2008

10.57+	Employment offer letter between Intuit Inc. and Sasan Goodarzi dated June 24, 2011 and Employment memo dated July 23, 2013 to Sasan Goodarzi		10-K	9/13/2013

10.58+	Employment memo dated August 14, 2014 to Sasan Goodarzi		10--K	9/12/2014

10.59+	Employment memo dated August 20, 2015 to Sasan Goodarzi		10-K	9/1/2015

10.60+	Employment offer letter between Intuit Inc. and Daniel Wernikoff dated February 12, 2003		10-K	9/13/2013

10.61+	Employment memo dated August 29, 2016 to Daniel Wernikoff	X

Tables of Contents

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference Form/File No.	Date
10.62+	Amendment dated December 1, 2008 to Letter Regarding Terms of Employment by and between Intuit Inc. and Mr. Brad D. Smith dated October 1, 2007		10-Q	12/4/2008

10.63+	Letter Regarding Terms of Employment by and between Intuit Inc. and Mr. Brad D. Smith, dated October 1, 2007		8-K	10/5/2007

10.64+	Letter Regarding Terms of Employment by and between Intuit Inc. and Mr. R. Neil Williams, dated November 2, 2007		8-K	11/8/2007

10.65+	Employment offer letter between Intuit Inc. and Tayloe Stansbury dated April 27, 2009		10-K	9/12/2014

10.66
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
			10-Q	2/25/2016

10.67
Five Year Credit Agreement dated as of February 17, 2012, by and among Intuit Inc., the Lenders parties thereto, JPMorgan Chase Bank, N.A. as administrative agent, U.S. Bank National Association and Wells Fargo Bank, National Association, as co-syndication agents, and Union Bank, N.A. as documentation agent
			10-Q	2/29/2012

10.68	Free On-Line Electronic Tax Filing Agreement Amendment, effective as of October 30, 2005 between the Internal Revenue Service and the Free File Alliance, LLC		10-Q	12/5/2005

10.69	Free On-Line Electronic Tax Filing Agreement Amendment dated November 5, 2009 between the Internal Revenue Service and the Free File Alliance, LLC		10-Q	12/4/2009

10.70	Free On-Line Electronic Tax Filing Agreement Amendment, effective as of October 30, 2014, between the Internal Revenue Service and Free File, Inc.		10-K	9/12/2014

10.71	Seventh Memorandum of Understanding on Service Standards and Disputes between the Internal Revenue Service and Free File, Incorporated, effective October 31, 2015		10-K	9/1/2015

10.72#	Master Services Agreement between Intuit and Arvato Services, Inc., dated May 28, 2003		10-K	9/19/2003

10.73	Second Amendment to Master Service Agreement between Intuit and Arvato Services, Inc., effective May 29, 2007		10-K	9/14/2007

10.74#	Amendment 3 to Master Services Agreement between Intuit and Arvato Services, Inc., effective April 1, 2008		10-Q	5/30/2008

10.75#	Amendment 5 to the Master Services Agreement between Intuit and Arvato Digital Services LLC effective August 19, 2010		10-Q	12/6/2010

10.76	Amended and Restated Amendment Seven to the Master Service Agreement by and between Intuit and Arvato Digital Services effective September 1, 2013		10-Q	11/22/2013

10.77	Amendment 8 to the Master Services Agreement between Intuit and Arvato Digital Services LLC effective August 1, 2014		10-K	9/12/2014

10.78#	Agreement of Purchase and Sale and Joint Escrow Instructions by and between Intuit Inc. and Kilroy Realty, L.P.		8-K	11/16/2015

Tables of Contents

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference Form/File No.	Date

10.79	Lease Agreement dated as of July 31, 2003 between Intuit and Charleston Properties for 2475, 2500, 2525, 2535 and 2550 Garcia Avenue, Mountain View, CA		10-K	9/19/2003

10.80	Lease Agreement dated as of July 31, 2003 between Intuit and Charleston Properties for 2650, 2675, 2700 and 2750 Coast Avenue and 2600 Casey Avenue, Mountain View, California		10-K	9/19/2003

10.81	Second Amendment to Lease Agreement Phase 1, effective January 1, 2011, between Intuit Inc. and Charleston Properties		10-Q	3/1/2011

10.82	Third Amendment to Lease Agreement Phase 2, effective January 1, 2011, between Intuit Inc. and Charleston Properties		10-Q	3/1/2011

21.01	List of Intuit’s Subsidiaries	X

23.01	Consent of Independent Registered Public Accounting Firm	X

24.01	Power of Attorney (see signature page)	X

31.01	Certification of Chief Executive Officer	X

31.02	Certification of Chief Financial Officer	X

32.01*	Section 1350 Certification (Chief Executive Officer)	X

32.02*	Section 1350 Certification (Chief Financial Officer)	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase	X
______________________

+	Indicates a management contract or compensatory plan or arrangement.
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