Form 10-Q
period 2016-10-31
INTUIT INC
filed 2016-11-18
CIK 896878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended October 31, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 256,638,049 shares of Common Stock, $0.01 par value, were outstanding at November 14, 2016.

INTUIT INC.
FORM 10-Q

Intuit, the Intuit logo, QuickBooks, TurboTax, Lacerte, ProSeries, and Mint, among others, are registered trademarks and/or registered service marks of Intuit Inc., or one of its subsidiaries, in the United States and other countries. Other parties’ marks are the property of their respective owners.

PART I
ITEM 1
FINANCIAL STATEMENTS

INTUIT INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
(In millions, except per share amounts)	October 31, 2016	October 31, 2015
Net revenue:
Product	$297	$271
Service and other	481	442
Total net revenue	778	713
Costs and expenses:
Cost of revenue:
Cost of product revenue	29	29
Cost of service and other revenue	151	131
Amortization of acquired technology	3	6
Selling and marketing	283	244
Research and development	246	213
General and administrative	126	117
Amortization of other acquired intangible assets	1	2
Total costs and expenses	839	742
Operating loss from continuing operations	(61)	(29)
Interest expense	(9)	(7)
Interest and other income (expense), net	(2)	(4)
Loss before income taxes	(72)	(40)
Income tax provision (benefit)	(42)	(9)
Net loss from continuing operations	(30)	(31)
Net income from discontinued operations	—	—
Net loss	$(30)	$(31)

Basic net loss per share from continuing operations	$(0.12)	$(0.11)
Basic net income per share from discontinued operations	—	—
Basic net loss per share	$(0.12)	$(0.11)
Shares used in basic per share calculations	258	272

Diluted net loss per share from continuing operations	$(0.12)	$(0.11)
Diluted net income per share from discontinued operations	—	—
Diluted net loss per share	$(0.12)	$(0.11)
Shares used in diluted per share calculations	258	272

Cash dividends declared per common share	$0.34	$0.30
See accompanying notes.

INTUIT INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended
(In millions)	October 31, 2016	October 31, 2015

Net loss	$(30)	$(31)
Other comprehensive loss, net of income taxes:
Unrealized losses on available-for-sale debt securities	(1)	—
Foreign currency translation losses	(4)	(2)
Total other comprehensive loss, net	(5)	(2)
Comprehensive loss	$(35)	$(33)

See accompanying notes.

INTUIT INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions)	October 31, 2016	July 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$360	$638
Investments	245	442
Accounts receivable, net	121	108
Income taxes receivable	57	20
Prepaid expenses and other current assets	153	102
Current assets before funds held for customers	936	1,310
Funds held for customers	326	304
Total current assets	1,262	1,614
Long-term investments	28	28
Property and equipment, net	1,047	1,031
Goodwill	1,293	1,282
Acquired intangible assets, net	39	44
Long-term deferred income taxes	151	139
Other assets	113	112
Total assets	$3,933	$4,250

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$625	$512
Accounts payable	165	184
Accrued compensation and related liabilities	136	289
Deferred revenue	739	801
Other current liabilities	190	161
Current liabilities before customer fund deposits	1,855	1,947
Customer fund deposits	326	304
Total current liabilities	2,181	2,251
Long-term debt	475	488
Long-term deferred revenue	197	204
Other long-term obligations	144	146
Total liabilities	2,997	3,089
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock and additional paid-in capital	4,540	4,445
Treasury stock, at cost	(10,131)	(9,939)
Accumulated other comprehensive loss	(37)	(32)
Retained earnings	6,564	6,687
Total stockholders’ equity	936	1,161
Total liabilities and stockholders’ equity	$3,933	$4,250
See accompanying notes.

INTUIT INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

(In millions, except shares in thousands)	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
Balance at July 31, 2016	257,853	$4,445	$(9,939)	$(32)	$6,687	$1,161
Comprehensive loss	—	—	—	(5)	(30)	(35)
Issuance of stock under employee stock plans, net of shares withheld for employee taxes	975	(2)	—	—	—	(2)
Stock repurchases under stock repurchase programs	(1,760)	—	(192)	—	—	(192)
Dividends and dividend rights declared ($0.34 per share)	—	—	—	—	(89)	(89)
Cumulative effect of change in accounting principle	—	6	—	—	(4)	2
Share-based compensation expense	—	91	—	—	—	91
Balance at October 31, 2016	257,068	$4,540	$(10,131)	$(37)	$6,564	$936

(In millions, except shares in thousands)	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
Balance at July 31, 2015	277,706	$4,010	$(7,675)	$(30)	$6,027	$2,332
Comprehensive loss	—	—	—	(2)	(31)	(33)
Issuance of stock under employee stock plans, net of shares withheld for employee taxes	998	24	—	—	—	24
Stock repurchases under stock repurchase programs	(14,359)	—	(1,270)	—	—	(1,270)
Dividends and dividend rights declared ($0.30 per share)	—	—	—	—	(82)	(82)
Tax benefit from share-based compensation plans	—	9	—	—	—	9
Share-based compensation expense	—	71	—	—	—	71
Balance at October 31, 2015	264,345	$4,114	$(8,945)	$(32)	$5,914	$1,051

See accompanying notes.

INTUIT INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
(In millions)	October 31, 2016	October 31, 2015
Cash flows from operating activities:
Net loss	$(30)	$(31)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	49	45
Amortization of acquired intangible assets	6	10
Share-based compensation expense	89	69
Deferred income taxes	(9)	(2)
Tax benefit from share-based compensation plans	—	9
Other	1	10
Total adjustments	136	141
Changes in operating assets and liabilities:
Accounts receivable	(14)	(28)
Income taxes receivable	(38)	(17)
Prepaid expenses and other assets	(50)	(29)
Accounts payable	(2)	(6)
Accrued compensation and related liabilities	(148)	(145)
Deferred revenue	(67)	(54)
Other liabilities	8	(19)
Total changes in operating assets and liabilities	(311)	(298)
Net cash used in operating activities	(205)	(188)
Cash flows from investing activities:
Purchases of corporate and customer fund investments	(125)	(117)
Sales of corporate and customer fund investments	298	940
Maturities of corporate and customer fund investments	22	64
Net change in cash and cash equivalents held to satisfy customer fund obligations	(22)	(10)
Net change in customer fund deposits	22	10
Purchases of property and equipment	(86)	(70)
Other	(11)	(1)
Net cash provided by investing activities	98	816
Cash flows from financing activities:
Proceeds from borrowings under revolving credit facilities	100	350
Proceeds from issuance of stock under employee stock plans	43	47
Payments for employee taxes withheld upon vesting of restricted stock units	(45)	(23)
Cash paid for purchases of treasury stock	(175)	(1,253)
Dividends and dividend rights paid	(89)	(82)
Net cash used in financing activities	(166)	(961)
Effect of exchange rates on cash and cash equivalents	(5)	(1)
Net decrease in cash and cash equivalents	(278)	(334)
Cash and cash equivalents at beginning of period	638	808
Cash and cash equivalents at end of period	$360	$474
________________________________
During the first quarter of fiscal 2017, we elected to early adopt ASU 2016-09, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” See Note 1, “Description of Business and Summary of Significant Accounting Policies - Accounting Pronouncements Recently Adopted,” for more information.
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
These unaudited condensed consolidated financial statements and accompanying notes should be read together with the audited consolidated financial statements in Item 8 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2016. Results for the three months ended October 31, 2016 do not necessarily indicate the results we expect for the fiscal year ending July 31, 2017 or any other future period.
Seasonality
Our Consumer Tax offerings have significant seasonal patterns and revenue from those income tax preparation products and services is heavily concentrated in our third fiscal quarter ending April 30.
Significant Accounting Policies
We describe our significant accounting policies in Note 1 to the financial statements in Item 8 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2016. There have been no changes to our significant accounting policies during the first three months of fiscal 2017.
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

We include stock options with combined exercise prices and unrecognized compensation expense that are less than the average market price for our common stock, and RSUs with unrecognized compensation expense that is less than the average market price for our common stock, in the calculation of diluted net income per share. We exclude stock options with combined exercise prices and unrecognized compensation expense that are greater than the average market price for our common stock, and RSUs with unrecognized compensation expense that is greater than the average market price for our common stock, from the calculation of diluted net income per share because their effect is anti-dilutive. Under the treasury stock method, the amount that must be paid to exercise stock options and the amount of compensation expense for future service that we have not yet recognized for stock options and RSUs are assumed to be used to repurchase shares. Prior to our early adoption of ASU 2016-09 in the first quarter of fiscal 2017, we included tax benefits in assessing whether equity awards were dilutive and in our calculations of weighted average dilutive shares under the treasury stock method.
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

The following table presents the composition of shares used in the computation of basic and diluted net loss per share for the periods indicated.

	Three Months Ended
(In millions, except per share amounts)	October 31, 2016	October 31, 2015
Numerator:
Net loss from continuing operations	$(30)	$(31)
Net income from discontinued operations	—	—
Net loss	$(30)	$(31)

Denominator:
Shares used in basic per share amounts:
Weighted average common shares outstanding	258	272

Shares used in diluted per share amounts:
Weighted average common shares outstanding	258	272
Dilutive common equivalent shares from stock options
and restricted stock awards	—	—
Dilutive weighted average common shares outstanding	258	272

Basic and diluted net loss per share:
Basic net loss per share from continuing operations	$(0.12)	$(0.11)
Basic net income per share from discontinued operations	—	—
Basic net loss per share	$(0.12)	$(0.11)

Diluted net loss per share from continuing operations	$(0.12)	$(0.11)
Diluted net income per share from discontinued operations	—	—
Diluted net loss per share	$(0.12)	$(0.11)

Shares excluded from computation of diluted net loss per share:
Weighted average stock options and restricted stock units that would have been included in the computation of dilutive common equivalent shares outstanding if net income had been reported in the period	12	12

Weighted average stock options and restricted stock units excluded from computation due to anti-dilutive effect	4	4
Concentration of Credit Risk and Significant Customers
No customer accounted for 10% or more of total net revenue in the three months ended October 31, 2016 or October 31, 2015. No customer accounted for 10% or more of gross accounts receivable at October 31, 2016 or July 31, 2016.
Recent Accounting Pronouncements
ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments”
In August 2016 the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” This new standard will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. The standard is effective for fiscal years beginning after December 15, 2017, which means that it will be effective for us in the first quarter of our fiscal year beginning August 1, 2018. The standard will require adoption on a retrospective basis unless it is impracticable to apply, in which case we would be required to apply the amendments prospectively as of the earliest date practicable. We are currently evaluating the impact of our pending adoption of ASU 2016-15 on our consolidated financial statements.
ASU 2016-13, “Financial Instruments—Credit Losses (Topic 326)”
In June 2016 the FASB issued ASU 2016-13, “Financial Instruments—Credit Losses (Topic 326).” This new standard requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, which means that it will be effective for us in the first quarter of our fiscal year beginning August 1, 2020. Earlier adoption is permitted in the first quarter of our fiscal year beginning August 1, 2019. We are currently evaluating the impact of our pending adoption of ASU 2016-13 on our consolidated financial statements.
ASU 2016-02, “Leases (Topic 842)”
In February 2016 the FASB issued ASU 2016-02, “Leases (Topic 842).” This new standard amends a number of aspects of lease accounting, including requiring lessees to recognize operating leases with a term greater than one year on their balance sheet as a right-of-use asset and corresponding lease liability, measured at the present value of the lease payments. The standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, which means that it will be effective for us in the first quarter of our fiscal year beginning August 1, 2019. Early adoption is permitted. This standard is required to be adopted using a modified retrospective approach. We are currently evaluating the impact of our pending adoption of ASU 2016-02 on our consolidated financial statements.
ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”
In May 2014 the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” and in August 2015 the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date,” which defers the effective date of ASU 2014-09 by one year. This new standard supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of the standard is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The standard defines a five step process to achieve this core principle and, in doing so, it is possible that more judgment and estimates may be required within the revenue recognition process than is required under present U.S. GAAP. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price, and allocating the transaction price to each separate performance obligation. The standard also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. The standard is effective for reporting periods beginning after December 15, 2017, which means that it will be effective for us in the first quarter of our fiscal year beginning August 1, 2018. Early adoption of one year prior to the required effective date is permitted. The standard allows adoption using either of two methods: (i) retrospective to each prior reporting period presented, with the option to elect certain practical expedients; or (ii) retrospective with the cumulative effect of initially applying the standard recognized at the date of initial application and providing certain additional disclosures. We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements.
We do not expect that any other recently issued accounting pronouncements will have a significant effect on our financial statements.
Accounting Pronouncements Recently Adopted
ASU 2016-09, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”
In March 2016 the FASB issued ASU 2016-09, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” We elected to early adopt this standard in the first quarter of our fiscal year that began August 1, 2016. As required by ASU 2016-09, excess tax benefits recognized on stock-based compensation expense are reflected in our condensed consolidated statements of operations as a component of the provision for income taxes on a prospective basis. For the three months ended October 31, 2016, we recognized excess tax benefits of $19 million in our provision for income taxes. As required by ASU 2016-09, excess tax benefits are classified as an operating activity in our condensed consolidated statements of cash flows and we have applied this provision on a retrospective basis. For the three months ended October 31, 2015, net cash used in operating activities decreased by $9 million with a corresponding offset to net cash used in financing activities. In addition, we have elected to account for forfeitures as they occur, rather than estimate expected forfeitures over the course of a vesting period. As a result of the adoption of ASU 2016-09, we recognized the net cumulative effect of this change as a $6 million increase to additional paid-in capital, a $2 million increase to deferred tax assets and a $4 million reduction to retained earnings as of August 1, 2016.
ASU 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments”
In September 2015 the FASB issued ASU 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments.” This new standard eliminates the requirement for an acquirer to retrospectively adjust provisional amounts recorded in a business combination to reflect new information about the facts and circumstances that existed as of the acquisition date and that, if known, would have affected measurement or recognition of amounts initially recognized. As an alternative, the amendment requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments require that the acquirer record, in the financial statements of the period in which adjustments to provisional amounts are determined, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The standard became effective for our fiscal year that began August 1, 2016. Our adoption of ASU 2015-16 did not have an impact on our consolidated financial statements.

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

	October 31, 2016				July 31, 2016
(In millions)	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Cash equivalents, primarily money market funds	$—	$—	$—	$—	$416	$—	$—	$416
Available-for-sale debt securities:
Municipal bonds	—	89	—	89	—	186	—	186
Corporate notes	—	356	—	356	—	420	—	420
U.S. agency securities	—	—	—	—	—	36	—	36
Municipal auction rate securities	—	—	15	15	—	—	15	15
Total available-for-sale securities	—	445	15	460	—	642	15	657
Total assets measured at fair value on a recurring basis	$—	$445	$15	$460	$416	$642	$15	$1,073
Liabilities:
Senior notes (1)	$—	$508	$—	$508	$—	$515	$—	$515
______________________________

(1)	Carrying value on our balance sheets at October 31, 2016 was $500 million and at July 31, 2016 was $500 million. See Note 5, “Current Liabilities – Short-Term Debt,” for more information.
The following table summarizes our cash equivalents and available-for-sale debt securities by balance sheet classification and level in the fair value hierarchy at the dates indicated.

	October 31, 2016				July 31, 2016
(In millions)	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents:
In cash and cash equivalents	$—	$—	$—	$—	$312	$—	$—	$312
In funds held for customers	—	—	—	—	104	—	—	104
Total cash equivalents	$—	$—	$—	$—	$416	$—	$—	$416
Available-for-sale securities:
In investments	$—	$245	$—	$245	$—	$442	$—	$442
In funds held for customers	—	200	—	200	—	200	—	200
In long-term investments	—	—	15	15	—	—	15	15
Total available-for-sale securities	$—	$445	$15	$460	$—	$642	$15	$657
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
There were no transfers between Level 1, Level 2, and Level 3 of the fair value hierarchy during the three months ended October 31, 2016.

3.	Cash and Cash Equivalents, Investments and Funds Held for Customers
We consider highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. Cash equivalents consist primarily of AAA-rated money market funds in all periods presented. Investments at October 31, 2016 consisted of available-for-sale investment-grade debt securities that we carried at fair value. Funds held for customers consist of cash and cash equivalents and investment grade available-for-sale debt securities in all periods presented. Except for direct obligations of the United States government, securities issued by agencies of the United States government, and money market funds, we diversify our investments in debt securities by limiting our holdings with any individual issuer.
The following table summarizes our cash and cash equivalents, investments, and funds held for customers by balance sheet classification at the dates indicated.

	October 31, 2016		July 31, 2016
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Classification on balance sheets:
Cash and cash equivalents	$360	$360	$638	$638
Investments	245	245	441	442
Funds held for customers	326	326	304	304
Long-term investments	28	28	28	28
Total cash and cash equivalents, investments, and funds held for customers	$959	$959	$1,411	$1,412
The following table summarizes our cash and cash equivalents, investments, and funds held for customers by investment category at the dates indicated.

	October 31, 2016		July 31, 2016
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Type of issue:
Total cash and cash equivalents	$486	$486	$742	$742
Available-for-sale debt securities:
Municipal bonds	89	89	186	186
Corporate notes	356	356	419	420
U.S. agency securities	—	—	36	36
Municipal auction rate securities	15	15	15	15
Total available-for-sale debt securities	460	460	656	657
Other long-term investments	13	13	13	13
Total cash and cash equivalents, investments, and funds held for customers	$959	$959	$1,411	$1,412

We use the specific identification method to compute gains and losses on investments. We include realized gains and losses on our available-for-sale debt securities in interest and other income or expense, net in our statements of operations. Gross realized gains and losses on our available-for-sale debt securities for the three months ended October 31, 2016 and October 31, 2015 were not significant.
We accumulate unrealized gains and losses on our available-for-sale debt securities, net of tax, in accumulated other comprehensive income or loss in the stockholders’ equity section of our balance sheets. Gross unrealized gains and losses on our available-for-sale debt securities at October 31, 2016 and July 31, 2016 were not significant.
We periodically review our investment portfolios to determine if any investment is other-than-temporarily impaired due to changes in credit risk or other potential valuation concerns. We believe that the investments we held at October 31, 2016 were not other-than-temporarily impaired. Unrealized losses on available-for-sale debt securities at October 31, 2016 were not significant and were due to changes in interest rates, including market credit spreads, and not due to increased credit risks associated with specific securities. We do not intend to sell these investments. In addition, it is more likely than not that we will not be required to sell them before recovery at par, which may be at maturity.
The following table summarizes our available-for-sale debt securities classified by the stated maturity date of the security at the dates indicated.

	October 31, 2016		July 31, 2016
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$223	$223	$285	$285
Due within two years	123	123	209	210
Due within three years	97	97	143	143
Due after three years	17	17	19	19
Total available-for-sale debt securities	$460	$460	$656	$657
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
Net revenue from discontinued operations was $59 million for the three months ended October 31, 2015. Net income from discontinued operations was not significant for the three months ended October 31, 2015.

5.	Current Liabilities
Short-Term Debt
On March 12, 2007 we issued $500 million of 5.75% senior unsecured notes due on March 15, 2017. We carried these notes at face value less the unamortized discount in short-term debt on our balance sheets at October 31, 2016 and July 31, 2016. The notes are redeemable by Intuit at any time, subject to a make-whole premium, and include covenants that limit our ability to grant liens on our facilities and to enter into sale and leaseback transactions, subject to significant allowances. We remained in compliance with these covenants at all times during the quarter ended October 31, 2016. Interest on the notes is payable semi-annually on March 15 and September 15. We paid $14 million in cash for interest on the notes during the three months ended October 31, 2016 and $14 million in cash for interest on the notes during the three months ended October 31, 2015.

Unsecured Revolving Credit Facilities
On February 1, 2016 we entered into a master credit agreement with certain institutional lenders for a five-year credit facility in an aggregate principal amount of $1.5 billion. The master credit agreement includes a $500 million unsecured term loan and a $1 billion unsecured revolving credit facility that will expire on February 1, 2021. See Note 6, “Long-Term Obligations and Commitments – Long-Term Debt,” for more information regarding the term loan. Under the master credit agreement we may, subject to certain customary conditions, on one or more occasions increase commitments under the revolving credit facility in an amount not to exceed $250 million in the aggregate and may extend the maturity date up to two times. Advances under the revolving credit facility accrue interest at rates that are equal to, at our election, either Bank of America's alternate base rate plus a margin that ranges from 0.0% to 0.5% or the London Interbank Offered Rate (LIBOR) plus a margin that ranges from 0.9% to 1.5%. Actual margins under either election will be based on our senior debt credit ratings. The master credit agreement includes customary affirmative and negative covenants, including financial covenants that require us to maintain a ratio of total debt to annual earnings before interest, taxes, depreciation and amortization (EBITDA) of not greater than 3.25 to 1.00 as of any date and a ratio of annual EBITDA to annual interest expense of not less than 3.00 to 1.00 as of the last day of each fiscal quarter. We remained in compliance with these covenants at all times during the quarter ended October 31, 2016. During the three months ended October 31, 2016 we borrowed $100 million under this revolving credit facility and at October 31, 2016 $100 million was outstanding.
Other Current Liabilities
Other current liabilities were as follows at the dates indicated:

(In millions)	October 31, 2016	July 31, 2016
Reserve for product returns	$7	$7
Reserve for rebates	16	14
Current portion of license fee payable	10	10
Current portion of deferred rent	7	6
Interest payable	4	11
Amounts due for share repurchases	17	—
Executive deferred compensation plan liabilities	77	69
Other	52	44
Total other current liabilities	$190	$161
The balances of several of our other current liabilities, particularly our reserves for product returns and rebates, are affected by the seasonality of our business. See Note 1, “Description of Business and Summary of Significant Accounting Policies – Seasonality,” for more information.

6.	Long-Term Obligations and Commitments
Long-Term Debt
On February 1, 2016 we entered into a master credit agreement with certain institutional lenders for a five-year credit facility in an aggregate principal amount of $1.5 billion. The master credit agreement includes a $500 million unsecured term loan and a $1 billion unsecured revolving credit facility that will expire on February 1, 2021. See Note 5, “Current Liabilities – Unsecured Revolving Credit Facilities,” for more information regarding the revolving credit facility. Under the master credit agreement we may, subject to certain customary conditions, on one or more occasions increase commitments under the term loan in an amount not to exceed $500 million in the aggregate. The term loan accrues interest at rates that are equal to, at our election, either Bank of America's alternate base rate plus a margin that ranges from 0.125% to 0.875% or LIBOR plus a margin that ranges from 1.125% to 1.875%. Actual margins under either election will be based on our senior debt credit ratings. The master credit agreement includes customary affirmative and negative covenants. See Note 5, “Current Liabilities – Unsecured Revolving Credit Facilities,” for more information. The term loan is subject to quarterly principal payments of 2.5% of the loan amount beginning in July 2017, with the balance payable on February 1, 2021. At October 31, 2016, $500 million was outstanding under the term loan, of which $25 million was classified as short-term debt. Interest on the term loan is payable monthly. We paid $2 million in cash for interest on the term loan during the three months ended October 31, 2016.

Other Long-Term Obligations
Other long-term obligations were as follows at the dates indicated:

(In millions)	October 31, 2016	July 31, 2016
Total deferred rent	$54	$56
Total license fee payable	27	26
Long-term income tax liabilities	54	54
Long-term deferred income tax liabilities	7	7
Other	19	20
Total long-term obligations	161	163
Less current portion (included in other current liabilities)	(17)	(17)
Long-term obligations due after one year	$144	$146
Operating Lease Commitments
We describe our operating lease commitments in Note 9 to the financial statements in Item 8 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2016. There were no significant changes in our operating lease commitments during the three months ended October 31, 2016.

7.	Income Taxes
Adoption of ASU 2016-09, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”
In the first quarter of fiscal 2017, we elected to early adopt ASU 2016-09, "Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting." This new standard requires excess tax benefits recognized on stock-based compensation expense to be reflected in the statements of operations as a component of the provision for income taxes on a prospective basis. See Note 1, “Description of Business and Summary of Significant Accounting Policies,” for more information.
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
Our effective tax rate for the three months ended October 31, 2016 was approximately 58%. Excluding discrete tax items primarily related to share-based compensation tax benefits resulting from the adoption of ASU 2016-09, our effective tax rate for the period was 34% and did not differ significantly from the federal statutory rate of 35%. The tax benefit we received from the domestic production activities deduction and the federal research and experimentation credit were partially offset by the tax expense related to state income taxes and nondeductible share-based compensation.
Our effective tax rate for the three months ended October 31, 2015 was approximately 22%. Excluding discrete tax items primarily related to share-based compensation as well as including the effects of losses in certain jurisdictions where we do not recognize a tax benefit, our effective tax rate for the period was approximately 36% and did not differ significantly from the federal statutory rate of 35%. Tax expense related to nondeductible share-based compensation, state income taxes, and the effects of losses in certain jurisdictions where we do not recognize a tax benefit were partially offset by the benefit we received from the domestic production activities deduction.
Unrecognized Tax Benefits and Other Considerations
The total amount of our unrecognized tax benefits at July 31, 2016 was $60 million. Net of related deferred tax assets, unrecognized tax benefits were $40 million at that date. If we were to recognize these net benefits, our income tax expense would reflect a favorable net impact of $40 million. There were no material changes to these amounts during the three months ended October 31, 2016. We do not believe that it is reasonably possible that there will be a significant increase or decrease in our unrecognized tax benefits over the next 12 months.

8.	Stockholders’ Equity
Stock Repurchase Programs and Treasury Shares
Intuit’s Board of Directors has authorized a series of common stock repurchase programs. Shares of common stock repurchased under these programs become treasury shares. We repurchased 1.8 million shares for $192 million under these programs during the three months ended October 31, 2016. Included in this amount were $17 million of repurchases which occurred in late October 2016 and were settled in early November 2016. We repurchased 14.4 million shares for $1.3 billion under these programs during the three months ended October 31, 2015. At October 31, 2016, we had authorization from our Board of Directors to expend up to an additional $2.2 billion for stock repurchases. Future stock repurchases under the current programs are at the discretion of management, and authorization of future stock repurchase programs is subject to the final determination of our Board of Directors.
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
Dividends on Common Stock
During the three months ended October 31, 2016 we declared and paid quarterly cash dividends that totaled $0.34 per share of outstanding common stock or $89 million. In November 2016 our Board of Directors declared a quarterly cash dividend of $0.34 per share of outstanding common stock payable on January 18, 2017 to stockholders of record at the close of business on January 10, 2017. Future declarations of dividends and the establishment of future record dates and payment dates are subject to the final determination of our Board of Directors.
Share-Based Compensation Expense
The following table summarizes the total share-based compensation expense that we recorded in operating loss from continuing operations for the periods shown.

	Three Months Ended
(In millions, except per share amounts)	October 31, 2016	October 31, 2015
Cost of revenue	$2	$2
Selling and marketing	25	19
Research and development	36	21
General and administrative	26	25
Total share-based compensation expense	$89	$67
We capitalized $2 million in share-based compensation related to internal use software projects during the three months ended October 31, 2016 and $2 million during the three months ended October 31, 2015. The table above also excludes share-based compensation expense for our discontinued operations, which totaled $2 million during the three months ended October 31, 2015. Because we have not reclassified our statements of cash flows to segregate discontinued operations, this amount is included in share-based compensation expense on our statement of cash flows for that period.

Share-Based Awards Available for Grant
A summary of share-based awards available for grant under our 2005 Equity Incentive Plan for the three months ended October 31, 2016 was as follows:

(Shares in thousands)	Shares Available for Grant
Balance at July 31, 2016	8,990
Options granted	—
Restricted stock units granted (1)	(862)
Share-based awards canceled/forfeited/expired (1)(2)	1,675
Balance at October 31, 2016	9,803
____________________________________________________

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

Stock Option Activity and Related Share-Based Compensation Expense
A summary of stock option activity for the three months ended October 31, 2016 was as follows:

	Options Outstanding
(Shares in thousands)	Number of Shares	Weighted Average Exercise Price Per Share
Balance at July 31, 2016	8,346	$88.55
Granted	—	—
Exercised	(251)	66.40
Canceled or expired	(81)	87.16
Balance at October 31, 2016	8,014	$89.26

Exercisable at October 31, 2016	3,806	$69.97
At October 31, 2016, there was approximately $73 million of unrecognized compensation cost related to non-vested stock options with a weighted average vesting period of 2.3 years. We will adjust unrecognized compensation cost for actual forfeitures as they occur.
Restricted Stock Unit Activity and Related Share-Based Compensation Expense
A summary of restricted stock unit (RSU) activity for the three months ended October 31, 2016 was as follows:

	Restricted Stock Units
(Shares in thousands)	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at July 31, 2016	9,039	$82.30
Granted	374	110.35
Vested	(659)	50.54
Forfeited	(668)	65.06
Nonvested at October 31, 2016	8,086	$87.61
At October 31, 2016, there was approximately $536 million of unrecognized compensation cost related to non-vested RSUs with a weighted average vesting period of 2.3 years. We will adjust unrecognized compensation cost for actual forfeitures as they occur.

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
Small Business: Our Small Business segment targets small businesses and the accounting professionals who serve and advise them. Our Small Business offerings include QuickBooks financial and business management online services and desktop software, payroll solutions, and payment processing solutions. They also include third-party applications that integrate with our offerings.
Consumer Tax: Our Consumer Tax segment targets consumers and includes TurboTax income tax preparation products and services and electronic tax filing services.
ProConnect: Our ProConnect segment targets professional accountants in the U.S. and Canada, who are essential to both small business success and doing the nations' taxes. Our ProConnect professional tax offerings include Lacerte, ProSeries, ProFile, and ProConnect Tax Online, electronic tax filing services, bank product transmission services, and training services.
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
The accounting policies of our reportable segments are the same as those described in the summary of significant accounting policies in Note 1 to the financial statements in Item 8 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2016 and in Note 1, "Description of Business and Summary of Significant Accounting Policies – Significant Accounting Policies" in this Quarterly Report on Form 10-Q. Except for goodwill and purchased intangible assets, we do not generally track assets by reportable segment and, consequently, we do not disclose total assets by reportable segment.

The following table shows our financial results by reportable segment for the periods indicated. Results for all periods presented have been adjusted to exclude results for our Demandforce, QuickBase, and Quicken businesses, which we classified as discontinued operations in the fourth quarter of fiscal 2015 and sold during fiscal 2016. See Note 4, “Discontinued Operations,” for more information.

	Three Months Ended
(In millions)	October 31, 2016	October 31, 2015
Net revenue:
Small Business	$606	$546
Consumer Tax	60	57
ProConnect	112	110
Total net revenue	$778	$713

Operating income (loss) from continuing operations:
Small Business	$240	$216
Consumer Tax	(39)	(28)
ProConnect	70	72
Total segment operating income	271	260
Unallocated corporate items:
Share-based compensation expense	(89)	(67)
Other common expenses	(239)	(214)
Amortization of acquired technology	(3)	(6)
Amortization of other acquired intangible assets	(1)	(2)
Total unallocated corporate items	(332)	(289)
Total operating loss from continuing operations	$(61)	$(29)

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
You should read this MD&A in conjunction with the financial statements and related notes in Part I, Item 1 of this Quarterly Report and our Annual Report on Form 10-K for the fiscal year ended July 31, 2016. In the third quarter of fiscal 2016 we completed the sales of our Demandforce, QuickBase, and Quicken businesses. We have reclassified our statements of operations for all periods presented to reflect these businesses as discontinued operations. Because the cash flows of these discontinued operations were not material for any period presented, we have not segregated them on our statements of cash flows. See “Results of Operations – Discontinued Operations” later in this Item 2 for more information. Unless otherwise noted, the following discussion pertains only to our continuing operations.

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
About Intuit
Intuit creates business and financial management solutions that help simplify the business of life for small businesses, consumers, and accounting professionals. We organize our businesses into three reportable segments – Small Business, Consumer Tax, and ProConnect.

Small Business: This segment targets small businesses and the accounting professionals who serve and advise them. Our Small Business offerings include QuickBooks financial and business management online services and desktop software, payroll solutions, and payment processing solutions. They also include third-party applications that integrate with our offerings.

Consumer Tax: This segment targets consumers and includes TurboTax income tax preparation products and services.

ProConnect: This segment targets professional accountants in the U.S. and Canada, who are essential to both small business success and doing the nations' taxes. Our ProConnect professional tax offerings include Lacerte, ProSeries, ProFile, and ProConnect Tax Online.
Our Growth Strategy
Our assessment of key technology and demographic trends – an increasingly borderless world, the prevalence of mobile devices, and the scalability of the cloud – reveals significant opportunities to drive future growth by continuing to solve the unmet needs of small businesses, consumers, and accounting professionals. Our evolving growth strategy includes three key elements:

•
Focus on the product – we call it “Delivering awesome product experiences.” As computers have moved to the palm of our hands in the form of tablets and smart phones, so have our products and services. Our TurboTax solutions, for example, let customers prepare and file their entire tax returns online, via tablet, mobile phone, or computer. A key factor in growing our customer base is to deliver an amazing first-use experience so our customers can get the value they expect from our offerings as quickly and easily as possible.

•
Creating network effect platforms – we call it “Enabling the contributions of others.” We expect to solve our customers' problems faster and more efficiently by moving to more open platforms with application programming interfaces that integrate the contributions of end users and third-party developers. One example of this is our QuickBooks Online Ecosystem, where small businesses and accountants around the world can install apps created by third-party developers to create an experience that is personalized and configured for their specific needs.

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
Total net revenue for the first three months of fiscal 2017 was $778 million, an increase of 9% compared with the same period of fiscal 2016. Total net revenue results were affected by the fiscal 2015 changes that we made to our desktop software offerings. Starting with the release of QuickBooks 2015 in the first quarter of fiscal 2015, and for all subsequent versions, we began delivering ongoing enhancements and certain connected services for our QuickBooks desktop software products. We plan to continue to provide ongoing enhancements and certain connected services for all future versions of these products. As a result of these changes, we recognize revenue for these QuickBooks desktop software products as services are provided over approximately three years. Revenue in our Small Business segment grew 11% in the first three months of fiscal 2017 compared with the same period of fiscal 2016 due to growth in Small Business Online Ecosystem revenue and the impact of the changes to our QuickBooks Desktop software products. Revenue in our Consumer Tax and ProConnect segments was seasonally light.
Operating loss from continuing operations for the first three months of fiscal 2017 increased 110% compared with the same period of fiscal 2016 primarily due to higher costs and expenses, including higher spending for staffing, advertising and other marketing programs, and share-based compensation.
Net loss from continuing operations for the first three months of fiscal 2017 decreased 3% compared with the same period of fiscal 2016 due to a higher effective tax rate in the fiscal 2017 period, which more than offset the increase in operating loss. Diluted net loss per share from continuing operations for the first three months of fiscal 2017 increased 9% to $0.12 as a result of the change in the net loss and the decline in weighted average diluted common shares compared with the same period of fiscal 2016.
We ended the first three months of fiscal 2017 with cash, cash equivalents and investments totaling $605 million. During the first three months of fiscal 2017 we generated cash from net sales of investments, borrowings under our revolving credit facility, and the issuance of common stock under employee stock plans. During the same period we used cash for operations, the repurchase of shares of our common stock under our stock repurchase programs, the payment of cash dividends, and capital expenditures. At October 31, 2016, we had authorization from our Board of Directors to expend up to an additional $2.2 billion for stock repurchases.

Critical Accounting Policies and Estimates
In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant impact on our net revenue, operating income or loss, and net income or loss, as well as on the value of certain assets and liabilities on our balance sheet. We believe that the estimates, assumptions and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2016 have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. We believe that there were no significant changes in those critical accounting policies and estimates during the first three months of fiscal 2017. Senior management has reviewed the development and selection of our critical accounting policies and estimates and their disclosure in this Quarterly Report on Form 10-Q with the Audit and Risk Committee of our Board of Directors.

Results of Operations
Financial Overview

(Dollars in millions, except per share amounts)	Q1 FY17	Q1 FY16	$ Change	% Change
Total net revenue	$778	$713	$65	9%
Operating loss from continuing operations	(61)	(29)	(32)	110%
Net loss from continuing operations	(30)	(31)	1	(3)%
Basic and diluted net loss per share from continuing operations	$(0.12)	$(0.11)	$(0.01)	9%
Total net revenue for the first quarter of fiscal 2017 increased $65 million or 9% compared with the same period of fiscal 2016. Total net revenue results were affected by the fiscal 2015 changes that we made to our desktop software offerings described in “Executive Overview – Overview of Financial Results” above. Revenue in our Small Business segment grew 11% in the first three months of fiscal 2017 due to growth in Small Business Online Ecosystem revenue and the impact of the changes to our QuickBooks desktop software products. Revenue in our Consumer Tax and ProConnect segments was seasonally light. See “Segment Results” later in this Item 2 for more information about the results for all of our reportable segments.
Operating loss from continuing operations for the first three months of fiscal 2017 increased 110% compared with the same period of fiscal 2016 primarily due to higher costs and expenses, including higher spending for staffing, advertising and other marketing programs, and share-based compensation. See “Operating Expenses” later in this Item 2 for more information.
Net loss from continuing operations for the first three months of fiscal 2017 decreased 3% compared with the same period of fiscal 2016 due to a higher effective tax rate in the fiscal 2017 period, which was driven by our early adoption of ASU 2016-09. The higher effective tax rate more than offset the increase in operating loss. See “Non-Operating Income and Expenses – Income Taxes” later in this Item 2 for more information. Diluted net loss per share from continuing operations for the first three months of fiscal 2017 increased 9% to $0.12 as a result of the change in the net loss and the decline in weighted average diluted common shares compared with the same quarter of fiscal 2016.
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
Segment operating income or loss is segment net revenue less segment cost of revenue and operating expenses. See “Executive Overview – Industry Trends and Seasonality” earlier in this Item 2 for a description of the seasonality of our business. Segment expenses do not include certain costs, such as corporate selling and marketing, product development, and general and administrative expenses and share-based compensation expenses, which are not allocated to specific segments. These unallocated costs totaled $328 million in the first three months of fiscal 2017 and $281 million in the first three months of fiscal 2016. Unallocated costs increased in the fiscal 2017 period due to increases in corporate product development and selling and marketing expenses in support of the growth of our businesses and due to higher share-based compensation expenses. Segment expenses also do not include amortization of acquired technology, amortization of other acquired intangible assets, and goodwill and intangible asset impairment charges. See Note 10 to the financial statements in Part I, Item 1 of this Quarterly Report for reconciliations of total segment operating income or loss to consolidated operating income or loss for each fiscal period presented.
We calculate revenue growth rates and segment operating margin figures using dollars in thousands. Those results may vary slightly from figures calculated using the dollars in millions presented below.

Small Business

(Dollars in millions)	Q1 FY17	Q1 FY16	% Change
Product revenue	$188	$166	13%
Service and other revenue	418	380	10%
Total segment revenue	$606	$546	11%
% of total revenue	78%	77%

Segment operating income	$240	$216	11%
% of related revenue	40%	40%
Product revenue in our Small Business segment is derived primarily from QuickBooks Desktop software products, including QuickBooks Desktop Pro, QuickBooks Desktop for Mac, QuickBooks Desktop Premier, and QuickBooks Enterprise; QuickBooks Basic Payroll and QuickBooks Enhanced Payroll; QuickBooks Point of Sale solutions; ProAdvisor Program memberships for the accounting professionals who serve small businesses; and financial supplies. Service and other revenue in our Small Business segment is derived primarily from our QuickBooks Online and QuickBooks Self-Employed financial and business management offerings; QuickBooks Desktop Pro Plus, QuickBooks Desktop Premier Plus, and QuickBooks Enterprise with Hosting, our subscription offerings; QuickBooks technical support plans; small business payroll services, including QuickBooks Online Payroll, Intuit Online Payroll, QuickBooks Assisted Payroll, and Intuit Full Service Payroll; and payment processing services for small businesses.
Small Business segment total net revenue increased $60 million or 11% in the first quarter of fiscal 2017 compared with the same quarter of fiscal 2016. Small Business segment revenue growth was affected by the fiscal 2015 changes to our QuickBooks desktop offerings described in “Executive Overview – Overview of Financial Results” above. Small Business Online Ecosystem revenue grew 26%, driven by customer acquisition. QuickBooks Online subscribers grew 41% and online payroll customers grew 24%. Active online payments customers grew 5% and online payments charge volume grew 13%. In our Small Business Desktop Ecosystem revenue increased 6%. QuickBooks desktop revenue increased 76% due to 23% higher unit sales and the impact of the fiscal 2015 changes to our QuickBooks desktop offerings. Unusually high renewals from existing QuickBooks Desktop customers were driven by operating systems upgrades. QuickBooks Enterprise revenue grew 21%. Desktop payments revenue decreased 14% during the first three months of fiscal 2017 as we focused resources on core offerings for QuickBooks merchants and deemphasized certain non-QuickBooks payments offerings.
Small Business segment operating income as a percentage of related revenue was flat in the first quarter of fiscal 2017 compared with the same quarter of fiscal 2016. Higher revenue was partially offset by higher costs and expenses, including higher spending for advertising and other marketing programs.
Consumer Tax

(Dollars in millions)	Q1 FY17	Q1 FY16	% Change
Product revenue	$11	$10	12%
Service and other revenue	49	47	4%
Total segment revenue	$60	$57	6%
% of total revenue	8%	8%

Segment operating loss	$(39)	$(28)	39%
% of related revenue	(65)%	(49)%
Consumer Tax segment product revenue is derived primarily from TurboTax desktop tax return preparation software. Consumer Tax segment service and other revenue is derived primarily from TurboTax Online tax return preparation services and electronic tax filing services.
Due to the seasonal nature of our Consumer Tax offerings, we typically generate nominal revenue from consumer tax products and services in our first fiscal quarter compared with our second and third fiscal quarters. The majority of Consumer Tax segment revenue for the first quarter of each fiscal year is for the filing of extended returns for the previous tax year. Consumer segment total net revenue increased $3 million or 6% in the first quarter of fiscal 2017 compared with the same quarter of fiscal 2016. Because of the seasonality of our Consumer Tax revenue, we do not believe that first fiscal quarter revenue in our

Consumer Tax segment is indicative of revenue trends for the current fiscal year. We will not have substantially complete results for the 2016 tax season until the third quarter of fiscal 2017.
In our first fiscal quarter our Consumer Tax segment typically generates operating losses because Consumer Tax revenue is nominal while segment operating expenses for functions such as research and development continue at relatively consistent levels. We do not believe that Consumer Tax segment operating results for the first quarter of fiscal 2017 compared with the same quarter of fiscal 2016 are indicative of trends for the full fiscal year.
ProConnect

(Dollars in millions)	Q1 FY17	Q1 FY16	% Change
Product revenue	$98	$95	3%
Service and other revenue	14	15	(10)%
Total segment revenue	$112	$110	1%
% of total revenue	14%	15%

Segment operating income	$70	$72	(3)%
% of related revenue	62%	65%
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
ProConnect total net revenue increased $2 million or 1% in the first quarter of fiscal 2017 compared with the same quarter of fiscal 2016. ProConnect segment operating income as a percentage of related revenue decreased in the first three months of fiscal 2017 compared with the same period of fiscal 2016 due to higher spending for staffing expenses.
Cost of Revenue

(Dollars in millions)	Q1 FY17	% of Related Revenue	Q1 FY16	% of Related Revenue
Cost of product revenue	$29	10%	$29	11%
Cost of service and other revenue	151	31%	131	30%
Amortization of acquired technology	3	n/a	6	n/a
Total cost of revenue	$183	24%	$166	23%
Operating Expenses

(Dollars in millions)	Q1 FY17	% of Total Net Revenue	Q1 FY16	% of Total Net Revenue
Selling and marketing	$283	36%	$244	34%
Research and development	246	32%	213	30%
General and administrative	126	16%	117	17%
Amortization of other acquired intangible assets	1	—%	2	—%
Total operating expenses	$656	84%	$576	81%
Total operating expenses as a percentage of total net revenue increased to 84% in the first three months of fiscal 2017 from 81% in the same period of fiscal 2016. Total net revenue for the first three months of fiscal 2017 increased $65 million or 9%

and total operating expenses for that period increased $80 million. Operating expenses increased about $32 million for higher staffing expenses due to higher headcount, about $30 million for advertising and other marketing programs, and about $22 million for share-based compensation expenses. Share-based compensation expenses have been increasing over time because the market price of our common stock has generally been increasing.
Non-Operating Income and Expenses
Interest Expense
Interest expense of $9 million for the first three months of fiscal 2017 consisted primarily of interest on our senior notes and unsecured term loan. Interest expense of $7 million for the first three months of fiscal 2016 consisted primarily of interest on our senior notes. See Note 5 and Note 6 to the financial statements in Part I, Item 1 of this Quarterly Report for more information.
Interest and Other Income (Expense), Net

	Three Months Ended
(In millions)	October 31, 2016	October 31, 2015
Interest income	$1	$—
Net loss on executive deferred compensation plan assets	(1)	(2)
Other	(2)	(2)
Total interest and other income (expense), net	$(2)	$(4)
Interest income in the first quarter of fiscal 2017 increased slightly compared with the same period of fiscal 2016 due to higher average interest rates partially offset by lower average invested balances. In accordance with authoritative guidance, we record gains and losses associated with executive deferred compensation plan assets in interest and other income and gains and losses associated with the related liabilities in operating expenses. The total amounts recorded in operating expenses for each period are approximately equal to the total amounts recorded in interest and other income in those periods.
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
In the first quarter of fiscal 2017, we elected to early adopt ASU 2016-09, "Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting." This new standard requires excess tax benefits recognized on stock-based compensation expense to be reflected in the statements of operations as a component of the provision for income taxes on a prospective basis. See Note 1 to the financial statements in Part I, Item 1 of this Quarterly Report for more information.
Our effective tax rate for the first quarter of fiscal 2017 was approximately 58%. Excluding discrete tax items primarily related to share-based compensation tax benefits resulting from the adoption of ASU 2016-09, our effective tax rate for the period was 34% and did not differ significantly from the federal statutory rate of 35%. See Note 7 to the financial statements in Part I, Item 1 of this Quarterly Report for more information.
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

Liquidity and Capital Resources
Overview
At October 31, 2016, our cash, cash equivalents and investments totaled $605 million, a decrease of $475 million from July 31, 2016 due to the factors discussed under “Statements of Cash Flows” below. Our primary sources of liquidity have been cash from operations, which entails the collection of accounts receivable for products and services, and borrowings under our credit facilities. Our primary uses of cash have been for research and development programs, selling and marketing activities, capital projects, acquisitions of businesses, debt service costs, repurchases of our common stock under our stock repurchase programs, and the payment of cash dividends. As discussed in “Executive Overview – Industry Trends and Seasonality” earlier in this Item 2, our business is subject to significant seasonality. The balance of our cash, cash equivalents, and investments generally fluctuates with that seasonal pattern. We believe the seasonality of our business is likely to continue in the future.
The following table summarizes selected measures of our liquidity and capital resources at the dates indicated:

(Dollars in millions)	October 31, 2016	July 31, 2016	$ Change	% Change
Cash, cash equivalents, and investments	$605	$1,080	$(475)	(44)%
Long-term investments	28	28	—	—%
Short-term debt	625	512	113	22%
Long-term debt	475	488	(13)	(3)%
Working capital (deficit)	(919)	(637)	(282)	44%
Ratio of current assets to current liabilities	0.6 : 1	0.7 : 1
We have historically generated significant cash from operations and we expect to continue to do so during the balance of fiscal 2017. Our cash, cash equivalents, and investments totaled $605 million at October 31, 2016, none of those funds were restricted, and approximately 70% of those funds were located in the U.S. Our unsecured revolving credit facility is available to us for general corporate purposes, including future acquisitions and stock repurchases. At October 31, 2016, $100 million was outstanding under the revolving credit facility. See Note 5 to the financial statements in Part I, Item 1 of this Quarterly Report for more information.
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
Statements of Cash Flows
The following table summarizes selected items from our statements of cash flows for the first three months of fiscal 2017 and fiscal 2016. See the financial statements in Part I, Item 1 of this Quarterly Report for complete statements of cash flows for those periods.

	Three Months Ended
(Dollars in millions)	October 31, 2016	October 31, 2015	$ Change
Net cash provided by (used in):
Operating activities	$(205)	$(188)	$(17)
Investing activities	98	816	(718)
Financing activities	(166)	(961)	795
Effect of exchange rates on cash and cash equivalents	(5)	(1)	(4)
Net decrease in cash and cash equivalents	$(278)	$(334)	$56

During the first three months of fiscal 2017 we generated cash from net sales of investments, borrowings under our revolving credit facility, and the issuance of common stock under employee stock plans. During the same period we used cash for operations, including the payment of accrued bonuses for fiscal 2016, the repurchase of shares of our common stock under our stock repurchase programs, the payment of cash dividends, and capital expenditures.
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
Stock Repurchase Programs, Treasury Shares, and Dividends on Common Stock
As described in Note 8 to the financial statements in Part I, Item 1 of this Quarterly Report, during the first three months of fiscal 2017 we continued to repurchase shares of our common stock under repurchase programs that our Board of Directors has authorized. At October 31, 2016, we had authorization from our Board of Directors to expend up to an additional $2.2 billion for stock repurchases. We currently expect to continue repurchasing our common stock on a quarterly basis; however, future stock repurchases under the current program are at the discretion of management, and authorization of future stock repurchase programs is subject to the final determination of our Board of Directors.
During the first three months of fiscal 2017 we also continued to pay quarterly cash dividends on shares of our outstanding common stock. In November 2016 our Board of Directors declared a quarterly cash dividend of $0.34 per share of outstanding common stock payable on January 18, 2017 to stockholders of record at the close of business on January 10, 2017. We currently expect to continue paying comparable cash dividends on a quarterly basis; however, future declarations of dividends and the establishment of future record dates and payment dates are subject to the final determination of our Board of Directors.
Credit Facilities
On February 1, 2016 we entered into a master credit agreement with certain institutional lenders for a five-year credit facility in an aggregate principal amount of $1.5 billion. The master credit agreement includes a $500 million unsecured term loan and a $1 billion unsecured revolving credit facility that will expire on February 1, 2021. Under the master credit agreement we may, subject to certain customary conditions, on one or more occasions increase commitments under the revolving credit facility in an amount not to exceed $250 million in the aggregate and may extend the maturity date up to two times. Advances under the revolving credit facility accrue interest at rates that are equal to, at our election, either Bank of America's alternate base rate plus a margin that ranges from 0.0% to 0.5% or the London Interbank Offered Rate (LIBOR) plus a margin that ranges from 0.9% to 1.5%. Actual margins under either election will be based on our senior debt credit ratings. At October 31, 2016, $100 million was outstanding under the revolving credit facility. We monitor counterparty risk associated with the institutional lenders that are providing the credit facility. We currently believe that the credit facility will be available to us should we choose to borrow under it.
Under the master credit agreement, we borrowed $500 million in the form of an unsecured term loan on February 1, 2016. We may, subject to certain customary conditions, on one or more occasions increase commitments under the term loan in an amount not to exceed $500 million in the aggregate. The term loan accrues interest at rates that are equal to, at our election, either Bank of America's alternate base rate plus a margin that ranges from 0.125% to 0.875% or LIBOR plus a margin that ranges from 1.125% to 1.875%. Actual margins under either election will be based on our senior debt credit ratings. The term loan is subject to quarterly principal payments of 2.5% of the loan amount beginning in July 2017, with the balance payable on February 1, 2021. At October 31, 2016, $500 million was outstanding under the term loan.
The master credit agreement includes customary affirmative and negative covenants, including financial covenants that require us to maintain a ratio of total debt to annual earnings before interest, taxes, depreciation and amortization (EBITDA) of not greater than 3.25 to 1.00 as of any date and a ratio of annual EBITDA to annual interest expense of not less than 3.00 to 1.00 as of the last day of each fiscal quarter. We remained in compliance with these covenants at all times during the quarter ended October 31, 2016.
Cash Held by Foreign Subsidiaries
Our cash, cash equivalents, and investments totaled $605 million at October 31, 2016. Of this amount, approximately 30% was held by our foreign subsidiaries and subject to repatriation tax considerations. These foreign funds were located primarily in Canada, India, and the United Kingdom. We intend to permanently reinvest a significant portion of our earnings from foreign operations, and we currently do not anticipate that we will need funds generated from foreign operations to fund our domestic operations. In the event that funds from foreign operations are needed to fund operations in the United States, if U.S. taxes have not been previously provided on the related earnings we would provide for and pay additional U.S. taxes at the time we change our intention with regard to the reinvestment of those earnings.

Off-Balance Sheet Arrangements
At October 31, 2016, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations
We presented our contractual obligations at July 31, 2016 in our Annual Report on Form 10-K for the fiscal year then ended. There were no significant changes to our contractual obligations during the first three months of fiscal 2017.

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
Our cash equivalents and investments are subject to market risk due to changes in interest rates. Interest rate movements affect the interest income we earn on cash equivalents and investments and the fair value of those investments. If the Federal Reserve Target Rate had increased by 25 basis points from the level of October 31, 2016, the value of our investments at that date would have decreased by approximately $1.1 million. If the Federal Reserve Target Rate had increased by 100 basis points from the level of October 31, 2016, the value of our investments at that date would have decreased by approximately $4.5 million.
We are also exposed to the impact of changes in interest rates as they affect our $1 billion unsecured revolving credit facility and $500 million unsecured term loan. Advances under the revolving credit facility accrue interest at rates that are equal to Bank of America's alternate base rate plus a margin that ranges from 0.0% to 0.5% or the London InterBank Offered Rate (LIBOR) plus a margin that ranges from 0.9% to 1.5%. The term loan accrues interest at rates that are equal to, at our election, either Bank of America's alternate base rate plus a margin that ranges from 0.125% to 0.875% or LIBOR plus a margin that ranges from 1.125% to 1.875%. Actual margins under all of these elections are based on our senior debt credit ratings. Consequently, our interest expense fluctuates with changes in the general level of these interest rates. At October 31, 2016, $100 million was outstanding under the revolving credit facility and $500 million was outstanding under the term loan. See Note 5 and Note 6 to the financial statements in Part I, Item 1 of this Quarterly Report for more information.
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
Since we translate foreign currencies (primarily Canadian dollars, Indian rupees, and British pounds) into U.S. dollars for financial reporting purposes, currency fluctuations can have an impact on our financial results. The historical impact of currency fluctuations on our financial results has generally been immaterial. We believe that our exposure to currency exchange fluctuation risk is not significant primarily because our global subsidiaries invoice customers and satisfy their financial obligations almost exclusively in their local currencies. Although the impact of currency fluctuations on our financial results has generally been immaterial in the past and we believe that for the reasons cited above currency fluctuations will not be significant in the future, the impact of currency fluctuations could be material in the future. As of October 31, 2016, we did not engage in foreign currency hedging activities.

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

•
our assumptions underlying our critical accounting policies and estimates, including our estimates regarding product rebate and return reserves; the collectability of accounts receivable; stock volatility and other assumptions used to estimate the fair value of share-based compensation; the fair value of goodwill; and expected future amortization of acquired intangible assets;

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

•
our expectation that, during fiscal year 2017, we will expand our emphasis on the value that professional accountants bring to small businesses and focus less on growing our ProConnect revenue through price increases, and that this will result in slower ProConnect growth in fiscal 2017 than we have experienced historically;

•	our belief that the credit facility will be available to us should we choose to borrow under it; and

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
Online offerings, desktop software and mobile technology industries are characterized by rapidly changing technology, evolving industry standards and frequent new product introductions. As we continue to grow our online, mobile and other offerings, we must continue to innovate and develop new products and features to meet changing customer needs and attract and retain talented software developers. We need to continue to develop our skills, tools and capabilities to capitalize on existing and emerging technologies, which require us to devote significant resources.
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

Our technologies, systems, and networks and our customers’ devices have been subject to, and are likely to continue to be the target of, cyber-attacks, computer viruses, worms, phishing attacks, malicious software programs and other information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of our customers’ or employees’ sensitive and personal information and data, or otherwise disrupt our or our customers’ or other third parties’ business operations, and customers that fail to update their systems, continue to run software that we no longer support or that fail to install security patches on a timely basis make it more difficult for us to detect and prevent these kinds of attacks. Although this is an industry-wide problem that affects software across platforms, it is increasingly affecting our offerings because cybercriminals tend to focus their efforts on well-known offerings that are popular among customers, and we expect them to continue to do so. If these cybercriminals are able to circumvent our security measures, exploit vulnerabilities in our customers’ devices or customers’ behavior, or if we are unable to detect an intrusion into our systems and contain such intrusion in a reasonable amount of time, our customers’ sensitive and personal information and data may be compromised, which could lead to litigation with our customers, fines, penalties and other damages.

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
Our growth is dependent on the strength of our business relationships and our ability to continue to develop, maintain and leverage new and existing relationships. We rely on various third-party partners, including software and service providers, suppliers, vendors, manufacturers, distributors, contractors, financial institutions, core processors, licensing partners and development partners, among others, in many areas of our business in order to deliver our offerings and operate our business. We also rely on third parties to support the operation of our business by maintaining our physical facilities, equipment, power systems and infrastructure. In certain instances, these third-party relationships are sole source or limited source relationships and can be difficult to replace or substitute depending on the level of integration of the third-party’s products or services into, or with, our offerings and/or the general availability of such third party’s products and services. In addition, there may be few or no alternative third party providers or vendors in the market. Further, there can be no assurance that we will be able to adequately retain third-party contractors engaged to help us operate our business. The failure of third parties to provide acceptable and high quality products, services and technologies or to update their products, services and technologies may result in a disruption to our business operations and our customers, which may reduce our revenues and profits, cause us to lose customers and damage our reputation. Alternative arrangements and services may not be available to us on commercially reasonable terms or we may experience business interruptions upon a transition to an alternative partner.
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

Increased government regulation of our businesses, or changes to existing regulations, may harm our operating results.

The Company is subject to federal, state and local laws and regulations that affect the Company’s activities, including, without limitation, areas of labor, advertising, tax, financial services, data privacy and security requirements, digital content, consumer protection, real estate, billing, e-commerce, promotions, quality of services, intellectual property ownership and infringement, import and export requirements, anti-corruption, foreign exchange controls and cash repatriation restrictions, anti-competition, environmental, health and safety. There have been significant new regulations and heightened focus by the government on many of these areas, as well as in areas such as insurance and healthcare (including, for example, the Affordable Care Act). Recent legal developments in the European Union have created compliance uncertainty and increased complexity regarding certain transfers of information from Europe to the U.S. In addition, governmental authorities around the world are considering a number of of legislative and regulatory proposals concerning data protection. Due to the uncertain international environment, we could acquire additional compliance obligations that could cause us to incur costs or require us to change our business practices in a manner adverse to our business. As we expand our products and services and revise our business models, both domestically and internationally, we may become subject to additional government regulation or increased regulatory scrutiny. Further, regulators (both in the U.S. and in other jurisdictions in which we operate) may adopt new laws or regulations, change existing regulations, or their interpretation of existing laws or regulations may differ from ours. These regulatory changes could impose significant limitations, require changes to our business, require notification to customers or employees of a security breach, restrict our use or storage of personal information, or cause changes in customer purchasing behavior which may make our business more costly, less efficient or impossible to conduct, and may require us to modify our current or future products or services, which may make customers less likely to purchase our products or harm our future financial results. For example, as our business continues to expand to new industry segments that may be more highly regulated for privacy and data security, and to countries outside the United States that have more strict data protection laws, our compliance requirements and costs may increase. We have incurred – and may continue to incur – significant expenses to comply with mandatory privacy and security standards and protocols imposed by law, regulation, industry standards or contractual obligations.

The tax preparation industry continues to receive heightened attention from federal and state governments. New legislation, regulation, public policy considerations, changes in the cybersecurity environment, litigation by the government or private entities, changes to or new interpretations of existing laws may result in greater oversight of the tax preparation industry, restrict the types of products and services that we can offer or the prices we can charge, or otherwise cause us to change the way we operate our tax businesses or offer our tax products and services. We may not be able to respond quickly to such regulatory, legislative and other developments, and these changes may in turn increase our cost of doing business and limit our revenue opportunities. In addition, if our practices are not consistent with new interpretations of existing laws, we may become subject to lawsuits, penalties, and other liabilities that did not previously apply. We are also required to comply with a variety of state revenue agency standards in order to successfully operate our tax preparation and electronic filing services. Changes in state-imposed requirements by one or more of the states, including the required use of specific technologies or technology standards, may significantly increase the costs of providing those services to our customers and may prevent us from delivering a quality product to our customers in a timely manner.
If we fail to process transactions effectively or fail to adequately protect against disputed or potential fraudulent activities, our revenue and earnings may be harmed.
Our operations process a significant volume and dollar value of transactions on a daily basis, especially in our payroll and payments businesses. Due to the size and volume of transactions that we handle, effective processing systems and controls are essential to ensure that transactions are handled appropriately. Despite our efforts, it is possible that we may make errors or that funds may be misappropriated due to fraud. The systems supporting our business are comprised of multiple technology platforms that are difficult to scale. If we are unable to effectively manage our systems and processes, or if there is an error in our products, we may be unable to process customer data in an accurate, reliable and timely manner, which may harm our reputation, the willingness of customers to use our products, and our financial results. In our payments processing service business, if merchants for whom we process payment transactions are unable to pay refunds due to their customers in connection with disputed or fraudulent merchant transactions, we may be required to pay those amounts and our payments may exceed the amount of the customer reserves we have established to make such payments.
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
Many of our products and services include intellectual property of third parties, which we license under agreements that may need to be renewed or renegotiated from time to time. We may not be able to obtain licenses to these third-party technologies or content on reasonable terms, or at all. If we are unable to obtain the rights necessary to use this intellectual property in our products and services, we may not be able to sell the affected offerings, and customers who are currently using the affected product may be disrupted, which may in turn harm our future financial results, damage our brand, and result in customer loss. Also, we and our customers have been and may continue to be subject to infringement claims as a result of the third-party intellectual property incorporated in to our offerings. Although we try to mitigate this risk and we may not be ultimately liable for any potential infringement, pending claims require us to use significant resources, require management attention and could result in loss of customers.
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
The nature of our products and services necessitates timely product launches, and if we experience significant product accuracy or quality problems or delays, it may harm our revenue, earnings and reputation.
All of our tax products and many of our non-tax products have rigid development timetables that increase the risk of errors in our products and the risk of launch delays. Our tax preparation software product development cycle is particularly challenging due to the need to incorporate unpredictable and potentially late tax law and tax form changes each year and because our customers expect high levels of accuracy and a timely launch of these products to prepare and file their taxes by the tax filing deadline. Due to the complexity of our products and the condensed development cycles under which we operate, our products may contain errors that could unexpectedly interfere with the operation of the software or result in incorrect calculations. The complexity of the tax laws on which our products are based may also make it difficult for us to consistently deliver offerings that contain the features, functionality and level of accuracy that our customers expect. When we encounter problems we may be required to modify our code, work with state tax administrators to communicate with affected customers, assist customers with amendments, distribute patches to customers who have already purchased the product and recall or repackage existing product inventory in our distribution channels. If we encounter development challenges or discover errors in our products either late in our development cycle or after release it may cause us to delay our product launch date or suspend product availability until such issues can be fixed. Any major defects, launch delays or product suspensions may lead to loss of customers and revenue, negative publicity, customer and employee dissatisfaction, reduced retailer shelf space and promotions, and increased operating expenses, such as inventory replacement costs, legal fees or other payments, including those resulting from our accuracy guarantee in our consumer tax preparation products. For example, an error in our tax products could cause a compliance error for taxpayers, including the over or underpayment of their federal or state tax liability. While our accuracy guarantee commits us to reimburse penalties and interest paid by customers due solely to calculation errors in our consumer tax preparation products, such errors may result in additional burdens on third parties that we may need to address or that may cause us to suspend the availability of our products until such errors are addressed. This could also affect our reputation, the willingness of customers to use our products, and our financial results.
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
Our acquisitions have resulted in significant expenses, including amortization and impairment of acquired technology and other acquired intangible assets, and impairment of goodwill. Total costs and expenses in these categories were $34 million in fiscal 2016; $339 million in fiscal 2015, of which $149 million was classified as discontinued operations; and $25 million in fiscal 2014. Although under current accounting rules goodwill is not amortized, we may incur impairment charges related to the goodwill already recorded and to goodwill arising out of future acquisitions. We test the impairment of goodwill annually in our fourth fiscal quarter or more frequently if indicators of impairment arise. The timing of the formal annual test may result in charges to our statement of operations in our fourth fiscal quarter that may not have been reasonably foreseen in prior periods. The total costs and expenses for fiscal 2015 included goodwill and intangible asset impairment charges of $297 million, of which $149 million was classified as discontinued operations. At October 31, 2016, we had $1.3 billion in goodwill and $39 million in net acquired intangible assets on our balance sheet, both of which may be subject to impairment charges in the future. New acquisitions, and any impairment of the value of acquired intangible assets, may have a significant negative impact on our future financial results.
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
We have $1.1 billion in debt outstanding and may incur other debt in the future, which may adversely affect our financial condition and future financial results.
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
On February 1, 2016 we entered into a master credit agreement with certain institutional lenders for a new five-year credit facility in an aggregate principal amount of $1.5 billion. The master credit agreement includes a $500 million unsecured term loan and a $1 billion unsecured revolving credit facility that will expire on February 1, 2021. As of October 31, 2016, $500 million was outstanding on the term loan and $100 million was outstanding under the revolving credit facility. We may use the proceeds of any advances against the credit facility for general corporate purposes, including future acquisitions and share repurchases.
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

ITEM 2
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS
Stock repurchase activity during the three months ended October 31, 2016 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans
August 1, 2016 through August 31, 2016	30,000	$110.70	30,000	$2,356,841,992
September 1, 2016 through September 30, 2016	829,818	$109.56	829,818	$2,265,926,502
October 1, 2016 through October 31, 2016	900,000	$107.99	900,000	$2,168,736,078
Total	1,759,818	$108.78	1,759,818
Note: All of the shares purchased as part of publicly announced plans during the three months ended October 31, 2016 were purchased under a plan we announced on May 19, 2015 under which we are authorized to repurchase up to $2 billion of our common stock from time to time over a four-year period ending on May 19, 2019. On August 19, 2016 our Board approved a new stock repurchase program under which we are authorized to repurchase up to an additional $2 billion of our common stock. At October 31, 2016, authorization from our Board of Directors to expend up to $2.2 billion remained available under these plans.

ITEM 6
EXHIBITS
See the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTUIT INC. (Registrant)
Date:	November 18, 2016	By:	/s/ R. NEIL WILLIAMS
R. Neil Williams
Executive Vice President and Chief Financial Officer (Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference

31.01	Certification of Chief Executive Officer	X

31.02	Certification of Chief Financial Officer	X

32.01*	Section 1350 Certification (Chief Executive Officer)	X

32.02*	Section 1350 Certification (Chief Financial Officer)	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase	X
________________________________

*	This exhibit is intended to be furnished and shall not be deemed “filed” for purposes of the Securities Exchange Act of 1934, as amended.