Form 10-Q
period 2017-01-31
INTUIT INC
filed 2017-02-23
CIK 896878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended January 31, 2017
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 255,785,325 shares of Common Stock, $0.01 par value, were outstanding at February 17, 2017.

INTUIT INC.
FORM 10-Q
INDEX

Page Number
PART I - FINANCIAL INFORMATION

ITEM 1: Financial Statements (Unaudited)

Condensed Consolidated Statements of Operations for the three and six months ended January 31, 2017 and 2016	3

Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended January 31, 2017 and 2016	4

Condensed Consolidated Balance Sheets at January 31, 2017 and July 31, 2016	5

Condensed Consolidated Statements of Stockholders’ Equity for the six months ended January 31, 2017 and 2016	6

Condensed Consolidated Statements of Cash Flows for the six months ended January 31, 2017 and 2016	7

Notes to Condensed Consolidated Financial Statements	8

ITEM 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

ITEM 3: Quantitative and Qualitative Disclosures about Market Risk	35

ITEM 4: Controls and Procedures	36

PART II - OTHER INFORMATION

ITEM 1: Legal Proceedings	37

ITEM 1A: Risk Factors	37

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds	49

ITEM 6: Exhibits	49

Signatures	50

EX-10.02
EX-31.01
EX-31.02
EX-32.01
EX-32.02
EX-101.INS XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
EX-101.SCH XBRL Taxonomy Extension Schema
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

PART I
ITEM 1
FINANCIAL STATEMENTS

INTUIT INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
(In millions, except per share amounts)	January 31, 2017	January 31, 2016	January 31, 2017	January 31, 2016
Net revenue:
Product	$299	$264	$596	$535
Service and other	717	659	1,198	1,101
Total net revenue	1,016	923	1,794	1,636
Costs and expenses:
Cost of revenue:
Cost of product revenue	37	40	66	69
Cost of service and other revenue	166	153	317	284
Amortization of acquired technology	3	6	6	12
Selling and marketing	405	356	688	600
Research and development	243	205	489	418
General and administrative	140	120	266	237
Amortization of other acquired intangible assets	—	1	1	3
Total costs and expenses	994	881	1,833	1,623
Operating income (loss) from continuing operations	22	42	(39)	13
Interest expense	(11)	(9)	(20)	(16)
Interest and other income (expense), net	(1)	(5)	(3)	(9)
Income (loss) before income taxes	10	28	(62)	(12)
Income tax provision (benefit)	(3)	(1)	(45)	(10)
Net income (loss) from continuing operations	13	29	(17)	(2)
Net loss from discontinued operations	—	(5)	—	(5)
Net income (loss)	$13	$24	$(17)	$(7)

Basic net income (loss) per share from continuing operations	$0.05	$0.11	$(0.07)	$(0.01)
Basic net loss per share from discontinued operations	—	(0.02)	—	(0.02)
Basic net income (loss) per share	$0.05	$0.09	$(0.07)	$(0.03)
Shares used in basic per share calculations	257	263	257	267

Diluted net income (loss) per share from continuing operations	$0.05	$0.11	$(0.07)	$(0.01)
Diluted net loss per share from discontinued operations	—	(0.02)	—	(0.02)
Diluted net income (loss) per share	$0.05	$0.09	$(0.07)	$(0.03)
Shares used in diluted per share calculations	260	266	257	267

Cash dividends declared per common share	$0.34	$0.30	$0.68	$0.60
See accompanying notes.

INTUIT INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Six Months Ended
(In millions)	January 31, 2017	January 31, 2016	January 31, 2017	January 31, 2016

Net income (loss)	$13	$24	$(17)	$(7)
Other comprehensive income (loss), net of income taxes:
Unrealized losses on available-for-sale debt securities	—	—	(1)	—
Foreign currency translation gains (losses)	3	(10)	(1)	(12)
Total other comprehensive income (loss), net	3	(10)	(2)	(12)
Comprehensive income (loss)	$16	$14	$(19)	$(19)

See accompanying notes.

INTUIT INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions)	January 31, 2017	July 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$392	$638
Investments	245	442
Accounts receivable, net	521	108
Income taxes receivable	41	20
Prepaid expenses and other current assets	156	102
Current assets before funds held for customers	1,355	1,310
Funds held for customers	324	304
Total current assets	1,679	1,614
Long-term investments	28	28
Property and equipment, net	1,047	1,031
Goodwill	1,293	1,282
Acquired intangible assets, net	34	44
Long-term deferred income taxes	172	139
Other assets	120	112
Total assets	$4,373	$4,250

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$687	$512
Accounts payable	258	184
Accrued compensation and related liabilities	204	289
Deferred revenue	1,076	801
Other current liabilities	254	161
Current liabilities before customer fund deposits	2,479	1,947
Customer fund deposits	324	304
Total current liabilities	2,803	2,251
Long-term debt	463	488
Long-term deferred revenue	178	204
Other long-term obligations	144	146
Total liabilities	3,588	3,089
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock and additional paid-in capital	4,660	4,445
Treasury stock, at cost	(10,329)	(9,939)
Accumulated other comprehensive loss	(34)	(32)
Retained earnings	6,488	6,687
Total stockholders’ equity	785	1,161
Total liabilities and stockholders’ equity	$4,373	$4,250
See accompanying notes.

INTUIT INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

(In millions, except shares in thousands)	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
Balance at July 31, 2016	257,853	$4,445	$(9,939)	$(32)	$6,687	$1,161
Comprehensive income	—	—	—	(2)	(17)	(19)
Issuance of stock under employee stock plans, net of shares withheld for employee taxes	1,649	35		—	—	35
Stock repurchases under stock repurchase programs	(3,500)	—	(390)	—	—	(390)
Dividends and dividend rights declared ($0.68 per share)	—	—	—	—	(178)	(178)
Cumulative effect of change in accounting principle	—	6	—	—	(4)	2
Share-based compensation expense	—	174	—	—	—	174
Balance at January 31, 2017	256,002	$4,660	$(10,329)	$(34)	$6,488	$785

(In millions, except shares in thousands)	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
Balance at July 31, 2015	277,706	$4,010	$(7,675)	$(30)	$6,027	$2,332
Comprehensive loss	—	—	—	(12)	(7)	(19)
Issuance of stock under employee stock plans, net of shares withheld for employee taxes	1,901	56	—	—	—	56
Stock repurchases under stock repurchase programs	(19,134)	—	(1,725)	—	—	(1,725)
Dividends and dividend rights declared ($0.60 per share)	—	—	—	—	(163)	(163)
Tax benefit from share-based compensation plans	—	20	—	—	—	20
Share-based compensation expense	—	140	—	—	—	140
Balance at January 31, 2016	260,473	$4,226	$(9,400)	$(42)	$5,857	$641

See accompanying notes.

INTUIT INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
(In millions)	January 31, 2017	January 31, 2016
Cash flows from operating activities:
Net loss	$(17)	$(7)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	101	94
Amortization of acquired intangible assets	11	19
Share-based compensation expense	170	137
Deferred income taxes	(31)	(11)
Tax benefit from share-based compensation plans	—	20
Other	7	10
Total adjustments	258	269
Changes in operating assets and liabilities:
Accounts receivable	(413)	(431)
Income taxes receivable	(21)	(26)
Prepaid expenses and other assets	(58)	(18)
Accounts payable	93	103
Accrued compensation and related liabilities	(83)	(100)
Deferred revenue	250	296
Other liabilities	78	43
Total changes in operating assets and liabilities	(154)	(133)
Net cash provided by operating activities	87	129
Cash flows from investing activities:
Purchases of corporate and customer fund investments	(201)	(181)
Sales of corporate and customer fund investments	316	942
Maturities of corporate and customer fund investments	79	126
Net change in cash and cash equivalents held to satisfy customer fund obligations	(20)	(35)
Net change in customer fund deposits	20	35
Purchases of property and equipment	(132)	(394)
Other	(19)	—
Net cash provided by investing activities	43	493
Cash flows from financing activities:
Proceeds from borrowings under revolving credit facilities	150	745
Proceeds from issuance of stock under employee stock plans	86	85
Payments for employee taxes withheld upon vesting of restricted stock units	(51)	(29)
Cash paid for purchases of treasury stock	(383)	(1,725)
Dividends and dividend rights paid	(177)	(161)
Net cash used in financing activities	(375)	(1,085)
Effect of exchange rates on cash and cash equivalents	(1)	(11)
Net decrease in cash and cash equivalents	(246)	(474)
Cash and cash equivalents at beginning of period	638	808
Cash and cash equivalents at end of period	$392	$334
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
These unaudited condensed consolidated financial statements and accompanying notes should be read together with the audited consolidated financial statements in Item 8 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2016. Results for the six months ended January 31, 2017 do not necessarily indicate the results we expect for the fiscal year ending July 31, 2017 or any other future period.
Seasonality
Our Consumer Tax offerings have significant seasonal patterns and revenue from those income tax preparation products and services is heavily concentrated in our third fiscal quarter ending April 30.
Significant Accounting Policies
We describe our significant accounting policies in Note 1 to the financial statements in Item 8 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2016. There have been no changes to our significant accounting policies during the first six months of fiscal 2017.
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

	Three Months Ended		Six Months Ended
(In millions, except per share amounts)	January 31, 2017	January 31, 2016	January 31, 2017	January 31, 2016
Numerator:
Net income (loss) from continuing operations	$13	$29	$(17)	$(2)
Net loss from discontinued operations	—	(5)	—	(5)
Net income (loss)	$13	$24	$(17)	$(7)

Denominator:
Shares used in basic per share amounts:
Weighted average common shares outstanding	257	263	257	267

Shares used in diluted per share amounts:
Weighted average common shares outstanding	257	263	257	267
Dilutive common equivalent shares from stock options
and restricted stock awards	3	3	—	—
Dilutive weighted average common shares outstanding	260	266	257	267

Basic and diluted net income (loss) per share:
Basic net income (loss) per share from continuing operations	$0.05	$0.11	$(0.07)	$(0.01)
Basic net loss per share from discontinued operations	—	(0.02)	—	(0.02)
Basic net income (loss) per share	$0.05	$0.09	$(0.07)	$(0.03)

Diluted net income (loss) per share from continuing operations	$0.05	$0.11	$(0.07)	$(0.01)
Diluted net loss per share from discontinued operations	—	(0.02)	—	(0.02)
Diluted net income (loss) per share	$0.05	$0.09	$(0.07)	$(0.03)

Shares excluded from computation of diluted net income (loss) per share:
Weighted average stock options and restricted stock units that would have been included in the computation of dilutive common equivalent shares outstanding if net income had been reported in the period	—	—	11	13

Weighted average stock options and restricted stock units excluded from computation due to anti-dilutive effect	4	2	4	2

Concentration of Credit Risk and Significant Customers
No customer accounted for 10% or more of total net revenue in the three or six months ended January 31, 2017 or January 31, 2016. Due to the seasonality of our consumer tax offerings, one retail customer accounted for 15% of gross accounts receivable at January 31, 2017. No customer accounted for 10% or more of gross accounts receivable at July 31, 2016.
Recent Accounting Pronouncements
Goodwill Impairment
In January 2017 the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” This new standard eliminates Step 2 from the goodwill impairment test. Instead, an entity should compare the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, which means that it will be effective for us in the first quarter of our fiscal year beginning August 1, 2020. Early adoption is permitted. We are currently evaluating the impact of our pending adoption of ASU 2017-04 on our consolidated financial statements.
Business Combinations
In January 2017 the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business.” This new standard clarifies the definition of a business in order to allow for the evaluation of whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, which means that it will be effective for us in the first quarter of our fiscal year beginning August 1, 2018. Early adoption is permitted. We are currently evaluating the impact of our pending adoption of ASU 2017-01 on our consolidated financial statements.
Statement of Cash Flows
In August 2016 the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” This new standard will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. The standard is effective for fiscal years beginning after December 15, 2017, which means that it will be effective for us in the first quarter of our fiscal year beginning August 1, 2018. The standard will require adoption on a retrospective basis unless it is impracticable to apply, in which case we would be required to apply the amendments prospectively as of the earliest date practicable. We are currently evaluating the impact of our pending adoption of ASU 2016-15 on our consolidated financial statements.
Financial Instruments
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
Leases
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

Revenue Recognition
In May 2014 the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” and in August 2015 the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date,” which defers the effective date of ASU 2014-09 by one year. This new standard supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of the standard is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The standard defines a five step process to achieve this core principle and, in doing so, it is possible that more judgment and estimates may be required within the revenue recognition process than is required under present U.S. GAAP. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price, and allocating the transaction price to each separate performance obligation. The standard also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. The standard is effective for reporting periods beginning after December 15, 2017, which means that it will be effective for us in the first quarter of our fiscal year beginning August 1, 2018. Early adoption one year prior to the required effective date is permitted. The standard allows adoption using either of two methods: (i) retrospective to each prior reporting period presented, with the option to elect certain practical expedients; or (ii) retrospective with the cumulative effect of initially applying the standard recognized at the date of initial application and providing certain additional disclosures. We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements.
We do not expect that any other recently issued accounting pronouncements will have a significant effect on our financial statements.
Accounting Pronouncements Recently Adopted
Stock Compensation
In March 2016 the FASB issued ASU 2016-09, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” We elected to early adopt this standard in the first quarter of our fiscal year that began August 1, 2016. As required by ASU 2016-09, excess tax benefits recognized on stock-based compensation expense are reflected in our condensed consolidated statements of operations as a component of the provision for income taxes on a prospective basis. For the three and six months ended January 31, 2017, we recognized excess tax benefits of $7 million and $26 million in our provision of income taxes. As required by ASU 2016-09, excess tax benefits are classified as an operating activity in our condensed consolidated statements of cash flows and we have applied this provision on a retrospective basis. For the six months ended January 31, 2016, net cash provided by operating activities increased by $20 million with a corresponding offset to net cash used in financing activities. In addition, we have elected to account for forfeitures as they occur, rather than estimate expected forfeitures over the course of a vesting period. As a result of the adoption of ASU 2016-09, we recognized the net cumulative effect of this change as a $6 million increase to additional paid-in capital, a $2 million increase to deferred tax assets and a $4 million reduction to retained earnings as of August 1, 2016.

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

	January 31, 2017				July 31, 2016
(In millions)	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Cash equivalents, primarily money market funds	$—	$—	$—	$—	$416	$—	$—	$416
Available-for-sale debt securities:
Municipal bonds	—	94	—	94	—	186	—	186
Corporate notes	—	349	—	349	—	420	—	420
U.S. agency securities	—	2	—	2	—	36	—	36
Municipal auction rate securities	—	—	15	15	—	—	15	15
Total available-for-sale securities	—	445	15	460	—	642	15	657
Total assets measured at fair value on a recurring basis	$—	$445	$15	$460	$416	$642	$15	$1,073
Liabilities:
Senior notes (1)	$—	$503	$—	$503	$—	$515	$—	$515
______________________________

(1)	Carrying value on our balance sheets at January 31, 2017 was $500 million and at July 31, 2016 was $500 million. See Note 5, “Current Liabilities – Short-Term Debt,” for more information.
The following table summarizes our cash equivalents and available-for-sale debt securities by balance sheet classification and level in the fair value hierarchy at the dates indicated.

	January 31, 2017				July 31, 2016
(In millions)	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents:
In cash and cash equivalents	$—	$—	$—	$—	$312	$—	$—	$312
In funds held for customers	—	—	—	—	104	—	—	104
Total cash equivalents	$—	$—	$—	$—	$416	$—	$—	$416
Available-for-sale securities:
In investments	$—	$245	$—	$245	$—	$442	$—	$442
In funds held for customers	—	200	—	200	—	200	—	200
In long-term investments	—	—	15	15	—	—	15	15
Total available-for-sale securities	$—	$445	$15	$460	$—	$642	$15	$657

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
There were no transfers between Level 1, Level 2, and Level 3 of the fair value hierarchy during the six months ended January 31, 2017.

3.	Cash and Cash Equivalents, Investments and Funds Held for Customers
We consider highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. Cash equivalents consist primarily of AAA-rated money market funds in all periods presented. Investments at January 31, 2017 consisted of available-for-sale investment-grade debt securities that we carried at fair value. Funds held for customers consist of cash and cash equivalents and investment grade available-for-sale debt securities in all periods presented. Except for direct obligations of the United States government, securities issued by agencies of the United States government, and money market funds, we diversify our investments in debt securities by limiting our holdings with any individual issuer.
The following table summarizes our cash and cash equivalents, investments, and funds held for customers by balance sheet classification at the dates indicated.

	January 31, 2017		July 31, 2016
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Classification on balance sheets:
Cash and cash equivalents	$392	$392	$638	$638
Investments	246	245	441	442
Funds held for customers	324	324	304	304
Long-term investments	28	28	28	28
Total cash and cash equivalents, investments, and funds held for customers	$990	$989	$1,411	$1,412

The following table summarizes our cash and cash equivalents, investments, and funds held for customers by investment category at the dates indicated.

	January 31, 2017		July 31, 2016
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Type of issue:
Total cash and cash equivalents	$516	$516	$742	$742
Available-for-sale debt securities:
Municipal bonds	94	94	186	186
Corporate notes	350	349	419	420
U.S. agency securities	2	2	36	36
Municipal auction rate securities	15	15	15	15
Total available-for-sale debt securities	461	460	656	657
Other long-term investments	13	13	13	13
Total cash and cash equivalents, investments, and funds held for customers	$990	$989	$1,411	$1,412

We use the specific identification method to compute gains and losses on investments. We include realized gains and losses on our available-for-sale debt securities in interest and other income or expense, net in our statements of operations. Gross realized gains and losses on our available-for-sale debt securities for the six months ended January 31, 2017 and January 31, 2016 were not significant.
We accumulate unrealized gains and losses on our available-for-sale debt securities, net of tax, in accumulated other comprehensive income or loss in the stockholders’ equity section of our balance sheets. Gross unrealized gains and losses on our available-for-sale debt securities at January 31, 2017 and July 31, 2016 were not significant.
We periodically review our investment portfolios to determine if any investment is other-than-temporarily impaired due to changes in credit risk or other potential valuation concerns. We believe that the investments we held at January 31, 2017 were not other-than-temporarily impaired. Unrealized losses on available-for-sale debt securities at January 31, 2017 were not significant and were due to changes in interest rates, including market credit spreads, and not due to increased credit risks associated with specific securities. We do not intend to sell these investments. In addition, it is more likely than not that we will not be required to sell them before recovery at par, which may be at maturity.
The following table summarizes our available-for-sale debt securities classified by the stated maturity date of the security at the dates indicated.

	January 31, 2017		July 31, 2016
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$185	$185	$285	$285
Due within two years	168	168	209	210
Due within three years	93	92	143	143
Due after three years	15	15	19	19
Total available-for-sale debt securities	$461	$460	$656	$657

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
Net revenue from discontinued operations was $56 million and $115 million for the three and six months ended January 31, 2016. Net loss from discontinued operations was $5 million and $5 million for the three and six months ended January 31, 2016.

5.	Current Liabilities
Short-Term Debt
On March 12, 2007 we issued $500 million of 5.75% senior unsecured notes due on March 15, 2017. We carried these notes at face value less the unamortized discount in short-term debt on our balance sheets at January 31, 2017 and July 31, 2016. The notes are redeemable by Intuit at any time, subject to a make-whole premium, and include covenants that limit our ability to grant liens on our facilities and to enter into sale and leaseback transactions, subject to significant allowances. We remained in compliance with these covenants at all times during the quarter ended January 31, 2017. Interest on the notes is payable semi-annually on March 15 and September 15. We paid $14 million in cash for interest on the notes during the six months ended January 31, 2017 and $14 million in cash for interest on the notes during the six months ended January 31, 2016.
On February 1, 2016 we entered into a master credit agreement with certain institutional lenders for a five-year credit facility in an aggregate principal amount of $1.5 billion. The master credit agreement includes a $500 million unsecured term loan and a $1 billion unsecured revolving credit facility. At January 31, 2017, $500 million was outstanding under the term loan, of which $37 million was classified as short-term debt. See Note 6, “Long-Term Obligations and Commitments – Long-Term Debt,” for more information regarding the term loan.
Unsecured Revolving Credit Facilities
The master credit agreement we entered into on February 1, 2016 also includes a $1 billion unsecured revolving credit facility that will expire on February 1, 2021. Under the master credit agreement we may, subject to certain customary conditions, on one or more occasions increase commitments under the revolving credit facility in an amount not to exceed $250 million in the aggregate and may extend the maturity date up to two times. Advances under the revolving credit facility accrue interest at rates that are equal to, at our election, either Bank of America's alternate base rate plus a margin that ranges from 0.0% to 0.5% or the London Interbank Offered Rate (LIBOR) plus a margin that ranges from 0.9% to 1.5%. Actual margins under either election will be based on our senior debt credit ratings. The master credit agreement includes customary affirmative and negative covenants, including financial covenants that require us to maintain a ratio of total debt to annual earnings before interest, taxes, depreciation and amortization (EBITDA) of not greater than 3.25 to 1.00 as of any date and a ratio of annual EBITDA to annual interest expense of not less than 3.00 to 1.00 as of the last day of each fiscal quarter. We remained in compliance with these covenants at all times during the quarter ended January 31, 2017. During the six months ended January 31, 2017 we borrowed $150 million under this revolving credit facility and at January 31, 2017 $150 million was outstanding. We paid $1 million in cash for interest on the revolving credit facility during the six months ended January 31, 2017 and $1 million in cash for interest on a previous revolving credit facility during the six months ended January 31, 2016.

Other Current Liabilities
Other current liabilities were as follows at the dates indicated:

(In millions)	January 31, 2017	July 31, 2016
Reserve for product returns	$53	$7
Reserve for rebates	42	14
Current portion of license fee payable	10	10
Current portion of deferred rent	7	6
Interest payable	11	11
Amounts due for share repurchases	7	—
Executive deferred compensation plan liabilities	76	69
Other	48	44
Total other current liabilities	$254	$161

The balances of several of our other current liabilities, particularly our reserves for product returns and rebates, are affected by the seasonality of our business. See Note 1, “Description of Business and Summary of Significant Accounting Policies – Seasonality,” for more information.

6.	Long-Term Obligations and Commitments
Long-Term Debt
On February 1, 2016 we entered into a master credit agreement with certain institutional lenders for a five-year credit facility in an aggregate principal amount of $1.5 billion, which includes a $500 million unsecured term loan. Under the master credit agreement we may, subject to certain customary conditions, on one or more occasions increase commitments under the term loan in an amount not to exceed $500 million in the aggregate. The term loan accrues interest at rates that are equal to, at our election, either Bank of America's alternate base rate plus a margin that ranges from 0.125% to 0.875% or LIBOR plus a margin that ranges from 1.125% to 1.875%. Actual margins under either election will be based on our senior debt credit ratings. The master credit agreement includes customary affirmative and negative covenants. See Note 5, “Current Liabilities – Unsecured Revolving Credit Facilities,” for more information. The term loan is subject to quarterly principal payments of 2.5% of the loan amount beginning in July 2017, with the balance payable on February 1, 2021. At January 31, 2017, $500 million was outstanding under the term loan, of which $37 million was classified as short-term debt. Interest on the term loan is payable monthly. We paid $5 million in cash for interest on the term loan during the six months ended January 31, 2017.
Other Long-Term Obligations
Other long-term obligations were as follows at the dates indicated:

(In millions)	January 31, 2017	July 31, 2016
Total deferred rent	$52	$56
Total license fee payable	27	26
Long-term income tax liabilities	54	54
Long-term deferred income tax liabilities	7	7
Other	22	20
Total long-term obligations	162	163
Less current portion (included in other current liabilities)	(18)	(17)
Long-term obligations due after one year	$144	$146

Operating Lease Commitments
We describe our operating lease commitments in Note 9 to the financial statements in Item 8 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2016. There were no significant changes in our operating lease commitments during the six months ended January 31, 2017.

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
We recorded a $3 million tax benefit on income of $10 million for the three months ended January 31, 2017. Our effective tax rate for the six months ended January 31, 2017 was approximately 72%. Excluding discrete tax items primarily related to share-based compensation tax benefits resulting from the adoption of ASU 2016-09, our effective tax rate for both periods was 34% and did not differ significantly from the federal statutory rate of 35%. The tax benefit we received from the domestic production activities deduction and the federal research and experimentation credit were partially offset by the tax expense related to state income taxes and nondeductible share-based compensation.
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
Unrecognized Tax Benefits and Other Considerations
The total amount of our unrecognized tax benefits at July 31, 2016 was $60 million. Net of related deferred tax assets, unrecognized tax benefits were $40 million at that date. If we were to recognize these net benefits, our income tax expense would reflect a favorable net impact of $40 million. There were no material changes to these amounts during the six months ended January 31, 2017. We do not believe that it is reasonably possible that there will be a significant increase or decrease in our unrecognized tax benefits over the next 12 months.

8.	Stockholders’ Equity
Stock Repurchase Programs and Treasury Shares
Intuit’s Board of Directors has authorized a series of common stock repurchase programs. Shares of common stock repurchased under these programs become treasury shares. We repurchased 3.5 million shares for $390 million under these programs during the six months ended January 31, 2017. Included in this amount were $7 million of repurchases which occurred in late January 2017 and were settled in early February 2017. We repurchased 19.1 million shares for $1.7 billion under these programs during the six months ended January 31, 2016. At January 31, 2017, we had authorization from our Board of Directors to expend up to an additional $2 billion for stock repurchases. Future stock repurchases under the current programs are at the discretion of management, and authorization of future stock repurchase programs is subject to the final determination of our Board of Directors.
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
Dividends on Common Stock
During the six months ended January 31, 2017 we declared and paid quarterly cash dividends that totaled $0.68 per share of outstanding common stock or $177 million. In February 2017 our Board of Directors declared a quarterly cash dividend of $0.34 per share of outstanding common stock payable on April 18, 2017 to stockholders of record at the close of business on April 10, 2017. Future declarations of dividends and the establishment of future record dates and payment dates are subject to the final determination of our Board of Directors.
Share-Based Compensation Expense
The following table summarizes the total share-based compensation expense that we recorded in operating income from continuing operations for the periods shown.

	Three Months Ended		Six Months Ended
(In millions, except per share amounts)	January 31, 2017	January 31, 2016	January 31, 2017	January 31, 2016
Cost of revenue	$2	$2	$4	$4
Selling and marketing	22	18	47	37
Research and development	29	21	65	42
General and administrative	28	24	54	49
Total share-based compensation expense	$81	$65	$170	$132

We capitalized $4 million in share-based compensation related to internal use software projects during the six months ended January 31, 2017 and $3 million during the six months ended January 31, 2016. The table above also excludes share-based compensation expense for our discontinued operations, which totaled $5 million during the six months ended January 31, 2016. Because we have not reclassified our statements of cash flows to segregate discontinued operations, this amount is included in share-based compensation expense on our statement of cash flows for that period.
Share-Based Awards Available for Grant
A summary of share-based awards available for grant under our 2005 Equity Incentive Plan for the six months ended January 31, 2017 was as follows:

(Shares in thousands)	Shares Available for Grant
Balance at July 31, 2016	8,990
Additional shares authorized	23,110
Options granted	(16)
Restricted stock units granted (1)	(1,360)
Share-based awards canceled/forfeited/expired (1)(2)	2,123
Balance at January 31, 2017	32,847
____________________________________________________

(1)
RSUs granted from the pool of shares available for grant under our 2005 Equity Incentive Plan reduce the pool by 2.3 shares for each share granted. RSUs forfeited and returned to the pool of shares available for grant increase the pool by 2.3 shares for each share forfeited.

(2)
Stock options and restricted stock units canceled, expired or forfeited under our 2005 Equity Incentive Plan are returned to the pool of shares available for grant. Shares withheld for income taxes upon vesting of restricted stock units that were granted on or after July 21, 2016 are also returned to the pool of shares available for grant. Stock options and restricted stock units canceled, expired or forfeited under older expired plans are not returned to the pool of shares available for grant.

Stock Option Activity and Related Share-Based Compensation Expense
A summary of stock option activity for the six months ended January 31, 2017 was as follows:

	Options Outstanding
(Shares in thousands)	Number of Shares	Weighted Average Exercise Price Per Share
Balance at July 31, 2016	8,346	$88.55
Granted	16	116.47
Exercised	(728)	67.81
Canceled or expired	(159)	96.36
Balance at January 31, 2017	7,475	$90.46

Exercisable at January 31, 2017	3,673	$72.52

At January 31, 2017, there was approximately $62 million of unrecognized compensation cost related to non-vested stock options with a weighted average vesting period of 2.1 years. We will adjust unrecognized compensation cost for actual forfeitures as they occur.
Restricted Stock Unit Activity and Related Share-Based Compensation Expense
A summary of restricted stock unit (RSU) activity for the six months ended January 31, 2017 was as follows:

	Restricted Stock Units
(Shares in thousands)	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at July 31, 2016	9,039	$82.30
Granted	591	111.92
Vested	(1,134)	61.94
Forfeited	(830)	70.36
Nonvested at January 31, 2017	7,666	$88.89

At January 31, 2017, there was approximately $476 million of unrecognized compensation cost related to non-vested RSUs with a weighted average vesting period of 2.1 years. We will adjust unrecognized compensation cost for actual forfeitures as they occur.

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

	Three Months Ended		Six Months Ended
(In millions)	January 31, 2017	January 31, 2016	January 31, 2017	January 31, 2016
Net revenue:
Small Business	$632	$564	$1,238	$1,110
Consumer Tax	285	275	345	332
ProConnect	99	84	211	194
Total net revenue	$1,016	$923	$1,794	$1,636

Operating income (loss) from continuing operations:
Small Business	$241	$204	$481	$420
Consumer Tax	55	63	16	35
ProConnect	50	41	120	113
Total segment operating income	346	308	617	568
Unallocated corporate items:
Share-based compensation expense	(81)	(65)	(170)	(132)
Other common expenses	(240)	(194)	(479)	(408)
Amortization of acquired technology	(3)	(6)	(6)	(12)
Amortization of other acquired intangible assets	—	(1)	(1)	(3)
Total unallocated corporate items	(324)	(266)	(656)	(555)
Total operating income (loss) from continuing operations	$22	$42	$(39)	$13

ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to provide readers of our consolidated financial statements with the perspectives of management. This should allow the readers of this report to obtain a comprehensive understanding of our businesses, strategies, current trends, and future prospects. Our MD&A includes the following sections:

•	Executive Overview: High level discussion of our operating results and some of the trends that affect our business.

•
Critical Accounting Policies and Estimates: Significant changes since our most recent Annual Report on Form 10-K that we believe are important to understanding the assumptions and judgments underlying our financial statements.

•	Results of Operations: A more detailed discussion of our revenue and expenses.

•	Liquidity and Capital Resources: Discussion of key aspects of our statements of cash flows, changes in our balance sheets, and our financial commitments.
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
Total net revenue for the first six months of fiscal 2017 was $1.8 billion, an increase of 10% compared with the same period of fiscal 2016. Revenue in our Small Business segment grew 12% in the first six months of fiscal 2017 compared with the same period of fiscal 2016 due to growth in Small Business Online Ecosystem revenue and the impact of changes to our QuickBooks Desktop software products. Starting with the release of QuickBooks 2015 in the first quarter of fiscal 2015, and for all subsequent versions, we began delivering ongoing enhancements and certain connected services for our QuickBooks Desktop software products. We plan to continue to provide ongoing enhancements and certain connected services for all future versions of these offerings. As a result of these changes, we recognize revenue for these QuickBooks Desktop software products as services are provided over approximately three years. Revenue in our Consumer Tax segment grew 4% in the first six months of fiscal 2017 compared with the same period a year ago. Consumer Tax revenue was impacted by a slower start to the tax season across the industry. Revenue in our ProConnect segment increased 9% to $211 million in the first six months of fiscal 2017 compared with the same period of fiscal 2016.
We recorded an operating loss from continuing operations of $39 million for the first six months of fiscal 2017 primarily due to the revenue impact of the slower start to the tax season described above. We recorded operating income from continuing operations of $13 million for the first six months of fiscal 2016. Operating loss from continuing operations in the first six months of fiscal 2017 was also impacted by higher costs and expenses, including higher spending for staffing, advertising and other marketing programs, and share-based compensation.
Net loss from continuing operations for the first six months of fiscal 2017 increased to $17 million due to the factors impacting operating income described above partially offset by the impact of discrete tax benefits recorded in the period. We recorded a net loss of $2 million for the first six months of fiscal 2016. Diluted net loss per share from continuing operations for the first six months of fiscal 2017 increased to $0.07 due to the increase in net loss and the decline in weighted average diluted common shares compared with the same period of fiscal 2016. We recorded a diluted net loss per share from continuing operations of $0.01 for the first six months of fiscal 2016.
We ended the first six months of fiscal 2017 with cash, cash equivalents and investments totaling $637 million. During the first six months of fiscal 2017 we generated cash from operations, net sales of investments, borrowings under our revolving credit facility, and the issuance of common stock under employee stock plans. During the same period we used cash for the repurchase of shares of our common stock under our stock repurchase programs, the payment of cash dividends, and capital expenditures. At January 31, 2017, we had authorization from our Board of Directors to expend up to an additional $2 billion for stock repurchases.

Critical Accounting Policies and Estimates
In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant impact on our net revenue, operating income or loss, and net income or loss, as well as on the value of certain assets and liabilities on our balance sheet. We believe that the estimates, assumptions and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2016 have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. We believe that there were no significant changes in those critical accounting policies and estimates during the first six months of fiscal 2017. Senior management has reviewed the development and selection of our critical accounting policies and estimates and their disclosure in this Quarterly Report on Form 10-Q with the Audit and Risk Committee of our Board of Directors.

Results of Operations
Financial Overview

(Dollars in millions, except per share amounts)	Q2 FY17	Q2 FY16	$ Change	% Change	YTD Q2 FY17	YTD Q2 FY16	$ Change	% Change
Total net revenue	$1,016	$923	$93	10%	$1,794	$1,636	$158	10%
Operating income (loss) from continuing operations	22	42	(20)	(48)%	(39)	13	(52)	NM
Net income (loss) from continuing operations	13	29	(16)	(55)%	(17)	(2)	(15)	NM
Diluted net income (loss) per share from continuing operations	$0.05	$0.11	$(0.06)	(55)%	$(0.07)	$(0.01)	$(0.06)	NM
NM = Not meaningful.
Current Fiscal Quarter
Total net revenue for the second quarter of fiscal 2017 increased $93 million or 10% compared with the same quarter of fiscal 2016. Revenue in our Small Business segment grew 12% in the second quarter of fiscal 2017 due to growth in Small Business Online Ecosystem revenue and the impact of changes to our QuickBooks Desktop software products described in “Executive Overview - Overview of Financial Results” above. Revenue in our Consumer Tax segment increased 4% in the second quarter of fiscal 2017 compared with the same quarter a year ago. Consumer Tax revenue was impacted by a slower start to the tax season across the industry. Revenue in our ProConnect segment increased 18% in the second quarter of fiscal 2017 compared with the same quarter of fiscal 2016. See “Segment Results” later in this Item 2 for more information about the results for all of our reportable segments.
Operating income from continuing operations decreased 48% for the second quarter of fiscal 2017 compared with the same quarter of fiscal 2016 primarily due to the revenue impact of the slower start to the tax season described above. Operating income from continuing operations in the second quarter of fiscal 2017 was also impacted by higher costs and expenses, including higher spending for staffing, advertising and other marketing programs, and share-based compensation. See “Operating Expenses” later in this Item 2 for more information.
Net income from continuing operations decreased 55% for the second quarter of fiscal 2017 compared with the same quarter of fiscal 2016 due to the decrease in operating income described above partially offset by the impact of discrete tax benefits recorded in the quarter. See “Non-Operating Income and Expenses – Income Taxes” later in this Item 2 for more information. Diluted net income per share from continuing operations decreased 55% to $0.05, in line with the decrease in net income for the quarter.
Fiscal Year to Date
Total net revenue for the first six months of fiscal 2017 increased $158 million or 10% compared with the same period of fiscal 2016. Revenue in our Small Business segment grew 12% in the first six months of fiscal 2017 due to growth in Small Business Online Ecosystem revenue and the impact of changes to our QuickBooks Desktop software products described in “Executive Overview – Overview of Financial Results” above. Revenue in our Consumer Tax segment increased 4% in the first six months of fiscal 2017 compared with the same period a year ago. Consumer Tax revenue was impacted by a slower start to the tax season across the industry. Revenue in our ProConnect segment increased 9% in the first six months of fiscal 2017 compared with the same period of fiscal 2016. See “Segment Results” later in this Item 2 for more information about the results for all of our reportable segments.
We recorded an operating loss from continuing operations of $39 million for the first six months of fiscal 2017 primarily due to the revenue impact of the slower start to the tax season described above. We recorded operating income from continuing operations of $13 million for the first six months of fiscal 2016. Operating loss from continuing operations in the first six months of fiscal 2017 was also impacted by higher costs and expenses, including higher spending for staffing, advertising and other marketing programs, and share-based compensation. See “Operating Expenses” later in this Item 2 for more information.
Net loss from continuing operations for the first six months of fiscal 2017 increased to $17 million due to the factors impacting operating income described above partially offset by the impact of discrete tax benefits recorded in the period. We recorded a net loss of $2 million for the first six months of fiscal 2016. Diluted net loss per share from continuing operations for the first six months of fiscal 2017 increased to $0.07 due to the increase in net loss and the decline in weighted average diluted common shares compared with the same period of fiscal 2016. We recorded a diluted net loss per share from continuing operations of $0.01 for the first six months of fiscal 2016.
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
Segment operating income or loss is segment net revenue less segment cost of revenue and operating expenses. See “Executive Overview – Industry Trends and Seasonality” earlier in this Item 2 for a description of the seasonality of our business. Segment expenses do not include certain costs, such as corporate selling and marketing, product development, general and administrative expenses, and share-based compensation expenses, which are not allocated to specific segments. These unallocated costs totaled $649 million in the first six months of fiscal 2017 and $540 million in the first six months of fiscal 2016. Unallocated costs increased in the fiscal 2017 period due to increases in corporate product development and selling and marketing expenses in support of the growth of our businesses and due to higher share-based compensation expenses. Segment expenses also do not include amortization of acquired technology, amortization of other acquired intangible assets, and goodwill and intangible asset impairment charges. See Note 10 to the financial statements in Part I, Item 1 of this Quarterly Report for reconciliations of total segment operating income or loss to consolidated operating income or loss for each fiscal period presented.
We calculate revenue growth rates and segment operating margin figures using dollars in thousands. Those results may vary slightly from figures calculated using the dollars in millions presented below.

Small Business

Small Business segment product revenue is derived primarily from QuickBooks Desktop software products, including Desktop Pro, Desktop for Mac, Desktop Premier, and Enterprise; QuickBooks Basic Payroll and QuickBooks Enhanced Payroll; QuickBooks Point of Sale solutions; ProAdvisor Program memberships for the accounting professionals who serve small businesses; and financial supplies.

Small Business segment service and other revenue is derived primarily from our QuickBooks Online and QuickBooks Self-Employed financial and business management offerings; QuickBooks Desktop Pro Plus, QuickBooks Desktop Premier Plus, and QuickBooks Enterprise with Hosting, our subscription offerings; QuickBooks technical support plans; small business payroll services, including QuickBooks Online Payroll, Intuit Online Payroll, QuickBooks Assisted Payroll, and Intuit Full Service Payroll; and payment processing services for small businesses.

(Dollars in millions)	Q2 FY17	Q2 FY16	% Change	YTD Q2 FY17	YTD Q2 FY16	% Change
Product revenue	$201	$178	13%	$389	$344	13%
Service and other revenue	431	386	12%	849	766	11%
Total segment revenue	$632	$564	12%	$1,238	$1,110	12%
% of total revenue	62%	61%		69%	68%

Segment operating income	$241	$204	18%	$481	$420	15%
% of related revenue	38%	36%		39%	38%
Small Business segment total net revenue increased $68 million or 12% in the second quarter of fiscal 2017 compared with the same quarter of fiscal 2016. Small Business Online Ecosystem revenue grew 30%, driven by customer acquisition. QuickBooks Online subscribers grew 49% and online payroll customers grew 19%. Active online payments customers grew 13% and online payments charge volume grew 17%. In our Small Business Desktop Ecosystem revenue increased 6%. QuickBooks Desktop revenue increased 74% due to the impact of changes to our QuickBooks Desktop software products described in “Executive Overview – Overview of Financial Results” above. QuickBooks Enterprise revenue grew 21%. Desktop payments revenue decreased 14% during the first three months of fiscal 2017 as we continued to focus resources on core offerings for QuickBooks merchants and deemphasized certain non-QuickBooks payments offerings.
Small Business segment total net revenue increased $128 million or 12% in the first six months of fiscal 2017 compared with the same period of fiscal 2016. Small Business Online Ecosystem revenue grew 28%, driven by customer acquisition. QuickBooks Online subscribers grew 49% and online payroll customers grew 19%. Active online payments customers grew 13% and online payments charge volume grew 15%. In our Small Business Desktop Ecosystem revenue increased 6%. QuickBooks Desktop revenue increased 75% due to the impact of changes described in “Executive Overview – Overview of Financial Results” above. QuickBooks Enterprise revenue grew 21%. Desktop payments revenue decreased 14% during the first six months of fiscal 2017 as we continued to focus resources on core offerings for QuickBooks merchants and deemphasized certain non-QuickBooks payments offerings.
Small Business segment operating income as a percentage of related revenue increased in the second quarter and first six months of fiscal 2017 compared with the same periods of fiscal 2016. Higher revenue was partially offset by higher expenses for advertising and other marketing programs, staffing, and outside services.

Consumer Tax

Consumer Tax segment product revenue is derived primarily from TurboTax desktop tax return preparation software.

Consumer Tax segment service and other revenue is derived primarily from TurboTax Online tax return preparation services and electronic tax filing services.

(Dollars in millions)	Q2 FY17	Q2 FY16	% Change	YTD Q2 FY17	YTD Q2 FY16	% Change
Product revenue	$12	$13	(11)%	$23	$23	(1)%
Service and other revenue	273	262	4%	322	309	4%
Total segment revenue	$285	$275	4%	$345	$332	4%
% of total revenue	28%	30%		19%	20%

Segment operating income	$55	$63	(13)%	$16	$35	(55)%
% of related revenue	19%	23%		5%	10%
Consumer Tax segment total revenue increased $13 million or 4% in the first six months of fiscal 2017 compared with the same period of fiscal 2016 due to a slower start to the tax season across the industry. Because of the seasonality of our Consumer Tax revenue, we do not believe that revenue in our Consumer Tax segment in the first six months of fiscal 2017 is indicative of revenue trends for the current fiscal year. We will not have substantially complete results for the 2016 tax season until the third quarter of fiscal 2017.
Consumer Tax segment operating income as a percentage of related revenue decreased in the first six months of fiscal 2017 compared to the same period of fiscal 2016. Higher revenue was more than offset by higher expenses for staffing and advertising and other marketing programs.

ProConnect

ProConnect segment product revenue is derived primarily from Lacerte, ProSeries, and ProFile desktop tax preparation software products.

ProConnect segment service and other revenue is derived primarily from ProConnect Tax Online tax return preparation, bank products, and related services that complement the tax return preparation process.

(Dollars in millions)	Q2 FY17	Q2 FY16	% Change	YTD Q2 FY17	YTD Q2 FY16	% Change
Product revenue	$86	$73	18%	$184	$168	10%
Service and other revenue	13	11	17%	27	26	1%
Total segment revenue	$99	$84	18%	$211	$194	9%
% of total revenue	10%	9%		12%	12%

Segment operating income	$50	$41	23%	$120	$113	6%
% of related revenue	51%	49%		57%	58%
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
ProConnect segment total net revenue increased $17 million or 9% in the first six months of fiscal 2017 compared with the same period of fiscal 2016. Because of the seasonality of our ProConnect business, we do not believe that revenue in our ProConnect segment in the first six months of fiscal 2017 is indicative of revenue trends for the current fiscal year. We will not have substantially complete results for the 2016 tax season until the third quarter of fiscal 2017.
ProConnect segment operating income as a percentage of related revenue decreased slightly in the first six months of fiscal 2017 compared with the same period of fiscal 2016. Higher revenue was partially offset by higher staffing expenses.

Cost of Revenue

(Dollars in millions)	Q2 FY17	% of Related Revenue	Q2 FY16	% of Related Revenue	YTD Q2 FY17	% of Related Revenue	YTD Q2 FY16	% of Related Revenue
Cost of product revenue	$37	12%	$40	15%	$66	11%	$69	13%
Cost of service and other revenue	166	23%	153	23%	317	26%	284	26%
Amortization of acquired technology	3	n/a	6	n/a	6	n/a	12	n/a
Total cost of revenue	$206	20%	$199	22%	$389	22%	$365	22%
Cost of product revenue as a percentage of product revenue decreased in the second quarter and first six months of fiscal 2017 compared with the same periods of fiscal 2016 due the timing of fiscal 2017 ProConnect revenue and the changes to our QuickBooks Desktop software products described in “Executive Overview – Overview of Financial Results” earlier in this Item 2. We expense costs of product revenue as they are incurred for delivered software and we do not defer any of these costs when product revenue is deferred.
Operating Expenses

(Dollars in millions)	Q2 FY17	% of Total Net Revenue	Q2 FY16	% of Total Net Revenue	YTD Q2 FY17	% of Total Net Revenue	YTD Q2 FY16	% of Total Net Revenue
Selling and marketing	$405	40%	$356	39%	$688	38%	$600	37%
Research and development	243	24%	205	22%	489	27%	418	26%
General and administrative	140	14%	120	13%	266	15%	237	14%
Amortization of other acquired intangible assets	—	—%	1	—%	1	—%	3	—%
Total operating expenses	$788	78%	$682	74%	$1,444	80%	$1,258	77%
Current Fiscal Quarter
Total operating expenses as a percentage of total net revenue increased to 78% in the second quarter of fiscal 2017 from 74% in the same quarter of fiscal 2016. Total net revenue for the second quarter of fiscal 2017 increased $93 million or 10% and total operating expenses for that quarter increased $106 million. Total net revenue growth was affected by a slower start to the tax season and the changes to our desktop software offerings described in “Executive Overview - Overview of Financial Results” earlier in this Item 2. Operating expenses increased about $60 million for higher staffing expenses due to higher headcount, about $28 million for advertising and other marketing programs, and about $16 million for share-based compensation expenses. Share-based compensation expenses have been increasing over time because the total fair value of our share-based awards has generally been increasing.
Fiscal Year to Date
Total operating expenses as a percentage of total net revenue increased to 80% in the first six months of fiscal 2017 from 77% in the same period of fiscal 2016. Total net revenue for the first six months of fiscal 2017 increased $158 million or 10% and total operating expenses for that period increased $186 million. Total net revenue growth was affected by a slower start to the tax season and the changes to our desktop software offerings described in “Executive Overview - Overview of Financial Results” earlier in this Item 2. Operating expenses increased about $92 million for higher staffing expenses due to higher headcount, about $58 million for advertising and other marketing programs, and about $38 million for share-based compensation expenses. Share-based compensation expenses have been increasing over time because the total fair value of our share-based awards has generally been increasing.

Non-Operating Income and Expenses
Interest Expense
Interest expense of $20 million for the first six months of fiscal 2017 consisted primarily of interest on our senior notes, unsecured term loan, and the outstanding balance on our unsecured revolving credit facility. Interest expense of $16 million for the first six months of fiscal 2016 consisted primarily of interest on our senior notes and the outstanding balance on our unsecured revolving credit facility. See Note 5 and Note 6 to the financial statements in Part I, Item 1 of this Quarterly Report for more information.
Interest and Other Income (Expense), Net

	Three Months Ended		Six Months Ended
(In millions)	January 31, 2017	January 31, 2016	January 31, 2017	January 31, 2016
Interest income (1)	$1	$—	$2	$—
Net gain (loss) on executive deferred compensation plan assets (2)	4	(4)	3	(6)
Other	(6)	(1)	(8)	(3)
Total interest and other income (expense), net	$(1)	$(5)	$(3)	$(9)
(1) Interest income in the second quarter and first six months of fiscal 2017 increased compared with the same periods of fiscal 2016 due to higher average interest rates.
(2) In accordance with authoritative guidance, we record gains and losses associated with executive deferred compensation plan assets in interest and other income and gains and losses associated with the related liabilities in operating expenses. The total amounts recorded in operating expenses for each period are approximately equal to the total amounts recorded in interest and other income in those periods.
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
We recorded a $3 million tax benefit on income of $10 million for the second quarter of fiscal 2017. Our effective tax rate for the first six months of fiscal 2017 was approximately 72%. Excluding discrete tax items primarily related to share-based compensation tax benefits resulting from the adoption of ASU 2016-09, our effective tax rates for those periods were 34% and did not differ significantly from the federal statutory rate of 35%.
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

Liquidity and Capital Resources
Overview
At January 31, 2017, our cash, cash equivalents and investments totaled $637 million, a decrease of $443 million from July 31, 2016 due to the factors discussed under “Statements of Cash Flows” below. Our primary sources of liquidity have been cash from operations, which entails the collection of accounts receivable for products and services, and borrowings under our credit facilities. Our primary uses of cash have been for research and development programs, selling and marketing activities, capital projects, acquisitions of businesses, debt service costs, repurchases of our common stock under our stock repurchase programs, and the payment of cash dividends. As discussed in “Executive Overview – Industry Trends and Seasonality” earlier in this Item 2, our business is subject to significant seasonality. The balance of our cash, cash equivalents, and investments generally fluctuates with that seasonal pattern. We believe the seasonality of our business is likely to continue in the future.
The following table summarizes selected measures of our liquidity and capital resources at the dates indicated:

(Dollars in millions)	January 31, 2017	July 31, 2016	$ Change	% Change
Cash, cash equivalents, and investments	$637	$1,080	$(443)	(41)%
Long-term investments	28	28	—	—%
Short-term debt	687	512	175	34%
Long-term debt	463	488	(25)	(5)%
Working capital (deficit)	(1,124)	(637)	(487)	76%
Ratio of current assets to current liabilities	0.6 : 1	0.7 : 1
We have historically generated significant cash from operations and we expect to continue to do so during the balance of fiscal 2017. Our cash, cash equivalents, and investments totaled $637 million at January 31, 2017, none of those funds were restricted, and approximately 70% of those funds were located in the U.S. Our unsecured revolving credit facility is available to us for general corporate purposes, including future acquisitions and stock repurchases. At January 31, 2017, $150 million was outstanding under the revolving credit facility. We intend to repay $500 million in senior notes during the third quarter of fiscal 2017. See Note 5 to the financial statements in Part I, Item 1 of this Quarterly Report for more information.
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

Statements of Cash Flows
The following table summarizes selected items from our statements of cash flows for the first six months of fiscal 2017 and fiscal 2016. See the financial statements in Part I, Item 1 of this Quarterly Report for complete statements of cash flows for those periods.

	Six Months Ended
(Dollars in millions)	January 31, 2017	January 31, 2016	$ Change
Net cash provided by (used in):
Operating activities	$87	$129	$(42)
Investing activities	43	493	(450)
Financing activities	(375)	(1,085)	710
Effect of exchange rates on cash and cash equivalents	(1)	(11)	10
Net decrease in cash and cash equivalents	$(246)	$(474)	$228
Our primary sources and uses of cash for the six months ended January 31, 2017 and January 31, 2016 were as follows:

Six Months Ended January 31, 2017	Six Months Ended January 31, 2016
Sources of cash:	Sources of cash:
• Operations • Net sales of investments • Borrowings under our revolving credit facility • Issuance of common stock under employee stock plans	• Operations • Net sales of investments • Borrowings under our revolving credit facility • Issuance of common stock under employee stock plans
Uses of cash:	Uses of cash:
• Repurchases of shares of our common stock under our stock repurchase programs • Payments of cash dividends • Capital expenditures	• Repurchases of shares of our common stock under our stock repurchase programs • Payments of cash dividends • Capital expenditures, including the purchase of certain previously leased facilities
Stock Repurchase Programs, Treasury Shares, and Dividends on Common Stock
As described in Note 8 to the financial statements in Part I, Item 1 of this Quarterly Report, during the first six months of fiscal 2017 we continued to repurchase shares of our common stock under repurchase programs that our Board of Directors has authorized. At January 31, 2017, we had authorization from our Board of Directors to expend up to an additional $2 billion for stock repurchases. We currently expect to continue repurchasing our common stock on a quarterly basis; however, future stock repurchases under the current program are at the discretion of management, and authorization of future stock repurchase programs is subject to the final determination of our Board of Directors.
During the first six months of fiscal 2017 we also continued to pay quarterly cash dividends on shares of our outstanding common stock. In February 2017 our Board of Directors declared a quarterly cash dividend of $0.34 per share of outstanding common stock payable on April 18, 2017 to stockholders of record at the close of business on April 10, 2017. We currently expect to continue paying comparable cash dividends on a quarterly basis; however, future declarations of dividends and the establishment of future record dates and payment dates are subject to the final determination of our Board of Directors.
Credit Facilities
On February 1, 2016 we entered into a master credit agreement with certain institutional lenders for a five-year credit facility in an aggregate principal amount of $1.5 billion. The master credit agreement includes a $500 million unsecured term loan and a $1 billion unsecured revolving credit facility that will expire on February 1, 2021. Under the master credit agreement we may, subject to certain customary conditions, on one or more occasions increase commitments under the revolving credit facility in an amount not to exceed $250 million in the aggregate and may extend the maturity date up to two times. Advances under the revolving credit facility accrue interest at rates that are equal to, at our election, either Bank of America's alternate base rate plus a margin that ranges from 0.0% to 0.5% or the London Interbank Offered Rate (LIBOR) plus a margin that ranges from 0.9% to 1.5%. Actual margins under either election will be based on our senior debt credit ratings. At January 31, 2017, $150 million was outstanding under the revolving credit facility. We monitor counterparty risk associated with the institutional lenders that are providing the credit facility. We currently believe that the credit facility will be available to us should we choose to borrow under it.

Under the master credit agreement, we borrowed $500 million in the form of an unsecured term loan on February 1, 2016. We may, subject to certain customary conditions, on one or more occasions increase commitments under the term loan in an amount not to exceed $500 million in the aggregate. The term loan accrues interest at rates that are equal to, at our election, either Bank of America's alternate base rate plus a margin that ranges from 0.125% to 0.875% or LIBOR plus a margin that ranges from 1.125% to 1.875%. Actual margins under either election will be based on our senior debt credit ratings. The term loan is subject to quarterly principal payments of 2.5% of the loan amount beginning in July 2017, with the balance payable on February 1, 2021. At January 31, 2017, $500 million was outstanding under the term loan.
The master credit agreement includes customary affirmative and negative covenants, including financial covenants that require us to maintain a ratio of total debt to annual earnings before interest, taxes, depreciation and amortization (EBITDA) of not greater than 3.25 to 1.00 as of any date and a ratio of annual EBITDA to annual interest expense of not less than 3.00 to 1.00 as of the last day of each fiscal quarter. We remained in compliance with these covenants at all times during the quarter ended January 31, 2017.
Cash Held by Foreign Subsidiaries
Our cash, cash equivalents, and investments totaled $637 million at January 31, 2017. Of this amount, approximately 30% was held by our foreign subsidiaries and subject to repatriation tax considerations. These foreign funds were located primarily in Canada, India, and the United Kingdom. We intend to permanently reinvest a significant portion of our earnings from foreign operations, and we currently do not anticipate that we will need funds generated from foreign operations to fund our domestic operations. In the event that funds from foreign operations are needed to fund operations in the United States, if U.S. taxes have not been previously provided on the related earnings we would provide for and pay additional U.S. taxes at the time we change our intention with regard to the reinvestment of those earnings.

Off-Balance Sheet Arrangements
At January 31, 2017, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations
We presented our contractual obligations at July 31, 2016 in our Annual Report on Form 10-K for the fiscal year then ended. There were no significant changes to our contractual obligations during the first six months of fiscal 2017.

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
Our cash equivalents and investments are subject to market risk due to changes in interest rates. Interest rate movements affect the interest income we earn on cash equivalents and investments and the fair value of those investments. If the Federal Reserve Target Rate had increased by 25 basis points from the level of January 31, 2017, the value of our investments at that date would have decreased by approximately $1.2 million. If the Federal Reserve Target Rate had increased by 100 basis points from the level of January 31, 2017, the value of our investments at that date would have decreased by approximately $4.7 million.
We are also exposed to the impact of changes in interest rates as they affect our $1 billion unsecured revolving credit facility and $500 million unsecured term loan. Advances under the revolving credit facility accrue interest at rates that are equal to Bank of America's alternate base rate plus a margin that ranges from 0.0% to 0.5% or the London InterBank Offered Rate (LIBOR) plus a margin that ranges from 0.9% to 1.5%. The term loan accrues interest at rates that are equal to, at our election, either Bank of America's alternate base rate plus a margin that ranges from 0.125% to 0.875% or LIBOR plus a margin that ranges from 1.125% to 1.875%. Actual margins under all of these elections are based on our senior debt credit ratings. Consequently, our interest expense fluctuates with changes in the general level of these interest rates. At January 31, 2017, $150 million was outstanding under the revolving credit facility and $500 million was outstanding under the term loan. See Note 5 and Note 6 to the financial statements in Part I, Item 1 of this Quarterly Report for more information.
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
Since we translate foreign currencies (primarily Canadian dollars, Indian rupees, and British pounds) into U.S. dollars for financial reporting purposes, currency fluctuations can have an impact on our financial results. The historical impact of currency fluctuations on our financial results has generally been immaterial. We believe that our exposure to currency exchange fluctuation risk is not significant primarily because our global subsidiaries invoice customers and satisfy their financial obligations almost exclusively in their local currencies. Although the impact of currency fluctuations on our financial results has generally been immaterial in the past and we believe that for the reasons cited above currency fluctuations will not be significant in the future, the impact of currency fluctuations could be material in the future. As of January 31, 2017, we did not engage in foreign currency hedging activities.

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
Our acquisitions have resulted in significant expenses, including amortization and impairment of acquired technology and other acquired intangible assets, and impairment of goodwill. Total costs and expenses in these categories were $34 million in fiscal 2016; $339 million in fiscal 2015, of which $149 million was classified as discontinued operations; and $25 million in fiscal 2014. Although under current accounting rules goodwill is not amortized, we may incur impairment charges related to the goodwill already recorded and to goodwill arising out of future acquisitions. We test the impairment of goodwill annually in our fourth fiscal quarter or more frequently if indicators of impairment arise. The timing of the formal annual test may result in charges to our statement of operations in our fourth fiscal quarter that may not have been reasonably foreseen in prior periods. The total costs and expenses for fiscal 2015 included goodwill and intangible asset impairment charges of $297 million, of which $149 million was classified as discontinued operations. At January 31, 2017, we had $1.3 billion in goodwill and $34 million in net acquired intangible assets on our balance sheet, both of which may be subject to impairment charges in the future. New acquisitions, and any impairment of the value of acquired intangible assets, may have a significant negative impact on our future financial results.
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
We have $1.2 billion in debt outstanding and may incur other debt in the future, which may adversely affect our financial condition and future financial results.
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
On February 1, 2016 we entered into a master credit agreement with certain institutional lenders for a new five-year credit facility in an aggregate principal amount of $1.5 billion. The master credit agreement includes a $500 million unsecured term loan and a $1 billion unsecured revolving credit facility that will expire on February 1, 2021. As of January 31, 2017, $500 million was outstanding on the term loan and $150 million was outstanding under the revolving credit facility. We may use the proceeds of any advances against the credit facility for general corporate purposes, including future acquisitions and share repurchases.
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

ITEM 2
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities By The Issuer And Affiliated Purchasers
Stock repurchase activity during the three months ended January 31, 2017 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans
November 1, 2016 through November 30, 2016	770,000	$110.53	770,000	$2,083,627,920
December 1, 2016 through December 31, 2016	510,000	$116.07	510,000	$2,024,434,560
January 1, 2017 through January 31, 2017	460,000	$116.60	460,000	$1,970,796,310
Total	1,740,000	$113.76	1,740,000
Note: $169 million of the shares purchased as part of publicly announced plans during the three months ended January 31, 2017 were purchased under a plan we announced on May 19, 2015 under which we were authorized to repurchase up to $2 billion of our common stock from time to time over a four-year period ending on May 19, 2019. The remaining shares purchased during the three months ended January 31, 2017 were purchased under a plan we announced on August 19, 2016 under which we are authorized to repurchase up to an additional $2 billion of our common stock. At January 31, 2017, authorization from our Board of Directors to expend up to $2 billion remained available under that plan.

ITEM 6
EXHIBITS
See the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTUIT INC. (Registrant)
Date:	February 23, 2017	By:	/s/ R. NEIL WILLIAMS
R. Neil Williams
Executive Vice President and Chief Financial Officer (Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference

10.01+	Intuit Inc. Amended and Restated 2005 Equity Incentive Plan, as amended through January 19, 2017		S-8 filed 1/20/2017 (File No. 333-215639)

10.02	Form of Indemnification Agreement entered into by Intuit with each of its directors and certain officers	X

31.01	Certification of Chief Executive Officer	X

31.02	Certification of Chief Financial Officer	X

32.01*	Section 1350 Certification (Chief Executive Officer)	X

32.02*	Section 1350 Certification (Chief Financial Officer)	X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X

101.SCH	XBRL Taxonomy Extension Schema	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase	X
________________________________

+	Indicates a management contract or compensatory plan or arrangement.
*	This exhibit is intended to be furnished and shall not be deemed “filed” for purposes of the Securities Exchange Act of 1934, as amended.