Form 10-Q
period 2017-04-30
INTUIT INC
filed 2017-05-23
CIK 896878

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 30, 2017
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☑	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐
(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 256,216,921 shares of Common Stock, $0.01 par value, were outstanding at May 17, 2017.

INTUIT INC.
FORM 10-Q
INDEX

Page

PART I - FINANCIAL INFORMATION

ITEM 1: Financial Statements (Unaudited)

Condensed Consolidated Statements of Operations for the three and nine months ended April 30, 2017 and 2016	3

Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended April 30, 2017 and 2016	4

Condensed Consolidated Balance Sheets at April 30, 2017 and July 31, 2016	5

Condensed Consolidated Statements of Stockholders’ Equity for the nine months ended April 30, 2017 and 2016	6

Condensed Consolidated Statements of Cash Flows for the nine months ended April 30, 2017 and 2016	7

Notes to Condensed Consolidated Financial Statements	8

ITEM 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

ITEM 3: Quantitative and Qualitative Disclosures about Market Risk	34

ITEM 4: Controls and Procedures	35

PART II - OTHER INFORMATION

ITEM 1: Legal Proceedings	36

ITEM 1A: Risk Factors	36

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds	47

ITEM 6: Exhibits	47

Signatures	48

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

PART I

ITEM 1 - FINANCIAL STATEMENTS

INTUIT INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended		Nine Months Ended
(In millions, except per share amounts)	April 30, 2017	April 30, 2016	April 30, 2017	April 30, 2016
Net revenue:
Product	$467	$459	$1,063	$994
Service and other	2,074	1,845	3,272	2,946
Total net revenue	2,541	2,304	4,335	3,940
Costs and expenses:
Cost of revenue:
Cost of product revenue	29	30	95	99
Cost of service and other revenue	205	181	522	465
Amortization of acquired technology	3	5	9	17
Selling and marketing	467	423	1,155	1,023
Research and development	246	228	735	646
General and administrative	146	149	412	386
Amortization of other acquired intangible assets	1	3	2	6
Total costs and expenses	1,097	1,019	2,930	2,642
Operating income from continuing operations	1,444	1,285	1,405	1,298
Interest expense	(8)	(10)	(28)	(26)
Interest and other income (expense), net	3	2	—	(7)
Income before income taxes	1,439	1,277	1,377	1,265
Income tax provision	475	429	430	419
Net income from continuing operations	964	848	947	846
Net income from discontinued operations	—	178	—	173
Net income	$964	$1,026	$947	$1,019

Basic net income per share from continuing operations	$3.76	$3.30	$3.68	$3.21
Basic net income per share from discontinued operations	—	0.70	—	0.65
Basic net income income per share	$3.76	$4.00	$3.68	$3.86
Shares used in basic per share calculations	256	257	257	264

Diluted net income per share from continuing operations	$3.70	$3.26	$3.63	$3.17
Diluted net income per share from discontinued operations	—	0.68	—	0.64
Diluted net income per share	$3.70	$3.94	$3.63	$3.81
Shares used in diluted per share calculations	260	260	261	267

Cash dividends declared per common share	$0.34	$0.30	$1.02	$0.90
See accompanying notes.

INTUIT INC. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended		Nine Months Ended
(In millions)	April 30, 2017	April 30, 2016	April 30, 2017	April 30, 2016

Net income	$964	$1,026	$947	$1,019
Other comprehensive income (loss), net of income taxes:
Unrealized gains on available-for-sale debt securities	—	—	(1)	—
Foreign currency translation gains (losses)	(2)	16	(3)	4
Total other comprehensive income (loss), net	(2)	16	(4)	4
Comprehensive income	$962	$1,042	$943	$1,023

See accompanying notes.

INTUIT INC. CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(In millions)	April 30, 2017	July 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$1,350	$638
Investments	243	442
Accounts receivable, net	245	108
Income taxes receivable	—	20
Prepaid expenses and other current assets	94	102
Current assets before funds held for customers	1,932	1,310
Funds held for customers	323	304
Total current assets	2,255	1,614
Long-term investments	28	28
Property and equipment, net	1,041	1,031
Goodwill	1,294	1,282
Acquired intangible assets, net	27	44
Long-term deferred income taxes	183	139
Other assets	141	112
Total assets	$4,969	$4,250

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$50	$512
Accounts payable	269	184
Accrued compensation and related liabilities	240	289
Deferred revenue	955	801
Income taxes payable	435	4
Other current liabilities	222	157
Current liabilities before customer fund deposits	2,171	1,947
Customer fund deposits	323	304
Total current liabilities	2,494	2,251
Long-term debt	450	488
Long-term deferred revenue	178	204
Other long-term obligations	150	146
Total liabilities	3,272	3,089
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock and additional paid-in capital	4,787	4,445
Treasury stock, at cost	(10,417)	(9,939)
Accumulated other comprehensive loss	(36)	(32)
Retained earnings	7,363	6,687
Total stockholders’ equity	1,697	1,161
Total liabilities and stockholders’ equity	$4,969	$4,250
See accompanying notes.

INTUIT INC. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)

(In millions, except shares in thousands)	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
Balance at July 31, 2016	257,853	$4,445	$(9,939)	$(32)	$6,687	$1,161
Comprehensive income	—	—	—	(4)	947	943
Issuance of stock under employee stock plans, net of shares withheld for employee taxes	2,642	89		—	—	89
Stock repurchases under stock repurchase programs	(4,241)	—	(478)	—	—	(478)
Dividends and dividend rights declared ($1.02 per share)	—	—	—	—	(267)	(267)
Cumulative effect of change in accounting principle	—	6	—	—	(4)	2
Share-based compensation expense	—	247	—	—	—	247
Balance at April 30, 2017	256,254	$4,787	$(10,417)	$(36)	$7,363	$1,697

(In millions, except shares in thousands)	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
Balance at July 31, 2015	277,706	$4,010	$(7,675)	$(30)	$6,027	$2,332
Comprehensive income	—	—	—	4	1,019	1,023
Issuance of stock under employee stock plans, net of shares withheld for employee taxes	2,767	89	—	—	—	89
Stock repurchases under stock repurchase programs	(24,085)	—	(2,190)	—	—	(2,190)
Dividends and dividend rights declared ($0.90 per share)	—	—	—	—	(241)	(241)
Tax benefit from share-based compensation plans	—	30	—	—	—	30
Share-based compensation expense	—	205	—	—	—	205
Balance at April 30, 2016	256,388	$4,334	$(9,865)	$(26)	$6,805	$1,248

See accompanying notes.

INTUIT INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended
(In millions)	April 30, 2017	April 30, 2016
Cash flows from operating activities:
Net income	$947	$1,019
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	156	145
Amortization of acquired intangible assets	18	30
Share-based compensation expense	241	200
Pre-tax gain on sale of discontinued operations	—	(354)
Deferred income taxes	(36)	40
Tax benefit from share-based compensation plans	—	30
Other	9	11
Total adjustments	388	102
Changes in operating assets and liabilities:
Accounts receivable	(138)	(125)
Income taxes receivable	19	79
Prepaid expenses and other assets	5	(15)
Accounts payable	104	77
Accrued compensation and related liabilities	(47)	(69)
Deferred revenue	130	213
Income taxes payable	431	435
Other liabilities	50	25
Total changes in operating assets and liabilities	554	620
Net cash provided by operating activities	1,889	1,741
Cash flows from investing activities:
Purchases of corporate and customer fund investments	(286)	(589)
Sales of corporate and customer fund investments	332	990
Maturities of corporate and customer fund investments	150	160
Net change in cash and cash equivalents held to satisfy customer fund obligations	(18)	(35)
Net change in customer fund deposits	18	35
Purchases of property and equipment	(178)	(449)
Proceeds from divestiture of businesses	—	463
Other	(40)	3
Net cash provided by (used in) investing activities	(22)	578
Cash flows from financing activities:
Proceeds from borrowings under revolving credit facilities	150	995
Repayments on borrowings under revolving credit facilities	(150)	(995)
Proceeds from long-term debt	—	500
Repayment of debt	(500)	—
Proceeds from issuance of stock under employee stock plans	150	125
Payments for employee taxes withheld upon vesting of restricted stock units	(61)	(36)
Cash paid for purchases of treasury stock	(473)	(2,190)
Dividends and dividend rights paid	(265)	(238)
Other	—	(5)
Net cash used in financing activities	(1,149)	(1,844)
Effect of exchange rates on cash and cash equivalents	(6)	6
Net increase in cash and cash equivalents	712	481
Cash and cash equivalents at beginning of period	638	808
Cash and cash equivalents at end of period	$1,350	$1,289
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
These unaudited condensed consolidated financial statements and accompanying notes should be read together with the audited consolidated financial statements in Item 8 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2016. Results for the nine months ended April 30, 2017 do not necessarily indicate the results we expect for the fiscal year ending July 31, 2017 or any other future period.

Seasonality
Our Consumer Tax offerings have significant seasonal patterns and revenue from those income tax preparation products and services is heavily concentrated in our third fiscal quarter ending April 30.

Significant Accounting Policies
We describe our significant accounting policies in Note 1 to the financial statements in Item 8 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2016. There have been no changes to our significant accounting policies during the first nine months of fiscal 2017.

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
The following table presents the composition of shares used in the computation of basic and diluted net income per share for the periods indicated.

	Three Months Ended		Nine Months Ended
(In millions, except per share amounts)	April 30, 2017	April 30, 2016	April 30, 2017	April 30, 2016
Numerator:
Net income from continuing operations	$964	$848	$947	$846
Net income from discontinued operations	—	178	—	173
Net income	$964	$1,026	$947	$1,019

Denominator:
Shares used in basic per share amounts:
Weighted average common shares outstanding	256	257	257	264

Shares used in diluted per share amounts:
Weighted average common shares outstanding	256	257	257	264
Dilutive common equivalent shares from stock options
and restricted stock awards	4	3	4	3
Dilutive weighted average common shares outstanding	260	260	261	267

Basic and diluted net income per share:
Basic net income per share from continuing operations	$3.76	$3.30	$3.68	$3.21
Basic net income per share from discontinued operations	—	0.70	—	0.65
Basic net income per share	$3.76	$4.00	$3.68	$3.86

Diluted net income per share from continuing operations	$3.70	$3.26	$3.63	$3.17
Diluted net income per share from discontinued operations	—	0.68	—	0.64
Diluted net income per share	$3.70	$3.94	$3.63	$3.81

Shares excluded from computation of diluted net income per share:
Weighted average stock options and restricted stock units excluded from computation due to anti-dilutive effect	3	2	4	2

Concentration of Credit Risk and Significant Customers
No customer accounted for 10% or more of total net revenue in the three or nine months ended April 30, 2017 or April 30, 2016. No customer accounted for 10% or more of gross accounts receivable at April 30, 2017 or July 31, 2016.

Accounting Standards Recently Adopted

Standard/Description	Effective Date and Adoption Considerations	Effect on Financial Statements
Stock Compensation - In March 2016 the FASB issued ASU 2016-09, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” As required by ASU 2016-09, excess tax benefits recognized on stock-based compensation expense are reflected in our condensed consolidated statements of operations as a component of the provision for income taxes on a prospective basis. Excess tax benefits are classified as an operating activity in our condensed consolidated statements of cash flows and we have applied this provision on a retrospective basis.
We elected to early adopt this standard in the first quarter of our fiscal year that began August 1, 2016.
For the three and nine months ended April 30, 2017, we recognized excess tax benefits of $12 million and $38 million in our provision for income taxes. For the nine months ended April 30, 2016, net cash provided by operating activities increased by $30 million with a corresponding offset to net cash used in financing activities. In addition, we have elected to account for forfeitures as they occur, rather than estimate expected forfeitures over the course of a vesting period. As a result of the adoption of ASU 2016-09, we recognized the net cumulative effect of this change as a $6 million increase to additional paid-in capital, a $2 million increase to deferred tax assets and a $4 million reduction to retained earnings as of August 1, 2016.

Accounting Standards Not Yet Adopted

Standard/Description	Effective Date and Adoption Considerations	Effect on Financial Statements
Goodwill Impairment  - In January 2017 the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2017-04, “Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” This new standard eliminates Step 2 from the goodwill impairment test. Instead, an entity should compare the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value, not to exceed the total amount of goodwill allocated to the reporting unit.

The standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, which means that it will be effective for us in the first quarter of our fiscal year beginning August 1, 2020. Early adoption is permitted.
We are currently evaluating the impact of our pending adoption of ASU 2017-04 on our consolidated financial statements.
Business Combinations  - In January 2017 the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business.” This new standard clarifies the definition of a business in order to allow for the evaluation of whether transactions should be accounted for as acquisitions or disposals of assets or businesses.

The standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, which means that it will be effective for us in the first quarter of our fiscal year beginning August 1, 2018. Early adoption is permitted.

We are currently evaluating the impact of our pending adoption of ASU 2017-01 on our consolidated financial statements.

Accounting Standards Not Yet Adopted (continued)

Standard/Description	Effective Date and Adoption Considerations	Effect on Financial Statements
Statement of Cash Flows - In August 2016 the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” This new standard will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows.

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
Financial Instruments - In June 2016 the FASB issued ASU 2016-13, “Financial Instruments—Credit Losses (Topic 326).” This new standard requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts.

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
Leases - In February 2016 the FASB issued ASU 2016-02, “Leases (Topic 842).” This new standard amends a number of aspects of lease accounting, including requiring lessees to recognize operating leases with a term greater than one year on their balance sheet as a right-of-use asset and corresponding lease liability, measured at the present value of the lease payments.

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
Revenue Recognition - In May 2014 the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” and in August 2015 the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date,” which defers the effective date of ASU 2014-09 by one year. This new standard supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of the standard is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The standard defines a five step process to achieve this core principle and, in doing so, it is possible that more judgment and estimates may be required within the revenue recognition process than is required under present U.S. GAAP. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price, and allocating the transaction price to each separate performance obligation. The standard also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments.

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

	April 30, 2017				July 31, 2016
(In millions)	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Cash equivalents, primarily money market funds	$630	$—	$—	$630	$416	$—	$—	$416
Available-for-sale debt securities:
Municipal bonds	—	85	—	85	—	186	—	186
Corporate notes	—	358	—	358	—	420	—	420
U.S. agency securities	—	—	—	—	—	36	—	36
Municipal auction rate securities	—	—	15	15	—	—	15	15
Total available-for-sale securities	—	443	15	458	—	642	15	657
Total assets measured at fair value on a recurring basis	$630	$443	$15	$1,088	$416	$642	$15	$1,073
Liabilities:
Senior notes (1)	$—	$—	$—	$—	$—	$515	$—	$515
______________________________

(1)	Carrying value on our balance sheet at July 31, 2016 was $500 million. See Note 5, “Current Liabilities – Short-Term Debt,” for more information.

The following table summarizes our cash equivalents and available-for-sale debt securities by balance sheet classification and level in the fair value hierarchy at the dates indicated.

	April 30, 2017				July 31, 2016
(In millions)	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents:
In cash and cash equivalents	$630	$—	$—	$630	$312	$—	$—	$312
In funds held for customers	—	—	—	—	104	—	—	104
Total cash equivalents	$630	$—	$—	$630	$416	$—	$—	$416
Available-for-sale securities:
In investments	$—	$243	$—	$243	$—	$442	$—	$442
In funds held for customers	—	200	—	200	—	200	—	200
In long-term investments	—	—	15	15	—	—	15	15
Total available-for-sale securities	$—	$443	$15	$458	$—	$642	$15	$657

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
Financial liabilities whose fair values we measured using Level 2 inputs consisted of senior unsecured notes. We repaid those notes during the third quarter of fiscal 2017. See Note 5, “Current Liabilities – Short-Term Debt,” for more information. We measured the fair value of our senior notes based on their trading prices and the interest rates we could obtain for other borrowings with similar terms.
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
There were no transfers between Level 1, Level 2, and Level 3 of the fair value hierarchy during the nine months ended April 30, 2017.

3. Cash and Cash Equivalents, Investments, and Funds Held for Customers
We consider highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. Cash equivalents consist primarily of AAA-rated money market funds in all periods presented. Investments at April 30, 2017 consisted of available-for-sale investment-grade debt securities that we carried at fair value. Funds held for customers consist of cash and cash equivalents and investment grade available-for-sale debt securities in all periods presented. Except for direct obligations of the United States government, securities issued by agencies of the United States government, and money market funds, we diversify our investments in debt securities by limiting our holdings with any individual issuer.
The following table summarizes our cash and cash equivalents, investments, and funds held for customers by balance sheet classification at the dates indicated.

	April 30, 2017		July 31, 2016
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Classification on balance sheets:
Cash and cash equivalents	$1,350	$1,350	$638	$638
Investments	243	243	441	442
Funds held for customers	323	323	304	304
Long-term investments	28	28	28	28
Total cash and cash equivalents, investments, and funds held for customers	$1,944	$1,944	$1,411	$1,412

The following table summarizes our cash and cash equivalents, investments, and funds held for customers by investment category at the dates indicated.

	April 30, 2017		July 31, 2016
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Type of issue:
Total cash and cash equivalents	$1,473	$1,473	$742	$742
Available-for-sale debt securities:
Municipal bonds	85	85	186	186
Corporate notes	358	358	419	420
U.S. agency securities	—	—	36	36
Municipal auction rate securities	15	15	15	15
Total available-for-sale debt securities	458	458	656	657
Other long-term investments	13	13	13	13
Total cash and cash equivalents, investments, and funds held for customers	$1,944	$1,944	$1,411	$1,412

We use the specific identification method to compute gains and losses on investments. We include realized gains and losses on our available-for-sale debt securities in interest and other income or expense, net in our statements of operations. Gross realized gains and losses on our available-for-sale debt securities for the nine months ended April 30, 2017 and April 30, 2016 were not significant.
We accumulate unrealized gains and losses on our available-for-sale debt securities, net of tax, in accumulated other comprehensive income or loss in the stockholders’ equity section of our balance sheets. Gross unrealized gains and losses on our available-for-sale debt securities at April 30, 2017 and July 31, 2016 were not significant.
We periodically review our investment portfolios to determine if any investment is other-than-temporarily impaired due to changes in credit risk or other potential valuation concerns. We believe that the investments we held at April 30, 2017 were not other-than-temporarily impaired. Unrealized losses on available-for-sale debt securities at April 30, 2017 were not significant and were due to changes in interest rates, including market credit spreads, and not due to increased credit risks associated with specific securities. We do not intend to sell these investments. In addition, it is more likely than not that we will not be required to sell them before recovery at par, which may be at maturity.
The following table summarizes our available-for-sale debt securities classified by the stated maturity date of the security at the dates indicated.

	April 30, 2017		July 31, 2016
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$184	$184	$285	$285
Due within two years	180	180	209	210
Due within three years	71	71	143	143
Due after three years	23	23	19	19
Total available-for-sale debt securities	$458	$458	$656	$657

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
Net revenue from discontinued operations was $22 million and $137 million for the three and nine months ended April 30, 2016. Net income from discontinued operations was $178 million and $173 million for the three and nine months ended April 30, 2016.

5. Current Liabilities

Short-Term Debt

Short-term debt at July 31, 2016 included $500 million of 5.75% senior unsecured notes due on March 15, 2017, less the unamortized discount. During the third quarter of fiscal 2017 we repaid those notes when they became due using cash from operations. We paid $29 million in cash for interest on the notes during the nine months ended April 30, 2017 and $29 million in cash for interest on the notes during the nine months ended April 30, 2016.
On February 1, 2016 we entered into a master credit agreement with certain institutional lenders for a five-year credit facility in an aggregate principal amount of $1.5 billion. The master credit agreement includes a $500 million unsecured term loan and a $1 billion unsecured revolving credit facility. At April 30, 2017, $500 million was outstanding under the term loan, of which $50 million was classified as short-term debt. See Note 6, “Long-Term Obligations and Commitments – Long-Term Debt,” for more information regarding the term loan.

Unsecured Revolving Credit Facilities
The master credit agreement we entered into on February 1, 2016 includes a $1 billion unsecured revolving credit facility that will expire on February 1, 2021. Under the master credit agreement we may, subject to certain customary conditions, on one or more occasions increase commitments under the revolving credit facility in an amount not to exceed $250 million in the aggregate and may extend the maturity date up to two times. Advances under the revolving credit facility accrue interest at rates that are equal to, at our election, either Bank of America's alternate base rate plus a margin that ranges from 0.0% to 0.5% or the London Interbank Offered Rate (LIBOR) plus a margin that ranges from 0.9% to 1.5%. Actual margins under either election will be based on our senior debt credit ratings. The master credit agreement includes customary affirmative and negative covenants, including financial covenants that require us to maintain a ratio of total debt to annual earnings before interest, taxes, depreciation and amortization (EBITDA) of not greater than 3.25 to 1.00 as of any date and a ratio of annual EBITDA to annual interest expense of not less than 3.00 to 1.00 as of the last day of each fiscal quarter. We remained in compliance with these covenants at all times during the quarter ended April 30, 2017. During the nine months ended April 30, 2017 we borrowed $150 million under this revolving credit facility and at April 30, 2017 no amounts were outstanding. We paid $1 million in cash for interest on the revolving credit facility during the nine months ended April 30, 2017 and $2 million in cash for interest on revolving credit facilities during the nine months ended April 30, 2016.

Other Current Liabilities
Other current liabilities were as follows at the dates indicated:

(In millions)	April 30, 2017	July 31, 2016
Reserve for product returns	$41	$7
Reserve for rebates	34	14
Current portion of license fee payable	10	10
Current portion of deferred rent	6	6
Interest payable	1	11
Amounts due for share repurchases	5	—
Executive deferred compensation plan liabilities	80	69
Other	45	40
Total other current liabilities	$222	$157

The balances of several of our other current liabilities, particularly our reserves for product returns and rebates, are affected by the seasonality of our business. See Note 1, “Description of Business and Summary of Significant Accounting Policies – Seasonality,” for more information.

6. Long-Term Obligations and Commitments

Long-Term Debt
On February 1, 2016 we entered into a master credit agreement with certain institutional lenders for a five-year credit facility in an aggregate principal amount of $1.5 billion, which includes a $500 million unsecured term loan. Under the master credit agreement we may, subject to certain customary conditions, on one or more occasions increase commitments under the term loan in an amount not to exceed $500 million in the aggregate. The term loan accrues interest at rates that are equal to, at our election, either Bank of America's alternate base rate plus a margin that ranges from 0.125% to 0.875% or LIBOR plus a margin that ranges from 1.125% to 1.875%. Actual margins under either election will be based on our senior debt credit ratings. The master credit agreement includes customary affirmative and negative covenants. See Note 5, “Current Liabilities – Unsecured Revolving Credit Facilities,” for more information. The term loan is subject to quarterly principal payments of 2.5% of the loan amount beginning in July 2017, with the balance payable on February 1, 2021. At April 30, 2017, $500 million was outstanding under the term loan, of which $50 million was classified as short-term debt. Interest on the term loan is payable monthly. We paid $7 million and $1 million in cash for interest on the term loan during the nine months ended April 30, 2017 and April 30, 2016.

Other Long-Term Obligations
Other long-term obligations were as follows at the dates indicated:

(In millions)	April 30, 2017	July 31, 2016
Total deferred rent	$51	$56
Total license fee payable	28	26
Long-term income tax liabilities	60	54
Long-term deferred income tax liabilities	6	7
Other	22	20
Total long-term obligations	167	163
Less current portion (included in other current liabilities)	(17)	(17)
Long-term obligations due after one year	$150	$146

Operating Lease Commitments
We describe our operating lease commitments in Note 9 to the financial statements in Item 8 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2016. There were no significant changes in our operating lease commitments during the nine months ended April 30, 2017.

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
Our effective tax rates for the three and nine months ended April 30, 2017 were approximately 33% and 31%. Excluding discrete tax items primarily related to share-based compensation tax benefits resulting from the adoption of ASU 2016-09, our effective tax rate for both periods were 34% and did not differ significantly from the federal statutory rate of 35%. The tax benefit we received from the domestic production activities deduction and the federal research and experimentation credit were partially offset by the tax expense related to state income taxes, nondeductible share-based compensation, and the effects of losses in certain jurisdictions where we do not recognize a tax benefit in both periods.
Our effective tax rates for the three and nine months ended April 30, 2016 were approximately 34% and 33% and did not differ significantly from the federal statutory rate of 35%. The tax benefit we received from the domestic production activities deduction and the federal research and experimentation credit were partially offset by the tax expense related to nondeductible share-based compensation, state income taxes, and the effects of losses in certain jurisdictions where we do not recognize a tax benefit in both periods.

Unrecognized Tax Benefits and Other Considerations
The total amount of our unrecognized tax benefits at July 31, 2016 was $60 million. Net of related deferred tax assets, unrecognized tax benefits were $40 million at that date. If we were to recognize these net benefits, our income tax expense would reflect a favorable net impact of $40 million. There were no material changes to these amounts during the nine months ended April 30, 2017. We do not believe that it is reasonably possible that there will be a significant increase or decrease in our unrecognized tax benefits over the next 12 months.

8. Stockholders’ Equity

Stock Repurchase Programs and Treasury Shares
Intuit’s Board of Directors has authorized a series of common stock repurchase programs. Shares of common stock repurchased under these programs become treasury shares. We repurchased 4.2 million shares for $478 million under these programs during the nine months ended April 30, 2017. Included in this amount were $5 million of repurchases which occurred in late April 2017 and were settled in early May 2017. We repurchased 24.1 million shares for $2.2 billion under these programs during the nine months ended April 30, 2016. At April 30, 2017, we had authorization from our Board of Directors to expend up to an additional $1.9 billion for stock repurchases. Future stock repurchases under the current programs are at the discretion of management, and authorization of future stock repurchase programs is subject to the final determination of our Board of Directors.
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

Dividends on Common Stock
During the nine months ended April 30, 2017 we declared and paid quarterly cash dividends that totaled $1.02 per share of outstanding common stock or $265 million. In May 2017 our Board of Directors declared a quarterly cash dividend of $0.34 per share of outstanding common stock payable on July 18, 2017 to stockholders of record at the close of business on July 10, 2017. Future declarations of dividends and the establishment of future record dates and payment dates are subject to the final determination of our Board of Directors.

Share-Based Compensation Expense
The following table summarizes the total share-based compensation expense that we recorded in operating income from continuing operations for the periods shown.

	Three Months Ended		Nine Months Ended
(In millions, except per share amounts)	April 30, 2017	April 30, 2016	April 30, 2017	April 30, 2016
Cost of revenue	$2	$2	$6	$6
Selling and marketing	19	18	66	55
Research and development	24	21	89	63
General and administrative	26	24	80	73
Total share-based compensation expense	$71	$65	$241	$197

We capitalized $6 million in share-based compensation related to internal use software projects during the nine months ended April 30, 2017 and $5 million during the nine months ended April 30, 2016. The table above also excludes share-based compensation expense for our discontinued operations, which totaled $3 million during the nine months ended April 30, 2016. Because we have not reclassified our statements of cash flows to segregate discontinued operations, this amount is included in share-based compensation expense on our statement of cash flows for that period.

Share-Based Awards Available for Grant
A summary of share-based awards available for grant under our 2005 Equity Incentive Plan for the nine months ended April 30, 2017 was as follows:

(Shares in thousands)	Shares Available for Grant
Balance at July 31, 2016	8,990
Additional shares authorized	23,110
Options granted	(16)
Restricted stock units granted (1)	(1,882)
Share-based awards canceled/forfeited/expired (1)(2)	3,178
Balance at April 30, 2017	33,380
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

Stock Option Activity and Related Share-Based Compensation Expense

A summary of stock option activity for the nine months ended April 30, 2017 was as follows:

	Options Outstanding
(Shares in thousands)	Number of Shares	Weighted Average Exercise Price Per Share
Balance at July 31, 2016	8,346	$88.55
Granted	16	116.47
Exercised	(1,418)	68.59
Canceled or expired	(408)	104.51
Balance at April 30, 2017	6,536	$91.95

Exercisable at April 30, 2017	3,311	$75.12

At April 30, 2017, there was approximately $49 million of unrecognized compensation cost related to non-vested stock options with a weighted average vesting period of 1.9 years. We will adjust unrecognized compensation cost for actual forfeitures as they occur.

Restricted Stock Unit Activity and Related Share-Based Compensation Expense
A summary of restricted stock unit (RSU) activity for the nine months ended April 30, 2017 was as follows:

	Restricted Stock Units
(Shares in thousands)	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at July 31, 2016	9,039	$82.30
Granted	819	113.78
Vested	(1,333)	65.82
Forfeited	(1,167)	74.41
Nonvested at April 30, 2017	7,358	$90.04

At April 30, 2017, there was approximately $415 million of unrecognized compensation cost related to non-vested RSUs with a weighted average vesting period of 2.0 years. We will adjust unrecognized compensation cost for actual forfeitures as they occur.

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

	Three Months Ended		Nine Months Ended
(In millions)	April 30, 2017	April 30, 2016	April 30, 2017	April 30, 2016
Net revenue:
Small Business	$671	$580	$1,909	$1,690
Consumer Tax	1,754	1,598	2,099	1,930
ProConnect	116	126	327	320
Total net revenue	$2,541	$2,304	$4,335	$3,940

Operating income from continuing operations:
Small Business	$277	$223	$758	$643
Consumer Tax	1,428	1,293	1,444	1,328
ProConnect	73	86	193	199
Total segment operating income	1,778	1,602	2,395	2,170
Unallocated corporate items:
Share-based compensation expense	(71)	(65)	(241)	(197)
Other common expenses	(259)	(244)	(738)	(652)
Amortization of acquired technology	(3)	(5)	(9)	(17)
Amortization of other acquired intangible assets	(1)	(3)	(2)	(6)
Total unallocated corporate items	(334)	(317)	(990)	(872)
Total operating income from continuing operations	$1,444	$1,285	$1,405	$1,298

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

Our Growth Strategy

Our assessment of key technology and demographic trends – an increasingly borderless world, the prevalence of mobile devices, and the scalability of the cloud – reveals significant opportunities to drive future growth by continuing to solve the unmet needs of small businesses, consumers, and accounting professionals. Our evolving growth strategy includes three key elements:

• Focus on the product – we call it “Delivering awesome product experiences.”  As computers have moved to the palm of our hands in the form of tablets and smartphones, so have our products and services. Our TurboTax solutions, for example, let customers prepare and file their entire tax returns online, via tablet, mobile phone, or computer. A key factor in growing our customer base is to deliver an amazing first-use experience so our customers can get the value they expect from our offerings as quickly and easily as possible.

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

•	Total net revenue for the first nine months of fiscal 2017 was $4.3 billion, an increase of 10% compared with the same period of fiscal 2016.

•
Revenue in our Consumer Tax segment increased 9% in the first nine months of fiscal 2017 compared with the same period a year ago due to 2% growth in TurboTax federal units and a shift in mix to the higher end of our product lineup.

•
Revenue in our Small Business segment increased 13% in the first nine months of fiscal 2017 compared with the same period of fiscal 2016 due to growth in Small Business Online Ecosystem revenue and the impact of changes to our QuickBooks Desktop software products that we implemented in fiscal 2015.

•	Revenue in our ProConnect segment increased 2% in the first nine months of fiscal 2017 compared with the same period of fiscal 2016.

•
Operating income from continuing operations for the first nine months of fiscal 2017 increased 8% to $1.4 billion compared with the same period of fiscal 2016 due to the increase in revenue described above. Higher revenue was partially offset by higher costs and expenses, including higher spending for staffing, advertising and other marketing programs, and share-based compensation.

•
Net income from continuing operations for the first nine months of fiscal 2017 increased 12% to $947 million due to the increase in operating income and a lower effective tax rate in the fiscal 2017 period.

•
Diluted net income per share from continuing operations for the first nine months of fiscal 2017 increased 15% to $3.63 as a result of the increase in net income and the decline in weighted average diluted common shares compared with the same period of fiscal 2016.

•
We ended the first nine months of fiscal 2017 with cash, cash equivalents and investments totaling $1.6 billion. During the first nine months of fiscal 2017 we generated cash from operations, net sales of investments, borrowings under our revolving credit facility, and the issuance of common stock under employee stock plans. During the same period we used cash for the repayment of debt and amounts outstanding under our revolving credit facility, repurchases of shares of our common stock under our stock repurchase programs, payments of cash dividends, and capital expenditures. At April 30, 2017, we had authorization from our Board of Directors to expend up to an additional $1.9 billion for stock repurchases.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant impact on our net revenue, operating income or loss, and net income or loss, as well as on the value of certain assets and liabilities on our balance sheet. We believe that the estimates, assumptions and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2016 have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. We believe that there were no significant changes in those critical accounting policies and estimates during the first nine months of fiscal 2017. Senior management has reviewed the development and selection of our critical accounting policies and estimates and their disclosure in this Quarterly Report on

Form 10-Q with the Audit and Risk Committee of our Board of Directors.

RESULTS OF OPERATIONS

Financial Overview

(Dollars in millions, except per share amounts)	Q3 FY17	Q3 FY16	$ Change	% Change	YTD Q3 FY17	YTD Q3 FY16	$ Change	% Change
Total net revenue	$2,541	$2,304	$237	10%	$4,335	$3,940	$395	10%
Operating income from continuing operations	1,444	1,285	159	12%	1,405	1,298	107	8%
Net income from continuing operations	964	848	116	14%	947	846	101	12%
Diluted net income per share from continuing operations	$3.70	$3.26	$0.44	13%	$3.63	$3.17	$0.46	15%
Current Fiscal Quarter
Total net revenue for the third quarter of fiscal 2017 increased $237 million or 10% compared with the same quarter of fiscal 2016. Revenue in our Consumer Tax segment increased 10% in the third quarter of fiscal 2017 due to a shift in mix to the higher end of our product lineup. Revenue in our Small Business segment increased 16% due to growth in Small Business Online Ecosystem revenue and the impact of changes to our QuickBooks Desktop software products. Starting with the release of QuickBooks 2015 in the first quarter of fiscal 2015, and for all subsequent versions, we began delivering ongoing enhancements and certain connected services for our QuickBooks Desktop software products. We plan to continue to provide ongoing enhancements and certain connected services for all future versions of these offerings. As a result of these changes, we recognize revenue for these QuickBooks Desktop software products as services are provided over approximately three years. See “Segment Results” later in this Item 2 for more information about the results for all of our reportable segments.
Operating income from continuing operations increased 12% for the third quarter of fiscal 2017 compared with the same quarter of fiscal 2016 due to the increase in revenue described above. Higher revenue was partially offset by higher costs and expenses, including higher spending for staffing, advertising and other marketing programs, and share-based compensation. See “Operating Expenses” later in this Item 2 for more information.
Net income from continuing operations increased 14% for the third quarter of fiscal 2017 compared with the same quarter of fiscal 2016 due to the increase in operating income and a lower effective tax rate in the fiscal 2017 period. Diluted net income per share from continuing operations increased 13% to $3.70, in line with the increase in net income.

Fiscal Year to Date
Total net revenue for the first nine months of fiscal 2017 increased $395 million or 10% compared with the same period of fiscal 2016. Revenue in our Consumer Tax segment increased 9% in the first nine months of fiscal 2017 due to 2% growth in TurboTax federal units and a shift in mix to the higher end of our product lineup. Revenue in our ProConnect segment increased 2% in the first nine months of fiscal 2017. Revenue in our Small Business segment increased 13% in the first nine months of fiscal 2017 due to the factors discussed in “Current Fiscal Quarter”. See “Segment Results” later in this Item 2 for more information about the results for all of our reportable segments.
Operating income from continuing operations for the first nine months of fiscal 2017 increased 8% compared with the same period of fiscal 2016 due to the increase in revenue described above. Higher revenue was partially offset by higher costs and expenses, including higher spending for staffing, advertising and other marketing programs, and share-based compensation. See “Operating Expenses” later in this Item 2 for more information.
Net income from continuing operations for the first nine months of fiscal 2017 increased 12% due to the increase in operating income and a lower effective tax rate in the fiscal 2017 period. Diluted net income per share from continuing operations for the first nine months of fiscal 2017 increased 15% to $3.63 as a result of the increase in net income and the decline in weighted average diluted common shares compared with the same period of fiscal 2016.

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
Segment operating income or loss is segment net revenue less segment cost of revenue and operating expenses. See “Executive Overview – Industry Trends and Seasonality” earlier in this Item 2 for a description of the seasonality of our business. Segment expenses do not include certain costs, such as corporate selling and marketing, product development, general and administrative expenses, and share-based compensation expenses, which are not allocated to specific segments. These unallocated costs totaled $979 million in the first nine months of fiscal 2017 and $849 million in the first nine months of fiscal 2016. Unallocated costs increased in the fiscal 2017 period due to increases in corporate product development and selling and marketing expenses in support of the growth of our businesses and due to higher share-based compensation expenses. Segment expenses also do not include amortization of acquired technology, amortization of other acquired intangible assets, and goodwill and intangible asset impairment charges. See Note 10 to the financial statements in Part I, Item 1 of this Quarterly Report for reconciliations of total segment operating income or loss to consolidated operating income or loss for each fiscal period presented.
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

(Dollars in millions)	Q3 FY17	Q3 FY16	% Change	YTD Q3 FY17	YTD Q3 FY16	% Change
Product revenue	$192	$172	12%	$581	$516	13%
Service and other revenue	479	408	17%	1,328	1,174	13%
Total segment revenue	$671	$580	16%	$1,909	$1,690	13%
% of total revenue	26%	25%		44%	43%

Segment operating income	$277	$223	24%	$758	$643	18%
% of related revenue	41%	38%		40%	38%
Small Business segment total net revenue increased $91 million or 16% in the third quarter of fiscal 2017 and $219 million or 13% in the first nine months of fiscal 2017 compared with the same periods of fiscal 2016.
Small Business Online Ecosystem
Small Business Online Ecosystem revenue of $223 million increased 30% in the third quarter of fiscal 2017 while revenue of $615 million increased 29% in the first nine months of fiscal 2017. The increases in both periods were driven by customer acquisition. At April 30, 2017 QuickBooks Online subscribers were up 59% compared with the same point in time a year ago. Online payroll customers were up 15%, and active online payments customers were up 12%. Online payments charge volume increased 17% in the third quarter of fiscal 2017 and 16% in the first nine months of fiscal 2017 compared with the same periods of fiscal 2016.
Small Business Desktop Ecosystem
Small Business Desktop Ecosystem revenue of $433 million increased 12% in the third quarter of fiscal 2017 while revenue of $1.3 billion increased 8% in the first nine months of fiscal 2017. In the third quarter and first nine months of fiscal 2017, QuickBooks Desktop revenue increased 175% and 113% due to the impact of changes to our QuickBooks Desktop software products described in “Financial Overview” above and QuickBooks Enterprise revenue increases of 22% and 21%. The increase in QuickBooks Enterprise revenue in both periods was driven by customer growth and price increases. QuickBooks Desktop units declined 15% and 3% in those periods. Desktop payments revenue decreased 14% in both periods, as we continued to focus resources on core offerings for QuickBooks merchants and deemphasized certain non-QuickBooks payments offerings.
Small Business segment total operating income as a percentage of related revenue increased in the third quarter and first nine months of fiscal 2017 compared with the same periods of fiscal 2016. These increases were due to the higher revenue described above partially offset by higher expenses for staffing, advertising and other marketing programs, and outside services.

Consumer Tax

Consumer Tax segment product revenue is derived primarily from TurboTax desktop tax return preparation software.
Consumer Tax segment service and other revenue is derived primarily from TurboTax Online tax return preparation services and electronic tax filing services.

(Dollars in millions)	Q3 FY17	Q3 FY16	% Change	YTD Q3 FY17	YTD Q3 FY16	% Change
Product revenue	$192	$195	(2)%	$215	$218	(2)%
Service and other revenue	1,562	1,403	11%	1,884	1,712	10%
Total segment revenue	$1,754	$1,598	10%	$2,099	$1,930	9%
% of total revenue	69%	69%		48%	49%

Segment operating income	$1,428	$1,293	10%	$1,444	$1,328	9%
% of related revenue	81%	81%		69%	69%
Consumer Tax segment total net revenue increased $169 million or 9% in the first nine months of fiscal 2017 compared with the same period of fiscal 2016 due to 2% growth in TurboTax federal units and a shift in mix to the higher end of our product lineup.
Consumer Tax segment operating income as a percentage of related revenue was flat in the first nine months of fiscal 2017 compared to the same period of fiscal 2016. Higher revenue was partially offset by higher expenses for advertising and other marketing programs and staffing.

ProConnect

ProConnect segment product revenue is derived primarily from Lacerte, ProSeries, and ProFile desktop tax preparation software products.
ProConnect segment service and other revenue is derived primarily from ProConnect Tax Online tax return preparation, bank products, and related services that complement the tax return preparation process.

(Dollars in millions)	Q3 FY17	Q3 FY16	% Change	YTD Q3 FY17	YTD Q3 FY16	% Change
Product revenue	$83	$92	(10)%	$267	$260	3%
Service and other revenue	33	34	(2)%	60	60	(1)%
Total segment revenue	$116	$126	(8)%	$327	$320	2%
% of total revenue	5%	6%		8%	8%

Segment operating income	$73	$86	(15)%	$193	$199	(3)%
% of related revenue	63%	68%		59%	62%
This segment targets professional accountants in the U.S. and Canada, who are essential to both small business success and doing the nations’ taxes.
ProConnect segment total net revenue increased $7 million or 2% in the first nine months of fiscal 2017 compared with the same period of fiscal 2016. During fiscal 2017 we made a strategic decision to focus less on price increases and more on customer retention by delivering awesome products and a valuable end to end experience. This resulted in slower ProConnect revenue growth in fiscal 2017 than we have experienced historically.
ProConnect segment operating income as a percentage of related revenue decreased in the first nine months of fiscal 2017 compared with the same period of fiscal 2016. Higher revenue was more than offset by higher staffing expenses.

Cost of Revenue

(Dollars in millions)	Q3 FY17	% of Related Revenue	Q3 FY16	% of Related Revenue	YTD Q3 FY17	% of Related Revenue	YTD Q3 FY16	% of Related Revenue
Cost of product revenue	$29	6%	$30	7%	$95	9%	$99	10%
Cost of service and other revenue	205	10%	181	10%	522	16%	465	16%
Amortization of acquired technology	3	n/a	5	n/a	9	n/a	17	n/a
Total cost of revenue	$237	9%	$216	9%	$626	14%	$581	15%

Operating Expenses

(Dollars in millions)	Q3 FY17	% of Total Net Revenue	Q3 FY16	% of Total Net Revenue	YTD Q3 FY17	% of Total Net Revenue	YTD Q3 FY16	% of Total Net Revenue
Selling and marketing	$467	18%	$423	18%	$1,155	27%	$1,023	26%
Research and development	246	10%	228	10%	735	17%	646	16%
General and administrative	146	6%	149	7%	412	9%	386	10%
Amortization of other acquired intangible assets	1	—%	3	—%	2	—%	6	—%
Total operating expenses	$860	34%	$803	35%	$2,304	53%	$2,061	52%
Current Fiscal Quarter
Total operating expenses as a percentage of total net revenue decreased slightly in the third quarter of fiscal 2017 compared to the same quarter of fiscal 2016. Total net revenue for the third quarter of fiscal 2017 increased $237 million or 10% and total operating expenses for that quarter increased $57 million. Operating expenses increased about $35 million for advertising and other marketing programs, about $30 million for higher staffing expenses due to higher headcount, and about $6 million for share-based compensation expenses. Share-based compensation expenses have been increasing over time because the total fair value of our share-based awards has generally been increasing.

Fiscal Year to Date
Total operating expenses as a percentage of total net revenue increased slightly in the first nine months of fiscal 2017 compared to the same period of fiscal 2016. Total net revenue for the first nine months of fiscal 2017 increased $395 million or 10% and total operating expenses for that period increased $243 million. Operating expenses increased about $122 million for higher staffing expenses due to higher headcount, about $93 million for advertising and other marketing programs, and about $44 million for share-based compensation expenses. Share-based compensation expenses have been increasing over time because the total fair value of our share-based awards has generally been increasing.

Non-Operating Income and Expenses
Interest Expense
Interest expense of $28 million for the first nine months of fiscal 2017 consisted primarily of interest on our senior notes, unsecured term loan, and unsecured revolving credit facility. Interest expense of $26 million for the first nine months of fiscal 2016 consisted primarily of interest on our senior notes, unsecured term loan, and unsecured revolving credit facilities. See Note 5 and Note 6 to the financial statements in Part I, Item 1 of this Quarterly Report for more information.
Interest and Other Income (Expense), Net

	Three Months Ended		Nine Months Ended
(In millions)	April 30, 2017	April 30, 2016	April 30, 2017	April 30, 2016
Interest income (1)	$2	$1	$4	$1
Net gain (loss) on executive deferred compensation plan assets (2)	3	4	6	(2)
Other	(2)	(3)	(10)	(6)
Total interest and other income (expense), net	$3	$2	$—	$(7)
(1) Interest income in the third quarter and first nine months of fiscal 2017 increased compared with the same periods of fiscal 2016 due to higher average invested balances and higher average interest rates.
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
Our effective tax rates for the third quarter and first nine months of fiscal 2017 were approximately 33% and 31%. Excluding discrete tax items primarily related to share-based compensation tax benefits resulting from the adoption of ASU 2016-09, our effective tax rates for both periods were 34% and did not differ significantly from the federal statutory rate of 35%.
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

LIQUIDITY AND CAPITAL RESOURCES

Overview
At April 30, 2017, our cash, cash equivalents and investments totaled $1.6 billion, an increase of $513 million from July 31, 2016 due to the factors discussed under “Statements of Cash Flows” below. Our primary sources of liquidity have been cash from operations, which entails the collection of accounts receivable for products and services, and borrowings under our credit facilities. Our primary uses of cash have been for research and development programs, selling and marketing activities, capital projects, acquisitions of businesses, debt service costs and debt repayment, repurchases of our common stock under our stock repurchase programs, and the payment of cash dividends. As discussed in “Executive Overview – Industry Trends and Seasonality” earlier in this Item 2, our business is subject to significant seasonality. The balance of our cash, cash equivalents, and investments generally fluctuates with that seasonal pattern. We believe the seasonality of our business is likely to continue in the future.
The following table summarizes selected measures of our liquidity and capital resources at the dates indicated:

(Dollars in millions)	April 30, 2017	July 31, 2016	$ Change	% Change
Cash, cash equivalents, and investments	$1,593	$1,080	$513	48%
Long-term investments	28	28	—	—%
Short-term debt	50	512	(462)	(90)%
Long-term debt	450	488	(38)	(8)%
Working capital (deficit)	(239)	(637)	398	(62)%
Ratio of current assets to current liabilities	0.9 : 1	0.7 : 1
We have historically generated significant cash from operations and we expect to continue to do so during the balance of fiscal 2017 and during fiscal 2018. Our cash, cash equivalents, and investments totaled $1.6 billion at April 30, 2017, none of those funds were restricted, and approximately 87% of those funds were located in the U.S. Our unsecured revolving credit facility is available to us for general corporate purposes, including future acquisitions and stock repurchases. At April 30, 2017, no amounts were outstanding under the revolving credit facility. We expect to pay approximately $400 million in income taxes during the fourth quarter of fiscal 2017.
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

Statements of Cash Flows
The following table summarizes selected items from our statements of cash flows for the first nine months of fiscal 2017 and fiscal 2016. See the financial statements in Part I, Item 1 of this Quarterly Report for complete statements of cash flows for those periods.

	Nine Months Ended
(Dollars in millions)	April 30, 2017	April 30, 2016	$ Change
Net cash provided by (used in):
Operating activities	$1,889	$1,741	$148
Investing activities	(22)	578	(600)
Financing activities	(1,149)	(1,844)	695
Effect of exchange rates on cash and cash equivalents	(6)	6	(12)
Net increase in cash and cash equivalents	$712	$481	$231

Our primary sources and uses of cash were as follows:
Nine Months Ended
April 30, 2017	April 30, 2016
 Sources of cash:

• Operations
• Net sales of investments
• Borrowings under our revolving credit facility
• Issuance of common stock under employee stock plans

 Uses of cash:

• Repayment of debt and amounts outstanding under our revolving credit facility
• Repurchases of shares of our common stock
• Payments of cash dividends
• Capital expenditures

Sources of cash:

• Operations
• Net sales of investments
• Borrowings under revolving credit facilities
• Proceeds from term loan
• Sales of discontinued operations
• Issuance of common stock under employee stock plans

 Uses of cash:

• Repurchases of shares of our common stock
• Repayments of amounts outstanding under revolving credit facilities
• Payments of cash dividends
• Capital expenditures, including the purchase of certain previously leased facilities

Stock Repurchase Programs, Treasury Shares, and Dividends on Common Stock
As described in Note 8 to the financial statements in Part I, Item 1 of this Quarterly Report, during the first nine months of fiscal 2017 we continued to repurchase shares of our common stock under repurchase programs that our Board of Directors has authorized. At April 30, 2017, we had authorization from our Board of Directors to expend up to an additional $1.9 billion for stock repurchases. We currently expect to continue repurchasing our common stock on a quarterly basis; however, future stock repurchases under the current program are at the discretion of management, and authorization of future stock repurchase programs is subject to the final determination of our Board of Directors.
During the first nine months of fiscal 2017 we also continued to pay quarterly cash dividends on shares of our outstanding common stock. In May 2017 our Board of Directors declared a quarterly cash dividend of $0.34 per share of outstanding common stock payable on July 18, 2017 to stockholders of record at the close of business on July 10, 2017. We currently expect to continue paying comparable cash dividends on a quarterly basis; however, future declarations of dividends and the establishment of future record dates and payment dates are subject to the final determination of our Board of Directors.

Credit Facilities
On February 1, 2016 we entered into a master credit agreement with certain institutional lenders for a five-year credit facility in an aggregate principal amount of $1.5 billion. The master credit agreement includes a $500 million unsecured term loan and a $1 billion unsecured revolving credit facility that will expire on February 1, 2021. Under the master credit agreement we may, subject to certain customary conditions, on one or more occasions increase commitments under the revolving credit facility in an amount not to exceed $250 million in the aggregate and may extend the maturity date up to two times. Advances under the revolving credit facility accrue interest at rates that are equal to, at our election, either Bank of America's alternate base rate plus a margin that ranges from 0.0% to 0.5% or the London Interbank Offered Rate (LIBOR) plus a margin that ranges from 0.9% to 1.5%. Actual margins under either election will be based on our senior debt credit ratings. At April 30, 2017, no amounts were outstanding under the revolving credit facility. We monitor counterparty risk associated with the institutional lenders that are providing the credit facility. We currently believe that the credit facility will be available to us should we choose to borrow under it.
Under the master credit agreement, we borrowed $500 million in the form of an unsecured term loan on February 1, 2016. We may, subject to certain customary conditions, on one or more occasions increase commitments under the term loan in an amount not to exceed $500 million in the aggregate. The term loan accrues interest at rates that are equal to, at our election, either Bank of America's alternate base rate plus a margin that ranges from 0.125% to 0.875% or LIBOR plus a margin that ranges from 1.125% to 1.875%. Actual margins under either election will be based on our senior debt credit ratings. The term loan is subject to quarterly principal payments of 2.5% of the loan amount beginning in July 2017, with the balance payable on February 1, 2021. At April 30, 2017, $500 million was outstanding under the term loan.
The master credit agreement includes customary affirmative and negative covenants, including financial covenants that require us to maintain a ratio of total debt to annual earnings before interest, taxes, depreciation and amortization (EBITDA) of not greater than 3.25 to 1.00 as of any date and a ratio of annual EBITDA to annual interest expense of not less than 3.00 to 1.00 as of the last day of each fiscal quarter. We remained in compliance with these covenants at all times during the quarter ended April 30, 2017.

Cash Held by Foreign Subsidiaries
Our cash, cash equivalents, and investments totaled $1.6 billion at April 30, 2017. Of this amount, approximately 13% was held by our foreign subsidiaries and subject to repatriation tax considerations. These foreign funds were located primarily in Canada and India. We intend to permanently reinvest a significant portion of our earnings from foreign operations, and we currently do not anticipate that we will need funds generated from foreign operations to fund our domestic operations. In the event that funds from foreign operations are needed to fund operations in the United States, if U.S. taxes have not been previously provided on the related earnings we would provide for and pay additional U.S. taxes at the time we change our intention with regard to the reinvestment of those earnings.
Off-Balance Sheet Arrangements
At April 30, 2017, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.
Contractual Obligations
We presented our contractual obligations at July 31, 2016 in our Annual Report on Form 10-K for the fiscal year then ended. There were no significant changes to our contractual obligations during the first nine months of fiscal 2017.
Recent Accounting Pronouncements
For a description of recent accounting pronouncements, if any, and the potential impact of these pronouncements on our consolidated financial statements, see Note 1 to the financial statements in Part I, Item 1 of this Quarterly Report.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
Our cash equivalents and investments are subject to market risk due to changes in interest rates. Interest rate movements affect the interest income we earn on cash equivalents and investments and the fair value of those investments. If the Federal Reserve Target Rate had increased by 25 basis points from the level of April 30, 2017, the value of our investments at that date would have decreased by approximately $1.2 million. If the Federal Reserve Target Rate had increased by 100 basis points from the level of April 30, 2017, the value of our investments at that date would have decreased by approximately $4.8 million.
We are also exposed to the impact of changes in interest rates as they affect our $1 billion unsecured revolving credit facility and $500 million unsecured term loan. Advances under the revolving credit facility accrue interest at rates that are equal to Bank of America's alternate base rate plus a margin that ranges from 0.0% to 0.5% or the London InterBank Offered Rate (LIBOR) plus a margin that ranges from 0.9% to 1.5%. The term loan accrues interest at rates that are equal to, at our election, either Bank of America's alternate base rate plus a margin that ranges from 0.125% to 0.875% or LIBOR plus a margin that ranges from 1.125% to 1.875%. Actual margins under all of these elections are based on our senior debt credit ratings. Consequently, our interest expense fluctuates with changes in the general level of these interest rates. At April 30, 2017, no amounts were outstanding under the revolving credit facility and $500 million was outstanding under the term loan. See Note 5 and Note 6 to the financial statements in Part I, Item 1 of this Quarterly Report for more information.
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
Since we translate foreign currencies (primarily Canadian dollars, Indian rupees, and British pounds) into U.S. dollars for financial reporting purposes, currency fluctuations can have an impact on our financial results. The historical impact of currency fluctuations on our financial results has generally been immaterial. We believe that our exposure to currency exchange fluctuation risk is not significant primarily because our global subsidiaries invoice customers and satisfy their financial obligations almost exclusively in their local currencies. Although the impact of currency fluctuations on our financial results has generally been immaterial in the past and we believe that for the reasons cited above currency fluctuations will not be significant in the future, the impact of currency fluctuations could be material in the future. As of April 30, 2017, we did not engage in foreign currency hedging activities.

ITEM 4 - CONTROLS AND PROCEDURES
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

ITEM 1 - LEGAL PROCEEDINGS
See Note 9 to the financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a description of legal proceedings.

ITEM 1A - RISK FACTORS
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

•	our intention not to sell our investments and our belief that it is more likely than not that we will not be required to sell them before recovery at par;

•	our belief that the investments we hold are not other-than-temporarily impaired;

•	our belief that we take prudent measures to mitigate investment related risks;

•	our belief that our exposure to currency exchange fluctuation risk will not be significant in the future;

•	our assessments and estimates that determine our effective tax rate;

•	our expectation that we will pay approximately $400 million in income taxes in the fourth quarter of fiscal 2017;

•	our belief that it is not reasonably possible that there will be a significant increase or decrease in our unrecognized tax benefits over the next 12 months;

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

•	our expectation that we will return excess cash generated by operations to our stockholders through repurchases of our common stock and the payment of cash dividends;

•	our plan to continue to provide ongoing enhancements and certain connected services for all future versions of our QuickBooks Desktop software products;

•	our belief that the credit facility will be available to us should we choose to borrow under it; and

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
Our acquisitions have resulted in significant expenses, including amortization and impairment of acquired technology and other acquired intangible assets, and impairment of goodwill. Total costs and expenses in these categories were $34 million in fiscal 2016; $339 million in fiscal 2015, of which $149 million was classified as discontinued operations; and $25 million in fiscal 2014. Although under current accounting rules goodwill is not amortized, we may incur impairment charges related to the goodwill already recorded and to goodwill arising out of future acquisitions. We test the impairment of goodwill annually in our fourth fiscal quarter or more frequently if indicators of impairment arise. The timing of the formal annual test may result in charges to our statement of operations in our fourth fiscal quarter that may not have been reasonably foreseen in prior periods. The total costs and expenses for fiscal 2015 included goodwill and intangible asset impairment charges of $297 million, of which $149 million was classified as discontinued operations. At April 30, 2017, we had $1.3 billion in goodwill and $27 million in net acquired intangible assets on our balance sheet, both of which may be subject to impairment charges in the future. New acquisitions, and any impairment of the value of acquired intangible assets, may have a significant negative impact on our future financial results.
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
On February 1, 2016 we entered into a master credit agreement with certain institutional lenders for a new five-year credit facility in an aggregate principal amount of $1.5 billion. The master credit agreement includes a $500 million unsecured term loan and a $1 billion unsecured revolving credit facility that will expire on February 1, 2021. As of April 30, 2017, $500 million was outstanding on the term loan and no amounts were outstanding under the revolving credit facility. We may use the proceeds of any advances against the credit facility for general corporate purposes, including future acquisitions and share repurchases.
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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities By The Issuer And Affiliated Purchasers
Stock repurchase activity during the three months ended April 30, 2017 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans
February 1, 2017 through February 28, 2017	341,300	$118.78	341,300	$1,930,258,375
March 1, 2017 through March 31, 2017	30,000	$125.18	30,000	$1,926,502,849
April 1, 2017 through April 30, 2017	370,000	$118.26	370,000	$1,882,747,726
Total	741,300	$118.78	741,300
Note: All of the shares purchased as part of publicly announced plans during the three months ended April 30, 2017 were purchased under a plan we announced on August 19, 2016 under which we are authorized to repurchase up to $2 billion of our common stock. At April 30, 2017, authorization from our Board of Directors to expend up to $1.9 billion remained available under that plan.

ITEM 6 - EXHIBITS
See the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTUIT INC. (Registrant)
Date:	May 23, 2017	By:	/s/ R. NEIL WILLIAMS
R. Neil Williams
Executive Vice President and Chief Financial Officer (Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference

31.01	Certification of Chief Executive Officer	X

31.02	Certification of Chief Financial Officer	X

32.01*	Section 1350 Certification (Chief Executive Officer)	X

32.02*	Section 1350 Certification (Chief Financial Officer)	X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X

101.SCH	XBRL Taxonomy Extension Schema	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase	X
________________________________

*	This exhibit is intended to be furnished and shall not be deemed “filed” for purposes of the Securities Exchange Act of 1934, as amended.