Form 10-K
period 2017-07-31
INTUIT INC
filed 2017-09-01
CIK 896878

Tables of Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________

FORM 10-K

☑	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended July 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

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

The aggregate market value of Intuit Inc. outstanding common stock held by non-affiliates of Intuit as of January 31, 2017, the last business day of our most recently completed second fiscal quarter, based on the closing price of $118.58 reported by the NASDAQ Global Select Market on that date, was $28.8 billion.

There were 254,973,504 shares of Intuit voting common stock outstanding as of August 25, 2017.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its Annual Meeting of Stockholders to be held on January 18, 2018 are incorporated by reference in Part III of this Annual Report on Form 10-K.

Tables of Contents

INTUIT INC.
FISCAL 2017 FORM 10-K
INDEX

		Page

PART I

ITEM 1:	Business	4
ITEM 1A:	Risk Factors	13
ITEM 1B:	Unresolved Staff Comments	23
ITEM 2:	Properties	23
ITEM 3:	Legal Proceedings	24
ITEM 4:	Mine Safety Disclosures	24

PART II

ITEM 5:	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	24
ITEM 6:	Selected Financial Data	26
ITEM 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
ITEM 7A:	Quantitative and Qualitative Disclosures About Market Risk	45
ITEM 8:	Financial Statements and Supplementary Data	46
ITEM 9:	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	85
ITEM 9A:	Controls and Procedures	85
ITEM 9B:	Other Information	85

PART III

ITEM 10:	Directors, Executive Officers and Corporate Governance	86
ITEM 11:	Executive Compensation	87
ITEM 12:	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	87
ITEM 13:	Certain Relationships and Related Transactions, and Director Independence	88
ITEM 14:	Principal Accountant Fees and Services	88

PART IV

ITEM 15:	Exhibits and Financial Statement Schedules	88

	Signatures	89

EX-10.17
EX-10.47
EX-10.57
EX-21.01
EX-23.01
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

Tables of Contents

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. Please also see the section entitled “Risk Factors” in Item 1A of this Report for important information to consider when evaluating these statements. All statements in this report, other than statements that are purely historical, are forward-looking statements. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “forecast,” “estimate,” “seek,” and similar expressions also identify forward-looking statements. In this report, forward-looking statements include, without limitation, the following:

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

•
our assumptions underlying our critical accounting policies and estimates, including our estimates regarding promotional and return reserves; the collectability of accounts receivable; stock volatility and other assumptions used to estimate the fair value of share-based compensation; the fair value of goodwill; and expected future amortization of acquired intangible assets;

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

Tables of Contents

report and in our other filings with the Securities and Exchange Commission before deciding to invest in our stock or to maintain or change your investment. These forward-looking statements are based on information as of the filing date of this Annual Report, and we undertake no obligation to revise or update any forward-looking statement for any reason.

PART I

ITEM 1 - BUSINESS

CORPORATE BACKGROUND
General
Intuit helps consumers, small businesses, and the self-employed prosper by delivering financial management and compliance products and services. We also provide specialized tax products to accounting professionals, who are key partners that help us reach small business customers.
Our flagship brands, QuickBooks and TurboTax, help more than 42 million customers run their small businesses, pay employees and bills, separate business and personal expenses, track their money, and file income taxes. ProSeries and Lacerte are our leading tax preparation offerings for professional accountants. We had revenue of $5.2 billion in our fiscal year ended July 31, 2017, with approximately 8,200 employees in major offices in the United States, Canada, India, the United Kingdom, Israel, Australia, and other locations.
Intuit Inc. was incorporated in California in March 1984. We reincorporated in Delaware and completed our initial public offering in March 1993. Our principal executive offices are located at 2700 Coast Avenue, Mountain View, California, 94043, and our main telephone number is 650-944-6000. Our corporate website, www.intuit.com, provides materials for investors and information relating to Intuit’s corporate governance. The content on any website referred to in this filing is not incorporated by reference into this filing unless expressly noted otherwise. When we refer to “we,” “our” or “Intuit” in this Annual Report on Form 10-K, we mean the current Delaware corporation (Intuit Inc.) and its California predecessor, as well as all of our consolidated subsidiaries.
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

BUSINESS OVERVIEW
Intuit’s Mission
We are a global finance and compliance platform company committed to powering prosperity around the world. Our customers include consumers, small businesses, and the self-employed. Working with a broad array of vital partners – accountants, developers, financial institutions, schools, governments and other platform companies, such as Apple and Google – we strive to deliver three benefits that matter most to our customers:

•	Making more money: Helping consumers save money, and enabling small businesses and the self-employed to grow and prosper.

•	Eliminating work: Turning drudgery into time for what matters most.

•	Having complete confidence: Providing peace of mind when making financial or compliance decisions.
We build durable competitive advantage by delivering personalized experiences via our trusted open platform that builds connections between customers, partners and products, as described in our Growth Strategy below.

Tables of Contents

Our Business Portfolio
We organize our businesses into three reportable segments – Small Business, Consumer Tax, and ProConnect.

Small Business:  This segment targets small businesses, the self-employed, and the accounting professionals who serve and advise them around the globe. Our offerings include QuickBooks financial and business management online services and desktop software, payroll solutions, and payment processing solutions.
Consumer Tax:  This segment targets consumers and includes TurboTax income tax preparation products and services sold in the U.S. and Canada.
ProConnect:  This segment targets professional accountants in the U.S. and Canada, who are essential to both small business success and tax preparation and filing. Our ProConnect professional tax offerings include Lacerte, ProSeries, ProFile, and ProConnect Tax Online.

Our Growth Strategy
As emerging technology and market trends change the way people live and work, we change too. For more than three decades, we have continuously re-invented ourselves from a desktop business to the web and mobile. Our assessment of external trends – the emergence and influence of the digital generation, the evolution of social networks as a means to accomplish important financial tasks and growth in the self-employed workforce – reveals significant opportunities to drive future growth. The result is a global market that is shifting from traditional services that are manual in nature to more automated, interconnected services that work on platforms and increasingly rely on artificial intelligence and machine learning.
Our strategy is built on the strength of our One Intuit Ecosystem, a connected, one-stop destination for customers to make their financial lives easier. Our evolving strategy focuses on three elements:

•
Personalized experiences: With deep expertise and customer-provided data, we can create increasingly valuable personalized experiences that delight and serve our customers. For example, our TurboTax solutions use machine learning to create a customized interview, asking questions uniquely tailored to each individual situation. By delivering an amazing end-to-end experience, we offer customers the value they expect from our offerings as quickly and easily as possible.

•
Trusted open platform: With a secure, open platform, we allow real-time access to – and use of – high-quality data to internal and external developers, speeding our ability to embrace new technology, such as artificial intelligence and machine learning. One example of this is our QuickBooks open platform, where small businesses and accountants can install apps created by third-party developers to enhance the functionality and personalization of the QuickBooks experience.

•
Indispensable connections: Within our One Intuit Ecosystem we strive to build connections between customers, partners, and products on our platform. For example, TurboTax customers can obtain a credit score using technology first found in our Mint personal finance offering.

We are well positioned to succeed in this new environment, with connected services (total service and other revenue) generating $3.8 billion, or 73 percent, of our total revenue in fiscal 2017.
Summary
As the external environment evolves, we adapt our strategy to meet these changes. Our commitment remains consistent and has been our success formula for more than 30 years: a focus on developing innovative financial and compliance products and services that are easy to use and are available where and when customers need them. As a result, our customers actively recommend our products and solutions to others, which is one important way that we measure the success of our strategy.

PRODUCTS AND SERVICES
During fiscal 2017 we offered our products and services in the three segments described in “Business Overview” above. The following table shows the classes of similar products or services that accounted for 5% or more of total net revenue within the last three fiscal years.

	Fiscal 2017	Fiscal 2016	Fiscal 2015

Small Business	50%	49%	50%
Consumer Tax	42%	42%	43%
ProConnect	8%	9%	7%

Tables of Contents

International total net revenue was less than 5% of consolidated total net revenue for fiscal 2017, fiscal 2016, and fiscal 2015. See Item 1A, “Risk Factors – Our international operations are subject to increased risks which may harm our business, operating results, and financial condition,” for a discussion of risks relating to our international operations.
For financial information about our segments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and Note 13 to the financial statements in Item 8 of this Annual Report.
Small Business
Our Small Business segment targets small businesses, the self-employed, and the accounting professionals who serve and advise them around the world. Our offerings include QuickBooks financial and business management online services and desktop software, payroll and payment processing solutions, and financial supplies.
QuickBooks Online Services and Desktop Software. Our easy-to-use QuickBooks financial management solutions help small businesses, the self-employed, and accounting professionals solve financial and compliance problems, make more money and reduce unnecessary work, while giving them complete confidence in their actions and decisions. Users can track income and expenses, create and send invoices and estimates, manage and pay bills, and review a variety of financial reports. Our QuickBooks offering is accessible online and via a desktop version.
QuickBooks is built on an open platform, allowing third-party developers to create online and mobile applications that integrate with our offering. A growing number of companies offer applications built for our QuickBooks platform, including PayPal, Shopify, Square, and Bill.com.
In addition to our core QuickBooks offering, we also offer specific solutions for the following customer segments:

•
Self-Employed. QuickBooks Self-Employed is designed specifically for self-employed customers whose needs are different than small businesses that use QuickBooks. Features include categorizing business and personal transactions, identifying and classifying tax deductible expenses, tracking mileage, calculating estimated quarterly taxes and sending invoices. QuickBooks Self-Employed can be combined with TurboTax to export and pay year-end taxes. QuickBooks Self-Employed is available both online and via a mobile application.

•
Accountants. QuickBooks Online Accountant is available to accounting professionals who use QuickBooks offerings and recommend them to their small business clients. This offering provides the tools and file-sharing capabilities that accounting professionals need to efficiently complete bookkeeping and financial reporting tasks and to manage their practices. We also offer membership in the QuickBooks ProAdvisor program, providing QuickBooks Online Accountant and QuickBooks Online Payroll services, technical support, training, product certification, access to marketing tools, and discounts on Intuit products and services purchased on behalf of clients.

•
Enterprise. Our QuickBooks Enterprise offering is designed for larger small businesses that have outgrown our QuickBooks product, and is available as a hosted or server-based solution. This offering provides industry-specific reports and features for a range of industries, including Contractor, Manufacturing and Wholesale, Nonprofit, and Retail.

Payroll Solutions. We offer two levels of payroll solutions that are sold on a subscription basis and seamlessly integrate with our QuickBooks Online and QuickBooks Desktop offerings. Our basic payroll offering includes online payroll processing, direct deposit of employee paychecks, payroll reports, electronic payment of federal and state payroll taxes, and electronic filing of federal and state payroll tax forms. In addition, our full-service payroll offering provides comprehensive payroll services to QuickBooks customers who prefer not to perform payroll tasks themselves.
Payment Processing Solutions. Our full range of merchant services for small businesses includes credit card, debit card, electronic benefits, and gift card processing services; check verification, check guarantee, and electronic check conversion, including automated clearing house capabilities. We also provide web-based transaction processing services for online merchants. In addition to transaction processing services, our broad support for our clients includes customer service, merchant and consumer collections, chargeback and retrieval support, and fraud and loss prevention screening. We also offer e-invoicing, which allows small businesses to email invoices directly from QuickBooks with a Pay Now link and enables customers to instantly pay online or from their mobile device.
Financial Supplies. We offer a range of financial supplies designed for individuals and small businesses that use our QuickBooks offerings. These include standard paper checks and Secure Plus checks with CheckLock fraud protection features; envelopes, invoices and deposit slips; and business identity products, such as business cards and stationery. We also offer tax forms, tax return presentation folders and other supplies for professional tax preparers.

Tables of Contents

Consumer Tax
Our TurboTax products and services are designed to enable individuals to prepare and file their own federal and state personal income tax returns quickly and accurately. They are designed to be easy to use, yet sophisticated enough for complex tax returns. Most of these offerings are available on mobile devices such as smartphones and tablets.
Tax Return Preparation Offerings. For the 2016 tax season we offered a range of software products and services that included TurboTax Basic, for simple returns; TurboTax Deluxe, for taxpayers who itemize deductions; TurboTax Premier, for taxpayers who own investments or rental property; and TurboTax Home and Business and TurboTax Self-Employed, for small business owners. We also offered TurboTax Free Edition for the simplest returns. We offered live tax advice from U.S.-based tax professionals to TurboTax customers during the 2016 tax season. With SmartLook, customers can connect with a live expert and get guidance right on their screen. TurboTax AnswerXchange is an online forum where participants can learn from and share information with other users while preparing their income tax returns. For the 2016 tax season our online tax preparation and filing services were offered through the websites of thousands of financial institutions, electronic retailers, and other online merchants. Financial institutions can offer our online tax preparation and filing services to their customers through a link to TurboTax Online. Our TurboTax U.S. and Canada offerings consist of desktop, online, and mobile offerings.
Electronic Filing and Other Services. Our desktop, online, and mobile tax preparation customers can electronically file their federal and state income tax returns through our electronic filing center. For the 2016 tax season TurboTax customers had the option to receive their income tax refunds on a prepaid debit card that we provided through a partner. We also offered audit defense, audit support, identity restoration services, and credit scores.
Intuit Tax Freedom Project. Under the Intuit Tax Freedom Project, we provide online federal and state income tax return preparation and electronic filing services at no charge to eligible taxpayers. For the 2016 tax season we provided approximately 1.2 million free federal returns under this initiative. We are a member of the Free File Alliance, a consortium of private sector companies that has entered into an agreement with the federal government to provide free online federal tax preparation and filing services to eligible taxpayers. See also “Competition – Consumer Tax Segment” later in this Item 1 for more information on the Free File Alliance.
ProConnect
Our ProConnect segment targets professional accountants in the U.S. and Canada, who are essential to both small business success and tax preparation and filing. Our ProConnect professional tax offerings enable accountants to accurately and efficiently complete and electronically file a full range of consumer, small business, and commercial federal and state tax returns with both desktop and online offerings. Lacerte is designed for full-service accounting firms who handle more complex returns. We offer two versions of our ProSeries software: ProSeries Professional Edition, designed for year-round tax practices handling moderately complex tax returns, and ProSeries Basic Edition, designed for the needs of smaller and seasonal tax practices. ProConnect Tax Online is our cloud-based solution which is designed for year-round practices who prepare moderately complex consumer and small business returns and integrates with our QuickBooks Online offerings. ProFile is our Canadian tax offering which serves year-round full-service accounting firms for both consumer and business tax returns. We offer a variety of tax-related services that complement the tax return preparation process including year-round document storage and access, collaboration services, e-signature, and bank products.

PRODUCT DEVELOPMENT
Since the markets for software and related services are characterized by rapid technological change, shifting customer needs and frequent new product introductions and enhancements, a continuous high level of investment is required to innovate and quickly develop new products and services as well as enhance existing offerings. Our product development efforts are becoming more important than ever as we pursue our growth strategy.
We develop many of our products and services internally, and we have a number of United States and foreign patents and pending applications that relate to various aspects of our products and technology. We also supplement our internal development efforts by acquiring or licensing products and technology from third parties, and establishing other relationships that enable us to enhance or expand our offerings more rapidly. We expect to expand our third-party technology relationships as we continue to pursue our growth strategy.
While our traditional desktop software products – QuickBooks, TurboTax, Lacerte, and ProSeries – tend to have predictable annual development and product release cycles, as we move to more online offerings and mobile applications, the development cycles are becoming more rapid. In addition, developing consumer and professional tax software and services presents unique challenges because of the demanding development cycle required to accurately incorporate federal and state tax law and tax form changes within a rigid timetable. The development timing for our small business payroll and merchant payment processing services offerings varies with business needs and regulatory requirements and the length of the development cycle depends on the scope and complexity of each project.
We continue to make substantial investments in research and development, and we expect to focus our future research and development efforts on enhancing existing products and services and on developing new products and services, including new

Tables of Contents

mobile and global offerings. We also expect to continue to focus significant research and development efforts on ongoing projects to update the technology platforms for several of our offerings. Our research and development expenses were $998 million or 19% of total net revenue in fiscal 2017; $881 million or 19% of total net revenue in fiscal 2016; and $798 million or 19% of total net revenue in fiscal 2015.

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

MARKETING, SALES AND DISTRIBUTION CHANNELS
Markets
Our primary target customers are consumers, small businesses, and the self-employed. We also provide specialized tax products to accounting professionals, who are key partners to help us reach small business customers. The markets in which we compete have always been characterized by rapid technological change, shifting customer needs, and frequent new product introductions and enhancements by competitors. Over the past several years, the widespread availability of the Internet, mobile devices, and the explosion of social media have accelerated the pace of change and revolutionized the way that customers learn about, evaluate, and purchase products and services.
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
Marketing Programs
We use a variety of traditional and innovative marketing programs to generate orders, stimulate demand, and generally maintain and increase customer awareness of our product portfolio. These programs include: digital marketing and targeted advertising, such as search engine optimization and purchasing keywords from major search engine companies; placing and promoting our mobile applications in proprietary online stores; direct-response mail and e-mail campaigns; telephone solicitations; newspaper, magazine, billboard, radio, and television advertising; social media campaigns; and coordinated promotional offers with major retailers. We also use workflow-integrated, in-product discovery in some of our offerings to market other related products and services, including third-party products and services. In addition, we create marketing campaigns that are designed to attract new users through trial promotional offerings.
Sales and Distribution Channels
Multi-Channel Shop-and-Buy Experiences. Our customers increasingly use the Internet and mobile devices to research products and services. Some customers buy and use our products and services entirely online or through their mobile devices. Others purchase desktop products and services using the Internet. Still others make their final decision at a retail location. Although retail sales of our products and services are gradually declining as online distribution channels grow in importance, we continue to coordinate our websites, promotions, and retail displays to support an integrated, multi-channel, shop-and-buy model.
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
Retail Channel. We sell our QuickBooks and TurboTax desktop software as well as payroll services and merchant credit card payment processing services at retail locations across the United States. We sell these products and services directly and through distributors to office supply superstores, warehouse clubs, consumer electronics retailers, general mass merchandisers, online retailers, and catalogs. In Canada and the United Kingdom, we also rely on distributors and other third parties who sell products into the retail channel. The retail channel provides broad customer reach through retailer-sponsored advertising and exposure to retail foot traffic. This channel also gives us the opportunity to communicate our products, services, and messages through multiple touch points and allows us to serve our customers at relatively modest cost.
Mobile Application Stores. We distribute many of our offerings for mobile devices through proprietary online stores that provide applications for specific devices. These include the Apple App Store, which provides apps for the Apple iPhone and iPad, and Google’s Play Store, which provides apps for Android-compatible smartphones and tablets.

Tables of Contents

Other Channels. We sell our consumer and small business products and services through selected alliance partners and accountants that help us reach new customers at the point of need and drive growth and market share by extending our online reach. Solution providers combine our products and services with value-added marketing, sales, and technical expertise to deliver a complete solution at the local level. As we expand our mobile and global offerings, we expect that strategic partnerships will become increasingly important to our business.

COMPETITION
Overview
We face intense competition in all of our businesses, both domestically and internationally. Competitive interest and expertise in many of the markets we serve have grown markedly over the past few years and we expect this trend to continue. Some of our existing competitors have significantly greater financial, technical, and marketing resources than we do. In addition, the competitive landscape can shift rapidly as new companies enter markets in which we compete. This is particularly true for online and mobile products and services, where the barriers to entry are lower than they are for desktop software products and services. To attract customers, many online and mobile competitors are offering free or low-priced products which we must take into account in our pricing strategies.
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
Competition Specific to Segments
Small Business Segment. QuickBooks is the leading small business financial management software in the U.S. Our small business desktop products and services face competitive challenges from companies such as The Sage Group plc, which offers software and associated services that directly target small business customers. Our small business online products and services face competition from online accounting offerings from companies such as Xero and FreshBooks, free or low-cost online accounting offerings, and free online banking and bill payment services offered by financial institutions and others. In our payroll business we compete directly with Automatic Data Processing, Inc. (ADP), Paychex, Gusto, and many other companies with payroll offerings, including online payroll offerings. In our merchant services business we compete directly with large financial institutions such as Wells Fargo, JP Morgan Chase, and Bank of America and with many payment processors, including First Data Corporation, Elavon, Global Payments, FIS, PayPal, and Square.
Consumer Tax Segment. In our Consumer Tax segment, our future growth depends on our ability to attract new customers to the self-preparation tax category from tax stores and other tax preparers. In the U.S. private sector we face intense competition from H&R Block, which provides tax preparation services in its stores and a competing software offering. We also face competition from several other large tax preparation service providers, from a myriad of small tax preparers, and from numerous online self-preparation offerings, including Blucora’s TaxAct and Credit Karma. Some of these competitors are offering electronic tax preparation and filing services at no cost to individual taxpayers. In Canada, our TurboTax Canada offerings face competition from H&R Block, SimpleTax, StudioTax, and UFile. These competing offerings subject us to significant price pressure in both the U.S. and Canada.
We also face competitive challenges from publicly funded government entities that offer electronic tax preparation and filing services at no cost to individual taxpayers. We are a member of the Free File Alliance, a consortium of private sector companies that has entered into an agreement with the federal government. Under this agreement, the member companies provide online federal tax preparation and filing services at no cost to the public or eligible federal taxpayers, and the federal government has agreed not to provide a competing service. Approximately 22 states have also adopted Free File Alliance public-private agreements while approximately 20 other states offer some form of direct government tax preparation and filing services free to qualified taxpayers. We continue to actively work with others in the private and public sectors to advance the goals of the Free File Alliance policy initiative and to support successful public-private partnerships. However, future administrative, regulatory, or legislative activity in this area could harm our Consumer Tax business.
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
Competitive Factors
We believe the most important competitive factors for our core offerings – QuickBooks, TurboTax, Lacerte, and ProSeries – are ease of use, product features, size of the installed customer base, brand name recognition, value proposition, cost, reliability,

Tables of Contents

security, and product and support quality. Access to distribution channels is also important for our QuickBooks and TurboTax desktop software products. In addition, support from accounting professionals and the ability for customers to upgrade within product families as their businesses grow are significant competitive factors for our QuickBooks products. Productivity is an important competitive factor for the full-service accounting firms to which we market our Lacerte software products. We believe we compete effectively on these factors as our QuickBooks and TurboTax products are the leading products in the U.S. for their respective categories.
For our service offerings such as small business payroll and merchant payment processing, we believe the most important competitive factors are functionality, ease of use, high availability, security, the integration of these products with related software, brand name recognition, effective distribution, quality of support, and cost.

CUSTOMER SERVICE AND TECHNICAL SUPPORT
We provide customer service and technical support by telephone, e-mail, online and video chat, text messaging, online communities, and our customer service and technical support websites. We have full-time and outsourced customer service and technical support staffs. We supplement these staffs with seasonal employees and additional outsourcing during periods of peak call volumes, such as during the tax return filing season or following a major product launch. We outsource to several firms domestically and internationally. Most of our internationally outsourced small business customer service and technical support personnel are currently located in India and the Philippines.
We offer free self-help information through our technical support websites for our QuickBooks, TurboTax and ProConnect offerings. Customers can also use our websites to find answers to commonly asked questions and check on the status of orders. Under certain paid support plans, customers can also use our websites to receive product updates electronically. Support alternatives and fees vary by product. We sponsor online user communities such as Intuit Community for small businesses and accounting professionals, and TurboTax AnswerXchange, where consumers can share knowledge and product advice with each other. We also offer live tax advice from U.S.-based tax professionals to U.S. TurboTax users.

MANUFACTURING AND DISTRIBUTION
Online Products and Services
Intuit’s data centers house most of the systems, networks and databases required to operate and deliver our online products and services. These include QuickBooks Online, online payroll services, merchant payment processing services, TurboTax Online, ProConnect Tax Online, and consumer and professional electronic tax filing services. Through our data centers, we connect customers to our products and services and store customer and business information. As our businesses continue to move toward delivering personalized experiences, trusted open platforms and indispensable connections, we expect that our infrastructure will become even more critical to our business in the future.
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

Tables of Contents

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

EMPLOYEES
As of July 31, 2017, we had approximately 8,200 full-time employees in major offices in the United States, Canada, India, the United Kingdom, Israel, Australia and other locations. We also employ a significant number of seasonal and contract employees during the second and third quarters of our fiscal years to support our consumer tax customers. For example, at the peak of the 2016 tax season we employed approximately 1,400 seasonal employees. We believe our future success and growth will depend on our ability to attract and retain qualified employees in all areas of our business. We do not currently have any collective bargaining agreements with our employees, and we believe employee relations are generally good. Although we have employment-related agreements with a number of key employees, these agreements do not guarantee continued service. We believe we offer competitive compensation and a good working environment. We were named one of Fortune magazine’s “100 Best Companies to Work For” in each of the last sixteen years. However, we face intense competition for qualified employees, and we expect to face continuing challenges in recruiting and retention.

Tables of Contents

ITEM 1A - RISK FACTORS
Our businesses routinely encounter and address risks, many of which could cause our future results to be materially different than we presently anticipate. Below, we describe certain important risks, categorized solely for ease of reference as strategic, operational, legal and compliance, and financial risks. The manner in which we respond to future developments as well as our competitors’ reactions to those developments may affect our future operating results.
STRATEGIC RISKS
Strategic risks relate to our current and future operating model, business plans and growth strategy, including the risks associated with the following: competitive pressures on our product offerings and business models; our ability to adapt to technological changes and global trends; our reliance on third-party intellectual property and our ability to protect our own intellectual property rights; the value of our brand; and mergers, acquisitions and divestiture activity that may have unanticipated costs and expenses.
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
We also face competition from companies with a variety of business models and monetization strategies, including increased competition from providers of free offerings, particularly in our tax, accounting, and payments businesses. In order to compete, we have also introduced free offerings in several categories, but we may not be able to attract customers as effectively as competitors with different business models. In addition, we may not be able to monetize our free offerings if other providers of free offerings provide features that we do not offer and customers who have formerly paid for Intuit’s products and services may elect to use our competitors’ free offerings instead. These competitive factors may diminish our revenue and profitability, and harm our ability to acquire and retain customers.
Our consumer tax business also faces significant competition from the public sector, where we face the risk of federal and state taxing authorities proposing revenue strategies that involve developing and providing government tax software or other government return preparation systems at public expense. These or similar programs may be introduced or expanded in the future, which may change the voluntary compliance tax system in ways that could cause us to lose customers and revenue. The IRS Free File Program is currently the sole means by which the IRS offers tax software to taxpayers, and as part of the program the IRS has agreed it will not offer a competing service. Under this program, the IRS has worked with private industry to provide more than 50 million free returns since 2003, utilizing donated private sector tax software and e-filing services for low and middle income taxpayers at no cost to users or the government. However, its continuation depends on a number of factors, including increasing public awareness of and access to the free program, as well as continued government support. The current agreement is scheduled to expire in October 2020. If the Free File Program were to be terminated and the IRS were to enter the software development and return preparation space, the federal government would become a direct competitor of the U.S. tax services industry and of Intuit, which could potentially have material and adverse revenue implications.
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
Our consumer and professional tax businesses depend significantly on revenue from customers who return each year to use our updated tax preparation and filing software and services. As our existing products mature, encouraging customers to purchase product upgrades becomes more challenging unless new product releases provide features and functionality that have meaningful incremental value. We also provide additional customer benefits by utilizing customer data available to us through our existing offerings. If we are not able to develop and clearly demonstrate the value of new or upgraded products or services to our customers, or effectively utilize our customers’ data, our revenues may be harmed. In addition, as we continue to introduce and expand our new business models, including offerings that are free to end users, we may be unsuccessful in monetizing or increasing customer adoption of these offerings or our risk profile may change, resulting in loss of revenue.

Tables of Contents

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
In some cases, we may expend a significant amount of resources and management attention on offerings that do not ultimately succeed in their markets. We have encountered difficulty in launching new products and services in the past. If we misjudge customer needs in the future, our new products and services may not succeed and our revenues and earnings may be harmed. We have also invested, and in the future, expect to invest in new business models, geographies, strategies and initiatives. Such endeavors may involve significant risks and uncertainties, including distraction of management from current operations, expenses associated with the initiatives and inadequate return on investments. Because these new initiatives are inherently risky, they may not be successful and may harm our financial condition and operating results.
We rely on third-party intellectual property in our products and services.
Many of our products and services include intellectual property of third parties, which we license under agreements that may need to be renewed or renegotiated from time to time. We may not be able to obtain licenses to these third-party technologies or content on reasonable terms, or at all. If we are unable to obtain the rights necessary to use this intellectual property in our products and services, we may not be able to sell the affected offerings, and customers who are currently using the affected product may be disrupted, which may in turn harm our future financial results, damage our brand, and result in customer loss. Also, we and our customers have been and may continue to be subject to infringement claims as a result of the third-party intellectual property incorporated in our offerings. Although we try to mitigate this risk and we may not be ultimately liable for any potential infringement, pending claims require us to use significant resources, require management attention and could result in loss of customers.
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
We have acquired and may continue to acquire companies, products and technologies that complement our strategic direction, both in and outside the United States. Acquisitions involve significant risks and uncertainties, including:

•	inability to successfully integrate the acquired technology, data assets and operations into our business and maintain uniform standards, controls, policies, and procedures;

•	inability to realize synergies expected to result from an acquisition;

•	disruption of our ongoing business and distraction of management;

•	challenges retaining the key employees, customers, resellers and other business partners of the acquired operation;

•	the internal control environment of an acquired entity may not be consistent with our standards or with regulatory requirements, and may require significant time and resources to align or rectify;

•	unidentified issues not discovered in our due diligence process, including product or service quality issues, intellectual property issues and legal contingencies;

•	failure to successfully further develop an acquired business or technology and any resulting impairment of amounts currently capitalized as intangible assets;

•	in the case of foreign acquisitions and investments, the impact of particular economic, tax, currency, political, legal and regulatory risks associated with specific countries.
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
OPERATIONAL RISKS
Operational risks arise from internal and external events relating to systems, processes and people. Risks that affect the operation of our businesses include the following: security breaches; privacy and cybersecurity concerns relating to online offerings; fraudulent activities by third parties; relationships with third parties; competition for and retention of key talent; issues with our product launches; problems with our information technology infrastructure; and risks associated with operating internationally.
A security breach resulting in third-party access to our sensitive customer and employee information and data could materially disrupt our businesses, result in the disclosure of confidential information, significantly damage our reputation, subject us to costly litigation and cause material losses.
We host, collect, use and retain large amounts of sensitive and personal customer and employee information and data, including credit card information, tax return information, bank account numbers and passwords, personal and business financial data and transactions, social security numbers, healthcare information and payroll information. We and our vendors use commercially available security technologies to protect this information and data, and we also use security and business

Tables of Contents

controls to limit access to and use of such sensitive and personal customer information and data. Although we expend significant resources to create security protections that shield our customer data against potential theft and security breaches, such measures cannot provide absolute security. We have experienced instances in the past where criminals, using stolen identity information obtained outside of our systems, have gained unauthorized and illegal access to our customers’ data. As the accessibility of stolen identity information increases, we may experience additional instances of unauthorized and illegal access to our systems using our customers’ stolen identity information in the future. In addition, third parties may fraudulently induce employees, customers, or users to disclose sensitive information in order to gain access to our data or customers’ data. The security measures that we implement may not be able to prevent access to our systems from unauthorized users who have fraudulently obtained our customers’ personal information. In addition, because the techniques used to obtain unauthorized access change frequently, becoming more sophisticated and are often not able to be detected until after a successful attack, we may be unable to anticipate these techniques or implement adequate preventive measures. Further, as we move to an ecosystem where customers have one identity across multiple products, a security breach may give access to increased amount of customer data. A major breach of our security measures or those of third parties that provide hosting services or have access to our sensitive and personal customer information may have serious negative consequences for our businesses, including possible litigation, fines, penalties and damages, material harm to our reputation and brands, further regulation and oversight by federal or state agencies, and loss of our ability to provide financial transaction services or accept and process customer credit card orders or tax returns.
Our technologies, systems, and networks and our customers’ devices have been subject to, and are likely to continue to be the target of, cyber-attacks, computer viruses, worms, phishing attacks, malicious software programs and other information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of our customers’ or employees’ sensitive and personal information and data, or otherwise disrupt our or our customers’ or other third parties’ business operations. These types of attacks can be made by individuals, groups of hackers, and sophisticated organizations including state-sponsored organizations or nation-states themselves. Customers that fail to update their systems, continue to run software that we no longer support or that fail to install security patches on a timely basis make it more difficult for us to detect and prevent these kinds of attacks. Although this is an industry-wide problem that affects software across platforms, it is increasingly affecting our offerings because cyber-criminals tend to focus their efforts on well-known offerings that are popular among customers and hold sensitive information and we expect them to continue to do so. If these cyber-criminals are able to circumvent our security measures, exploit vulnerabilities in our customers’ devices or customers’ behavior, or if we are unable to detect an intrusion into our systems and contain such intrusion in a reasonable amount of time, our customers’ sensitive and personal information and data may be compromised, which could lead to litigation with our customers, fines, penalties and other damages.
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
In addition, the continued occurrence of cyber-attacks and data breaches on governments, businesses and consumers in general, indicates that we operate in an external environment where cyber-attacks and data breaches are becoming increasingly common. If the global cybersecurity environment worsens, and there are increased instances of security breaches of third-party offerings where consumers’ data and sensitive information is compromised, consumers may be less willing to use online offerings, particularly offerings like ours where customers often share sensitive financial data. This could damage our reputation and deter current and potential customers from adopting our products and services or lead customers to cease using online and connected software products to transact financial business altogether.

Tables of Contents

If we are unable to effectively combat the increasing amount and sophistication of fraudulent activities by third parties using our offerings, we may suffer losses, which may be substantial, and lose the confidence of our customers and government agencies and our revenues and earnings may be harmed.
The online tax preparation, payroll administration and online payments industries have been experiencing an increasing amount of fraudulent activities by third parties, and those fraudulent activities are becoming increasingly sophisticated. Although we do not believe that any of this activity is uniquely targeted at our products or business, this type of fraudulent activity may adversely impact our tax, payroll, and payments businesses. In addition to any losses that may result from such fraud, which may be substantial, a loss of confidence by our customers or by governmental agencies in our ability to prevent fraudulent activity that is perpetrated through our offerings may seriously harm our business and damage our brand. If we cannot adequately combat such fraudulent activity that is perpetrated through our tax offerings, governmental authorities may refuse to allow us to continue to offer such services, which could include federal or state tax authorities refusing to allow us to process our customers’ tax returns electronically, resulting in a significant adverse impact on our earnings and revenue. As fraudulent activities become more pervasive and increasingly sophisticated, and fraud detection and prevention measures must become correspondingly more complex to combat them across the various industries in which we operate, we may implement risk control mechanisms that could make it more difficult for legitimate customers to obtain and use our products, which could result in lost revenue and negatively impact our earnings.
If we fail to process transactions effectively or fail to adequately protect against disputed or potential fraudulent activities, our business may be harmed.
Our operations process a significant volume and dollar value of transactions on a daily basis, especially in our payroll and payments businesses. Despite our efforts to ensure that effective processing systems and controls are in place to handle transactions appropriately, it is possible that we may make errors or that funds may be misappropriated due to fraud. The systems supporting our business are comprised of multiple technology platforms that are difficult to scale. If we are unable to effectively manage our systems and processes, or if there is an error in our products, we may be unable to process customer data in an accurate, reliable and timely manner, which may harm our reputation, the willingness of customers to use our products, and our financial results. In our payments processing service business, if merchants for whom we process payment transactions are unable to pay refunds due to their customers in connection with disputed or fraudulent merchant transactions, we may be required to pay those amounts and our payments may exceed the amount of the customer reserves we have established to make such payments.
Business interruption or failure of our information technology and communication systems may impair the availability of our products and services, which may damage our reputation and harm our future financial results.
Our reputation and ability to attract, retain and serve our customers is dependent upon the reliable performance of our products and our underlying technical infrastructure. As we continue to transition our business to more connected services, we become more dependent on the continuing operation and availability of our information technology and communication systems and those of our external service providers, including, for example, third-party Internet-based or “cloud” computing services. We do not have redundancy for all of our systems, many of our critical applications reside in only one of our data centers, and our disaster recovery planning may not account for all eventualities. In the event of significant system disruption we may experience loss of data or processing capabilities, which may cause us to lose customers and may materially harm our reputation and our operating results. In addition, we are in the process of updating our customer facing applications and the supporting information technology infrastructure to meet our customers’ expectations for continuous service availability. Any difficulties in upgrading these applications or infrastructure or failure of our systems or those of our third-party service providers may result in interruptions in our service, which may reduce our revenues and profits, cause us to lose customers and damage our reputation. Any prolonged interruptions at any time may result in lost customers, additional refunds of customer charges, negative publicity and increased operating costs, any of which may significantly harm our business, financial condition and results of operations.
Our tax businesses must effectively handle extremely heavy customer demand during critical peak periods from January until April of each year. We face significant risks in maintaining adequate service levels during these peak periods where we derive a substantial portion of our overall revenue from the tax businesses. Any interruptions in our online tax preparation or electronic filing service at any time during the tax season, particularly during a peak period, could result in significantly decreased revenue, lost customers, additional refunds of customer charges, negative publicity and increased operating costs, any of which could significantly harm our business, financial condition and results of operations.
We are in the process of migrating our applications and infrastructure to new data centers and to third-party hosted environments. If we do not execute the transition to these new environments in an effective manner, we may experience unplanned service disruptions or unforeseen increases in costs which may harm our operating results and our business.

Tables of Contents

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
Our business operations, data centers, information technology and communications systems are vulnerable to damage or interruption from natural disasters, human error, malicious attacks, fire, power loss, telecommunications failures, computer viruses, computer denial of service attacks, terrorist attacks and other events beyond our control. In addition, our corporate headquarters and other critical business operations are located near major seismic faults. In the event of a major natural or man-made disaster, our insurance coverage may not completely compensate us for our losses and our future financial results may be materially harmed.
If we are unable to develop, manage and maintain critical third-party business relationships, our business may be adversely affected.
Our growth is increasingly dependent on the strength of our business relationships and our ability to continue to develop, manage and maintain new and existing relationships. We rely on various third-party partners, including software and service providers, suppliers, vendors, manufacturers, distributors, accountants, contractors, financial institutions, core processors, licensing partners and development partners, among others, in many areas of our business in order to deliver our offerings and operate our business. We also rely on third parties to support the operation of our business by maintaining our physical facilities, equipment, power systems and infrastructure. In certain instances, these third-party relationships are sole source or limited source relationships and can be difficult to replace or substitute depending on the level of integration of the third party’s products or services into, or with, our offerings and/or the general availability of such third party’s products and services. In addition, there may be few or no alternative third-party providers or vendors in the market. Further, there can be no assurance that we will be able to adequately retain third-party contractors engaged to help us operate our business. The failure of third parties to provide acceptable and high quality products, services and technologies or to update their products, services and technologies may result in a disruption to our business operations and our customers, which may reduce our revenues and profits, cause us to lose customers and damage our reputation. Alternative arrangements and services may not be available to us on commercially reasonable terms or we may experience business interruptions upon a transition to an alternative partner.
Although we have strict standards for our suppliers and business partners to comply with the law and company policies regarding workplace and employment practices, data use and security, environmental compliance, intellectual property licensing and other applicable regulatory and compliance requirements, we cannot control their day-to-day practices. If any of them violate laws or implements practices regarded as unethical, we could experience supply chain disruptions, canceled orders, terminations of or damage to key relationships, and damage to our reputation.
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
Much of our future success depends on the continued service and availability of skilled personnel, including members of our executive team, and those in technical, marketing and staff positions. Experienced personnel in the software, mobile technologies, data science, data security, and software as a service industries are in high demand and competition for their talents is intense, especially in California and India, where the majority of our employees are located. Also, as we strive to continue to adapt to technological change and introduce new and enhanced products and business models, we must be able to secure, maintain and develop the right quality and quantity of engaged and committed talent. The incentives we have available to attract, retain, and motivate employees provided by our equity awards may become less effective, and if we were to issue significant equity to attract additional employees, the ownership of our existing stockholders would be diluted. Although we strive to be an employer of choice, we may not be able to continue to successfully attract, retain and develop key personnel, which may cause our business to suffer.

Tables of Contents

The nature of our products and services necessitates timely product launches, and if we experience significant product accuracy or quality problems or delays, it may harm our revenue, earnings and reputation.
All of our tax products and many of our non-tax products have rigid development timetables that increase the risk of errors in our products and the risk of launch delays. Our tax preparation software product development cycle is particularly challenging due to the need to incorporate unpredictable and potentially late tax law and tax form changes each year and because our customers expect high levels of accuracy and a timely launch of these products to prepare and file their taxes by the tax filing deadline. Due to the complexity of our products and the condensed development cycles under which we operate, our products may contain errors that could unexpectedly interfere with the operation of the software or result in incorrect calculations. The complexity of the tax laws on which our products are based may also make it difficult for us to consistently deliver offerings that contain the features, functionality and level of accuracy that our customers expect. When we encounter problems we may be required to modify our code, work with state tax administrators to communicate with affected customers, assist customers with amendments, distribute patches to customers who have already purchased the product and recall or repackage existing product inventory in our distribution channels. If we encounter development challenges or discover errors in our products either late in our development cycle or after release it may cause us to delay our product launch date or suspend product availability until such issues can be fixed. Any major defects, launch delays or product suspensions may lead to loss of customers and revenue, negative publicity, customer and employee dissatisfaction, reduced retailer shelf space and promotions, and increased operating expenses, such as inventory replacement costs, legal fees or other payments, including those resulting from our accuracy guarantee in our tax preparation products. For example, an error in our tax products could cause a compliance error for taxpayers, including the over or underpayment of their federal or state tax liability. While our accuracy guarantee commits us to reimburse penalties and interest paid by customers due solely to calculation errors in our tax preparation products, such errors may result in additional burdens on third parties that we may need to address or that may cause us to suspend the availability of our products until such errors are addressed. This could also affect our reputation, the willingness of customers to use our products, and our financial results.
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

Tables of Contents

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
LEGAL AND COMPLIANCE RISKS
Legal and compliance risks arise from change in the government and regulatory environment, potential litigation, regulatory inquiries and intellectual property infringement claims. Government and regulatory risk include the following: increased government regulations; ongoing litigation and regulatory inquiries; and intellectual property infringement.
Increased government regulation of our businesses, or changes to existing regulations, may harm our operating results.
The Company is subject to federal, state and local laws and regulations that affect the Company’s activities, including, without limitation, areas of labor, advertising, tax, financial services, data privacy and security requirements, digital content, consumer protection, real estate, billing, e-commerce, promotions, quality of services, intellectual property ownership and infringement, import and export requirements, anti-corruption, foreign exchange controls and cash repatriation restrictions, anti-competition, environmental, health and safety. There have been significant new regulations and heightened focus by the government on many of these areas, as well as in areas such as insurance and healthcare (including, for example, the Affordable Care Act). As we expand our products and services and revise our business models, both domestically and internationally, we may become subject to additional government regulation or increased regulatory scrutiny. Further, regulators (both in the U.S. and in other jurisdictions in which we operate) may adopt new laws or regulations, change existing regulations, or their interpretation of existing laws or regulations may differ from ours .
As our business continues to expand to countries outside the United States that have more strict data protection laws, our compliance requirements and costs may increase. Recent legal developments in the European Union have created compliance uncertainty and increased complexity regarding certain transfers of information from Europe to the U.S. The European Commission has approved a data protection regulation, known as the GDPR, which has been finalized and is due to come into force in May 2018. The GDPR will require certain operational changes to be made by companies that receive or process personal data of residents of the EU and will include significant penalties for non-compliance. In addition, other governmental authorities around the world are considering similar types of legislative and regulatory proposals concerning data protection. Due to the uncertain international environment, we could face additional compliance obligations that could cause us to incur costs or require us to change our business practices in a manner adverse to our business. Further, these regulatory requirements could also impose significant limitations, require changes to our business, require notification to customers or employees of a security breach, restrict our use or storage of personal information, or cause changes in customer purchasing behavior which may make our business more costly, less efficient or impossible to conduct, and may require us to modify our current or future products or services, which may make customers less likely to purchase our products or harm our future financial results. We have incurred – and may continue to incur – significant expenses to comply with mandatory privacy and security standards and protocols imposed by law, regulation, industry standards or contractual obligations.
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
We are also subject to certain laws and regulations in the U.S. and other jurisdictions relating to electronic funds transfer, money transmission and other regulated activities. In the event laws governing regulated activities change or expand, we may be subject to additional compliance costs. As we increase our business activities into regulated areas, such as lending, we may be subject to increased regulations and compliance requirements.

Tables of Contents

We are frequently a party to litigation and regulatory inquiries which could result in an unfavorable outcome and have an adverse effect on our business, financial condition, results of operation and cash flows.
We are subject to various legal proceedings (including class action lawsuits), claims and regulatory inquiries that have arisen out of the ordinary conduct of our business and are not yet resolved and additional claims and inquiries may arise in the future. The number and significance of these claims and inquiries have increased as our businesses have evolved. Any proceedings, claims or inquiries initiated by or against us, whether successful or not, may be time consuming; result in costly litigation, damage awards, consent decrees, injunctive relief or increased costs of business; require us to change our business practices or products; require significant amounts of management time; result in diversion of significant operations resources; or otherwise harm our business and future financial results. For further information about specific litigation, see Item 3, “Legal Proceedings”.
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
FINANCIAL RISKS
Financial risks relate to our ability to meet financial obligations and mitigate exposure to financial impacts to our businesses or our offerings. Financial risks arise from the following: seasonality; excessive product returns; unanticipated changes in income tax rates; adverse global macro-economic conditions; fluctuations in our net income; indebtedness; and the fluctuation of our stock price.
Our tax business is highly seasonal and our quarterly results could fluctuate significantly.
Our tax offerings have significant seasonal patterns. Revenue from income tax preparation products and services is heavily concentrated during November through April. This seasonality has caused significant fluctuations in our quarterly financial results. Our financial results may also fluctuate from quarter to quarter and year to year due to a variety of factors, including factors that may affect the timing of revenue recognition. These include changes to our offerings that result in the inclusion or exclusion of ongoing services; changes in product pricing strategies or product sales mix; the timing of the availability of federal and state tax forms from taxing agencies and the ability of those agencies to receive electronic tax return submissions; changes in customer behavior; and the timing of our discontinuation of support for older product offerings. Other factors that may affect our quarterly or annual financial results include the timing of acquisitions, divestitures, and goodwill and acquired intangible asset impairment charges. Any fluctuations in our operating results may adversely affect our stock price.
If actual product returns exceed returns reserves our future financial results may be harmed.
We ship more desktop software products to our distributors and retailers than we expect them to sell, in order to reduce the risk that distributors or retailers may run out of products. This is particularly true for our tax products, which have a short selling season and for which returns occur primarily in our fiscal third and fourth quarters. Like many software companies that sell their products through distributors and retailers, we have historically accepted significant product returns. We establish reserves against revenue for product returns in our financial statements based on estimated returns and we closely monitor

Tables of Contents

product sales and inventory in the retail channel in an effort to maintain adequate reserves. In the past, returns have not differed significantly from these reserves. However, if we experience actual returns that significantly exceed reserves, it may result in lower net revenue.
Unanticipated changes in our income tax rates may affect our future financial results.
Our future effective income tax rates may be favorably or unfavorably affected by unanticipated changes in the valuation of our deferred tax assets and liabilities, by changes in our stock price, or by changes in tax laws or their interpretation. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. These continuous examinations may result in unforeseen tax-related liabilities, which may harm our future financial results.
Adverse global economic conditions could harm our business and financial condition.
Adverse macroeconomic developments could negatively affect our business and financial condition. Adverse global economic events have caused, and could, in the future, cause disruptions and volatility in global financial markets and increased rates of default and bankruptcy, and could impact consumer and small business spending. While we have historically performed well in economic downturns, there is no guarantee that we would continue to perform well in future adverse macroeconomic conditions. In particular, because the majority of our revenue is derived from sales within the U.S., economic conditions in the U.S. have an even greater impact on us than companies with a more diverse international presence. Challenging economic times could cause potential new customers not to purchase or to delay purchasing of our products and services, and could cause our existing customers to discontinue purchasing or delay upgrades of our existing products and services, thereby negatively impacting our revenues and future financial results. Decreased consumer spending levels could also reduce credit and debit card transaction processing volumes causing reductions in our payments revenue. Poor economic conditions and high unemployment have caused, and could in the future cause, a significant decrease in the number of tax returns filed, which may have a significant effect on the number of tax returns we prepare and file. In addition, weakness in the end-user consumer and small business markets could negatively affect the cash flow of our distributors and resellers who could, in turn, delay paying their obligations to us, which could increase our credit risk exposure and cause delays in our recognition of revenue or future sales to these customers. Any of these events could harm our business and our future financial results.
Amortization of acquired intangible assets and impairment charges may cause significant fluctuation in our net income.
Our acquisitions have resulted in significant expenses, including amortization and impairment of acquired technology and other acquired intangible assets, and impairment of goodwill. Total costs and expenses in these categories were $14 million in fiscal 2017; $34 million in fiscal 2016; and $339 million in fiscal 2015, of which $149 million was classified as discontinued operations. Although under current accounting rules goodwill is not amortized, we may incur impairment charges related to the goodwill already recorded and to goodwill arising out of future acquisitions. We test the impairment of goodwill annually in our fourth fiscal quarter or more frequently if indicators of impairment arise. The timing of the formal annual test may result in charges to our statement of operations in our fourth fiscal quarter that may not have been reasonably foreseen in prior periods. The total costs and expenses for fiscal 2015 included goodwill and intangible asset impairment charges of $297 million, of which $149 million was classified as discontinued operations. At July 31, 2017, we had $1.3 billion in goodwill and $22 million in net acquired intangible assets on our balance sheet, both of which may be subject to impairment charges in the future. New acquisitions, and any impairment of the value of acquired intangible assets, may have a significant negative impact on our future financial results.
We have $488 million in debt outstanding and may incur other debt in the future, which may adversely affect our financial condition and future financial results.
On February 1, 2016, we entered into a master credit agreement with certain institutional lenders for a new five-year credit facility in an aggregate principal amount of $1.5 billion. The master credit agreement includes a $500 million unsecured term loan and a $1 billion unsecured revolving credit facility that will expire on February 1, 2021. As of July 31, 2017, we had no outstanding borrowings under the revolving credit facility and had an outstanding debt of $488 million on the term loan. We may use the proceeds of any advances against the credit facility for general corporate purposes, including future acquisitions and share repurchases.
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

ITEM 1B - UNRESOLVED STAFF COMMENTS
None.

ITEM 2 - PROPERTIES
Our principal locations, their purposes, and the expiration dates for the leases on facilities at those locations as of July 31, 2017 are shown in the table below. We have renewal options on many of our leases.

Location	Purpose	Approximate Square Feet	Principal Lease Expiration Dates

Mountain View, California	Corporate headquarters and principal offices for Small Business segment	487,000	2024 - 2026
Mountain View, California	Corporate headquarters and principal offices for Small Business segment	224,000	Owned
San Diego, California	Principal offices for Consumer Tax segment	466,000	Owned
Bangalore, India	Principal offices for Intuit India	359,000	2020 - 2022
Quincy, Washington	Primary data center	240,000	Owned
Menlo Park, California	Subleased office space	210,000	2025
San Francisco, California	General office space	202,000	2025
Woodland Hills, California	Principal offices for Small Business payment solutions business	168,000	2018
Plano, Texas	Principal offices for ProConnect segment and data center	166,000	2026
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

ITEM 3 - LEGAL PROCEEDINGS
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

ITEM 4 - MINE SAFETY DISCLOSURES
None.

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information for Common Stock
Intuit’s common stock is quoted on the NASDAQ Global Select Market under the symbol “INTU.” The following table shows the range of high and low sale prices reported on the NASDAQ Global Select Market for the periods indicated. The closing price of Intuit’s common stock on August 25, 2017 was $137.35.

	High	Low
Fiscal year ended July 31, 2016
First quarter	$107.75	$79.63
Second quarter	108.00	88.66
Third quarter	105.32	88.17
Fourth quarter	116.97	99.25

Fiscal year ended July 31, 2017
First quarter	$114.06	$106.34
Second quarter	120.55	103.22
Third quarter	128.45	111.90
Fourth quarter	143.81	124.22
Stockholders
As of August 25, 2017 we had approximately 470 record holders and approximately 157,000 beneficial holders of our common stock.

Tables of Contents

Dividends
We declared and paid quarterly cash dividends that totaled $1.36 per share of outstanding common stock or $353 million during fiscal 2017; $1.20 per share of outstanding common stock or $318 million during fiscal 2016; and $1.00 per share of outstanding common stock or $283 million during fiscal 2015. In August 2017 our Board of Directors declared a quarterly cash dividend of $0.39 per share of outstanding common stock payable on October 18, 2017 to stockholders of record at the close of business on October 10, 2017. We currently expect to continue to pay comparable cash dividends on a quarterly basis in the future; however, future declarations of dividends and the establishment of future record dates and payment dates are subject to the final determination of our Board of Directors.
Recent Sales of Unregistered Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Stock repurchase activity during the three months ended July 31, 2017 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans

May 1, 2017 through May 31, 2017	88,429	$125.68	88,429	$1,871,634,145
June 1, 2017 through June 30, 2017	1,260,000	$139.33	1,260,000	$1,696,077,791
July 1, 2017 through July 31, 2017	1,310,480	$133.54	1,310,480	$1,521,078,092
Total	2,658,909	$136.02	2,658,909
Note: All of the shares purchased as part of publicly announced plans during the three months ended July 31, 2017 were purchased under a plan we announced on August 19, 2016 under which we are authorized to repurchase up to $2 billion of our common stock. At July 31, 2017, authorization from our Board of Directors to expend up to $1.5 billion remained available under that plan.

Tables of Contents

Company Stock Price Performance
The graph below compares the cumulative total stockholder return on Intuit common stock for the last five full fiscal years with the cumulative total returns on the S&P 500 Index and the Morgan Stanley Technology Index for the same period. The graph assumes that $100 was invested in Intuit common stock and in each of the other indices on July 31, 2012 and that all dividends were reinvested. The comparisons in the graph below are based on historical data – with Intuit common stock prices based on the closing price on the dates indicated – and are not intended to forecast the possible future performance of Intuit’s common stock.

	July 31, 2012	July 31, 2013	July 31, 2014	July 31, 2015	July 31, 2016	July 31, 2017
Intuit Inc.	$100.00	$111.38	$144.30	$188.21	$199.88	$249.95
S&P 500	$100.00	$125.00	$146.17	$162.55	$171.68	$199.22
Morgan Stanley Technology Index	$100.00	$106.35	$136.57	$153.60	$172.05	$219.84

ITEM 6 - SELECTED FINANCIAL DATA
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
In fiscal 2013 through fiscal 2015 we acquired several companies and we have included the results of operations for each of them in our consolidated results of operations from their respective dates of acquisition.
In fiscal 2013 we completed the sale of our Intuit Websites business. In fiscal 2014 we completed the sales of our Intuit Financial Services and Intuit Health businesses. In fiscal 2016 we completed the sales of our Demandforce, QuickBase, and

Tables of Contents

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
To better understand the information in these tables, investors should read “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Annual Report, and the financial statements and related notes in Item 8 of this Annual Report, especially Note 6, “Discontinued Operations.”

Consolidated Statement of Operations Data	Fiscal
(In millions, except per share amounts)	2017 (1)	2016	2015	2014	2013

Total net revenue	$5,177	$4,694	$4,192	$4,243	$3,946
Total costs and expenses	3,782	3,452	3,454	2,943	2,738
Operating income from continuing operations	1,395	1,242	738	1,300	1,208

Total share-based compensation expense included in total costs and expenses	326	278	242	186	166

Net income from continuing operations	971	806	413	853	807
Net income (loss) from discontinued operations	—	173	(48)	54	51
Net income	971	979	365	907	858

Net income per common share:
Basic net income per share from continuing operations	$3.78	$3.08	$1.47	$2.99	$2.72
Basic net income (loss) per share from discontinued operations	—	0.65	(0.17)	0.19	0.17
Basic net income per share	$3.78	$3.73	$1.30	$3.18	$2.89

Diluted net income per share from continuing operations	$3.72	$3.04	$1.45	$2.94	$2.66
Diluted net income (loss) per share from discontinued operations	—	0.65	(0.17)	0.18	0.17
Diluted net income per share	$3.72	$3.69	$1.28	$3.12	$2.83

Dividends declared per common share	$1.36	$1.20	$1.00	$0.76	$0.68

(1)
In the first quarter of fiscal 2017, we elected to early adopt ASU 2016-09, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” As required by ASU 2016-09, excess tax benefits recognized on stock-based compensation expense are reflected in our condensed consolidated statements of operations as a component of the provision for income taxes on a prospective basis. See Note 1 to the financial statements in Item 8 of this Annual Report for more information.

Consolidated Balance Sheet Data	At July 31,
(In millions)	2017	2016	2015	2014	2013

Cash, cash equivalents and investments	$777	$1,080	$1,697	$1,914	$1,661
Long-term investments	31	28	27	31	83
Working capital (deficit)	(529)	(637)	816	1,200	1,116
Total assets	4,068	4,250	4,968	5,201	5,486
Short-term debt	50	512	—	—	—
Long-term debt	438	488	500	499	499
Other long-term obligations	130	146	172	166	135
Total stockholders’ equity	1,354	1,161	2,332	3,078	3,531

Tables of Contents

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

You should note that this MD&A discussion contains forward-looking statements that involve risks and uncertainties. Please see the section entitled “Forward-Looking Statements” immediately preceding Part 1 for important information to consider when evaluating such statements.
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

EXECUTIVE OVERVIEW
This overview provides a high level discussion of our operating results and some of the trends that affect our business. We believe that an understanding of these trends is important in order to understand our financial results for fiscal 2017 as well as our future prospects. This summary is not intended to be exhaustive, nor is it a substitute for the detailed discussion and analysis provided elsewhere in this Annual Report on Form 10-K.

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

Tables of Contents

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
For a complete discussion of the most significant risks and uncertainties affecting our business, please see “Forward-Looking Statements” immediately preceding Part 1 and “Risk Factors” in Item 1A of Part I of this Report.

Overview of Financial Results
The most important financial indicators that we use to assess our business are revenue growth for the company as a whole, for each reportable segment, and for product lines within each reportable segment; operating income growth and operating income margins for the company as a whole and for each reportable segment; earnings per share; and cash flow from operations. We also track certain non-financial drivers of revenue growth and, when material, identify them in the applicable discussions of segment results below. These non-financial drivers include, for example, customer growth and retention for all of our businesses and transaction volume for our payment processing business. Total credit and debit card transaction volume correlates strongly with the macroeconomic environment and is one of the key drivers of revenue growth in our payment processing business. Customers for our connected services offerings have generally grown faster than those for our traditional desktop software offerings, reflecting our strategic focus on connected services over the past few years. Connected services (total service and other revenue) generated $3.8 billion or 73% of our total revenue in fiscal 2017. We expect connected services revenue as a percentage of our total revenue to continue to grow in the future.

•	Total net revenue for fiscal 2017 was $5.2 billion, an increase of 10% compared with fiscal 2016.

•
Revenue in our Small Business segment increased 13% compared with fiscal 2016 due to 30% growth in Small Business Online Ecosystem revenue and the impact of the changes to our QuickBooks Desktop software products that we implemented in fiscal 2015.

•	Revenue in our Consumer Tax segment increased 9% compared with fiscal 2016 due to 2% growth in TurboTax federal units and a shift in mix to the higher end of our product lineup.

•	Revenue in our ProConnect segment increased 2% to $437 million in fiscal 2017 compared with fiscal 2016.

•
Operating income from continuing operations increased 12% in fiscal 2017 compared with fiscal 2016 due to the increase in revenue described above. Higher revenue was partially offset by higher costs and expenses, including higher spending for staffing, advertising and other marketing programs, and share-based compensation.

•	Net income from continuing operations increased 20% in fiscal 2017 compared with fiscal 2016 due to the increase in operating income and a lower effective tax rate in fiscal 2017.

•
Diluted net income per share from continuing operations for fiscal 2017 increased 22% to $3.72 as a result of the increase in net income and the decline in weighted average diluted common shares compared with fiscal 2016.

•
We ended fiscal 2017 with cash, cash equivalents and investments totaling $777 million. In fiscal 2017 we generated cash from operations, net sales of investments, borrowings under our revolving credit facility, and the issuance of common stock under employee stock plans. During the same period we used cash for the repayment of debt and amounts outstanding under our revolving credit facility, repurchases of shares of our common stock under our stock repurchase programs, payments of cash dividends, and capital expenditures. At July 31, 2017, we had authorization from our Board of Directors to expend up to an additional $1.5 billion for stock repurchases.

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

Tables of Contents

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
As described in “Description of Business and Summary of Significant Accounting Policies – Goodwill, Acquired Intangible Assets and Other Long-Lived Assets,” in Note 1 to the financial statements in Item 8 of this Annual Report, in order to estimate the fair value of goodwill we use a weighted combination of a discounted cash flow model (known as the income approach) and comparisons to publicly traded companies engaged in similar businesses (known as the market approach). The income approach requires us to use a number of assumptions, including market factors specific to the business, the amount and timing of estimated future cash flows to be generated by the business over an extended period of time, long-term growth rates for the business, and a rate of return that considers the relative risk of achieving the cash flows and the time value of money. We evaluate cash flows at the reporting unit level. Although the assumptions we use in our discounted cash flow model are consistent with the assumptions we use to generate our internal strategic plans and forecasts, significant judgment is required to estimate the amount and timing of future cash flows from each reporting unit and the relative risk of achieving those cash flows. When using the market approach, we make judgments about the comparability of publicly traded companies engaged in similar businesses. We base our judgments on factors such as size, growth rates, profitability, risk, and return on investment. We also make judgments when adjusting market multiples of revenue, operating income, and earnings for these companies to reflect their relative similarity to our own businesses. We had a total of $1.3 billion in goodwill on our balance sheet at July 31, 2017. See Note 5 to the financial statements in Item 8 of this Annual Report for a summary of goodwill by reportable segment.
We estimate the recoverability of acquired intangible assets and other long-lived assets that have finite useful lives by comparing the carrying amount of the asset to the future undiscounted cash flows that we expect the asset to generate. In order to estimate the fair value of those assets, we estimate the present value of future cash flows from those assets. The key assumptions that we use in our discounted cash flow model are the amount and timing of estimated future cash flows to be generated by the asset over an extended period of time and a rate of return that considers the relative risk of achieving the cash flows and the time value of money. Significant judgment is required to estimate the amount and timing of future cash flows and the relative risk of achieving those cash flows. We also make judgments about the remaining useful lives of acquired intangible assets and other long-lived assets that have finite lives. We had a total of $22 million in net acquired intangible assets on our balance sheet at July 31, 2017.
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
During the fourth quarters of fiscal 2017, fiscal 2016, and fiscal 2015 we performed our annual goodwill impairment tests. Using the methodology described in “Description of Business and Summary of Significant Accounting Policies – Goodwill, Acquired Intangible Assets and Other Long-Lived Assets,” in Note 1 to the financial statements in Part 8 of this Annual Report, we determined that the estimated fair values of all of our reporting units exceeded their carrying values and that they were not impaired. In addition, during this analysis we concluded that the estimated fair values of all of our reporting units substantially exceeded their carrying values.
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

Tables of Contents

Accounting for Share-Based Compensation Plans
At July 31, 2017, there was $802 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all equity compensation plans which we will amortize to expense in the future. We expect to recognize that cost over a weighted average vesting period of 2.4 years.
In the first quarter of fiscal 2017, we elected to early adopt ASU 2016-09, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” As part of this new standard, we have elected to account for forfeitures as they occur, rather than estimate expected forfeitures over the course of a vesting period. See Note 1 to the financial statements in Item 8 of this Annual Report for more information.
We use a lattice binomial model and the assumptions described in Note 10 to the financial statements in Item 8 of this Annual Report to estimate the fair value of stock options granted. We estimate the expected term of options granted based on implied exercise patterns using a binomial model. We estimate the volatility of our common stock at the date of grant based on the implied volatility of publicly traded one-year and two-year options on our common stock. Our decision to use implied volatility is based upon the availability of actively traded options on our common stock and our assessment that implied volatility is more representative of future stock price trends than historical volatility. We base the risk-free interest rate that we use in our option valuation model on the implied yield in effect at the time of option grant on constant maturity U.S. Treasury issues with equivalent remaining terms. We use an annualized expected dividend yield in our option valuation model. We adjust share-based compensation expense for actual forfeitures as they occur. Prior to our adoption of ASU 2016-09 in the first quarter of fiscal 2017, we estimated forfeitures at the time of grant and revised those estimates in subsequent periods if actual forfeitures differed from those estimates. We amortize the fair value of options on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods. We may elect to use different assumptions under our option valuation model in the future, which could materially affect our net income or loss and net income or loss per share.
Restricted stock units (RSUs) granted typically vest based on continued service. We value these time-based RSUs at the date of grant using the intrinsic value method. We amortize the fair value of time-based RSUs on a straight-line basis over the service period. Certain RSUs granted to senior management vest based on the achievement of pre-established performance or market goals. We estimate the fair value of performance-based RSUs at the date of grant using the intrinsic value method and the probability that the specified performance criteria will be met. Each quarter we update our assessment of the probability that the specified performance criteria will be achieved and adjust our estimate of the fair value of the performance-based RSUs if necessary. We amortize the fair values of performance-based RSUs over the requisite service period for each separately vesting tranche of the award. We estimate the fair value of market-based RSUs at the date of grant using a Monte Carlo valuation methodology and amortize those fair values over the requisite service period for each separately vesting tranche of the award. The Monte Carlo methodology that we use to estimate the fair value of market-based RSUs at the date of grant incorporates into the valuation the possibility that the market condition may not be satisfied. Provided that the requisite service is rendered, the total fair value of the market-based RSUs at the date of grant must be recognized as compensation expense even if the market condition is not achieved. However, the number of shares that ultimately vest can vary significantly with the performance of the specified market criteria. All of the RSUs we grant have dividend rights that are subject to the same vesting requirements as the underlying equity awards, so we do not adjust the intrinsic (market) value of our RSUs for dividends. See Note 10 to the financial statements in Item 8 of this Annual Report for more information.
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

Tables of Contents

At July 31, 2017, we had net deferred tax assets of $125 million which included a valuation allowance of $64 million for loss and tax credit carryforwards related to state tax credits, foreign losses, and state operating and capital losses. We recorded the valuation allowance to reflect uncertainties about whether we will be able to utilize some of our deferred tax assets before they expire. While we believe our current valuation allowance is sufficient, we could in the future be required to increase the valuation allowance to take into account additional deferred tax assets that we may be unable to realize. We assess the need for an adjustment to the valuation allowance on a quarterly basis. The assessment is based on our estimates of future sources of taxable income for the jurisdictions in which we operate and the periods over which our deferred tax assets will be realizable. See Note 9 to the financial statements in Item 8 of this Annual Report for more information.
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

Tables of Contents

RESULTS OF OPERATIONS

Financial Overview

(Dollars in millions, except per share amounts)	Fiscal 2017	Fiscal 2016	Fiscal 2015	2017-2016 % Change	2016-2015 % Change
Total net revenue	$5,177	$4,694	$4,192	10%	12%
Operating income from continuing operations	1,395	1,242	738	12%	68%
Net income from continuing operations	971	806	413	20%	95%
Diluted net income per share from continuing operations	$3.72	$3.04	$1.45	22%	110%
Fiscal 2017 Compared with Fiscal 2016
Total net revenue increased $483 million or 10% in fiscal 2017 compared with fiscal 2016. Revenue in our Small Business segment increased 13% due to 30% growth in Small Business Online Ecosystem revenue and the impact of the changes to our QuickBooks Desktop software products. Starting with the release of QuickBooks 2015 in the first quarter of fiscal 2015, and for all subsequent versions, we began delivering ongoing enhancements and certain connected services for our QuickBooks Desktop software products. We plan to continue to provide ongoing enhancements and certain connected services for all future versions of these offerings. As a result of these changes, we recognize revenue for these QuickBooks Desktop software products as services are provided over approximately three years. Revenue in our Consumer Tax segment increased 9% due to 2% growth in TurboTax federal units and a shift in mix to the higher end of our product lineup. Revenue in our ProConnect segment increased 2% to $437 million in fiscal 2017. See “Segment Results” later in this Item 7 for more information.
Operating income from continuing operations increased 12% in fiscal 2017 compared with fiscal 2016 due to the increase in revenue described above. Higher revenue was partially offset by higher costs and expenses. Total operating expenses increased about $152 million for staffing, about $85 million for advertising and other marketing programs, and about $48 million for share-based compensation. See “Operating Expenses” later in this Item 7 for more information.
Net income from continuing operations increased 20% in fiscal 2017 compared with fiscal 2016 due to the increase in operating income and a lower effective tax rate in the fiscal 2017 period. See “Non-Operating Income and Expenses – Income Taxes” later in this Item 7 for more information. Diluted net income per share from continuing operations for fiscal 2017 increased 22% to $3.72 as a result of the increase in net income and the decline in weighted average diluted common shares compared with fiscal 2016.

Fiscal 2016 Compared with Fiscal 2015
Total net revenue increased $502 million or 12% in fiscal 2016 compared with fiscal 2015. Total net revenue results were affected by the fiscal 2015 changes we made to our desktop software offerings described in “Executive Overview – Overview of Financial Results” earlier in this Item 7. Revenue in our Small Business segment increased 9% due to 25% growth in Small Business Online Ecosystem revenue and the impact of the changes to our QuickBooks Desktop software products. The fiscal 2015 changes to our desktop software offerings also affected our ProConnect segment, whose revenue increased 51% to $428 million in fiscal 2016. Revenue in our Consumer Tax segment increased 10% due to 12% growth in U.S. federal TurboTax units. See “Segment Results” later in this Item 7 for more information.
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

Tables of Contents

Segment Results
The information below is organized in accordance with our three reportable segments. All of our segments operate primarily in the United States and sell primarily to customers in the United States. International total net revenue was less than 5% of consolidated total net revenue for all periods presented.
Segment operating income is segment net revenue less segment cost of revenue and operating expenses. Segment expenses do not include certain costs, such as corporate selling and marketing, product development, and general and administrative expenses and share-based compensation expenses, which are not allocated to specific segments. These unallocated costs totaled $1.32 billion in fiscal 2017, $1.18 billion in fiscal 2016, and $1.02 billion in fiscal 2015. Unallocated costs increased in fiscal 2017 compared with fiscal 2016 and in fiscal 2016 compared with fiscal 2015 due to increases in corporate product development and selling and marketing expenses in support of the growth of our businesses and to higher share-based compensation expenses. Segment expenses also do not include amortization of acquired technology, amortization of other acquired intangible assets, and goodwill and intangible asset impairment charges. See Note 13 to the financial statements in Item 8 of this Annual Report for reconciliations of total segment operating income to consolidated operating income from continuing operations for each fiscal year presented.
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
Small Business segment service and other revenue is derived primarily from our QuickBooks Online and QuickBooks Self-Employed financial and business management offerings; QuickBooks Desktop Pro Plus, QuickBooks Desktop Premier Plus, and QuickBooks Enterprise with Hosting, our subscription offerings; QuickBooks Enterprise term licenses and QuickBooks technical support plans; small business payroll services, including QuickBooks Online Payroll, Intuit Online Payroll, QuickBooks Assisted Payroll, and Intuit Full Service Payroll; and payment processing services for small businesses.

(Dollars in millions)	Fiscal 2017	Fiscal 2016	Fiscal 2015	2017-2016 % Change	2016-2015 % Change
Product revenue	$789	$709	$709
Service and other revenue	1,808	1,584	1,399
Total segment revenue	$2,597	$2,293	$2,108	13%	9%
% of total revenue	50%	49%	50%

Segment operating income	$1,075	$894	$709	20%	26%
% of related revenue	41%	39%	34%
Fiscal 2017 Compared with Fiscal 2016
Small Business Online Ecosystem
Small Business Online Ecosystem revenue of $853 million increased 30% in fiscal 2017 compared with fiscal 2016. The increase was driven by customer acquisition. At July 31, 2017 QuickBooks Online subscribers were up 58% compared with the same point in time a year ago. Online payroll customers were up 14%, and active online payments customers were up 17%. Online payments charge volume increased 19% in fiscal 2017 compared with fiscal 2016.
Small Business Desktop Ecosystem
Small Business Desktop Ecosystem revenue of $1.7 billion increased 8% in fiscal 2017 compared with fiscal 2016. In fiscal 2017, QuickBooks Desktop, Enterprise, and Desktop Subscriptions revenue increased 32% due to the impact of changes to our QuickBooks Desktop software products described in “Financial Overview” above, and to QuickBooks Enterprise customer growth and price increases. QuickBooks Desktop units declined 8%. Desktop payments revenue decreased 10%, as we continued to focus resources on core offerings for QuickBooks merchants and deemphasized certain non-QuickBooks payments offerings.
Small Business segment total operating income as a percentage of related revenue increased in fiscal 2017 compared with fiscal 2016. This increase was due to the higher revenue described above partially offset by higher expenses for staffing, advertising and other marketing programs, and outside services.
Fiscal 2016 Compared with Fiscal 2015
Small Business Online Ecosystem
Small Business Online Ecosystem revenue of $657 million increased 25% in fiscal 2016 compared with fiscal 2015. The increase was driven by customer acquisition. At July 31, 2016 QuickBooks Online subscribers were up 41% compared with the same

Tables of Contents

point in time a year ago. Online payroll customers were up 17%, and active online payments customers were up 6%. Online payments charge volume increased 15% in fiscal 2017 compared with fiscal 2016.
Small Business Desktop Ecosystem
Small Business Desktop Ecosystem revenue of $1.6 billion increased 4% in fiscal 2016 compared with fiscal 2015. In fiscal 2016, QuickBooks Desktop revenue increased due to 8% unit growth and the impact of the fiscal 2015 changes we made to our QuickBooks Desktop offerings. QuickBooks Enterprise revenue grew of 27%. Desktop payments revenue decreased 10%, as we continued to focus resources on core offerings for QuickBooks merchants and deemphasized certain non-QuickBooks payments offerings.
Small Business segment operating income as a percentage of related revenue increased in fiscal 2016 compared with fiscal 2015. The increase was due to the higher revenue described above and relatively stable spending during fiscal 2016.

Tables of Contents

Consumer Tax

Consumer Tax segment product revenue is derived primarily from TurboTax desktop tax return preparation software.
Consumer Tax segment service and other revenue is derived primarily from TurboTax Online tax return preparation services and electronic tax filing services.

(Dollars in millions)	Fiscal 2017	Fiscal 2016	Fiscal 2015	2017-2016 % Change	2016-2015 % Change
Product revenue	$225	$226	$212
Service and other revenue	1,918	1,747	1,588
Total segment revenue	$2,143	$1,973	$1,800	9%	10%
% of total revenue	42%	42%	43%

Segment operating income	$1,392	$1,289	$1,134	8%	14%
% of related revenue	65%	65%	63%
Fiscal 2017 Compared with Fiscal 2016
Revenue for our Consumer Tax segment increased $170 million or 9% in fiscal 2017 compared with fiscal 2016 due to 2% growth in TurboTax federal units and a shift in mix to the higher end of our product lineup.
Consumer Tax segment operating income as a percentage of related revenue was flat in fiscal 2017 compared with fiscal 2016. Higher revenue was partially offset by higher expenses for advertising and other marketing programs and staffing.
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

Tables of Contents

ProConnect

ProConnect segment product revenue is derived primarily from Lacerte, ProSeries, and ProFile desktop tax preparation software products.
ProConnect segment service and other revenue is derived primarily from ProConnect Tax Online tax return preparation, bank products, and related services that complement the tax return preparation process.

(Dollars in millions)	Fiscal 2017	Fiscal 2016	Fiscal 2015	2017-2016 % Change	2016-2015 % Change
Product revenue	$362	$354	$225
Service and other revenue	75	74	59
Total segment revenue	$437	$428	$284	2%	51%
% of total revenue	8%	9%	7%

Segment operating income	$263	$268	$109	(2%)	148%
% of related revenue	60%	63%	38%
This segment targets professional accountants in the U.S. and Canada, who are essential to both small business success and tax preparation and filing.
Fiscal 2017 Compared with Fiscal 2016
ProConnect segment total net revenue increased $9 million or 2% in fiscal 2017 compared with fiscal 2016. During fiscal 2017 we made a strategic decision to focus less on price increases and more on customer retention by delivering awesome products and a valuable end to end experience. This resulted in slower ProConnect revenue growth in fiscal 2017 than we have experienced historically.
ProConnect segment operating income as a percentage of related revenue decreased in fiscal 2017 compared with fiscal 2016. Higher revenue was more than offset by higher staffing expenses.
Fiscal 2016 Compared with Fiscal 2015
ProConnect segment total net revenue increased $144 million or 51% in fiscal 2016 compared with fiscal 2015 due to the impact of the fiscal 2015 changes we made to our desktop software offerings. ProConnect customers grew about 1% in fiscal 2016 compared with fiscal 2015.
ProConnect segment operating income as a percentage of related revenue increased in fiscal 2016 compared with fiscal 2015 due to the revenue increase described above and relatively stable spending during fiscal 2016.

Tables of Contents

Cost of Revenue

(Dollars in millions)	Fiscal 2017	% of Related Revenue	Fiscal 2016	% of Related Revenue	Fiscal 2015	% of Related Revenue
Cost of product revenue	$120	9%	$131	10%	$139	12%
Cost of service and other revenue	677	18%	599	18%	556	18%
Amortization of acquired technology	12	n/a	22	n/a	30	n/a
Total cost of revenue	$809	16%	$752	16%	$725	17%
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
Cost of product revenue as a percentage of product revenue decreased slightly in fiscal 2017 compared with fiscal 2016 due to the fiscal 2015 changes we made to our QuickBooks and ProConnect desktop software products and a decrease in the number of desktop units shipped. Cost of product revenue decreased in fiscal 2016 compared with fiscal 2015 due to the fiscal 2015 changes we made to our QuickBooks and ProConnect desktop software products. We expense costs of product revenue as they are incurred for delivered software and we do not defer any of these costs when product revenue is deferred.

Operating Expenses

(Dollars in millions)	Fiscal 2017	% of Total Net Revenue	Fiscal 2016	% of Total Net Revenue	Fiscal 2015	% of Total Net Revenue
Selling and marketing	$1,420	27%	$1,289	28%	$1,288	31%
Research and development	998	19%	881	19%	798	19%
General and administrative	553	11%	518	11%	483	11%
Amortization of other acquired intangible assets	2	—%	12	—%	12	—%
Goodwill and intangible asset impairment charges	—	—%	—	—%	148	4%
Total operating expenses	$2,973	57%	$2,700	58%	$2,729	65%
Fiscal 2017 Compared with Fiscal 2016
Total operating expenses as a percentage of total net revenue decreased slightly in fiscal 2017 compared to fiscal 2016. Total net revenue increased $483 million or 10% and total operating expenses increased $273 million. The increase in operating expenses was primarily driven by $152 million for higher staffing expenses due to higher headcount, $85 million for advertising and other marketing programs, and $48 million for share-based compensation expenses. Share-based compensation expenses have been increasing over time because the total fair value of our share-based awards has generally been increasing.
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

Tables of Contents

Non-Operating Income and Expenses
Interest Expense
Interest expense of $31 million in fiscal 2017 consisted primarily of interest on our senior notes, unsecured term loan, and unsecured revolving credit facility. Interest expense of $35 million in fiscal 2016 consisted primarily of interest on our senior notes, unsecured term loan, and unsecured revolving credit facilities. Interest expense of $27 million in fiscal 2015 consisted primarily of interest on our senior notes. See Note 7 and Note 8 to the financial statements in Item 8 of this Annual Report for more information.
Interest and Other Income (Expense), Net

(In millions)	Fiscal 2017	Fiscal 2016	Fiscal 2015
Interest income (1)	$8	$3	$8
Net gain (loss) on executive deferred compensation plan assets (2)	7	—	3
Other	(12)	(7)	(10)
Total interest and other income (expense), net	$3	$(4)	$1
(1) Interest income in fiscal 2017 was higher compared with fiscal 2016 due to higher average interest rates and higher average invested balances. Interest income in fiscal 2016 was lower compared with fiscal 2015 due to lower average interest rates and lower average invested balances.
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
Income Taxes
Effective Tax Rate
Our effective tax rates for fiscal 2017, fiscal 2016, and fiscal 2015 were approximately 29%, 33%, and 42%. Excluding the tax effect related to share-based compensation tax benefits resulting from the adoption of ASU 2016-09, our effective tax rate for fiscal 2017 was approximately 34%. Excluding the tax effect related to the goodwill impairment charge, our effective tax rate for fiscal 2015 was approximately 36%. The differences between these effective tax rates and the federal statutory rate of 35% were not significant. See Note 9 to the financial statements in Item 8 of this Annual Report for more information about our effective tax rates.
Net Deferred Tax Assets
At July 31, 2017, we had net deferred tax assets of $125 million which included a valuation allowance of $64 million for loss and tax credit carryforwards related to state tax credits, foreign losses, and state operating and capital losses. We recorded the valuation allowance to reflect uncertainties about whether we will be able to utilize some of our deferred tax assets before they expire. While we believe our current valuation allowance is sufficient, we could in the future be required to increase the valuation allowance to take into account additional deferred tax assets that we may be unable to realize. We assess the need for an adjustment to the valuation allowance on a quarterly basis. The assessment is based on our estimates of future sources of taxable income for the jurisdictions in which we operate and the periods over which our deferred tax assets will be realizable. See “Critical Accounting Policies and Estimates” earlier in this Item 7 and Note 9 to the financial statements in Item 8 of this Annual Report for more information.
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

Tables of Contents

LIQUIDITY AND CAPITAL RESOURCES

Overview
At July 31, 2017, our cash, cash equivalents and investments totaled $777 million, a decrease of $303 million from July 31, 2016 due to the factors described in “Statements of Cash Flows” below. Our primary sources of liquidity have been cash from operations, which entails the collection of accounts receivable for products and services, and borrowings under our credit facilities. Our primary uses of cash have been for research and development programs, selling and marketing activities, capital projects, acquisitions of businesses, debt service costs and debt repayment, repurchases of our common stock under our stock repurchase programs, and the payment of cash dividends. As discussed in “Executive Overview – Industry Trends and Seasonality” earlier in this Item 7, our business is subject to significant seasonality. The balance of our cash, cash equivalents and investments generally fluctuates with that seasonal pattern. We believe the seasonality of our business is likely to continue in the future.
The following table summarizes selected measures of our liquidity and capital resources at the dates indicated:

(Dollars in millions)	July 31, 2017	July 31, 2016	$ Change	% Change
Cash, cash equivalents and investments	$777	$1,080	$(303)	(28)%
Long-term investments	31	28	3	11%
Short-term debt	50	512	(462)	(90)%
Long-term debt	438	488	(50)	(10)%
Working capital (deficit)	(529)	(637)	108	(17)%
Ratio of current assets to current liabilities	0.7 : 1	0.7 : 1
We have historically generated significant cash from operations and we expect to continue to do so during fiscal 2018. Our cash, cash equivalents, and investments totaled $777 million at July 31, 2017, none of those funds were restricted, and approximately 68% of those funds were located in the U.S. Our unsecured revolving credit facility is available to us for general corporate purposes, including future acquisitions and share repurchases. At July 31, 2017, no amounts were outstanding under the revolving credit facility. See Note 7 to the financial statements in Item 8 of this Annual Report for more information. In August 2017, we borrowed $285 million under the revolving credit facility for general corporate purposes and share repurchases, as our cash balance in the first fiscal quarter is seasonally low.
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

Statements of Cash Flows
The following table summarizes selected items from our statements of cash flows for fiscal 2017, fiscal 2016, and fiscal 2015. See the financial statements in Item 8 of this Annual Report for complete statements of cash flows for those periods.

	Fiscal	Fiscal	Fiscal
(Dollars in millions)	2017	2016	2015
Net cash provided by (used in):
Operating activities	$1,599	$1,460	$1,589
Investing activities	(85)	371	(182)
Financing activities	(1,632)	(1,999)	(1,422)
Effect of exchange rates on cash and cash equivalents	9	(2)	(26)
Net decrease in cash and cash equivalents	$(109)	$(170)	$(41)
During fiscal 2017 we generated $1.6 billion in cash from operations. We also received $190 million in cash from net sales of investments, $150 million from borrowings under our revolving credit facility, and $73 million from the issuance of common

Tables of Contents

stock under employee stock plans. During the same period we used $662 million in cash for the repayment of debt and amounts outstanding under our revolving credit facility, $839 million for the repurchase of shares of our common stock under our stock repurchase programs, $353 million for the payment of cash dividends, and $230 million for capital expenditures.
During fiscal 2016 we generated $1.5 billion in cash from operations. We also received $500 million in proceeds from our term loan, $463 million from the sales of our Demandforce, QuickBase, and Quicken businesses, $418 million from net sales of investments, and $89 million in cash from the issuance of common stock under employee stock plans. During the same period we used $2.3 billion in cash for the repurchase of shares of our common stock under our stock repurchase programs, $318 million for the payment of cash dividends, and $522 million for capital expenditures, including the purchase of certain previously leased facilities.
During fiscal 2015 we generated $1.6 billion in cash from operations. We also received $107 million in cash from the issuance of common stock under employee stock plans and $156 million from net sales of investments. During the same period we used $1.2 billion in cash for the repurchase of shares of our common stock under our stock repurchase programs, $283 million for the payment of cash dividends, and $261 million for capital expenditures.

Stock Repurchase Programs and Dividends on Common Stock
As described in Note 10 to the financial statements in Item 8 of this Annual Report, during fiscal 2017, fiscal 2016, and fiscal 2015 we continued to repurchase shares of our common stock under a series of repurchase programs that our Board of Directors has authorized. At July 31, 2017, we had authorization from our Board of Directors to expend up to an additional $1.5 billion for stock repurchases.
During fiscal 2017, fiscal 2016, and fiscal 2015 we also continued to pay quarterly cash dividends on shares of our outstanding common stock. In August 2017 our Board of Directors declared a quarterly cash dividend of $0.39 per share of outstanding common stock payable on October 18, 2017 to stockholders of records at the close of business on October 10, 2017. We currently expect to continue paying comparable cash dividends on a quarterly basis; however, future declarations of dividends and the establishment of future record dates and payment dates are subject to the final determination of our Board of Directors.

Credit Facilities
On February 1, 2016 we entered into a master credit agreement with certain institutional lenders for a five-year credit facility in an aggregate principal amount of $1.5 billion. The master credit agreement includes a $500 million unsecured term loan and a $1 billion unsecured revolving credit facility that will expire on February 1, 2021. Under the master credit agreement we may, subject to certain customary conditions, on one or more occasions increase commitments under the revolving credit facility in an amount not to exceed $250 million in the aggregate and may extend the maturity date up to two times. Advances under the revolving credit facility accrue interest at rates that are equal to, at our election, either Bank of America's alternate base rate plus a margin that ranges from 0.0% to 0.5% or the London Interbank Offered Rate (LIBOR) plus a margin that ranges from 0.9% to 1.5%. Actual margins under either election will be based on our senior debt credit ratings. At July 31, 2017, no amounts were outstanding under the revolving credit facility. We monitor counterparty risk associated with the institutional lenders that are providing the credit facility. We currently believe that the credit facility will be available to us should we choose to borrow under it.
Under the master credit agreement, we borrowed $500 million in the form of an unsecured term loan on February 1, 2016. We may, subject to certain customary conditions, on one or more occasions increase commitments under the term loan in an amount not to exceed $500 million in the aggregate. The term loan accrues interest at rates that are equal to, at our election, either Bank of America's alternate base rate plus a margin that ranges from 0.125% to 0.875% or LIBOR plus a margin that ranges from 1.125% to 1.875%. Actual margins under either election will be based on our senior debt credit ratings. The term loan is subject to quarterly principal payments of 2.5% of the loan amount which began in July 2017, with the balance payable on February 1, 2021. At July 31, 2017, $488 million was outstanding under the term loan.
The master credit agreement includes customary affirmative and negative covenants, including financial covenants that require us to maintain a ratio of total debt to annual earnings before interest, taxes, depreciation and amortization (EBITDA) of not greater than 3.25 to 1.00 as of any date and a ratio of annual EBITDA to annual interest expense of not less than 3.00 to 1.00 as of the last day of each fiscal quarter. We remained in compliance with these covenants at all times during the quarter ended July 31, 2017.

Tables of Contents

Cash Held by Foreign Subsidiaries
Our cash, cash equivalents and investments totaled $777 million at July 31, 2017. Of this amount, approximately 32% was held by our foreign subsidiaries and subject to repatriation tax considerations. These foreign funds were located primarily in Canada and India. We intend to permanently reinvest a significant portion of our earnings from foreign operations, and we currently do not anticipate that we will need funds generated from foreign operations to fund our domestic operations. In the event that funds from foreign operations are needed to fund operations in the United States, if U.S. taxes have not been previously provided on the related earnings we would provide for and pay additional U.S. taxes at the time we change our intention with regard to the reinvestment of those earnings.

OFF-BALANCE SHEET ARRANGEMENTS
At July 31, 2017, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

CONTRACTUAL OBLIGATIONS
The following table summarizes our known contractual obligations to make future payments at July 31, 2017:

	Payments Due by Period
	Less than	1-3	3-5	More than
(In millions)	1 year	years	years	5 years	Total
Amounts due under executive deferred compensation plan	$83	$—	$—	$—	$83
Unsecured term loan	50	100	338	—	488
Interest and fees due on debt	10	19	4	—	33
License fee payable (1)	10	10	—	—	20
Operating leases (2)	61	100	93	130	384
Purchase obligations (3)	63	66	19	—	148
Total contractual obligations (4)	$277	$295	$454	$130	$1,156
_____________________

(1)
In May 2009 we entered into an agreement to license certain technology for $20 million in cash and $100 million payable over ten fiscal years. See Note 8 to the financial statements in Item 8 of this Annual Report for more information.

(2)
Includes operating leases for facilities and equipment. Amounts do not include $87 million of future sublease income. We had no significant capital leases at July 31, 2017. See Note 8 to the financial statements in Item 8 of this Annual Report for more information.

(3)
Represents agreements to purchase products and services that are enforceable, legally binding and specify terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the payments.

(4)
Other long-term obligations on our balance sheet at July 31, 2017 included long-term income tax liabilities of $53 million which related primarily to unrecognized tax benefits. We have not included this amount in the table above because we cannot make a reasonably reliable estimate regarding the timing of settlements with taxing authorities, if any.

RECENT ACCOUNTING PRONOUNCEMENTS
For a description of recent accounting pronouncements and the potential impact of these pronouncements on our consolidated financial statements, see Note 1 to the financial statements in Item 8 of this Annual Report.

Tables of Contents

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
Our cash equivalents and investments are subject to market risk due to changes in interest rates. Interest rate movements affect the interest income we earn on cash equivalents and investments and the value of those investments. At July 31, 2017, our cash equivalents and investments totaled $644 million and had a weighted average pre-tax yield of 1.47%. Total interest income for fiscal 2017 was $8 million. If the Federal Reserve Target Rate had increased by 25 basis points from the level of July 31, 2017, the value of our investments at that date would have decreased by approximately $1 million. If the Federal Reserve Target Rate had increased by 100 basis points from the level of July 31, 2017, the value of our investments at that date would have decreased by approximately $4 million.
We are also exposed to the impact of changes in interest rates as they affect our $1 billion unsecured revolving credit facility and $500 million unsecured term loan. Advances under the revolving credit facility accrue interest at rates that are equal to Bank of America’s alternate base rate plus a margin that ranges from 0.0% to 0.5% or the London InterBank Offered Rate (LIBOR) plus a margin that ranges from 0.9% to 1.5%. The term loan accrues interest at rates that are equal to, at our election, either Bank of America's alternate base rate plus a margin that ranges from 0.125% to 0.875% or LIBOR plus a margin that ranges from 1.125% to 1.875%. Actual margins under all of these elections are based on our senior debt credit ratings. Consequently, our interest expense fluctuates with changes in the general level of these interest rates. At July 31, 2017 no amounts were outstanding under the revolving credit facility and $488 million was outstanding under the term loan. See Note 7 and Note 8 to the financial statements in Item 8 of this Annual Report for more information.
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
Since we translate foreign currencies (primarily Canadian dollars, Indian rupees, and British pounds) into U.S. dollars for financial reporting purposes, currency fluctuations can have an impact on our financial results. The historical impact of currency fluctuations on our financial results has generally been immaterial. We believe that our exposure to currency exchange fluctuation risk is not significant primarily because our global subsidiaries invoice customers and satisfy their financial obligations almost exclusively in their local currencies. Although the impact of currency fluctuations on our financial results has generally been immaterial in the past and we believe that for the reasons cited above currency fluctuations will not be significant in the future, the impact of currency fluctuations could be material in the future. As of July 31, 2017, we did not engage in foreign currency hedging activities.

Tables of Contents

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

1.	INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

The following financial statements are filed as part of this Report:

2.	INDEX TO FINANCIAL STATEMENT SCHEDULES

The following financial statement schedule is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements:

Schedule		Page
II	Valuation and Qualifying Accounts	84

All other schedules not listed above have been omitted because they are inapplicable or are not required.

Tables of Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Intuit Inc.

We have audited the accompanying consolidated balance sheets of Intuit Inc. as of July 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended July 31, 2017. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Intuit Inc. at July 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended July 31, 2017, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Intuit Inc.’s internal control over financial reporting as of July 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated September 1, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Jose, California
September 1, 2017

Tables of Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Intuit Inc.

We have audited Intuit Inc.’s internal control over financial reporting as of July 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). Intuit Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Intuit Inc. maintained, in all material respects, effective internal control over financial reporting as of July 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Intuit Inc. as of July 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended July 31, 2017 of Intuit Inc. and our report dated September 1, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Jose, California
September 1, 2017

Tables of Contents

INTUIT INC. CONSOLIDATED STATEMENTS OF OPERATIONS

	Twelve Months Ended July 31,
(In millions, except per share amounts)	2017	2016	2015
Net revenue:
Product	$1,376	$1,289	$1,146
Service and other	3,801	3,405	3,046
Total net revenue	5,177	4,694	4,192
Costs and expenses:
Cost of revenue:
Cost of product revenue	120	131	139
Cost of service and other revenue	677	599	556
Amortization of acquired technology	12	22	30
Selling and marketing	1,420	1,289	1,288
Research and development	998	881	798
General and administrative	553	518	483
Amortization of other acquired intangible assets	2	12	12
Goodwill and intangible asset impairment charges	—	—	148
Total costs and expenses	3,782	3,452	3,454
Operating income from continuing operations	1,395	1,242	738
Interest expense	(31)	(35)	(27)
Interest and other income (expense), net	3	(4)	1
Income from continuing operations before income taxes	1,367	1,203	712
Income tax provision	396	397	299
Net income from continuing operations	971	806	413
Net income (loss) from discontinued operations	—	173	(48)
Net income	$971	$979	$365

Basic net income per share from continuing operations	$3.78	$3.08	$1.47
Basic net income (loss) per share from discontinued operations	—	0.65	(0.17)
Basic net income per share	$3.78	$3.73	$1.30
Shares used in basic per share calculations	257	262	281

Diluted net income per share from continuing operations	$3.72	$3.04	$1.45
Diluted net income (loss) per share from discontinued operations	—	0.65	(0.17)
Diluted net income per share	$3.72	$3.69	$1.28
Shares used in diluted per share calculations	261	265	286

Cash dividends declared per common share	$1.36	$1.20	$1.00

See accompanying notes.

Tables of Contents

INTUIT INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Twelve Months Ended July 31,
(In millions)	2017	2016	2015
Net income	$971	$979	$365
Other comprehensive income (loss), net of income taxes:
Unrealized gain (loss) on available-for-sale debt securities	(1)	1	(1)
Foreign currency translation gain (loss)	11	(3)	(27)
Total other comprehensive income (loss), net	10	(2)	(28)
Comprehensive income	$981	$977	$337

See accompanying notes.

Tables of Contents

INTUIT INC. CONSOLIDATED BALANCE SHEETS

	July 31,
(Dollars in millions, except par value; shares in thousands)	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$529	$638
Investments	248	442
Accounts receivable, net of allowance for doubtful accounts of $46 and $51	103	108
Income taxes receivable	63	20
Prepaid expenses and other current assets	100	102
Current assets before funds held for customers	1,043	1,310
Funds held for customers	372	304
Total current assets	1,415	1,614
Long-term investments	31	28
Property and equipment, net	1,030	1,031
Goodwill	1,295	1,282
Acquired intangible assets, net	22	44
Long-term deferred income taxes	132	139
Other assets	143	112
Total assets	$4,068	$4,250
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$50	$512
Accounts payable	157	184
Accrued compensation and related liabilities	300	289
Deferred revenue	887	801
Other current liabilities	178	161
Current liabilities before customer fund deposits	1,572	1,947
Customer fund deposits	372	304
Total current liabilities	1,944	2,251
Long-term debt	438	488
Long-term deferred revenue	202	204
Other long-term obligations	130	146
Total liabilities	2,714	3,089
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value Authorized - 1,345 shares total; 145 shares designated Series A; 250 shares designated Series B Junior Participating Issued and outstanding - None	—	—
Common stock, $0.01 par value Authorized - 750,000 shares Outstanding - 255,668 shares at July 31, 2017 and 257,853 shares at July 31, 2016	3	3
Additional paid-in capital	4,854	4,442
Treasury stock, at cost	(10,778)	(9,939)
Accumulated other comprehensive loss	(22)	(32)
Retained earnings	7,297	6,687
Total stockholders’ equity	1,354	1,161
Total liabilities and stockholders’ equity	$4,068	$4,250

See accompanying notes.

Tables of Contents

INTUIT INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
(Dollars in millions, shares in thousands)	Shares	Amount
Balance at July 31, 2014	284,950	$3	$3,558	$(6,430)	$(2)	$5,949	$3,078
Comprehensive income	—	—	—	—	(28)	365	337
Issuance of stock under employee stock plans, net of shares withheld for employee taxes	6,565	—	107	—	—	—	107
Stock repurchases under stock repurchase programs	(13,809)	—	—	(1,245)	—	—	(1,245)
Dividends and dividend rights declared ($1.00 per share)	—	—	—	—	—	(287)	(287)
Tax benefit from share-based compensation plans	—	—	85	—	—	—	85
Share-based compensation expense	—	—	257	—	—	—	257
Balance at July 31, 2015	277,706	3	4,007	(7,675)	(30)	6,027	2,332
Comprehensive income	—	—	—	—	(2)	979	977
Issuance of stock under employee stock plans, net of shares withheld for employee taxes	4,963	—	89	—	—	—	89
Stock repurchases under stock repurchase programs	(24,816)	—	—	(2,264)	—	—	(2,264)
Dividends and dividend rights declared ($1.20 per share)	—	—	—	—	—	(319)	(319)
Tax benefit from share-based compensation plans	—	—	59	—	—	—	59
Share-based compensation expense	—	—	287	—	—	—	287
Balance at July 31, 2016	257,853	3	4,442	(9,939)	(32)	6,687	1,161
Comprehensive income	—	—	—	—	10	971	981
Issuance of stock under employee stock plans, net of shares withheld for employee taxes	4,715	—	73	—	—	—	73
Stock repurchases under stock repurchase programs	(6,900)	—	—	(839)	—	—	(839)
Dividends and dividend rights declared ($1.36 per share)	—	—	—	—	—	(357)	(357)
Cumulative effect of change in accounting principle	—	—	6	—	—	(4)	2
Share-based compensation expense	—	—	333	—	—	—	333
Balance at July 31, 2017	255,668	$3	$4,854	$(10,778)	$(22)	$7,297	$1,354

See accompanying notes.

Tables of Contents

INTUIT INC. CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twelve Months Ended July 31,
(In millions)	2017	2016	2015
Cash flows from operating activities:
Net income	$971	$979	$365
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	214	195	157
Amortization of acquired intangible assets	22	43	74
Goodwill and intangible asset impairment charges	—	—	297
Share-based compensation expense	326	281	257
Pre-tax gain on sale of discontinued operations (1)	—	(354)	—
Deferred income taxes	8	70	(100)
Tax benefit from share-based compensation plans	—	59	85
Other	13	17	4
Total adjustments	583	311	774
Changes in operating assets and liabilities:
Accounts receivable	5	(20)	24
Income taxes receivable	(44)	64	(49)
Prepaid expenses and other assets	(9)	(10)	22
Accounts payable	—	(23)	35
Accrued compensation and related liabilities	10	(11)	24
Deferred revenue	83	192	398
Other liabilities	—	(22)	(4)
Total changes in operating assets and liabilities	45	170	450
Net cash provided by operating activities	1,599	1,460	1,589
Cash flows from investing activities:
Purchases of corporate and customer fund investments	(352)	(934)	(939)
Sales of corporate and customer fund investments	359	1,165	620
Maturities of corporate and customer fund investments	183	187	475
Net change in cash and cash equivalents held to satisfy customer fund obligations	(68)	58	(49)
Net change in customer fund deposits	68	(33)	49
Purchases of property and equipment	(102)	(416)	(142)
Capitalization of internal use software	(128)	(106)	(119)
Acquisitions of businesses, net of cash acquired	—	—	(95)
Proceeds from divestiture of businesses	—	463	—
Other	(45)	(13)	18
Net cash provided by (used in) investing activities	(85)	371	(182)
Cash flows from financing activities:
Proceeds from borrowings under revolving credit facilities	150	995	—
Repayments on borrowings under revolving credit facilities	(150)	(995)	—
Proceeds from long-term debt	—	500	—
Repayment of debt	(512)	—	—
Proceeds from issuance of stock under employee stock plans	226	197	220
Payments for employee taxes withheld upon vesting of restricted stock units	(153)	(108)	(113)
Cash paid for purchases of treasury stock	(839)	(2,264)	(1,245)

Tables of Contents

INTUIT INC. CONSOLIDATED STATEMENTS OF CASH FLOWS

Dividends and dividend rights paid	(353)	(318)	(283)
Other	(1)	(6)	(1)
Net cash used in financing activities	(1,632)	(1,999)	(1,422)
Effect of exchange rates on cash and cash equivalents	9	(2)	(26)
Net decrease in cash and cash equivalents	(109)	(170)	(41)
Cash and cash equivalents at beginning of period	638	808	849
Cash and cash equivalents at end of period	$529	$638	$808

Supplemental disclosure of cash flow information:
Interest paid	$42	$37	$32
Income taxes paid	$430	$389	$222
_________________________

(1)
Because the cash flows of our discontinued operations were not material for any period presented, we have not segregated the cash flows of those businesses on these statements of cash flows. We have presented the effect of the pre-tax gains on the disposals on these statements of cash flows. See Note 6, “Discontinued Operations,” for more information.

During the first quarter of fiscal 2017, we elected to early adopt ASU 2016-09, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” See Note 1, “Description of Business and Summary of Significant Accounting Policies - Accounting Standards Recently Adopted,” for more information.

See accompanying notes.

Tables of Contents

INTUIT INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Summary of Significant Accounting Policies

Description of Business
Intuit helps consumers, small businesses, and the self-employed prosper by delivering financial management and compliance products and services. We also provide specialized tax products to accounting professionals, who are key partners that help us reach small business customers.
Our flagship brands, QuickBooks and TurboTax, help customers run their small businesses, pay employees and bills, separate business and personal expenses, track their money, and file income taxes. ProSeries and Lacerte are our leading tax preparation offerings for professional accountants. Incorporated in 1984 and headquartered in Mountain View, California, we sell our products and services primarily in the United States.

Basis of Presentation
These consolidated financial statements include the financial statements of Intuit and its wholly owned subsidiaries. We have eliminated all significant intercompany balances and transactions in consolidation. We have reclassified certain amounts previously reported in our financial statements to conform to the current presentation, including amounts related to discontinued operations and reportable segments. See Note 6, “Discontinued Operations,” and Note 13, “Segment Information,” for more information.
As discussed in Note 6, in fiscal 2016 we sold our Demandforce, QuickBase, and Quicken businesses. We have reclassified our statements of operations for all periods presented to reflect all of these businesses as discontinued operations. Because the cash flows of all of these businesses were not material for any period presented, we have not segregated them on our statements of cash flows. Unless noted otherwise, discussions in these notes pertain to our continuing operations.

Seasonality

Our Consumer Tax offerings have significant seasonal patterns and revenue from those income tax preparation products and services is heavily concentrated in our third fiscal quarter ending April 30.

Use of Estimates
In preparing our consolidated financial statements in accordance with U.S. generally accepted accounting principles (GAAP), we make certain estimates and assumptions that affect the amounts reported in our financial statements and the disclosures made in the accompanying notes. For example, we use estimates in determining the appropriate levels of reserves for product returns, promotional discounts and rebates, the collectibility of accounts receivable, the appropriate levels of various accruals including accruals for litigation contingencies, the amount of our worldwide tax provision, and the realizability of deferred tax assets. We also use estimates in determining the remaining economic lives and fair values of acquired intangible assets, property and equipment, and other long-lived assets. In addition, we use assumptions to estimate the fair value of reporting units and share-based compensation. Despite our intention to establish accurate estimates and use reasonable assumptions, actual results may differ from our estimates.

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
We reduce product revenue from distributors and retailers for estimated returns that are based on historical returns experience and other factors, such as the volume and price mix of products in the retail channel, return rates for prior releases of the product, trends in retailer inventory, and economic trends that might impact customer demand for our products (including the competitive environment and the timing of new releases of our product). We also reduce product revenue for the estimated redemption of promotional discounts and rebates on certain current product sales. Our estimated reserves for distributor and retailer sales incentive rebates are based on distributors’ and retailers’ actual performance against the terms and conditions of rebate programs.
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

Tables of Contents

we have an enforceable claim to receive the amount due in the event that we do not deliver the undelivered products or services.
Multiple Element Arrangements That Contain Non-Software Elements
For multiple element arrangements that contain non-software elements such as hosted services or credit card readers for mobile phones, we: (1) determine whether and when each element has been delivered; (2) determine the fair value of each element using the selling price hierarchy of VSOE if available, third-party evidence (TPE) if VSOE is not available, and estimated selling price (ESP) if neither VSOE nor TPE is available; and (3) allocate the total price among the various elements using the relative selling price method. Once we have allocated the total price among the various elements, we recognize revenue when the revenue recognition criteria described above are met for each element.
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

Tables of Contents

Advertising
We expense all advertising costs as we incur them to selling and marketing expense in our statements of operations. We recorded advertising expense of approximately $480 million for the twelve months ended July 31, 2017, $394 million for the twelve months ended July 31, 2016, and $372 million for the twelve months ended July 31, 2015.

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

Tables of Contents

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
We include stock options with combined exercise prices and unrecognized compensation expense that are less than the average market price for our common stock, and RSUs with unrecognized compensation expense that is less than the average market price for our common stock, in the calculation of diluted net income per share. We exclude stock options with combined exercise prices and unrecognized compensation expense that are greater than the average market price for our common stock, and RSUs with unrecognized compensation expense that is greater than the average market price for our common stock, from the calculation of diluted net income per share because their effect is anti-dilutive. Under the treasury stock method, the amount that must be paid to exercise stock options and the amount of compensation expense for future service that we have not yet recognized for stock options and RSUs are assumed to be used to repurchase shares. Prior to our adoption of ASU 2016-09 in the first quarter of fiscal 2017, we included tax benefits in assessing whether equity awards were dilutive and in our calculations of weighted average dilutive shares under the treasury stock method.
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

Tables of Contents

The following table presents the composition of shares used in the computation of basic and diluted net income per share for the periods indicated.

	Twelve Months Ended July 31,
(In millions, except per share amounts)	2017	2016	2015
Numerator:
Net income from continuing operations	$971	$806	$413
Net income (loss) from discontinued operations	—	173	(48)
Net income	$971	$979	$365
Denominator:
Shares used in basic per share amounts:
Weighted average common shares outstanding	257	262	281
Shares used in diluted per share amounts:
Weighted average common shares outstanding	257	262	281
Dilutive common equivalent shares from stock options and restricted stock awards	4	3	5
Dilutive weighted average common shares outstanding	261	265	286

Basic and diluted net income per share:
Basic net income per share from continuing operations	$3.78	$3.08	$1.47
Basic net income (loss) per share from discontinued operations	—	0.65	(0.17)
Basic net income per share	$3.78	$3.73	$1.30
Diluted net income per share from continuing operations	$3.72	$3.04	$1.45
Diluted net income (loss) per share from discontinued operations	—	0.65	(0.17)
Diluted net income per share	$3.72	$3.69	$1.28

Weighted average stock options and restricted stock units excluded from calculation due to anti-dilutive effect	3	2	2

Cash Equivalents and Investments
We consider highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. Cash equivalents consist primarily of AAA-rated money market funds and time deposits in all periods presented. Investments consist of available-for-sale investment-grade debt securities that we carry at fair value. Except for direct obligations of the United States government, securities issued by agencies of the United States government, and money market funds, we diversify our investments by limiting our holdings with any individual issuer.
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

Property and Equipment
Property and equipment is stated at the lower of cost or realizable value, net of accumulated depreciation. We calculate depreciation using the straight-line method over the estimated useful lives of the assets, which range from two to 30 years. We amortize leasehold improvements using the straight-line method over the lesser of their estimated useful lives or remaining lease terms. We include the amortization of assets that are recorded under capital leases in depreciation expense. We review property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We did not record any significant property impairment charges during the twelve months ended July 31, 2017, 2016, or 2015.

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

Tables of Contents

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
Restricted stock units (RSUs) granted typically vest based on continued service. We value these time-based RSUs at the date of grant using the intrinsic value method. We amortize the fair value of time-based RSUs on a straight-line basis over the service period. Certain RSUs granted to senior management vest based on the achievement of pre-established performance or market goals. We estimate the fair value of performance-based RSUs at the date of grant using the intrinsic value method and the probability that the specified performance criteria would be met. Each quarter we update our assessment of the probability that the specified performance criteria will be achieved and adjust our estimate of the fair value of the performance-based RSUs if necessary. We amortize the fair values of performance-based RSUs over the requisite service period for each separately vesting tranche of the award. We estimate the fair value of market-based RSUs at the date of grant using a Monte Carlo valuation methodology and amortize those fair values over the requisite service period for each separately vesting tranche of the award. The Monte Carlo methodology that we use to estimate the fair value of market-based RSUs at the date of grant incorporates into the valuation the possibility that the market condition may not be satisfied. Provided that the requisite service is rendered, the total fair value of the market-based RSUs at the date of grant must be recognized as compensation expense even if the market condition is not achieved. However, the number of shares that ultimately vest can vary significantly with the performance of the specified market criteria. All of the RSUs we grant have dividend rights that are subject to the same vesting requirements as the underlying equity awards, so we do not adjust the intrinsic (market) value of our RSUs for dividends.
See Note 10, “Stockholders’ Equity,” for a description of our share-based compensation plans and more information on the assumptions we use to calculate the fair value of share-based compensation.

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
We sell a significant portion of our products through third-party retailers and distributors. As a result, we face risks related to the collectibility of our accounts receivable. To appropriately manage this risk, we perform ongoing evaluations of customer credit and limit the amount of credit extended as we deem appropriate, but generally do not require collateral. We maintain reserves for estimated credit losses and these losses have historically been within our expectations. However, since we cannot

Tables of Contents

predict future changes in the financial stability of our customers, we cannot guarantee that our reserves will continue to be adequate. No customer accounted for 10% or more of total net revenue for the twelve months ended July 31, 2017, 2016 or 2015, nor did any customer account for 10% or more of total accounts receivable at July 31, 2017 or July 31, 2016.
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

Accounting Standards Recently Adopted
Stock Compensation - In March 2016 the FASB issued ASU 2016-09, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” As required by ASU 2016-09, excess tax benefits recognized on stock-based compensation expense are reflected in our condensed consolidated statements of operations as a component of the provision for income taxes on a prospective basis. Excess tax benefits are classified as an operating activity in our condensed consolidated statements of cash flows and we have applied this provision on a retrospective basis. We elected to early adopt this standard in the first quarter of our fiscal year that began August 1, 2016. For the twelve months ended July 31, 2017, we recognized excess tax benefits of $72 million in our provision for income taxes. For the twelve months ended July 31, 2016 and July 31, 2015, net cash provided by operating activities increased by $59 million and $85 million with a corresponding offset to net cash used in financing activities. In addition, we have elected to account for forfeitures as they occur, rather than estimate expected forfeitures over the course of a vesting period. As a result of the adoption of ASU 2016-09, we recognized the net cumulative effect of this change as a $6 million increase to additional paid-in capital, a $2 million increase to deferred tax assets and a $4 million reduction to retained earnings as of August 1, 2016.

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

Tables of Contents

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
We plan to adopt Topic 606 utilizing the full retrospective transition method when it becomes effective for us in the first fiscal quarter beginning August 1, 2018.
We have completed our preliminary assessment of the new standard and are continuing to assess all potential impacts of the standard, primarily related to our Consumer Tax and ProConnect professional tax offerings. We currently believe the most significant changes to the timing and amount of revenue recognition relate to our QuickBooks desktop solutions. Under the current standard, we recognize substantially all of the transaction price for QuickBooks desktop solutions ratably over the period that enhancements and connected services are provided, which is approximately three years. Under the new standard, we will recognize software license revenue for QuickBooks desktop solutions at the time the license is delivered. Due to the upfront recognition of Quickbooks desktop solutions, upon adoption, we will remove deferred revenue from our liabilities through a cumulative adjustment to retained earnings.
We do not expect our annual revenue growth rates to be significantly different under Topic 606, but we do expect the timing of quarterly revenue recognition to be different as a result of these changes.
Accounting for commissions under the new standard will result in the deferral of incremental commission costs for obtaining contracts, which we do not expect to be material.
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

Tables of Contents

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

	At July 31, 2017				At July 31, 2016
(In millions)	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Cash equivalents, primarily money market funds and time deposits	$181	$—	$—	$181	$416	$—	$—	$416
Available-for-sale debt securities:
Municipal bonds	—	63	—	63	—	186	—	186
Municipal auction rate securities	—	—	15	15	—	—	15	15
Corporate notes	—	382	—	382	—	420	—	420
U.S. agency securities	—	3	—	3	—	36	—	36
Total available-for-sale securities	—	448	15	463	—	642	15	657
Total assets measured at fair value on a recurring basis	$181	$448	$15	$644	$416	$642	$15	$1,073
Liabilities:
Senior notes (1)	$—	$—	$—	$—	$—	$515	$—	$515
______________________

(1)	Carrying value on our balance sheet at July 31, 2016 was $500 million. See Note 7, “Current Liabilities – Short-Term Debt” for more information.
The following table summarizes our cash equivalents and available-for-sale debt securities by balance sheet classification and level in the fair value hierarchy at the dates shown:

	At July 31, 2017				At July 31, 2016
(In millions)	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents:
In cash and cash equivalents	$181	$—	$—	$181	$312	$—	$—	$312
In funds held for customers	—	—	—	—	104	—	—	104
Total cash and cash equivalents	$181	$—	$—	$181	$416	$—	$—	$416
Available-for-sale securities:
In investments	$—	$248	$—	$248	$—	$442	$—	$442
In funds held for customers	—	200	—	200	—	200	—	200
In long-term investments	—	—	15	15	—	—	15	15
Total available-for-sale securities	$—	$448	$15	$463	$—	$642	$15	$657

We value our Level 1 assets, consisting primarily of money market funds and time deposits, using quoted prices in active markets for identical instruments. Financial assets whose fair values we measure on a recurring basis using Level 2 inputs consist of municipal bonds, corporate notes and U.S. agency securities. We measure the fair values of these assets with the help of a pricing service that either provides quoted market prices in active markets for identical or similar securities or uses observable inputs for their pricing without applying significant adjustments. Our fair value processes include controls that are designed to ensure that we record appropriate fair values for our Level 2 investments. These controls include comparison to pricing provided by a secondary pricing service or investment manager, validation of pricing sources and models, review of key model inputs, analysis of period-over-period price fluctuations, and independent recalculation of prices where appropriate.
Financial liabilities whose fair values we measured using Level 2 inputs consisted of senior unsecured notes. We repaid those notes during the third quarter of fiscal 2017. See Note 7, “Current Liabilities – Short-Term Debt,” for more information. We measured the fair value of our senior notes based on their trading prices and the interest rates we could obtain for other borrowings with similar terms.

Tables of Contents

Financial assets whose fair values we measure using significant unobservable (Level 3) inputs consist of municipal auction rate securities that are no longer liquid. We estimate the fair values of the auction rate securities using a discounted cash flow model. Using our discounted cash flow model, we determined that the fair values of the municipal auction rate securities we held at July 31, 2017, 2016, and 2015 were approximately equal to their par values and as a result we recorded no decrease in their fair values during the twelve months then ended. We continue to classify them as long-term investments based on the maturities of the underlying securities at that date. We do not intend to sell our municipal auction rate securities. In addition, it is more likely than not that we will not be required to sell them before recovery at par, which may be at maturity.
There were no transfers between Level 1, Level 2, and Level 3 of the fair value hierarchy during the twelve months ended July 31, 2017, 2016 or 2015.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
Assets measured at fair value on a non-recurring basis include reporting units measured at fair value in a goodwill impairment test. Estimates of fair value for reporting units fall under Level 3 of the fair value hierarchy.
During the fourth quarters of fiscal 2017, fiscal 2016, and fiscal 2015 we performed our annual goodwill impairment tests. Using the methodology described in Note 1, we determined that the estimated fair values of all of our reporting units exceeded their carrying values and that they were not impaired.
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

3. Cash and Cash Equivalents, Investments, and Funds Held for Customers
The following table summarizes our cash and cash equivalents, investments and funds held for customers by balance sheet classification at the dates indicated.

	July 31, 2017		July 31, 2016
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Classification on balance sheets:
Cash and cash equivalents	$529	$529	$638	$638
Investments	247	248	441	442
Funds held for customers	372	372	304	304
Long-term investments	31	31	28	28
Total cash and cash equivalents, investments, and funds held for customers	$1,179	$1,180	$1,411	$1,412

Tables of Contents

The following table summarizes our cash and cash equivalents, investments and funds held for customers by investment category at the dates indicated. See Note 2 for more information on our municipal auction rate securities.

	July 31, 2017		July 31, 2016
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Type of issue:
Total cash and cash equivalents	$701	$701	$742	$742
Available-for-sale debt securities:
Municipal bonds	63	63	186	186
Municipal auction rate securities	15	15	15	15
Corporate notes	381	382	419	420
U.S. agency securities	3	3	36	36
Total available-for-sale debt securities	462	463	656	657
Other long-term investments	16	16	13	13
Total cash and cash equivalents, investments, and funds held for customers	$1,179	$1,180	$1,411	$1,412

We include realized gains and losses on our available-for-sale debt securities in interest and other income or expense, net in our statements of operations. Gross realized gains and losses on our available-for-sale debt securities for the twelve months ended July 31, 2017, 2016 and 2015 were not significant.
We accumulate unrealized gains and losses on our available-for-sale debt securities, net of tax, in accumulated other comprehensive income or loss in the stockholders’ equity section of our balance sheets. Gross unrealized gains and losses on our available-for-sale debt securities at July 31, 2017 and July 31, 2016 were not significant.
We periodically review our investment portfolios to determine if any investment is other-than-temporarily impaired due to changes in credit risk or other potential valuation concerns. We believe that the investments that we held at July 31, 2017 were not other-than-temporarily impaired. Unrealized losses on available-for-sale debt securities at July 31, 2017 were not significant and are due to changes in interest rates, including market credit spreads, and not due to increased credit risks associated with specific securities. We do not intend to sell these investments. In addition, it is more likely than not that we will not be required to sell them before recovery at par, which may be at maturity.
The following table summarizes our available-for-sale debt securities classified by the stated maturity date of the security at the dates indicated.

	July 31, 2017		July 31, 2016
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$209	$209	$285	$285
Due within two years	164	164	209	210
Due within three years	59	60	143	143
Due after three years	30	30	19	19
Total available-for-sale debt securities	$462	$463	$656	$657

Tables of Contents

4. Property and Equipment
Property and equipment consisted of the following at the dates indicated:

	Life in	July 31,
(Dollars in millions)	Years	2017	2016
Equipment	3-5	$579	$533
Computer software	3-6	749	619
Furniture and fixtures	5	82	73
Leasehold improvements	2-16	310	296
Land	NA	81	60
Buildings	5-30	547	403
Capital in progress	NA	71	256
		2,419	2,240
Less accumulated depreciation and amortization		(1,389)	(1,209)
Total property and equipment, net		$1,030	$1,031

__________________________
NA = Not Applicable
Capital in progress at July 31, 2017 consisted primarily of costs related to internal use software projects and additional land and buildings that we are in the process of constructing on our headquarters campus in Mountain View, California. The balance of land and buildings in the capital in progress account was $30 million at July 31, 2017.
Capital in progress at July 31, 2016 consisted primarily of costs related to internal use software projects and land and buildings that we were in the process of constructing on our headquarters campus in Mountain View, California. The balance of land and buildings in the capital in progress account was $172 million at July 31, 2016. The land and buildings were placed in service during fiscal 2017.
As discussed in Note 1, “Description of Business and Summary of Significant Accounting Policies – Internal Use Software,” we capitalize costs related to the development of computer software for internal use. We capitalized internal use software costs totaling $128 million for the twelve months ended July 31, 2017; $103 million for the twelve months ended July 31, 2016; and $116 million for the twelve months ended July 31, 2015. These amounts included capitalized labor costs of $99 million, $80 million and $89 million, respectively. Costs related to internal use software projects are included in the capital in progress category of property and equipment until project completion, at which time they are transferred to the computer software category.

5. Goodwill and Acquired Intangible Assets

Goodwill
Changes in the carrying value of goodwill by reportable segment during the twelve months ended July 31, 2017 and July 31, 2016 were as shown in the following table. Our reportable segments are described in Note 13, “Segment Information.”

(In millions)	Balance July 31, 2015	Goodwill Acquired/ Adjusted	Balance July 31, 2016	Goodwill Acquired/ Adjusted	Balance July 31, 2017
Small Business	$1,157	$16	$1,173	$12	$1,185
Consumer Tax	18	—	18	—	18
ProConnect	91	—	91	1	92
Totals	$1,266	$16	$1,282	$13	$1,295

Goodwill is net of accumulated impairment losses of $114 million, which were recorded prior to July 31, 2015 in our Small Business segment. Adjustments in the table above primarily consist of foreign currency translation.

Tables of Contents

Acquired Intangible Assets
The following table shows the cost, accumulated amortization and weighted average life in years for our acquired intangible assets at the dates indicated. The weighted average lives are calculated for assets that are not fully amortized.

(Dollars in millions)	Customer Lists	Purchased Technology	Trade Names and Logos	Covenants Not to Compete or Sue	Total

At July 31, 2017:
Cost	$240	$367	$23	$32	$662
Accumulated amortization	(240)	(346)	(23)	(31)	(640)
Acquired intangible assets, net	$—	$21	$—	$1	$22
Weighted average life in years	NA	6	NA	9	6

At July 31, 2016:
Cost	$241	$369	$23	$32	$665
Accumulated amortization	(240)	(329)	(23)	(29)	(621)
Acquired intangible assets, net	$1	$40	$—	$3	$44
Weighted average life in years	5	6	NA	9	6

The following table shows the expected future amortization expense for our acquired intangible assets at July 31, 2017. Amortization of purchased technology is charged to cost of service and other revenue and to amortization of acquired technology in our statements of operations. Amortization of other acquired intangible assets such as customer lists is charged to amortization of other acquired intangible assets in our statements of operations. If impairment events occur, they could accelerate the timing of acquired intangible asset charges.

(In millions)	Expected Future Amortization Expense

Twelve months ending July 31,
2018	$13
2019	6
2020	3
2021	—
2022	—
Thereafter	—
Total expected future amortization expense	$22

6. Discontinued Operations
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
Net revenue from discontinued operations was $137 million and $236 million for the twelve months ended July 31, 2016 and July 31, 2015. We recorded net income from discontinued operations of $173 million for the twelve months ended July 31, 2016 and a net loss from discontinued operations of $48 million for the twelve months ended July 31, 2015.

Tables of Contents

7. Current Liabilities

Short-Term Debt
Short-term debt at July 31, 2016 included $500 million of 5.75% senior unsecured notes due on March 15, 2017, less the unamortized discount. During the third quarter of fiscal 2017 we repaid those notes when they became due using cash from operations. We paid $29 million in cash for interest on the notes during each of the twelve months ended July 31, 2017, July 31, 2016, and July 31, 2015.
On February 1, 2016 we entered into a master credit agreement with certain institutional lenders for a five-year credit facility in an aggregate principal amount of $1.5 billion. The master credit agreement includes a $500 million unsecured term loan and a $1 billion unsecured revolving credit facility. At July 31, 2017, $488 million was outstanding under the term loan, of which $50 million was classified as short-term debt. See Note 8, “Long-Term Obligations and Commitments – Long-Term Debt,” for more information regarding the term loan.

Unsecured Revolving Credit Facilities
The master credit agreement we entered into on February 1, 2016 includes a $1 billion unsecured revolving credit facility that will expire on February 1, 2021. Under the master credit agreement we may, subject to certain customary conditions, on one or more occasions increase commitments under the revolving credit facility in an amount not to exceed $250 million in the aggregate and may extend the maturity date up to two times. Advances under the revolving credit facility accrue interest at rates that are equal to, at our election, either Bank of America's alternate base rate plus a margin that ranges from 0.0% to 0.5% or the London Interbank Offered Rate (LIBOR) plus a margin that ranges from 0.9% to 1.5%. Actual margins under either election will be based on our senior debt credit ratings. The master credit agreement includes customary affirmative and negative covenants, including financial covenants that require us to maintain a ratio of total debt to annual earnings before interest, taxes, depreciation and amortization (EBITDA) of not greater than 3.25 to 1.00 as of any date and a ratio of annual EBITDA to annual interest expense of not less than 3.00 to 1.00 as of the last day of each fiscal quarter. We remained in compliance with these covenants at all times during the fiscal year ended July 31, 2017. During the twelve months ended July 31, 2017 we borrowed and repaid $150 million under this revolving credit facility and at July 31, 2017 no amounts were outstanding. We paid $1 million in cash for interest on the revolving credit facility during the twelve months ended July 31, 2017 and $2 million in cash for interest on revolving credit facilities during the twelve months ended July 31, 2016.

Other Current Liabilities
Other current liabilities were as follows at the dates indicated:

	July 31,
(In millions)	2017	2016
Executive deferred compensation plan liabilities	$83	$69
Reserve for promotional discounts and rebates	19	14
Reserve for product returns	7	7
Current portion of license fee payable	10	10
Current portion of deferred rent	6	6
Current portion of dividend payable	9	5
Interest payable	—	11
Other	44	39
Total other current liabilities	$178	$161

8. Long-Term Obligations and Commitments

Long-Term Debt
On February 1, 2016 we entered into a master credit agreement with certain institutional lenders for a five-year credit facility in an aggregate principal amount of $1.5 billion, which includes a $500 million unsecured term loan. Under the master credit agreement we may, subject to certain customary conditions, on one or more occasions increase commitments under the term loan in an amount not to exceed $500 million in the aggregate. The term loan accrues interest at rates that are equal to, at our

Tables of Contents

election, either Bank of America's alternate base rate plus a margin that ranges from 0.125% to 0.875% or LIBOR plus a margin that ranges from 1.125% to 1.875%. Actual margins under either election will be based on our senior debt credit ratings. The master credit agreement includes customary affirmative and negative covenants. See Note 7, “Current Liabilities – Unsecured Revolving Credit Facilities,” for more information. The term loan is subject to quarterly principal payments of 2.5% of the loan amount which began in July 2017, with the balance payable on February 1, 2021. At July 31, 2017, $488 million was outstanding under the term loan, of which $50 million was classified as short-term debt. Interest on the term loan is payable monthly. We paid $11 million and $4 million in cash for interest on the term loan during the twelve months ended July 31, 2017 and July 31, 2016.

Other Long-Term Obligations

Other long-term obligations were as follows at the dates indicated:

	July 31,
(In millions)	2017	2016
Total deferred rent	$49	$56
Long-term income tax liabilities	53	54
Total license fee payable	18	26
Long-term deferred income tax liabilities	7	7
Other	20	20
Total long-term obligations	147	163
Less current portion (included in other current liabilities)	(17)	(17)
Long-term obligations due after one year	$130	$146

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
Annual minimum commitments under purchase obligations and operating leases at July 31, 2017 were as shown in the table below.

(In millions)	Purchase Obligations	Operating Lease Commitments	Sublease Income	Net Operating Lease Commitments
Fiscal year ending July 31,
2018	$63	$61	$24	$37
2019	42	51	21	30
2020	24	49	19	30
2021	19	47	16	31
2022	—	46	7	39
Thereafter	—	130	—	130
Total commitments	$148	$384	$87	$297
Rent expense net of sublease income for continuing operations totaled $34 million for the twelve months ended July 31, 2017, $36 million for the twelve months ended July 31, 2016, and $59 million for the twelve months ended July 31, 2015. Rent expense includes base contractual rent and contractual variable expenses such as building maintenance, utilities, property taxes and insurance. Sublease income for continuing operations totaled $22 million for the twelve months ended July 31,

Tables of Contents

2017, $10 million for the twelve months ended July 31, 2016, and was not significant for the twelve months ended July 31, 2015.

9. Income Taxes
The provision for income taxes from continuing operations consisted of the following for the periods indicated:

	Twelve Months Ended July 31,
(In millions)	2017	2016	2015
Current:
Federal	$345	$401	$253
State	36	33	20
Foreign	8	13	7
Total current	389	447	280
Deferred:
Federal	4	(42)	14
State	1	(7)	1
Foreign	2	(1)	4
Total deferred	7	(50)	19
Total provision for income taxes from continuing operations	$396	$397	$299

In the first quarter of fiscal 2017, we elected to early adopt ASU 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” This new standard requires excess tax benefits recognized on stock-based compensation expense to be reflected in the statements of operations as a component of the provision for income taxes on a prospective basis. For the twelve months ended July 31, 2017, we recognized excess tax benefits of $72 million in our current provision for income taxes. See Note 1, “Description of Business and Summary of Significant Accounting Policies,” for more information.
For periods prior to ASU 2016-09 adoption, excess tax benefits associated with share-based compensation deductions are credited to stockholders’ equity rather than current tax expense. The reductions of income taxes payable resulting from share-based compensation deductions that were credited to stockholders’ equity were approximately $59 million for the twelve months ended July 31, 2016, and $85 million for the twelve months ended July 31, 2015.
The sources of income from continuing operations before the provision for income taxes consisted of the following for the periods indicated:

	Twelve Months Ended July 31,
(In millions)	2017	2016	2015
United States	$1,362	$1,205	$716
Foreign	5	(2)	(4)
Total	$1,367	$1,203	$712

Tables of Contents

Differences between income taxes calculated using the federal statutory income tax rate of 35% and the provision for income taxes from continuing operations were as follows for the periods indicated:

	Twelve Months Ended July 31,
(In millions)	2017	2016	2015
Income from continuing operations before income taxes	$1,367	$1,203	$712

Statutory federal income tax	$479	$421	$249
State income tax, net of federal benefit	24	17	15
Federal research and experimentation credits	(24)	(33)	(19)
Domestic production activities deduction	(34)	(34)	(19)
Stock-based compensation	14	16	15
Federal excess tax benefits related to stock-based compensation	(69)	—	—
Effects of non-U.S. operations	5	11	12
Non-deductible goodwill	—	—	40
Other, net	1	(1)	6
Total provision for income taxes from continuing operations	$396	$397	$299

The state income tax line in the table above includes $3 million of excess tax benefits related to stock-based compensation associated with the adoption of ASU 2016-09.
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
Significant deferred tax assets and liabilities were as follows at the dates indicated:

	July 31,
(In millions)	2017	2016
Deferred tax assets:
Accruals and reserves not currently deductible	$35	$33
Deferred revenue	74	56
Deferred rent	13	14
Accrued and deferred compensation	62	55
Loss and tax credit carryforwards	71	51
Stock-based compensation	70	62
Other, net	14	11
Total gross deferred tax assets	339	282
Valuation allowance	(64)	(40)
Total deferred tax assets	275	242
Deferred tax liabilities:
Intangible assets	93	86
Property and equipment	57	24
Total deferred tax liabilities	150	110
Net deferred tax assets	$125	$132

Tables of Contents

The components of total net deferred tax assets, net of valuation allowances, as shown on our balance sheets were as follows at the dates indicated:

	July 31,
(In millions)	2017	2016
Long-term deferred income taxes	$132	$139
Long-term deferred income taxes included in other long-term obligations	(7)	(7)
Net deferred tax assets	$125	$132

We have provided a valuation allowance related to state tax credit carryforwards, foreign loss carryforwards, and state operating and capital loss carryforwards that we believe are unlikely to be realized. Changes in the valuation allowance during the twelve months ended July 31, 2017 were primarily related to an increase in the valuation allowance for state tax credit and foreign loss carryforwards. Changes in the valuation allowance during the twelve months ended July 31, 2016 were primarily related to an increase in the valuation allowance for foreign operating loss carryforwards, state tax credit and state capital loss carryforwards.
At July 31, 2016, the income tax expense associated with the net gain from discontinued operations consisted of $179 million related to the sale of Demandforce, QuickBase, and Quicken, and $2 million related to the increase of valuation allowance on state capital loss carryforwards. See Note 6, “Discontinued Operations,” for more information.
At July 31, 2017, we had total federal net operating loss carryforwards of approximately $16 million that will start to expire in fiscal 2028. Utilization of the net operating losses is subject to annual limitation. The annual limitation may result in the expiration of net operating losses before utilization.
At July 31, 2017, we had total state net operating loss carryforwards of approximately $103 million for which we have recorded a deferred tax asset of $6 million and a valuation allowance of $5 million. The state net operating losses will start to expire in fiscal 2018. Utilization of the net operating losses is subject to annual limitation. The annual limitation may result in the expiration of net operating losses before utilization.
At July 31, 2017, we had Singapore operating loss carryforwards of approximately $92 million and Brazil operating loss carryforwards of approximately $14 million which have an indefinite carryforward period. We recorded a full valuation allowance on the related deferred tax asset.
At July 31, 2017, we had California research and experimentation credit carryforwards of approximately $66 million. We recorded a full valuation on the related deferred tax asset.

Unrecognized Tax Benefits
The aggregate changes in the balance of our gross unrecognized tax benefits were as follows for the periods indicated:

	Twelve Months Ended July 31,
(In millions)	2017	2016	2015
Gross unrecognized tax benefits, beginning balance	$60	$56	$40
Increases related to tax positions from prior fiscal years, including acquisitions	8	7	15
Decreases related to tax positions from prior fiscal years	(8)	(7)	(1)
Increases related to tax positions taken during current fiscal year	9	15	5
Settlements with tax authorities	(8)	(11)	(3)
Gross unrecognized tax benefits, ending balance	$61	$60	$56

The total amount of our unrecognized tax benefits at July 31, 2017 was $61 million. Net of related deferred tax assets, unrecognized tax benefits were $38 million at that date. If we were to recognize these net benefits, our income tax expense would reflect a favorable net impact of $38 million. We do not believe that it is reasonably possible that there will be a significant increase or decrease in unrecognized tax benefits over the next 12 months.
We file U.S. federal, U.S. state, and foreign tax returns. Our major tax jurisdictions are U.S. federal and the State of California. For U.S. federal tax returns we are no longer subject to tax examinations for years prior to fiscal 2013. For California tax returns we are currently under tax examinations for fiscal 2009 to fiscal 2015.
We recognize interest and penalties related to unrecognized tax benefits within the provision for income taxes. Amounts accrued at July 31, 2017 and July 31, 2016 for the payment of interest and penalties were not significant. The amounts of interest and penalties that we recognized during the twelve months ended July 31, 2017, 2016 and 2015 were also not significant.

Tables of Contents

10. Stockholders’ Equity

Stock Repurchase Programs
Intuit’s Board of Directors has authorized a series of common stock repurchase programs. Shares of common stock repurchased under these programs become treasury shares. Under these programs, we repurchased 6.9 million shares of our common stock for $839 million during the twelve months ended July 31, 2017; 24.8 million shares for $2.3 billion during the twelve months ended July 31, 2016; and 13.8 million shares for $1.2 billion during the twelve months ended July 31, 2015. At July 31, 2017, we had authorization from our Board of Directors to expend up to an additional $1.5 billion for stock repurchases. Future stock repurchases under the current program are at the discretion of management, and authorization of future stock repurchase programs is subject to the final determination of our Board of Directors.
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

Dividends on Common Stock
During fiscal 2017 we declared and paid cash dividends that totaled $1.36 per share of outstanding common stock or approximately $353 million. In August 2017 our Board of Directors declared a quarterly cash dividend of $0.39 per share of outstanding common stock payable on October 18, 2017 to stockholders of record at the close of business on October 10, 2017. Future declarations of dividends and the establishment of future record dates and payment dates are subject to the final determination of our Board of Directors.

Description of 2005 Equity Incentive Plan
Our stockholders initially approved our 2005 Equity Incentive Plan (2005 Plan) on December 9, 2004. On January 19, 2017 our stockholders approved an Amended and Restated 2005 Equity Incentive Plan (Restated 2005 Plan) that expires on January 19, 2027 and approved an additional 23.1 million shares for issuance under that plan. Under the Restated 2005 Plan, we are permitted to grant incentive and non-qualified stock options, restricted stock awards, restricted stock units (RSUs), stock appreciation rights and stock bonus awards to our employees, non-employee directors, and consultants. The Compensation and Organizational Development Committee of our Board of Directors or its delegates determine who will receive grants, when those grants will be exercisable, their exercise price and other terms. We are permitted to issue up to 138.1 million shares under the Restated 2005 Plan. The plan provides a fungible share reserve. Each stock option granted on or after November 1, 2010 reduces the share reserve by one share and each restricted stock award or restricted stock unit granted reduces the share reserve by 2.3 shares. Stock options forfeited and returned to the pool of shares available for grant increase the pool by one share for each share forfeited. Restricted stock awards and RSUs forfeited and returned to the pool of shares available for grant increase the pool by 2.3 shares for each share forfeited. Shares withheld for income taxes upon vesting of RSUs that were granted on or after July 21, 2016 are also returned to the pool of shares available for grant. At July 31, 2017, there were approximately 25.2 million shares available for grant under this plan. Stock options granted under the 2005 Plan and the Restated 2005 Plan typically vest over three years based on continued service and have a seven year term. RSUs granted under those plans typically vest over three years based on continued service. Certain RSUs granted to senior management vest based on the achievement of pre-established performance or market goals.

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
Under the ESPP, employees purchased 752,605 shares of Intuit common stock during the twelve months ended July 31, 2017; 882,206 shares during the twelve months ended July 31, 2016; and 892,632 shares during the twelve months ended July 31, 2015. At July 31, 2017, there were 3,003,962 shares available for issuance under this plan.

Share-Based Compensation Expense
The following table summarizes the total share-based compensation expense that we recorded in operating income from continuing operations for the periods shown.

	Twelve Months Ended July 31,
(In millions except per share amounts)	2017	2016	2015
Cost of service and other revenue	$8	$8	$6
Selling and marketing	88	77	69
Research and development	122	90	80
General and administrative	108	103	87
Total share-based compensation expense from continuing operations	326	278	242
Income tax benefit	(179)	(86)	(75)
Decrease in net income from continuing operations	$147	$192	$167

Decrease in net income per share from continuing operations:
Basic	$0.57	$0.73	$0.59
Diluted	$0.56	$0.72	$0.58

In the first quarter of fiscal 2017, we elected to early adopt ASU 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” This new standard requires excess tax benefits recognized on stock-based compensation expense to be reflected in the statements of operations as a component of the provision for income taxes on a prospective basis. See Note 1, “Description of Business and Summary of Significant Accounting Policies,” for more information.
We capitalized $7 million in share-based compensation related to internal use software projects during the twelve months ended July 31, 2017 and $6 million during the twelve months ended July 31, 2016. The table above also excludes share-based compensation expense for our discontinued operations, which totaled $3 million during the twelve months ended July 31, 2016 and $15 million during the twelve months ended July 31, 2015. Because we have not reclassified our statements of cash flows to segregate discontinued operations, these amounts are included in share-based compensation expense on our statements of cash flows for that period.

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
Restricted stock units (RSUs) granted typically vest based on continued service. We value these time-based RSUs at the date of grant using the intrinsic value method. We amortize the fair value of time-based RSUs on a straight-line basis over the service period. Certain RSUs granted to senior management vest based on the achievement of pre-established performance or

Tables of Contents

market goals. We estimate the fair value of performance-based RSUs at the date of grant using the intrinsic value method and the probability that the specified performance criteria will be met. Each quarter we update our assessment of the probability that the specified performance criteria will be achieved and adjust our estimate of the fair value of the performance-based RSUs if necessary. We amortize the fair values of performance-based RSUs over the requisite service period for each separately vesting tranche of the award. We estimate the fair value of market-based RSUs at the date of grant using a Monte Carlo valuation methodology and amortize those fair values over the requisite service period for each separately vesting tranche of the award. The Monte Carlo methodology that we use to estimate the fair value of market-based RSUs at the date of grant incorporates into the valuation the possibility that the market condition may not be satisfied. Provided that the requisite service is rendered, the total fair value of the market-based RSUs at the date of grant must be recognized as compensation expense even if the market condition is not achieved. However, the number of shares that ultimately vest can vary significantly with the performance of the specified market criteria.
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
Dividends. We use an annualized expected dividend yield in our option valuation model. We paid quarterly cash dividends during fiscal 2017, fiscal 2016, and fiscal 2015 and currently expect to continue to pay cash dividends in the future.
Forfeitures. We adjust share-based compensation expense for actual forfeitures as they occur. Prior to our adoption of ASU 2016-09 in the first quarter of fiscal 2017, we estimated forfeitures at the time of grant and revised those estimates in subsequent periods if actual forfeitures differed from those estimates. We used historical data to estimate pre-vesting option forfeitures and recorded share-based compensation expense only for those awards that were expected to vest.
We used the following assumptions to estimate the fair value of stock options granted and shares purchased under our Employee Stock Purchase Plan for the periods indicated:

	Twelve Months Ended July 31,
	2017	2016	2015
Assumptions for stock options:
Expected volatility (range)	22% - 23%	22% - 26%	22% - 24%
Weighted average expected volatility	23%	22%	23%
Risk-free interest rate (range)	1.65% - 1.70%	0.98% - 1.49%	1.13% - 1.47%
Expected dividend yield	0.97% - 1.17%	1.06% - 1.36%	0.93% - 1.05%

Assumptions for ESPP:
Expected volatility (range)	18% - 21%	23% - 26%	20% - 23%
Weighted average expected volatility	20%	25%	21%
Risk-free interest rate (range)	0.30% - 0.89%	0.06% - 0.47%	0.01% - 0.15%
Expected dividend yield	1.09% - 1.10%	1.13% - 1.34%	0.96% - 1.19%

Tables of Contents

Share-Based Awards Available for Grant

A summary of share-based awards available for grant under our 2005 Equity Incentive Plan for the fiscal periods indicated was as follows:

(Shares in thousands)	Shares Available for Grant
Balance at July 31, 2014	24,203
Options granted	(1,981)
Restricted stock units granted (1)	(8,053)
Share-based awards canceled/forfeited/expired (1)(2)	3,014
Balance at July 31, 2015	17,183
Options granted	(2,553)
Restricted stock units granted (1)	(9,364)
Share-based awards canceled/forfeited/expired (1)(2)	3,724
Balance at July 31, 2016	8,990
Additional shares authorized	23,110
Options granted	(1,786)
Restricted stock units granted (1)	(9,160)
Share-based awards canceled/forfeited/expired (1)(2)	4,010
Balance at July 31, 2017	25,164
________________________________

(1)
RSUs granted from the pool of shares available for grant under our 2005 Equity Incentive Plan reduce the pool by 2.3 shares for each share granted. RSUs forfeited and returned to the pool of shares available for grant increase the pool by 2.3 shares for each share forfeited.

(2)
Stock options and RSUs canceled, expired or forfeited under our 2005 Equity Incentive Plan are returned to the pool of shares available for grant. Shares withheld for income taxes upon vesting of RSUs that were granted on or after July 21, 2016 are also returned to the pool of shares available for grant. Stock options and RSUs canceled, expired or forfeited under older expired plans are not returned to the pool of shares available for grant.

Tables of Contents

Stock Option Activity and Related Share-Based Compensation Expense
A summary of stock option activity for the periods indicated was as follows:

	Options Outstanding
(Shares in thousands)	Number of Shares	Weighted Average Exercise Price Per Share
Balance at July 31, 2014	10,938	$52.67
Granted	1,981	106.86
Exercised	(3,704)	41.65
Canceled or expired	(502)	62.32
Balance at July 31, 2015	8,713	69.13
Granted	2,553	113.08
Exercised	(2,566)	48.93
Canceled or expired	(354)	74.56
Balance at July 31, 2016	8,346	88.55
Granted	1,786	135.24
Exercised	(2,213)	69.12
Canceled or expired	(431)	104.78
Balance at July 31, 2017	7,488	$104.50

Information regarding stock options outstanding as of July 31, 2017 is summarized below:

	Number of Shares (in thousands)	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value (in millions)
Options outstanding	7,488	6.85	$104.50	$238
Options exercisable	3,555	4.71	$85.91	$179

The aggregate intrinsic values at July 31, 2017 are calculated as the difference between the exercise price of the underlying options and the market price of our common stock for shares that were in-the-money at that date. In-the-money options at July 31, 2017 were options that had exercise prices that were lower than the $137.21 market price of our common stock at that date.
Additional information regarding our stock options and ESPP shares is shown in the table below.

	Twelve Months Ended July 31,
(In millions except per share amounts)	2017	2016	2015
Weighted average fair value of options granted (per share)	$25.54	$20.35	$19.39

Total grant date fair value of options vested	$37	$32	$36

Aggregate intrinsic value of options exercised	$126	$134	$191

Share-based compensation expense for stock options and ESPP	$52	$48	$48

Total tax benefit for stock option and ESPP share-based compensation	$49	$13	$11

Cash received from option exercises	$153	$126	$154

Cash tax benefits realized related to tax deductions for non-qualified option exercises and disqualifying dispositions under all share-based payment arrangements	$46	$47	$68

In the first quarter of fiscal 2017, we elected to early adopt ASU 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” This new standard requires excess tax benefits recognized on

Tables of Contents

stock-based compensation expense to be reflected in the statements of operations as a component of the provision for income taxes on a prospective basis. See Note 1, “Description of Business and Summary of Significant Accounting Policies,” for more information.
At July 31, 2017, there was approximately $85 million of unrecognized compensation cost related to non-vested stock options with a weighted average vesting period of 2.4 years. We will adjust unrecognized compensation cost for actual forfeitures as they occur.

Restricted Stock Unit Activity and Related Share-Based Compensation Expense
A summary of restricted stock unit (RSU) activity for the periods indicated was as follows:

(Shares in thousands)	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at July 31, 2014	9,455	$62.46
Granted	3,501	89.58
Assumed or granted in connection with acquisitions	292	91.87
Vested	(3,155)	67.00
Forfeited	(1,177)	62.32
Nonvested at July 31, 2015	8,916	72.48
Granted	4,072	99.30
Vested	(2,392)	78.07
Forfeited	(1,557)	77.03
Nonvested at July 31, 2016	9,039	82.30
Granted	3,983	119.84
Vested	(3,121)	86.93
Forfeited	(1,265)	76.75
Nonvested at July 31, 2017	8,636	$98.76

Additional information regarding our RSUs is shown in the table below.

	Twelve Months Ended July 31,
(In millions)	2017	2016	2015
Total fair market value of shares vested	$388	$288	$282

Share-based compensation for RSUs	$274	$230	$194

Total tax benefit related to RSU share-based compensation expense	$130	$73	$64

Cash tax benefits realized for tax deductions for RSUs	$130	$92	$96
In the first quarter of fiscal 2017, we elected to early adopt ASU 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” This new standard requires excess tax benefits recognized on stock-based compensation expense to be reflected in the statements of operations as a component of the provision for income taxes on a prospective basis. See Note 1, “Description of Business and Summary of Significant Accounting Policies,” for more information.
At July 31, 2017, there was $717 million of unrecognized compensation cost related to non-vested RSUs with a weighted average vesting period of 2.4 years. We will adjust unrecognized compensation cost for actual forfeitures as they occur.

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

	July 31,
(In millions)	2017	2016
Unrealized gains on available-for-sale debt securities	$—	$1
Foreign currency translation adjustments	(22)	(33)
Total accumulated other comprehensive loss	$(22)	$(32)

11. Benefit Plans

Non-Qualified Deferred Compensation Plan
Intuit’s Non-Qualified Deferred Compensation Plan provides that executives who meet minimum compensation requirements are eligible to defer up to 75% of their salaries and up to 75% of their bonuses. We have agreed to credit the participants’ contributions with earnings that reflect the performance of certain independent investment funds. We do not guarantee above-market interest on account balances. We may also make discretionary employer contributions to participant accounts in certain circumstances. The timing, amounts, and vesting schedules of employer contributions are at the sole discretion of the Compensation and Organizational Development Committee of our Board of Directors or its delegate. The benefits under this plan are unsecured and are general assets of Intuit. Participants are generally eligible to receive payment of their vested benefit at the end of their elected deferral period or after termination of their employment with Intuit for any reason or at a later date to comply with the restrictions of Section 409A of the Internal Revenue Code. Participants may elect to receive their payments in a lump sum or installments. Discretionary company contributions and the related earnings vest completely upon the participant’s disability, death, or a change in control of Intuit. We made no employer contributions to the plan for any period presented.
We had liabilities related to this plan of $83 million at July 31, 2017 and $69 million at July 31, 2016. We have matched the plan liabilities with similar-performing assets, which are primarily investments in life insurance contracts. These assets are recorded in other long-term assets while liabilities related to obligations are recorded in other current liabilities on our balance sheets.

401(k) Plan
In the United States, employees who participate in the Intuit Inc. 401(k) Plan may currently contribute up to 50% of pre-tax compensation, subject to Internal Revenue Service limitations and the terms and conditions of the plan. We match a portion of employee contributions, currently 125% up to six percent of salary, subject to Internal Revenue Service limitations. Matching contributions were $49 million for the twelve months ended July 31, 2017; $46 million for the twelve months ended July 31, 2016; and $44 million for the twelve months ended July 31, 2015.

12. Litigation

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

13. Segment Information
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

Small Business:  This segment targets small businesses, the self-employed, and the accounting professionals who serve and advise them around the globe. Our offerings include QuickBooks financial and business management online services and desktop software, payroll solutions, and payment processing solutions.
Consumer Tax:  This segment targets consumers and includes TurboTax income tax preparation products and services sold in the U.S. and Canada.
ProConnect:  This segment targets professional accountants in the U.S. and Canada, who are essential to both small business success and tax preparation and filing. Our ProConnect professional tax offerings include Lacerte, ProSeries, ProFile, and ProConnect Tax Online.

All of our segments operate primarily in the United States and sell primarily to customers in the United States. International total net revenue was less than 5% of consolidated total net revenue for the twelve months ended July 31, 2017, 2016 and 2015.
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
The following table shows our financial results by reportable segment for the periods indicated. Results for all periods presented have been adjusted to exclude results for our Demandforce, QuickBase, and Quicken businesses, which we classified as discontinued operations in the fourth quarter of fiscal 2015 and sold during fiscal 2016. See Note 6, “Discontinued Operations,” for more information.

	Twelve Months Ended July 31,
(In millions)	2017	2016	2015

Net revenue:
Small Business	$2,597	$2,293	$2,108
Consumer Tax	2,143	1,973	1,800
ProConnect	437	428	284
Total net revenue	$5,177	$4,694	$4,192

Operating income from continuing operations:
Small Business	$1,075	$894	$709
Consumer Tax	1,392	1,289	1,134
ProConnect	263	268	109
Total segment operating income	2,730	2,451	1,952
Unallocated corporate items:
Share-based compensation expense	(326)	(278)	(242)
Other common expenses	(995)	(897)	(782)
Amortization of acquired technology	(12)	(22)	(30)
Amortization of other acquired intangible assets	(2)	(12)	(12)
Goodwill and intangible asset impairment charges	—	—	(148)
Total unallocated corporate items	(1,335)	(1,209)	(1,214)
Total operating income from continuing operations	$1,395	$1,242	$738

Tables of Contents

14. Selected Quarterly Financial Data (Unaudited)
The following tables contain selected quarterly financial data for the twelve months ended July 31, 2017 and July 31, 2016. We have classified our Demandforce, QuickBase, and Quicken businesses as discontinued operations and as a result have segregated their operating results from continuing operations in our statements of operations and in these tables. See Note 6, “Discontinued Operations,” for more information.

	Fiscal 2017 Quarter Ended
(In millions, except per share amounts)	October 31	January 31	April 30	July 31
Total net revenue	$778	$1,016	$2,541	$842
Cost of revenue	183	206	237	183
All other costs and expenses	656	788	860	669
Operating income (loss)	(61)	22	1,444	(10)
Net income (loss)	(30)	13	964	24

Basic net income (loss) per share	$(0.12)	$0.05	$3.76	$0.09

Diluted net income (loss) per share	$(0.12)	$0.05	$3.70	$0.09

	Fiscal 2016 Quarter Ended
(In millions, except per share amounts)	October 31	January 31	April 30	July 31
Total net revenue	$713	$923	$2,304	$754
Cost of revenue	166	199	216	171
All other costs and expenses	576	682	803	639
Operating income (loss) from continuing operations	(29)	42	1,285	(56)
Net income (loss) from continuing operations	(31)	29	848	(40)
Net income (loss) from discontinued operations	—	(5)	178	—
Net income (loss)	(31)	24	1,026	(40)

Basic net income (loss) per share from continuing operations	$(0.11)	$0.11	$3.30	$(0.16)
Basic net income (loss) per share from discontinued operations	—	(0.02)	0.70	—
Basic net income (loss) per share	$(0.11)	$0.09	$4.00	$(0.16)

Diluted net income (loss) per share from continuing operations	$(0.11)	$0.11	$3.26	$(0.16)
Diluted net income (loss) per share from discontinued operations	—	(0.02)	0.68	—
Diluted net income (loss) per share	$(0.11)	$0.09	$3.94	$(0.16)

Tables of Contents

INTUIT INC. SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(In millions)	Beginning Balance	Additions Charged to Expense/ Revenue	Deductions	Ending Balance
Year ended July 31, 2017
Allowance for doubtful accounts	$51	$44	$(49)	$46
Reserve for product returns	7	76	(76)	7
Reserve for promotional discounts and rebates	14	113	(108)	19

Year ended July 31, 2016
Allowance for doubtful accounts	$45	$49	$(43)	$51
Reserve for product returns	12	70	(75)	7
Reserve for promotional discounts and rebates	12	103	(101)	14

Year ended July 31, 2015
Allowance for doubtful accounts	$40	$57	$(52)	$45
Reserve for product returns	15	79	(82)	12
Reserve for promotional discounts and rebates	21	97	(106)	12

Notes:	The table above excludes balances and activity for our discontinued operations for all periods presented.

Tables of Contents

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A - CONTROLS AND PROCEDURES
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
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of July 31, 2017 based on the guidelines established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of this evaluation, our management has concluded that our internal control over financial reporting was effective as of July 31, 2017 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. We reviewed the results of management’s assessment with the Audit and Risk Committee of Intuit’s Board of Directors.
Ernst & Young LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of July 31, 2017. Their report is included in Item 8 of this Annual Report on Form 10-K.
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

ITEM 9B - OTHER INFORMATION
None.

Tables of Contents

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Except for the information about our executive officers shown below, the information required by this Item 10 is incorporated by reference from the information contained in our Proxy Statement to be filed with the U.S. Securities and Exchange Commission in connection with the solicitation of proxies for our 2018 Annual Meeting of Stockholders (the “2018 Proxy Statement”) under the sections entitled “Our Board of Directors and Nominees – Directors Standing for Election,” “Corporate Governance,” and “Security Ownership of Certain Beneficial Owners and Management – Section 16(a) Beneficial Ownership Reporting Compliance.”
We maintain a Code of Conduct and Ethics that applies to all employees, including all officers. We also maintain a Board of Directors Code of Ethics that applies to all members of our Board of Directors. Our Code of Conduct and Ethics and Board of Directors Code of Ethics incorporate guidelines designed to deter wrongdoing and to promote honest and ethical conduct and compliance with applicable laws and regulations. Our Code of Conduct and Ethics and Board of Directors Code of Ethics are published on our Investor Relations website at http://s21.q4cdn.com/374309911/files/doc_downloads/corporate_governance/INT_Intuit_Code-2016-Final.pdf and http://s21.q4cdn.com/374309911/files/doc_downloads/bod/BOD_Code_of_Ethics.pdf, respectively. We disclose amendments to certain provisions of our Code of Conduct and Ethics and Board of Directors Code of Ethics, or waivers of such provisions granted to executive officers and directors, on this website.
EXECUTIVE OFFICERS
The following table shows Intuit’s executive officers and their areas of responsibility as of July 31, 2017 . Their biographies follow the table.

Name	Age	Position

Brad D. Smith	53	Chairman of the Board of Directors, President and Chief Executive Officer
Scott D. Cook	65	Chairman of the Executive Committee
Laura A. Fennell	56	Executive Vice President, General Counsel and Corporate Secretary
Sasan K. Goodarzi	49	Executive Vice President and General Manager, Small Business Group
H. Tayloe Stansbury	56	Executive Vice President and Chief Technology Officer
Daniel A. Wernikoff	45	Executive Vice President and General Manager, Consumer Tax Group
R. Neil Williams	64	Executive Vice President and Chief Financial Officer
Mark J. Flournoy	51	Vice President, Corporate Controller and Chief Accounting Officer
Mr. Smith has been President and Chief Executive Officer and a member of the Board of Directors since January 2008. He became Chairman of the Board in January 2016. He was Senior Vice President and General Manager, Small Business Division from May 2006 to December 2007 and Senior Vice President and General Manager, QuickBooks from May 2005 to May 2006. He also served as Senior Vice President and General Manager, Consumer Tax Group from March 2004 until May 2005 and as Vice President and General Manager of Intuit’s Accountant Central and Developer Network from February 2003 to March 2004. Prior to joining Intuit in February 2003, Mr. Smith was Senior Vice President of Marketing and Business Development at ADP, a provider of business outsourcing solutions, where he held several executive positions from 1996 to 2003. Mr. Smith also serves on the boards of directors of Nordstrom, Inc. and SurveyMonkey Inc. Mr. Smith holds a Bachelor’s degree in Business Administration from Marshall University and a Master’s degree in Management from Aquinas College.
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

Tables of Contents

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
Mr. Stansbury has been Executive Vice President and Chief Technology Officer since August 2015 and joined Intuit in May 2009 as Senior Vice President and Chief Technology Officer. Mr. Stansbury previously served as chief information officer of VMware. Earlier he was executive vice president of Ariba and held executive engineering and general management roles at Calico Commerce and Xerox, led developer tools engineering groups at Borland International and Sun Microsystems, and researched intelligent systems at Xerox PARC. Mr. Stansbury serves on the boards of Coupa Software Inc. and Shutterfly, Inc. Mr. Stansbury holds a Bachelor’s degree in Applied Mathematics from Harvard University.
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

ITEM 11 - EXECUTIVE COMPENSATION
The information required by this Item 11 is incorporated by reference from the information contained in our 2018 Proxy Statement under the sections entitled “Corporate Governance – Compensation Committee Interlocks and Insider Participation,” “Director Compensation,” “Equity Compensation Plan Information,” and “Executive Compensation.”

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item 12 is incorporated by reference from the information contained in our 2018 Proxy Statement under the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation.”

Tables of Contents

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item 13 is incorporated by reference from the information contained in our 2018 Proxy Statement under the sections entitled “Corporate Governance – Director Independence” and “Transactions with Related Persons.”

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICE
The information required by this Item 14 is incorporated by reference from the information contained in our 2018 Proxy Statement under the section entitled “Proposal No. 2 – Ratification of Selection of Independent Registered Public Accounting Firm.”

PART IV

ITEM 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

INTUIT INC.
Dated:	September 1, 2017	By:	/s/ R. NEIL WILLIAMS
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

Name	Title	Date
Principal Executive Officer:
/s/ BRAD D. SMITH	Chairman of the Board of Directors, President and Chief Executive Officer	September 1, 2017
Brad D. Smith

Principal Financial Officer:
/s/ R. NEIL WILLIAMS	Executive Vice President and Chief Financial Officer	September 1, 2017
R. Neil Williams

Principal Accounting Officer:
/s/ MARK J. FLOURNOY	Vice President, Corporate Controller and Chief Accounting Officer	September 1, 2017
Mark J. Flournoy

Additional Directors:
/s/ EVE BURTON	Director	September 1, 2017
Eve Burton

/s/ SCOTT D. COOK	Director	September 1, 2017
Scott D. Cook

/s/ RICHARD DALZELL	Director	September 1, 2017
Richard Dalzell

/s/ DIANE B. GREENE	Director	September 1, 2017
Diane B. Greene

/s/ DEBORAH LIU	Director	September 1, 2017
Deborah Liu

/s/ SUZANNE NORA JOHNSON	Director	September 1, 2017
Suzanne Nora Johnson

/s/ DENNIS D. POWELL	Director	September 1, 2017
Dennis D. Powell

/s/ RAUL VAZQUEZ	Director	September 1, 2017
Raul Vazquez

/s/ JEFF WEINER	Director	September 1, 2017
Jeff Weiner

Tables of Contents

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference Form/File No.	Date

3.01	Restated Intuit Certificate of Incorporation, dated as of January 19, 2000		10-Q	6/14/2000

3.02	Bylaws of Intuit, as amended and restated effective May 5, 2016		8-K	5/9/2016

4.01	Form of Specimen Certificate for Intuit’s Common Stock		10-K	9/15/2009

4.02	Indenture, dated as of March 7, 2007, between Intuit and The Bank of New York Trust Company, N.A. as trustee		8-K	3/7/2007

4.03	Forms of Global Note for Intuit’s 5.40% Senior Notes due 2012 and 5.75% Senior Notes due 2017		8-K	3/12/2007

10.01+	Intuit Inc. 2005 Equity Incentive Plan, as amended April 23, 2008		8-K	4/28/2008

10.02+	Intuit Inc. 2005 Equity Incentive Plan, as amended December 16, 2008		S-8 333-156205	12/17/2008

10.03+	Intuit Inc. 2005 Equity Incentive Plan, as amended December 15, 2009		S-8 333-163728	12/15/2009

10.04+	Intuit Inc. Amended and Restated 2005 Equity Incentive Plan, as approved January 19, 2011		S-8 333-171768	1/19/2011

10.05+	Intuit Inc. Amended and Restated 2005 Equity Incentive Plan, as amended through July 24, 2012		8-K	7/27/2012

10.06+	Intuit Inc. Amended and Restated 2005 Equity Incentive Plan, as amended through January 23, 2014		S-8 333-193551	1/24/2014

10.07+	Intuit Inc. Amended and Restated 2005 Equity Incentive Plan, as amended through January 19, 2017		S-8 333-215639	1/20/2017

10.08+	2005 Equity Incentive Plan Form of Non-Qualified Stock Option – New Hire, Promotion or Retention Grant		10-Q	12/10/2004

10.09+	2005 Equity Incentive Plan Form of Non-Qualified Stock Option – Focal Grant		10-Q	12/10/2004

10.10+	Form of Director Restricted Stock Unit Grant Agreement		10-Q	12/1/2011

10.11+	Non-employee Director Compensation Program, effective January 21, 2016		10-Q	2/25/2016

10.12+	Form of Director Restricted Stock Units Initial Grant Agreement		10-Q	3/1/2013

10.13+	Form of Director Restricted Stock Units Initial Grant Agreement for Mid-Year Directors		10-Q	3/1/2013

10.14+	Form of Director Restricted Stock Units Succeeding Grant Agreement		10-Q	3/1/2013

10.15+	Form of Director Restricted Stock Units Succeeding Grant Agreement for Mid-Year Directors		10-Q	3/1/2013

10.16+	Form of Director Restricted Stock Units Conversion Grant Agreement		10-Q	3/1/2013

Tables of Contents

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference Form/File No.	Date

10.17+
Forms of Equity Grant Agreements: Restricted Stock Unit, CEO TSR Performance-Based Restricted Stock Unit, CEO Restricted Stock Unit, Executive TSR Performance-Based Restricted Stock Unit, EVP Restricted Stock Unit, Restricted Stock Unit - MSPP Purchased, Restricted Stock Unit- MSPP Matching, Stock Option
X

10.18+
Forms of Equity Grant Agreements: CEO Restricted Stock Unit, CEO TSR Performance-Based Restricted Stock Unit, Executive Restricted Stock Unit, EVP/SVP TSR Performance-Based Restricted Stock Unit, Restricted Stock Unit, and Stock Option Agreement
			10-K	9/1/2016

10.19+	Form of Amended and Restated 2005 Equity Incentive Plan Non-Qualified Stock Option Grant Agreement: New Hire, Promotion, Retention or Focal Grant		10-K	9/13/2013

10.20+	Form of Amended and Restated 2005 Equity Incentive Plan Grant Agreement - Restricted Stock Unit (Performance-Based Vesting QBO Subscriptions)		10-Q	11/21/2014

10.21+	Form of CEO Restricted Stock Unit Agreement - time-based vesting (deferred release)		10-K	9/1/2015

10.22+	Form of CEO Restricted Stock Unit Agreement - performance-based - Total Shareholder Return Goals (deferred release)		10-K	9/1/2015

10.23+	Form of Restricted Stock Unit Agreement (service-based vesting)		10-K	9/13/2012

10.24+	Form of Restricted Stock Unit Agreement (executive vesting)		10-K	9/13/2012

10.25+	Form of Executive Performance-Based Restricted Stock Unit Agreement (three year operating goals)		10-K	9/13/2012

10.26+	Form of Executive Performance-Based Restricted Stock Unit Agreement (total shareholder return objectives)		10-K	9/13/2012

10.27+	Form of Restricted Stock Unit Agreement (CEO vesting)		10-K	9/13/2012

10.28+	Form of CEO Performance-Based Restricted Stock Unit Agreement (three year operating goals)		10-K	9/13/2012

10.29+	Form of CEO Performance-Based Restricted Stock Unit Agreement (total shareholder return objectives)		10-K	9/13/2012

10.30+	Form of Performance-Based Restricted Stock Unit Agreement (total shareholder return goals)		10-K	9/12/2014

10.31+	Form of CEO Performance-Based Restricted Stock Unit Agreement (one year operating goal)		10-K	9/16/2010

10.32+	Form of CEO Performance-Based Restricted Stock Unit Agreement (three year operating goals)		10-K	9/16/2010

10.33+	Form of CEO Performance-Based Restricted Stock Unit Agreement (total shareholder return objectives)		10-K	9/16/2010

10.34+	Third Amended and Restated Management Stock Purchase Program		10-Q	5/24/2016

10.35+	Second Amended and Restated Management Stock Purchase Program		10-Q	2/29/2012

10.36+	Form of Restricted Stock Unit Grant Agreement for MSPP Purchased Award		10-K	9/13/2012

10.37+	Form of Restricted Stock Unit Grant Agreement for MSPP Matching Award		10-K	9/13/2012

Tables of Contents

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference Form/File No.	Date
10.38+
Forms of Restricted Stock Unit Agreements: Intuit Inc. MSPP Matching Award Agreement; Intuit Inc. Performance-Based Vesting Agreement; Homestead Technologies Inc. Service-Based Vesting Agreement; and Intuit Inc. Service-Based Vesting Agreement
			10-Q	12/4/2008

10.39+	PayCycle, Inc. 1999 Equity Incentive Plan, as amended, effective November 1, 1999		S-8	8/5/2009

10.40+	Form of Intuit Inc. Stock Option Assumption Agreement		S-8	8/5/2009

10.41+	Form of Executive Promotion/New Hire Stock Option Agreement		10-K	9/12/2008

10.42+	Form of Executive Restricted Stock Unit Agreement (performance vesting)		10-K	9/12/2008

10.43+	Intuit Executive Relocation Policy		10-K	9/15/2009

10.44+	Intuit Inc. 2005 Executive Deferred Compensation Plan, effective January 1, 2005		10-Q	12/10/2004

10.45+	Intuit Inc. Performance Incentive Plan for Fiscal Year 2016		10-K	9/1/2015

10.46+	Intuit Inc. Performance Incentive Plan for Fiscal Year 2017		10-K	9/1/2016

10.47+	Intuit Inc. Performance Incentive Plan for Fiscal Year 2018	X

10.48+	Intuit Executive Deferred Compensation Plan, effective March 15, 2002		10-Q	5/31/2002

10.49+	Intuit Senior Executive Incentive Plan amended and restated effective August 1, 2012 and approved by stockholders on January 17, 2013		10-K	9/13/2013

10.50+	Form of Indemnification Agreement entered into by Intuit with each of its directors and certain officers		10-Q	2/23/2017

10.51+	Amendment dated December 1, 2008 to Letter Regarding Terms of Employment by and between Intuit Inc. and Mr. R. Neil Williams dated November 2, 2007		10-Q	12/4/2008

10.52+	Employment offer letter between Intuit Inc. and Sasan Goodarzi dated June 24, 2011 and Employment memo dated July 23, 2013 to Sasan Goodarzi		10-K	9/13/2013

10.53+	Employment memo dated August 14, 2014 to Sasan Goodarzi		10--K	9/12/2014

10.54+	Employment memo dated August 20, 2015 to Sasan Goodarzi		10-K	9/1/2015

10.55+	Employment offer letter between Intuit Inc. and Daniel Wernikoff dated February 12, 2003		10-K	9/13/2013

10.56+	Employment memo dated August 29, 2016 to Daniel Wernikoff		10-K	9/1/2016

10.57+	Employment memo dated August 23, 2017 to Daniel Wernikoff	X

10.58+	Amendment dated December 1, 2008 to Letter Regarding Terms of Employment by and between Intuit Inc. and Mr. Brad D. Smith dated October 1, 2007		10-Q	12/4/2008

10.59+	Letter Regarding Terms of Employment by and between Intuit Inc. and Mr. Brad D. Smith, dated October 1, 2007		8-K	10/5/2007

10.60+	Letter Regarding Terms of Employment by and between Intuit Inc. and Mr. R. Neil Williams, dated November 2, 2007		8-K	11/8/2007

Tables of Contents

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference Form/File No.	Date

10.61+	Employment offer letter between Intuit Inc. and Tayloe Stansbury dated April 27, 2009		10-K	9/12/2014

10.62
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

10.63
Five Year Credit Agreement dated as of February 17, 2012, by and among Intuit Inc., the Lenders parties thereto, JPMorgan Chase Bank, N.A. as administrative agent, U.S. Bank National Association and Wells Fargo Bank, National Association, as co-syndication agents, and Union Bank, N.A. as documentation agent
			10-Q	2/29/2012

10.64	Free On-Line Electronic Tax Filing Agreement Amendment, effective as of October 30, 2005 between the Internal Revenue Service and the Free File Alliance, LLC		10-Q	12/5/2005

10.65	Free On-Line Electronic Tax Filing Agreement Amendment dated November 5, 2009 between the Internal Revenue Service and the Free File Alliance, LLC		10-Q	12/4/2009

10.66	Free On-Line Electronic Tax Filing Agreement Amendment, effective as of October 30, 2014, between the Internal Revenue Service and Free File, Inc.		10-K	9/12/2014

10.67	Seventh Memorandum of Understanding on Service Standards and Disputes between the Internal Revenue Service and Free File, Incorporated, effective October 31, 2015		10-K	9/1/2015

10.68#	Master Services Agreement between Intuit and Arvato Services, Inc., dated May 28, 2003		10-K	9/19/2003

10.69	Second Amendment to Master Service Agreement between Intuit and Arvato Services, Inc., effective May 29, 2007		10-K	9/14/2007

10.70#	Amendment 3 to Master Services Agreement between Intuit and Arvato Services, Inc., effective April 1, 2008		10-Q	5/30/2008

10.71#	Amendment 5 to the Master Services Agreement between Intuit and Arvato Digital Services LLC effective August 19, 2010		10-Q	12/6/2010

10.72	Amended and Restated Amendment Seven to the Master Service Agreement by and between Intuit and Arvato Digital Services effective September 1, 2013		10-Q	11/22/2013

10.73	Amendment 8 to the Master Services Agreement between Intuit and Arvato Digital Services LLC effective August 1, 2014		10-K	9/12/2014

10.74#	Agreement of Purchase and Sale and Joint Escrow Instructions by and between Intuit Inc. and Kilroy Realty, L.P.		8-K	11/16/2015

10.75	Lease Agreement dated as of July 31, 2003 between Intuit and Charleston Properties for 2475, 2500, 2525, 2535 and 2550 Garcia Avenue, Mountain View, CA		10-K	9/19/2003

10.76	Lease Agreement dated as of July 31, 2003 between Intuit and Charleston Properties for 2650, 2675, 2700 and 2750 Coast Avenue and 2600 Casey Avenue, Mountain View, California		10-K	9/19/2003

10.77	Second Amendment to Lease Agreement Phase 1, effective January 1, 2011, between Intuit Inc. and Charleston Properties		10-Q	3/1/2011

Tables of Contents

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference Form/File No.	Date

10.78	Third Amendment to Lease Agreement Phase 2, effective January 1, 2011, between Intuit Inc. and Charleston Properties		10-Q	3/1/2011

21.01	List of Intuit’s Subsidiaries	X

23.01	Consent of Independent Registered Public Accounting Firm	X

24.01	Power of Attorney (see signature page)	X

31.01	Certification of Chief Executive Officer	X

31.02	Certification of Chief Financial Officer	X

32.01*	Section 1350 Certification (Chief Executive Officer)	X

32.02*	Section 1350 Certification (Chief Financial Officer)	X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X

101.SCH	XBRL Taxonomy Extension Schema	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase	X
______________________

+	Indicates a management contract or compensatory plan or arrangement.
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