Form 10-Q
period 2017-10-31
INTUIT INC
filed 2017-11-20
CIK 896878

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended October 31, 2017
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☑	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐
(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 255,649,800 shares of Common Stock, $0.01 par value, were outstanding at November 14, 2017.

INTUIT INC. FORM 10-Q INDEX

Page
PART I - FINANCIAL INFORMATION

ITEM 1: Financial Statements (Unaudited)

Condensed Consolidated Statements of Operations for the three months ended October 31, 2017 and 2016	4

Condensed Consolidated Statements of Comprehensive Loss for the three months ended October 31, 2017 and 2016	5

Condensed Consolidated Balance Sheets at October 31, 2017 and July 31, 2017	6

Condensed Consolidated Statements of Stockholders’ Equity for the three months ended October 31, 2017 and 2016	7

Condensed Consolidated Statements of Cash Flows for the three months ended October 31, 2017 and 2016	8

Notes to Condensed Consolidated Financial Statements	9

ITEM 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

ITEM 3: Quantitative and Qualitative Disclosures about Market Risk	32

ITEM 4: Controls and Procedures	33

PART II - OTHER INFORMATION

ITEM 1: Legal Proceedings	34

ITEM 1A: Risk Factors	34

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds	45

ITEM 6: Exhibits	45

Signatures	46

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
EX-101.CAL XBRL Taxonomy Extension Calculation Linkbase
EX-101.LAB XBRL Taxonomy Extension Label Linkbase
EX-101.PRE XBRL Taxonomy Extension Presentation Linkbase
EX-101.DEF XBRL Taxonomy Extension Definition Linkbase
Intuit, the Intuit logo, QuickBooks, TurboTax, Intuit ProConnect, Lacerte, ProSeries, and Mint, among others, are registered trademarks and/or registered service marks of Intuit Inc., or one of its subsidiaries, in the United States and other countries. Other parties’ marks are the property of their respective owners.

Intuit Q1 Fiscal 2018 Form 10-Q	2

Forward-Looking Statements
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

•
our plans with respect to the adoption of Topic 606, including the adoption timing and methodology, as well our expectations and beliefs with respect to its impact on our revenue growth rates and on the timing of our quarterly revenue recognition;

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

Intuit Q1 Fiscal 2018 Form 10-Q	3

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

INTUIT INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended
(In millions, except per share amounts)	October 31, 2017	October 31, 2016
Net revenue:
Product	$319	$297
Service and other	567	481
Total net revenue	886	778
Costs and expenses:
Cost of revenue:
Cost of product revenue	24	29
Cost of service and other revenue	170	151
Amortization of acquired technology	2	3
Selling and marketing	308	283
Research and development	293	246
General and administrative	145	126
Amortization of other acquired intangible assets	1	1
Total costs and expenses	943	839
Operating loss	(57)	(61)
Interest expense	(5)	(9)
Interest and other income (expense), net	3	(2)
Loss before income taxes	(59)	(72)
Income tax benefit	(42)	(42)
Net loss	$(17)	$(30)

Basic net loss per share	$(0.07)	$(0.12)
Shares used in basic per share calculations	256	258

Diluted net loss per share	$(0.07)	$(0.12)
Shares used in diluted per share calculations	256	258

Cash dividends declared per common share	$0.39	$0.34
See accompanying notes.

Intuit Q1 Fiscal 2018 Form 10-Q	4

INTUIT INC. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (unaudited)

	Three Months Ended
(In millions)	October 31, 2017	October 31, 2016

Net loss	$(17)	$(30)
Other comprehensive income (loss), net of income taxes:
Unrealized losses on available-for-sale debt securities	—	(1)
Foreign currency translation losses	(6)	(4)
Total other comprehensive loss, net	(6)	(5)
Comprehensive loss	$(23)	$(35)

See accompanying notes.

Intuit Q1 Fiscal 2018 Form 10-Q	5

INTUIT INC. CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(In millions)	October 31, 2017	July 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$529	$529
Investments	248	248
Accounts receivable, net	116	103
Income taxes receivable	61	63
Prepaid expenses and other current assets	142	100
Current assets before funds held for customers	1,096	1,043
Funds held for customers	319	372
Total current assets	1,415	1,415
Long-term investments	31	31
Property and equipment, net	1,016	1,030
Goodwill	1,294	1,295
Acquired intangible assets, net	18	22
Long-term deferred income taxes	144	132
Other assets	146	143
Total assets	$4,064	$4,068

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$450	$50
Accounts payable	220	157
Accrued compensation and related liabilities	146	300
Deferred revenue	799	887
Other current liabilities	183	178
Current liabilities before customer fund deposits	1,798	1,572
Customer fund deposits	319	372
Total current liabilities	2,117	1,944
Long-term debt	425	438
Long-term deferred revenue	191	202
Other long-term obligations	128	130
Total liabilities	2,861	2,714
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock and additional paid-in capital	4,999	4,857
Treasury stock, at cost	(10,948)	(10,778)
Accumulated other comprehensive loss	(28)	(22)
Retained earnings	7,180	7,297
Total stockholders’ equity	1,203	1,354
Total liabilities and stockholders’ equity	$4,064	$4,068
See accompanying notes.

Intuit Q1 Fiscal 2018 Form 10-Q	6

INTUIT INC. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)

(In millions, except shares in thousands)	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
Balance at July 31, 2017	255,668	$4,857	$(10,778)	$(22)	$7,297	$1,354
Comprehensive loss	—	—	—	(6)	(17)	(23)
Issuance of stock under employee stock plans, net of shares withheld for employee taxes	1,224	44		—	—	44
Stock repurchases under stock repurchase programs	(1,225)	—	(170)	—	—	(170)
Dividends and dividend rights declared ($0.39 per share)	—	—	—	—	(100)	(100)
Share-based compensation expense	—	98	—	—	—	98
Balance at October 31, 2017	255,667	$4,999	$(10,948)	$(28)	$7,180	$1,203

(In millions, except shares in thousands)	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
Balance at July 31, 2016	257,853	$4,445	$(9,939)	$(32)	$6,687	$1,161
Comprehensive loss	—	—	—	(5)	(30)	(35)
Issuance of stock under employee stock plans, net of shares withheld for employee taxes	975	(2)	—	—	—	(2)
Stock repurchases under stock repurchase programs	(1,760)	—	(192)	—	—	(192)
Dividends and dividend rights declared ($0.34 per share)	—	—	—	—	(89)	(89)
Cumulative effect of change in accounting principle	—	6	—	—	(4)	2
Share-based compensation expense	—	91	—	—	—	91
Balance at October 31, 2016	257,068	$4,540	$(10,131)	$(37)	$6,564	$936

See accompanying notes.

Intuit Q1 Fiscal 2018 Form 10-Q	7

INTUIT INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended
(In millions)	October 31, 2017	October 31, 2016
Cash flows from operating activities:
Net loss	$(17)	$(30)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	60	49
Amortization of acquired intangible assets	5	6
Share-based compensation expense	97	89
Deferred income taxes	(11)	(9)
Other	2	1
Total adjustments	153	136
Changes in operating assets and liabilities:
Accounts receivable	(14)	(14)
Income taxes receivable	2	(38)
Prepaid expenses and other assets	(25)	(50)
Accounts payable	61	(2)
Accrued compensation and related liabilities	(147)	(148)
Deferred revenue	(99)	(67)
Other liabilities	8	8
Total changes in operating assets and liabilities	(214)	(311)
Net cash used in operating activities	(78)	(205)
Cash flows from investing activities:
Purchases of corporate and customer fund investments	(86)	(125)
Sales of corporate and customer fund investments	38	298
Maturities of corporate and customer fund investments	46	22
Net change in cash and cash equivalents held to satisfy customer fund obligations	53	(22)
Net change in customer fund deposits	(53)	22
Purchases of property and equipment	(50)	(86)
Other	(23)	(11)
Net cash provided by (used in) investing activities	(75)	98
Cash flows from financing activities:
Proceeds from borrowings under revolving credit facility	400	100
Repayment of debt	(13)	—
Proceeds from issuance of stock under employee stock plans	83	43
Payments for employee taxes withheld upon vesting of restricted stock units	(39)	(45)
Cash paid for purchases of treasury stock	(168)	(175)
Dividends and dividend rights paid	(105)	(89)
Net cash provided by (used in) financing activities	158	(166)
Effect of exchange rates on cash and cash equivalents	(5)	(5)
Net decrease in cash and cash equivalents	—	(278)
Cash and cash equivalents at beginning of period	529	638
Cash and cash equivalents at end of period	$529	$360

See accompanying notes.

Intuit Q1 Fiscal 2018 Form 10-Q	8

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

Basis of Presentation
These condensed consolidated financial statements include the financial statements of Intuit and its wholly owned subsidiaries. We have eliminated all significant intercompany balances and transactions in consolidation. We have included all adjustments, consisting only of normal recurring items, which we considered necessary for a fair presentation of our financial results for the interim periods presented. We have reclassified certain amounts previously reported in our financial statements to conform to the current presentation, including amounts related to reportable segments. See Note 9, “Segment Information,” for more information.
These unaudited condensed consolidated financial statements and accompanying notes should be read together with the audited consolidated financial statements in Item 8 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2017. Results for the three months ended October 31, 2017 do not necessarily indicate the results we expect for the fiscal year ending July 31, 2018 or any other future period.

Seasonality
Our Consumer offerings have significant seasonal patterns and revenue from those income tax preparation products and services is heavily concentrated in our third fiscal quarter ending April 30.

Significant Accounting Policies
We describe our significant accounting policies in Note 1 to the financial statements in Item 8 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2017. There have been no changes to our significant accounting policies during the first three months of fiscal 2018.

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

Intuit Q1 Fiscal 2018 Form 10-Q	9

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
The following table presents the composition of shares used in the computation of basic and diluted net loss per share for the periods indicated.

	Three Months Ended
(In millions, except per share amounts)	October 31, 2017	October 31, 2016
Numerator:
Net loss	$(17)	$(30)

Denominator:
Shares used in basic per share amounts:
Weighted average common shares outstanding	256	258

Shares used in diluted per share amounts:
Weighted average common shares outstanding	256	258
Dilutive common equivalent shares from stock options
and restricted stock awards	—	—
Dilutive weighted average common shares outstanding	256	258

Basic and diluted net loss per share:
Basic net loss per share	$(0.07)	$(0.12)

Diluted net loss per share	$(0.07)	$(0.12)

Shares excluded from computation of diluted net loss per share:
Weighted average stock options and restricted stock units that would have been included in the computation of dilutive common equivalent shares outstanding if net income had been reported in the period	12	12

Weighted average stock options and restricted stock units that would have been excluded from the computation of dilutive common equivalent shares outstanding if net income had been reported in the period due to their anti-dilutive effect	2	4

Concentration of Credit Risk and Significant Customers
No customer accounted for 10% or more of total net revenue in the three months ended October 31, 2017 or October 31, 2016. No customer accounted for 10% or more of gross accounts receivable at October 31, 2017 or July 31, 2017.

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

Intuit Q1 Fiscal 2018 Form 10-Q	10

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
Revenue Recognition - In May 2014 the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),”and in August 2015 the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date,” which defers the effective date of ASU 2014-09 by one year. This new standard supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of the new standard is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible that more judgment and estimates may be required within the revenue recognition process than is required under present U.S. GAAP. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price, and allocating the transaction price to each separate performance obligation. The new standard also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. The new standard is effective for reporting periods beginning after December 15, 2017, which means that it will be effective for us in the first quarter of our fiscal year beginning August 1, 2018.
We plan to adopt Topic 606 utilizing the full retrospective transition method when it becomes effective for us in the first fiscal quarter beginning August 1, 2018.
We have completed our preliminary assessment of the new standard and are continuing to assess all potential impacts of the standard. We currently believe the most significant changes will be the timing of revenue recognition related to our QuickBooks desktop solutions and our consumer and professional tax desktop solutions.
Under the current standard, we recognize substantially all of the revenue for QuickBooks desktop solutions ratably over the period that enhancements and connected services are provided, which is approximately three years. Under the new standard, we will recognize software license revenue for QuickBooks desktop solutions at the time the license is delivered. Due to the upfront recognition of Quickbooks desktop solutions, upon adoption, we will remove deferred revenue from our liabilities through a cumulative adjustment to retained earnings. We expect the timing of QuickBooks desktop revenue in our Small Business & Self-Employed reporting segment to shift to earlier quarters within each fiscal year as a result of these changes.
With respect to our consumer and professional tax desktop solutions, under the current standard, we recognize all revenue related to the desktop solutions as services are provided. Under the new standard, we will recognize revenue for the desktop tax preparation software license and related tax form updates as they are delivered. We will recognize revenue for our electronic filing and connected services as those services are provided. As sales and delivery of desktop tax preparation software solutions are concentrated from November through April, we expect the timing of the related desktop revenue for our Consumer and Strategic Partner reporting segments to shift to earlier quarters within each fiscal year as a result of these changes.

Intuit Q1 Fiscal 2018 Form 10-Q	11

Under Topic 606 we do not expect our annual total and reporting segment revenue growth rates to be significantly different as compared to growth rates under the current standard.
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

	October 31, 2017				July 31, 2017
(In millions)	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Cash equivalents, primarily time deposits	$28	$—	$—	$28	$181	$—	$—	$181
Available-for-sale debt securities:
Municipal bonds	—	55	—	55	—	63	—	63
Corporate notes	—	383	—	383	—	382	—	382
U.S. agency securities	—	10	—	10	—	3	—	3
Municipal auction rate securities	—	—	15	15	—	—	15	15
Total available-for-sale securities	—	448	15	463	—	448	15	463
Total assets measured at fair value on a recurring basis	$28	$448	$15	$491	$181	$448	$15	$644

Intuit Q1 Fiscal 2018 Form 10-Q	12

The following table summarizes our cash equivalents and available-for-sale debt securities by balance sheet classification and level in the fair value hierarchy at the dates indicated.

	October 31, 2017				July 31, 2017
(In millions)	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents:
In cash and cash equivalents	$28	$—	$—	$28	$181	$—	$—	$181
Available-for-sale securities:
In investments	$—	$248	$—	$248	$—	$248	$—	$248
In funds held for customers	—	200	—	200	—	200	—	200
In long-term investments	—	—	15	15	—	—	15	15
Total available-for-sale securities	$—	$448	$15	$463	$—	$448	$15	$463

We value our Level 1 assets, consisting primarily of time deposits, using quoted prices in active markets for identical instruments. Financial assets whose fair values we measure on a recurring basis using Level 2 inputs consist of municipal bonds, corporate notes, and U.S. agency securities. We measure the fair values of these assets with the help of a pricing service that either provides quoted market prices in active markets for identical or similar securities or uses observable inputs for their pricing without applying significant adjustments. Our fair value processes include controls that are designed to ensure that we record appropriate fair values for our Level 2 investments. These controls include comparison to pricing provided by a secondary pricing service or investment manager, validation of pricing sources and models, review of key model inputs, analysis of period-over-period price fluctuations, and independent recalculation of prices where appropriate.
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
There were no transfers between Level 1, Level 2, and Level 3 of the fair value hierarchy during the three months ended October 31, 2017.

3. Cash and Cash Equivalents, Investments, and Funds Held for Customers
We consider highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. Cash equivalents consist primarily of time deposits in all periods presented. Investments at October 31, 2017 consisted of available-for-sale investment-grade debt securities that we carried at fair value. Funds held for customers consist of cash and cash equivalents and investment grade available-for-sale debt securities in all periods presented. Except for direct obligations of the United States government, securities issued by agencies of the United States government, and money market funds, we diversify our investments in debt securities by limiting our holdings with any individual issuer.
The following table summarizes our cash and cash equivalents, investments, and funds held for customers by balance sheet classification at the dates indicated.

	October 31, 2017		July 31, 2017
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Classification on balance sheets:
Cash and cash equivalents	$529	$529	$529	$529
Investments	248	248	247	248
Funds held for customers	319	319	372	372
Long-term investments	31	31	31	31
Total cash and cash equivalents, investments, and funds held for customers	$1,127	$1,127	$1,179	$1,180

Intuit Q1 Fiscal 2018 Form 10-Q	13

The following table summarizes our cash and cash equivalents, investments, and funds held for customers by investment category at the dates indicated.

	October 31, 2017		July 31, 2017
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Type of issue:
Total cash and cash equivalents	$648	$648	$701	$701
Available-for-sale debt securities:
Municipal bonds	55	55	63	63
Corporate notes	383	383	381	382
U.S. agency securities	10	10	3	3
Municipal auction rate securities	15	15	15	15
Total available-for-sale debt securities	463	463	462	463
Other long-term investments	16	16	16	16
Total cash and cash equivalents, investments, and funds held for customers	$1,127	$1,127	$1,179	$1,180

We use the specific identification method to compute gains and losses on investments. We include realized gains and losses on our available-for-sale debt securities in interest and other income or expense on our statements of operations. Gross realized gains and losses on our available-for-sale debt securities for the three months ended October 31, 2017 and October 31, 2016 were not significant.
We accumulate unrealized gains and losses on our available-for-sale debt securities, net of tax, in accumulated other comprehensive income or loss in the stockholders’ equity section of our balance sheets. Gross unrealized gains and losses on our available-for-sale debt securities at October 31, 2017 and July 31, 2017 were not significant.
We periodically review our investment portfolios to determine if any investment is other-than-temporarily impaired due to changes in credit risk or other potential valuation concerns. We believe that the investments we held at October 31, 2017 were not other-than-temporarily impaired. Unrealized losses on available-for-sale debt securities at October 31, 2017 were not significant and were due to changes in interest rates, including market credit spreads, and not due to increased credit risks associated with specific securities. We do not intend to sell these investments. In addition, it is more likely than not that we will not be required to sell them before recovery at par, which may be at maturity.
The following table summarizes our available-for-sale debt securities classified by the stated maturity date of the security at the dates indicated.

	October 31, 2017		July 31, 2017
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$197	$197	$209	$209
Due within two years	162	162	164	164
Due within three years	70	70	59	60
Due after three years	34	34	30	30
Total available-for-sale debt securities	$463	$463	$462	$463

4. Current Liabilities

Short-Term Debt
On February 1, 2016 we entered into a master credit agreement with certain institutional lenders for a five-year credit facility in an aggregate principal amount of $1.5 billion. The master credit agreement includes a $500 million unsecured term loan and a $1 billion unsecured revolving credit facility. At October 31, 2017, $475 million was outstanding under the term loan, of which $50 million was classified as short-term debt. See Note 5, “Long-Term Obligations and Commitments – Long-Term Debt,” for more information regarding the term loan.

Intuit Q1 Fiscal 2018 Form 10-Q	14

Unsecured Revolving Credit Facility
The master credit agreement we entered into on February 1, 2016 includes a $1 billion unsecured revolving credit facility that will expire on February 1, 2021. Under the master credit agreement we may, subject to certain customary conditions, on one or more occasions increase commitments under the revolving credit facility in an amount not to exceed $250 million in the aggregate and may extend the maturity date up to two times. Advances under the revolving credit facility accrue interest at rates that are equal to, at our election, either Bank of America's alternate base rate plus a margin that ranges from 0.0% to 0.5% or the London Interbank Offered Rate (LIBOR) plus a margin that ranges from 0.9% to 1.5%. Actual margins under either election will be based on our senior debt credit ratings. The master credit agreement includes customary affirmative and negative covenants, including financial covenants that require us to maintain a ratio of total debt to annual earnings before interest, taxes, depreciation and amortization (EBITDA) of not greater than 3.25 to 1.00 as of any date and a ratio of annual EBITDA to annual interest expense of not less than 3.00 to 1.00 as of the last day of each fiscal quarter. We remained in compliance with these covenants at all times during the quarter ended October 31, 2017. During the three months ended October 31, 2017 we borrowed $400 million under this revolving credit facility and at October 31, 2017 $400 million was outstanding. We paid $1 million in cash for interest on the revolving credit facility during the three months ended October 31, 2017. Cash paid for interest on the revolving credit facility during the three months ended October 31, 2016 was not significant.

Other Current Liabilities
Other current liabilities were as follows at the dates indicated:

(In millions)	October 31, 2017	July 31, 2017
Executive deferred compensation plan liabilities	$95	$83
Reserve for promotional discounts and rebates	18	19
Reserve for product returns	7	7
Current portion of license fee payable	10	10
Current portion of deferred rent	5	6
Current portion of dividend payable	5	9
Other	43	44
Total other current liabilities	$183	$178

The balances of several of our other current liabilities, particularly our reserves for product returns and promotional discounts and rebates, are affected by the seasonality of our business. See Note 1, “Description of Business and Summary of Significant Accounting Policies – Seasonality,” for more information.

5. Long-Term Obligations and Commitments

Long-Term Debt
On February 1, 2016 we entered into a master credit agreement with certain institutional lenders for a five-year credit facility in an aggregate principal amount of $1.5 billion, which includes a $500 million unsecured term loan. Under the master credit agreement we may, subject to certain customary conditions, on one or more occasions increase commitments under the term loan in an amount not to exceed $500 million in the aggregate. The term loan accrues interest at rates that are equal to, at our election, either Bank of America's alternate base rate plus a margin that ranges from 0.125% to 0.875% or LIBOR plus a margin that ranges from 1.125% to 1.875%. Actual margins under either election will be based on our senior debt credit ratings. The master credit agreement includes customary affirmative and negative covenants. See Note 4, “Current Liabilities – Unsecured Revolving Credit Facility,” for more information. The term loan is subject to quarterly principal payments, which began in July 2017, of 2.5% of the original loan amount, with the balance payable on February 1, 2021. At October 31, 2017, $475 million was outstanding under the term loan, of which $50 million was classified as short-term debt. Interest on the term loan is payable monthly. We paid $3 million and $2 million in cash for interest on the term loan during the three months ended October 31, 2017 and October 31, 2016 respectively.

Intuit Q1 Fiscal 2018 Form 10-Q	15

Other Long-Term Obligations
Other long-term obligations were as follows at the dates indicated:

(In millions)	October 31, 2017	July 31, 2017
Total deferred rent	$48	$49
Long-term income tax liabilities	54	53
Total license fee payable	18	18
Total dividend payable	9	13
Long-term deferred income tax liabilities	7	7
Other	15	16
Total long-term obligations	151	156
Less current portion (included in other current liabilities)	(23)	(26)
Long-term obligations due after one year	$128	$130

Operating Lease Commitments and Unconditional Purchase Obligations
We describe our operating lease commitments and purchase obligations in Note 8 to the financial statements in Item 8 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2017. On September 13, 2017 we signed an agreement that includes a minimum purchase commitment of $450 million through August 31, 2022. There were no other significant changes in our operating lease commitments or purchase obligations during the three months ended October 31, 2017.

6. Income Taxes

Effective Tax Rate
We compute our provision for or benefit from income taxes by applying the estimated annual effective tax rate to income or loss from recurring operations and adding the effects of any discrete income tax items specific to the period.
In the first quarter of fiscal 2017 we adopted ASU 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” As a result, we recognized excess tax benefits on share-based compensation of $25 million and $19 million in our provision for income taxes for the three months ended October 31, 2017 and 2016 respectively.
Our effective tax rate for the three months ended October 31, 2017 was approximately 72%. Excluding discrete tax items primarily related to share-based compensation tax benefits resulting from the adoption of ASU 2016-09, our effective tax rate for the period was 33% and did not differ significantly from the federal statutory rate of 35%. The tax benefit we received from the domestic production activities deduction and the federal research and experimentation credit were partially offset by the tax expense related to state income taxes and nondeductible share-based compensation.
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

Unrecognized Tax Benefits and Other Considerations
The total amount of our unrecognized tax benefits at July 31, 2017 was $61 million. Net of related deferred tax assets, unrecognized tax benefits were $38 million at that date. If we were to recognize these net benefits, our income tax expense would reflect a favorable net impact of $38 million. There were no material changes to these amounts during the three months ended October 31, 2017. We do not believe that it is reasonably possible that there will be a significant increase or decrease in our unrecognized tax benefits over the next 12 months.

Intuit Q1 Fiscal 2018 Form 10-Q	16

7. Stockholders’ Equity

Stock Repurchase Programs and Treasury Shares
Intuit’s Board of Directors has authorized a series of common stock repurchase programs. Shares of common stock repurchased under these programs become treasury shares. We repurchased 1.2 million shares for $170 million under these programs during the three months ended October 31, 2017. Included in this amount were $2 million of repurchases which occurred in late October 2017 and were settled in early November 2017. At October 31, 2017, we had authorization from our Board of Directors to expend up to an additional $1.4 billion for stock repurchases. Future stock repurchases under the current programs are at the discretion of management, and authorization of future stock repurchase programs is subject to the final determination of our Board of Directors.
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

Dividends on Common Stock
During the three months ended October 31, 2017 we declared and paid quarterly cash dividends that totaled $0.39 per share of outstanding common stock or $105 million. In November 2017 our Board of Directors declared a quarterly cash dividend of $0.39 per share of outstanding common stock payable on January 18, 2018 to stockholders of record at the close of business on January 10, 2018. Future declarations of dividends and the establishment of future record dates and payment dates are subject to the final determination of our Board of Directors.

Share-Based Compensation Expense
The following table summarizes the total share-based compensation expense that we recorded in operating loss for the periods shown.

	Three Months Ended
(In millions)	October 31, 2017	October 31, 2016
Cost of revenue	$3	$2
Selling and marketing	25	25
Research and development	39	36
General and administrative	30	26
Total share-based compensation expense	$97	$89

We capitalized $1 million in share-based compensation related to internal use software projects during the three months ended October 31, 2017 and $2 million during the three months ended October 31, 2016.

Intuit Q1 Fiscal 2018 Form 10-Q	17

Share-Based Awards Available for Grant
A summary of share-based awards available for grant under our 2005 Equity Incentive Plan for the three months ended October 31, 2017 was as follows:

(Shares in thousands)	Shares Available for Grant
Balance at July 31, 2017	25,164
Options granted	—
Restricted stock units granted (1)	(521)
Share-based awards canceled/forfeited/expired (1)(2)	1,536
Balance at October 31, 2017	26,179
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

Stock Option Activity and Related Share-Based Compensation Expense

A summary of stock option activity for the three months ended October 31, 2017 was as follows:

	Options Outstanding
(Shares in thousands)	Number of Shares	Weighted Average Exercise Price Per Share
Balance at July 31, 2017	7,488	$104.50
Granted	—	—
Exercised	(671)	80.33
Canceled or expired	(109)	115.17
Balance at October 31, 2017	6,708	$106.74

Exercisable at October 31, 2017	3,262	$88.83

At October 31, 2017, there was approximately $73 million of unrecognized compensation cost related to non-vested stock options with a weighted average vesting period of 2.2 years. We will adjust unrecognized compensation cost for actual forfeitures as they occur.

Restricted Stock Unit Activity and Related Share-Based Compensation Expense
A summary of restricted stock unit (RSU) activity for the three months ended October 31, 2017 was as follows:

	Restricted Stock Units
(Shares in thousands)	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at July 31, 2017	8,636	$98.76
Granted	226	140.80
Vested	(681)	65.30
Forfeited	(568)	76.70
Nonvested at October 31, 2017	7,613	$104.65

At October 31, 2017, there was approximately $626 million of unrecognized compensation cost related to non-vested RSUs with a weighted average vesting period of 2.2 years. We will adjust unrecognized compensation cost for actual forfeitures as they occur.

Intuit Q1 Fiscal 2018 Form 10-Q	18

8. Litigation
In fiscal 2015 Intuit was contacted by certain state and federal regulatory authorities in connection with inquiries regarding an increase during the 2015 tax season in attempts by criminals using stolen identity information to file fraudulent tax returns and claim refunds. Intuit provided information in response to those inquiries. A consolidated putative class action lawsuit was filed by individuals who claim to have suffered damages in connection with the 2015 events. We believe that the allegations in that lawsuit are without merit, and we intend to vigorously defend against them.
Intuit is subject to certain routine legal proceedings, including class action lawsuits like the suit described above, as well as demands, claims, government inquiries and threatened litigation, that arise in the normal course of our business, including assertions that we may be infringing patents or other intellectual property rights of others. We currently believe that, in addition to any amounts accrued, the amount of potential losses, if any, for any pending claims of any type (either alone or combined) will not have a material impact on our consolidated financial statements. The ultimate outcome of any litigation is uncertain and, regardless of outcome, litigation can have an adverse impact on Intuit because of defense costs, negative publicity, diversion of management resources and other factors. Our failure to obtain necessary license or other rights, or litigation arising out of intellectual property claims could adversely affect our business.

9. Segment Information
In August 2017, we aligned our segment reporting for fiscal 2018 with our core customers and business partners. The Consumer Ecosystem offering moved from the Small Business segment into the Consumer Tax segment. The company also renamed the Small Business, Consumer Tax, and ProConnect segments as the Small Business & Self-Employed, Consumer, and Strategic Partner segments. The Strategic Partner segment will continue to manage our professional tax offerings while now focusing on partners instrumental to the success of Intuit’s ecosystem.
We have defined our three reportable segments, described below, based on factors such as how we manage our operations and how our chief operating decision maker views results. We define the chief operating decision maker as our Chief Executive Officer and our Chief Financial Officer. Our chief operating decision maker organizes and manages our business primarily on the basis of product and service offerings.

Small Business & Self-Employed:  This segment targets small businesses, the self-employed, and the accounting professionals who serve and advise them around the globe. Our offerings include QuickBooks financial and business management online services and desktop software, payroll solutions, and payment processing solutions.
Consumer:  This segment targets consumers and includes TurboTax income tax preparation products and services sold in the U.S. and Canada.
Strategic Partner:  This segment targets professional accountants in the U.S. and Canada, who are essential to both small business success and tax preparation and filing. Our professional tax offerings include Lacerte, ProSeries, ProFile, and ProConnect Tax Online.

All of our segments operate primarily in the United States and sell primarily to customers in the United States. International total net revenue was less than 5% of consolidated total net revenue for all periods presented.
We include expenses such as corporate selling and marketing, product development, general and administrative expenses and share-based compensation expenses, which are not allocated to specific segments, in unallocated corporate items. Unallocated corporate items also include amortization of acquired technology, amortization of other acquired intangible assets, and goodwill and intangible asset impairment charges.
The accounting policies of our reportable segments are the same as those described in the summary of significant accounting policies in Note 1 to the financial statements in Item 8 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2017 and in Note 1, "Description of Business and Summary of Significant Accounting Policies – Significant Accounting Policies" in this Quarterly Report on Form 10-Q. Except for goodwill and purchased intangible assets, we do not generally track assets by reportable segment and, consequently, we do not disclose total assets by reportable segment.

Intuit Q1 Fiscal 2018 Form 10-Q	19

The following table shows our financial results by reportable segment for the periods indicated. Segment results for fiscal 2017 have been reclassified to conform to the fiscal 2018 segment presentation, as described earlier in this footnote.

	Three Months Ended
(In millions)	October 31, 2017	October 31, 2016
Net revenue:
Small Business & Self-Employed	$694	$593
Consumer	78	73
Strategic Partner	114	112
Total net revenue	$886	$778

Operating income (loss):
Small Business & Self-Employed	$301	$239
Consumer	(55)	(38)
Strategic Partner	72	70
Total segment operating income	318	271
Unallocated corporate items:
Share-based compensation expense	(97)	(89)
Other common expenses	(275)	(239)
Amortization of acquired technology	(2)	(3)
Amortization of other acquired intangible assets	(1)	(1)
Total unallocated corporate items	(375)	(332)
Total operating loss	$(57)	$(61)

Intuit Q1 Fiscal 2018 Form 10-Q	20

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

You should note that this MD&A contains forward-looking statements that involve risks and uncertainties. Please see the section entitled “Forward-Looking Statements” immediately preceding Part 1 for important information to consider when evaluating such statements.
You should read this MD&A in conjunction with the financial statements and related notes in Part I, Item 1 of this Quarterly Report and our Annual Report on Form 10-K for the fiscal year ended July 31, 2017.

EXECUTIVE OVERVIEW
This overview provides a high-level discussion of our operating results and some of the trends that affect our business. We believe that an understanding of these trends is important in order to understand our financial results as well as our future prospects. This summary is not intended to be exhaustive, nor is it a substitute for the detailed discussion and analysis provided elsewhere in this Quarterly Report on Form 10-Q.

About Intuit
Intuit helps consumers, small businesses, and the self-employed prosper by delivering financial management and compliance products and services. We also provide specialized tax products to accounting professionals, who are key partners that help us reach small business customers. We organize our businesses into three reportable segments – Small Business & Self-Employed, Consumer, and Strategic Partner.

Small Business & Self-Employed:  This segment targets small businesses, the self-employed, and the accounting professionals who serve and advise them around the globe. Our offerings include QuickBooks financial and business management online services and desktop software, payroll solutions, and payment processing solutions.
Consumer:  This segment targets consumers and includes TurboTax income tax preparation products and services sold in the U.S. and Canada.
Strategic Partner:  This segment targets professional accountants in the U.S. and Canada, who are essential to both small business success and tax preparation and filing. Our professional tax offerings include Lacerte, ProSeries, ProFile, and ProConnect Tax Online.

Intuit Q1 Fiscal 2018 Form 10-Q	21

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

• Indispensable connections: Within our One Intuit Ecosystem we strive to build connections between customers, partners, and products on our platform. We also focus on building relationships with strategic partners critical to providing key customer benefits. These include accountants, developers, financial institutions, schools, governments, and other platform companies.

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
Seasonality
Our Consumer offerings have significant seasonal patterns. As a result, during each of the last three fiscal years the total revenue for our third quarter ended April 30 has represented nearly half of our total revenue for those years. We expect the seasonality of our Consumer business to continue to have a significant impact on our quarterly financial results in the future.

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

Intuit Q1 Fiscal 2018 Form 10-Q	22

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
For a complete discussion of the most significant risks and uncertainties affecting our business, please see “Forward-Looking
Statements” immediately preceding Part 1 and “Risk Factors” in Item 1A of Part II of this Quarterly Report.

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
Key highlights for the first quarter of fiscal 2018 include the following:

Revenue of	Small Business & Self-Employed revenue of	Operating loss of
$886 M	$694 M	$57 M
up 14% from same period of fiscal 2017	up 17% from same period of fiscal 2017	down 7% from same period of fiscal 2017

Net loss of	Basic and diluted net loss per share of	Cash, cash equivalents and investments of
$17 M	$0.07	$777 M
down 43% from same period of fiscal 2017	down 42% from same period of fiscal 2017

Intuit Q1 Fiscal 2018 Form 10-Q	23

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant impact on our net revenue, operating income or loss, and net income or loss, as well as on the value of certain assets and liabilities on our balance sheet. We believe that the estimates, assumptions and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2017 have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. We believe that there were no significant changes in those critical accounting policies and estimates during the first three months of fiscal 2018. Senior management has reviewed the development and selection of our critical accounting policies and estimates and their disclosure in this Quarterly Report on Form 10-Q with the Audit and Risk Committee of our Board of Directors.

RESULTS OF OPERATIONS

Financial Overview

(Dollars in millions, except per share amounts)	Q1 FY18	Q1 FY17	$ Change	% Change
Total net revenue	$886	$778	$108	14%
Operating loss	(57)	(61)	4	(7)%
Net loss	(17)	(30)	13	(43)%
Basic and diluted net loss per share	$(0.07)	$(0.12)	$0.05	(42)%
Total net revenue for the first quarter of fiscal 2018 increased $108 million or 14% compared with the same period of fiscal 2017. The increase was primarily attributable to an increase in our Small Business & Self-Employed segment revenue due to growth in the Online Ecosystem. Revenue in our Consumer segment was seasonally light. See “Segment Results” later in this Item 2 for more information about the results for all of our reportable segments.
Operating loss decreased 7% for the first quarter of fiscal 2018 compared with the same period of fiscal 2017 due to the increase in revenue partially offset by higher costs and expenses, including higher spending for staffing, outside services, advertising and other marketing programs, and share-based compensation. See “Operating Expenses” later in this Item 2 for more information.
Net loss decreased 43% for the first quarter of fiscal 2018 compared with the same period of fiscal 2017 due to the decrease in operating loss and a higher effective tax rate in the fiscal 2018 period. The higher effective tax rate was due to increased tax benefits on share-based compensation. See “Non-Operating Income and Expenses - Income Taxes” later in this Item 2 for more information. Basic and diluted net loss per share decreased 42% to $0.07, consistent with the decrease in net loss.

Segment Results
The information below is organized in accordance with our three reportable segments. See “Executive Overview – About Intuit” earlier in this Item 2 and Note 9 to the financial statements in Part I, Item 1 of this Quarterly Report for more information. All of our segments operate primarily in the United States and sell primarily to customers in the United States. International total net revenue was less than 5% of consolidated total net revenue for all periods presented.
Segment operating income or loss is segment net revenue less segment cost of revenue and operating expenses. See “Executive Overview – Industry Trends and Seasonality” earlier in this Item 2 for a description of the seasonality of our business. Segment expenses do not include certain costs, such as corporate selling and marketing, product development, general and administrative expenses, and share-based compensation expenses, which are not allocated to specific segments. These unallocated costs totaled $372 million in the first three months of fiscal 2018 and $328 million in the first three months of fiscal 2017. Unallocated costs increased in the fiscal 2018 period due to increased corporate product development and selling and marketing expenses in support of the growth of our businesses and higher share-based compensation expenses. Segment expenses also do not include amortization of acquired technology, amortization of other acquired intangible assets, and goodwill and intangible asset impairment charges. See Note 9 to the financial statements in Part I, Item 1 of this Quarterly Report for reconciliations of total segment operating income or loss to consolidated operating income or loss for each fiscal period presented.
We calculate revenue growth rates and segment operating margin figures using dollars in thousands. Those results may vary slightly from figures calculated using the dollars in millions presented below.

Intuit Q1 Fiscal 2018 Form 10-Q	24

Small Business & Self-Employed

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

(Dollars in millions)	Q1 FY18	Q1 FY17	% Change
Product revenue	$208	$188	11%
Service and other revenue	486	405	20%
Total segment revenue	$694	$593	17%
% of total revenue	78%	76%

Segment operating income	$301	$239	26%
% of related revenue	43%	40%
Total Small Business & Self-Employed segment revenue increased $101 million or 17% in the first quarter of fiscal 2018 compared with the same period of fiscal 2017 due to growth in Online Ecosystem revenue.
Online Ecosystem
Online Ecosystem revenue of $258 million increased 35% in the first quarter of fiscal 2018 compared with the same period of fiscal 2017 due to customer acquisition. At October 31, 2017 QuickBooks Online subscribers were 2.55 million, up 56% compared with the same point in time a year ago. Online Services revenue increased 15% in the first quarter of fiscal 2018 compared with the same period of fiscal 2017 due to customer growth in online payroll and payments.
Desktop Ecosystem
Desktop Ecosystem revenue of $436 million increased 8% in the first quarter of fiscal 2018 compared with the same period of fiscal 2017 due to growth in QuickBooks Enterprise. QuickBooks Desktop units declined 35%.
Small Business & Self-Employed segment operating income as a percentage of related revenue increased in the first quarter of fiscal 2018 compared with the same period of fiscal 2017. This increase was due to the higher revenue described above partially offset by higher expenses for staffing and advertising and other marketing programs.

Intuit Q1 Fiscal 2018 Form 10-Q	25

Consumer

Product revenue is derived primarily from TurboTax desktop tax return preparation software.
Service and other revenue is derived primarily from TurboTax Online tax return preparation services and electronic tax filing services.

(Dollars in millions)	Q1 FY18	Q1 FY17	% Change
Product revenue	$11	$11	(2)%
Service and other revenue	67	62	9%
Total segment revenue	$78	$73	7%
% of total revenue	9%	10%

Segment operating loss	$(55)	$(38)	44%
% of related revenue	(70)%	(52)%
Total Consumer segment revenue increased 7% to $78 million in the first quarter of fiscal 2018 compared with the same quarter of fiscal 2017. Due to the seasonal nature of our Consumer offerings, we typically generate nominal revenue from Consumer products and services in our first fiscal quarter compared with our second and third fiscal quarters. The majority of revenue for the first quarter of each fiscal year is for the filing of extended returns for the previous tax year. Because of the seasonality of our Consumer revenue, we do not believe that first fiscal quarter revenue in our Consumer segment is indicative of revenue trends for the current fiscal year. We will not have substantially complete results for the 2017 tax season until the third quarter of fiscal 2018.
In our first fiscal quarter, Consumer segment typically generates operating losses because Consumer revenue is nominal while segment operating expenses for functions such as research and development continue at relatively consistent levels. We do not believe that Consumer segment operating results for the first quarter of fiscal 2018 compared with the same quarter of fiscal 2017 are indicative of trends for the full fiscal year.

Intuit Q1 Fiscal 2018 Form 10-Q	26

Strategic Partner

Product revenue is derived primarily from Lacerte, ProSeries, and ProFile desktop tax preparation software products.
Service and other revenue is derived primarily from ProConnect Tax Online tax return preparation, bank products, and related services that complement the tax return preparation process.

(Dollars in millions)	Q1 FY18	Q1 FY17	% Change
Product revenue	$100	$98	2%
Service and other revenue	14	14	1%
Total segment revenue	$114	$112	2%
% of total revenue	13%	14%

Segment operating income	$72	$70	3%
% of related revenue	63%	62%
The Strategic Partner segment targets professional accountants in the U.S. and Canada, who are essential to both small business success and tax preparation and filing.
Total Strategic Partner segment revenue increased slightly in the first quarter of fiscal 2018 compared with the same period of fiscal 2017. Strategic Partner segment operating income as a percentage of related revenue increased slightly in the first three months of fiscal 2018 compared with the same period of fiscal 2017 due to the increase in revenue and relatively stable spending.

Intuit Q1 Fiscal 2018 Form 10-Q	27

Cost of Revenue

(Dollars in millions)	Q1 FY18	% of Related Revenue	Q1 FY17	% of Related Revenue
Cost of product revenue	$24	8%	$29	10%
Cost of service and other revenue	170	30%	151	31%
Amortization of acquired technology	2	n/a	3	n/a
Total cost of revenue	$196	22%	$183	24%
Cost of product revenue as a percentage of related revenue decreased in the first quarter of fiscal 2018 compared with the same period of fiscal 2017 due to the decrease in cost of product revenue and an increase in the related revenue. Cost of product revenue decreased primarily due to the decline in QuickBooks Desktop units, as well as lower costs to provide support for the desktop products. We expense costs of product revenue as they are incurred for delivered software and we do not defer any of these costs when product revenue is deferred.

Operating Expenses

(Dollars in millions)	Q1 FY18	% of Total Net Revenue	Q1 FY17	% of Total Net Revenue
Selling and marketing	$308	35%	$283	36%
Research and development	293	33%	246	32%
General and administrative	145	16%	126	16%
Amortization of other acquired intangible assets	1	—%	1	—%
Total operating expenses	$747	84%	$656	84%
Total operating expenses as a percentage of total net revenue was flat in the first quarter of fiscal 2018 compared to the same quarter of fiscal 2017. Total net revenue for the first quarter of fiscal 2018 increased $108 million or 14% while total operating expenses for the quarter increased $91 million or 14%. Operating expenses increased about $43 million for higher staffing expenses due to higher headcount, $19 million for outside services, $7 million for advertising and other marketing programs, and $7 million for share-based compensation expenses. Share-based compensation expenses have been increasing over time because the total fair value of our share-based awards has generally been increasing.

Non-Operating Income and Expenses
Interest Expense
Interest expense of $5 million for the first three months of fiscal 2018 consisted primarily of interest on our unsecured term loan and unsecured revolving credit facility. Interest expense of $9 million for the first three months of fiscal 2017 consisted primarily of interest on our senior notes and unsecured term loan. In the third quarter of fiscal 2017 we repaid the senior notes when they became due. See Note 4 and Note 5 to the financial statements in Part I, Item 1 of this Quarterly Report for more information.
Interest and Other Income (Expense), Net

(In millions)	Q1 FY18	Q1 FY17
Interest income (1)	$2	$1
Net gain (loss) on executive deferred compensation plan assets (2)	2	(1)
Other	(1)	(2)
Total interest and other income (expense), net	$3	$(2)
(1) Interest income in the first quarter of fiscal 2018 increased compared with the same period of fiscal 2017 due to higher average interest rates partially offset by lower average invested balances.
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

Intuit Q1 Fiscal 2018 Form 10-Q	28

Income Taxes
We compute our provision for or benefit from income taxes by applying the estimated annual effective tax rate to income or loss from recurring operations and adding the effects of any discrete income tax items specific to the period.
In the first quarter of fiscal 2017 we adopted ASU 2016-09. As a result, we recognized excess tax benefits on share-based compensation of $25 million and $19 million in our provision for income taxes for the three months ended October 31, 2017 and 2016 respectively.
Our effective tax rate for the first quarter of fiscal 2018 was approximately 72%. Excluding discrete tax items primarily related to share-based compensation tax benefits resulting from the adoption of ASU 2016-09, our effective tax rate for the period was 33% and did not differ significantly from the federal statutory rate of 35%. See Note 6 to the financial statements in Part I, Item 1 of this Quarterly Report for more information.
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

LIQUIDITY AND CAPITAL RESOURCES

Overview
At October 31, 2017, our cash, cash equivalents and investments totaled $777 million, which was flat compared to July 31, 2017 due to the factors discussed under “Statements of Cash Flows” below. Our primary sources of liquidity have been cash from operations, which entails the collection of accounts receivable for products and services, and borrowings under our credit facility. Our primary uses of cash have been for research and development programs, selling and marketing activities, capital projects, acquisitions of businesses, debt service costs and debt repayment, repurchases of our common stock under our stock repurchase programs, and the payment of cash dividends. As discussed in “Executive Overview – Industry Trends and Seasonality” earlier in this Item 2, our business is subject to significant seasonality. The balance of our cash, cash equivalents, and investments generally fluctuates with that seasonal pattern. We believe the seasonality of our business is likely to continue in the future.
The following table summarizes selected measures of our liquidity and capital resources at the dates indicated:

(Dollars in millions)	October 31, 2017	July 31, 2017	$ Change	% Change
Cash, cash equivalents, and investments	$777	$777	$—	—%
Long-term investments	31	31	—	—%
Short-term debt	450	50	400	800%
Long-term debt	425	438	(13)	(3)%
Working capital (deficit)	(702)	(529)	(173)	33%
Ratio of current assets to current liabilities	0.7 : 1	0.7 : 1
We have historically generated significant cash from operations and we expect to continue to do so during the balance of fiscal 2018. Our cash, cash equivalents, and investments totaled $777 million at October 31, 2017, none of those funds were restricted, and approximately 71% of those funds were located in the U.S. Our unsecured revolving credit facility is available to us for general corporate purposes, including future acquisitions and stock repurchases. In the first quarter of fiscal 2018, we borrowed $400 million under the revolving credit facility for general corporate purposes and share repurchases, as our cash balance in the first fiscal quarter is seasonally low. At October 31, 2017, $400 million was outstanding under the revolving credit facility.
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

Intuit Q1 Fiscal 2018 Form 10-Q	29

Statements of Cash Flows
The following table summarizes selected items from our statements of cash flows for the first three months of fiscal 2018 and fiscal 2017. See the financial statements in Part I, Item 1 of this Quarterly Report for complete statements of cash flows for those periods.

	Three Months Ended
(Dollars in millions)	October 31, 2017	October 31, 2016	$ Change
Net cash provided by (used in):
Operating activities	$(78)	$(205)	$127
Investing activities	(75)	98	(173)
Financing activities	158	(166)	324
Effect of exchange rates on cash and cash equivalents	(5)	(5)	—
Net increase (decrease) in cash and cash equivalents	$—	$(278)	$278

Our primary sources and uses of cash were as follows:
Three Months Ended
October 31, 2017	October 31, 2016
 Sources of cash:

• Borrowings under revolving credit facility
• Issuance of common stock under employee stock plans

 Uses of cash:

• Operations
• Payment of accrued bonuses for fiscal 2017
• Repurchases of shares of our common stock
• Payments of cash dividends
• Capital expenditures
• Repayment of debt

Sources of cash:

• Net sales of investments
• Borrowings under revolving credit facility
• Issuance of common stock under employee stock plans

 Uses of cash:

• Operations
• Payment of accrued bonuses for fiscal 2016
• Repurchases of shares of our common stock
• Payment of cash dividends
• Capital expenditures

Stock Repurchase Programs, Treasury Shares, and Dividends on Common Stock
As described in Note 7 to the financial statements in Part I, Item 1 of this Quarterly Report, during the first three months of fiscal 2018 we continued to repurchase shares of our common stock under repurchase programs that our Board of Directors has authorized. At October 31, 2017, we had authorization from our Board of Directors to expend up to an additional $1.4 billion for stock repurchases. We currently expect to continue repurchasing our common stock on a quarterly basis; however, future stock repurchases under the current program are at the discretion of management, and authorization of future stock repurchase programs is subject to the final determination of our Board of Directors.
During the first three months of fiscal 2018 we also continued to pay quarterly cash dividends on shares of our outstanding common stock. In November 2017 our Board of Directors declared a quarterly cash dividend of $0.39 per share of outstanding common stock payable on January 18, 2018 to stockholders of record at the close of business on January 10, 2018. We currently expect to continue paying comparable cash dividends on a quarterly basis; however, future declarations of dividends and the establishment of future record dates and payment dates are subject to the final determination of our Board of Directors.

Credit Facility
On February 1, 2016 we entered into a master credit agreement with certain institutional lenders for a five-year credit facility in an aggregate principal amount of $1.5 billion. The master credit agreement includes a $500 million unsecured term loan and a $1 billion unsecured revolving credit facility that will expire on February 1, 2021. Under the master credit agreement we may, subject to certain customary conditions, on one or more occasions increase commitments under the revolving credit facility in an amount not to exceed $250 million in the aggregate and may extend the maturity date up to two times. Advances under the revolving credit facility accrue interest at rates that are equal to, at our election, either Bank of America's alternate base rate plus a margin that ranges from 0.0% to 0.5% or the London Interbank Offered Rate (LIBOR) plus a margin that ranges from 0.9% to 1.5%. Actual margins under either election will be based on our senior debt credit ratings. At October 31, 2017, $400 million was outstanding under the revolving credit facility. We monitor counterparty risk associated with the institutional

Intuit Q1 Fiscal 2018 Form 10-Q	30

lenders that are providing the credit facility. We currently believe that the credit facility will be available to us should we choose to borrow under it.
Under the master credit agreement, we borrowed $500 million in the form of an unsecured term loan on February 1, 2016. We may, subject to certain customary conditions, on one or more occasions increase commitments under the term loan in an amount not to exceed $500 million in the aggregate. The term loan accrues interest at rates that are equal to, at our election, either Bank of America's alternate base rate plus a margin that ranges from 0.125% to 0.875% or LIBOR plus a margin that ranges from 1.125% to 1.875%. Actual margins under either election will be based on our senior debt credit ratings. The term loan is subject to quarterly principal payments, which began in July 2017, of 2.5% of the original loan amount, with the balance payable on February 1, 2021. At October 31, 2017, $475 million was outstanding under the term loan.
The master credit agreement includes customary affirmative and negative covenants, including financial covenants that require us to maintain a ratio of total debt to annual earnings before interest, taxes, depreciation and amortization (EBITDA) of not greater than 3.25 to 1.00 as of any date and a ratio of annual EBITDA to annual interest expense of not less than 3.00 to 1.00 as of the last day of each fiscal quarter. We remained in compliance with these covenants at all times during the quarter ended October 31, 2017.

Cash Held by Foreign Subsidiaries
Our cash, cash equivalents, and investments totaled $777 million at October 31, 2017. Of this amount, approximately 29% was held by our foreign subsidiaries and subject to repatriation tax considerations. These foreign funds were located primarily in Canada and India. We intend to permanently reinvest a significant portion of our earnings from foreign operations, and we currently do not anticipate that we will need funds generated from foreign operations to fund our domestic operations. In the event that funds from foreign operations are needed to fund operations in the United States, if U.S. taxes have not been previously provided on the related earnings we would provide for and pay additional U.S. taxes at the time we change our intention with regard to the reinvestment of those earnings.
Off-Balance Sheet Arrangements
At October 31, 2017, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.
Contractual Obligations
We presented our contractual obligations at July 31, 2017 in our Annual Report on Form 10-K for the fiscal year then ended. On September 13, 2017 we signed an agreement that includes a minimum purchase commitment of $450 million through August 31, 2022. There were no other significant changes to our contractual obligations during the first three months of fiscal 2018.
Recent Accounting Pronouncements
For a description of recent accounting pronouncements, if any, and the potential impact of these pronouncements on our consolidated financial statements, see Note 1 to the financial statements in Part I, Item 1 of this Quarterly Report.

Intuit Q1 Fiscal 2018 Form 10-Q	31

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
Our investments consist of instruments that meet quality standards that are consistent with our investment policy. This policy specifies that, except for direct obligations of the United States government, securities issued by agencies of the United States government, and money market funds, we diversify our investments by limiting our holdings with any individual issuer. We do not hold derivative financial instruments or European sovereign debt in our portfolio of investments. See Note 2 and Note 3 to the financial statements in Part I, Item 1 of this Quarterly Report for a summary of the amortized cost and fair value of our investments by type of issue.
Our cash equivalents and investments are subject to market risk due to changes in interest rates. Interest rate movements affect the interest income we earn on cash equivalents and investments and the fair value of those investments. If the Federal Reserve Target Rate had increased by 25 basis points from the level of October 31, 2017, the value of our investments at that date would have decreased by approximately $1 million. If the Federal Reserve Target Rate had increased by 100 basis points from the level of October 31, 2017, the value of our investments at that date would have decreased by approximately $4 million.
We are also exposed to the impact of changes in interest rates as they affect our $1 billion unsecured revolving credit facility and $500 million unsecured term loan. Advances under the revolving credit facility accrue interest at rates that are equal to Bank of America's alternate base rate plus a margin that ranges from 0.0% to 0.5% or the London InterBank Offered Rate (LIBOR) plus a margin that ranges from 0.9% to 1.5%. The term loan accrues interest at rates that are equal to, at our election, either Bank of America's alternate base rate plus a margin that ranges from 0.125% to 0.875% or LIBOR plus a margin that ranges from 1.125% to 1.875%. Actual margins under all of these elections are based on our senior debt credit ratings. Consequently, our interest expense fluctuates with changes in the general level of these interest rates. At October 31, 2017, $400 million was outstanding under the revolving credit facility and $475 million was outstanding under the term loan. See Note 4 and Note 5 to the financial statements in Part I, Item 1 of this Quarterly Report for more information.
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
Since we translate foreign currencies (primarily Canadian dollars, Indian rupees, and British pounds) into U.S. dollars for financial reporting purposes, currency fluctuations can have an impact on our financial results. The historical impact of currency fluctuations on our financial results has generally been immaterial. We believe that our exposure to currency exchange fluctuation risk is not significant primarily because our global subsidiaries invoice customers and satisfy their financial obligations almost exclusively in their local currencies. Although the impact of currency fluctuations on our financial results has generally been immaterial in the past and we believe that for the reasons cited above currency fluctuations will not be significant in the future, the impact of currency fluctuations could be material in the future. As of October 31, 2017, we did not engage in foreign currency hedging activities.

Intuit Q1 Fiscal 2018 Form 10-Q	32

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

Intuit Q1 Fiscal 2018 Form 10-Q	33

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS
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

Intuit Q1 Fiscal 2018 Form 10-Q	34

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

Intuit Q1 Fiscal 2018 Form 10-Q	35

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

Intuit Q1 Fiscal 2018 Form 10-Q	36

offerings; fraudulent activities by third parties; relationships with third parties; competition for and retention of key talent; issues with our product launches; problems with our information technology infrastructure; and risks associated with operating internationally.
A security breach of us or our vendors resulting in third-party access to our sensitive customer and employee information and data, or other sensitive, nonpublic business information, could materially disrupt our businesses, result in the disclosure of confidential information, significantly damage our reputation, subject us to costly litigation and cause material losses.
We host, collect, use and retain large amounts of sensitive and personal customer and employee information and data, including credit card information, tax return information, bank account numbers and passwords, personal and business financial data and transactions, social security numbers, healthcare information and payroll information, as well as confidential, nonpublic business information. We use commercially available security technologies to protect this information and data, and we also use security and business controls to limit access to and use of such sensitive information and data. Although we expend significant resources to create security protections that shield our, and our customers', data against potential theft and security breaches, such measures cannot provide absolute security. We have experienced instances in the past where criminals, using stolen identity information obtained outside of our systems, have gained unauthorized and illegal access to our customers’ data. As the accessibility of stolen identity information increases, we may experience additional instances of unauthorized and illegal access to our systems using our customers’ stolen identity information in the future. Further, as we move to an ecosystem where customers have one identity across multiple products, a security breach may give access to increased amounts of customer data. In addition, third parties may fraudulently induce employees, customers, or users to disclose sensitive information in order to gain access to our systems, which host our, and our customers’, sensitive data. The security measures that we implement may not be able to prevent access to our systems from unauthorized users who have fraudulently obtained our customers’ personal information. In addition, because the techniques used to obtain unauthorized access change frequently, becoming more sophisticated and are often not able to be detected until after a successful attack, we may be unable to anticipate these techniques or implement adequate preventive measures.
Our technologies, systems, and networks and our customers’ devices have been subject to, and are likely to continue to be the target of, cyber-attacks, computer viruses, worms, phishing attacks, malicious software programs and other information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of our customers’ or employees’ sensitive and personal information and data or Intuit's sensitive business data. These attacks could also disrupt our or our customers’ or other third parties’ business operations. These types of attacks can be made by individuals, groups of hackers, and sophisticated organizations including state-sponsored organizations or nation-states themselves. Customers that fail to update their systems, continue to run software that we no longer support or that fail to install security patches on a timely basis make it more difficult for us to detect and prevent these kinds of attacks. Although this is an industry-wide problem that affects software across platforms, it is increasingly affecting our offerings because cyber-criminals tend to focus their efforts on well-known offerings that are popular among customers and hold sensitive information and we expect them to continue to do so. If these cyber-criminals are able to circumvent our security measures, exploit vulnerabilities in our customers’ devices or customers’ behavior, or if we are unable to detect an intrusion into our systems and contain such intrusion in a reasonable amount of time, our customers’ sensitive and personal information and data may be compromised.
We also rely on certain third-party partners and vendors that have access to customer data to help deliver customer benefits, or host certain of our and our customers' sensitive and personal information and data. In addition, we share sensitive, nonpublic business information (including, for example, materials relating to financial, business and legal strategies) with other vendors in the ordinary course of business. While we conduct background checks of our employees and these other individuals and limit access to systems and data, it is possible that one or more of these individuals may circumvent these controls, resulting in accidental or intentional disclosure or misuse of our customers’ or employees’ data. In addition, we rely on third-party vendors to host certain of our sensitive and personal information and data. While we conduct due diligence on these third-party partners with respect to their security and business controls, we may not have the ability to effectively monitor or oversee the implementation of these controls measures, and, in any event, individuals or third parties may be able to circumvent these security and business controls and/or exploit vulnerabilities that may exist in these controls, resulting in the disclosure or misuse of sensitive business and personal customer or employee information and data.
A major breach of our security measures or those of our third party vendors may have serious negative consequences for our businesses, including disclosure of sensitive customer or employee data, or confidential or competitively sensitive information regarding our business, including intellectual property and other proprietary data; possible litigation, fines, penalties and damages; material harm to our reputation and brands; further regulation and oversight by federal or state agencies; and loss of our ability to provide financial transaction services or accept and process customer credit card orders or tax returns.
Privacy and cybersecurity concerns relating to online offerings, including our offerings specifically, as well as the external environment generally, and security breaches of third-party offerings, could make our products more vulnerable to fraudulent activity, damage our reputation and deter current and potential customers from adopting our products and services.
From time to time, we detect, or receive notices from customers or public or private agencies that they have detected, actual or perceived vulnerabilities in our servers, our software or third-party software components that are distributed with our

Intuit Q1 Fiscal 2018 Form 10-Q	37

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
In addition, the continued occurrence of cyber-attacks and data breaches on governments, businesses and consumers in general, indicates that we operate in an external environment where cyber-attacks and data breaches are becoming increasingly common. If the global cybersecurity environment worsens, and there are increased instances of security breaches of third-party offerings where consumers’ data and sensitive information is compromised, consumers may be less willing to use online offerings, particularly offerings like ours where customers often share sensitive financial data. In addition, the increased availability of data obtained as a result of breaches of third-party offerings could make our own products more vulnerable to fraudulent activity. This could damage our reputation and deter current and potential customers from adopting our products and services or lead customers to cease using online and connected software products to transact financial business altogether.
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

Intuit Q1 Fiscal 2018 Form 10-Q	38

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

Intuit Q1 Fiscal 2018 Form 10-Q	39

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

•	difficulties in developing, staffing, and simultaneously managing a large number of varying foreign operations as a result of distance, language, and cultural differences;

Intuit Q1 Fiscal 2018 Form 10-Q	40

•	stringent local labor laws and regulations;

•	credit risk and higher levels of payment fraud;

•	profit repatriation restrictions, and foreign currency exchange restrictions;

•	geopolitical events, including natural disasters, acts of war and terrorism;

•	import or export regulations;

•	compliance with U.S. laws such as the Foreign Corrupt Practices Act, and local laws prohibiting corrupt payments to government officials;

•	antitrust and competition regulations;

•	potentially adverse tax developments;

•	economic uncertainties relating to European sovereign and other debt;

•	trade barriers and changes in trade regulations;

•	political or social unrest, economic instability, repression, or human rights issues; and

•	risks related to other government regulation or required compliance with local laws.
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

Intuit Q1 Fiscal 2018 Form 10-Q	41

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
We are subject to various legal proceedings (including class action lawsuits), claims and regulatory inquiries that have arisen out of the ordinary conduct of our business and are not yet resolved and additional claims and inquiries may arise in the future. The number and significance of these claims and inquiries have increased as our businesses have evolved. Any proceedings, claims or inquiries initiated by or against us, whether successful or not, may be time consuming; result in costly litigation, damage awards, consent decrees, injunctive relief or increased costs of business; require us to change our business practices or products; require significant amounts of management time; result in diversion of significant operations resources; or otherwise harm our business and future financial results. For further information about specific litigation, see Item 1, “Legal Proceedings”.
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

Intuit Q1 Fiscal 2018 Form 10-Q	42

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
Our acquisitions have resulted in significant expenses, including amortization and impairment of acquired technology and other acquired intangible assets, and impairment of goodwill. Total costs and expenses in these categories were $14 million in fiscal 2017; $34 million in fiscal 2016; and $339 million in fiscal 2015, of which $149 million was classified as discontinued operations. Although under current accounting rules goodwill is not amortized, we may incur impairment charges related to the goodwill already recorded and to goodwill arising out of future acquisitions. We test the impairment of goodwill annually in our fourth fiscal quarter or more frequently if indicators of impairment arise. The timing of the formal annual test may result in charges to our statement of operations in our fourth fiscal quarter that may not have been reasonably foreseen in prior periods. The total costs and expenses for fiscal 2015 included goodwill and intangible asset impairment charges of $297 million, of which $149 million was classified as discontinued operations. At October 31, 2017, we had $1.3 billion in goodwill and $18 million in net acquired intangible assets on our balance sheet, both of which may be subject to impairment charges in the future. New acquisitions, and any impairment of the value of acquired intangible assets, may have a significant negative impact on our future financial results.
We have $475 million in debt outstanding under the term loan and have drawn $400 million on our unsecured revolving credit facility and may incur other debt in the future, which may adversely affect our financial condition and future financial results.
On February 1, 2016, we entered into a master credit agreement with certain institutional lenders for a new five-year credit facility in an aggregate principal amount of $1.5 billion. The master credit agreement includes a $500 million unsecured term

Intuit Q1 Fiscal 2018 Form 10-Q	43

loan and a $1 billion unsecured revolving credit facility that will expire on February 1, 2021. As of October 31, 2017, $475 million was outstanding on the term loan and $400 million was outstanding under the revolving credit facility. We may use the proceeds of any advances against the credit facility for general corporate purposes, including future acquisitions and share repurchases.
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

Intuit Q1 Fiscal 2018 Form 10-Q	44

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities By The Issuer And Affiliated Purchasers
Stock repurchase activity during the three months ended October 31, 2017 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans
August 1, 2017 through August 31, 2017	990,000	$136.68	990,000	$1,385,762,369
September 1, 2017 through September 30, 2017	129,000	$142.84	129,000	$1,367,336,059
October 1, 2017 through October 31, 2017	105,600	$145.30	105,600	$1,351,992,646
Total	1,224,600	$138.07	1,224,600
Note: All of the shares purchased as part of publicly announced plans during the three months ended October 31, 2017 were purchased under a plan we announced on August 19, 2016 under which we are authorized to repurchase up to $2 billion of our common stock. At October 31, 2017, authorization from our Board of Directors to expend up to $1.4 billion remained available under that plan.

ITEM 6 - EXHIBITS
See the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q.

Intuit Q1 Fiscal 2018 Form 10-Q	45

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTUIT INC. (Registrant)
Date:	November 20, 2017	By:	/s/ R. NEIL WILLIAMS
R. Neil Williams
Executive Vice President and Chief Financial Officer (Authorized Officer and Principal Financial Officer)

Intuit Q1 Fiscal 2018 Form 10-Q	46

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference

10.01+	Intuit Inc. Non-qualified Deferred Compensation Plan, effective January 1, 2009	X

10.02+	Intuit Inc. Senior Executive Incentive Plan, generally effective October 27, 2015	X

10.03+	Description of Non-Employee Director Compensation, approved October 19, 2017 and effective January 18, 2018	X

10.04+	Forms of Non-Employee Director Restricted Stock Unit Agreements	X

31.01	Certification of Chief Executive Officer	X

31.02	Certification of Chief Financial Officer	X

32.01*	Section 1350 Certification (Chief Executive Officer)	X

32.02*	Section 1350 Certification (Chief Financial Officer)	X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X

101.SCH	XBRL Taxonomy Extension Schema	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase	X
________________________________

+	Indicates a management contract or compensatory plan or arrangement.
*	This exhibit is intended to be furnished and shall not be deemed “filed” for purposes of the Securities Exchange Act of 1934, as amended.

Intuit Q1 Fiscal 2018 Form 10-Q	47