Form 10-Q
period 2018-01-31
INTUIT INC
filed 2018-02-22
CIK 896878

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended January 31, 2018
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 256,111,064 shares of Common Stock, $0.01 par value, were outstanding at February 16, 2018.

INTUIT INC. FORM 10-Q INDEX

Page
PART I - FINANCIAL INFORMATION

ITEM 1: Financial Statements (Unaudited)

Condensed Consolidated Statements of Operations for the three and six months ended January 31, 2018 and 2017	4

Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended January 31, 2018 and 2017	5

Condensed Consolidated Balance Sheets at January 31, 2018 and July 31, 2017	6

Condensed Consolidated Statements of Stockholders’ Equity for the six months ended January 31, 2018 and 2017	7

Condensed Consolidated Statements of Cash Flows for the six months ended January 31, 2018 and 2017	8

Notes to Condensed Consolidated Financial Statements	9

ITEM 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

ITEM 3: Quantitative and Qualitative Disclosures about Market Risk	35

ITEM 4: Controls and Procedures	36

PART II - OTHER INFORMATION

ITEM 1: Legal Proceedings	37

ITEM 1A: Risk Factors	37

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds	48

ITEM 6: Exhibits	48

Signatures	49

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

Intuit Q2 Fiscal 2018 Form 10-Q	2

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

•	our expectation that we will continue to invest significant resources in our product development, marketing and sales capabilities;

•	our expectation regarding the impact of newly passed US legislation on Intuit's business and its corporate tax rate;

•	our expectation that we will continue to invest significant management attention and resources in our information technology infrastructure and in our privacy and security capabilities;

•	our expectation that we will work with the broader industry and government to protect our customers from fraud;

•	our expectation that we will be able to protect our customers’ data and prevent third parties from using stolen customer information to perpetrate fraud in our tax and other offerings;

•	our expectation that we will generate significant cash from operations;

•	our expectation that connected services revenue as a percentage of our total revenue will continue to grow;

•	our expectations regarding the development of future products, services, business models and technology platforms and our research and development efforts;

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

•
our expectation that we will return excess cash generated by operations to our stockholders through repurchases of our common stock and the payment of cash dividends, after taking into account our operating and strategic cash needs;

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

Intuit Q2 Fiscal 2018 Form 10-Q	3

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

INTUIT INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended		Six Months Ended
(In millions, except per share amounts)	January 31, 2018	January 31, 2017	January 31, 2018	January 31, 2017
Net revenue:
Product	$316	$299	$635	$596
Service and other	849	717	1,416	1,198
Total net revenue	1,165	1,016	2,051	1,794
Costs and expenses:
Cost of revenue:
Cost of product revenue	36	37	60	66
Cost of service and other revenue	207	166	377	317
Amortization of acquired technology	3	3	5	6
Selling and marketing	469	405	777	688
Research and development	286	243	579	489
General and administrative	143	140	288	266
Amortization of other acquired intangible assets	1	—	2	1
Total costs and expenses	1,145	994	2,088	1,833
Operating income (loss)	20	22	(37)	(39)
Interest expense	(6)	(11)	(11)	(20)
Interest and other income (expense), net	5	(1)	8	(3)
Income (loss) before income taxes	19	10	(40)	(62)
Income tax provision (benefit)	40	(3)	(2)	(45)
Net income (loss)	$(21)	$13	$(38)	$(17)

Basic net income (loss) per share	$(0.08)	$0.05	$(0.15)	$(0.07)
Shares used in basic per share calculations	256	257	256	257

Diluted net income (loss) per share	$(0.08)	$0.05	$(0.15)	$(0.07)
Shares used in diluted per share calculations	256	260	256	257

Cash dividends declared per common share	$0.39	$0.34	$0.78	$0.68
See accompanying notes.

Intuit Q2 Fiscal 2018 Form 10-Q	4

INTUIT INC. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

	Three Months Ended		Six Months Ended
(In millions)	January 31, 2018	January 31, 2017	January 31, 2018	January 31, 2017

Net income (loss)	$(21)	$13	$(38)	$(17)
Other comprehensive income (loss), net of income taxes:
Unrealized losses on available-for-sale debt securities	(1)	—	(1)	(1)
Foreign currency translation gains (losses)	9	3	3	(1)
Total other comprehensive income (loss), net	8	3	2	(2)
Comprehensive income (loss)	$(13)	$16	$(36)	$(19)

See accompanying notes.

Intuit Q2 Fiscal 2018 Form 10-Q	5

INTUIT INC. CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(In millions)	January 31, 2018	July 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$478	$529
Investments	248	248
Accounts receivable, net	532	103
Income taxes receivable	33	63
Prepaid expenses and other current assets	189	100
Current assets before funds held for customers	1,480	1,043
Funds held for customers	422	372
Total current assets	1,902	1,415
Long-term investments	28	31
Property and equipment, net	984	1,030
Goodwill	1,615	1,295
Acquired intangible assets, net	75	22
Long-term deferred income taxes	132	132
Other assets	162	143
Total assets	$4,898	$4,068

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$690	$50
Accounts payable	343	157
Accrued compensation and related liabilities	206	300
Deferred revenue	1,120	887
Other current liabilities	251	178
Current liabilities before customer fund deposits	2,610	1,572
Customer fund deposits	422	372
Total current liabilities	3,032	1,944
Long-term debt	413	438
Long-term deferred revenue	170	202
Other long-term obligations	126	130
Total liabilities	3,741	2,714
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock and additional paid-in capital	5,151	4,857
Treasury stock, at cost	(11,031)	(10,778)
Accumulated other comprehensive loss	(20)	(22)
Retained earnings	7,057	7,297
Total stockholders’ equity	1,157	1,354
Total liabilities and stockholders’ equity	$4,898	$4,068
See accompanying notes.

Intuit Q2 Fiscal 2018 Form 10-Q	6

INTUIT INC. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)

(In millions, except shares in thousands)	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
Balance at July 31, 2017	255,668	$4,857	$(10,778)	$(22)	$7,297	$1,354
Comprehensive income (loss)	—	—	—	2	(38)	(36)
Issuance of stock under employee stock plans, net of shares withheld for employee taxes	2,163	101		—	—	101
Stock repurchases under stock repurchase programs	(1,755)	—	(253)	—	—	(253)
Dividends and dividend rights declared ($0.78 per share)	—	—	—	—	(202)	(202)
Share-based compensation expense	—	193	—	—	—	193
Balance at January 31, 2018	256,076	$5,151	$(11,031)	$(20)	$7,057	$1,157

(In millions, except shares in thousands)	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
Balance at July 31, 2016	257,853	$4,445	$(9,939)	$(32)	$6,687	$1,161
Comprehensive loss	—	—	—	(2)	(17)	(19)
Issuance of stock under employee stock plans, net of shares withheld for employee taxes	1,649	35	—	—	—	35
Stock repurchases under stock repurchase programs	(3,500)	—	(390)	—	—	(390)
Dividends and dividend rights declared ($0.68 per share)	—	—	—	—	(178)	(178)
Cumulative effect of change in accounting principle	—	6	—	—	(4)	2
Share-based compensation expense	—	174	—	—	—	174
Balance at January 31, 2017	256,002	$4,660	$(10,329)	$(34)	$6,488	$785

See accompanying notes.

Intuit Q2 Fiscal 2018 Form 10-Q	7

INTUIT INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended
(In millions)	January 31, 2018	January 31, 2017
Cash flows from operating activities:
Net loss	$(38)	$(17)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	117	101
Amortization of acquired intangible assets	10	11
Share-based compensation expense	191	170
Deferred income taxes	(1)	(31)
Other	7	7
Total adjustments	324	258
Changes in operating assets and liabilities:
Accounts receivable	(428)	(413)
Income taxes receivable	31	(21)
Prepaid expenses and other assets	(66)	(58)
Accounts payable	176	93
Accrued compensation and related liabilities	(89)	(83)
Deferred revenue	196	250
Other liabilities	68	78
Total changes in operating assets and liabilities	(112)	(154)
Net cash provided by operating activities	174	87
Cash flows from investing activities:
Purchases of corporate and customer fund investments	(137)	(201)
Sales of corporate and customer fund investments	68	316
Maturities of corporate and customer fund investments	66	79
Net change in cash and cash equivalents held to satisfy customer fund obligations	(49)	(20)
Net change in customer fund deposits	49	20
Purchases of property and equipment	(77)	(132)
Acquisitions of businesses, net of cash acquired	(362)	—
Other	(44)	(19)
Net cash provided by (used in) investing activities	(486)	43
Cash flows from financing activities:
Proceeds from borrowings under revolving credit facility	800	150
Repayments on borrowings under revolving credit facilities	(160)	—
Repayment of term loan	(25)	—
Proceeds from issuance of stock under employee stock plans	150	86
Payments for employee taxes withheld upon vesting of restricted stock units	(49)	(51)
Cash paid for purchases of treasury stock	(253)	(383)
Dividends and dividend rights paid	(205)	(177)
Net cash provided by (used in) financing activities	258	(375)
Effect of exchange rates on cash and cash equivalents	3	(1)
Net decrease in cash and cash equivalents	(51)	(246)
Cash and cash equivalents at beginning of period	529	638
Cash and cash equivalents at end of period	$478	$392

See accompanying notes.

Intuit Q2 Fiscal 2018 Form 10-Q	8

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

Basis of Presentation
These condensed consolidated financial statements include the financial statements of Intuit and its wholly owned subsidiaries. We have eliminated all significant intercompany balances and transactions in consolidation. We have included all adjustments, consisting only of normal recurring items, which we considered necessary for a fair presentation of our financial results for the interim periods presented. We have reclassified certain amounts previously reported in our financial statements to conform to the current presentation, including amounts related to reportable segments. See Note 10, “Segment Information,” for more information.
As discussed in Note 4, we acquired TSheets.com LLC, Exactor, Inc., and Applatix, Inc. in the second quarter of fiscal 2018. We have included the results of operations for these companies in our consolidated results of operations from the dates of acquisition. See Note 4, “Business Combinations,” for more information.
These unaudited condensed consolidated financial statements and accompanying notes should be read together with the audited consolidated financial statements in Item 8 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2017. Results for the six months ended January 31, 2018 do not necessarily indicate the results we expect for the fiscal year ending July 31, 2018 or any other future period.

Seasonality
Our Consumer offerings have significant seasonal patterns and revenue from those income tax preparation products and services is heavily concentrated in our third fiscal quarter ending April 30.

Significant Accounting Policies
We describe our significant accounting policies in Note 1 to the financial statements in Item 8 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2017. There have been no changes to our significant accounting policies during the first six months of fiscal 2018.

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

Intuit Q2 Fiscal 2018 Form 10-Q	9

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

	Three Months Ended		Six Months Ended
(In millions, except per share amounts)	January 31, 2018	January 31, 2017	January 31, 2018	January 31, 2017
Numerator:
Net income (loss)	$(21)	$13	$(38)	$(17)

Denominator:
Shares used in basic per share amounts:
Weighted average common shares outstanding	256	257	256	257

Shares used in diluted per share amounts:
Weighted average common shares outstanding	256	257	256	257
Dilutive common equivalent shares from stock options
and restricted stock awards	—	3	—	—
Dilutive weighted average common shares outstanding	256	260	256	257

Basic and diluted net income (loss) per share:
Basic net income (loss) per share	$(0.08)	$0.05	$(0.15)	$(0.07)

Diluted net income (loss) per share	$(0.08)	$0.05	$(0.15)	$(0.07)

Shares excluded from diluted net income (loss) per share:
Weighted average stock options and restricted stock units that have been excluded from dilutive common equivalent shares outstanding due to their anti-dilutive effect	13	4	14	15

Concentration of Credit Risk and Significant Customers
No customer accounted for 10% or more of total net revenue in the three or six months ended January 31, 2018 or January 31, 2017. Due to the seasonality of our consumer tax offerings, one retail customer accounted for 16% of gross accounts receivable at January 31, 2018. No customer accounted for 10% or more of gross accounts receivable at July 31, 2017.

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

Intuit Q2 Fiscal 2018 Form 10-Q	10

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

Intuit Q2 Fiscal 2018 Form 10-Q	11

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

Intuit Q2 Fiscal 2018 Form 10-Q	12

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table summarizes financial assets and financial liabilities that we measured at fair value on a recurring basis at the dates indicated, classified in accordance with the fair value hierarchy described above.

	January 31, 2018				July 31, 2017
(In millions)	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Cash equivalents, primarily time deposits	$202	$—	$—	$202	$181	$—	$—	$181
Available-for-sale debt securities:
Municipal bonds	—	50	—	50	—	63	—	63
Corporate notes	—	388	—	388	—	382	—	382
U.S. agency securities	—	10	—	10	—	3	—	3
Municipal auction rate securities	—	—	15	15	—	—	15	15
Total available-for-sale securities	—	448	15	463	—	448	15	463
Total assets measured at fair value on a recurring basis	$202	$448	$15	$665	$181	$448	$15	$644

The following table summarizes our cash equivalents and available-for-sale debt securities by balance sheet classification and level in the fair value hierarchy at the dates indicated.

	January 31, 2018				July 31, 2017
(In millions)	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents:
In cash and cash equivalents	$172	$—	$—	$172	$181	$—	$—	$181
In funds held for customers	30	—	—	30	—	—	—	—
Total cash equivalents	$202	$—	$—	$202	$181	$—	$—	$181
Available-for-sale securities:
In investments	$—	$248	$—	$248	$—	$248	$—	$248
In funds held for customers	—	200	—	200	—	200	—	200
In long-term investments	—	—	15	15	—	—	15	15
Total available-for-sale securities	$—	$448	$15	$463	$—	$448	$15	$463

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
There were no transfers between Level 1, Level 2, and Level 3 of the fair value hierarchy during the six months ended January 31, 2018.

Intuit Q2 Fiscal 2018 Form 10-Q	13

3. Cash and Cash Equivalents, Investments, and Funds Held for Customers
We consider highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. In all periods presented, cash equivalents consist primarily of time deposits, investments consist of available-for-sale investment-grade debt securities, and funds held for customers consist of cash and cash equivalents and investment grade available-for-sale debt securities. Except for direct obligations of the United States government, securities issued by agencies of the United States government, and money market funds, we diversify our investments in debt securities by limiting our holdings with any individual issuer.
The following table summarizes our cash and cash equivalents, investments, and funds held for customers by balance sheet classification at the dates indicated.

	January 31, 2018		July 31, 2017
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Classification on balance sheets:
Cash and cash equivalents	$478	$478	$529	$529
Investments	250	248	247	248
Funds held for customers	422	422	372	372
Long-term investments	28	28	31	31
Total cash and cash equivalents, investments, and funds held for customers	$1,178	$1,176	$1,179	$1,180

The following table summarizes our cash and cash equivalents, investments, and funds held for customers by investment category at the dates indicated.

	January 31, 2018		July 31, 2017
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Type of issue:
Total cash and cash equivalents	$700	$700	$701	$701
Available-for-sale debt securities:
Municipal bonds	51	50	63	63
Corporate notes	389	388	381	382
U.S. agency securities	10	10	3	3
Municipal auction rate securities	15	15	15	15
Total available-for-sale debt securities	465	463	462	463
Other long-term investments	13	13	16	16
Total cash and cash equivalents, investments, and funds held for customers	$1,178	$1,176	$1,179	$1,180

We use the specific identification method to compute gains and losses on investments. We include realized gains and losses on our available-for-sale debt securities in interest and other income or expense on our statements of operations. Gross realized gains and losses on our available-for-sale debt securities for the three and six months ended January 31, 2018 and January 31, 2017 were not significant.
We accumulate unrealized gains and losses on our available-for-sale debt securities, net of tax, in accumulated other comprehensive income or loss in the stockholders’ equity section of our balance sheets. Gross unrealized gains and losses on our available-for-sale debt securities at January 31, 2018 and July 31, 2017 were not significant.
We periodically review our investment portfolios to determine if any investment is other-than-temporarily impaired due to changes in credit risk or other potential valuation concerns. We believe that the investments we held at January 31, 2018 were not other-than-temporarily impaired. Unrealized losses on available-for-sale debt securities at January 31, 2018 were not significant and were due to changes in interest rates, including market credit spreads, and not due to increased credit risks associated with specific securities. We do not intend to sell these investments. In addition, it is more likely than not that we will not be required to sell them before recovery at par, which may be at maturity.

Intuit Q2 Fiscal 2018 Form 10-Q	14

The following table summarizes our available-for-sale debt securities classified by the stated maturity date of the security at the dates indicated.

	January 31, 2018		July 31, 2017
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$208	$208	$209	$209
Due within two years	158	157	164	164
Due within three years	69	68	59	60
Due after three years	30	30	30	30
Total available-for-sale debt securities	$465	$463	$462	$463

4. Business Combinations

During the three months ended January 31, 2018 we acquired all of the outstanding equity interests of TSheets.com LLC, Exactor, Inc., and Applatix, Inc. for total combined cash and other consideration of approximately $412 million. The $412 million included approximately $27 million for the fair value of equity awards and other cash consideration that is being charged to expense over the future service period of up to three years. These three businesses became part of our Small Business & Self-Employed segment and will provide additional features to our QuickBooks offerings such as automated time tracking and scheduling and the calculation and filing of sales and use taxes. We have included their results of operations in our consolidated results of operations from the dates of acquisition. Their results of operations for all periods presented and periods prior to the dates of acquisition were not material when compared with our consolidated results of operations.
Under the acquisition method of accounting we allocated the fair value of the total combined purchase consideration of $385 million to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values on the dates of acquisition. The fair values assigned to the identifiable intangible assets acquired were based on estimates and assumptions determined by management. We recorded the excess of consideration over the aggregate fair values as goodwill which is primarily attributable to expected synergies from future growth. Using information available at the time the acquisitions closed, we allocated approximately $5 million of the total combined purchase consideration to net tangible assets and approximately $62 million to identified intangible assets which are being amortized over a weighted average life of four years. The identified intangible assets include $38 million for purchased technology, $17 million for customer lists, and $7 million for covenants not to compete. We recorded the excess combined purchase consideration of approximately $318 million as goodwill, none of which is deductible for income tax purposes.

5. Current Liabilities

Short-Term Debt
On February 1, 2016 we entered into a master credit agreement with certain institutional lenders for a five-year credit facility in an aggregate principal amount of $1.5 billion. The master credit agreement includes a $500 million unsecured term loan and a $1 billion unsecured revolving credit facility. At January 31, 2018, $463 million was outstanding under the term loan, of which $50 million was classified as short-term debt. See Note 6, “Long-Term Obligations and Commitments – Long-Term Debt,” for more information regarding the term loan.

Unsecured Revolving Credit Facility
The master credit agreement we entered into on February 1, 2016 includes a $1 billion unsecured revolving credit facility that will expire on February 1, 2021. Under the master credit agreement we may, subject to certain customary conditions, on one or more occasions increase commitments under the revolving credit facility in an amount not to exceed $250 million in the aggregate and may extend the maturity date up to two times. Advances under the revolving credit facility accrue interest at rates that are equal to, at our election, either Bank of America's alternate base rate plus a margin that ranges from 0.0% to 0.5% or the London Interbank Offered Rate (LIBOR) plus a margin that ranges from 0.9% to 1.5%. Actual margins under either election will be based on our senior debt credit ratings. The master credit agreement includes customary affirmative and negative covenants, including financial covenants that require us to maintain a ratio of total debt to annual earnings before interest, taxes, depreciation and amortization (EBITDA) of not greater than 3.25 to 1.00 as of any date and a ratio of annual EBITDA to annual interest expense of not less than 3.00 to 1.00 as of the last day of each fiscal quarter. We remained in compliance with these covenants at all times during the quarter ended January 31, 2018. During the six months ended January 31, 2018 we borrowed $800 million under this revolving credit facility and at January 31, 2018 $640 million was

Intuit Q2 Fiscal 2018 Form 10-Q	15

outstanding. We paid $3 million and $1 million for interest on the revolving credit facility during the six months ended January 31, 2018 and January 31, 2017 respectively.

Other Current Liabilities
Other current liabilities were as follows at the dates indicated:

(In millions)	January 31, 2018	July 31, 2017
Executive deferred compensation plan liabilities	$94	$83
Reserve for promotional discounts and rebates	37	19
Reserve for product returns	51	7
Current portion of license fee payable	10	10
Current portion of deferred rent	6	6
Current portion of dividend payable	6	9
Other	47	44
Total other current liabilities	$251	$178

The balances of several of our other current liabilities, particularly our reserves for product returns and promotional discounts and rebates, are affected by the seasonality of our business. See Note 1, “Description of Business and Summary of Significant Accounting Policies – Seasonality,” for more information.

6. Long-Term Obligations and Commitments

Long-Term Debt
On February 1, 2016 we entered into a master credit agreement with certain institutional lenders for a five-year credit facility in an aggregate principal amount of $1.5 billion, which includes a $500 million unsecured term loan. Under the master credit agreement we may, subject to certain customary conditions, on one or more occasions increase commitments under the term loan in an amount not to exceed $500 million in the aggregate. The term loan accrues interest at rates that are equal to, at our election, either Bank of America's alternate base rate plus a margin that ranges from 0.125% to 0.875% or LIBOR plus a margin that ranges from 1.125% to 1.875%. Actual margins under either election will be based on our senior debt credit ratings. The master credit agreement includes customary affirmative and negative covenants. See Note 5, “Current Liabilities – Unsecured Revolving Credit Facility,” for more information. The term loan is subject to quarterly principal payments, which began in July 2017, of 2.5% of the original loan amount, with the balance payable on February 1, 2021. At January 31, 2018, $463 million was outstanding under the term loan, of which $50 million was classified as short-term debt. Interest on the term loan is payable monthly. We paid $5 million for interest on the term loan during each of the six months ended January 31, 2018 and January 31, 2017.

Other Long-Term Obligations
Other long-term obligations were as follows at the dates indicated:

(In millions)	January 31, 2018	July 31, 2017
Total deferred rent	$47	$49
Long-term income tax liabilities	55	53
Total license fee payable	19	18
Total dividend payable	11	13
Long-term deferred income tax liabilities	7	7
Other	11	16
Total long-term obligations	150	156
Less current portion (included in other current liabilities)	(24)	(26)
Long-term obligations due after one year	$126	$130

Intuit Q2 Fiscal 2018 Form 10-Q	16

Operating Lease Commitments and Unconditional Purchase Obligations
We describe our operating lease commitments and purchase obligations in Note 8 to the financial statements in Item 8 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2017. On September 13, 2017 we signed an agreement that includes a minimum purchase commitment of $450 million through August 31, 2022. There were no other significant changes in our operating lease commitments or purchase obligations during the six months ended January 31, 2018.

7. Income Taxes

Effective Tax Rate
We compute our provision for or benefit from income taxes by applying the estimated annual effective tax rate to income or loss from recurring operations and adding the effects of any discrete income tax items specific to the period.
Tax Cuts and Jobs Act
The Tax Cuts and Jobs Act (Tax Act) was enacted on December 22, 2017 and reduces the U.S. statutory federal corporate tax rate from 35% to 21%. The effective date of the tax rate change is January 1, 2018. With our fiscal year ending July 31, the change will result in a blended lower U.S. statutory federal rate of 26.9% for fiscal year 2018. As a result, we adjusted our annual effective tax rate for the three and six months ended January 31, 2018, as well as adjusted our U.S. net deferred tax asset balance at the lower rates.
At January 31, 2018, we have not completed our accounting for the tax effects of enactment of the Tax Act; however, we have made a reasonable estimate of the effects on our existing deferred tax balances. For deferred tax balances we recognized a provisional charge of $39 million, which is included as a component of our income tax provision for the three and six months ended January 31, 2018.
Additionally, we have made provisional estimates of the impact of the Tax Act’s changes to our fiscal 2018 annual effective tax rate for items such as meals and entertainment and executive deferred compensation deductions. We do not expect to have any material tax impact from the foreign tax provisions of the Tax Act.
On December 22, 2017 the SEC issued Staff Accounting Bulletin No. 118 (SAB 118), which provides guidance for companies that are not able to complete their accounting for the income tax effects of the Act in the period of enactment. The guidance allows us to record provisional amounts to the extent a reasonable estimate can be made and provides us with up to one year from enactment date to finalize accounting for the impacts of the Tax Act. Since the Tax Act was passed in Intuit’s second quarter, the deferred tax re-measurements and other items are considered provisional due to the forthcoming guidance and ongoing analysis of the final year-end data and tax positions. The analysis is expected to be completed within the 12-month measurement period in accordance with SAB 118.

Current quarter and year to date income tax and effective tax rates
For the three and six months ended January 31, 2018, we recognized excess tax benefits on share-based compensation of $8 million and $33 million in our provision for income taxes. These amounts include the impact of the Tax Act’s U.S. statutory federal corporate tax rate reduction on the benefit that we recorded in our first quarter. For the three and six months ended January 31, 2017, we recognized excess tax benefits on share-based compensation of $7 million and $26 million in our provision for income taxes.
We recorded a tax provision of $40 million on income of $19 million for the three months ended January 31, 2018. As a result of the lower enacted tax rate, the tax provision for the three months ended January 31, 2018 includes a charge of $4 million to reduce the tax benefit recorded in the first quarter of fiscal 2018 which was calculated at the higher effective tax rate. We recorded a tax benefit of $2 million on a loss of $40 million for the six months ended January 31, 2018. Excluding the $4 million charge and the discrete tax items primarily related to the re-measurement of our net deferred tax asset balance and the share-based compensation tax benefits mentioned above, our effective tax rate for the three and six months ended January 31, 2018 was 27% and did not differ significantly from the federal statutory rate of 26.9%.
We recorded a tax benefit of $3 million on income of $10 million for the three months ended January 31, 2017. Our effective tax rate for the six months ended January 31, 2017 was approximately 72%. Excluding discrete tax items primarily related to share-based compensation tax benefits, our effective tax rate for both periods was 34% and did not differ significantly from the federal statutory rate of 35%. The tax benefit we received from the domestic production activities deduction and the federal research and experimentation credit were partially offset by the tax expense related to state income taxes and nondeductible share-based compensation.

Intuit Q2 Fiscal 2018 Form 10-Q	17

Unrecognized Tax Benefits and Other Considerations
The total amount of our unrecognized tax benefits at July 31, 2017 was $61 million. Net of related deferred tax assets, unrecognized tax benefits were $38 million at that date. If we were to recognize these net benefits, our income tax expense would reflect a favorable net impact of $38 million. There were no material changes to these amounts during the six months ended January 31, 2018. The impacts of the Tax Act are not material for the unrecognized tax benefits. We do not believe that it is reasonably possible that there will be a significant increase or decrease in our unrecognized tax benefits over the next 12 months.

8. Stockholders’ Equity

Stock Repurchase Programs and Treasury Shares
Intuit’s Board of Directors has authorized a series of common stock repurchase programs. Shares of common stock repurchased under these programs become treasury shares. We repurchased 1.8 million shares for $253 million under these programs during the six months ended January 31, 2018. At January 31, 2018, we had authorization from our Board of Directors to expend up to an additional $1.3 billion for stock repurchases. Future stock repurchases under the current programs are at the discretion of management, and authorization of future stock repurchase programs is subject to the final determination of our Board of Directors.
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

Dividends on Common Stock
During the six months ended January 31, 2018 we declared quarterly cash dividends that totaled $0.78 per share of outstanding common stock or $202 million. In February 2018 our Board of Directors declared a quarterly cash dividend of $0.39 per share of outstanding common stock payable on April 18, 2018 to stockholders of record at the close of business on April 10, 2018. Future declarations of dividends and the establishment of future record dates and payment dates are subject to the final determination of our Board of Directors.

Share-Based Compensation Expense
The following table summarizes the total share-based compensation expense that we recorded in operating income (loss) for the periods shown.

	Three Months Ended		Six Months Ended
(In millions)	January 31, 2018	January 31, 2017	January 31, 2018	January 31, 2017
Cost of revenue	$13	$2	$16	$4
Selling and marketing	25	22	50	47
Research and development	30	29	69	65
General and administrative	26	28	56	54
Total share-based compensation expense	$94	$81	$191	$170

We capitalized $2 million in share-based compensation related to internal use software projects during the six months ended January 31, 2018 and $4 million during the six months ended January 31, 2017.

Intuit Q2 Fiscal 2018 Form 10-Q	18

Share-Based Awards Available for Grant
A summary of share-based awards available for grant under our 2005 Equity Incentive Plan for the six months ended January 31, 2018 was as follows:

(Shares in thousands)	Shares Available for Grant
Balance at July 31, 2017	25,164
Options granted	—
Restricted stock units granted (1)	(991)
Share-based awards canceled/forfeited/expired (1)(2)	1,984
Balance at January 31, 2018	26,157
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

Stock Option Activity and Related Share-Based Compensation Expense

A summary of stock option activity for the six months ended January 31, 2018 was as follows:

	Options Outstanding
(Shares in thousands)	Number of Shares	Weighted Average Exercise Price Per Share
Balance at July 31, 2017	7,488	$104.50
Granted	—	—
Exercised	(1,345)	82.11
Canceled or expired	(181)	116.87
Balance at January 31, 2018	5,962	$109.17

Exercisable at January 31, 2018	2,892	$92.17

At January 31, 2018, there was approximately $61 million of unrecognized compensation cost related to non-vested stock options with a weighted average vesting period of 2.0 years. We will adjust unrecognized compensation cost for actual forfeitures as they occur.

Restricted Stock Unit Activity and Related Share-Based Compensation Expense
A summary of restricted stock unit (RSU) activity for the six months ended January 31, 2018 was as follows:

	Restricted Stock Units
(Shares in thousands)	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at July 31, 2017	8,636	$98.76
Granted	431	149.35
Unregistered restricted stock granted in connection with acquisitions	75	163.00
Vested	(840)	72.58
Forfeited	(723)	86.02
Nonvested at January 31, 2018	7,579	$106.39

At January 31, 2018, there was approximately $570 million of unrecognized compensation cost related to non-vested RSUs with a weighted average vesting period of 2.1 years. We will adjust unrecognized compensation cost for actual forfeitures as they occur.

Intuit Q2 Fiscal 2018 Form 10-Q	19

9. Litigation
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

Intuit Q2 Fiscal 2018 Form 10-Q	20

The following table shows our financial results by reportable segment for the periods indicated. Segment results for fiscal 2017 have been reclassified to conform to the fiscal 2018 segment presentation, as described earlier in this footnote.

	Three Months Ended		Six Months Ended
(In millions)	January 31, 2018	January 31, 2017	January 31, 2018	January 31, 2017
Net revenue:
Small Business & Self-Employed	$736	$618	$1,430	$1,211
Consumer	334	299	412	372
Strategic Partner	95	99	209	211
Total net revenue	$1,165	$1,016	$2,051	$1,794

Operating income (loss):
Small Business & Self-Employed	$281	$241	$582	$480
Consumer	69	55	14	17
Strategic Partner	49	50	121	120
Total segment operating income	399	346	717	617
Unallocated corporate items:
Share-based compensation expense	(94)	(81)	(191)	(170)
Other common expenses	(281)	(240)	(556)	(479)
Amortization of acquired technology	(3)	(3)	(5)	(6)
Amortization of other acquired intangible assets	(1)	—	(2)	(1)
Total unallocated corporate items	(379)	(324)	(754)	(656)
Total operating income (loss)	$20	$22	$(37)	$(39)

Intuit Q2 Fiscal 2018 Form 10-Q	21

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

Intuit Q2 Fiscal 2018 Form 10-Q	22

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

Intuit Q2 Fiscal 2018 Form 10-Q	23

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
Key highlights for the first six months of fiscal 2018 include the following:

Total net revenue of	Small Business & Self-Employed revenue of	Cash, cash equivalents, and investments of
$2.1 B	$1.4 B	$726 M
up 14% from same period of fiscal 2017	up 18% from same period of fiscal 2017

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant impact on our net revenue, operating income or loss, and net income or loss, as well as on the value of certain assets and liabilities on our balance sheet. We believe that the estimates, assumptions and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2017 have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. We believe that there were no significant changes in those critical accounting policies and estimates during the first six months of fiscal 2018. Senior management has reviewed the development and selection of our critical accounting policies and estimates and their disclosure in this Quarterly Report on Form 10-Q with the Audit and Risk Committee of our Board of Directors.

Intuit Q2 Fiscal 2018 Form 10-Q	24

RESULTS OF OPERATIONS

Financial Overview

(Dollars in millions, except per share amounts)	Q2 FY18	Q2 FY17	$ Change	% Change	YTD Q2 FY18	YTD Q2 FY17	$ Change	% Change
Total net revenue	$1,165	$1,016	$149	15%	$2,051	$1,794	$257	14%
Operating income (loss)	20	22	(2)	(9)%	(37)	(39)	2	(5)%
Net income (loss)	(21)	13	(34)	NM	(38)	(17)	(21)	124%
Net income (loss) per share	$(0.08)	$0.05	$(0.13)	NM	$(0.15)	$(0.07)	$(0.08)	114%
NM = Not meaningful
Current Fiscal Quarter
Total net revenue for the second quarter of fiscal 2018 increased $149 million or 15% compared with the same quarter of fiscal 2017. The increase was primarily attributable to growth in our Small Business & Self-Employed segment revenue due to growth in Online Ecosystem revenue. Consumer segment revenue increased due to an increase in average revenue per customer but was partially impacted by a later opening of the tax season this year. See “Segment Results” later in this Item 2 for more information about the results for all of our reportable segments.
Operating income decreased 9% in the second quarter of fiscal 2018 compared with the same quarter of fiscal 2017. Operating income in the second quarter of fiscal 2018 was impacted by higher costs and expenses, including higher spending for staffing, outside services, advertising and other marketing programs, and share-based compensation. See “Operating Expenses” later in this Item 2 for more information.
We recorded a net loss of $21 million for the second quarter of fiscal 2018 compared to net income of $13 million for the same quarter of fiscal 2017 due to the decrease in operating income described above and a $39 million tax charge related to the re-measurement of our net deferred tax asset balance as a result of the enactment of the 2017 Tax Cuts and Jobs Act (the "Tax Act"). This charge was partially offset by tax benefits related to share-based compensation expense. See “Non-Operating Income and Expenses - Income Taxes” later in this Item 2 for more information. Net loss per share for the second quarter of fiscal 2018 was $0.08 compared to net income per share of $0.05 in the same quarter of fiscal 2017.
Fiscal Year to Date
Total net revenue for the first six months of fiscal 2018 increased $257 million or 14% compared with the same period of fiscal 2017. The increase was primarily attributable to growth in our Small Business & Self-Employed segment revenue due to growth in Online Ecosystem revenue. Consumer segment revenue increased due to an increase in average revenue per customer but was partially impacted by a later opening of the tax season this year. See “Segment Results” later in this Item 2 for more information about the results for all of our reportable segments.
Operating loss decreased 5% for the first six months of fiscal 2018 compared with the same period of fiscal 2017. Operating loss in the first six months of fiscal 2018 was impacted by the increase in revenue described above partially offset by higher costs and expenses, including higher spending for staffing, outside services, advertising and other marketing programs, and share-based compensation. See “Operating Expenses” later in this Item 2 for more information.
We recorded a net loss of $38 million for the first six months of fiscal 2018 compared to a net loss of $17 million for the same period of fiscal 2017. The net loss for the first six months of fiscal 2018 includes a $39 million tax charge related to the re-measurement of our net deferred tax asset balance as a result of the enactment of the Tax Act. This charge was partially offset by tax benefits related to share-based compensation expense. See “Non-Operating Income and Expenses - Income Taxes” later in this Item 2 for more information. Net loss per share for the first six months of fiscal 2018 was $0.15 compared $0.07 in the same period a year ago.

Intuit Q2 Fiscal 2018 Form 10-Q	25

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
Segment operating income or loss is segment net revenue less segment cost of revenue and operating expenses. See “Executive Overview – Industry Trends and Seasonality” earlier in this Item 2 for a description of the seasonality of our business. Segment expenses do not include certain costs, such as corporate selling and marketing, product development, general and administrative expenses, and share-based compensation expenses, which are not allocated to specific segments. These unallocated costs totaled $747 million in the first six months of fiscal 2018 and $649 million in the first six months of fiscal 2017. Unallocated costs increased in the fiscal 2018 period due to increased corporate product development and selling and marketing expenses in support of the growth of our businesses and higher share-based compensation expenses. Segment expenses also do not include amortization of acquired technology, amortization of other acquired intangible assets, and goodwill and intangible asset impairment charges. See Note 10 to the financial statements in Part I, Item 1 of this Quarterly Report for reconciliations of total segment operating income or loss to consolidated operating income or loss for each fiscal period presented.
We calculate revenue growth rates and segment operating margin figures using dollars in thousands. Those results may vary slightly from figures calculated using the dollars in millions presented below.

Intuit Q2 Fiscal 2018 Form 10-Q	26

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

(Dollars in millions)	Q2 FY18	Q2 FY17	% Change	YTD Q2 FY18	YTD Q2 FY17	% Change
Product revenue	$221	$201	10%	$429	$389	10%
Service and other revenue	515	417	24%	1,001	822	22%
Total segment revenue	$736	$618	19%	$1,430	$1,211	18%
% of total revenue	63%	61%		70%	67%

Segment operating income	$281	$241	16%	$582	$480	21%
% of related revenue	38%	39%		41%	40%
Total Small Business & Self-Employed segment revenue increased $118 million or 19% in the second quarter of fiscal 2018 and $219 million or 18% in the first six months of fiscal 2018 compared with the same periods of fiscal 2017. The increase in both periods was due to growth in Online Ecosystem revenue.
Online Ecosystem
Online Ecosystem revenue increased 39% in the second quarter of fiscal 2018 and 37% in the first six months of fiscal 2018. The revenue growth in both periods was driven by customer acquisition. At January 31, 2018 QuickBooks Online subscribers were 2.8 million, up 51% compared with the same point in time a year ago. Online Services revenue increased 21% in the second quarter of fiscal 2018 and increased 18% in the first six months of fiscal 2018 due to customer growth in online payroll and payments.
Desktop Ecosystem
Desktop Ecosystem revenue increased 9% in both the second quarter and first six months of fiscal 2018 driven by growth in QuickBooks Enterprise subscribers and average revenue per customer. QuickBooks Desktop units declined 15% and 24% in those periods.
Small Business & Self-Employed segment operating income as a percentage of related revenue was relatively consistent in both the second quarter and first six months of fiscal 2018 compared with the same periods of fiscal 2017. The higher revenue in both periods described above was partially offset by higher expenses for staffing, advertising, and other marketing programs.

Intuit Q2 Fiscal 2018 Form 10-Q	27

Consumer

Product revenue is derived primarily from TurboTax desktop tax return preparation software.
Service and other revenue is derived primarily from TurboTax Online tax return preparation services and electronic tax filing services.

(Dollars in millions)	Q2 FY18	Q2 FY17	% Change	YTD Q2 FY18	YTD Q2 FY17	% Change
Product revenue	$13	$12	10%	$24	$23	4%
Service and other revenue	321	287	12%	388	349	11%
Total segment revenue	$334	$299	12%	$412	$372	11%
% of total revenue	29%	29%		20%	21%

Segment operating income	$69	$55	27%	$14	$17	(13)%
% of related revenue	21%	18%		3%	4%
Total Consumer segment revenue increased $40 million or 11% in the first six months of fiscal 2018 compared with the same period of fiscal 2017, primarily driven by an increase in average revenue per customer. Revenue growth in the fiscal 2018 period was partially impacted by a later opening of the tax season, with the IRS accepting returns on January 29, as compared to January 23 last year. Because of the seasonality of our Consumer revenue, we do not believe that revenue in our Consumer segment in the first six months of fiscal 2018 is indicative of revenue trends for the current fiscal year. We will not have substantially complete results for the 2017 tax season until the third quarter of fiscal 2018.
Consumer segment operating income as a percentage of related revenue decreased slightly in the first six months of fiscal 2018 compared to the same period of fiscal 2017. The higher revenue described above was offset by higher expenses including staffing, advertising, and other marketing programs.

Intuit Q2 Fiscal 2018 Form 10-Q	28

Strategic Partner

Product revenue is derived primarily from Lacerte, ProSeries, and ProFile desktop tax preparation software products.
Service and other revenue is derived primarily from ProConnect Tax Online tax return preparation, bank products, and related services that complement the tax return preparation process.

(Dollars in millions)	Q2 FY18	Q2 FY17	% Change	YTD Q2 FY18	YTD Q2 FY17	% Change
Product revenue	$82	$86	(4)%	$182	$184	(1)%
Service and other revenue	13	13	—%	27	27	1%
Total segment revenue	$95	$99	(4)%	$209	$211	(1)%
% of total revenue	8%	10%		10%	12%

Segment operating income	$49	$50	(3)%	$121	$120	—%
% of related revenue	51%	51%		58%	57%
The Strategic Partner segment targets professional accountants in the U.S. and Canada, who are essential to both small business success and tax preparation and filing.
Total Strategic Partner segment revenue decreased slightly in the first six months of fiscal 2018 compared with the same period of fiscal 2017. Strategic Partner segment operating income as a percentage of related revenue increased slightly in the first six months of fiscal 2018 compared with the same period of fiscal 2017.

Intuit Q2 Fiscal 2018 Form 10-Q	29

Cost of Revenue

(Dollars in millions)	Q2 FY18	% of Related Revenue	Q2 FY17	% of Related Revenue	YTD Q2 FY18	% of Related Revenue	YTD Q2 FY17	% of Related Revenue
Cost of product revenue	$36	11%	$37	12%	$60	9%	$66	11%
Cost of service and other revenue	207	24%	166	23%	377	27%	317	26%
Amortization of acquired technology	3	n/a	3	n/a	5	n/a	6	n/a
Total cost of revenue	$246	21%	$206	20%	$442	22%	$389	22%
Cost of product revenue as a percentage of product revenue decreased in the first six months of fiscal 2018 compared with the same period of fiscal 2017 related to lower production and support costs associated with our QuickBooks desktop offerings. We expense costs of product revenue as they are incurred for delivered software and we do not defer any of these costs when product revenue is deferred. Additionally, product revenue in the first six months of fiscal 2018 increased over the same period of fiscal 2017 as a result of the continued amortization of revenue for our QuickBooks desktop offerings.

Operating Expenses

(Dollars in millions)	Q2 FY18	% of Total Net Revenue	Q2 FY17	% of Total Net Revenue	YTD Q2 FY18	% of Total Net Revenue	YTD Q2 FY17	% of Total Net Revenue
Selling and marketing	$469	40%	$405	40%	$777	38%	$688	38%
Research and development	286	25%	243	24%	579	28%	489	27%
General and administrative	143	12%	140	14%	288	14%	266	15%
Amortization of other acquired intangible assets	1	—%	—	—%	2	—%	1	—%
Total operating expenses	$899	77%	$788	78%	$1,646	80%	$1,444	80%
Current Fiscal Quarter
Total operating expenses as a percentage of total net revenue decreased slightly to 77% in the second quarter of fiscal 2018 from 78% in the same quarter of fiscal 2017. Total net revenue for the second quarter of fiscal 2018 increased $149 million or 15% while total operating expenses for the quarter increased $111 million. Operating expenses increased about $45 million for higher advertising and other marketing programs, $33 million for staffing expenses due to higher headcount, and $14 million for outside services.
Fiscal Year to Date
Total operating expenses as a percentage of total net revenue was flat in the first six months of fiscal 2018 compared to the same period of fiscal 2017. Total net revenue for the first six months of fiscal 2018 increased $257 million or 14% while total operating expenses for that period increased $202 million. Operating expenses increased about $77 million for higher staffing expenses due to higher headcount, $52 million for advertising and other marketing programs, and $32 million for outside services.

Non-Operating Income and Expenses
Interest Expense
Interest expense of $11 million for the first six months of fiscal 2018 consisted primarily of interest on our unsecured term loan and unsecured revolving credit facility. Interest expense of $20 million for the first six months of fiscal 2017 consisted primarily of interest on our senior notes, unsecured term loan, and unsecured revolving credit facility.

Intuit Q2 Fiscal 2018 Form 10-Q	30

Interest and Other Income (Expense), Net

(In millions)	Q2 FY18	Q2 FY17	YTD Q2 FY18	YTD Q2 FY17
Interest income (1)	$2	$1	$4	$2
Net gain (loss) on executive deferred compensation plan assets (2)	5	4	7	3
Other	(2)	(6)	(3)	(8)
Total interest and other income (expense), net	$5	$(1)	$8	$(3)
(1) Interest income in the first six months of fiscal 2018 increased compared with the same period of fiscal 2017 due to higher average interest rates.
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
Tax Cuts and Job Act
The Tax Cuts and Jobs Act (Tax Act) was enacted on December 22, 2017 and reduces the U.S. statutory federal corporate tax rate from 35% to 21%. The effective date of the tax rate change is January 1, 2018. With our fiscal year ending July 31, the change will result in a blended lower U.S. statutory federal rate of 26.9% for fiscal year 2018. As a result, we adjusted our annual effective tax rate for the three and six months ended January 31, 2018, as well as adjusted our U.S. net deferred tax asset balance at the lower rates.
At January 31, 2018, we have not completed our accounting for the tax effects of enactment of the Tax Act; however, we have made a reasonable estimate of the effects on our existing deferred tax balances. For deferred tax balances we recognized a provisional charge of $39 million, which is included as a component of our income tax provision for the three and six months ended January 31, 2018.
Additionally, we have made provisional estimates of the impact of the Tax Act’s changes to our fiscal 2018 annual effective tax rate for items such as meals and entertainment and executive deferred compensation deductions. We do not expect to have any material tax impact from the foreign tax provisions of the Tax Act.
On December 22, 2017 the SEC issued Staff Accounting Bulletin No. 118 (SAB 118), which provides guidance for companies that are not able to complete their accounting for the income tax effects of the Act in the period of enactment. The guidance allows us to record provisional amounts to the extent a reasonable estimate can be made and provides us with up to one year from enactment date to finalize accounting for the impacts of the Tax Act. Since the Tax Act was passed in Intuit’s second quarter, the deferred tax re-measurements and other items are considered provisional due to the forthcoming guidance and ongoing analysis of the final year-end data and tax positions. The analysis is expected to be completed within the 12-month measurement period in accordance with SAB 118.

Current quarter and year to date income tax and effective tax rates
For the three and six months ended January 31, 2018, we recognized excess tax benefits on share-based compensation of $8 million and $33 million in our provision for income taxes. These amounts include the impact of the Tax Act’s U.S. statutory federal corporate tax rate reduction on the benefit that we recorded in our first quarter. For the three and six months ended January 31, 2017, we recognized excess tax benefits on share-based compensation of $7 million and $26 million in our provision for income taxes.
We recorded a tax provision of $40 million on income of $19 million for the three months ended January 31, 2018. As a result of the lower enacted tax rate, the tax provision for the three months ended January 31, 2018 includes a charge of $4 million to reduce the tax benefit recorded in the first quarter of fiscal 2018 which was calculated at the higher effective tax rate. We recorded a tax benefit of $2 million on a loss of $40 million for the six months ended January 31, 2018. Excluding the $4 million charge and the discrete tax items primarily related to the re-measurement of our net deferred tax asset balance and the share-based compensation tax benefits mentioned above, our effective tax rate for the three and six months ended January 31, 2018 was 27% and did not differ significantly from the federal statutory rate of 26.9%. See Note 7 to the financial statements in Part I, Item I of this Quarterly Report for more information.
We recorded a tax benefit of $3 million on income of $10 million for the three months ended January 31, 2017. Our effective tax rate for the six months ended January 31, 2017 was approximately 72%. Excluding discrete tax items primarily related to share-based compensation tax benefits, our effective tax rate for both periods was 34% and did not differ significantly from

Intuit Q2 Fiscal 2018 Form 10-Q	31

the federal statutory rate of 35%. See Note 7 to the financial statements in Part I, Item I of this Quarterly Report for more information.

LIQUIDITY AND CAPITAL RESOURCES

Overview
At January 31, 2018, our cash, cash equivalents and investments totaled $726 million, a slight decrease compared to July 31, 2017 due to the factors discussed under “Statements of Cash Flows” below. Our primary sources of liquidity have been cash from operations, which entails the collection of accounts receivable for products and services, and borrowings under our credit facility. Our primary uses of cash have been for research and development programs, selling and marketing activities, capital projects, acquisitions of businesses, debt service costs and debt repayment, repurchases of our common stock under our stock repurchase programs, and the payment of cash dividends. As discussed in “Executive Overview – Industry Trends and Seasonality” earlier in this Item 2, our business is subject to significant seasonality. The balance of our cash, cash equivalents, and investments generally fluctuates with that seasonal pattern. We believe the seasonality of our business is likely to continue in the future.
The following table summarizes selected measures of our liquidity and capital resources at the dates indicated:

(Dollars in millions)	January 31, 2018	July 31, 2017	$ Change	% Change
Cash, cash equivalents, and investments	$726	$777	$(51)	(7)%
Long-term investments	28	31	(3)	(10)%
Short-term debt	690	50	640	1,280%
Long-term debt	413	438	(25)	(6)%
Working capital (deficit)	(1,130)	(529)	(601)	114%
Ratio of current assets to current liabilities	0.6 : 1	0.7 : 1
We have historically generated significant cash from operations and we expect to continue to do so during the balance of fiscal 2018. Our cash, cash equivalents, and investments totaled $726 million at January 31, 2018, none of those funds were restricted, and approximately 66% of those funds were located in the U.S. Our unsecured revolving credit facility is available to us for general corporate purposes, including future acquisitions and stock repurchases. At January 31, 2018, $640 million was outstanding under the revolving credit facility. We intend to repay the outstanding balance during the third quarter of fiscal 2018.
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

Intuit Q2 Fiscal 2018 Form 10-Q	32

Statements of Cash Flows
The following table summarizes selected items from our statements of cash flows for the first six months of fiscal 2018 and fiscal 2017. See the financial statements in Part I, Item 1 of this Quarterly Report for complete statements of cash flows for those periods.

	Six Months Ended
(Dollars in millions)	January 31, 2018	January 31, 2017	$ Change
Net cash provided by (used in):
Operating activities	$174	$87	$87
Investing activities	(486)	43	(529)
Financing activities	258	(375)	633
Effect of exchange rates on cash and cash equivalents	3	(1)	4
Net decrease in cash and cash equivalents	$(51)	$(246)	$195

Our primary sources and uses of cash were as follows:
Six Months Ended
January 31, 2018	January 31, 2017
 Sources of cash:

• Operations
• Borrowings under revolving credit facility
• Issuance of common stock under employee stock plans

 Uses of cash:

• Acquisitions of businesses
• Repurchases of shares of our common stock
• Payment of cash dividends and dividend rights
• Repayment of debt
• Payment of bonuses
• Capital expenditures

Sources of cash:

• Operations
• Net sales of investments
• Borrowings under revolving credit facility
• Issuance of common stock under employee stock plans

 Uses of cash:

• Repurchases of shares of our common stock
• Payment of cash dividends and dividend rights
• Payment of bonuses
• Capital expenditures

Stock Repurchase Programs, Treasury Shares, and Dividends on Common Stock
As described in Note 8 to the financial statements in Part I, Item 1 of this Quarterly Report, during the first six months of fiscal 2018 we continued to repurchase shares of our common stock under repurchase programs that our Board of Directors has authorized. At January 31, 2018, we had authorization from our Board of Directors to expend up to an additional $1.3 billion for stock repurchases. We currently expect to continue repurchasing our common stock on a quarterly basis; however, future stock repurchases under the current program are at the discretion of management, and authorization of future stock repurchase programs is subject to the final determination of our Board of Directors.
During the first six months of fiscal 2018 we also continued to pay quarterly cash dividends on shares of our outstanding common stock. In February 2018 our Board of Directors declared a quarterly cash dividend of $0.39 per share of outstanding common stock payable on April 18, 2018 to stockholders of record at the close of business on April 10, 2018. We currently expect to continue paying comparable cash dividends on a quarterly basis; however, future declarations of dividends and the establishment of future record dates and payment dates are subject to the final determination of our Board of Directors.

Credit Facility
On February 1, 2016 we entered into a master credit agreement with certain institutional lenders for a five-year credit facility in an aggregate principal amount of $1.5 billion. The master credit agreement includes a $500 million unsecured term loan and a $1 billion unsecured revolving credit facility that will expire on February 1, 2021. Under the master credit agreement we may, subject to certain customary conditions, on one or more occasions increase commitments under the revolving credit facility in an amount not to exceed $250 million in the aggregate and may extend the maturity date up to two times. Advances under the revolving credit facility accrue interest at rates that are equal to, at our election, either Bank of America's alternate base rate plus a margin that ranges from 0.0% to 0.5% or the London Interbank Offered Rate (LIBOR) plus a margin that ranges from 0.9% to 1.5%. Actual margins under either election will be based on our senior debt credit ratings. At January 31, 2018, $640 million was outstanding under the revolving credit facility. We monitor counterparty risk associated with the institutional

Intuit Q2 Fiscal 2018 Form 10-Q	33

lenders that are providing the credit facility. We currently believe that the credit facility will be available to us should we choose to borrow under it.
Under the master credit agreement, we borrowed $500 million in the form of an unsecured term loan on February 1, 2016. We may, subject to certain customary conditions, on one or more occasions increase commitments under the term loan in an amount not to exceed $500 million in the aggregate. The term loan accrues interest at rates that are equal to, at our election, either Bank of America's alternate base rate plus a margin that ranges from 0.125% to 0.875% or LIBOR plus a margin that ranges from 1.125% to 1.875%. Actual margins under either election will be based on our senior debt credit ratings. The term loan is subject to quarterly principal payments, which began in July 2017, of 2.5% of the original loan amount, with the balance payable on February 1, 2021. At January 31, 2018, $463 million was outstanding under the term loan.
The master credit agreement includes customary affirmative and negative covenants, including financial covenants that require us to maintain a ratio of total debt to annual earnings before interest, taxes, depreciation and amortization (EBITDA) of not greater than 3.25 to 1.00 as of any date and a ratio of annual EBITDA to annual interest expense of not less than 3.00 to 1.00 as of the last day of each fiscal quarter. We remained in compliance with these covenants at all times during the quarter ended January 31, 2018.

Cash Held by Foreign Subsidiaries
Our cash, cash equivalents, and investments totaled $726 million at January 31, 2018. Of this amount, approximately 34% was held by our foreign subsidiaries and subject to repatriation tax considerations. These foreign funds were located primarily in Canada and India. We intend to permanently reinvest a significant portion of our earnings from foreign operations, and we currently do not anticipate that we will need funds generated from foreign operations to fund our domestic operations. In the event that funds from foreign operations are needed to fund operations in the United States, if U.S. taxes have not been previously provided on the related earnings we would provide for and pay additional U.S. taxes at the time we change our intention with regard to the reinvestment of those earnings.
Off-Balance Sheet Arrangements
At January 31, 2018, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.
Contractual Obligations
We presented our contractual obligations at July 31, 2017 in our Annual Report on Form 10-K for the fiscal year then ended. On September 13, 2017 we signed an agreement that includes a minimum purchase commitment of $450 million through August 31, 2022. There were no other significant changes to our contractual obligations during the first six months of fiscal 2018.
Recent Accounting Pronouncements
For a description of recent accounting pronouncements, if any, and the potential impact of these pronouncements on our consolidated financial statements, see Note 1 to the financial statements in Part I, Item 1 of this Quarterly Report.

Intuit Q2 Fiscal 2018 Form 10-Q	34

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
Our cash equivalents and investments are subject to market risk due to changes in interest rates. Interest rate movements affect the interest income we earn on cash equivalents and investments and the fair value of those investments. If the Federal Reserve Target Rate had increased by 25 basis points from the level of January 31, 2018, the value of our investments at that date would have decreased by approximately $1 million. If the Federal Reserve Target Rate had increased by 100 basis points from the level of January 31, 2018, the value of our investments at that date would have decreased by approximately $4.1 million.
We are also exposed to the impact of changes in interest rates as they affect our $1 billion unsecured revolving credit facility and $500 million unsecured term loan. Advances under the revolving credit facility accrue interest at rates that are equal to Bank of America's alternate base rate plus a margin that ranges from 0.0% to 0.5% or the London InterBank Offered Rate (LIBOR) plus a margin that ranges from 0.9% to 1.5%. The term loan accrues interest at rates that are equal to, at our election, either Bank of America's alternate base rate plus a margin that ranges from 0.125% to 0.875% or LIBOR plus a margin that ranges from 1.125% to 1.875%. Actual margins under all of these elections are based on our senior debt credit ratings. Consequently, our interest expense fluctuates with changes in the general level of these interest rates. At January 31, 2018, $640 million was outstanding under the revolving credit facility and $463 million was outstanding under the term loan. See Note 5 and Note 6 to the financial statements in Part I, Item 1 of this Quarterly Report for more information.
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
Since we translate foreign currencies (primarily Canadian dollars, Indian rupees, and British pounds) into U.S. dollars for financial reporting purposes, currency fluctuations can have an impact on our financial results. The historical impact of currency fluctuations on our financial results has generally been immaterial. We believe that our exposure to currency exchange fluctuation risk is not significant primarily because our global subsidiaries invoice customers and satisfy their financial obligations almost exclusively in their local currencies. Although the impact of currency fluctuations on our financial results has generally been immaterial in the past and we believe that for the reasons cited above currency fluctuations will not be significant in the future, the impact of currency fluctuations could be material in the future. As of January 31, 2018, we did not engage in foreign currency hedging activities.

Intuit Q2 Fiscal 2018 Form 10-Q	35

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

Intuit Q2 Fiscal 2018 Form 10-Q	36

PART II - OTHER INFORMATION

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

Intuit Q2 Fiscal 2018 Form 10-Q	37

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

Intuit Q2 Fiscal 2018 Form 10-Q	38

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

Intuit Q2 Fiscal 2018 Form 10-Q	39

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
Our technologies, systems, and networks, and those of our third parties and customers have been subject to, and are likely to continue to be the target of, cyber-attacks, computer viruses, worms, phishing attacks, malicious software programs and other information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of our customers’ or employees’ sensitive and personal information and data or Intuit's sensitive business data. These attacks could also disrupt our or our customers’ or other third parties’ business operations. These types of attacks can be made by individuals, groups of hackers, and sophisticated organizations including state-sponsored organizations or nation-states themselves. Customers that fail to update their systems, continue to run software that we no longer support or that fail to install security patches on a timely basis make it more difficult for us to detect and prevent these kinds of attacks. Although this is an industry-wide problem that affects software and hardware across platforms, it is increasingly affecting our offerings because cyber-criminals tend to focus their efforts on well-known offerings that are popular among customers and hold sensitive information and we expect them to continue to do so. If these cyber-criminals are able to circumvent our security measures, exploit vulnerabilities in our customers’ devices or customers’ behavior, or if we are unable to detect an intrusion into our systems and contain such intrusion in a reasonable amount of time, our customers’ sensitive and personal information and data may be compromised.
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

Intuit Q2 Fiscal 2018 Form 10-Q	40

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

Intuit Q2 Fiscal 2018 Form 10-Q	41

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

Intuit Q2 Fiscal 2018 Form 10-Q	42

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
We rely on our network and data center infrastructure and internal technology systems for many of our development, marketing, operational, support, sales, accounting and financial reporting activities. We are continually investing resources to update and improve these systems and environments in order to meet existing, as well as the growing and changing requirements of our business and customers. If we experience prolonged delays or unforeseen difficulties in updating and upgrading our systems and architecture, we may experience outages and may not be able to deliver certain offerings and develop new offerings and enhancements that we need to remain competitive. Such improvements and upgrades are often complex, costly and time consuming. In addition, such improvements can be challenging to integrate with our existing technology systems, or may uncover problems with our existing technology systems. Unsuccessful implementation of hardware or software updates and improvements could result in outages, disruption in our business operations, loss of revenue or damage to our reputation.
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

•	difficulties in developing, staffing, and simultaneously managing a large number of varying foreign operations as a result of distance, language, and cultural differences;

Intuit Q2 Fiscal 2018 Form 10-Q	43

•	stringent local labor laws and regulations;

•	credit risk and higher levels of payment fraud;

•	profit repatriation restrictions, and foreign currency exchange restrictions;

•	geopolitical events, including natural disasters, acts of war and terrorism;

•	import or export regulations;

•	compliance with U.S. laws such as the Foreign Corrupt Practices Act, and local laws prohibiting corrupt payments to government officials;

•	antitrust and competition regulations;

•	potentially adverse tax developments;

•	economic uncertainties relating to European sovereign and other debt;

•	trade barriers and changes in trade regulations;

•	political or social unrest, economic instability, repression, or human rights issues; and

•	risks related to other government regulation or required compliance with local laws.
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
As our business continues to expand to countries outside the United States that have more strict data protection laws, our compliance requirements and costs may increase. Recent legal developments in the European Union have created compliance uncertainty and increased complexity regarding certain transfers of information from Europe to the U.S. The European Commission has approved a data protection regulation, known as the General Data Protection Regulation (GDPR), which has been finalized and is due to come into force in May 2018. The GDPR will require certain operational changes to be made by companies that receive or process personal data of residents of the EU and will include significant penalties for non-compliance. In addition, other governmental authorities around the world are considering similar types of legislative and regulatory proposals concerning data protection. Due to the uncertain international environment, we could face additional compliance obligations that could cause us to incur costs or require us to change our business practices in a manner adverse to our business. Further, these regulatory requirements could also impose significant limitations, require changes to our business, require notification to customers or employees of a security breach, restrict our use or storage of personal information, or cause changes in customer purchasing behavior which may make our business more costly, less efficient or impossible to conduct, and may require us to modify our current or future products or services, which may make customers less likely to purchase our products or harm our future financial results. We have incurred – and may continue to incur – significant expenses to comply with mandatory privacy and security standards and protocols imposed by law, regulation, industry standards or contractual obligations.
The tax preparation industry continues to receive heightened attention from federal and state governments. New legislation, regulation, public policy considerations, changes in the cybersecurity environment, litigation by the government or private entities, changes to or new interpretations of existing laws may result in greater oversight of the tax preparation industry,

Intuit Q2 Fiscal 2018 Form 10-Q	44

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

Intuit Q2 Fiscal 2018 Form 10-Q	45

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
Our future effective income tax rates may be favorably or unfavorably affected by unanticipated changes in the valuation of our deferred tax assets and liabilities, by changes in our stock price, or by changes in tax laws or their interpretation, including the recently passed Tax Act. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. These continuous examinations may result in unforeseen tax-related liabilities, which may harm our future financial results.
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
Our acquisitions have resulted in significant expenses, including amortization and impairment of acquired technology and other acquired intangible assets, and impairment of goodwill. Total costs and expenses in these categories were $14 million in fiscal 2017; $34 million in fiscal 2016; and $339 million in fiscal 2015, of which $149 million was classified as discontinued operations. Although under current accounting rules goodwill is not amortized, we may incur impairment charges related to the goodwill already recorded and to goodwill arising out of future acquisitions. We test the impairment of goodwill annually in our fourth fiscal quarter or more frequently if indicators of impairment arise. The timing of the formal annual test may result in charges to our statement of operations in our fourth fiscal quarter that may not have been reasonably foreseen in prior periods. The total costs and expenses for fiscal 2015 included goodwill and intangible asset impairment charges of $297 million, of which $149 million was classified as discontinued operations. At January 31, 2018, we had $1.6 billion in goodwill and $75 million in net acquired intangible assets on our balance sheet, both of which may be subject to impairment charges in the future. New acquisitions, and any impairment of the value of acquired intangible assets, may have a significant negative impact on our future financial results.

Intuit Q2 Fiscal 2018 Form 10-Q	46

We have $463 million in debt outstanding under the term loan and have drawn $640 million on our unsecured revolving credit facility and may incur other debt in the future, which may adversely affect our financial condition and future financial results.
On February 1, 2016, we entered into a master credit agreement with certain institutional lenders for a new five-year credit facility in an aggregate principal amount of $1.5 billion. The master credit agreement includes a $500 million unsecured term loan and a $1 billion unsecured revolving credit facility that will expire on February 1, 2021. As of January 31, 2018, $463 million was outstanding on the term loan and $640 million was outstanding under the revolving credit facility. We may use the proceeds of any advances against the credit facility for general corporate purposes, including future acquisitions and share repurchases.
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

Intuit Q2 Fiscal 2018 Form 10-Q	47

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In connection with our purchase of all the outstanding equity of TSheets.com, LLC ("TSheets") on January 10, 2018, we issued 75,528 shares of our common stock to certain of the equity holders of TSheets. These shares of our common stock were unregistered and issued pursuant to Section 4(2) of the Securities Act of 1933, as amended. The Intuit common stock issued at the closing of the acquisition had an aggregate value of approximately $12.35 million and was subject to certain vesting restrictions tied to employment.
Purchases of Equity Securities By The Issuer And Affiliated Purchasers
Stock repurchase activity during the three months ended January 31, 2018 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans
November 1, 2017 through November 30, 2017	55,000	$152.26	55,000	$1,343,618,152
December 1, 2017 through December 31, 2017	415,000	$158.12	415,000	$1,277,996,437
January 1, 2018 through January 31, 2018	60,000	$158.13	60,000	$1,268,508,637
Total	530,000	$157.52	530,000
Note: All of the shares purchased as part of publicly announced plans during the three months ended January 31, 2018 were purchased under a plan we announced on August 19, 2016 under which we are authorized to repurchase up to $2 billion of our common stock. At January 31, 2018, authorization from our Board of Directors to expend up to $1.3 billion remained available under that plan.

ITEM 6 - EXHIBITS
See the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q.

Intuit Q2 Fiscal 2018 Form 10-Q	48

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTUIT INC. (Registrant)
Date:	February 22, 2018	By:	/s/ MICHELLE M. CLATTERBUCK
Michelle M. Clatterbuck
Executive Vice President and Chief Financial Officer (Authorized Officer and Principal Financial Officer)

Intuit Q2 Fiscal 2018 Form 10-Q	49

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference

10.01+	Letter Regarding Terms of Employment by and between Intuit Inc. and Ms. Michelle M. Clatterbuck, dated January 19, 2018.		8-K, filed 1/23/2018

31.01	Certification of Chief Executive Officer	X

31.02	Certification of Chief Financial Officer	X

32.01*	Section 1350 Certification (Chief Executive Officer)	X

32.02*	Section 1350 Certification (Chief Financial Officer)	X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X

101.SCH	XBRL Taxonomy Extension Schema	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase	X
________________________________

+	Indicates a management contract or compensatory plan or arrangement
*	This exhibit is intended to be furnished and shall not be deemed “filed” for purposes of the Securities Exchange Act of 1934, as amended.

Intuit Q2 Fiscal 2018 Form 10-Q	50