Form 10-Q
period 2018-04-30
INTUIT INC
filed 2018-05-22
CIK 896878

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 30, 2018
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 256,588,282 shares of Common Stock, $0.01 par value, were outstanding at May 16, 2018.

INTUIT INC. FORM 10-Q INDEX

Page
PART I - FINANCIAL INFORMATION

ITEM 1: Financial Statements (Unaudited)

Condensed Consolidated Statements of Operations for the three and nine months ended April 30, 2018 and 2017	4

Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended April 30, 2018 and 2017	5

Condensed Consolidated Balance Sheets at April 30, 2018 and July 31, 2017	6

Condensed Consolidated Statements of Stockholders’ Equity for the nine months ended April 30, 2018 and 2017	7

Condensed Consolidated Statements of Cash Flows for the nine months ended April 30, 2018 and 2017	8

Notes to Condensed Consolidated Financial Statements	9

ITEM 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

ITEM 3: Quantitative and Qualitative Disclosures about Market Risk	35

ITEM 4: Controls and Procedures	36

PART II - OTHER INFORMATION

ITEM 1: Legal Proceedings	37

ITEM 1A: Risk Factors	37

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds	48

ITEM 6: Exhibits	48

Signatures	49

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

Intuit Q3 Fiscal 2018 Form 10-Q	2

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements. All statements in this report, other than statements that are purely historical, are forward-looking statements. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “forecast,” “estimate,” “seek,” and similar expressions also identify forward-looking statements. In this report, forward-looking statements include, without limitation, the following:

•	our expectations and beliefs regarding future conduct and growth of the business;

•	our beliefs and expectations regarding seasonality, competition and other trends that affect our business;

•	our expectation that we will continue to invest significant resources in our product development, marketing and sales capabilities;

•	our expectation regarding the impact of newly passed U.S. legislation on Intuit's business and its corporate tax rate;

•	our expectation that we will continue to invest significant management attention and resources in our information technology infrastructure and in our privacy and security capabilities;

•	our expectation that we will work with the broader industry and government to protect our customers from fraud;

•	our expectation that we will be able to protect our customers’ data and prevent third parties from using stolen customer information to perpetrate fraud in our tax and other offerings;

•	our expectation that we will generate significant cash from operations;

•	our expectation that connected services revenue as a percentage of our total revenue will continue to grow;

•	our expectations regarding the development of future products, services, business models and technology platforms and our research and development efforts;

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

•	our intention not to sell our investments and our belief that it is more likely than not that we will not be required to sell them before recovery at par;

•	our belief that the investments we hold are not other-than-temporarily impaired;

•	our belief that we take prudent measures to mitigate investment related risks;

•	our belief that our exposure to currency exchange fluctuation risk will not be significant in the future;

•	our assessments and estimates that determine our effective tax rate;

•	our expectation that we will pay approximately $320 million in income taxes in the fourth quarter of fiscal 2018;

•	our belief that it is not reasonably possible that there will be a significant increase or decrease in our unrecognized tax benefits over the next 12 months;

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

Intuit Q3 Fiscal 2018 Form 10-Q	3

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

INTUIT INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended		Nine Months Ended
(In millions, except per share amounts)	April 30, 2018	April 30, 2017	April 30, 2018	April 30, 2017
Net revenue:
Product	$505	$467	$1,140	$1,063
Service and other	2,420	2,074	3,836	3,272
Total net revenue	2,925	2,541	4,976	4,335
Costs and expenses:
Cost of revenue:
Cost of product revenue	27	29	87	95
Cost of service and other revenue	272	205	649	522
Amortization of acquired technology	5	3	10	9
Selling and marketing	549	467	1,326	1,155
Research and development	296	246	875	735
General and administrative	159	146	447	412
Amortization of other acquired intangible assets	2	1	4	2
Total costs and expenses	1,310	1,097	3,398	2,930
Operating income	1,615	1,444	1,578	1,405
Interest expense	(5)	(8)	(16)	(28)
Interest and other income, net	7	3	15	—
Income before income taxes	1,617	1,439	1,577	1,377
Income tax provision	417	475	415	430
Net income	$1,200	$964	$1,162	$947

Basic net income per share	$4.68	$3.76	$4.54	$3.68
Shares used in basic per share calculations	257	256	256	257

Diluted net income per share	$4.59	$3.70	$4.47	$3.63
Shares used in diluted per share calculations	262	260	260	261

Cash dividends declared per common share	$0.39	$0.34	$1.17	$1.02
See accompanying notes.

Intuit Q3 Fiscal 2018 Form 10-Q	4

INTUIT INC. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended		Nine Months Ended
(In millions)	April 30, 2018	April 30, 2017	April 30, 2018	April 30, 2017

Net income	$1,200	$964	$1,162	$947
Other comprehensive income (loss), net of income taxes:
Unrealized gain (loss) on available-for-sale debt securities	(1)	—	(2)	(1)
Foreign currency translation gain (loss)	(9)	(2)	(6)	(3)
Total other comprehensive income (loss), net	(10)	(2)	(8)	(4)
Comprehensive income	$1,190	$962	$1,154	$943

See accompanying notes.

Intuit Q3 Fiscal 2018 Form 10-Q	5

INTUIT INC. CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(In millions)	April 30, 2018	July 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$1,614	$529
Investments	322	248
Accounts receivable, net	309	103
Income taxes receivable	2	63
Prepaid expenses and other current assets	179	100
Current assets before funds held for customers	2,426	1,043
Funds held for customers	419	372
Total current assets	2,845	1,415
Long-term investments	28	31
Property and equipment, net	950	1,030
Goodwill	1,613	1,295
Acquired intangible assets, net	68	22
Long-term deferred income taxes	128	132
Other assets	155	143
Total assets	$5,787	$4,068

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$50	$50
Accounts payable	325	157
Accrued compensation and related liabilities	286	300
Deferred revenue	1,040	887
Income taxes payable	356	5
Other current liabilities	227	173
Current liabilities before customer fund deposits	2,284	1,572
Customer fund deposits	419	372
Total current liabilities	2,703	1,944
Long-term debt	400	438
Long-term deferred revenue	173	202
Other long-term obligations	147	130
Total liabilities	3,423	2,714
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock and additional paid-in capital	5,289	4,857
Treasury stock, at cost	(11,050)	(10,778)
Accumulated other comprehensive loss	(30)	(22)
Retained earnings	8,155	7,297
Total stockholders’ equity	2,364	1,354
Total liabilities and stockholders’ equity	$5,787	$4,068
See accompanying notes.

Intuit Q3 Fiscal 2018 Form 10-Q	6

INTUIT INC. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)

(In millions, except shares in thousands)	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
Balance at July 31, 2017	255,668	$4,857	$(10,778)	$(22)	$7,297	$1,354
Comprehensive income	—	—	—	(8)	1,162	1,154
Issuance of stock under employee stock plans, net of shares withheld for employee taxes	2,776	147		—	—	147
Stock repurchases under stock repurchase programs	(1,870)	—	(272)	—	—	(272)
Dividends and dividend rights declared ($1.17 per share)	—	—	—	—	(304)	(304)
Share-based compensation expense	—	285	—	—	—	285
Balance at April 30, 2018	256,574	$5,289	$(11,050)	$(30)	$8,155	$2,364

(In millions, except shares in thousands)	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
Balance at July 31, 2016	257,853	$4,445	$(9,939)	$(32)	$6,687	$1,161
Comprehensive income	—	—	—	(4)	947	943
Issuance of stock under employee stock plans, net of shares withheld for employee taxes	2,642	89	—	—	—	89
Stock repurchases under stock repurchase programs	(4,241)	—	(478)	—	—	(478)
Dividends and dividend rights declared ($1.02 per share)	—	—	—	—	(267)	(267)
Cumulative effect of change in accounting principle	—	6	—	—	(4)	2
Share-based compensation expense	—	247	—	—	—	247
Balance at April 30, 2017	256,254	$4,787	$(10,417)	$(36)	$7,363	$1,697

See accompanying notes.

Intuit Q3 Fiscal 2018 Form 10-Q	7

INTUIT INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended
(In millions)	April 30, 2018	April 30, 2017
Cash flows from operating activities:
Net income	$1,162	$947
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	173	156
Amortization of acquired intangible assets	18	18
Share-based compensation expense	283	241
Deferred income taxes	24	(36)
Other	(1)	9
Total adjustments	497	388
Changes in operating assets and liabilities:
Accounts receivable	(206)	(138)
Income taxes receivable	62	19
Prepaid expenses and other assets	(37)	5
Accounts payable	160	104
Accrued compensation and related liabilities	(8)	(47)
Deferred revenue	120	130
Income taxes payable	351	431
Other liabilities	48	50
Total changes in operating assets and liabilities	490	554
Net cash provided by operating activities	2,149	1,889
Cash flows from investing activities:
Purchases of corporate and customer fund investments	(303)	(286)
Sales of corporate and customer fund investments	87	332
Maturities of corporate and customer fund investments	137	150
Net change in cash and cash equivalents held to satisfy customer fund obligations	(47)	(18)
Net change in customer fund deposits	47	18
Purchases of property and equipment	(97)	(178)
Acquisitions of businesses, net of cash acquired	(363)	—
Other	(49)	(40)
Net cash used in investing activities	(588)	(22)
Cash flows from financing activities:
Proceeds from borrowings under revolving credit facility	800	150
Repayments on borrowings under revolving credit facility	(800)	(150)
Repayment of debt	(38)	(500)
Proceeds from issuance of stock under employee stock plans	205	150
Payments for employee taxes withheld upon vesting of restricted stock units	(58)	(61)
Cash paid for purchases of treasury stock	(272)	(473)
Dividends and dividend rights paid	(305)	(265)
Other	(1)	—
Net cash used in financing activities	(469)	(1,149)
Effect of exchange rates on cash and cash equivalents	(7)	(6)
Net increase in cash and cash equivalents	1,085	712
Cash and cash equivalents at beginning of period	529	638
Cash and cash equivalents at end of period	$1,614	$1,350

See accompanying notes.

Intuit Q3 Fiscal 2018 Form 10-Q	8

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
These unaudited condensed consolidated financial statements and accompanying notes should be read together with the audited consolidated financial statements in Item 8 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2017. Results for the nine months ended April 30, 2018 do not necessarily indicate the results we expect for the fiscal year ending July 31, 2018 or any other future period.

Seasonality
Our Consumer offerings have significant seasonal patterns and revenue from those income tax preparation products and services is heavily concentrated in our third fiscal quarter ending April 30.

Significant Accounting Policies
We describe our significant accounting policies in Note 1 to the financial statements in Item 8 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2017. There have been no changes to our significant accounting policies during the first nine months of fiscal 2018.

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

Intuit Q3 Fiscal 2018 Form 10-Q	9

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
The following table presents the composition of shares used in the computation of basic and diluted net income per share for the periods indicated.

	Three Months Ended		Nine Months Ended
(In millions, except per share amounts)	April 30, 2018	April 30, 2017	April 30, 2018	April 30, 2017
Numerator:
Net income	$1,200	$964	$1,162	$947

Denominator:
Shares used in basic per share amounts:
Weighted average common shares outstanding	257	256	256	257

Shares used in diluted per share amounts:
Weighted average common shares outstanding	257	256	256	257
Dilutive common equivalent shares from stock options
and restricted stock awards	5	4	4	4
Dilutive weighted average common shares outstanding	262	260	260	261

Basic and diluted net income per share:
Basic net income per share	$4.68	$3.76	$4.54	$3.68

Diluted net income per share	$4.59	$3.70	$4.47	$3.63

Shares excluded from diluted net income per share:
Weighted average stock options and restricted stock units that have been excluded from dilutive common equivalent shares outstanding due to their anti-dilutive effect	—	3	2	4

Concentration of Credit Risk and Significant Customers
No customer accounted for 10% or more of total net revenue in the three or nine months ended April 30, 2018 or April 30, 2017. No customer accounted for 10% or more of gross accounts receivable at April 30, 2018 or July 31, 2017.

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

Intuit Q3 Fiscal 2018 Form 10-Q	10

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
Revenue Recognition - In May 2014 the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”. This new standard supersedes nearly all existing revenue recognition guidance under U.S. GAAP. Under the new standard, revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible that more judgment and estimates may be required within the revenue recognition process than is required under present U.S. GAAP. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price, and allocating the transaction price to each separate performance obligation. The new standard also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. The new standard is effective for reporting periods beginning after December 15, 2017, which means that it is effective for us beginning August 1, 2018.
The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method) or retrospectively with the cumulative effect of applying the guidance recognized in retained earnings as of the date of adoption (modified retrospective method). We plan to adopt Topic 606 utilizing the full retrospective transition method when it becomes effective for us in the first fiscal quarter beginning August 1, 2018. In preparation for adoption of the standard, we have implemented internal controls and processes and key system functionality needed to enable the preparation of financial information and have reached conclusions on key accounting assessments related to the standard.
The most significant impact of the standard relates to the timing and amount of revenue recognized for our QuickBooks Desktop solutions and our consumer and professional tax desktop solutions. Our QuickBooks Desktop solutions include both packaged software products and software subscriptions.
Our QuickBooks Desktop packaged software products include a software license as well as enhancements and connected services. Under the current standard, we recognize revenue for the QuickBooks Desktop packaged software products ratably over the period that enhancements and connected services are provided, which is approximately three years. Under the new standard, we will recognize revenue for our QuickBooks Desktop packaged software products at the time the software license is delivered. We have determined that the enhancements and connected services included in our QuickBooks Desktop packaged software product are immaterial within the context of the contract.
Our QuickBooks Desktop software subscriptions include a software license, version protection, enhancements, support and various connected services. Under the current standard, we recognize revenue for our QuickBooks Desktop software subscriptions ratably over the subscription term, which is generally one year. Under the new standard, we will recognize revenue for the software license and version protection at the time they are delivered and will recognize revenue for support

Intuit Q3 Fiscal 2018 Form 10-Q	11

and connected services over the subscription term as the services are provided. We have determined that the enhancements included in our QuickBooks Desktop software subscriptions are immaterial within the context of the contract.
We expect the timing of the revenue for our QuickBooks Desktop solutions, which are included in our Small Business & Self-Employed reporting segment, to shift to earlier quarters within each fiscal year as a result of these changes.
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
Due to the upfront recognition of our QuickBooks Desktop solutions and the shift in timing related to the desktop revenue for our Consumer and Strategic Partner segments, upon adoption, we will remove a portion of our deferred revenue from our liabilities through a cumulative adjustment to retained earnings.
Under Topic 606 we do not expect our annual total and reporting segment revenue growth rates to be significantly different as compared to growth rates under the current standard.
Under the new standard, we are required to recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. We have determined that certain sales commissions meet the requirements to be capitalized. The total capitalized costs to obtain a contact will be included in prepaid expenses and other current assets and other assets on our consolidated balance sheets upon adoption. We do not expect the deferral of incremental commission costs to be material.
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

Intuit Q3 Fiscal 2018 Form 10-Q	12

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table summarizes financial assets and financial liabilities that we measured at fair value on a recurring basis at the dates indicated, classified in accordance with the fair value hierarchy described above.

	April 30, 2018				July 31, 2017
(In millions)	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Cash equivalents, primarily money market funds and savings deposit accounts	$1,288	$—	$—	$1,288	$181	$—	$—	$181
Time deposits	—	75	—	75	—	—	—	—
Available-for-sale debt securities:
Municipal bonds	—	46	—	46	—	63	—	63
Corporate notes	—	394	—	394	—	382	—	382
U.S. agency securities	—	7	—	7	—	3	—	3
Municipal auction rate securities	—	—	15	15	—	—	15	15
Total available-for-sale securities	—	447	15	462	—	448	15	463
Total assets measured at fair value on a recurring basis	$1,288	$522	$15	$1,825	$181	$448	$15	$644

The following table summarizes our cash equivalents, time deposits, and available-for-sale debt securities by balance sheet classification and level in the fair value hierarchy at the dates indicated.

	April 30, 2018				July 31, 2017
(In millions)	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents:
In cash and cash equivalents	$1,288	$—	$—	$1,288	$181	$—	$—	$181
Time deposits:
In investments	$—	$75	$—	$75	$—	$—	$—	$—
Available-for-sale debt securities:
In investments	$—	$247	$—	$247	$—	$248	$—	$248
In funds held for customers	—	200	—	200	—	200	—	200
In long-term investments	—	—	15	15	—	—	15	15
Total available-for-sale debt securities	$—	$447	$15	$462	$—	$448	$15	$463

We value our Level 1 assets, consisting primarily of money market funds and savings deposit accounts, using quoted prices in active markets for identical instruments. Financial assets whose fair values we measure on a recurring basis using Level 2 inputs consist of municipal bonds, corporate notes, U.S. agency securities, and time deposits. We measure the fair values of these assets with the help of a pricing service that either provides quoted market prices in active markets for identical or similar securities or uses observable inputs for their pricing without applying significant adjustments. Our fair value processes include controls that are designed to ensure that we record appropriate fair values for our Level 2 investments. These controls include comparison to pricing provided by a secondary pricing service or investment manager, validation of pricing sources and models, review of key model inputs, analysis of period-over-period price fluctuations, and independent recalculation of prices where appropriate.
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
There were no transfers between Level 1, Level 2, and Level 3 of the fair value hierarchy during the nine months ended April 30, 2018.

Intuit Q3 Fiscal 2018 Form 10-Q	13

3. Cash and Cash Equivalents, Investments, and Funds Held for Customers
We consider highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. In all periods presented, cash equivalents primarily consist of money market funds and savings deposit accounts, investments consist of available-for-sale investment-grade debt securities and time deposits, and funds held for customers consist of cash and cash equivalents and investment grade available-for-sale debt securities. Except for direct obligations of the United States government, securities issued by agencies of the United States government, and money market funds, we diversify our investments in debt securities by limiting our holdings with any individual issuer.
The following table summarizes our cash and cash equivalents, investments, and funds held for customers by balance sheet classification at the dates indicated.

	April 30, 2018		July 31, 2017
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Classification on balance sheets:
Cash and cash equivalents	$1,614	$1,614	$529	$529
Investments	325	322	247	248
Funds held for customers	419	419	372	372
Long-term investments	28	28	31	31
Total cash and cash equivalents, investments, and funds held for customers	$2,386	$2,383	$1,179	$1,180

The following table summarizes our cash and cash equivalents, investments, and funds held for customers by investment category at the dates indicated.

	April 30, 2018		July 31, 2017
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Type of issue:
Total cash and cash equivalents	$1,833	$1,833	$701	$701
Time deposits	75	75	—	—
Available-for-sale debt securities:
Municipal bonds	46	46	63	63
Corporate notes	397	394	381	382
U.S. agency securities	7	7	3	3
Municipal auction rate securities	15	15	15	15
Total available-for-sale debt securities	465	462	462	463
Other long-term investments	13	13	16	16
Total cash and cash equivalents, investments, and funds held for customers	$2,386	$2,383	$1,179	$1,180

We use the specific identification method to compute gains and losses on investments. We include realized gains and losses on our available-for-sale debt securities in interest and other income on our statements of operations. Gross realized gains and losses on our available-for-sale debt securities for the three and nine months ended April 30, 2018 and April 30, 2017 were not significant.
We accumulate unrealized gains and losses on our available-for-sale debt securities, net of tax, in accumulated other comprehensive income or loss in the stockholders’ equity section of our balance sheets. Gross unrealized gains and losses on our available-for-sale debt securities at April 30, 2018 and July 31, 2017 were not significant.
We periodically review our investment portfolios to determine if any investment is other-than-temporarily impaired due to changes in credit risk or other potential valuation concerns. We believe that the investments we held at April 30, 2018 were not other-than-temporarily impaired. Unrealized losses on available-for-sale debt securities at April 30, 2018 were not significant and were due to changes in interest rates, including market credit spreads, and not due to increased credit risks associated with specific securities. We do not intend to sell these investments. In addition, it is more likely than not that we will not be required to sell them before recovery at par, which may be at maturity.

Intuit Q3 Fiscal 2018 Form 10-Q	14

The following table summarizes our available-for-sale debt securities classified by the stated maturity date of the security at the dates indicated.

	April 30, 2018		July 31, 2017
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$243	$242	$209	$209
Due within two years	121	120	164	164
Due within three years	68	67	59	60
Due after three years	33	33	30	30
Total available-for-sale debt securities	$465	$462	$462	$463

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

5. Current Liabilities

Short-Term Debt
On February 1, 2016 we entered into a master credit agreement with certain institutional lenders for a five-year credit facility in an aggregate principal amount of $1.5 billion. The master credit agreement includes a $500 million unsecured term loan and a $1 billion unsecured revolving credit facility. At April 30, 2018, $450 million was outstanding under the term loan, of which $50 million was classified as short-term debt. See Note 6, “Long-Term Obligations and Commitments – Long-Term Debt,” for more information regarding the term loan.

Unsecured Revolving Credit Facility
The master credit agreement we entered into on February 1, 2016 includes a $1 billion unsecured revolving credit facility that will expire on February 1, 2021. Under the master credit agreement we may, subject to certain customary conditions, on one or more occasions increase commitments under the revolving credit facility in an amount not to exceed $250 million in the aggregate and may extend the maturity date up to two times. Advances under the revolving credit facility accrue interest at rates that are equal to, at our election, either Bank of America's alternate base rate plus a margin that ranges from 0.0% to 0.5% or the London Interbank Offered Rate (LIBOR) plus a margin that ranges from 0.9% to 1.5%. Actual margins under either election will be based on our senior debt credit ratings. The master credit agreement includes customary affirmative and negative covenants, including financial covenants that require us to maintain a ratio of total debt to annual earnings before interest, taxes, depreciation and amortization (EBITDA) of not greater than 3.25 to 1.00 as of any date and a ratio of annual EBITDA to annual interest expense of not less than 3.00 to 1.00 as of the last day of each fiscal quarter. We remained in compliance with these covenants at all times during the quarter ended April 30, 2018. During the nine months ended April 30, 2018 we borrowed $800 million under this revolving credit facility and at April 30, 2018 no amounts were outstanding. We

Intuit Q3 Fiscal 2018 Form 10-Q	15

paid $5 million for interest on the revolving credit facility during the nine months ended April 30, 2018 and $1 million during the nine months ended April 30, 2017.

Other Current Liabilities
Other current liabilities were as follows at the dates indicated:

(In millions)	April 30, 2018	July 31, 2017
Executive deferred compensation plan liabilities	$93	$83
Reserve for promotional discounts and rebates	24	19
Reserve for product returns	36	7
Current portion of license fee payable	10	10
Current portion of deferred rent	5	6
Current portion of dividend payable	7	9
Other	52	39
Total other current liabilities	$227	$173

The balances of several of our other current liabilities, particularly our reserves for product returns and promotional discounts and rebates, are affected by the seasonality of our business. See Note 1, “Description of Business and Summary of Significant Accounting Policies – Seasonality,” for more information.

6. Long-Term Obligations and Commitments

Long-Term Debt
On February 1, 2016 we entered into a master credit agreement with certain institutional lenders for a five-year credit facility in an aggregate principal amount of $1.5 billion, which includes a $500 million unsecured term loan. Under the master credit agreement we may, subject to certain customary conditions, on one or more occasions increase commitments under the term loan in an amount not to exceed $500 million in the aggregate. The term loan accrues interest at rates that are equal to, at our election, either Bank of America's alternate base rate plus a margin that ranges from 0.125% to 0.875% or LIBOR plus a margin that ranges from 1.125% to 1.875%. Actual margins under either election will be based on our senior debt credit ratings. The master credit agreement includes customary affirmative and negative covenants. See Note 5, “Current Liabilities – Unsecured Revolving Credit Facility,” for more information. The term loan is subject to quarterly principal payments, which began in July 2017, of 2.5% of the original loan amount, with the balance payable on February 1, 2021. At April 30, 2018, $450 million was outstanding under the term loan, of which $50 million was classified as short-term debt. Interest on the term loan is payable monthly. We paid $9 million for interest on the term loan during the nine months ended April 30, 2018 and $7 million during the nine months ended April 30, 2017.

Other Long-Term Obligations
Other long-term obligations were as follows at the dates indicated:

(In millions)	April 30, 2018	July 31, 2017
Total deferred rent	$47	$49
Long-term income tax liabilities	75	53
Total license fee payable	19	18
Total dividend payable	12	13
Long-term deferred income tax liabilities	7	7
Other	11	16
Total long-term obligations	171	156
Less current portion (included in other current liabilities)	(24)	(26)
Long-term obligations due after one year	$147	$130

Intuit Q3 Fiscal 2018 Form 10-Q	16

Operating Lease Commitments and Unconditional Purchase Obligations
We describe our operating lease commitments and purchase obligations in Note 8 to the financial statements in Item 8 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2017. On September 13, 2017 we signed an agreement that includes a minimum purchase commitment of $450 million through August 31, 2022. There were no other significant changes in our operating lease commitments or purchase obligations during the nine months ended April 30, 2018.

7. Income Taxes

Effective Tax Rate
We compute our provision for or benefit from income taxes by applying the estimated annual effective tax rate to income or loss from recurring operations and adding the effects of any discrete income tax items specific to the period.
Tax Cuts and Jobs Act
The Tax Cuts and Jobs Act (Tax Act) was enacted on December 22, 2017 and reduces the U.S. statutory federal corporate tax rate from 35% to 21%. The effective date of the tax rate change was January 1, 2018. With our fiscal year ending July 31, the change will result in a blended lower U.S. statutory federal rate of 26.9% for fiscal year 2018. As a result, we adjusted our annual effective tax rate for the three and nine months ended April 30, 2018, as well as adjusted our U.S. net deferred tax asset balance at the lower rates.
As of April 30, 2018, we have not completed our accounting for the tax effects of enactment of the Tax Act; however, we have made a reasonable estimate of the effects on our existing deferred tax balances. We recorded a provisional charge of $39 million in the second quarter of fiscal 2018 related to the re-measurement of certain deferred tax balances. During the three months ended April 30, 2018, we recorded an additional provisional charge of $5 million related to the re-measurement of deferred tax balances, resulting in a total tax expense of $44 million for the nine months ended April 30, 2018.
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
Current quarter and year to date income tax and effective tax rates
For the three and nine months ended April 30, 2018, we recognized excess tax benefits on share-based compensation of $8 million and $41 million in our provision for income taxes. For the three and nine months ended April 30, 2017, we recognized excess tax benefits on share-based compensation of $12 million and $38 million in our provision for income taxes.
Our effective tax rate for the three and nine months ended April 30, 2018 was approximately 26% and did not differ significantly from the federal statutory rate of 26.9%.
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

Unrecognized Tax Benefits and Other Considerations
The total amount of our unrecognized tax benefits at July 31, 2017 was $61 million. Net of related deferred tax assets, unrecognized tax benefits were $38 million at that date. If we were to recognize these net benefits, our income tax expense would reflect a favorable net impact of $38 million. There were no material changes to these amounts during the nine months ended April 30, 2018. The impacts of the Tax Act are not material for the unrecognized tax benefits. We do not believe that it is reasonably possible that there will be a significant increase or decrease in our unrecognized tax benefits over the next 12 months.

Intuit Q3 Fiscal 2018 Form 10-Q	17

8. Stockholders’ Equity

Stock Repurchase Programs and Treasury Shares
Intuit’s Board of Directors has authorized a series of common stock repurchase programs. Shares of common stock repurchased under these programs become treasury shares. We repurchased 1.9 million shares for $272 million under these programs during the nine months ended April 30, 2018. At April 30, 2018, we had authorization from our Board of Directors to expend up to an additional $1.2 billion for stock repurchases. Future stock repurchases under the current programs are at the discretion of management, and authorization of future stock repurchase programs is subject to the final determination of our Board of Directors.
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

Dividends on Common Stock
During the nine months ended April 30, 2018 we declared quarterly cash dividends that totaled $1.17 per share of outstanding common stock or $304 million. In May 2018 our Board of Directors declared a quarterly cash dividend of $0.39 per share of outstanding common stock payable on July 18, 2018 to stockholders of record at the close of business on July 10, 2018. Future declarations of dividends and the establishment of future record dates and payment dates are subject to the final determination of our Board of Directors.

Share-Based Compensation Expense
The following table summarizes the total share-based compensation expense that we recorded in operating income for the periods shown.

	Three Months Ended		Nine Months Ended
(In millions)	April 30, 2018	April 30, 2017	April 30, 2018	April 30, 2017
Cost of revenue	$14	$2	$30	$6
Selling and marketing	25	19	75	66
Research and development	30	24	99	89
General and administrative	23	26	79	80
Total share-based compensation expense	$92	$71	$283	$241

We capitalized $2 million in share-based compensation related to internal use software projects during the nine months ended April 30, 2018 and $6 million during the nine months ended April 30, 2017.

Intuit Q3 Fiscal 2018 Form 10-Q	18

Share-Based Awards Available for Grant
A summary of share-based awards available for grant under our 2005 Equity Incentive Plan for the nine months ended April 30, 2018 was as follows:

(Shares in thousands)	Shares Available for Grant
Balance at July 31, 2017	25,164
Options granted	—
Restricted stock units granted (1)	(1,580)
Share-based awards canceled/forfeited/expired (1)(2)	2,966
Balance at April 30, 2018	26,550
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

Stock Option Activity and Related Share-Based Compensation Expense

A summary of stock option activity for the nine months ended April 30, 2018 was as follows:

	Options Outstanding
(Shares in thousands)	Number of Shares	Weighted Average Exercise Price Per Share
Balance at July 31, 2017	7,488	$104.50
Granted	—	—
Exercised	(1,717)	86.16
Canceled or expired	(320)	120.28
Balance at April 30, 2018	5,451	$109.35

Exercisable at April 30, 2018	2,825	$93.12

At April 30, 2018, there was approximately $50 million of unrecognized compensation cost related to non-vested stock options with a weighted average vesting period of 1.8 years. We will adjust unrecognized compensation cost for actual forfeitures as they occur.

Restricted Stock Unit Activity and Related Share-Based Compensation Expense
A summary of restricted stock unit (RSU) activity for the nine months ended April 30, 2018 was as follows:

	Restricted Stock Units
(Shares in thousands)	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at July 31, 2017	8,636	$98.76
Granted	687	158.18
Unregistered restricted stock granted in connection with acquisitions	75	163.00
Vested	(1,074)	79.40
Forfeited	(1,033)	86.95
Nonvested at April 30, 2018	7,291	$109.55

At April 30, 2018, there was approximately $509 million of unrecognized compensation cost related to non-vested RSUs with a weighted average vesting period of 2.0 years. We will adjust unrecognized compensation cost for actual forfeitures as they occur.

Intuit Q3 Fiscal 2018 Form 10-Q	19

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

Intuit Q3 Fiscal 2018 Form 10-Q	20

The following table shows our financial results by reportable segment for the periods indicated. Segment results for fiscal 2017 have been reclassified to conform to the fiscal 2018 segment presentation, as described earlier in this footnote.

	Three Months Ended		Nine Months Ended
(In millions)	April 30, 2018	April 30, 2017	April 30, 2018	April 30, 2017
Net revenue:
Small Business & Self-Employed	$759	$655	$2,189	$1,866
Consumer	2,035	1,770	2,447	2,142
Strategic Partner	131	116	340	327
Total net revenue	$2,925	$2,541	$4,976	$4,335

Operating income:
Small Business & Self-Employed	$292	$276	$874	$756
Consumer	1,636	1,429	1,650	1,446
Strategic Partner	89	73	210	193
Total segment operating income	2,017	1,778	2,734	2,395
Unallocated corporate items:
Share-based compensation expense	(92)	(71)	(283)	(241)
Other common expenses	(303)	(259)	(859)	(738)
Amortization of acquired technology	(5)	(3)	(10)	(9)
Amortization of other acquired intangible assets	(2)	(1)	(4)	(2)
Total unallocated corporate items	(402)	(334)	(1,156)	(990)
Total operating income	$1,615	$1,444	$1,578	$1,405

Intuit Q3 Fiscal 2018 Form 10-Q	21

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

Intuit Q3 Fiscal 2018 Form 10-Q	22

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
Seasonality
Our Consumer offerings have significant seasonal patterns. As a result, during each of the last three fiscal years the total consolidated revenue for our third quarter ended April 30 has represented nearly half of our annual total consolidated revenue for those years. We expect the seasonality of our Consumer business to continue to have a significant impact on our quarterly financial results in the future.

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

Intuit Q3 Fiscal 2018 Form 10-Q	23

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
Key highlights for the first nine months of fiscal 2018 include the following:

Revenue of	Consumer revenue of	Small Business & Self-Employed revenue of
$5.0 B	$2.4 B	$2.2 B
up 15% from same period of fiscal 2017	up 14% from same period of fiscal 2017	up 17% from same period of fiscal 2017

Operating income of	Net income of	Diluted net income per share of
$1.6 B	$1.2 B	$4.47
up 12% from same period of fiscal 2017	up 23% from same period of fiscal 2017	up 23% from same period of fiscal 2017

We ended the first nine months of fiscal 2018 with cash, cash equivalents and investments totaling $1.9 billion.

Intuit Q3 Fiscal 2018 Form 10-Q	24

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant impact on our net revenue, operating income or loss, and net income or loss, as well as on the value of certain assets and liabilities on our balance sheet. We believe that the estimates, assumptions and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2017 have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. We believe that there were no significant changes in those critical accounting policies and estimates during the first nine months of fiscal 2018. Senior management has reviewed the development and selection of our critical accounting policies and estimates and their disclosure in this Quarterly Report on Form 10-Q with the Audit and Risk Committee of our Board of Directors.

RESULTS OF OPERATIONS

Financial Overview

(Dollars in millions, except per share amounts)	Q3 FY18	Q3 FY17	$ Change	% Change	YTD Q3 FY18	YTD Q3 FY17	$ Change	% Change
Total net revenue	$2,925	$2,541	$384	15%	$4,976	$4,335	$641	15%
Operating income	1,615	1,444	171	12%	1,578	1,405	173	12%
Net income	1,200	964	236	24%	1,162	947	215	23%
Diluted net income per share	$4.59	$3.70	$0.89	24%	$4.47	$3.63	$0.84	23%
Current Fiscal Quarter
Total net revenue for the third quarter of fiscal 2018 increased $384 million or 15% compared with the same quarter of fiscal 2017. Our Small Business & Self-Employed segment revenue increased due to growth in the Online Ecosystem and our Consumer segment revenue increased due to a higher average revenue per customer, growth in TurboTax federal units, and a shift in mix to our higher end product offerings. See “Segment Results” later in this Item 2 for more information about the results for all of our reportable segments.
Operating income increased 12% in the third quarter of fiscal 2018 compared with the same quarter of fiscal 2017. The increase was due to the higher revenue described above partially offset by higher costs for advertising and other marketing programs, staffing, outside services, and share-based compensation. See “Operating Expenses” later in this Item 2 for more information.
Net income increased 24% for the third quarter of fiscal 2018 compared with the same quarter of fiscal 2017 due to the increase in operating income described above and a lower effective tax rate in the fiscal 2018 period, as a result of the Tax Cuts and Jobs Act (Tax Act). Diluted net income per share increased 24% to $4.59, in line with the increase in net income.
Fiscal Year to Date
Total net revenue for the first nine months of fiscal 2018 increased $641 million or 15% compared with the same period of fiscal 2017. Our Small Business & Self-Employed segment revenue increased due to growth in the Online Ecosystem and our Consumer segment revenue increased due to a higher average revenue per customer, growth in TurboTax federal units, and a shift in mix to our higher end product offerings. See “Segment Results” later in this Item 2 for more information about the results for all of our reportable segments.
Operating income for the first nine months of fiscal 2018 increased 12% compared with the same period of fiscal 2017. The increase was due to the higher revenue described above partially offset by higher costs for staffing, advertising and other marketing programs, outside services, and share-based compensation. See “Operating Expenses” later in this Item 2 for more information.
Net income for the first nine months of fiscal 2018 increased 23% due to the increase in operating income described above and a lower effective tax rate in fiscal 2018, as a result of the Tax Act. The net income for the first nine months of fiscal 2018 includes a $44 million tax charge primarily related to the re-measurement of our net deferred tax asset balance as a result of the enactment of the Tax Act. This charge was partially offset by tax benefits related to share-based compensation expense. See “Non-Operating Income and Expenses - Income Taxes” later in this Item 2 for more information. Diluted net income per share increased 23% to $4.47, in line with the increase in net income.

Intuit Q3 Fiscal 2018 Form 10-Q	25

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
Segment operating income or loss is segment net revenue less segment cost of revenue and operating expenses. See “Executive Overview – Industry Trends and Seasonality” earlier in this Item 2 for a description of the seasonality of our business. Segment expenses do not include certain costs, such as corporate selling and marketing, product development, general and administrative expenses, and share-based compensation expenses, which are not allocated to specific segments. These unallocated costs totaled $1.1 billion in the first nine months of fiscal 2018 and $979 million in the first nine months of fiscal 2017. Unallocated costs increased in the fiscal 2018 period due to increased corporate product development and selling and marketing expenses in support of the growth of our businesses and higher share-based compensation expenses. Segment expenses also do not include amortization of acquired technology, amortization of other acquired intangible assets, and goodwill and intangible asset impairment charges. See Note 10 to the financial statements in Part I, Item 1 of this Quarterly Report for reconciliations of total segment operating income or loss to consolidated operating income or loss for each fiscal period presented.
We calculate revenue growth rates and segment operating margin figures using dollars in thousands. Those results may vary slightly from figures calculated using the dollars in millions presented below.

Intuit Q3 Fiscal 2018 Form 10-Q	26

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

(Dollars in millions)	Q3 FY18	Q3 FY17	% Change	YTD Q3 FY18	YTD Q3 FY17	% Change
Product revenue	$211	$192	10%	$640	$581	10%
Service and other revenue	548	463	18%	1,549	1,285	21%
Total segment revenue	$759	$655	16%	$2,189	$1,866	17%
% of total revenue	26%	26%		44%	43%

Segment operating income	$292	$276	6%	$874	$756	16%
% of related revenue	39%	42%		40%	41%
Total Small Business & Self-Employed segment revenue increased $104 million or 16% in the third quarter of fiscal 2018 and $323 million or 17% in the first nine months of fiscal 2018 compared with the same periods of fiscal 2017. The increase in both periods was due to growth in Online Ecosystem revenue.
Online Ecosystem
Online Ecosystem revenue increased 41% in the third quarter of fiscal 2018 and 39% in the first nine months of fiscal 2018. The revenue growth in both periods was driven by customer acquisition. At April 30, 2018 QuickBooks Online subscribers were 3.2 million, up 45% compared with the same point in time a year ago. Online Services revenue increased 27% in the third quarter of fiscal 2018 and increased 21% in the first nine months of fiscal 2018 due to customer growth in online payroll and payments.
Desktop Ecosystem
Desktop Ecosystem revenue increased 3% in the third quarter of fiscal 2018 and 7% in the first nine months of fiscal 2018. The increase in revenue in both periods was driven by growth in QuickBooks Enterprise subscribers and average revenue per customer. QuickBooks Desktop units declined 8% and 18% in those periods.
Small Business & Self-Employed segment operating income increased 6% in the third quarter of fiscal 2018 and 16% in the first nine months of fiscal 2018 compared with the same periods of fiscal 2017. The higher revenue in both periods described above was partially offset by higher expenses for staffing, advertising, and other marketing programs.

Intuit Q3 Fiscal 2018 Form 10-Q	27

Consumer

Product revenue is derived primarily from TurboTax desktop tax return preparation software.
Service and other revenue is derived primarily from TurboTax Online tax return preparation services and electronic tax filing services.

(Dollars in millions)	Q3 FY18	Q3 FY17	% Change	YTD Q3 FY18	YTD Q3 FY17	% Change
Product revenue	$203	$192	6%	$227	$215	6%
Service and other revenue	1,832	1,578	16%	2,220	1,927	15%
Total segment revenue	$2,035	$1,770	15%	$2,447	$2,142	14%
% of total revenue	70%	69%		49%	49%

Segment operating income	$1,636	$1,429	14%	$1,650	$1,446	14%
% of related revenue	80%	81%		67%	67%
Total Consumer segment revenue increased $305 million or 14% in the first nine months of fiscal 2018 compared with the same period of fiscal 2017 due to a higher average revenue per customer, a 4% growth in TurboTax federal units, and a shift in mix to our higher end product offerings.
Segment operating income increased 14% in the first nine months of fiscal 2018 due to higher revenue which was partially offset by higher expenses including staffing, advertising, and other marketing programs.

Intuit Q3 Fiscal 2018 Form 10-Q	28

Strategic Partner

Product revenue is derived primarily from Lacerte, ProSeries, and ProFile desktop tax preparation software products.
Service and other revenue is derived primarily from ProConnect Tax Online tax return preparation, bank products, and related services that complement the tax return preparation process.

(Dollars in millions)	Q3 FY18	Q3 FY17	% Change	YTD Q3 FY18	YTD Q3 FY17	% Change
Product revenue	$91	$83	9%	$273	$267	2%
Service and other revenue	40	33	23%	67	60	13%
Total segment revenue	$131	$116	13%	$340	$327	4%
% of total revenue	4%	5%		7%	8%

Segment operating income	$89	$73	21%	$210	$193	8%
% of related revenue	67%	63%		61%	59%
The Strategic Partner segment targets professional accountants in the U.S. and Canada, who are essential to both small business success and tax preparation and filing.
Total Strategic Partner segment revenue increased $13 million or 4% in the first nine months of fiscal 2018 compared with the same period of fiscal 2017. Segment operating income increased 8% in the first nine months of fiscal 2018 primarily due to the higher revenue and relatively stable spending.

Intuit Q3 Fiscal 2018 Form 10-Q	29

Cost of Revenue

(Dollars in millions)	Q3 FY18	% of Related Revenue	Q3 FY17	% of Related Revenue	YTD Q3 FY18	% of Related Revenue	YTD Q3 FY17	% of Related Revenue
Cost of product revenue	$27	5%	$29	6%	$87	8%	$95	9%
Cost of service and other revenue	272	11%	205	10%	649	17%	522	16%
Amortization of acquired technology	5	n/a	3	n/a	10	n/a	9	n/a
Total cost of revenue	$304	10%	$237	9%	$746	15%	$626	14%
Cost of product revenue as a percentage of product revenue was consistent in the third quarter and first nine months of fiscal 2018 compared with the same periods of fiscal 2017. We expense costs of product revenue as they are incurred for delivered software and we do not defer any of these costs when product revenue is deferred. Cost of service and other revenue as a percentage of service and other revenue was consistent in the third quarter and first nine months of fiscal 2018 compared with the same periods of fiscal 2017.

Operating Expenses

(Dollars in millions)	Q3 FY18	% of Total Net Revenue	Q3 FY17	% of Total Net Revenue	YTD Q3 FY18	% of Total Net Revenue	YTD Q3 FY17	% of Total Net Revenue
Selling and marketing	$549	19%	$467	18%	$1,326	27%	$1,155	27%
Research and development	296	10%	246	10%	875	17%	735	17%
General and administrative	159	5%	146	6%	447	9%	412	9%
Amortization of other acquired intangible assets	2	—%	1	—%	4	—%	2	—%
Total operating expenses	$1,006	34%	$860	34%	$2,652	53%	$2,304	53%
Current Fiscal Quarter
Total operating expenses as a percentage of total net revenue was flat in the third quarter of fiscal 2018 compared to the same quarter of fiscal 2017. Total net revenue for the third quarter of fiscal 2018 increased $384 million or 15% while total operating expenses for the quarter increased $146 million or 17%. Operating expenses increased about $56 million for higher advertising and other marketing programs, $53 million for staffing expenses due to higher headcount, and $12 million for outside services.
Fiscal Year to Date
Total operating expenses as a percentage of total net revenue was flat in the first nine months of fiscal 2018 compared to the same period of fiscal 2017. Total net revenue for the first nine months of fiscal 2018 increased $641 million or 15% while total operating expenses for that period increased $348 million or 15%. Operating expenses increased about $130 million for higher staffing expenses due to higher headcount, $108 million for advertising and other marketing programs, and $44 million for outside services.

Non-Operating Income and Expenses
Interest Expense
Interest expense of $16 million for the first nine months of fiscal 2018 consisted primarily of interest on our unsecured term loan and unsecured revolving credit facility. Interest expense of $28 million for the first nine months of fiscal 2017 consisted primarily of interest on our senior notes, unsecured term loan, and unsecured revolving credit facility.

Intuit Q3 Fiscal 2018 Form 10-Q	30

Interest and Other Income, Net

(In millions)	Q3 FY18	Q3 FY17	YTD Q3 FY18	YTD Q3 FY17
Interest income	$4	$2	$8	$4
Net gain on executive deferred compensation plan assets (1)	(3)	3	4	6
Other	6	(2)	3	(10)
Total interest and other income, net	$7	$3	$15	$—
(1) In accordance with authoritative guidance, we record gains and losses associated with executive deferred compensation plan assets in interest and other income and gains and losses associated with the related liabilities in operating expenses. The total amounts recorded in operating expenses for each period are approximately equal to the total amounts recorded in interest and other income in those periods.
Income Taxes
We compute our provision for or benefit from income taxes by applying the estimated annual effective tax rate to income or loss from recurring operations and adding the effects of any discrete income tax items specific to the period.
Tax Cuts and Job Act
The Tax Cuts and Jobs Act (Tax Act) was enacted on December 22, 2017 and reduces the U.S. statutory federal corporate tax rate from 35% to 21%. The effective date of the tax rate change was January 1, 2018. With our fiscal year ending July 31, the change will result in a blended lower U.S. statutory federal rate of 26.9% for fiscal year 2018. As a result, we adjusted our annual effective tax rate for the three and nine months ended April 30, 2018, as well as adjusted our U.S. net deferred tax asset balance at the lower rates.
As of April 30, 2018, we have not completed our accounting for the tax effects of enactment of the Tax Act; however, we have made a reasonable estimate of the effects on our existing deferred tax balances. We recorded a provisional charge of $39 million in the second quarter of fiscal 2018 related to the re-measurement of certain deferred tax balances. During the three months ended April 30, 2018, we recorded an additional provisional charge of $5 million related to the re-measurement of deferred tax balances, resulting in a total tax expense of $44 million for the nine months ended April 30, 2018.
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
Current quarter and year to date income tax and effective tax rates
For the three and nine months ended April 30, 2018, we recognized excess tax benefits on share-based compensation of $8 million and $41 million in our provision for income taxes. For the three and nine months ended April 30, 2017, we recognized excess tax benefits on share-based compensation of $12 million and $38 million in our provision for income taxes.
Our effective tax rate for the three and nine months ended April 30, 2018 was approximately 26% and did not differ significantly from the federal statutory rate of 26.9%. See Note 7 to the financial statements in Part I, Item I of this Quarterly Report for more information.
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

Intuit Q3 Fiscal 2018 Form 10-Q	31

LIQUIDITY AND CAPITAL RESOURCES

Overview
At April 30, 2018, our cash, cash equivalents and investments totaled $1.9 billion, an increase of $1.2 billion from July 31, 2017 due to the factors discussed under “Statements of Cash Flows” below. Our primary sources of liquidity have been cash from operations, which entails the collection of accounts receivable for products and services, and borrowings under our credit facility. Our primary uses of cash have been for research and development programs, selling and marketing activities, capital projects, acquisitions of businesses, debt service costs and debt repayment, repurchases of our common stock under our stock repurchase programs, and the payment of cash dividends. As discussed in “Executive Overview – Industry Trends and Seasonality” earlier in this Item 2, our business is subject to significant seasonality. The balance of our cash, cash equivalents, and investments generally fluctuates with that seasonal pattern. We believe the seasonality of our business is likely to continue in the future.
The following table summarizes selected measures of our liquidity and capital resources at the dates indicated:

(Dollars in millions)	April 30, 2018	July 31, 2017	$ Change	% Change
Cash, cash equivalents, and investments	$1,936	$777	$1,159	149%
Long-term investments	28	31	(3)	(10)%
Short-term debt	50	50	—	—%
Long-term debt	400	438	(38)	(9)%
Working capital (deficit)	142	(529)	671	(127)%
Ratio of current assets to current liabilities	1.1 : 1	0.7 : 1
We have historically generated significant cash from operations and we expect to continue to do so in the future. Our cash, cash equivalents, and investments totaled $1.9 billion at April 30, 2018. None of those funds were restricted and approximately 87% of those funds were located in the U.S. Our unsecured revolving credit facility is available to us for general corporate purposes, including future acquisitions and stock repurchases. At April 30, 2018, no amounts were outstanding under the revolving credit facility. We expect to pay approximately $320 million in income taxes during the fourth quarter of fiscal 2018.
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

Statements of Cash Flows
The following table summarizes selected items from our statements of cash flows for the first nine months of fiscal 2018 and fiscal 2017. See the financial statements in Part I, Item 1 of this Quarterly Report for complete statements of cash flows for those periods.

	Nine Months Ended
(Dollars in millions)	April 30, 2018	April 30, 2017	$ Change
Net cash provided by (used in):
Operating activities	$2,149	$1,889	$260
Investing activities	(588)	(22)	(566)
Financing activities	(469)	(1,149)	680
Effect of exchange rates on cash and cash equivalents	(7)	(6)	(1)
Net increase in cash and cash equivalents	$1,085	$712	$373

Intuit Q3 Fiscal 2018 Form 10-Q	32

Our primary sources and uses of cash were as follows:
Nine Months Ended
April 30, 2018	April 30, 2017
 Sources of cash:

• Operations
• Borrowings under revolving credit facility
• Issuance of common stock under employee stock plans

 Uses of cash:

• Repayment of debt and amounts outstanding under our revolving credit facility
• Repurchases of shares of our common stock
• Acquisitions of businesses
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
• Capital expenditures

Stock Repurchase Programs, Treasury Shares, and Dividends on Common Stock
As described in Note 8 to the financial statements in Part I, Item 1 of this Quarterly Report, during the first nine months of fiscal 2018 we continued to repurchase shares of our common stock under repurchase programs that our Board of Directors has authorized. At April 30, 2018, we had authorization from our Board of Directors to expend up to an additional $1.2 billion for stock repurchases. We currently expect to continue repurchasing our common stock on a quarterly basis; however, future stock repurchases under the current program are at the discretion of management, and authorization of future stock repurchase programs is subject to the final determination of our Board of Directors.
During the first nine months of fiscal 2018 we also continued to pay quarterly cash dividends on shares of our outstanding common stock. In May 2018 our Board of Directors declared a quarterly cash dividend of $0.39 per share of outstanding common stock payable on July 18, 2018 to stockholders of record at the close of business on July 10, 2018. We currently expect to continue paying comparable cash dividends on a quarterly basis; however, future declarations of dividends and the establishment of future record dates and payment dates are subject to the final determination of our Board of Directors.

Credit Facility
On February 1, 2016 we entered into a master credit agreement with certain institutional lenders for a five-year credit facility in an aggregate principal amount of $1.5 billion. The master credit agreement includes a $500 million unsecured term loan and a $1 billion unsecured revolving credit facility that will expire on February 1, 2021. Under the master credit agreement we may, subject to certain customary conditions, on one or more occasions increase commitments under the revolving credit facility in an amount not to exceed $250 million in the aggregate and may extend the maturity date up to two times. Advances under the revolving credit facility accrue interest at rates that are equal to, at our election, either Bank of America's alternate base rate plus a margin that ranges from 0.0% to 0.5% or the London Interbank Offered Rate (LIBOR) plus a margin that ranges from 0.9% to 1.5%. Actual margins under either election will be based on our senior debt credit ratings. At April 30, 2018, no amounts were outstanding under the revolving credit facility. We monitor counterparty risk associated with the institutional lenders that are providing the credit facility. We currently believe that the credit facility will be available to us should we choose to borrow under it.
Under the master credit agreement, we borrowed $500 million in the form of an unsecured term loan on February 1, 2016. We may, subject to certain customary conditions, on one or more occasions increase commitments under the term loan in an amount not to exceed $500 million in the aggregate. The term loan accrues interest at rates that are equal to, at our election, either Bank of America's alternate base rate plus a margin that ranges from 0.125% to 0.875% or LIBOR plus a margin that ranges from 1.125% to 1.875%. Actual margins under either election will be based on our senior debt credit ratings. The term loan is subject to quarterly principal payments, which began in July 2017, of 2.5% of the original loan amount, with the balance payable on February 1, 2021. At April 30, 2018, $450 million was outstanding under the term loan.
The master credit agreement includes customary affirmative and negative covenants, including financial covenants that require us to maintain a ratio of total debt to annual earnings before interest, taxes, depreciation and amortization (EBITDA) of not greater than 3.25 to 1.00 as of any date and a ratio of annual EBITDA to annual interest expense of not less than 3.00 to 1.00 as of the last day of each fiscal quarter. We remained in compliance with these covenants at all times during the quarter ended April 30, 2018.

Intuit Q3 Fiscal 2018 Form 10-Q	33

Cash Held by Foreign Subsidiaries
Our cash, cash equivalents, and investments totaled $1.9 billion at April 30, 2018. Approximately 13% of those funds were held by our foreign subsidiaries and subject to repatriation tax considerations. These foreign funds were located primarily in Canada and India. We intend to permanently reinvest a significant portion of our earnings from foreign operations, and we currently do not anticipate that we will need funds generated from foreign operations to fund our domestic operations. In the event that funds from foreign operations are needed to fund operations in the United States, if U.S. taxes have not been previously provided on the related earnings we would provide for and pay additional U.S. taxes at the time we change our intention with regard to the reinvestment of those earnings.
Off-Balance Sheet Arrangements
At April 30, 2018, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.
Contractual Obligations
We presented our contractual obligations at July 31, 2017 in our Annual Report on Form 10-K for the fiscal year then ended. On September 13, 2017 we signed an agreement that includes a minimum purchase commitment of $450 million through August 31, 2022. There were no other significant changes to our contractual obligations during the first nine months of fiscal 2018.
Recent Accounting Pronouncements
For a description of recent accounting pronouncements, if any, and the potential impact of these pronouncements on our consolidated financial statements, see Note 1 to the financial statements in Part I, Item 1 of this Quarterly Report.

Intuit Q3 Fiscal 2018 Form 10-Q	34

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
Our cash equivalents and investments are subject to market risk due to changes in interest rates. Interest rate movements affect the interest income we earn on cash equivalents and investments and the fair value of those investments. If the Federal Reserve Target Rate had increased by 25 basis points from the level of April 30, 2018, the value of our investments at that date would have decreased by approximately $1 million. If the Federal Reserve Target Rate had increased by 100 basis points from the level of April 30, 2018, the value of our investments at that date would have decreased by approximately $4.1 million.
We are also exposed to the impact of changes in interest rates as they affect our $1 billion unsecured revolving credit facility and $500 million unsecured term loan. Advances under the revolving credit facility accrue interest at rates that are equal to Bank of America's alternate base rate plus a margin that ranges from 0.0% to 0.5% or the London InterBank Offered Rate (LIBOR) plus a margin that ranges from 0.9% to 1.5%. The term loan accrues interest at rates that are equal to, at our election, either Bank of America's alternate base rate plus a margin that ranges from 0.125% to 0.875% or LIBOR plus a margin that ranges from 1.125% to 1.875%. Actual margins under all of these elections are based on our senior debt credit ratings. Consequently, our interest expense fluctuates with changes in the general level of these interest rates. At April 30, 2018, no amounts were outstanding under the revolving credit facility and $450 million was outstanding under the term loan. See Note 5 and Note 6 to the financial statements in Part I, Item 1 of this Quarterly Report for more information.
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
Since we translate foreign currencies (primarily Canadian dollars, Indian rupees, and British pounds) into U.S. dollars for financial reporting purposes, currency fluctuations can have an impact on our financial results. The historical impact of currency fluctuations on our financial results has generally been immaterial. We believe that our exposure to currency exchange fluctuation risk is not significant primarily because our global subsidiaries invoice customers and satisfy their financial obligations almost exclusively in their local currencies. Although the impact of currency fluctuations on our financial results has generally been immaterial in the past and we believe that for the reasons cited above currency fluctuations will not be significant in the future, the impact of currency fluctuations could be material in the future. As of April 30, 2018, we did not engage in foreign currency hedging activities.

Intuit Q3 Fiscal 2018 Form 10-Q	35

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

Intuit Q3 Fiscal 2018 Form 10-Q	36

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

Intuit Q3 Fiscal 2018 Form 10-Q	37

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

Intuit Q3 Fiscal 2018 Form 10-Q	38

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

Intuit Q3 Fiscal 2018 Form 10-Q	39

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
We host, collect, use and retain large amounts of sensitive and personal customer and employee information and data, including credit card information, tax return information, bank account numbers, login credentials and passwords, personal and business financial data and transactions, social security numbers, healthcare information and payroll information, as well as confidential, nonpublic business information. We use commercially available security technologies to protect this information and data, and we also use security and business controls to limit access to and use of such sensitive information and data. Although we expend significant resources to create security protections that shield our, and our customers', data against potential theft and security breaches, such measures cannot provide absolute security. We have experienced instances in the past where criminals, using stolen identity information obtained outside of our systems, have gained unauthorized and illegal access to our customers’ data. As the accessibility of stolen identity information increases, we may experience additional instances of unauthorized and illegal access to our systems using our customers’ stolen identity information in the future. Further, because we have created an ecosystem where customers can have one identity across multiple products, a security breach may give access to increased amounts of customer data. In addition, third parties may fraudulently induce employees, customers, or users to disclose sensitive information in order to gain access to our systems, which host our, and our customers’, sensitive data. The security measures that we implement may not be able to prevent access to our systems from unauthorized users who have fraudulently obtained our customers’ personal information. In addition, because the techniques used to obtain unauthorized access change frequently, becoming more sophisticated and are often not able to be detected until after a successful attack, we may be unable to anticipate these techniques or implement adequate preventive measures.
Our technologies, systems, and networks, and those of our third parties and customers have been subject to, and are likely to continue to be the target of, cyber-attacks, computer viruses, worms, phishing attacks, malicious software programs and other information security incidents that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of our customers’ or employees’ sensitive and personal information and data or Intuit's sensitive business data. These attacks could also disrupt our or our customers’ or other third parties’ business operations. These types of attacks can be made by individuals, groups of hackers, and sophisticated organizations including state-sponsored organizations or nation-states themselves. Customers that fail to update their systems, continue to run software that we no longer support or that fail to install security patches on a timely basis make it more difficult for us to detect and prevent these kinds of attacks. Although this is an industry-wide problem that affects software and hardware across platforms, it is increasingly affecting our offerings because cyber-criminals tend to focus their efforts on well-known offerings that are popular among customers and hold sensitive information and we expect them to continue to do so. If these cyber-criminals are able to circumvent our security measures, exploit vulnerabilities in our customers’ devices or customers’ behavior, or if we are unable to detect an intrusion into our systems and contain such intrusion in a reasonable amount of time, our customers’ sensitive and personal information and data may be compromised.
We or our customers also grant certain third-party partners, developers and vendors access to customer data to help deliver customer benefits, or to host certain of our and our customers' sensitive and personal information and data. In addition, we share sensitive, nonpublic business information (including, for example, materials relating to financial, business and legal strategies) with other vendors in the ordinary course of business. While we conduct background checks of our workforce, conduct reviews of partners, developers and vendors and use commercially available technologies to limit access to systems and data, it is possible that one or more of these individuals or third parties may misrepresent their intended use of data or may circumvent our controls, resulting in accidental or intentional disclosure or misuse of our customers’ or employees’ data. In addition, we rely on third-party vendors to host certain of our sensitive and personal information and data. While we conduct due diligence on these third-party partners with respect to their security and business controls, we may not have the ability to effectively monitor or oversee the implementation of these controls measures, and, in any event, individuals or third parties may be able to circumvent these security and business controls and/or exploit vulnerabilities that may exist in these controls, resulting in the disclosure or misuse of sensitive business and personal customer or employee information and data.
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

Intuit Q3 Fiscal 2018 Form 10-Q	40

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

Intuit Q3 Fiscal 2018 Form 10-Q	41

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

Intuit Q3 Fiscal 2018 Form 10-Q	42

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

•	difficulties in developing, staffing, and simultaneously managing a large number of varying foreign operations as a result of distance, language, and cultural differences;

Intuit Q3 Fiscal 2018 Form 10-Q	43

•	stringent local labor laws and regulations;

•	credit risk and higher levels of payment fraud;

•	profit repatriation restrictions, and foreign currency exchange restrictions;

•	geopolitical events, including natural disasters, acts of war and terrorism;

•	import or export regulations;

•	compliance with U.S. laws such as the Foreign Corrupt Practices Act, and local laws prohibiting corrupt payments to government officials;

•	antitrust and competition regulations;

•	potentially adverse tax developments;

•	economic uncertainties relating to European sovereign and other debt;

•	trade barriers and changes in trade regulations;

•	political or social unrest, economic instability, repression, or human rights issues; and

•	risks related to other government regulation or required compliance with local laws.
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
The Company is subject to federal, state and local laws and regulations that affect the Company’s activities, including, without limitation, areas of labor, advertising, tax, financial services, data privacy and security requirements, digital content, consumer protection, real estate, billing, e-commerce, promotions, quality of services, intellectual property ownership and infringement, import and export requirements, anti-corruption, foreign exchange controls and cash repatriation restrictions, anti-competition, environmental, health and safety. There have been significant new regulations and heightened focus by the government on many of these areas, as well as in areas such as insurance, privacy and healthcare (including, for example, the Affordable Care Act). As we expand our products and services and revise our business models, both domestically and internationally, we may become subject to additional government regulation or increased regulatory scrutiny. Further, regulators (both in the U.S. and in other jurisdictions in which we operate) may adopt new laws or regulations, change existing regulations, or their interpretation of existing laws or regulations may differ from ours .
As our business continues to expand to countries outside the United States that have more complex privacy, security and data protection laws, our compliance requirements and costs may increase. For example, recent legal developments in the European Union have created compliance uncertainty and increased complexity. The European Commission and the Swiss Government approved the EU-U.S. and Swiss-U.S. Privacy Shield frameworks, respectively, that provide a mechanism for companies to legally transfer personal data from the EU and Switzerland to the U.S. However, these frameworks as well as other personal data transfer mechanisms face a number of legal challenges, both by regulators and private parties. A change in these transfer mechanisms could cause us to incur costs or require us to change our business practices in a manner adverse to our business. In addition, the EU's General Data Protection Regulation (GDPR), which contains a compliance deadline of May 25, 2018 will apply to all of our activities related to products and services that we offer to EU customers and workers. The GDPR requires that we make certain operational changes to these products and our business practices, and will include significant penalties for non-compliance (including possible fines of up to 4% of total company revenue). Other governmental authorities around the world are considering similar types of legislative and regulatory proposals concerning data protection. Each of these privacy, security and data protection laws and regulations could impose significant limitations, require changes to our business, require notification to customers or workers of a security breach, restrict our use or storage of personal information, or cause changes in customer purchasing behavior which may make our business more costly, less efficient or impossible to conduct, and may require us to modify our current or future products or services, which may make customers less likely to purchase our products or harm our future financial results. Additionally, any actual or alleged noncompliance with these laws and regulations could result in negative publicity and subject us to investigations, claims or other remedies, including demands that we modify or cease existing business practices, and expose us to significant fines, penalties and other

Intuit Q3 Fiscal 2018 Form 10-Q	44

damages. We have incurred – and may continue to incur – significant expenses to comply with existing privacy and security standards and protocols imposed by law, regulation, industry standards or contractual obligations.
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

Intuit Q3 Fiscal 2018 Form 10-Q	45

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
Our acquisitions have resulted in significant expenses, including amortization and impairment of acquired technology and other acquired intangible assets, and impairment of goodwill. Total costs and expenses in these categories were $14 million in fiscal 2017; $34 million in fiscal 2016; and $339 million in fiscal 2015, of which $149 million was classified as discontinued operations. Although under current accounting rules goodwill is not amortized, we may incur impairment charges related to the goodwill already recorded and to goodwill arising out of future acquisitions. We test the impairment of goodwill annually in our fourth fiscal quarter or more frequently if indicators of impairment arise. The timing of the formal annual test may result in charges to our statement of operations in our fourth fiscal quarter that may not have been reasonably foreseen in prior periods. The total costs and expenses for fiscal 2015 included goodwill and intangible asset impairment charges of $297 million, of which $149 million was classified as discontinued operations. At April 30, 2018, we had $1.6 billion in goodwill and $68 million in net acquired intangible assets on our balance sheet, both of which may be subject to impairment charges in the future. New acquisitions, and any impairment of the value of acquired intangible assets, may have a significant negative impact on our future financial results.

Intuit Q3 Fiscal 2018 Form 10-Q	46

We have $450 million in debt outstanding under the term loan and may incur other debt in the future, which may adversely affect our financial condition and future financial results.
On February 1, 2016, we entered into a master credit agreement with certain institutional lenders for a new five-year credit facility in an aggregate principal amount of $1.5 billion. The master credit agreement includes a $500 million unsecured term loan and a $1 billion unsecured revolving credit facility that will expire on February 1, 2021. As of April 30, 2018, $450 million was outstanding on the term loan and no amounts were outstanding under the revolving credit facility. We may use the proceeds of any advances against the credit facility for general corporate purposes, including future acquisitions and share repurchases.
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

Intuit Q3 Fiscal 2018 Form 10-Q	47

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities By The Issuer And Affiliated Purchasers
Stock repurchase activity during the three months ended April 30, 2018 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans
February 1, 2018 through February 28, 2018	15,600	$163.64	15,600	$1,265,955,840
March 1, 2018 through March 31, 2018	43,990	$167.89	43,990	$1,258,570,143
April 1, 2018 through April 30, 2018	55,350	$169.46	55,350	$1,249,190,341
Total	114,940	$168.07	114,940
Note: All of the shares purchased as part of publicly announced plans during the three months ended April 30, 2018 were purchased under a plan we announced on August 19, 2016 under which we are authorized to repurchase up to $2 billion of our common stock. At April 30, 2018, authorization from our Board of Directors to expend up to $1.2 billion remained available under that plan.

ITEM 6 - EXHIBITS
See the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q.

Intuit Q3 Fiscal 2018 Form 10-Q	48

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTUIT INC. (Registrant)
Date:	May 22, 2018	By:	/s/ MICHELLE M. CLATTERBUCK
Michelle M. Clatterbuck
Executive Vice President and Chief Financial Officer (Authorized Officer and Principal Financial Officer)

Intuit Q3 Fiscal 2018 Form 10-Q	49

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference

31.01	Certification of Chief Executive Officer	X

31.02	Certification of Chief Financial Officer	X

32.01*	Section 1350 Certification (Chief Executive Officer)	X

32.02*	Section 1350 Certification (Chief Financial Officer)	X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X

101.SCH	XBRL Taxonomy Extension Schema	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase	X
________________________________

*	This exhibit is intended to be furnished and shall not be deemed “filed” for purposes of the Securities Exchange Act of 1934, as amended.

Intuit Q3 Fiscal 2018 Form 10-Q	50