Form 10-K
period 2018-07-31
INTUIT INC
filed 2018-08-31
CIK 896878

Tables of Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________

FORM 10-K

☑	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended July 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

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

The aggregate market value of Intuit Inc. outstanding common stock held by non-affiliates of Intuit as of January 31, 2018, the last business day of our most recently completed second fiscal quarter, based on the closing price of $167.90 reported by the Nasdaq Global Select Market on that date, was $41 billion.

There were 258,671,620 shares of Intuit voting common stock outstanding as of August 24, 2018.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its Annual Meeting of Stockholders to be held on January 17, 2019 are incorporated by reference in Part III of this Annual Report on Form 10-K.

Tables of Contents

INTUIT INC.
FISCAL 2018 FORM 10-K
INDEX

		Page

PART I

ITEM 1:	Business	4
ITEM 1A:	Risk Factors	13
ITEM 1B:	Unresolved Staff Comments	24
ITEM 2:	Properties	24
ITEM 3:	Legal Proceedings	25
ITEM 4:	Mine Safety Disclosures	25

PART II

ITEM 5:	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	26
ITEM 6:	Selected Financial Data	29
ITEM 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31
ITEM 7A:	Quantitative and Qualitative Disclosures About Market Risk	47
ITEM 8:	Financial Statements and Supplementary Data	48
ITEM 9:	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	89
ITEM 9A:	Controls and Procedures	89
ITEM 9B:	Other Information	89

PART III

ITEM 10:	Directors, Executive Officers and Corporate Governance	90
ITEM 11:	Executive Compensation	91
ITEM 12:	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	92
ITEM 13:	Certain Relationships and Related Transactions, and Director Independence	92
ITEM 14:	Principal Accountant Fees and Services	92

PART IV

ITEM 15:	Exhibits and Financial Statement Schedules	92

	Signatures	93

EX-10.08
EX-10.35
EX-10.41
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
EX-101.CAL XBRL Taxonomy Extension Calculation Linkbase
EX-101.LAB XBRL Taxonomy Extensions Label Linkbase
EX-101.PRE XBRL Taxonomy Extension Presentation Linkbase
EX-101.DEF XBRL Taxonomy Extension Definition Linkbase
Intuit, the Intuit logo, QuickBooks, Lacerte, TurboTax, QB, ProSeries, ProConnect, and Mint, among others, are registered trademarks and/or registered service marks of Intuit Inc., or one of its subsidiaries, in the United States and other countries. Other parties’ marks are the property of their respective owners.

Intuit Fiscal 2018 Form 10-K	2

Tables of Contents

Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. Please also see the section entitled “Risk Factors” in Item 1A of this Report for important information to consider when evaluating these statements. All statements in this report, other than statements that are purely historical, are forward-looking statements. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “forecast,” “estimate,” “seek,” and similar expressions also identify forward-looking statements. In this report, forward-looking statements include, without limitation, the following:

•	our expectations and beliefs regarding future conduct and growth of the business;

•	our beliefs and expectations regarding seasonality, competition and other trends that affect our business;

•	our expectation that we will continue to invest significant resources in our product development, marketing and sales capabilities;

•	our expectation regarding the impact of recent U.S. tax legislation on Intuit’s business and its corporate tax rate;

•	our expectation that we will continue to invest significant management attention and resources in our information technology infrastructure and in our privacy and security capabilities;

•	our expectation that we will work with the broader industry and government to protect our customers from fraud;

•	our expectation that we will be able to protect our customers’ data and prevent third parties from using stolen customer information to perpetrate fraud in our tax and other offerings;

•	our expectation that we will generate significant cash from operations;

•	our expectation that total service and other revenue as a percentage of our total revenue will continue to grow;

•	our expectations regarding the development of future products, services, business models and technology platforms and our research and development efforts;

•
our assumptions underlying our critical accounting policies and estimates, including our estimates regarding stock volatility and other assumptions used to estimate the fair value of share-based compensation; the fair value of goodwill; and expected future amortization of acquired intangible assets;

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

We caution investors that forward-looking statements are only predictions based on our current expectations about future events and are not guarantees of future performance. We encourage you to read carefully all information provided in this report and in our other filings with the Securities and Exchange Commission before deciding to invest in our stock or to maintain or change your investment. These forward-looking statements are based on information as of the filing date of this Annual Report, and we undertake no obligation to revise or update any forward-looking statement for any reason.

Intuit Fiscal 2018 Form 10-K	3

Tables of Contents

PART I

ITEM 1 - BUSINESS

CORPORATE BACKGROUND
General
Intuit helps consumers, small businesses, and the self-employed prosper by delivering financial management and compliance products and services. We also provide specialized tax products to accounting professionals, who are key partners that help us reach small business customers.
Our global products and platforms include QuickBooks, TurboTax, Mint, and Turbo are designed to help customers run their small businesses, pay employees and send invoices, separate business and personal expenses, track their money, and file income taxes. Across our product offerings, we serve approximately 50 million customers. We had revenue of $6.0 billion in our fiscal year ended July 31, 2018, with approximately 8,900 employees in major offices in the United States, Canada, India, the United Kingdom, Israel, Australia, and other locations.
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

BUSINESS OVERVIEW
Intuit’s Mission
We are a global financial management and compliance platform company committed to powering prosperity around the world. Our customers include consumers, small businesses, and the self-employed. Working with a broad array of vital partners – accountants, developers, financial institutions, schools, governments and other platform companies, such as Apple and Google – we strive to deliver three benefits that matter most to our customers:

•	Helping consumers save money, and enabling small businesses and the self-employed to grow and prosper.

•	Turning drudgery into time for what matters most.

•	Providing peace of mind when making financial or compliance decisions.
We build durable competitive advantage by delivering personalized experiences via our trusted open platform that builds connections between customers, partners and products, as described in our Growth Strategy below.

Intuit Fiscal 2018 Form 10-K	4

Tables of Contents

Our Business Portfolio
We organize our businesses into three reportable segments:

Small Business & Self-Employed:  This segment targets small businesses and the self-employed around the globe, and the accounting professionals who serve and advise them. Our offerings include QuickBooks financial and business management online services and desktop software, payroll solutions, payment processing solutions, and financing for small businesses.
Consumer:  This segment targets consumers and includes do-it-yourself and assisted TurboTax income tax preparation products and services sold in the U.S. and Canada. Our Mint and Turbo offerings target consumers and help them understand and improve their financial lives by offering a view of their financial health.
Strategic Partner:  This segment targets professional accountants in the U.S. and Canada, who are essential to both small business success and tax preparation and filing. Our professional tax offerings include Lacerte, ProSeries, ProFile, and ProConnect Tax Online.

Our Growth Strategy
At Intuit, our strategy starts with a focus on our customers. We listen to our customers, understand their challenges, and then use technology to develop innovative solutions designed to solve their problems and help them prosper. For more than three decades, we have reinvented and disrupted ourselves to better serve our customers, as we continue to transform to a global platform and product company. Our assessment of external trends – the emergence and influence of the digital generation, and the growth in the self-employed workforce – reveals significant opportunities to drive future growth. The result is a global market that is shifting from traditional services that are manual in nature to more automated, interconnected services that work on platforms and increasingly rely on artificial intelligence and machine learning.
Our strategy is built on the strength of our One Intuit Ecosystem, a connected, one-stop destination for customers to make their financial lives easier. Our evolving strategy focuses on three elements:

•
Personalized experiences: With customer provided data and the use of artificial intelligence and machine learning, we can create increasingly valuable personalized and easy to use experiences that delight and serve our customers. For example, our TurboTax solutions use machine learning to create a customized interview, asking questions uniquely tailored to each individual situation. By delivering an amazing end-to-end experience, we offer customers the value they expect from our offerings as quickly and easily as possible.

•
Trusted open platform: Our open platform allows our customers to use and share their financial data with us and third party partners to help improve their financial lives. One example of this is our QuickBooks open platform, where small businesses and accountants can install apps created by third-party developers to enhance the functionality and personalization of the QuickBooks experience.

•
Indispensable connections: Within our One Intuit Ecosystem, we strive to build connections between customers, partners, and products on our platform. For example, our TurboTax Live offering connects our TurboTax customers with tax experts. Additionally, QuickBooks offers a match-making service that connects small businesses with accountants, helping small businesses succeed and accountants grow their practices.

As part of our strategy, we also develop relationships with strategic partners that enable us to serve consumers, the self-employed and small businesses globally. Strategic partners include financial institutions, enterprise platforms, educational institutions and accountants, and our strategy allows us to co-create indispensable connections by sharing expertise, product integrations, and new solutions to solve more customer problems.
We are well positioned to succeed in this evolving environment with our online service offerings. Our total service and other revenue was $4.5 billion, or 75 percent, of our total revenue in fiscal 2018.
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

Intuit Fiscal 2018 Form 10-K	5

Tables of Contents

PRODUCTS AND SERVICES
During fiscal 2018 we offered our products and services in the three segments described in “Business Overview” above. The following table shows the classes of similar products or services that accounted for 5% or more of total net revenue within the last three fiscal years.

	Fiscal 2018	Fiscal 2017	Fiscal 2016

Small Business & Self-Employed	50%	49%	47%
Consumer	42%	43%	44%
Strategic Partner	8%	8%	9%
International total net revenue was less than 5% of consolidated total net revenue for fiscal 2018, fiscal 2017, and fiscal 2016.
For financial information about our reportable segments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and Note 14 to the financial statements in Item 8 of this Annual Report.
Small Business & Self-Employed
Our Small Business & Self-Employed segment targets small businesses and the self-employed around the globe, and the accounting professionals who serve and advise them. Our offerings include QuickBooks financial and business management online services and desktop software, payroll and payment processing solutions, financial supplies, and financing for small businesses.
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
In addition to our core QuickBooks offering, we also offer specific solutions for the following customer segments:

•
Enterprise. Our QuickBooks Enterprise and QuickBooks Advanced offerings are designed for larger small businesses that have outgrown our QuickBooks product. QuickBooks Enterprise is available as either a hosted or server-based solution. This offering provides industry-specific reports and features for a range of industries, including Contractor, Manufacturing and Wholesale, Nonprofit, and Retail. QuickBooks Advanced is an online enterprise solution.

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

•
Accountants. QuickBooks Online Accountant and QuickBooks Accountant Desktop Plus are available to accounting professionals who use QuickBooks offerings and recommend them to their small business clients. These offerings provide the tools and file-sharing capabilities that accounting professionals need to efficiently complete bookkeeping and financial reporting tasks and to manage their practices. We also offer memberships to the QuickBooks ProAdvisor program, providing QuickBooks Online Accountant, QuickBooks Accountant Desktop Plus, QuickBooks Desktop Enterprise Accountant, QuickBooks Point of Sale Desktop, technical support, training, product certification, access to marketing tools, and discounts on Intuit products and services purchased on behalf of clients.

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

Intuit Fiscal 2018 Form 10-K	6

Tables of Contents

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
Financing for Small Businesses. We offer financing options for small businesses to help them get the capital they need to succeed. The financing process provides small businesses the ability to use their QuickBooks data to qualify to borrow capital.
Consumer
Our TurboTax products and services are designed to enable individuals to prepare and file their own federal and state personal income tax returns quickly and accurately. They are designed to be easy to use, yet sophisticated enough for complex tax returns. Most of these offerings are available on both desktop and mobile devices.
Tax Return Preparation Offerings. For the 2017 tax season, we offered a range of software products and services that included TurboTax Basic, for simple returns; TurboTax Deluxe, for taxpayers who itemize deductions; TurboTax Premier, for taxpayers who own investments or rental property; and TurboTax Home and Business and TurboTax Self-Employed, for small business owners. We also offered TurboTax Free Edition for the simplest returns. We launched a new offering in the 2017 tax season, TurboTax Live, which provides live tax advice to customers. TurboTax AnswerXchange is an online forum where participants can learn from and share information with other users while preparing their income tax returns. For the 2017 tax season, our online tax preparation and filing services were offered through the websites of thousands of financial institutions, electronic retailers, and other online merchants. Financial institutions can offer our online tax preparation and filing services to their customers through a link to TurboTax Online. Our TurboTax U.S. and Canada offerings consist of desktop, online, and mobile offerings.
Electronic Filing and Other Services. Our desktop, online, and mobile tax preparation customers can electronically file their federal and state income tax returns through our electronic filing center. For the 2017 tax season, TurboTax customers had the option to receive their income tax refunds on a prepaid debit card that we provided through a partner. We also offered audit defense, audit support, identity restoration services, and credit scores.
Intuit Tax Freedom Project. Under the Intuit Tax Freedom Project, we provide online federal and state income tax return preparation and electronic filing services at no charge to eligible taxpayers. For the 2017 tax season, we provided approximately 1.2 million free federal returns under this initiative. We are a member of the Free File Alliance, a consortium of private sector companies that has entered into an agreement with the federal government to provide free online federal tax preparation and filing services to eligible taxpayers. See also “Competition – Consumer Segment” later in this Item 1 for more information on the Free File Alliance.
Other Consumer Offerings. Our Mint and Turbo offerings target consumers and help them understand and improve their financial lives by offering a view of their financial health.
Strategic Partner
Our Strategic Partner segment includes our professional tax offerings and targets professional accountants in the U.S. and Canada, who are essential to both small business success and tax preparation and filing. Our professional tax offerings consist of Lacerte, ProSeries, and ProConnect Tax Online and enable accountants to accurately and efficiently complete and electronically file a full range of consumer, small business, and commercial federal and state tax returns with both desktop and online offerings. Lacerte is designed for full-service year-round accounting firms who handle more complex returns. ProSeries is designed for year-round tax practices handling moderately complex tax returns. ProConnect Tax Online is our cloud-based solution, which is designed for full-service year-round practices who prepare all forms of consumer and small business returns and integrates with our QuickBooks Online offerings. ProFile is our Canadian tax offering, which serves year-round full-service accounting firms for both consumer and business tax returns. We also offer a variety of tax-related services that complement the tax return preparation process including year-round document storage and access, collaboration services, e-signature, and bank products.

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

Intuit Fiscal 2018 Form 10-K	7

Tables of Contents

While our traditional desktop software products – QuickBooks, TurboTax, Lacerte, and ProSeries – tend to have predictable annual development and product release cycles, as we move to more online offerings and mobile applications, the development cycles are becoming more rapid. In addition, developing consumer and professional tax software and services presents unique challenges because of the demanding development cycle required to accurately incorporate federal and state tax law and tax form changes within a rigid timetable. The development timing for our small business payroll and merchant payment processing services offerings varies with business needs and regulatory requirements, and the length of the development cycle depends on the scope and complexity of each project.
We continue to make substantial investments in research and development, and we expect to focus our future research and development efforts on enhancing existing products and services with financial recommendations, personalization, and ease of use enabled by artificial intelligence and machine learning. We continue to focus on developing new products and services, including new mobile and global offerings, and significant research and development efforts on ongoing projects to update the technology platforms for several of our offerings. Our research and development expenses were $1.2 billion or 20% of total net revenue in fiscal 2018; $998 million or 19% of total net revenue in fiscal 2017; and $881 million or 19% of total net revenue in fiscal 2016.

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

MARKETING, SALES AND DISTRIBUTION CHANNELS
Markets
Our primary target customers are consumers, small businesses, and the self-employed. We also provide specialized tax products to accounting professionals, who are key partners to help us reach small business customers. The markets in which we compete have always been characterized by rapid technological change, shifting customer needs, and frequent new product introductions and enhancements by competitors. Over the past several years, the widespread usage of mobile devices and the explosion of social media have accelerated the pace of change and revolutionized the way that customers learn about, evaluate, and purchase products and services.
Real-time, personalized online and mobile shopping experiences are the standard. In addition, many customers now begin shopping in one channel and ultimately purchase in another. This has created a need for integrated, multi-channel, shop-and-buy experiences. Market and industry changes quickly make existing products and services obsolete. Our success depends on our ability to respond rapidly to these changes with new business models, updated competitive strategies, new or enhanced products and services, alternative distribution methods, and other changes in the way we do business.
Marketing Programs
We use a variety of marketing programs to generate direct sales, develop leads, increase general awareness of our product portfolio, and drive sales in retail. These programs include digital marketing such as display and pay-per-click advertising, search engine optimization, and social and affiliate marketing; mobile marketing through online app stores; email marketing; offline marketing such as TV, radio, billboard, magazine and newspaper advertising; retail marketing; public relations; and in product marketing to drive awareness of related products and services. Our campaigns are designed to attract new users, retain existing users, and cross sell additional offerings.
Sales and Distribution Channels
Multi-Channel Shop-and-Buy Experiences. Our customers use the web and mobile devices to research products and services. Some customers buy and use our products and services entirely online or through their mobile devices. Others research online but make their purchase at a retail location. Because many customers shop across multiple channels, we continue to coordinate our online, offline, and retail presence and promotions to support an integrated, multi-channel, shop-and-buy model.
Direct Sales Channel. We sell many of our products and services directly through our websites and call centers. Direct, online sales are an effective channel for customers who can make purchase decisions based on content provided on our websites, via other online content or word of mouth recommendations. Telesales continues to be an effective channel for serving customers that want live help to select the products and services that are right for their needs. We also have a direct sales force that calls on U.S. and international accounting firms and seeks to increase their awareness, usage, and recommendation of our small business and professional tax solutions.

Intuit Fiscal 2018 Form 10-K	8

Tables of Contents

Retail Channel. We sell our QuickBooks and TurboTax desktop software as well as payroll services and merchant credit card payment processing services at retail locations across the United States and on retailer websites. We sell these products and services directly and through distributors to office supply superstores, warehouse clubs, consumer electronics retailers, general mass merchandisers, online retailers, and catalogs. In Canada, we also rely on distributors and other third parties who sell products into the retail channel. The retail channel provides broad customer reach through retailer-sponsored advertising and exposure to retail foot and online traffic. This channel also gives us the opportunity to communicate our products, services, and messages through multiple touch points and allows us to serve our customers at relatively modest cost.
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
Competition Specific to Segments
Small Business & Self-Employed Segment. QuickBooks is the leading small business financial management software in the U.S. Our small business desktop products and services face competitive challenges from companies such as The Sage Group plc, which offers software and associated services that directly target small business customers. Our small business online products and services face competition from online accounting offerings from companies such as Xero and FreshBooks, free or low-cost online accounting offerings, and free online banking and bill payment services offered by financial institutions and others. In our payroll business we compete directly with Automatic Data Processing, Inc. (ADP), Paychex, Gusto, and many other companies with payroll offerings, including online payroll offerings. In our merchant services business we compete directly with large financial institutions such as Wells Fargo, JP Morgan Chase, and Bank of America and with many payment processors, including First Data Corporation, Elavon, Global Payments, Fidelity National Information Services, PayPal, and Square.
Consumer Segment. In our Consumer segment, our future growth depends on our ability to attract new customers to the self-preparation tax category or to our new assisted offering, TurboTax Live, from tax stores and other tax preparers. In the U.S. private sector we face intense competition from H&R Block, which provides tax preparation services in its stores and a competing software offering. We also face competition from several other large tax preparation service providers, from a myriad of small tax preparers, and from numerous online self-preparation offerings, including Blucora’s TaxAct and Credit Karma. Some of these competitors are offering electronic tax preparation and filing services at no cost to individual taxpayers. In Canada, our TurboTax Canada offerings face competition from H&R Block, SimpleTax, StudioTax, and UFile. These competing offerings subject us to significant price pressure in both the U.S. and Canada.
We also face competitive challenges from government entities that offer publicly funded electronic tax preparation and filing services with no fees to individual taxpayers. We are a member of the Free File Alliance, a consortium of private sector companies that has entered into an agreement with the federal government. Under this agreement, the member companies provide online federal tax preparation and filing services to eligible users at no cost to the government or individual users, and the federal government has agreed not to provide a duplicative or competing service. Approximately 23 states have also adopted Free File Alliance public-private agreements while approximately 19 other states offer some form of direct government tax preparation and filing services with no fees to qualified taxpayers. We continue to actively work with others in the private and public sectors to advance the goals of the Free File Alliance policy initiative and to support successful public-private partnerships that reinforce the voluntary compliance tax system. However, future administrative, regulatory, or

Intuit Fiscal 2018 Form 10-K	9

Tables of Contents

legislative activity in this area could seek to replace the voluntary compliance tax system with return preparation by government agencies which could harm our Consumer business.
Strategic Partner Segment. In the U.S., Lacerte professional tax offerings face competition from competitively-priced tax and accounting solutions that include integration with non-tax functionality. These include CCH’s ProSystems fx Office Suite and Thomson Reuters’ CS Professional Suite and GoSystems Tax. Our ProSeries professional tax offerings face competition from CCH’s ATX and TaxWise offerings, Drake, and other smaller providers. In Canada, our ProFile professional tax offerings face competition from CCH’s Cantax and Taxprep offerings, TaxCycle, and Thomson Reuters’ DTMax and UFile Pro offerings. We also face growing competition from online tax and accounting offerings in the U.S. and Canada, which may be marketed more effectively or have lower pricing than our offerings for accounting professionals.
Competitive Factors
We believe the most important competitive factors for our core offerings – QuickBooks, TurboTax, Lacerte, and ProSeries – are ease of use, product features, size of the installed customer base, brand name recognition, value proposition, cost, reliability, security, and product and support quality. Access to distribution channels is also important for our QuickBooks and TurboTax desktop software products. In addition, support from accounting professionals and the ability for customers to upgrade within product families as their businesses grow are significant competitive factors for our QuickBooks products. Productivity is an important competitive factor for the full-service accounting firms to which we market our Lacerte software products. We believe we compete effectively on these factors as our QuickBooks and TurboTax products are the leading products in the U.S. for their respective categories.
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
We offer free self-help information through our technical support websites for our QuickBooks, TurboTax and professional tax offerings. Customers can also use our websites to find answers to commonly asked questions and check on the status of orders. Under certain paid support plans, customers can also use our websites to receive product updates electronically. Support alternatives and fees vary by product. We sponsor online user communities such as Intuit Community for small businesses and accounting professionals, and TurboTax AnswerXchange, where consumers can share knowledge and product advice with each other. We also offer live tax advice from U.S.-based tax professionals to TurboTax Live users.

MANUFACTURING AND DISTRIBUTION
Online Products and Services
Our online offerings include QuickBooks Online, online payroll services, merchant payment processing services, TurboTax Online, ProConnect Tax Online, consumer and professional electronic tax filing services, Mint, and Turbo. We continue to execute on a multi-year plan to transition the systems, networks and databases required to operate these online offerings to Amazon Web Services (AWS). Currently, several of our core online offerings are using AWS. The remaining online offerings are housed in data centers located in geographically diverse locations. As our businesses continue to move toward delivering personalized experiences, trusted open platforms and indispensable connections, we expect that our infrastructure will become even more critical to our business in the future.
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
For retail manufacturing, we have an agreement with Arvato Digital Services, Inc. (Arvato), a division of Bertelsmann AG, under which Arvato provides a majority of the manufacturing volume for our launches of QuickBooks and TurboTax, as well as for day-to-day replenishment after product launches. Arvato has operations in multiple locations that can provide redundancy if necessary.

Intuit Fiscal 2018 Form 10-K	10

Tables of Contents

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
Customers typically receive desktop software electronically. However, when physical product is ordered, we typically ship the physical product within a few days of receiving an order and backlog is minimal.

PRIVACY AND SECURITY OF CUSTOMER AND EMPLOYEE INFORMATION AND TRANSACTIONS
We are stewards of our customers’ data and have designed data stewardship principles to align our organization in collecting, using and protecting such information. As we believe strongly in being good stewards of our customers’ data, we operate our program to comply with laws and regulations that regulate our use and protection of customers’ personal information, including, for example, laws with respect to financial services and the handling of tax data. We have established guidelines and practices to help ensure that customers and employees are aware of, and can control, how we use information about them. We also use privacy statements to provide notice to customers of our privacy practices, as well as provide them the opportunity to furnish instructions with respect to use of their personal information. We participate in industry groups whose purpose is to develop or shape industry best practices, and to inform public policy for privacy and security.
We use security safeguards to help protect the systems and the information customers and employees give to us from loss, misuse and unauthorized alteration. We use technical, logical and procedural measures, such as multi-factor authentication, which are designed to help detect and prevent fraud and misuse of customer information. Whenever customers transmit sensitive information to us, such as credit card information or tax return data, through one of our websites or products, we follow current industry standards to encrypt the data as it is transmitted to us, and when we store it at rest. We routinely patch our systems with security updates and we work to protect our systems from unauthorized internal or external access using numerous commercially available computer security products as well as internally developed security procedures and practices.

GOVERNMENT REGULATION
Our Consumer and Strategic Partner segments are subject to federal and state government requirements, including regulations related to the electronic filing of tax returns, the provision of tax preparer assistance, and the use and disclosure of customer information. In addition, our Small Business & Self-Employed segment offers products and services to small businesses and consumers, such as payroll, payments, and financing, which are also subject to certain regulatory requirements.

INTELLECTUAL PROPERTY
Our success depends on the proprietary technology embodied in our offerings. We protect this proprietary technology by relying on a variety of intellectual property mechanisms, including copyright, patent, trade secret and trademark laws, restrictions on disclosure and other methods. For example, we regularly file applications for patents, copyrights and trademarks and service marks in order to protect intellectual property that we believe is important to our business. We hold a growing patent portfolio that we believe is important to Intuit’s overall competitive advantage, although we are not materially dependent on any one patent or particular group of patents in our portfolio at this time. We also have a number of registered trademarks that include Intuit, QuickBooks, Lacerte, TurboTax, QB, ProSeries, ProConnect, and Mint. We have registered these and other trademarks and service marks in the United States and, depending on the relevance of each brand to other markets, in many foreign countries. Most registrations can be renewed perpetually at 10-year intervals. We also license intellectual property from third parties for use in our products.
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

Intuit Fiscal 2018 Form 10-K	11

Tables of Contents

EMPLOYEES
As of July 31, 2018, we had approximately 8,900 full-time employees in major offices in the United States, Canada, India, the United Kingdom, Israel, Australia and other locations. We also employ a significant number of seasonal and contract employees during the second and third quarters of our fiscal years to support our Consumer segment customers. For example, at the peak of the 2017 tax season, we employed approximately 2,400 seasonal employees. We believe our future success and growth will depend on our ability to attract and retain qualified employees in all areas of our business. We do not currently have any collective bargaining agreements with our employees, and we believe employee relations are generally good. Although we have employment-related agreements with a number of key employees, these agreements do not guarantee continued service. We believe we offer competitive compensation and a good working environment. We were named one of Fortune magazine’s “100 Best Companies to Work For” in each of the last seventeen years. However, we face intense competition for qualified employees, and we expect to face continuing challenges in recruiting and retention.

Intuit Fiscal 2018 Form 10-K	12

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
Our consumer tax business also faces significant competition from the public sector, where we face the risk of federal and state taxing authorities proposing revenue raising strategies that involve developing and providing government tax software or other government return preparation systems at public expense. These or similar programs may be introduced or expanded in the future, which may change the voluntary compliance tax system in ways that could cause us to lose customers and revenue. The IRS Free File Program is currently the sole means by which the IRS offers tax software to taxpayers, and as part of the program the IRS has agreed it will not offer a duplicative or competing service. Under this program, the IRS has worked with private industry to provide more than 50 million free returns since 2003, utilizing donated private sector tax software and e-filing services for low and middle income taxpayers at no cost to the government or individual users. However, its continuation depends on a number of factors, including increasing public awareness of and access to the free program, as well as continued government support. The current agreement is scheduled to expire in October 2020. If the Free File Program were to be terminated and the IRS were to enter the software development and return preparation space, the federal government would become a publicly funded direct competitor of the U.S. tax services industry and of Intuit. Government funded services that curtail or eliminate the role of taxpayers in preparing their own taxes could potentially have material and adverse revenue implications.
Future revenue growth depends upon our ability to adapt to technological change as well as global trends in the way customers access software offerings and successfully introduce new and enhanced products, services and business models.
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

Intuit Fiscal 2018 Form 10-K	13

Tables of Contents

unsuccessful in monetizing or increasing customer adoption of these offerings or our risk profile may change, resulting in loss of revenue.
The number of people who access products and services through devices other than personal computers, including mobile phones, smartphones, and handheld computers such as tablets, continues to increase. We have devoted significant resources to develop products and services for users of these alternative devices, but the versions of our products and services developed for these devices may not be compelling to users. Even if we are able to attract new users through these mobile offerings, the amount of revenue that we derive per user from mobile offerings may be less than the revenue that we have historically derived from users of personal computers. As new devices and new platforms are continually being released, it is difficult to predict the problems we may encounter in developing versions of our products and services for use on these alternative devices and we may need to devote significant resources to the creation, support, and maintenance of such offerings. If we are slow to develop products and technologies that are compatible with these alternative devices, or if our competitors are able to achieve those results more quickly than us, we will fail to capture a significant share of an increasingly important portion of the market for online services, which could adversely affect our business. Further, legislation or regulatory changes may mandate changes in our products that make them less attractive to users.
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
Our patents, trademarks, trade secrets, copyrights, domain names and other intellectual property rights are important assets for us. We aggressively protect our intellectual property rights by relying on federal, state and common law rights in the U.S. and internationally, as well as a variety of administrative procedures. We also rely on contractual restrictions to protect our proprietary rights in products and services. The efforts that we take to protect our proprietary rights may not always be sufficient or effective. Protecting our intellectual property rights is costly and time consuming and may not be successful in every location. Any significant impairment of our intellectual property rights could harm our business, our brand and our ability to compete.
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
Developing and maintaining awareness of our brands is critical to achieving widespread acceptance of our existing and future products and services and is an important element in attracting new customers. Adverse publicity (whether or not justified) relating to events or activities attributed to us, our employees, agents, third parties we rely on, or our users, may tarnish our reputation and reduce the value of our brands. Our brand value also depends on our ability to provide secure and trustworthy

Intuit Fiscal 2018 Form 10-K	14

Tables of Contents

products and services as well as our ability to protect and use our customers’ data in a manner that meets their expectations. In addition, a security incident which results in unauthorized disclosure of our customers’ sensitive data could cause material reputational harm. Damage to our reputation and loss of brand equity may reduce demand for our products and services and thus have an adverse effect on our future financial results, as well as require additional resources to rebuild our reputation and restore the value of the brands and could also reduce our stock price.
Our acquisition and divestiture activities may disrupt our ongoing business, may involve increased expenses and may present risks not contemplated at the time of the transactions.
We have acquired and may continue to acquire companies, products, technologies and talent that complement our strategic direction, both in and outside the United States. Acquisitions involve significant risks and uncertainties, including:

•	inability to successfully integrate the acquired technology, data assets and operations into our business and maintain uniform standards, controls, policies, and procedures;

•	inability to realize synergies expected to result from an acquisition;

•	disruption of our ongoing business and distraction of management;

•	challenges retaining the key employees, customers, resellers and other business partners of the acquired operation;

•	the internal control environment of an acquired entity may not be consistent with our standards or with regulatory requirements, and may require significant time and resources to align or rectify;

•	unidentified issues not discovered in our due diligence process, including product or service quality issues, intellectual property issues and legal contingencies;

•	failure to successfully further develop an acquired business or technology and any resulting impairment of amounts currently capitalized as intangible assets;

•	risks associated with businesses we acquire or invest in, which may differ from or be more significant than the risks our other businesses face; and

•	in the case of foreign acquisitions and investments, the impact of particular economic, tax, currency, political, legal and regulatory risks associated with specific countries.
We have divested and may in the future divest certain assets or businesses that no longer fit with our strategic direction or growth targets. Divestitures involve significant risks and uncertainties, including:

•	inability to find potential buyers on favorable terms;

•	failure to effectively transfer liabilities, contracts, facilities and employees to buyers;

•	requirements that we retain or indemnify buyers against certain liabilities and obligations;

•	the possibility that we will become subject to third-party claims arising out of such divestiture;

•	challenges in identifying and separating the intellectual property and data to be divested from the intellectual property and data that we wish to retain;

•	inability to reduce fixed costs previously associated with the divested assets or business;

•	challenges in collecting the proceeds from any divestiture;

•	disruption of our ongoing business and distraction of management;

•	loss of key employees who leave the Company as a result of a divestiture; and

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
OPERATIONAL RISKS
Operational risks arise from internal and external events relating to systems, processes and people. Risks that affect the operation of our businesses include the following: potential security incidents; privacy and cybersecurity concerns relating to online offerings; fraudulent activities by third parties; relationships with third parties; competition for and retention of key talent; issues with our product launches; problems with our information technology infrastructure; and risks associated with operating internationally.

Intuit Fiscal 2018 Form 10-K	15

Tables of Contents

Security incidents, improper access to, or disclosure of our data or customers’ data, or other cyberattacks on our systems, could harm our reputation and adversely affect our business.
We host, collect, use and retain large amounts of sensitive and personal customer and employee data, including credit card information, tax return information, bank account numbers, login credentials and passwords, personal and business financial data and transactions data, social security numbers and payroll information, as well as our confidential, nonpublic business information. We use commercially available security technologies and security and business controls to limit access to and use of such sensitive data. Although we expend significant resources to create security protections designed to shield this data against potential theft and security breaches, such measures cannot provide absolute security.
Our technologies, systems, and networks have been subject to, and are likely to continue to be the target of, cyberattacks, computer viruses, worms, phishing attacks, malicious software programs, and other cybersecurity incidents that could result in the unauthorized release, gathering, monitoring, use, loss or destruction of our customers’ or employees’ sensitive and personal data, or Intuit's sensitive business data or cause temporary or sustained unavailability of our software and systems. These types of attacks can be made by individuals, groups of hackers, and sophisticated organizations including state-sponsored organizations or nation-states themselves. Customers who fail to update their systems, continue to run software that we no longer support or that fail to install security patches on a timely basis create vulnerabilities and make it more difficult for us to detect and prevent these kinds of attacks. We are increasingly incorporating open source software into our products. There may be vulnerabilities in open source software that make it susceptible to cyberattacks. In addition, because the techniques used to obtain unauthorized access to sensitive information change frequently, and are becoming more sophisticated and are often not able to be detected until after a successful attack, we may be unable to anticipate these techniques or implement adequate preventive measures. Although this is an industry-wide problem that affects software and hardware across platforms, it may increasingly affect our offerings because cyber-criminals tend to focus their efforts on well-known offerings that are popular among customers and hold sensitive information and we expect them to continue to do so.
Further, the security measures that we implement may not be able to prevent unauthorized access to our products and our customers’ account data. Third parties may fraudulently induce employees, customers, or users by means such as email phishing, to disclose sensitive information in order to gain access to our systems. It is also possible that unauthorized access to or disclosure of customer data may occur due to inadequate use of security controls by our customers or our employees. Accounts created with weak or recycled passwords could allow cyberattackers to gain access to customer data. Unauthorized persons could gain access to customer accounts if customers do not maintain effective access controls of their systems and software.
Criminals may also use stolen identity information obtained outside of our systems, to gain unauthorized access to our customers’ data. We have experienced such instances in the past and as the accessibility of stolen identity information increases, generally, we may experience further instances of unauthorized access to our systems using our customers’ or employees’ stolen identity information in the future. Further, our customers may choose to use the same user ID and password across multiple products and services unrelated to our products. Such customers’ login credentials may be stolen from products offered by third party service providers unrelated to us and the stolen identity information may be used by a malicious third party to access our products, which could result in disclosure of confidential information.
Our efforts to protect data may also be unsuccessful due to software bugs (whether open source or proprietary code), break-ins, employee error or other threats that evolve.
Further, because we have created an ecosystem where customers can have one identity across multiple Intuit products, a security incident may give access to increased amounts of customer data. This may result in disclosure of confidential information, loss of customer confidence in our products, possible litigation, material harm to our reputation and financial condition, disruption of our or our customers’ business operations and decline in our stock price. From time to time, we detect, or receive notices from customers or public or private agencies that they have detected, actual or perceived vulnerabilities in our servers, our software or third-party software components that are distributed with our products or fraudulent activity by unauthorized persons utilizing our products with stolen customer identity information. The existence of such vulnerabilities or fraudulent activity, even if they do not result in a security breach, may undermine customer confidence as well as the confidence of government agencies that regulate our offerings. Such perceived vulnerabilities could also seriously harm our business by tarnishing our reputation and brand and/or limiting the adoption of our products and services and could cause our stock price to decline.
A cybersecurity incident affecting the third parties we rely on, could expose us or our customers to a risk of loss or misuse of confidential information and significantly damage our reputation.
We depend on a number of third parties, including vendors, developers and partners who are critical to our business. We or our customers may grant access to customer data to these third parties to help deliver customer benefits, or to host certain of our and our customers' sensitive and personal data. In addition, we share sensitive, nonpublic business information (including, for example, materials relating to financial, business and legal strategies) with other vendors in the ordinary course of business.
While we conduct background checks of our workforce, conduct reviews of partners, developers and vendors and use commercially available technologies to limit access to systems and data, it is possible that one or more of these individuals or third parties may misrepresent their intended use of data or may circumvent our controls, resulting in accidental or intentional disclosure or misuse of our customers’ or employees’ data. Further, while we conduct due diligence on these third parties with respect to their security and business controls, we may not have the ability to effectively monitor or oversee the

Intuit Fiscal 2018 Form 10-K	16

Tables of Contents

implementation of these control measures. Individuals or third parties may be able to circumvent these security and business controls and/or exploit vulnerabilities that may exist in these controls, resulting in the disclosure or misuse of sensitive business and personal customer or employee information and data.
A security incident involving third parties whom we rely on may have serious negative consequences for our businesses, including disclosure of sensitive customer or employee data, or confidential or competitively sensitive information regarding our business, including intellectual property and other proprietary data; make our products more vulnerable to fraudulent activity; cause temporary or sustained unavailability of our software and systems; result in possible litigation, fines, penalties and damages; result in loss of customer confidence; cause material harm to our reputation and brands; lead to further regulation and oversight by federal or state agencies; cause adverse financial condition; and result in a reduced stock price.
Concerns about the current privacy and cybersecurity environment, generally, could deter current and potential customers from adopting our products and services and damage our reputation.
The continued occurrence of cyberattacks and data breaches on governments, businesses and consumers in general, indicates that we operate in an external environment where cyberattacks and data breaches are becoming increasingly common. If the global cybersecurity environment worsens, and there are increased instances of security breaches of third-party offerings where consumers’ data and sensitive information is compromised, consumers may be less willing to use online offerings, particularly offerings like ours in which customers often share sensitive financial data. In addition, the increased availability of data obtained as a result of breaches of third-party offerings could make our own products more vulnerable to fraudulent activity. Even if our products are not affected directly by such incidents, they could damage our reputation and deter current and potential customers from adopting our products and services or lead customers to cease using online and connected software products to transact financial business altogether.
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
Our operations process a significant volume and dollar value of transactions on a daily basis, especially in our payroll and payments businesses. Despite our efforts to ensure that effective processing systems and controls are in place to handle transactions appropriately, it is possible that we may make errors or that funds may be misappropriated due to fraud. The systems supporting our business are comprised of multiple technology platforms that are sometimes difficult to scale. If we are unable to effectively manage our systems and processes, or if there is an error in our products, we may be unable to process customer data in an accurate, reliable and timely manner, which may harm our reputation, the willingness of customers to use our products, and our financial results. In our payments processing service business, if merchants for whom we process payment transactions are unable to pay refunds due to their customers in connection with disputed or fraudulent merchant transactions, we may be required to pay those amounts and our payments may exceed the amount of the customer reserves we have established to make such payments.
Business interruption or failure of our information technology and communication systems may impair the availability of our products and services, which may damage our reputation and harm our future financial results.
Our reputation and ability to attract, retain and serve our customers is dependent upon the reliable performance of our products and our underlying technical infrastructure. As we continue to grow our online services, we become more dependent on the continuing operation and availability of our information technology and communications systems and those of our external service providers, including, for example, third-party Internet-based or cloud computing services. We do not have redundancy for all of our systems, and our disaster recovery planning may not account for all eventualities. We have designed a significant portion of our software and computer systems to utilize data processing and storage capabilities provided by

Intuit Fiscal 2018 Form 10-K	17

Tables of Contents

Amazon Web Services (AWS). If AWS is unavailable to us for any reason, our customers may not be able to access certain of our cloud products or features, which could significantly impact our operations, business, and financial results.
Failure of our systems or those of our third-party service providers, may result in interruptions in our service and loss of data or processing capabilities, all of which may cause a loss in customers, refunds of product fees, material harm to our reputation and operating results.
Our tax businesses must effectively handle extremely heavy customer demand during critical peak periods from January until April of each year. We face significant risks in maintaining adequate service levels during these peak periods when we derive a substantial portion of our overall revenue from the tax businesses. Any interruptions in our online tax preparation or electronic filing service at any time during the tax season, particularly during a peak period, could result in significantly decreased revenue, lost customers, unexpected refunds of customer charges, negative publicity and increased operating costs, any of which could significantly harm our business, financial condition and results of operations.
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
We rely on our network and data center infrastructure and internal technology systems for many of our development, marketing, operational, support, sales, accounting and financial reporting activities. We are continually investing resources to update and improve these systems and environments in order to meet existing needs, as well as the growing and changing requirements of our business and customers. If we experience prolonged delays or unforeseen difficulties in updating and upgrading our systems and architecture, we may experience outages and may not be able to deliver certain offerings and develop new offerings and enhancements that we need to remain competitive. Such improvements and upgrades are often complex, costly and time consuming. In addition, such improvements can be challenging to integrate with our existing technology systems, or may uncover problems with our existing technology systems. Unsuccessful implementation of hardware or software updates and improvements could result in outages, disruption in our business operations, loss of revenue or damage to our reputation.
If we are unable to develop, manage and maintain critical third-party business relationships, our business may be adversely affected.
Our growth is increasingly dependent on the strength of our business relationships and our ability to continue to develop, manage and maintain new and existing relationships with third party partners. We rely on various third-party partners, including software and service providers, suppliers, vendors, manufacturers, distributors, accountants, contractors, financial institutions, core processors, licensing partners and development partners, among others, in many areas of our business in order to deliver our offerings and operate our business. We also rely on third parties to support the operation of our business by maintaining our physical facilities, equipment, power systems and infrastructure. In certain instances, these third-party relationships are sole source or limited source relationships and can be difficult to replace or substitute depending on the level of integration of the third party’s products or services into, or with, our offerings and/or the general availability of such third party’s products and services. In addition, there may be few or no alternative third-party providers or vendors in the market. Further, there can be no assurance that we will be able to adequately retain third-party contractors engaged to help us operate our business. The failure of third parties to provide acceptable and high quality products, services and technologies or to update their products, services and technologies may result in a disruption to our business operations and our customers, which may reduce our revenues and profits, cause us to lose customers and damage our reputation. Alternative arrangements and services may not be available to us on commercially reasonable terms or at all, or we may experience business interruptions upon a transition to an alternative partner.
Although we have strict standards for our suppliers and business partners to comply with the law and company policies regarding workplace and employment practices, data use and security, environmental compliance, intellectual property licensing and other applicable regulatory and compliance requirements, we cannot control their day-to-day practices. If any of them violate laws or implement practices regarded as unethical, we could experience supply chain disruptions, canceled orders, terminations of or damage to key relationships, and damage to our reputation.

Intuit Fiscal 2018 Form 10-K	18

Tables of Contents

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
We increasingly utilize the distribution platforms of third parties like Apple’s App Store and Google’s Play Store for the distribution of certain of our product offerings. Although we benefit from the strong brand recognition and large user base of these distribution platforms to attract new customers, the platform owners have wide discretion to change the pricing structure, terms of service and other policies with respect to us and other developers. Any adverse changes by these third parties could adversely affect our financial results.
Because competition for our key employees is intense, we may not be able to attract, retain and develop the highly skilled employees we need to support our planned growth.
Much of our future success depends on the continued service and availability of skilled personnel, including members of our executive team, and those in technical and other key positions. Experienced personnel in the software, mobile technologies, data science, data security, and software as a service industries are in high demand and competition for their talents is intense, especially in California and India, where the majority of our employees are located. Also, as we strive to continue to adapt to technological change and introduce new and enhanced products and business models, we must be able to secure, maintain and develop the right quality and quantity of engaged and committed talent. The incentives we have available to attract, retain, and motivate employees provided by our equity awards may become less effective, and if we were to issue significant equity to attract additional employees, the ownership of our existing stockholders would be diluted. Although we strive to be an employer of choice, we may not be able to continue to successfully attract, retain and develop key personnel, which may cause our business to suffer.
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

•	difficulties in developing, staffing, and simultaneously managing a large number of varying foreign operations as a result of distance, language, and cultural differences;

•	stringent local labor laws and regulations;

•	credit risk and higher levels of payment fraud;

Intuit Fiscal 2018 Form 10-K	19

Tables of Contents

•	profit repatriation restrictions, and foreign currency exchange restrictions;

•	geopolitical events, including natural disasters, acts of war and terrorism;

•	import or export regulations;

•	compliance with U.S. laws such as the Foreign Corrupt Practices Act, and local laws prohibiting corrupt payments to government officials;

•	antitrust and competition regulations;

•	potentially adverse tax developments;

•	economic uncertainties relating to European sovereign and other debt;

•	trade barriers and changes in trade regulations;

•	political or social unrest, economic instability, repression, or human rights issues; and

•	risks related to other government regulation or required compliance with local laws.
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
LEGAL AND COMPLIANCE RISKS
Legal and compliance risks arise from change in the government and regulatory environment, including complex and evolving regulations relating privacy and data security; potential litigation; regulatory inquiries and intellectual property infringement claims.
Increased government regulation of our businesses, or changes to existing regulations, may harm our operating results.
The Company is subject to federal, state and local laws and regulations that affect the Company’s activities, including, without limitation, areas of labor, advertising, tax, financial services, data privacy and security, digital content, consumer protection, real estate, billing, e-commerce, promotions, quality of services, intellectual property ownership and infringement, import and export requirements, anti-corruption, foreign exchange controls and cash repatriation restrictions, anti-competition, environmental, health and safety. There have been significant new regulations and heightened focus by the government on many of these areas, as well as in areas such as insurance and privacy. As we expand our products and services and revise our business models, both domestically and internationally, we may become subject to additional government regulation or increased regulatory scrutiny. Further, regulators (both in the U.S. and in other jurisdictions in which we operate) may adopt new laws or regulations, change existing regulations, or their interpretation of existing laws or regulations may differ from ours.
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
We are also subject to certain laws and regulations in the U.S. and other jurisdictions relating to electronic funds transfer, money transmission, lending and other regulated activities. In the event laws governing regulated activities change or expand, we may be subject to additional compliance costs.

Intuit Fiscal 2018 Form 10-K	20

Tables of Contents

Complex and evolving U.S. and international laws and regulation regarding privacy and data protection could result in claims, changes to our business practices, penalties, increased cost of operations or otherwise harm our business.
Regulations related to the provision of online services is evolving as federal, state and foreign governments continue to adopt new, or modify existing laws and regulations addressing data privacy and the collection, processing, storage, transfer and use of data. This includes, for example, the EU's new regulation, the General Data Protection Regulation (GDPR) and the new California Consumer Protection Act (CCPA), which will become effective on January 1, 2020. In our efforts to meet the GDPR, CCPA and other data privacy regulations, we have made and continue to make certain operational changes to our products and business practices. If we are unable to engineer products that meet these evolving requirements or help our customers meet their obligations under these or other new data regulations, we might experience reduced demand for our offerings. Further, penalties for non-compliance with these laws may be significant.
In addition, there are global privacy treaties and frameworks that have created compliance uncertainty and increased complexity. For example, the European Commission and the Swiss Government approved the EU-U.S. and Swiss-U.S. Privacy Shield frameworks, respectively, that provide a mechanism for companies to legally transfer personal data from the EU and Switzerland to the U.S. However, these frameworks as well as other personal data transfer mechanisms face a number of legal challenges, both by regulators and private parties. A change in these transfer mechanisms could cause us to incur costs or require us to change our business practices in a manner adverse to our business.
Other governmental authorities throughout the U.S. and around the world are considering similar types of legislative and regulatory proposals concerning data protection. Each of these privacy, security and data protection laws and regulations could impose significant limitations, require changes to our business, require notification to customers or workers of a security breach, restrict our use or storage of personal information, or cause changes in customer purchasing behavior which may make our business more costly, less efficient or impossible to conduct, and may require us to modify our current or future products or services, which may make customers less likely to purchase our products and may harm our future financial results. Additionally, any actual or alleged noncompliance with these laws and regulations could result in negative publicity and subject us to investigations, claims or other remedies, including demands that we modify or cease existing business practices, and expose us to significant fines, penalties and other damages. We have incurred, and may continue to incur, significant expenses to comply with existing privacy and security standards and protocols imposed by law, regulation, industry standards or contractual obligations.
We are frequently a party to litigation and regulatory inquiries which could result in an unfavorable outcome and have an adverse effect on our business, financial condition, results of operation and cash flows.
We are subject to various legal proceedings (including class action lawsuits), claims and regulatory inquiries that have arisen out of the ordinary conduct of our business and are not yet resolved and additional claims and inquiries may arise in the future. The number and significance of these claims and inquiries may increase as our businesses evolve. Any proceedings, claims or inquiries initiated by or against us, whether successful or not, may be time consuming; result in costly litigation, damage awards, consent decrees, injunctive relief or increased costs of business; require us to change our business practices or products; require significant amounts of management time; result in diversion of significant operations resources; or otherwise harm our business and future financial results. For further information about specific litigation, see Item 3, “Legal Proceedings”.
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
The laws relating to the liability of online services companies for information such as online content disseminated through their services are subject to frequent challenges. In spite of settled law in the U.S., claims are made against online services companies by parties who disagree with the content. Where our online content is accessed on the internet outside of the U.S., challenges may be brought under foreign laws which do not provide the same protections for online services companies as in the U.S. These challenges in either U.S. or foreign jurisdictions may give rise to legal claims alleging defamation, libel, invasion

Intuit Fiscal 2018 Form 10-K	21

Tables of Contents

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
FINANCIAL RISKS
Financial risks relate to our ability to meet financial obligations and mitigate exposure to financial impacts to our businesses or our offerings. Financial risks arise from the following: seasonality; excessive product returns; unanticipated changes in income tax rates; adverse global macro-economic conditions; credit risks; fluctuations in our net income; indebtedness; and the fluctuation of our stock price.
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
If actual customer refunds for our offerings exceed the amount we have reserved our future financial results may be harmed.
Like many software companies we refund customers for product returns and subscription cancellations. We establish reserves against revenue in our financial statements based on estimated customer refunds. We closely monitor this refund activity in an effort to maintain adequate reserves. In the past, customer refunds have not differed significantly from these reserves. However, if we experience actual customer refunds that significantly exceed the amount we have reserved, it may result in lower net revenue.
Unanticipated changes in our income tax rates or other indirect tax may affect our future financial results.
Our future effective income tax rates may be favorably or unfavorably affected by unanticipated changes in the valuation of our deferred tax assets and liabilities, by changes in our stock price, or by changes in tax laws or their interpretation, including the recently passed the Tax Cuts and Jobs Act (2017 Tax Act). The 2017 Tax Act introduces significant changes to U.S. income tax law. Accounting for the income tax effects of the 2017 Tax Act requires significant judgments and estimates as well as accumulation of information not previously provided for in U.S. tax law. As additional regulatory guidance is issued by the applicable taxing authorities, our analysis may change, which could materially affect our tax obligations and effective tax rate. Further, foreign governments may enact tax laws in response to the 2017 Tax Act that could result in further changes to global taxation and materially affect our financial position and results of operations. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. These continuous examinations may result in unforeseen tax-related liabilities, which may harm our future financial results.

An increasing number of states and foreign jurisdictions have adopted laws or administrative practices, that impose new taxes on all or a portion of gross revenue or other similar amounts or impose additional obligations to collect transaction taxes such as sales, consumption, value added, or similar taxes. We may not have sufficient lead time to build systems and processes to collect these taxes properly, or at all. Failure to comply with such laws or administrative practices, or a successful assertion by such states or foreign jurisdictions requiring us to collect taxes where we do not, could result in tax liabilities, including for past sales, as well as penalties and interest.
Adverse global economic conditions could harm our business and financial condition.
Adverse macroeconomic developments could negatively affect our business and financial condition. Adverse global economic events have caused, and could, in the future, cause disruptions and volatility in global financial markets and increased rates of default and bankruptcy, and could impact consumer and small business spending. While we have historically performed well in economic downturns, there is no guarantee that we would continue to perform well in future adverse macroeconomic conditions. In particular, because the majority of our revenue is derived from sales within the U.S., economic conditions in the U.S. have an even greater impact on us than companies with a more diverse international presence. Challenging economic times could cause potential new customers not to purchase or to delay purchasing our products and services, and could cause our existing customers to discontinue purchasing or delay upgrades of our existing products and services, thereby negatively impacting our revenues and future financial results. Decreased consumer spending levels could also reduce credit and debit

Intuit Fiscal 2018 Form 10-K	22

Tables of Contents

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

We provide capital to small businesses, which exposes us to credit risk, and may cause us material financial or reputational harm.
We provide capital to qualified small businesses, which exposes us to the risk of our borrowers’ inability to repay such loans. Further, our credit decisioning, pricing, loss forecasting and scoring models used to evaluate loan applications may contain errors or may not adequately assess creditworthiness of our borrowers, or may be otherwise ineffective, resulting in incorrect approvals or denials of loans. It is also possible that loan applicants could provide false or incorrect information. While we have not incurred any material losses to date, if any of the foregoing events were to occur, our reputation and relationships with borrowers, and our financial results, could be harmed.
Amortization of acquired intangible assets and impairment charges may cause significant fluctuation in our net income.
Our acquisitions have resulted in significant expenses, including amortization and impairment of acquired technology and other acquired intangible assets, and impairment of goodwill. Total costs and expenses in these categories were $21 million in fiscal 2018; $14 million in fiscal 2017; and $34 million in fiscal 2016. Although under current accounting rules goodwill is not amortized, we may incur impairment charges related to the goodwill already recorded and to goodwill arising out of future acquisitions. We test the impairment of goodwill annually in our fourth fiscal quarter or more frequently if indicators of impairment arise. The timing of the formal annual test may result in charges to our statement of operations in our fourth fiscal quarter that may not have been reasonably foreseen in prior periods. At July 31, 2018, we had $1.6 billion in goodwill and $61 million in net acquired intangible assets on our balance sheet, both of which may be subject to impairment charges in the future. New acquisitions, and any impairment of the value of acquired intangible assets, may have a significant negative impact on our future financial results.
We have $438 million in debt outstanding under the term loan and may incur other debt in the future, which may adversely affect our financial condition and future financial results.
On February 1, 2016, we entered into a master credit agreement with certain institutional lenders for a new five-year credit facility in an aggregate principal amount of $1.5 billion. The master credit agreement includes a $500 million unsecured term loan and a $1 billion unsecured revolving credit facility that will expire on February 1, 2021. As of July 31, 2018, $438 million was outstanding on the term loan and no amounts were outstanding under the revolving credit facility. We may use the proceeds of any advances against the credit facility for general corporate purposes, including future acquisitions and share repurchases.
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

Intuit Fiscal 2018 Form 10-K	23

Tables of Contents

We cannot guarantee that our share repurchase program will be fully consummated or that it will enhance long-term stockholder value.
We have a stock repurchase program under which we are authorized to repurchase our common stock. The repurchase programs do not have an expiration date and we are not obligated to repurchase a specified number or dollar value of shares. Our repurchase programs may be suspended or terminated at any time and, even if fully implemented, may not enhance long-term stockholder value. Also, the amount, timing, and execution of our stock repurchase programs may fluctuate based on our priorities for the use of cash for other purposes and because of changes in cash flows, tax laws, and the market price of our common stock.
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

ITEM 1B - UNRESOLVED STAFF COMMENTS
None.

ITEM 2 - PROPERTIES
Our principal locations, their purposes, and the expiration dates for the leases on facilities at those locations as of July 31, 2018 are shown in the table below. We have renewal options on many of our leases.

Location	Purpose	Approximate Square Feet	Principal Lease Expiration Dates

Mountain View, California	Corporate headquarters and principal offices for Small Business & Self-Employed segment	487,000	2024 - 2026
Mountain View, California	Corporate headquarters and principal offices for Small Business & Self-Employed segment	225,000	Owned
San Diego, California	Principal offices for Consumer segment	466,000	Owned
Bangalore, India	Principal offices for Intuit India	427,000	2020 - 2022
Woodland Hills, California	Principal offices for Small Business & Self-Employed payment solutions business	221,000	2018 - 2021
Menlo Park, California	Subleased office space	210,000	2025
San Francisco, California	General office space	202,000	2025
Plano, Texas	Principal offices for Strategic Partner segment and data center	166,000	2026
We also lease or own facilities in a number of smaller domestic locations and lease facilities internationally in Canada, the United Kingdom, Singapore, Australia, Israel, and several other locations. We believe our facilities are suitable and adequate for our current and near-term needs, and that we will be able to locate additional facilities as needed. See Note 9 to the financial statements in Item 8 of this Annual Report for more information about our lease commitments.

Intuit Fiscal 2018 Form 10-K	24

Tables of Contents

ITEM 3 - LEGAL PROCEEDINGS
In fiscal 2015 Intuit was contacted by certain state and federal regulatory authorities in connection with inquiries regarding an increase during the 2015 tax season in attempts by criminals using stolen identity information to file fraudulent tax returns and claim refunds. Intuit provided information in response to those inquiries and now believes those inquiries are resolved.
A consolidated putative class action lawsuit was filed by individuals who claim to have suffered damages in connection with the 2015 events. On May 23, 2018, the parties reached a settlement in principle of this matter, which is subject to preliminary and final approval by the court. On August 23, 2018, the parties filed a motion for preliminary approval of the settlement. A preliminary approval hearing is scheduled to be heard on October 4, 2018. The terms of the proposed settlement are not material to our consolidated financial statements. In the event the settlement does not receive final approval by the court, the litigation may resume and we may not be able to predict the outcome of such lawsuit. We continue to believe that the allegations in this lawsuit are without merit.
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

ITEM 4 - MINE SAFETY DISCLOSURES
None.

Intuit Fiscal 2018 Form 10-K	25

Tables of Contents

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information for Common Stock
Intuit’s common stock is quoted on the Nasdaq Global Select Market under the symbol “INTU.” The following table shows the range of high and low sale prices reported on the Nasdaq Global Select Market for the periods indicated. The closing price of Intuit’s common stock on August 24, 2018 was $216.63.

	High	Low
Fiscal year ended July 31, 2017
First quarter	$114.06	$106.34
Second quarter	120.55	103.22
Third quarter	128.45	111.90
Fourth quarter	143.81	124.22

Fiscal year ended July 31, 2018
First quarter	$153.86	$133.60
Second quarter	170.59	150.55
Third quarter	188.56	150.43
Fourth quarter	219.46	183.02
Stockholders
As of August 24, 2018 we had approximately 440 record holders and approximately 228,000 beneficial holders of our common stock.
Dividends
We declared and paid quarterly cash dividends that totaled $1.56 per share of outstanding common stock or $407 million during fiscal 2018; $1.36 per share of outstanding common stock or $353 million during fiscal 2017; and $1.20 per share of outstanding common stock or $318 million during fiscal 2016. In August 2018 our Board of Directors declared a quarterly cash dividend of $0.47 per share of outstanding common stock payable on October 18, 2018 to stockholders of record at the close of business on October 10, 2018. We currently expect to continue to pay comparable cash dividends on a quarterly basis in the future; however, future declarations of dividends and the establishment of future record dates and payment dates are subject to the final determination of our Board of Directors.
Recent Sales of Unregistered Securities
None.

Intuit Fiscal 2018 Form 10-K	26

Tables of Contents

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Stock repurchase activity during the three months ended July 31, 2018 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans

May 1, 2018 through May 31, 2018	—	$—	—	$1,249,190,341
June 1, 2018 through June 30, 2018	—	$—	—	$1,249,190,341
July 1, 2018 through July 31, 2018	—	$—	—	$1,249,190,341
Total	—	$—	—
Note: On August 19, 2016 we announced a plan under which we are authorized to repurchase up to $2 billion of our common stock. At July 31, 2018, authorization from our Board of Directors to expend up to $1.2 billion remained available under that plan. On August 21, 2018, our Board approved a new stock repurchase program under which we are authorized to repurchase up to an additional $2 billion of our common stock, bringing the total authorization to $3.2 billion.

Intuit Fiscal 2018 Form 10-K	27

Tables of Contents

Company Stock Price Performance
The graph below compares the cumulative total stockholder return on Intuit common stock for the last five full fiscal years with the cumulative total returns on the S&P 500 Index and the Morgan Stanley Technology Index for the same period. The graph assumes that $100 was invested in Intuit common stock and in each of the other indices on July 31, 2013 and that all dividends were reinvested. The comparisons in the graph below are based on historical data – with Intuit common stock prices based on the closing price on the dates indicated – and are not intended to forecast the possible future performance of Intuit’s common stock.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Intuit Inc., the S&P 500 Index,
and Morgan Stanley Technology Index
*$100 invested on 7/31/13 in stock or index, including reinvestments of dividends.
Fiscal year ending July 31.

Copyright© 2018 Standard and Poor’s, a division of S&P Global. All rights reserved.

	July 31, 2013	July 31, 2014	July 31, 2015	July 31, 2016	July 31, 2017	July 31, 2018
Intuit Inc.	$100.00	$129.56	$168.99	$179.46	$224.43	$337.16
S&P 500	$100.00	$116.94	$130.05	$137.35	$159.38	$185.26
Morgan Stanley Technology Index	$100.00	$128.42	$144.43	$161.79	$206.73	$272.62

Intuit Fiscal 2018 Form 10-K	28

Tables of Contents

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
In fiscal 2014, fiscal 2015, and fiscal 2018 we acquired several companies and we have included the results of operations for each of them in our consolidated results of operations from their respective dates of acquisition.
In fiscal 2014 we completed the sales of our Intuit Financial Services and Intuit Health businesses. In fiscal 2016 we completed the sales of our Demandforce, QuickBase, and Quicken businesses. We accounted for all of these businesses as discontinued operations and have therefore reclassified our statements of operations for all periods presented below to reflect them as such. We have also reclassified our balance sheets for all periods presented below to reflect Intuit Financial Services, Demandforce, QuickBase, and Quicken as discontinued operations. The net assets of Intuit Health were not significant, so we have not reclassified our balance sheets for any period presented below to reflect them as discontinued operations.
To better understand the information in these tables, investors should read “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Annual Report, and the financial statements and related notes in Item 8 of this Annual Report, especially Note 7, “Discontinued Operations.”

Consolidated Statement of Operations Data	Fiscal
(In millions, except per share amounts)	2018	2017	2016	2015	2014

Total net revenue	$5,964	$5,177	$4,694	$4,192	$4,243
Total costs and expenses	4,467	3,782	3,452	3,454	2,943
Operating income from continuing operations	1,497	1,395	1,242	738	1,300

Total share-based compensation expense included in total costs and expenses	382	326	278	242	186

Net income from continuing operations	1,211	971	806	413	853
Net income (loss) from discontinued operations	—	—	173	(48)	54
Net income	1,211	971	979	365	907

Net income per common share:
Basic net income per share from continuing operations	$4.72	$3.78	$3.08	$1.47	$2.99
Basic net income (loss) per share from discontinued operations	—	—	0.65	(0.17)	0.19
Basic net income per share	$4.72	$3.78	$3.73	$1.30	$3.18

Diluted net income per share from continuing operations	$4.64	$3.72	$3.04	$1.45	$2.94
Diluted net income (loss) per share from discontinued operations	—	—	0.65	(0.17)	0.18
Diluted net income per share	$4.64	$3.72	$3.69	$1.28	$3.12

Dividends declared per common share	$1.56	$1.36	$1.20	$1.00	$0.76

Intuit Fiscal 2018 Form 10-K	29

Tables of Contents

Consolidated Balance Sheet Data	At July 31,
(In millions)	2018	2017	2016	2015	2014

Cash, cash equivalents and investments	$1,716	$777	$1,080	$1,697	$1,914
Long-term investments	13	31	28	27	31
Working capital (deficit)	288	(529)	(637)	816	1,200
Total assets	5,178	4,068	4,250	4,968	5,201
Short-term debt	50	50	512	—	—
Long-term debt	388	438	488	500	499
Other long-term obligations	123	130	146	172	166
Total stockholders’ equity	2,354	1,354	1,161	2,332	3,078

Intuit Fiscal 2018 Form 10-K	30

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
You should read this MD&A in conjunction with the financial statements and related notes in Item 8 of this Annual Report. In fiscal 2018 we acquired TSheets.com LLC, Exactor, Inc., and Applatix, Inc. We have included their results of operations in our consolidated results of operations from the dates of acquisitions.
In August 2017, we aligned our segment reporting for fiscal 2018 with our core customers and business partners. The Consumer Ecosystem offering moved from the Small Business segment into the Consumer Tax segment. The company also renamed the Small Business, Consumer Tax, and ProConnect segments as the Small Business & Self-Employed, Consumer, and Strategic Partner segments, respectively. The Strategic Partner segment will continue to manage our professional tax offerings. We have reclassified certain amounts related to our reportable segments previously reported in our financial statements to conform to the current presentation. See Note 14 to the financial statements in Item 8 of this Annual Report for more information.
In fiscal 2016 we completed the sales of our Demandforce, QuickBase, and Quicken businesses. We have reclassified our statements of operations for fiscal 2016 to reflect all of these businesses as discontinued operations. Because the cash flows of these discontinued operations were not material , we have not segregated them on our statements of cash flows. See “Results of Operations – Non-Operating Income and Expense – Discontinued Operations” later in this Item 7 for more information. Unless otherwise noted, the following discussion pertains to our continuing operations.

EXECUTIVE OVERVIEW
This overview provides a high level discussion of our operating results and some of the trends that affect our business. We believe that an understanding of these trends is important in order to understand our financial results for fiscal 2018 as well as our future prospects. This summary is not intended to be exhaustive, nor is it a substitute for the detailed discussion and analysis provided elsewhere in this Annual Report on Form 10-K.

Industry Trends and Seasonality
Industry Trends
The rapid expansion of cloud-based services is creating a more dynamic and highly competitive software industry. High availability and speed of service are reshaping customer expectations around the world. These shifts are accelerating product introductions and enhancements. Among cloud-based service companies, free business models and micro-job solutions are also becoming more prevalent within the industry. Personalization and data-driven insights, augmented by artificial intelligence and machine learning, are transforming the way that people manage their financial lives.
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

Intuit Fiscal 2018 Form 10-K	31

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
As we offer more online services, the ongoing operation and availability of our platforms and systems and those of our external service providers is becoming increasingly important. Because we help customers manage their financial lives, we face risks associated with the hosting, collection, use, and retention of personal customer information and data. We are investing significant management attention and resources in our information technology infrastructure and in our privacy and security capabilities, and we expect to continue to do so in the future.
For our consumer and professional tax offerings, we have implemented additional security measures and are continuing to work with state and federal governments to share information regarding suspicious filings. We continue to invest in security measures and to work with the broader industry and government to protect our customers against this type of fraud.
For a complete discussion of the most significant risks and uncertainties affecting our business, please see “Forward-Looking Statements” immediately preceding Part 1 and “Risk Factors” in Item 1A of Part I of this Report.

Overview of Financial Results
The most important financial indicators that we use to assess our business are revenue growth for the company as a whole, for each reportable segment, and for product lines within each reportable segment; operating income growth and operating income margins for the company as a whole and for each reportable segment; earnings per share; and cash flow from operations. We also track certain non-financial drivers of revenue growth and, when material, identify them in the applicable discussions of segment results below. These non-financial drivers include, for example, customer growth and retention for all of our businesses. Online service offerings are a significant part of our business. Our total service and other revenue was $4.5 billion or 75% of our total revenue in fiscal 2018 and we expect our total service and other revenue to continue to grow in the future.
Key highlights for fiscal 2018 include the following:

Revenue of	Small Business & Self-Employed revenue of	Consumer revenue of
$6.0 B	$3.0 B	$2.5 B
up 15% from fiscal 2017	up 18% from fiscal 2017	up 14% from fiscal 2017

Operating income of	Net income of	Diluted net income per share of
$1.5 B	$1.2 B	$4.64
up 7% from fiscal 2017	up 25% from fiscal 2017	up 25% from fiscal 2017

Intuit Fiscal 2018 Form 10-K	32

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

Intuit Fiscal 2018 Form 10-K	33

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
As described in “Description of Business and Summary of Significant Accounting Policies – Goodwill, Acquired Intangible Assets and Other Long-Lived Assets,” in Note 1 to the financial statements in Item 8 of this Annual Report, in order to estimate the fair value of goodwill we use a weighted combination of a discounted cash flow model (known as the income approach) and comparisons to publicly traded companies engaged in similar businesses (known as the market approach). The income approach requires us to use a number of assumptions, including market factors specific to the business, the amount and timing of estimated future cash flows to be generated by the business over an extended period of time, long-term growth rates for the business, and a rate of return that considers the relative risk of achieving the cash flows and the time value of money. We evaluate cash flows at the reporting unit level. Although the assumptions we use in our discounted cash flow model are consistent with the assumptions we use to generate our internal strategic plans and forecasts, significant judgment is required to estimate the amount and timing of future cash flows from each reporting unit and the relative risk of achieving those cash flows. When using the market approach, we make judgments about the comparability of publicly traded companies engaged in similar businesses. We base our judgments on factors such as size, growth rates, profitability, risk, and return on investment. We also make judgments when adjusting market multiples of revenue, operating income, and earnings for these companies to reflect their relative similarity to our own businesses. We had a total of $1.6 billion in goodwill on our balance sheet at July 31, 2018. See Note 5 to the financial statements in Item 8 of this Annual Report for a summary of goodwill by reportable segment.
We estimate the recoverability of acquired intangible assets and other long-lived assets that have finite useful lives by comparing the carrying amount of the asset to the future undiscounted cash flows that we expect the asset to generate. In order to estimate the fair value of those assets, we estimate the present value of future cash flows from those assets. The key assumptions that we use in our discounted cash flow model are the amount and timing of estimated future cash flows to be generated by the asset over an extended period of time and a rate of return that considers the relative risk of achieving the cash flows and the time value of money. Significant judgment is required to estimate the amount and timing of future cash flows and the relative risk of achieving those cash flows. We also make judgments about the remaining useful lives of acquired intangible assets and other long-lived assets that have finite lives. We had a total of $61 million in net acquired intangible assets on our balance sheet at July 31, 2018.
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
During the fourth quarters of fiscal 2018, fiscal 2017, and fiscal 2016 we performed our annual goodwill impairment tests. Using the methodology described in “Description of Business and Summary of Significant Accounting Policies – Goodwill, Acquired Intangible Assets and Other Long-Lived Assets,” in Note 1 to the financial statements in Item 8 of this Annual Report, we determined that the estimated fair values of all of our reporting units exceeded their carrying values and that they were not impaired. In addition, during this analysis we concluded that the estimated fair values of all of our reporting units substantially exceeded their carrying values.
Accounting for Share-Based Compensation Plans
At July 31, 2018, there was $882 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all equity compensation plans which we will amortize to expense in the future. We expect to recognize that cost over a weighted average vesting period of 2.7 years.
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

Intuit Fiscal 2018 Form 10-K	34

Tables of Contents

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
At July 31, 2018, we had net deferred tax assets of $80 million which included a valuation allowance of $93 million for loss and tax credit carryforwards related to state research and experimentation tax credits, foreign losses, and state operating and capital losses. We recorded the valuation allowance to reflect uncertainties about whether we will be able to utilize some of our deferred tax assets before they expire. While we believe our current valuation allowance is sufficient, we could in the future be required to increase the valuation allowance to take into account additional deferred tax assets that we may be unable to realize. We assess the need for an adjustment to the valuation allowance on a quarterly basis. The assessment is based on our estimates of future sources of taxable income for the jurisdictions in which we operate and the periods over which our deferred tax assets will be realizable. See Note 10 to the financial statements in Item 8 of this Annual Report for more information.
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

Intuit Fiscal 2018 Form 10-K	35

Tables of Contents

The Tax Cuts and Jobs Act significantly changes existing U.S. tax law and includes numerous provisions that affect our business. See Note 10 to the financial statements in Item 8 of this Annual Report for more information.

RESULTS OF OPERATIONS

Financial Overview

(Dollars in millions, except per share amounts)	Fiscal 2018	Fiscal 2017	Fiscal 2016	2018-2017 % Change	2017-2016 % Change
Total net revenue	$5,964	$5,177	$4,694	15%	10%
Operating income from continuing operations	1,497	1,395	1,242	7%	12%
Net income from continuing operations	1,211	971	806	25%	20%
Diluted net income per share from continuing operations	$4.64	$3.72	$3.04	25%	22%
Fiscal 2018 Compared with Fiscal 2017
Total net revenue increased $787 million or 15% in fiscal 2018 compared with fiscal 2017. Our Small Business & Self-Employed segment revenue increased 18% due to growth in the Online Ecosystem driven by customer acquisition. Our Consumer segment revenue increased 14% due to a higher average revenue per customer, growth in TurboTax federal units, and a shift in mix to our higher end product offerings. See “Segment Results” later in this Item 7 for more information.
Operating income from continuing operations increased 7% in fiscal 2018 compared with fiscal 2017. The increase was due to the higher revenue described above partially offset by higher costs for staffing, advertising and other marketing programs, outside services, and share-based compensation. We also recorded a $79 million loss related to the sale of our data center in Quincy, Washington in the 2018 period.
Net income from continuing operations increased 25% in fiscal 2018 compared with fiscal 2017 due to the increase in operating income described above and a lower effective tax rate in fiscal 2018 as a result of the Tax Cuts and Jobs Act (2017 Tax Act). The net income for fiscal 2018 includes tax benefits related to share-based compensation and the reorganization of a subsidiary during the year which were partially offset by a charge related to the re-measurement of our deferred tax asset balances as a result of the enactment of the 2017 Tax Act. See Note 10 to the financial statements in Item 8 of this Annual Report for more information. Diluted net income per share increased 25% to $4.64, in line with the increase in net income.
Fiscal 2017 Compared with Fiscal 2016
Total net revenue increased $483 million or 10% in fiscal 2017 compared with fiscal 2016. Revenue in our Small Business & Self-Employed segment increased 13% due to growth in Online Ecosystem revenue and the impact of the changes to our QuickBooks Desktop software products. Starting with the release of QuickBooks 2015 in the first quarter of fiscal 2015, and for all subsequent versions, we began delivering ongoing enhancements and certain connected services for our QuickBooks Desktop software products. We plan to continue to provide ongoing enhancements and certain connected services for all future versions of these offerings. As a result of these changes, we recognize revenue for these QuickBooks Desktop software products as services are provided over approximately three years. Revenue in our Consumer segment increased 9% due to growth in TurboTax federal units and a shift in mix to the higher end of our product lineup. Revenue in our Strategic Partner segment increased 2% to $437 million in fiscal 2017. See “Segment Results” later in this Item 7 for more information.
Operating income from continuing operations increased 12% in fiscal 2017 compared with fiscal 2016 due to the increase in revenue described above. Higher revenue was partially offset by higher costs and expenses for staffing, advertising and other marketing programs, and share-based compensation. See “Operating Expenses” later in this Item 7 for more information.
Net income from continuing operations increased 20% in fiscal 2017 compared with fiscal 2016 due to the increase in operating income and a lower effective tax rate in the fiscal 2017 period. See “Non-Operating Income and Expenses - Income Taxes” later in this Item 7 for more information. Diluted net income per share from continuing operations for fiscal 2017 increased 22% to $3.72 as a result of the increase in net income and the decline in weighted average diluted common shares compared with fiscal 2016.

Intuit Fiscal 2018 Form 10-K	36

Tables of Contents

Segment Results
The information below is organized in accordance with our three reportable segments. All of our segments operate and sell to customers primarily in the United States. International total net revenue was less than 5% of consolidated total net revenue for all periods presented.
Segment operating income is segment net revenue less segment cost of revenue and operating expenses. Segment expenses do not include certain costs, such as corporate selling and marketing, product development, general and administrative expenses and share-based compensation expenses, which are not allocated to specific segments. These unallocated costs totaled $1.62 billion in fiscal 2018, $1.32 billion in fiscal 2017, and $1.18 billion in fiscal 2016. Unallocated costs increased in fiscal 2018 compared with fiscal 2017 and in fiscal 2017 compared with fiscal 2016 due to increased corporate product development and selling and marketing expenses in support of the growth of our businesses and higher share-based compensation expenses. Segment expenses also do not include amortization of acquired technology, amortization of other acquired intangible assets, and goodwill and intangible asset impairment charges. See Note 14 to the financial statements in Item 8 of this Annual Report for reconciliations of total segment operating income to consolidated operating income from continuing operations for each fiscal year presented.
We calculate revenue growth rates and segment operating margin figures using dollars in thousands. Those results may vary slightly from figures calculated using the dollars in millions presented.

Intuit Fiscal 2018 Form 10-K	37

Tables of Contents

Small Business & Self-Employed

Small Business & Self-Employed segment product revenue is derived primarily from QuickBooks Desktop software products, including Desktop Pro, Desktop for Mac, Desktop Premier, and Enterprise; QuickBooks Basic Payroll and QuickBooks Enhanced Payroll; QuickBooks Point of Sale solutions; ProAdvisor Program memberships for the accounting professionals who serve small businesses; and financial supplies.
Small Business & Self-Employed segment service and other revenue is derived primarily from our QuickBooks Online and QuickBooks Self-Employed financial and business management offerings; QuickBooks Desktop Pro Plus, QuickBooks Desktop Premier Plus, and QuickBooks Enterprise with Hosting, our subscription offerings; QuickBooks Enterprise term licenses and QuickBooks technical support plans; small business payroll services, including QuickBooks Online Payroll, Intuit Online Payroll, QuickBooks Assisted Payroll, and Intuit Full Service Payroll; and payment processing services for small businesses.

(Dollars in millions)	Fiscal 2018	Fiscal 2017	Fiscal 2016	2018-2017 % Change	2017-2016 % Change
Product revenue	$854	$789	$709
Service and other revenue	2,140	1,750	1,512
Total segment revenue	$2,994	$2,539	$2,221	18%	14%
% of total revenue	50%	49%	47%

Segment operating income	$1,257	$1,072	$879	17%	22%
% of related revenue	42%	42%	40%
Fiscal 2018 Compared with Fiscal 2017
Revenue for our Small Business & Self-Employed segment increased $455 million or 18% in fiscal 2018 compared with fiscal 2017. The increase was primarily due to growth in Online Ecosystem revenue.
Online Ecosystem
Online Ecosystem revenue increased $340 million or 40% in fiscal 2018 compared with fiscal 2017. The revenue growth was driven by customer acquisition. At July 31, 2018 QuickBooks Online subscribers were 3.4 million, up 43% compared to July 31, 2017. Online Services revenue increased 24% due to customer growth in online payroll and payments.
Desktop Ecosystem
Desktop Ecosystem revenue increased $115 million or 7% in fiscal 2018 compared with fiscal 2017, driven by growth in QuickBooks Enterprise subscribers and average revenue per customer. QuickBooks Desktop units declined 15%.
Small Business & Self-Employed segment operating income increased 17% in fiscal 2018 compared with fiscal 2017 due to the higher revenue described above which was partially offset by higher expenses for staffing, advertising, and other marketing programs.

Intuit Fiscal 2018 Form 10-K	38

Tables of Contents

Fiscal 2017 Compared with Fiscal 2016
Revenue for our Small Business & Self-Employed segment increased $318 million or 14% in fiscal 2017 compared with fiscal 2016. The increase was primarily due to growth in Online Ecosystem revenue.
Online Ecosystem
Online Ecosystem revenue increased $196 million or 30% in fiscal 2017 compared with fiscal 2016. The revenue growth was driven by customer acquisition. At July 31, 2017 QuickBooks Online subscribers were 2.4 million, up 58% compared to July 31, 2016. Online Services revenue increased 17% due to customer growth in online payroll and payments.
Desktop Ecosystem
Desktop Ecosystem revenue increased $122 million or 8% in fiscal 2017 compared with fiscal 2016. In fiscal 2017, revenue from our QuickBooks Desktop software products and QuickBooks Desktop subscriptions increased 32% due to the impact of changes to our QuickBooks Desktop software products described in “Financial Overview” above, and to growth in QuickBooks Enterprise subscribers and average revenue per customer. QuickBooks Desktop units declined 8%.
Small Business & Self-Employed segment operating income increased 22% in fiscal 2017 compared with fiscal 2016 due to the higher revenue described above which was partially offset by higher expenses for staffing, advertising and other marketing programs, and outside services.

Intuit Fiscal 2018 Form 10-K	39

Tables of Contents

Consumer

Consumer segment product revenue is derived primarily from TurboTax desktop tax return preparation software.
Consumer segment service and other revenue is derived primarily from TurboTax Online tax return preparation services and electronic tax filing services, and also from our Mint and Turbo offerings.

(Dollars in millions)	Fiscal 2018	Fiscal 2017	Fiscal 2016	2018-2017 % Change	2017-2016 % Change
Product revenue	$237	$225	$226
Service and other revenue	2,280	1,976	1,819
Total segment revenue	$2,517	$2,201	$2,045	14%	8%
% of total revenue	42%	43%	44%

Segment operating income	$1,596	$1,395	$1,304	14%	7%
% of related revenue	63%	63%	64%
Fiscal 2018 Compared with Fiscal 2017
Revenue for our Consumer segment increased $316 million or 14% in fiscal 2018 compared with fiscal 2017 due to a higher average revenue per customer, a 4% growth in TurboTax federal units, and a shift in mix to our higher end product offerings.
Consumer segment operating income increased 14% in fiscal 2018 compared with fiscal 2017 due to the higher revenue described above which was partially offset by higher expenses including staffing, advertising, and other marketing programs.
Fiscal 2017 Compared with Fiscal 2016
Revenue for our Consumer segment increased $156 million or 8% in fiscal 2017 compared with fiscal 2016 due to 2% growth in TurboTax federal units and a shift in mix to the higher end of our product lineup.
Consumer segment operating income increased 7% in fiscal 2017 compared with fiscal 2016 due to the higher revenue described above which was partially offset by higher expenses for advertising and other marketing programs and staffing.

Intuit Fiscal 2018 Form 10-K	40

Tables of Contents

Strategic Partner

Strategic Partner segment product revenue is derived primarily from Lacerte, ProSeries, and ProFile desktop tax preparation software products.
Strategic Partner segment service and other revenue is derived primarily from ProConnect Tax Online tax return preparation, bank products, and related services that complement the tax return preparation process.

(Dollars in millions)	Fiscal 2018	Fiscal 2017	Fiscal 2016	2018-2017 % Change	2017-2016 % Change
Product revenue	$371	$362	$354
Service and other revenue	82	75	74
Total segment revenue	$453	$437	$428	4%	2%
% of total revenue	8%	8%	9%

Segment operating income	$281	$263	$268	6%	(2%)
% of related revenue	62%	60%	63%
Fiscal 2018 Compared with Fiscal 2017
Revenue for our Strategic Partner segment increased $16 million or 4% in fiscal 2018 compared with fiscal 2017 primarily due to a higher average revenue per customer.
Strategic Partner segment operating income increased 6% in fiscal 2018 primarily due to the higher revenue described above and relatively stable spending.
Fiscal 2017 Compared with Fiscal 2016
Revenue for our Strategic Partner segment increased $9 million or 2% in fiscal 2017 compared with fiscal 2016. During fiscal 2017 we made a strategic decision to focus less on price increases and more on customer retention by delivering awesome products and a valuable end to end experience. This resulted in slower revenue growth in fiscal 2017 than we have experienced historically.
Strategic Partner segment operating income decreased 2% in fiscal 2017 compared with fiscal 2016 due to higher staffing expenses which more than offset the higher revenue described above.

Intuit Fiscal 2018 Form 10-K	41

Tables of Contents

Cost of Revenue

(Dollars in millions)	Fiscal 2018	% of Related Revenue	Fiscal 2017	% of Related Revenue	Fiscal 2016	% of Related Revenue
Cost of product revenue	$112	8%	$120	9%	$131	10%
Cost of service and other revenue	850	19%	677	18%	599	18%
Amortization of acquired technology	15	n/a	12	n/a	22	n/a
Total cost of revenue	$977	16%	$809	16%	$752	16%
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
Cost of product revenue as a percentage of product revenue was consistent across all periods presented. We expense costs of product revenue as they are incurred for delivered software and we do not defer any of these costs when product revenue is deferred.

Operating Expenses

(Dollars in millions)	Fiscal 2018	% of Total Net Revenue	Fiscal 2017	% of Total Net Revenue	Fiscal 2016	% of Total Net Revenue
Selling and marketing	$1,634	27%	$1,420	27%	$1,289	28%
Research and development	1,186	20%	998	19%	881	19%
General and administrative	664	11%	553	11%	518	11%
Amortization of other acquired intangible assets	6	—%	2	—%	12	—%
Total operating expenses	$3,490	58%	$2,973	57%	$2,700	58%
Fiscal 2018 Compared with Fiscal 2017
Total operating expenses as a percentage of total net revenue increased slightly in fiscal 2018 compared to fiscal 2017. Total net revenue increased $787 million or 15% and total operating expenses increased $517 million or 17%. The increase in operating expenses was primarily driven by $193 million for higher staffing expenses due to higher headcount, $127 million for advertising and other marketing programs, and $49 million for outside services. General and administrative expenses in the fiscal 2018 period include a $79 million loss related to the sale of our data center in Quincy, Washington.
Fiscal 2017 Compared with Fiscal 2016
Total operating expenses as a percentage of total net revenue decreased slightly in fiscal 2017 compared to fiscal 2016. Total net revenue increased $483 million or 10% and total operating expenses increased $273 million or 10%. The increase in operating expenses was primarily driven by $152 million for higher staffing expenses due to higher headcount, $85 million for advertising and other marketing programs, and $48 million for share-based compensation expenses. Share-based compensation expenses have been increasing over time because the total fair value of our share-based awards has generally been increasing.

Non-Operating Income and Expenses
Interest Expense
Interest expense of $20 million in fiscal 2018 consisted primarily of interest on our unsecured term loan and unsecured revolving credit facility. Interest expense of $31 million in fiscal 2017 consisted primarily of interest on our senior notes, unsecured term loan, and unsecured revolving credit facility. Interest expense of $35 million in fiscal 2016 consisted primarily of interest on our senior notes, unsecured term loan, and unsecured revolving credit facilities. See Note 8 and Note 9 to the financial statements in Item 8 of this Annual Report for more information.

Intuit Fiscal 2018 Form 10-K	42

Tables of Contents

Interest and Other Income (Expense), Net

(In millions)	Fiscal 2018	Fiscal 2017	Fiscal 2016
Interest income	$18	$8	$3
Net gain on executive deferred compensation plan assets (1)	7	7	—
Other	1	(12)	(7)
Total interest and other income (expense), net	$26	$3	$(4)
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
Income Taxes
Effective Tax Rate
The Tax Cuts and Jobs Act (2017 Tax Act) was enacted on December 22, 2017 and reduces the U.S. statutory federal corporate tax rate from 35% to 21%. The effective date of the tax rate change was January 1, 2018. The change resulted in a blended lower U.S. statutory federal rate of 26.9% for fiscal year 2018. As a result, we adjusted our annual effective tax rate for the year ended July 31, 2018, as well as adjusted our U.S. net deferred tax asset balance at the lower rates.
Our effective tax rates for fiscal 2018, fiscal 2017, and fiscal 2016 were approximately 19%, 29%, and 33%. Excluding the tax benefits related to share-based compensation, the reorganization of a subsidiary, and the charge related to the re-measurement of our deferred tax asset balances, our effective tax rate for fiscal 2018 was approximately 26% and did not differ significantly from the federal statutory rate of 26.9%. Excluding the share-based compensation tax benefits, our effective tax rate for fiscal 2017 was approximately 34% and did not differ significantly from the federal statutory rate of 35%. See Note 10 to the financial statements in Item 8 of this Annual Report for more information about our effective tax rates.
Net Deferred Tax Assets
At July 31, 2018, we had net deferred tax assets of $80 million which included a valuation allowance of $93 million for loss and tax credit carryforwards related to state research and experimentation tax credits, foreign losses, and state operating and capital losses. We recorded the valuation allowance to reflect uncertainties about whether we will be able to utilize some of our deferred tax assets before they expire. While we believe our current valuation allowance is sufficient, we could in the future be required to increase the valuation allowance to take into account additional deferred tax assets that we may be unable to realize. We assess the need for an adjustment to the valuation allowance on a quarterly basis. The assessment is based on our estimates of future sources of taxable income for the jurisdictions in which we operate and the periods over which our deferred tax assets will be realizable. See “Critical Accounting Policies and Estimates” earlier in this Item 7 and Note 10 to the financial statements in Item 8 of this Annual Report for more information.
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

Intuit Fiscal 2018 Form 10-K	43

Tables of Contents

LIQUIDITY AND CAPITAL RESOURCES

Overview
At July 31, 2018, our cash, cash equivalents and investments totaled $1.7 billion, an increase of $939 million from July 31, 2017 due to the factors described in “Statements of Cash Flows” below. Our primary sources of liquidity have been cash from operations, which entails the collection of accounts receivable for products and services, and borrowings under our credit facilities. In fiscal 2018 our U.S. statutory tax rate decreased from 35% to 26.9% as a result of the Tax Cuts and Jobs Act, which increased our cash from operations. Our primary uses of cash have been for research and development programs, selling and marketing activities, capital projects, acquisitions of businesses, debt service costs and debt repayment, repurchases of our common stock under our stock repurchase programs, and the payment of cash dividends. As discussed in “Executive Overview – Industry Trends and Seasonality” earlier in this Item 7, our business is subject to significant seasonality. The balance of our cash, cash equivalents and investments generally fluctuates with that seasonal pattern. We believe the seasonality of our business is likely to continue in the future.
The following table summarizes selected measures of our liquidity and capital resources at the dates indicated:

(Dollars in millions)	July 31, 2018	July 31, 2017	$ Change	% Change
Cash, cash equivalents and investments	$1,716	$777	$939	121%
Long-term investments	13	31	(18)	(58)%
Short-term debt	50	50	—	—%
Long-term debt	388	438	(50)	(11)%
Working capital (deficit)	288	(529)	817	(154)%
Ratio of current assets to current liabilities	1.1 : 1	0.7 : 1
We have historically generated significant cash from operations and we expect to continue to do so during fiscal 2019. Our cash, cash equivalents, and investments totaled $1.7 billion at July 31, 2018, none of those funds were restricted, and approximately 87% of those funds were located in the U.S. Our unsecured revolving credit facility is available to us for general corporate purposes, including future acquisitions and share repurchases. At July 31, 2018, no amounts were outstanding under the revolving credit facility. See Note 8 to the financial statements in Item 8 of this Annual Report for more information.
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

Statements of Cash Flows
The following table summarizes selected items from our statements of cash flows for fiscal 2018, fiscal 2017, and fiscal 2016. See the financial statements in Item 8 of this Annual Report for complete statements of cash flows for those periods.

	Fiscal	Fiscal	Fiscal
(Dollars in millions)	2018	2017	2016
Net cash provided by (used in):
Operating activities	$2,112	$1,599	$1,460
Investing activities	(532)	(85)	371
Financing activities	(634)	(1,632)	(1,999)
Effect of exchange rates on cash and cash equivalents	(11)	9	(2)
Net increase (decrease) in cash and cash equivalents	$935	$(109)	$(170)
During fiscal 2018 we generated $2.1 billion in cash from operations. We also received $800 million from borrowings under our revolving credit facility, and $96 million from the issuance of common stock under employee stock plans. During the same period we used $850 million for the repayment of debt and amounts outstanding under our revolving credit facility, $407 million for the payment of cash dividends, $272 million for the repurchase of shares of our common stock under our stock

Intuit Fiscal 2018 Form 10-K	44

Tables of Contents

repurchase programs, $363 million for the acquisitions of businesses net of cash acquired, and $124 million for capital expenditures.
During fiscal 2017 we generated $1.6 billion in cash from operations. We also received $190 million in cash from net sales of investments, $150 million from borrowings under our revolving credit facility, and $73 million from the net issuance of common stock under employee stock plans. During the same period we used $662 million in cash for the repayment of debt and amounts outstanding under our revolving credit facility, $839 million for the repurchase of shares of our common stock under our stock repurchase programs, $353 million for the payment of cash dividends, and $230 million for capital expenditures.
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

Stock Repurchase Programs and Dividends on Common Stock
As described in Note 11 to the financial statements in Item 8 of this Annual Report, during fiscal 2018, fiscal 2017, and fiscal 2016 we continued to repurchase shares of our common stock under a series of repurchase programs that our Board of Directors has authorized. At July 31, 2018, we had authorization from our Board of Directors to expend up to an additional $1.2 billion for stock repurchases. On August 21, 2018 our Board approved a new stock repurchase program under which we are authorized to repurchase up to an additional $2 billion of our common stock, bringing the total authorization to $3.2 billion.
During fiscal 2018, fiscal 2017, and fiscal 2016 we also continued to pay quarterly cash dividends on shares of our outstanding common stock. In August 2018 our Board of Directors declared a quarterly cash dividend of $0.47 per share of outstanding common stock payable on October 18, 2018 to stockholders of records at the close of business on October 10, 2018. We currently expect to continue paying comparable cash dividends on a quarterly basis; however, future declarations of dividends and the establishment of future record dates and payment dates are subject to the final determination of our Board of Directors.

Business Combinations

During fiscal 2018 we acquired all of the outstanding equity interests of TSheets.com LLC, Exactor, Inc., and Applatix, Inc. for total combined cash and other consideration of approximately $412 million. The $412 million included approximately $27 million for the fair value of equity awards and other cash consideration that is being charged to expense over the future service period of up to three years. These three businesses became part of our Small Business & Self-Employed segment and will provide additional features to our QuickBooks offerings such as automated time tracking and scheduling and the calculation and filing of sales and use taxes. We have included their results of operations in our consolidated results of operations from the dates of acquisition. Their results of operations for all periods presented and periods prior to the dates of acquisition were not material when compared with our consolidated results of operations. See Note 6 to the financial statements in Item 8 of this Annual Report for more information.

Credit Facility
On February 1, 2016 we entered into a master credit agreement with certain institutional lenders for a five-year credit facility in an aggregate principal amount of $1.5 billion. The master credit agreement includes a $500 million unsecured term loan and a $1 billion unsecured revolving credit facility that will expire on February 1, 2021. Under the master credit agreement we may, subject to certain customary conditions, on one or more occasions increase commitments under the revolving credit facility in an amount not to exceed $250 million in the aggregate and may extend the maturity date up to two times. Advances under the revolving credit facility accrue interest at rates that are equal to, at our election, either Bank of America's alternate base rate plus a margin that ranges from 0.0% to 0.5% or the London Interbank Offered Rate (LIBOR) plus a margin that ranges from 0.9% to 1.5%. Actual margins under either election will be based on our senior debt credit ratings. At July 31, 2018, no amounts were outstanding under the revolving credit facility. We monitor counterparty risk associated with the institutional lenders that are providing the credit facility. We currently believe that the credit facility will be available to us should we choose to borrow under it.
Under the master credit agreement, we borrowed $500 million in the form of an unsecured term loan on February 1, 2016. We may, subject to certain customary conditions, on one or more occasions increase commitments under the term loan in an amount not to exceed $500 million in the aggregate. The term loan accrues interest at rates that are equal to, at our election, either Bank of America's alternate base rate plus a margin that ranges from 0.125% to 0.875% or LIBOR plus a margin that ranges from 1.125% to 1.875%. Actual margins under either election will be based on our senior debt credit ratings. The term loan is subject to quarterly principal payments of 2.5% of the loan amount which began in July 2017, with the balance payable on February 1, 2021. At July 31, 2018, $438 million was outstanding under the term loan.

Intuit Fiscal 2018 Form 10-K	45

Tables of Contents

The master credit agreement includes customary affirmative and negative covenants, including financial covenants that require us to maintain a ratio of total debt to annual earnings before interest, taxes, depreciation and amortization (EBITDA) of not greater than 3.25 to 1.00 as of any date and a ratio of annual EBITDA to annual interest expense of not less than 3.00 to 1.00 as of the last day of each fiscal quarter. We remained in compliance with these covenants at all times during the quarter ended July 31, 2018.

Cash Held by Foreign Subsidiaries
Our cash, cash equivalents and investments totaled $1.7 billion at July 31, 2018. Approximately 13% of those funds were held by our foreign subsidiaries and subject to repatriation tax considerations. These foreign funds were located primarily in Canada and India. As a result of the Tax Cuts and Jobs Act we do not expect to pay incremental U.S. taxes on repatriation. We have recorded income tax expense for Canada and India withholding and distribution taxes on earnings that are not permanently reinvested. In the event that funds from foreign operations are repatriated to the United States, we would pay withholding or distribution taxes at that time.

OFF-BALANCE SHEET ARRANGEMENTS
At July 31, 2018, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

CONTRACTUAL OBLIGATIONS
The following table summarizes our known contractual obligations to make future payments at July 31, 2018:

	Payments Due by Period
	Less than	1-3	3-5	More than
(In millions)	1 year	years	years	5 years	Total
Amounts due under executive deferred compensation plan	$97	$—	$—	$—	$97
Unsecured term loan	50	388	—	—	438
Interest and fees due on debt	17	24	—	—	41
License fee payable (1)	10	—	—	—	10
Operating leases (2)	66	120	100	113	399
Purchase obligations (3)	175	246	73	—	494
Total contractual obligations (4)	$415	$778	$173	$113	$1,479

(1)
In May 2009 we entered into an agreement to license certain technology for $20 million in cash and $100 million payable over ten fiscal years. See Note 9 to the financial statements in Item 8 of this Annual Report for more information.

(2)
Includes operating leases for facilities and equipment. Amounts do not include $73 million of future sublease income. We had no significant capital leases at July 31, 2018. See Note 9 to the financial statements in Item 8 of this Annual Report for more information.

(3)
Represents agreements to purchase products and services that are enforceable, legally binding and specify terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the payments.

(4)
Other long-term obligations on our balance sheet at July 31, 2018 included long-term income tax liabilities of $61 million which related primarily to unrecognized tax benefits. We have not included this amount in the table above because we cannot make a reasonably reliable estimate regarding the timing of settlements with taxing authorities, if any.

RECENT ACCOUNTING PRONOUNCEMENTS
For a description of recent accounting pronouncements and the potential impact of these pronouncements on our consolidated financial statements, see Note 1 to the financial statements in Item 8 of this Annual Report.

Intuit Fiscal 2018 Form 10-K	46

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
Our cash equivalents and investments are subject to market risk due to changes in interest rates. Interest rate movements affect the interest income we earn on cash equivalents and investments and the value of those investments. At July 31, 2018, our cash equivalents and investments totaled $1.6 billion and had a weighted average pre-tax yield of 1.85%. Total interest income for fiscal 2018 was $18 million. If the Federal Reserve Target Rate had increased by 25 basis points from the level of July 31, 2018, the value of our investments at that date would have decreased by approximately $1 million. If the Federal Reserve Target Rate had increased by 100 basis points from the level of July 31, 2018, the value of our investments at that date would have decreased by approximately $4 million.
We are also exposed to the impact of changes in interest rates as they affect our $1 billion unsecured revolving credit facility and $500 million unsecured term loan. Advances under the revolving credit facility accrue interest at rates that are equal to Bank of America’s alternate base rate plus a margin that ranges from 0.0% to 0.5% or the London InterBank Offered Rate (LIBOR) plus a margin that ranges from 0.9% to 1.5%. The term loan accrues interest at rates that are equal to, at our election, either Bank of America's alternate base rate plus a margin that ranges from 0.125% to 0.875% or LIBOR plus a margin that ranges from 1.125% to 1.875%. Actual margins under all of these elections are based on our senior debt credit ratings. Consequently, our interest expense fluctuates with changes in the general level of these interest rates. At July 31, 2018 no amounts were outstanding under the revolving credit facility and $438 million was outstanding under the term loan. See Note 8 and Note 9 to the financial statements in Item 8 of this Annual Report for more information.
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
Since we translate foreign currencies (primarily Canadian dollars, Indian rupees, and British pounds) into U.S. dollars for financial reporting purposes, currency fluctuations can have an impact on our financial results. The historical impact of currency fluctuations on our financial results has generally been immaterial. We believe that our exposure to currency exchange fluctuation risk is not significant because our global subsidiaries invoice customers and satisfy their financial obligations almost exclusively in their local currencies. We believe the impact of currency fluctuations will continue to not be significant in the future due to the reasons cited above. However, the impact of currency fluctuations could be material in the future. As of July 31, 2018, we did not engage in foreign currency hedging activities.

Intuit Fiscal 2018 Form 10-K	47

Tables of Contents

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

1.	INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

The following financial statements are filed as part of this Report:

2.	INDEX TO FINANCIAL STATEMENT SCHEDULES

The following financial statement schedule is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements:

Schedule		Page
II	Valuation and Qualifying Accounts	88

All other schedules not listed above have been omitted because they are inapplicable or are not required.

Intuit Fiscal 2018 Form 10-K	48

Tables of Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Intuit Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Intuit Inc. (the Company) as of July 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended July 31, 2018, and the related notes and the financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at July 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of July 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated August 31, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1990.

San Jose, California
August 31, 2018

Intuit Fiscal 2018 Form 10-K	49

Tables of Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Intuit Inc.

Opinion on Internal Control over Financial Reporting

We have audited Intuit Inc.’s internal control over financial reporting as of July 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, Intuit Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of July 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the fiscal 2018 consolidated financial statements of the Company and our report dated August 31, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Ernst & Young LLP

San Jose, California
August 31, 2018

Intuit Fiscal 2018 Form 10-K	50

Tables of Contents

INTUIT INC. CONSOLIDATED STATEMENTS OF OPERATIONS

	Twelve Months Ended July 31,
(In millions, except per share amounts)	2018	2017	2016
Net revenue:
Product	$1,462	$1,376	$1,289
Service and other	4,502	3,801	3,405
Total net revenue	5,964	5,177	4,694
Costs and expenses:
Cost of revenue:
Cost of product revenue	112	120	131
Cost of service and other revenue	850	677	599
Amortization of acquired technology	15	12	22
Selling and marketing	1,634	1,420	1,289
Research and development	1,186	998	881
General and administrative	664	553	518
Amortization of other acquired intangible assets	6	2	12
Total costs and expenses	4,467	3,782	3,452
Operating income from continuing operations	1,497	1,395	1,242
Interest expense	(20)	(31)	(35)
Interest and other income (expense), net	26	3	(4)
Income from continuing operations before income taxes	1,503	1,367	1,203
Income tax provision	292	396	397
Net income from continuing operations	1,211	971	806
Net income from discontinued operations	—	—	173
Net income	$1,211	$971	$979

Basic net income per share from continuing operations	$4.72	$3.78	$3.08
Basic net income per share from discontinued operations	—	—	0.65
Basic net income per share	$4.72	$3.78	$3.73
Shares used in basic per share calculations	256	257	262

Diluted net income per share from continuing operations	$4.64	$3.72	$3.04
Diluted net income per share from discontinued operations	—	—	0.65
Diluted net income per share	$4.64	$3.72	$3.69
Shares used in diluted per share calculations	261	261	265

Cash dividends declared per common share	$1.56	$1.36	$1.20

See accompanying notes.

Intuit Fiscal 2018 Form 10-K	51

Tables of Contents

INTUIT INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Twelve Months Ended July 31,
(In millions)	2018	2017	2016
Net income	$1,211	$971	$979
Other comprehensive income (loss), net of income taxes:
Unrealized gain (loss) on available-for-sale debt securities	(2)	(1)	1
Foreign currency translation gain (loss)	(11)	11	(3)
Total other comprehensive income (loss), net	(13)	10	(2)
Comprehensive income	$1,198	$981	$977

See accompanying notes.

Intuit Fiscal 2018 Form 10-K	52

Tables of Contents

INTUIT INC. CONSOLIDATED BALANCE SHEETS

	July 31,
(Dollars in millions, except par value; shares in thousands)	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$1,464	$529
Investments	252	248
Accounts receivable, net of allowance for doubtful accounts of $5 and $46	98	103
Income taxes receivable	39	63
Prepaid expenses and other current assets	184	100
Current assets before funds held for customers	2,037	1,043
Funds held for customers	367	372
Total current assets	2,404	1,415
Long-term investments	13	31
Property and equipment, net	812	1,030
Goodwill	1,611	1,295
Acquired intangible assets, net	61	22
Long-term deferred income taxes	87	132
Other assets	190	143
Total assets	$5,178	$4,068
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$50	$50
Accounts payable	178	157
Accrued compensation and related liabilities	369	300
Deferred revenue	961	887
Other current liabilities	191	178
Current liabilities before customer fund deposits	1,749	1,572
Customer fund deposits	367	372
Total current liabilities	2,116	1,944
Long-term debt	388	438
Long-term deferred revenue	197	202
Other long-term obligations	123	130
Total liabilities	2,824	2,714
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value Authorized - 1,345 shares total; 145 shares designated Series A; 250 shares designated Series B Junior Participating Issued and outstanding - None	—	—
Common stock, $0.01 par value Authorized - 750,000 shares Outstanding - 258,616 shares at July 31, 2018 and 255,668 shares at July 31, 2017	3	3
Additional paid-in capital	5,335	4,854
Treasury stock, at cost	(11,050)	(10,778)
Accumulated other comprehensive loss	(35)	(22)
Retained earnings	8,101	7,297
Total stockholders’ equity	2,354	1,354
Total liabilities and stockholders’ equity	$5,178	$4,068

See accompanying notes.

Intuit Fiscal 2018 Form 10-K	53

Tables of Contents

INTUIT INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
(Dollars in millions, shares in thousands)	Shares	Amount
Balance at July 31, 2015	277,706	$3	$4,007	$(7,675)	$(30)	$6,027	$2,332
Comprehensive income	—	—	—	—	(2)	979	977
Issuance of stock under employee stock plans, net of shares withheld for employee taxes	4,963	—	89	—	—	—	89
Stock repurchases under stock repurchase programs	(24,816)	—	—	(2,264)	—	—	(2,264)
Dividends and dividend rights declared ($1.20 per share)	—	—	—	—	—	(319)	(319)
Tax benefit from share-based compensation plans	—	—	59	—	—	—	59
Share-based compensation expense	—	—	287	—	—	—	287
Balance at July 31, 2016	257,853	3	4,442	(9,939)	(32)	6,687	1,161
Comprehensive income	—	—	—	—	10	971	981
Issuance of stock under employee stock plans, net of shares withheld for employee taxes	4,715	—	73	—	—	—	73
Stock repurchases under stock repurchase programs	(6,900)	—	—	(839)	—	—	(839)
Dividends and dividend rights declared ($1.36 per share)	—	—	—	—	—	(357)	(357)
Cumulative effect of change in accounting principle	—	—	6	—	—	(4)	2
Share-based compensation expense	—	—	333	—	—	—	333
Balance at July 31, 2017	255,668	3	4,854	(10,778)	(22)	7,297	1,354
Comprehensive income	—	—	—	—	(13)	1,211	1,198
Issuance of stock under employee stock plans, net of shares withheld for employee taxes	4,818	—	96	—	—	—	96
Stock repurchases under stock repurchase programs	(1,870)	—	—	(272)	—	—	(272)
Dividends and dividend rights declared ($1.56 per share)	—	—	—	—	—	(407)	(407)
Share-based compensation expense	—	—	385	—	—	—	385
Balance at July 31, 2018	258,616	$3	$5,335	$(11,050)	$(35)	$8,101	$2,354

See accompanying notes.

Intuit Fiscal 2018 Form 10-K	54

Tables of Contents

INTUIT INC. CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twelve Months Ended July 31,
(In millions)	2018	2017	2016
Cash flows from operating activities:
Net income	$1,211	$971	$979
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	228	214	195
Amortization of acquired intangible assets	25	22	43
Share-based compensation expense	382	326	281
Pre-tax gain on sale of discontinued operations (1)	—	—	(354)
Loss on sale of long-lived assets	79	—	—
Deferred income taxes	51	8	70
Tax benefit from share-based compensation plans	—	—	59
Other	6	13	17
Total adjustments	771	583	311
Changes in operating assets and liabilities:
Accounts receivable	5	5	(20)
Income taxes receivable	(1)	(44)	64
Prepaid expenses and other assets	(31)	(9)	(10)
Accounts payable	12	—	(23)
Accrued compensation and related liabilities	75	10	(11)
Deferred revenue	66	83	192
Other liabilities	4	—	(22)
Total changes in operating assets and liabilities	130	45	170
Net cash provided by operating activities	2,112	1,599	1,460
Cash flows from investing activities:
Purchases of corporate and customer fund investments	(407)	(352)	(934)
Sales of corporate and customer fund investments	128	359	1,165
Maturities of corporate and customer fund investments	286	183	187
Net change in cash and cash equivalents held to satisfy customer fund obligations	5	(68)	58
Net change in customer fund deposits	(5)	68	(33)
Purchases of property and equipment	(38)	(102)	(416)
Capitalization of internal use software	(86)	(128)	(106)
Acquisitions of businesses, net of cash acquired	(363)	—	—
Proceeds from divestiture of businesses	—	—	463
Originations of term loans to small businesses	(137)	—	—
Principal repayments of term loans from small businesses	82	—	—
Other	3	(45)	(13)
Net cash provided by (used in) investing activities	(532)	(85)	371
Cash flows from financing activities:
Proceeds from borrowings under revolving credit facilities	800	150	995
Repayments on borrowings under revolving credit facilities	(800)	(150)	(995)
Proceeds from long-term debt	—	—	500
Repayment of debt	(50)	(512)	—
Proceeds from issuance of stock under employee stock plans	295	226	197

Intuit Fiscal 2018 Form 10-K	55

Tables of Contents

INTUIT INC. CONSOLIDATED STATEMENTS OF CASH FLOWS

Payments for employee taxes withheld upon vesting of restricted stock units	(199)	(153)	(108)
Cash paid for purchases of treasury stock	(272)	(839)	(2,264)
Dividends and dividend rights paid	(407)	(353)	(318)
Other	(1)	(1)	(6)
Net cash used in financing activities	(634)	(1,632)	(1,999)
Effect of exchange rates on cash and cash equivalents	(11)	9	(2)
Net increase (decrease) in cash and cash equivalents	935	(109)	(170)
Cash and cash equivalents at beginning of period	529	638	808
Cash and cash equivalents at end of period	$1,464	$529	$638

Supplemental disclosure of cash flow information:
Interest paid	$19	$42	$37
Income taxes paid	$245	$430	$389
_________________________

(1)
Because the cash flows of our discontinued operations were not material for any period presented, we have not segregated the cash flows of those businesses on these statements of cash flows. We have presented the effect of the pre-tax gains on the disposals on these statements of cash flows. See Note 7, “Discontinued Operations,” for more information.

See accompanying notes.

Intuit Fiscal 2018 Form 10-K	56

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
Our flagship brands, QuickBooks and TurboTax, help customers run their small businesses, pay employees and send invoices, separate business and personal expenses, track their money, and file income taxes. ProSeries and Lacerte are our leading tax preparation offerings for professional accountants. Incorporated in 1984 and headquartered in Mountain View, California, we sell our products and services primarily in the United States.

Basis of Presentation
These consolidated financial statements include the financial statements of Intuit and its wholly owned subsidiaries. We have eliminated all significant intercompany balances and transactions in consolidation. We have reclassified certain amounts previously reported in our financial statements to conform to the current presentation, including amounts related to our reportable segments. See Note 14, “Segment Information,” for more information.
We acquired TSheets.com LLC, Exactor, Inc., and Applatix, Inc. in fiscal 2018. We have included the results of operations for these companies in our consolidated results of operations from the dates of acquisition. See Note 6, “Business Combinations,” for more information.
As discussed in Note 7, in fiscal 2016 we sold our Demandforce, QuickBase, and Quicken businesses. We have reclassified our statements of operations for fiscal 2016 to reflect all of these businesses as discontinued operations. Because the cash flows of all of these businesses were not material, we have not segregated them on our statements of cash flows. Unless noted otherwise, discussions in these notes pertain to our continuing operations.

Seasonality

Our Consumer offerings have significant seasonal patterns and revenue from those income tax preparation products and services is heavily concentrated in our third fiscal quarter ending April 30.

Use of Estimates
In preparing our consolidated financial statements in accordance with U.S. generally accepted accounting principles (GAAP), we make certain estimates and assumptions that affect the amounts reported in our financial statements and the disclosures made in the accompanying notes. For example, we use estimates in determining the appropriate levels of reserves for product returns, promotional discounts and rebates, the collectibility of accounts receivable and notes receivable, the appropriate levels of various accruals including accruals for litigation contingencies, the amount of our worldwide tax provision, and the realizability of deferred tax assets. We also use estimates in determining the remaining economic lives and fair values of acquired intangible assets, property and equipment, and other long-lived assets. In addition, we use assumptions to estimate the fair value of reporting units and share-based compensation. Despite our intention to establish accurate estimates and use reasonable assumptions, actual results may differ from our estimates.

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

Intuit Fiscal 2018 Form 10-K	57

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
Product Revenue
For our QuickBooks and professional tax desktop solutions we deliver ongoing enhancements and certain connected services. As a result, we recognize revenue for the QuickBooks desktop solutions over the period that the enhancements and connected services are provided, which is approximately three years. We recognize revenue for the professional tax desktop solutions as services are provided over the calendar year, once tax forms are available from taxing agencies and the agencies are able to receive electronic tax return submissions.
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
Service and Other Revenue
Our service revenue consists primarily of hosted services such as QuickBooks Online, QuickBooks desktop software term licenses, TurboTax Online, payroll services, electronic merchant payment processing services, electronic tax filing, technical support plans, and tax advice services.
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

Intuit Fiscal 2018 Form 10-K	58

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

Intuit Fiscal 2018 Form 10-K	59

Tables of Contents

Advertising
We expense all advertising costs as we incur them to selling and marketing expense in our statements of operations. We recorded advertising expense of approximately $615 million for the twelve months ended July 31, 2018, $480 million for the twelve months ended July 31, 2017, and $394 million for the twelve months ended July 31, 2016.

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

Intuit Fiscal 2018 Form 10-K	60

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
The Tax Cuts and Jobs Act significantly changes existing U.S. tax law and includes numerous provisions that affect our business. See Note 10, “Income Taxes,” for more information.

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

Intuit Fiscal 2018 Form 10-K	61

Tables of Contents

The following table presents the composition of shares used in the computation of basic and diluted net income per share for the periods indicated.

	Twelve Months Ended July 31,
(In millions, except per share amounts)	2018	2017	2016
Numerator:
Net income from continuing operations	$1,211	$971	$806
Net income from discontinued operations	—	—	173
Net income	$1,211	$971	$979
Denominator:
Shares used in basic per share amounts:
Weighted average common shares outstanding	256	257	262
Shares used in diluted per share amounts:
Weighted average common shares outstanding	256	257	262
Dilutive common equivalent shares from stock options and restricted stock awards	5	4	3
Dilutive weighted average common shares outstanding	261	261	265

Basic and diluted net income per share:
Basic net income per share from continuing operations	$4.72	$3.78	$3.08
Basic net income per share from discontinued operations	—	—	0.65
Basic net income per share	$4.72	$3.78	$3.73
Diluted net income per share from continuing operations	$4.64	$3.72	$3.04
Diluted net income per share from discontinued operations	—	—	0.65
Diluted net income per share	$4.64	$3.72	$3.69

Shares excluded from diluted net income per share:
Weighted average stock options and restricted stock units that have been excluded from dilutive common equivalent shares outstanding due to their anti-dilutive effect	—	3	2

Cash Equivalents and Investments
We consider highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. In all periods presented, cash equivalents consist primarily of money market funds and saving deposit accounts, and investments consist primarily of available-for-sale investment-grade debt securities. Except for direct obligations of the United States government, securities issued by agencies of the United States government, and money market funds, we diversify our investments by limiting our holdings with any individual issuer.
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

Accounts and Notes Receivable, Allowances for Doubtful Accounts, and Allowances for Loan Losses

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

Intuit Fiscal 2018 Form 10-K	62

Tables of Contents

Notes receivable consist of term loans to small businesses, and are included in prepaid expenses and other current assets on our consolidated balance sheets. The term loans are not secured and are recorded at amortized cost, reduced by an allowance for loan losses. We maintain an allowance for loan losses to reserve for potentially uncollectible notes receivable. We evaluate the creditworthiness of our loan portfolio on a pooled basis due to its composition of small, homogeneous loans with similar general credit risk and characteristics and apply a loss rate at the time of loan origination. The loss rate and underlying model are updated periodically to reflect actual loan performance and changes in assumptions. We make judgments about the known and inherent risks in the loan portfolio, adverse situations that may affect borrowers’ ability to repay and current economic conditions. When we determine that amounts are uncollectible we write them off against the allowance. As of July 31, 2018, the notes receivable balance was $55 million, net of allowances for loan losses which were not significant.

Funds Held for Customers and Customer Fund Deposits

Funds held for customers represent cash held on behalf of our customers that is invested in cash and cash equivalents and investment grade available-for-sale debt securities. Customer fund deposits consist of amounts we owe on behalf of our customers, such as direct deposit payroll funds and payroll taxes.

Property and Equipment
Property and equipment is stated at the lower of cost or realizable value, net of accumulated depreciation. We calculate depreciation using the straight-line method over the estimated useful lives of the assets, which range from two to 30 years. We amortize leasehold improvements using the straight-line method over the lesser of their estimated useful lives or remaining lease terms. We include the amortization of assets that are recorded under capital leases in depreciation expense. We review property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We did not record any significant property impairment charges during the twelve months ended July 31, 2018, 2017, or 2016.

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

Intuit Fiscal 2018 Form 10-K	63

Tables of Contents

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
If the carrying value of the net assets assigned to a reporting unit exceeds the estimated fair value of the unit, we perform the second step of the impairment test. In this step we allocate the fair value of the reporting unit calculated in step one to all of the assets and liabilities of that unit, as if we had just acquired the reporting unit in a business combination. The excess of the fair value of the reporting unit over the total amount allocated to the assets and liabilities represents the implied fair value of goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, we would record an impairment loss equal to the difference. We recorded no goodwill impairment charges for the twelve months ended July 31, 2018, 2017 or 2016.
Acquired Intangible Assets and Other Long-Lived Assets
We generally record acquired intangible assets that have finite useful lives, such as acquired technology, in connection with business combinations. We amortize the cost of acquired intangible assets on a straight-line basis over their estimated useful lives, which range from one to seven years. We review intangible assets that have finite useful lives and other long-lived assets whenever an event or change in circumstances indicates that the carrying value of the asset may not be recoverable. We estimate the recoverability of these assets by comparing the carrying amount of the asset to the future undiscounted cash flows that we expect the asset to generate. We estimate the fair value of assets that have finite useful lives based on the present value of future cash flows for those assets. If the carrying value of an asset with a finite life exceeds its estimated fair value, we would record an impairment loss equal to the difference. Impairment charges for acquired intangible assets were not significant for the twelve months ended July 31, 2018, 2017 or 2016.

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

Intuit Fiscal 2018 Form 10-K	64

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
We sell a portion of our products through third-party retailers and distributors. As a result, we face risks related to the collectibility of our accounts receivable. To appropriately manage this risk, we perform ongoing evaluations of customer credit and limit the amount of credit extended as we deem appropriate, but generally do not require collateral. We maintain reserves for estimated credit losses and these losses have historically been within our expectations. However, since we cannot predict future changes in the financial stability of our customers, we cannot guarantee that our reserves will continue to be adequate. No customer accounted for 10% or more of total net revenue for the twelve months ended July 31, 2018, 2017 or 2016, nor did any customer account for 10% or more of total accounts receivable at July 31, 2018 or July 31, 2017.
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
Statement of Cash Flows - In November 2016 the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash.” This new standard provides guidance on the presentation of restricted cash or restricted cash equivalents in the statement of cash flows. The standard is effective for fiscal years beginning after December 15, 2017, which means that it will be effective for us in the first quarter of our fiscal year beginning August 1, 2018. We are currently evaluating the impact of our pending adoption of ASU 2016-18 on our consolidated financial statements.
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

Intuit Fiscal 2018 Form 10-K	65

Tables of Contents

Leases - In February 2016 the FASB issued ASU 2016-02, “Leases (Topic 842).” This new standard amends a number of aspects of lease accounting, including requiring lessees to recognize operating leases with a term greater than one year on their balance sheet as a right-of-use asset and corresponding lease liability, measured at the present value of the lease payments. The standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, which means that it will be effective for us in the first quarter of our fiscal year beginning August 1, 2019. Early adoption is permitted. This standard is required to be adopted using a modified retrospective approach. We expect to elect certain available transitional practical expedients. In July 2018 the FASB issued ASU 2018-11, “Leases (Topic 842) Targeted Improvements," which allows for the adoption of this standard to be applied at the beginning of the most recent fiscal year as opposed to at the beginning of the earliest year presented. We plan to adopt under the provisions allowed under ASU 2018-11. While we continue to evaluate the impact of our pending adoption of ASU 2016-02 on our consolidated financial statements, we expect that the real estate and equipment leases designated as operating leases in Note 9 “Long-Term Obligations and Commitments,” will be recognized as right-of-use assets and corresponding lease liabilities on our consolidated balance sheets upon adoption. We do not expect the adoption of ASU 2016-02 to have a material impact on our consolidated statements of operations.
Revenue from Contracts with Customers - In May 2014 the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”. This new standard supersedes nearly all existing revenue recognition guidance under U.S. GAAP. Under the new standard, revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The new standard also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. The new standard is effective for reporting periods beginning after December 15, 2017, which means that it is effective for us beginning August 1, 2018.
The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method) or retrospectively with the cumulative effect of applying the guidance recognized in retained earnings as of the date of adoption (modified retrospective method). We plan to adopt Topic 606 utilizing the full retrospective method.
In preparation for adoption of the standard, we have implemented internal controls and processes including key system functionality to enable the preparation of financial information and have reached conclusions on key accounting assessments related to the standard.
The most significant impact of the standard relates to the timing and amount of revenue recognized for our QuickBooks Desktop solutions and our consumer and professional tax desktop solutions. Our QuickBooks Desktop solutions include both packaged software products and software subscriptions.
Our QuickBooks Desktop packaged software products include a software license as well as enhancements and connected services. Under the current standard, we recognize revenue for the QuickBooks Desktop packaged software products ratably over the period that enhancements and connected services are provided, which is approximately three years. Under the new standard, we will recognize revenue for our QuickBooks Desktop packaged software products at the time the software license is delivered. We have determined that the enhancements and connected services included in our QuickBooks Desktop packaged software products are immaterial within the context of the contract.
Our QuickBooks Desktop software subscriptions include a software license, version protection, enhancements, support and various connected services. Under the current standard, we recognize revenue for our QuickBooks Desktop software subscriptions ratably over the subscription term, which is generally one year. Under the new standard, we will recognize revenue for the software license and version protection at the time they are delivered and will recognize revenue for support and connected services over the subscription term as the services are provided. We have determined that the enhancements included in our QuickBooks Desktop software subscriptions are immaterial within the context of the contract. We expect the timing of the revenue for our QuickBooks Desktop software subscriptions, which are included in our Small Business & Self-Employed reporting segment, to shift to an earlier quarter within each fiscal year as a result of these changes.
With respect to our consumer and professional tax desktop solutions, under the current standard, we recognize all revenue related to the desktop solutions as services are provided. Under the new standard, we will recognize revenue for the desktop tax preparation software license and related tax form updates as the forms and updates are delivered. We will recognize revenue for our electronic filing and connected services as those services are provided. As sales and delivery of desktop tax preparation software solutions and related services are concentrated from November through April, we expect the timing of the related desktop revenue for our Consumer and Strategic Partner reporting segments to shift to earlier quarters within each fiscal year as a result of these changes.
Under the new standard, we are required to recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. We have determined that internal sales commissions related to our subscription offerings meet the requirements to be capitalized. The total capitalized costs to obtain a contact are included in prepaid expenses and other current assets and other assets on our consolidated balance sheets.
The adoption of the standard will result in a decrease in deferred revenue of $574 million and $514 million as of July 31, 2018 and 2017, respectively, and an increase in liabilities included in our net deferred tax asset and liability positions of $146 million and $201 million as of July 31, 2018 and 2017, respectively, primarily related to the change in revenue recognition for our QuickBooks Desktop and professional tax desktop solutions.

Intuit Fiscal 2018 Form 10-K	66

Tables of Contents

The adoption of the standard will also result in an increase in revenue for fiscal 2018 and 2017, primarily due to the change in revenue recognition for our QuickBooks Desktop solutions. In addition, the fiscal 2018 provision for income taxes decreased $55 million. As a result of the acceleration of profits under the new revenue standard, there was an increase in deferred tax liabilities which resulted in a net deferred tax liability position. The re-measurement of the net deferred tax liability during fiscal 2018 resulted in a provisional tax benefit when re-measured at the enacted lower tax rate under the Tax Cuts and Jobs Act (2017 Tax Act). The incremental tax benefit of $73 million related to the re-measurement was partially offset by an $18 million tax charge for additional income before taxes as a result of the increase in revenue. The fiscal 2017 provision for income taxes increased primarily due to additional income before taxes as a result of the increase in revenue.
See “Expected Impacts to Reported Results” below for the impact of adoption of the standard on our consolidated financial statements.
Expected Impacts to Reported Results
Adoption of Topic 606 is expected to impact our reported results as follows:

	July 31, 2018
(In millions)	As Reported	Topic 606 Adjustment	As Adjusted
Prepaid expenses and other current assets	$184	$18	$202
Long-term deferred income taxes	87	(85)	2
Other assets	190	23	213
Deferred revenue	961	(380)	581
Other current liabilities	191	7	198
Long-term deferred revenue	197	(194)	3
Other long-term obligations	123	61	184
Stockholders’ equity	2,354	462	2,816

	July 31, 2017
(In millions)	As Reported	Topic 606 Adjustment	As Adjusted
Prepaid expenses and other current assets	$100	$18	$118
Long-term deferred income taxes	132	(130)	2
Other assets	143	21	164
Deferred revenue	887	(313)	574
Other current liabilities	178	7	185
Long-term deferred revenue	202	(201)	1
Other long-term obligations	130	71	201
Stockholders’ equity	1,354	345	1,699

Intuit Fiscal 2018 Form 10-K	67

Tables of Contents

	Twelve Months Ended July 31, 2018
(In millions, except per share amounts)	As Reported	Topic 606 Adjustment	As Adjusted
Net revenue	$5,964	$61	$6,025
Cost of revenue	977	1	978
Selling and marketing expenses	1,634	(3)	1,631
Operating income	1,497	63	1,560
Income tax provision	292	(55)	237
Net income	1,211	118	1,329

Diluted earnings per share	$4.64	$0.45	$5.09

	Twelve Months Ended July 31, 2017
(In millions, except per share amounts)	As Reported	Topic 606 Adjustment	As Adjusted
Net revenue	$5,177	$19	$5,196
Cost of revenue	809	1	810
Selling and marketing expenses	1,420	(5)	1,415
Operating income	1,395	23	1,418
Income tax provision	396	9	405
Net income	971	14	985

Diluted earnings per share	$3.72	$0.06	$3.78
Adoption of Topic 606 had no impact to cash from or used in operating, financing, or investing activities on our consolidated statements of cash flow.
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

Intuit Fiscal 2018 Form 10-K	68

Tables of Contents

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table summarizes financial assets and financial liabilities that we measured at fair value on a recurring basis at the dates indicated, classified in accordance with the fair value hierarchy described above.

	At July 31, 2018				At July 31, 2017
(In millions)	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Cash equivalents, primarily money market funds and savings deposit accounts	$1,143	$—	$—	$1,143	$181	$—	$—	$181
Available-for-sale debt securities:
Municipal bonds	—	31	—	31	—	63	—	63
Municipal auction rate securities	—	—	—	—	—	—	15	15
Corporate notes	—	412	—	412	—	382	—	382
U.S. agency securities	—	9	—	9	—	3	—	3
Total available-for-sale securities	—	452	—	452	—	448	15	463
Total assets measured at fair value on a recurring basis	$1,143	$452	$—	$1,595	$181	$448	$15	$644

The following table summarizes our cash equivalents and available-for-sale debt securities by balance sheet classification and level in the fair value hierarchy at the dates shown:

	At July 31, 2018				At July 31, 2017
(In millions)	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents:
In cash and cash equivalents	$1,143	$—	$—	$1,143	$181	$—	$—	$181
Available-for-sale debt securities:
In investments	$—	$252	$—	$252	$—	$248	$—	$248
In funds held for customers	—	200	—	200	—	200	—	200
In long-term investments	—	—	—	—	—	—	15	15
Total available-for-sale debt securities	$—	$452	$—	$452	$—	$448	$15	$463

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
Financial assets whose fair values we measure using significant unobservable (Level 3) inputs consist of municipal auction rate securities that are no longer liquid. During the fourth quarter of fiscal 2018, all of our municipal auction rate securities were redeemed by the issuer at par. For the fiscal years ended July 31, 2017 and 2016, we estimated the fair values of the auction rate securities using a discounted cash flow model. Using our discounted cash flow model, we determined that the fair values of the municipal auction rate securities we held at July 31, 2017 and 2016 were approximately equal to their par values and as a result we recorded no decrease in their fair values during the twelve months then ended.
There were no transfers between Level 1, Level 2, and Level 3 of the fair value hierarchy during the twelve months ended July 31, 2018, 2017 or 2016.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
Assets measured at fair value on a non-recurring basis include reporting units measured at fair value in a goodwill impairment test. Estimates of fair value for reporting units fall under Level 3 of the fair value hierarchy.

Intuit Fiscal 2018 Form 10-K	69

Tables of Contents

During the fourth quarters of fiscal 2018, fiscal 2017, and fiscal 2016 we performed our annual goodwill impairment tests. Using the methodology described in Note 1, we determined that the estimated fair values of all of our reporting units exceeded their carrying values and that they were not impaired.

3. Cash and Cash Equivalents, Investments, and Funds Held for Customers
The following table summarizes our cash and cash equivalents, investments and funds held for customers by balance sheet classification at the dates indicated.

	July 31, 2018		July 31, 2017
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Classification on balance sheets:
Cash and cash equivalents	$1,464	$1,464	$529	$529
Investments	253	252	247	248
Funds held for customers	368	367	372	372
Long-term investments	13	13	31	31
Total cash and cash equivalents, investments, and funds held for customers	$2,098	$2,096	$1,179	$1,180

The following table summarizes our cash and cash equivalents, investments and funds held for customers by investment category at the dates indicated. See Note 2 for more information on our municipal auction rate securities.

	July 31, 2018		July 31, 2017
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Type of issue:
Total cash and cash equivalents	$1,631	$1,631	$701	$701
Available-for-sale debt securities:
Municipal bonds	31	31	63	63
Municipal auction rate securities	—	—	15	15
Corporate notes	414	412	381	382
U.S. agency securities	9	9	3	3
Total available-for-sale debt securities	454	452	462	463
Other long-term investments	13	13	16	16
Total cash and cash equivalents, investments, and funds held for customers	$2,098	$2,096	$1,179	$1,180

We include realized gains and losses on our available-for-sale debt securities in interest and other income or expense on our statements of operations. Gross realized gains and losses on our available-for-sale debt securities for the twelve months ended July 31, 2018, 2017 and 2016 were not significant.
We accumulate unrealized gains and losses on our available-for-sale debt securities, net of tax, in accumulated other comprehensive income or loss in the stockholders’ equity section of our balance sheets. Gross unrealized gains and losses on our available-for-sale debt securities at July 31, 2018 and July 31, 2017 were not significant.
We periodically review our investment portfolios to determine if any investment is other-than-temporarily impaired due to changes in credit risk or other potential valuation concerns. We believe that the investments that we held at July 31, 2018 were not other-than-temporarily impaired. Unrealized losses on available-for-sale debt securities at July 31, 2018 were not significant and are due to changes in interest rates, including market credit spreads, and not due to increased credit risks associated with specific securities. We do not intend to sell these investments. In addition, it is more likely than not that we will not be required to sell them before recovery at par, which may be at maturity.

Intuit Fiscal 2018 Form 10-K	70

Tables of Contents

The following table summarizes our available-for-sale debt securities classified by the stated maturity date of the security at the dates indicated.

	July 31, 2018		July 31, 2017
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$250	$250	$209	$209
Due within two years	117	116	164	164
Due within three years	66	65	59	60
Due after three years	21	21	30	30
Total available-for-sale debt securities	$454	$452	$462	$463

4. Property and Equipment
Property and equipment consisted of the following at the dates indicated:

	Life in	July 31,
(Dollars in millions)	Years	2018	2017
Equipment	3-5	$479	$579
Computer software	2-6	812	749
Furniture and fixtures	5	88	82
Leasehold improvements	3-16	325	310
Land	NA	79	81
Buildings	5-30	363	547
Capital in progress	NA	48	71
		2,194	2,419
Less accumulated depreciation and amortization		(1,382)	(1,389)
Total property and equipment, net		$812	$1,030

__________________________
NA = Not Applicable
The decrease in the total net property and equipment balance as of July 31, 2018 is primarily due to the sale of our data center in Quincy, Washington during fiscal 2018.
Capital in progress at July 31, 2018 and 2017 consisted primarily of costs related to internal use software projects and land and buildings that we are in the process of constructing on our headquarters campus in Mountain View, California. The balance of land and buildings in the capital in progress account was $29 million at July 31, 2018 and $30 million at July 31, 2017.
As discussed in Note 1, “Description of Business and Summary of Significant Accounting Policies – Internal Use Software,” we capitalize costs related to the development of computer software for internal use. We capitalized internal use software costs totaling $86 million for the twelve months ended July 31, 2018; $128 million for the twelve months ended July 31, 2017; and $103 million for the twelve months ended July 31, 2016. These amounts included capitalized labor costs of $45 million, $99 million and $80 million, respectively. Costs related to internal use software projects are included in the capital in progress category of property and equipment until project completion, at which time they are transferred to the computer software category.

Intuit Fiscal 2018 Form 10-K	71

Tables of Contents

5. Goodwill and Acquired Intangible Assets

Goodwill
Changes in the carrying value of goodwill by reportable segment during the twelve months ended July 31, 2018 and July 31, 2017 were as shown in the following table. Our reportable segments are described in Note 14, “Segment Information.”

(In millions)	Balance July 31, 2016	Goodwill Acquired/ Adjusted	Balance July 31, 2017	Goodwill Acquired/ Adjusted	Balance July 31, 2018
Small Business & Self-Employed	$1,168	$12	$1,180	$316	$1,496
Consumer	23	—	23	—	23
Strategic Partner	91	1	92	—	92
Totals	$1,282	$13	$1,295	$316	$1,611

Goodwill is net of accumulated impairment losses of $114 million, which were recorded prior to July 31, 2016 and are included in our Consumer segment. The increase in goodwill in our Small Business & Self-Employed segment during the twelve months ended July 31, 2018 was primarily due to the acquisitions of TSheets.com LLC, Exactor, Inc., and Applatix. See Note 6, “Business Combinations,” for more information.

Acquired Intangible Assets
The following table shows the cost, accumulated amortization and weighted average life in years for our acquired intangible assets at the dates indicated. The weighted average lives are calculated for assets that are not fully amortized.

(Dollars in millions)	Customer Lists	Purchased Technology	Trade Names and Logos	Covenants Not to Compete or Sue	Total

At July 31, 2018:
Cost	$257	$403	$25	$39	$724
Accumulated amortization	(242)	(364)	(24)	(33)	(663)
Acquired intangible assets, net	$15	$39	$1	$6	$61
Weighted average life in years	5	4	3	3	4

At July 31, 2017:
Cost	$240	$367	$23	$32	$662
Accumulated amortization	(240)	(346)	(23)	(31)	(640)
Acquired intangible assets, net	$—	$21	$—	$1	$22
Weighted average life in years	NA	6	NA	9	6

Intuit Fiscal 2018 Form 10-K	72

Tables of Contents

The following table shows the expected future amortization expense for our acquired intangible assets at July 31, 2018. Amortization of purchased technology is charged to cost of service and other revenue and to amortization of acquired technology in our statements of operations. Amortization of other acquired intangible assets such as customer lists is charged to amortization of other acquired intangible assets in our statements of operations. If impairment events occur, they could accelerate the timing of acquired intangible asset charges.

(In millions)	Expected Future Amortization Expense

Twelve months ending July 31,
2019	$25
2020	22
2021	10
2022	3
2023	1
Thereafter	—
Total expected future amortization expense	$61

6. Business Combinations

During fiscal 2018 we acquired all of the outstanding equity interests of TSheets.com LLC, Exactor, Inc., and Applatix, Inc. for total combined cash and other consideration of approximately $412 million. The $412 million included approximately $27 million for the fair value of equity awards and other cash consideration that is being charged to expense over the future service period of up to three years. These three businesses became part of our Small Business & Self-Employed segment and will provide additional features to our QuickBooks offerings such as automated time tracking and scheduling and the calculation and filing of sales and use taxes. We have included their results of operations in our consolidated results of operations from the dates of acquisition. Their results of operations for all periods presented and periods prior to the dates of acquisition were not material when compared with our consolidated results of operations.
Under the acquisition method of accounting we allocated the fair value of the total combined purchase consideration of $385 million to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values on the dates of acquisition. The fair values assigned to the identifiable intangible assets acquired were based on estimates and assumptions determined by management. We recorded the excess of consideration over the aggregate fair values as goodwill which is primarily attributable to expected synergies from future growth. Using information available at the time the acquisitions closed, we allocated approximately $5 million of the total combined purchase consideration to net tangible assets and approximately $62 million to identified intangible assets which are being amortized over a weighted average life of four years. The identified intangible assets include $38 million for purchased technology, $17 million for customer lists, and $7 million for covenants not to compete. We recorded the excess combined purchase consideration of approximately $318 million as goodwill, of which approximately $219 million is deductible for income tax purposes.

7. Discontinued Operations
On February 1, 2016 we completed the sale of our Demandforce business. On April 1, 2016 we completed the sales of our QuickBase and Quicken businesses. We received $463 million in cash and recorded a pre-tax gain of $354 million and a net gain of $173 million on the disposal of these three businesses in fiscal 2016.
We classified our Demandforce, QuickBase, and Quicken businesses as discontinued operations and have therefore segregated their operating results from continuing operations in our statements of operations for all periods presented. Because the cash flows of these businesses were not material for any period presented, we have not segregated them on our statements of cash flows. Demandforce and QuickBase were part of our Small Business & Self-Employed segment and Quicken was part of our former Consumer segment.
Net revenue from discontinued operations was $137 million for the twelve months ended July 31, 2016. We recorded net income from discontinued operations of $173 million for the twelve months ended July 31, 2016.

Intuit Fiscal 2018 Form 10-K	73

Tables of Contents

8. Current Liabilities

Short-Term Debt
On February 1, 2016 we entered into a master credit agreement with certain institutional lenders for a five-year credit facility in an aggregate principal amount of $1.5 billion. The master credit agreement includes a $500 million unsecured term loan and a $1 billion unsecured revolving credit facility. At July 31, 2018, $438 million was outstanding under the term loan, of which $50 million was classified as short-term debt. See Note 9, “Long-Term Obligations and Commitments – Long-Term Debt,” for more information regarding the term loan.

Unsecured Revolving Credit Facility
The master credit agreement we entered into on February 1, 2016 includes a $1 billion unsecured revolving credit facility that will expire on February 1, 2021. Under the master credit agreement we may, subject to certain customary conditions, on one or more occasions increase commitments under the revolving credit facility in an amount not to exceed $250 million in the aggregate and may extend the maturity date up to two times. Advances under the revolving credit facility accrue interest at rates that are equal to, at our election, either Bank of America's alternate base rate plus a margin that ranges from 0.0% to 0.5% or the London Interbank Offered Rate (LIBOR) plus a margin that ranges from 0.9% to 1.5%. Actual margins under either election will be based on our senior debt credit ratings. The master credit agreement includes customary affirmative and negative covenants, including financial covenants that require us to maintain a ratio of total debt to annual earnings before interest, taxes, depreciation and amortization (EBITDA) of not greater than 3.25 to 1.00 as of any date and a ratio of annual EBITDA to annual interest expense of not less than 3.00 to 1.00 as of the last day of each fiscal quarter. We remained in compliance with these covenants at all times during the fiscal year ended July 31, 2018. During the twelve months ended July 31, 2018 we borrowed and repaid $800 million under this revolving credit facility and at July 31, 2018 no amounts were outstanding. We paid $5 million for interest on the revolving credit facility during the twelve months ended July 31, 2018, $1 million during the twelve months ended July 31, 2017, and $2 million during the twelve months ended July 31, 2016.

Other Current Liabilities
Other current liabilities were as follows at the dates indicated:

	July 31,
(In millions)	2018	2017
Executive deferred compensation plan liabilities	$97	$83
Reserve for promotional discounts and rebates	10	19
Reserve for product returns	10	7
Current portion of license fee payable	9	10
Current portion of deferred rent	6	6
Current portion of dividend payable	10	9
Other	49	44
Total other current liabilities	$191	$178

9. Long-Term Obligations and Commitments

Long-Term Debt
On February 1, 2016 we entered into a master credit agreement with certain institutional lenders for a five-year credit facility in an aggregate principal amount of $1.5 billion, which includes a $500 million unsecured term loan. Under the master credit agreement we may, subject to certain customary conditions, on one or more occasions increase commitments under the term loan in an amount not to exceed $500 million in the aggregate. The term loan accrues interest at rates that are equal to, at our election, either Bank of America's alternate base rate plus a margin that ranges from 0.125% to 0.875% or LIBOR plus a margin that ranges from 1.125% to 1.875%. Actual margins under either election will be based on our senior debt credit ratings. The master credit agreement includes customary affirmative and negative covenants. See Note 8, “Current Liabilities – Unsecured Revolving Credit Facility,” for more information. The term loan is subject to quarterly principal payments of 2.5% of the loan amount which began in July 2017, with the balance payable on February 1, 2021. At July 31, 2018, $438 million was outstanding under the term loan, of which $50 million was classified as short-term debt. The carrying value of the term loan

Intuit Fiscal 2018 Form 10-K	74

Tables of Contents

approximates its fair value. Interest on the term loan is payable monthly. We paid $13 million for interest on the term loan during the twelve months ended July 31, 2018, $11 million during the twelve months ended July 31, 2017, and $4 million during the twelve months ended July 31, 2016.

Other Long-Term Obligations

Other long-term obligations were as follows at the dates indicated:

	July 31,
(In millions)	2018	2017
Long-term income tax liabilities	$61	$53
Total deferred rent	47	49
Total license fee payable	9	18
Total dividend payable	14	13
Long-term deferred income tax liabilities	7	7
Other	12	16
Total long-term obligations	150	156
Less current portion (included in other current liabilities)	(27)	(26)
Long-term obligations due after one year	$123	$130

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
Annual minimum commitments under purchase obligations and operating leases at July 31, 2018 were as shown in the table below.

(In millions)	Purchase Obligations	Operating Lease Commitments	Sublease Income	Net Operating Lease Commitments
Fiscal year ending July 31,
2019	$175	$66	$24	$42
2020	121	61	22	39
2021	125	59	19	40
2022	73	51	8	43
2023	—	49	—	49
Thereafter	—	113	—	113
Total commitments	$494	$399	$73	$326
Rent expense net of sublease income for continuing operations totaled $38 million for the twelve months ended July 31, 2018, $34 million for the twelve months ended July 31, 2017, and $36 million for the twelve months ended July 31, 2016. Rent expense includes base contractual rent and contractual variable expenses such as building maintenance, utilities, property taxes and insurance. Sublease income for continuing operations totaled $23 million for the twelve months ended July 31, 2018, $22 million for the twelve months ended July 31, 2017, and $10 million for the twelve months ended July 31, 2016.

Intuit Fiscal 2018 Form 10-K	75

Tables of Contents

10. Income Taxes
The provision for income taxes from continuing operations consisted of the following for the periods indicated:

	Twelve Months Ended July 31,
(In millions)	2018	2017	2016
Current:
Federal	$197	$345	$401
State	38	36	33
Foreign	14	8	13
Total current	249	389	447
Deferred:
Federal	44	4	(42)
State	(1)	1	(7)
Foreign	—	2	(1)
Total deferred	43	7	(50)
Total provision for income taxes from continuing operations	$292	$396	$397

We recognized excess tax benefits associated with share-based compensation of $100 million in the provision for income taxes for the twelve months ended July 31, 2018, and $72 million in the provision for income taxes for the twelve months ended July 31, 2017. Prior to our adoption of ASU 2016-09 in the first quarter of fiscal 2017, excess tax benefits associated with share-based compensation deductions were credited to stockholders’ equity rather than current tax expense. The reduction of income taxes payable resulting from share-based compensation deductions that were credited to stockholders’ equity was approximately $59 million for the twelve months ended July 31, 2016.
The sources of income from continuing operations before the provision for income taxes consisted of the following for the periods indicated:

	Twelve Months Ended July 31,
(In millions)	2018	2017	2016
United States	$1,464	$1,362	$1,205
Foreign	39	5	(2)
Total	$1,503	$1,367	$1,203

Differences between income taxes calculated using the federal statutory income tax rate and the provision for income taxes from continuing operations were as follows for the periods indicated:

	Twelve Months Ended July 31,
(In millions)	2018	2017	2016
Income from continuing operations before income taxes	$1,503	$1,367	$1,203

Statutory federal income tax	$404	$479	$421
State income tax, net of federal benefit	27	24	17
Federal research and experimentation credits	(38)	(24)	(33)
Domestic production activities deduction	(28)	(34)	(34)
Share-based compensation	11	14	16
Federal excess tax benefits related to share-based compensation	(94)	(69)	—
2017 Tax Act - Deferred tax re-measurement	43	—	—
Capital loss on subsidiary reorganization	(35)	—	—
Effects of non-U.S. operations	1	5	11
Other, net	1	1	(1)
Total provision for income taxes from continuing operations	$292	$396	$397

The Tax Cuts and Jobs Act (2017 Tax Act) was enacted on December 22, 2017 and reduces the U.S. statutory federal corporate tax rate from 35% to 21%. The effective date of the tax rate change was January 1, 2018. The change resulted in a blended lower U.S. statutory federal rate of 26.9% for fiscal year 2018. As a result, we adjusted our annual effective tax rate for the year ended July 31, 2018, as well as adjusted our U.S. net deferred tax asset balance at the lower rates.

Intuit Fiscal 2018 Form 10-K	76

Tables of Contents

As of July 31, 2018, we have not completed our accounting for the tax effects of enactment of the 2017 Tax Act; however, we have made a reasonable estimate of the effects on our existing deferred tax balances. We recorded a provisional charge of $43 million for fiscal year 2018, including a provisional charge reduction of $1 million during the fourth quarter related to the re-measurement of certain deferred tax balances.
Additionally, we have made provisional estimates of the impact of the 2017 Tax Act’s changes to our fiscal 2018 annual effective tax rate for items such as meals and entertainment and executive deferred compensation deductions. We do not expect to have any material tax impact from the foreign tax provisions of the 2017 Tax Act.
On December 22, 2017 the SEC issued Staff Accounting Bulletin No. 118 (SAB 118), which provides guidance for companies that are not able to complete their accounting for the income tax effects of the Act in the period of enactment. The guidance allows us to record provisional amounts to the extent a reasonable estimate can be made and provides us with up to one year from enactment date to finalize accounting for the impacts of the 2017 Tax Act. Since the 2017 Tax Act was passed in Intuit’s second quarter, the deferred tax re-measurements and other items are considered provisional due to the forthcoming guidance and ongoing analysis of the final year-end data and tax positions. The analysis is expected to be completed within the 12-month measurement period in accordance with SAB 118.
During fiscal year 2018, we completed a reorganization which resulted in a taxable liquidation of a subsidiary. The transaction gave rise to a capital loss which is available for carryback to prior years to offset capital gain income previously recognized. As a result, we recognized a tax benefit of $35 million during the fourth quarter of fiscal 2018.
The state income tax line in the table above includes excess tax benefits related to share-based compensation of $6 million and $3 million for the twelve months ended July 31, 2018 and 2017, respectively.
In December 2015 the Consolidated Appropriations Act, 2016 was signed into law, and includes a permanent reinstatement of the federal research and experimentation credit that was retroactive to January 1, 2015. We recorded a discrete tax benefit of approximately $12 million for the retroactive effect during the twelve months ended July 31 2016.
The U.S. deferred income taxes as of July 31, 2018 reflect the reduction in the U.S. statutory tax rate from 35% to 21% resulting from the 2017 Tax Act. Significant deferred tax assets and liabilities were as follows at the dates indicated:

	July 31,
(In millions)	2018	2017
Deferred tax assets:
Accruals and reserves not currently deductible	$12	$35
Deferred revenue	46	74
Deferred rent	8	13
Accrued and deferred compensation	41	62
Loss and tax credit carryforwards	97	71
Share-based compensation	49	70
Other, net	4	14
Total gross deferred tax assets	257	339
Valuation allowance	(93)	(64)
Total deferred tax assets	164	275
Deferred tax liabilities:
Intangible assets	65	93
Property and equipment	19	57
Total deferred tax liabilities	84	150
Net deferred tax assets	$80	$125

The components of total net deferred tax assets, net of valuation allowances, as shown on our balance sheets were as follows at the dates indicated:

	July 31,
(In millions)	2018	2017
Long-term deferred income taxes	$87	$132
Long-term deferred income taxes included in other long-term obligations	(7)	(7)
Net deferred tax assets	$80	$125

We have provided a valuation allowance related to state research and experimentation tax credit carryforwards, foreign loss carryforwards, and state operating and capital loss carryforwards that we believe are unlikely to be realized. Changes in the

Intuit Fiscal 2018 Form 10-K	77

Tables of Contents

valuation allowance during the twelve months ended July 31, 2018 and July 31, 2017 were primarily related to an increase in the valuation allowance for state research and experimentation tax credit and foreign loss carryforwards.
At July 31, 2016, the income tax expense associated with the net gain from discontinued operations consisted of $179 million related to the sale of Demandforce, QuickBase, and Quicken, and $2 million related to the increase of valuation allowance on state capital loss carryforwards. See Note 7, “Discontinued Operations,” for more information.
At July 31, 2018, we had total federal net operating loss carryforwards of approximately $16 million that will start to expire in fiscal 2028. Utilization of the net operating losses is subject to annual limitation. The annual limitation may result in the expiration of net operating losses before utilization.
At July 31, 2018, we had total state net operating loss carryforwards of approximately $93 million for which we have recorded a deferred tax asset of $6 million and a valuation allowance of $5 million. The state net operating losses will start to expire in fiscal 2027. Utilization of the net operating losses is subject to annual limitation. The annual limitation may result in the expiration of net operating losses before utilization.
At July 31, 2018, we had Singapore operating loss carryforwards of approximately $84 million and Brazil operating loss carryforwards of approximately $23 million which have an indefinite carryforward period. We maintain a full valuation allowance with respect to operating losses in these jurisdictions, as there is not sufficient evidence of future sources of taxable income required to utilize such carryforwards.
At July 31, 2018, we had California research and experimentation credit carryforwards of approximately $100 million. We recorded a full valuation on the related deferred tax asset, as we believe it is more likely than not that these credits will not be utilized.

Unrecognized Tax Benefits
The aggregate changes in the balance of our gross unrecognized tax benefits were as follows for the periods indicated:

	Twelve Months Ended July 31,
(In millions)	2018	2017	2016
Gross unrecognized tax benefits, beginning balance	$61	$60	$56
Increases related to tax positions from prior fiscal years, including acquisitions	10	8	7
Decreases related to tax positions from prior fiscal years	(3)	(8)	(7)
Increases related to tax positions taken during current fiscal year	23	9	15
Settlements with tax authorities	(1)	(8)	(11)
Gross unrecognized tax benefits, ending balance	$90	$61	$60

The total amount of our unrecognized tax benefits at July 31, 2018 was $90 million. Net of related deferred tax assets, unrecognized tax benefits were $57 million at that date. If we were to recognize these net benefits, our income tax expense would reflect a favorable net impact of $57 million. We do not believe that it is reasonably possible that there will be a significant increase or decrease in unrecognized tax benefits over the next 12 months.
We file U.S. federal, U.S. state, and foreign tax returns. Our major tax jurisdictions are U.S. federal and the State of California. For U.S. federal tax returns we are no longer subject to tax examinations for years prior to fiscal 2013. For California tax returns we are currently under tax examinations for fiscal 2013 to fiscal 2015.
We recognize interest and penalties related to unrecognized tax benefits within the provision for income taxes. Amounts accrued at July 31, 2018 and July 31, 2017 for the payment of interest and penalties were not significant. The amounts of interest and penalties that we recognized during the twelve months ended July 31, 2018, 2017 and 2016 were also not significant.

Intuit Fiscal 2018 Form 10-K	78

Tables of Contents

11. Stockholders’ Equity

Stock Repurchase Programs
Intuit’s Board of Directors has authorized a series of common stock repurchase programs. Shares of common stock repurchased under these programs become treasury shares. Under these programs, we repurchased 1.9 million shares of our common stock for $272 million during the twelve months ended July 31, 2018. At July 31, 2018, we had authorization from our Board of Directors to expend up to an additional $1.2 billion for stock repurchases. On August 21, 2018, our Board approved a new stock repurchase program under which we are authorized to repurchase up to an additional $2 billion of our common stock, bringing the total authorization to $3.2 billion. Future stock repurchases under the current program are at the discretion of management, and authorization of future stock repurchase programs is subject to the final determination of our Board of Directors.
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

Dividends on Common Stock
During fiscal 2018 we declared and paid cash dividends that totaled $1.56 per share of outstanding common stock or approximately $407 million. In August 2018 our Board of Directors declared a quarterly cash dividend of $0.47 per share of outstanding common stock payable on October 18, 2018 to stockholders of record at the close of business on October 10, 2018. Future declarations of dividends and the establishment of future record dates and payment dates are subject to the final determination of our Board of Directors.

Description of 2005 Equity Incentive Plan
Our stockholders initially approved our 2005 Equity Incentive Plan (2005 Plan) on December 9, 2004. On January 19, 2017 our stockholders approved an Amended and Restated 2005 Equity Incentive Plan (Restated 2005 Plan) that expires on January 19, 2027 and approved an additional 23.1 million shares for issuance under that plan. Under the Restated 2005 Plan, we are permitted to grant incentive and non-qualified stock options, restricted stock awards, restricted stock units (RSUs), stock appreciation rights and stock bonus awards to our employees, non-employee directors, and consultants. The Compensation and Organizational Development Committee of our Board of Directors or its delegates determine who will receive grants, when those grants will be exercisable, their exercise price and other terms. We are permitted to issue up to 138.1 million shares under the Restated 2005 Plan. The plan provides a fungible share reserve. Each stock option granted on or after November 1, 2010 reduces the share reserve by one share and each restricted stock award or restricted stock unit granted reduces the share reserve by 2.3 shares. Stock options forfeited and returned to the pool of shares available for grant increase the pool by one share for each share forfeited. Restricted stock awards and RSUs forfeited and returned to the pool of shares available for grant increase the pool by 2.3 shares for each share forfeited. Shares withheld for income taxes upon vesting of RSUs that were granted on or after July 21, 2016 are also returned to the pool of shares available for grant. At July 31, 2018, there were approximately 22.8 million shares available for grant under this plan. Stock options granted under the 2005 Plan and the Restated 2005 Plan typically vest over three to four years based on continued service and have a seven year term. RSUs granted under those plans typically vest over three to four years based on continued service. Certain RSUs granted to senior management vest based on the achievement of pre-established performance or market goals.

Intuit Fiscal 2018 Form 10-K	79

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
Under the ESPP, employees purchased 612,768 shares of Intuit common stock during the twelve months ended July 31, 2018; 752,605 shares during the twelve months ended July 31, 2017; and 882,206 shares during the twelve months ended July 31, 2016. At July 31, 2018, there were 2,391,194 shares available for issuance under this plan.

Adoption of ASU 2016-09
In fiscal 2017 we adopted ASU 2016-09, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” which requires tax benefits recognized on share-based compensation expense to be reflected in our condensed consolidated statements of operations as a component of the provision for income taxes on a prospective basis. Excess tax benefits are classified as an operating activity in our condensed consolidated statements of cash flows and we applied this provision on a retrospective basis. For the twelve months ended July 31, 2018 and 2017, we recognized excess tax benefits of $100 million and $72 million in our provision for income taxes. For the twelve months ended July 31, 2016, net cash provided by operating activities increased by $59 million with a corresponding offset to net cash used in financing activities. As a result of the adoption of ASU 2016-09, as of August 1, 2016, we recognized the net cumulative effect of this change as a $6 million increase to additional paid-in capital, a $2 million increase to deferred tax assets and a $4 million reduction to retained earnings.

Share-Based Compensation Expense
The following table summarizes the total share-based compensation expense that we recorded in operating income from continuing operations for the periods shown.

	Twelve Months Ended July 31,
(In millions except per share amounts)	2018	2017	2016
Cost of product revenue	$3	$—	$—
Cost of service and other revenue	40	8	8
Selling and marketing	101	88	77
Research and development	133	122	90
General and administrative	105	108	103
Total share-based compensation expense from continuing operations	382	326	278
Income tax benefit	(199)	(179)	(86)
Decrease in net income from continuing operations	$183	$147	$192

Decrease in net income per share from continuing operations:
Basic	$0.71	$0.57	$0.73
Diluted	$0.70	$0.56	$0.72

We capitalized $3 million in share-based compensation related to internal use software projects during the twelve months ended July 31, 2018, $7 million during the twelve months ended July 31, 2017, and $6 million during the twelve months ended July 31, 2016. The table above also excludes share-based compensation expense for our discontinued operations, which totaled $3 million during the twelve months ended July 31, 2016. Because we have not reclassified our statements of cash flows to segregate discontinued operations, these amounts are included in share-based compensation expense on our statements of cash flows for that period.

Determining Fair Value
Valuation and Amortization Method. We estimate the fair value of stock options granted using a lattice binomial model and a multiple option award approach. Our stock options have various restrictions, including vesting provisions and restrictions on

Intuit Fiscal 2018 Form 10-K	80

Tables of Contents

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
Dividends. We use an annualized expected dividend yield in our option valuation model. We paid quarterly cash dividends during all years presented and currently expect to continue to pay cash dividends in the future.
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
We used the following assumptions to estimate the fair value of stock options granted and shares purchased under our Employee Stock Purchase Plan for the periods indicated:

	Twelve Months Ended July 31,
	2018	2017	2016
Assumptions for stock options:
Expected volatility (range)	25%	22% - 23%	22% - 26%
Weighted average expected volatility	25%	23%	22%
Risk-free interest rate (range)	2.84%	1.65% - 1.70%	0.98% - 1.49%
Expected dividend yield	0.72%	0.97% - 1.17%	1.06% - 1.36%

Assumptions for ESPP:
Expected volatility (range)	20% - 25%	18% - 21%	23% - 26%
Weighted average expected volatility	23%	20%	25%
Risk-free interest rate (range)	1.05% - 1.96%	0.30% - 0.89%	0.06% - 0.47%
Expected dividend yield	0.87% - 1.10%	1.09% - 1.10%	1.13% - 1.34%

Intuit Fiscal 2018 Form 10-K	81

Tables of Contents

Share-Based Awards Available for Grant

A summary of share-based awards available for grant under our 2005 Equity Incentive Plan for the fiscal periods indicated was as follows:

(Shares in thousands)	Shares Available for Grant
Balance at July 31, 2015	17,183
Options granted	(2,553)
Restricted stock units granted (1)	(9,364)
Share-based awards canceled/forfeited/expired (1)(2)	3,724
Balance at July 31, 2016	8,990
Additional shares authorized	23,110
Options granted	(1,786)
Restricted stock units granted (1)	(9,160)
Share-based awards canceled/forfeited/expired (1)(2)	4,010
Balance at July 31, 2017	25,164
Options granted	(455)
Restricted stock units granted (1)	(6,504)
Share-based awards canceled/forfeited/expired (1)(2)	4,586
Balance at July 31, 2018	22,791
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

Intuit Fiscal 2018 Form 10-K	82

Tables of Contents

Stock Option Activity and Related Share-Based Compensation Expense
A summary of stock option activity for the periods indicated was as follows:

	Options Outstanding
(Shares in thousands)	Number of Shares	Weighted Average Exercise Price Per Share
Balance at July 31, 2015	8,713	$69.13
Granted	2,553	113.08
Exercised	(2,566)	48.93
Canceled or expired	(354)	74.56
Balance at July 31, 2016	8,346	88.55
Granted	1,786	135.24
Exercised	(2,213)	69.12
Canceled or expired	(431)	104.78
Balance at July 31, 2017	7,488	104.50
Granted	455	216.64
Exercised	(2,416)	89.41
Canceled or expired	(373)	121.31
Balance at July 31, 2018	5,154	$120.26

Information regarding stock options outstanding as of July 31, 2018 is summarized below:

	Number of Shares (in thousands)	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value (in millions)
Options outstanding	5,154	4.82	$120.26	$493
Options exercisable	2,933	4.01	$101.40	$336

The aggregate intrinsic values at July 31, 2018 are calculated as the difference between the exercise price of the underlying options and the market price of our common stock for shares that were in-the-money at that date. In-the-money options at July 31, 2018 were options that had exercise prices that were lower than the $204.24 market price of our common stock at that date.
Additional information regarding our stock options and ESPP shares is shown in the table below.

	Twelve Months Ended July 31,
(In millions except per share amounts)	2018	2017	2016
Weighted average fair value of options granted (per share)	$50.77	$25.54	$20.35

Total grant date fair value of options vested	$38	$37	$32

Aggregate intrinsic value of options exercised	$188	$126	$134

Share-based compensation expense for stock options and ESPP	$56	$52	$48

Total tax benefit for stock option and ESPP share-based compensation	$56	$49	$13

Cash received from option exercises	$216	$153	$126

Cash tax benefits realized related to tax deductions for non-qualified option exercises and disqualifying dispositions under all share-based payment arrangements	$53	$46	$47

Intuit Fiscal 2018 Form 10-K	83

Tables of Contents

At July 31, 2018, there was approximately $62 million of unrecognized compensation cost related to non-vested stock options with a weighted average vesting period of 2.5 years. We will adjust unrecognized compensation cost for actual forfeitures as they occur.

Restricted Stock Unit Activity and Related Share-Based Compensation Expense
A summary of restricted stock unit (RSU) activity for the periods indicated was as follows:

(Shares in thousands)	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at July 31, 2015	8,916	$72.48
Granted	4,072	99.30
Vested	(2,392)	78.07
Forfeited	(1,557)	77.03
Nonvested at July 31, 2016	9,039	82.30
Granted	3,983	119.84
Vested	(3,121)	86.93
Forfeited	(1,265)	76.75
Nonvested at July 31, 2017	8,636	98.76
Granted	2,828	185.53
Unregistered restricted stock granted in connection with acquisitions	75	163.00
Vested	(2,960)	105.71
Forfeited	(1,196)	88.59
Nonvested at July 31, 2018	7,383	$131.50

Additional information regarding our RSUs is shown in the table below.

	Twelve Months Ended July 31,
(In millions)	2018	2017	2016
Total fair market value of shares vested	$527	$388	$288

Share-based compensation for RSUs	$326	$274	$230

Total tax benefit related to RSU share-based compensation expense	$143	$130	$73

Cash tax benefits realized for tax deductions for RSUs	$142	$130	$92

At July 31, 2018, there was $820 million of unrecognized compensation cost related to non-vested RSUs with a weighted average vesting period of 2.8 years. We will adjust unrecognized compensation cost for actual forfeitures as they occur.

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

	July 31,
(In millions)	2018	2017
Unrealized losses on available-for-sale debt securities	$(2)	$—
Foreign currency translation adjustments	(33)	(22)
Total accumulated other comprehensive loss	$(35)	$(22)

Intuit Fiscal 2018 Form 10-K	84

Tables of Contents

12. Benefit Plans

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
We had liabilities related to this plan of $97 million at July 31, 2018 and $83 million at July 31, 2017. We have matched the plan liabilities with similar-performing assets, which are primarily investments in life insurance contracts. These assets are recorded in other long-term assets while liabilities related to obligations are recorded in other current liabilities on our balance sheets.

401(k) Plan
In the United States, employees who participate in the Intuit Inc. 401(k) Plan may currently contribute up to 50% of pre-tax compensation, subject to Internal Revenue Service limitations and the terms and conditions of the plan. We match a portion of employee contributions, currently 125% up to six percent of salary, subject to Internal Revenue Service limitations. Matching contributions were $50 million for the twelve months ended July 31, 2018; $49 million for the twelve months ended July 31, 2017; and $46 million for the twelve months ended July 31, 2016.

13. Litigation

In fiscal 2015 Intuit was contacted by certain state and federal regulatory authorities in connection with inquiries regarding an increase during the 2015 tax season in attempts by criminals using stolen identity information to file fraudulent tax returns and claim refunds. Intuit provided information in response to those inquiries and now believes those inquiries are resolved.
A consolidated putative class action lawsuit was filed by individuals who claim to have suffered damages in connection with the 2015 events. On May 23, 2018, the parties reached a settlement in principle of this matter, which is subject to preliminary and final approval by the court. On August 23, 2018, the parties filed a motion for preliminary approval of the settlement. A preliminary approval hearing is scheduled to be heard on October 4, 2018. The terms of the proposed settlement are not material to our consolidated financial statements. In the event the settlement does not receive final approval by the court, the litigation may resume and we may not be able to predict the outcome of such lawsuit. We continue to believe that the allegations in this lawsuit are without merit.
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

14. Segment Information
In August 2017, we aligned our segment reporting for fiscal 2018 with our core customers and business partners. The Consumer Ecosystem offering moved from the Small Business segment into the Consumer Tax segment. The company also renamed the Small Business, Consumer Tax, and ProConnect segments as the Small Business & Self-Employed, Consumer, and Strategic Partner segments, respectively. The Strategic Partner segment will continue to manage our professional tax

Intuit Fiscal 2018 Form 10-K	85

Tables of Contents

offerings. We have reclassified certain amounts related to our reportable segments previously reported in our financial statements to conform to the current presentation.
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

Small Business & Self-Employed:  This segment targets small businesses and the self-employed around the globe, and the accounting professionals who serve and advise them. Our offerings include QuickBooks financial and business management online services and desktop software, payroll solutions, payment processing solutions, and financing for small businesses.
Consumer:  This segment targets consumers and includes do-it-yourself and assisted TurboTax income tax preparation products and services sold in the U.S. and Canada. Our Mint and Turbo offerings target consumers and help them understand and improve their financial lives by offering a view of their financial health.
Strategic Partner:  This segment targets professional accountants in the U.S. and Canada, who are essential to both small business success and tax preparation and filing. Our professional tax offerings include Lacerte, ProSeries, ProFile, and ProConnect Tax Online.

All of our segments operate primarily in the United States and sell primarily to customers in the United States. International total net revenue was less than 5% of consolidated total net revenue for the twelve months ended July 31, 2018, 2017 and 2016.
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
The following table shows our financial results by reportable segment for the periods indicated. Segment results for fiscal 2017 and 2016 have been reclassified to conform to the fiscal 2018 segment presentation, as described earlier in this footnote. Results for all periods presented have been adjusted to exclude results for our Demandforce, QuickBase, and Quicken businesses, which we classified as discontinued operations in the fourth quarter of fiscal 2015 and sold during fiscal 2016. See Note 7, “Discontinued Operations,” for more information.

	Twelve Months Ended July 31,
(In millions)	2018	2017	2016

Net revenue:
Small Business & Self-Employed	$2,994	$2,539	$2,221
Consumer	2,517	2,201	2,045
Strategic Partner	453	437	428
Total net revenue	$5,964	$5,177	$4,694

Operating income from continuing operations:
Small Business & Self-Employed	$1,257	$1,072	$879
Consumer	1,596	1,395	1,304
Strategic Partner	281	263	268
Total segment operating income	3,134	2,730	2,451
Unallocated corporate items:
Share-based compensation expense	(382)	(326)	(278)
Other common expenses	(1,234)	(995)	(897)
Amortization of acquired technology	(15)	(12)	(22)
Amortization of other acquired intangible assets	(6)	(2)	(12)
Total unallocated corporate items	(1,637)	(1,335)	(1,209)
Total operating income from continuing operations	$1,497	$1,395	$1,242

Intuit Fiscal 2018 Form 10-K	86

Tables of Contents

15. Selected Quarterly Financial Data (Unaudited)
The following tables contain selected quarterly financial data for the twelve months ended July 31, 2018 and July 31, 2017.

	Fiscal 2018 Quarter Ended
(In millions, except per share amounts)	October 31	January 31	April 30	July 31
Total net revenue	$886	$1,165	$2,925	$988
Cost of revenue	196	246	304	231
All other costs and expenses	747	899	1,006	838
Operating income (loss)	(57)	20	1,615	(81)
Net income (loss)	(17)	(21)	1,200	49

Basic net income (loss) per share	$(0.07)	$(0.08)	$4.68	$0.19

Diluted net income (loss) per share	$(0.07)	$(0.08)	$4.59	$0.18

	Fiscal 2017 Quarter Ended
(In millions, except per share amounts)	October 31	January 31	April 30	July 31
Total net revenue	$778	$1,016	$2,541	$842
Cost of revenue	183	206	237	183
All other costs and expenses	656	788	860	669
Operating income (loss) from continuing operations	(61)	22	1,444	(10)
Net income (loss)	(30)	13	964	24

Basic net income (loss) per share	$(0.12)	$0.05	$3.76	$0.09

Diluted net income (loss) per share	$(0.12)	$0.05	$3.70	$0.09

Intuit Fiscal 2018 Form 10-K	87

Tables of Contents

INTUIT INC. SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(In millions)	Beginning Balance	Additions Charged to Expense/ Revenue	Deductions	Ending Balance
Year ended July 31, 2018
Allowance for doubtful accounts	$46	$58	$(99)	$5
Reserve for product returns	7	93	(90)	10
Reserve for promotional discounts and rebates	19	99	(108)	10

Year ended July 31, 2017
Allowance for doubtful accounts	$51	$44	$(49)	$46
Reserve for product returns	7	76	(76)	7
Reserve for promotional discounts and rebates	14	113	(108)	19

Year ended July 31, 2016
Allowance for doubtful accounts	$45	$49	$(43)	$51
Reserve for product returns	12	70	(75)	7
Reserve for promotional discounts and rebates	12	103	(101)	14

Notes:	The table above excludes balances and activity for our discontinued operations for all periods presented.

Intuit Fiscal 2018 Form 10-K	88

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
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of July 31, 2018 based on the guidelines established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of this evaluation, our management has concluded that our internal control over financial reporting was effective as of July 31, 2018 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. We reviewed the results of management’s assessment with the Audit and Risk Committee of Intuit’s Board of Directors.
Ernst & Young LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of July 31, 2018. Their report is included in Item 8 of this Annual Report on Form 10-K.
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

ITEM 9B - OTHER INFORMATION
None.

Intuit Fiscal 2018 Form 10-K	89

Tables of Contents

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Except for the information about our executive officers shown below, the information required by this Item 10 is incorporated by reference from the information contained in our Proxy Statement to be filed with the U.S. Securities and Exchange Commission in connection with the solicitation of proxies for our 2019 Annual Meeting of Stockholders (the “2019 Proxy Statement”) under the sections entitled “Proposal No. 1 - Election of Directors – Our Board Nominees,” “Corporate Governance,” and “Stock Ownership Information – Section 16(a) Beneficial Ownership Reporting Compliance.”
We maintain a Code of Conduct and Ethics that applies to all employees, including all officers. We also maintain a Board of Directors Code of Ethics that applies to all members of our Board of Directors. Our Code of Conduct and Ethics and Board of Directors Code of Ethics incorporate guidelines designed to deter wrongdoing and to promote honest and ethical conduct and compliance with applicable laws and regulations. Our Code of Conduct and Ethics and Board of Directors Code of Ethics are published on our Investor Relations website at https://investors.intuit.com/Corporate-Governance/Conduct-Guidelines/default.aspx. We disclose amendments to certain provisions of our Code of Conduct and Ethics and Board of Directors Code of Ethics, or waivers of such provisions granted to executive officers and directors, on this website.
EXECUTIVE OFFICERS
The following table shows Intuit’s executive officers and their areas of responsibility as of August 1, 2018 . Their biographies follow the table.

Name	Age	Position

Brad D. Smith	54	Chairman of the Board of Directors, President and Chief Executive Officer
Scott D. Cook	66	Chairman of the Executive Committee
Michelle M. Clatterbuck	50	Executive Vice President and Chief Financial Officer
Laura A. Fennell	57	Executive Vice President, People and Places
Sasan K. Goodarzi	50	Executive Vice President and General Manager, Small Business & Self-Employed Group
Gregory N. Johnson	50	Executive Vice President and General Manager, Consumer Group
Kerry J. McLean	54	Senior Vice President, General Counsel and Corporate Secretary
H. Tayloe Stansbury	57	Executive Vice President and Chief Technology Officer
Mark J. Flournoy	52	Vice President, Corporate Controller and Chief Accounting Officer
Mr. Smith has been President and Chief Executive Officer and a member of the Board of Directors since January 2008. He became Chairman of the Board in January 2016. On August 23, 2018, we announced that, effective January 1, 2019, Mr. Smith will be stepping down as the Chief Executive Officer of the company and will become the Executive Chairman of the Board. Prior to his role as the President and Chief Executive Officer, he was Senior Vice President and General Manager, Small Business Division from May 2006 to December 2007 and Senior Vice President and General Manager, QuickBooks from May 2005 to May 2006. He also served as Senior Vice President and General Manager, Consumer Tax Group from March 2004 until May 2005 and as Vice President and General Manager of Intuit’s Accountant Central and Developer Network from February 2003 to March 2004. Prior to joining Intuit in February 2003, Mr. Smith was Senior Vice President of Marketing and Business Development at ADP, a provider of business outsourcing solutions, where he held several executive positions from 1996 to 2003. Mr. Smith also serves on the boards of directors of Nordstrom, Inc. and SurveyMonkey Inc. Mr. Smith holds a Bachelor’s degree in Business Administration from Marshall University and a Master’s degree in Management from Aquinas College.
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
Ms. Clatterbuck has been Executive Vice President and Chief Financial Officer since February 2018. She manages the financial strategy and operations across the company, including Treasury, Procurement, Investor Relations and Finance Operations. Ms. Clatterbuck served as acting finance leader for Intuit’s Small Business Group from June 2017 through January 2018, led finance for the Consumer Tax Group beginning in September 2012 and was promoted to Senior Vice President for that group in August 2016. Her earlier roles at Intuit include Vice President of finance for the Professional Tax business in 2006 and finance director in October 2004. Ms. Clatterbuck joined Intuit in March 2003 as a senior finance manager. Prior to Intuit, Ms.

Intuit Fiscal 2018 Form 10-K	90

Tables of Contents

Clatterbuck held various financial management roles at General Electric. Before that, she was a financial litigation consultant at The Barrington Consulting Group. Ms. Clatterbuck holds a bachelor’s degree in commerce with a concentration in finance from the University of Virginia.
Ms. Fennell has been Executive Vice President, People and Places since August 2018 and previously served as Executive Vice President, General Counsel and Corporate Secretary. She served as Senior Vice President, General Counsel and Corporate Secretary from February 2007. Ms. Fennell joined Intuit as Vice President, General Counsel and Corporate Secretary in April 2004. She leads the team responsible for acquiring, developing, mobilizing and rewarding the company's global workforce. Prior to joining Intuit, Ms. Fennell spent nearly eleven years at Sun Microsystems, Inc., most recently as Vice President of Corporate Legal Resources, as well as Acting General Counsel. Prior to joining Sun, she was an associate attorney at Wilson Sonsini, Goodrich & Rosati PC. Ms. Fennell sits on the board of directors of the Children’s Discovery Museum of San Jose. Ms. Fennell holds a Bachelor of Science degree in Business Administration from California State University, Chico and a Juris Doctor from Santa Clara University.
Mr. Goodarzi has been Executive Vice President and General Manager of Intuit’s Small Business Group since May 2016. On August 23, 2018, we announced that, effective January 1, 2019, Mr. Goodarzi will become the Chief Executive Officer of the company and a member of the Board of Directors. He previously was Executive Vice President and General Manager of Intuit’s Consumer Tax Group from August 2015 through April 2016 and from August 2013 to July 2015 served as Senior Vice President and General Manager of the Consumer Tax Group. He served as Intuit’s Senior Vice President and Chief Information Officer from August 2011 to July 2013, having rejoined Intuit after serving as CEO of Nexant Inc., a privately held provider of intelligent grid software and clean energy solutions, beginning in November 2010. During his previous tenure at Intuit from 2004 to 2010, Mr. Goodarzi led several business units including Intuit Financial Services and the professional tax division. Prior to joining Intuit, Mr. Goodarzi worked for Invensys, a global provider of industrial automation, transportation and controls technology, serving as global president of the products group. He also held a number of senior leadership roles in the automation control division at Honeywell. He serves on the board of Atlassian Corporation Plc. Mr. Goodarzi holds a Bachelor’s degree in Electrical Engineering from the University of Central Florida and a Master’s degree in Business Administration from the Kellogg School of Management at Northwestern University.
Mr. Johnson has been Executive Vice President and General Manager of Intuit's Consumer Group since August 2018. He joined Intuit in 2012 as Senior Vice President of marketing. Mr. Johnson leads an organization that offers a suite of consumer tax and financial products and services in the U.S. and Canada. He has more than 20 years’ experience in marketing, which spans across consumer packaged goods, retail, and international and emerging markets. Prior to joining Intuit, Mr. Johnson worked for various organizations, including Kraft Foods, SC Johnson, Kodak, Gillette, Best Buy, and the United States Air Force. Mr. Johnson holds a Bachelor of Science degree in Operations Research from the United States Air Force Academy.
Ms. McLean has been Senior Vice President, General Counsel and Corporate Secretary since August 2018, after having served as Vice President, Deputy General Counsel since August 2010. She joined Intuit in 2006 as Director, Deputy General Counsel. Ms. McLean leads Intuit’s legal, privacy and compliance teams. Prior to joining Intuit, Ms. McLean spent over six years at Wind River Systems, Inc., most recently as the Director of Legal. Prior to joining Wind River, she was an associate at Howard, Rice, Nemerovski, Canady, Falk & Rabkin PC (now Arnold & Porter Kaye Scholer LLP). Ms. McLean holds a Bachelor of Arts degree in International Relations from University of California, Davis and a Juris Doctor from University of California, Hastings College of Law.
Mr. Stansbury has been Executive Vice President and Chief Technology Officer since August 2015 and joined Intuit in May 2009 as Senior Vice President and Chief Technology Officer. On August 23, 2018, we announced that Mr. Stansbury will be stepping down from his role as the Chief Technology Officer of the company effective January 1, 2019. Mr. Stansbury previously served as chief information officer of VMware. Earlier he was executive vice president of Ariba and held executive engineering and general management roles at Calico Commerce and Xerox, led developer tools engineering groups at Borland International and Sun Microsystems, and researched intelligent systems at Xerox PARC. Mr. Stansbury serves on the boards of Coupa Software Inc. and Shutterfly, Inc. Mr. Stansbury holds a Bachelor’s degree in Applied Mathematics from Harvard University.
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

ITEM 11 - EXECUTIVE COMPENSATION
The information required by this Item 11 is incorporated by reference from the information contained in our 2019 Proxy Statement under the sections entitled “Corporate Governance – Compensation Committee Interlocks and Insider Participation,” “Director Compensation,” “Equity Compensation Plan Information,” and “Executive Compensation Tables.”

Intuit Fiscal 2018 Form 10-K	91

Tables of Contents

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item 12 is incorporated by reference from the information contained in our 2019 Proxy Statement under the sections entitled “Stock Ownership Information” and “Executive Compensation Tables.”

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item 13 is incorporated by reference from the information contained in our 2019 Proxy Statement under the sections entitled “Corporate Governance – Director Independence” and “Transactions with Related Persons.”

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICE
The information required by this Item 14 is incorporated by reference from the information contained in our 2019 Proxy Statement under the section entitled “Proposal No. 3 – Ratification of Selection of Independent Registered Public Accounting Firm.”

PART IV

ITEM 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

1.	Financial Statements – See Index to Consolidated Financial Statements in Part II, Item 8.

2.	Financial Statement Schedules – See Index to Consolidated Financial Statements in Part II, Item 8.

3.	Exhibits – See Exhibit Index immediately following the signature page of this Annual Report on Form 10-K.

Intuit Fiscal 2018 Form 10-K	92

Tables of Contents

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

INTUIT INC.
Dated:	August 31, 2018	By:	/s/ MICHELLE M. CLATTERBUCK
Michelle M. Clatterbuck
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Intuit Fiscal 2018 Form 10-K	93

Tables of Contents

POWER OF ATTORNEY
By signing this Annual Report on Form 10-K below, I hereby appoint each of Brad D. Smith and Michelle M. Clatterbuck as my attorney-in-fact to sign all amendments to this Form 10-K on my behalf, and to file this Form 10-K (including all exhibits and other documents related to the Form 10-K) with the Securities and Exchange Commission. I authorize each of my attorneys-in-fact to (1) appoint a substitute attorney-in-fact for himself and (2) perform any actions that he believes are necessary or appropriate to carry out the intention and purpose of this Power of Attorney. I ratify and confirm all lawful actions taken directly or indirectly by my attorneys-in-fact and by any properly appointed substitute attorneys-in-fact.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date
Principal Executive Officer:
/s/ BRAD D. SMITH	Chairman of the Board of Directors, President and Chief Executive Officer	August 31, 2018
Brad D. Smith

Principal Financial Officer:
/s/ MICHELLE M. CLATTERBUCK	Executive Vice President and Chief Financial Officer	August 31, 2018
Michelle M. Clatterbuck

Principal Accounting Officer:
/s/ MARK J. FLOURNOY	Vice President, Corporate Controller and Chief Accounting Officer	August 31, 2018
Mark J. Flournoy

Additional Directors:
/s/ EVE BURTON	Director	August 31, 2018
Eve Burton

/s/ SCOTT D. COOK	Director	August 31, 2018
Scott D. Cook

/s/ RICHARD DALZELL	Director	August 31, 2018
Richard Dalzell

/s/ DEBORAH LIU	Director	August 31, 2018
Deborah Liu

/s/ SUZANNE NORA JOHNSON	Director	August 31, 2018
Suzanne Nora Johnson

/s/ DENNIS D. POWELL	Director	August 31, 2018
Dennis D. Powell

/s/ THOMAS SZKUTAK	Director	August 31, 2018
Thomas Szkutak

/s/ RAUL VAZQUEZ	Director	August 31, 2018
Raul Vazquez

/s/ JEFF WEINER	Director	August 31, 2018
Jeff Weiner

Intuit Fiscal 2018 Form 10-K	94

Tables of Contents

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference Form/File No.	Date

3.01	Restated Intuit Certificate of Incorporation, dated as of January 19, 2000		10-Q	6/14/2000

3.02	Bylaws of Intuit, as amended and restated effective May 5, 2016		8-K	5/9/2016

4.01	Form of Specimen Certificate for Intuit’s Common Stock		10-K	9/15/2009

10.01+	Intuit Inc. Amended and Restated 2005 Equity Incentive Plan, as amended through January 19, 2017		S-8 333-215639	1/20/2017

10.02+	Intuit Inc. Amended and Restated 2005 Equity Incentive Plan, as amended through January 23, 2014		S-8 333-193551	1/24/2014

10.03+	Intuit Inc. Amended and Restated 2005 Equity Incentive Plan, as amended through July 24, 2012		8-K	7/27/2012

10.04+	Intuit Inc. Amended and Restated 2005 Equity Incentive Plan, as approved January 19, 2011		S-8 333-171768	1/19/2011

10.05+	Intuit Inc. 2005 Equity Incentive Plan, as amended December 15, 2009		S-8 333-163728	12/15/2009

10.06+	Intuit Inc. 2005 Equity Incentive Plan, as amended December 16, 2008		S-8 333-156205	12/17/2008

10.07+	Intuit Inc. 2005 Equity Incentive Plan, as amended April 23, 2008		8-K	4/28/2008

10.08+
Forms of Equity Grant Agreements: EVP-SVP TSR Performance-Based Restricted Stock Unit, CEO TSR Performance-Based Restricted Stock Unit, EVP Time-Based Restricted Stock Unit, CEO Restricted Stock Unit, Stock Option - 4 year vest, Time-Based RSU - 4 year vest (focal), New Hire Time-Based Restricted Stock Unit - 4 year vest
X

10.09+
Forms of Equity Grant Agreements: Restricted Stock Unit, CEO TSR Performance-Based Restricted Stock Unit, CEO Restricted Stock Unit, Executive TSR Performance-Based Restricted Stock Unit, EVP Restricted Stock Unit, Restricted Stock Unit - MSPP Purchased, Restricted Stock Unit- MSPP Matching, Stock Option
			10-K	9/1/2017

10.10+
Forms of Equity Grant Agreements: CEO Restricted Stock Unit, CEO TSR Performance-Based Restricted Stock Unit, Executive Restricted Stock Unit, EVP/SVP TSR Performance-Based Restricted Stock Unit, Restricted Stock Unit, and Stock Option Agreement
			10-K	9/1/2016

10.11+	Form of CEO Restricted Stock Unit Agreement - time-based vesting (deferred release)		10-K	9/1/2015

10.12+	Form of CEO Restricted Stock Unit Agreement - performance-based - Total Shareholder Return Goals (deferred release)		10-K	9/1/2015

10.14+	Form of Performance-Based Restricted Stock Unit Agreement (total shareholder return goals)		10-K	9/12/2014

10.15+	Form of Amended and Restated 2005 Equity Incentive Plan Non-Qualified Stock Option Grant Agreement: New Hire, Promotion, Retention or Focal Grant		10-K	9/13/2013

10.16+	Form of Restricted Stock Unit Agreement (service-based vesting)		10-K	9/13/2012

Intuit Fiscal 2018 Form 10-K	95

Tables of Contents

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference Form/File No.	Date
10.17+	Form of Restricted Stock Unit Agreement (executive vesting)		10-K	9/13/2012

10.18+	Form of Executive Promotion/New Hire Stock Option Agreement		10-K	9/12/2008

10.19+	2005 Equity Incentive Plan Form of Non-Qualified Stock Option - New Hire, Promotion or Retention Grant		10-Q	12/10/2004

10.20+	Description of Non-Employee Director Compensation, approved October 19, 2017 and effective January 18, 2018		10-Q	11/20/2017

10.21+	Non-employee Director Compensation Program, effective January 21, 2016		10-Q	2/25/2016

10.22+	Forms of Non-employee Director Restricted Stock Unit Agreements		10-Q	11/20/2017

10.23+	Form of Director Restricted Stock Units Initial Grant Agreements		10-Q	3/1/2013

10.24+	Form of Director Restricted Stock Units Initial Grant Agreement for Mid-Year Directors		10-Q	3/1/2013

10.25+	Form of Director Restricted Stock Units Succeeding Grant Agreement		10-Q	3/1/2013

10.26+	Form of Director Restricted Stock Units Succeeding Grant Agreement for Mid-Year Directors		10-Q	3/1/2013

10.27+	Form of Director Restricted Stock Units Conversion Grant Agreement		10-Q	3/1/2013

10.28+	Form of Director Restricted Stock Unit Grant Agreement		10-Q	12/1/2011

10.29+	Third Amended and Restated Management Stock Purchase Program		10-Q	5/24/2016

10.30+	Second Amended and Restated Management Stock Purchase Program		10-Q	2/29/2012

10.31+	Form of Restricted Stock Unit Grant Agreement for MSPP Purchased Award		10-K	9/13/2012

10.32+	Form of Restricted Stock Unit Grant Agreement for MSPP Matching Award		10-K	9/13/2012

10.33+	PayCycle, Inc. 1999 Equity Incentive Plan, as amended, effective November 1, 1999		S-8	8/5/2009

10.34+	Form of Intuit Inc. Stock Option Assumption Agreement		S-8	8/5/2009

10.35+	Intuit Executive Relocation Policy	X

10.36+	Intuit Inc. Non-qualified Deferred Compensation Plan, effective January 1, 2009		10-Q	11/20/2017

10.37+	Intuit Inc. 2005 Executive Deferred Compensation Plan, effective January 1, 2005		10-Q	12/10/2004

10.38+	Intuit Executive Deferred Compensation Plan, effective March 15, 2002		10-Q	5/31/2002

10.39+	Intuit Inc. Performance Incentive Plan for Fiscal Year 2018		10-K	9/1/2017

10.40+	Intuit Inc. Performance Incentive Plan for Fiscal Year 2017		10-K	9/1/2016

10.41+	Intuit Inc. Senior Executive Incentive Plan, effective August 1, 2018	X

Intuit Fiscal 2018 Form 10-K	96

Tables of Contents

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference Form/File No.	Date

10.42+	Intuit Inc. Senior Executive Incentive Plan, generally effective October 27, 2015		10-Q	11/20/2017

10.43+	Form of Indemnification Agreement entered into by Intuit with each of its directors and certain officers		10-Q	2/23/2017

10.44+	Amendment dated December 1, 2008 to Letter Regarding Terms of Employment by and between Intuit Inc. and Mr. Brad D. Smith dated October 1, 2007		10-Q	12/4/2008

10.45+	Letter Regarding Terms of Employment by and between Intuit Inc. and Mr. Brad D. Smith, dated October 1, 2007		8-K	10/5/2007

10.46+	Letter regarding Terms of Employment by and between Intuit Inc. and Ms. Michelle Clatterbuck dated January 19, 2018		8-K	1/23/2018

10.47+	Amendment dated December 1. 2008 to Letter Regarding Terms of Employment by and between Intuit Inc. and Mr. R. Neil Williams dated November 2, 2007		10-Q	12/4/2008

10.48+	Letter Regarding Terms of Employment by and between Intuit Inc. and Mr. R. Neil Williams, dated November 2, 2007		8-K	11/8/2007

10.49+	Employment offer letter between Intuit Inc. and Sasan Goodarzi dated June 24, 2011 and Employment memo dated July 23, 2013 to Sasan Goodarzi		10-K	9/13/2013

10.50+	Employment memo dated August 20, 2015 to Sasan Goodarzi		10-K	9/1/2015

10.51+	Employment Memo dated August 14, 2014 to Sasan Goodarzi		10-K	9/12/2014

10.52+	Employment Memo dated August 23, 2017 to Daniel Wernikoff		10-K	9/1/2017

10.53+	Employment memo dated August 29, 2016 to Daniel Wernikoff		10-K	9/1/2016

10.54+	Employment offer letter between Intuit Inc. and Daniel Wernikoff dated February 12, 2003		10-K	9/13/2013

10.55+	Employment offer letter between Intuit Inc. and Tayloe Stansbury dated April 27, 2009		10-K	9/12/2014

10.56
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
			10-Q	2/25/2016

10.57	Free On-Line Electronic Tax Filing Agreement Amendment, effective as of October 30, 2005 between the Internal Revenue Service and the Free File Alliance, LLC		10-Q	12/5/2005

10.58	Free On-Line Electronic Tax Filing Agreement Amendment dated November 5, 2009 between the Internal Revenue Service and the Free File Alliance, LLC		10-Q	12/4/2009

10.59	Free On-Line Electronic Tax Filing Agreement Amendment, effective as of October 30, 2014, between the Internal Revenue Service and Free File, Inc.		10-K	9/12/2014

10.60	Seventh Memorandum of Understanding on Service Standards and Disputes between the Internal Revenue Service and Free File, Incorporated, effective October 31, 2015		10-K	9/1/2015

Intuit Fiscal 2018 Form 10-K	97

Tables of Contents

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference Form/File No.	Date

10.61#	Master Services Agreement between Intuit and Arvato Services, Inc., dated May 28, 2003		10-K	9/19/2003

10.62	Second Amendment to Master Service Agreement between Intuit and Arvato Services, Inc., effective May 29, 2007		10-K	9/14/2007

10.63#	Amendment 3 to Master Services Agreement between Intuit and Arvato Services, Inc., effective April 1, 2008		10-Q	5/30/2008

10.64#	Amendment 5 to the Master Services Agreement between Intuit and Arvato Digital Services LLC effective August 19, 2010		10-Q	12/6/2010

10.65	Amended and Restated Amendment Seven to the Master Service Agreement by and between Intuit and Arvato Digital Services effective September 1, 2013		10-Q	11/22/2013

10.66	Amendment 8 to the Master Services Agreement between Intuit and Arvato Digital Services LLC effective August 1, 2014		10-K	9/12/2014

10.67#	Agreement of Purchase and Sale and Joint Escrow Instructions by and between Intuit Inc. and Kilroy Realty, L.P.		8-K	11/16/2015

10.68	Lease Agreement dated as of July 31, 2003 between Intuit and Charleston Properties for 2475, 2500, 2525, 2535 and 2550 Garcia Avenue, Mountain View, CA		10-K	9/19/2003

10.69	Lease Agreement dated as of July 31, 2003 between Intuit and Charleston Properties for 2650, 2675, 2700 and 2750 Coast Avenue and 2600 Casey Avenue, Mountain View, California		10-K	9/19/2003

10.70	Second Amendment to Lease Agreement Phase 1, effective January 1, 2011, between Intuit Inc. and Charleston Properties		10-Q	3/1/2011

10.71	Third Amendment to Lease Agreement Phase 2, effective January 1, 2011, between Intuit Inc. and Charleston Properties		10-Q	3/1/2011

21.01	List of Intuit’s Subsidiaries	X

23.01	Consent of Independent Registered Public Accounting Firm	X

24.01	Power of Attorney (see signature page)	X

31.01	Certification of Chief Executive Officer	X

31.02	Certification of Chief Financial Officer	X

32.01*	Section 1350 Certification (Chief Executive Officer)	X

32.02*	Section 1350 Certification (Chief Financial Officer)	X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X

101.SCH	XBRL Taxonomy Extension Schema	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X

Intuit Fiscal 2018 Form 10-K	98

Tables of Contents

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference Form/File No.	Date
101.LAB	XBRL Taxonomy Extension Label Linkbase	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase	X
______________________

+	Indicates a management contract or compensatory plan or arrangement.
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

Intuit Fiscal 2018 Form 10-K	99