Form 10-Q
period 2018-10-31
INTUIT INC
filed 2018-11-20
CIK 896878

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended October 31, 2018
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☑	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 259,508,568 shares of Common Stock, $0.01 par value, were outstanding at November 14, 2018.

INTUIT INC. FORM 10-Q INDEX

Page
PART I - FINANCIAL INFORMATION

ITEM 1: Financial Statements (Unaudited)

Condensed Consolidated Statements of Operations for the three months ended October 31, 2018 and 2017	4

Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended October 31, 2018 and 2017	5

Condensed Consolidated Balance Sheets at October 31, 2018 and July 31, 2018	6

Condensed Consolidated Statements of Stockholders’ Equity for the three months ended October 31, 2018 and 2017	7

Condensed Consolidated Statements of Cash Flows for the three months ended October 31, 2018 and 2017	8

Notes to Condensed Consolidated Financial Statements	9

ITEM 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

ITEM 3: Quantitative and Qualitative Disclosures about Market Risk	38

ITEM 4: Controls and Procedures	39

PART II - OTHER INFORMATION

ITEM 1: Legal Proceedings	40

ITEM 1A: Risk Factors	40

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds	52

ITEM 6: Exhibits	52

Signatures	53

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
EX-101.CAL XBRL Taxonomy Extension Calculation Linkbase
EX-101.LAB XBRL Taxonomy Extension Label Linkbase
EX-101.PRE XBRL Taxonomy Extension Presentation Linkbase
EX-101.DEF XBRL Taxonomy Extension Definition Linkbase
Intuit, the Intuit logo, QuickBooks, TurboTax, Mint, Lacerte, ProSeries, and Intuit ProConnect, among others, are registered trademarks and/or registered service marks of Intuit Inc., or one of its subsidiaries, in the United States and other countries. Other parties’ marks are the property of their respective owners.

Intuit Q1 Fiscal 2019 Form 10-Q	2

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements. All statements in this report, other than statements that are purely historical, are forward-looking statements. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “forecast,” “estimate,” “seek,” and similar expressions also identify forward-looking statements. In this report, forward-looking statements include, without limitation, the following:

•	our expectations and beliefs regarding future conduct and growth of the business;

•	our beliefs and expectations regarding seasonality, competition and other trends that affect our business;

•	our expectation that we will continue to invest significant resources in our product development, marketing and sales capabilities;

•	our expectation regarding the impact of recent U.S. tax legislation on Intuit's business and its corporate tax rate;

•	our expectation that we will continue to invest significant management attention and resources in our information technology infrastructure and in our privacy and security capabilities;

•	our expectation that we will work with the broader industry and government to protect our customers from fraud;

•	our expectation that we will generate significant cash from operations;

•	our expectation that total service and other revenue as a percentage of our total revenue will continue to grow;

•	our expectations regarding the development of future products, services, business models and technology platforms and our research and development efforts;

•
our assumptions underlying our critical accounting policies and estimates, including our judgments and estimates regarding revenue recognition; stock volatility and other assumptions used to estimate the fair value of share-based compensation; the fair value of goodwill; and expected future amortization of acquired intangible assets;

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

•	our judgments and assumptions relating to our loan portfolio;

•	our belief that the credit facility will be available to us should we choose to borrow under it; and

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

Intuit Q1 Fiscal 2019 Form 10-Q	3

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

INTUIT INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended
(In millions, except per share amounts)	October 31, 2018	October 31, 2017
Net revenue:
Product	$347	$370
Service and other	669	540
Total net revenue	1,016	910
Costs and expenses:
Cost of revenue:
Cost of product revenue	15	18
Cost of service and other revenue	227	178
Amortization of acquired technology	5	2
Selling and marketing	346	308
Research and development	294	293
General and administrative	137	145
Amortization of other acquired intangible assets	2	1
Total costs and expenses	1,026	945
Operating loss	(10)	(35)
Interest expense	(4)	(5)
Interest and other income, net	—	3
Loss before income taxes	(14)	(37)
Income tax provision (benefit)	(48)	(35)
Net income (loss)	$34	$(2)

Basic net income (loss) per share	$0.13	$(0.01)
Shares used in basic per share calculations	260	256

Diluted net income (loss) per share	$0.13	$(0.01)
Shares used in diluted per share calculations	264	256

Cash dividends declared per common share	$0.47	$0.39
See accompanying notes.

Intuit Q1 Fiscal 2019 Form 10-Q	4

INTUIT INC. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

	Three Months Ended
(In millions)	October 31, 2018	October 31, 2017

Net income (loss)	$34	$(2)
Other comprehensive loss, net of income taxes:
Foreign currency translation loss	(4)	(7)
Total other comprehensive loss, net	(4)	(7)
Comprehensive income (loss)	$30	$(9)

See accompanying notes.

Intuit Q1 Fiscal 2019 Form 10-Q	5

INTUIT INC. CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(In millions)	October 31, 2018	July 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$1,084	$1,464
Investments	248	252
Accounts receivable, net	77	98
Income taxes receivable	116	39
Prepaid expenses and other current assets	269	202
Current assets before funds held for customers	1,794	2,055
Funds held for customers	438	367
Total current assets	2,232	2,422
Long-term investments	13	13
Property and equipment, net	805	812
Goodwill	1,610	1,611
Acquired intangible assets, net	55	61
Other assets	213	215
Total assets	$4,928	$5,134

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$50	$50
Accounts payable	209	178
Accrued compensation and related liabilities	174	369
Deferred revenue	513	581
Other current liabilities	202	198
Current liabilities before customer fund deposits	1,148	1,376
Customer fund deposits	438	367
Total current liabilities	1,586	1,743
Long-term debt	375	388
Long-term deferred income tax liabilities	65	68
Other long-term obligations	120	119
Total liabilities	2,146	2,318
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock and additional paid-in capital	5,501	5,338
Treasury stock, at cost	(11,151)	(11,050)
Accumulated other comprehensive loss	(40)	(36)
Retained earnings	8,472	8,564
Total stockholders’ equity	2,782	2,816
Total liabilities and stockholders’ equity	$4,928	$5,134
See accompanying notes.

Intuit Q1 Fiscal 2019 Form 10-Q	6

INTUIT INC. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)

(In millions, except shares in thousands)	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
Balance at July 31, 2018	258,616	$5,338	$(11,050)	$(36)	$8,564	$2,816
Comprehensive income	—	—	—	(4)	34	30
Issuance of stock under employee stock plans, net of shares withheld for employee taxes	1,422	57		—	—	57
Stock repurchases under stock repurchase programs	(467)	—	(101)	—	—	(101)
Dividends and dividend rights declared ($0.47 per share)	—	—	—	—	(126)	(126)
Share-based compensation expense	—	106	—	—	—	106
Balance at October 31, 2018	259,571	$5,501	$(11,151)	$(40)	$8,472	$2,782

(In millions, except shares in thousands)	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
Balance at July 31, 2017	255,668	$4,857	$(10,778)	$(22)	$7,642	$1,699
Comprehensive loss	—	—	—	(7)	(2)	(9)
Issuance of stock under employee stock plans, net of shares withheld for employee taxes	1,224	44	—	—	—	44
Stock repurchases under stock repurchase programs	(1,225)	—	(170)	—	—	(170)
Dividends and dividend rights declared ($0.39 per share)	—	—	—	—	(100)	(100)
Share-based compensation expense	—	98	—	—	—	98
Balance at October 31, 2017	255,667	$4,999	$(10,948)	$(29)	$7,540	$1,562

See accompanying notes.

Intuit Q1 Fiscal 2019 Form 10-Q	7

INTUIT INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended
(In millions)	October 31, 2018	October 31, 2017
Cash flows from operating activities:
Net income (loss)	$34	$(2)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	51	60
Amortization of acquired intangible assets	6	5
Share-based compensation expense	105	97
Deferred income taxes	(9)	(4)
Other	2	2
Total adjustments	155	160
Changes in operating assets and liabilities:
Accounts receivable	21	(14)
Income taxes receivable	(47)	2
Prepaid expenses and other assets	(72)	(25)
Accounts payable	24	61
Accrued compensation and related liabilities	(191)	(147)
Deferred revenue	(69)	(120)
Other liabilities	2	7
Total changes in operating assets and liabilities	(332)	(236)
Net cash used in operating activities	(143)	(78)
Cash flows from investing activities:
Purchases of corporate and customer fund investments	(70)	(86)
Sales of corporate and customer fund investments	33	38
Maturities of corporate and customer fund investments	41	46
Net change in customer fund deposits	71	(53)
Purchases of property and equipment	(35)	(50)
Originations of term loans to small businesses	(76)	(12)
Principal repayments of term loans from small businesses	52	4
Other	4	(15)
Net cash provided by (used in) investing activities	20	(128)
Cash flows from financing activities:
Proceeds from borrowings under revolving credit facility	—	400
Repayment of debt	(13)	(13)
Proceeds from issuance of stock under employee stock plans	120	83
Payments for employee taxes withheld upon vesting of restricted stock units	(63)	(39)
Cash paid for purchases of treasury stock	(95)	(168)
Dividends and dividend rights paid	(129)	(105)
Other	(2)	—
Net cash provided by (used in) financing activities	(182)	158
Effect of exchange rates on cash, cash equivalents, restricted cash, and restricted cash equivalents	(4)	(5)
Net decrease in cash, cash equivalents, restricted cash, and restricted cash equivalents	(309)	(53)
Cash, cash equivalents, restricted cash, and restricted cash equivalents at beginning of period	1,631	701
Cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period	$1,322	$648

Reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents reported within the consolidated balance sheets to the total amounts reported on the consolidated statements of cash flows

Cash and cash equivalents	$1,084	$529
Restricted cash and restricted cash equivalents included in funds held for customers	238	119
Total cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period	$1,322	$648

See accompanying notes.

Intuit Q1 Fiscal 2019 Form 10-Q	8

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
We acquired TSheets.com LLC, Exactor, Inc., and Applatix, Inc. in the second quarter of fiscal 2018. We have included the results of operations for these companies in our consolidated statements of operations from the dates of acquisition.
Effective August 1, 2018, we adopted the requirements of Accounting Standards Update (ASU) 2014-09, “Revenue from Contracts with Customers (Topic 606)” and ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash.” All prior period amounts and disclosures set forth in this Quarterly Report on Form 10-Q have been restated to comply with these standards.
These unaudited condensed consolidated financial statements and accompanying notes should be read together with the audited consolidated financial statements in Item 8 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2018. Results for the three months ended October 31, 2018 do not necessarily indicate the results we expect for the fiscal year ending July 31, 2019 or any other future period.

Seasonality
Our Consumer and Strategic Partner offerings have a significant and distinct seasonal pattern as sales and revenue from our income tax preparation products and services are heavily concentrated in the period from November through April. This seasonal pattern results in higher net revenues during our second and third quarters ending January 31 and April 30, respectively.

Significant Accounting Policies
We describe our significant accounting policies in Note 1 to the financial statements in Item 8 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2018. See the discussion of changes to our revenue recognition policy for the adoption of Topic 606, the new revenue recognition standard, below. There have been no other changes to our significant accounting policies during the first three months of fiscal 2019.
Revenue Recognition
We derive revenue from the sale of packaged software products, software subscriptions, hosted services, payroll services, merchant payment processing services, financial supplies and hardware. We enter into contracts with customers that include promises to transfer various products and services, which are generally capable of being distinct and accounted for as separate performance obligations. Revenue is recognized when the promised goods or services are transferred to customers, in an amount that reflects the consideration allocated to the respective performance obligation.

Intuit Q1 Fiscal 2019 Form 10-Q	9

Nature of Products and Services
Desktop Offerings
Our desktop offerings consist of our QuickBooks Desktop products, which include both packaged software products and software subscriptions, our consumer and professional tax desktop products, which include TurboTax, Lacerte and ProSeries, our desktop payroll products, and merchant payment processing services for small businesses who use our desktop offerings.
Our QuickBooks Desktop packaged software products include a perpetual software license as well as enhancements and connected services. We recognize revenue for our QuickBooks Desktop packaged software products at the time the software license is delivered. We have determined that the enhancements and connected services included in our QuickBooks Desktop packaged software products are immaterial within the context of the contract.
Our QuickBooks Desktop software subscriptions include a term software license, version protection, enhancements, support and various connected services. We recognize revenue for the software license and version protection at the time they are delivered and recognize revenue for support and connected services over the subscription term as the services are provided. We have determined that the enhancements included in our QuickBooks Desktop software subscriptions are immaterial within the context of the contract.
Our consumer and professional tax desktop products include an on-premise tax software license, related tax form updates, electronic filing service and connected services. We recognize revenue for the software license and related tax form updates, as one performance obligation, over the period the forms and updates are delivered. We recognize revenue for our electronic filings service and connected services as those services are provided.
We also sell some of our QuickBooks Desktop products and consumer tax desktop products in non-consignment and consignment arrangements to certain retailers. For non-consignment retailers, we begin recognizing revenue when control has transferred to the retailer. For consignment retailers, we begin recognizing revenue when control has transferred to the customer, at the time the end-user sale has occurred.
Our desktop payroll products are sold as software subscriptions and include a term software license with a stand-ready obligation to maintain compliance with current payroll tax laws, support and connected services. The term software license and stand-ready obligation to maintain compliance with current payroll tax laws is considered one performance obligation. Each of the performance obligations is considered distinct and control is transferred to the customer over the subscription term. As a result, revenue is recognized ratably over the subscription term as services are provided.
We offer merchant payment processing services as a separately paid connected service for our QuickBooks Desktop packaged software products and software subscriptions, and revenue is recognized as the services are provided to the customers.
Online Offerings
Our online offerings include our TurboTax Online products, ProConnect Tax Online products, QuickBooks Online products, online payroll products, and merchant payment processing services for small businesses who use our online offerings.
These online offerings provide customers with the right to use the hosted software over the contract period without taking possession of the software and are billed on either a subscription or consumption basis. Revenue related to our online offerings that are billed on a subscription basis is recognized ratably over the contract period. Revenue related to online offerings that are billed on a consumption basis, is recognized when the customer consumes the related service.
Other Solutions
Revenue from the sale of our financial supplies, such as printed check stock, and hardware, such as retail point-of-sale equipment and credit card readers for mobile phones, is recognized when control is transferred to the customer which is generally when the products are shipped.
We also have revenue-sharing and royalty arrangements with third-party partners and recognize this revenue as earned based upon reporting provided to us by our partners. In instances where we do not have reporting from our partners, we estimate revenue based on information available to us at the time.
Product Revenue and Service and Other Revenue
Product revenue includes revenue from: QuickBooks Desktop software licenses and version protection; consumer and professional tax desktop licenses and the related form updates; desktop payroll licenses and related updates; and financial supplies.
Service and other revenue includes revenue from: our online offerings discussed above; support, electronic filing services and connected services included with our desktop offerings; merchant payment processing services for our desktop offerings; and revenue-sharing and royalty arrangements.
We record revenue net of sales tax obligations. For payroll services, we generally require customers to remit payroll tax funds to us in advance of the payroll date via electronic funds transfer. We include in total net revenue the interest earned on these funds between the time that we collect them from customers and the time that we remit them to outside parties. Revenue for

Intuit Q1 Fiscal 2019 Form 10-Q	10

electronic payment processing services that we provide to merchants is recorded net of interchange fees charged by credit card associations.
Significant Judgments
Our contracts with customers often include promises to transfer multiple products and services to a customer. In determining how revenue should be recognized, a five-step process is used, which requires judgment and estimates. These judgments and estimates include identifying performance obligations in the contract, determining whether the performance obligations are distinct, determining the standalone sales price (SSP) for each distinct performance obligation, determining the timing of revenue recognition for distinct performance obligations and estimating the amount of variable consideration to include in the transaction price.
The functionality of the software licenses included in our consumer and professional tax and payroll desktop offerings is dependent on the related enhancements and updates included in these offerings. Judgment is required to determine whether the software license is considered distinct and accounted for separately, or not distinct and accounted for together with the related updates and recognized over time.
Our contracts with customers include promises to transfer various products and services, which are generally capable of being distinct performance obligations. In many cases SSPs for distinct performance obligations are based on directly observable pricing. In instances where the SSP is not directly observable, such as when we do not sell the product or service separately, we determine the SSP using information that may include market conditions and other observable inputs.
Our consumer and professional tax desktop products include an on-premise tax software license and related tax form updates that are recognized as the forms and updates are delivered. We measure progress towards complete satisfaction of the software license and related tax form updates using an output method based on the timing of when the tax forms are delivered.
We generally provide refunds to customers for product returns and subscription cancellations. We also provide promotional discounts and incentive rebates on retail and distribution sales. These refunds, discounts and incentive rebates are accounted for as variable consideration when estimating the amount of revenue to recognize. Refunds are estimated based on historical experience and current business and economic indicators and updated at the end of each reporting period as additional information becomes available to the extent that it is probable that a significant reversal of any incremental revenue will not occur. Discounts and incentive rebates are estimated based on distributors' and retailers' performance against the terms and conditions of the rebate programs.
Deferred Revenue
Generally, we receive payment at the time we enter into a contract with a customer. We record deferred revenue when we have entered into a contract with a customer and cash payments are received or due prior to transfer of control or satisfaction of the related performance obligation. During the three months ended October 31, 2018, we recognized revenue of $327 million that was included in deferred revenue at July 31, 2018. During the three months ended October 31, 2017, we recognized revenue of $339 million that was included in deferred revenue at July 31, 2017.
Our performance obligations are generally satisfied within 12 months of the initial contract date. As of October 31, 2018 and July 31, 2018, the deferred revenue balance related to performance obligations that will be satisfied after 12 months was $2 million and $3 million, respectively, and is included in other long-term obligations on our consolidated balance sheets.
Assets Recognized from the Costs to Obtain a Contract with a Customer
Our internal sales commissions are considered incremental costs of obtaining the contract with a customer. Internal sales commissions for subscription offerings where we expect the benefit of those costs to continue longer than one year are capitalized and amortized ratably over the period of benefit, which ranges from three to four years. Total capitalized costs to obtain a contract are included in prepaid expenses and other current assets and other assets on our consolidated balance sheets.
We apply a practical expedient to expense costs incurred to obtain a contract with a customer when the period of benefit is less than one year. These costs primarily include internal and external sales commissions for our consumer and professional tax offerings.

Intuit Q1 Fiscal 2019 Form 10-Q	11

Use of Estimates
In preparing our consolidated financial statements in accordance with U.S. generally accepted accounting principles (GAAP), we make certain judgments, estimates, and assumptions that affect the amounts reported in our financial statements and the disclosures made in the accompanying notes. For example, we use judgments and estimates in determining how revenue should be recognized. These judgments and estimates include identifying performance obligations, determining if the performance obligations are distinct, determining the SSP and timing of revenue recognition for each distinct performance obligation, and estimating variable consideration to be included in the transaction price. We use estimates in determining the collectibility of accounts receivable and notes receivable, the appropriate levels of various accruals including accruals for litigation contingencies, the amount of our worldwide tax provision, and the realizability of deferred tax assets. We also use estimates in determining the remaining economic lives and fair values of acquired intangible assets, property and equipment, and other long-lived assets. In addition, we use assumptions to estimate the fair value of reporting units and share-based compensation. Despite our intention to establish accurate estimates and use reasonable assumptions, actual results may differ from our estimates.

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

Intuit Q1 Fiscal 2019 Form 10-Q	12

The following table presents the composition of shares used in the computation of basic and diluted net income per share for the periods indicated.

	Three Months Ended
(In millions, except per share amounts)	October 31, 2018	October 31, 2017
Numerator:
Net income (loss)	$34	$(2)

Denominator:
Shares used in basic per share amounts:
Weighted average common shares outstanding	260	256

Shares used in diluted per share amounts:
Weighted average common shares outstanding	260	256
Dilutive common equivalent shares from stock options
and restricted stock awards	4	—
Dilutive weighted average common shares outstanding	264	256

Basic and diluted net income (loss) per share:
Basic net income (loss) per share	$0.13	$(0.01)

Diluted net income (loss) per share	$0.13	$(0.01)

Shares excluded from diluted net income (loss) per share:
Weighted average stock options and restricted stock units that have been excluded from dilutive common equivalent shares outstanding due to their anti-dilutive effect	—	14

Notes Receivable and Allowances for Loan Losses
Notes receivable consist of term loans to small businesses and are included in prepaid expenses and other current assets on our consolidated balance sheets. As of October 31, 2018 and July 31, 2018, the notes receivable balance was $79 million and $55 million, respectively, and the allowance for loan losses were not significant. The term loans are not secured and are recorded at amortized cost, net of allowances for loan losses. We maintain an allowance for loan losses to reserve for potentially uncollectible notes receivable. We evaluate the creditworthiness of our loan portfolio on a pooled basis due to its composition of small, homogeneous loans with similar general credit risk and characteristics and apply a loss rate at the time of loan origination. The loss rate and underlying model are updated periodically to reflect actual loan performance and changes in assumptions. We make judgments about the known and inherent risks in the loan portfolio, adverse situations that may affect borrowers’ ability to repay and current economic conditions. When we determine that amounts are uncollectible, we write them off against the allowance.

Concentration of Credit Risk and Significant Customers
No customer accounted for 10% or more of total net revenue in the three months ended October 31, 2018 or October 31, 2017. No customer accounted for 10% or more of gross accounts receivable at October 31, 2018 or July 31, 2018.

Accounting Standards Recently Adopted
Business Combinations - In January 2017 the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business.” This standard clarifies the definition of a business in order to allow for the evaluation of whether transactions should be accounted for as acquisitions or disposals of assets or businesses. We adopted this standard in the first quarter of our fiscal year beginning August 1, 2018. The impact of the adoption of ASU 2017-01 on our consolidated financial statements is not material.
Statement of Cash Flows - In August 2016 the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” This standard makes eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. We adopted this standard in the first quarter of our fiscal year beginning August 1, 2018. The impact of the adoption of ASU 2016-15 on our consolidated financial statements is not material.
Income Taxes - In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory.” This standard requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs, as opposed to historical GAAP guidance which prohibited the

Intuit Q1 Fiscal 2019 Form 10-Q	13

recognition of current and deferred income taxes for an intra-entity asset transfer until the asset had been sold to an outside party. We adopted this standard in the first quarter of our fiscal year beginning August 1, 2018. The impact of the adoption of ASU 2016-16 on our consolidated financial statements is not material.
Statement of Cash Flows - In November 2016 the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash.” This standard provides guidance on the presentation of restricted cash or restricted cash equivalents in the statement of cash flows. We adopted this standard in the first quarter of our fiscal year beginning August 1, 2018. We have modified our consolidated statements of cash flows to include restricted cash and restricted cash equivalents.
The adoption of ASU 2016-18 impacted our previously reported consolidated statement of cash flows as follows:

	Three Months Ended October 31, 2017
(Dollars in millions)	As Reported	ASU 2016-18 Adjustment	As Adjusted
Net cash provided by (used in):
Operating activities	$(78)	$—	$(78)
Investing activities	(75)	(53)	(128)
Financing activities	158	—	158
Effect of exchange rates on cash, cash equivalents, restricted cash, and restricted cash equivalents	(5)	—	(5)
Net decrease in cash, cash equivalents, restricted cash, and restricted cash equivalents	$—	$(53)	$(53)

Revenue from Contracts with Customers - In May 2014 the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” This standard superseded nearly all existing revenue recognition guidance under U.S. GAAP. Under this standard, revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. This standard also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. We adopted this standard in the first quarter of our fiscal year beginning August 1, 2018 using the full retrospective method, which requires us to restate each prior reporting period presented. We have implemented internal controls and processes to enable the preparation of financial information on adoption.
The most significant impact of the standard relates to the timing and amount of revenue recognized for our QuickBooks Desktop solutions and our consumer and professional tax desktop solutions. Our QuickBooks Desktop solutions include both packaged software products and software subscriptions.
Our QuickBooks Desktop packaged software products include a software license as well as enhancements and connected services. Under the new standard, we recognize revenue for the QuickBooks Desktop packaged software products at the time the software license is delivered rather than ratably over the period that enhancements and connected services are provided, which was approximately three years. We have determined that the enhancements and connected services included in our QuickBooks Desktop packaged software products are immaterial within the context of the contract.
Our QuickBooks Desktop software subscriptions include a software license, version protection, enhancements, support and various connected services. We recognize revenue for the software license and version protection at the time they are delivered and recognize revenue for support and connected services over the subscription term as the services are provided. Previously, we recognized revenue for our QuickBooks Desktop software subscriptions ratably over the subscription term, which is generally one year. We have determined that the enhancements included in our QuickBooks Desktop software subscriptions are immaterial within the context of the contract.
Our consumer and professional tax desktop solutions include a desktop tax preparation software license, tax form updates, electronic filing and connected services. We recognize revenue for the desktop tax preparation software license and related tax form updates as the forms and updates are delivered and recognize revenue for our electronic filing and connected services as those services are provided. Previously, we recognized all revenue related to tax desktop solutions as services were provided.
We capitalize the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year, which include internal sales commissions related to our subscription offerings.
The adoption of this standard resulted in a decrease in deferred revenue and long-term deferred income taxes, primarily due to the change in revenue recognition for our QuickBooks Desktop and professional tax desktop solutions. Additionally, the adoption of the standard resulted in the recognition of additional revenue and a decrease in the income tax benefit, primarily due to the net change in revenue recognition for our QuickBooks Desktop and professional tax desktop solutions. Our prepaid expenses and other current assets and other assets balances increased due to the capitalized costs to obtain a contract.

Intuit Q1 Fiscal 2019 Form 10-Q	14

Adoption of ASU 2014-09 impacted our previously reported results as follows:

	July 31, 2018
(In millions)	As Reported	Topic 606 Adjustment	As Adjusted
Prepaid expenses and other current assets	$184	$18	$202
Long-term deferred income taxes (1)	87	(85)	2
Other assets (1)	190	23	213
Deferred revenue	961	(380)	581
Other current liabilities	191	7	198
Long-term deferred revenue (2)	197	(194)	3
Other long-term obligations (2)	123	61	184
Stockholders’ equity	2,354	462	2,816
(1) Long-term deferred income taxes is included in other assets on our consolidated balance sheets.
(2) Long-term deferred revenue is included in other long-term obligations on our consolidated balance sheets.

	Three Months Ended October 31, 2017
(In millions, except per share amounts)	As Reported	Topic 606 Adjustment	As Adjusted
Net revenue	$886	$24	$910
Selling and marketing expense	308	—	308
Operating loss	(57)	22	(35)
Income tax benefit	(42)	7	(35)
Net loss	(17)	15	(2)
Diluted net loss per share	(0.07)	0.06	(0.01)

Adoption of Topic 606 had no impact to cash from or used in operating, financing, or investing on our consolidated statements of cash flows.

Accounting Standards Not Yet Adopted
Internal-Use Software - In August 2018 the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2018-15, “Intangibles—Goodwill and Other (Topic 350): Internal-Use Software.” This standard aligns the requirements for capitalizing implementation costs incurred in a cloud computing arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, which means that it will be effective for us in the first quarter of our fiscal year beginning August 1, 2019. Early adoption is permitted. We are currently evaluating the impact of our pending adoption of ASU 2018-15 on our consolidated financial statements.
Goodwill Impairment - In January 2017 the FASB issued ASU 2017-04, “Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” This standard eliminates Step 2 from the goodwill impairment test. Instead, an entity should compare the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, which means that it will be effective for us in the first quarter of our fiscal year beginning August 1, 2020. Early adoption is permitted. We are currently evaluating the impact of our pending adoption of ASU 2017-04 on our consolidated financial statements.
Financial Instruments - In June 2016 the FASB issued ASU 2016-13, “Financial Instruments—Credit Losses (Topic 326).” This standard requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, which means that it will be effective for us in the first quarter of our fiscal year beginning August 1, 2020. Earlier adoption is permitted in the first quarter of our fiscal year beginning August 1, 2019. We are currently evaluating the impact of our pending adoption of ASU 2016-13 on our consolidated financial statements.
Leases - In February 2016 the FASB issued ASU 2016-02, “Leases (Topic 842).” This standard amends a number of aspects of lease accounting, including requiring lessees to recognize operating leases with a term greater than one year on their balance sheet as a right-of-use asset and corresponding lease liability, measured at the present value of the lease payments. The standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years,

Intuit Q1 Fiscal 2019 Form 10-Q	15

which means that it will be effective for us in the first quarter of our fiscal year beginning August 1, 2019. Early adoption is permitted. This standard is required to be adopted using a modified retrospective approach. We expect to elect certain available transitional practical expedients. In July 2018 the FASB issued ASU 2018-11, “Leases (Topic 842) Targeted Improvements," which allows for the adoption of this standard to be applied at the beginning of the most recent fiscal year as opposed to at the beginning of the earliest year presented. We plan to adopt under the provisions allowed under ASU 2018-11. While we continue to evaluate the impact of our pending adoption of ASU 2016-02 on our consolidated financial statements, we expect that the real estate and equipment leases designated as operating leases as discussed in Note 9 to the financial statements in Item 8 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2018 will be recognized as right-of-use assets and corresponding lease liabilities on our consolidated balance sheets upon adoption. We do not expect the adoption of ASU 2016-02 to have a material impact on our consolidated statements of operations.
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

Intuit Q1 Fiscal 2019 Form 10-Q	16

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table summarizes financial assets and financial liabilities that we measured at fair value on a recurring basis at the dates indicated, classified in accordance with the fair value hierarchy described above.

	October 31, 2018				July 31, 2018
(In millions)	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Cash equivalents, primarily money market funds and savings deposit accounts	$512	$—	$—	$512	$1,143	$—	$—	$1,143
Available-for-sale debt securities:
Municipal bonds	—	13	—	13	—	31	—	31
Corporate notes	—	420	—	420	—	412	—	412
U.S. agency securities	—	15	—	15	—	9	—	9
Total available-for-sale securities	—	448	—	448	—	452	—	452
Total assets measured at fair value on a recurring basis	$512	$448	$—	$960	$1,143	$452	$—	$1,595

The following table summarizes our cash equivalents and available-for-sale debt securities by balance sheet classification and level in the fair value hierarchy at the dates indicated.

	October 31, 2018				July 31, 2018
(In millions)	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents:
In cash and cash equivalents	$512	$—	$—	$512	$1,143	$—	$—	$1,143
Available-for-sale debt securities:
In investments	$—	$248	$—	$248	$—	$252	$—	$252
In funds held for customers	—	200	—	200	—	200	—	200
Total available-for-sale debt securities	$—	$448	$—	$448	$—	$452	$—	$452

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
There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the three months ended October 31, 2018.

3. Cash and Cash Equivalents, Investments, and Funds Held for Customers
We consider highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. In all periods presented, cash equivalents consist primarily of money market funds and savings deposit accounts, investments consist primarily of investment-grade available-for-sale debt securities, and funds held for customers consist of cash and cash equivalents and investment-grade available-for-sale debt securities. Except for direct obligations of the United States government, securities issued by agencies of the United States government, and money market funds, we diversify our investments in debt securities by limiting our holdings with any individual issuer.

Intuit Q1 Fiscal 2019 Form 10-Q	17

The following table summarizes our cash and cash equivalents, investments, and funds held for customers by balance sheet classification at the dates indicated.

	October 31, 2018		July 31, 2018
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Classification on consolidated balance sheets:
Cash and cash equivalents	$1,084	$1,084	$1,464	$1,464
Investments	250	248	253	252
Funds held for customers	438	438	368	367
Long-term investments	13	13	13	13
Total cash and cash equivalents, investments, and funds held for customers	$1,785	$1,783	$2,098	$2,096

The following table summarizes our cash and cash equivalents, investments, and funds held for customers by investment category at the dates indicated.

	October 31, 2018		July 31, 2018
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Type of issue:
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$1,322	$1,322	$1,631	$1,631
Available-for-sale debt securities:
Municipal bonds	13	13	31	31
Corporate notes	422	420	414	412
U.S. agency securities	15	15	9	9
Total available-for-sale debt securities	450	448	454	452
Other long-term investments	13	13	13	13
Total cash and cash equivalents, investments, and funds held for customers	$1,785	$1,783	$2,098	$2,096

We use the specific identification method to compute gains and losses on investments. We include realized gains and losses on our available-for-sale debt securities in interest and other income on our consolidated statements of operations. Gross realized gains and losses on our available-for-sale debt securities for the three months ended October 31, 2018 and October 31, 2017 were not significant.
We accumulate unrealized gains and losses on our available-for-sale debt securities, net of tax, in accumulated other comprehensive loss in the stockholders’ equity section of our consolidated balance sheets. Gross unrealized gains and losses on our available-for-sale debt securities at October 31, 2018 and July 31, 2018 were not significant.
We periodically review our investment portfolios to determine if any investment is other-than-temporarily impaired due to changes in credit risk or other potential valuation concerns. We believe that the investments we held at October 31, 2018 were not other-than-temporarily impaired. Unrealized losses on available-for-sale debt securities at October 31, 2018 were not significant and were due to changes in interest rates, including market credit spreads, and not due to increased credit risks associated with specific securities. We do not intend to sell these investments. In addition, it is more likely than not that we will not be required to sell them before recovery at par, which may be at maturity.
The following table summarizes our available-for-sale debt securities, included in investments and funds held for customers, classified by the stated maturity date of the security at the dates indicated.

	October 31, 2018		July 31, 2018
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$262	$261	$250	$250
Due within two years	119	118	117	116
Due within three years	47	47	66	65
Due after three years	22	22	21	21
Total available-for-sale debt securities	$450	$448	$454	$452

Intuit Q1 Fiscal 2019 Form 10-Q	18

Funds held for customers represent cash held on behalf of our customers that is invested in cash and cash equivalents and investment grade available-for-sale securities, restricted for use solely for the purpose of satisfying amounts we owe on behalf of our customers, such as direct deposit payroll funds and payroll taxes.
The following table summarizes our funds held for customers by investment category at the dates indicated.

	October 31, 2018	July 31, 2018
(In millions)
Restricted cash and restricted cash equivalents	$238	$167
Available-for-sale debt securities	200	200
Total funds held for customers	$438	$367

	October 31, 2017	July 31, 2017
(In millions)
Restricted cash and restricted cash equivalents	$119	$172
Available-for-sale debt securities	200	200
Total funds held for customers	$319	$372

Intuit Q1 Fiscal 2019 Form 10-Q	19

4. Current Liabilities

Short-Term Debt
On February 1, 2016 we entered into a master credit agreement with certain institutional lenders for a five-year credit facility in an aggregate principal amount of $1.5 billion. The master credit agreement includes a $500 million unsecured term loan and a $1 billion unsecured revolving credit facility. At October 31, 2018, $425 million was outstanding under the term loan, of which $50 million was classified as short-term debt. See Note 5, “Long-Term Obligations and Commitments – Long-Term Debt,” for more information regarding the term loan.

Unsecured Revolving Credit Facility
The master credit agreement we entered into on February 1, 2016 includes a $1 billion unsecured revolving credit facility that will expire on February 1, 2021. Under the master credit agreement we may, subject to certain customary conditions, on one or more occasions increase commitments under the revolving credit facility in an amount not to exceed $250 million in the aggregate and may extend the maturity date up to two times. Advances under the revolving credit facility accrue interest at rates that are equal to, at our election, either Bank of America's alternate base rate plus a margin that ranges from 0.0% to 0.5% or the London Interbank Offered Rate (LIBOR) plus a margin that ranges from 0.9% to 1.5%. Actual margins under either election will be based on our senior debt credit ratings. The master credit agreement includes customary affirmative and negative covenants, including financial covenants that require us to maintain a ratio of total debt to annual earnings before interest, taxes, depreciation and amortization (EBITDA) of not greater than 3.25 to 1.00 as of any date and a ratio of annual EBITDA to annual interest expense of not less than 3.00 to 1.00 as of the last day of each fiscal quarter. We remained in compliance with these covenants at all times during the quarter ended October 31, 2018. At October 31, 2018 no amounts were outstanding under this revolving credit facility. We paid no amount for interest on the revolving credit facility during the three months ended October 31, 2018 and $1 million during the three months ended October 31, 2017.

Other Current Liabilities
Other current liabilities were as follows at the dates indicated:

(In millions)	October 31, 2018	July 31, 2018
Executive deferred compensation plan liabilities	$103	$97
Reserve for promotional discounts and rebates	10	10
Reserve for product returns	16	17
Current portion of license fee payable	10	9
Current portion of deferred rent	5	6
Current portion of dividend payable	7	10
Other	51	49
Total other current liabilities	$202	$198

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

Intuit Q1 Fiscal 2019 Form 10-Q	20

2017, of 2.5% of the original loan amount, with the balance payable on February 1, 2021. At October 31, 2018, $425 million was outstanding under the term loan, of which $50 million was classified as short-term debt. The carrying value of the term loan approximates its fair value. Interest on the term loan is payable monthly. We paid $4 million for interest on the term loan during the three months ended October 31, 2018 and $3 million during the three months ended October 31, 2017.

Other Long-Term Obligations
Other long-term obligations were as follows at the dates indicated:

(In millions)	October 31, 2018	July 31, 2018
Total deferred rent	$48	$47
Long-term income tax liabilities	61	61
Total license fee payable	10	9
Total dividend payable	10	14
Other	14	15
Total long-term obligations	143	146
Less current portion (included in other current liabilities)	(23)	(27)
Long-term obligations due after one year	$120	$119

Operating Lease Commitments and Unconditional Purchase Obligations
We describe our operating lease commitments and purchase obligations in Note 9 to the financial statements in Item 8 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2018. There were no significant changes in our operating lease commitments or purchase obligations during the three months ended October 31, 2018.

6. Income Taxes

Effective Tax Rate
We compute our provision for or benefit from income taxes by applying the estimated annual effective tax rate to income or loss from recurring operations and adding the effects of any discrete income tax items specific to the period. Our effective tax rate for the three months ended October 31, 2017 has been restated to reflect the full retrospective application of ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” See Note 1, “Description of Business and Summary of Significant Accounting Policies – Accounting Standards Recently Adopted,” for more information.
The Tax Cuts and Jobs Act (2017 Tax Act) was enacted on December 22, 2017 and reduced the U.S. statutory federal corporate tax rate from 35% to 21%. The effective date of the tax rate change was January 1, 2018. The change resulted in a blended lower U.S. statutory federal rate of 26.9% for fiscal 2018. Our first quarter of fiscal 2018 reflects tax effects at the pre-enactment U.S. statutory federal rate of 35%. In fiscal 2019, we fully benefit from the enacted lower tax rate of 21%.
On December 22, 2017 the SEC issued Staff Accounting Bulletin No. 118 (SAB 118), which provides guidance for companies that are not able to complete their accounting for the income tax effects of the Act in the period of enactment. The guidance allows us to record provisional amounts to the extent a reasonable estimate can be made and provides us with up to one year from enactment date to finalize accounting for the impacts of the 2017 Tax Act. Since the 2017 Tax Act was passed in our second quarter of fiscal 2018, the deferred tax re-measurements and other items are considered provisional due to the forthcoming guidance and ongoing analysis of the final year-end data and tax positions. As of October 31, 2018, we have not fully completed our accounting for the tax effects of enactment of the 2017 Tax Act. We did not record any significant adjustments to prior period estimates during the three months ended October 31, 2018. We expect to complete our analysis within the 12-month measurement period in accordance with SAB 118.
We recognized excess tax benefits on share-based compensation of $41 million and $25 million in our provision for income taxes for the three months ended October 31, 2018 and 2017, respectively.
We recorded a $48 million tax benefit on a pretax loss of $14 million for the three months ended October 31, 2018. Excluding discrete tax items primarily related to share-based compensation tax benefits, our effective tax rate for the period was 23% and did not differ significantly from the federal statutory rate of 21%. The tax expense related to state income taxes and nondeductible share-based compensation were partially offset by the tax benefit we received from the federal research and experimentation credit.

Intuit Q1 Fiscal 2019 Form 10-Q	21

Our effective tax rate for the three months ended October 31, 2017 was approximately 95%. Excluding discrete tax items primarily related to share-based compensation tax benefits, our effective tax rate for the period was 33% and did not differ significantly from the federal statutory rate of 35%. The tax benefit we received from the domestic production activities deduction and the federal research and experimentation credit were partially offset by the tax expense related to state income taxes and nondeductible share-based compensation.

Unrecognized Tax Benefits and Other Considerations
The total amount of our unrecognized tax benefits at July 31, 2018 was $90 million. Net of related deferred tax assets, unrecognized tax benefits were $57 million at that date. If we were to recognize these net benefits, our income tax expense would reflect a favorable net impact of $57 million. There were no material changes to these amounts during the three months ended October 31, 2018. We do not believe that it is reasonably possible that there will be a significant increase or decrease in our unrecognized tax benefits over the next 12 months.

7. Stockholders’ Equity

Stock Repurchase Programs and Treasury Shares
Intuit’s Board of Directors has authorized a series of common stock repurchase programs. Shares of common stock repurchased under these programs become treasury shares. We repurchased 467,000 shares for $101 million under these programs during the three months ended October 31, 2018. Included in this amount were $6 million of repurchases which occurred in late October 2018 and were settled in early November 2018. At October 31, 2018, we had authorization from our Board of Directors to expend up to an additional $3.1 billion for stock repurchases. Future stock repurchases under the current programs are at the discretion of management, and authorization of future stock repurchase programs is subject to the final determination of our Board of Directors.
Our treasury shares are repurchased at the market price on the trade date; accordingly, all amounts paid to reacquire these shares have been recorded as treasury stock on our consolidated balance sheets. Repurchased shares of our common stock are held as treasury shares until they are reissued or retired. When we reissue treasury stock, if the proceeds from the sale are more than the average price we paid to acquire the shares we record an increase in additional paid-in capital. Conversely, if the proceeds from the sale are less than the average price we paid to acquire the shares, we record a decrease in additional paid-in capital to the extent of increases previously recorded for similar transactions and a decrease in retained earnings for any remaining amount.
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

Dividends on Common Stock
During the three months ended October 31, 2018 we declared and paid a quarterly cash dividend of $0.47 per share of outstanding common stock for a total of $129 million. In November 2018 our Board of Directors declared a quarterly cash dividend of $0.47 per share of outstanding common stock payable on January 18, 2019 to stockholders of record at the close of business on January 10, 2019. Future declarations of dividends and the establishment of future record dates and payment dates are subject to the final determination of our Board of Directors.

Intuit Q1 Fiscal 2019 Form 10-Q	22

Share-Based Compensation Expense
The following table summarizes the total share-based compensation expense that we recorded in operating loss for the periods shown.

	Three Months Ended
(In millions)	October 31, 2018	October 31, 2017
Cost of revenue	$14	$3
Selling and marketing	30	25
Research and development	35	39
General and administrative	26	30
Total share-based compensation expense	$105	$97

We capitalized $1 million in share-based compensation related to internal use software projects during the three months ended October 31, 2018 and $1 million during the three months ended October 31, 2017.

Share-Based Awards Available for Grant
A summary of share-based awards available for grant under our 2005 Equity Incentive Plan for the three months ended October 31, 2018 was as follows:

(Shares in thousands)	Shares Available for Grant
Balance at July 31, 2018	22,791
Options granted	(64)
Restricted stock units granted (1)	(340)
Share-based awards canceled/forfeited/expired (1) (2)	1,441
Balance at October 31, 2018	23,828

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

Stock Option Activity and Related Share-Based Compensation Expense

A summary of stock option activity for the three months ended October 31, 2018 was as follows:

	Options Outstanding
(Shares in thousands)	Number of Shares	Weighted Average Exercise Price Per Share
Balance at July 31, 2018	5,154	$120.26
Granted	64	225.47
Exercised	(890)	97.90
Canceled or expired	(169)	128.19
Balance at October 31, 2018	4,159	$126.33

Exercisable at October 31, 2018	2,331	$105.63

At October 31, 2018, there was approximately $54 million of unrecognized compensation cost related to non-vested stock options with a weighted average vesting period of 2.4 years. We will adjust unrecognized compensation cost for actual forfeitures as they occur.

Intuit Q1 Fiscal 2019 Form 10-Q	23

Restricted Stock Unit Activity and Related Share-Based Compensation Expense
A summary of restricted stock unit (RSU) activity for the three months ended October 31, 2018 was as follows:

	Restricted Stock Units
(Shares in thousands)	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at July 31, 2018	7,383	$131.50
Granted	148	214.57
Vested	(825)	94.49
Forfeited	(494)	74.75
Nonvested at October 31, 2018	6,212	$142.90

At October 31, 2018, there was approximately $712 million of unrecognized compensation cost related to non-vested RSUs with a weighted average vesting period of 2.6 years. We will adjust unrecognized compensation cost for actual forfeitures as they occur.

8. Litigation
In fiscal 2015 Intuit was contacted by certain state and federal regulatory authorities in connection with inquiries regarding an increase during the 2015 tax season in attempts by criminals using stolen identity information to file fraudulent tax returns and claim refunds. Intuit provided information in response to those inquiries and now believes those inquiries are resolved.
A consolidated putative class action lawsuit was filed by individuals who claim to have suffered damages in connection with the 2015 events. On May 23, 2018, the parties reached a settlement in principle of this matter. The settlement has been preliminarily approved and remains subject to final approval by the court. The terms of the settlement are not material to our consolidated financial statements. In the event the settlement does not receive final approval by the court, the litigation may resume and we may not be able to predict the outcome of such lawsuit. We continue to believe that the allegations in this lawsuit are without merit.
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

Small Business & Self-Employed:  This segment targets small businesses and the self-employed around the world, and the accounting professionals who serve and advise them. Our offerings include QuickBooks financial and business management online services and desktop software, payroll solutions, merchant payment processing solutions, and financing for small businesses.
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

Intuit Q1 Fiscal 2019 Form 10-Q	24

We include expenses such as corporate selling and marketing, product development, general and administrative, and share-based compensation, which are not allocated to specific segments, in unallocated corporate items. Unallocated corporate items also include amortization of acquired technology, amortization of other acquired intangible assets, and goodwill and intangible asset impairment charges.
The accounting policies of our reportable segments are the same as those described in the summary of significant accounting policies in Note 1 to the financial statements in Item 8 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2018 and in Note 1, "Description of Business and Summary of Significant Accounting Policies – Significant Accounting Policies" in this Quarterly Report on Form 10-Q. Except for goodwill and purchased intangible assets, we do not generally track assets by reportable segment and, consequently, we do not disclose total assets by reportable segment.
The following table shows our financial results by reportable segment for the periods indicated.

	Three Months Ended
(In millions)	October 31, 2018	October 31, 2017
Net revenue:
Small Business & Self-Employed	$908	$819
Consumer	90	74
Strategic Partner	18	17
Total net revenue	$1,016	$910

Operating income (loss):
Small Business & Self-Employed	$460	$424
Consumer	(41)	(59)
Strategic Partner	(20)	(25)
Total segment operating income	399	340
Unallocated corporate items:
Share-based compensation expense	(105)	(97)
Other common expenses	(297)	(275)
Amortization of acquired technology	(5)	(2)
Amortization of other acquired intangible assets	(2)	(1)
Total unallocated corporate items	(409)	(375)
Total operating loss	$(10)	$(35)

Revenue classified by significant product and service offerings was as follows:

	Three Months Ended
(In millions)	October 31, 2018	October 31, 2017
Net revenue:

QuickBooks Online Accounting	$217	$149
Online Services	154	113
Total Online Ecosystem	371	262
QuickBooks Desktop Accounting	228	249
Desktop Services and Supplies	309	308
Total Desktop Ecosystem	537	557
Small Business & Self-Employed	908	819
Consumer	90	74
Strategic Partner	18	17
Total net revenue	$1,016	$910

Revenue from our QuickBooks Desktop packaged software products was $29 million and $30 million during the three months ended October 31, 2018 and 2017, respectively, and is included in the QuickBooks Desktop Accounting revenue presented in the table above.

Intuit Q1 Fiscal 2019 Form 10-Q	25

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

• Liquidity and Capital Resources:  Discussion of key aspects of our consolidated statements of cash flows, changes in our consolidated balance sheets, and our financial commitments.

You should note that this MD&A contains forward-looking statements that involve risks and uncertainties. Please see the section entitled “Forward-Looking Statements” immediately preceding Part 1 for important information to consider when evaluating such statements.
You should read this MD&A in conjunction with the financial statements and related notes in Part I, Item 1 of this Quarterly Report and our Annual Report on Form 10-K for the fiscal year ended July 31, 2018.
We adopted the new accounting standards for revenue recognition effective August 1, 2018. Beginning with the first quarter of our fiscal 2019, our financial results reflect the adoption of the standards with the prior periods restated accordingly. See Note 1 to the financial statements in Part I, Item 1 of this Quarterly Report for more information.
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

Intuit Q1 Fiscal 2019 Form 10-Q	26

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

Small Business & Self-Employed:  This segment targets small businesses and the self-employed around the world, and the accounting professionals who serve and advise them. Our offerings include QuickBooks financial and business management online services and desktop software, payroll solutions, merchant payment processing solutions, and financing for small businesses.
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
Our strategy is built on the strength of our One Intuit Ecosystem, designed to unlock the power of many for the prosperity of each and every participant. Our evolving strategy focuses on three elements:

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

Intuit Q1 Fiscal 2019 Form 10-Q	27

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
Seasonality
Our Consumer and Strategic Partner offerings have a significant and distinct seasonal pattern as sales and revenue from our income tax preparation products and services are heavily concentrated in the period from November through April. This seasonal pattern results in higher net revenues during our second and third quarters ending January 31 and April 30, respectively.

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

Overview of Financial Results
The most important financial indicators that we use to assess our business are revenue growth for the company as a whole, for each reportable segment, and for product lines within each reportable segment; operating income growth and operating income margins for the company as a whole and for each reportable segment; earnings per share; and cash flow from operations. We also track certain non-financial drivers of revenue growth and, when material, identify them in the applicable discussions of segment results below. These non-financial drivers include, for example, customer growth and retention for all of our businesses. Online service offerings are a significant part of our business. Our total service and other revenue was $4.4 billion or 73% of our total revenue in fiscal 2018 and we expect our total service and other revenue to continue to grow in the future.
Key highlights for the first three months of fiscal 2019 include the following:

Revenue of	Small Business & Self-Employed revenue of	Cash, cash equivalents, and investments of
$1.0 B	$908 M	$1.3 B
up 12% from same period of fiscal 2018	up 11% from same period of fiscal 2018

Intuit Q1 Fiscal 2019 Form 10-Q	28

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant impact on our net revenue, operating income or loss, and net income or loss, as well as on the value of certain assets and liabilities on our consolidated balance sheets. We believe that the estimates, assumptions and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2018 have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. Below, we have updated our revenue recognition critical accounting policy for the adoption of the new revenue recognition standard. Other than the changes to our revenue recognition critical accounting policy, we believe that there were no other significant changes in the critical accounting policies and estimates included in our Annual Report on Form 10-K for the fiscal year ended July 31, 2018, during the first three months of fiscal 2019. Senior management has reviewed the development and selection of our critical accounting policies and estimates and their disclosure in this Quarterly Report on Form 10-Q with the Audit and Risk Committee of our Board of Directors.
Revenue Recognition
We derive revenue from the sale of packaged software products, software subscriptions, hosted services, payroll services, merchant payment processing services, financial supplies and hardware. Our contracts with customers often include promises to transfer multiple products and services to a customer. In determining how revenue should be recognized, a five-step process is used, which requires judgment and estimates within the revenue recognition process. These judgments and estimates include (1) identifying performance obligations in the contract; (2) determining whether the performance obligations are distinct; (3) determining the standalone sales price (SSP) for each distinct performance obligation; (4) determining the timing of revenue recognition for distinct performance obligations; and (5) estimating the amount of variable consideration to include in the transaction price. If we were to change any of these judgments or estimates, it could cause a material increase or decrease in the amount of revenue we report in a particular period. For additional information, see “Revenue Recognition” in Note 1 to the financial statements in Part 1, Item 1 of this Quarterly Report.

RESULTS OF OPERATIONS

Financial Overview

(Dollars in millions, except per share amounts)	Q1 FY19	Q1 FY18	$ Change	% Change
Total net revenue	$1,016	$910	$106	12%
Operating loss	(10)	(35)	25	(71)%
Net income (loss)	34	(2)	36	NM
Diluted net income (loss) per share	$0.13	$(0.01)	$0.14	NM
NM = Not Meaningful
Total net revenue for the first quarter of fiscal 2019 increased $106 million or 12% compared with the same quarter of fiscal 2018. The increase was primarily attributable to an increase in our Small Business & Self-Employed segment revenue due to growth in the Online Ecosystem. Revenue in our Consumer and Strategic Partner segments was seasonally light. See “Segment Results” later in this Item 2 for more information about the results for all of our reportable segments.
Operating loss for the first quarter of fiscal 2019 was $10 million compared with an operating loss of $35 million in the same quarter of fiscal 2018. The decrease was due to the increase in revenue described above partially offset by higher costs and expenses for staffing and advertising and marketing programs. See “Operating Expenses” later in this Item 2 for more information.
We recorded net income for the first quarter of fiscal 2019 of $34 million compared with a net loss of $2 million in the same quarter of fiscal 2018. During the three months ended October 31, 2018 and 2017, we recognized excess tax benefits on share-based compensation of $41 million and $25 million, respectively, in our provision for income taxes. The increase in excess tax benefits on share-based compensation was primarily due to an increase in stock option exercises during the period and resulted in net income for the first quarter of fiscal 2019 as compared to a net loss for the first quarter of fiscal 2018. Diluted net income per share for the first quarter of fiscal 2019 was $0.13, compared to a diluted net loss per share of $0.01 in the same quarter of fiscal 2018.

Intuit Q1 Fiscal 2019 Form 10-Q	29

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
Segment operating income or loss is segment net revenue less segment cost of revenue and operating expenses. See “Executive Overview – Industry Trends and Seasonality” earlier in this Item 2 for a description of the seasonality of our business. Segment expenses do not include certain costs, such as corporate selling and marketing, product development, general and administrative expenses, and share-based compensation expenses, which are not allocated to specific segments. These unallocated costs totaled $402 million in the first three months of fiscal 2019 and $372 million in the first three months of fiscal 2018. Unallocated costs increased in the fiscal 2019 period due to increased corporate product development, selling and marketing, and general and administrative expenses in support of the growth of our businesses and higher share-based compensation expenses. Segment expenses also do not include amortization of acquired technology, amortization of other acquired intangible assets, and goodwill and intangible asset impairment charges. See Note 9 to the financial statements in Part I, Item 1 of this Quarterly Report for reconciliations of total segment operating income or loss to consolidated operating income or loss for each fiscal period presented.

Intuit Q1 Fiscal 2019 Form 10-Q	30

Small Business & Self-Employed

Small Business & Self-Employed segment includes both Online Ecosystem and Desktop Ecosystem revenue.
Our Online Ecosystem includes revenue from QuickBooks Online and QuickBooks Self-Employed financial and business management offerings; small business payroll services, including QuickBooks Online Payroll, Intuit Online Payroll, Intuit Full Service Payroll; merchant payment processing services for small businesses who use online offerings; and financing for small businesses.
Our Desktop Ecosystem includes revenue from our QuickBooks Desktop packaged software products (Desktop Pro, Desktop for Mac, Desktop Premier, and QuickBooks Point of Sale); QuickBooks Desktop software subscriptions (QuickBooks Desktop Pro Plus, QuickBooks Desktop Premier Plus, and QuickBooks Enterprise, and ProAdvisor Program memberships for the accounting professionals who serve small businesses); desktop payroll products (QuickBooks Basic Payroll, QuickBooks Assisted Payroll and QuickBooks Enhanced Payroll); merchant payment processing services for small businesses who use desktop offerings; and financial supplies.

Segment product revenue is derived from revenue related to software license and version protection for our QuickBooks Desktop products and subscriptions, license and related updates for our desktop payroll products and financial supplies, which are all part of our Desktop Ecosystem. Segment service and other revenue is derived from our Online Ecosystem revenue; and Desktop Ecosystem revenue related to support and connected services for our QuickBooks Desktop and desktop payroll products and subscriptions and merchant payment processing services.

(Dollars in millions)	Q1 FY19	Q1 FY18	% Change
Product revenue	$329	$354	(7)%
Service and other revenue	579	465	25%
Total segment revenue	$908	$819	11%
% of total revenue	89%	90%

Segment operating income	$460	$424	8%
% of related revenue	51%	52%
Revenue for our Small Business & Self-Employed segment increased $89 million or 11% in the first quarter of fiscal 2019 compared with the same period of fiscal 2018 due to growth in Online Ecosystem revenue.
Online Ecosystem
Online Ecosystem revenue increased 42% in the first quarter of fiscal 2019 compared with the same period of fiscal 2018. QuickBooks Online revenue increased 46% in the first quarter of fiscal 2019 due to an increase in QuickBooks Online subscribers and average revenue per customer. At October 31, 2018 QuickBooks Online subscribers were 3.6 million, up 41% compared with the same point in time a year ago. Online Services revenue increased 36% in the first quarter of fiscal 2019 compared with the same period of fiscal 2018 primarily due to customer growth in online payroll and payments and an increase in revenue from other online services.
Desktop Ecosystem
Desktop Ecosystem revenue decreased 4% in the first quarter of fiscal 2019 compared with the same period of fiscal 2018 primarily due to a decrease in revenue related to the delivery of version protection for our QuickBooks Enterprise customers, which was partially offset by an increase in license revenue related to customer acquisition for our QuickBooks Enterprise offering. QuickBooks Desktop subscribers were up 8% as compared with the same point in time a year ago.
Small Business & Self-Employed segment operating income increased 8% in the first quarter of fiscal 2019 compared with the same period of fiscal 2018. This increase was primarily due to the higher Online Ecosystem revenue described above partially offset by higher expenses for staffing and advertising and marketing programs.

Intuit Q1 Fiscal 2019 Form 10-Q	31

Consumer

Consumer segment product revenue is derived primarily from TurboTax desktop tax return preparation software and related form updates.
Consumer segment service and other revenue is derived primarily from TurboTax Online products, electronic tax filing services and connected services, and also from our Mint and Turbo offerings.

(Dollars in millions)	Q1 FY19	Q1 FY18	% Change
Product revenue	$6	$5	20%
Service and other revenue	84	69	22%
Total segment revenue	$90	$74	22%
% of total revenue	9%	8%

Segment operating loss	$(41)	$(59)	(31)%
% of related revenue	(46)%	(80)%
Total Consumer segment revenue increased $16 million or 22% in the first quarter of fiscal 2019 compared with the same period of fiscal 2018. Due to the seasonal nature of our Consumer offerings, we typically generate nominal revenue from Consumer products and services in our first fiscal quarter compared with our second and third fiscal quarters. The majority of revenue for the first quarter of each fiscal year is for the filing of extended returns for the previous tax year. Because of the seasonality of our Consumer revenue, we do not believe that first quarter revenue in this segment is indicative of revenue trends for the current fiscal year. We will not have substantially complete results for the 2018 tax season until the third quarter of fiscal 2019.
In our first fiscal quarter, Consumer segment typically generates operating losses because Consumer revenue is nominal while operating expenses for functions such as research and development and general and administrative expenses continue at relatively consistent levels. We do not believe that Consumer segment operating results for the first quarter of fiscal 2019 compared with the same quarter of fiscal 2018 are indicative of trends for the full fiscal year.

Intuit Q1 Fiscal 2019 Form 10-Q	32

Strategic Partner

Strategic Partner segment product revenue is derived primarily from Lacerte, ProSeries, and ProFile desktop tax preparation software products and related form updates.
Strategic Partner segment service and other revenue is derived primarily from ProConnect Tax Online tax products, electronic tax filing service, connected services and, bank products.

(Dollars in millions)	Q1 FY19	Q1 FY18	% Change
Product revenue	$12	$11	9%
Service and other revenue	6	6	—%
Total segment revenue	$18	$17	6%
% of total revenue	2%	2%

Segment operating loss	$(20)	$(25)	(20)%
% of related revenue	(111)%	(147)%
Total Strategic Partner segment revenue increased $1 million or 6% in the first quarter of fiscal 2019 compared with the same period of fiscal 2018. Due to the seasonal nature of our Strategic Partner offerings, we typically generate nominal revenue from professional tax products and services in our first fiscal quarter compared with our second and third fiscal quarters. The majority of revenue for the first quarter of each fiscal year is for the filing of extended returns for the previous tax year. Because of the seasonality of our Strategic Partner revenue, we do not believe that first quarter revenue in this segment is indicative of revenue trends for the current fiscal year. We will not have substantially complete results for the 2018 tax season until the third quarter of fiscal 2019.
In our first fiscal quarter, Strategic Partner segment typically generates operating losses because revenue is nominal while operating expenses for functions such as research and development and general and administrative expenses continue at relatively consistent levels. We do not believe that Strategic Partner segment operating results for the first quarter of fiscal 2019 compared with the same quarter of fiscal 2018 are indicative of trends for the full fiscal year.

Intuit Q1 Fiscal 2019 Form 10-Q	33

Cost of Revenue

(Dollars in millions)	Q1 FY19	% of Related Revenue	Q1 FY18	% of Related Revenue
Cost of product revenue	$15	4%	$18	5%
Cost of service and other revenue	227	34%	178	33%
Amortization of acquired technology	5	n/a	2	n/a
Total cost of revenue	$247	24%	$198	22%
Cost of product revenue as a percentage of product revenue was consistent in the first quarter of fiscal 2019 compared with the same period of fiscal 2018. We expense costs of product revenue as they are incurred for delivered software and we do not defer any of these costs when product revenue is deferred. Cost of service and other revenue as a percentage of service and other revenue was consistent in the first quarter of fiscal 2019 compared with the same period of fiscal 2018.

Operating Expenses

(Dollars in millions)	Q1 FY19	% of Total Net Revenue	Q1 FY18	% of Total Net Revenue
Selling and marketing	$346	34%	$308	34%
Research and development	294	29%	293	32%
General and administrative	137	14%	145	16%
Amortization of other acquired intangible assets	2	—%	1	—%
Total operating expenses	$779	77%	$747	82%
Total operating expenses as a percentage of total net revenue decreased in the first quarter of fiscal 2019 compared to the same period of fiscal 2018. Total net revenue for the first quarter of fiscal 2019 increased $106 million or 12% while total operating expenses for the quarter increased $32 million or 4%. Total operating expenses increased about $14 million for higher staffing expenses due to higher headcount and about $14 million for higher advertising and marketing programs.

Non-Operating Income and Expenses
Interest Expense
Interest expense of $4 million for the first three months of fiscal 2019 consisted primarily of interest on our unsecured term loan. Interest expense of $5 million for the first three months of fiscal 2018 consisted primarily of interest on our unsecured term loan and unsecured revolving credit facility.
Interest and Other Income, Net

(In millions)	Q1 FY19	Q1 FY18
Interest income	$7	$2
Net gain (loss) on executive deferred compensation plan assets (1)	(5)	2
Other	(2)	(1)
Total interest and other income, net	$—	$3

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

Intuit Q1 Fiscal 2019 Form 10-Q	34

Income Taxes
We compute our provision for or benefit from income taxes by applying the estimated annual effective tax rate to income or loss from recurring operations and adding the effects of any discrete income tax items specific to the period. Our effective tax rate for the first quarter of fiscal 2018 has been restated to reflect the full retrospective application of ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” See Note 1 and Note 6 to the financial statements in Part I, Item I of this Quarterly Report for more information.
The Tax Cuts and Jobs Act (2017 Tax Act) was enacted on December 22, 2017 and reduced the U.S. statutory federal corporate tax rate from 35% to 21%. The effective date of the tax rate change was January 1, 2018. The change resulted in a blended lower U.S. statutory federal rate of 26.9% for fiscal 2018. Our first quarter of fiscal 2018 reflects tax effects at the pre-enactment U.S. statutory federal rate of 35%. In fiscal 2019, we fully benefit from the enacted lower tax rate of 21%.
We recognized excess tax benefits on share-based compensation of $41 million and $25 million in our provision for income taxes in the first quarter of fiscal 2019 and 2018, respectively. The increase in excess tax benefits on share-based compensation was primarily due to an increase in stock option exercises during the first quarter of fiscal 2019.
We recorded a $48 million tax benefit on a pretax loss of $14 million for the three months ended October 31, 2018. Excluding discrete tax items primarily related to share-based compensation tax benefits, our effective tax rate for the period was 23% and did not differ significantly from the federal statutory rate of 21%.
Our effective tax rate for the first quarter of fiscal 2018 was approximately 95%. Excluding discrete tax items primarily related to share-based compensation tax benefits, our effective tax rate for the period was 33% and did not differ significantly from the federal statutory rate of 35%.

LIQUIDITY AND CAPITAL RESOURCES

Overview
At October 31, 2018, our cash, cash equivalents and investments totaled $1.3 billion, a decrease of $384 million from July 31, 2018 due to the factors discussed under “Statements of Cash Flows” below. Our primary sources of liquidity have been cash from operations, which entails the collection of accounts receivable for products and services, and borrowings under our credit facility. In fiscal 2019 our U.S. statutory tax rate decreased to 21% as a result of the 2017 Tax Act, which increased our cash from operations. Our primary uses of cash have been for research and development programs, selling and marketing activities, capital projects, acquisitions of businesses, debt service costs and debt repayment, repurchases of our common stock under our stock repurchase programs, and the payment of cash dividends. As discussed in “Executive Overview – Industry Trends and Seasonality” earlier in this Item 2, our business is subject to significant seasonality. The balance of our cash, cash equivalents, and investments generally fluctuates with that seasonal pattern. We believe the seasonality of our business is likely to continue in the future.
The following table summarizes selected measures of our liquidity and capital resources at the dates indicated:

(Dollars in millions)	October 31, 2018	July 31, 2018	$ Change	% Change
Cash, cash equivalents, and investments	$1,332	$1,716	$(384)	(22)%
Long-term investments	13	13	—	—%
Short-term debt	50	50	—	—%
Long-term debt	375	388	(13)	(3)%
Working capital	646	679	(33)	(5)%
Ratio of current assets to current liabilities	1.4 : 1	1.4 : 1
We have historically generated significant cash from operations and we expect to continue to do so in the future. Our cash, cash equivalents, and investments totaled $1.3 billion at October 31, 2018. None of those funds were restricted and approximately 82% of those funds were located in the U.S. Our unsecured revolving credit facility is available to us for general corporate purposes, including future acquisitions and stock repurchases. At October 31, 2018, no amounts were outstanding under the revolving credit facility.
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

Intuit Q1 Fiscal 2019 Form 10-Q	35

stockholders through repurchases of our common stock and payment of cash dividends, after taking into account our operating and strategic cash needs.

Statements of Cash Flows
The following table summarizes selected items from our consolidated statements of cash flows for the first three months of fiscal 2019 and fiscal 2018. Effective August 1, 2018, we adopted the requirements of Accounting Standards Update (ASU) 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash.” The amounts below have been restated to comply with this new standard. See the financial statements in Part I, Item 1 of this Quarterly Report for complete consolidated statements of cash flows for those periods.

	Three Months Ended
(Dollars in millions)	October 31, 2018	October 31, 2017	$ Change
Net cash provided by (used in):
Operating activities	$(143)	$(78)	$(65)
Investing activities	20	(128)	148
Financing activities	(182)	158	(340)
Effect of exchange rates on cash, cash equivalents, restricted cash, and restricted cash equivalents	(4)	(5)	1
Net decrease in cash, cash equivalents, restricted cash, and restricted cash equivalents	$(309)	$(53)	$(256)

Our primary sources and uses of cash were as follows:
Three Months Ended
October 31, 2018	October 31, 2017
 Sources of cash:

• Issuance of common stock under employee stock plans

 Uses of cash:

• Operations
• Payment of accrued bonuses for fiscal 2018
• Repurchases of shares of our common stock
• Payment of cash dividends and dividend rights
• Capital expenditures
• Repayment of debt

Sources of cash:

• Borrowings under revolving credit facility
• Issuance of common stock under employee stock plans

 Uses of cash:

• Operations
• Payment of accrued bonuses for fiscal 2017
• Repurchases of shares of our common stock
• Payment of cash dividends and dividend rights
• Capital expenditures
• Repayment of debt

Stock Repurchase Programs, Treasury Shares, and Dividends on Common Stock
As described in Note 7 to the financial statements in Part I, Item 1 of this Quarterly Report, during the first three months of fiscal 2019 we continued to repurchase shares of our common stock under repurchase programs that our Board of Directors has authorized. At October 31, 2018, we had authorization from our Board of Directors to expend up to an additional $3.1 billion for stock repurchases. We currently expect to continue repurchasing our common stock on a quarterly basis; however, future stock repurchases under the current program are at the discretion of management, and authorization of future stock repurchase programs is subject to the final determination of our Board of Directors.
We have continued to pay quarterly cash dividends on shares of our outstanding common stock. During the three months ended October 31, 2018 we declared and paid a quarterly cash dividend of $0.47 per share of outstanding common stock for a total of $129 million. In November 2018 our Board of Directors declared a quarterly cash dividend of $0.47 per share of outstanding common stock payable on January 18, 2019 to stockholders of record at the close of business on January 10, 2019. We currently expect to continue paying comparable cash dividends on a quarterly basis; however, future declarations of dividends and the establishment of future record dates and payment dates are subject to the final determination of our Board of Directors.

Intuit Q1 Fiscal 2019 Form 10-Q	36

Credit Facility
On February 1, 2016 we entered into a master credit agreement with certain institutional lenders for a five-year credit facility in an aggregate principal amount of $1.5 billion. The master credit agreement includes a $500 million unsecured term loan and a $1 billion unsecured revolving credit facility that will expire on February 1, 2021. Under the master credit agreement we may, subject to certain customary conditions, on one or more occasions increase commitments under the revolving credit facility in an amount not to exceed $250 million in the aggregate and may extend the maturity date up to two times. Advances under the revolving credit facility accrue interest at rates that are equal to, at our election, either Bank of America's alternate base rate plus a margin that ranges from 0.0% to 0.5% or the London Interbank Offered Rate (LIBOR) plus a margin that ranges from 0.9% to 1.5%. Actual margins under either election will be based on our senior debt credit ratings. At October 31, 2018, no amounts were outstanding under the revolving credit facility. We monitor counterparty risk associated with the institutional lenders that are providing the credit facility. We currently believe that the credit facility will be available to us should we choose to borrow under it.
Under the master credit agreement, we borrowed $500 million in the form of an unsecured term loan on February 1, 2016. We may, subject to certain customary conditions, on one or more occasions increase commitments under the term loan in an amount not to exceed $500 million in the aggregate. The term loan accrues interest at rates that are equal to, at our election, either Bank of America's alternate base rate plus a margin that ranges from 0.125% to 0.875% or LIBOR plus a margin that ranges from 1.125% to 1.875%. Actual margins under either election will be based on our senior debt credit ratings. The term loan is subject to quarterly principal payments, which began in July 2017, of 2.5% of the original loan amount, with the balance payable on February 1, 2021. At October 31, 2018, $425 million was outstanding under the term loan.
The master credit agreement includes customary affirmative and negative covenants, including financial covenants that require us to maintain a ratio of total debt to annual earnings before interest, taxes, depreciation and amortization (EBITDA) of not greater than 3.25 to 1.00 as of any date and a ratio of annual EBITDA to annual interest expense of not less than 3.00 to 1.00 as of the last day of each fiscal quarter. We remained in compliance with these covenants at all times during the quarter ended October 31, 2018.

Cash Held by Foreign Subsidiaries
Our cash, cash equivalents, and investments totaled $1.3 billion at October 31, 2018. Approximately 18% of those funds were held by our foreign subsidiaries and subject to repatriation tax considerations. These foreign funds were located primarily in Canada and India. As a result of the 2017 Tax Act we do not expect to pay incremental U.S. taxes on repatriation. We have recorded income tax expense for Canada and India withholding and distribution taxes on earnings that are not permanently reinvested. In the event that funds from foreign operations are repatriated to the United States, we would pay withholding or distribution taxes at that time.
Off-Balance Sheet Arrangements
At October 31, 2018, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.
Contractual Obligations
We presented our contractual obligations at July 31, 2018 in our Annual Report on Form 10-K for the fiscal year then ended. There were no significant changes to our contractual obligations during the first three months of fiscal 2019.
Recent Accounting Pronouncements
For a description of recent accounting pronouncements, if any, and the potential impact of these pronouncements on our consolidated financial statements, see Note 1 to the financial statements in Part I, Item 1 of this Quarterly Report.

Intuit Q1 Fiscal 2019 Form 10-Q	37

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
Our cash equivalents and investments are subject to market risk due to changes in interest rates. Interest rate movements affect the interest income we earn on cash equivalents and investments and the fair value of those investments. If the Federal Reserve Target Rate had increased by 25 basis points from the level of October 31, 2018, the value of our investments at that date would have decreased by approximately $1 million. If the Federal Reserve Target Rate had increased by 100 basis points from the level of October 31, 2018, the value of our investments at that date would have decreased by approximately $4.0 million.
We are also exposed to the impact of changes in interest rates as they affect our $1 billion unsecured revolving credit facility and $500 million unsecured term loan. Advances under the revolving credit facility accrue interest at rates that are equal to Bank of America's alternate base rate plus a margin that ranges from 0.0% to 0.5% or the London InterBank Offered Rate (LIBOR) plus a margin that ranges from 0.9% to 1.5%. The term loan accrues interest at rates that are equal to, at our election, either Bank of America's alternate base rate plus a margin that ranges from 0.125% to 0.875% or LIBOR plus a margin that ranges from 1.125% to 1.875%. Actual margins under all of these elections are based on our senior debt credit ratings. Consequently, our interest expense fluctuates with changes in the general level of these interest rates. At October 31, 2018, no amounts were outstanding under the revolving credit facility and $425 million was outstanding under the term loan. See Note 4 and Note 5 to the financial statements in Part I, Item 1 of this Quarterly Report for more information.
Impact of Foreign Currency Rate Changes
The functional currencies of our international operating subsidiaries are generally the local currencies. We translate the assets and liabilities of our foreign subsidiaries at the exchange rates in effect on the balance sheet date. We translate their revenue, costs and expenses at the average rates of exchange in effect during the period. We include translation gains and losses in the stockholders’ equity section of our consolidated balance sheets. We include net gains and losses resulting from foreign exchange transactions in interest and other income in our consolidated statements of operations.
Since we translate foreign currencies (primarily Canadian dollars, Indian rupees, and British pounds) into U.S. dollars for financial reporting purposes, currency fluctuations can have an impact on our financial results. The historical impact of currency fluctuations on our financial results has generally been immaterial. We believe that our exposure to currency exchange fluctuation risk is not significant because our global subsidiaries invoice customers and satisfy their financial obligations almost exclusively in their local currencies. We believe the impact of currency fluctuations will continue to not be significant in the future due to the reasons cited above. However, the impact of currency fluctuations could be material in the future. As of October 31, 2018, we did not engage in foreign currency hedging activities.

Intuit Q1 Fiscal 2019 Form 10-Q	38

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

Intuit Q1 Fiscal 2019 Form 10-Q	39

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
Our consumer tax business also faces significant competition from the public sector, where we face the risk of federal and state taxing authorities proposing revenue raising strategies that involve developing and providing government tax software or other government return preparation systems at public expense. These or similar programs may be introduced or expanded in the future, which may change the voluntary compliance tax system in ways that could cause us to lose customers and revenue. The IRS Free File Program is currently the sole means by which the IRS offers tax software to taxpayers, and as part of the program the IRS has agreed it will not offer a duplicative or competing service. Under this program, the IRS has worked with private industry to provide more than 50 million free returns since 2003, utilizing donated private sector tax software and e-filing services for low and middle income taxpayers at no cost to the government or individual users. However, its continuation depends on a number of factors, including increasing public awareness of and access to the free program, as well as continued government support. The current agreement is scheduled to expire in October 2021. If the Free File Program were to be terminated and the IRS were to enter the software development and return preparation space, the federal government would become a publicly funded direct competitor of the U.S. tax services industry and of Intuit. Government funded services that curtail or eliminate the role of taxpayers in preparing their own taxes could potentially have material and adverse revenue implications.

Intuit Q1 Fiscal 2019 Form 10-Q	40

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

Intuit Q1 Fiscal 2019 Form 10-Q	41

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
Developing and maintaining awareness of our brands is critical to achieving widespread acceptance of our existing and future products and services and is an important element in attracting new customers. Adverse publicity (whether or not justified) relating to events or activities attributed to us, our employees, agents, third parties we rely on, or our users, may tarnish our reputation and reduce the value of our brands. Our brand value also depends on our ability to provide secure and trustworthy products and services as well as our ability to protect and use our customers’ data in a manner that meets their expectations. In addition, a security incident which results in unauthorized disclosure of our customers’ sensitive data could cause material reputational harm. Damage to our reputation and loss of brand equity may reduce demand for our products and services and thus have an adverse effect on our future financial results, as well as require additional resources to rebuild our reputation and restore the value of the brands and could also reduce our stock price.
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
We have divested and may in the future divest certain assets or businesses that no longer fit with our strategic direction or growth targets. Divestitures involve significant risks and uncertainties, including:

•	inability to find potential buyers on favorable terms;

•	failure to effectively transfer liabilities, contracts, facilities and employees to buyers;

•	requirements that we retain or indemnify buyers against certain liabilities and obligations;

•	the possibility that we will become subject to third-party claims arising out of such divestiture;

•	challenges in identifying and separating the intellectual property and data to be divested from the intellectual property and data that we wish to retain;

•	inability to reduce fixed costs previously associated with the divested assets or business;

•	challenges in collecting the proceeds from any divestiture;

•	disruption of our ongoing business and distraction of management;

•	loss of key employees who leave the Company as a result of a divestiture; and

Intuit Q1 Fiscal 2019 Form 10-Q	42

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

Intuit Q1 Fiscal 2019 Form 10-Q	43

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
While we conduct background checks of our workforce, conduct reviews of partners, developers and vendors and use commercially available technologies to limit access to systems and data, it is possible that one or more of these individuals or third parties may misrepresent their intended use of data or may circumvent our controls, resulting in accidental or intentional disclosure or misuse of our customers’ or employees’ data. Further, while we conduct due diligence on these third parties with respect to their security and business controls, we may not have the ability to effectively monitor or oversee the implementation of these control measures. Individuals or third parties may be able to circumvent these security and business controls and/or exploit vulnerabilities that may exist in these controls, resulting in the disclosure or misuse of sensitive business and personal customer or employee information and data.
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

Intuit Q1 Fiscal 2019 Form 10-Q	44

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
Our reputation and ability to attract, retain and serve our customers is dependent upon the reliable performance of our products and our underlying technical infrastructure. As we continue to grow our online services, we become more dependent on the continuing operation and availability of our information technology and communications systems and those of our external service providers, including, for example, third-party Internet-based or cloud computing services. We do not have redundancy for all of our systems, and our disaster recovery planning may not account for all eventualities. We have designed a significant portion of our software and computer systems to utilize data processing and storage capabilities provided by Amazon Web Services (AWS). If AWS is unavailable to us for any reason, our customers may not be able to access certain of our cloud products or features, which could significantly impact our operations, business, and financial results.
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

Intuit Q1 Fiscal 2019 Form 10-Q	45

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

Intuit Q1 Fiscal 2019 Form 10-Q	46

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

Intuit Q1 Fiscal 2019 Form 10-Q	47

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

Intuit Q1 Fiscal 2019 Form 10-Q	48

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
The laws relating to the liability of online services companies for information such as online content disseminated through their services are subject to frequent challenges. In spite of settled law in the U.S., claims are made against online services companies by parties who disagree with the content. Where our online content is accessed on the internet outside of the U.S., challenges may be brought under foreign laws which do not provide the same protections for online services companies as in the U.S. These challenges in either U.S. or foreign jurisdictions may give rise to legal claims alleging defamation, libel, invasion of privacy, negligence, copyright or trademark infringement, or other theories based on the nature and content of the materials disseminated through the services. Certain of our services include content generated by users of our online services. Although this content is not generated by us, claims of defamation or other injury may be made against us for that content. Any costs incurred as a result of this potential liability may harm our business.
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
Our future effective income tax rates may be favorably or unfavorably affected by unanticipated changes in the valuation of our deferred tax assets and liabilities, by changes in our stock price, or by changes in tax laws or their interpretation, including the recently passed the 2017 Tax Act. The 2017 Tax Act introduces significant changes to U.S. income tax law. Accounting for the income tax effects of the 2017 Tax Act requires significant judgments and estimates as well as accumulation of information not previously provided for in U.S. tax law. As additional regulatory guidance is issued by the applicable taxing authorities, our analysis may change, which could materially affect our tax obligations and effective tax rate. Further, foreign governments may enact tax laws in response to the 2017 Tax Act that could result in further changes to global taxation and materially affect our financial position and results of operations. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting

Intuit Q1 Fiscal 2019 Form 10-Q	49

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
Our acquisitions have resulted in significant expenses, including amortization and impairment of acquired technology and other acquired intangible assets, and impairment of goodwill. Total costs and expenses in these categories were $21 million in fiscal 2018; $14 million in fiscal 2017; and $34 million in fiscal 2016. Although under current accounting rules goodwill is not amortized, we may incur impairment charges related to the goodwill already recorded and to goodwill arising out of future acquisitions. We test the impairment of goodwill annually in our fourth fiscal quarter or more frequently if indicators of impairment arise. The timing of the formal annual test may result in charges to our consolidated statements of operations in our fourth fiscal quarter that may not have been reasonably foreseen in prior periods. At October 31, 2018, we had $1.6 billion in goodwill and $55 million in net acquired intangible assets on our consolidated balance sheet, both of which may be subject to impairment charges in the future. New acquisitions, and any impairment of the value of acquired intangible assets, may have a significant negative impact on our future financial results.
We have $425 million in debt outstanding under the term loan and may incur other debt in the future, which may adversely affect our financial condition and future financial results.
On February 1, 2016, we entered into a master credit agreement with certain institutional lenders for a new five-year credit facility in an aggregate principal amount of $1.5 billion. The master credit agreement includes a $500 million unsecured term loan and a $1 billion unsecured revolving credit facility that will expire on February 1, 2021. As of October 31, 2018, $425 million was outstanding on the term loan and no amounts were outstanding under the revolving credit facility. We may use the proceeds of any advances against the credit facility for general corporate purposes, including future acquisitions and share repurchases.

Intuit Q1 Fiscal 2019 Form 10-Q	50

This debt may adversely affect our financial condition and future financial results by, among other things:

•	increasing our vulnerability to downturns in our business, to competitive pressures and to adverse economic and industry conditions;

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

Intuit Q1 Fiscal 2019 Form 10-Q	51

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities By The Issuer And Affiliated Purchasers
Stock repurchase activity during the three months ended October 31, 2018 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans
August 1, 2018 through August 31, 2018	44,500	$216.16	44,500	$3,239,571,066
September 1, 2018 through September 30, 2018	169,100	$223.17	169,100	$3,201,833,439
October 1, 2018 through October 31, 2018	253,882	$211.48	253,882	$3,148,143,404
Total	467,482	$216.15	467,482
Note: All of the shares purchased during the three months ended October 31, 2018 were purchased under a plan we announced on August 19, 2016 under which we are authorized to repurchase up to $2 billion of our common stock. On August 21, 2018 our Board approved a new stock repurchase program under which we are authorized to repurchase up to an additional $2 billion of our common stock. At October 31, 2018, authorization from our Board of Directors to expend up to $3.1 billion remained available under these plans.

ITEM 6 - EXHIBITS
See the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q.

Intuit Q1 Fiscal 2019 Form 10-Q	52

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTUIT INC. (Registrant)
Date:	November 20, 2018	By:	/s/ MICHELLE M. CLATTERBUCK
Michelle M. Clatterbuck
Executive Vice President and Chief Financial Officer (Authorized Officer and Principal Financial Officer)

Intuit Q1 Fiscal 2019 Form 10-Q	53

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference

10.01	Letter Regarding Terms of Employment by and between Intuit Inc. and Sasan Goodarzi, dated November 15, 2018	X

10.02	Description of Non-Employee Director Compensation, approved October 31, 2018 and effective January 17, 2019	X

10.03	Free On-Line Electronic Tax Filing Agreement Amendment, effective as of October 31, 2018, between the Internal Revenue Service and Free File Inc.	X

10.04	Eighth Memorandum of Understanding on Service Standards and Disputes between the Internal Revenue Service and Free File Inc.	X

31.01	Certification of Chief Executive Officer	X

31.02	Certification of Chief Financial Officer	X

32.01*	Section 1350 Certification (Chief Executive Officer)	X

32.02*	Section 1350 Certification (Chief Financial Officer)	X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X

101.SCH	XBRL Taxonomy Extension Schema	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase	X
________________________________

*	This exhibit is intended to be furnished and shall not be deemed “filed” for purposes of the Securities Exchange Act of 1934, as amended.

Intuit Q1 Fiscal 2019 Form 10-Q	54