Form 10-Q
period 2019-01-31
INTUIT INC
filed 2019-02-22
CIK 896878

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended January 31, 2019
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 259,072,994 shares of Common Stock, $0.01 par value, were outstanding at February 15, 2019.

INTUIT INC. FORM 10-Q INDEX

Page
PART I - FINANCIAL INFORMATION

ITEM 1: Financial Statements (Unaudited)

Condensed Consolidated Statements of Operations for the three and six months ended January 31, 2019 and 2018	4

Condensed Consolidated Statements of Comprehensive Income for the three and six months ended January 31, 2019 and 2018	5

Condensed Consolidated Balance Sheets at January 31, 2019 and July 31, 2018	6

Condensed Consolidated Statements of Stockholders’ Equity for the three and six months ended January 31, 2019 and 2018	7

Condensed Consolidated Statements of Cash Flows for the six months ended January 31, 2019 and 2018	8

Notes to Condensed Consolidated Financial Statements	9

ITEM 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

ITEM 3: Quantitative and Qualitative Disclosures about Market Risk	40

ITEM 4: Controls and Procedures	41

PART II - OTHER INFORMATION

ITEM 1: Legal Proceedings	42

ITEM 1A: Risk Factors	42

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds	54

ITEM 6: Exhibits	54

Signatures	55

EX-10.01
EX-10.02
EX-10.03
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

Intuit Q2 Fiscal 2019 Form 10-Q	2

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

Intuit Q2 Fiscal 2019 Form 10-Q	3

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

INTUIT INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended		Six Months Ended
(In millions, except per share amounts)	January 31, 2019	January 31, 2018	January 31, 2019	January 31, 2018
Net revenue:
Product	$533	$529	$880	$899
Service and other	969	810	1,638	1,350
Total net revenue	1,502	1,339	2,518	2,249
Costs and expenses:
Cost of revenue:
Cost of product revenue	26	27	41	45
Cost of service and other revenue	254	216	481	394
Amortization of acquired technology	5	3	10	5
Selling and marketing	548	469	894	777
Research and development	295	286	589	579
General and administrative	140	143	277	288
Amortization of other acquired intangible assets	1	1	3	2
Total costs and expenses	1,269	1,145	2,295	2,090
Operating income	233	194	223	159
Interest expense	(4)	(6)	(8)	(11)
Interest and other income, net	6	5	6	8
Income before income taxes	235	193	221	156
Income tax provision (benefit)	46	10	(2)	(25)
Net income	$189	$183	$223	$181

Basic net income per share	$0.73	$0.72	$0.86	$0.71
Shares used in basic per share calculations	260	256	260	256

Diluted net income per share	$0.72	$0.70	$0.84	$0.70
Shares used in diluted per share calculations	264	260	264	260

Cash dividends declared per common share	$0.47	$0.39	$0.94	$0.78
See accompanying notes.

Intuit Q2 Fiscal 2019 Form 10-Q	4

INTUIT INC. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended		Six Months Ended
(In millions)	January 31, 2019	January 31, 2018	January 31, 2019	January 31, 2018

Net income	$189	$183	$223	$181
Other comprehensive income (loss), net of income taxes:
Unrealized gain (loss) on available-for-sale debt securities	1	(1)	1	(1)
Foreign currency translation gain (loss)	3	10	(1)	3
Total other comprehensive income, net	4	9	—	2
Comprehensive income	$193	$192	$223	$183

See accompanying notes.

Intuit Q2 Fiscal 2019 Form 10-Q	5

INTUIT INC. CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(In millions)	January 31, 2019	July 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$1,075	$1,464
Investments	258	252
Accounts receivable, net	554	98
Income taxes receivable	70	39
Prepaid expenses and other current assets	253	202
Current assets before funds held for customers	2,210	2,055
Funds held for customers	434	367
Total current assets	2,644	2,422
Long-term investments	13	13
Property and equipment, net	810	812
Goodwill	1,611	1,611
Acquired intangible assets, net	49	61
Other assets	208	215
Total assets	$5,335	$5,134

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$50	$50
Accounts payable	400	178
Accrued compensation and related liabilities	221	369
Deferred revenue	639	581
Other current liabilities	257	198
Current liabilities before customer fund deposits	1,567	1,376
Customer fund deposits	434	367
Total current liabilities	2,001	1,743
Long-term debt	363	388
Long-term deferred income tax liabilities	51	68
Other long-term obligations	124	119
Total liabilities	2,539	2,318
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock and additional paid-in capital	5,623	5,338
Treasury stock, at cost	(11,328)	(11,050)
Accumulated other comprehensive loss	(36)	(36)
Retained earnings	8,537	8,564
Total stockholders’ equity	2,796	2,816
Total liabilities and stockholders’ equity	$5,335	$5,134
See accompanying notes.

Intuit Q2 Fiscal 2019 Form 10-Q	6

INTUIT INC. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)

	Three Months Ended January 31, 2019
(In millions, except shares in thousands)	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
Balance at October 31, 2018	259,571	$5,501	$(11,151)	$(40)	$8,472	$2,782
Comprehensive income	—	—	—	4	189	193
Issuance of stock under employee stock plans, net of shares withheld for employee taxes	414	21		—	—	21
Stock repurchases under stock repurchase programs	(875)	—	(177)	—	—	(177)
Dividends and dividend rights declared ($0.47 per share)	—	—	—	—	(124)	(124)
Share-based compensation expense	—	101	—	—	—	101
Balance at January 31, 2019	259,110	$5,623	$(11,328)	$(36)	$8,537	$2,796

	Six Months Ended January 31, 2019
(In millions, except shares in thousands)	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
Balance at July 31, 2018	258,616	$5,338	$(11,050)	$(36)	$8,564	$2,816
Comprehensive income	—	—	—	—	223	223
Issuance of stock under employee stock plans, net of shares withheld for employee taxes	1,836	78		—	—	78
Stock repurchases under stock repurchase programs	(1,342)	—	(278)	—	—	(278)
Dividends and dividend rights declared ($0.94 per share)	—	—	—	—	(250)	(250)
Share-based compensation expense	—	207	—	—	—	207
Balance at January 31, 2019	259,110	$5,623	$(11,328)	$(36)	$8,537	$2,796

	Three Months Ended January 31, 2018
(In millions, except shares in thousands)	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
Balance at October 31, 2017	255,667	$4,999	$(10,948)	$(29)	$7,540	$1,562
Comprehensive income	—	—	—	9	183	192
Issuance of stock under employee stock plans, net of shares withheld for employee taxes	939	57	—	—	—	57
Stock repurchases under stock repurchase programs	(530)	—	(83)	—	—	(83)
Dividends and dividend rights declared ($0.39 per share)	—	—	—	—	(102)	(102)
Share-based compensation expense	—	95	—	—	—	95
Balance at January 31, 2018	256,076	$5,151	$(11,031)	$(20)	$7,621	$1,721

	Six Months Ended January 31, 2018
(In millions, except shares in thousands)	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
Balance at July 31, 2017	255,668	$4,857	$(10,778)	$(22)	$7,642	$1,699
Comprehensive income	—	—	—	2	181	183
Issuance of stock under employee stock plans, net of shares withheld for employee taxes	2,163	101	—	—	—	101
Stock repurchases under stock repurchase programs	(1,755)	—	(253)	—	—	(253)
Dividends and dividend rights declared ($0.78 per share)	—	—	—	—	(202)	(202)
Share-based compensation expense	—	193	—	—	—	193
Balance at January 31, 2018	256,076	$5,151	$(11,031)	$(20)	$7,621	$1,721
See accompanying notes.

Intuit Q2 Fiscal 2019 Form 10-Q	7

INTUIT INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended
(In millions)	January 31, 2019	January 31, 2018
Cash flows from operating activities:
Net income	$223	$181
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	99	117
Amortization of acquired intangible assets	13	10
Share-based compensation expense	205	191
Deferred income taxes	(21)	(25)
Other	6	7
Total adjustments	302	300
Changes in operating assets and liabilities:
Accounts receivable	(456)	(428)
Income taxes receivable	(1)	31
Prepaid expenses and other assets	(54)	(65)
Accounts payable	210	176
Accrued compensation and related liabilities	(146)	(89)
Deferred revenue	58	5
Other liabilities	62	63
Total changes in operating assets and liabilities	(327)	(307)
Net cash provided by operating activities	198	174
Cash flows from investing activities:
Purchases of corporate and customer fund investments	(153)	(137)
Sales of corporate and customer fund investments	42	68
Maturities of corporate and customer fund investments	106	66
Net change in customer fund deposits	67	50
Purchases of property and equipment	(80)	(77)
Acquisitions of businesses, net of cash acquired	—	(362)
Originations of term loans to small businesses	(152)	(40)
Principal repayments of term loans from small businesses	116	18
Other	13	(22)
Net cash used in investing activities	(41)	(436)
Cash flows from financing activities:
Proceeds from borrowings under revolving credit facility	—	800
Repayments on borrowings under revolving credit facility	—	(160)
Repayment of debt	(25)	(25)
Proceeds from issuance of stock under employee stock plans	154	150
Payments for employee taxes withheld upon vesting of restricted stock units	(76)	(49)
Cash paid for purchases of treasury stock	(274)	(253)
Dividends and dividend rights paid	(251)	(205)
Other	(5)	—
Net cash provided by (used in) financing activities	(477)	258
Effect of exchange rates on cash, cash equivalents, restricted cash, and restricted cash equivalents	(2)	3
Net decrease in cash, cash equivalents, restricted cash, and restricted cash equivalents	(322)	(1)
Cash, cash equivalents, restricted cash, and restricted cash equivalents at beginning of period	1,631	701
Cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period	$1,309	$700

Reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents reported within the consolidated balance sheets to the total amounts reported on the consolidated statements of cash flows

Cash and cash equivalents	$1,075	$478
Restricted cash and restricted cash equivalents included in funds held for customers	234	222
Total cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period	$1,309	$700

See accompanying notes.

Intuit Q2 Fiscal 2019 Form 10-Q	8

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
These unaudited condensed consolidated financial statements and accompanying notes should be read together with the audited consolidated financial statements in Item 8 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2018. Results for the six months ended January 31, 2019 do not necessarily indicate the results we expect for the fiscal year ending July 31, 2019 or any other future period.

Seasonality
Our Consumer and Strategic Partner offerings have a significant and distinct seasonal pattern as sales and revenue from our income tax preparation products and services are heavily concentrated in the period from November through April. This seasonal pattern results in higher net revenues during our second and third quarters ending January 31 and April 30, respectively.

Significant Accounting Policies
We describe our significant accounting policies in Note 1 to the financial statements in Item 8 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2018. See the discussion of changes to our revenue recognition policy for the adoption of Topic 606, the new revenue recognition standard, below. There have been no other changes to our significant accounting policies during the first six months of fiscal 2019.
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

Intuit Q2 Fiscal 2019 Form 10-Q	9

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

Intuit Q2 Fiscal 2019 Form 10-Q	10

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
Deferred Revenue
Generally, we receive payment at the time we enter into a contract with a customer. We record deferred revenue when we have entered into a contract with a customer and cash payments are received or due prior to transfer of control or satisfaction of the related performance obligation. During the three and six months ended January 31, 2019, we recognized revenue of $149 million and $476 million respectively that was included in deferred revenue at July 31, 2018. During the three and six months ended January 31, 2018, we recognized revenue of $140 million and $479 million respectively that was included in deferred revenue at July 31, 2017.
Our performance obligations are generally satisfied within 12 months of the initial contract date. As of January 31, 2019 and July 31, 2018, the deferred revenue balance related to performance obligations that will be satisfied after 12 months was $3 million and $3 million, respectively, and is included in other long-term obligations on our consolidated balance sheets.
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

Intuit Q2 Fiscal 2019 Form 10-Q	11

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

Intuit Q2 Fiscal 2019 Form 10-Q	12

The following table presents the composition of shares used in the computation of basic and diluted net income per share for the periods indicated.

	Three Months Ended		Six Months Ended
(In millions, except per share amounts)	January 31, 2019	January 31, 2018	January 31, 2019	January 31, 2018
Numerator:
Net income	$189	$183	$223	$181

Denominator:
Shares used in basic per share amounts:
Weighted average common shares outstanding	260	256	260	256

Shares used in diluted per share amounts:
Weighted average common shares outstanding	260	256	260	256
Dilutive common equivalent shares from stock options
and restricted stock awards	4	4	4	4
Dilutive weighted average common shares outstanding	264	260	264	260

Basic and diluted net income per share:
Basic net income per share	$0.73	$0.72	$0.86	$0.71

Diluted net income per share	$0.72	$0.70	$0.84	$0.70

Shares excluded from diluted net income per share:
Weighted average stock options and restricted stock units that have been excluded from dilutive common equivalent shares outstanding due to their anti-dilutive effect	1	2	1	2

Notes Receivable and Allowances for Loan Losses
Notes receivable consist of term loans to small businesses and are included in prepaid expenses and other current assets on our consolidated balance sheets. As of January 31, 2019 and July 31, 2018, the notes receivable balance was $88 million and $55 million, respectively, and the allowance for loan losses were not significant. The term loans are not secured and are recorded at amortized cost, net of allowances for loan losses. We maintain an allowance for loan losses to reserve for potentially uncollectible notes receivable. We evaluate the creditworthiness of our loan portfolio on a pooled basis due to its composition of small, homogeneous loans with similar general credit risk and characteristics and apply a loss rate at the time of loan origination. The loss rate and underlying model are updated periodically to reflect actual loan performance and changes in assumptions. We make judgments about the known and inherent risks in the loan portfolio, adverse situations that may affect borrowers’ ability to repay and current economic conditions. When we determine that amounts are uncollectible, we write them off against the allowance.

Concentration of Credit Risk and Significant Customers
No customer accounted for 10% or more of total net revenue in the three or six months ended January 31, 2019 or January 31, 2018. Due to the seasonality of our consumer tax offerings, one large retailer accounted for 13% of gross accounts receivable at January 31, 2019. No customer accounted for 10% or more of gross accounts receivable at July 31, 2018.

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

Intuit Q2 Fiscal 2019 Form 10-Q	13

Income Taxes - In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory.” This standard requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs, as opposed to historical GAAP guidance which prohibited the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset had been sold to an outside party. We adopted this standard in the first quarter of our fiscal year beginning August 1, 2018. The impact of the adoption of ASU 2016-16 on our consolidated financial statements is not material.
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
The adoption of ASU 2016-18 impacted our previously reported consolidated statement of cash flows as follows:

	Six Months Ended January 31, 2018
(Dollars in millions)	As Reported	ASU 2016-18 Adjustment	As Adjusted
Net cash provided by (used in):
Operating activities	$174	$—	$174
Investing activities	(486)	50	(436)
Financing activities	258	—	258
Effect of exchange rates on cash, cash equivalents, restricted cash, and restricted cash equivalents	3	—	3
Net decrease in cash, cash equivalents, restricted cash, and restricted cash equivalents	$(51)	$50	$(1)

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

Intuit Q2 Fiscal 2019 Form 10-Q	14

Adoption of ASU 2014-09 impacted our previously reported results as follows:

	July 31, 2018
(In millions)	As Reported	Topic 606 Adjustment	As Adjusted
Prepaid expenses and other current assets	$184	$18	$202
Long-term deferred income taxes (1)	87	(85)	2
Other assets (1)	190	23	213
Deferred revenue	961	(380)	581
Other current liabilities	191	7	198
Long-term deferred revenue (2)	197	(194)	3
Other long-term obligations (2) (3)	123	61	184
Stockholders’ equity	2,354	462	2,816
(1) Upon adoption, long-term deferred income taxes are included in other assets on our consolidated balance sheets.
(2) Upon adoption, long-term deferred revenue is included in other long-term obligations on our consolidated balance sheets.
(3) Balance includes long-term deferred income tax liabilities and other long-term obligations on our consolidated balance sheets.

	Three months ended January 31, 2018
(In millions, except per share amounts)	As Reported	Topic 606 Adjustment	As Adjusted
Net revenue	$1,165	$174	$1,339
Selling and marketing expense	469	—	469
Operating income	20	174	194
Income tax provision	40	(30)	10
Net income (loss)	(21)	204	183

Diluted net income (loss) per share	$(0.08)	$0.78	$0.70

	Six Months Ended January 31, 2018
(In millions, except per share amounts)	As Reported	Topic 606 Adjustment	As Adjusted
Net revenue	$2,051	$198	$2,249
Selling and marketing expense	777	—	777
Operating income (loss)	(37)	196	159
Income tax benefit	(2)	(23)	(25)
Net income (loss)	(38)	219	181

Diluted net income (loss) per share	$(0.15)	$0.85	$0.70

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

Intuit Q2 Fiscal 2019 Form 10-Q	15

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

Intuit Q2 Fiscal 2019 Form 10-Q	16

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table summarizes financial assets and financial liabilities that we measured at fair value on a recurring basis at the dates indicated, classified in accordance with the fair value hierarchy described above.

	January 31, 2019				July 31, 2018
(In millions)	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Cash equivalents, primarily time deposits, savings deposit accounts, and money market funds	$654	$—	$—	$654	$1,143	$—	$—	$1,143
Available-for-sale debt securities:
Municipal bonds	—	9	—	9	—	31	—	31
Corporate notes	—	434	—	434	—	412	—	412
U.S. agency securities	—	15	—	15	—	9	—	9
Total available-for-sale securities	—	458	—	458	—	452	—	452
Total assets measured at fair value on a recurring basis	$654	$458	$—	$1,112	$1,143	$452	$—	$1,595

The following table summarizes our cash equivalents and available-for-sale debt securities by balance sheet classification and level in the fair value hierarchy at the dates indicated.

	January 31, 2019				July 31, 2018
(In millions)	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents:
In cash and cash equivalents	$623	$—	$—	$623	$1,143	$—	$—	$1,143
In funds held for customers	31	—	—	31	—	—	—	—
Total cash equivalents	$654	$—	$—	$654	$1,143	$—	$—	$1,143
Available-for-sale debt securities:
In investments	$—	$258	$—	$258	$—	$252	$—	$252
In funds held for customers	—	200	—	200	—	200	—	200
Total available-for-sale debt securities	$—	$458	$—	$458	$—	$452	$—	$452

We value our Level 1 assets, consisting primarily of time deposits, savings deposit accounts, and money market funds using quoted prices in active markets for identical instruments. Financial assets whose fair values we measure on a recurring basis using Level 2 inputs consist of municipal bonds, corporate notes, and U.S. agency securities. We measure the fair values of these assets with the help of a pricing service that either provides quoted market prices in active markets for identical or similar securities or uses observable inputs for their pricing without applying significant adjustments. Our fair value processes include controls that are designed to ensure that we record appropriate fair values for our Level 2 investments. These controls include comparison to pricing provided by a secondary pricing service or investment manager, validation of pricing sources and models, review of key model inputs, analysis of period-over-period price fluctuations, and independent recalculation of prices where appropriate.
There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the six months ended January 31, 2019.

3. Cash and Cash Equivalents, Investments, and Funds Held for Customers
We consider highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. In all periods presented, cash equivalents consist primarily of time deposits, savings deposit accounts, and money market funds, investments consist primarily of investment-grade available-for-sale debt securities, and funds held for customers consist of cash and cash equivalents and investment-grade available-for-sale debt securities. Except for direct obligations of the United States government, securities issued by agencies of the United States government, and money market funds, we diversify our investments in debt securities by limiting our holdings with any individual issuer.

Intuit Q2 Fiscal 2019 Form 10-Q	17

The following table summarizes our cash and cash equivalents, investments, and funds held for customers by balance sheet classification at the dates indicated.

	January 31, 2019		July 31, 2018
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Classification on consolidated balance sheets:
Cash and cash equivalents	$1,075	$1,075	$1,464	$1,464
Investments	259	258	253	252
Funds held for customers	434	434	368	367
Long-term investments	13	13	13	13
Total cash and cash equivalents, investments, and funds held for customers	$1,781	$1,780	$2,098	$2,096

The following table summarizes our cash and cash equivalents, investments, and funds held for customers by investment category at the dates indicated.

	January 31, 2019		July 31, 2018
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Type of issue:
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$1,309	$1,309	$1,631	$1,631
Available-for-sale debt securities:
Municipal bonds	9	9	31	31
Corporate notes	435	434	414	412
U.S. agency securities	15	15	9	9
Total available-for-sale debt securities	459	458	454	452
Other long-term investments	13	13	13	13
Total cash and cash equivalents, investments, and funds held for customers	$1,781	$1,780	$2,098	$2,096

We use the specific identification method to compute gains and losses on investments. We include realized gains and losses on our available-for-sale debt securities in interest and other income on our consolidated statements of operations. Gross realized gains and losses on our available-for-sale debt securities for the three and six months ended January 31, 2019 and January 31, 2018 were not significant.
We accumulate unrealized gains and losses on our available-for-sale debt securities, net of tax, in accumulated other comprehensive loss in the stockholders’ equity section of our consolidated balance sheets. Gross unrealized gains and losses on our available-for-sale debt securities at January 31, 2019 and July 31, 2018 were not significant.
We periodically review our investment portfolios to determine if any investment is other-than-temporarily impaired due to changes in credit risk or other potential valuation concerns. We believe that the investments we held at January 31, 2019 were not other-than-temporarily impaired. Unrealized losses on available-for-sale debt securities at January 31, 2019 were not significant and were due to changes in interest rates, including market credit spreads, and not due to increased credit risks associated with specific securities. We do not intend to sell these investments. In addition, it is more likely than not that we will not be required to sell them before recovery at par, which may be at maturity.
The following table summarizes our available-for-sale debt securities, included in investments and funds held for customers, classified by the stated maturity date of the security at the dates indicated.

	January 31, 2019		July 31, 2018
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$285	$284	$250	$250
Due within two years	116	115	117	116
Due within three years	35	35	66	65
Due after three years	23	24	21	21
Total available-for-sale debt securities	$459	$458	$454	$452

Intuit Q2 Fiscal 2019 Form 10-Q	18

Funds held for customers represent cash held on behalf of our customers that is invested in cash and cash equivalents and investment grade available-for-sale securities, restricted for use solely for the purpose of satisfying amounts we owe on behalf of our customers, such as direct deposit payroll funds and payroll taxes.
The following table summarizes our funds held for customers by investment category at the dates indicated.

	January 31, 2019	July 31, 2018
(In millions)
Restricted cash and restricted cash equivalents	$234	$167
Available-for-sale debt securities	200	200
Total funds held for customers	$434	$367

	January 31, 2018	July 31, 2017
(In millions)
Restricted cash and restricted cash equivalents	$222	$172
Available-for-sale debt securities	200	200
Total funds held for customers	$422	$372

4. Current Liabilities

Short-Term Debt
On February 1, 2016 we entered into a master credit agreement with certain institutional lenders for a five-year credit facility in an aggregate principal amount of $1.5 billion. The master credit agreement includes a $500 million unsecured term loan and a $1 billion unsecured revolving credit facility. At January 31, 2019, $413 million was outstanding under the term loan, of which $50 million was classified as short-term debt. See Note 5, “Long-Term Obligations and Commitments – Long-Term Debt,” for more information regarding the term loan.

Unsecured Revolving Credit Facility
The master credit agreement we entered into on February 1, 2016 includes a $1 billion unsecured revolving credit facility that will expire on February 1, 2021. Under the master credit agreement we may, subject to certain customary conditions, on one or more occasions increase commitments under the revolving credit facility in an amount not to exceed $250 million in the aggregate and may extend the maturity date up to two times. Advances under the revolving credit facility accrue interest at rates that are equal to, at our election, either Bank of America's alternate base rate plus a margin that ranges from 0.0% to 0.5% or the London Interbank Offered Rate (LIBOR) plus a margin that ranges from 0.9% to 1.5%. Actual margins under either election will be based on our senior debt credit ratings. The master credit agreement includes customary affirmative and negative covenants, including financial covenants that require us to maintain a ratio of total debt to annual earnings before interest, taxes, depreciation and amortization (EBITDA) of not greater than 3.25 to 1.00 as of any date and a ratio of annual EBITDA to annual interest expense of not less than 3.00 to 1.00 as of the last day of each fiscal quarter. We remained in compliance with these covenants at all times during the quarter ended January 31, 2019. At January 31, 2019 no amounts were outstanding under this revolving credit facility. We paid no amount for interest on the revolving credit facility during the six months ended January 31, 2019 and $3 million during the six months ended January 31, 2018.

Secured Revolving Credit Facility
In February 2019, a subsidiary of Intuit entered into a $300 million secured revolving credit facility with a lender. The revolving credit facility is secured by cash and receivables of the subsidiary and is non-recourse to Intuit Inc. Advances under this revolving credit facility will be used to fund a portion of our loans to qualified small businesses. The revolving credit facility is available for a term of two years and accrues interest at LIBOR plus 2.39%. We are subject to a minimum of 20% being drawn against the revolving credit facility and any unused portions of the credit facility accrue interest at a rate of 0.50%. The agreement includes certain affirmative and negative covenants, including financial covenants that require the subsidiary to maintain specified financial ratios.

Intuit Q2 Fiscal 2019 Form 10-Q	19

Other Current Liabilities
Other current liabilities were as follows at the dates indicated:

(In millions)	January 31, 2019	July 31, 2018
Executive deferred compensation plan liabilities	$100	$97
Reserve for promotional discounts and rebates	39	10
Reserve for product returns	52	17
Current portion of license fee payable	10	9
Current portion of deferred rent	6	6
Current portion of dividend payable	7	10
Other	43	49
Total other current liabilities	$257	$198

The balances of several of our other current liabilities, particularly our reserves for product returns and promotional discounts and rebates, are affected by the seasonality of our business. See Note 1, “Description of Business and Summary of Significant Accounting Policies – Seasonality,” for more information.

5. Long-Term Obligations and Commitments

Long-Term Debt
On February 1, 2016 we entered into a master credit agreement with certain institutional lenders for a five-year credit facility in an aggregate principal amount of $1.5 billion, which includes a $500 million unsecured term loan. Under the master credit agreement we may, subject to certain customary conditions, on one or more occasions increase commitments under the term loan in an amount not to exceed $500 million in the aggregate. The term loan accrues interest at rates that are equal to, at our election, either Bank of America's alternate base rate plus a margin that ranges from 0.125% to 0.875% or LIBOR plus a margin that ranges from 1.125% to 1.875%. Actual margins under either election will be based on our senior debt credit ratings. The master credit agreement includes customary affirmative and negative covenants. See Note 4, “Current Liabilities – Unsecured Revolving Credit Facility,” for more information. The term loan is subject to quarterly principal payments, which began in July 2017, of 2.5% of the original loan amount, with the balance payable on February 1, 2021. At January 31, 2019, $413 million was outstanding under the term loan, of which $50 million was classified as short-term debt. The carrying value of the term loan approximates its fair value. Interest on the term loan is payable monthly. We paid $7 million for interest on the term loan during the six months ended January 31, 2019 and $5 million during the six months ended January 31, 2018.

Other Long-Term Obligations
Other long-term obligations were as follows at the dates indicated:

(In millions)	January 31, 2019	July 31, 2018
Total deferred rent	$49	$47
Long-term income tax liabilities	62	61
Total license fee payable	10	9
Total dividend payable	12	14
Other	15	15
Total long-term obligations	148	146
Less current portion (included in other current liabilities)	(24)	(27)
Long-term obligations due after one year	$124	$119

Operating Lease Commitments and Unconditional Purchase Obligations
We describe our operating lease commitments and purchase obligations in Note 9 to the financial statements in Item 8 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2018. There were no significant changes in our operating lease commitments or purchase obligations during the six months ended January 31, 2019.

Intuit Q2 Fiscal 2019 Form 10-Q	20

6. Income Taxes

Effective Tax Rate
We compute our provision for or benefit from income taxes by applying the estimated annual effective tax rate to income or loss from recurring operations and adding the effects of any discrete income tax items specific to the period. Our effective tax rates for the three and six months ended January 31, 2018 have been restated to reflect the full retrospective application of ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” See Note 1, “Description of Business and Summary of Significant Accounting Policies - Accounting Standards Recently Adopted,” for more information.
The Tax Cuts and Jobs Act (2017 Tax Act) was enacted on December 22, 2017 and reduced the U.S. statutory federal corporate tax rate from 35% to 21%. The effective date of the tax rate change was January 1, 2018. The change resulted in a blended lower U.S. statutory federal rate of 26.9% for fiscal 2018. In fiscal 2019, we fully benefit from the enacted lower tax rate of 21%.
On December 22, 2017 the SEC issued Staff Accounting Bulletin No. 118 (SAB 118), which provided guidance for companies that were not able to complete their accounting for the income tax effects of the 2017 Tax Act in the period of enactment. The guidance allowed us to record provisional amounts to the extent a reasonable estimate could be made and provided us with up to one year from enactment date to finalize accounting for the impacts of the 2017 Tax Act. During the three and six month ended January 31, 2018, we recorded a provisional benefit of $37 million related to the re-measurement of our net deferred tax liability balance. As of January 31, 2019, we have completed our accounting for the income tax effects of the 2017 Tax Act, and no material adjustments were made during the fiscal 2019 period.
For the three and six months ended January 31, 2019, we recognized excess tax benefits on share-based compensation of $8 million and $49 million, respectively, in our provision for income taxes. For the three and six months ended January 31, 2018, we recognized excess tax benefits on share-based compensation of $8 million and $33 million, respectively, in our provision for income taxes.
Our effective tax rate for the three months ended January 31, 2019 was approximately 20%. For the six months ended January 31, 2019 we recorded a tax benefit of $2 million on pretax income of $221 million. Excluding discrete tax items, primarily related to share-based compensation tax benefits mentioned above, our effective tax rate for both periods was 23% and did not differ significantly from the federal statutory rate of 21%. The tax expense related to state income taxes and nondeductible share-based compensation was partially offset by the tax benefit we received from the federal research and experimentation credit.
Our effective tax rate for the three months ended January 31, 2018 was approximately 5%. For the six months ended January 31, 2018 we recorded a tax benefit of $25 million on pretax income of $156 million. Excluding discrete tax items, primarily related to the re-measurement of our net deferred tax liability balance and the share-based compensation tax benefits mentioned above, our effective tax rate for both periods was 27% and did not differ significantly from the federal statutory rate of 26.9%. The tax expense related to state income taxes and nondeductible share-based compensation was partially offset by the tax benefit we received from the domestic production activities deduction and the federal research and experimentation credit.

Unrecognized Tax Benefits and Other Considerations
The total amount of our unrecognized tax benefits at July 31, 2018 was $90 million. Net of related deferred tax assets, unrecognized tax benefits were $57 million at that date. If we were to recognize these net benefits, our income tax expense would reflect a favorable net impact of $57 million. There were no material changes to these amounts during the six months ended January 31, 2019. We do not believe that it is reasonably possible that there will be a significant increase or decrease in our unrecognized tax benefits over the next 12 months.

7. Stockholders’ Equity

Stock Repurchase Programs and Treasury Shares
Intuit’s Board of Directors has authorized a series of common stock repurchase programs. Shares of common stock repurchased under these programs become treasury shares. We repurchased 1.3 million shares for $278 million under these programs during the six months ended January 31, 2019. Included in this amount were $4 million of repurchases which occurred in late January 2019 and were settled in early February 2019. At January 31, 2019, we had authorization from our Board of Directors to expend up to an additional $3.0 billion for stock repurchases. Future stock repurchases under the current

Intuit Q2 Fiscal 2019 Form 10-Q	21

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

Dividends on Common Stock
During the six months ended January 31, 2019 we declared quarterly cash dividends that totaled $0.94 per share of outstanding common stock for a total of $250 million. In February 2019 our Board of Directors declared a quarterly cash dividend of $0.47 per share of outstanding common stock payable on April 18, 2019 to stockholders of record at the close of business on April 10, 2019. Future declarations of dividends and the establishment of future record dates and payment dates are subject to the final determination of our Board of Directors.

Share-Based Compensation Expense
The following table summarizes the total share-based compensation expense that we recorded in operating income for the periods shown.

	Three Months Ended		Six Months Ended
(In millions)	January 31, 2019	January 31, 2018	January 31, 2019	January 31, 2018
Cost of revenue	$15	$13	$29	$16
Selling and marketing	25	25	55	50
Research and development	34	30	69	69
General and administrative	26	26	52	56
Total share-based compensation expense	$100	$94	$205	$191

We capitalized $1 million and $2 million in share-based compensation related to internal use software projects during the three and six months ended January 31, 2019 and $1 million and $2 million during the three and six months ended January 31, 2018.

Share-Based Awards Available for Grant
A summary of share-based awards available for grant under our 2005 Equity Incentive Plan for the six months ended January 31, 2019 was as follows:

(Shares in thousands)	Shares Available for Grant
Balance at July 31, 2018	22,791
Options granted	(64)
Restricted stock units granted (1)	(722)
Share-based awards canceled/forfeited/expired (1) (2)	1,987
Balance at January 31, 2019	23,992

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

Intuit Q2 Fiscal 2019 Form 10-Q	22

Stock Option Activity and Related Share-Based Compensation Expense

A summary of stock option activity for the six months ended January 31, 2019 was as follows:

	Options Outstanding
(Shares in thousands)	Number of Shares	Weighted Average Exercise Price Per Share
Balance at July 31, 2018	5,154	$120.26
Granted	64	225.47
Exercised	(1,129)	97.08
Canceled or expired	(214)	128.23
Balance at January 31, 2019	3,875	$128.30

Exercisable at January 31, 2019	2,358	$109.10

At January 31, 2019, there was approximately $45 million of unrecognized compensation cost related to non-vested stock options with a weighted average vesting period of 2.3 years. We will adjust unrecognized compensation cost for actual forfeitures as they occur.

Restricted Stock Unit Activity and Related Share-Based Compensation Expense
A summary of restricted stock unit (RSU) activity for the six months ended January 31, 2019 was as follows:

	Restricted Stock Units
(Shares in thousands)	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at July 31, 2018	7,383	$131.50
Granted	314	211.12
Vested	(1,083)	104.75
Forfeited	(657)	95.18
Nonvested at January 31, 2019	5,957	$144.57

At January 31, 2019, there was approximately $641 million of unrecognized compensation cost related to non-vested RSUs with a weighted average vesting period of 2.5 years. We will adjust unrecognized compensation cost for actual forfeitures as they occur.

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

Intuit Q2 Fiscal 2019 Form 10-Q	23

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
The following table shows our financial results by reportable segment for the periods indicated.

	Three Months Ended		Six Months Ended
(In millions)	January 31, 2019	January 31, 2018	January 31, 2019	January 31, 2018
Net revenue:
Small Business & Self-Employed	$833	$713	$1,741	$1,532
Consumer	461	416	551	490
Strategic Partner	208	210	226	227
Total net revenue	$1,502	$1,339	$2,518	$2,249

Operating income:
Small Business & Self-Employed	$320	$258	$780	$682
Consumer	164	151	123	92
Strategic Partner	166	164	146	139
Total segment operating income	650	573	1,049	913
Unallocated corporate items:
Share-based compensation expense	(100)	(94)	(205)	(191)
Other common expenses	(311)	(281)	(608)	(556)
Amortization of acquired technology	(5)	(3)	(10)	(5)
Amortization of other acquired intangible assets	(1)	(1)	(3)	(2)
Total unallocated corporate items	(417)	(379)	(826)	(754)
Total operating income	$233	$194	$223	$159

Intuit Q2 Fiscal 2019 Form 10-Q	24

Revenue classified by significant product and service offerings was as follows:

	Three Months Ended		Six Months Ended
(In millions)	January 31, 2019	January 31, 2018	January 31, 2019	January 31, 2018
Net revenue:

QuickBooks Online Accounting	$231	$168	$448	$317
Online Services	163	117	317	230
Total Online Ecosystem	394	285	765	547
QuickBooks Desktop Accounting	154	147	382	396
Desktop Services and Supplies	285	281	594	589
Total Desktop Ecosystem	439	428	976	985
Small Business & Self-Employed	833	713	1,741	1,532
Consumer	461	416	551	490
Strategic Partner	208	210	226	227
Total net revenue	$1,502	$1,339	$2,518	$2,249

Revenue from our QuickBooks Desktop packaged software products was $37 million and $66 million for the three and six months ended January 31, 2019, respectively, and $40 million and $70 million for the three and six months ended January 31, 2018, respectively. These amounts are included in the QuickBooks Desktop Accounting revenue presented in the table above.

Intuit Q2 Fiscal 2019 Form 10-Q	25

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

Intuit Q2 Fiscal 2019 Form 10-Q	26

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

Intuit Q2 Fiscal 2019 Form 10-Q	27

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
Key highlights for the first six months of fiscal 2019 include the following:

Revenue of	Small Business & Self-Employed revenue of	Cash, cash equivalents, and investments of
$2.5 B	$1.7 B	$1.3 B
up 12% from the same period of fiscal 2018	up 14% from same period of fiscal 2018

Intuit Q2 Fiscal 2019 Form 10-Q	28

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant impact on our net revenue, operating income or loss, and net income or loss, as well as on the value of certain assets and liabilities on our consolidated balance sheets. We believe that the estimates, assumptions and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2018 have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. Below, we have updated our revenue recognition critical accounting policy for the adoption of the new revenue recognition standard. Other than the changes to our revenue recognition critical accounting policy, we believe that there were no other significant changes in the critical accounting policies and estimates included in our Annual Report on Form 10-K for the fiscal year ended July 31, 2018, during the first six months of fiscal 2019. Senior management has reviewed the development and selection of our critical accounting policies and estimates and their disclosure in this Quarterly Report on Form 10-Q with the Audit and Risk Committee of our Board of Directors.
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

RESULTS OF OPERATIONS

Financial Overview

(Dollars in millions, except per share amounts)	Q2 FY19	Q2 FY18	$ Change	% Change	YTD Q2 FY19	YTD Q2 FY18	$ Change	% Change
Total net revenue	$1,502	$1,339	$163	12%	$2,518	$2,249	$269	12%
Operating income	233	194	39	20%	223	159	64	40%
Net income	189	183	6	3%	223	181	42	23%
Diluted net income per share	$0.72	$0.70	$0.02	3%	$0.84	$0.70	$0.14	20%

Current Fiscal Quarter
Total net revenue for the second quarter of fiscal 2019 increased $163 million or 12% compared with the same quarter of fiscal 2018. Our Small Business & Self-Employed segment revenue increased due to growth in the Online Ecosystem and our Consumer segment revenue increased due to a shift in mix to our higher end product offerings. See “Segment Results” later in this Item 2 for more information about the results for all of our reportable segments.
Operating income for the second quarter of fiscal 2019 increased $39 million or 20% compared with the same quarter of fiscal 2018. The increase was due to the increase in revenue described above partially offset by higher costs and expenses for advertising, marketing, and staffing. See “Operating Expenses” later in this Item 2 for more information.
Net income increased $6 million or 3% for the second quarter of fiscal 2019 compared with the same quarter of fiscal 2018 due to the increase in operating income described above, partially offset by a higher effective tax rate in the fiscal 2019 period. As a result of the 2017 Tax Cuts and Jobs Act (2017 Tax Act), in fiscal 2018 we recognized a $37 million tax benefit related to the re-measurement of our net deferred tax liability balance which resulted in a lower effective tax rate during the period. See “Non-Operating Income and Expenses - Income Taxes” later in Item 2 for more information. Diluted net income per share increased 3% to $0.72 for the second quarter of fiscal 2019, in line with the increase in net income.

Intuit Q2 Fiscal 2019 Form 10-Q	29

Fiscal Year to Date
Total net revenue for the first six months of fiscal 2019 increased $269 million or 12% compared with the same period of fiscal 2018. Our Small Business & Self-Employed segment revenue increased due to growth in the Online Ecosystem and our Consumer segment revenue increased due to a shift in mix to our higher end product offerings. See “Segment Results” later in this Item 2 for more information about the results for all of our reportable segments.
Operating income for the first six months of fiscal 2019 increased $64 million or 40% compared with the same period of fiscal 2018. The increase was due to the increase in revenue described above partially offset by higher costs and expenses for advertising, marketing, and staffing. See “Operating Expenses” later in this Item 2 for more information.
Net income increased $42 million or 23% for the first six months of fiscal 2019 compared with the same period of fiscal 2018 due to the increase in operating income described above partially offset by a by a higher effective tax rate in the fiscal 2019 period. During the first six months of fiscal 2019, we recognized excess tax benefits on share-based compensation of $49 million as compared to $33 million during the first six months of fiscal 2018. The increase in excess tax benefits on share-based compensation was primarily due to our increased stock price during the period. During fiscal 2018, as a result of the 2017 Tax Act, we also recognized a $37 million tax benefit related to the re-measurement of our net deferred tax liability balance, which resulted in a lower effective tax rate. See “Non-Operating Income and Expenses - Income Taxes” later in Item 2 for more information. Diluted net income per share increased 20% to $0.84 for the first six months of fiscal 2019, in line with the increase in net income.

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
Segment operating income or loss is segment net revenue less segment cost of revenue and operating expenses. See “Executive Overview – Industry Trends and Seasonality” earlier in this Item 2 for a description of the seasonality of our business. Segment expenses do not include certain costs, such as corporate selling and marketing, product development, general and administrative expenses, and share-based compensation expenses, which are not allocated to specific segments. These unallocated costs totaled $813 million in the first six months of fiscal 2019 and $747 million in the first six months of fiscal 2018. Unallocated costs increased in the fiscal 2019 period due to increased corporate product development, selling and marketing, and general and administrative expenses in support of the growth of our businesses and higher share-based compensation expenses. Segment expenses also do not include amortization of acquired technology, amortization of other acquired intangible assets, and goodwill and intangible asset impairment charges which totaled $13 million in the first six months of fiscal 2019 and $7 million in the first six months of fiscal 2018. See Note 9 to the financial statements in Part I, Item 1 of this Quarterly Report for reconciliations of total segment operating income or loss to consolidated operating income or loss for each fiscal period presented.

Intuit Q2 Fiscal 2019 Form 10-Q	30

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

(Dollars in millions)	Q2 FY19	Q2 FY18	% Change	YTD Q2 FY19	YTD Q2 FY18	% Change
Product revenue	$231	$223	4%	$560	$577	(3)%
Service and other revenue	602	490	23%	1,181	955	24%
Total segment revenue	$833	$713	17%	$1,741	$1,532	14%
% of total revenue	55%	53%		69%	68%

Segment operating income	$320	$258	24%	$780	$682	14%
% of related revenue	38%	36%		45%	45%
Revenue for our Small Business & Self-Employed segment increased $120 million or 17% in the second quarter of fiscal 2019 and $209 million or 14% in the first six months of fiscal 2019 compared with the same periods of fiscal 2018. The increase in both periods was primarily due to growth in Online Ecosystem revenue.
Online Ecosystem
Online Ecosystem revenue increased 38% in the second quarter of fiscal 2019 and 40% in the first six months of fiscal 2019 compared with the same periods of fiscal 2018. QuickBooks Online Accounting revenue increased 38% in the second quarter of fiscal 2019 and 41% in the first six months of fiscal 2019 due to an increase in QuickBooks Online subscribers and average revenue per customer. At January 31, 2019 QuickBooks Online subscribers were 3.9 million, up 38% compared with the same point in time a year ago. Online Services revenue increased 39% in the second quarter of fiscal 2019 and 38% in the first six months of fiscal 2019 primarily due to customer growth in online payroll and payments and an increase in revenue from other online services.

Intuit Q2 Fiscal 2019 Form 10-Q	31

Desktop Ecosystem
Desktop Ecosystem revenue increased 3% for the second quarter of fiscal 2019 compared with the same period of fiscal 2018 primarily driven by customer growth in our QuickBooks Enterprise, payroll, and payments offerings. QuickBooks Desktop subscribers were up 8% as compared with the same point in time a year ago.
Desktop Ecosystem revenue decreased slightly in the first six months of fiscal 2019 as compared with the same period of fiscal 2018, primarily due to a decrease in revenue from the delivery of version protection for our QuickBooks Enterprise customers. The decrease in revenue from version protection was partially offset by an increase in license revenue for our
QuickBooks Enterprise offering and an increase in revenue from our payroll and payments offerings as a result of customer growth during the period.
Small Business & Self-Employed segment operating income increased 24% in the second quarter of fiscal 2019 and 14% in the first six months of fiscal 2019 as compared with the same periods of fiscal 2018. These increases were primarily due to the higher Online Ecosystem revenue described above partially offset by higher expenses for advertising, marketing, and staffing.

Intuit Q2 Fiscal 2019 Form 10-Q	32

Consumer

Consumer segment product revenue is derived primarily from TurboTax desktop tax return preparation software and related form updates.
Consumer segment service and other revenue is derived primarily from TurboTax Online products, electronic tax filing services and connected services, and also from our Mint and Turbo offerings.

(Dollars in millions)	Q2 FY19	Q2 FY18	% Change	YTD Q2 FY19	YTD Q2 FY18	% Change
Product revenue	$98	$100	(2)%	$104	$105	(1)%
Service and other revenue	363	316	15%	447	385	16%
Total segment revenue	$461	$416	11%	$551	$490	12%
% of total revenue	31%	31%		22%	22%

Segment operating income	$164	$151	9%	$123	$92	34%
% of related revenue	36%	36%		22%	19%
Total Consumer segment revenue increased $61 million or 12% in the first six months of fiscal 2019 compared with the same period of fiscal 2018, primarily driven by a shift in mix to our higher end product offerings. Because of the seasonality of our Consumer revenue, we do not believe that revenue for the first six months of fiscal 2019 is indicative of revenue trends for the current fiscal year. We will not have substantially complete results for the 2018 tax season until the third quarter of fiscal 2019.
Segment operating income increased 34% in the first six months of fiscal 2019 due to higher revenue as described above, which was partially offset by higher expenses for advertising and marketing. We do not believe that Consumer segment operating results for the first six months of fiscal 2019 are indicative of trends for the full fiscal year.

Intuit Q2 Fiscal 2019 Form 10-Q	33

Strategic Partner

Strategic Partner segment product revenue is derived primarily from Lacerte, ProSeries, and ProFile desktop tax preparation software products and related form updates.
Strategic Partner segment service and other revenue is derived primarily from ProConnect Tax Online tax products, electronic tax filing service, connected services and, bank products.

(Dollars in millions)	Q2 FY19	Q2 FY18	% Change	YTD Q2 FY19	YTD Q2 FY18	% Change
Product revenue	$204	$206	(1)%	$216	$217	—%
Service and other revenue	4	4	—%	10	10	—%
Total segment revenue	$208	$210	(1)%	$226	$227	—%
% of total revenue	14%	16%		9%	10%

Segment operating income	$166	$164	1%	$146	$139	5%
% of related revenue	80%	78%		65%	61%
Total Strategic Partner segment revenue in the first six months of fiscal 2019 is relatively consistent with the same period of fiscal 2018. Because of the seasonality of our Strategic Partner revenue, we do not believe that revenue for the first six months of fiscal 2019 is indicative of revenue trends for the current fiscal year. We will not have substantially complete results for the 2018 tax season until the third quarter of fiscal 2019.
Segment operating income increased 5% in the first six months of fiscal 2019 due to lower staffing expenses. We do not believe that Strategic Partner segment operating results for the first six months of fiscal 2019 are indicative of trends for the full fiscal year.

Intuit Q2 Fiscal 2019 Form 10-Q	34

Cost of Revenue

(Dollars in millions)	Q2 FY19	% of Related Revenue	Q2 FY18	% of Related Revenue	YTD Q2 FY19	% of Related Revenue	YTD Q2 FY18	% of Related Revenue
Cost of product revenue	$26	5%	$27	5%	$41	5%	$45	5%
Cost of service and other revenue	254	26%	216	27%	481	29%	394	29%
Amortization of acquired technology	5	n/a	3	n/a	10	n/a	5	n/a
Total cost of revenue	$285	19%	$246	18%	$532	21%	$444	20%
Cost of product revenue as a percentage of product revenue was consistent in the second quarter and first six months of fiscal 2019 compared with the same periods of fiscal 2018. We expense costs of product revenue as they are incurred for delivered software and we do not defer any of these costs when product revenue is deferred. Cost of service and other revenue as a percentage of service and other revenue was consistent in the second quarter and first six months of fiscal 2019 compared with the same periods of fiscal 2018.

Operating Expenses

(Dollars in millions)	Q2 FY19	% of Total Net Revenue	Q2 FY18	% of Total Net Revenue	YTD Q2 FY19	% of Total Net Revenue	YTD Q2 FY18	% of Total Net Revenue
Selling and marketing	$548	37%	$469	35%	$894	36%	$777	34%
Research and development	295	20%	286	21%	589	23%	579	26%
General and administrative	140	9%	143	11%	277	11%	288	13%
Amortization of other acquired intangible assets	1	—%	1	—%	3	—%	2	—%
Total operating expenses	$984	66%	$899	67%	$1,763	70%	$1,646	73%
Current Fiscal Quarter
Total operating expenses as a percentage of total net revenue decreased slightly in the second quarter of fiscal 2019 compared to the same period of fiscal 2018. Total net revenue for the second quarter of fiscal 2019 increased $163 million or 12% while total operating expenses for the quarter increased $85 million or 9%. Total operating expenses increased $64 million for higher advertising and marketing expenses and $15 million for higher staffing expenses due to higher headcount.
Fiscal Year to Date
Total operating expenses as a percentage of total net revenue decreased in the first six months of fiscal 2019 compared to the same period of fiscal 2018. Total net revenue for the first six months of fiscal 2019 increased $269 million or 12% while total operating expenses for the period increased $117 million or 7%. Total operating expenses increased $78 million for higher advertising and marketing expenses and $35 million for higher staffing expenses due to higher headcount.

Non-Operating Income and Expenses
Interest Expense
Interest expense of $8 million for the first six months of fiscal 2019 consisted primarily of interest on our unsecured term loan. Interest expense of $11 million for the first six months of fiscal 2018 consisted primarily of interest on our unsecured term loan and unsecured revolving credit facility.

Intuit Q2 Fiscal 2019 Form 10-Q	35

Interest and Other Income, Net

(In millions)	Q2 FY19	Q2 FY18	YTD Q2 FY19	YTD Q2 FY18
Interest income	$6	$2	$13	$4
Net gain (loss) on executive deferred compensation plan assets (1)	1	5	(3)	7
Other	(1)	(2)	(4)	(3)
Total interest and other income, net	$6	$5	$6	$8

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

Income Taxes
We compute our provision for or benefit from income taxes by applying the estimated annual effective tax rate to income or loss from recurring operations and adding the effects of any discrete income tax items specific to the period. Our effective tax rates for the three and six months ended January 31, 2018 have been restated to reflect the full retrospective application of ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” See Note 1 and Note 6 to the financial statements in Part I, Item I of this Quarterly Report for more information.
For the three and six months ended January 31, 2019, we recognized excess tax benefits on share-based compensation of $8 million and $49 million, respectively, in our provision for income taxes. For the three and six months ended January 31, 2018, we recognized excess tax benefits on share-based compensation of $8 million and $33 million, respectively, in our provision for income taxes.
Our effective tax rate for the three months ended January 31, 2019 was approximately 20%. For the six months ended January 31, 2019 we recorded a tax benefit of $2 million on pretax income of $221 million. Excluding discrete tax items primarily related to share-based compensation tax benefits mentioned above, our effective tax rate for both periods was 23% and did not differ significantly from the federal statutory rate of 21%.
Our effective tax rate for the three months ended January 31, 2018 was approximately 5%. For the six months ended January 31, 2018 we recorded a tax benefit of $25 million on pretax income of $156 million. Excluding discrete tax items primarily related to the $37 million tax benefit resulting from the 2017 Tax Act re-measurement of our net deferred tax liability balance and the share-based compensation tax benefits mentioned above, our effective tax rate for both periods was 27% and did not differ significantly from the federal statutory rate of 26.9%.

LIQUIDITY AND CAPITAL RESOURCES

Overview
At January 31, 2019, our cash, cash equivalents and investments totaled $1.3 billion, a decrease of $383 million from July 31, 2018 due to the factors discussed under “Statements of Cash Flows” below. Our primary sources of liquidity have been cash from operations, which entails the collection of accounts receivable for products and services, and borrowings under our credit facility. Our primary uses of cash have been for research and development programs, selling and marketing activities, capital projects, acquisitions of businesses, debt service costs and debt repayment, repurchases of our common stock under our stock repurchase programs, and the payment of cash dividends. As discussed in “Executive Overview – Industry Trends and Seasonality” earlier in this Item 2, our business is subject to significant seasonality. The balance of our cash, cash equivalents, and investments generally fluctuates with that seasonal pattern. We believe the seasonality of our business is likely to continue in the future.
The following table summarizes selected measures of our liquidity and capital resources at the dates indicated:

(Dollars in millions)	January 31, 2019	July 31, 2018	$ Change	% Change
Cash, cash equivalents, and investments	$1,333	$1,716	$(383)	(22)%
Long-term investments	13	13	—	—%
Short-term debt	50	50	—	—%
Long-term debt	363	388	(25)	(6)%
Working capital	643	679	(36)	(5)%
Ratio of current assets to current liabilities	1.3 : 1	1.4 : 1

Intuit Q2 Fiscal 2019 Form 10-Q	36

We have historically generated significant cash from operations and we expect to continue to do so in the future. Our cash, cash equivalents, and investments totaled $1.3 billion at January 31, 2019. None of those funds were restricted and approximately 83% of those funds were located in the U.S. Our unsecured revolving credit facility is available to us for general corporate purposes, including future acquisitions and stock repurchases. At January 31, 2019, no amounts were outstanding under the revolving credit facility.
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

Statements of Cash Flows
The following table summarizes selected items from our consolidated statements of cash flows for the first six months of fiscal 2019 and fiscal 2018. Effective August 1, 2018, we adopted the requirements of Accounting Standards Update (ASU) 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash.” The amounts below have been restated to comply with this new standard. See the financial statements in Part I, Item 1 of this Quarterly Report for complete consolidated statements of cash flows for those periods.

	Six Months Ended
(Dollars in millions)	January 31, 2019	January 31, 2018	$ Change
Net cash provided by (used in):
Operating activities	$198	$174	$24
Investing activities	(41)	(436)	395
Financing activities	(477)	258	(735)
Effect of exchange rates on cash, cash equivalents, restricted cash, and restricted cash equivalents	(2)	3	(5)
Net decrease in cash, cash equivalents, restricted cash, and restricted cash equivalents	$(322)	$(1)	$(321)

Our primary sources and uses of cash were as follows:
Six Months Ended
January 31, 2019	January 31, 2018
 Sources of cash:

• Operations
• Issuance of common stock under employee stock plans

 Uses of cash:

• Payment of accrued bonuses for fiscal 2018
• Repurchases of shares of our common stock
• Payment of cash dividends and dividend rights
• Capital expenditures
• Net originations of term loans to small businesses
• Repayment of debt

Sources of cash:

• Operations
• Borrowings under revolving credit facility
• Issuance of common stock under employee stock plans

 Uses of cash:

• Acquisitions of businesses
• Payment of accrued bonuses for fiscal 2017
• Repurchases of shares of our common stock
• Payment of cash dividends and dividend rights
• Capital expenditures
• Repayment of debt

Stock Repurchase Programs, Treasury Shares, and Dividends on Common Stock
As described in Note 7 to the financial statements in Part I, Item 1 of this Quarterly Report, during the first six months of fiscal 2019 we continued to repurchase shares of our common stock under repurchase programs that our Board of Directors has authorized. At January 31, 2019, we had authorization from our Board of Directors to expend up to an additional $3.0 billion for stock repurchases. We currently expect to continue repurchasing our common stock on a quarterly basis; however, future stock repurchases under the current program are at the discretion of management, and authorization of future stock repurchase programs is subject to the final determination of our Board of Directors.

Intuit Q2 Fiscal 2019 Form 10-Q	37

We have continued to pay quarterly cash dividends on shares of our outstanding common stock. During the six months ended January 31, 2019 we declared quarterly cash dividends that totaled $0.94 per share of outstanding common stock for a total of $250 million. In February 2019 our Board of Directors declared a quarterly cash dividend of $0.47 per share of outstanding common stock payable on April 18, 2019 to stockholders of record at the close of business on April 10, 2019. We currently expect to continue paying comparable cash dividends on a quarterly basis; however, future declarations of dividends and the establishment of future record dates and payment dates are subject to the final determination of our Board of Directors.

Credit Facilities
On February 1, 2016 we entered into a master credit agreement with certain institutional lenders for a five-year credit facility in an aggregate principal amount of $1.5 billion. The master credit agreement includes a $500 million unsecured term loan and a $1 billion unsecured revolving credit facility that will expire on February 1, 2021. Under the master credit agreement we may, subject to certain customary conditions, on one or more occasions increase commitments under the revolving credit facility in an amount not to exceed $250 million in the aggregate and may extend the maturity date up to two times. Advances under the revolving credit facility accrue interest at rates that are equal to, at our election, either Bank of America's alternate base rate plus a margin that ranges from 0.0% to 0.5% or the London Interbank Offered Rate (LIBOR) plus a margin that ranges from 0.9% to 1.5%. Actual margins under either election will be based on our senior debt credit ratings. At January 31, 2019, no amounts were outstanding under the revolving credit facility. We monitor counterparty risk associated with the institutional lenders that are providing the credit facility. We currently believe that the credit facility will be available to us should we choose to borrow under it.
Under the master credit agreement, we borrowed $500 million in the form of an unsecured term loan on February 1, 2016. We may, subject to certain customary conditions, on one or more occasions increase commitments under the term loan in an amount not to exceed $500 million in the aggregate. The term loan accrues interest at rates that are equal to, at our election, either Bank of America's alternate base rate plus a margin that ranges from 0.125% to 0.875% or LIBOR plus a margin that ranges from 1.125% to 1.875%. Actual margins under either election will be based on our senior debt credit ratings. The term loan is subject to quarterly principal payments, which began in July 2017, of 2.5% of the original loan amount, with the balance payable on February 1, 2021. At January 31, 2019, $413 million was outstanding under the term loan.
The master credit agreement includes customary affirmative and negative covenants, including financial covenants that require us to maintain a ratio of total debt to annual earnings before interest, taxes, depreciation and amortization (EBITDA) of not greater than 3.25 to 1.00 as of any date and a ratio of annual EBITDA to annual interest expense of not less than 3.00 to 1.00 as of the last day of each fiscal quarter. We remained in compliance with these covenants at all times during the quarter ended January 31, 2019.
In February 2019, a subsidiary of Intuit entered into a $300 million secured revolving credit facility with a lender. The revolving credit facility is secured by cash and receivables of the subsidiary and is non-recourse to Intuit Inc. Advances under this revolving credit facility will be used to fund a portion of our loans to qualified small businesses. The revolving credit facility is available for a term of two years and accrues interest at LIBOR plus 2.39%. We are subject to a minimum of 20% being drawn against the revolving credit facility and any unused portions of the credit facility accrue interest at a rate of 0.50%. The agreement includes certain affirmative and negative covenants, including financial covenants that require the subsidiary to maintain specified financial ratios.

Cash Held by Foreign Subsidiaries
Our cash, cash equivalents, and investments totaled $1.3 billion at January 31, 2019. Approximately 17% of those funds were held by our foreign subsidiaries and subject to repatriation tax considerations. These foreign funds were located primarily in Canada and India. As a result of the 2017 Tax Act we do not expect to pay incremental U.S. taxes on repatriation. We have recorded income tax expense for Canada and India withholding and distribution taxes on earnings that are not permanently reinvested. In the event that funds from foreign operations are repatriated to the United States, we would pay withholding or distribution taxes at that time.
Off-Balance Sheet Arrangements
At January 31, 2019, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.
Contractual Obligations
We presented our contractual obligations at July 31, 2018 in our Annual Report on Form 10-K for the fiscal year then ended. There were no significant changes to our contractual obligations during the first six months of fiscal 2019.

Intuit Q2 Fiscal 2019 Form 10-Q	38

Recent Accounting Pronouncements
For a description of recent accounting pronouncements, if any, and the potential impact of these pronouncements on our consolidated financial statements, see Note 1 to the financial statements in Part I, Item 1 of this Quarterly Report.

Intuit Q2 Fiscal 2019 Form 10-Q	39

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
Our cash equivalents and investments are subject to market risk due to changes in interest rates. Interest rate movements affect the interest income we earn on cash equivalents and investments and the fair value of those investments. If the Federal Reserve Target Rate had increased by 25 basis points from the level of January 31, 2019, the value of our investments at that date would have decreased by approximately $1 million. If the Federal Reserve Target Rate had increased by 100 basis points from the level of January 31, 2019, the value of our investments at that date would have decreased by approximately $4 million.
We are also exposed to the impact of changes in interest rates as they affect our $1 billion unsecured revolving credit facility and $500 million unsecured term loan. Advances under the revolving credit facility accrue interest at rates that are equal to Bank of America's alternate base rate plus a margin that ranges from 0.0% to 0.5% or the London InterBank Offered Rate (LIBOR) plus a margin that ranges from 0.9% to 1.5%. The term loan accrues interest at rates that are equal to, at our election, either Bank of America's alternate base rate plus a margin that ranges from 0.125% to 0.875% or LIBOR plus a margin that ranges from 1.125% to 1.875%. Actual margins under all of these elections are based on our senior debt credit ratings. Consequently, our interest expense fluctuates with changes in the general level of these interest rates. At January 31, 2019, no amounts were outstanding under the revolving credit facility and $413 million was outstanding under the term loan. See Note 4 and Note 5 to the financial statements in Part I, Item 1 of this Quarterly Report for more information.
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
Since we translate foreign currencies (primarily Canadian dollars, Indian rupees, and British pounds) into U.S. dollars for financial reporting purposes, currency fluctuations can have an impact on our financial results. The historical impact of currency fluctuations on our financial results has generally been immaterial. We believe that our exposure to currency exchange fluctuation risk is not significant because our global subsidiaries invoice customers and satisfy their financial obligations almost exclusively in their local currencies. We believe the impact of currency fluctuations will continue to not be significant in the future due to the reasons cited above. However, the impact of currency fluctuations could be material in the future. As of January 31, 2019, we did not engage in foreign currency hedging activities.

Intuit Q2 Fiscal 2019 Form 10-Q	40

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

Intuit Q2 Fiscal 2019 Form 10-Q	41

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
Our consumer tax business also faces significant competition from the public sector, where we face the risk of federal and state taxing authorities proposing revenue raising strategies that involve developing and providing government tax software or other government return preparation systems at public expense. These or similar programs may be introduced or expanded in the future, which may change the voluntary compliance tax system in ways that could cause us to lose customers and revenue. The IRS Free File Program is currently the sole means by which the IRS offers tax software to taxpayers, and as part of the program the IRS has agreed it will not offer a duplicative or competing service. Under this program, the IRS has worked with private industry to provide more than 53 million free returns since 2003, utilizing donated private sector tax software and e-filing services for low and middle income taxpayers at no cost to the government or individual users. However, its continuation depends on a number of factors, including increasing public awareness of and access to the free program, as well as continued government support. The current agreement is scheduled to expire in October 2021. If the Free File Program were to be terminated and the IRS were to enter the software development and return preparation space, the federal government would become a publicly funded direct competitor of the U.S. tax services industry and of Intuit. Government funded services that curtail or eliminate the role of taxpayers in preparing their own taxes could potentially have material and adverse revenue implications.

Intuit Q2 Fiscal 2019 Form 10-Q	42

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

Intuit Q2 Fiscal 2019 Form 10-Q	43

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
We have divested and may in the future divest certain assets or businesses that no longer fit with our strategic direction or growth targets. Divestitures involve significant risks and uncertainties, including:

•	inability to find potential buyers on favorable terms;

•	failure to effectively transfer liabilities, contracts, facilities and employees to buyers;

•	requirements that we retain or indemnify buyers against certain liabilities and obligations;

•	the possibility that we will become subject to third-party claims arising out of such divestiture;

•	challenges in identifying and separating the intellectual property and data to be divested from the intellectual property and data that we wish to retain;

•	inability to reduce fixed costs previously associated with the divested assets or business;

•	challenges in collecting the proceeds from any divestiture;

•	disruption of our ongoing business and distraction of management;

•	loss of key employees who leave the Company as a result of a divestiture; and

Intuit Q2 Fiscal 2019 Form 10-Q	44

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

Intuit Q2 Fiscal 2019 Form 10-Q	45

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

Intuit Q2 Fiscal 2019 Form 10-Q	46

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

Intuit Q2 Fiscal 2019 Form 10-Q	47

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

Intuit Q2 Fiscal 2019 Form 10-Q	48

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

Intuit Q2 Fiscal 2019 Form 10-Q	49

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

Intuit Q2 Fiscal 2019 Form 10-Q	50

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
Our future effective income tax rates may be favorably or unfavorably affected by unanticipated changes in the valuation of our deferred tax assets and liabilities, by changes in our stock price, or by changes in tax laws or their interpretation, including the recently passed the 2017 Tax Act which introduced significant changes to U.S. income tax law. Foreign governments may enact tax laws in response to the 2017 Tax Act that could result in further changes to global taxation and materially affect our financial position and results of operations. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. These continuous examinations may result in unforeseen tax-related liabilities, which may harm our future financial results.

Intuit Q2 Fiscal 2019 Form 10-Q	51

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

We provide capital to small businesses, which exposes us to certain risk, and may cause us material financial or reputational harm.
We provide capital to qualified small businesses, which exposes us to the risk of our borrowers’ inability to repay such loans. We have also entered into credit arrangements with financial institutions to obtain the capital we provide under this product offering. Any termination or interruption in the financial institutions' ability to lend to us could interrupt our ability to offer our capital product. Further, our credit decisioning, pricing, loss forecasting and scoring models used to evaluate loan applications may contain errors or may not adequately assess creditworthiness of our borrowers, or may be otherwise ineffective, resulting in incorrect approvals or denials of loans. It is also possible that loan applicants could provide false or incorrect information. While we have not incurred any material losses to date, if any of the foregoing events were to occur, our reputation and relationships with borrowers, and our financial results, could be harmed.
Amortization of acquired intangible assets and impairment charges may cause significant fluctuation in our net income.
Our acquisitions have resulted in significant expenses, including amortization and impairment of acquired technology and other acquired intangible assets, and impairment of goodwill. Total costs and expenses in these categories were $21 million in fiscal 2018; $14 million in fiscal 2017; and $34 million in fiscal 2016. Although under current accounting rules goodwill is not amortized, we may incur impairment charges related to the goodwill already recorded and to goodwill arising out of future acquisitions. We test the impairment of goodwill annually in our fourth fiscal quarter or more frequently if indicators of impairment arise. The timing of the formal annual test may result in charges to our consolidated statements of operations in our fourth fiscal quarter that may not have been reasonably foreseen in prior periods. At January 31, 2019, we had $1.6 billion in goodwill and $49 million in net acquired intangible assets on our consolidated balance sheet, both of which may be subject to impairment charges in the future. New acquisitions, and any impairment of the value of acquired intangible assets, may have a significant negative impact on our future financial results.
We have $413 million in debt outstanding under the term loan and may incur other debt in the future, which may adversely affect our financial condition and future financial results.
On February 1, 2016, we entered into a master credit agreement with certain institutional lenders for a new five-year credit facility in an aggregate principal amount of $1.5 billion. The master credit agreement includes a $500 million unsecured term loan and a $1 billion unsecured revolving credit facility that will expire on February 1, 2021. As of January 31, 2019, $413 million was outstanding on the term loan and no amounts were outstanding under the revolving credit facility. We may use the proceeds of any advances against the credit facility for general corporate purposes, including future acquisitions and share repurchases.

Intuit Q2 Fiscal 2019 Form 10-Q	52

This debt may adversely affect our financial condition and future financial results by, among other things:

•	increasing our vulnerability to downturns in our business, to competitive pressures and to adverse economic and industry conditions;

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

Intuit Q2 Fiscal 2019 Form 10-Q	53

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities By The Issuer And Affiliated Purchasers
Stock repurchase activity during the three months ended January 31, 2019 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans
November 1, 2018 through November 30, 2018	266,800	$205.78	266,800	$3,093,241,327
December 1, 2018 through December 31, 2018	331,200	$196.94	331,200	$3,028,013,863
January 1, 2019 through January 31, 2019	277,200	$203.79	277,200	$2,971,522,678
Total	875,200	$201.81	875,200
Note: All of the shares purchased during the three months ended January 31, 2019 were purchased under a plan we announced on August 19, 2016 under which we are authorized to repurchase up to $2 billion of our common stock. On August 21, 2018 our Board approved a new stock repurchase program under which we are authorized to repurchase up to an additional $2 billion of our common stock. At January 31, 2019, authorization from our Board of Directors to expend up to $3.0 billion remained available under these plans.

ITEM 6 - EXHIBITS
See the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q.

Intuit Q2 Fiscal 2019 Form 10-Q	54

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTUIT INC. (Registrant)
Date:	February 22, 2019	By:	/s/ MICHELLE M. CLATTERBUCK
Michelle M. Clatterbuck
Executive Vice President and Chief Financial Officer (Authorized Officer and Principal Financial Officer)

Intuit Q2 Fiscal 2019 Form 10-Q	55

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference

10.01	Fourth Amended and Restated Management Stock Purchase Program, updated as of October 30, 2018	X

10.02	Form of Executive Chair RSU Agreement - service-based vesting	X

10.03	First Amendment to Credit Agreement, dated as of December 10, 2018, among Intuit, the Lenders party thereto, and Bank of America, N.A. as Lead Administrative Agent	X

31.01	Certification of Chief Executive Officer	X

31.02	Certification of Chief Financial Officer	X

32.01*	Section 1350 Certification (Chief Executive Officer)	X

32.02*	Section 1350 Certification (Chief Financial Officer)	X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X

101.SCH	XBRL Taxonomy Extension Schema	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase	X
________________________________

*	This exhibit is intended to be furnished and shall not be deemed “filed” for purposes of the Securities Exchange Act of 1934, as amended.

Intuit Q2 Fiscal 2019 Form 10-Q	56