Form 10-Q
period 2019-04-30
INTUIT INC
filed 2019-05-23
CIK 896878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 30, 2019
OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ____________ to ____________ .
Commission File Number 0-21180
INTUIT INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)		77-0034661 (IRS employer identification no.)
2700 Coast Avenue, Mountain View, CA 94043 (Address of principal executive offices)

(650) 944-6000 (Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Exchange on Which Registered
Common Stock, $0.01 par value	INTU	Nasdaq Global Select Market
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 259,243,385 shares of Common Stock, $0.01 par value, were outstanding at May 17, 2019.

INTUIT INC. FORM 10-Q INDEX

Page
PART I - FINANCIAL INFORMATION

ITEM 1: Financial Statements (Unaudited)

Condensed Consolidated Statements of Operations for the three and nine months ended April 30, 2019 and 2018	4

Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended April 30, 2019 and 2018	5

Condensed Consolidated Balance Sheets at April 30, 2019 and July 31, 2018	6

Condensed Consolidated Statements of Stockholders’ Equity for the three and nine months ended April 30, 2019 and 2018	7

Condensed Consolidated Statements of Cash Flows for the nine months ended April 30, 2019 and 2018	8

Notes to Condensed Consolidated Financial Statements	9

ITEM 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

ITEM 3: Quantitative and Qualitative Disclosures about Market Risk	41

ITEM 4: Controls and Procedures	42

PART II - OTHER INFORMATION

ITEM 1: Legal Proceedings	43

ITEM 1A: Risk Factors	43

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds	55

ITEM 6: Exhibits	55

Signatures	56

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

Intuit Q3 Fiscal 2019 Form 10-Q	2

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

Intuit Q3 Fiscal 2019 Form 10-Q	3

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

INTUIT INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended		Nine Months Ended
(In millions, except per share amounts)	April 30, 2019	April 30, 2018	April 30, 2019	April 30, 2018
Net revenue:
Product	$498	$479	$1,378	$1,378
Service and other	2,774	2,433	4,412	3,783
Total net revenue	3,272	2,912	5,790	5,161
Costs and expenses:
Cost of revenue:
Cost of product revenue	19	20	60	65
Cost of service and other revenue	330	280	811	674
Amortization of acquired technology	5	5	15	10
Selling and marketing	652	549	1,546	1,326
Research and development	311	296	900	875
General and administrative	170	159	447	447
Amortization of other acquired intangible assets	1	2	4	4
Total costs and expenses	1,488	1,311	3,783	3,401
Operating income	1,784	1,601	2,007	1,760
Interest expense	(4)	(5)	(12)	(16)
Interest and other income, net	17	7	23	15
Income before income taxes	1,797	1,603	2,018	1,759
Income tax provision	419	417	417	392
Net income	$1,378	$1,186	$1,601	$1,367

Basic net income per share	$5.30	$4.62	$6.16	$5.34
Shares used in basic per share calculations	260	257	260	256

Diluted net income per share	$5.22	$4.53	$6.06	$5.25
Shares used in diluted per share calculations	264	262	264	260

Cash dividends declared per common share	$0.47	$0.39	$1.41	$1.17
See accompanying notes.

Intuit Q3 Fiscal 2019 Form 10-Q	4

INTUIT INC. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended		Nine Months Ended
(In millions)	April 30, 2019	April 30, 2018	April 30, 2019	April 30, 2018

Net income	$1,378	$1,186	$1,601	$1,367
Other comprehensive income (loss), net of income taxes:
Unrealized gain (loss) on available-for-sale debt securities	1	(1)	2	(2)
Foreign currency translation loss	(3)	(11)	(4)	(8)
Total other comprehensive loss, net	(2)	(12)	(2)	(10)
Comprehensive income	$1,376	$1,174	$1,599	$1,357

See accompanying notes.

Intuit Q3 Fiscal 2019 Form 10-Q	5

INTUIT INC. CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(In millions)	April 30, 2019	July 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$2,946	$1,464
Investments	400	252
Accounts receivable, net	262	98
Income taxes receivable	3	39
Prepaid expenses and other current assets	255	202
Current assets before funds held for customers	3,866	2,055
Funds held for customers	383	367
Total current assets	4,249	2,422
Long-term investments	13	13
Property and equipment, net	799	812
Goodwill	1,611	1,611
Acquired intangible assets, net	43	61
Other assets	202	215
Total assets	$6,917	$5,134

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$50	$50
Accounts payable	383	178
Accrued compensation and related liabilities	311	369
Deferred revenue	572	581
Income taxes payable	338	3
Other current liabilities	254	195
Current liabilities before customer fund deposits	1,908	1,376
Customer fund deposits	383	367
Total current liabilities	2,291	1,743
Long-term debt	398	388
Long-term deferred income tax liabilities	13	68
Other long-term obligations	145	119
Total liabilities	2,847	2,318
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock and additional paid-in capital	5,782	5,338
Treasury stock, at cost	(11,463)	(11,050)
Accumulated other comprehensive loss	(38)	(36)
Retained earnings	9,789	8,564
Total stockholders’ equity	4,070	2,816
Total liabilities and stockholders’ equity	$6,917	$5,134
See accompanying notes

Intuit Q3 Fiscal 2019 Form 10-Q	6

INTUIT INC. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)

	Three Months Ended April 30, 2019
(In millions, except shares in thousands)	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
Balance at January 31, 2019	259,110	$5,623	$(11,328)	$(36)	$8,537	$2,796
Comprehensive income	—	—	—	(2)	1,378	1,376
Issuance of stock under employee stock plans, net of shares withheld for employee taxes	767	60		—	—	60
Stock repurchases under stock repurchase programs	(543)	—	(135)	—	—	(135)
Dividends and dividend rights declared ($0.47 per share)	—	—	—	—	(126)	(126)
Share-based compensation expense	—	99	—	—	—	99
Balance at April 30, 2019	259,334	$5,782	$(11,463)	$(38)	$9,789	$4,070

	Nine Months Ended April 30, 2019
(In millions, except shares in thousands)	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
Balance at July 31, 2018	258,616	$5,338	$(11,050)	$(36)	$8,564	$2,816
Comprehensive income	—	—	—	(2)	1,601	1,599
Issuance of stock under employee stock plans, net of shares withheld for employee taxes	2,603	138		—	—	138
Stock repurchases under stock repurchase programs	(1,885)	—	(413)	—	—	(413)
Dividends and dividend rights declared ($1.41 per share)	—	—	—	—	(376)	(376)
Share-based compensation expense	—	306	—	—	—	306
Balance at April 30, 2019	259,334	$5,782	$(11,463)	$(38)	$9,789	$4,070

	Three Months Ended April 30, 2018
(In millions, except shares in thousands)	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
Balance at January 31, 2018	256,076	$5,151	$(11,031)	$(20)	$7,621	$1,721
Comprehensive income	—	—	—	(12)	1,186	1,174
Issuance of stock under employee stock plans, net of shares withheld for employee taxes	613	46	—	—	—	46
Stock repurchases under stock repurchase programs	(115)	—	(19)	—	—	(19)
Dividends and dividend rights declared ($0.39 per share)	—	—	—	—	(102)	(102)
Share-based compensation expense	—	92	—	—	—	92
Balance at April 30, 2018	256,574	$5,289	$(11,050)	$(32)	$8,705	$2,912

	Nine Months Ended April 30, 2018
(In millions, except shares in thousands)	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
Balance at July 31, 2017	255,668	$4,857	$(10,778)	$(22)	$7,642	$1,699
Comprehensive income	—	—	—	(10)	1,367	1,357
Issuance of stock under employee stock plans, net of shares withheld for employee taxes	2,776	147	—	—	—	147
Stock repurchases under stock repurchase programs	(1,870)	—	(272)	—	—	(272)
Dividends and dividend rights declared ($1.17 per share)	—	—	—	—	(304)	(304)
Share-based compensation expense	—	285	—	—	—	285
Balance at April 30, 2018	256,574	$5,289	$(11,050)	$(32)	$8,705	$2,912
See accompanying notes.

Intuit Q3 Fiscal 2019 Form 10-Q	7

INTUIT INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended
(In millions)	April 30, 2019	April 30, 2018
Cash flows from operating activities:
Net income	$1,601	$1,367
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	147	173
Amortization of acquired intangible assets	19	18
Share-based compensation expense	303	283
Deferred income taxes	(44)	1
Other	12	(1)
Total adjustments	437	474
Changes in operating assets and liabilities:
Accounts receivable	(165)	(207)
Income taxes receivable	67	62
Prepaid expenses and other assets	(30)	(37)
Accounts payable	205	160
Accrued compensation and related liabilities	(55)	(8)
Deferred revenue	(7)	(61)
Income taxes payable	334	351
Other liabilities	59	48
Total changes in operating assets and liabilities	408	308
Net cash provided by operating activities	2,446	2,149
Cash flows from investing activities:
Purchases of corporate and customer fund investments	(379)	(303)
Sales of corporate and customer fund investments	60	87
Maturities of corporate and customer fund investments	175	137
Net change in customer fund deposits	16	47
Purchases of property and equipment	(129)	(97)
Acquisitions of businesses, net of cash acquired	—	(363)
Originations of term loans to small businesses	(235)	(77)
Principal repayments of term loans from small businesses	188	44
Other	3	(16)
Net cash used in investing activities	(301)	(541)
Cash flows from financing activities:
Proceeds from borrowings under unsecured revolving credit facility	—	800
Repayments on borrowings under unsecured revolving credit facility	—	(800)
Proceeds from borrowings under secured revolving credit facility	48	—
Repayment of debt	(38)	(38)
Proceeds from issuance of stock under employee stock plans	231	205
Payments for employee taxes withheld upon vesting of restricted stock units	(93)	(58)
Cash paid for purchases of treasury stock	(408)	(272)
Dividends and dividend rights paid	(374)	(305)
Other	(7)	(1)
Net cash used in financing activities	(641)	(469)
Effect of exchange rates on cash, cash equivalents, restricted cash, and restricted cash equivalents	(6)	(7)
Net increase in cash, cash equivalents, restricted cash, and restricted cash equivalents	1,498	1,132
Cash, cash equivalents, restricted cash, and restricted cash equivalents at beginning of period	1,631	701
Cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period	$3,129	$1,833

Reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents reported within the consolidated balance sheets to the total amounts reported on the consolidated statements of cash flows

Cash and cash equivalents	$2,946	$1,614
Restricted cash and restricted cash equivalents included in funds held for customers	183	219
Total cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period	$3,129	$1,833

See accompanying notes.

Intuit Q3 Fiscal 2019 Form 10-Q	8

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
These unaudited condensed consolidated financial statements and accompanying notes should be read together with the audited consolidated financial statements in Item 8 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2018. Results for the nine months ended April 30, 2019 do not necessarily indicate the results we expect for the fiscal year ending July 31, 2019 or any other future period.

Seasonality
Our Consumer and Strategic Partner offerings have a significant and distinct seasonal pattern as sales and revenue from our income tax preparation products and services are heavily concentrated in the period from November through April. This seasonal pattern results in higher net revenues during our second and third quarters ending January 31 and April 30, respectively.

Significant Accounting Policies
We describe our significant accounting policies in Note 1 to the financial statements in Item 8 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2018. See the discussion of changes to our revenue recognition policy for the adoption of Topic 606, the new revenue recognition standard, below. There have been no other changes to our significant accounting policies during the first nine months of fiscal 2019.
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

Intuit Q3 Fiscal 2019 Form 10-Q	9

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

Intuit Q3 Fiscal 2019 Form 10-Q	10

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
Deferred Revenue
Generally, we receive payment at the time we enter into a contract with a customer. We record deferred revenue when we have entered into a contract with a customer and cash payments are received or due prior to transfer of control or satisfaction of the related performance obligation. During the three and nine months ended April 30, 2019, we recognized revenue of $83 million and $559 million, respectively, that was included in deferred revenue at July 31, 2018. During the three and nine months ended April 30, 2018, we recognized revenue of $75 million and $554 million, respectively, that was included in deferred revenue at July 31, 2017.
Our performance obligations are generally satisfied within 12 months of the initial contract date. As of April 30, 2019 and July 31, 2018, the deferred revenue balance related to performance obligations that will be satisfied after 12 months was $5 million and $3 million, respectively, and is included in other long-term obligations on our consolidated balance sheets.
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

Intuit Q3 Fiscal 2019 Form 10-Q	11

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

Intuit Q3 Fiscal 2019 Form 10-Q	12

The following table presents the composition of shares used in the computation of basic and diluted net income per share for the periods indicated.

	Three Months Ended		Nine Months Ended
(In millions, except per share amounts)	April 30, 2019	April 30, 2018	April 30, 2019	April 30, 2018
Numerator:
Net income	$1,378	$1,186	$1,601	$1,367

Denominator:
Shares used in basic per share amounts:
Weighted average common shares outstanding	260	257	260	256

Shares used in diluted per share amounts:
Weighted average common shares outstanding	260	257	260	256
Dilutive common equivalent shares from stock options
and restricted stock awards	4	5	4	4
Dilutive weighted average common shares outstanding	264	262	264	260

Basic and diluted net income per share:
Basic net income per share	$5.30	$4.62	$6.16	$5.34

Diluted net income per share	$5.22	$4.53	$6.06	$5.25

Shares excluded from diluted net income per share:
Weighted average stock options and restricted stock units that have been excluded from dilutive common equivalent shares outstanding due to their anti-dilutive effect	1	—	1	2

Notes Receivable and Allowances for Loan Losses
Notes receivable consist of term loans to small businesses and are included in prepaid expenses and other current assets on our consolidated balance sheets. As of April 30, 2019 and July 31, 2018, the notes receivable balance was $96 million and $55 million, respectively, and the allowance for loan losses were not significant. The term loans are not secured and are recorded at amortized cost, net of allowances for loan losses. We maintain an allowance for loan losses to reserve for potentially uncollectible notes receivable. We evaluate the creditworthiness of our loan portfolio on a pooled basis due to its composition of small, homogeneous loans with similar general credit risk and characteristics and apply a loss rate at the time of loan origination. The loss rate and underlying model are updated periodically to reflect actual loan performance and changes in assumptions. We make judgments about the known and inherent risks in the loan portfolio, adverse situations that may affect borrowers’ ability to repay and current economic conditions. When we determine that amounts are uncollectible, we write them off against the allowance.

Concentration of Credit Risk and Significant Customers
No customer accounted for 10% or more of total net revenue in the three or nine months ended April 30, 2019 or April 30, 2018. No customer accounted for 10% or more of gross accounts receivable at April 30, 2019 or July 31, 2018.

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

Intuit Q3 Fiscal 2019 Form 10-Q	13

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
The adoption of ASU 2016-18 impacted our previously reported consolidated statement of cash flows as follows:

	Nine Months Ended April 30, 2018
(Dollars in millions)	As Reported	ASU 2016-18 Adjustment	As Adjusted
Net cash provided by (used in):
Operating activities	$2,149	$—	$2,149
Investing activities	(588)	47	(541)
Financing activities	(469)	—	(469)
Effect of exchange rates on cash, cash equivalents, restricted cash, and restricted cash equivalents	(7)	—	(7)
Net increase in cash, cash equivalents, restricted cash, and restricted cash equivalents	$1,085	$47	$1,132

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

Intuit Q3 Fiscal 2019 Form 10-Q	14

Adoption of ASU 2014-09 impacted our previously reported results as follows:

	July 31, 2018
(In millions)	As Reported	Topic 606 Adjustment	As Adjusted
Prepaid expenses and other current assets	$184	$18	$202
Long-term deferred income taxes (1)	87	(85)	2
Other assets (1)	190	23	213
Deferred revenue	961	(380)	581
Other current liabilities (2)	191	7	198
Long-term deferred revenue (3)	197	(194)	3
Other long-term obligations (3) (4)	123	61	184
Stockholders’ equity	2,354	462	2,816
(1) Upon adoption, long-term deferred income taxes are included in other assets on our consolidated balance sheets.
(2) Balance includes income taxes payable and other current liabilities on our consolidated balance sheets.
(3) Upon adoption, long-term deferred revenue is included in other long-term obligations on our consolidated balance sheets.
(4) Balance includes long-term deferred income tax liabilities and other long-term obligations on our consolidated balance sheets.

	Three months ended April 30, 2018
(In millions, except per share amounts)	As Reported	Topic 606 Adjustment	As Adjusted
Net revenue	$2,925	$(13)	$2,912
Selling and marketing expense	549	—	549
Operating income	1,615	(14)	1,601
Income tax provision	417	—	417
Net income	1,200	(14)	1,186

Diluted net income per share	$4.59	$(0.06)	$4.53

	Nine Months Ended April 30, 2018
(In millions, except per share amounts)	As Reported	Topic 606 Adjustment	As Adjusted
Net revenue	$4,976	$185	$5,161
Selling and marketing expense	1,326	—	1,326
Operating income	1,578	182	1,760
Income tax provision	415	(23)	392
Net income	1,162	205	1,367

Diluted net income per share	$4.47	$0.78	$5.25

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

Intuit Q3 Fiscal 2019 Form 10-Q	15

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

Intuit Q3 Fiscal 2019 Form 10-Q	16

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table summarizes financial assets and financial liabilities that we measured at fair value on a recurring basis at the dates indicated, classified in accordance with the fair value hierarchy described above.

	April 30, 2019				July 31, 2018
(In millions)	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Cash equivalents, primarily time deposits, savings deposit accounts, and money market funds	$2,416	$—	$—	$2,416	$1,143	$—	$—	$1,143
Available-for-sale debt securities:
Municipal bonds	—	5	—	5	—	31	—	31
Corporate notes	—	570	—	570	—	412	—	412
U.S. agency securities	—	25	—	25	—	9	—	9
Total available-for-sale securities	—	600	—	600	—	452	—	452
Total assets measured at fair value on a recurring basis	$2,416	$600	$—	$3,016	$1,143	$452	$—	$1,595

The following table summarizes our cash equivalents and available-for-sale debt securities by balance sheet classification and level in the fair value hierarchy at the dates indicated.

	April 30, 2019				July 31, 2018
(In millions)	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents:
In cash and cash equivalents	$2,416	$—	$—	$2,416	$1,143	$—	$—	$1,143
In funds held for customers	—	—	—	—	—	—	—	—
Total cash equivalents	$2,416	$—	$—	$2,416	$1,143	$—	$—	$1,143
Available-for-sale debt securities:
In investments	$—	$400	$—	$400	$—	$252	$—	$252
In funds held for customers	—	200	—	200	—	200	—	200
Total available-for-sale debt securities	$—	$600	$—	$600	$—	$452	$—	$452

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
There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the nine months ended April 30, 2019.

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

Intuit Q3 Fiscal 2019 Form 10-Q	17

The following table summarizes our cash and cash equivalents, investments, and funds held for customers by balance sheet classification at the dates indicated.

	April 30, 2019		July 31, 2018
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Classification on consolidated balance sheets:
Cash and cash equivalents	$2,946	$2,946	$1,464	$1,464
Investments	400	400	253	252
Funds held for customers	383	383	368	367
Long-term investments	13	13	13	13
Total cash and cash equivalents, investments, and funds held for customers	$3,742	$3,742	$2,098	$2,096

The following table summarizes our cash and cash equivalents, investments, and funds held for customers by investment category at the dates indicated.

	April 30, 2019		July 31, 2018
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Type of issue:
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$3,129	$3,129	$1,631	$1,631
Available-for-sale debt securities:
Municipal bonds	5	5	31	31
Corporate notes	570	570	414	412
U.S. agency securities	25	25	9	9
Total available-for-sale debt securities	600	600	454	452
Other long-term investments	13	13	13	13
Total cash and cash equivalents, investments, and funds held for customers	$3,742	$3,742	$2,098	$2,096

We use the specific identification method to compute gains and losses on investments. We include realized gains and losses on our available-for-sale debt securities in interest and other income on our consolidated statements of operations. Gross realized gains and losses on our available-for-sale debt securities for the three and nine months ended April 30, 2019 and April 30, 2018 were not significant.
We accumulate unrealized gains and losses on our available-for-sale debt securities, net of tax, in accumulated other comprehensive income or loss in the stockholders’ equity section of our consolidated balance sheets. Gross unrealized gains and losses on our available-for-sale debt securities at April 30, 2019 and July 31, 2018 were not significant.
We periodically review our investment portfolios to determine if any investment is other-than-temporarily impaired due to changes in credit risk or other potential valuation concerns. We believe that the investments we held at April 30, 2019 were not other-than-temporarily impaired. Unrealized losses on available-for-sale debt securities at April 30, 2019 were not significant and were due to changes in interest rates, including market credit spreads, and not due to increased credit risks associated with specific securities. We do not intend to sell these investments. In addition, it is more likely than not that we will not be required to sell them before recovery at par, which may be at maturity.
The following table summarizes our available-for-sale debt securities, included in investments and funds held for customers, classified by the stated maturity date of the security at the dates indicated.

	April 30, 2019		July 31, 2018
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$330	$330	$250	$250
Due within two years	145	145	117	116
Due within three years	81	81	66	65
Due after three years	44	44	21	21
Total available-for-sale debt securities	$600	$600	$454	$452

Intuit Q3 Fiscal 2019 Form 10-Q	18

Funds held for customers represent cash held on behalf of our customers that is invested in cash and cash equivalents and investment grade available-for-sale securities, restricted for use solely for the purpose of satisfying amounts we owe on behalf of our customers, such as direct deposit payroll funds and payroll taxes.
The following table summarizes our funds held for customers by investment category at the dates indicated.

	April 30, 2019	July 31, 2018
(In millions)
Restricted cash and restricted cash equivalents	$183	$167
Available-for-sale debt securities	200	200
Total funds held for customers	$383	$367

	April 30, 2018	July 31, 2017
(In millions)
Restricted cash and restricted cash equivalents	$219	$172
Available-for-sale debt securities	200	200
Total funds held for customers	$419	$372

4. Current Liabilities

Short-Term Debt
On February 1, 2016 we entered into a master credit agreement with certain institutional lenders for a five-year credit facility in an aggregate principal amount of $1.5 billion. The master credit agreement includes a $500 million unsecured term loan and a $1 billion unsecured revolving credit facility. At April 30, 2019, $400 million was outstanding under the term loan, of which $50 million was classified as short-term debt. See Note 5, “Long-Term Obligations and Commitments – Long-Term Debt,” for more information regarding the term loan.

Unsecured Revolving Credit Facility
The master credit agreement we entered into on February 1, 2016 includes a $1 billion unsecured revolving credit facility that will expire on February 1, 2021. Under the master credit agreement we may, subject to certain customary conditions, on one or more occasions increase commitments under the unsecured revolving credit facility in an amount not to exceed $250 million in the aggregate and may extend the maturity date up to two times. Advances under the unsecured revolving credit facility accrue interest at rates that are equal to, at our election, either Bank of America's alternate base rate plus a margin that ranges from 0.0% to 0.5% or the London Interbank Offered Rate (LIBOR) plus a margin that ranges from 0.9% to 1.5%. Actual margins under either election will be based on our senior debt credit ratings. The master credit agreement includes customary affirmative and negative covenants, including financial covenants that require us to maintain a ratio of total debt to annual earnings before interest, taxes, depreciation and amortization (EBITDA) of not greater than 3.25 to 1.00 as of any date and a ratio of annual EBITDA to annual interest expense of not less than 3.00 to 1.00 as of the last day of each fiscal quarter. We remained in compliance with these covenants at all times during the quarter ended April 30, 2019. At April 30, 2019 no amounts were outstanding under this unsecured revolving credit facility. We paid no interest on the unsecured revolving credit facility during the nine months ended April 30, 2019 and $5 million during the nine months ended April 30, 2018.
On May 2, 2019 we entered into an amendment to the master credit agreement. The amendment extends the maturity date of the unsecured revolving credit facility to May 2, 2024 and modifies the interest rate to, at our election, either Bank of America's alternate base rate plus a margin that ranges from 0.0% to 0.1% or LIBOR plus a margin that ranges from 0.69% to 1.1%. Actual margins continue to be based on our senior unsecured debt credit ratings.

Intuit Q3 Fiscal 2019 Form 10-Q	19

Other Current Liabilities
Other current liabilities were as follows at the dates indicated:

(In millions)	April 30, 2019	July 31, 2018
Executive deferred compensation plan liabilities	$109	$97
Reserve for promotional discounts and rebates	22	10
Reserve for product returns	48	17
Current portion of license fee payable	10	9
Current portion of deferred rent	6	6
Current portion of dividend payable	9	10
Other	50	46
Total other current liabilities	$254	$195

The balances of several of our other current liabilities, particularly our reserves for product returns and promotional discounts and rebates, are affected by the seasonality of our business. See Note 1, “Description of Business and Summary of Significant Accounting Policies – Seasonality,” for more information.

5. Long-Term Obligations and Commitments

Long-Term Debt
On February 1, 2016 we entered into a master credit agreement with certain institutional lenders for a five-year credit facility in an aggregate principal amount of $1.5 billion, which includes a $500 million unsecured term loan. Under the master credit agreement we may, subject to certain customary conditions, on one or more occasions increase commitments under the term loan in an amount not to exceed $500 million in the aggregate. The term loan accrues interest at rates that are equal to, at our election, either Bank of America's alternate base rate plus a margin that ranges from 0.125% to 0.875% or LIBOR plus a margin that ranges from 1.125% to 1.875%. Actual margins under either election will be based on our senior debt credit ratings. The master credit agreement includes customary affirmative and negative covenants. See Note 4, “Current Liabilities – Unsecured Revolving Credit Facility,” for more information. The term loan is subject to quarterly principal payments, which began in July 2017, of 2.5% of the original loan amount, with the balance payable on February 1, 2021. At April 30, 2019, $400 million was outstanding under the term loan, of which $50 million was classified as short-term debt. The carrying value of the term loan approximates its fair value. Interest on the term loan is payable monthly. We paid $11 million for interest on the term loan during the nine months ended April 30, 2019 and $9 million during the nine months ended April 30, 2018.
On May 2, 2019 we entered into an amendment to the master credit agreement. The amendment modifies the unsecured term loan to $400 million and decreases the interest rate to, at our election, either Bank of America's alternate base rate plus a margin that ranges from 0.0% to 0.125% or LIBOR plus a margin that ranges from 0.625% to 1.125%. Actual margins continue to be based on our senior unsecured debt credit ratings. The amendment also reduces the amount available to increase commitments under the term loan to $400 million in the aggregate. The term loan continues to be subject to quarterly principal payments of $12.5 million with the balance payable on February 1, 2021.

Secured Revolving Credit Facility
On February 19, 2019, a subsidiary of Intuit entered into a $300 million secured revolving credit facility with a lender. The revolving credit facility is secured by cash and receivables of the subsidiary and is non-recourse to Intuit Inc. Advances under this secured revolving credit facility are used to fund a portion of our loans to qualified small businesses. The secured revolving credit facility is available for use for a term of two years and accrues interest at LIBOR plus 2.39%. Unused portions of the credit facility accrue interest at a rate of 0.50%. Outstanding advances mature on August 19, 2021 and payments made prior to February 19, 2020 are subject to a 1% prepayment fee. The agreement includes certain affirmative and negative covenants, including financial covenants that require the subsidiary to maintain specified financial ratios. We remained in compliance with these covenants at all times during the quarter ended April 30, 2019. At April 30, 2019, $48 million was outstanding under this facility, with a weighted-average interest rate of 8.06%, which includes the unused facility fee. The outstanding balance is secured by cash and loans to qualified small businesses totaling $76 million. Interest on the facility is payable monthly. Interest paid on the secured revolving facility was not significant during the nine months ended April 30, 2019.

Intuit Q3 Fiscal 2019 Form 10-Q	20

Other Long-Term Obligations
Other long-term obligations were as follows at the dates indicated:

(In millions)	April 30, 2019	July 31, 2018
Total deferred rent	$48	$47
Long-term income tax liabilities	82	61
Total license fee payable	10	9
Total dividend payable	15	14
Other	17	15
Total long-term obligations	172	146
Less current portion (included in other current liabilities)	(27)	(27)
Long-term obligations due after one year	$145	$119

Operating Lease Commitments and Unconditional Purchase Obligations
We describe our operating lease commitments and purchase obligations in Note 9 to the financial statements in Item 8 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2018. There were no significant changes in our operating lease commitments or purchase obligations during the nine months ended April 30, 2019.

6. Income Taxes

Effective Tax Rate
We compute our provision for or benefit from income taxes by applying the estimated annual effective tax rate to income or loss from recurring operations and adding the effects of any discrete income tax items specific to the period. Our effective tax rates for the three and nine months ended April 30, 2018 have been restated to reflect the full retrospective application of ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” See Note 1, “Description of Business and Summary of Significant Accounting Policies - Accounting Standards Recently Adopted,” for more information.
The Tax Cuts and Jobs Act (2017 Tax Act) was enacted on December 22, 2017 and reduced the U.S. statutory federal corporate tax rate from 35% to 21%. The effective date of the tax rate change was January 1, 2018. The change resulted in a blended lower U.S. statutory federal rate of 26.9% for fiscal 2018. In fiscal 2019, we fully benefit from the enacted lower tax rate of 21%.
We recorded a provisional benefit of $37 million in the second quarter of fiscal 2018 related to the re-measurement of certain deferred tax balances. During the three months ended April 30, 2018, we recorded a provisional charge of $10 million related to the re-measurement of certain deferred tax balances, resulting in a net tax benefit of $27 million for the nine months ended April 30, 2018. In the second quarter of fiscal 2019, we completed our accounting for the income tax effects of the 2017 Tax Act, and there have been no material adjustments during the fiscal 2019 period.
For the three and nine months ended April 30, 2019, we recognized excess tax benefits on share-based compensation of $20 million and $69 million, respectively, in our provision for income taxes. For the three and nine months ended April 30, 2018, we recognized excess tax benefits on share-based compensation of $8 million and $41 million, respectively, in our provision for income taxes.
Our effective tax rates for the three and nine months ended April 30, 2019 were approximately 23% and 21%, respectively. Excluding discrete tax items, primarily related to share-based compensation tax benefits mentioned above, our effective tax rate for both periods was 23% and did not differ significantly from the federal statutory rate of 21%. The tax expense related to state income taxes and nondeductible share-based compensation was partially offset by the tax benefit we received from the federal research and experimentation credit.
Our effective tax rate for the three months ended April 30, 2018 was approximately 26% and did not differ significantly from the federal statutory rate of 26.9%. Our effective tax rate for the nine months ended April 30, 2018 was 22%. Excluding discrete tax items, primarily related to the re-measurement of certain deferred tax balances and the share-based compensation tax benefits mentioned above, our effective tax rate for that period was 27% and did not differ significantly from the federal statutory rate of 26.9%. The tax benefit we received from the domestic production activities deduction and the federal research and experimentation credit was partially offset by the tax expense related to state income taxes and nondeductible share-based compensation.

Intuit Q3 Fiscal 2019 Form 10-Q	21

Unrecognized Tax Benefits and Other Considerations
The total amount of our unrecognized tax benefits at July 31, 2018 was $90 million. Net of related deferred tax assets, unrecognized tax benefits were $57 million at that date. If we were to recognize these net benefits, our income tax expense would reflect a favorable net impact of $57 million. There were no material changes to these amounts during the nine months ended April 30, 2019. We do not believe that it is reasonably possible that there will be a significant increase or decrease in our unrecognized tax benefits over the next 12 months.

7. Stockholders’ Equity

Stock Repurchase Programs and Treasury Shares
Intuit’s Board of Directors has authorized a series of common stock repurchase programs. Shares of common stock repurchased under these programs become treasury shares. We repurchased 1.9 million shares for $413 million under these programs during the nine months ended April 30, 2019. Included in this amount were $5 million of repurchases which occurred in late April 2019 and were settled in early May 2019. At April 30, 2019, we had authorization from our Board of Directors to expend up to an additional $2.8 billion for stock repurchases. Future stock repurchases under the current programs are at the discretion of management, and authorization of future stock repurchase programs is subject to the final determination of our Board of Directors.
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

Dividends on Common Stock
During the nine months ended April 30, 2019 we declared quarterly cash dividends that totaled $1.41 per share of outstanding common stock for a total of $376 million. In May 2019 our Board of Directors declared a quarterly cash dividend of $0.47 per share of outstanding common stock payable on July 18, 2019 to stockholders of record at the close of business on July 10, 2019. Future declarations of dividends and the establishment of future record dates and payment dates are subject to the final determination of our Board of Directors.

Share-Based Compensation Expense
The following table summarizes the total share-based compensation expense that we recorded in operating income for the periods shown.

	Three Months Ended		Nine Months Ended
(In millions)	April 30, 2019	April 30, 2018	April 30, 2019	April 30, 2018
Cost of revenue	$15	$14	$44	$30
Selling and marketing	23	25	78	75
Research and development	32	30	101	99
General and administrative	28	23	80	79
Total share-based compensation expense	$98	$92	$303	$283

We capitalized $1 million and $3 million in share-based compensation related to internal use software projects during the three and nine months ended April 30, 2019. We capitalized no amounts of share-based compensation for the three months ended April 30, 2018 and $2 million during the nine months ended April 30, 2018.

Intuit Q3 Fiscal 2019 Form 10-Q	22

Share-Based Awards Available for Grant
A summary of share-based awards available for grant under our 2005 Equity Incentive Plan for the nine months ended April 30, 2019 was as follows:

(Shares in thousands)	Shares Available for Grant
Balance at July 31, 2018	22,791
Options granted	(64)
Restricted stock units granted (1)	(1,128)
Share-based awards canceled/forfeited/expired (1) (2)	2,450
Balance at April 30, 2019	24,049

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

Stock Option Activity and Related Share-Based Compensation Expense

A summary of stock option activity for the nine months ended April 30, 2019 was as follows:

	Options Outstanding
(Shares in thousands)	Number of Shares	Weighted Average Exercise Price Per Share
Balance at July 31, 2018	5,154	$120.26
Granted	64	225.47
Exercised	(1,642)	99.97
Canceled or expired	(242)	128.42
Balance at April 30, 2019	3,334	$131.67

Exercisable at April 30, 2019	2,117	$111.99

At April 30, 2019, there was approximately $37 million of unrecognized compensation cost related to non-vested stock options with a weighted average vesting period of 2.2 years. We will adjust unrecognized compensation cost for actual forfeitures as they occur.

Restricted Stock Unit Activity and Related Share-Based Compensation Expense
A summary of restricted stock unit (RSU) activity for the nine months ended April 30, 2019 was as follows:

	Restricted Stock Units
(Shares in thousands)	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at July 31, 2018	7,383	$131.50
Granted	490	223.74
Vested	(1,572)	111.48
Forfeited	(812)	106.42
Nonvested at April 30, 2019	5,489	$149.19

At April 30, 2019, there was approximately $578 million of unrecognized compensation cost related to non-vested RSUs with a weighted average vesting period of 2.5 years. We will adjust unrecognized compensation cost for actual forfeitures as they occur.

Intuit Q3 Fiscal 2019 Form 10-Q	23

8. Litigation
In fiscal 2015 Intuit was contacted by certain state and federal regulatory authorities in connection with inquiries regarding an increase during the 2015 tax season in attempts by criminals using stolen identity information to file fraudulent tax returns and claim refunds. Intuit provided information in response to those inquiries and now believes those inquiries are resolved.
A consolidated putative class action lawsuit was filed by individuals who claim to have suffered damages in connection with the 2015 events. On May 23, 2018, the parties reached a settlement in principle of this matter. The settlement was granted final approval and the matter was dismissed with prejudice by the court on May 15, 2019. The terms of the settlement are not material to our consolidated financial statements.
In May 2019, various lawsuits were filed and certain regulatory inquiries were commenced in connection with the provision and marketing of our free online tax preparation programs. We believe that the allegations contained within these lawsuits are without merit. We intend to vigorously defend against the lawsuits and cooperate in the investigations.
Intuit is subject to certain routine legal proceedings, including class action lawsuits, as well as demands, claims, government inquiries and threatened litigation, that arise in the normal course of our business, including assertions that we may be infringing patents or other intellectual property rights of others. We currently believe that, in addition to any amounts accrued, the amount of potential losses, if any, for any pending claims of any type (either alone or combined) will not have a material impact on our consolidated financial statements. The ultimate outcome of any litigation is uncertain and, regardless of outcome, litigation can have an adverse impact on Intuit because of defense costs, negative publicity, diversion of management resources and other factors. Our failure to obtain necessary license or other rights, or litigation arising out of intellectual property claims could adversely affect our business.

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

Intuit Q3 Fiscal 2019 Form 10-Q	24

The following table shows our financial results by reportable segment for the periods indicated.

	Three Months Ended		Nine Months Ended
(In millions)	April 30, 2019	April 30, 2018	April 30, 2019	April 30, 2018
Net revenue:
Small Business & Self-Employed	$887	$747	$2,628	$2,279
Consumer	2,150	1,949	2,701	2,439
Strategic Partner	235	216	461	443
Total net revenue	$3,272	$2,912	$5,790	$5,161

Operating income:
Small Business & Self-Employed	$375	$280	$1,155	$962
Consumer	1,678	1,550	1,801	1,642
Strategic Partner	195	173	341	312
Total segment operating income	2,248	2,003	3,297	2,916
Unallocated corporate items:
Share-based compensation expense	(98)	(92)	(303)	(283)
Other common expenses	(360)	(303)	(968)	(859)
Amortization of acquired technology	(5)	(5)	(15)	(10)
Amortization of other acquired intangible assets	(1)	(2)	(4)	(4)
Total unallocated corporate items	(464)	(402)	(1,290)	(1,156)
Total operating income	$1,784	$1,601	$2,007	$1,760

Revenue classified by significant product and service offerings was as follows:

	Three Months Ended		Nine Months Ended
(In millions)	April 30, 2019	April 30, 2018	April 30, 2019	April 30, 2018
Net revenue:

QuickBooks Online Accounting	$260	$183	$708	$500
Online Services	179	135	496	365
Total Online Ecosystem	439	318	1,204	865
QuickBooks Desktop Accounting	181	163	563	559
Desktop Services and Supplies	267	266	861	855
Total Desktop Ecosystem	448	429	1,424	1,414
Small Business & Self-Employed	887	747	2,628	2,279
Consumer	2,150	1,949	2,701	2,439
Strategic Partner	235	216	461	443
Total net revenue	$3,272	$2,912	$5,790	$5,161

Revenue from our QuickBooks Desktop packaged software products was $53 million and $119 million for the three and nine months ended April 30, 2019, respectively, and $47 million and $117 million for the three and nine months ended April 30, 2018, respectively. These amounts are included in the QuickBooks Desktop Accounting revenue presented in the table above.

Intuit Q3 Fiscal 2019 Form 10-Q	25

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

You should note that this MD&A contains forward-looking statements that involve risks and uncertainties. Please see the section entitled “Forward-Looking Statements” immediately preceding Part I for important information to consider when evaluating such statements.
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

Intuit Q3 Fiscal 2019 Form 10-Q	26

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

Intuit Q3 Fiscal 2019 Form 10-Q	27

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

Intuit Q3 Fiscal 2019 Form 10-Q	28

For a complete discussion of the most significant risks and uncertainties affecting our business, please see “Forward-Looking Statements” immediately preceding Part I and “Risk Factors” in Item 1A of Part II of this Quarterly Report.

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
Key highlights for the first nine months of fiscal 2019 include the following:

Revenue of	Consumer revenue of	Small Business & Self-Employed revenue of
$5.8 B	$2.7 B	$2.6 B
up 12% from the same period of fiscal 2018	up 11% from same period of fiscal 2018	up 15% from same period of fiscal 2018

Operating income of	Net income of	Diluted net income per share of
$2.0 B	$1.6 B	$6.06
up 14% from the same period of fiscal 2018	up 17% from the same period of fiscal 2018	up 15% from the same period of fiscal 2018

We ended the first nine months of fiscal 2019 with cash, cash equivalents and investments totaling $3.3 billion.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant impact on our net revenue, operating income or loss, and net income or loss, as well as on the value of certain assets and liabilities on our consolidated balance sheets. We believe that the estimates, assumptions and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2018 have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. Below, we have updated our revenue recognition critical accounting policy for the adoption of the new revenue recognition standard. Other than the changes to our revenue recognition critical accounting policy, we believe that there were no other significant changes in the critical accounting policies and estimates included in our Annual Report on Form 10-K for the fiscal year ended July 31, 2018, during the first nine months of fiscal 2019. Senior management has reviewed the development and selection of our critical accounting policies and estimates and their disclosure in this Quarterly Report on Form 10-Q with the Audit and Risk Committee of our Board of Directors.
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

Intuit Q3 Fiscal 2019 Form 10-Q	29

are distinct; (3) determining the standalone sales price (SSP) for each distinct performance obligation; (4) determining the timing of revenue recognition for distinct performance obligations; and (5) estimating the amount of variable consideration to include in the transaction price. If we were to change any of these judgments or estimates, it could cause a material increase or decrease in the amount of revenue we report in a particular period. For additional information, see “Revenue Recognition” in Note 1 to the financial statements in Part I, Item 1 of this Quarterly Report.

RESULTS OF OPERATIONS

Financial Overview

(Dollars in millions, except per share amounts)	Q3 FY19	Q3 FY18	$ Change	% Change	YTD Q3 FY19	YTD Q3 FY18	$ Change	% Change
Total net revenue	$3,272	$2,912	$360	12%	$5,790	$5,161	$629	12%
Operating income	1,784	1,601	183	11%	2,007	1,760	247	14%
Net income	1,378	1,186	192	16%	1,601	1,367	234	17%
Diluted net income per share	$5.22	$4.53	$0.69	15%	$6.06	$5.25	$0.81	15%

Current Fiscal Quarter
Total net revenue for the third quarter of fiscal 2019 increased $360 million or 12% compared with the same quarter of fiscal 2018. Our Small Business & Self-Employed segment revenue increased due to growth in the Online Ecosystem and our Consumer segment revenue increased due to a shift in mix to our higher end product offerings, growth in TurboTax federal units, and a higher average revenue per customer. See “Segment Results” later in this Item 2 for more information about the results for all of our reportable segments.
Operating income for the third quarter of fiscal 2019 increased $183 million or 11% compared with the same quarter of fiscal 2018. The increase was due to the increase in revenue described above partially offset by higher costs and expenses for advertising, marketing, and staffing. See “Operating Expenses” later in this Item 2 for more information.
Net income increased $192 million or 16% for the third quarter of fiscal 2019 compared with the same quarter of fiscal 2018 due to the increase in operating income described above, and a lower effective tax rate in the fiscal 2019 period, as a result of the Tax Cuts and Jobs Act (2017 Tax Act). See “Non-Operating Income and Expenses - Income Taxes” later in this Item 2 for more information. Diluted net income per share increased 15% to $5.22 for the third quarter of fiscal 2019, in line with the increase in net income.
Fiscal Year to Date
Total net revenue for the first nine months of fiscal 2019 increased $629 million or 12% compared with the same period of fiscal 2018. Our Small Business & Self-Employed segment revenue increased due to growth in the Online Ecosystem and our Consumer segment revenue increased due to a shift in mix to our higher end product offerings, growth in TurboTax federal units, and a higher average revenue per customer. See “Segment Results” later in this Item 2 for more information about the results for all of our reportable segments.
Operating income for the first nine months of fiscal 2019 increased $247 million or 14% compared with the same period of fiscal 2018. The increase was due to the increase in revenue described above partially offset by higher costs and expenses for advertising, marketing, and staffing. See “Operating Expenses” later in this Item 2 for more information.
Net income increased $234 million or 17% for the first nine months of fiscal 2019 compared with the same period of fiscal 2018 due to the increase in operating income described above, and a lower effective tax rate in the fiscal 2019 period, as a result of the 2017 Tax Act. See “Non-Operating Income and Expenses - Income Taxes” later in this Item 2 for more information. Diluted net income per share increased 15% to $6.06 for the first nine months of fiscal 2019, due to the increase in net income.

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

Intuit Q3 Fiscal 2019 Form 10-Q	30

Segment operating income or loss is segment net revenue less segment cost of revenue and operating expenses. See “Executive Overview – Industry Trends and Seasonality” earlier in this Item 2 for a description of the seasonality of our business. Segment expenses do not include certain costs, such as corporate selling and marketing, product development, general and administrative expenses, and share-based compensation expenses, which are not allocated to specific segments. These unallocated costs totaled $1.3 billion in the first nine months of fiscal 2019 and $1.1 billion in the first nine months of fiscal 2018. Unallocated costs increased in the fiscal 2019 period due to increased corporate product development, selling and marketing, and general and administrative expenses in support of the growth of our businesses and higher share-based compensation expenses. Segment expenses also do not include amortization of acquired technology and amortization of other acquired intangible assets which totaled $19 million in the first nine months of fiscal 2019 and $14 million in the first nine months of fiscal 2018. See Note 9 to the financial statements in Part I, Item 1 of this Quarterly Report for reconciliations of total segment operating income or loss to consolidated operating income or loss for each fiscal period presented.

Intuit Q3 Fiscal 2019 Form 10-Q	31

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

(Dollars in millions)	Q3 FY19	Q3 FY18	% Change	YTD Q3 FY19	YTD Q3 FY18	% Change
Product revenue	$243	$228	7%	$803	$805	—%
Service and other revenue	644	519	24%	1,825	1,474	24%
Total segment revenue	$887	$747	19%	$2,628	$2,279	15%
% of total revenue	27%	26%		45%	44%

Segment operating income	$375	$280	34%	$1,155	$962	20%
% of related revenue	42%	37%		44%	42%
Revenue for our Small Business & Self-Employed segment increased $140 million or 19% in the third quarter of fiscal 2019 and $349 million or 15% in the first nine months of fiscal 2019 compared with the same periods of fiscal 2018. The increase in both periods was primarily due to growth in Online Ecosystem revenue.
Online Ecosystem
Online Ecosystem revenue increased 38% in the third quarter of fiscal 2019 and 39% in the first nine months of fiscal 2019 compared with the same periods of fiscal 2018. QuickBooks Online Accounting revenue increased 42% in the third quarter and the first nine months of fiscal 2019 due to an increase in QuickBooks Online subscribers and average revenue per customer. At April 30, 2019 QuickBooks Online subscribers were 4.2 million, up 32% compared with the same point in time a year ago. Online Services revenue increased 33% in the third quarter of fiscal 2019 and 36% in the first nine months of fiscal 2019 primarily due to customer growth in online payroll and payments and an increase in revenue from other online services.

Intuit Q3 Fiscal 2019 Form 10-Q	32

Desktop Ecosystem
Desktop Ecosystem revenue increased 4% for the third quarter of fiscal 2019 compared with the same period of fiscal 2018 primarily driven by customer growth in our QuickBooks Enterprise, payroll, and payments offerings. QuickBooks Desktop subscribers were up 9% as compared with the same point in time a year ago.
Desktop Ecosystem revenue increased 1% in the first nine months of fiscal 2019 as compared with the same period of fiscal 2018, primarily due to an increase in license revenue for our QuickBooks Enterprise offering and an increase in revenue from our payroll and payments offerings as a result of customer growth during the period. This increase was partially offset by a decrease in revenue from the delivery of version protection for our QuickBooks Enterprise customers.
Small Business & Self-Employed segment operating income increased 34% in the third quarter of fiscal 2019 and 20% in the first nine months of fiscal 2019 as compared with the same periods of fiscal 2018. These increases were primarily due to the higher Online Ecosystem revenue described above partially offset by higher expenses for advertising, marketing, and staffing.

Intuit Q3 Fiscal 2019 Form 10-Q	33

Consumer

Consumer segment product revenue is derived primarily from TurboTax desktop tax return preparation software and related form updates.
Consumer segment service and other revenue is derived primarily from TurboTax Online products, electronic tax filing services and connected services, and also from our Mint and Turbo offerings.

(Dollars in millions)	Q3 FY19	Q3 FY18	% Change	YTD Q3 FY19	YTD Q3 FY18	% Change
Product revenue	$94	$100	(6)%	$198	$205	(3)%
Service and other revenue	2,056	1,849	11%	2,503	2,234	12%
Total segment revenue	$2,150	$1,949	10%	$2,701	$2,439	11%
% of total revenue	66%	67%		47%	47%

Segment operating income	$1,678	$1,550	8%	$1,801	$1,642	10%
% of related revenue	78%	80%		67%	67%
Total Consumer segment revenue increased $262 million or 11% in the first nine months of fiscal 2019 compared with the same period of fiscal 2018, due to a shift in mix to our higher end product offerings, a 5% growth in TurboTax federal units, and a higher average revenue per customer.
Segment operating income increased 10% in the first nine months of fiscal 2019 due to the higher revenue described above, which was partially offset by higher expenses for advertising, marketing, and staffing.

Intuit Q3 Fiscal 2019 Form 10-Q	34

Strategic Partner

Strategic Partner segment product revenue is derived primarily from Lacerte, ProSeries, and ProFile desktop tax preparation software products and related form updates.
Strategic Partner segment service and other revenue is derived primarily from ProConnect Tax Online tax products, electronic tax filing service, connected services and, bank products.

(Dollars in millions)	Q3 FY19	Q3 FY18	% Change	YTD Q3 FY19	YTD Q3 FY18	% Change
Product revenue	$161	$151	7%	$377	$368	2%
Service and other revenue	74	65	14%	84	75	12%
Total segment revenue	$235	$216	9%	$461	$443	4%
% of total revenue	7%	7%		8%	9%

Segment operating income	$195	$173	13%	$341	$312	9%
% of related revenue	83%	80%		74%	70%
Total Strategic Partner segment revenue increased $18 million or 4% in the first nine months of fiscal 2019 compared with the same period of fiscal 2018.
Segment operating income increased 9% in the first nine months of fiscal 2019 due to the higher revenue described above and lower staffing expenses.

Intuit Q3 Fiscal 2019 Form 10-Q	35

Cost of Revenue

(Dollars in millions)	Q3 FY19	% of Related Revenue	Q3 FY18	% of Related Revenue	YTD Q3 FY19	% of Related Revenue	YTD Q3 FY18	% of Related Revenue
Cost of product revenue	$19	4%	$20	4%	$60	4%	$65	5%
Cost of service and other revenue	330	12%	280	12%	811	18%	674	18%
Amortization of acquired technology	5	n/a	5	n/a	15	n/a	10	n/a
Total cost of revenue	$354	11%	$305	10%	$886	15%	$749	15%
Cost of product revenue as a percentage of product revenue was consistent in the third quarter and first nine months of fiscal 2019 compared with the same periods of fiscal 2018. We expense costs of product revenue as they are incurred for delivered software and we do not defer any of these costs when product revenue is deferred. Cost of service and other revenue as a percentage of service and other revenue was consistent in the third quarter and first nine months of fiscal 2019 compared with the same periods of fiscal 2018.

Operating Expenses

(Dollars in millions)	Q3 FY19	% of Total Net Revenue	Q3 FY18	% of Total Net Revenue	YTD Q3 FY19	% of Total Net Revenue	YTD Q3 FY18	% of Total Net Revenue
Selling and marketing	$652	20%	$549	19%	$1,546	27%	$1,326	25%
Research and development	311	10%	296	10%	900	15%	875	17%
General and administrative	170	5%	159	6%	447	8%	447	9%
Amortization of other acquired intangible assets	1	—%	2	—%	4	—%	4	—%
Total operating expenses	$1,134	35%	$1,006	35%	$2,897	50%	$2,652	51%
Current Fiscal Quarter
Total operating expenses as a percentage of total net revenue was flat in the third quarter of fiscal 2019 compared to the same period of fiscal 2018. Total net revenue for the third quarter of fiscal 2019 increased $360 million or 12% while total operating expenses for the quarter increased $128 million or 13%. Total operating expenses increased $75 million for higher advertising and marketing expenses, $27 million for higher staffing expenses due to higher headcount, and $23 million for outside services.
Fiscal Year to Date
Total operating expenses as a percentage of total net revenue decreased slightly in the first nine months of fiscal 2019 compared to the same period of fiscal 2018. Total net revenue for the first nine months of fiscal 2019 increased $629 million or 12% while total operating expenses for the period increased $245 million or 9%. Total operating expenses increased $152 million for higher advertising and marketing expenses, $56 million for higher staffing expenses due to higher headcount, and $37 million for outside services.

Non-Operating Income and Expenses
Interest Expense
Interest expense of $12 million for the first nine months of fiscal 2019 consisted primarily of interest on our unsecured term loan. Interest expense of $16 million for the first nine months of fiscal 2018 consisted primarily of interest on our unsecured term loan and unsecured revolving credit facility.

Intuit Q3 Fiscal 2019 Form 10-Q	36

Interest and Other Income, Net

(In millions)	Q3 FY19	Q3 FY18	YTD Q3 FY19	YTD Q3 FY18
Interest income	$14	$4	$27	$8
Net gain (loss) on executive deferred compensation plan assets (1)	5	(3)	2	4
Other	(2)	6	(6)	3
Total interest and other income, net	$17	$7	$23	$15

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

Income Taxes
We compute our provision for or benefit from income taxes by applying the estimated annual effective tax rate to income or loss from recurring operations and adding the effects of any discrete income tax items specific to the period. Our effective tax rates for the three and nine months ended April 30, 2018 have been restated to reflect the full retrospective application of ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” See Note 1 and Note 6 to the financial statements in Part I, Item I of this Quarterly Report for more information.
For the three and nine months ended April 30, 2019, we recognized excess tax benefits on share-based compensation of $20 million and $69 million, respectively, in our provision for income taxes. For the three and nine months ended April 30, 2018, we recognized excess tax benefits on share-based compensation of $8 million and $41 million, respectively, in our provision for income taxes.
Our effective tax rates for the three and nine months ended April 30, 2019 were approximately 23% and 21%, respectively. Excluding discrete tax items primarily related to share-based compensation tax benefits mentioned above, our effective tax rate for both periods was 23% and did not differ significantly from the federal statutory rate of 21%.
Our effective tax rates for the three months ended April 30, 2018 was approximately 26% and did not differ significantly from the federal statutory rate of 26.9%. Our effective tax rate for the nine months ended April 30, 2018 was 22%. Excluding discrete tax items primarily related to the $27 million tax benefit resulting from the 2017 Tax Act re-measurement of certain deferred tax balances and the share-based compensation tax benefits mentioned above, our effective tax rate for that period was 27% and did not differ significantly from the federal statutory rate of 26.9%.

LIQUIDITY AND CAPITAL RESOURCES

Overview
At April 30, 2019, our cash, cash equivalents and investments totaled $3.3 billion, an increase of $1.6 billion from July 31, 2018 due to the factors discussed under “Statements of Cash Flows” below. Our primary sources of liquidity have been cash from operations, which entails the collection of accounts receivable for products and services, and borrowings under our credit facility. Our primary uses of cash have been for research and development programs, selling and marketing activities, capital projects, acquisitions of businesses, debt service costs and debt repayment, repurchases of our common stock under our stock repurchase programs, and the payment of cash dividends. As discussed in “Executive Overview – Industry Trends and Seasonality” earlier in this Item 2, our business is subject to significant seasonality. The balance of our cash, cash equivalents, and investments generally fluctuates with that seasonal pattern. We believe the seasonality of our business is likely to continue in the future.
The following table summarizes selected measures of our liquidity and capital resources at the dates indicated:

(Dollars in millions)	April 30, 2019	July 31, 2018	$ Change	% Change
Cash, cash equivalents, and investments	$3,346	$1,716	$1,630	95%
Long-term investments	13	13	—	—%
Short-term debt	50	50	—	—%
Long-term debt	398	388	10	3%
Working capital	1,958	679	1,279	188%
Ratio of current assets to current liabilities	1.9 : 1	1.4 : 1

Intuit Q3 Fiscal 2019 Form 10-Q	37

We have historically generated significant cash from operations and we expect to continue to do so in the future. Our cash, cash equivalents, and investments totaled $3.3 billion at April 30, 2019. None of those funds were restricted and approximately 92% of those funds were located in the U.S. Our unsecured revolving credit facility is available to us for general corporate purposes, including future acquisitions and stock repurchases. At April 30, 2019, no amounts were outstanding under the unsecured revolving credit facility. Our secured revolving credit facility is available to fund a portion of our loans to qualified small businesses. At April 30, 2019, $48 million was outstanding under the secured revolving credit facility.
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

Statements of Cash Flows
The following table summarizes selected items from our consolidated statements of cash flows for the first nine months of fiscal 2019 and fiscal 2018. Effective August 1, 2018, we adopted the requirements of Accounting Standards Update (ASU) 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash.” The amounts below have been restated to comply with this new standard. See the financial statements in Part I, Item 1 of this Quarterly Report for complete consolidated statements of cash flows for those periods.

	Nine Months Ended
(Dollars in millions)	April 30, 2019	April 30, 2018	$ Change
Net cash provided by (used in):
Operating activities	$2,446	$2,149	$297
Investing activities	(301)	(541)	240
Financing activities	(641)	(469)	(172)
Effect of exchange rates on cash, cash equivalents, restricted cash, and restricted cash equivalents	(6)	(7)	1
Net increase in cash, cash equivalents, restricted cash, and restricted cash equivalents	$1,498	$1,132	$366

Our primary sources and uses of cash were as follows:
Nine Months Ended
April 30, 2019	April 30, 2018
 Sources of cash:

• Operations
• Issuance of common stock under employee stock plans
• Borrowings under secured revolving credit facility

 Uses of cash:

• Repurchases of shares of our common stock
• Payment of cash dividends and dividend rights
• Payment of accrued bonuses for fiscal 2018
• Capital expenditures
• Net originations of term loans to small businesses
• Repayment of debt

Sources of cash:

• Operations
• Borrowings under unsecured revolving credit facility
• Issuance of common stock under employee stock plans

 Uses of cash:

• Repayment of debt and amounts outstanding under our unsecured revolving credit facility
• Repurchases of shares of our common stock
• Acquisitions of businesses
• Payment of accrued bonuses for fiscal 2017
• Payment of cash dividends and dividend rights
• Capital expenditures

Stock Repurchase Programs, Treasury Shares, and Dividends on Common Stock
As described in Note 7 to the financial statements in Part I, Item 1 of this Quarterly Report, during the first nine months of fiscal 2019 we continued to repurchase shares of our common stock under repurchase programs that our Board of Directors has authorized. At April 30, 2019, we had authorization from our Board of Directors to expend up to an additional $2.8 billion for stock repurchases. We currently expect to continue repurchasing our common stock on a quarterly basis; however, future

Intuit Q3 Fiscal 2019 Form 10-Q	38

stock repurchases under the current program are at the discretion of management, and authorization of future stock repurchase programs is subject to the final determination of our Board of Directors.
We have continued to pay quarterly cash dividends on shares of our outstanding common stock. During the nine months ended April 30, 2019 we declared quarterly cash dividends that totaled $1.41 per share of outstanding common stock for a total of $376 million. In May 2019 our Board of Directors declared a quarterly cash dividend of $0.47 per share of outstanding common stock payable on July 18, 2019 to stockholders of record at the close of business on July 10, 2019. We currently expect to continue paying comparable cash dividends on a quarterly basis; however, future declarations of dividends and the establishment of future record dates and payment dates are subject to the final determination of our Board of Directors.

Credit Facilities
Unecured Revolving Credit Facility and Term Loan
On February 1, 2016 we entered into a master credit agreement with certain institutional lenders for a five-year credit facility in an aggregate principal amount of $1.5 billion. The master credit agreement includes a $500 million unsecured term loan and a $1 billion unsecured revolving credit facility that will expire on February 1, 2021. Under the master credit agreement we may, subject to certain customary conditions, on one or more occasions increase commitments under the unsecured revolving credit facility in an amount not to exceed $250 million in the aggregate and may extend the maturity date up to two times. Advances under the unsecured revolving credit facility accrue interest at rates that are equal to, at our election, either Bank of America's alternate base rate plus a margin that ranges from 0.0% to 0.5% or the London Interbank Offered Rate (LIBOR) plus a margin that ranges from 0.9% to 1.5%. Actual margins under either election will be based on our senior debt credit ratings. At April 30, 2019, no amounts were outstanding under the unsecured revolving credit facility. We monitor counterparty risk associated with the institutional lenders that are providing the credit facility. We currently believe that the credit facility will be available to us should we choose to borrow under it.
Under the master credit agreement, we borrowed $500 million in the form of an unsecured term loan on February 1, 2016. We may, subject to certain customary conditions, on one or more occasions increase commitments under the term loan in an amount not to exceed $500 million in the aggregate. The term loan accrues interest at rates that are equal to, at our election, either Bank of America's alternate base rate plus a margin that ranges from 0.125% to 0.875% or LIBOR plus a margin that ranges from 1.125% to 1.875%. Actual margins under either election will be based on our senior debt credit ratings. The term loan is subject to quarterly principal payments, which began in July 2017, of 2.5% of the original loan amount, with the balance payable on February 1, 2021. At April 30, 2019, $400 million was outstanding under the term loan.
The master credit agreement includes customary affirmative and negative covenants, including financial covenants that require us to maintain a ratio of total debt to annual earnings before interest, taxes, depreciation and amortization (EBITDA) of not greater than 3.25 to 1.00 as of any date and a ratio of annual EBITDA to annual interest expense of not less than 3.00 to 1.00 as of the last day of each fiscal quarter. We remained in compliance with these covenants at all times during the quarter ended April 30, 2019.
On May 2, 2019 we entered into an amendment to the master credit agreement. The amendment extends the maturity date of the unsecured revolving credit facility to May 2, 2024 and modifies the interest rate on the unsecured revolving credit facility to, at our election, either Bank of America's alternate base rate plus a margin that ranges from 0.0% to 0.1% or LIBOR plus a margin that ranges from 0.69% to 1.1%. Additionally, the amendment modifies the unsecured term loan to $400 million, decreases the interest rate on the term loan to, at our election, either Bank of America's alternate base rate plus a margin that ranges from 0.0% to 0.125% or LIBOR plus a margin that ranges from 0.625% to 1.125% and reduces the amount available to increase commitments under the term loan to $400 million in the aggregate. Actual margins under the unsecured revolving credit facility and term loan continue to be based on our senior unsecured debt credit ratings.
Secured Revolving Credit Facility
On February 19, 2019, a subsidiary of Intuit entered into a $300 million secured revolving credit facility with a lender. The revolving credit facility is secured by cash and receivables of the subsidiary and is non-recourse to Intuit Inc. Advances under this secured revolving credit facility are used to fund a portion of our loans to qualified small businesses. The secured revolving credit facility is available for use for a term of two years and accrues interest at LIBOR plus 2.39%. Unused portions of the credit facility accrue interest at a rate of 0.50%. Outstanding advances mature on August 19, 2021 and payments made prior to February 19, 2020 are subject to a 1% prepayment fee. The agreement includes certain affirmative and negative covenants, including financial covenants that require the subsidiary to maintain specified financial ratios. We remained in compliance with these covenants at all times during the quarter ended April 30, 2019. At April 30, 2019, $48 million was outstanding under this facility, with a weighted-average interest rate of 8.06%, which includes the unused facility fee. The outstanding balance is secured by cash and loans to qualified small businesses totaling $76 million.

Intuit Q3 Fiscal 2019 Form 10-Q	39

Cash Held by Foreign Subsidiaries
Our cash, cash equivalents, and investments totaled $3.3 billion at April 30, 2019. Approximately 8% of those funds were held by our foreign subsidiaries and subject to repatriation tax considerations. These foreign funds were located primarily in Canada and India. As a result of the 2017 Tax Act we do not expect to pay incremental U.S. taxes on repatriation. We have recorded income tax expense for Canada and India withholding and distribution taxes on earnings that are not permanently reinvested. In the event that funds from foreign operations are repatriated to the United States, we would pay withholding or distribution taxes at that time.
Off-Balance Sheet Arrangements
At April 30, 2019, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.
Contractual Obligations
We presented our contractual obligations at July 31, 2018 in our Annual Report on Form 10-K for the fiscal year then ended. There were no significant changes to our contractual obligations during the first nine months of fiscal 2019.
Recent Accounting Pronouncements
For a description of recent accounting pronouncements, if any, and the potential impact of these pronouncements on our consolidated financial statements, see Note 1 to the financial statements in Part I, Item 1 of this Quarterly Report.

Intuit Q3 Fiscal 2019 Form 10-Q	40

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
Our cash equivalents and investments are subject to market risk due to changes in interest rates. Interest rate movements affect the interest income we earn on cash equivalents and investments and the fair value of those investments. If the Federal Reserve Target Rate had increased by 25 basis points from the level of April 30, 2019, the value of our investments at that date would have decreased by approximately $2 million. If the Federal Reserve Target Rate had increased by 100 basis points from the level of April 30, 2019, the value of our investments at that date would have decreased by approximately $7 million.
We are also exposed to the impact of changes in interest rates as they affect our $1 billion unsecured revolving credit facility, $500 million unsecured term loan, and $300 million secured revolving credit facility. Advances under the unsecured revolving credit facility accrue interest at rates that are equal to Bank of America's alternate base rate plus a margin that ranges from 0.0% to 0.5% or the London InterBank Offered Rate (LIBOR) plus a margin that ranges from 0.9% to 1.5%. The term loan accrues interest at rates that are equal to, at our election, either Bank of America's alternate base rate plus a margin that ranges from 0.125% to 0.875% or LIBOR plus a margin that ranges from 1.125% to 1.875%. Actual margins under all of these elections are based on our senior debt credit ratings. Advances under the secured revolving credit facility accrue interest at a rate of LIBOR plus 2.39%. Consequently, our interest expense fluctuates with changes in the general level of these interest rates. At April 30, 2019, no amounts were outstanding under the unsecured revolving credit facility, $400 million was outstanding under the term loan, and $48 million was outstanding under the secured revolving credit facility. See Note 4 and Note 5 to the financial statements in Part I, Item 1 of this Quarterly Report for more information.
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
Since we translate foreign currencies (primarily Canadian dollars, Indian rupees, and British pounds) into U.S. dollars for financial reporting purposes, currency fluctuations can have an impact on our financial results. The historical impact of currency fluctuations on our financial results has generally been immaterial. We believe that our exposure to currency exchange fluctuation risk is not significant because our global subsidiaries invoice customers and satisfy their financial obligations almost exclusively in their local currencies. We believe the impact of currency fluctuations will continue to not be significant in the foreseeable future due to the reasons cited above. As of April 30, 2019, we did not engage in foreign currency hedging activities.

Intuit Q3 Fiscal 2019 Form 10-Q	41

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

Intuit Q3 Fiscal 2019 Form 10-Q	42

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

Intuit Q3 Fiscal 2019 Form 10-Q	43

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

Intuit Q3 Fiscal 2019 Form 10-Q	44

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
We have divested and may in the future divest certain assets or businesses that no longer fit with our strategic direction or growth targets. Divestitures involve significant risks and uncertainties, including:

•	inability to find potential buyers on favorable terms;

•	failure to effectively transfer liabilities, contracts, facilities and employees to buyers;

•	requirements that we retain or indemnify buyers against certain liabilities and obligations;

•	the possibility that we will become subject to third-party claims arising out of such divestiture;

•	challenges in identifying and separating the intellectual property and data to be divested from the intellectual property and data that we wish to retain;

•	inability to reduce fixed costs previously associated with the divested assets or business;

•	challenges in collecting the proceeds from any divestiture;

•	disruption of our ongoing business and distraction of management;

•	loss of key employees who leave the Company as a result of a divestiture; and

Intuit Q3 Fiscal 2019 Form 10-Q	45

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

Intuit Q3 Fiscal 2019 Form 10-Q	46

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

Intuit Q3 Fiscal 2019 Form 10-Q	47

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

Intuit Q3 Fiscal 2019 Form 10-Q	48

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

Intuit Q3 Fiscal 2019 Form 10-Q	49

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

Intuit Q3 Fiscal 2019 Form 10-Q	50

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

Intuit Q3 Fiscal 2019 Form 10-Q	51

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

Intuit Q3 Fiscal 2019 Form 10-Q	52

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
Our acquisitions have resulted in significant expenses, including amortization and impairment of acquired technology and other acquired intangible assets, and impairment of goodwill. Total costs and expenses in these categories were $21 million in fiscal 2018; $14 million in fiscal 2017; and $34 million in fiscal 2016. Although under current accounting rules goodwill is not amortized, we may incur impairment charges related to the goodwill already recorded and to goodwill arising out of future acquisitions. We test the impairment of goodwill annually in our fourth fiscal quarter or more frequently if indicators of impairment arise. The timing of the formal annual test may result in charges to our consolidated statements of operations in our fourth fiscal quarter that may not have been reasonably foreseen in prior periods. At April 30, 2019, we had $1.6 billion in goodwill and $43 million in net acquired intangible assets on our consolidated balance sheet, both of which may be subject to impairment charges in the future. New acquisitions, and any impairment of the value of acquired intangible assets, may have a significant negative impact on our future financial results.
We have incurred indebtedness and may incur other debt in the future, which may adversely affect our financial condition and future financial results.
As of April 30, 2019, we had an aggregate of $448 million of indebtedness outstanding under our credit facilities. We may incur additional debt in the future.
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

•	limiting our flexibility in planning for, or reacting to, changes in our businesses and our industries.

Intuit Q3 Fiscal 2019 Form 10-Q	53

Our current unsecured and secured revolving credit facilities impose restrictions on us, including restrictions on our ability to create liens on our assets and the ability of our subsidiaries to incur indebtedness, and require us to maintain compliance with specified financial ratios. Our ability to comply with these ratios may be affected by events beyond our control. In addition, our short- and long-term debt includes covenants that may adversely affect our ability to incur certain liens or engage in certain types of sale and leaseback transactions. If we breach any of the covenants under our short- and long-term debt or our unsecured revolving credit facility and do not obtain a waiver from the lenders, then, subject to applicable cure periods, any outstanding indebtedness may be declared immediately due and payable.
In addition, changes by any rating agency to our credit rating may negatively impact the value and liquidity of both our debt and equity securities. If our credit ratings are downgraded or other negative action is taken, the interest rate payable by us under our unsecured revolving credit facility or our secured term loan may increase. In addition, any downgrades in our credit ratings may affect our ability to obtain additional financing in the future and may affect the terms of any such financing.
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

Intuit Q3 Fiscal 2019 Form 10-Q	54

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities By The Issuer And Affiliated Purchasers
Stock repurchase activity during the three months ended April 30, 2019 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans
February 1, 2019 through February 28, 2019	169,100	$232.48	169,100	$2,932,210,862
March 1, 2019 through March 31, 2019	186,900	$253.13	186,900	$2,884,900,627
April 1, 2019 through April 30, 2019	186,900	$260.01	186,900	$2,836,305,179
Total	542,900	$249.07	542,900
Note: All of the shares purchased during the three months ended April 30, 2019 were purchased under a plan we announced on August 19, 2016 under which we are authorized to repurchase up to $2 billion of our common stock. On August 21, 2018 our Board approved a new stock repurchase program under which we are authorized to repurchase up to an additional $2 billion of our common stock. At April 30, 2019, authorization from our Board of Directors to expend up to $2.8 billion remained available under these plans.

ITEM 6 - EXHIBITS
See the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q.

Intuit Q3 Fiscal 2019 Form 10-Q	55

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTUIT INC. (Registrant)
Date:	May 23, 2019	By:	/s/ MICHELLE M. CLATTERBUCK
Michelle M. Clatterbuck
Executive Vice President and Chief Financial Officer (Authorized Officer and Principal Financial Officer)

Intuit Q3 Fiscal 2019 Form 10-Q	56

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference

31.01	Certification of Chief Executive Officer	X

31.02	Certification of Chief Financial Officer	X

32.01*	Section 1350 Certification (Chief Executive Officer)	X

32.02*	Section 1350 Certification (Chief Financial Officer)	X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X

101.SCH	XBRL Taxonomy Extension Schema	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase	X
________________________________

*	This exhibit is intended to be furnished and shall not be deemed “filed” for purposes of the Securities Exchange Act of 1934, as amended.

Intuit Q3 Fiscal 2019 Form 10-Q	57