Form 10-K
period 2019-07-31
INTUIT INC
filed 2019-08-30
CIK 896878

Tables of Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________

FORM 10-K

☑	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended July 31, 2019

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                                          to

Commission File Number 0-21180
INTUIT INC.
(Exact name of registrant as specified in its charter)

Delaware	77-0034661
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2700 Coast Avenue, Mountain View, CA 94043
(Address of principal executive offices, including zip code)

(650) 944-6000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.01 par value	INTU	Nasdaq Global Select Market

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

The aggregate market value of Intuit Inc. outstanding common stock held by non-affiliates of Intuit as of January 31, 2019, the last business day of our most recently completed second fiscal quarter, based on the closing price of $215.82 reported by the Nasdaq Global Select Market on that date, was $53.7 billion.

There were 260,073,642 shares of Intuit voting common stock outstanding as of August 23, 2019.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its Annual Meeting of Stockholders to be held on January 23, 2020 are incorporated by reference in Part III of this Annual Report on Form 10-K.

Tables of Contents

INTUIT INC.
FISCAL 2019 FORM 10-K
INDEX

		Page

PART I

ITEM 1:	Business	4
ITEM 1A:	Risk Factors	13
ITEM 1B:	Unresolved Staff Comments	24
ITEM 2:	Properties	24
ITEM 3:	Legal Proceedings	24
ITEM 4:	Mine Safety Disclosures	25

PART II

ITEM 5:	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	26
ITEM 6:	Selected Financial Data	28
ITEM 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30
ITEM 7A:	Quantitative and Qualitative Disclosures About Market Risk	47
ITEM 8:	Financial Statements and Supplementary Data	48
ITEM 9:	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	91
ITEM 9A:	Controls and Procedures	91
ITEM 9B:	Other Information	91

PART III

ITEM 10:	Directors, Executive Officers and Corporate Governance	92
ITEM 11:	Executive Compensation	93
ITEM 12:	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	94
ITEM 13:	Certain Relationships and Related Transactions, and Director Independence	94
ITEM 14:	Principal Accountant Fees and Services	94

PART IV

ITEM 15:	Exhibits and Financial Statement Schedules	95

	Signatures	96

EX-04.02
EX-10.04
EX-10.40
EX-10.48
EX-10.49
EX-10.50
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

Intuit Fiscal 2019 Form 10-K	2

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

•	our plan to continue to provide ongoing enhancements and certain connected services for all future versions of our QuickBooks Desktop software products;

•	our judgments and assumptions relating to our loan portfolio;

•	our belief that the credit facilities will be available to us should we choose to borrow under them; and

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

Intuit Fiscal 2019 Form 10-K	3

Tables of Contents

PART I

ITEM 1 - BUSINESS

CORPORATE BACKGROUND
General
Intuit helps consumers, small businesses, and the self-employed prosper by delivering financial management and compliance products and services. We also provide specialized tax products to accounting professionals, who are key partners that help us serve small business customers.
Our global products and platforms, including QuickBooks, TurboTax, Mint and Turbo, are designed to help our customers better manage their money, reduce their debt and file their taxes with ease so they can receive the maximum refund they deserve. For those customers who run small businesses, we are focused on helping them get paid faster, pay their employees, access capital, ensure their books are done right and find and keep customers. We serve more than 50 million customers across our product offerings and platforms. We had revenue of $6.8 billion in our fiscal year which ended July 31, 2019, with approximately 9,400 employees in offices in the United States, Canada, India, the United Kingdom, Israel, Australia, and other locations.
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
We file reports required of public companies with the Securities and Exchange Commission (SEC). These include annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other reports, and amendments to these reports. The SEC maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. We make available free of charge on the Investor Relations section of our corporate website all of the reports we file with or furnish to the SEC as soon as reasonably practicable after the reports are filed or furnished. Copies of this Annual Report on Form 10-K may also be obtained without charge by contacting Investor Relations, Intuit Inc., P.O. Box 7850, Mountain View, California 94039-7850 or by calling 650-944-6000.

BUSINESS OVERVIEW
Intuit’s Mission
We are a global technology company committed to using our platform and products to power prosperity around the world. Our customers include consumers, small businesses and the self-employed. Working with a broad array of vital partners - accountants, developers, financial institutions, educational institutions, governments and other platform companies - we are dedicated to solving our customers’ most pressing problems and delivering benefits that matter most to them including:

•	Personalized experiences that help them save money and enable their businesses to grow and prosper.

•	Automated financial tasks and data entry to save them time for what matters most.

•	Connections to credible experts, tools and insights to provide them with confidence when making financial or compliance decisions.
We build durable competitive advantage by using the power of artificial intelligence (A.I.) and other advanced technologies to deliver innovative solutions via our trusted open platform that builds connections between customers, partners and products, as described in “Our Growth Strategy” below. We consider A.I. to include:

•	Machine Learning - Building algorithms which progressively learn from data to automate tasks for our customers.

•	Knowledge Engineering - Turning rules, such as IRS regulations, and relationships about data into code to eliminate work and provide tailored experiences.

•	Natural Language Processing - Processing, analyzing and understanding human language to create interactions with customers and automate repetitive tasks.

Intuit Fiscal 2019 Form 10-K	4

Tables of Contents

Our Business Portfolio
We organize our businesses into three reportable segments:

Small Business & Self-Employed:  This segment serves small businesses and the self-employed around the world, and the accounting professionals who serve and advise them. Our offerings include QuickBooks financial and business management online services and desktop software, payroll solutions, merchant payment processing solutions, and financing for small businesses.
Consumer:  This segment serves consumers and includes do-it-yourself and assisted TurboTax income tax preparation products and services sold in the U.S. and Canada. Our Mint and Turbo offerings serve consumers and help them understand and improve their financial lives by offering a view of their financial health.
Strategic Partner:  This segment serves professional accountants in the U.S. and Canada, who are essential to both small business success and tax preparation and filing. Our professional tax offerings include Lacerte, ProSeries, ProFile, and ProConnect Tax Online.

Our Growth Strategy
At Intuit, our strategy starts with customer obsession. We listen to and observe our customers, understand their challenges, and then use advanced technology, including A.I., to develop innovative solutions designed to solve their problems and help them grow and prosper. For more than three decades, our values have inspired us to innovate and reimagine ways to save people time and money, eliminate drudgery and inspire confidence. We have reinvented and disrupted ourselves to better serve our customers, as we continue to transform into an A.I.-driven expert platform company. Our assessment of external trends - the expectation of more personalized experiences, the digitization of services, as well as the growth in the self-employed workforce - reveals significant opportunities to drive future growth. The result is a shift from traditional services and point solutions to interconnected capabilities that work on platforms and increasingly rely on A.I. and data-driven solutions.
As we build those interconnected capabilities that rely on an A.I.-driven expert platform we are focused on three core elements:

•
Building an open, trusted platform: We are creating a technology platform where we and our partners can seamlessly integrate together to solve the most pressing customer problems and deliver awesome experiences. Our open platform allows our customers to use and confidently share their data, with their consent, with us and third-party partners to help improve their financial lives.

•
Accelerating the application of A.I.: We are actively accelerating our application of A.I., which continuously learns from data across the platform, and revolutionizes the experience for our customers. For example, our TurboTax solutions use machine learning to create a customized interview, asking questions uniquely tailored to each individual situation.

•
Connecting people with experts: Across the platform, we are digitizing services by building connections among customers, partners, and experts to inspire confidence in our customers. For example, our TurboTax Live offering seamlessly connects our TurboTax customers with tax experts via a live one-way video. We will continue to develop new means to connect customers with experts so our customers can have confidence that they are making the right decisions about their financial lives, and the personalized experiences they expect.

As part of our strategy, we also develop relationships with key partners that enable us to scale our service to consumers, small businesses and the self-employed globally, including financial institutions, enterprise platforms, educational institutions and accountants. These partnerships allow us to co-create indispensable connections by sharing expertise, product integrations, and new solutions to solve more customer problems.
As the external environment evolves, we continue to innovate and adapt our strategy and anticipate our customers’ needs. For more than 35 years, we have been dedicated to developing innovative financial and compliance products and services that are easy to use and are available where and when customers need them. As a result, our customers actively recommend our products and solutions to others, which is one important way that we measure the success of our strategy.

PRODUCTS AND SERVICES
During fiscal 2019 we offered our products and services in the three segments described in “Business Overview” above. The following table shows the revenue for each of these segments over the last three fiscal years.

	Fiscal 2019	Fiscal 2018	Fiscal 2017

Small Business & Self-Employed	52%	51%	50%
Consumer	41%	42%	42%
Strategic Partner	7%	7%	8%

Intuit Fiscal 2019 Form 10-K	5

Tables of Contents

Total international net revenue was less than 5% of consolidated total net revenue for fiscal 2019, fiscal 2018, and fiscal 2017.
For financial information about our reportable segments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and Note 13 to the financial statements in Item 8 of this Annual Report.
Small Business & Self-Employed
Our Small Business & Self-Employed segment serves small businesses and the self-employed around the world, and the accounting professionals who serve and advise them. Our offerings include QuickBooks financial and business management online services and desktop software, payroll and payment processing solutions, financial supplies, and financing for small businesses.
QuickBooks Online Services and Desktop Software. Our QuickBooks financial management solutions help small businesses, the self-employed, and accountants solve financial and compliance problems, make more money and reduce unnecessary work, while giving them complete confidence in their actions and decisions. Users can track income and expenses, create and send invoices and estimates, manage and pay bills, and review a variety of financial reports. In fiscal 2019 we introduced QuickBooks Live which enables our customers to obtain live bookkeeping advice from professionals. Our QuickBooks offerings are available either online or as desktop versions. Our online offerings can be accessed on mobile devices.
QuickBooks is built on an open platform, allowing third-party developers to create online and mobile applications that integrate with our offering. A growing number of companies offer applications built for our QuickBooks platform, including PayPal, Shopify, Square, and Bill.com.
In addition to our core QuickBooks offering, we also offer specific solutions for the following customer segments:

•
Enterprise. Our QuickBooks Enterprise and QuickBooks Online Advanced offerings are designed for small businesses with 10 to 100 employees that have more complex needs. QuickBooks Enterprise is available for download or on a disk and can also be provided as a hosted solution. This offering provides industry-specific reports and features for a range of industries, including Contractor, Manufacturing and Wholesale, Nonprofit, and Retail. QuickBooks Online Advanced is an online enterprise solution.

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

•
Accountants. QuickBooks Online Accountant and QuickBooks Accountant Desktop Plus are available to accounting professionals who use QuickBooks offerings and recommend them to their small business clients. These offerings provide the tools and file-sharing capabilities that accounting professionals need to efficiently complete bookkeeping and financial reporting tasks and to manage their practices. We also offer memberships to the QuickBooks ProAdvisor program, which provides access to QuickBooks Online Accountant, QuickBooks Accountant Desktop Plus, QuickBooks Desktop Enterprise Accountant, QuickBooks Point of Sale Desktop, technical support, training, product certification, marketing tools, and discounts on Intuit products and services purchased on behalf of clients.

Payroll Solutions. We offer two levels of payroll solutions that are sold on a subscription basis and seamlessly integrate with our QuickBooks Online and QuickBooks Desktop offerings. Our self-service payroll offerings include tools that allow our customers to perform payroll processing, direct deposit of employee paychecks, payroll reports, electronic payment of federal and state payroll taxes, and electronic filing of federal and state payroll tax forms. We also have our full-service payroll offerings, which provide comprehensive payroll services to QuickBooks customers who prefer not to perform payroll tasks themselves.
Payment Processing Solutions. Our full range of merchant services for small businesses includes credit card, debit card, and ACH payment services. In addition to transaction processing services, our broad support for our clients includes customer service, merchant and consumer collections, chargeback and retrieval support, and fraud and loss prevention screening. We also offer e-invoicing, which allows small businesses to email invoices directly from QuickBooks with a link that enables customers to instantly pay online or from their mobile device.
Financial Supplies. We offer a range of financial supplies designed for individuals and small businesses that use our QuickBooks offerings. These include standard paper checks and Secure Plus checks with CheckLock fraud protection features, a variety of stationery, tax forms and related supplies.
Financing for Small Businesses. We offer financing options for small businesses to help them get the capital they need to succeed. The financing process provides small businesses the ability to use their QuickBooks data to qualify to borrow capital.

Intuit Fiscal 2019 Form 10-K	6

Tables of Contents

Consumer
Our TurboTax products and services are designed to enable customers to prepare and file their own federal and state income tax returns quickly and accurately. They are designed to be easy to use, yet sophisticated enough for complex tax returns. These offerings are available either online or as desktop versions. Our online offerings can be accessed on mobile devices.
Tax Return Preparation Offerings. For the 2018 tax season, we offered a variety of commercial software products and filing services to meet the different needs of our customers, including those filing simple returns, those who itemize deductions, own investments or rental property, and small business owners. Customers can electronically file their federal and state income tax returns through our electronic filing service. We also offered TurboTax Live for customers seeking to obtain tax advice from professionals, as well as audit defense and audit support services. Our online tax preparation and filing services were offered through the websites of thousands of financial institutions, electronic retailers, and other online merchants. Financial institutions can offer our online tax preparation and filing services to their customers through a link to TurboTax Online. Our TurboTax U.S. and Canada offerings consist of desktop, online, and mobile offerings. In addition to our commercial product offerings, we are a member of the Free File Alliance, a consortium of private sector companies that has entered into an agreement with the federal government to provide free online federal tax preparation and filing services to eligible taxpayers, which the IRS then markets to consumers on an IRS website. See also “Competition – Consumer Segment” later in this Item 1 for more information on the Free File Alliance.
Personal Finance Offerings. Our consumer platform, including our Mint and Turbo offerings, is aimed at helping customers unlock smart money decisions by connecting them to financial products to help make ends meet. These offerings help customers understand and improve their financial lives by offering a view of their financial health, as well as access to credit scores and monitoring.
Strategic Partner
Our Strategic Partner segment includes our professional tax offerings and serves professional accountants in the U.S. and Canada, who are essential to both small business success and tax preparation and filing. Our professional tax offerings consist of Lacerte, ProSeries, ProFile and ProConnect Tax Online and enable accountants to accurately and efficiently complete and electronically file a full range of consumer, small business, and commercial federal and state tax returns. Lacerte is designed for full-service year-round accounting firms who handle more complex returns. ProSeries is designed for year-round tax practices handling moderately complex tax returns. ProConnect Tax Online is our cloud-based solution, which is designed for full-service year-round practices who prepare all forms of consumer and small business returns and integrates with our QuickBooks Online offerings. ProFile is our Canadian tax offering, which serves year-round full-service accounting firms for both consumer and business tax returns. We also offer a variety of tax-related services that complement the tax return preparation process including year-round document storage, collaboration services, e-signature, and bank products.

PRODUCT DEVELOPMENT
The markets for software and related services are characterized by rapid technological change, shifting customer needs and frequent new product introductions and enhancements. Continuous investment is required to innovate and develop new products and services as well as enhance existing offerings to be successful in these markets. Our product development efforts are more important than ever as we pursue our growth strategy.
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
We continue to make substantial investments in research and development, and we expect to focus our future research and development efforts on enhancing existing products and services with financial recommendations, personalization, and ease of use enabled by A.I. and other advanced technologies. We continue to focus on developing new products and services, including new mobile and global offerings, and significant research and development efforts for ongoing projects to update the technology platforms for several of our offerings.

Intuit Fiscal 2019 Form 10-K	7

Tables of Contents

SEASONALITY
Our Consumer and Strategic Partner offerings have a significant and distinct seasonal pattern as sales and revenue from our income tax preparation products and services are heavily concentrated in the period from November through April. This seasonal pattern results in higher net revenues during our second and third quarters ending January 31 and April 30, respectively. We expect the seasonality of our Consumer and Strategic Partner businesses to continue to have a significant impact on our quarterly financial results in the future.

MARKETING, SALES AND DISTRIBUTION CHANNELS
Markets
Our primary customers are consumers, small businesses, and the self-employed. We also provide specialized tax and accounting products to professional accountants, who are key partners to help us reach small business customers. The markets in which we compete have always been characterized by rapid technological change, shifting customer needs, and frequent new product introductions and enhancements by competitors. Over the past several years, the widespread usage of mobile devices and the explosion of social media have accelerated the pace of change and revolutionized the way that customers learn about, evaluate, and purchase products and services.
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
Sales and Distribution Channels
Multi-Channel Shop-and-Buy Experiences. Our customers use the web and mobile devices to research products and services. Some customers buy and use our products and services entirely online or through their mobile devices. Others research online but make their purchase at a retail location. Because many customers shop across multiple channels, we continue to coordinate our online, offline, and retail presence and promotions to support an integrated, multi-channel, shop-and-buy model. We also focus on cross-selling complementary Intuit and third-party offerings online and in-product.
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
Mobile Application Stores. We distribute many of our offerings for mobile devices through proprietary online stores that provide applications for specific devices. These include the Apple App Store and Google’s Play Store.
Retail and Other Channels. We sell our QuickBooks and TurboTax desktop software as well as payroll services at retail locations across the United States and on retailer websites. In Canada, we also rely on distributors and other third parties who sell products into the retail channel. We sell our products and services through selected alliance partners and accountants who help us reach new customers at the point of need and drive growth and market share by extending our online reach. These partners combine our products and services with value-added marketing, sales, and technical expertise to deliver a complete solution at the local level. As we expand our mobile and global offerings, we expect that strategic partnerships will become increasingly important to our business.

Intuit Fiscal 2019 Form 10-K	8

Tables of Contents

COMPETITION
Overview
We face intense competition in all of our businesses, both domestically and internationally. Competitive interest and expertise in many of the markets we serve have grown markedly over the past few years and we expect this trend to continue. Some of our existing competitors have significantly greater financial, technical and marketing resources than we do. In addition, the competitive landscape can shift rapidly as new companies enter and existing companies expand their businesses to include the markets in which we compete. This is particularly true for online and mobile products and services, where the barriers to entry are lower than they are for desktop software products and services. To attract customers, many online and mobile competitors are offering free or low-priced products which we must take into account in our pricing strategies.
Given the breadth of the products and services that we offer as a global technology company, we compete with the offerings from a variety of companies across a range of industries. Our most obvious competition comes from other companies that currently offer technology solutions similar to ours. In our Small Business & Self-Employed segment, we face competition from a variety of companies that provide products or services to address the problems that we help our customers to solve, including getting paid faster, paying their employees, accessing capital and ensuring their books are done right. Our Consumer segment competes with companies that offer products and services to help customers file their taxes, better manage their money and reduce their debt. We may also face competition from companies with platforms that could be developed to offer competing technology solutions to any of the problems that our customers may face, such as Facebook, Amazon and Google. In addition, for many of our products and services, other competitive alternatives for customers are third-party service providers such as professional accountants and seasonal tax preparation businesses. Manual tools and processes, or general-purpose software, are also important competitive alternatives. In some cases, a competitor in one of our segments may be our partner in another one of our segments. In other cases, a company may compete with us in more than one of our segments.
Competition Specific to Segments
Small Business & Self-Employed Segment. QuickBooks is the leading small business financial management software in the U.S. Small businesses often look to several companies to address their problems. Therefore, our small business products and services face competitive challenges from a variety of companies that provide products or services that address one or more of their problems. We compete to help small businesses get their books right with The Sage Group plc, Xero and FreshBooks, among others, which offer software and associated services as well as online accounting offerings that directly serve small business customers. For small businesses with more complex financial management needs, our competitors include The Sage Group plc’s Intacct offering and Microsoft Dynamics. We also compete with free or low-cost online accounting offerings, and free online banking and bill payment services offered by financial institutions and others. In our payroll business we compete directly with Automatic Data Processing, Inc. (ADP), Paychex, Gusto, and many other companies that help small businesses to pay their employees. In our merchant services business we help our customers get paid faster and compete directly with large financial institutions such as Wells Fargo, JP Morgan Chase, and Bank of America and with many payment processors, including First Data Corporation, Elavon, Global Payments, Fidelity National Information Services, PayPal, and Square. Our QuickBooks Capital offering, which helps small businesses to access capital, competes with a range of lending enterprises, including large financial institutions, such as the ones listed above, fintech companies, such as BlueVine and Kabbage, and others.
Consumer Segment. In our Consumer segment, we compete to help our customers to file their taxes. Our future growth depends on our ability to attract new customers to the self-preparation tax category and to our assisted offering, TurboTax Live, from tax stores and other tax preparers. In the U.S. private sector we face intense competition from H&R Block, which provides tax preparation services in its stores and a competing software offering. We also face competition from several other large tax preparation service providers, from a myriad of small tax preparers, and from numerous online self-preparation offerings, including Free Tax USA, TaxSlayer, Blucora’s TaxAct and Credit Karma. Some of these competitors are offering electronic tax preparation and filing services at no cost to individual taxpayers. In Canada, our TurboTax Canada offerings face competition from H&R Block, SimpleTax, StudioTax, and UFile, among others. These competing offerings subject us to significant price pressure in both the U.S. and Canada.
We also face competitive challenges from government entities that offer publicly funded electronic tax preparation and filing services with no fees to individual taxpayers.
We are a member of the Free File Alliance, a consortium of private sector companies that has entered into an agreement with the federal government. Under this agreement, the member companies provide online federal tax preparation and filing services to eligible users at no cost to the government or individual users separate and apart from the member companies’ commercial free offerings, which the IRS then markets to consumers on an IRS website. Approximately 22 states and the District of Columbia have also adopted Free File Alliance public-private agreements while approximately 19 other states offer some form of direct government tax preparation and filing services with no fees to qualified taxpayers. We continue to actively work with others in the private and public sectors to advance the goals of the Free File Alliance policy initiative and to support successful public-private partnerships that reinforce the voluntary compliance tax system. However, future administrative, regulatory, or legislative activity in this area could seek to replace the voluntary compliance tax system with return preparation by government agencies which could harm our Consumer business.

Intuit Fiscal 2019 Form 10-K	9

Tables of Contents

We also compete with numerous personal financial management companies, such as Credit Karma, Nerdwallet and Credit Sesame, and large financial institutions to help our customers better manage their money and reduce their debt.
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
We offer free self-help information through our technical support websites for our QuickBooks, TurboTax and professional tax offerings. Customers can also use our websites to find answers to commonly asked questions and check on the status of orders. Under certain paid support plans, customers can also use our websites to receive product updates electronically. Support alternatives and fees vary by product. We also sponsor online user communities where consumers can share knowledge and product advice with each other.

MANUFACTURING AND DISTRIBUTION
Online Products and Services
Our online offerings include QuickBooks Online, online payroll services, merchant payment processing services, TurboTax Online, ProConnect Tax Online, consumer and professional electronic tax filing services, Mint, and Turbo. We continue to execute on a multi-year plan to transition the systems, networks and databases required to operate these online offerings to public cloud providers, such as Amazon Web Services (AWS). Currently, most of our core online offerings are using AWS. The remaining online offerings are housed in data centers located in geographically diverse locations.
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
For retail manufacturing and distribution, we have agreements with Arvato Digital Services, Inc. (Arvato), a division of Bertelsmann AG, under which Arvato provides a majority of the manufacturing volume for our launches of QuickBooks and TurboTax and day-to-day replenishment after product launches, as well as our retail distribution logistics. Arvato also provides most of the manufacturing volume and distribution services for our direct desktop software orders. Arvato has operations in multiple locations that can provide redundancy if necessary. Our model for product delivery for retail launches and replenishment is a hybrid of direct to store deliveries and shipments to central warehouse locations. This allows improved inventory management by our retailers. We also ship products for many of our smaller retail customers through distributors.

Intuit Fiscal 2019 Form 10-K	10

Tables of Contents

Customers typically receive desktop software electronically. However, when physical product is ordered, we typically ship the physical product within a few days of receiving an order and backlog is minimal.

PRIVACY AND SECURITY OF CUSTOMER AND WORKFORCE INFORMATION AND TRANSACTIONS
We are stewards of our customers’ data and have designed data stewardship principles to align our organization in collecting, using and protecting such information. As we believe strongly in being good stewards of our customers’ data, we operate our program to comply with laws and regulations that regulate our use and protection of customers’ personal information, including, for example, laws with respect to financial services and the handling of tax data. We have established guidelines and practices to help ensure that customers and members of our workforce are aware of, and can control, how we use information about them. We also use privacy statements to provide notice to customers of our privacy practices, as well as provide them the opportunity to furnish instructions with respect to use of their personal information. We participate in industry groups whose purpose is to develop or shape industry best practices, and to inform public policy for privacy and security.
We use security safeguards to help protect the systems and the information that customers and members of our workforce give to us from loss, misuse and unauthorized alteration. We use technical, logical and procedural measures, such as multi-factor authentication, which are designed to help detect and prevent fraud and misuse of customer information. Whenever customers transmit sensitive information to us, such as credit card information or tax return data, through one of our websites or products, we follow current industry standards to encrypt the data as it is transmitted to us, and when we store it at rest. We routinely patch our systems with security updates and we work to protect our systems from unauthorized internal or external access using numerous commercially available computer security products as well as internally developed security procedures and practices.

GOVERNMENT REGULATION
Our Consumer and Strategic Partner segments are subject to federal, state and international government requirements, including regulations related to the electronic filing of tax returns, the provision of tax preparer assistance, and the use and disclosure of customer information. In addition, our Small Business & Self-Employed segment offers products and services to small businesses and consumers, such as payroll, payments, and financing, which are also subject to certain regulatory requirements.

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

EMPLOYEES
As of July 31, 2019, we had approximately 9,400 employees in offices in the United States, Canada, India, the United Kingdom, Israel, Australia and other locations. We also employed on average approximately 2,000 seasonal and contract employees during the second and third quarters of our fiscal years to support our Consumer segment customers. We refer to our full-time, part-time, seasonal and contract employees collectively as our workforce. We believe our future success and growth will depend on our ability to attract and retain a qualified workforce in all areas of our business. We do not currently have any collective bargaining agreements with our employees, and we believe workforce relations are generally good. Although we have employment-related agreements with a number of key employees, these agreements do not guarantee continued service. We believe we offer competitive compensation and a good working environment. We were named one of

Intuit Fiscal 2019 Form 10-K	11

Tables of Contents

Fortune magazine’s “100 Best Companies to Work For” in each of the last eighteen years. However, we face intense competition for qualified workers, and we expect to face continuing challenges in recruiting and retention.

Intuit Fiscal 2019 Form 10-K	12

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
We also face competition from companies with a variety of business models, including increased competition from providers of free offerings, particularly in our tax, accounting, and payments businesses. In order to compete, we have also introduced free offerings in several categories, but we may not be able to attract customers as effectively as competitors with different business models. In addition, other providers of free offerings may provide features that we do not offer and customers who have formerly paid for Intuit’s products and services may elect to use our competitors’ free offerings instead. These competitive factors may diminish our revenue and profitability, and harm our ability to acquire and retain customers.
Our consumer tax business also faces significant potential competition from the public sector, where we face the risk of federal and state taxing authorities proposing revenue raising strategies that involve developing and providing government tax software or other government return preparation systems at public expense. These or similar programs may be introduced or expanded in the future, which may change the voluntary compliance tax system in ways that could cause us to lose customers and revenue. The IRS Free File Program is currently the sole means by which the IRS offers tax software to taxpayers, and as part of the program the IRS has agreed it will not offer a duplicative or competing service. Under this program, the IRS has worked with private industry to provide more than 56 million free returns since 2003, utilizing donated private sector tax software and e-filing services for low and middle income taxpayers at no cost to the government or individual users. However, its continuation depends on a number of factors, including increasing public awareness of and access to the free program, as well as continued government support. The current agreement is scheduled to expire in October 2021. Recently, we have become the subject of certain lawsuits and regulatory inquiries relating to the provision and marketing of the product that we offer under the IRS Free File Program. While we believe that the allegations in these proceedings are without merit, the proceedings may decrease the government’s support of such program and increase the likelihood that such program is terminated. If the Free File Program were to be terminated and the IRS were to enter the software development and return preparation space, the federal government would become a publicly funded direct competitor of the U.S. tax services industry and of Intuit. Government funded services that curtail or eliminate the role of taxpayers in preparing their own taxes could potentially have material and adverse revenue implications.
Future revenue growth depends upon our ability to adapt to technological change as well as global trends in the way customers access software offerings and successfully introduce new and enhanced products, services and business models.
We operate in industries that are characterized by rapidly changing technology, evolving industry standards and frequent new product introductions. We must continue to innovate and develop new products and features to meet changing customer needs and attract and retain talented software developers. We need to continue to develop our skills, tools and capabilities to capitalize on existing and emerging technologies, which requires us to devote significant resources.
Our consumer and professional tax businesses depend significantly on revenue from customers who return each year to use our updated tax preparation and filing software and services. As our existing products mature, encouraging customers to purchase product upgrades becomes more challenging unless new product releases provide features and functionality that have meaningful incremental value. We also provide additional customer benefits by utilizing customer data available to us through our existing offerings. If we are not able to develop and clearly demonstrate the value of new or upgraded products or services to our customers, or effectively utilize our customers’ data to provide them with value, our revenues may be harmed. In addition, as we continue to introduce and expand our new business models, including offerings that are free to end

Intuit Fiscal 2019 Form 10-K	13

Tables of Contents

users, our customers may not perceive value in the additional benefits and services we offer beyond our free offering and may choose not to pay for those additional benefits or we may be unsuccessful in increasing customer adoption of these offerings or our risk profile may change, resulting in loss of revenue.
We have devoted significant resources to develop products and services for users of mobile devices, but the versions of our products and services developed for these devices may not be compelling to users. Even if we are able to attract new users through these mobile offerings, the amount of revenue that we derive per user from mobile offerings may be less than the revenue that we have historically derived from users of personal computers. As new devices and new platforms are continually being released, it is difficult to predict the problems we may encounter in developing versions of our products and services for use on mobile devices and we may need to devote significant resources to the creation, support, and maintenance of such offerings. If we are slow to develop products and technologies that are compatible with mobile devices, or if our competitors are able to achieve those results more quickly than us, we will fail to capture a significant share of an increasingly important portion of the market for online services, which could adversely affect our business. Further, legislation or regulatory changes may mandate changes in our products that make them less attractive to users.
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
Developing and maintaining awareness of our brands is critical to achieving widespread acceptance of our existing and future products and services and is an important element in attracting new customers. Adverse publicity (whether or not justified) relating to events or activities attributed to us, members of our workforce, agents, third parties we rely on, or our users, may tarnish our reputation and reduce the value of our brands. Our brand value also depends on our ability to provide secure and trustworthy products and services as well as our ability to protect and use our customers’ data in a manner that meets their

Intuit Fiscal 2019 Form 10-K	14

Tables of Contents

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
We have divested and may in the future divest certain assets or businesses that no longer fit with our strategic direction or growth targets. Divestitures involve significant risks and uncertainties, including:

•	inability to find potential buyers on favorable terms;

•	failure to effectively transfer liabilities, contracts, facilities and employees to buyers;

•	requirements that we retain or indemnify buyers against certain liabilities and obligations;

•	the possibility that we will become subject to third-party claims arising out of such divestiture;

•	challenges in identifying and separating the intellectual property and data to be divested from the intellectual property and data that we wish to retain;

•	inability to reduce fixed costs previously associated with the divested assets or business;

•	challenges in collecting the proceeds from any divestiture;

•	disruption of our ongoing business and distraction of management;

•	loss of key employees who leave us as a result of a divestiture; and

•
if customers or partners of the divested business do not receive the same level of service from the new owners, our other businesses may be adversely affected, to the extent that these customers or partners also purchase other products offered by us or otherwise conduct business with our retained business.

In addition, any acquisition or divestiture that we announce may not be completed if closing conditions are not satisfied. Because acquisitions and divestitures are inherently risky, our transactions may not be successful and may, in some cases, harm our operating results or financial condition. Although we typically fund our acquisitions through cash available from operations, if we were to use debt to fund acquisitions or for other purposes, our interest expense and leverage would increase significantly, and if we were to issue equity securities as consideration in an acquisition, current shareholders’ percentage ownership and earnings per share would be diluted.
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

Intuit Fiscal 2019 Form 10-K	15

Tables of Contents

Security incidents, improper access to or disclosure of our data or customers’ data, or other cyberattacks on our systems could harm our reputation and adversely affect our business.
We host, collect, use and retain large amounts of sensitive and personal customer and workforce data, including credit card information, tax return information, bank account numbers, login credentials and passwords, personal and business financial data and transactions data, social security numbers and payroll information, as well as our confidential, nonpublic business information. We use commercially available security technologies and security and business controls to limit access to and use of such sensitive data. Although we expend significant resources to create security protections designed to shield this data against potential theft and security breaches, such measures cannot provide absolute security.
Our technologies, systems, and networks have been subject to, and are likely to continue to be the target of, cyberattacks, computer viruses, worms, social engineering, malicious software programs, insider threats, and other cybersecurity incidents that could result in the unauthorized release, gathering, monitoring, use, loss or destruction of sensitive and personal data of our customers and members of our workforce, or Intuit's sensitive business data or cause temporary or sustained unavailability of our software and systems. These types of attacks can be made by individuals, groups of hackers, and sophisticated organizations including state-sponsored organizations or nation-states themselves. Customers who fail to update their systems, continue to run software that we no longer support or that fail to install security patches on a timely basis create vulnerabilities and make it more difficult for us to detect and prevent these kinds of attacks. We are increasingly incorporating open source software into our products. There may be vulnerabilities in open source software that make it susceptible to cyberattacks. In addition, because the techniques used to obtain unauthorized access to sensitive information change frequently, and are becoming more sophisticated and are often not able to be detected until after a successful attack, we may be unable to anticipate these techniques or implement adequate preventive measures. Although this is an industry-wide problem that affects software and hardware across platforms, it may increasingly affect our offerings because cyber-criminals tend to focus their efforts on well-known offerings that are popular among customers and hold sensitive information and we expect them to continue to do so.
Further, the security measures that we implement may not be able to prevent unauthorized access to our products and our customers’ account data. Third parties may fraudulently induce members of our workforce, customers, or users by social engineering means, such as email phishing, to disclose sensitive information in order to gain access to our systems. It is also possible that unauthorized access to or disclosure of customer data may occur due to inadequate use of security controls by our customers or members of our workforce. Accounts created with weak or recycled passwords could allow cyberattackers to gain access to customer data. Unauthorized persons could gain access to customer accounts if customers do not maintain effective access controls of their systems and software.
Criminals may also use stolen identity information obtained outside of our systems to gain unauthorized access to our customers’ data. We have experienced such instances in the past and as the accessibility of stolen identity information increases, generally, we may experience further instances of unauthorized access to our systems through the use of stolen identity information of our customers or members of our workforce in the future. Further, our customers may choose to use the same user ID and password across multiple products and services unrelated to our products. Such customers’ login credentials may be stolen from products offered by third-party service providers unrelated to us and the stolen identity information may be used by a malicious third party to access our products, which could result in disclosure of confidential information.
Our efforts to protect data may also be unsuccessful due to software bugs (whether open source or proprietary code), break-ins, workforce member error or other threats that evolve.
Further, because we have created an ecosystem where customers can have one identity across multiple Intuit products, a security incident may give access to increased amounts of customer data. This may result in disclosure of confidential information, loss of customer confidence in our products, possible litigation, material harm to our reputation and financial condition, disruption of our or our customers’ business operations and a decline in our stock price. From time to time, we detect, or receive notices from customers or public or private agencies that they have detected, actual or perceived vulnerabilities in our servers, our software or third-party software components that are distributed with our products or fraudulent activity by unauthorized persons utilizing our products with stolen customer identity information. The existence of such vulnerabilities or fraudulent activity, even if they do not result in a security breach, may undermine customer confidence as well as the confidence of government agencies that regulate our offerings. Such perceived vulnerabilities could also seriously harm our business by tarnishing our reputation and brand and/or limiting the adoption of our products and services and could cause our stock price to decline.
A cybersecurity incident affecting the third parties we rely on could expose us or our customers to a risk of loss or misuse of confidential information and significantly damage our reputation.
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

Intuit Fiscal 2019 Form 10-K	16

Tables of Contents

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
The continued occurrence of cyberattacks and data breaches on governments, businesses and consumers in general indicates that we operate in an external environment where cyberattacks and data breaches are becoming increasingly common. If the global cybersecurity environment worsens, and there are increased instances of security breaches of third-party offerings where consumers’ data and sensitive information is compromised, consumers may be less willing to use online offerings, particularly offerings like ours in which customers often share sensitive financial data. In addition, the increased availability of data obtained as a result of breaches of third-party offerings could make our own products more vulnerable to fraudulent activity. Even if our products are not affected directly by such incidents, any such incident could damage our reputation and deter current and potential customers from adopting our products and services or lead customers to cease using online and connected software products to transact financial business altogether.
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
Our operations process a significant volume and dollar value of transactions on a daily basis, especially in our payroll and payments businesses. Despite our efforts to ensure that effective processing systems and controls are in place to handle transactions appropriately, it is possible that we may make errors or that funds may be misappropriated due to fraud. The likelihood of any such error or misappropriation may increase as we accelerate the speed at which we process transactions. The systems supporting our business are comprised of multiple technology platforms that are sometimes difficult to scale. If we are unable to effectively manage our systems and processes, or if there is an error in our products, we may be unable to process customer data in an accurate, reliable and timely manner, which may harm our reputation, the willingness of customers to use our products, and our financial results. In our payments processing service business, if merchants for whom we process payment transactions are unable to pay refunds due to their customers in connection with disputed or fraudulent merchant transactions, we may be required to pay those amounts and our payments may exceed the amount of the customer reserves we have established to make such payments.
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

Intuit Fiscal 2019 Form 10-K	17

Tables of Contents

external service providers, including, for example, third-party Internet-based or cloud computing services. We do not have redundancy for all of our systems, and our disaster recovery planning may not account for all eventualities. We have designed a significant portion of our software and computer systems to utilize data processing and storage capabilities provided by public cloud providers, such as Amazon Web Services. If any public cloud service that we use is unavailable to us for any reason, our customers may not be able to access certain of our cloud products or features, which could significantly impact our operations, business, and financial results.
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
Our growth is increasingly dependent on the strength of our business relationships and our ability to continue to develop, manage and maintain new and existing relationships with third-party partners. We rely on various third-party partners, including software and service providers, suppliers, vendors, manufacturers, distributors, accountants, contractors, financial institutions, core processors, licensing partners and development partners, among others, in many areas of our business in order to deliver our offerings and operate our business. We also rely on third parties to support the operation of our business by maintaining our physical facilities, equipment, power systems and infrastructure. In certain instances, these third-party relationships are sole source or limited source relationships and can be difficult to replace or substitute depending on the level of integration of the third party’s products or services into, or with, our offerings and/or the general availability of such third party’s products and services. In addition, there may be few or no alternative third-party providers or vendors in the market. Further, there can be no assurance that we will be able to adequately retain third-party contractors engaged to help us operate our business. The failure of third parties to provide acceptable and high quality products, services and technologies or to update their products, services and technologies may result in a disruption to our business operations and our customers, which may reduce our revenues and profits, cause us to lose customers and damage our reputation. Alternative arrangements and services may not be available to us on commercially reasonable terms or at all, or we may experience business interruptions upon a transition to an alternative partner.

Intuit Fiscal 2019 Form 10-K	18

Tables of Contents

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
If we experience significant product accuracy or quality problems or delays in product launches, it may harm our revenue, earnings and reputation.
All of our tax products and many of our non-tax products have rigid development timetables that increase the risk of errors in our products and the risk of launch delays. Our tax preparation software product development cycle is particularly challenging due to the need to incorporate unpredictable and potentially late tax law and tax form changes each year and because our customers expect high levels of accuracy and a timely launch of these products to prepare and file their taxes by the tax filing deadline. Due to the complexity of our products and the condensed development cycles under which we operate, our products may contain errors that could unexpectedly interfere with the operation of the software or result in incorrect calculations. The complexity of the tax laws on which our products are based may also make it difficult for us to consistently deliver offerings that contain the features, functionality and level of accuracy that our customers expect. When we encounter problems we may be required to modify our code, work with state tax administrators to communicate with affected customers, assist customers with amendments, distribute patches to customers who have already purchased the product and recall or repackage existing product inventory in our distribution channels. If we encounter development challenges or discover errors in our products either late in our development cycle or after release it may cause us to delay our product launch date or suspend product availability until such issues can be fixed. Any major defects, launch delays or product suspensions may lead to loss of customers and revenue, negative publicity, customer and employee dissatisfaction, reduced retailer shelf space and promotions, and increased operating expenses, such as inventory replacement costs, legal fees or other payments, including those resulting from our accuracy guarantee in our tax preparation products. For example, an error in our tax products could cause a compliance error for taxpayers, including the over or underpayment of their federal or state tax liability. While our accuracy guarantee commits us to reimburse penalties and interest paid by customers due solely to calculation errors in our tax preparation products, such errors may result in additional burdens on third parties that we may need to address or that may cause us to suspend the availability of our products until such errors are addressed. This could also affect our reputation, the willingness of customers to use our products, and our financial results. Further, as we develop our platform to connect people to experts, such as connecting TurboTax customers with tax experts through our TurboTax Live offering, or connecting QuickBooks customers with bookkeepers through our QuickBooks Live offering, we face the risk that these experts may provide advice that is erroneous, ineffective or otherwise unsuitable. Any such deficiency in the advice given by these experts may cause harm to our customers, a loss of customer confidence in our offerings or harm to our reputation or financial results.
Our international operations are subject to increased risks which may harm our business, operating results, and financial condition.
In addition to uncertainty about our ability to generate revenues from our foreign operations and expand into international markets, there are risks inherent in doing business internationally, including:

Intuit Fiscal 2019 Form 10-K	19

Tables of Contents

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

•
compliance with the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act, and laws and regulations of other jurisdictions prohibiting corrupt payments to government officials and other third parties;

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
The Company is subject to federal, state, local and international laws and regulations that affect the Company’s activities, including, without limitation, areas of labor, advertising, tax, financial services, data privacy and security, electronic funds transfer, money transmission, lending, digital content, consumer protection, real estate, billing, e-commerce, promotions, quality of services, intellectual property ownership and infringement, import and export requirements, anti-corruption, foreign exchange controls and cash repatriation restrictions, anti-competition, environmental, health and safety, and other regulated activities. There have been significant new regulations and heightened focus by the government on many of these areas, as well as in areas such as insurance and privacy. As we expand our products and services and revise our business models, both domestically and internationally, we may become subject to additional government regulation or increased regulatory scrutiny. Further, regulators (both in the U.S. and in other jurisdictions in which we operate) may adopt new laws or regulations, change existing regulations, or their interpretation of existing laws or regulations may differ from ours.
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

Intuit Fiscal 2019 Form 10-K	20

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

Intuit Fiscal 2019 Form 10-K	21

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
FINANCIAL RISKS
Financial risks relate to our ability to meet financial obligations and mitigate exposure to financial impacts to our businesses or our offerings. Financial risks arise from the following: seasonality; excessive subscription cancellations and product returns; unanticipated changes in income tax rates; adverse global macro-economic conditions; credit risks; fluctuations in our net income; indebtedness; and the fluctuation of our stock price.
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
Our future effective income tax rates may be favorably or unfavorably affected by unanticipated changes in the valuation of our deferred tax assets and liabilities, by changes in our stock price, or by changes in tax laws or their interpretation. Foreign governments may enact tax laws that could result in further changes to global taxation and materially affect our financial position and results of operations. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. These continuous examinations may result in unforeseen tax-related liabilities, which may harm our future financial results.

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

Intuit Fiscal 2019 Form 10-K	22

Tables of Contents

their obligations to us, which could increase our credit risk exposure and cause delays in our recognition of revenue or future sales to these customers. Any of these events could harm our business and our future financial results.

We provide capital to small businesses, which exposes us to certain risk, and may cause us material financial or reputational harm.
We provide capital to qualified small businesses, which exposes us to the risk of our borrowers’ inability to repay such loans. We have also entered into credit arrangements with financial institutions to obtain the capital we provide under this offering. Any termination or interruption in the financial institutions’ ability to lend to us could interrupt our ability to provide capital to qualified small businesses. Further, our credit decisioning, pricing, loss forecasting and scoring models used to evaluate loan applications may contain errors or may not adequately assess creditworthiness of our borrowers, or may be otherwise ineffective, resulting in incorrect approvals or denials of loans. It is also possible that loan applicants could provide false or incorrect information. While we have not incurred any material losses to date, if any of the foregoing events were to occur, our reputation and relationships with borrowers, and our financial results, could be harmed.
Amortization of acquired intangible assets and impairment charges may cause significant fluctuation in our net income.
Our acquisitions have resulted in significant expenses, including amortization and impairment of acquired technology and other acquired intangible assets, and impairment of goodwill. Total costs and expenses in these categories were $26 million in fiscal 2019; $21 million in fiscal 2018; and $14 million in fiscal 2017. Although under current accounting rules goodwill is not amortized, we may incur impairment charges related to the goodwill already recorded and to goodwill arising out of future acquisitions. We test the impairment of goodwill annually in our fourth fiscal quarter or more frequently if indicators of impairment arise. The timing of the formal annual test may result in charges to our statement of operations in our fourth fiscal quarter that may not have been reasonably foreseen in prior periods. At July 31, 2019, we had $1.7 billion in goodwill and $54 million in net acquired intangible assets on our consolidated balance sheet, both of which may be subject to impairment charges in the future. New acquisitions, and any impairment of the value of acquired intangible assets, may have a significant negative impact on our future financial results.
We have incurred indebtedness and may incur other debt in the future, which may adversely affect our financial condition and future financial results.
As of July 31, 2019, we had an aggregate of $436 million of indebtedness outstanding under our credit facilities. We may incur additional debt in the future.
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

Intuit Fiscal 2019 Form 10-K	23

Tables of Contents

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

ITEM 1B - UNRESOLVED STAFF COMMENTS
None.

ITEM 2 - PROPERTIES
Our principal locations, their purposes, and the expiration dates for the leases on facilities at those locations as of July 31, 2019 are shown in the table below. We have renewal options on many of our leases.

Location	Purpose	Approximate Square Feet	Principal Lease Expiration Dates

Mountain View, California	Corporate headquarters and principal offices for Small Business & Self-Employed segment	487,000	2024 - 2026
Mountain View, California	Corporate headquarters and principal offices for Small Business & Self-Employed segment	225,000	Owned
San Diego, California	Principal offices for Consumer segment	466,000	Owned
Bangalore, India	Principal offices for Intuit India	434,000	2020 - 2022
Plano, Texas	Principal offices for Strategic Partner segment and data center	166,000	2026
We also lease or own facilities in a number of domestic locations and lease facilities internationally in Canada, the United Kingdom, Australia, Israel, and several other locations. We believe our facilities are suitable and adequate for our current and near-term needs, and that we will be able to locate additional facilities as needed. See Note 8 to the financial statements in Item 8 of this Annual Report for more information about our lease commitments.

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
Beginning in May 2019, various lawsuits were filed and certain regulatory inquiries were commenced in connection with our provision and marketing of free online tax preparation programs. We believe that the allegations contained within these lawsuits are without merit. We intend to vigorously defend against the lawsuits and cooperate in the investigations.
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

Intuit Fiscal 2019 Form 10-K	24

Tables of Contents

regardless of outcome, litigation can have an adverse impact on Intuit because of defense costs, negative publicity, diversion of management resources and other factors.

ITEM 4 - MINE SAFETY DISCLOSURES
None.

Intuit Fiscal 2019 Form 10-K	25

Tables of Contents

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information for Common Stock
Intuit’s common stock is quoted on the Nasdaq Global Select Market under the symbol “INTU.”
Stockholders
As of August 23, 2019 we had approximately 415 record holders and approximately 340,000 beneficial holders of our common stock.
Dividends
We declared cash dividends that totaled $1.88 per share of outstanding common stock or $500 million during fiscal 2019 and $1.56 per share of outstanding common stock or $407 million during fiscal 2018. In August 2019 our Board of Directors declared a quarterly cash dividend of $0.53 per share of outstanding common stock payable on October 18, 2019 to stockholders of record at the close of business on October 10, 2019. We currently expect to continue to pay comparable cash dividends on a quarterly basis in the future; however, future declarations of dividends and the establishment of future record dates and payment dates are subject to the final determination of our Board of Directors.
Recent Sales of Unregistered Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Stock repurchase activity during the three months ended July 31, 2019 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans

May 1, 2019 through May 31, 2019	195,800	$246.14	195,800	$2,788,110,001
June 1, 2019 through June 30, 2019	178,000	$257.01	178,000	$2,742,361,439
July 1, 2019 through July 31, 2019	195,800	$276.96	195,800	$2,688,133,406
Total	569,600	$260.13	569,600
Note: All of the shares purchased during the three months ended July 31, 2019 were purchased under a plan we announced on August 19, 2016 pursuant to which we are authorized to repurchase up to $2 billion of our common stock. On August 21, 2018, our Board approved a new stock repurchase program under which we are authorized to repurchase up to an additional $2 billion of our common stock. At July 31, 2019, authorization from our Board of Directors to expend up to $2.7 billion remained available under these plans.

Intuit Fiscal 2019 Form 10-K	26

Tables of Contents

Company Stock Price Performance
The graph below compares the cumulative total stockholder return on Intuit common stock for the last five full fiscal years with the cumulative total returns on the S&P 500 Index and the Morgan Stanley Technology Index for the same period. The graph assumes that $100 was invested in Intuit common stock and in each of the other indices on July 31, 2014 and that all dividends were reinvested. The comparisons in the graph below are based on historical data – with Intuit common stock prices based on the closing price on the dates indicated – and are not intended to forecast the possible future performance of Intuit’s common stock.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Intuit Inc., the S&P 500 Index,
and Morgan Stanley Technology Index
*$100 invested on 07/31/14 in stock or index, including reinvestments of dividends.
Fiscal year ending July 31.

Copyright© 2019 Standard and Poor’s, a division of S&P Global. All rights reserved.

	July 31, 2014	July 31, 2015	July 31, 2016	July 31, 2017	July 31, 2018	July 31, 2019
Intuit Inc.	$100.00	$130.43	$138.51	$173.22	$260.23	$356.17
S&P 500	$100.00	$111.21	$117.45	$136.29	$158.43	$171.08
Morgan Stanley Technology Index	$100.00	$112.47	$125.98	$161.01	$212.39	$238.62

Intuit Fiscal 2019 Form 10-K	27

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
The consolidated statement of operations data for fiscal 2019, 2018 and 2017, and the consolidated balance sheet data as of July 31, 2019, 2018 and 2017 reflect the full retrospective application of ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” See Note 1 in Item 8 of this Annual Report for more information. The consolidated statement of operations data for fiscal 2016 and 2015 and the consolidated balance sheet data as of July 31, 2016 and 2015 do not reflect the adoption of ASU 2014-09 and continue to be reported under the standards in effect for those periods.
In fiscal 2019, fiscal 2018, and fiscal 2015 we acquired several companies and we have included the results of operations for each of them in our consolidated results of operations from their respective dates of acquisition.
In fiscal 2016 we completed the sales of our Demandforce, QuickBase, and Quicken businesses. We accounted for all of these businesses as discontinued operations and have therefore included their results on our consolidated statements of operations for fiscal 2016 and fiscal 2015 to reflect them as such. Our consolidated balance sheet for fiscal 2015 reflects Demandforce, QuickBase, and Quicken as discontinued operations.
To better understand the information in these tables, investors should read “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Annual Report, and the financial statements and related notes in Item 8 of this Annual Report.

Consolidated Statement of Operations Data	Fiscal
(In millions, except per share amounts)	2019	2018	2017	2016	2015

Total net revenue	$6,784	$6,025	$5,196	$4,694	$4,192
Total costs and expenses	4,930	4,465	3,778	3,452	3,454
Operating income from continuing operations	1,854	1,560	1,418	1,242	738

Total share-based compensation expense included in total costs and expenses	401	382	326	278	242

Net income from continuing operations	1,557	1,329	985	806	413
Net income (loss) from discontinued operations	—	—	—	173	(48)
Net income	1,557	1,329	985	979	365

Net income per common share:
Basic net income per share from continuing operations	$5.99	$5.18	$3.83	$3.08	$1.47
Basic net income (loss) per share from discontinued operations	—	—	—	0.65	(0.17)
Basic net income per share	$5.99	$5.18	$3.83	$3.73	$1.30

Diluted net income per share from continuing operations	$5.89	$5.09	$3.78	$3.04	$1.45
Diluted net income (loss) per share from discontinued operations	—	—	—	0.65	(0.17)
Diluted net income per share	$5.89	$5.09	$3.78	$3.69	$1.28

Dividends declared per common share	$1.88	$1.56	$1.36	$1.20	$1.00

Intuit Fiscal 2019 Form 10-K	28

Tables of Contents

Consolidated Balance Sheet Data	At July 31,
(In millions)	2019	2018	2017	2016	2015

Cash, cash equivalents and investments	$2,740	$1,716	$777	$1,080	$1,697
Working capital (deficit)	1,628	679	(205)	(637)	816
Total assets	6,283	5,134	3,977	4,250	4,968
Short-term debt	50	50	50	512	—
Long-term debt	386	388	438	488	500
Long-term deferred income tax liabilities	37	68	78	7	50
Other long-term obligations (1)	145	119	124	343	274
Total stockholders’ equity	3,749	2,816	1,699	1,161	2,332
(1) Upon adoption of ASU 2014-09, other long-term obligations includes long-term deferred revenue. The balances as of July 31, 2016 and 2015 conform to this presentation, but as noted above do not reflect the adoption of ASU 2014-09.

Intuit Fiscal 2019 Form 10-K	29

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
Effective August 1, 2018, we adopted the requirements of Accounting Standards Update (ASU) 2014-09, “Revenue from Contracts with Customers (Topic 606)” and ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash.” All prior period amounts have been restated to comply with these standards. See Note 1 in Item 8 of this Annual Report for more information.
In fiscal 2018 and fiscal 2019 we acquired several companies including TSheets.com LLC, Exactor, Inc., and Applatix, Inc. We have included their results of operations in our consolidated results of operations from their respective dates of acquisition. See Note 6 in Item 8 of this Annual Report for more information.

EXECUTIVE OVERVIEW
This overview provides a high level discussion of our operating results and some of the trends that affect our business. We believe that an understanding of these trends is important in order to understand our financial results for fiscal 2019 as well as our future prospects. This summary is not intended to be exhaustive, nor is it a substitute for the detailed discussion and analysis provided elsewhere in this Annual Report on Form 10-K.

Industry Trends and Seasonality
Industry Trends
A.I. is transforming multiple industries, including financial technology. Disruptive start-ups, emerging ecosystems and mega-platforms are harnessing new technology to create personalized experiences, deliver data-driven insights and increase speed of service. These shifts are creating a more dynamic and highly competitive environment where customer expectations are shifting around the world as more services become digitized and the array of choices continues to increase.
Seasonality
Our Consumer and Strategic Partner offerings have a significant and distinct seasonal pattern as sales and revenue from our income tax preparation products and services are heavily concentrated in the period from November through April. This seasonal pattern results in higher net revenues during our second and third quarters ending January 31 and April 30, respectively. We expect the seasonality of our Consumer and Strategic Partner businesses to continue to have a significant impact on our quarterly financial results in the future.

Intuit Fiscal 2018 Form 10-K	30

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
For a complete discussion of the most significant risks and uncertainties affecting our business, please see “Forward-Looking Statements” immediately preceding Part I and “Risk Factors” in Item 1A of Part I of this Report.

Overview of Financial Results
The most important financial indicators that we use to assess our business are revenue growth for the company as a whole and for each reportable segment; operating income growth for the company as a whole ; earnings per share; and cash flow from operations. We also track certain non-financial drivers of revenue growth and, when material, identify them in the applicable discussions of segment results below. These non-financial drivers include, for example, customer growth and retention for all of our businesses. Service offerings are a significant part of our business. Our total service and other revenue was $5.2 billion or 76% of our total revenue in fiscal 2019 and we expect our total service and other revenue to continue to grow in the future.
Key highlights for fiscal 2019 include the following:

Revenue of	Small Business & Self-Employed revenue of	Consumer revenue of
$6.8 B	$3.5 B	$2.8 B
up 13% from fiscal 2018	up 15% from fiscal 2018	up 11% from fiscal 2018

Operating income of	Net income of	Diluted net income per share of
$1.9 B	$1.6 B	$5.89
up 19% from fiscal 2018	up 17% from fiscal 2018	up 16% from fiscal 2018

Intuit Fiscal 2019 Form 10-K	31

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
Revenue Recognition
We derive our revenue primarily from the sale of packaged desktop software products, desktop software subscriptions, and online services such as tax, accounting, payroll, and merchant payment processing. Our contracts with customers often include promises to transfer multiple products and services. In determining how revenue should be recognized, a five-step process is used, which requires judgment and estimates within the revenue recognition process. The primary judgments include identifying the performance obligations in the contract and determining whether the performance obligations are distinct. If any of these judgments were to change it could cause a material increase or decrease in the amount of revenue we report in a particular period. For additional information, see “Revenue Recognition” in Note 1 to the financial statements in Item 8 of this Annual Report.
Business Combinations
As described in “Description of Business and Summary of Significant Accounting Policies – Business Combinations,” in Note 1 to the financial statements in Item 8 of this Annual Report, under the acquisition method of accounting we generally recognize the identifiable assets acquired, the liabilities assumed, and any noncontrolling interests in an acquiree at their fair values as of the date of acquisition. We measure goodwill as the excess of consideration transferred, which we also measure at fair value, over the net of the acquisition date fair values of the identifiable assets acquired and liabilities assumed. The acquisition method of accounting requires us to exercise judgment and make significant estimates and assumptions regarding the fair values of the elements of a business combination as of the date of acquisition, including the fair values of identifiable intangible assets, deferred tax asset valuation allowances, liabilities related to uncertain tax positions, and contingencies. This method also requires us to refine these estimates over a one-year measurement period to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. If we are required to retroactively adjust provisional amounts that we have recorded for the fair values of assets and liabilities in connection with acquisitions, these adjustments could materially decrease our operating income and net income and result in lower asset values on our consolidated balance sheet.
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
Goodwill, Acquired Intangible Assets and Other Long-Lived Assets – Impairment Assessments
We estimate the fair value of acquired intangible assets and other long-lived assets that have finite useful lives whenever an event or change in circumstances indicates that the carrying value of the asset may not be recoverable. We test for potential impairment of goodwill and other intangible assets that have indefinite useful lives annually in our fourth fiscal quarter or whenever indicators of impairment arise. The timing of the annual test may result in charges to our consolidated statement of operations in our fourth fiscal quarter that could not have been reasonably foreseen in prior periods.
As described in “Description of Business and Summary of Significant Accounting Policies – Goodwill, Acquired Intangible Assets and Other Long-Lived Assets,” in Note 1 to the financial statements in Item 8 of this Annual Report, in order to estimate the fair value of goodwill we use a weighted combination of a discounted cash flow model (known as the income

Intuit Fiscal 2019 Form 10-K	32

Tables of Contents

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
We estimate the recoverability of acquired intangible assets and other long-lived assets that have finite useful lives by comparing the carrying amount of the asset to the future undiscounted cash flows that we expect the asset to generate. In order to estimate the fair value of those assets, we estimate the present value of future cash flows from those assets. The key assumptions that we use in our discounted cash flow model are the amount and timing of estimated future cash flows to be generated by the asset over an extended period of time and a rate of return that considers the relative risk of achieving the cash flows and the time value of money. Significant judgment is required to estimate the amount and timing of future cash flows and the relative risk of achieving those cash flows. We also make judgments about the remaining useful lives of acquired intangible assets and other long-lived assets that have finite lives. See Note 5 to the financial statements in Item 8 of this Annual Report for a summary of cost, accumulated amortization and weighted average life in years for our acquired intangible assets.
Assumptions and estimates about future values and remaining useful lives are complex and often subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our internal forecasts. For example, if our future operating results do not meet current forecasts or if we experience a sustained decline in our market capitalization that is determined to be indicative of a reduction in fair value of one or more of our reporting units, we may be required to record future impairment charges for goodwill and acquired intangible assets. Impairment charges could materially decrease our future net income and result in lower asset values on our consolidated balance sheet.
During the fourth quarters of fiscal 2019, fiscal 2018, and fiscal 2017 we performed our annual goodwill impairment tests. Using the methodology described in “Description of Business and Summary of Significant Accounting Policies – Goodwill, Acquired Intangible Assets and Other Long-Lived Assets,” in Note 1 to the financial statements in Item 8 of this Annual Report, we determined that the estimated fair values of all of our reporting units exceeded their carrying values and that they were not impaired. In addition, during this analysis we concluded that the estimated fair values of all of our reporting units substantially exceeded their carrying values.
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
We use a lattice binomial model and the assumptions described in Note 10 to the financial statements in Item 8 of this Annual Report to estimate the fair value of stock options granted. We estimate the expected term of options granted based on implied exercise patterns using a binomial model. We estimate the volatility of our common stock at the date of grant based on the implied volatility of publicly traded one-year and two-year options on our common stock. Our decision to use implied volatility is based upon the availability of actively traded options on our common stock and our assessment that implied volatility is more representative of future stock price trends than historical volatility. We base the risk-free interest rate that we use in our option valuation model on the implied yield in effect at the time of option grant on constant maturity U.S. Treasury issues with equivalent remaining terms. We use an annualized expected dividend yield in our option valuation model. We adjust share-based compensation expense for actual forfeitures as they occur. We amortize the fair value of options on a

Intuit Fiscal 2019 Form 10-K	33

Tables of Contents

straight-line basis over the requisite service periods of the awards, which are generally the vesting periods. We may elect to use different assumptions under our option valuation model in the future, which could materially affect our net income or loss and net income or loss per share. See Note 10 to the financial statements in Item 8 of this Annual Report for more information.
Legal Contingencies
We are subject to certain legal proceedings, as well as demands, claims and threatened litigation that arise in the normal course of our business. We review the status of each significant matter quarterly and assess our potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, we record a liability and an expense for the estimated loss. If we determine that a loss is possible and the range of the loss can be reasonably determined, then we disclose the range of the possible loss. Significant judgment is required in the determination of whether a potential loss is probable, reasonably possible, or remote as well as in the determination of whether a potential exposure is reasonably estimable. Our accruals are based on the best information available at the time. As additional information becomes available, we reassess the potential liability related to our pending claims and litigation and may revise our estimates. Potential legal liabilities and the revision of estimates of potential legal liabilities could have a material impact on our financial position and results of operations. See Note 12 to the financial statements in Item 8 of this Annual Report for more information.
Accounting for Income Taxes – Estimates of Deferred Taxes, Valuation Allowances, and Uncertain Tax Positions
We estimate our income taxes based on the various jurisdictions where we conduct business. Significant judgment is required in determining our worldwide income tax provision. The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax rules and the potential for future adjustment of our uncertain tax positions by the United States Internal Revenue Service or other taxing jurisdictions. We estimate our current tax liability and assess temporary differences that result from differing treatments of certain items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which we show on our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be realized. To the extent we believe that realization is not likely, we establish a valuation allowance. When we establish a valuation allowance or increase this allowance in an accounting period, we record a corresponding tax expense in our consolidated statement of operations.
We record a valuation allowance to reflect uncertainties about whether we will be able to utilize our deferred tax assets before they expire. We assess the need for an adjustment to the valuation allowance on a quarterly basis. The assessment is based on our estimates of future sources of taxable income in the jurisdictions in which we operate and the periods over which our deferred tax assets will be realizable. While we have considered future taxable income in assessing the need for a valuation allowance for the periods presented, we could in the future be required to increase the valuation allowance to take into account additional deferred tax assets that we may be unable to realize. An increase in the valuation allowance could have an adverse impact on our income tax provision and net income in the period in which we record the change.
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

Intuit Fiscal 2019 Form 10-K	34

Tables of Contents

RESULTS OF OPERATIONS

Financial Overview

(Dollars in millions, except per share amounts)	Fiscal 2019	Fiscal 2018	Fiscal 2017	2019-2018 % Change	2018-2017 % Change
Total net revenue	$6,784	$6,025	$5,196	13%	16%
Operating income	1,854	1,560	1,418	19%	10%
Net income	1,557	1,329	985	17%	35%
Diluted net income per share	$5.89	$5.09	$3.78	16%	35%
Fiscal 2019 Compared with Fiscal 2018
Total net revenue increased $759 million or 13% in fiscal 2019 compared with fiscal 2018. Our Small Business & Self-Employed segment revenue increased 15% due to growth in the Online Ecosystem. Our Consumer segment revenue increased 11% due to a shift in mix to our higher end product offerings, growth in TurboTax federal units, and a higher average revenue per customer. See “Segment Results” later in this Item 7 for more information.
Operating income increased $294 million or 19% in fiscal 2019 compared with fiscal 2018. The increase was due to the higher revenue described above partially offset by higher costs for advertising, marketing, staffing, and outside services. Additionally, in fiscal 2018, we recorded a $79 million loss related to the sale of our data center in Quincy, Washington. See “Operating Expenses” later in this Item 7 for more information.
Net income increased $228 million or 17% in fiscal 2019 compared with fiscal 2018 due to the increase in operating income described above, partially offset by a higher effective tax rate in fiscal 2019. Net income for fiscal 2018 includes tax benefits related to the reorganization of a subsidiary and the re-measurement of our net deferred tax liability balances as a result of the enactment of the Tax Cuts and Jobs Act (2017 Tax Act). See Note 9 to the financial statements in Item 8 of this Annual Report for more information. Diluted net income per share increased 16% to $5.89 as a result of the increase in net income noted above.
Fiscal 2018 Compared with Fiscal 2017
Total net revenue increased $829 million or 16% in fiscal 2018 compared with fiscal 2017. Revenue in our Small Business & Self-Employed segment increased 19% primarily due to growth in the Online Ecosystem driven by customer acquisition. Our Consumer segment revenue increased 15% due to a higher average revenue per customer, growth in TurboTax federal units, and a shift in mix to our higher end product offerings. See “Segment Results” later in this Item 7 for more information.
Operating income increased $142 million or 10% in fiscal 2018 compared with fiscal 2017 due to the increase in revenue described above partially offset by higher costs for staffing, advertising, marketing, outside services, and share-based compensation. We also recorded a $79 million loss related to the sale of our data center in Quincy, Washington in the 2018 period. See “Operating Expenses” later in this Item 7 for more information.
Net income increased $344 million or 35% in fiscal 2018 compared with fiscal 2017 due to the increase in operating income described above and a lower effective tax rate in the fiscal 2018 period. Net income for fiscal 2018 includes tax benefits related to the reorganization of a subsidiary and the re-measurement of our net deferred tax liability balances as a result of the 2017 Tax Act. Additionally, the U.S statutory federal corporate tax rate decreased from 35% to 21% under the 2017 Tax Act. The change resulted in a blended lower U.S. statutory federal rate of 26.9% for fiscal 2018. See “Non-Operating Income and Expenses - Income Taxes” later in this Item 7 for more information. Diluted net income per share for fiscal 2018 increased 35% to $5.09, in line with the increase in net income.

Segment Results
The information below is organized in accordance with our three reportable segments. All of our segments operate and sell to customers primarily in the United States. International total net revenue was less than 5% of consolidated total net revenue for all periods presented.
Segment operating income is segment net revenue less segment cost of revenue and operating expenses. Segment expenses do not include certain costs, such as corporate selling and marketing, product development, general and administrative expenses and share-based compensation expenses, which are not allocated to specific segments. These unallocated costs totaled $1.73 billion in fiscal 2019, $1.62 billion in fiscal 2018, and $1.32 billion in fiscal 2017. Unallocated costs increased in fiscal 2019 compared with fiscal 2018 and in fiscal 2018 compared with fiscal 2017 due to increased corporate product development, selling and marketing, and general and administrative expenses in support of the growth of our businesses and

Intuit Fiscal 2019 Form 10-K	35

Tables of Contents

higher share-based compensation expenses. Segment expenses also do not include amortization of acquired technology and amortization of other acquired intangible assets which totaled $26 million in fiscal 2019, $21 million in fiscal 2018, and $14 million in fiscal 2017. See Note 13 to the financial statements in Item 8 of this Annual Report for reconciliations of total segment operating income to consolidated operating income for each fiscal year presented.

Intuit Fiscal 2019 Form 10-K	36

Tables of Contents

Small Business & Self-Employed

Small Business & Self-Employed segment revenue includes both Online Ecosystem and Desktop Ecosystem revenue.
Our Online Ecosystem includes revenue from QuickBooks Online, QuickBooks Online Advanced and QuickBooks Self-Employed financial and business management offerings; small business payroll services, including QuickBooks Online Payroll, Intuit Online Payroll, Intuit Full Service Payroll; merchant payment processing services for small businesses who use online offerings; and financing for small businesses.
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

(Dollars in millions)	Fiscal 2019	Fiscal 2018	Fiscal 2017	2019-2018 % Change	2018-2017 % Change
Product revenue	$1,036	$1,038	$908
Service and other revenue	2,497	2,023	1,666
Total segment revenue	$3,533	$3,061	$2,574	15%	19%
% of total revenue	52%	51%	50%

Segment operating income	$1,549	$1,326	$1,111	17%	19%
% of related revenue	44%	43%	43%

Intuit Fiscal 2019 Form 10-K	37

Tables of Contents

Fiscal 2019 Compared with Fiscal 2018
Revenue for our Small Business & Self-Employed segment increased $472 million or 15% in fiscal 2019 compared with fiscal 2018. The increase was primarily due to growth in Online Ecosystem revenue.
Online Ecosystem
Online Ecosystem revenue increased $457 million or 38% in fiscal 2019 compared with fiscal 2018. QuickBooks Online Accounting revenue increased 41% in fiscal 2019 compared with fiscal 2018 due to an increase in QuickBooks Online subscribers and average revenue per customer. At July 31, 2019 QuickBooks Online subscribers were 4.5 million, up 32% compared to July 31, 2018. Online Services revenue increased 34% primarily due to customer growth in online payroll and payments and an increase in revenue from other online services.
Desktop Ecosystem
Desktop Ecosystem revenue increased $15 million or 1% in fiscal 2019 compared with fiscal 2018, primarily due to an increase in license revenue for our QuickBooks Enterprise offering and an increase in revenue from our payroll and payments offerings as a result of customer growth during the period. This increase was partially offset by a decrease in revenue from the delivery of version protection for our QuickBooks Enterprise customers.
Small Business & Self-Employed segment operating income increased $223 million or 17% in fiscal 2019 compared with fiscal 2018 due to the higher revenue described above which was partially offset by higher expenses for advertising, marketing, and staffing.
Fiscal 2018 Compared with Fiscal 2017
Revenue for our Small Business & Self-Employed segment increased $487 million or 19% in fiscal 2018 compared with fiscal 2017. The increase was primarily due to growth in Online Ecosystem revenue.
Online Ecosystem
Online Ecosystem revenue increased $348 million or 41% in fiscal 2018 compared with fiscal 2017. QuickBooks Online Accounting revenue increased 41% in fiscal 2019 compared with fiscal 2018 due to an increase in QuickBooks Online subscribers. At July 31, 2018 QuickBooks Online subscribers were 3.4 million, up 43% compared to July 31, 2017. Online Services revenue increased 25% due to customer growth in online payroll and payments.
Desktop Ecosystem
Desktop Ecosystem revenue increased $139 million or 8% in fiscal 2018 compared with fiscal 2017, primarily due to an increase in revenue related to our QuickBooks Enterprise offering driven by growth in our QuickBooks Enterprise subscribers, an increase in average revenue per customer, as well as a change in our QuickBooks Enterprise offering that occurred when customers renewed their subscriptions during fiscal 2018. This increase was partially off-set by a decrease in revenue from our QuickBooks Desktop units as unit sales declined 15%.
Small Business & Self-Employed segment operating income increased $215 million or 19% in fiscal 2018 compared with fiscal 2017 due to the higher revenue described above which was partially offset by higher expenses for staffing, advertising, and marketing.

Intuit Fiscal 2019 Form 10-K	38

Tables of Contents

Consumer

Consumer segment product revenue is derived primarily from TurboTax desktop tax return preparation software and related form updates.
Consumer segment service and other revenue is derived primarily from TurboTax Online and TurboTax Live offerings, electronic tax filing services and connected services, and also from our Mint and Turbo offerings.

(Dollars in millions)	Fiscal 2019	Fiscal 2018	Fiscal 2017	2019-2018 % Change	2018-2017 % Change
Product revenue	$201	$210	$207
Service and other revenue	2,574	2,298	1,975
Total segment revenue	$2,775	$2,508	$2,182	11%	15%
% of total revenue	41%	42%	42%

Segment operating income	$1,742	$1,587	$1,376	10%	15%
% of related revenue	63%	63%	63%
Fiscal 2019 Compared with Fiscal 2018
Revenue for our Consumer segment increased $267 million or 11% in fiscal 2019 compared with fiscal 2018 due to a shift in mix to our higher priced product offerings including TurboTax Live, a 5% growth in TurboTax federal units, and a higher average revenue per customer.
Consumer segment operating income increased $155 million or 10% in fiscal 2019 compared with fiscal 2018 due to the higher revenue described above, which was partially offset by higher expenses for advertising, marketing, and staffing.
Fiscal 2018 Compared with Fiscal 2017
Revenue for our Consumer segment increased $326 million or 15% in fiscal 2018 compared with fiscal 2017 due to a higher average revenue per customer, a 4% growth in TurboTax federal units, and a shift in mix to our higher end product offerings.
Consumer segment operating income increased $211 million or 15% in fiscal 2018 compared with fiscal 2017 due to the higher revenue described above which was partially offset by higher expenses for advertising, marketing, and staffing.

Intuit Fiscal 2019 Form 10-K	39

Tables of Contents

Strategic Partner

Strategic Partner segment product revenue is derived primarily from Lacerte, ProSeries, and ProFile desktop tax preparation software products and related form updates.
Strategic Partner segment service and other revenue is derived primarily from ProConnect Tax Online tax products, electronic tax filing service, connected services, and bank products.

(Dollars in millions)	Fiscal 2019	Fiscal 2018	Fiscal 2017	2019-2018 % Change	2018-2017 % Change
Product revenue	$386	$376	$368
Service and other revenue	90	80	72
Total segment revenue	$476	$456	$440	4%	4%
% of total revenue	7%	7%	8%

Segment operating income	$318	$284	$266	12%	7%
% of related revenue	67%	62%	60%
Fiscal 2019 Compared with Fiscal 2018
Revenue for our Strategic Partner segment increased $20 million or 4% in fiscal 2019 compared with fiscal 2018 primarily due to a higher average revenue per customer.
Strategic Partner segment operating income increased $34 million or 12% in fiscal 2019 compared with fiscal 2018 primarily due to the higher revenue described above and lower staffing expenses.
Fiscal 2018 Compared with Fiscal 2017
Revenue for our Strategic Partner segment increased $16 million or 4% in fiscal 2018 compared with fiscal 2017 primarily due to a higher average revenue per customer.
Strategic Partner segment operating income increased $18 million or 7% in fiscal 2018 compared with fiscal 2017 primarily due to the higher revenue described above and relatively stable spending.

Intuit Fiscal 2019 Form 10-K	40

Tables of Contents

Cost of Revenue

(Dollars in millions)	Fiscal 2019	% of Related Revenue	Fiscal 2018	% of Related Revenue	Fiscal 2017	% of Related Revenue
Cost of product revenue	$77	5%	$82	5%	$89	6%
Cost of service and other revenue	1,070	21%	881	20%	709	19%
Amortization of acquired technology	20	n/a	15	n/a	12	n/a
Total cost of revenue	$1,167	17%	$978	16%	$810	16%
Our cost of revenue has three components: (1) cost of product revenue, which includes the direct costs of manufacturing and shipping or electronically downloading our desktop software products; (2) cost of service and other revenue, which includes the direct costs associated with our online and service offerings, such as data center and customer support costs as well as the costs for the tax and bookkeeping professionals that support our TurboTax Live and QuickBooks Live offerings; and (3) amortization of acquired technology, which represents the cost of amortizing developed technologies that we have obtained through acquisitions over their useful lives.
Cost of product revenue as a percentage of product revenue was relatively consistent across all periods presented. We expense costs of product revenue as they are incurred for delivered software and we do not defer any of these costs when product revenue is deferred.
Cost of service and other revenue as a percentage of service and other revenue was relatively consistent across all periods presented.

Operating Expenses

(Dollars in millions)	Fiscal 2019	% of Total Net Revenue	Fiscal 2018	% of Total Net Revenue	Fiscal 2017	% of Total Net Revenue
Selling and marketing	$1,927	28%	$1,631	27%	$1,415	27%
Research and development	1,233	18%	1,186	20%	998	19%
General and administrative	597	9%	664	11%	553	11%
Amortization of other acquired intangible assets	6	—%	6	—%	2	—%
Total operating expenses	$3,763	55%	$3,487	58%	$2,968	57%
Fiscal 2019 Compared with Fiscal 2018
Total operating expenses as a percentage of total net revenue decreased in fiscal 2019 compared to fiscal 2018. Total net revenue increased $759 million or 13% and total operating expenses increased $276 million or 8%. The increase in operating expenses was primarily driven by $195 million for higher advertising and marketing expenses, $94 million for higher staffing expenses due to higher headcount, and $54 million for outside services. General and administrative expenses in the fiscal 2018 period include a $79 million loss related to the sale of our data center in Quincy, Washington.
Fiscal 2018 Compared with Fiscal 2017
Total operating expenses as a percentage of total net revenue increased slightly in fiscal 2018 compared to fiscal 2017. Total net revenue increased $829 million or 16% and total operating expenses increased $519 million or 17%. The increase in operating expenses was primarily driven by $193 million for higher staffing expenses due to higher headcount, $127 million for higher advertising and marketing expenses, and $49 million for outside services. General and administrative expenses in the fiscal 2018 period include a $79 million loss related to the sale of our data center in Quincy, Washington.

Non-Operating Income and Expenses
Interest Expense
Interest expense of $15 million in fiscal 2019 consisted primarily of interest on our unsecured term loan and secured revolving credit facility. Interest expense of $20 million in fiscal 2018 consisted primarily of interest on our unsecured term loan and unsecured revolving credit facility. Interest expense of $31 million in fiscal 2017 consisted primarily of interest on our senior notes, unsecured term loan, and unsecured revolving credit facility. See Note 7 and Note 8 to the financial statements in Item 8 of this Annual Report for more information.

Intuit Fiscal 2019 Form 10-K	41

Tables of Contents

Interest and Other Income, Net

(In millions)	Fiscal 2019	Fiscal 2018	Fiscal 2017
Interest income (1)	$46	$18	$8
Net gain on executive deferred compensation plan assets (2)	3	7	7
Other	(7)	1	(12)
Total interest and other income, net	$42	$26	$3
(1) Interest income increased in fiscal 2019 compared to fiscal 2018 due to higher average invested balances and higher average interest rates. Interest income increased in fiscal 2018 compared to fiscal 2017 due to higher average invested balances and higher average interest rates.
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
Income Taxes
Effective Tax Rate
Our effective tax rates for fiscal 2018 and 2017 have been restated to reflect the full retrospective application of ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” See Note 1 and Note 9 to the financial statement in Item 8 of this Annual Report for more information.
The 2017 Tax Act was enacted on December 22, 2017 and reduced the U.S. statutory federal corporate tax rate from 35% to 21%. The effective date of the tax rate change was January 1, 2018. The change resulted in a blended lower U.S. statutory federal rate of 26.9% for fiscal year 2018. In fiscal 2019, we fully benefited from the enacted lower tax rate of 21%.
We recorded a provisional benefit of $29 million for fiscal 2018 related to the re-measurement of certain deferred tax balances as the result of the 2017 Tax Act. In the second quarter of fiscal 2019, we completed our accounting for the income tax effects of the 2017 Tax Act, and there have been no material adjustments during the fiscal 2019 period.
Our effective tax rates for fiscal 2019, fiscal 2018, and fiscal 2017 were approximately 17%, 15%, and 29%. Excluding the tax benefits related to share-based compensation our effective tax rate for fiscal 2019 was approximately 24%. This differed from the federal statutory rate of 21% primarily due to state income taxes and non-deductible share-based compensation, which were partially offset by the benefit we received from the federal research and experimentation credit. Excluding the tax benefits related to share-based compensation, the reorganization of a subsidiary, and the benefit related to the re-measurement of certain deferred tax balances, our effective tax rate for fiscal 2018 was approximately 26% and did not differ significantly from the federal statutory rate of 26.9%. Excluding the tax benefits related to share-based compensation our effective tax rate for fiscal 2017 was approximately 34% and did not differ significantly from the federal statutory rate of 35%. See Note 9 to the financial statements in Item 8 of this Annual Report for more information about our effective tax rates.
At July 31, 2019, we had net deferred tax liabilities of $36 million which included a valuation allowance of $107 million for loss and tax credit carryforwards related to state research and experimentation tax credits, foreign losses, and state operating and capital losses. See “Critical Accounting Policies and Estimates” earlier in this Item 7 and Note 9 to the financial statements in Item 8 of this Annual Report for more information.

Intuit Fiscal 2019 Form 10-K	42

Tables of Contents

LIQUIDITY AND CAPITAL RESOURCES

Overview
At July 31, 2019, our cash, cash equivalents and investments totaled $2.7 billion, an increase of $1.0 billion from July 31, 2018 due to the factors described in “Statements of Cash Flows” below. Our primary sources of liquidity have been cash from operations, which includes the collection of accounts receivable for products and services, and borrowings under our credit facilities. Our primary uses of cash have been for research and development programs, selling and marketing activities, repurchases of our common stock under our stock repurchase programs, the payment of cash dividends, debt service costs and debt repayment, acquisitions of businesses, and capital projects. As discussed in “Executive Overview – Industry Trends and Seasonality” earlier in this Item 7, our business is subject to significant seasonality. The balance of our cash, cash equivalents and investments generally fluctuates with that seasonal pattern. We believe the seasonality of our business is likely to continue in the future.
The following table summarizes selected measures of our liquidity and capital resources at the dates indicated:

(Dollars in millions)	July 31, 2019	July 31, 2018	$ Change	% Change
Cash, cash equivalents and investments	$2,740	$1,716	$1,024	60%
Long-term investments	13	13	—	—%
Short-term debt	50	50	—	—%
Long-term debt	386	388	(2)	(1)%
Working capital	1,628	679	949	140%
Ratio of current assets to current liabilities	1.8 : 1	1.4 : 1
We have historically generated significant cash from operations and we expect to continue to do so during fiscal 2020. Our cash, cash equivalents, and investments totaled $2.7 billion at July 31, 2019, none of those funds were restricted, and approximately 90% of those funds were located in the U.S. Our unsecured revolving credit facility is available to us for general corporate purposes, including future acquisitions and share repurchases. At July 31, 2019, no amounts were outstanding under the unsecured revolving credit facility. Our secured revolving credit facility is available to fund a portion of our loans to qualified small businesses. At July 31, 2019, $48 million was outstanding under the secured revolving credit facility. See Note 7 to the financial statements in Item 8 of this Annual Report for more information.
We evaluate, on an ongoing basis, the merits of acquiring technology or businesses, or establishing strategic relationships with and investing in other companies. Our strong liquidity profile enables us to quickly respond to these kinds of opportunities. Based on past performance and current expectations, we believe that our cash and cash equivalents, investments, and cash generated from operations will be sufficient to meet anticipated seasonal working capital needs, capital expenditure requirements, contractual obligations, commitments, debt service requirements, and other liquidity requirements associated with our operations for at least the next 12 months. We expect to return excess cash generated by operations to our stockholders through repurchases of our common stock and payment of cash dividends, after taking into account our operating and strategic cash needs.

Statements of Cash Flows
The following table summarizes selected items from our consolidated statements of cash flows for fiscal 2019, fiscal 2018, and fiscal 2017. Effective August 1, 2018, we adopted the requirements of Accounting Standards Update (ASU) 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash.” The amounts below have been restated to comply with this new standard. See the financial statements in Item 8 of this Annual Report for complete consolidated statements of cash flows for those periods.

	Fiscal	Fiscal	Fiscal
(Dollars in millions)	2019	2018	2017
Net cash provided by (used in):
Operating activities	$2,324	$2,112	$1,599
Investing activities	(566)	(537)	(17)
Financing activities	(1,034)	(634)	(1,632)
Effect of exchange rates on cash, cash equivalents, restricted cash, and restricted cash equivalents	(3)	(11)	9
Net increase (decrease) in cash, cash equivalents, restricted cash, and restricted cash equivalents	$721	$930	$(41)

Intuit Fiscal 2019 Form 10-K	43

Tables of Contents

During fiscal 2019 we generated $2.3 billion in cash from operations. We also received $48 million from borrowings under our secured revolving credit facility and $33 million from the issuance of common stock under employee stock plans. During the same period we used $556 million for the repurchase of shares of our common stock under our stock repurchase programs, $501 million for the payment of cash dividends, $155 million for capital expenditures, $64 million for the acquisition of a business net of cash acquired, $49 million for net originations of term loans, and $50 million for the repayment of debt.
During fiscal 2018 we generated $2.1 billion in cash from operations. We also received $800 million from borrowings under our unsecured revolving credit facility, and $96 million from the issuance of common stock under employee stock plans. During the same period we used $850 million for the repayment of debt and amounts outstanding under our unsecured revolving credit facility, $407 million for the payment of cash dividends, $272 million for the repurchase of shares of our common stock under our stock repurchase programs, $363 million for the acquisitions of businesses net of cash acquired, and $124 million for capital expenditures.
During fiscal 2017 we generated $1.6 billion in cash from operations. We also received $190 million in cash from net sales of investments, $150 million from borrowings under our unsecured revolving credit facility, and $73 million from the net issuance of common stock under employee stock plans. During the same period we used $662 million in cash for the repayment of debt and amounts outstanding under our unsecured revolving credit facility, $839 million for the repurchase of shares of our common stock under our stock repurchase programs, $353 million for the payment of cash dividends, and $230 million for capital expenditures.

Stock Repurchase Programs and Dividends on Common Stock
As described in Note 10 to the financial statements in Item 8 of this Annual Report, during fiscal 2019, fiscal 2018, and fiscal 2017 we continued to repurchase shares of our common stock under a series of repurchase programs that our Board of Directors has authorized. At July 31, 2019, we had authorization from our Board of Directors to expend up to an additional $2.7 billion for stock repurchases.
We have continued to pay quarterly cash dividends on shares of our outstanding common stock. During fiscal 2019 we declared cash dividends that totaled $1.88 per share of outstanding common stock or approximately $500 million. In August 2019 our Board of Directors declared a quarterly cash dividend of $0.53 per share of outstanding common stock payable on October 18, 2019 to stockholders of records at the close of business on October 10, 2019. We currently expect to continue paying comparable cash dividends on a quarterly basis; however, future declarations of dividends and the establishment of future record dates and payment dates are subject to the final determination of our Board of Directors.

Business Combinations

During fiscal 2018 we acquired all of the outstanding equity interests of TSheets.com LLC, Exactor, Inc., and Applatix, Inc. for total combined cash and other consideration of approximately $412 million. The $412 million included approximately $27 million for the fair value of equity awards and other cash consideration that is being charged to expense over the future service period of up to three years. These three businesses became part of our Small Business & Self-Employed segment and provide additional features to our QuickBooks offerings such as automated time tracking and scheduling and the calculation and filing of sales and use taxes. We have included their results of operations in our consolidated results of operations from the dates of acquisition. Their results of operations for all periods presented and periods prior to the dates of acquisition were not material when compared with our consolidated results of operations. See Note 6 to the financial statements in Item 8 of this Annual Report for more information.

Credit Facilities
Unsecured Revolving Credit Facility and Term Loan
On May 2, 2019 we entered into an amended and restated credit agreement with certain institutional lenders for a credit facility with an aggregate principal amount of $1.4 billion, including a $400 million unsecured term loan that matures on February 1, 2021 and a $1 billion unsecured revolving credit facility that matures on May 2, 2024. This agreement amended and restated our prior unsecured revolving credit facility dated February 1, 2016.
Under the amended and restated credit agreement we may, subject to certain customary conditions, on one or more occasions increase commitments under the unsecured revolving credit facility in an amount not to exceed $250 million in the aggregate and may extend the maturity date up to two times. Advances under the unsecured revolving credit facility accrue interest at rates that are equal to, at our election, either Bank of America's alternate base rate plus a margin that ranges from 0.0% to 0.1% or the London Interbank Offered Rate (LIBOR) plus a margin that ranges from 0.69% to 1.1%. Actual margins under either election will be based on our senior debt credit ratings. At July 31, 2019, no amounts were outstanding under the unsecured revolving credit facility. We monitor counterparty risk associated with the institutional lenders that are providing the credit facility. We currently believe that the credit facility will be available to us should we choose to borrow under it.

Intuit Fiscal 2019 Form 10-K	44

Tables of Contents

On May 2, 2019 $400 million was outstanding on the term loan under the amended and restated credit agreement. Under this agreement we may, subject to certain customary conditions, on one or more occasions increase commitments under the term loan in an amount not to exceed $400 million in the aggregate. The term loan accrues interest at rates that are equal to, at our election, either Bank of America's alternate base rate plus a margin that ranges from 0.0% to 0.125% or LIBOR plus a margin that ranges from 0.625% to 1.125%. Actual margins under either election will be based on our senior debt credit ratings. The term loan is subject to quarterly principal payments of $12.5 million, with the balance payable on February 1, 2021. At July 31, 2019, $388 million was outstanding under the term loan.
The amended and restated credit agreement includes customary affirmative and negative covenants, including financial covenants that require us to maintain a ratio of total debt to annual earnings before interest, taxes, depreciation and amortization (EBITDA) of not greater than 3.25 to 1.00 as of any date and a ratio of annual EBITDA to annual interest expense of not less than 3.00 to 1.00 as of the last day of each fiscal quarter. As of July 31, 2019 we were compliant with all required covenants.
Secured Revolving Credit Facility
On February 19, 2019 a subsidiary of Intuit entered into a $300 million secured revolving credit facility with a lender. The revolving credit facility is secured by cash and receivables of the subsidiary and is non-recourse to Intuit Inc. Advances under this secured revolving credit facility are used to fund a portion of our loans to qualified small businesses. The secured revolving credit facility is available for use for a term of two years and accrues interest at LIBOR plus 2.39%. Unused portions of the credit facility accrue interest at a rate of 0.5%. Outstanding advances mature on August 19, 2021 and payments made prior to February 19, 2020 are subject to a 1% prepayment fee. The agreement includes certain affirmative and negative covenants, including financial covenants that require the subsidiary to maintain specified financial ratios. As of July 31, 2019 we were compliant with all required covenants. At July 31, 2019, $48 million was outstanding under this facility, with a weighted-average interest rate of 7.75%, which includes the unused facility fee. The outstanding balance is secured by cash and receivables of the subsidiary totaling $89 million.

Cash Held by Foreign Subsidiaries
Our cash, cash equivalents and investments totaled $2.7 billion at July 31, 2019. Approximately 10% of those funds were held by our foreign subsidiaries and subject to repatriation tax considerations. These foreign funds were located primarily in Canada and India. As a result of the 2017 Tax Act we do not expect to pay incremental U.S. taxes on repatriation. We have recorded income tax expense for Canada and India withholding and distribution taxes on earnings that are not permanently reinvested. In the event that funds from foreign operations are repatriated to the United States, we would pay withholding or distribution taxes at that time.

OFF-BALANCE SHEET ARRANGEMENTS
At July 31, 2019, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Intuit Fiscal 2019 Form 10-K	45

Tables of Contents

CONTRACTUAL OBLIGATIONS
The following table summarizes our known contractual obligations to make future payments at July 31, 2019:

	Payments Due by Period
	Less than	1-3	3-5	More than
(In millions)	1 year	years	years	5 years	Total
Amounts due under executive deferred compensation plan	$108	$—	$—	$—	$108
Unsecured term loan	50	338	—	—	388
Secured revolving credit facility	—	48	—	—	48
Interest and fees due on debt	16	11	2	—	29
Operating leases (1)	68	116	101	67	352
Purchase obligations (2)	302	74	—	—	376
Total contractual obligations (3)	$544	$587	$103	$67	$1,301

(1)
Includes operating leases for facilities and equipment. Amounts do not include $57 million of future sublease income. We had no significant capital leases at July 31, 2019. See Note 8 to the financial statements in Item 8 of this Annual Report for more information.

(2)
Represents agreements to purchase products and services that are enforceable, legally binding and specify terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the payments.

(3)
Other long-term obligations on our consolidated balance sheet at July 31, 2019 included long-term income tax liabilities of $89 million which related primarily to unrecognized tax benefits. We have not included this amount in the table above because we cannot make a reasonably reliable estimate regarding the timing of settlements with taxing authorities, if any.

RECENT ACCOUNTING PRONOUNCEMENTS
For a description of recent accounting pronouncements and the potential impact of these pronouncements on our consolidated financial statements, see Note 1 to the financial statements in Item 8 of this Annual Report.

Intuit Fiscal 2019 Form 10-K	46

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
Our cash equivalents and investments are subject to market risk due to changes in interest rates. Interest rate movements affect the interest income we earn on cash equivalents and investments and the value of those investments. At July 31, 2019, our cash equivalents and investments totaled $2.5 billion and had a weighted average pre-tax yield of 2.57%. Total interest income for fiscal 2019 was $46 million. If the Federal Reserve Target Rate had increased by 25 basis points from the level of July 31, 2019, the value of our investments at that date would have decreased by approximately $2 million. If the Federal Reserve Target Rate had increased by 100 basis points from the level of July 31, 2019, the value of our investments at that date would have decreased by approximately $8 million.
We are also exposed to the impact of changes in interest rates as they affect our $1 billion unsecured revolving credit facility,$400 million unsecured term loan, and $300 million secured revolving credit facility. Advances under the unsecured revolving credit facility accrue interest at rates that are equal to Bank of America’s alternate base rate plus a margin that ranges from 0.0% to 0.1% or the London InterBank Offered Rate (LIBOR) plus a margin that ranges from 0.69% to 1.1%. The term loan accrues interest at rates that are equal to, at our election, either Bank of America's alternate base rate plus a margin that ranges from 0.0% to 0.125% or LIBOR plus a margin that ranges from 0.625% to 1.125%. Actual margins under all of these elections are based on our senior debt credit ratings. Advances under the secured revolving credit facility accrue interest at a rate of LIBOR plus 2.39%. Consequently, our interest expense fluctuates with changes in the general level of these interest rates. At July 31, 2019 no amounts were outstanding under the unsecured revolving credit facility, $388 million was outstanding under the term loan, and $48 million was outstanding under the secured revolving credit facility. See Note 7 and Note 8 to the financial statements in Item 8 of this Annual Report for more information.
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
Since we translate foreign currencies (primarily Canadian dollars, Indian rupees, and British pounds) into U.S. dollars for financial reporting purposes, currency fluctuations can have an impact on our financial results. The historical impact of currency fluctuations on our financial results has generally been immaterial. We believe that our exposure to currency exchange fluctuation risk is not significant because our global subsidiaries invoice customers and satisfy their financial obligations almost exclusively in their local currencies. We believe the impact of currency fluctuations will continue to not be significant in the foreseeable future due to the reasons cited above. As of July 31, 2019, we did not engage in foreign currency hedging activities.

Intuit Fiscal 2019 Form 10-K	47

Tables of Contents

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

1.	INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

The following financial statements are filed as part of this Report:

2.	INDEX TO FINANCIAL STATEMENT SCHEDULES

The following financial statement schedule is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements:

Schedule		Page
II	Valuation and Qualifying Accounts	90

All other schedules not listed above have been omitted because they are inapplicable or are not required.

Intuit Fiscal 2019 Form 10-K	48

Tables of Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Intuit Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Intuit Inc. (the Company) as of July 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended July 31, 2019, and the related notes and the financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at July 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of July 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated August 30, 2019 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which they relate.

Determination of Distinct Performance Obligations in Revenue Contracts

Description of the Matter
As described in Note 1, the Company enters into contracts with customers that often include promises to transfer multiple products and services to a customer. The Company has generally concluded that software licenses and services are recorded as separate performance obligations and revenue from software licenses and services are recognized as those products and services are provided.

Given the nature of the Company’s product and service offerings, there is complexity in determining whether software licenses and related services are considered performance obligations that should be accounted for separately or together. Auditing the Company’s determination of distinct performance obligations related to its various product and service offerings involved complex auditor judgment. In particular, significant judgment was required when assessing whether the promised products and services are separate performance obligations or inputs to a combined performance obligation due to the evaluation of the interdependency or interrelation of the promised products and services within each contract.

Intuit Fiscal 2019 Form 10-K	49

Tables of Contents

How we Addressed the

Matter in Our Audit	Our audit procedures related to the determination of distinct performance obligations included the following, among others:

We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company’s controls, including management review controls, as they relate to the determination of distinct performance obligations. We also obtained an understanding of the Company’s product and service offerings and tested the application of the revenue recognition accounting model to determine distinct performance obligations.

Specifically, we evaluated whether the performance obligations identified by the Company were capable of being distinct and distinct in the context of the contract through review of the contracts, discussions with management, product demonstrations and review of the Company’s website and other marketing materials. More specifically, we evaluated the Company’s determination whether the contract was to deliver (1) multiple promised products or services that constitute separate performance obligations or (2) a single performance obligation that is comprised of the combined products or services promised in the contract. That is, considering the utility, integration, interrelation or interdependence of the products and services, we evaluated whether the multiple promised products and services that were delivered to the customer were outputs or inputs to a combined item.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1990.

San Jose, California
August 30, 2019

Intuit Fiscal 2019 Form 10-K	50

Tables of Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Intuit Inc.

Opinion on Internal Control Over Financial Reporting
We have audited Intuit Inc.’s internal control over financial reporting as of July 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, Intuit Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of July 31, 2019, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the fiscal 2019 consolidated financial statements of the Company and our report dated August 30, 2019 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP

San Jose, California
August 30, 2019

Intuit Fiscal 2019 Form 10-K	51

Tables of Contents

INTUIT INC. CONSOLIDATED STATEMENTS OF OPERATIONS

	Twelve Months Ended July 31,
(In millions, except per share amounts)	2019	2018	2017
Net revenue:
Product	$1,623	$1,624	$1,483
Service and other	5,161	4,401	3,713
Total net revenue	6,784	6,025	5,196
Costs and expenses:
Cost of revenue:
Cost of product revenue	77	82	89
Cost of service and other revenue	1,070	881	709
Amortization of acquired technology	20	15	12
Selling and marketing	1,927	1,631	1,415
Research and development	1,233	1,186	998
General and administrative	597	664	553
Amortization of other acquired intangible assets	6	6	2
Total costs and expenses	4,930	4,465	3,778
Operating income	1,854	1,560	1,418
Interest expense	(15)	(20)	(31)
Interest and other income, net	42	26	3
Income before income taxes	1,881	1,566	1,390
Income tax provision	324	237	405
Net income	$1,557	$1,329	$985

Basic net income per share	$5.99	$5.18	$3.83
Shares used in basic per share calculations	260	256	257

Diluted net income per share	$5.89	$5.09	$3.78
Shares used in diluted per share calculations	264	261	261

Cash dividends declared per common share	$1.88	$1.56	$1.36

See accompanying notes.

Intuit Fiscal 2019 Form 10-K	52

Tables of Contents

INTUIT INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Twelve Months Ended July 31,
(In millions)	2019	2018	2017
Net income	$1,557	$1,329	$985
Other comprehensive income (loss), net of income taxes:
Unrealized gain (loss) on available-for-sale debt securities	3	(2)	(1)
Foreign currency translation gain (loss)	(3)	(12)	11
Total other comprehensive income (loss), net	—	(14)	10
Comprehensive income	$1,557	$1,315	$995

See accompanying notes.

Intuit Fiscal 2019 Form 10-K	53

Tables of Contents

INTUIT INC. CONSOLIDATED BALANCE SHEETS

	July 31,
(Dollars in millions, except par value; shares in thousands)	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$2,116	$1,464
Investments	624	252
Accounts receivable, net of allowance for doubtful accounts of $3 and $5	87	98
Income taxes receivable	65	39
Prepaid expenses and other current assets	266	202
Current assets before funds held for customers	3,158	2,055
Funds held for customers	436	367
Total current assets	3,594	2,422
Long-term investments	13	13
Property and equipment, net	780	812
Goodwill	1,655	1,611
Acquired intangible assets, net	54	61
Other assets	187	215
Total assets	$6,283	$5,134
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$50	$50
Accounts payable	274	178
Accrued compensation and related liabilities	385	369
Deferred revenue	619	581
Other current liabilities	202	198
Current liabilities before customer fund deposits	1,530	1,376
Customer fund deposits	436	367
Total current liabilities	1,966	1,743
Long-term debt	386	388
Long-term deferred income tax liabilities	37	68
Other long-term obligations	145	119
Total liabilities	2,534	2,318
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value Authorized - 1,345 shares total; 145 shares designated Series A; 250 shares designated Series B Junior Participating Issued and outstanding - None	—	—
Common stock, $0.01 par value Authorized - 750,000 shares Outstanding - 260,180 shares at July 31, 2019 and 258,616 shares at July 31, 2018	3	3
Additional paid-in capital	5,772	5,335
Treasury stock, at cost	(11,611)	(11,050)
Accumulated other comprehensive loss	(36)	(36)
Retained earnings	9,621	8,564
Total stockholders’ equity	3,749	2,816
Total liabilities and stockholders’ equity	$6,283	$5,134

See accompanying notes.

Intuit Fiscal 2019 Form 10-K	54

Tables of Contents

INTUIT INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
(Dollars in millions, shares in thousands)	Shares	Amount
Balance at July 31, 2016 (1)	257,853	$3	$4,442	$(9,939)	$(32)	$7,018	$1,492
Comprehensive income	—	—	—	—	10	985	995
Issuance of stock under employee stock plans, net of shares withheld for employee taxes	4,715	—	73	—	—	—	73
Stock repurchases under stock repurchase programs	(6,900)	—	—	(839)	—	—	(839)
Dividends and dividend rights declared ($1.36 per share)	—	—	—	—	—	(357)	(357)
Cumulative effect of change in accounting principle	—	—	6	—	—	(4)	2
Share-based compensation expense	—	—	333	—	—	—	333
Balance at July 31, 2017	255,668	3	4,854	(10,778)	(22)	7,642	1,699
Comprehensive income	—	—	—	—	(14)	1,329	1,315
Issuance of stock under employee stock plans, net of shares withheld for employee taxes	4,818	—	96	—	—	—	96
Stock repurchases under stock repurchase programs	(1,870)	—	—	(272)	—	—	(272)
Dividends and dividend rights declared ($1.56 per share)	—	—	—	—	—	(407)	(407)
Share-based compensation expense	—	—	385	—	—	—	385
Balance at July 31, 2018	258,616	3	5,335	(11,050)	(36)	8,564	2,816
Comprehensive income	—	—	—	—	—	1,557	1,557
Issuance of stock under employee stock plans, net of shares withheld for employee taxes	4,019	—	32	—	—	—	32
Stock repurchases under stock repurchase programs	(2,455)	—	—	(561)	—	—	(561)
Dividends and dividend rights declared ($1.88 per share)	—	—	—	—	—	(500)	(500)
Share-based compensation expense	—	—	405	—	—	—	405
Balance at July 31, 2019	260,180	$3	$5,772	$(11,611)	$(36)	$9,621	$3,749

_________________________

(1)	The cumulative effect adjustment to retained earnings related to the adoption of ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” as of July 31, 2016 was $331 million.

See accompanying notes.

Intuit Fiscal 2019 Form 10-K	55

Tables of Contents

INTUIT INC. CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twelve Months Ended July 31,
(In millions)	2019	2018	2017
Cash flows from operating activities:
Net income	$1,557	$1,329	$985
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	199	228	214
Amortization of acquired intangible assets	26	25	22
Share-based compensation expense	401	382	326
Loss on sale of long-lived assets	—	79	—
Deferred income taxes	(7)	(5)	17
Other	15	6	13
Total adjustments	634	715	592
Changes in operating assets and liabilities:
Accounts receivable	11	5	5
Income taxes receivable	5	(1)	(44)
Prepaid expenses and other assets	(37)	(33)	(13)
Accounts payable	90	12	—
Accrued compensation and related liabilities	16	75	10
Deferred revenue	39	6	64
Other liabilities	9	4	—
Total changes in operating assets and liabilities	133	68	22
Net cash provided by operating activities	2,324	2,112	1,599
Cash flows from investing activities:
Purchases of corporate and customer fund investments	(752)	(407)	(352)
Sales of corporate and customer fund investments	84	128	359
Maturities of corporate and customer fund investments	303	286	183
Net change in customer fund deposits	69	(5)	68
Purchases of property and equipment	(76)	(38)	(102)
Capitalization of internal use software	(79)	(86)	(128)
Acquisitions of businesses, net of cash acquired	(64)	(363)	—
Originations of term loans to small businesses	(316)	(137)	—
Principal repayments of term loans from small businesses	267	82	—
Other	(2)	3	(45)
Net cash used in investing activities	(566)	(537)	(17)
Cash flows from financing activities:
Proceeds from borrowings under unsecured revolving credit facility	—	800	150
Repayments on borrowings under unsecured revolving credit facility	—	(800)	(150)
Proceeds from borrowings under secured revolving credit facility	48	—	—
Repayment of debt	(50)	(50)	(512)
Proceeds from issuance of stock under employee stock plans	284	295	226
Payments for employee taxes withheld upon vesting of restricted stock units	(251)	(199)	(153)
Cash paid for purchases of treasury stock	(556)	(272)	(839)
Dividends and dividend rights paid	(501)	(407)	(353)
Other	(8)	(1)	(1)
Net cash used in financing activities	(1,034)	(634)	(1,632)

Intuit Fiscal 2019 Form 10-K	56

Tables of Contents

INTUIT INC. CONSOLIDATED STATEMENTS OF CASH FLOWS

Effect of exchange rates on cash, cash equivalents, restricted cash, and restricted cash equivalents	(3)	(11)	9
Net increase (decrease) in cash, cash equivalents, restricted cash, and restricted cash equivalents	721	930	(41)
Cash, cash equivalents, restricted cash, and restricted cash equivalents at beginning of period	1,631	701	742
Cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period	$2,352	$1,631	$701

Reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents reported within the consolidated balance sheets to the total amounts reported on the consolidated statements of cash flows

Cash and cash equivalents	$2,116	$1,464	$529
Restricted cash and restricted cash equivalents included in funds held for customers	236	167	172
Total cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period	$2,352	$1,631	$701

Supplemental disclosure of cash flow information:
Interest paid	$17	$19	$42
Income taxes paid	$325	$245	$430

See accompanying notes.

Intuit Fiscal 2019 Form 10-K	57

Tables of Contents

INTUIT INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Summary of Significant Accounting Policies

Description of Business
Intuit helps consumers, small businesses, and the self-employed prosper by delivering financial management and compliance products and services. We also provide specialized tax products to accounting professionals, who are key partners that help us serve small business customers.
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
Effective August 1, 2018, we adopted the requirements of Accounting Standards Update (ASU) 2014-09, “Revenue from Contracts with Customers (Topic 606)” and ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash.” All prior period amounts and disclosures set forth in this Annual Report on Form 10-K have been restated to comply with these standards.

Seasonality

Our Consumer and Strategic Partner offerings have a significant and distinct seasonal pattern as sales and revenue from our income tax preparation products and services are heavily concentrated in the period from November through April. This seasonal pattern results in higher net revenues during our second and third quarters ending January 31 and April 30, respectively.

Use of Estimates

In preparing our consolidated financial statements in accordance with U.S. generally accepted accounting principles (GAAP), we make certain judgments, estimates, and assumptions that affect the amounts reported in our financial statements and the disclosures made in the accompanying notes. For example, we use judgments and estimates in determining how revenue should be recognized. These judgments and estimates include identifying performance obligations, determining if the performance obligations are distinct, determining the standalone sales price (SSP) and timing of revenue recognition for each distinct performance obligation, and estimating variable consideration to be included in the transaction price. We use estimates in determining the collectibility of accounts receivable and notes receivable, the appropriate levels of various accruals including accruals for litigation contingencies, the amount of our worldwide tax provision, and the realizability of deferred tax assets. We also use estimates in determining the remaining economic lives and fair values of acquired intangible assets, property and equipment, and other long-lived assets. In addition, we use assumptions to estimate the fair value of reporting units and share-based compensation. Despite our intention to establish accurate estimates and use reasonable assumptions, actual results may differ from our estimates.

Intuit Fiscal 2019 Form 10-K	58

Tables of Contents

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
Online Offerings
Our online offerings include TurboTax Online and TurboTax Live, ProConnect Tax Online, QuickBooks Online, online payroll, and merchant payment processing services for small businesses who use our online offerings.
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

Intuit Fiscal 2019 Form 10-K	59

Tables of Contents

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
Judgments and Estimates
Our contracts with customers often include promises to transfer multiple products and services to a customer. In determining how revenue should be recognized, a five-step process is used, which requires judgment and estimates. These judgments and estimates include identifying performance obligations in the contract, determining whether the performance obligations are distinct, determining the SSP for each distinct performance obligation, determining the timing of revenue recognition for distinct performance obligations and estimating the amount of variable consideration to include in the transaction price.
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
Deferred Revenue
Generally, we receive payment at the time we enter into a contract with a customer. We record deferred revenue when we have entered into a contract with a customer and cash payments are received or due prior to transfer of control or satisfaction of the related performance obligation. During the twelve months ended July 31, 2019, we recognized revenue of $581 million, that was included in deferred revenue at July 31, 2018. During the twelve months ended July 31, 2018, we recognized revenue of $574 million, that was included in deferred revenue at July 31, 2017.
Our performance obligations are generally satisfied within 12 months of the initial contract date. As of July 31, 2019 and 2018, the deferred revenue balance related to performance obligations that will be satisfied after 12 months was $4 million and $3 million, respectively, and is included in other long-term obligations on our consolidated balance sheets.
Assets Recognized from the Costs to Obtain a Contract with a Customer
Our internal sales commissions are considered incremental costs of obtaining the contract with a customer. Internal sales commissions for subscription offerings where we expect the benefit of those costs to continue longer than one year are capitalized and amortized ratably over the period of benefit, which ranges from three to four years. Total capitalized costs to obtain a contract are not significant and are included in prepaid expenses and other current assets and other assets on our consolidated balance sheets.

Intuit Fiscal 2019 Form 10-K	60

Tables of Contents

We apply a practical expedient to expense costs incurred to obtain a contract with a customer when the period of benefit is less than one year. These costs primarily include internal and external sales commissions for our consumer and professional tax offerings.

Shipping and Handling
We record the amounts we charge our customers for the shipping and handling of our software products as product revenue and we record the related costs as cost of product revenue in our consolidated statements of operations.

Customer Service and Technical Support
We include the costs of providing customer service under paid technical support contracts and as included in certain software subscriptions on the cost of service and other revenue line in our consolidated statements of operations. We also include the costs of customer service and technical support associated with our online or hosted offerings in cost of service and other revenue. We include the costs of customer service and free technical support related to desktop offerings in selling and marketing expense in our consolidated statements of operations. Customer service and technical support costs include costs associated with performing order processing, answering customer inquiries by telephone and through websites, e-mail and other electronic means, and providing free technical support assistance to customers. We expense the cost of providing this free support as incurred.

Software Development Costs

We expense software development costs as we incur them until technological feasibility has been established, at which time those costs are capitalized until the product is available for general release to customers. To date, our software has been available for general release concurrent with the establishment of technological feasibility and, accordingly, we have not capitalized any development costs. Costs we incur to enhance our existing products or after the general release of the service using the product are expensed in the period they are incurred and included in research and development expense in our consolidated statements of operations.

Internal Use Software

We capitalize costs related to development of hosted services that we provide to our customers and internal use of enterprise-level business and finance software in support of our operational needs. Costs incurred in the application development phase are capitalized and amortized on a straight-line basis over their useful lives, which are generally three to six years. Costs related to planning and other preliminary project activities and to post-implementation activities are expensed as incurred. We test these assets for impairment whenever events or changes in circumstances occur that could impact their recoverability.

Advertising
We expense all advertising costs as we incur them to selling and marketing expense in our consolidated statements of operations. We recorded advertising expense of approximately $800 million for the twelve months ended July 31, 2019, $615 million for the twelve months ended July 31, 2018, and $480 million for the twelve months ended July 31, 2017.

Leases
We review all leases for capital or operating classification at their inception. We use our incremental borrowing rate in the assessment of lease classification and define the initial lease term to include the construction build-out period but to exclude lease extension periods. We conduct our operations primarily under operating leases. For leases that contain rent escalations, we record the total rent payable during the lease term, as defined above, on a straight-line basis over the term of the lease. We record the difference between the rent paid and the straight-line rent in a deferred rent account in other current liabilities or other long-term obligations, as appropriate, on our consolidated balance sheets.
We record landlord allowances as deferred rent liabilities in other current liabilities or other long-term obligations, as appropriate, on our consolidated balance sheets. We record landlord cash incentives as operating activity on our consolidated statements of cash flows. We record other landlord allowances as non-cash investing and financing activities on our consolidated statements of cash flows. We classify the amortization of landlord allowances as a reduction of occupancy expense in our consolidated statements of operations.

Intuit Fiscal 2019 Form 10-K	61

Tables of Contents

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

Income Taxes

We estimate our income taxes based on the various jurisdictions where we conduct business. Significant judgment is required in determining our worldwide income tax provision. We estimate our current tax liability and assess temporary differences that result from differing treatments of certain items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which we show on our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be realized. To the extent we believe that realization is not likely, we establish a valuation allowance. When we establish a valuation allowance or increase this allowance in an accounting period, we record a corresponding income tax expense in our consolidated statement of operations.
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

Intuit Fiscal 2019 Form 10-K	62

Tables of Contents

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
The following table presents the composition of shares used in the computation of basic and diluted net income per share for the periods indicated.

	Twelve Months Ended July 31,
(In millions, except per share amounts)	2019	2018	2017
Numerator:
Net income	$1,557	$1,329	$985
Denominator:
Shares used in basic per share amounts:
Weighted average common shares outstanding	260	256	257
Shares used in diluted per share amounts:
Weighted average common shares outstanding	260	256	257
Dilutive common equivalent shares from stock options and restricted stock awards	4	5	4
Dilutive weighted average common shares outstanding	264	261	261

Basic and diluted net income per share:
Basic net income per share	$5.99	$5.18	$3.83
Diluted net income per share	$5.89	$5.09	$3.78

Shares excluded from diluted net income per share:
Weighted average stock options and restricted stock units that have been excluded from dilutive common equivalent shares outstanding due to their anti-dilutive effect	1	—	3

Cash Equivalents and Investments
We consider highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. In all periods presented, cash equivalents consist primarily of time deposits, savings deposit accounts, and money market funds, and investments consist primarily of investment-grade available-for-sale debt securities. Except for direct obligations of the United States government, securities issued by agencies of the United States government, and money market funds, we diversify our investments by limiting our holdings with any individual issuer.
We use the specific identification method to compute gains and losses on investments. We record unrealized gains and losses on investments, net of tax, in accumulated other comprehensive income in the stockholders’ equity section of our consolidated balance sheets and reflect unrealized gain and loss activity in other comprehensive income on our consolidated statement of comprehensive income. We generally classify available-for-sale debt securities as current assets based upon our ability and intent to use any and all of these securities as necessary to satisfy the significant short-term liquidity requirements that may arise from the highly seasonal nature of our businesses. Because of our significant business seasonality, stock repurchase programs, and acquisition opportunities, cash flow requirements may fluctuate dramatically from quarter to quarter and require us to use a significant amount of the investments we hold as available-for-sale.

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

Intuit Fiscal 2019 Form 10-K	63

Tables of Contents

Notes Receivable and Allowances for Loan Losses

Notes receivable consist of term loans to small businesses and are included in prepaid expenses and other current assets on our consolidated balance sheets. As of July 31, 2019 and July 31, 2018, the notes receivable balance was $95 million and $55 million, respectively, and the allowances for loan losses were not significant. The term loans are not secured and are recorded at amortized cost, net of allowances for loan losses. We maintain an allowance for loan losses to reserve for potentially uncollectible notes receivable. We evaluate the creditworthiness of our loan portfolio on a pooled basis due to its composition of small, homogeneous loans with similar general credit risk and characteristics and apply a loss rate at the time of loan origination. The loss rate and underlying model are updated periodically to reflect actual loan performance and changes in assumptions. We make judgments about the known and inherent risks in the loan portfolio, adverse situations that may affect borrowers’ ability to repay and current economic conditions. When we determine that amounts are uncollectible, we write them off against the allowance.

Funds Held for Customers and Customer Fund Deposits

Funds held for customers represent cash held on behalf of our customers that is invested in cash and cash equivalents and investment-grade available-for-sale debt securities. Customer fund deposits consist of amounts we owe on behalf of our customers, such as direct deposit payroll funds and payroll taxes.

Property and Equipment
Property and equipment is stated at the lower of cost or realizable value, net of accumulated depreciation. We calculate depreciation using the straight-line method over the estimated useful lives of the assets, which range from two to 30 years. We amortize leasehold improvements using the straight-line method over the lesser of their estimated useful lives or remaining lease terms. We include the amortization of assets that are recorded under capital leases in depreciation expense. We review property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We did not record any significant property impairment charges during the twelve months ended July 31, 2019, 2018, or 2017.

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

Intuit Fiscal 2019 Form 10-K	64

Tables of Contents

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
If the carrying value of the net assets assigned to a reporting unit exceeds the estimated fair value of the unit, we perform the second step of the impairment test. In this step we allocate the fair value of the reporting unit calculated in step one to all of the assets and liabilities of that unit, as if we had just acquired the reporting unit in a business combination. The excess of the fair value of the reporting unit over the total amount allocated to the assets and liabilities represents the implied fair value of goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, we would record an impairment loss equal to the difference. We recorded no goodwill impairment charges for the twelve months ended July 31, 2019, 2018 or 2017.
Acquired Intangible Assets and Other Long-Lived Assets
We generally record acquired intangible assets that have finite useful lives, such as purchased technology, in connection with business combinations. We amortize the cost of acquired intangible assets on a straight-line basis over their estimated useful lives, which range from three to seven years. We review intangible assets that have finite useful lives and other long-lived assets whenever an event or change in circumstances indicates that the carrying value of the asset may not be recoverable. We estimate the recoverability of these assets by comparing the carrying amount of the asset to the future undiscounted cash flows that we expect the asset to generate. We estimate the fair value of assets that have finite useful lives based on the present value of future cash flows for those assets. If the carrying value of an asset with a finite life exceeds its estimated fair value, we would record an impairment loss equal to the difference. Impairment charges for acquired intangible assets were not significant for the twelve months ended July 31, 2019, 2018 or 2017.

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

Intuit Fiscal 2019 Form 10-K	65

Tables of Contents

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
We sell a portion of our products through third-party retailers and distributors. As a result, we face risks related to the collectibility of our accounts receivable. To appropriately manage this risk, we perform ongoing evaluations of customer credit and limit the amount of credit extended as we deem appropriate, but generally do not require collateral. We maintain reserves for estimated credit losses and these losses have historically been within our expectations. However, since we cannot predict future changes in the financial stability of our customers, we cannot guarantee that our reserves will continue to be adequate. No customer accounted for 10% or more of total net revenue for the twelve months ended July 31, 2019, 2018 or 2017, nor did any customer account for 10% or more of total accounts receivable at July 31, 2019 or July 31, 2018.
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

Intuit Fiscal 2019 Form 10-K	66

Tables of Contents

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
The adoption of ASU 2016-18 impacted our previously reported consolidated statement of cash flows as follows:

	Twelve Months Ended July 31, 2018
(Dollars in millions)	As Reported	ASU 2016-18 Adjustment	As Adjusted
Net cash provided by (used in):
Operating activities	$2,112	$—	$2,112
Investing activities	(532)	(5)	(537)
Financing activities	(634)	—	(634)
Effect of exchange rates on cash, cash equivalents, restricted cash, and restricted cash equivalents	(11)	—	(11)
Net increase in cash, cash equivalents, restricted cash, and restricted cash equivalents	$935	$(5)	$930

	Twelve Months Ended July 31, 2017
(Dollars in millions)	As Reported	ASU 2016-18 Adjustment	As Adjusted
Net cash provided by (used in):
Operating activities	$1,599	$—	$1,599
Investing activities	(85)	68	(17)
Financing activities	(1,632)	—	(1,632)
Effect of exchange rates on cash, cash equivalents, restricted cash, and restricted cash equivalents	9	—	9
Net decrease in cash, cash equivalents, restricted cash, and restricted cash equivalents	$(109)	$68	$(41)

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

Intuit Fiscal 2019 Form 10-K	67

Tables of Contents

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
(2) Upon adoption, long-term deferred revenue is included in other long-term obligations on our consolidated balance sheets.
(3) Balance includes long-term deferred income tax liabilities and other long-term obligations on our consolidated balance sheets.

	Twelve Months Ended July 31, 2018
(In millions, except per share amounts)	As Reported	Topic 606 Adjustment	As Adjusted
Net revenue	$5,964	$61	$6,025
Cost of revenue	977	1	978
Selling and marketing expenses	1,634	(3)	1,631
Operating income	1,497	63	1,560
Income tax provision	292	(55)	237
Net income	1,211	118	1,329

Diluted earnings per share	$4.64	$0.45	$5.09

	Twelve Months Ended July 31, 2017
(In millions, except per share amounts)	As Reported	Topic 606 Adjustment	As Adjusted
Net revenue	$5,177	$19	$5,196
Cost of revenue	809	1	810
Selling and marketing expenses	1,420	(5)	1,415
Operating income	1,395	23	1,418
Income tax provision	396	9	405
Net income	971	14	985

Diluted earnings per share	$3.72	$0.06	$3.78

Adoption of Topic 606 had no impact to cash from or used in operating, financing, or investing on our consolidated statements of cash flows.

Intuit Fiscal 2019 Form 10-K	68

Tables of Contents

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
Leases - In February 2016 the FASB issued ASU 2016-02, “Leases (Topic 842).” This standard amends a number of aspects of lease accounting, including requiring lessees to recognize operating leases with a term greater than one year on their balance sheet as a right-of-use asset and corresponding lease liability, measured at the present value of the lease payments. The standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, which means that it will be effective for us in the first quarter of our fiscal year beginning August 1, 2019. Early adoption is permitted. We will adopt ASU 2016-02 on August 1, 2019, the first quarter of our fiscal 2020, using the modified retrospective transition method and will not restate comparative periods. We will elect the package of practical expedients permitted under the transition guidance, which allows us to carry forward our historical lease classification, our assessment on whether a contract is or contains a lease, and our initial direct costs for any leases that exist prior to adoption of the new standard. We will also elect to combine lease and non-lease components. We estimate that the adoption of ASU 2016-02 will result in the recognition of right-of-use assets and lease liabilities for operating leases of approximately $320 million to $370 million on our consolidated balance sheet on August 1, 2019. We do not expect the adoption of ASU 2016-02 to have a material impact on our consolidated statement of operations or consolidated statement of cash flows.
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

Intuit Fiscal 2019 Form 10-K	69

Tables of Contents

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

	At July 31, 2019				At July 31, 2018
(In millions)	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Cash equivalents, primarily time deposits, savings deposit accounts, and money market funds	$1,647	$—	$—	$1,647	$1,143	$—	$—	$1,143
Available-for-sale debt securities:
Municipal bonds	—	5	—	5	—	31	—	31
Corporate notes	—	800	—	800	—	412	—	412
U.S. agency securities	—	19	—	19	—	9	—	9
Total available-for-sale securities	—	824	—	824	—	452	—	452
Total assets measured at fair value on a recurring basis	$1,647	$824	$—	$2,471	$1,143	$452	$—	$1,595

The following table summarizes our cash equivalents and available-for-sale debt securities by balance sheet classification and level in the fair value hierarchy at the dates shown:

	At July 31, 2019				At July 31, 2018
(In millions)	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents:
In cash and cash equivalents	$1,647	$—	$—	$1,647	$1,143	$—	$—	$1,143
Available-for-sale debt securities:
In investments	$—	$624	$—	$624	$—	$252	$—	$252
In funds held for customers	—	200	—	200	—	200	—	200
Total available-for-sale debt securities	$—	$824	$—	$824	$—	$452	$—	$452

We value our Level 1 assets, consisting primarily of time deposits, savings deposit accounts, and money market funds, using quoted prices in active markets for identical instruments. Financial assets whose fair values we measure on a recurring basis using Level 2 inputs consist of municipal bonds, corporate notes and U.S. agency securities. We measure the fair values of these assets with the help of a pricing service that either provides quoted market prices in active markets for identical or similar securities or uses observable inputs for their pricing without applying significant adjustments. Our fair value processes include controls that are designed to ensure that we record appropriate fair values for our Level 2 investments. These controls include comparison to pricing provided by a secondary pricing service or investment manager, validation of pricing sources and models, review of key model inputs, analysis of period-over-period price fluctuations, and independent recalculation of prices where appropriate.
There were no transfers between Level 1, Level 2, and Level 3 of the fair value hierarchy during the twelve months ended July 31, 2019, 2018 or 2017.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
Assets measured at fair value on a non-recurring basis include reporting units measured at fair value in a goodwill impairment test. Estimates of fair value for reporting units fall under Level 3 of the fair value hierarchy.

Intuit Fiscal 2019 Form 10-K	70

Tables of Contents

During the fourth quarters of fiscal 2019, fiscal 2018, and fiscal 2017 we performed our annual goodwill impairment tests. Using the methodology described in Note 1, we determined that the estimated fair values of all of our reporting units exceeded their carrying values and that they were not impaired.

3. Cash and Cash Equivalents, Investments, and Funds Held for Customers
The following table summarizes our cash and cash equivalents, investments and funds held for customers by balance sheet classification at the dates indicated.

	July 31, 2019		July 31, 2018
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Classification on consolidated balance sheets:
Cash and cash equivalents	$2,116	$2,116	$1,464	$1,464
Investments	622	624	253	252
Funds held for customers	436	436	368	367
Long-term investments	13	13	13	13
Total cash and cash equivalents, investments, and funds held for customers	$3,187	$3,189	$2,098	$2,096

The following table summarizes our cash and cash equivalents, investments and funds held for customers by investment category at the dates indicated.

	July 31, 2019		July 31, 2018
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Type of issue:
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$2,352	$2,352	$1,631	$1,631
Available-for-sale debt securities:
Municipal bonds	5	5	31	31
Corporate notes	798	800	414	412
U.S. agency securities	19	19	9	9
Total available-for-sale debt securities	822	824	454	452
Other long-term investments	13	13	13	13
Total cash and cash equivalents, investments, and funds held for customers	$3,187	$3,189	$2,098	$2,096

We include realized gains and losses on our available-for-sale debt securities in interest and other income or expense on our consolidated statements of operations. Gross realized gains and losses on our available-for-sale debt securities for the twelve months ended July 31, 2019, 2018 and 2017 were not significant.
We accumulate unrealized gains and losses on our available-for-sale debt securities, net of tax, in accumulated other comprehensive income or loss in the stockholders’ equity section of our consolidated balance sheets. Gross unrealized gains and losses on our available-for-sale debt securities at July 31, 2019 and July 31, 2018 were not significant.
We periodically review our investment portfolios to determine if any investment is other-than-temporarily impaired due to changes in credit risk or other potential valuation concerns. We believe that the investments that we held at July 31, 2019 were not other-than-temporarily impaired. Unrealized losses on available-for-sale debt securities at July 31, 2019 were not significant and are due to changes in interest rates, including market credit spreads, and not due to increased credit risks associated with specific securities. We do not intend to sell these investments. In addition, it is more likely than not that we will not be required to sell them before recovery at par, which may be at maturity.

Intuit Fiscal 2019 Form 10-K	71

Tables of Contents

The following table summarizes our available-for-sale debt securities, included in investments and funds held for customers, classified by the stated maturity date of the security at the dates indicated.

	July 31, 2019		July 31, 2018
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$415	$416	$250	$250
Due within two years	208	208	117	116
Due within three years	163	164	66	65
Due after three years	36	36	21	21
Total available-for-sale debt securities	$822	$824	$454	$452

Funds held for customers represent cash held on behalf of our customers that is invested in cash and cash equivalents and investment-grade available-for-sale debt securities, restricted for use solely for the purpose of satisfying amounts we owe on behalf of our customers, such as direct deposit payroll funds and payroll taxes.
The following table summarizes our funds held for customers by investment category at the dates indicated.

	July 31, 2019	July 31, 2018	July 31, 2017	July 31, 2016
(In millions)
Restricted cash and restricted cash equivalents	$236	$167	$172	$104
Available-for-sale debt securities	200	200	200	200
Total funds held for customers	$436	$367	$372	$304

4. Property and Equipment
Property and equipment consisted of the following at the dates indicated:

	Life in	July 31,
(Dollars in millions)	Years	2019	2018
Equipment	3-5	$421	$479
Computer software	2-6	860	812
Furniture and fixtures	5	90	88
Leasehold improvements	3-16	278	325
Land	NA	79	79
Buildings	5-30	368	363
Capital in progress	NA	65	48
		2,161	2,194
Less accumulated depreciation and amortization		(1,381)	(1,382)
Total property and equipment, net		$780	$812

__________________________
NA = Not Applicable
Capital in progress at July 31, 2019 and 2018 consisted primarily of costs related to internal use software projects and various buildings and site improvements that have not yet been placed into service.
As discussed in Note 1, “Description of Business and Summary of Significant Accounting Policies – Internal Use Software,” we capitalize costs related to the development of computer software for internal use. We capitalized internal use software costs totaling $79 million for the twelve months ended July 31, 2019; $86 million for the twelve months ended July 31, 2018; and $128 million for the twelve months ended July 31, 2017. These amounts included capitalized labor costs of $43 million, $45 million, and $99 million, respectively. Costs related to internal use software projects are included in the capital in progress category of property and equipment until project completion, at which time they are transferred to the computer software category.

Intuit Fiscal 2019 Form 10-K	72

Tables of Contents

5. Goodwill and Acquired Intangible Assets

Goodwill
Changes in the carrying value of goodwill by reportable segment during the twelve months ended July 31, 2019 and July 31, 2018 were as shown in the following table. Our reportable segments are described in Note 13, “Segment Information.”

(In millions)	Balance July 31, 2017	Goodwill Acquired/ Adjusted	Balance July 31, 2018	Goodwill Acquired/ Adjusted	Balance July 31, 2019
Small Business & Self-Employed	$1,180	$316	$1,496	$22	$1,518
Consumer	23	—	23	19	42
Strategic Partner	92	—	92	3	95
Totals	$1,295	$316	$1,611	$44	$1,655

Goodwill is net of accumulated impairment losses of $114 million, which were recorded prior to July 31, 2017 and are included in our Consumer segment. The increase in goodwill during the twelve months ended July 31, 2019 and July 31, 2018 was primarily due to business acquisitions. See Note 6, “Business Combinations,” for more information on our acquisitions of TSheets.com LLC, Exactor, Inc., and Applatix.

Acquired Intangible Assets
The following table shows the cost, accumulated amortization and weighted average life in years for our acquired intangible assets at the dates indicated. The weighted average lives are calculated for assets that are not fully amortized.

(Dollars in millions)	Customer Lists	Purchased Technology	Trade Names and Logos	Covenants Not to Compete or Sue	Total

At July 31, 2019:
Cost	$256	$422	$25	$39	$742
Accumulated amortization	(245)	(383)	(24)	(36)	(688)
Acquired intangible assets, net	$11	$39	$1	$3	$54
Weighted average life in years	5	3	3	3	4

At July 31, 2018:
Cost	$257	$403	$25	$39	$724
Accumulated amortization	(242)	(364)	(24)	(33)	(663)
Acquired intangible assets, net	$15	$39	$1	$6	$61
Weighted average life in years	5	4	3	3	4

Intuit Fiscal 2019 Form 10-K	73

Tables of Contents

The following table shows the expected future amortization expense for our acquired intangible assets at July 31, 2019. Amortization of purchased technology is charged to cost of service and other revenue and to amortization of acquired technology in our consolidated statements of operations. Amortization of other acquired intangible assets such as customer lists is charged to amortization of other acquired intangible assets in our consolidated statements of operations. If impairment events occur, they could accelerate the timing of acquired intangible asset charges.

(In millions)	Expected Future Amortization Expense

Twelve months ending July 31,
2020	$28
2021	16
2022	9
2023	1
2024	—
Thereafter	—
Total expected future amortization expense	$54

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

7. Current Liabilities

Short-Term Debt
On May 2, 2019 we entered into an amended and restated credit agreement with certain institutional lenders with an aggregate principal amount of $1.4 billion, including a $400 million unsecured term loan that matures on February 1, 2021 and a $1 billion unsecured revolving credit facility that matures on May 2, 2024. This agreement amended and restated our prior unsecured revolving credit facility dated February 1, 2016.
At July 31, 2019, $388 million was outstanding under the term loan, of which $50 million was classified as short-term debt. See Note 8, “Long-Term Obligations and Commitments – Long-Term Debt,” for more information regarding the term loan.

Unsecured Revolving Credit Facility
The amended and restated credit agreement we entered into on May 2, 2019 includes a $1 billion unsecured revolving credit facility that will expire on May 2, 2024. Under this agreement we may, subject to certain customary conditions, on one or more occasions increase commitments under the unsecured revolving credit facility in an amount not to exceed $250 million in the

Intuit Fiscal 2019 Form 10-K	74

Tables of Contents

aggregate and may extend the maturity date up to two times. Advances under the unsecured revolving credit facility accrue interest at rates that are equal to, at our election, either Bank of America's alternate base rate plus a margin that ranges from 0.0% to 0.1% or the London Interbank Offered Rate (LIBOR) plus a margin that ranges from 0.69% to 1.1%. Actual margins under either election will be based on our senior debt credit ratings. The amended and restated credit agreement includes customary affirmative and negative covenants, including financial covenants that require us to maintain a ratio of total debt to annual earnings before interest, taxes, depreciation and amortization (EBITDA) of not greater than 3.25 to 1.00 as of any date and a ratio of annual EBITDA to annual interest expense of not less than 3.00 to 1.00 as of the last day of each fiscal quarter. As of July 31, 2019 we were compliant with all required covenants. At July 31, 2019 no amounts were outstanding under this revolving credit facility. We paid no interest on the unsecured revolving credit facility during the twelve months ended July 31, 2019, $5 million during the twelve months ended July 31, 2018, and $1 million during the twelve months ended July 31, 2017.

Other Current Liabilities
Other current liabilities were as follows at the dates indicated:

	July 31,
(In millions)	2019	2018
Executive deferred compensation plan liabilities	$108	$97
Reserve for promotional discounts and rebates	11	10
Reserve for returns and credits	24	17
Current portion of license fee payable	—	9
Current portion of deferred rent	6	6
Current portion of dividend payable	7	10
Other	46	49
Total other current liabilities	$202	$198

8. Long-Term Obligations and Commitments

Long-Term Debt
On May 2, 2019 we entered into an amended and restated credit agreement with certain institutional lenders for a credit facility with an aggregate principal amount of $1.4 billion, which includes a $400 million unsecured term loan. This agreement amended and restated our prior unsecured revolving credit facility dated February 1, 2016. Under this agreement we may, subject to certain customary conditions, on one or more occasions increase commitments under the term loan in an amount not to exceed $400 million in the aggregate. The term loan accrues interest at rates that are equal to, at our election, either Bank of America's alternate base rate plus a margin that ranges from 0.0% to 0.125% or LIBOR plus a margin that ranges from 0.625% to 1.125%. Actual margins under either election will be based on our senior debt credit ratings. The amended and restated credit agreement includes customary affirmative and negative covenants. See Note 7, “Current Liabilities – Unsecured Revolving Credit Facility,” for more information. The term loan is subject to quarterly principal payments of $12.5 million, with the balance payable on February 1, 2021. At July 31, 2019, $388 million was outstanding under the term loan, of which $50 million was classified as short-term debt. The carrying value of the term loan approximates its fair value. Interest on the term loan is payable monthly. We paid $15 million for interest on the term loan during the twelve months ended July 31, 2019, $13 million during the twelve months ended July 31, 2018, and $11 million during the twelve months ended July 31, 2017.

Secured Revolving Credit Facility
On February 19, 2019 a subsidiary of Intuit entered into a $300 million secured revolving credit facility with a lender. The revolving credit facility is secured by cash and receivables of the subsidiary and is non-recourse to Intuit Inc. Advances under this secured revolving credit facility are used to fund a portion of our loans to qualified small businesses. The secured revolving credit facility is available for use for a term of two years and accrues interest at LIBOR plus 2.39%. Unused portions of the credit facility accrue interest at a rate of 0.5%. Outstanding advances mature on August 19, 2021 and payments made prior to February 19, 2020 are subject to a 1% prepayment fee. The agreement includes certain affirmative and negative covenants, including financial covenants that require the subsidiary to maintain specified financial ratios. As of July 31, 2019 we were compliant with all required covenants. At July 31, 2019, $48 million was outstanding under this facility, with a weighted-average interest rate of 7.75%, which includes the unused facility fee. The outstanding balance is secured by cash and receivables of the subsidiary totaling $89 million. Interest on the facility is payable monthly. We paid $1 million for interest on the secured revolving credit facility during the twelve months ended July 31, 2019.

Intuit Fiscal 2019 Form 10-K	75

Tables of Contents

Other Long-Term Obligations

Other long-term obligations were as follows at the dates indicated:

	July 31,
(In millions)	2019	2018
Long-term income tax liabilities	$89	$61
Total deferred rent	47	47
Total license fee payable	—	9
Total dividend payable	11	14
Other	12	15
Total long-term obligations	159	146
Less current portion (included in other current liabilities)	(14)	(27)
Long-term obligations due after one year	$145	$119

In May 2009 we entered into an agreement to license certain technology for $20 million in cash and $100 million payable over ten fiscal years. The total present value of the arrangement at inception was approximately $89 million. The total license fee payable as of July 31, 2018 in the table above includes imputed interest through that date. During the fourth quarter of fiscal 2019 we paid the final $10 million payment under the agreement.

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
Annual minimum commitments under purchase obligations and operating leases at July 31, 2019 were as shown in the table below.

(In millions)	Purchase Obligations	Operating Lease Commitments	Sublease Income	Net Operating Lease Commitments
Fiscal year ending July 31,
2020	$302	$68	$23	$45
2021	65	61	21	40
2022	9	55	10	45
2023	—	51	1	50
2024	—	50	1	49
Thereafter	—	67	1	66
Total commitments	$376	$352	$57	$295
Rent expense net of sublease income totaled $42 million for the twelve months ended July 31, 2019, $38 million for the twelve months ended July 31, 2018, and $34 million for the twelve months ended July 31, 2017. Rent expense includes base contractual rent and contractual variable expenses such as building maintenance, utilities, property taxes and insurance. Sublease income totaled $24 million for the twelve months ended July 31, 2019, $23 million for the twelve months ended July 31, 2018, and $22 million for the twelve months ended July 31, 2017.

Intuit Fiscal 2019 Form 10-K	76

Tables of Contents

9. Income Taxes
The provision for income taxes consisted of the following for the periods indicated:

	Twelve Months Ended July 31,
(In millions)	2019	2018	2017
Current:
Federal	$271	$197	$345
State	67	38	36
Foreign	14	14	8
Total current	352	249	389
Deferred:
Federal	(23)	(14)	12
State	(4)	2	2
Foreign	(1)	—	2
Total deferred	(28)	(12)	16
Total provision for income taxes	$324	$237	$405

Our tax provision for the twelve months ended July 31, 2018 and 2017 have been restated to reflect the full retrospective application of ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” See Note 1, “Description of Business and Summary of Significant Accounting Policies - Accounting Standards Recently Adopted,” for more information.
We recognized excess tax benefits on share-based compensation of $120 million, $100 million, and $72 million in the provision for income taxes for the twelve months ended July 31, 2019, 2018, and 2017, respectively.
The sources of income before the provision for income taxes consisted of the following for the periods indicated:

	Twelve Months Ended July 31,
(In millions)	2019	2018	2017
United States	$1,826	$1,528	$1,383
Foreign	55	38	7
Total	$1,881	$1,566	$1,390

Differences between income taxes calculated using the federal statutory income tax rate and the provision for income taxes were as follows for the periods indicated:

	Twelve Months Ended July 31,
(In millions)	2019	2018	2017
Income before income taxes	$1,881	$1,566	$1,390

U.S. federal statutory rate	21%	26.9%	35%

Statutory federal income tax	$395	$420	$486
State income tax, net of federal benefit	50	29	24
Federal research and experimentation credits	(48)	(38)	(24)
Domestic production activities deduction	—	(28)	(34)
Share-based compensation	15	11	14
Federal excess tax benefits related to share-based compensation	(106)	(94)	(69)
2017 Tax Act - Deferred tax re-measurement	—	(29)	—
Capital loss on subsidiary reorganization	—	(35)	—
Effects of non-U.S. operations	13	1	6
Other, net	5	—	2
Total provision for income taxes	$324	$237	$405

The Tax Cuts and Jobs Act (2017 Tax Act) was enacted on December 22, 2017 and reduced the U.S. statutory federal corporate tax rate from 35% to 21%. The effective date of the tax rate change was January 1, 2018. The change resulted in a

Intuit Fiscal 2019 Form 10-K	77

Tables of Contents

blended lower U.S. statutory federal rate of 26.9% for fiscal year 2018. In fiscal 2019, we fully benefited from the enacted lower tax rate of 21%.
We recorded a provisional benefit of $29 million for fiscal 2018 related to the re-measurement of certain deferred tax balances as a result of the 2017 Tax Act. In the second quarter of fiscal 2019, we completed our accounting for the income tax effects of the 2017 Tax Act, and there have been no material adjustments during the fiscal 2019 period.
During fiscal year 2018, we completed a reorganization which resulted in a taxable liquidation of a subsidiary. The transaction gave rise to a capital loss which is available for carryback to prior years to offset capital gain income previously recognized. As a result, we recognized a tax benefit of $35 million during the fourth quarter of fiscal 2018.
The state income tax line in the table above includes excess tax benefits related to share-based compensation of $14 million, $6 million and $3 million for the twelve months ended July 31, 2019, 2018 and 2017, respectively.
Significant deferred tax assets and liabilities were as follows at the dates indicated:

	July 31,
(In millions)	2019	2018
Deferred tax assets:
Accruals and reserves not currently deductible	$13	$12
Deferred rent	8	8
Accrued and deferred compensation	48	41
Loss and tax credit carryforwards	117	97
Share-based compensation	47	49
Other, net	3	3
Total gross deferred tax assets	236	210
Valuation allowance	(107)	(93)
Total deferred tax assets	129	117
Deferred tax liabilities:
Deferred revenue	66	91
Intangible assets	71	65
Property and equipment	20	19
Other, net	8	8
Total deferred tax liabilities	165	183
Net deferred tax liabilities	$(36)	$(66)

The components of total net deferred tax liabilities, net of valuation allowances, as shown on our consolidated balance sheets were as follows at the dates indicated:

	July 31,
(In millions)	2019	2018
Long-term deferred income taxes included in other assets	$1	$2
Long-term deferred income tax liabilities	(37)	(68)
Net deferred tax liabilities	$(36)	$(66)

We have provided a valuation allowance related to state research and experimentation tax credit carryforwards, foreign loss carryforwards, and state operating and capital loss carryforwards that we believe are unlikely to be realized. Changes in the valuation allowance during the twelve months ended July 31, 2019 were primarily related to an increase in the valuation allowance for state research and experimentation tax credit. Changes in valuation allowance during the twelve months ended July 31, 2018 were primarily related to an increase in the valuation allowance for state research and experimentation tax credit and foreign loss carryforwards.
At July 31, 2019, we had total federal net operating loss carryforwards of approximately $42 million that will start to expire in fiscal 2032. Utilization of the net operating losses is subject to annual limitation. The annual limitation may result in the expiration of net operating losses before utilization.
At July 31, 2019, we had total state net operating loss carryforwards of approximately $133 million for which we have recorded a deferred tax asset of $9 million and a valuation allowance of $7 million. The state net operating losses will start to expire in fiscal 2027. Utilization of the net operating losses is subject to annual limitation. The annual limitation may result in the expiration of net operating losses before utilization.

Intuit Fiscal 2019 Form 10-K	78

Tables of Contents

At July 31, 2019, we had Singapore operating loss carryforwards of approximately $62 million and Brazil operating loss carryforwards of approximately $34 million which have an indefinite carryforward period. We maintain a full valuation allowance with respect to operating losses in these jurisdictions, as there is not sufficient evidence of future sources of taxable income required to utilize such carryforwards.
At July 31, 2019, we had California research and experimentation credit carryforwards of approximately $129 million. We recorded a full valuation on the related deferred tax asset, as we believe it is more likely than not that these credits will not be utilized.

Unrecognized Tax Benefits
The aggregate changes in the balance of our gross unrecognized tax benefits were as follows for the periods indicated:

	Twelve Months Ended July 31,
(In millions)	2019	2018	2017
Gross unrecognized tax benefits, beginning balance	$90	$61	$60
Increases related to tax positions from prior fiscal years, including acquisitions	13	10	8
Decreases related to tax positions from prior fiscal years	—	(3)	(8)
Increases related to tax positions taken during current fiscal year	23	23	9
Settlements with tax authorities	(1)	(1)	(8)
Lapse of statute of limitations	$(5)	$—	$—
Gross unrecognized tax benefits, ending balance	$120	$90	$61

The total amount of our unrecognized tax benefits at July 31, 2019 was $120 million. Net of related deferred tax assets, unrecognized tax benefits were $75 million at that date. If we were to recognize these net benefits, our income tax expense would reflect a favorable net impact of $75 million. We do not believe that it is reasonably possible that there will be a significant increase or decrease in unrecognized tax benefits over the next 12 months.
We file U.S. federal, U.S. state, and foreign tax returns. Our major tax jurisdiction is the U.S. federal jurisdiction. For U.S. federal tax returns we are no longer subject to tax examinations for years prior to fiscal 2014.
We recognize interest and penalties related to unrecognized tax benefits within the provision for income taxes. Amounts accrued at July 31, 2019 and July 31, 2018 for the payment of interest and penalties were not significant. The amounts of interest and penalties that we recognized during the twelve months ended July 31, 2019, 2018 and 2017 were also not significant.

10. Stockholders’ Equity

Stock Repurchase Programs
Intuit’s Board of Directors has authorized a series of common stock repurchase programs. Shares of common stock repurchased under these programs become treasury shares. Under these programs, we repurchased 2.5 million shares of our common stock for $561 million during the twelve months ended July 31, 2019. Included in this amount were $5 million of repurchases which occurred in late July 2019 and were settled in early August 2019. At July 31, 2019, we had authorization from our Board of Directors to expend up to an additional $2.7 billion for stock repurchases. Future stock repurchases under the current program are at the discretion of management, and authorization of future stock repurchase programs is subject to the final determination of our Board of Directors.
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

Intuit Fiscal 2019 Form 10-K	79

Tables of Contents

Dividends on Common Stock
During fiscal 2019 we declared cash dividends that totaled $1.88 per share of outstanding common stock or approximately $500 million. In August 2019 our Board of Directors declared a quarterly cash dividend of $0.53 per share of outstanding common stock payable on October 18, 2019 to stockholders of record at the close of business on October 10, 2019. Future declarations of dividends and the establishment of future record dates and payment dates are subject to the final determination of our Board of Directors.

Description of 2005 Equity Incentive Plan
Our stockholders initially approved our 2005 Equity Incentive Plan (2005 Plan) on December 9, 2004. On January 19, 2017 our stockholders approved an Amended and Restated 2005 Equity Incentive Plan (Restated 2005 Plan) that expires on January 19, 2027. Under the Restated 2005 Plan, we are permitted to grant incentive and non-qualified stock options, restricted stock awards, restricted stock units (RSUs), stock appreciation rights and stock bonus awards to our employees, non-employee directors, and consultants. The Compensation and Organizational Development Committee of our Board of Directors or its delegates determine who will receive grants, when those grants will be exercisable, their exercise price and other terms. We are permitted to issue up to 138.1 million shares under the Restated 2005 Plan. The plan provides a fungible share reserve. Each stock option granted on or after November 1, 2010 reduces the share reserve by one share and each restricted stock award or restricted stock unit granted reduces the share reserve by 2.3 shares. Stock options forfeited and returned to the pool of shares available for grant increase the pool by one share for each share forfeited. Restricted stock awards and RSUs forfeited and returned to the pool of shares available for grant increase the pool by 2.3 shares for each share forfeited. Shares withheld for income taxes upon vesting of RSUs that were granted on or after July 21, 2016 are also returned to the pool of shares available for grant. At July 31, 2019, there were approximately 21.1 million shares available for grant under this plan. Stock options granted under the 2005 Plan and the Restated 2005 Plan typically vest over three to four years based on continued service and have a seven year term. RSUs granted under those plans typically vest over three to four years based on continued service. Certain RSUs granted to senior management vest based on the achievement of pre-established performance or market goals.

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
Under the ESPP, employees purchased 485,011 shares of Intuit common stock during the twelve months ended July 31, 2019; 612,768 shares during the twelve months ended July 31, 2018; and 752,605 shares during the twelve months ended July 31, 2017. At July 31, 2019, there were 1,906,183 shares available for issuance under this plan.

Intuit Fiscal 2019 Form 10-K	80

Tables of Contents

Share-Based Compensation Expense
The following table summarizes the total share-based compensation expense that we recorded in operating income for the periods shown.

	Twelve Months Ended July 31,
(In millions except per share amounts)	2019	2018	2017
Cost of product revenue	$1	$3	$—
Cost of service and other revenue	57	40	8
Selling and marketing	103	101	88
Research and development	136	133	122
General and administrative	104	105	108
Total share-based compensation expense	401	382	326
Income tax benefit	(200)	(199)	(179)
Decrease in net income	$201	$183	$147

Decrease in net income per share:
Basic	$0.77	$0.71	$0.57
Diluted	$0.76	$0.70	$0.56

We capitalized $4 million in share-based compensation related to internal use software projects during the twelve months ended July 31, 2019, $3 million during the twelve months ended July 31, 2018, and $7 million during the twelve months ended July 31, 2017.

Determining Fair Value
Valuation and Amortization Methods
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

Intuit Fiscal 2019 Form 10-K	81

Tables of Contents

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
We used the following assumptions to estimate the fair value of stock options granted and shares purchased under our Employee Stock Purchase Plan for the periods indicated:

	Twelve Months Ended July 31,
	2019	2018	2017
Assumptions for stock options:
Expected volatility (range)	26% - 27%	25%	22% - 23%
Weighted average expected volatility	27%	25%	23%
Risk-free interest rate (range)	1.84% - 2.92%	2.84%	1.65% - 1.70%
Expected dividend yield	0.67% - 0.85%	0.72%	0.97% - 1.17%

Assumptions for ESPP:
Expected volatility (range)	21% - 33%	20% - 25%	18% - 21%
Weighted average expected volatility	26%	23%	20%
Risk-free interest rate (range)	1.94% - 2.44%	1.05% - 1.96%	0.30% - 0.89%
Expected dividend yield	0.73% - 0.95%	0.87% - 1.10%	1.09% - 1.10%

Intuit Fiscal 2019 Form 10-K	82

Tables of Contents

Share-Based Awards Available for Grant

A summary of share-based awards available for grant under our 2005 Equity Incentive Plan for the fiscal periods indicated was as follows:

(Shares in thousands)	Shares Available for Grant
Balance at July 31, 2016	8,990
Additional shares authorized	23,110
Restricted stock units granted (1)	(9,160)
Options granted	(1,786)
Share-based awards canceled/forfeited/expired (1)(2)	4,010
Balance at July 31, 2017	25,164
Restricted stock units granted (1)	(6,504)
Options granted	(455)
Share-based awards canceled/forfeited/expired (1)(2)	4,586
Balance at July 31, 2018	22,791
Restricted stock units granted (1)	(5,639)
Options granted	(487)
Share-based awards canceled/forfeited/expired (1)(2)	4,393
Balance at July 31, 2019	21,058
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

Intuit Fiscal 2019 Form 10-K	83

Tables of Contents

Restricted Stock Unit Activity and Related Share-Based Compensation Expense

A summary of restricted stock unit (RSU) activity for the periods indicated was as follows:

(Shares in thousands)	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at July 31, 2016	9,039	$82.30
Granted	3,983	119.84
Vested	(3,121)	86.93
Forfeited	(1,265)	76.75
Nonvested at July 31, 2017	8,636	98.76
Granted	2,828	185.53
Unregistered restricted stock granted in connection with acquisitions	75	163.00
Vested	(2,960)	105.71
Forfeited	(1,196)	88.59
Nonvested at July 31, 2018	7,383	131.50
Granted	2,452	245.40
Vested	(3,123)	129.31
Forfeited	(1,029)	107.40
Nonvested at July 31, 2019	5,683	$186.22

Additional information regarding our RSUs is shown in the table below.

	Twelve Months Ended July 31,
(In millions)	2019	2018	2017
Total fair market value of shares vested	$676	$527	$388

Share-based compensation for RSUs	$351	$326	$274

Total tax benefit related to RSU share-based compensation expense	$141	$143	$130

Cash tax benefits realized for tax deductions for RSUs	$150	$142	$130

At July 31, 2019, there was $961 million of unrecognized compensation cost related to non-vested RSUs with a weighted average vesting period of 3.1 years. We will adjust unrecognized compensation cost for actual forfeitures as they occur.

Intuit Fiscal 2019 Form 10-K	84

Tables of Contents

Stock Option Activity and Related Share-Based Compensation Expense
A summary of stock option activity for the periods indicated was as follows:

	Options Outstanding
(Shares in thousands)	Number of Shares	Weighted Average Exercise Price Per Share
Balance at July 31, 2016	8,346	$88.55
Granted	1,786	135.24
Exercised	(2,213)	69.12
Canceled or expired	(431)	104.78
Balance at July 31, 2017	7,488	104.50
Granted	455	216.64
Exercised	(2,416)	89.41
Canceled or expired	(373)	121.31
Balance at July 31, 2018	5,154	120.26
Granted	487	274.26
Exercised	(1,924)	102.49
Canceled or expired	(343)	138.59
Balance at July 31, 2019	3,374	$150.75

Information regarding stock options outstanding as of July 31, 2019 is summarized below:

	Number of Shares (in thousands)	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value (in millions)
Options outstanding	3,374	4.56	$150.75	$429
Options exercisable	2,187	3.78	$118.11	$365

The aggregate intrinsic values at July 31, 2019 are calculated as the difference between the exercise price of the underlying options and the market price of our common stock for shares that were in-the-money at that date. In-the-money options at July 31, 2019 were options that had exercise prices that were lower than the $277.31 market price of our common stock at that date.
Additional information regarding our stock options and ESPP shares is shown in the table below.

	Twelve Months Ended July 31,
(In millions except per share amounts)	2019	2018	2017
Weighted average fair value of options granted (per share)	$63.18	$50.77	$25.54

Total grant date fair value of options vested	$30	$38	$37

Aggregate intrinsic value of options exercised	$248	$188	$126

Share-based compensation expense for stock options and ESPP	$50	$56	$52

Total tax benefit for stock option and ESPP share-based compensation	$59	$56	$49

Cash received from option exercises	$197	$216	$153

Cash tax benefits realized related to tax deductions for non-qualified option exercises and disqualifying dispositions under all share-based payment arrangements	$58	$53	$46

At July 31, 2019, there was approximately $55 million of unrecognized compensation cost related to non-vested stock options with a weighted average vesting period of 3.1 years. We will adjust unrecognized compensation cost for actual forfeitures as they occur.

Intuit Fiscal 2019 Form 10-K	85

Tables of Contents

Accumulated Other Comprehensive Loss
Comprehensive income consists of two elements, net income and other comprehensive income (loss). Other comprehensive income (loss) items are recorded in the stockholders’ equity section of our consolidated balance sheets and excluded from net income. Our other comprehensive income (loss) consists of unrealized gains and losses on marketable debt securities classified as available-for-sale and foreign currency translation adjustments for subsidiaries with functional currencies other than the U.S. dollar.
The following table shows the components of accumulated other comprehensive loss, net of income taxes, in the stockholders’ equity section of our consolidated balance sheets at the dates indicated.

	July 31,
(In millions)	2019	2018
Unrealized gain (loss) on available-for-sale debt securities	$1	$(2)
Foreign currency translation adjustments	(37)	(34)
Total accumulated other comprehensive loss	$(36)	$(36)

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
We had liabilities related to this plan of $108 million at July 31, 2019 and $97 million at July 31, 2018. We have matched the plan liabilities with similar-performing assets, which are primarily investments in life insurance contracts. These assets are recorded in other long-term assets while liabilities related to obligations are recorded in other current liabilities on our consolidated balance sheets.

401(k) Plan
In the United States, employees who participate in the Intuit Inc. 401(k) Plan may currently contribute up to 50% of pre-tax compensation, subject to Internal Revenue Service limitations and the terms and conditions of the plan. We match a portion of employee contributions, currently 125% up to six percent of salary, subject to Internal Revenue Service limitations. Matching contributions were $59 million for the twelve months ended July 31, 2019; $50 million for the twelve months ended July 31, 2018; and $49 million for the twelve months ended July 31, 2017.

12. Litigation

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

Intuit Fiscal 2019 Form 10-K	86

Tables of Contents

Beginning in May 2019, various lawsuits were filed and certain regulatory inquiries were commenced in connection with our provision and marketing of free online tax preparation programs. We believe that the allegations contained within these lawsuits are without merit. We intend to vigorously defend against the lawsuits and cooperate in the investigations.
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

Small Business & Self-Employed:  This segment serves small businesses and the self-employed around the world, and the accounting professionals who serve and advise them. Our offerings include QuickBooks financial and business management online services and desktop software, payroll solutions, merchant payment processing solutions, and financing for small businesses.
Consumer:  This segment serves consumers and includes do-it-yourself and assisted TurboTax income tax preparation products and services sold in the U.S. and Canada. Our Mint and Turbo offerings serve consumers and help them understand and improve their financial lives by offering a view of their financial health.
Strategic Partner:  This segment serves professional accountants in the U.S. and Canada, who are essential to both small business success and tax preparation and filing. Our professional tax offerings include Lacerte, ProSeries, ProFile, and ProConnect Tax Online.

All of our segments operate primarily in the United States and sell primarily to customers in the United States. Total international net revenue was less than 5% of consolidated total net revenue for the twelve months ended July 31, 2019, 2018 and 2017.
We include expenses such as corporate selling and marketing, product development, general and administrative and share-based compensation, which are not allocated to specific segments, in unallocated corporate items. Unallocated corporate items also include amortization of acquired technology, amortization of other acquired intangible assets, and goodwill and intangible asset impairment charges.
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

Intuit Fiscal 2019 Form 10-K	87

Tables of Contents

The following table shows our financial results by reportable segment for the periods indicated.

	Twelve Months Ended July 31,
(In millions)	2019	2018	2017

Net revenue:
Small Business & Self-Employed	$3,533	$3,061	$2,574
Consumer	2,775	2,508	2,182
Strategic Partner	476	456	440
Total net revenue	$6,784	$6,025	$5,196

Operating income:
Small Business & Self-Employed	$1,549	$1,326	$1,111
Consumer	1,742	1,587	1,376
Strategic Partner	318	284	266
Total segment operating income	3,609	3,197	2,753
Unallocated corporate items:
Share-based compensation expense	(401)	(382)	(326)
Other common expenses	(1,328)	(1,234)	(995)
Amortization of acquired technology	(20)	(15)	(12)
Amortization of other acquired intangible assets	(6)	(6)	(2)
Total unallocated corporate items	(1,755)	(1,637)	(1,335)
Total operating income	$1,854	$1,560	$1,418

Revenue classified by significant product and service offerings was as follows:

	Twelve Months Ended July 31,
(In millions)	2019	2018	2017
Net revenue:

QuickBooks Online Accounting	$980	$695	$448
Online Services	683	511	410
Total Online Ecosystem	1,663	1,206	858
QuickBooks Desktop Accounting	732	716	599
Desktop Services and Supplies	1,138	1,139	1,117
Total Desktop Ecosystem	1,870	1,855	1,716
Small Business & Self-Employed	3,533	3,061	2,574
Consumer	2,775	2,508	2,182
Strategic Partner	476	456	440
Total net revenue	$6,784	$6,025	$5,196

Revenue from our QuickBooks Desktop packaged software products was $167 million, $166 million, and $190 million for the twelve months ended July 31, 2019, 2018, and 2017, respectively. These amounts are included in the QuickBooks Desktop Accounting revenue presented in the table above.

Intuit Fiscal 2019 Form 10-K	88

Tables of Contents

14. Selected Quarterly Financial Data (Unaudited)
The following tables contain selected quarterly financial data for the twelve months ended July 31, 2019 and July 31, 2018.

	Fiscal 2019 Quarter Ended
(In millions, except per share amounts)	October 31	January 31	April 30	July 31
Total net revenue	$1,016	$1,502	$3,272	$994
Cost of revenue	247	285	354	281
All other costs and expenses	779	984	1,134	866
Operating income (loss)	(10)	233	1,784	(153)
Net income (loss)	34	189	1,378	(44)

Basic net income (loss) per share	$0.13	$0.73	$5.30	$(0.17)

Diluted net income (loss) per share	$0.13	$0.72	$5.22	$(0.17)

	Fiscal 2018 Quarter Ended
(In millions, except per share amounts)	October 31	January 31	April 30	July 31
Total net revenue	$910	$1,339	$2,912	$864
Cost of revenue	198	246	305	229
All other costs and expenses	747	899	1,006	835
Operating income (loss)	(35)	194	1,601	(200)
Net income (loss)	(2)	183	1,186	(38)

Basic net income (loss) per share	$(0.01)	$0.72	$4.62	$(0.15)

Diluted net income (loss) per share	$(0.01)	$0.70	$4.53	$(0.15)

Intuit Fiscal 2019 Form 10-K	89

Tables of Contents

INTUIT INC. SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(In millions)	Beginning Balance	Additions Charged to Expense/ Revenue	Deductions	Ending Balance
Year ended July 31, 2019
Allowance for doubtful accounts	$5	$59	$(61)	$3
Reserve for returns and credits	17	190	(183)	24
Reserve for promotional discounts and rebates	10	92	(91)	11

Year ended July 31, 2018
Allowance for doubtful accounts	$46	$58	$(99)	$5
Reserve for returns and credits	14	167	(164)	17
Reserve for promotional discounts and rebates	19	99	(108)	10

Year ended July 31, 2017
Allowance for doubtful accounts	$51	$44	$(49)	$46
Reserve for returns and credits	14	160	(160)	14
Reserve for promotional discounts and rebates	14	113	(108)	19

Intuit Fiscal 2019 Form 10-K	90

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
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of July 31, 2019 based on the guidelines established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of this evaluation, our management has concluded that our internal control over financial reporting was effective as of July 31, 2019 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. We reviewed the results of management’s assessment with the Audit and Risk Committee of Intuit’s Board of Directors.
Ernst & Young LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of July 31, 2019. Their report is included in Item 8 of this Annual Report on Form 10-K.
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

ITEM 9B - OTHER INFORMATION
None.

Intuit Fiscal 2019 Form 10-K	91

Tables of Contents

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Except for the information about our executive officers shown below, the information required by this Item 10 is incorporated by reference from the information contained in our Proxy Statement to be filed with the U.S. Securities and Exchange Commission in connection with the solicitation of proxies for our 2020 Annual Meeting of Stockholders (the “2020 Proxy Statement”) under the sections entitled “Proposal No. 1 - Election of Directors – Our Board Nominees” and “Corporate Governance.”
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
EXECUTIVE OFFICERS
The following table shows Intuit’s executive officers and their areas of responsibility as of July 31, 2019 . Their biographies follow the table.

Name	Age	Position
Sasan K. Goodarzi	51	President, Chief Executive Officer and Director
Brad D. Smith	55	Executive Chairman of the Board of Directors
Scott D. Cook	67	Chairman of the Executive Committee
Michelle M. Clatterbuck	51	Executive Vice President and Chief Financial Officer
J. Alexander Chriss	42	Executive Vice President and General Manager, Small Business & Self-Employed Group
Laura A. Fennell	58	Executive Vice President, Chief People & Places Officer
Gregory N. Johnson	51	Executive Vice President and General Manager, Consumer Group
Kerry J. McLean	55	Senior Vice President, General Counsel and Corporate Secretary
Mark J. Flournoy	53	Vice President, Corporate Controller and Chief Accounting Officer

Mr. Goodarzi has been President and Chief Executive Officer and a member of the Board of Directors since January 2019 and previously served as Executive Vice President and General Manager of Intuit’s Small Business Group since May 2016. He previously was Executive Vice President and General Manager of Intuit’s Consumer Tax Group from August 2015 through April 2016 and from August 2013 to July 2015 served as Senior Vice President and General Manager of the Consumer Tax Group. He served as Intuit’s Senior Vice President and Chief Information Officer from August 2011 to July 2013, having rejoined Intuit after serving as CEO of Nexant Inc., a privately held provider of intelligent grid software and clean energy solutions, beginning in November 2010. During his previous tenure at Intuit from 2004 to 2010, Mr. Goodarzi led several business units including Intuit Financial Services and the professional tax division. Prior to joining Intuit, Mr. Goodarzi worked for Invensys, a global provider of industrial automation, transportation and controls technology, serving as global president of the products group. He also held a number of senior leadership roles in the automation control division at Honeywell Inc. He serves on the board of Atlassian Corporation Plc. Mr. Goodarzi holds a Bachelor’s degree in Electrical Engineering from the University of Central Florida and a Master’s degree in Business Administration from the Kellogg School of Management at Northwestern University.

Mr. Smith has been an Intuit director since 2008, Chairman of the Board from January 2016 through December 2018, and Executive Chairman from January 2019. He served as President and CEO of the Company from January 2008 through December 2018. Mr. Smith joined Intuit in 2003 and has served as Senior Vice President and General Manager, Small Business Division from 2006 to 2007, Senior Vice President and General Manager, QuickBooks from 2005 to 2006, Senior Vice President and General Manager, Consumer Tax Group from 2004 to 2005 and as Vice President and General Manager of Intuit’s Accountant Central and Developer Network from 2003 to 2004. Before joining Intuit, Mr. Smith held the position of Senior Vice President of Marketing and Business Development of ADP, where he held several executive positions from 1996 to 2003. Mr. Smith served on the board of directors of Yahoo! Inc. from 2010 until 2012. Mr. Smith was elected to the board of directors of Nordstrom, Inc. in June 2013, where he is a member of the Compensation Committee and Corporate Governance and Nominating Committee and has served as Chairman of the Board since November 2018. Mr. Smith was also elected to the board of directors of SurveyMonkey in May 2017 and is a member of their Compensation Committee. Mr. Smith holds a

Intuit Fiscal 2019 Form 10-K	92

Tables of Contents

Bachelor’s degree in Business Administration from Marshall University and a Master’s degree in Management from Aquinas College.
Mr. Cook, a founder of Intuit, has been an Intuit director since March 1984 and is currently Chairman of the Executive Committee. He served as Intuit’s Chairman of the Board from February 1993 through July 1998. From April 1984 to April 1994, he served as Intuit’s President and Chief Executive Officer. Mr. Cook has served on the board of directors of The Procter & Gamble Company since 2000 where he chairs the Innovation & Technology Committee. Mr. Cook was also a director of eBay Inc. from 1998 to 2015. Mr. Cook holds a Bachelor of Arts degree in Economics and Mathematics from the University of Southern California and a Master’s degree in Business Administration from Harvard Business School.
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
Mr. Chriss has been Executive Vice President and General Manager of Intuit’s Small Business & Self-Employed Group since January 2019. He previously was Senior Vice President and Chief Product Officer of Intuit’s Small Business Group from January 2017 through December 2018 and Vice President of Intuit’s Self-Employed business from August 2013 through December 2016. Prior to that, Mr. Chriss held various other roles at Intuit since he joined in July 2004. Mr. Chriss holds a Bachelor’s degree in Economics from Tufts University.
Ms. Fennell has been Executive Vice President, Chief People & Places Officer since August 2018 and previously served as Executive Vice President, General Counsel and Corporate Secretary. She served as Senior Vice President, General Counsel and Corporate Secretary from February 2007. Ms. Fennell joined Intuit as Vice President, General Counsel and Corporate Secretary in April 2004. She leads the team responsible for acquiring, developing, mobilizing and rewarding the company's global workforce. Prior to joining Intuit, Ms. Fennell spent nearly eleven years at Sun Microsystems, Inc., most recently as Vice President of Corporate Legal Resources, as well as Acting General Counsel. Prior to joining Sun, she was an associate attorney at Wilson Sonsini, Goodrich & Rosati PC. Ms. Fennell sits on the board of directors of the Children’s Discovery Museum of San Jose. Ms. Fennell holds a Bachelor of Science degree in Business Administration from California State University, Chico and a Juris Doctor from Santa Clara University.
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

ITEM 11 - EXECUTIVE COMPENSATION
The information required by this Item 11 is incorporated by reference from the information contained in our 2020 Proxy Statement under the sections entitled “Corporate Governance – Compensation Committee Interlocks and Insider Participation,” “Director Compensation,” “Equity Compensation Plan Information,” and “Executive Compensation Tables.”

Intuit Fiscal 2019 Form 10-K	93

Tables of Contents

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item 12 is incorporated by reference from the information contained in our 2020 Proxy Statement under the sections entitled “Stock Ownership Information” and “Executive Compensation Tables.”

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item 13 is incorporated by reference from the information contained in our 2020 Proxy Statement under the sections entitled “Corporate Governance – Director Independence” and “Transactions with Related Persons.”

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICE
The information required by this Item 14 is incorporated by reference from the information contained in our 2020 Proxy Statement under the section entitled “Proposal No. 3 – Ratification of Selection of Independent Registered Public Accounting Firm.”

Intuit Fiscal 2019 Form 10-K	94

Tables of Contents

PART IV

ITEM 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

1.	Financial Statements – See Index to Consolidated Financial Statements in Part II, Item 8.

2.	Financial Statement Schedules – See Index to Consolidated Financial Statements in Part II, Item 8.

3.	Exhibits – See Exhibit Index immediately following the signature page of this Annual Report on Form 10-K.

ITEM 16 - FORM 10-K SUMMARY

None.

Intuit Fiscal 2019 Form 10-K	95

Tables of Contents

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

INTUIT INC.
Dated:	August 30, 2019	By:	/s/ MICHELLE M. CLATTERBUCK
Michelle M. Clatterbuck
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Intuit Fiscal 2019 Form 10-K	96

Tables of Contents

POWER OF ATTORNEY
By signing this Annual Report on Form 10-K below, I hereby appoint each of Sasan K. Goodarzi and Michelle M. Clatterbuck as my attorney-in-fact to sign all amendments to this Form 10-K on my behalf, and to file this Form 10-K (including all exhibits and other documents related to the Form 10-K) with the Securities and Exchange Commission. I authorize each of my attorneys-in-fact to (1) appoint a substitute attorney-in-fact for himself and (2) perform any actions that he believes are necessary or appropriate to carry out the intention and purpose of this Power of Attorney. I ratify and confirm all lawful actions taken directly or indirectly by my attorneys-in-fact and by any properly appointed substitute attorneys-in-fact.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date
Principal Executive Officer:
/s/ SASAN K. GOODARZI	President, Chief Executive Officer and Director	August 30, 2019
Sasan K. Goodarzi

Principal Financial Officer:
/s/ MICHELLE M. CLATTERBUCK	Executive Vice President and Chief Financial Officer	August 30, 2019
Michelle M. Clatterbuck

Principal Accounting Officer:
/s/ MARK J. FLOURNOY	Vice President, Corporate Controller and Chief Accounting Officer	August 30, 2019
Mark J. Flournoy

Additional Directors:
/s/ EVE BURTON	Director	August 30, 2019
Eve Burton

/s/ SCOTT D. COOK	Director	August 30, 2019
Scott D. Cook

/s/ RICHARD DALZELL	Director	August 30, 2019
Richard Dalzell

/s/ DEBORAH LIU	Director	August 30, 2019
Deborah Liu

/s/ SUZANNE NORA JOHNSON	Director	August 30, 2019
Suzanne Nora Johnson

/s/ DENNIS D. POWELL	Director	August 30, 2019
Dennis D. Powell

/s/ BRAD D. SMITH	Chairman of the Board of Directors	August 30, 2019
Brad D. Smith

/s/ THOMAS SZKUTAK	Director	August 30, 2019
Thomas Szkutak

/s/ RAUL VAZQUEZ	Director	August 30, 2019
Raul Vazquez

/s/ JEFF WEINER	Director	August 30, 2019
Jeff Weiner

Intuit Fiscal 2019 Form 10-K	97

Tables of Contents

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference Form/File No.	Date

3.01	Restated Intuit Certificate of Incorporation, dated as of January 19, 2000		10-Q	6/14/2000

3.02	Bylaws of Intuit, as amended and restated effective May 5, 2016		8-K	5/9/2016

4.01	Form of Specimen Certificate for Intuit’s Common Stock		10-K	9/15/2009

4.02	Description of Common Stock	X

10.01+	Intuit Inc. Amended and Restated 2005 Equity Incentive Plan, as amended through January 19, 2017		S-8 333-215639	1/20/2017

10.02+	Intuit Inc. Amended and Restated 2005 Equity Incentive Plan, as amended through January 23, 2014		S-8 333-193551	1/24/2014

10.03+	Intuit Inc. Amended and Restated 2005 Equity Incentive Plan, as amended through July 24, 2012		8-K	7/27/2012

10.04+	Forms of Equity Grant Agreements: Executive Chair and EVP Restricted Stock Unit, and CEO Restricted Stock Unit	X

10.05+	Form of Executive Chair Restricted Stock Unit Agreement - service-based vesting		10-Q	2/22/2019

10.06+
Forms of Equity Grant Agreements: EVP-SVP TSR Performance-Based Restricted Stock Unit, CEO TSR Performance-Based Restricted Stock Unit, EVP Time-Based Restricted Stock Unit, CEO Restricted Stock Unit, Stock Option - 4 year vest, Time-Based RSU - 4 year vest (focal), New Hire Time-Based Restricted Stock Unit - 4 year vest
			10-K	8/31/2018

10.07+
Forms of Equity Grant Agreements: Restricted Stock Unit, CEO TSR Performance-Based Restricted Stock Unit, CEO Restricted Stock Unit, Executive TSR Performance-Based Restricted Stock Unit, EVP Restricted Stock Unit, Restricted Stock Unit - MSPP Purchased, Restricted Stock Unit- MSPP Matching, Stock Option
			10-K	9/1/2017

10.08+
Forms of Equity Grant Agreements: CEO Restricted Stock Unit, CEO TSR Performance-Based Restricted Stock Unit, Executive Restricted Stock Unit, EVP/SVP TSR Performance-Based Restricted Stock Unit, Restricted Stock Unit, and Stock Option Agreement
			10-K	9/1/2016

10.09+	Form of CEO Restricted Stock Unit Agreement - time-based vesting (deferred release)		10-K	9/1/2015

10.10+	Form of CEO Restricted Stock Unit Agreement - performance-based - Total Shareholder Return Goals (deferred release)		10-K	9/1/2015

10.11+	Form of Performance-Based Restricted Stock Unit Agreement (total shareholder return goals)		10-K	9/12/2014

10.12+	Form of Amended and Restated 2005 Equity Incentive Plan Non-Qualified Stock Option Grant Agreement: New Hire, Promotion, Retention or Focal Grant		10-K	9/13/2013

10.13+	Form of Restricted Stock Unit Agreement (service-based vesting)		10-K	9/13/2012

10.14+	Form of Restricted Stock Unit Agreement (executive vesting)		10-K	9/13/2012

Intuit Fiscal 2019 Form 10-K	98

Tables of Contents

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference Form/File No.	Date

10.15+	Form of Executive Promotion/New Hire Stock Option Agreement		10-K	9/12/2008

10.16+	Description of Non-Employee Director Compensation, approved October 31, 2018 and effective January 17, 2019		10-Q	11/20/2018

10.17+	Description of Non-Employee Director Compensation, approved October 19, 2017 and effective January 18, 2018		10-Q	11/20/2017

10.18+	Non-employee Director Compensation Program, effective January 21, 2016		10-Q	2/25/2016

10.19+	Forms of Non-employee Director Restricted Stock Unit Agreements		10-Q	11/20/2017

10.20+	Form of Director Restricted Stock Units Initial Grant Agreements		10-Q	3/1/2013

10.21+	Form of Director Restricted Stock Units Initial Grant Agreement for Mid-Year Directors		10-Q	3/1/2013

10.22+	Form of Director Restricted Stock Units Succeeding Grant Agreement		10-Q	3/1/2013

10.23+	Form of Director Restricted Stock Units Succeeding Grant Agreement for Mid-Year Directors		10-Q	3/1/2013

10.24+	Form of Director Restricted Stock Units Conversion Grant Agreement		10-Q	3/1/2013

10.25+	Fourth Amended and Restated Management Stock Purchase Program, updated as of October 30, 2018		10-Q	2/22/2019

10.26+	Third Amended and Restated Management Stock Purchase Program		10-Q	5/24/2016

10.27+	Second Amended and Restated Management Stock Purchase Program		10-Q	2/29/2012

10.28+	Form of Restricted Stock Unit Grant Agreement for MSPP Purchased Award		10-K	9/13/2012

10.29+	Form of Restricted Stock Unit Grant Agreement for MSPP Matching Award		10-K	9/13/2012

10.30+	Form of Intuit Inc. Stock Option Assumption Agreement		S-8	8/5/2009

10.31+	Intuit Executive Relocation Policy		10-K	8/31/2018

10.32+	Intuit Inc. Non-qualified Deferred Compensation Plan, effective January 1, 2009		10-Q	11/20/2017

10.33+	Intuit Inc. 2005 Executive Deferred Compensation Plan, effective January 1, 2005		10-Q	12/10/2004

10.34+	Intuit Executive Deferred Compensation Plan, effective March 15, 2002		10-Q	5/31/2002

10.35+	Intuit Inc. Performance Incentive Plan for Fiscal Year 2018		10-K	9/1/2017

10.36+	Intuit Inc. Performance Incentive Plan for Fiscal Year 2017		10-K	9/1/2016

10.37+	Intuit Inc. Senior Executive Incentive Plan, effective August 1, 2018		10-K	8/31/2018

Intuit Fiscal 2019 Form 10-K	99

Tables of Contents

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference Form/File No.	Date

10.38+	Intuit Inc. Senior Executive Incentive Plan, generally effective October 27, 2015		10-Q	11/20/2017

10.39+	Form of Indemnification Agreement entered into by Intuit with each of its directors and certain officers		10-Q	2/23/2017

10.40+	Executive Chairman Compensation Terms, effective January 1, 2019	X

10.41+	Amendment dated December 1, 2008 to Letter Regarding Terms of Employment by and between Intuit Inc. and Brad D. Smith dated October 1, 2007		10-Q	12/4/2008

10.42+	Letter Regarding Terms of Employment by and between Intuit Inc. and Brad D. Smith, dated October 1, 2007		8-K	10/5/2007

10.43+	Letter regarding Terms of Employment by and between Intuit Inc. and Michelle Clatterbuck dated January 19, 2018		8-K	1/23/2018

10.44+	Letter Regarding Terms of Employment by and between Intuit Inc. and Sasan Goodarzi, dated November 15, 2018		10-Q	11/20/2018

10.45+	Employment offer letter between Intuit Inc. and Sasan Goodarzi dated June 24, 2011 and Employment memo dated July 23, 2013 to Sasan Goodarzi		10-K	9/13/2013

10.46+	Employment memo dated August 20, 2015 to Sasan Goodarzi		10-K	9/1/2015

10.47+	Employment Memo dated August 14, 2014 to Sasan Goodarzi		10-K	9/12/2014

10.48+	Letter regarding Terms of Employment by and between Intuit Inc. and Gregory N. Johnson dated August 1, 2018	X

10.49+	Employment memo dated November 7, 2018 to J. Alexander Chriss dated November 7, 2018 and effective January 1, 2019.	X

10.50
Amended and Restated Credit Agreement dated as of May 2, 2019 among Intuit Inc., the lenders party thereto, Bank of America, N.A., and JPMorgan Chase Bank, N.A., as co-administrative agents, and U.S. Bank National Association and MUFG Bank, LTD., as co-syndication agents, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, JPMorgan Chase Bank, N.A., U.S. Bank National Association, and MUFG Bank, LTD., as joint lead arrangers and joint bookrunners
X

10.51	Free On-Line Electronic Tax Filing Agreement Amendment, effective as of October 31, 2018, between the Internal Revenue Service and Free File Inc.		10-Q	11/20/2018

10.52	Free On-Line Electronic Tax Filing Agreement Amendment, effective as of October 30, 2005 between the Internal Revenue Service and the Free File Alliance, LLC		10-Q	12/5/2005

10.53	Free On-Line Electronic Tax Filing Agreement Amendment dated November 5, 2009 between the Internal Revenue Service and the Free File Alliance, LLC		10-Q	12/4/2009

10.54	Free On-Line Electronic Tax Filing Agreement Amendment, effective as of October 30, 2014, between the Internal Revenue Service and Free File, Inc.		10-K	9/12/2014

10.55	Eighth Memorandum of Understanding on Service Standards and Disputes between the Internal Revenue Service and Free File Inc.		10-Q	11/20/2018

10.56#	Master Services Agreement between Intuit and Arvato Services, Inc., dated May 28, 2003		10-K	9/19/2003

Intuit Fiscal 2019 Form 10-K	100

Tables of Contents

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference Form/File No.	Date

10.57	Second Amendment to Master Service Agreement between Intuit and Arvato Services, Inc., effective May 29, 2007		10-K	9/14/2007

10.58#	Amendment 3 to Master Services Agreement between Intuit and Arvato Services, Inc., effective April 1, 2008		10-Q	5/30/2008

10.59#	Amendment 5 to the Master Services Agreement between Intuit and Arvato Digital Services LLC effective August 19, 2010		10-Q	12/6/2010

10.60	Amended and Restated Amendment Seven to the Master Service Agreement by and between Intuit and Arvato Digital Services effective September 1, 2013		10-Q	11/22/2013

10.61	Amendment 8 to the Master Services Agreement between Intuit and Arvato Digital Services LLC effective August 1, 2014		10-K	9/12/2014

10.62	Lease Agreement dated as of July 31, 2003 between Intuit and Charleston Properties for 2475, 2500, 2525, 2535 and 2550 Garcia Avenue, Mountain View, CA		10-K	9/19/2003

10.63	Lease Agreement dated as of July 31, 2003 between Intuit and Charleston Properties for 2650, 2675, 2700 and 2750 Coast Avenue and 2600 Casey Avenue, Mountain View, California		10-K	9/19/2003

10.64	Second Amendment to Lease Agreement Phase 1, effective January 1, 2011, between Intuit Inc. and Charleston Properties		10-Q	3/1/2011

10.65	Third Amendment to Lease Agreement Phase 2, effective January 1, 2011, between Intuit Inc. and Charleston Properties		10-Q	3/1/2011

21.01	List of Intuit’s Subsidiaries	X

23.01	Consent of Independent Registered Public Accounting Firm	X

24.01	Power of Attorney (see signature page)	X

31.01	Certification of Chief Executive Officer	X

31.02	Certification of Chief Financial Officer	X

32.01*	Section 1350 Certification (Chief Executive Officer)	X

32.02*	Section 1350 Certification (Chief Financial Officer)	X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X

101.SCH	XBRL Taxonomy Extension Schema	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

Intuit Fiscal 2019 Form 10-K	101

Tables of Contents

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference Form/File No.	Date

101.DEF	XBRL Taxonomy Extension Definition Linkbase	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X
______________________

+	Indicates a management contract or compensatory plan or arrangement.
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

Intuit Fiscal 2019 Form 10-K	102