Form 10-Q
period 2019-10-31
INTUIT INC
filed 2019-11-21
CIK 896878

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended October 31, 2019
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 260,300,339 shares of Common Stock, $0.01 par value, were outstanding at November 15, 2019.

INTUIT INC. FORM 10-Q INDEX

Page
PART I - FINANCIAL INFORMATION

ITEM 1: Financial Statements (Unaudited)

Condensed Consolidated Statements of Operations for the three months ended October 31, 2019 and 2018	4

Condensed Consolidated Statements of Comprehensive Income for the three months ended October 31, 2019 and 2018	5

Condensed Consolidated Balance Sheets at October 31, 2019 and July 31, 2019	6

Condensed Consolidated Statements of Stockholders’ Equity for the three months ended October 31, 2019 and 2018	7

Condensed Consolidated Statements of Cash Flows for the three months ended October 31, 2019 and 2018	8

Notes to Condensed Consolidated Financial Statements	9

ITEM 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

ITEM 3: Quantitative and Qualitative Disclosures about Market Risk	36

ITEM 4: Controls and Procedures	37

PART II - OTHER INFORMATION

ITEM 1: Legal Proceedings	38

ITEM 1A: Risk Factors	38

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds	50

ITEM 6: Exhibits	50

Signatures	51

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

Intuit Q1 Fiscal 2020 Form 10-Q	2

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. Please also see the section entitled "Risk Factors" in Item 1A of Part II of this Report for important information to consider when evaluating these statements. All statements in this report, other than statements that are purely historical, are forward-looking statements. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “forecast,” “estimate,” “seek,” and similar expressions also identify forward-looking statements. In this report, forward-looking statements include, without limitation, the following:

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

Intuit Q1 Fiscal 2020 Form 10-Q	3

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

INTUIT INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended
(In millions, except per share amounts)	October 31, 2019	October 31, 2018
Net revenue:
Product	$353	$347
Service and other	812	669
Total net revenue	1,165	1,016
Costs and expenses:
Cost of revenue:
Cost of product revenue	17	15
Cost of service and other revenue	267	227
Amortization of acquired technology	6	5
Selling and marketing	383	346
Research and development	334	294
General and administrative	146	137
Amortization of other acquired intangible assets	2	2
Total costs and expenses	1,155	1,026
Operating income (loss)	10	(10)
Interest expense	(2)	(4)
Interest and other income, net	14	—
Income (loss) before income taxes	22	(14)
Income tax benefit	(35)	(48)
Net income	$57	$34

Basic net income per share	$0.22	$0.13
Shares used in basic per share calculations	261	260

Diluted net income per share	$0.22	$0.13
Shares used in diluted per share calculations	264	264

Cash dividends declared per common share	$0.53	$0.47
See accompanying notes.

Intuit Q1 Fiscal 2020 Form 10-Q	4

INTUIT INC. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended
(In millions)	October 31, 2019	October 31, 2018

Net income	$57	$34
Other comprehensive income (loss), net of income taxes:
Unrealized gain on available-for-sale debt securities	1	—
Foreign currency translation loss	—	(4)
Total other comprehensive income (loss), net	1	(4)
Comprehensive income	$58	$30

See accompanying notes.

Intuit Q1 Fiscal 2020 Form 10-Q	5

INTUIT INC. CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(In millions)	October 31, 2019	July 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$1,630	$2,116
Investments	625	624
Accounts receivable, net	104	87
Income taxes receivable	86	65
Prepaid expenses and other current assets	304	266
Current assets before funds held for customers	2,749	3,158
Funds held for customers	413	436
Total current assets	3,162	3,594
Long-term investments	13	13
Property and equipment, net	773	780
Operating lease right-of-use assets	307	—
Goodwill	1,655	1,655
Acquired intangible assets, net	49	54
Other assets	224	187
Total assets	$6,183	$6,283

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$50	$50
Accounts payable	272	274
Accrued compensation and related liabilities	201	385
Deferred revenue	554	619
Other current liabilities	267	202
Current liabilities before customer fund deposits	1,344	1,530
Customer fund deposits	413	436
Total current liabilities	1,757	1,966
Long-term debt	373	386
Long-term deferred income tax liabilities	68	37
Operating lease liabilities	297	—
Other long-term obligations	55	145
Total liabilities	2,550	2,534
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock and additional paid-in capital	5,881	5,775
Treasury stock, at cost	(11,750)	(11,611)
Accumulated other comprehensive loss	(35)	(36)
Retained earnings	9,537	9,621
Total stockholders’ equity	3,633	3,749
Total liabilities and stockholders’ equity	$6,183	$6,283
See accompanying notes

Intuit Q1 Fiscal 2020 Form 10-Q	6

INTUIT INC. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)

	Three Months Ended October 31, 2019
(In millions, except shares in thousands)	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
Balance at July 31, 2019	260,180	$5,775	$(11,611)	$(36)	$9,621	$3,749
Comprehensive income	—	—	—	1	57	58
Issuance of stock under employee stock plans, net of shares withheld for employee taxes	690	(6)		—	—	(6)
Stock repurchases under stock repurchase programs	(515)	—	(139)	—	—	(139)
Dividends and dividend rights declared ($0.53 per share)	—	—	—	—	(141)	(141)
Share-based compensation expense	—	112	—	—	—	112
Balance at October 31, 2019	260,355	$5,881	$(11,750)	$(35)	$9,537	$3,633

	Three Months Ended October 31, 2018
(In millions, except shares in thousands)	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
Balance at July 31, 2018	258,616	$5,338	$(11,050)	$(36)	$8,564	$2,816
Comprehensive income	—	—	—	(4)	34	30
Issuance of stock under employee stock plans, net of shares withheld for employee taxes	1,422	57	—	—	—	57
Stock repurchases under stock repurchase programs	(467)	—	(101)	—	—	(101)
Dividends and dividend rights declared ($0.47 per share)	—	—	—	—	(126)	(126)
Share-based compensation expense	—	106	—	—	—	106
Balance at October 31, 2018	259,571	$5,501	$(11,151)	$(40)	$8,472	$2,782

See accompanying notes.

Intuit Q1 Fiscal 2020 Form 10-Q	7

INTUIT INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended
(In millions)	October 31, 2019	October 31, 2018
Cash flows from operating activities:
Net income	$57	$34
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	49	51
Amortization of acquired intangible assets	8	6
Non-cash operating lease cost	16	—
Share-based compensation expense	111	105
Deferred income taxes	(18)	(9)
Other	4	2
Total adjustments	170	155
Changes in operating assets and liabilities:
Accounts receivable	(16)	21
Income taxes receivable	(22)	(47)
Prepaid expenses and other assets	(63)	(72)
Accounts payable	(5)	24
Accrued compensation and related liabilities	(180)	(191)
Deferred revenue	(68)	(69)
Operating lease liabilities	(14)	—
Other liabilities	14	2
Total changes in operating assets and liabilities	(354)	(332)
Net cash used in operating activities	(127)	(143)
Cash flows from investing activities:
Purchases of corporate and customer fund investments	(207)	(70)
Sales of corporate and customer fund investments	53	33
Maturities of corporate and customer fund investments	156	41
Purchases of property and equipment	(38)	(35)
Originations of term loans to small businesses	(81)	(76)
Principal repayments of term loans from small businesses	79	52
Other	(19)	4
Net cash used in investing activities	(57)	(51)
Cash flows from financing activities:
Repayment of debt	(13)	(13)
Proceeds from issuance of stock under employee stock plans	63	120
Payments for employee taxes withheld upon vesting of restricted stock units	(71)	(63)
Cash paid for purchases of treasury stock	(140)	(95)
Dividends and dividend rights paid	(141)	(129)
Net change in customer fund deposits	(23)	71
Other	—	(2)
Net cash used in financing activities	(325)	(111)
Effect of exchange rates on cash, cash equivalents, restricted cash, and restricted cash equivalents	—	(4)
Net decrease in cash, cash equivalents, restricted cash, and restricted cash equivalents	(509)	(309)
Cash, cash equivalents, restricted cash, and restricted cash equivalents at beginning of period	2,352	1,631
Cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period	$1,843	$1,322

Reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents reported within the condensed consolidated balance sheets to the total amounts reported on the condensed consolidated statements of cash flows

Cash and cash equivalents	$1,630	$1,084
Restricted cash and restricted cash equivalents included in funds held for customers	213	238
Total cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period	$1,843	$1,322

See accompanying notes.

Intuit Q1 Fiscal 2020 Form 10-Q	8

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
Our flagship brands, QuickBooks, TurboTax and Mint, help customers run their small businesses, pay employees and send invoices, separate business and personal expenses, track their money, and file income taxes. ProSeries and Lacerte are our leading tax preparation offerings for professional accountants. Incorporated in 1984 and headquartered in Mountain View, California, we sell our products and services primarily in the United States.

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
Effective August 1, 2019, we adopted the requirements of Accounting Standards Update (ASU) 2016-02, "Leases (Topic 842)" (ASC 842) using the modified retrospective approach, under which financial results reported in prior periods were not restated. As a result, the condensed consolidated balance sheet as of October 31, 2019 is not comparable with that as of July 31, 2019.
Funds held for customers represent cash held on behalf of our customers that is invested in cash and cash equivalents and investment-grade available-for-sale debt securities. The purchases, sales and maturities of the investments for our funds held for customers are presented in investing activities in the condensed consolidated statements of cash flows. Customer fund deposits consist of amounts we owe on behalf of our customers. We present the net change in customer fund deposits in financing activities in the condensed consolidated statements of cash flows. For the three months ended October 31, 2018, we reclassified $71 million from investing activities to financing activities to conform to the current presentation, resulting in a decrease in net cash used in financing activities with a corresponding offset to net cash used in investing activities.
These unaudited condensed consolidated financial statements and accompanying notes should be read together with the audited consolidated financial statements in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2019. Results for the three months ended October 31, 2019 do not necessarily indicate the results we expect for the fiscal year ending July 31, 2020 or any other future period.

Seasonality
Our Consumer and Strategic Partner offerings have a significant and distinct seasonal pattern as sales and revenue from our income tax preparation products and services are heavily concentrated in the period from November through April. This seasonal pattern results in higher net revenues during our second and third quarters ending January 31 and April 30, respectively.

Significant Accounting Policies
We describe our significant accounting policies in Note 1 to the financial statements in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2019. See the discussion of changes to our lease accounting policy for the adoption of ASC 842, the new leases standard, below. There have been no other changes to our significant accounting policies during the first three months of fiscal 2019.
Leases
Our leases are primarily operating leases for office facilities. We do not have significant finance leases. We determine if an arrangement is a lease and classify it as either a finance or operating lease at lease inception. Operating leases are included in operating lease right-of-use (ROU) assets, other current liabilities, and operating lease liabilities on our condensed consolidated balance sheets.

Intuit Q1 Fiscal 2020 Form 10-Q	9

Operating lease liabilities are recognized at commencement date based on the present value of the future minimum lease payments over the lease term. Our leases generally do not have a readily determinable implicit rate, therefore we use our incremental borrowing rate at the commencement date in determining the present value of future payments. Our incremental borrowing rate is determined based on a yield curve derived from publicly traded bond offerings for companies with similar credit ratings to us. Our lease terms may include options to purchase, extend or terminate the lease when it is reasonably certain that we will exercise that option. We account for the lease and non-lease components as a single lease component.
We measure ROU assets based on the corresponding lease liabilities adjusted for any initial direct costs and prepaid lease payments made to the lessor before or at the commencement date, net of lease incentives. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. Variable lease payments are not included in the calculation of the ROU asset and lease liability and are recognized as lease expense is incurred. Our variable lease payments generally relate to amounts paid to lessors for common area maintenance under our real estate leases.
Our subleases generally do not relieve us of our primary obligations under the corresponding head lease. As a result, we account for the head lease based on the original assessment at inception. We determine if the sublease arrangement is either a sales-type, direct financing, or operating lease at inception. If the total remaining lease cost on the head lease for the term of the sublease is greater than the anticipated sublease income, the ROU asset is assessed for impairment. Our subleases are generally operating leases and we recognize sublease income on a straight-line basis over the sublease term.

Use of Estimates
In preparing our condensed consolidated financial statements in accordance with U.S. generally accepted accounting principles (GAAP), we make certain judgments, estimates, and assumptions that affect the amounts reported in our financial statements and the disclosures made in the accompanying notes. For example, we use judgments and estimates in determining how revenue should be recognized. These judgments and estimates include identifying performance obligations, determining if the performance obligations are distinct, determining the standalone sales price (SSP) and timing of revenue recognition for each distinct performance obligation, and estimating variable consideration to be included in the transaction price. We use estimates in determining the collectibility of accounts receivable and notes receivable, the appropriate levels of various accruals including accruals for litigation contingencies, the discount rate used to calculate lease liabilities, the amount of our worldwide tax provision, and the realizability of deferred tax assets. We also use estimates in determining the remaining economic lives and fair values of acquired intangible assets, property and equipment, and other long-lived assets. In addition, we use assumptions to estimate the fair value of reporting units and share-based compensation. Despite our intention to establish accurate estimates and use reasonable assumptions, actual results may differ from our estimates.

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

Intuit Q1 Fiscal 2020 Form 10-Q	10

The following table presents the composition of shares used in the computation of basic and diluted net income per share for the periods indicated.

	Three Months Ended
(In millions, except per share amounts)	October 31, 2019	October 31, 2018
Numerator:
Net income	$57	$34

Denominator:
Shares used in basic per share amounts:
Weighted average common shares outstanding	261	260

Shares used in diluted per share amounts:
Weighted average common shares outstanding	261	260
Dilutive common equivalent shares from stock options
and restricted stock awards	3	4
Dilutive weighted average common shares outstanding	264	264

Basic and diluted net income per share:
Basic net income per share	$0.22	$0.13

Diluted net income per share	$0.22	$0.13

Shares excluded from diluted net income per share:
Weighted average stock options and restricted stock units that have been excluded from dilutive common equivalent shares outstanding due to their anti-dilutive effect	—	—

Deferred Revenue
Generally, we receive payment at the time we enter into a contract with a customer. We record deferred revenue when we have entered into a contract with a customer and cash payments are received or due prior to transfer of control or satisfaction of the related performance obligation. During the three months ended October 31, 2019, we recognized revenue of $355 million that was included in deferred revenue at July 31, 2019. During the three months ended October 31, 2018, we recognized revenue of $327 million that was included in deferred revenue at July 31, 2018.
Our performance obligations are generally satisfied within 12 months of the initial contract date. As of October 31, 2019 and July 31, 2019, the deferred revenue balance related to performance obligations that will be satisfied after 12 months was $2 million and $4 million, respectively, and is included in other long-term obligations on our condensed consolidated balance sheets.

Notes Receivable and Allowances for Loan Losses
Notes receivable consist of term loans to small businesses and are included in prepaid expenses and other current assets on our condensed consolidated balance sheets. As of October 31, 2019 and July 31, 2019, the notes receivable balance was $96 million and $95 million, respectively, and the allowance for loan losses were not significant. The term loans are not secured and are recorded at amortized cost, net of allowances for loan losses. We maintain an allowance for loan losses to reserve for potentially uncollectible notes receivable. We evaluate the creditworthiness of our loan portfolio on a pooled basis due to its composition of small, homogeneous loans with similar general credit risk and characteristics and apply a loss rate at the time of loan origination. The loss rate and underlying model are updated periodically to reflect actual loan performance and changes in assumptions. We make judgments about the known and inherent risks in the loan portfolio, adverse situations that may affect borrowers’ ability to repay and current economic conditions. When we determine that amounts are uncollectible, we write them off against the allowance.

Concentration of Credit Risk and Significant Customers
No customer accounted for 10% or more of total net revenue in the three months ended October 31, 2019 or October 31, 2018. No customer accounted for 10% or more of gross accounts receivable at October 31, 2019 or July 31, 2019.

Intuit Q1 Fiscal 2020 Form 10-Q	11

Accounting Standards Recently Adopted

Leases - In February 2016 the FASB issued ASU 2016-02, “Leases (Topic 842)”. This standard amends a number of aspects of lease accounting, including requiring lessees to recognize operating leases with a term greater than one year on their balance sheet as a right-of-use asset and corresponding lease liability, measured at the present value of the lease payments. We adopted this standard in the first quarter of our fiscal year beginning August 1, 2019 using the modified retrospective approach, under which financial results reported in prior periods were not adjusted. We elected certain practical expedients, including the relief package practical expedient which among other things allowed us to carry forward the historical lease classifications. We also elected the practical expedient to combine lease and non-lease components for all asset classes.
The adoption of ASC 842 on August 1, 2019 resulted in the recognition of ROU assets and operating lease liabilities of $319 million and $361 million, respectively, related to our operating leases. Adoption of the standard also resulted in the elimination of deferred rent liabilities of $47 million and prepaid rent of $5 million. Adoption did not result in any cumulative-effect adjustments to retained earnings, and there was no material impact to our condensed consolidated statements of operations or our condensed consolidated statements of cash flows.

Accounting Standards Not Yet Adopted
Internal-Use Software - In August 2018 the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2018-15, “Intangibles—Goodwill and Other (Topic 350): Internal-Use Software.” This standard aligns the requirements for capitalizing implementation costs incurred in a cloud computing arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, which means that it will be effective for us in the first quarter of our fiscal year beginning August 1, 2020. Early adoption is permitted. We are currently evaluating the impact of our pending adoption of ASU 2018-15 on our condensed consolidated financial statements.
Goodwill Impairment - In January 2017 the FASB issued ASU 2017-04, “Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” This standard eliminates Step 2 from the goodwill impairment test. Instead, an entity should compare the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, which means that it will be effective for us in the first quarter of our fiscal year beginning August 1, 2020. Early adoption is permitted. We are currently evaluating the impact of our pending adoption of ASU 2017-04 on our condensed consolidated financial statements.
Financial Instruments - In June 2016 the FASB issued ASU 2016-13, “Financial Instruments—Credit Losses (Topic 326).” This standard requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, which means that it will be effective for us in the first quarter of our fiscal year beginning August 1, 2020. Earlier adoption is permitted in the first quarter of our fiscal year beginning August 1, 2019. We are currently evaluating the impact of our pending adoption of ASU 2016-13 on our condensed consolidated financial statements.
We do not expect that any other recently issued accounting pronouncements will have a significant effect on our financial statements.

Intuit Q1 Fiscal 2020 Form 10-Q	12

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

	October 31, 2019				July 31, 2019
(In millions)	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Cash equivalents, primarily time deposits, savings deposit accounts, and money market funds	$1,145	$—	$—	$1,145	$1,647	$—	$—	$1,647
Available-for-sale debt securities:
Municipal bonds	—	3	—	3	—	5	—	5
Corporate notes	—	790	—	790	—	800	—	800
U.S. agency securities	—	32	—	32	—	19	—	19
Total available-for-sale debt securities	—	825	—	825	—	824	—	824
Total assets measured at fair value on a recurring basis	$1,145	$825	$—	$1,970	$1,647	$824	$—	$2,471

Intuit Q1 Fiscal 2020 Form 10-Q	13

The following table summarizes our cash equivalents and available-for-sale debt securities by balance sheet classification and level in the fair value hierarchy at the dates indicated.

	October 31, 2019				July 31, 2019
(In millions)	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents:
In cash and cash equivalents	$1,145	$—	$—	$1,145	$1,647	$—	$—	$1,647
Available-for-sale debt securities:
In investments	$—	$625	$—	$625	$—	$624	$—	$624
In funds held for customers	—	200	—	200	—	200	—	200
Total available-for-sale debt securities	$—	$825	$—	$825	$—	$824	$—	$824

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
There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the three months ended October 31, 2019.

3. Cash and Cash Equivalents, Investments, and Funds Held for Customers
We consider highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. In all periods presented, cash equivalents consist primarily of time deposits, savings deposit accounts, and money market funds. Investments consist primarily of investment-grade available-for-sale debt securities. Funds held for customers represent cash held on behalf of our customers that is invested in cash and cash equivalents and investment-grade available-for-sale securities, restricted for use solely for the purpose of satisfying amounts we owe on behalf of our customers. Except for direct obligations of the United States government, securities issued by agencies of the United States government, and money market funds, we diversify our investments in debt securities by limiting our holdings with any individual issuer.
The following table summarizes our cash and cash equivalents, investments, and funds held for customers by balance sheet classification at the dates indicated.

	October 31, 2019		July 31, 2019
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Classification on condensed consolidated balance sheets:
Cash and cash equivalents	$1,630	$1,630	$2,116	$2,116
Investments	622	625	622	624
Funds held for customers	412	413	436	436
Long-term investments	13	13	13	13
Total cash and cash equivalents, investments, and funds held for customers	$2,677	$2,681	$3,187	$3,189

Intuit Q1 Fiscal 2020 Form 10-Q	14

The following table summarizes our cash and cash equivalents, investments, and funds held for customers by investment category at the dates indicated.

	October 31, 2019		July 31, 2019
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Type of issue:
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$1,843	$1,843	$2,352	$2,352
Available-for-sale debt securities:
Municipal bonds	3	3	5	5
Corporate notes	786	790	798	800
U.S. agency securities	32	32	19	19
Total available-for-sale debt securities	821	825	822	824
Other long-term investments	13	13	13	13
Total cash, cash equivalents, restricted cash, restricted cash equivalents, and investments	$2,677	$2,681	$3,187	$3,189

We use the specific identification method to compute gains and losses on investments. We include realized gains and losses on our available-for-sale debt securities in interest and other income on our condensed consolidated statements of operations. Gross realized gains and losses on our available-for-sale debt securities for the three months ended October 31, 2019 and October 31, 2018 were not significant.
We accumulate unrealized gains and losses on our available-for-sale debt securities, net of tax, in accumulated other comprehensive income or loss in the stockholders’ equity section of our condensed consolidated balance sheets. Gross unrealized gains and losses on our available-for-sale debt securities at October 31, 2019 and July 31, 2019 were not significant.
We periodically review our investment portfolios to determine if any investment is other-than-temporarily impaired due to changes in credit risk or other potential valuation concerns. We believe that the investments we held at October 31, 2019 were not other-than-temporarily impaired. Unrealized losses on available-for-sale debt securities at October 31, 2019 were not significant and were due to changes in interest rates, including market credit spreads, and not due to increased credit risks associated with specific securities. We do not intend to sell these investments. In addition, it is more likely than not that we will not be required to sell them before recovery at par, which may be at maturity.
The following table summarizes our available-for-sale debt securities, included in investments and funds held for customers, classified by the stated maturity date of the security at the dates indicated.

	October 31, 2019		July 31, 2019
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$382	$383	$415	$416
Due within two years	219	221	208	208
Due within three years	190	191	163	164
Due after three years	30	30	36	36
Total available-for-sale debt securities	$821	$825	$822	$824

The following table summarizes our funds held for customers by investment category at the dates indicated.

	October 31, 2019	July 31, 2019
(In millions)
Restricted cash and restricted cash equivalents	$213	$236
Restricted available-for-sale debt securities	200	200
Total funds held for customers	$413	$436

	October 31, 2018	July 31, 2018
(In millions)
Restricted cash and restricted cash equivalents	$238	$167
Restricted available-for-sale debt securities	200	200
Total funds held for customers	$438	$367

Intuit Q1 Fiscal 2020 Form 10-Q	15

4. Current Liabilities

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
At October 31, 2019, $375 million was outstanding under the term loan, of which $50 million was classified as short-term debt. See Note 5, “Long-Term Obligations and Commitments – Long-Term Debt,” for more information regarding the term loan.

Unsecured Revolving Credit Facility
The amended and restated credit agreement we entered into on May 2, 2019 includes a $1 billion unsecured revolving credit facility that will expire on May 2, 2024. Under this agreement we may, subject to certain customary conditions, on one or more occasions increase commitments under the unsecured revolving credit facility in an amount not to exceed $250 million in the aggregate and may extend the maturity date up to two times. Advances under the unsecured revolving credit facility accrue interest at rates that are equal to, at our election, either Bank of America's alternate base rate plus a margin that ranges from 0.0% to 0.1% or the London Interbank Offered Rate (LIBOR) plus a margin that ranges from 0.69% to 1.1%. Actual margins under either election will be based on our senior debt credit ratings. The amended and restated credit agreement includes customary affirmative and negative covenants, including financial covenants that require us to maintain a ratio of total debt to annual earnings before interest, taxes, depreciation and amortization (EBITDA) of not greater than 3.25 to 1.00 as of any date and a ratio of annual EBITDA to annual interest expense of not less than 3.00 to 1.00 as of the last day of each fiscal quarter. As of October 31, 2019 we were compliant with all required covenants. At October 31, 2019 no amounts were outstanding under this unsecured revolving credit facility. We paid no interest on the unsecured revolving credit facility during both the three months ended October 31, 2019 and 2018.

Other Current Liabilities
Other current liabilities were as follows at the dates indicated:

(In millions)	October 31, 2019	July 31, 2019
Executive deferred compensation plan liabilities	$122	$108
Current portion of operating lease liabilities	55	—
Reserve for promotional discounts and rebates	12	11
Reserve for returns and credits	26	24
Current portion of deferred rent	—	6
Current portion of dividend payable	8	7
Other	44	46
Total other current liabilities	$267	$202

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

Intuit Q1 Fiscal 2020 Form 10-Q	16

restated credit agreement includes customary affirmative and negative covenants. See Note 4, “Current Liabilities – Unsecured Revolving Credit Facility,” for more information. The term loan is subject to quarterly principal payments of $12.5 million, with the balance payable on February 1, 2021. At October 31, 2019, $375 million was outstanding under the term loan, of which $50 million was classified as short-term debt. The carrying value of the term loan approximates its fair value. Interest on the term loan is payable monthly. We paid $3 million for interest on the term loan during the three months ended October 31, 2019 and $4 million during the three months ended October 31, 2018.

Secured Revolving Credit Facility
On February 19, 2019, a subsidiary of Intuit entered into a $300 million secured revolving credit facility with a lender. The revolving credit facility is secured by cash and receivables of the subsidiary and is non-recourse to Intuit Inc. Advances under this secured revolving credit facility are used to fund a portion of our loans to qualified small businesses. The secured revolving credit facility is available for use for a term of two years and accrues interest at LIBOR plus 2.39%. Unused portions of the credit facility accrue interest at a rate of 0.50%. Outstanding advances mature on August 19, 2021 and payments made prior to February 19, 2020 are subject to a 1% prepayment fee. The agreement includes certain affirmative and negative covenants, including financial covenants that require the subsidiary to maintain specified financial ratios. As of October 31, 2019 we were compliant with all required covenants. At October 31, 2019, $48 million was outstanding under this facility, with a weighted-average interest rate of 7.39%, which includes the unused facility fee. The outstanding balance is secured by cash and receivables of the subsidiary totaling $105 million. Interest on the facility is payable monthly. We paid $1 million for interest on the secured revolving credit facility during the three months ended October 31, 2019.

Other Long-Term Obligations
Other long-term obligations were as follows at the dates indicated:

(In millions)	October 31, 2019	July 31, 2019
Long-term income tax liabilities	$41	$89
Total deferred rent	—	47
Total dividend payable	12	11
Other	11	12
Total long-term obligations	64	159
Less current portion (included in other current liabilities)	(9)	(14)
Long-term obligations due after one year	$55	$145

Unconditional Purchase Obligations
We describe our purchase obligations in Note 8 to the financial statements in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2019. There were no significant changes in our purchase obligations during the three months ended October 31, 2019.

6. Leases
We lease office facilities under non-cancellable operating lease arrangements. Our facility leases generally provide for periodic rent increases and may contain escalation clauses and renewal options. Our leases have remaining lease terms of less than 1 year to 11 years, some of which include one or more options to extend the leases for up to 10 years per option, generally at rates to be determined in accordance with the agreements. Options to extend the lease are included in the lease liability if they are reasonably certain of being exercised. We do not have significant finance leases.
We sublease certain office facilities to third parties. These subleases have remaining lease terms from 1 to 5 years, and some include options to extend the leases for up to 4 years.

Intuit Q1 Fiscal 2020 Form 10-Q	17

The components of lease expense were as follows:

Three Months Ended
(In millions)	October 31, 2019
Operating lease cost (1)	$18
Variable lease cost	3
Sublease income	(7)
Total net lease cost	$14

(1)	Includes short-term leases, which are not significant for the three months ended October 31, 2019.
Supplemental cash flow information related to operating leases was as follows:

Three Months Ended
October 31, 2019
(In millions)
Cash paid for amounts included in the measurement of operating lease liabilities	$16

Right-of-use assets obtained in exchange for new operating lease liabilities (1)	$322

(1)	Includes $319 million for operating leases existing on August 1, 2019 and $3 million for operating leases that commenced in the first quarter of 2020.
Other information related to operating leases was as follows at the date indicated:

October 31, 2019
Weighted-average remaining lease term for operating leases	5.8
Weighted-average discount rate for operating leases	2.9%

Future minimum lease payments under non-cancellable operating leases as of October 31, 2019 were as follows:

(In millions)	Operating Leases (1)
Fiscal year ending July 31,
2020 (excluding the three months ended October 31, 2019)	$46
2021	73
2022	67
2023	60
2024	58
Thereafter	79
Total future minimum lease payments	383
Less imputed interest	(31)
Present value of lease liabilities	$352

(1)
Non-cancellable sublease proceeds for the remainder of the fiscal year ending July 31, 2020 and the fiscal years ending July 31, 2021, 2022, 2023, 2024, and thereafter of $18 million, $22 million, $10 million, $1 million, $1 million, and $1 million, respectively, are not included in the table above.

Supplemental balance sheet information related to operating leases was as follows at the date indicated:

(In millions)	October 31, 2019

Operating lease right-of-use assets	$307

Other current liabilities	$55
Operating lease liabilities	297
Total operating lease liabilities	$352

Intuit Q1 Fiscal 2020 Form 10-Q	18

As of October 31, 2019, we have additional operating leases of $19 million, primarily for office facilities, that have not yet commenced and therefore are not reflected on the condensed consolidated balance sheet nor in the tables above. These operating leases will commence between fiscal year 2020 and fiscal year 2022 with lease terms of 5 to 10 years.

7. Income Taxes

Effective Tax Rate
We compute our provision for or benefit from income taxes by applying the estimated annual effective tax rate to income or loss from recurring operations and adding the effects of any discrete income tax items specific to the period.
We recognized excess tax benefits on share-based compensation of $29 million and $41 million in our provision for income taxes for the three months ended October 31, 2019 and 2018, respectively.
We recorded a $35 million tax benefit on pretax income of $22 million for the three months ended October 31, 2019. Excluding discrete tax items primarily related to share-based compensation tax benefits, our effective tax rate for the period was 24%. The difference from the federal statutory rate of 21% was primarily due to state income taxes and non-deductible share-based compensation, which were partially offset by the tax benefit we received from the federal research and experimentation credit.
We recorded a $48 million tax benefit on a pretax loss of $14 million for the three months ended October 31, 2018. Excluding discrete tax items primarily related to share-based compensation tax benefits, our effective tax rate for the period was 23% and did not differ significantly from the federal statutory rate of 21%. The difference was primarily due to state income taxes and non-deductible share-based compensation, which were partially offset by the tax benefit we received from the federal research and experimentation credit.

Unrecognized Tax Benefits and Other Considerations
The total amount of our unrecognized tax benefits at July 31, 2019 was $120 million. Net of related deferred tax assets, unrecognized tax benefits were $75 million at that date. If we were to recognize these net benefits, our income tax expense would reflect a favorable net impact of $75 million. There were no material changes to these amounts during the three months ended October 31, 2019. We do not believe that it is reasonably possible that there will be a significant increase or decrease in our unrecognized tax benefits over the next 12 months.
We have offset $52 million of long-term income tax receivable primarily related to fiscal 2018 against our long term liability for uncertain tax positions at October 31, 2019. The fiscal 2018 receivable is related to the government’s approval of a method of accounting change request.

8. Stockholders’ Equity

Stock Repurchase Programs and Treasury Shares
Intuit’s Board of Directors has authorized a series of common stock repurchase programs. Shares of common stock repurchased under these programs become treasury shares. We repurchased 515,000 shares for $139 million under these programs during the three months ended October 31, 2019. Included in this amount were $4 million of repurchases which occurred in late October 2019 and were settled in early November 2019. At October 31, 2019, we had authorization from our Board of Directors to expend up to an additional $2.5 billion for stock repurchases. Future stock repurchases under the current programs are at the discretion of management, and authorization of future stock repurchase programs is subject to the final determination of our Board of Directors.
Our treasury shares are repurchased at the market price on the trade date; accordingly, all amounts paid to reacquire these shares have been recorded as treasury stock on our condensed consolidated balance sheets. Repurchased shares of our common stock are held as treasury shares until they are reissued or retired. When we reissue treasury stock, if the proceeds from the sale are more than the average price we paid to acquire the shares we record an increase in additional paid-in capital. Conversely, if the proceeds from the sale are less than the average price we paid to acquire the shares, we record a decrease in additional paid-in capital to the extent of increases previously recorded for similar transactions and a decrease in retained earnings for any remaining amount.
In the past we have satisfied option exercises and restricted stock unit vesting under our employee equity incentive plans by reissuing treasury shares, and we may do so again in the future. During the second quarter of fiscal 2014 we began issuing new shares of common stock to satisfy option exercises and RSU vesting under our 2005 Equity Incentive Plan. We have not yet

Intuit Q1 Fiscal 2020 Form 10-Q	19

determined the ultimate disposition of the shares that we have repurchased in the past, and consequently we continue to hold them as treasury shares.

Dividends on Common Stock
During the three months ended October 31, 2019 we declared quarterly cash dividends that totaled $0.53 per share of outstanding common stock for a total of $141 million. In November 2019 our Board of Directors declared a quarterly cash dividend of $0.53 per share of outstanding common stock payable on January 21, 2020 to stockholders of record at the close of business on January 10, 2020. Future declarations of dividends and the establishment of future record dates and payment dates are subject to the final determination of our Board of Directors.

Share-Based Compensation Expense
The following table summarizes the total share-based compensation expense that we recorded in operating income or loss for the periods shown.

	Three Months Ended
(In millions)	October 31, 2019	October 31, 2018
Cost of revenue	$15	$14
Selling and marketing	30	30
Research and development	38	35
General and administrative	28	26
Total share-based compensation expense	$111	$105

We capitalized $1 million and $1 million in share-based compensation related to internal use software projects during the three months ended October 31, 2019 and October 31, 2018, respectively.

Share-Based Awards Available for Grant
A summary of share-based awards available for grant under our 2005 Equity Incentive Plan for the three months ended October 31, 2019 was as follows:

(Shares in thousands)	Shares Available for Grant
Balance at July 31, 2019	21,058
Options granted	—
Restricted stock units granted (1)	(524)
Share-based awards canceled/forfeited/expired (1) (2)	1,313
Balance at October 31, 2019	21,847

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

Intuit Q1 Fiscal 2020 Form 10-Q	20

Restricted Stock Unit Activity and Related Share-Based Compensation Expense

A summary of restricted stock unit (RSU) activity for the three months ended October 31, 2019 was as follows:

	Restricted Stock Units
(Shares in thousands)	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at July 31, 2019	5,683	$186.22
Granted	228	270.18
Vested	(416)	138.05
Forfeited	(334)	112.51
Nonvested at October 31, 2019	5,161	$198.57

At October 31, 2019, there was approximately $879 million of unrecognized compensation cost related to non-vested RSUs with a weighted average vesting period of 3.0 years. We will adjust unrecognized compensation cost for actual forfeitures as they occur.

Stock Option Activity and Related Share-Based Compensation Expense
A summary of stock option activity for the three months ended October 31, 2019 was as follows:

	Options Outstanding
(Shares in thousands)	Number of Shares	Weighted Average Exercise Price Per Share
Balance at July 31, 2019	3,374	$150.75
Granted	—	—
Exercised	(231)	118.40
Canceled or expired	(26)	135.92
Balance at October 31, 2019	3,117	$153.26

Exercisable at October 31, 2019	2,092	$120.51

At October 31, 2019, there was approximately $48 million of unrecognized compensation cost related to non-vested stock options with a weighted average vesting period of 2.9 years. We will adjust unrecognized compensation cost for actual forfeitures as they occur.

9. Litigation
Beginning in May 2019, various legal proceedings were filed and certain regulatory inquiries were commenced in connection with the provision and marketing of our free online tax preparation programs. We believe that the allegations contained within the legal proceedings are without merit. We intend to vigorously defend against the legal proceedings and cooperate in the investigations.
Intuit is subject to certain routine legal proceedings, including class action lawsuits, as well as demands, claims, government inquiries and threatened litigation, that arise in the normal course of our business, including assertions that we may be infringing patents or other intellectual property rights of others. Our failure to obtain necessary license or other rights, or litigation arising out of intellectual property claims could adversely affect our business. We currently believe that, in addition to any amounts accrued, the amount of potential losses, if any, for any pending claims of any type (either alone or combined) will not have a material impact on our condensed consolidated financial statements. The ultimate outcome of any litigation is uncertain and, regardless of outcome, litigation can have an adverse impact on Intuit because of defense costs, negative publicity, diversion of management resources and other factors.

Intuit Q1 Fiscal 2020 Form 10-Q	21

10. Segment Information
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
The accounting policies of our reportable segments are the same as those described in the summary of significant accounting policies in Note 1 to the financial statements in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2019 and in Note 1, "Description of Business and Summary of Significant Accounting Policies – Significant Accounting Policies" in this Quarterly Report on Form 10-Q. Except for goodwill and purchased intangible assets, we do not generally track assets by reportable segment and, consequently, we do not disclose total assets by reportable segment.
The following table shows our financial results by reportable segment for the periods indicated.

	Three Months Ended
(In millions)	October 31, 2019	October 31, 2018
Net revenue:
Small Business & Self-Employed	$1,046	$908
Consumer	100	90
Strategic Partner	19	18
Total net revenue	$1,165	$1,016

Operating income (loss):
Small Business & Self-Employed	$550	$460
Consumer	(45)	(41)
Strategic Partner	(21)	(20)
Total segment operating income	484	399
Unallocated corporate items:
Share-based compensation expense	(111)	(105)
Other common expenses	(355)	(297)
Amortization of acquired technology	(6)	(5)
Amortization of other acquired intangible assets	(2)	(2)
Total unallocated corporate items	(474)	(409)
Total operating income (loss)	$10	$(10)

Intuit Q1 Fiscal 2020 Form 10-Q	22

Revenue classified by significant product and service offerings was as follows:

	Three Months Ended
(In millions)	October 31, 2019	October 31, 2018
Net revenue:

QuickBooks Online Accounting	$306	$217
Online Services	195	154
Total Online Ecosystem	501	371
QuickBooks Desktop Accounting	239	228
Desktop Services and Supplies	306	309
Total Desktop Ecosystem	545	537
Small Business & Self-Employed	1,046	908
Consumer	100	90
Strategic Partner	19	18
Total net revenue	$1,165	$1,016

Revenue from our QuickBooks Desktop packaged software products was $27 million for the three months ended October 31, 2019 and $29 million for the three months ended October 31, 2018. These amounts are included in the QuickBooks Desktop Accounting revenue presented in the table above.

Intuit Q1 Fiscal 2020 Form 10-Q	23

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to provide readers of our condensed consolidated financial statements with the perspectives of management. This should allow the readers of this report to obtain a comprehensive understanding of our businesses, strategies, current trends, and future prospects. Our MD&A includes the following sections:

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

• Liquidity and Capital Resources:  Discussion of key aspects of our condensed consolidated statements of cash flows, changes in our condensed consolidated balance sheets, and our financial commitments.

You should note that this MD&A contains forward-looking statements that involve risks and uncertainties. Please see the section entitled “Forward-Looking Statements” immediately preceding Part I for important information to consider when evaluating such statements.
You should read this MD&A in conjunction with the financial statements and related notes in Part I, Item 1 of this Quarterly Report and our Annual Report on Form 10-K for the fiscal year ended July 31, 2019.
We adopted the new lease standard effective August 1, 2019 under the modified retrospective approach applied at the beginning of the period of adoption. See Note 1 to the financial statements in Part I, Item 1 of this Quarterly Report for more information.

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

Intuit Q1 Fiscal 2020 Form 10-Q	24

Our Growth Strategy

At Intuit, our strategy starts with customer obsession. We listen to and observe our customers, understand their challenges, and then use advanced technology, including artificial intelligence (A.I.), to develop innovative solutions designed to solve their problems and help them grow and prosper. For more than three decades, our values have inspired us to innovate and reimagine ways to save people time and money, eliminate drudgery and inspire confidence. We have reinvented and disrupted ourselves to better serve our customers, as we continue to transform into an A.I.-driven expert platform company. Our assessment of external trends - the expectation of more personalized experiences, the digitization of services, as well as the growth in the self-employed workforce - reveals significant opportunities to drive future growth. The result is a shift from traditional services and point solutions to interconnected capabilities that work on platforms and increasingly rely on A.I. and data-driven solutions.
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

Intuit Q1 Fiscal 2020 Form 10-Q	25

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

Overview of Financial Results
The most important financial indicators that we use to assess our business are revenue growth for the company as a whole and for each reportable segment; operating income growth for the company as a whole; earnings per share; and cash flow from operations. We also track certain non-financial drivers of revenue growth and, when material, identify them in the applicable discussions of segment results below. Service offerings are a significant part of our business. Our total service and other revenue was $5.2 billion or 76% of our total revenue in fiscal 2019 and we expect our total service and other revenue to continue to grow in the future.
Key highlights for the first three months of fiscal 2020 include the following:

Revenue of	Small Business & Self-Employed revenue of	Cash, cash equivalents, and investments of
$1.2 B	$1.0 B	$2.3 B
up 15% from the same period of fiscal 2019	up 15% from same period of fiscal 2019

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant impact on our net revenue, operating income or loss, and net income or loss, as well as on the value of certain assets and liabilities on our condensed consolidated balance sheets. We believe that the estimates, assumptions and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2019 have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. We believe that there were no significant changes in those critical accounting policies and estimates during the first three months of fiscal 2020. Senior management has reviewed the development and selection of our critical accounting policies and estimates and their disclosure in this Quarterly Report on Form 10-Q with the Audit and Risk Committee of our Board of Directors.

RESULTS OF OPERATIONS

Financial Overview

(Dollars in millions, except per share amounts)	Q1 FY20	Q1 FY19	$ Change	% Change
Total net revenue	$1,165	$1,016	$149	15%
Operating income (loss)	10	(10)	20	NM
Net income	57	34	23	68%
Diluted net income per share	$0.22	$0.13	$0.09	69%
NM = Not Meaningful
Total net revenue for the first quarter of fiscal 2020 increased $149 million or 15% compared with the same quarter of fiscal 2019. The increase was primarily attributable to an increase in our Small Business & Self-Employed segment revenue due to growth in the Online Ecosystem revenue. Revenue in our Consumer and Strategic Partner segments was seasonally light, consistent with the same quarter of fiscal 2019. See “Segment Results” later in this Item 2 for more information about the results for all of our reportable segments.

Intuit Q1 Fiscal 2020 Form 10-Q	26

We recorded operating income of $10 million for the first quarter of fiscal 2020 compared to a net loss of $10 million in the same quarter of fiscal 2019. The change in operating income was due to the increase in revenue described above partially offset by higher costs and expenses for staffing, outside services, and advertising and marketing. See “Operating Expenses” later in this Item 2 for more information.
Net income increased $23 million for the first quarter of fiscal 2020 compared with the same quarter of fiscal 2019 due to the change in operating income described above partially offset by a decrease in excess tax benefits on share-based compensation. We recognized excess tax benefits on share-based compensation of $29 million and $41 million during the three months ended October 31, 2019 and 2018, respectively, in our provision for income taxes. The decrease in excess tax benefits on share-based compensation was primarily due to a decrease in stock option exercises during the fiscal 2020 period. See “Non-Operating Income and Expenses - Income Taxes” later in this Item 2 for more information. Diluted net income per share increased 69% to $0.22 for the first quarter of fiscal 2020, in line with the increase in net income.

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
Segment operating income or loss is segment net revenue less segment cost of revenue and operating expenses. See “Executive Overview – Industry Trends and Seasonality” earlier in this Item 2 for a description of the seasonality of our business. Segment expenses do not include certain costs, such as corporate selling and marketing, product development, general and administrative expenses, and share-based compensation expenses, which are not allocated to specific segments. These unallocated costs totaled $466 million in the first three months of fiscal 2020 and $402 million in the first three months of fiscal 2019. Unallocated costs increased in the fiscal 2020 period due to increased corporate product development, selling and marketing, and general and administrative expenses in support of the growth of our businesses and higher share-based compensation expenses. Segment expenses also do not include amortization of acquired technology and amortization of other acquired intangible assets which totaled $8 million in the first three months of fiscal 2020 and $7 million in the first three months of fiscal 2019. See Note 10 to the financial statements in Part I, Item 1 of this Quarterly Report for reconciliations of total segment operating income or loss to consolidated operating income or loss for each fiscal period presented.

Intuit Q1 Fiscal 2020 Form 10-Q	27

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

(Dollars in millions)	Q1 FY20	Q1 FY19	% Change
Product revenue	$336	$329	2%
Service and other revenue	710	579	23%
Total segment revenue	$1,046	$908	15%
% of total revenue	90%	89%

Segment operating income	$550	$460	20%
% of related revenue	53%	51%
Revenue for our Small Business & Self-Employed segment increased $138 million or 15% in the first quarter of fiscal 2020 compared with the same period of fiscal 2019 primarily due to growth in Online Ecosystem revenue.
Online Ecosystem
Online Ecosystem revenue increased 35% in the first quarter of fiscal 2020 compared with the same period of fiscal 2019. QuickBooks Online Accounting revenue increased 41% in the first quarter of fiscal 2020 primarily due to an increase in customers as well as higher effective prices and a shift in mix to our higher priced offerings. Online Services revenue increased 27% in the first quarter of fiscal 2020. Online payroll revenue increased due to a shift in mix to our full service offering. Online payments revenue increased due to an increase in customers and an increase in charge volume per customer.
Desktop Ecosystem
Desktop Ecosystem revenue increased 1% for the first quarter of fiscal 2020 compared with the same period of fiscal 2019 primarily due to an increase in customers for our QuickBooks Enterprise Desktop subscription offering partially offset by a decrease in QuickBooks Desktop packaged software sales.
Small Business & Self-Employed segment operating income increased 20% in the first quarter of fiscal 2020 as compared with the same period of fiscal 2019 primarily due to the increase in Online Ecosystem revenue described above partially offset by higher expenses for staffing, outside services, and advertising and marketing.

Intuit Q1 Fiscal 2020 Form 10-Q	28

Consumer

Consumer segment product revenue is derived primarily from TurboTax desktop tax return preparation software and related form updates.
Consumer segment service and other revenue is derived primarily from TurboTax Online and TurboTax Live offerings, electronic tax filing services and connected services, and also from our Mint and Turbo offerings.

(Dollars in millions)	Q1 FY20	Q1 FY19	% Change
Product revenue	$6	$6	—%
Service and other revenue	94	84	12%
Total segment revenue	$100	$90	11%
% of total revenue	8%	9%

Segment operating loss	$(45)	$(41)	10%
% of related revenue	(45)%	(46)%
Total Consumer segment revenue increased $10 million or 11% in the first quarter of fiscal 2020 compared with the same period of fiscal 2019. Due to the seasonal nature of our Consumer offerings, we typically generate nominal revenue from Consumer products and services in our first fiscal quarter compared with our second and third fiscal quarters. The majority of revenue for the first quarter of each fiscal year is for the filing of extended returns for the previous tax year.
In our first fiscal quarter, our Consumer segment typically generates operating losses because revenue is nominal while we continue to incur operating expenses for functions such as research and development and general and administrative.
Because of the seasonality of our Consumer revenue, we do not believe that revenue or operating results for the first quarter of fiscal 2020 is indicative of trends for the current fiscal year. We will not have substantially complete results for the 2019 tax season until the third quarter of fiscal 2020.

Intuit Q1 Fiscal 2020 Form 10-Q	29

Strategic Partner

Strategic Partner segment product revenue is derived primarily from Lacerte, ProSeries, and ProFile desktop tax preparation software products and related form updates.
Strategic Partner segment service and other revenue is derived primarily from ProConnect Tax Online tax products, electronic tax filing service, connected services and, bank products.

(Dollars in millions)	Q1 FY20	Q1 FY19	% Change
Product revenue	$11	$12	(8)%
Service and other revenue	8	6	33%
Total segment revenue	$19	$18	6%
% of total revenue	2%	2%

Segment operating loss	$(21)	$(20)	5%
% of related revenue	(111)%	(111)%
Total Strategic Partner segment revenue increased 6% in the first quarter of fiscal 2020 compared with the same period of fiscal 2019. Due to the seasonal nature of our Strategic Partner offerings, we typically generate nominal revenue from professional tax products and services in our first fiscal quarter compared with our second and third fiscal quarters. The majority of revenue for the first quarter of each fiscal year is for the filing of extended returns for the previous tax year.
In our first fiscal quarter, our Strategic Partner segment typically generates operating losses because revenue is nominal while we continue to incur operating expenses for functions such as research and development and general and administrative.
Because of the seasonality of our Strategic Partner revenue, we do not believe that revenue or operating results for the first quarter of fiscal 2020 is indicative of trends for the current fiscal year. We will not have substantially complete results for the 2019 tax season until the third quarter of fiscal 2020.

Intuit Q1 Fiscal 2020 Form 10-Q	30

Cost of Revenue

(Dollars in millions)	Q1 FY20	% of Related Revenue	Q1 FY19	% of Related Revenue
Cost of product revenue	$17	5%	$15	4%
Cost of service and other revenue	267	33%	227	34%
Amortization of acquired technology	6	n/a	5	n/a
Total cost of revenue	$290	25%	$247	24%
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
Cost of product revenue as a percentage of product revenue was relatively consistent in the first quarter of fiscal 2020 compared with the same period of fiscal 2019. We expense costs of product revenue as they are incurred for delivered software and we do not defer any of these costs when product revenue is deferred.
Cost of service and other revenue as a percentage of service and other revenue was relatively consistent in the first quarter of fiscal 2020 compared with the same period of fiscal 2019.

Operating Expenses

(Dollars in millions)	Q1 FY20	% of Total Net Revenue	Q1 FY19	% of Total Net Revenue
Selling and marketing	$383	32%	$346	34%
Research and development	334	29%	294	29%
General and administrative	146	13%	137	14%
Amortization of other acquired intangible assets	2	—%	2	—%
Total operating expenses	$865	74%	$779	77%
Total operating expenses as a percentage of total net revenue decreased in the first quarter of fiscal 2020 compared to the same period of fiscal 2019. Total net revenue for the first quarter of fiscal 2020 increased $149 million or 15% while total operating expenses for the quarter increased $86 million or 11%. Total operating expenses increased $38 million for staffing expenses due to higher headcount, $25 million for outside services, and $5 million for advertising and marketing expenses.

Non-Operating Income and Expenses
Interest Expense
Interest expense of $2 million for the first three months of fiscal 2020 consisted primarily of interest on our unsecured term loan and secured revolving credit facility. Interest expense of $4 million for the first three months of fiscal 2019 consisted primarily of interest on our unsecured term loan.

Intuit Q1 Fiscal 2020 Form 10-Q	31

Interest and Other Income, Net

(In millions)	Q1 FY20	Q1 FY19
Interest income (1)	$12	$7
Net gain (loss) on executive deferred compensation plan assets (2)	3	(5)
Other	(1)	(2)
Total interest and other income, net	$14	$—
(1) Interest income in the first quarter of fiscal 2020 increased compared to the same quarter of fiscal 2019 due to higher average invested balances and higher average interest rates.

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
We recorded a $35 million tax benefit on pretax income of $22 million for the three months ended October 31, 2019. Excluding discrete tax items primarily related to share-based compensation tax benefits, our effective tax rate for the period was 24%. The difference from the federal statutory rate of 21% was primarily due to state income taxes and non-deductible share-based compensation, which were partially offset by the tax benefit we received from the federal research and experimentation credit.
We recorded a $48 million tax benefit on a pretax loss of $14 million for the three months ended October 31, 2018. Excluding discrete tax items primarily related to share-based compensation tax benefits, our effective tax rate for the period was 23% and did not differ significantly from the federal statutory rate of 21%. The difference was primarily due to state income taxes and non-deductible share-based compensation, which were partially offset by the tax benefit we received from the federal research and experimentation credit.

LIQUIDITY AND CAPITAL RESOURCES

Overview
At October 31, 2019, our cash, cash equivalents and investments totaled $2.3 billion, a decrease of $485 million from July 31, 2019 due to the factors discussed under “Statements of Cash Flows” below. Our primary sources of liquidity have been cash from operations, which entails the collection of accounts receivable for products and services, and borrowings under our credit facility. Our primary uses of cash have been for research and development programs, selling and marketing activities, capital projects, acquisitions of businesses, debt service costs and debt repayment, repurchases of our common stock under our stock repurchase programs, and the payment of cash dividends. As discussed in “Executive Overview – Industry Trends and Seasonality” earlier in this Item 2, our business is subject to significant seasonality. The balance of our cash, cash equivalents, and investments generally fluctuates with that seasonal pattern. We believe the seasonality of our business is likely to continue in the future.
The following table summarizes selected measures of our liquidity and capital resources at the dates indicated:

(Dollars in millions)	October 31, 2019	July 31, 2019	$ Change	% Change
Cash, cash equivalents, and investments	$2,255	$2,740	$(485)	(18)%
Long-term investments	13	13	—	—%
Short-term debt	50	50	—	—%
Long-term debt	373	386	(13)	(3)%
Working capital	1,405	1,628	(223)	(14)%
Ratio of current assets to current liabilities	1.8 : 1	1.8 : 1
We have historically generated significant cash from operations and we expect to continue to do so in the future. Our cash, cash equivalents, and investments totaled $2.3 billion at October 31, 2019. None of those funds were restricted and approximately 88% of those funds were located in the U.S. Our unsecured revolving credit facility is available to us for general corporate purposes, including future acquisitions and stock repurchases. At October 31, 2019, no amounts were outstanding

Intuit Q1 Fiscal 2020 Form 10-Q	32

under the unsecured revolving credit facility. Our secured revolving credit facility is available to fund a portion of our loans to qualified small businesses. At October 31, 2019, $48 million was outstanding under the secured revolving credit facility.
We evaluate, on an ongoing basis, the merits of acquiring technology or businesses, or establishing strategic relationships with and investing in other companies. Our strong liquidity profile enables us to quickly respond to these types of opportunities.
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

Statements of Cash Flows
The following table summarizes selected items from our condensed consolidated statements of cash flows for the first three months of fiscal 2020 and fiscal 2019. See the financial statements in Part I, Item 1 of this Quarterly Report for complete condensed consolidated statements of cash flows for those periods.

	Three Months Ended
(Dollars in millions)	October 31, 2019	October 31, 2018	$ Change
Net cash used in:
Operating activities	$(127)	$(143)	$16
Investing activities	(57)	(51)	(6)
Financing activities	(325)	(111)	(214)
Effect of exchange rates on cash, cash equivalents, restricted cash, and restricted cash equivalents	—	(4)	4
Net decrease in cash, cash equivalents, restricted cash, and restricted cash equivalents	$(509)	$(309)	$(200)

Our primary sources and uses of cash were as follows:
Three Months Ended
October 31, 2019	October 31, 2018
 Sources of cash:

• Issuance of common stock under employee stock plans

 Uses of cash:

• Operations
• Payment of accrued bonuses for fiscal 2019
• Repurchases of shares of our common stock
• Payment of cash dividends and dividend rights
• Capital expenditures
• Repayment of debt
• Net originations of term loans to small businesses

 Sources of cash:

• Issuance of common stock under employee stock plans

 Uses of cash:

• Operations
• Payment of accrued bonuses for fiscal 2018
• Repurchases of shares of our common stock
• Payment of cash dividends and dividend rights
• Capital expenditures
• Net originations of term loans to small businesses
• Repayment of debt

Stock Repurchase Programs, Treasury Shares, and Dividends on Common Stock
As described in Note 8 to the financial statements in Part I, Item 1 of this Quarterly Report, during the first three months of fiscal 2020 we continued to repurchase shares of our common stock under repurchase programs that our Board of Directors has authorized. At October 31, 2019, we had authorization from our Board of Directors to expend up to an additional $2.5 billion for stock repurchases. We currently expect to continue repurchasing our common stock on a quarterly basis; however, future stock repurchases under the current program are at the discretion of management, and authorization of future stock repurchase programs is subject to the final determination of our Board of Directors.
We have continued to pay quarterly cash dividends on shares of our outstanding common stock. During the three months ended October 31, 2019 we declared quarterly cash dividends that totaled $0.53 per share of outstanding common stock for a total of $141 million. In November 2019 our Board of Directors declared a quarterly cash dividend of $0.53 per share of

Intuit Q1 Fiscal 2020 Form 10-Q	33

outstanding common stock payable on January 21, 2020 to stockholders of record at the close of business on January 10, 2020. We currently expect to continue paying comparable cash dividends on a quarterly basis; however, future declarations of dividends and the establishment of future record dates and payment dates are subject to the final determination of our Board of Directors.

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
Under the amended and restated credit agreement we may, subject to certain customary conditions, on one or more occasions increase commitments under the unsecured revolving credit facility in an amount not to exceed $250 million in the aggregate and may extend the maturity date up to two times. Advances under the unsecured revolving credit facility accrue interest at rates that are equal to, at our election, either Bank of America's alternate base rate plus a margin that ranges from 0.0% to 0.1% or the London Interbank Offered Rate (LIBOR) plus a margin that ranges from 0.69% to 1.1%. Actual margins under either election will be based on our senior debt credit ratings. At October 31, 2019, no amounts were outstanding under the unsecured revolving credit facility. We monitor counterparty risk associated with the institutional lenders that are providing the credit facility. We currently believe that the credit facility will be available to us should we choose to borrow under it.
On May 2, 2019 $400 million was outstanding on the term loan under the amended and restated credit agreement. Under this agreement we may, subject to certain customary conditions, on one or more occasions increase commitments under the term loan in an amount not to exceed $400 million in the aggregate. The term loan accrues interest at rates that are equal to, at our election, either Bank of America's alternate base rate plus a margin that ranges from 0.0% to 0.125% or LIBOR plus a margin that ranges from 0.625% to 1.125%. Actual margins under either election will be based on our senior debt credit ratings. The term loan is subject to quarterly principal payments of $12.5 million with the balance payable on February 1, 2021. At October 31, 2019, $375 million was outstanding under the term loan.
The amended and restated credit agreement includes customary affirmative and negative covenants, including financial covenants that require us to maintain a ratio of total debt to annual earnings before interest, taxes, depreciation and amortization (EBITDA) of not greater than 3.25 to 1.00 as of any date and a ratio of annual EBITDA to annual interest expense of not less than 3.00 to 1.00 as of the last day of each fiscal quarter. As of October 31, 2019 we were compliant with all required covenants.
Secured Revolving Credit Facility
On February 19, 2019, a subsidiary of Intuit entered into a $300 million secured revolving credit facility with a lender. The revolving credit facility is secured by cash and receivables of the subsidiary and is non-recourse to Intuit Inc. Advances under this secured revolving credit facility are used to fund a portion of our loans to qualified small businesses. The secured revolving credit facility is available for use for a term of two years and accrues interest at LIBOR plus 2.39%. Unused portions of the credit facility accrue interest at a rate of 0.50%. Outstanding advances mature on August 19, 2021 and payments made prior to February 19, 2020 are subject to a 1% prepayment fee. The agreement includes certain affirmative and negative covenants, including financial covenants that require the subsidiary to maintain specified financial ratios. As of October 31, 2019 we were compliant with all required covenants. At October 31, 2019, $48 million was outstanding under this facility, with a weighted-average interest rate of 7.39%, which includes the unused facility fee. The outstanding balance is secured by cash and receivables of the subsidiary totaling $105 million.

Cash Held by Foreign Subsidiaries
Our cash, cash equivalents, and investments totaled $2.3 billion at October 31, 2019. Approximately 12% of those funds were held by our foreign subsidiaries and subject to repatriation tax considerations. These foreign funds were located primarily in Canada, the United Kingdom, and India. As a result of the 2017 Tax Act we do not expect to pay incremental U.S. taxes on repatriation. We have recorded income tax expense for Canada and India withholding and distribution taxes on earnings that are not permanently reinvested. In the event that funds from foreign operations are repatriated to the United States, we would pay withholding or distribution taxes at that time.

Intuit Q1 Fiscal 2020 Form 10-Q	34

Off-Balance Sheet Arrangements
At October 31, 2019, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.
Contractual Obligations
We presented our contractual obligations at July 31, 2019 in our Annual Report on Form 10-K for the fiscal year then ended. There were no significant changes to our contractual obligations during the first three months of fiscal 2020.
Recent Accounting Pronouncements
For a description of recent accounting pronouncements, if any, and the potential impact of these pronouncements on our condensed consolidated financial statements, see Note 1 to the financial statements in Part I, Item 1 of this Quarterly Report.

Intuit Q1 Fiscal 2020 Form 10-Q	35

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes to our quantitative and qualitative disclosures about market risk during the three months ended October 31, 2019. See Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended July 31, 2019 for a detailed discussion of our market risks.

Intuit Q1 Fiscal 2020 Form 10-Q	36

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

Intuit Q1 Fiscal 2020 Form 10-Q	37

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
Our consumer tax business also faces significant potential competition from the public sector, where we face the risk of federal and state taxing authorities proposing revenue raising strategies that involve developing and providing government tax software or other government return preparation systems at public expense. These or similar programs may be introduced or expanded in the future, which may change the voluntary compliance tax system in ways that could cause us to lose customers and revenue. The IRS Free File Program is currently the sole means by which the IRS offers tax software to taxpayers, and as part of the program the IRS has agreed it will not offer a duplicative or competing service. Under this program, the IRS has worked with private industry to provide more than 56 million free returns since 2003, utilizing donated private sector tax software and e-filing services for low and middle income taxpayers at no cost to the government or individual users. However, its continuation depends on a number of factors, including increasing public awareness of and access to the free program, as well as continued government support. The current agreement is scheduled to expire in October 2021. Recently, we have become the subject of certain legal proceedings and regulatory inquiries relating to the provision and marketing of the product that we offer under the IRS Free File Program. While we believe that the allegations in these proceedings are without merit, the proceedings may decrease the government’s support of such program and increase the likelihood that such program is terminated. If the Free File Program were to be terminated and the IRS were to enter the software development and return preparation space, the federal government would become a publicly funded direct competitor of the U.S. tax services industry and of Intuit. Government funded services that curtail or eliminate the role of taxpayers in preparing their own taxes could potentially have material and adverse revenue implications.

Intuit Q1 Fiscal 2020 Form 10-Q	38

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
Our consumer and professional tax businesses depend significantly on revenue from customers who return each year to use our updated tax preparation and filing software and services. As our existing products mature, encouraging customers to purchase product upgrades becomes more challenging unless new product releases provide features and functionality that have meaningful incremental value. We also provide additional customer benefits by utilizing customer data available to us through our existing offerings. If we are not able to develop and clearly demonstrate the value of new or upgraded products or services to our customers, or effectively utilize our customers’ data to provide them with value, our revenues may be harmed. In addition, as we continue to introduce and expand our new business models, including offerings that are free to end users, our customers may not perceive value in the additional benefits and services we offer beyond our free offering and may choose not to pay for those additional benefits or we may be unsuccessful in increasing customer adoption of these offerings or our risk profile may change, resulting in loss of revenue.
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

Intuit Q1 Fiscal 2020 Form 10-Q	39

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

Intuit Q1 Fiscal 2020 Form 10-Q	40

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

Intuit Q1 Fiscal 2020 Form 10-Q	41

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

Intuit Q1 Fiscal 2020 Form 10-Q	42

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

Intuit Q1 Fiscal 2020 Form 10-Q	43

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

Intuit Q1 Fiscal 2020 Form 10-Q	44

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

Intuit Q1 Fiscal 2020 Form 10-Q	45

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
We are subject to various legal proceedings (including class action lawsuits), claims and regulatory inquiries that have arisen out of the ordinary conduct of our business and are not yet resolved and additional claims and inquiries may arise in the future. The number and significance of these claims and inquiries may increase as our businesses evolve. Any proceedings, claims or inquiries initiated by or against us, whether successful or not, may be time consuming; result in costly litigation, damage awards, consent decrees, injunctive relief or increased costs of business; require us to change our business practices or products; require significant amounts of management time; result in diversion of significant operations resources; or otherwise harm our business and future financial results. For further information about specific litigation, see Part II, Item 1, “Legal Proceedings”.
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

Intuit Q1 Fiscal 2020 Form 10-Q	46

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

Intuit Q1 Fiscal 2020 Form 10-Q	47

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
Our acquisitions have resulted in significant expenses, including amortization and impairment of acquired technology and other acquired intangible assets, and impairment of goodwill. Total costs and expenses in these categories were $26 million in fiscal 2019; $21 million in fiscal 2018; and $14 million in fiscal 2017. Although under current accounting rules goodwill is not amortized, we may incur impairment charges related to the goodwill already recorded and to goodwill arising out of future acquisitions. We test the impairment of goodwill annually in our fourth fiscal quarter or more frequently if indicators of impairment arise. The timing of the formal annual test may result in charges to our statement of operations in our fourth fiscal quarter that may not have been reasonably foreseen in prior periods. At October 31, 2019, we had $1.7 billion in goodwill and $49 million in net acquired intangible assets on our condensed consolidated balance sheet, both of which may be subject to impairment charges in the future. New acquisitions, and any impairment of the value of acquired intangible assets, may have a significant negative impact on our future financial results.
We have incurred indebtedness and may incur other debt in the future, which may adversely affect our financial condition and future financial results.
As of October 31, 2019, we had an aggregate of $423 million of indebtedness outstanding under our credit facilities. We may incur additional debt in the future.
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

Intuit Q1 Fiscal 2020 Form 10-Q	48

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

Intuit Q1 Fiscal 2020 Form 10-Q	49

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities By The Issuer And Affiliated Purchasers
Stock repurchase activity during the three months ended October 31, 2019 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans
August 1, 2019 through August 31, 2019	187,300	$275.49	187,300	$2,636,535,062
September 1, 2019 through September 30, 2019	144,000	$271.93	144,000	$2,597,377,611
October 1, 2019 through October 31, 2019	183,288	$262.44	183,288	$2,549,276,267
Total	514,588	$269.84	514,588
Note: All of the shares purchased during the three months ended October 31, 2019 were purchased under a plan we announced on August 19, 2016 under which we are authorized to repurchase up to $2 billion of our common stock. On August 21, 2018 our Board approved a new stock repurchase program under which we are authorized to repurchase up to an additional $2 billion of our common stock. At October 31, 2019, authorization from our Board of Directors to expend up to $2.5 billion remained available under these plans.

ITEM 6 - EXHIBITS
See the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q.

Intuit Q1 Fiscal 2020 Form 10-Q	50

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTUIT INC. (Registrant)
Date:	November 21, 2019	By:	/s/ MICHELLE M. CLATTERBUCK
Michelle M. Clatterbuck
Executive Vice President and Chief Financial Officer (Authorized Officer and Principal Financial Officer)

Intuit Q1 Fiscal 2020 Form 10-Q	51

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference

31.01	Certification of Chief Executive Officer	X

31.02	Certification of Chief Financial Officer	X

32.01*	Section 1350 Certification (Chief Executive Officer)	X

32.02*	Section 1350 Certification (Chief Financial Officer)	X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X

101.SCH	XBRL Taxonomy Extension Schema	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X
________________________________

*	This exhibit is intended to be furnished and shall not be deemed “filed” for purposes of the Securities Exchange Act of 1934, as amended.

Intuit Q1 Fiscal 2020 Form 10-Q	52