Form 10-Q
period 2020-01-31
INTUIT INC
filed 2020-02-24
CIK 896878

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended January 31, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 260,489,463 shares of Common Stock, $0.01 par value, were outstanding at February 18, 2020.

INTUIT INC. FORM 10-Q INDEX

Page
PART I - FINANCIAL INFORMATION

ITEM 1: Financial Statements (Unaudited)

Condensed Consolidated Statements of Operations for the three and six months ended January 31, 2020 and 2019	4

Condensed Consolidated Statements of Comprehensive Income for the three and six months ended January 31, 2020 and 2019	5

Condensed Consolidated Balance Sheets at January 31, 2020 and July 31, 2019	6

Condensed Consolidated Statements of Stockholders’ Equity for the three and six months ended January 31, 2020 and 2019	7

Condensed Consolidated Statements of Cash Flows for the six months ended January 31, 2020 and 2019	8

Notes to Condensed Consolidated Financial Statements	9

ITEM 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

ITEM 3: Quantitative and Qualitative Disclosures about Market Risk	38

ITEM 4: Controls and Procedures	39

PART II - OTHER INFORMATION

ITEM 1: Legal Proceedings	40

ITEM 1A: Risk Factors	40

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds	52

ITEM 6: Exhibits	52

Signatures	53

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

Intuit Q2 Fiscal 2020 Form 10-Q	2

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

•
our assessments and beliefs regarding the future outcome of pending legal proceedings and inquiries by regulatory authorities, the liability, if any, that Intuit may incur as a result of those proceedings and inquiries, and the impact of any potential losses associated with such proceedings or inquiries on our financial statements; and

•	our expectations and beliefs regarding the pending acquisition of Credit Karma, Inc.
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

Intuit Q2 Fiscal 2020 Form 10-Q	3

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

INTUIT INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended		Six Months Ended
(In millions, except per share amounts)	January 31, 2020	January 31, 2019	January 31, 2020	January 31, 2019
Net revenue:
Product	$545	$533	$898	$880
Service and other	1,151	969	1,963	1,638
Total net revenue	1,696	1,502	2,861	2,518
Costs and expenses:
Cost of revenue:
Cost of product revenue	24	26	41	41
Cost of service and other revenue	310	254	577	481
Amortization of acquired technology	6	5	12	10
Selling and marketing	593	548	976	894
Research and development	333	295	667	589
General and administrative	159	140	305	277
Amortization of other acquired intangible assets	1	1	3	3
Total costs and expenses	1,426	1,269	2,581	2,295
Operating income	270	233	280	223
Interest expense	(3)	(4)	(5)	(8)
Interest and other income, net	15	6	29	6
Income before income taxes	282	235	304	221
Income tax provision (benefit)	42	46	7	(2)
Net income	$240	$189	$297	$223

Basic net income per share	$0.92	$0.73	$1.14	$0.86
Shares used in basic per share calculations	261	260	261	260

Diluted net income per share	$0.91	$0.72	$1.13	$0.84
Shares used in diluted per share calculations	264	264	264	264

Cash dividends declared per common share	$0.53	$0.47	$1.06	$0.94
See accompanying notes.

Intuit Q2 Fiscal 2020 Form 10-Q	4

INTUIT INC. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended		Six Months Ended
(In millions)	January 31, 2020	January 31, 2019	January 31, 2020	January 31, 2019

Net income	$240	$189	$297	$223
Other comprehensive income (loss), net of income taxes:
Unrealized gain on available-for-sale debt securities	1	1	2	1
Foreign currency translation gain (loss)	(1)	3	(1)	(1)
Total other comprehensive income, net	—	4	1	—
Comprehensive income	$240	$193	$298	$223

See accompanying notes.

Intuit Q2 Fiscal 2020 Form 10-Q	5

INTUIT INC. CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(In millions)	January 31, 2020	July 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$1,641	$2,116
Investments	625	624
Accounts receivable, net	603	87
Income taxes receivable	52	65
Prepaid expenses and other current assets	308	266
Current assets before funds held for customers	3,229	3,158
Funds held for customers	461	436
Total current assets	3,690	3,594
Long-term investments	13	13
Property and equipment, net	758	780
Operating lease right-of-use assets	297	—
Goodwill	1,655	1,655
Acquired intangible assets, net	41	54
Other assets	247	187
Total assets	$6,701	$6,283

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$38	$50
Accounts payable	455	274
Accrued compensation and related liabilities	261	385
Deferred revenue	671	619
Other current liabilities	318	202
Current liabilities before customer fund deposits	1,743	1,530
Customer fund deposits	461	436
Total current liabilities	2,204	1,966
Long-term debt	373	386
Long-term deferred income tax liabilities	55	37
Operating lease liabilities	286	—
Other long-term obligations	56	145
Total liabilities	2,974	2,534
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock and additional paid-in capital	6,014	5,775
Treasury stock, at cost	(11,889)	(11,611)
Accumulated other comprehensive loss	(35)	(36)
Retained earnings	9,637	9,621
Total stockholders’ equity	3,727	3,749
Total liabilities and stockholders’ equity	$6,701	$6,283
See accompanying notes

Intuit Q2 Fiscal 2020 Form 10-Q	6

INTUIT INC. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)

	Three Months Ended January 31, 2020
(In millions, except shares in thousands)	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
Balance at October 31, 2019	260,355	$5,881	$(11,750)	$(35)	$9,537	$3,633
Comprehensive income	—	—	—	—	240	240
Issuance of stock under employee stock plans, net of shares withheld for employee taxes	686	25		—	—	25
Stock repurchases under stock repurchase programs	(524)	—	(139)	—	—	(139)
Dividends and dividend rights declared ($0.53 per share)	—	—	—	—	(140)	(140)
Share-based compensation expense	—	108	—	—	—	108
Balance at January 31, 2020	260,517	$6,014	$(11,889)	$(35)	$9,637	$3,727

	Six Months Ended January 31, 2020
(In millions, except shares in thousands)	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
Balance at July 31, 2019	260,180	$5,775	$(11,611)	$(36)	$9,621	$3,749
Comprehensive income	—	—	—	1	297	298
Issuance of stock under employee stock plans, net of shares withheld for employee taxes	1,376	19		—	—	19
Stock repurchases under stock repurchase programs	(1,039)	—	(278)	—	—	(278)
Dividends and dividend rights declared ($1.06 per share)	—	—	—	—	(281)	(281)
Share-based compensation expense	—	220	—	—	—	220
Balance at January 31, 2020	260,517	$6,014	$(11,889)	$(35)	$9,637	$3,727

	Three Months Ended January 31, 2019
(In millions, except shares in thousands)	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
Balance at October 31, 2018	259,571	$5,501	$(11,151)	$(40)	$8,472	$2,782
Comprehensive income	—	—	—	4	189	193
Issuance of stock under employee stock plans, net of shares withheld for employee taxes	414	21	—	—	—	21
Stock repurchases under stock repurchase programs	(875)	—	(177)	—	—	(177)
Dividends and dividend rights declared ($0.47 per share)	—	—	—	—	(124)	(124)
Share-based compensation expense	—	101	—	—	—	101
Balance at January 31, 2019	259,110	$5,623	$(11,328)	$(36)	$8,537	$2,796

	Six Months Ended January 31, 2019
(In millions, except shares in thousands)	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
Balance at July 31, 2018	258,616	$5,338	$(11,050)	$(36)	$8,564	$2,816
Comprehensive income	—	—	—	—	223	223
Issuance of stock under employee stock plans, net of shares withheld for employee taxes	1,836	78	—	—	—	78
Stock repurchases under stock repurchase programs	(1,342)	—	(278)	—	—	(278)
Dividends and dividend rights declared ($0.94 per share)	—	—	—	—	(250)	(250)
Share-based compensation expense	—	207	—	—	—	207
Balance at January 31, 2019	259,110	$5,623	$(11,328)	$(36)	$8,537	$2,796
See accompanying notes.

Intuit Q2 Fiscal 2020 Form 10-Q	7

INTUIT INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended
(In millions)	January 31, 2020	January 31, 2019
Cash flows from operating activities:
Net income	$297	$223
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	98	99
Amortization of acquired intangible assets	16	13
Non-cash operating lease cost	32	—
Share-based compensation expense	218	205
Deferred income taxes	(30)	(21)
Other	4	6
Total adjustments	338	302
Changes in operating assets and liabilities:
Accounts receivable	(516)	(456)
Income taxes receivable	13	(1)
Prepaid expenses and other assets	(82)	(54)
Accounts payable	175	210
Accrued compensation and related liabilities	(121)	(146)
Deferred revenue	51	58
Operating lease liabilities	(28)	—
Other liabilities	63	62
Total changes in operating assets and liabilities	(445)	(327)
Net cash provided by operating activities	190	198
Cash flows from investing activities:
Purchases of corporate and customer fund investments	(357)	(153)
Sales of corporate and customer fund investments	73	42
Maturities of corporate and customer fund investments	287	106
Purchases of property and equipment	(68)	(80)
Originations of term loans to small businesses	(166)	(152)
Principal repayments of term loans from small businesses	155	116
Other	(20)	13
Net cash used in investing activities	(96)	(108)
Cash flows from financing activities:
Repayment of debt	(25)	(25)
Proceeds from issuance of stock under employee stock plans	121	154
Payments for employee taxes withheld upon vesting of restricted stock units	(104)	(76)
Cash paid for purchases of treasury stock	(278)	(274)
Dividends and dividend rights paid	(280)	(251)
Net change in customer fund deposits	25	67
Other	(1)	(5)
Net cash used in financing activities	(542)	(410)
Effect of exchange rates on cash, cash equivalents, restricted cash, and restricted cash equivalents	(2)	(2)
Net decrease in cash, cash equivalents, restricted cash, and restricted cash equivalents	(450)	(322)
Cash, cash equivalents, restricted cash, and restricted cash equivalents at beginning of period	2,352	1,631
Cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period	$1,902	$1,309

Reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents reported within the condensed consolidated balance sheets to the total amounts reported on the condensed consolidated statements of cash flows

Cash and cash equivalents	$1,641	$1,075
Restricted cash and restricted cash equivalents included in funds held for customers	261	234
Total cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period	$1,902	$1,309

See accompanying notes.

Intuit Q2 Fiscal 2020 Form 10-Q	8

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
Effective August 1, 2019, we adopted the requirements of Accounting Standards Update (ASU) 2016-02, "Leases (Topic 842)" (ASC 842) using the modified retrospective approach, under which financial results reported in prior periods were not restated. As a result, the condensed consolidated balance sheet as of January 31, 2020 is not comparable with that as of July 31, 2019.
Funds held for customers represent cash held on behalf of our customers that is invested in cash and cash equivalents and investment-grade available-for-sale debt securities. The purchases, sales and maturities of the investments for our funds held for customers are presented in investing activities in the condensed consolidated statements of cash flows. Customer fund deposits consist of amounts we owe on behalf of our customers. We present the net change in customer fund deposits in financing activities in the condensed consolidated statements of cash flows. For the six months ended January 31, 2019, we reclassified $67 million from investing activities to financing activities to conform to the current presentation, resulting in a decrease in net cash used in financing activities with a corresponding offset to net cash used in investing activities.
These unaudited condensed consolidated financial statements and accompanying notes should be read together with the audited consolidated financial statements in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2019. Results for the six months ended January 31, 2020 do not necessarily indicate the results we expect for the fiscal year ending July 31, 2020 or any other future period.

Seasonality
Our Consumer and Strategic Partner offerings have a significant and distinct seasonal pattern as sales and revenue from our income tax preparation products and services are heavily concentrated in the period from November through April. This seasonal pattern results in higher net revenues during our second and third quarters ending January 31 and April 30, respectively.

Significant Accounting Policies
We describe our significant accounting policies in Note 1 to the financial statements in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2019. See the discussion of changes to our lease accounting policy for the adoption of ASC 842, the new leases standard, below. There have been no other changes to our significant accounting policies during the first six months of fiscal 2020.
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

Intuit Q2 Fiscal 2020 Form 10-Q	9

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

Intuit Q2 Fiscal 2020 Form 10-Q	10

The following table presents the composition of shares used in the computation of basic and diluted net income per share for the periods indicated.

	Three Months Ended		Six Months Ended
(In millions, except per share amounts)	January 31, 2020	January 31, 2019	January 31, 2020	January 31, 2019
Numerator:
Net income	$240	$189	$297	$223

Denominator:
Shares used in basic per share amounts:
Weighted average common shares outstanding	261	260	261	260

Shares used in diluted per share amounts:
Weighted average common shares outstanding	261	260	261	260
Dilutive common equivalent shares from stock options
and restricted stock awards	3	4	3	4
Dilutive weighted average common shares outstanding	264	264	264	264

Basic and diluted net income per share:
Basic net income per share	$0.92	$0.73	$1.14	$0.86

Diluted net income per share	$0.91	$0.72	$1.13	$0.84

Shares excluded from diluted net income per share:
Weighted average stock options and restricted stock units that have been excluded from dilutive common equivalent shares outstanding due to their anti-dilutive effect	—	1	—	1

Deferred Revenue
Generally, we receive payment at the time we enter into a contract with a customer. We record deferred revenue when we have entered into a contract with a customer and cash payments are received or due prior to transfer of control or satisfaction of the related performance obligation. During the three and six months ended January 31, 2020, we recognized revenue of $154 million and $509 million, respectively, that was included in deferred revenue at July 31, 2019. During the three and six months ended January 31, 2019, we recognized revenue of $149 million and $476 million, respectively, that was included in deferred revenue at July 31, 2018.
Our performance obligations are generally satisfied within 12 months of the initial contract date. As of January 31, 2020 and July 31, 2019, the deferred revenue balance related to performance obligations that will be satisfied after 12 months was $4 million and $4 million, respectively, and is included in other long-term obligations on our condensed consolidated balance sheets.

Notes Receivable and Allowances for Loan Losses
Notes receivable consist of term loans to small businesses and are included in prepaid expenses and other current assets on our condensed consolidated balance sheets. As of January 31, 2020 and July 31, 2019, the notes receivable balance was $103 million and $95 million, respectively, and the allowances for loan losses were not significant. The term loans are not secured and are recorded at amortized cost, net of allowances for loan losses. We maintain an allowance for loan losses to reserve for potentially uncollectible notes receivable. We evaluate the creditworthiness of our loan portfolio on a pooled basis due to its composition of small, homogeneous loans with similar general credit risk and characteristics and apply a loss rate at the time of loan origination. The loss rate and underlying model are updated periodically to reflect actual loan performance and changes in assumptions. We make judgments about the known and inherent risks in the loan portfolio, adverse situations that may affect borrowers’ ability to repay and current economic conditions. When we determine that amounts are uncollectible, we write them off against the allowance.

Concentration of Credit Risk and Significant Customers
No customer accounted for 10% or more of total net revenue in the three or six months ended January 31, 2020 or January 31, 2019. Due to the seasonality of our consumer tax offerings, one large retailer accounted for 11% of gross accounts receivable at January 31, 2020. No customer accounted for 10% or more of gross accounts receivable at July 31, 2019.

Intuit Q2 Fiscal 2020 Form 10-Q	11

Accounting Standards Recently Adopted

Leases - In February 2016 the Financial Accounting Standards Board (FASB) issued ASU 2016-02, “Leases (Topic 842)”. This standard amends a number of aspects of lease accounting, including requiring lessees to recognize operating leases with a term greater than one year on their balance sheet as a right-of-use asset and corresponding lease liability, measured at the present value of the lease payments. We adopted this standard in the first quarter of our fiscal year beginning August 1, 2019 using the modified retrospective approach, under which financial results reported in prior periods were not adjusted. We elected certain practical expedients, including the relief package practical expedient which among other things allowed us to carry forward the historical lease classifications. We also elected the practical expedient to combine lease and non-lease components for all asset classes.
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

Accounting Standards Not Yet Adopted
Internal-Use Software - In August 2018 the FASB issued Accounting Standards Update (ASU) 2018-15, “Intangibles—Goodwill and Other (Topic 350): Internal-Use Software.” This standard aligns the requirements for capitalizing implementation costs incurred in a cloud computing arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, which means that it will be effective for us in the first quarter of our fiscal year beginning August 1, 2020. Early adoption is permitted. We are currently evaluating the impact of our pending adoption of ASU 2018-15 on our condensed consolidated financial statements.
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

Intuit Q2 Fiscal 2020 Form 10-Q	12

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

	January 31, 2020			July 31, 2019
(In millions)	Level 1	Level 2	Total Fair Value	Level 1	Level 2	Total Fair Value
Assets:
Cash equivalents, primarily time deposits, savings deposit accounts, and money market funds	$1,222	$—	$1,222	$1,647	$—	$1,647
Available-for-sale debt securities:
Municipal bonds	—	1	1	—	5	5
Corporate notes	—	794	794	—	800	800
U.S. agency securities	—	30	30	—	19	19
Total available-for-sale debt securities	—	825	825	—	824	824
Total assets measured at fair value on a recurring basis	$1,222	$825	$2,047	$1,647	$824	$2,471

The following table summarizes our cash equivalents and available-for-sale debt securities by balance sheet classification and level in the fair value hierarchy at the dates indicated.

	January 31, 2020			July 31, 2019
(In millions)	Level 1	Level 2	Total Fair Value	Level 1	Level 2	Total Fair Value
Cash equivalents:
In cash and cash equivalents	$1,173	$—	$1,173	$1,647	$—	$1,647
In funds held for customers	49	—	49	—	—	—
Total cash equivalents	$1,222	$—	$1,222	$1,647	$—	$1,647
Available-for-sale debt securities:
In investments	$—	$625	$625	$—	$624	$624
In funds held for customers	—	200	200	—	200	200
Total available-for-sale debt securities	$—	$825	$825	$—	$824	$824

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

Intuit Q2 Fiscal 2020 Form 10-Q	13

There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the six months ended January 31, 2020.

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

	January 31, 2020		July 31, 2019
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Classification on condensed consolidated balance sheets:
Cash and cash equivalents	$1,641	$1,641	$2,116	$2,116
Investments	621	625	622	624
Funds held for customers	461	461	436	436
Long-term investments	13	13	13	13
Total cash and cash equivalents, investments, and funds held for customers	$2,736	$2,740	$3,187	$3,189

The following table summarizes our cash and cash equivalents, investments, and funds held for customers by investment category at the dates indicated.

	January 31, 2020		July 31, 2019
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Type of issue:
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$1,902	$1,902	$2,352	$2,352
Available-for-sale debt securities:
Municipal bonds	1	1	5	5
Corporate notes	790	794	798	800
U.S. agency securities	30	30	19	19
Total available-for-sale debt securities	821	825	822	824
Other long-term investments	13	13	13	13
Total cash, cash equivalents, restricted cash, restricted cash equivalents, and investments	$2,736	$2,740	$3,187	$3,189

We use the specific identification method to compute gains and losses on investments. We include realized gains and losses on our available-for-sale debt securities in interest and other income on our condensed consolidated statements of operations. Gross realized gains and losses on our available-for-sale debt securities for the three and six months ended January 31, 2020 and January 31, 2019 were not significant.
We accumulate unrealized gains and losses on our available-for-sale debt securities, net of tax, in accumulated other comprehensive income or loss in the stockholders’ equity section of our condensed consolidated balance sheets. Gross unrealized gains and losses on our available-for-sale debt securities at January 31, 2020 and July 31, 2019 were not significant.
We periodically review our investment portfolios to determine if any investment is other-than-temporarily impaired due to changes in credit risk or other potential valuation concerns. We believe that the investments we held at January 31, 2020 were not other-than-temporarily impaired. Unrealized losses on available-for-sale debt securities at January 31, 2020 were not significant and were due to changes in interest rates, including market credit spreads, and not due to increased credit risks associated with specific securities. We do not intend to sell these investments. In addition, it is more likely than not that we will not be required to sell them before recovery at par, which may be at maturity.

Intuit Q2 Fiscal 2020 Form 10-Q	14

The following table summarizes our available-for-sale debt securities, included in investments and funds held for customers, classified by the stated maturity date of the security at the dates indicated.

	January 31, 2020		July 31, 2019
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$397	$397	$415	$416
Due within two years	216	218	208	208
Due within three years	177	178	163	164
Due after three years	31	32	36	36
Total available-for-sale debt securities	$821	$825	$822	$824

The following table summarizes our funds held for customers by investment category at the dates indicated.

	January 31, 2020	July 31, 2019
(In millions)
Restricted cash and restricted cash equivalents	$261	$236
Restricted available-for-sale debt securities	200	200
Total funds held for customers	$461	$436

	January 31, 2019	July 31, 2018
(In millions)
Restricted cash and restricted cash equivalents	$234	$167
Restricted available-for-sale debt securities	200	200
Total funds held for customers	$434	$367

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
At January 31, 2020, $363 million was outstanding under the term loan, of which $38 million was classified as short-term debt. See Note 5, “Long-Term Obligations and Commitments – Long-Term Debt,” for more information regarding the term loan.

Unsecured Revolving Credit Facility
The amended and restated credit agreement we entered into on May 2, 2019 includes a $1 billion unsecured revolving credit facility that will expire on May 2, 2024. Under this agreement we may, subject to certain customary conditions, on one or more occasions increase commitments under the unsecured revolving credit facility in an amount not to exceed $250 million in the aggregate and may extend the maturity date up to two times. Advances under the unsecured revolving credit facility accrue interest at rates that are equal to, at our election, either Bank of America's alternate base rate plus a margin that ranges from 0.0% to 0.1% or the London Interbank Offered Rate (LIBOR) plus a margin that ranges from 0.69% to 1.1%. Actual margins under either election will be based on our senior debt credit ratings. The amended and restated credit agreement includes customary affirmative and negative covenants, including financial covenants that require us to maintain a ratio of total debt to annual earnings before interest, taxes, depreciation and amortization (EBITDA) of not greater than 3.25 to 1.00 as of any date and a ratio of annual EBITDA to annual interest expense of not less than 3.00 to 1.00 as of the last day of each fiscal quarter. As of January 31, 2020 we were compliant with all required covenants. At January 31, 2020 no amounts were outstanding under this unsecured revolving credit facility. We paid no interest on the unsecured revolving credit facility during both the six months ended January 31, 2020 and 2019.

Intuit Q2 Fiscal 2020 Form 10-Q	15

Other Current Liabilities
Other current liabilities were as follows at the dates indicated:

(In millions)	January 31, 2020	July 31, 2019
Executive deferred compensation plan liabilities	$121	$108
Current portion of operating lease liabilities	57	—
Reserve for promotional discounts and rebates	29	11
Reserve for returns and credits	52	24
Current portion of deferred rent	—	6
Current portion of dividend payable	8	7
Other	51	46
Total other current liabilities	$318	$202

The balances of several of our other current liabilities, particularly our reserves for product returns and promotional discounts and rebates, are affected by the seasonality of our business. See Note 1, “Description of Business and Summary of Significant Accounting Policies – Seasonality,” for more information.

5. Long-Term Obligations and Commitments

Long-Term Debt
On May 2, 2019 we entered into an amended and restated credit agreement with certain institutional lenders for a credit facility with an aggregate principal amount of $1.4 billion, which includes a $400 million unsecured term loan. This agreement amended and restated our prior unsecured revolving credit facility dated February 1, 2016. Under this agreement we may, subject to certain customary conditions, on one or more occasions increase commitments under the term loan in an amount not to exceed $400 million in the aggregate. The term loan accrues interest at rates that are equal to, at our election, either Bank of America's alternate base rate plus a margin that ranges from 0.0% to 0.125% or LIBOR plus a margin that ranges from 0.625% to 1.125%. Actual margins under either election will be based on our senior debt credit ratings. The amended and restated credit agreement includes customary affirmative and negative covenants. See Note 4, “Current Liabilities – Unsecured Revolving Credit Facility,” for more information. The term loan is subject to quarterly principal payments of $12.5 million through October 31, 2020, with the balance payable on February 1, 2021. At January 31, 2020, $363 million was outstanding under the term loan, of which $38 million was classified as short-term debt. The carrying value of the term loan approximates its fair value. Interest on the term loan is payable monthly. We paid $6 million for interest on the term loan during the six months ended January 31, 2020 and $7 million during the six months ended January 31, 2019.

Secured Revolving Credit Facility
On February 19, 2019, a subsidiary of Intuit entered into a $300 million secured revolving credit facility with a lender. The revolving credit facility is secured by cash and receivables of the subsidiary and is non-recourse to Intuit Inc. Advances under this secured revolving credit facility are used to fund a portion of our loans to qualified small businesses. The secured revolving credit facility is available for use for a term of two years and accrues interest at LIBOR plus 2.39%. Unused portions of the credit facility accrue interest at a rate of 0.50%. Outstanding advances mature on August 19, 2021 and payments made prior to February 19, 2020 are subject to a 1% prepayment fee. The agreement includes certain affirmative and negative covenants, including financial covenants that require the subsidiary to maintain specified financial ratios. As of January 31, 2020 we were compliant with all required covenants. At January 31, 2020, $48 million was outstanding under this facility, with a weighted-average interest rate of 7.24%, which includes the unused facility fee. The outstanding balance is secured by cash and receivables of the subsidiary totaling $123 million. Interest on the facility is payable monthly. We paid $2 million for interest on the secured revolving credit facility during the six months ended January 31, 2020.

Intuit Q2 Fiscal 2020 Form 10-Q	16

Other Long-Term Obligations
Other long-term obligations were as follows at the dates indicated:

(In millions)	January 31, 2020	July 31, 2019
Long-term income tax liabilities	$40	$89
Total deferred rent	—	47
Total dividend payable	13	11
Other	12	12
Total long-term obligations	65	159
Less current portion (included in other current liabilities)	(9)	(14)
Long-term obligations due after one year	$56	$145

Unconditional Purchase Obligations
We describe our purchase obligations in Note 8 to the financial statements in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2019. There were no significant changes in our purchase obligations during the six months ended January 31, 2020.

6. Leases
We lease office facilities under non-cancellable operating lease arrangements. Our facility leases generally provide for periodic rent increases and may contain escalation clauses and renewal options. Our leases have remaining lease terms of up to 11 years, some of which include one or more options to extend the leases for up to 10 years per option, generally at rates to be determined in accordance with the agreements. Options to extend the lease are included in the lease liability if they are reasonably certain of being exercised. We do not have significant finance leases.
We sublease certain office facilities to third parties. These subleases have remaining lease terms of up to 5 years, and some include options to extend the leases for up to 4 years.
The components of lease expense were as follows:

	Three Months Ended	Six Months Ended
(In millions)	January 31, 2020	January 31, 2020
Operating lease cost (1)	$19	$37
Variable lease cost	3	6
Sublease income	(7)	(14)
Total net lease cost	$15	$29

(1)	Includes short-term leases, which are not significant for the three or six months ended January 31, 2020.
Supplemental cash flow information related to operating leases was as follows:

Six Months Ended
January 31, 2020
(In millions)
Cash paid for amounts included in the measurement of operating lease liabilities	$33

Right-of-use assets obtained in exchange for new operating lease liabilities (1)	$328

(1)
For the six months ended January 31, 2020, this includes $319 million for operating leases existing on August 1, 2019 and $9 million for operating leases that commenced in the first six months of fiscal 2020.

Other information related to operating leases was as follows at the date indicated:

January 31, 2020
Weighted-average remaining lease term for operating leases	5.6
Weighted-average discount rate for operating leases	2.9%

Intuit Q2 Fiscal 2020 Form 10-Q	17

Future minimum lease payments under non-cancellable operating leases as of January 31, 2020 were as follows:

(In millions)	Operating Leases (1)
Fiscal year ending July 31,
2020 (excluding the six months ended January 31, 2020)	$30
2021	74
2022	69
2023	61
2024	59
Thereafter	79
Total future minimum lease payments	372
Less imputed interest	(29)
Present value of lease liabilities	$343

(1)
Non-cancellable sublease proceeds for the remainder of the fiscal year ending July 31, 2020 and the fiscal years ending July 31, 2021, 2022, 2023, 2024, and thereafter of $11 million, $22 million, $10 million, $1 million, $1 million, and $1 million, respectively, are not included in the table above.

Supplemental balance sheet information related to operating leases was as follows at the date indicated:

(In millions)	January 31, 2020

Operating lease right-of-use assets	$297

Other current liabilities	$57
Operating lease liabilities	286
Total operating lease liabilities	$343

As of January 31, 2020, we have additional operating leases of $27 million, primarily for office facilities, that have not yet commenced and therefore are not reflected on the condensed consolidated balance sheet nor in the tables above. These operating leases will commence between fiscal year 2020 and fiscal year 2022 with lease terms of 3 to 10 years.

7. Income Taxes

Effective Tax Rate
We compute our provision for or benefit from income taxes by applying the estimated annual effective tax rate to income or loss from recurring operations and adding the effects of any discrete income tax items specific to the period.
For the three and six months ended January 31, 2020, we recognized excess tax benefits on share-based compensation of $23 million and $52 million, respectively, in our provision for income taxes. For the three and six months ended January 31, 2019, we recognized excess tax benefits on share-based compensation of $8 million and $49 million, respectively, in our provision for income taxes.
Our effective tax rates for the three and six months ended January 31, 2020 were approximately 15% and 2%, respectively. Excluding discrete tax items primarily related to share-based compensation tax benefits mentioned above, our effective tax rate for both periods was 24%. The difference from the federal statutory rate of 21% was primarily due to state income taxes and non-deductible share-based compensation, which were partially offset by the tax benefit we received from the federal research and experimentation credit.
Our effective tax rate for the three months ended January 31, 2019 was approximately 20%. For the six months ended January 31, 2019 we recorded a tax benefit of $2 million on pretax income of $221 million. Excluding discrete tax items primarily related to share-based compensation tax benefits mentioned above, our effective tax rate for both periods was 23%. The difference from the federal statutory rate of 21% was primarily due to state income taxes and non-deductible share-based compensation, which were partially offset by the tax benefit we received from the federal research and experimentation credit.

Intuit Q2 Fiscal 2020 Form 10-Q	18

Unrecognized Tax Benefits and Other Considerations
The total amount of our unrecognized tax benefits at July 31, 2019 was $120 million. Net of related deferred tax assets, unrecognized tax benefits were $75 million at that date. If we were to recognize these net benefits, our income tax expense would reflect a favorable net impact of $75 million. There were no material changes to these amounts during the six months ended January 31, 2020. We do not believe that it is reasonably possible that there will be a significant increase or decrease in our unrecognized tax benefits over the next 12 months.
We have offset a $52 million long-term income tax receivable against our long term liability for uncertain tax positions at January 31, 2020. The long term income tax receivable is primarily related to the government’s approval of a method of accounting change request for fiscal 2018.

8. Stockholders’ Equity

Stock Repurchase Programs and Treasury Shares
Intuit’s Board of Directors has authorized a series of common stock repurchase programs. Shares of common stock repurchased under these programs become treasury shares. We repurchased 1.0 million shares for $278 million under these programs during the six months ended January 31, 2020. Included in this amount were $5 million of repurchases which occurred in late January 2020 and were settled in early February 2020. At January 31, 2020, we had authorization from our Board of Directors to expend up to an additional $2.4 billion for stock repurchases. Future stock repurchases under the current programs are at the discretion of management, and authorization of future stock repurchase programs is subject to the final determination of our Board of Directors.
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

Dividends on Common Stock
During the six months ended January 31, 2020 we declared quarterly cash dividends that totaled $1.06 per share of outstanding common stock for a total of $281 million. In February 2020 our Board of Directors declared a quarterly cash dividend of $0.53 per share of outstanding common stock payable on April 20, 2020 to stockholders of record at the close of business on April 13, 2020. Future declarations of dividends and the establishment of future record dates and payment dates are subject to the final determination of our Board of Directors.

Intuit Q2 Fiscal 2020 Form 10-Q	19

Share-Based Compensation Expense
The following table summarizes the total share-based compensation expense that we recorded in operating income for the periods shown.

	Three Months Ended		Six Months Ended
(In millions)	January 31, 2020	January 31, 2019	January 31, 2020	January 31, 2019
Cost of revenue	$14	$15	$29	$29
Selling and marketing	29	25	59	55
Research and development	37	34	75	69
General and administrative	27	26	55	52
Total share-based compensation expense	$107	$100	$218	$205

We capitalized $1 million and $2 million in share-based compensation related to internal use software projects during the three and six months ended January 31, 2020 and $1 million and $2 million during the three and six months ended January 31, 2019.

Share-Based Awards Available for Grant
A summary of share-based awards available for grant under our 2005 Equity Incentive Plan for the six months ended January 31, 2020 was as follows:

(Shares in thousands)	Shares Available for Grant
Balance at July 31, 2019	21,058
Restricted stock units granted (1)	(855)
Options granted	—
Share-based awards canceled/forfeited/expired (1) (2)	1,823
Balance at January 31, 2020	22,026

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

Restricted Stock Unit Activity and Related Share-Based Compensation Expense

A summary of restricted stock unit (RSU) activity for the six months ended January 31, 2020 was as follows:

	Restricted Stock Units
(Shares in thousands)	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at July 31, 2019	5,683	$186.22
Granted	372	268.94
Vested	(734)	157.39
Forfeited	(434)	132.98
Nonvested at January 31, 2020	4,887	$201.56

At January 31, 2020, there was approximately $801 million of unrecognized compensation cost related to non-vested RSUs with a weighted average vesting period of 2.9 years. We will adjust unrecognized compensation cost for actual forfeitures as they occur.

Intuit Q2 Fiscal 2020 Form 10-Q	20

Stock Option Activity and Related Share-Based Compensation Expense
A summary of stock option activity for the six months ended January 31, 2020 was as follows:

	Options Outstanding
(Shares in thousands)	Number of Shares	Weighted Average Exercise Price Per Share
Balance at July 31, 2019	3,374	$150.75
Granted	—	—
Exercised	(695)	104.31
Canceled or expired	(41)	154.69
Balance at January 31, 2020	2,638	$162.92

Exercisable at January 31, 2020	1,759	$129.31

At January 31, 2020, there was approximately $42 million of unrecognized compensation cost related to non-vested stock options with a weighted average vesting period of 2.8 years. We will adjust unrecognized compensation cost for actual forfeitures as they occur.

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

Intuit Q2 Fiscal 2020 Form 10-Q	21

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
The following table shows our financial results by reportable segment for the periods indicated.

	Three Months Ended		Six Months Ended
(In millions)	January 31, 2020	January 31, 2019	January 31, 2020	January 31, 2019
Net revenue:
Small Business & Self-Employed	$973	$833	$2,019	$1,741
Consumer	499	461	599	551
Strategic Partner	224	208	243	226
Total net revenue	$1,696	$1,502	$2,861	$2,518

Operating income:
Small Business & Self-Employed	$402	$320	$952	$780
Consumer	163	164	118	123
Strategic Partner	182	166	161	146
Total segment operating income	747	650	1,231	1,049
Unallocated corporate items:
Share-based compensation expense	(107)	(100)	(218)	(205)
Other common expenses	(363)	(311)	(718)	(608)
Amortization of acquired technology	(6)	(5)	(12)	(10)
Amortization of other acquired intangible assets	(1)	(1)	(3)	(3)
Total unallocated corporate items	(477)	(417)	(951)	(826)
Total operating income	$270	$233	$280	$223

Intuit Q2 Fiscal 2020 Form 10-Q	22

Revenue classified by significant product and service offerings was as follows:

	Three Months Ended		Six Months Ended
(In millions)	January 31, 2020	January 31, 2019	January 31, 2020	January 31, 2019
Net revenue:

QuickBooks Online Accounting	$330	$231	$636	$448
Online Services	200	163	395	317
Total Online Ecosystem	530	394	1,031	765
QuickBooks Desktop Accounting	165	154	404	382
Desktop Services and Supplies	278	285	584	594
Total Desktop Ecosystem	443	439	988	976
Small Business & Self-Employed	973	833	2,019	1,741
Consumer	499	461	599	551
Strategic Partner	224	208	243	226
Total net revenue	$1,696	$1,502	$2,861	$2,518

Revenue from our QuickBooks Desktop packaged software products was $34 million and $61 million for the three and six months ended January 31, 2020, respectively, and $37 million and $66 million for the three and six months ended January 31, 2019, respectively. These amounts are included in the QuickBooks Desktop Accounting revenue presented in the table above.

11. Subsequent Event
On February 24, 2020, we entered into an agreement and plan of merger (the Merger Agreement) to acquire Credit Karma, Inc., (Credit Karma) for $7.1 billion, subject to certain customary adjustments set forth in the Merger Agreement. We are acquiring Credit Karma to expand our consumer finance platform and accelerate our mission of powering prosperity around the world and helping consumers to make ends meet.
The purchase price for Credit Karma will be payable in equal portions of cash and Intuit common stock, with the shares being valued at $299.7306 per share (which price was calculated based on the daily volume-weighted average sales price per share for Intuit common stock for the ten trading days ending on February 21, 2020). The per share price of these shares has been fixed as of the Merger Agreement signing date. The aggregate value of these shares will fluctuate based on changes in our share price between the signing date and the closing date.
The total consideration of $7.1 billion includes an estimated $1.0 billion for the fair value of equity awards that will be expensed over service periods of up to three years. Additionally, as part of the merger agreement, following the close of the transaction we have agreed to issue approximately $300 million of restricted stock units, which will be charged to expense over a service period of four years. The cash portion of the purchase price is expected to be financed with our existing cash and unsecured revolving credit facility.
The Merger Agreement must be approved by Credit Karma shareholders and is subject to receipt of required regulatory approvals and satisfaction or waiver of other customary closing conditions. The transaction is expected to close before the end of calendar year 2020. Additionally, if the Merger Agreement is terminated as a result of reaching its termination date (10 months from the signing date unless extended by us by up to five additional months) without receiving clearance to close under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 or on the termination date there is in effect an order or injunction or similar restraint preventing consummation of the transaction under applicable U.S. antitrust laws, then under certain circumstances we would be obligated to pay Credit Karma a termination fee of between $230 million and $350 million.

Intuit Q2 Fiscal 2020 Form 10-Q	23

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

Intuit Q2 Fiscal 2020 Form 10-Q	24

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

Intuit Q2 Fiscal 2020 Form 10-Q	25

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
Key highlights for the first six months of fiscal 2020 include the following:

Revenue of	Small Business & Self-Employed revenue of	Cash, cash equivalents, and investments of
$2.9 B	$2.0 B	$2.3 B
up 14% from the same period of fiscal 2019	up 16% from the same period of fiscal 2019

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant impact on our net revenue, operating income or loss, and net income or loss, as well as on the value of certain assets and liabilities on our condensed consolidated balance sheets. We believe that the estimates, assumptions and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2019 have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. We believe that there were no significant changes in those critical accounting policies and estimates during the first six months of fiscal 2020. Senior management has reviewed the development and selection of our critical accounting policies and estimates and their disclosure in this Quarterly Report on Form 10-Q with the Audit and Risk Committee of our Board of Directors.

Intuit Q2 Fiscal 2020 Form 10-Q	26

RESULTS OF OPERATIONS

Financial Overview

(Dollars in millions, except per share amounts)	Q2 FY20	Q2 FY19	$ Change	% Change	YTD Q2 FY20	YTD Q2 FY19	$ Change	% Change
Total net revenue	$1,696	$1,502	$194	13%	$2,861	$2,518	$343	14%
Operating income	270	233	37	16%	280	223	57	26%
Net income	240	189	51	27%	297	223	74	33%
Diluted net income per share	$0.91	$0.72	$0.19	26%	$1.13	$0.84	$0.29	35%
Current Fiscal Quarter
Total net revenue for the second quarter of fiscal 2020 increased $194 million or 13% compared with the same quarter of fiscal 2019. Our Small Business & Self-Employed segment revenue increased due to growth in Online Ecosystem revenue. Our Consumer segment revenue increased primarily due to more sales in the second quarter of fiscal 2020 due to the IRS accepting returns one day earlier this year than last year. See “Segment Results” later in this Item 2 for more information about the results for all of our reportable segments.
Operating income for the second quarter of fiscal 2020 increased $37 million or 16% compared with the same quarter of fiscal 2019. The increase was due to the increase in revenue described above partially offset by higher costs and expenses for staffing, corporate related expenses, and sales and marketing. See “Operating Expenses” later in this Item 2 for more information.
Net income for the second quarter of fiscal 2020 increased $51 million or 27% due to the increase in operating income described above, a lower effective tax rate in the fiscal 2020 period, and an increase in interest income due to higher average invested balances. See “Non-Operating Income and Expenses - Interest and Other Income" and “Non-Operating Income and Expenses - Income Taxes” later in this Item 2 for more information. Diluted net income per share increased 26% to $0.91 for the second quarter of fiscal 2020, in line with the increase in net income.
Fiscal Year to Date
Total net revenue for the first six months of fiscal 2020 increased $343 million or 14% compared with the same period of fiscal 2019. Our Small Business & Self-Employed segment revenue increased due to growth in Online Ecosystem revenue. Our Consumer segment revenue increased primarily due to more sales in the second quarter of fiscal 2020 due to the IRS accepting returns one day earlier this year than last year. See “Segment Results” later in this Item 2 for more information about the results for all of our reportable segments.
Operating income for the first six months of fiscal 2020 increased $57 million or 26% compared with the same period of fiscal 2019. The increase was due to the increase in revenue described above partially offset by higher costs and expenses for staffing, sales and marketing, and corporate related expenses. See “Operating Expenses” later in this Item 2 for more information.
Net income for the first six months of fiscal 2020 increased $74 million or 33% compared with the same period of fiscal 2019 due to the increase in operating income described above and an increase in interest income due to higher average invested balances, partially offset by a higher effective tax rate in the fiscal 2020 period. See “Non-Operating Income and Expenses - Interest and Other Income" and “Non-Operating Income and Expenses - Income Taxes” later in this Item 2 for more information. Diluted net income per share increased 35% to $1.13 for the first six months of fiscal 2020, in line with the increase in net income.

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

Intuit Q2 Fiscal 2020 Form 10-Q	27

Segment operating income or loss is segment net revenue less segment cost of revenue and operating expenses. See “Executive Overview – Industry Trends and Seasonality” earlier in this Item 2 for a description of the seasonality of our business. Segment expenses do not include certain costs, such as corporate selling and marketing, product development, general and administrative expenses, and share-based compensation expenses, which are not allocated to specific segments. These unallocated costs totaled $936 million in the first six months of fiscal 2020 and $813 million in the first six months of fiscal 2019. Unallocated costs increased in the fiscal 2020 period due to increased corporate product development, selling and marketing, and general and administrative expenses in support of the growth of our businesses and higher share-based compensation expenses. Segment expenses also do not include amortization of acquired technology and amortization of other acquired intangible assets which totaled $15 million in the first six months of fiscal 2020 and $13 million in the first six months of fiscal 2019. See Note 10 to the financial statements in Part I, Item 1 of this Quarterly Report for reconciliations of total segment operating income or loss to consolidated operating income or loss for each fiscal period presented.

Intuit Q2 Fiscal 2020 Form 10-Q	28

Small Business & Self-Employed

Small Business & Self-Employed segment includes both Online Ecosystem and Desktop Ecosystem revenue.
Our Online Ecosystem includes revenue from QuickBooks Online, QuickBooks Live, QuickBooks Online Advanced and QuickBooks Self-Employed financial and business management offerings; small business payroll services, including QuickBooks Online Payroll, Intuit Online Payroll, Intuit Full Service Payroll; merchant payment processing services for small businesses who use online offerings; and financing for small businesses.
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

(Dollars in millions)	Q2 FY20	Q2 FY19	% Change	YTD Q2 FY20	YTD Q2 FY19	% Change
Product revenue	$235	$231	2%	$571	$560	2%
Service and other revenue	738	602	23%	1,448	1,181	23%
Total segment revenue	$973	$833	17%	$2,019	$1,741	16%
% of total revenue	57%	55%		71%	69%

Segment operating income	$402	$320	26%	$952	$780	22%
% of related revenue	41%	38%		47%	45%
Revenue for our Small Business & Self-Employed segment increased $140 million or 17% in the second quarter of fiscal 2020 and $278 million or 16% in the first six months of fiscal 2020 compared with the same periods of fiscal 2019. The increase in both periods was primarily due to growth in Online Ecosystem revenue.
Online Ecosystem
Online Ecosystem revenue increased 35% in the second quarter of fiscal 2020 and 35% in the first six months of fiscal 2020 compared with the same periods of fiscal 2019. QuickBooks Online Accounting revenue increased 43% in the second quarter of fiscal 2020 and 42% in the first six months of fiscal 2020 primarily due to an increase in customers as well as higher effective prices and a shift in mix to our higher priced offerings. Online Services revenue increased 23% in the second quarter of fiscal 2020 and 25% in the first six months of fiscal 2020. Online payroll revenue increased due to a shift in mix to our full service offering. Online payments revenue increased due to an increase in customers and an increase in charge volume per customer.

Intuit Q2 Fiscal 2020 Form 10-Q	29

Desktop Ecosystem
Desktop Ecosystem revenue increased 1% in the second quarter of fiscal 2020 and the first six months of fiscal 2020 compared with the same periods of fiscal 2019. During fiscal 2020 revenue from our QuickBooks Desktop Enterprise subscription offering increased due to an increase in customers, which was partially offset by a decrease in revenue from desktop services and supplies.
Small Business & Self-Employed segment operating income increased 26% in the second quarter of fiscal 2020 and 22% in the first six months of fiscal 2020 compared with the same periods of fiscal 2019, primarily due to the increase in Online Ecosystem revenue described above partially offset by higher expenses for staffing, outside services, and advertising and marketing.

Intuit Q2 Fiscal 2020 Form 10-Q	30

Consumer

Consumer segment product revenue is derived primarily from TurboTax desktop tax return preparation software and related form updates.
Consumer segment service and other revenue is derived primarily from TurboTax Online and TurboTax Live offerings, electronic tax filing services and connected services, and also from our Mint and Turbo offerings.

(Dollars in millions)	Q2 FY20	Q2 FY19	% Change	YTD Q2 FY20	YTD Q2 FY19	% Change
Product revenue	$90	$98	(8)%	$96	$104	(8)%
Service and other revenue	409	363	13%	503	447	13%
Total segment revenue	$499	$461	8%	$599	$551	9%
% of total revenue	30%	31%		21%	22%

Segment operating income	$163	$164	(1)%	$118	$123	(4)%
% of related revenue	33%	36%		20%	22%
Total Consumer segment revenue increased $48 million or 9% in the first six months of fiscal 2020 compared with the same period of fiscal 2019 primarily due to more sales in the second quarter of fiscal 2020 due to the IRS accepting returns one day earlier this year than last year. Operating income decreased 4% primarily due to higher expenses for staffing, advertising and marketing partially offset by the higher revenue.
Due to the seasonality of our Consumer offerings, we do not believe that revenue or operating results for the first six months of fiscal 2020 is indicative of trends for the full fiscal year. We will not have substantially complete results for the 2019 tax season until the third quarter of fiscal 2020.

Intuit Q2 Fiscal 2020 Form 10-Q	31

Strategic Partner

Strategic Partner segment product revenue is derived primarily from Lacerte, ProSeries, and ProFile desktop tax preparation software products and related form updates.
Strategic Partner segment service and other revenue is derived primarily from ProConnect Tax Online tax products, electronic tax filing service, connected services and, bank products.

(Dollars in millions)	Q2 FY20	Q2 FY19	% Change	YTD Q2 FY20	YTD Q2 FY19	% Change
Product revenue	$220	$204	8%	$231	$216	7%
Service and other revenue	4	4	—%	12	10	20%
Total segment revenue	$224	$208	8%	$243	$226	8%
% of total revenue	13%	14%		8%	9%

Segment operating income	$182	$166	10%	$161	$146	10%
% of related revenue	81%	80%		66%	65%
Total Strategic Partner segment revenue increased $17 million or 8% the first six months of fiscal 2020 compared with the same period of fiscal 2019 primarily due to a shift in revenue as a result of delivering more forms during the second quarter as compared to the same period last year. Operating income increased 10% due to the higher revenue and relatively stable spending.
Due to the seasonality of our Strategic Partner offerings, we do not believe that revenue or operating results for the first six months of fiscal 2020 is indicative of trends for the full fiscal year. We will not have substantially complete results for the 2019 tax season until the third quarter of fiscal 2020.

Intuit Q2 Fiscal 2020 Form 10-Q	32

Cost of Revenue

(Dollars in millions)	Q2 FY20	% of Related Revenue	Q2 FY19	% of Related Revenue	YTD Q2 FY20	% of Related Revenue	YTD Q2 FY19	% of Related Revenue
Cost of product revenue	$24	4%	$26	5%	$41	5%	$41	5%
Cost of service and other revenue	310	27%	254	26%	577	29%	481	29%
Amortization of acquired technology	6	n/a	5	n/a	12	n/a	10	n/a
Total cost of revenue	$340	20%	$285	19%	$630	22%	$532	21%
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
Cost of product revenue as a percentage of product revenue was relatively consistent in the second quarter and first six months of fiscal 2020 compared with the same periods of fiscal 2019. We expense costs of product revenue as they are incurred for delivered software and we do not defer any of these costs when product revenue is deferred.
Cost of service and other revenue as a percentage of service and other revenue was relatively consistent in the second quarter and first six months of fiscal 2020 compared with the same periods of fiscal 2019.

Operating Expenses

(Dollars in millions)	Q2 FY20	% of Total Net Revenue	Q2 FY19	% of Total Net Revenue	YTD Q2 FY20	% of Total Net Revenue	YTD Q2 FY19	% of Total Net Revenue
Selling and marketing	$593	35%	$548	37%	$976	34%	$894	36%
Research and development	333	20%	295	20%	667	23%	589	23%
General and administrative	159	9%	140	9%	305	11%	277	11%
Amortization of other acquired intangible assets	1	—%	1	—%	3	—%	3	—%
Total operating expenses	$1,086	64%	$984	66%	$1,951	68%	$1,763	70%
Current Fiscal Quarter
Total operating expenses as a percentage of total net revenue decreased in the second quarter of fiscal 2020 compared to the same period of fiscal 2019. Total net revenue for the second quarter of fiscal 2020 increased $194 million or 13% while total operating expenses for the quarter increased $102 million or 10%. Total operating expenses increased $54 million for staffing due to higher headcount, $13 million for corporate related expenses, and $12 million for sales and marketing.
Fiscal Year to Date
Total operating expenses as a percentage of total net revenue decreased slightly in the first six months of fiscal 2020 compared to the same period of fiscal 2019. Total net revenue for the first six months of fiscal 2020 increased $343 million or 14% while total operating expenses for the period increased $188 million or 11%. Total operating expenses increased $99 million for staffing due to higher headcount, $22 million for sales and marketing, and $17 million for corporate related expenses.

Non-Operating Income and Expenses
Interest Expense
Interest expense of $5 million for the first six months of fiscal 2020 consisted primarily of interest on our unsecured term loan and secured revolving credit facility. Interest expense of $8 million for the first six months of fiscal 2019 consisted primarily of interest on our unsecured term loan.

Intuit Q2 Fiscal 2020 Form 10-Q	33

Interest and Other Income, Net

(In millions)	Q2 FY20	Q2 FY19	YTD Q2 FY20	YTD Q2 FY19
Interest income (1)	$11	$6	$23	$13
Net gain (loss) on executive deferred compensation plan assets (2)	4	1	7	(3)
Other	—	(1)	(1)	(4)
Total interest and other income, net	$15	$6	$29	$6

(1)	Interest income in the second quarter and the first six months of fiscal 2020 increased compared to the same periods of fiscal 2019 primarily due to higher average invested balances.

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
For the three and six months ended January 31, 2020, we recognized excess tax benefits on share-based compensation of $23 million and $52 million, respectively, in our provision for income taxes. For the three and six months ended January 31, 2019, we recognized excess tax benefits on share-based compensation of $8 million and $49 million, respectively, in our provision for income taxes.
Our effective tax rates for the three and six months ended January 31, 2020 were approximately 15% and 2%, respectively. Excluding discrete tax items primarily related to share-based compensation tax benefits mentioned above, our effective tax rate for both periods was 24%. The difference from the federal statutory rate of 21% was primarily due to state income taxes and non-deductible share-based compensation, which were partially offset by the tax benefit we received from the federal research and experimentation credit.
Our effective tax rate for the three months ended January 31, 2019 was approximately 20%. For the six months ended January 31, 2019 we recorded a tax benefit of $2 million on pretax income of $221 million. Excluding discrete tax items primarily related to share-based compensation tax benefits mentioned above, our effective tax rate for both periods was 23%. The difference from the federal statutory rate of 21% was primarily due to state income taxes and non-deductible share-based compensation, which were partially offset by the tax benefit we received from the federal research and experimentation credit.

LIQUIDITY AND CAPITAL RESOURCES

Overview
At January 31, 2020, our cash, cash equivalents and investments totaled $2.3 billion, a decrease of $474 million from July 31, 2019 due to the factors discussed under “Statements of Cash Flows” below. Our primary sources of liquidity have been cash from operations, which entails the collection of accounts receivable for products and services, and borrowings under our credit facility. Our primary uses of cash have been for research and development programs, selling and marketing activities, capital projects, acquisitions of businesses, debt service costs and debt repayment, repurchases of our common stock under our stock repurchase programs, and the payment of cash dividends. As discussed in “Executive Overview – Industry Trends and Seasonality” earlier in this Item 2, our business is subject to significant seasonality. The balance of our cash, cash equivalents, and investments generally fluctuates with that seasonal pattern. We believe the seasonality of our business is likely to continue in the future.
The following table summarizes selected measures of our liquidity and capital resources at the dates indicated:

(Dollars in millions)	January 31, 2020	July 31, 2019	$ Change	% Change
Cash, cash equivalents, and investments	$2,266	$2,740	$(474)	(17)%
Long-term investments	13	13	—	—%
Short-term debt	38	50	(12)	(24)%
Long-term debt	373	386	(13)	(3)%
Working capital	1,486	1,628	(142)	(9)%
Ratio of current assets to current liabilities	1.7 : 1	1.8 : 1

Intuit Q2 Fiscal 2020 Form 10-Q	34

We have historically generated significant cash from operations and we expect to continue to do so in the future. Our cash, cash equivalents, and investments totaled $2.3 billion at January 31, 2020. None of those funds were restricted and approximately 88% of those funds were located in the U.S. Our unsecured revolving credit facility is available to us for general corporate purposes, including future acquisitions and stock repurchases. At January 31, 2020, no amounts were outstanding under the unsecured revolving credit facility. Our secured revolving credit facility is available to fund a portion of our loans to qualified small businesses. At January 31, 2020, $48 million was outstanding under the secured revolving credit facility.
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
On February 24, 2020, we entered into an agreement and plan of merger (the Merger Agreement) to acquire Credit Karma, Inc., for $7.1 billion, subject to certain customary adjustments set forth in the Merger Agreement. The purchase price for Credit Karma will be payable in equal portions of cash and Intuit common stock. The cash portion of the purchase price is expected to be financed with our existing cash and unsecured revolving credit facility. See Note 11 to the financial statements in Part I, Item 1 of this Quarterly Report for more information.

Statements of Cash Flows
The following table summarizes selected items from our condensed consolidated statements of cash flows for the first six months of fiscal 2020 and fiscal 2019. See the financial statements in Part I, Item 1 of this Quarterly Report for complete condensed consolidated statements of cash flows for those periods.

	Six Months Ended
(Dollars in millions)	January 31, 2020	January 31, 2019	$ Change
Net cash provided by (used in):
Operating activities	$190	$198	$(8)
Investing activities	(96)	(108)	12
Financing activities	(542)	(410)	(132)
Effect of exchange rates on cash, cash equivalents, restricted cash, and restricted cash equivalents	(2)	(2)	—
Net decrease in cash, cash equivalents, restricted cash, and restricted cash equivalents	$(450)	$(322)	$(128)

Our primary sources and uses of cash were as follows:
Six Months Ended
January 31, 2020	January 31, 2019
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

Stock Repurchase Programs, Treasury Shares, and Dividends on Common Stock
As described in Note 8 to the financial statements in Part I, Item 1 of this Quarterly Report, during the first six months of fiscal 2020 we continued to repurchase shares of our common stock under repurchase programs that our Board of Directors has

Intuit Q2 Fiscal 2020 Form 10-Q	35

authorized. At January 31, 2020, we had authorization from our Board of Directors to expend up to an additional $2.4 billion for stock repurchases. We currently expect to continue repurchasing our common stock on a quarterly basis; however, future stock repurchases under the current program are at the discretion of management, and authorization of future stock repurchase programs is subject to the final determination of our Board of Directors.
We have continued to pay quarterly cash dividends on shares of our outstanding common stock. During the six months ended January 31, 2020 we declared quarterly cash dividends that totaled $1.06 per share of outstanding common stock for a total of $281 million. In February 2020 our Board of Directors declared a quarterly cash dividend of $0.53 per share of outstanding common stock payable on April 20, 2020 to stockholders of record at the close of business on April 13, 2020. We currently expect to continue paying comparable cash dividends on a quarterly basis; however, future declarations of dividends and the establishment of future record dates and payment dates are subject to the final determination of our Board of Directors.

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
Under the amended and restated credit agreement we may, subject to certain customary conditions, on one or more occasions increase commitments under the unsecured revolving credit facility in an amount not to exceed $250 million in the aggregate and may extend the maturity date up to two times. Advances under the unsecured revolving credit facility accrue interest at rates that are equal to, at our election, either Bank of America's alternate base rate plus a margin that ranges from 0.0% to 0.1% or the London Interbank Offered Rate (LIBOR) plus a margin that ranges from 0.69% to 1.1%. Actual margins under either election will be based on our senior debt credit ratings. At January 31, 2020, no amounts were outstanding under the unsecured revolving credit facility. We monitor counterparty risk associated with the institutional lenders that are providing the credit facility. We currently believe that the credit facility will be available to us should we choose to borrow under it.
On May 2, 2019 $400 million was outstanding on the term loan under the amended and restated credit agreement. Under this agreement we may, subject to certain customary conditions, on one or more occasions increase commitments under the term loan in an amount not to exceed $400 million in the aggregate. The term loan accrues interest at rates that are equal to, at our election, either Bank of America's alternate base rate plus a margin that ranges from 0.0% to 0.125% or LIBOR plus a margin that ranges from 0.625% to 1.125%. Actual margins under either election will be based on our senior debt credit ratings. The term loan is subject to quarterly principal payments of $12.5 million through October 31, 2020 with the balance payable on February 1, 2021. At January 31, 2020, $363 million was outstanding under the term loan.
The amended and restated credit agreement includes customary affirmative and negative covenants, including financial covenants that require us to maintain a ratio of total debt to annual earnings before interest, taxes, depreciation and amortization (EBITDA) of not greater than 3.25 to 1.00 as of any date and a ratio of annual EBITDA to annual interest expense of not less than 3.00 to 1.00 as of the last day of each fiscal quarter. As of January 31, 2020 we were compliant with all required covenants.
Secured Revolving Credit Facility
On February 19, 2019, a subsidiary of Intuit entered into a $300 million secured revolving credit facility with a lender. The revolving credit facility is secured by cash and receivables of the subsidiary and is non-recourse to Intuit Inc. Advances under this secured revolving credit facility are used to fund a portion of our loans to qualified small businesses. The secured revolving credit facility is available for use for a term of two years and accrues interest at LIBOR plus 2.39%. Unused portions of the credit facility accrue interest at a rate of 0.50%. Outstanding advances mature on August 19, 2021 and payments made prior to February 19, 2020 are subject to a 1% prepayment fee. The agreement includes certain affirmative and negative covenants, including financial covenants that require the subsidiary to maintain specified financial ratios. As of January 31, 2020 we were compliant with all required covenants. At January 31, 2020, $48 million was outstanding under this facility, with a weighted-average interest rate of 7.24%, which includes the unused facility fee. The outstanding balance is secured by cash and receivables of the subsidiary totaling $123 million.

Cash Held by Foreign Subsidiaries
Our cash, cash equivalents, and investments totaled $2.3 billion at January 31, 2020. Approximately 12% of those funds were held by our foreign subsidiaries and subject to repatriation tax considerations. These foreign funds were located primarily in Canada, India, and the United Kingdom. As a result of the 2017 Tax Act we do not expect to pay incremental U.S. taxes on repatriation. We have recorded income tax expense for Canada and India withholding and distribution taxes on earnings that are not permanently reinvested. In the event that funds from foreign operations are repatriated to the United States, we would pay withholding or distribution taxes at that time.

Intuit Q2 Fiscal 2020 Form 10-Q	36

Off-Balance Sheet Arrangements
At January 31, 2020, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.
Contractual Obligations
We presented our contractual obligations at July 31, 2019 in our Annual Report on Form 10-K for the fiscal year then ended. There were no significant changes to our contractual obligations during the first six months of fiscal 2020.
Recent Accounting Pronouncements
For a description of recent accounting pronouncements, if any, and the potential impact of these pronouncements on our condensed consolidated financial statements, see Note 1 to the financial statements in Part I, Item 1 of this Quarterly Report.

Intuit Q2 Fiscal 2020 Form 10-Q	37

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes to our quantitative and qualitative disclosures about market risk during the six months ended January 31, 2020. See Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended July 31, 2019 for a detailed discussion of our market risks.

Intuit Q2 Fiscal 2020 Form 10-Q	38

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

Intuit Q2 Fiscal 2020 Form 10-Q	39

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
Our consumer tax business also faces significant potential competition from the public sector, where we face the risk of federal and state taxing authorities proposing revenue raising strategies that involve developing and providing government tax software or other government return preparation systems at public expense. These or similar programs may be introduced or expanded in the future, which may change the voluntary compliance tax system in ways that could cause us to lose customers and revenue. The IRS Free File Program is currently the sole means by which the IRS offers tax software to taxpayers and, in December 2019, the agreement governing the program was amended to eliminate the pledge by the IRS that it will not offer a duplicative or competing service. Under this program, the IRS has worked with private industry to provide more than 56 million free returns since 2003, utilizing donated private sector tax software and e-filing services for low and middle income taxpayers at no cost to the government or individual users. However, its continuation depends on a number of factors, including increasing public awareness of and access to the free program, as well as continued government support. The current agreement is scheduled to expire in October 2021. Recently, we have become the subject of certain legal proceedings and regulatory inquiries relating to the provision and marketing of the product that we offer under the IRS Free File Program. While we believe that the allegations in these proceedings are without merit, the proceedings may decrease the government’s support of such program and increase the likelihood that such program is terminated. If the Free File Program were to be terminated or the IRS were to enter the software development and return preparation space, the federal government would become a publicly funded direct competitor of the U.S. tax services industry and of Intuit. Government funded services that curtail or eliminate the role of taxpayers in preparing their own taxes could potentially have material and adverse revenue implications.

Intuit Q2 Fiscal 2020 Form 10-Q	40

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

Intuit Q2 Fiscal 2020 Form 10-Q	41

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
We have acquired and may continue to acquire companies, products, technologies and talent that complement our strategic direction, both in and outside the United States. Acquisitions, including our pending acquisition of Credit Karma, Inc., involve significant risks and uncertainties, including:

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

Intuit Q2 Fiscal 2020 Form 10-Q	42

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

Intuit Q2 Fiscal 2020 Form 10-Q	43

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

Intuit Q2 Fiscal 2020 Form 10-Q	44

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

Intuit Q2 Fiscal 2020 Form 10-Q	45

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

Intuit Q2 Fiscal 2020 Form 10-Q	46

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

Intuit Q2 Fiscal 2020 Form 10-Q	47

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
Regulations related to the provision of online services is evolving as federal, state and foreign governments continue to adopt new, or modify existing laws and regulations addressing data privacy and the collection, processing, storage, transfer and use of data. This includes, for example, the EU's General Data Protection Regulation (GDPR) and the new California Consumer Protection Act (CCPA), which became effective on January 1, 2020. In our efforts to meet the GDPR, CCPA and other data privacy regulations, we have made and continue to make certain operational changes to our products and business practices. If we are unable to engineer products that meet these evolving requirements or help our customers meet their obligations under these or other new data regulations, we might experience reduced demand for our offerings. Further, penalties for non-compliance with these laws may be significant.
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

Intuit Q2 Fiscal 2020 Form 10-Q	48

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

Intuit Q2 Fiscal 2020 Form 10-Q	49

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
Our acquisitions have resulted in significant expenses, including amortization and impairment of acquired technology and other acquired intangible assets, and impairment of goodwill. Total costs and expenses in these categories were $26 million in fiscal 2019; $21 million in fiscal 2018; and $14 million in fiscal 2017. Although under current accounting rules goodwill is not amortized, we may incur impairment charges related to the goodwill already recorded and to goodwill arising out of future acquisitions. We test the impairment of goodwill annually in our fourth fiscal quarter or more frequently if indicators of impairment arise. The timing of the formal annual test may result in charges to our statement of operations in our fourth fiscal quarter that may not have been reasonably foreseen in prior periods. At January 31, 2020, we had $1.7 billion in goodwill and $41 million in net acquired intangible assets on our condensed consolidated balance sheet, both of which may be subject to impairment charges in the future. New acquisitions, and any impairment of the value of acquired intangible assets, may have a significant negative impact on our future financial results.
We have incurred indebtedness and may incur other debt in the future, which may adversely affect our financial condition and future financial results.
As of January 31, 2020, we had an aggregate of $411 million of indebtedness outstanding under our credit facilities. We may incur additional debt in the future.
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

Intuit Q2 Fiscal 2020 Form 10-Q	50

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

Intuit Q2 Fiscal 2020 Form 10-Q	51

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Stock repurchase activity during the three months ended January 31, 2020 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans
November 1, 2019 through November 30, 2019	187,910	$260.10	187,910	$2,500,401,285
December 1, 2019 through December 31, 2019	184,800	$257.70	184,800	$2,452,777,731
January 1, 2020 through January 31, 2020	151,200	$278.19	151,200	$2,410,715,700
Total	523,910	$264.47	523,910
Note: All of the shares purchased during the three months ended January 31, 2020 were purchased under a plan we announced on August 19, 2016 under which we are authorized to repurchase up to $2 billion of our common stock. On August 21, 2018 our Board approved a new stock repurchase program under which we are authorized to repurchase up to an additional $2 billion of our common stock. At January 31, 2020, authorization from our Board of Directors to expend up to $2.4 billion remained available under these plans.

ITEM 6 - EXHIBITS
See the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q.

Intuit Q2 Fiscal 2020 Form 10-Q	52

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTUIT INC. (Registrant)
Date:	February 24, 2020	By:	/s/ MICHELLE M. CLATTERBUCK
Michelle M. Clatterbuck
Executive Vice President and Chief Financial Officer (Authorized Officer and Principal Financial Officer)

Intuit Q2 Fiscal 2020 Form 10-Q	53

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference

10.01	Addendum to the Eighth Memorandum of Understanding on Service Standards and Disputes between the Internal Revenue Service and Free File, Inc.	X

31.01	Certification of Chief Executive Officer	X

31.02	Certification of Chief Financial Officer	X

32.01*	Section 1350 Certification (Chief Executive Officer)	X

32.02*	Section 1350 Certification (Chief Financial Officer)	X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X

101.SCH	XBRL Taxonomy Extension Schema	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X
________________________________

*	This exhibit is intended to be furnished and shall not be deemed “filed” for purposes of the Securities Exchange Act of 1934, as amended.

Intuit Q2 Fiscal 2020 Form 10-Q	54