Form 10-Q
period 2020-04-30
INTUIT INC
filed 2020-05-21
CIK 896878

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 30, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 260,771,340 shares of Common Stock, $0.01 par value, were outstanding at May 15, 2020.

INTUIT INC. FORM 10-Q INDEX

Page
PART I - FINANCIAL INFORMATION

ITEM 1: Financial Statements (Unaudited)

Condensed Consolidated Statements of Operations for the three and nine months ended April 30, 2020 and 2019	4

Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended April 30, 2020 and 2019	5

Condensed Consolidated Balance Sheets at April 30, 2020 and July 31, 2019	6

Condensed Consolidated Statements of Stockholders’ Equity for the three and nine months ended April 30, 2020 and 2019	7

Condensed Consolidated Statements of Cash Flows for the nine months ended April 30, 2020 and 2019	8

Notes to Condensed Consolidated Financial Statements	10

ITEM 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

ITEM 3: Quantitative and Qualitative Disclosures about Market Risk	41

ITEM 4: Controls and Procedures	42

PART II - OTHER INFORMATION

ITEM 1: Legal Proceedings	43

ITEM 1A: Risk Factors	43

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds	57

ITEM 6: Exhibits	57

Signatures	58

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

Intuit Q3 Fiscal 2020 Form 10-Q	2

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. These risks and uncertainties may be amplified by the coronavirus (“COVID-19”) pandemic, which has caused significant economic instability and uncertainty. The extent to which the COVID-19 pandemic impacts Intuit’s business, operations and financial results, including the duration and magnitude of such effects, will depend on numerous evolving factors, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the pandemic, its severity, the actions to contain the virus or respond to its impact, and how quickly and to what extent normal economic and operating conditions can resume. Please also see the section entitled "Risk Factors" in Item 1A of Part II of this Report for important information to consider when evaluating these statements. All statements in this report, other than statements that are purely historical, are forward-looking statements. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “forecast,” “estimate,” “seek,” and similar expressions also identify forward-looking statements. In this report, forward-looking statements include, without limitation, the following:

•	our expectations and beliefs regarding future conduct and growth of the business;

•	statements regarding the impact of the COVID-19 pandemic on our business;

•	the timing of when individuals will file their tax returns;

•	our beliefs and expectations regarding seasonality, competition and other trends that affect our business;

•	our expectation that we will continue to invest significant resources in our product development, marketing and sales capabilities;

•	our expectation that we will continue to invest significant management attention and resources in our information technology infrastructure and in our privacy and security capabilities;

•	our expectation that we will work with the broader industry and government to protect our customers from fraud;

•	our expectation that we will generate significant cash from operations;

•	our expectation that total service and other revenue as a percentage of our total revenue will continue to grow;

•	our expectations regarding the development of future products, services, business models and technology platforms and our research and development efforts;

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

•
our belief that our cash and cash equivalents, investments and cash generated from operations will be sufficient to meet our seasonal working capital needs, capital expenditure requirements, contractual obligations (including the purchase of Credit Karma, Inc. ("Credit Karma")), debt service requirements and other liquidity requirements associated with our operations for at least the next 12 months;

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

•	our expectations and beliefs regarding the pending acquisition of Credit Karma.
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

Intuit Q3 Fiscal 2020 Form 10-Q	3

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

INTUIT INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended		Nine Months Ended
(In millions, except per share amounts)	April 30, 2020	April 30, 2019	April 30, 2020	April 30, 2019
Net revenue:
Product	$443	$498	$1,341	$1,378
Service and other	2,559	2,774	4,522	4,412
Total net revenue	3,002	3,272	5,863	5,790
Costs and expenses:
Cost of revenue:
Cost of product revenue	16	19	57	60
Cost of service and other revenue	405	330	982	811
Amortization of acquired technology	5	5	17	15
Selling and marketing	648	652	1,624	1,546
Research and development	332	311	999	900
General and administrative	181	170	486	447
Amortization of other acquired intangible assets	2	1	5	4
Total costs and expenses	1,589	1,488	4,170	3,783
Operating income	1,413	1,784	1,693	2,007
Interest expense	(2)	(4)	(7)	(12)
Interest and other income, net	(3)	17	26	23
Income before income taxes	1,408	1,797	1,712	2,018
Income tax provision	324	419	331	417
Net income	$1,084	$1,378	$1,381	$1,601

Basic net income per share	$4.15	$5.30	$5.29	$6.16
Shares used in basic per share calculations	261	260	261	260

Diluted net income per share	$4.11	$5.22	$5.24	$6.06
Shares used in diluted per share calculations	264	264	264	264

Cash dividends declared per common share	$0.53	$0.47	$1.59	$1.41
See accompanying notes.

Intuit Q3 Fiscal 2020 Form 10-Q	4

INTUIT INC. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended		Nine Months Ended
(In millions)	April 30, 2020	April 30, 2019	April 30, 2020	April 30, 2019

Net income	$1,084	$1,378	$1,381	$1,601
Other comprehensive income (loss), net of income taxes:
Unrealized gain (loss) on available-for-sale debt securities	(2)	1	—	2
Foreign currency translation loss	(7)	(3)	(8)	(4)
Total other comprehensive loss, net	(9)	(2)	(8)	(2)
Comprehensive income	$1,075	$1,376	$1,373	$1,599
See accompanying notes.

Intuit Q3 Fiscal 2020 Form 10-Q	5

INTUIT INC. CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(In millions)	April 30, 2020	July 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$3,371	$2,116
Investments	600	624
Accounts receivable, net	219	87
Income taxes receivable	6	65
Prepaid expenses and other current assets	277	266
Current assets before funds held for customers	4,473	3,158
Funds held for customers	389	436
Total current assets	4,862	3,594
Long-term investments	19	13
Property and equipment, net	745	780
Operating lease right-of-use assets	220	—
Goodwill	1,653	1,655
Acquired intangible assets, net	34	54
Other assets	231	187
Total assets	$7,764	$6,283

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$350	$50
Accounts payable	384	274
Accrued compensation and related liabilities	348	385
Deferred revenue	632	619
Income taxes payable	325	4
Other current liabilities	285	198
Current liabilities before customer fund deposits	2,324	1,530
Customer fund deposits	389	436
Total current liabilities	2,713	1,966
Long-term debt	48	386
Long-term deferred income tax liabilities	22	37
Operating lease liabilities	215	—
Other long-term obligations	26	145
Total liabilities	3,024	2,534
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock and additional paid-in capital	6,132	5,775
Treasury stock, at cost	(11,929)	(11,611)
Accumulated other comprehensive loss	(44)	(36)
Retained earnings	10,581	9,621
Total stockholders’ equity	4,740	3,749
Total liabilities and stockholders’ equity	$7,764	$6,283
See accompanying notes

Intuit Q3 Fiscal 2020 Form 10-Q	6

INTUIT INC. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)

	Three Months Ended April 30, 2020
(In millions, except shares in thousands)	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
Balance at January 31, 2020	260,517	$6,014	$(11,889)	$(35)	$9,637	$3,727
Comprehensive income	—	—	—	(9)	1,084	1,075
Issuance of stock under employee stock plans, net of shares withheld for employee taxes	369	14		—	—	14
Stock repurchases under stock repurchase programs	(137)	—	(40)	—	—	(40)
Dividends and dividend rights declared ($0.53 per share)	—	—	—	—	(140)	(140)
Share-based compensation expense	—	104	—	—	—	104
Balance at April 30, 2020	260,749	$6,132	$(11,929)	$(44)	$10,581	$4,740

	Nine Months Ended April 30, 2020
(In millions, except shares in thousands)	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
Balance at July 31, 2019	260,180	$5,775	$(11,611)	$(36)	$9,621	$3,749
Comprehensive income	—	—	—	(8)	1,381	1,373
Issuance of stock under employee stock plans, net of shares withheld for employee taxes	1,745	33		—	—	33
Stock repurchases under stock repurchase programs	(1,176)	—	(318)	—	—	(318)
Dividends and dividend rights declared ($1.59 per share)	—	—	—	—	(421)	(421)
Share-based compensation expense	—	324	—	—	—	324
Balance at April 30, 2020	260,749	$6,132	$(11,929)	$(44)	$10,581	$4,740

	Three Months Ended April 30, 2019
(In millions, except shares in thousands)	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
Balance at January 31, 2019	259,110	$5,623	$(11,328)	$(36)	$8,537	$2,796
Comprehensive income	—	—	—	(2)	1,378	1,376
Issuance of stock under employee stock plans, net of shares withheld for employee taxes	767	60		—	—	60
Stock repurchases under stock repurchase programs	(543)	—	(135)	—	—	(135)
Dividends and dividend rights declared ($0.47 per share)	—	—	—	—	(126)	(126)
Share-based compensation expense	—	99	—	—	—	99
Balance at April 30, 2019	259,334	$5,782	$(11,463)	$(38)	$9,789	$4,070

	Nine Months Ended April 30, 2019
(In millions, except shares in thousands)	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
Balance at July 31, 2018	258,616	$5,338	$(11,050)	$(36)	$8,564	$2,816
Comprehensive income	—	—	—	(2)	1,601	1,599
Issuance of stock under employee stock plans, net of shares withheld for employee taxes	2,603	138		—	—	138
Stock repurchases under stock repurchase programs	(1,885)	—	(413)	—	—	(413)
Dividends and dividend rights declared ($1.41 per share)	—	—	—	—	(376)	(376)
Share-based compensation expense	—	306	—	—	—	306
Balance at April 30, 2019	259,334	$5,782	$(11,463)	$(38)	$9,789	$4,070
See accompanying notes.

Intuit Q3 Fiscal 2020 Form 10-Q	7

INTUIT INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended
(In millions)	April 30, 2020	April 30, 2019
Cash flows from operating activities:
Net income	$1,381	$1,601
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	145	147
Amortization of acquired intangible assets	23	19
Non-cash operating lease cost	46	—
Share-based compensation expense	321	303
Deferred income taxes	(102)	(44)
Other	22	12
Total adjustments	455	437
Changes in operating assets and liabilities:
Accounts receivable	(132)	(165)
Income taxes receivable	58	67
Prepaid expenses and other assets	(55)	(30)
Accounts payable	111	205
Accrued compensation and related liabilities	(32)	(55)
Deferred revenue	15	(7)
Income taxes payable	322	334
Operating lease liabilities	(42)	—
Other liabilities	46	59
Total changes in operating assets and liabilities	291	408
Net cash provided by operating activities	2,127	2,446
Cash flows from investing activities:
Purchases of corporate and customer fund investments	(487)	(379)
Sales of corporate and customer fund investments	105	60
Maturities of corporate and customer fund investments	408	175
Purchases of property and equipment	(107)	(129)
Originations of term loans to small businesses	(240)	(235)
Principal repayments of term loans from small businesses	229	188
Other	(19)	3
Net cash used in investing activities	(111)	(317)
Cash flows from financing activities:
Proceeds from borrowings under secured revolving credit facility	—	48
Repayment of debt	(38)	(38)
Proceeds from issuance of stock under employee stock plans	160	231
Payments for employee taxes withheld upon vesting of restricted stock units	(128)	(93)
Cash paid for purchases of treasury stock	(323)	(408)
Dividends and dividend rights paid	(419)	(374)
Net change in customer fund deposits	(47)	16
Other	(1)	(7)
Net cash used in financing activities	(796)	(625)

Intuit Q3 Fiscal 2020 Form 10-Q	8

Effect of exchange rates on cash, cash equivalents, restricted cash, and restricted cash equivalents	(12)	(6)
Net increase in cash, cash equivalents, restricted cash, and restricted cash equivalents	1,208	1,498
Cash, cash equivalents, restricted cash, and restricted cash equivalents at beginning of period	2,352	1,631
Cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period	$3,560	$3,129

Reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents reported within the condensed consolidated balance sheets to the total amounts reported on the condensed consolidated statements of cash flows

Cash and cash equivalents	$3,371	$2,946
Restricted cash and restricted cash equivalents included in funds held for customers	189	183
Total cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period	$3,560	$3,129

See accompanying notes.

Intuit Q3 Fiscal 2020 Form 10-Q	9

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
Effective August 1, 2019, we adopted the requirements of Accounting Standards Update (ASU) 2016-02, "Leases (Topic 842)" (ASC 842) using the modified retrospective approach, under which financial results reported in prior periods were not restated. As a result, the condensed consolidated balance sheet as of April 30, 2020 is not comparable with that as of July 31, 2019.
Funds held for customers represent cash held on behalf of our customers that is invested in cash and cash equivalents and investment-grade available-for-sale debt securities. The purchases, sales and maturities of the investments for our funds held for customers are presented in investing activities in the condensed consolidated statements of cash flows. Customer fund deposits consist of amounts we owe on behalf of our customers. We present the net change in customer fund deposits in financing activities in the condensed consolidated statements of cash flows. For the nine months ended April 30, 2019, we reclassified $16 million from investing activities to financing activities to conform to the current presentation, resulting in a decrease in net cash used in financing activities with a corresponding offset to net cash used in investing activities.
These unaudited condensed consolidated financial statements and accompanying notes should be read together with the audited consolidated financial statements in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2019. Results for the nine months ended April 30, 2020 do not necessarily indicate the results we expect for the fiscal year ending July 31, 2020 or any other future period.

Seasonality
Historically, our Consumer and Strategic Partner offerings have had a significant and distinct seasonal pattern as sales and revenue from our income tax preparation products and services are heavily concentrated in the period from November through April. This seasonal pattern has historically resulted in higher net revenues during our second and third quarters ending January 31 and April 30, respectively. In March 2020, as a relief measure in response to the COVID-19 pandemic, the Internal Revenue Service extended the filing deadline for the 2019 tax year from April 15, 2020 to July 15, 2020. Additionally, all states with a personal income tax have also extended their due dates, predominantly to July. As a result, the seasonal pattern for fiscal 2020 will be different than what we have historically experienced.

Significant Accounting Policies
We describe our significant accounting policies in Note 1 to the financial statements in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2019. See the discussion of changes to our lease accounting policy for the adoption of ASC 842, the new leases standard, below. There have been no other changes to our significant accounting policies during the first nine months of fiscal 2020.
Leases
Our leases are primarily operating leases for office facilities. We do not have significant finance leases. We determine if an arrangement is a lease and classify it as either a finance or operating lease at lease inception. Operating leases are included in

Intuit Q3 Fiscal 2020 Form 10-Q	10

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

Use of Estimates
In preparing our condensed consolidated financial statements in accordance with U.S. generally accepted accounting principles (GAAP), we make certain judgments, estimates, and assumptions that affect the amounts reported in our financial statements and the disclosures made in the accompanying notes. For example, we use judgments and estimates in determining how revenue should be recognized. These judgments and estimates include identifying performance obligations, determining if the performance obligations are distinct, determining the standalone sales price (SSP) and timing of revenue recognition for each distinct performance obligation, and estimating variable consideration to be included in the transaction price. We use estimates in determining the collectibility of accounts receivable and notes receivable, the appropriate levels of various accruals including accruals for litigation contingencies, the discount rate used to calculate lease liabilities, the amount of our worldwide tax provision, and the realizability of deferred tax assets. We also use estimates in determining the remaining economic lives and fair values of acquired intangible assets, property and equipment, and other long-lived assets. In addition, we use assumptions to estimate the fair value of reporting units and share-based compensation. Despite our intention to establish accurate estimates and use reasonable assumptions, actual results may differ from our estimates. Additionally, in the context of the ongoing global COVID-19 pandemic, while there was no material impact to our estimates in the current period, in future periods, facts and circumstances could change and impact our estimates.

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

Intuit Q3 Fiscal 2020 Form 10-Q	11

The following table presents the composition of shares used in the computation of basic and diluted net income per share for the periods indicated.

	Three Months Ended		Nine Months Ended
(In millions, except per share amounts)	April 30, 2020	April 30, 2019	April 30, 2020	April 30, 2019
Numerator:
Net income	$1,084	$1,378	$1,381	$1,601

Denominator:
Shares used in basic per share amounts:
Weighted average common shares outstanding	261	260	261	260

Shares used in diluted per share amounts:
Weighted average common shares outstanding	261	260	261	260
Dilutive common equivalent shares from stock options
and restricted stock awards	3	4	3	4
Dilutive weighted average common shares outstanding	264	264	264	264

Basic and diluted net income per share:
Basic net income per share	$4.15	$5.30	$5.29	$6.16

Diluted net income per share	$4.11	$5.22	$5.24	$6.06

Shares excluded from diluted net income per share:
Weighted average stock options and restricted stock units that have been excluded from dilutive common equivalent shares outstanding due to their anti-dilutive effect	—	1	—	1

Deferred Revenue
Generally, we receive payment at the time we enter into a contract with a customer. We record deferred revenue when we have entered into a contract with a customer and cash payments are received or due prior to transfer of control or satisfaction of the related performance obligation. During the three and nine months ended April 30, 2020, we recognized revenue of $89 million and $598 million, respectively, that was included in deferred revenue at July 31, 2019. During the three and nine months ended April 30, 2019, we recognized revenue of $83 million and $559 million, respectively, that was included in deferred revenue at July 31, 2018.
Our performance obligations are generally satisfied within 12 months of the initial contract date. As of April 30, 2020 and July 31, 2019, the deferred revenue balance related to performance obligations that will be satisfied after 12 months was $6 million and $4 million, respectively, and is included in other long-term obligations on our condensed consolidated balance sheets.

Notes Receivable and Allowances for Loan Losses
Notes receivable held for investment consist of term loans to small businesses and are included in prepaid expenses and other current assets on our condensed consolidated balance sheets. As of April 30, 2020 and July 31, 2019, the notes receivable balance was $89 million and $95 million, respectively, and the allowances for loan losses were not material. The term loans are not secured and are recorded at amortized cost, net of allowances for loan losses. We maintain an allowance for loan losses to reserve for potentially uncollectible notes receivable. We evaluate the creditworthiness of our loan portfolio on a pooled basis due to its composition of small, homogeneous loans with similar general credit risk and characteristics and apply a loss rate at the time of loan origination. The loss rate and underlying model are updated periodically to reflect actual loan performance and changes in assumptions. We make judgments about the known and inherent risks in the loan portfolio, adverse situations that may affect borrowers’ ability to repay and current economic conditions. When we determine that amounts are uncollectible, we write them off against the allowance.
In April 2020, Intuit was approved as a non-bank Small Business Administration lender for the Paycheck Protection Program (PPP). The PPP was authorized under the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) to provide small businesses loans to pay payroll and group health costs, salaries and commissions, mortgage and rent payments, utilities, and interest on other debt which is designed to provide assistance to small businesses during the COVID-19 pandemic. As of April 30, 2020, the amounts included in the notes receivable balance on our condensed consolidated balance sheet were insignificant.

Intuit Q3 Fiscal 2020 Form 10-Q	12

Concentration of Credit Risk and Significant Customers
No customer accounted for 10% or more of total net revenue in the three or nine months ended April 30, 2020 or April 30, 2019. No customer accounted for 10% or more of gross accounts receivable at April 30, 2020 or July 31, 2019.

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

Intuit Q3 Fiscal 2020 Form 10-Q	13

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

	April 30, 2020			July 31, 2019
(In millions)	Level 1	Level 2	Total Fair Value	Level 1	Level 2	Total Fair Value
Assets:
Cash equivalents, primarily time deposits, savings deposit accounts, and money market funds	$2,157	$—	$2,157	$1,647	$—	$1,647
Available-for-sale debt securities:
Municipal bonds	—	8	8	—	5	5
Corporate notes	—	765	765	—	800	800
U.S. agency securities	—	27	27	—	19	19
Total available-for-sale debt securities	—	800	800	—	824	824
Total assets measured at fair value on a recurring basis	$2,157	$800	$2,957	$1,647	$824	$2,471

The following table summarizes our cash equivalents and available-for-sale debt securities by balance sheet classification and level in the fair value hierarchy at the dates indicated.

	April 30, 2020			July 31, 2019
(In millions)	Level 1	Level 2	Total Fair Value	Level 1	Level 2	Total Fair Value
Cash equivalents:
In cash and cash equivalents	$2,157	$—	$2,157	$1,647	$—	$1,647
In funds held for customers	—	—	—	—	—	—
Total cash equivalents	$2,157	$—	$2,157	$1,647	$—	$1,647
Available-for-sale debt securities:
In investments	$—	$600	$600	$—	$624	$624
In funds held for customers	—	200	200	—	200	200
Total available-for-sale debt securities	$—	$800	$800	$—	$824	$824

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

Intuit Q3 Fiscal 2020 Form 10-Q	14

There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the nine months ended April 30, 2020.

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

	April 30, 2020		July 31, 2019
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Classification on condensed consolidated balance sheets:
Cash and cash equivalents	$3,371	$3,371	$2,116	$2,116
Investments	597	600	622	624
Funds held for customers	388	389	436	436
Long-term investments	19	19	13	13
Total cash and cash equivalents, investments, and funds held for customers	$4,375	$4,379	$3,187	$3,189

The following table summarizes our cash and cash equivalents, investments, and funds held for customers by investment category at the dates indicated.

	April 30, 2020		July 31, 2019
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Type of issue:
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$3,560	$3,560	$2,352	$2,352
Available-for-sale debt securities:
Municipal bonds	8	8	5	5
Corporate notes	762	765	798	800
U.S. agency securities	26	27	19	19
Total available-for-sale debt securities	796	800	822	824
Other long-term investments	19	19	13	13
Total cash, cash equivalents, restricted cash, restricted cash equivalents, and investments	$4,375	$4,379	$3,187	$3,189

We use the specific identification method to compute gains and losses on investments. We include realized gains and losses on our available-for-sale debt securities in interest and other income on our condensed consolidated statements of operations. Gross realized gains and losses on our available-for-sale debt securities for the three and nine months ended April 30, 2020 and April 30, 2019 were not significant.
We accumulate unrealized gains and losses on our available-for-sale debt securities, net of tax, in accumulated other comprehensive income or loss in the stockholders’ equity section of our condensed consolidated balance sheets. Gross unrealized gains and losses on our available-for-sale debt securities at April 30, 2020 and July 31, 2019 were not significant.
We periodically review our investment portfolios to determine if any investment is other-than-temporarily impaired due to changes in credit risk or other potential valuation concerns. We believe that the investments we held at April 30, 2020 were not other-than-temporarily impaired. Unrealized losses on available-for-sale debt securities at April 30, 2020 were not significant and were due to changes in interest rates, including market credit spreads, and not due to increased credit risks associated with specific securities. We do not intend to sell these investments. In addition, it is more likely than not that we will not be required to sell them before recovery at par, which may be at maturity.

Intuit Q3 Fiscal 2020 Form 10-Q	15

The following table summarizes our available-for-sale debt securities, included in investments and funds held for customers, classified by the stated maturity date of the security at the dates indicated.

	April 30, 2020		July 31, 2019
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$386	$387	$415	$416
Due within two years	243	245	208	208
Due within three years	146	147	163	164
Due after three years	21	21	36	36
Total available-for-sale debt securities	$796	$800	$822	$824

The following table summarizes our funds held for customers by investment category at the dates indicated.

	April 30, 2020	July 31, 2019
(In millions)
Restricted cash and restricted cash equivalents	$189	$236
Restricted available-for-sale debt securities	200	200
Total funds held for customers	$389	$436

	April 30, 2019	July 31, 2018
(In millions)
Restricted cash and restricted cash equivalents	$183	$167
Restricted available-for-sale debt securities	200	200
Total funds held for customers	$383	$367

4. Business Combinations

Proposed Credit Karma Transaction
On February 24, 2020, we entered into an agreement and plan of merger (the Merger Agreement) to acquire Credit Karma, Inc., (Credit Karma) for $7.1 billion, subject to certain customary adjustments set forth in the Merger Agreement. We are acquiring Credit Karma to expand our consumer finance platform, accelerate our mission of powering prosperity around the world, and help consumers unlock smart money decisions to help make ends meet.
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
The total consideration of $7.1 billion includes an estimated $1.0 billion for the fair value of equity awards that will be expensed over service periods of up to three years. Additionally, as part of the merger agreement, following the close of the transaction we have agreed to issue to the employees of Credit Karma approximately $300 million of restricted stock units, which will be charged to expense over a service period of four years. The cash portion of the purchase price is expected to be financed with our existing cash and unsecured revolving credit facility.
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

Intuit Q3 Fiscal 2020 Form 10-Q	16

5. Current Liabilities

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
On May 2, 2019 $400 million was outstanding on the term loan under the amended and restated credit agreement. Under this agreement we may, subject to certain customary conditions including lender approval, on one or more occasions increase commitments under the term loan in an amount not to exceed $400 million in the aggregate. The term loan accrues interest at rates that are equal to, at our election, either Bank of America's alternate base rate plus a margin that ranges from 0.0% to 0.125% or the London Interbank Offered Rate (LIBOR) plus a margin that ranges from 0.625% to 1.125%. Actual margins under either election will be based on our senior debt credit ratings. The amended and restated credit agreement includes customary affirmative and negative covenants, including financial covenants that require us to maintain a ratio of total gross debt to annual earnings before interest, taxes, depreciation and amortization (EBITDA) of not greater than 3.25 to 1.00 as of any date and a ratio of annual EBITDA to annual interest expense of not less than 3.00 to 1.00 as of the last day of each fiscal quarter. As of April 30, 2020 we were compliant with all required covenants. The term loan is subject to quarterly principal payments of $12.5 million through October 31, 2020, with the balance payable on February 1, 2021. At April 30, 2020, $350 million was outstanding under the term loan and was classified as short-term debt on our condensed consolidated balance sheet. The carrying value of the term loan approximates its fair value. Interest on the term loan is payable monthly. We paid $8 million for interest on the term loan during the nine months ended April 30, 2020 and $11 million during the nine months ended April 30, 2019.

Unsecured Revolving Credit Facility
The amended and restated credit agreement we entered into on May 2, 2019 includes a $1 billion unsecured revolving credit facility that will expire on May 2, 2024. Under this agreement we may, subject to certain customary conditions including lender approval, on one or more occasions increase commitments under the unsecured revolving credit facility in an amount not to exceed $250 million in the aggregate and may extend the maturity date up to two times. Advances under the unsecured revolving credit facility accrue interest at rates that are equal to, at our election, either Bank of America's alternate base rate plus a margin that ranges from 0.0% to 0.1% or LIBOR plus a margin that ranges from 0.69% to 1.1%. Actual margins under either election will be based on our senior debt credit ratings. The amended and restated credit agreement includes customary affirmative and negative covenants. See "Short-Term Debt" above for more information. At April 30, 2020 no amounts were outstanding under this unsecured revolving credit facility. We paid no interest on the unsecured revolving credit facility during both the nine months ended April 30, 2020 and 2019. In May 2020, we borrowed the full $1 billion under this unsecured revolving credit facility.

Other Current Liabilities
Other current liabilities were as follows at the dates indicated:

(In millions)	April 30, 2020	July 31, 2019
Executive deferred compensation plan liabilities	$113	$108
Current portion of operating lease liabilities	50	—
Reserve for promotional discounts and rebates	15	11
Reserve for returns and credits	60	24
Current portion of deferred rent	—	6
Current portion of dividend payable	9	7
Other	38	42
Total other current liabilities	$285	$198

The balances of several of our other current liabilities, particularly our reserves for product returns and promotional discounts and rebates, are affected by the seasonality of our business. See Note 1, “Description of Business and Summary of Significant Accounting Policies – Seasonality,” for more information.

Intuit Q3 Fiscal 2020 Form 10-Q	17

6. Long-Term Obligations and Commitments

Secured Revolving Credit Facility
On February 19, 2019, a subsidiary of Intuit entered into a two-year $300 million secured revolving credit facility with a lender. The revolving credit facility is secured by cash and receivables of the subsidiary and is non-recourse to Intuit Inc. Advances under this secured revolving credit facility are used to fund a portion of our loans to qualified small businesses and accrue interest at LIBOR plus 2.39%. Unused portions of the credit facility accrue interest at a rate of 0.50%. On March 2, 2020, we amended the secured revolving credit facility to extend the commitment term from February 19, 2021 to February 19, 2022 and the final maturity date from August 19, 2021 to August 19, 2022. The agreement includes certain affirmative and negative covenants, including financial covenants that require the subsidiary to maintain specified financial ratios. As of April 30, 2020 we were compliant with all required covenants. At April 30, 2020, $48 million was outstanding under this facility, with a weighted-average interest rate of 6.04%, which includes the unused facility fee. The outstanding balance is secured by cash and receivables of the subsidiary totaling $143 million. Interest on the facility is payable monthly. We paid $3 million for interest on the secured revolving credit facility during the nine months ended April 30, 2020. Interest paid on the secured revolving facility was not significant during the nine months ended April 30, 2019.

Other Long-Term Obligations
Other long-term obligations were as follows at the dates indicated:

(In millions)	April 30, 2020	July 31, 2019
Long-term income tax liabilities	$7	$89
Total deferred rent	—	47
Total dividend payable	14	11
Other	14	12
Total long-term obligations	35	159
Less current portion (included in other current liabilities)	(9)	(14)
Long-term obligations due after one year	$26	$145

Unconditional Purchase Obligations
We describe our purchase obligations in Note 8 to the financial statements in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2019. There were no significant changes in our purchase obligations during the nine months ended April 30, 2020.

7. Leases
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
We sublease certain office facilities to third parties. These subleases have remaining lease terms of up to 5 years.
In March 2020, we entered into an agreement to terminate an office facility lease and related sublease, which were due to expire in 2025 and 2022, respectively. As a result, we reduced our operating lease right-of-use assets and lease liabilities by $61 million.

Intuit Q3 Fiscal 2020 Form 10-Q	18

The components of lease expense were as follows:

	Three Months Ended	Nine Months Ended
(In millions)	April 30, 2020	April 30, 2020
Operating lease cost (1)	$16	$53
Variable lease cost	3	9
Sublease income	(5)	(19)
Total net lease cost	$14	$43

(1)	Includes short-term leases, which are not significant for the three or nine months ended April 30, 2020.
Supplemental cash flow information related to operating leases was as follows:

Nine Months Ended
April 30, 2020
(In millions)
Cash paid for amounts included in the measurement of operating lease liabilities	$50

Right-of-use assets obtained in exchange for new operating lease liabilities (1)	$328

(1)
For the nine months ended April 30, 2020, this includes $319 million for operating leases existing on August 1, 2019 and $9 million for operating leases that commenced in the first nine months of fiscal 2020.

Other information related to operating leases was as follows at the date indicated:

April 30, 2020
Weighted-average remaining lease term for operating leases (in years)	5.4
Weighted-average discount rate for operating leases	2.9%

Future minimum lease payments under non-cancellable operating leases as of April 30, 2020 were as follows:

(In millions)	Operating Leases (1)
Fiscal year ending July 31,
2020 (excluding the nine months ended April 30, 2020)	$13
2021	59
2022	56
2023	47
2024	45
Thereafter	66
Total future minimum lease payments	286
Less imputed interest	(21)
Present value of lease liabilities	$265

(1)
Non-cancellable sublease proceeds for the remainder of the fiscal year ending July 31, 2020 and the fiscal years ending July 31, 2021, 2022, 2023, 2024, and thereafter of $5 million, $13 million, $8 million, $1 million, $1 million, and $1 million, respectively, are not included in the table above.

Supplemental balance sheet information related to operating leases was as follows at the date indicated:

(In millions)	April 30, 2020

Operating lease right-of-use assets	$220

Other current liabilities	$50
Operating lease liabilities	215
Total operating lease liabilities	$265

As of April 30, 2020, we have additional operating leases of $80 million, primarily for office facilities, that have not yet commenced and therefore are not reflected on the condensed consolidated balance sheet nor in the tables above. These

Intuit Q3 Fiscal 2020 Form 10-Q	19

operating leases will commence between fiscal year 2020 and fiscal year 2022 with lease terms of 3 to 11 years. One of these leases allows for acceleration of the term from 10 years to 3 years if certain conditions are met, which would reduce the future obligations by $18 million.

8. Income Taxes

Effective Tax Rate
We compute our provision for or benefit from income taxes by applying the estimated annual effective tax rate to income or loss from recurring operations and adding the effects of any discrete income tax items specific to the period.
The CARES Act was signed into law on March 27, 2020. We have evaluated the provisions of this act and determined that it did not result in a significant impact on our tax provision for the period.
For the three and nine months ended April 30, 2020, we recognized excess tax benefits on share-based compensation of $7 million and $59 million, respectively, in our provision for income taxes. For the three and nine months ended April 30, 2019, we recognized excess tax benefits on share-based compensation of $20 million and $69 million, respectively, in our provision for income taxes.
Our effective tax rates for the three and nine months ended April 30, 2020 were approximately 23% and 19%, respectively. Excluding discrete tax items primarily related to share-based compensation tax benefits mentioned above, our effective tax rate for both periods was 24%. The difference from the federal statutory rate of 21% was primarily due to state income taxes and non-deductible share-based compensation, which were partially offset by the tax benefit we received from the federal research and experimentation credit.
Our effective tax rates for the three and nine months ended April 30, 2019 were approximately 23% and 21%. Excluding discrete tax items primarily related to share-based compensation tax benefits mentioned above, our effective tax rate for both periods was 23%. The difference from the federal statutory rate of 21% was primarily due to state income taxes and non-deductible share-based compensation, which were partially offset by the tax benefit we received from the federal research and experimentation credit.

Unrecognized Tax Benefits and Other Considerations
The total amount of our unrecognized tax benefits at July 31, 2019 was $120 million. Net of related deferred tax assets, unrecognized tax benefits were $75 million at that date. If we were to recognize these net benefits, our income tax expense would reflect a favorable net impact of $75 million. There were no material changes to these amounts during the nine months ended April 30, 2020. We do not believe that it is reasonably possible that there will be a significant increase or decrease in our unrecognized tax benefits over the next 12 months.
We have offset a $56 million long-term income tax receivable against our long term liability for uncertain tax positions at April 30, 2020. The long term income tax receivable is primarily related to the government’s approval of a method of accounting change request for fiscal 2018.

9. Stockholders’ Equity

Stock Repurchase Programs and Treasury Shares
Intuit’s Board of Directors has authorized a series of common stock repurchase programs. Shares of common stock repurchased under these programs become treasury shares. We repurchased 1.2 million shares for $318 million under these programs during the nine months ended April 30, 2020. At April 30, 2020, we had authorization from our Board of Directors to expend up to an additional $2.4 billion for stock repurchases. In connection with our pending acquisition of Credit Karma, we have temporarily suspended share repurchases. Future stock repurchases under the current programs are at the discretion of management, and authorization of future stock repurchase programs is subject to the final determination of our Board of Directors.
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

Intuit Q3 Fiscal 2020 Form 10-Q	20

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

Dividends on Common Stock
During the nine months ended April 30, 2020 we declared quarterly cash dividends that totaled $1.59 per share of outstanding common stock for a total of $421 million. In May 2020 our Board of Directors declared a quarterly cash dividend of $0.53 per share of outstanding common stock payable on July 20, 2020 to stockholders of record at the close of business on July 10, 2020. Future declarations of dividends and the establishment of future record dates and payment dates are subject to the final determination of our Board of Directors.

Share-Based Compensation Expense
The following table summarizes the total share-based compensation expense that we recorded in operating income for the periods shown.

	Three Months Ended		Nine Months Ended
(In millions)	April 30, 2020	April 30, 2019	April 30, 2020	April 30, 2019
Cost of revenue	$15	$15	$44	$44
Selling and marketing	27	23	86	78
Research and development	36	32	111	101
General and administrative	25	28	80	80
Total share-based compensation expense	$103	$98	$321	$303

We capitalized $1 million and $3 million in share-based compensation related to internal use software projects during the three and nine months ended April 30, 2020 and $1 million and $3 million during the three and nine months ended April 30, 2019.

Share-Based Awards Available for Grant
A summary of share-based awards available for grant under our 2005 Equity Incentive Plan for the nine months ended April 30, 2020 was as follows:

(Shares in thousands)	Shares Available for Grant
Balance at July 31, 2019	21,058
Restricted stock units granted (1)	(1,517)
Options granted	—
Share-based awards canceled/forfeited/expired (1) (2)	2,431
Balance at April 30, 2020	21,972

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

Intuit Q3 Fiscal 2020 Form 10-Q	21

Restricted Stock Unit Activity and Related Share-Based Compensation Expense

A summary of restricted stock unit (RSU) activity for the nine months ended April 30, 2020 was as follows:

	Restricted Stock Units
(Shares in thousands)	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at July 31, 2019	5,683	$186.22
Granted	660	262.61
Vested	(1,000)	165.90
Forfeited	(590)	149.44
Nonvested at April 30, 2020	4,753	$205.65

At April 30, 2020, there was approximately $754 million of unrecognized compensation cost related to non-vested RSUs with a weighted average vesting period of 2.8 years. We will adjust unrecognized compensation cost for actual forfeitures as they occur.

Stock Option Activity and Related Share-Based Compensation Expense
A summary of stock option activity for the nine months ended April 30, 2020 was as follows:

	Options Outstanding
(Shares in thousands)	Number of Shares	Weighted Average Exercise Price Per Share
Balance at July 31, 2019	3,374	$150.75
Granted	—	—
Exercised	(790)	107.07
Canceled or expired	(75)	183.90
Balance at April 30, 2020	2,509	$163.50

Exercisable at April 30, 2020	1,791	$131.47

At April 30, 2020, there was approximately $35 million of unrecognized compensation cost related to non-vested stock options with a weighted average vesting period of 2.7 years. We will adjust unrecognized compensation cost for actual forfeitures as they occur.

10. Litigation
Beginning in May 2019, various legal proceedings were filed and certain regulatory inquiries were commenced in connection with the provision and marketing of our free online tax preparation programs. We believe that the allegations contained within the legal proceedings are without merit. We intend to vigorously defend against the legal proceedings and cooperate in the inquiries. These proceedings include multiple putative class actions that were consolidated into a single putative class action in the Northern District of California in September 2019 and demands for arbitration that were filed beginning in October 2019. We have incurred and continue to incur legal and other fees related to these proceedings and inquiries. The ongoing defense, and any resolution or settlement of these proceedings and inquiries, could involve significant costs to us. In view of the complexity and ongoing nature of these proceedings and inquiries, at this time we are unable to estimate a reasonably possible financial loss or range of financial loss that we may incur to resolve or settle these matters.
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

Intuit Q3 Fiscal 2020 Form 10-Q	22

11. Segment Information
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
The following table shows our financial results by reportable segment for the periods indicated.

	Three Months Ended		Nine Months Ended
(In millions)	April 30, 2020	April 30, 2019	April 30, 2020	April 30, 2019
Net revenue:
Small Business & Self-Employed	$982	$887	$3,001	$2,628
Consumer	1,827	2,150	2,426	2,701
Strategic Partner	193	235	436	461
Total net revenue	$3,002	$3,272	$5,863	$5,790

Operating income:
Small Business & Self-Employed	$413	$375	$1,365	$1,155
Consumer	1,321	1,678	1,439	1,801
Strategic Partner	152	195	313	341
Total segment operating income	1,886	2,248	3,117	3,297
Unallocated corporate items:
Share-based compensation expense	(103)	(98)	(321)	(303)
Other common expenses	(363)	(360)	(1,081)	(968)
Amortization of acquired technology	(5)	(5)	(17)	(15)
Amortization of other acquired intangible assets	(2)	(1)	(5)	(4)
Total unallocated corporate items	(473)	(464)	(1,424)	(1,290)
Total operating income	$1,413	$1,784	$1,693	$2,007

Intuit Q3 Fiscal 2020 Form 10-Q	23

Revenue classified by significant product and service offerings was as follows:

	Three Months Ended		Nine Months Ended
(In millions)	April 30, 2020	April 30, 2019	April 30, 2020	April 30, 2019
Net revenue:
QuickBooks Online Accounting	$353	$260	$989	$708
Online Services	207	179	602	496
Total Online Ecosystem	560	439	1,591	1,204
QuickBooks Desktop Accounting	173	181	577	563
Desktop Services and Supplies	249	267	833	861
Total Desktop Ecosystem	422	448	1,410	1,424
Small Business & Self-Employed	982	887	3,001	2,628
Consumer	1,827	2,150	2,426	2,701
Strategic Partner	193	235	436	461
Total net revenue	$3,002	$3,272	$5,863	$5,790

Revenue from our QuickBooks Desktop packaged software products was $36 million and $97 million for the three and nine months ended April 30, 2020, respectively, and $53 million and $119 million for the three and nine months ended April 30, 2019, respectively. These amounts are included in the QuickBooks Desktop Accounting revenue presented in the table above.

Intuit Q3 Fiscal 2020 Form 10-Q	24

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
In March 2020 the World Health Organization declared the COVID-19 outbreak as a pandemic. The COVID-19 pandemic has had significant adverse impacts on the U.S. and global economies. We are conducting business with substantial modifications to employee work locations and employee travel, among other modifications. While we have not experienced significant disruptions to our operations thus far from the COVID-19 pandemic, we are unable to predict the full impact that the COVID-19 pandemic will have on our operations and financial performance, including demand for our offerings, impact to our customers and partners, actions that may be taken by governmental authorities, and other factors identified in “Risk Factors” in Item 1A of Part II of this Quarterly Report.
In mid-March we began to see the COVID-19 pandemic negatively impact our small business results as many small businesses are closed or have scaled back their offerings. Additionally, due to the extension of the Internal Revenue Service (IRS) tax filing deadline from April 15th, 2020 to July 15th, 2020, and all states with a personal income tax extending their due dates predominantly to July, it is difficult to anticipate the tax filing behavior for the 2019 tax year. We will continue to actively monitor the situation and evaluate the nature and extent of the impact to our business and financial performance.
In April 2020, Intuit was approved as a non-bank Small Business Administration lender for the Paycheck Protection Program (PPP). The PPP was authorized under the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) to provide small businesses loans to pay payroll and group health costs, salaries and commissions, mortgage and rent payments, utilities, and interest on other debt which is designed to provide assistance to small businesses during the COVID-19 pandemic. During the third quarter of our fiscal 2020 activity under the PPP program was insignificant.

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

Intuit Q3 Fiscal 2020 Form 10-Q	25

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

Intuit Q3 Fiscal 2020 Form 10-Q	26

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
Seasonality
Historically, our Consumer and Strategic Partner offerings have had a significant and distinct seasonal pattern as sales and revenue from our income tax preparation products and services are heavily concentrated in the period from November through April. This seasonal pattern has historically resulted in higher net revenues during our second and third quarters ending January 31 and April 30, respectively. In March 2020, as a relief measure in response to the COVID-19 pandemic, the IRS extended the filing deadline for the 2019 tax year from April 15, 2020 to July 15, 2020. Additionally, all states with a personal income tax have also extended their due dates, predominantly to July. As a result, we expect a shift in sales and revenue from our third fiscal quarter to our fourth fiscal quarter during fiscal 2020. We expect the seasonality of our Consumer and Strategic Partner businesses to continue to have a significant impact on our quarterly financial results in the future.

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

Intuit Q3 Fiscal 2020 Form 10-Q	27

Key highlights for the first nine months of fiscal 2020 include the following:

Revenue of	Consumer revenue of	Small Business & Self-Employed revenue of
$5.9 B	$2.4 B	$3.0 B
up 1% from the same period of fiscal 2019	down 10% from same period of fiscal 2019	up 14% from the same period of fiscal 2019

Operating income of	Net income of	Diluted net income per share of
$1.7 B	$1.4 B	$5.24
down 16% from the same period of fiscal 2019	down 14% from the same period of fiscal 2019	down 14% from the same period of fiscal 2019

We ended the first nine months of fiscal 2020 with cash, cash equivalents and investments totaling $4.0 billion.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant impact on our net revenue, operating income or loss, and net income or loss, as well as on the value of certain assets and liabilities on our condensed consolidated balance sheets. We believe that the estimates, assumptions and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2019 have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. We believe that there were no significant changes in those critical accounting policies and estimates during the first nine months of fiscal 2020. Senior management has reviewed the development and selection of our critical accounting policies and estimates and their disclosure in this Quarterly Report on Form 10-Q with the Audit and Risk Committee of our Board of Directors.

Intuit Q3 Fiscal 2020 Form 10-Q	28

RESULTS OF OPERATIONS

Financial Overview

(Dollars in millions, except per share amounts)	Q3 FY20	Q3 FY19	$ Change	% Change	YTD Q3 FY20	YTD Q3 FY19	$ Change	% Change
Total net revenue	$3,002	$3,272	$(270)	(8)%	$5,863	$5,790	$73	1%
Operating income	1,413	1,784	(371)	(21)%	1,693	2,007	(314)	(16)%
Net income	1,084	1,378	(294)	(21)%	1,381	1,601	(220)	(14)%
Diluted net income per share	$4.11	$5.22	$(1.11)	(21)%	$5.24	$6.06	$(0.82)	(14)%
Current Fiscal Quarter
Total net revenue for the third quarter of fiscal 2020 decreased $270 million or 8% compared with the same quarter of fiscal 2019. As a relief measure in response to the COVID-19 pandemic, the IRS extended the filing deadline for the 2019 tax year from April 15, 2020 to July 15, 2020 and all states with a personal income tax have also extended their due dates, predominantly to July. As a result of the extension of the tax filing deadline revenue for our Consumer and Strategic Partner segments also decreased as compared to the same quarter of fiscal 2019. Our Small Business & Self-Employed segment revenue increased during the quarter due to growth in our Online Ecosystem revenue. See “Segment Results” later in this Item 2 for more information about the results for all of our reportable segments.
Operating income for the third quarter of fiscal 2020 decreased $371 million or 21% compared with the same quarter of fiscal 2019. The decrease was due to the decrease in revenue described above and higher expenses for staffing and professional fees for the close of a pending business combination, which were partially offset by a decrease in expenses for sales and marketing. See “Operating Expenses” later in this Item 2 for more information.
Net income for the third quarter of fiscal 2020 decreased $294 million or 21% due to the decrease in operating income described above. Diluted net income per share decreased 21% to $4.11 for the third quarter of fiscal 2020, in line with the decrease in net income.
Fiscal Year to Date
Total net revenue for the first nine months of fiscal 2020 increased $73 million or 1% compared with the same period of fiscal 2019. As a relief measure in response to the COVID-19 pandemic, the IRS extended the filing deadline for the 2019 tax year from April 15, 2020 to July 15, 2020 and all states with a personal income tax have also extended their due dates, predominantly to July. As a result of the extension of the tax filing deadline revenue for our Consumer and Strategic Partner segments decreased as compared to the same period of fiscal 2019. Our Small Business & Self-Employed segment revenue increased during the period due to growth in our Online Ecosystem revenue. See “Segment Results” later in this Item 2 for more information about the results for all of our reportable segments.
Operating income for the first nine months of fiscal 2020 decreased $314 million or 16% compared with the same period of fiscal 2019. The decrease was primarily due to the decrease in Consumer and Strategic Partner segment revenues described above and higher expenses for staffing, outside services, corporate related expenses, and professional fees for the close of a pending business combination. See “Operating Expenses” later in this Item 2 for more information.
Net income for the first nine months of fiscal 2020 decreased $220 million or 14% compared with the same period of fiscal 2019 primarily due to the decrease in operating income described above. Diluted net income per share decreased 14% to $5.24 for the first nine months of fiscal 2020, in line with the decrease in net income.

Intuit Q3 Fiscal 2020 Form 10-Q	29

Segment Results
The information below is organized in accordance with our three reportable segments. See “Executive Overview – About Intuit” earlier in this Item 2 and Note 11 to the financial statements in Part I, Item 1 of this Quarterly Report for more information. All of our segments operate and sell to customers primarily in the United States. International total net revenue was less than 5% of consolidated total net revenue for all periods presented.
Segment operating income or loss is segment net revenue less segment cost of revenue and operating expenses. See “Executive Overview – Industry Trends and Seasonality” earlier in this Item 2 for a description of the seasonality of our business. Segment expenses do not include certain costs, such as corporate selling and marketing, product development, general and administrative expenses, and share-based compensation expenses, which are not allocated to specific segments. These unallocated costs totaled $1.4 billion in the first nine months of fiscal 2020 and $1.3 billion in the first nine months of fiscal 2019. Unallocated costs increased in the fiscal 2020 period due to increased corporate product development, selling and marketing, and general and administrative expenses in support of the growth of our businesses and higher share-based compensation expenses. Segment expenses also do not include amortization of acquired technology and amortization of other acquired intangible assets which totaled $22 million in the first nine months of fiscal 2020 and $19 million in the first nine months of fiscal 2019. See Note 11 to the financial statements in Part I, Item 1 of this Quarterly Report for reconciliations of total segment operating income or loss to consolidated operating income or loss for each fiscal period presented.

Intuit Q3 Fiscal 2020 Form 10-Q	30

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

(Dollars in millions)	Q3 FY20	Q3 FY19	% Change	YTD Q3 FY20	YTD Q3 FY19	% Change
Product revenue	$226	$243	(7)%	$797	$803	(1)%
Service and other revenue	756	644	17%	2,204	1,825	21%
Total segment revenue	$982	$887	11%	$3,001	$2,628	14%
% of total revenue	33%	27%		51%	45%

Segment operating income	$413	$375	10%	$1,365	$1,155	18%
% of related revenue	42%	42%		45%	44%

Intuit Q3 Fiscal 2020 Form 10-Q	31

Revenue classified by significant product and service offerings was as follows:

(Dollars in millions)	Q3 FY20	Q3 FY19	% Change	YTD Q3 FY20	YTD Q3 FY19	% Change
Net revenue:
QuickBooks Online Accounting	$353	$260	36%	$989	$708	40%
Online Services	207	179	16%	602	496	21%
Total Online Ecosystem	560	439	28%	1,591	1,204	32%
QuickBooks Desktop Accounting	173	181	(4)%	577	563	2%
Desktop Services and Supplies	249	267	(7)%	833	861	(3)%
Total Desktop Ecosystem	422	448	(6)%	1,410	1,424	(1)%
Total Small Business & Self-Employed	$982	$887	11%	$3,001	$2,628	14%
Revenue for our Small Business & Self-Employed segment increased $95 million or 11% in the third quarter of fiscal 2020 and $373 million or 14% in the first nine months of fiscal 2020 compared with the same periods of fiscal 2019. The increase in both periods was primarily due to growth in Online Ecosystem revenue.
Online Ecosystem
Online Ecosystem revenue increased 28% in the third quarter of fiscal 2020 and 32% in the first nine months of fiscal 2020 compared with the same periods of fiscal 2019. QuickBooks Online Accounting revenue increased 36% in the third quarter of fiscal 2020 and 40% in the first nine months of fiscal 2020 primarily due to an increase in customers as well as higher effective prices and a shift in mix to our higher priced offerings. Online Services revenue increased 16% in the third quarter of fiscal 2020 and 21% in the first nine months of fiscal 2020 primarily due to an increase in revenue from our payroll and payments offerings. Online payroll revenue increased due to a shift in mix to our full service offering and an increase in customers. Online payments revenue increased due to an increase in customers and an increase in charge volume per customer.
Desktop Ecosystem
Desktop Ecosystem revenue decreased 6% in the third quarter of fiscal 2020 and decreased 1% in the first nine months of fiscal 2020 compared with the same periods of fiscal 2019. The decrease was due to a decline in Desktop units, which was partially offset by growth in our QuickBooks Desktop Enterprise subscription offering due to an increase in customers. Desktop Payroll and Desktop Payments revenues both decreased due to fewer customers.
Small Business & Self-Employed segment operating income increased 10% in the third quarter of fiscal 2020 and 18% in the first nine months of fiscal 2020 compared with the same periods of fiscal 2019, primarily due to the increase in revenue described above partially offset by higher expenses for staffing and outside services.

Intuit Q3 Fiscal 2020 Form 10-Q	32

Consumer

Consumer segment product revenue is derived primarily from TurboTax desktop tax return preparation software and related form updates.
Consumer segment service and other revenue is derived primarily from TurboTax Online and TurboTax Live offerings, electronic tax filing services and connected services, and also from our Mint and Turbo offerings.

(Dollars in millions)	Q3 FY20	Q3 FY19	% Change	YTD Q3 FY20	YTD Q3 FY19	% Change
Product revenue	$83	$94	(12)%	$179	$198	(10)%
Service and other revenue	1,744	2,056	(15)%	2,247	2,503	(10)%
Total segment revenue	$1,827	$2,150	(15)%	$2,426	$2,701	(10)%
% of total revenue	61%	66%		41%	47%

Segment operating income	$1,321	$1,678	(21)%	$1,439	$1,801	(20)%
% of related revenue	72%	78%		59%	67%
In March 2020, as a relief measure in response to the COVID-19 pandemic, the IRS extended the filing deadline for the 2019 tax year from April 15, 2020 to July 15, 2020. Additionally, all states with a personal income tax have also extended their due dates, predominantly to July. As a result, Consumer segment revenue decreased $275 million or 10% in the first nine months of fiscal 2020 compared with the same period of fiscal 2019 due to the extension of the tax filing deadline.
Segment operating income decreased 20% in the first nine months of fiscal 2020 compared with the same period of fiscal 2019 due to the decrease in revenue described above as well as higher expenses for staffing, corporate related expenses, and advertising and marketing.
Due to the extension of the tax filing deadline from April 15, 2020 to July 15, 2020, we expect a shift in sales and revenue from our third fiscal quarter to our fourth fiscal quarter during fiscal 2020. As a result, we will not have substantially complete results for the 2019 tax season until the fourth quarter of fiscal 2020.

Intuit Q3 Fiscal 2020 Form 10-Q	33

Strategic Partner

Strategic Partner segment product revenue is derived primarily from Lacerte, ProSeries, and ProFile desktop tax preparation software products and related form updates.
Strategic Partner segment service and other revenue is derived primarily from ProConnect Tax Online tax products, electronic tax filing service, connected services and, bank products.

(Dollars in millions)	Q3 FY20	Q3 FY19	% Change	YTD Q3 FY20	YTD Q3 FY19	% Change
Product revenue	$134	$161	(17)%	$365	$377	(3)%
Service and other revenue	59	74	(20)%	71	84	(15)%
Total segment revenue	$193	$235	(18)%	$436	$461	(5)%
% of total revenue	6%	7%		8%	8%

Segment operating income	$152	$195	(22)%	$313	$341	(8)%
% of related revenue	79%	83%		72%	74%
In March 2020, as a relief measure in response to the COVID-19 pandemic, the IRS extended the filing deadline for the 2019 tax year from April 15, 2020 to July 15, 2020. Additionally, all states with a personal income tax have also extended their due dates, predominantly to July. As a result, total Strategic Partner segment revenue decreased $25 million or 5% the first nine months of fiscal 2020 compared with the same period of fiscal 2019 due to the extension of the tax filing deadline.
Segment operating income decreased 8% in the first nine months of fiscal 2020 compared with the same period of fiscal 2019 primarily due to the decrease in revenue described above.
Due to the extension of the tax filing deadline from April 15, 2020 to July 15, 2020, we expect a shift in sales and revenue from our third fiscal quarter to our fourth fiscal quarter during fiscal 2020. As a result, we will not have substantially complete results for the 2019 tax season until the fourth quarter of fiscal 2020.

Intuit Q3 Fiscal 2020 Form 10-Q	34

Cost of Revenue

(Dollars in millions)	Q3 FY20	% of Related Revenue	Q3 FY19	% of Related Revenue	YTD Q3 FY20	% of Related Revenue	YTD Q3 FY19	% of Related Revenue
Cost of product revenue	$16	4%	$19	4%	$57	4%	$60	4%
Cost of service and other revenue	405	16%	330	12%	982	22%	811	18%
Amortization of acquired technology	5	n/a	5	n/a	17	n/a	15	n/a
Total cost of revenue	$426	14%	$354	11%	$1,056	18%	$886	15%
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
Cost of product revenue as a percentage of product revenue was relatively consistent in the third quarter and first nine months of fiscal 2020 compared with the same periods of fiscal 2019. We expense costs of product revenue as they are incurred for delivered software and we do not defer any of these costs when product revenue is deferred.
Cost of service and other revenue as a percentage of service and other revenue increased in the third quarter and first nine months of fiscal 2020 compared with the same periods of fiscal 2019 due to the decrease in revenue resulting from extension of the tax filing deadline for the 2019 tax year and an increase in costs to support our TurboTax and QuickBooks Live offerings.

Operating Expenses

(Dollars in millions)	Q3 FY20	% of Total Net Revenue	Q3 FY19	% of Total Net Revenue	YTD Q3 FY20	% of Total Net Revenue	YTD Q3 FY19	% of Total Net Revenue
Selling and marketing	$648	22%	$652	20%	$1,624	28%	$1,546	27%
Research and development	332	11%	311	10%	999	17%	900	15%
General and administrative	181	6%	170	5%	486	8%	447	8%
Amortization of other acquired intangible assets	2	—%	1	—%	5	—%	4	—%
Total operating expenses	$1,163	39%	$1,134	35%	$3,114	53%	$2,897	50%
Current Fiscal Quarter
Total operating expenses as a percentage of total net revenue increased in the third quarter of fiscal 2020 compared to the same period of fiscal 2019. Total net revenue for the third quarter of fiscal 2020 decreased $270 million or 8% while total operating expenses for the quarter increased $29 million or 3%. Total operating expenses increased $24 million for staffing due to higher headcount and $16 million for professional fees for the close of a pending business combination, offset by a decrease of $21 million for advertising expenses.
Fiscal Year to Date
Total operating expenses as a percentage of total net revenue increased in the first nine months of fiscal 2020 compared to the same period of fiscal 2019. Total net revenue for the first nine months of fiscal 2020 increased $73 million or 1% while total operating expenses for the period increased $217 million or 7%. Total operating expenses increased $123 million for staffing due to higher headcount, $30 million for outside services, $25 million for corporate related expenses, and $16 million for professional fees for the close of a pending business combination.

Non-Operating Income and Expenses
Interest Expense
Interest expense of $7 million for the first nine months of fiscal 2020 consisted primarily of interest on our unsecured term loan and secured revolving credit facility. Interest expense of $12 million for the first nine months of fiscal 2019 consisted primarily of interest on our unsecured term loan.

Intuit Q3 Fiscal 2020 Form 10-Q	35

Interest and Other Income, Net

(In millions)	Q3 FY20	Q3 FY19	YTD Q3 FY20	YTD Q3 FY19
Interest income (1)	$10	$14	$33	$27
Net gain on executive deferred compensation plan assets (2)	(10)	5	(4)	2
Other	(3)	(2)	(3)	(6)
Total interest and other income, net	$(3)	$17	$26	$23

(1)
Interest income in the third quarter of fiscal 2020 decreased compared to the same period of fiscal 2019 primarily due to lower average interest rates. Interest income in the first nine months of fiscal 2020 increased compared to the same period of fiscal 2019 primarily due to higher average invested balances.

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
The Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was signed into law on March 27, 2020. We have evaluated the provisions of this act and determined that it did not result in a significant impact on our tax provision for the period.
For the three and nine months ended April 30, 2020, we recognized excess tax benefits on share-based compensation of $7 million and $59 million, respectively, in our provision for income taxes. For the three and nine months ended April 30, 2019, we recognized excess tax benefits on share-based compensation of $20 million and $69 million, respectively, in our provision for income taxes.
Our effective tax rates for the three and nine months ended April 30, 2020 were approximately 23% and 19%, respectively. Excluding discrete tax items primarily related to share-based compensation tax benefits mentioned above, our effective tax rate for both periods was 24%. The difference from the federal statutory rate of 21% was primarily due to state income taxes and non-deductible share-based compensation, which were partially offset by the tax benefit we received from the federal research and experimentation credit.
Our effective tax rates for the three and nine months ended April 30, 2019 were approximately 23% and 21%. Excluding discrete tax items primarily related to share-based compensation tax benefits mentioned above, our effective tax rate for both periods was 23%. The difference from the federal statutory rate of 21% was primarily due to state income taxes and non-deductible share-based compensation, which were partially offset by the tax benefit we received from the federal research and experimentation credit.

LIQUIDITY AND CAPITAL RESOURCES

Overview
At April 30, 2020, our cash, cash equivalents and investments totaled $4.0 billion, an increase of $1.2 billion from July 31, 2019 due to the factors discussed under “Statements of Cash Flows” below. Our primary sources of liquidity have been cash from operations, which entails the collection of accounts receivable for products and services, and borrowings under our credit facility. Our primary uses of cash have been for research and development programs, selling and marketing activities, capital projects, acquisitions of businesses, debt service costs and debt repayment, repurchases of our common stock under our stock repurchase programs, and the payment of cash dividends. As discussed in “Executive Overview – Industry Trends and Seasonality” earlier in this Item 2, our business is subject to significant seasonality. The balance of our cash, cash equivalents, and investments generally fluctuates with that seasonal pattern. We believe the seasonality of our business is likely to continue in the future.

Intuit Q3 Fiscal 2020 Form 10-Q	36

The following table summarizes selected measures of our liquidity and capital resources at the dates indicated:

(Dollars in millions)	April 30, 2020	July 31, 2019	$ Change	% Change
Cash, cash equivalents, and investments	$3,971	$2,740	$1,231	45%
Long-term investments	19	13	6	46%
Short-term debt	350	50	300	600%
Long-term debt	48	386	(338)	(88)%
Working capital	2,149	1,628	521	32%
Ratio of current assets to current liabilities	1.8 : 1	1.8 : 1
We have historically generated significant cash from operations and we expect to continue to do so in the future. Our cash, cash equivalents, and investments totaled $4.0 billion at April 30, 2020. None of those funds were restricted and approximately 94% of those funds were located in the U.S.
On February 24, 2020, we entered into an agreement and plan of merger (the Merger Agreement) to acquire Credit Karma, Inc. (Credit Karma), for $7.1 billion, subject to certain customary adjustments set forth in the Merger Agreement. The purchase price for Credit Karma will be payable in equal portions of cash and Intuit common stock. The transaction is expected to close before the end of calendar year 2020. See Note 4 to the financial statements in Part I, Item 1 of this Quarterly Report for more information.
Based on past performance and current expectations, we believe that our cash and cash equivalents, investments, and cash generated from operations will be sufficient to meet anticipated seasonal working capital needs, capital expenditure requirements, contractual obligations (including the purchase of Credit Karma), commitments, debt service requirements, and other liquidity requirements associated with our operations for at least the next 12 months. In May 2020, we borrowed the full $1 billion under our unsecured revolving credit facility in order to provide financial flexibility during the current uncertain market conditions. We believe that our financial resources will allow us to manage the impact of COVID-19 on our business operations for the foreseeable future, which could include reductions in revenue and delays in payments from customers and partners. However, the challenges posed by COVID-19 on our business are expected to evolve and we may need to raise additional funds. We are aware that the impacts of the COVID-19 pandemic have reduced the availability and attractiveness of external funding sources, and we expect that until the financial market conditions stabilize accessing financing could be challenging or at elevated costs. Consequently, we will continue to evaluate our financial position in light of future developments, particularly those relating to COVID-19.
We expect to return excess cash generated by operations to our stockholders through payment of cash dividends, after taking into account our operating and strategic cash needs. In connection with our pending acquisition of Credit Karma, we have temporarily suspended share repurchases.
Our secured revolving credit facility is available to fund a portion of our loans to qualified small businesses. At April 30, 2020, $48 million was outstanding under the secured revolving credit facility.
We evaluate, on an ongoing basis, the merits of acquiring technology or businesses, or establishing strategic relationships with and investing in other companies. Our strong liquidity profile enables us to quickly respond to these types of opportunities.

Statements of Cash Flows
The following table summarizes selected items from our condensed consolidated statements of cash flows for the first nine months of fiscal 2020 and fiscal 2019. See the financial statements in Part I, Item 1 of this Quarterly Report for complete condensed consolidated statements of cash flows for those periods.

	Nine Months Ended
(Dollars in millions)	April 30, 2020	April 30, 2019	$ Change
Net cash provided by (used in):
Operating activities	$2,127	$2,446	$(319)
Investing activities	(111)	(317)	206
Financing activities	(796)	(625)	(171)
Effect of exchange rates on cash, cash equivalents, restricted cash, and restricted cash equivalents	(12)	(6)	(6)
Net increase in cash, cash equivalents, restricted cash, and restricted cash equivalents	$1,208	$1,498	$(290)

Intuit Q3 Fiscal 2020 Form 10-Q	37

Our primary sources and uses of cash were as follows:
Nine Months Ended
April 30, 2020	April 30, 2019
 Sources of cash:

• Operations
• Issuance of common stock under employee stock plans

 Uses of cash:

• Payment of cash dividends and dividend rights
• Repurchases of shares of our common stock
• Payment of accrued bonuses for fiscal 2019
• Capital expenditures
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

Stock Repurchase Programs, Treasury Shares, and Dividends on Common Stock
As described in Note 9 to the financial statements in Part I, Item 1 of this Quarterly Report, during the first nine months of fiscal 2020 we continued to repurchase shares of our common stock under repurchase programs that our Board of Directors has authorized. At April 30, 2020, we had authorization from our Board of Directors to expend up to an additional $2.4 billion for stock repurchases. In connection with our pending acquisition of Credit Karma, we have temporarily suspended share repurchases. Future stock repurchases under the current program are at the discretion of management, and authorization of future stock repurchase programs is subject to the final determination of our Board of Directors.
We have continued to pay quarterly cash dividends on shares of our outstanding common stock. During the nine months ended April 30, 2020 we declared quarterly cash dividends that totaled $1.59 per share of outstanding common stock for a total of $421 million. In May 2020 our Board of Directors declared a quarterly cash dividend of $0.53 per share of outstanding common stock payable on July 20, 2020 to stockholders of record at the close of business on July 10, 2020. We currently expect to continue paying comparable cash dividends on a quarterly basis; however, future declarations of dividends and the establishment of future record dates and payment dates are subject to the final determination of our Board of Directors.

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
Under the amended and restated credit agreement we may, subject to certain customary conditions including lender approval, on one or more occasions increase commitments under the unsecured revolving credit facility in an amount not to exceed $250 million in the aggregate and may extend the maturity date up to two times. Advances under the unsecured revolving credit facility accrue interest at rates that are equal to, at our election, either Bank of America's alternate base rate plus a margin that ranges from 0.0% to 0.1% or the London Interbank Offered Rate (LIBOR) plus a margin that ranges from 0.69% to 1.1%. Actual margins under either election will be based on our senior debt credit ratings. At April 30, 2020, no amounts were outstanding under the unsecured revolving credit facility. We monitor counterparty risk associated with the institutional lenders that are providing the credit facility. In May 2020, we borrowed the full $1 billion under the unsecured revolving credit facility in order to provide financial flexibility.
On May 2, 2019 $400 million was outstanding on the term loan under the amended and restated credit agreement. Under this agreement we may, subject to certain customary conditions including lender approval, on one or more occasions increase commitments under the term loan in an amount not to exceed $400 million in the aggregate. The term loan accrues interest at rates that are equal to, at our election, either Bank of America's alternate base rate plus a margin that ranges from 0.0% to 0.125% or LIBOR plus a margin that ranges from 0.625% to 1.125%. Actual margins under either election will be based on our senior debt credit ratings. The term loan is subject to quarterly principal payments of $12.5 million through October 31, 2020 with the balance payable on February 1, 2021. At April 30, 2020, $350 million was outstanding under the term loan.
The amended and restated credit agreement includes customary affirmative and negative covenants, including financial covenants that require us to maintain a ratio of total gross debt to annual earnings before interest, taxes, depreciation and amortization (EBITDA) of not greater than 3.25 to 1.00 as of any date and a ratio of annual EBITDA to annual interest expense of not less than 3.00 to 1.00 as of the last day of each fiscal quarter. As of April 30, 2020 we were compliant with all required

Intuit Q3 Fiscal 2020 Form 10-Q	38

covenants.
Secured Revolving Credit Facility
On February 19, 2019, a subsidiary of Intuit entered into a two-year $300 million secured revolving credit facility with a lender. The revolving credit facility is secured by cash and receivables of the subsidiary and is non-recourse to Intuit Inc. Advances under this secured revolving credit facility are used to fund a portion of our loans to qualified small businesses and accrue interest at LIBOR plus 2.39%. Unused portions of the credit facility accrue interest at a rate of 0.50%. On March 2, 2020, we amended the secured revolving credit facility to extend the commitment term from February 19, 2021 to February 19, 2022 and the final maturity date from August 19, 2021 to August 19, 2022. The agreement includes certain affirmative and negative covenants, including financial covenants that require the subsidiary to maintain specified financial ratios. As of April 30, 2020 we were compliant with all required covenants. At April 30, 2020, $48 million was outstanding under this facility, with a weighted-average interest rate of 6.04%, which includes the unused facility fee. The outstanding balance is secured by cash and receivables of the subsidiary totaling $143 million.

Cash Held by Foreign Subsidiaries
Our cash, cash equivalents, and investments totaled $4.0 billion at April 30, 2020. Approximately 6% of those funds were held by our foreign subsidiaries and subject to repatriation tax considerations. These foreign funds were located primarily in Singapore, Canada, India, and the United Kingdom. As a result of the 2017 Tax Cuts and Jobs Act we do not expect to pay incremental U.S. taxes on repatriation. We have recorded income tax expense for Canada and India withholding taxes on earnings that are not permanently reinvested. In the event that funds from foreign operations are repatriated to the United States, we would pay withholding taxes at that time.

Intuit Q3 Fiscal 2020 Form 10-Q	39

Off-Balance Sheet Arrangements
At April 30, 2020, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.
Contractual Obligations
We presented our contractual obligations at July 31, 2019 in our Annual Report on Form 10-K for the fiscal year then ended. There were no significant changes to our contractual obligations during the first nine months of fiscal 2020.
Recent Accounting Pronouncements
For a description of recent accounting pronouncements, if any, and the potential impact of these pronouncements on our condensed consolidated financial statements, see Note 1 to the financial statements in Part I, Item 1 of this Quarterly Report.

Intuit Q3 Fiscal 2020 Form 10-Q	40

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes to our quantitative and qualitative disclosures about market risk during the nine months ended April 30, 2020. See Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended July 31, 2019 for a detailed discussion of our market risks.

Intuit Q3 Fiscal 2020 Form 10-Q	41

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

Intuit Q3 Fiscal 2020 Form 10-Q	42

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS
See Note 10 to the financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a description of legal proceedings.

ITEM 1A - RISK FACTORS
Our businesses routinely encounter and address risks, many of which could cause our future results to be materially different than we presently anticipate. These risks may be amplified by the COVID-19 pandemic, which has caused significant economic instability and uncertainty. Below, we describe certain important risks, categorized solely for ease of reference as strategic, operational, legal and compliance, and financial risks. The manner in which we respond to future developments as well as our competitors’ reactions to those developments may affect our future operating results.

The COVID-19 pandemic has caused significant economic instability and uncertainty and has had and may continue to have an adverse effect on our business, results of operations and financial condition.
The COVID-19 pandemic has caused economic instability and uncertainty globally and has had a negative impact, and may in the future have a material adverse impact, on our business.  We have begun to see the COVID-19 pandemic negatively impact our small business results as a significant number of small businesses have closed or scaled back their offerings, particularly in light of shelter-in-place and similar directives.  Additionally, due to the extension of the IRS and most states' tax filing deadlines from April 2020 to July 2020, it is difficult to anticipate tax filing behavior for the remainder of the 2019 tax year.  The severity and duration of the pandemic's impact on our operational and financial performance are uncertain and will depend on many factors beyond our control.  Potential negative impacts of the pandemic include, but are not limited to, the following:

•
Reduction in customer demand for our products and services, decreased consumer spending levels, reduced small business payment charge volumes and payrolls and potential decreases in the number of tax returns filed could materially harm our results of operations.

•
The extension of federal and state tax filing deadlines has changed the seasonality of our business, making our revenue and operating results more difficult to predict, which could cause our business to materially suffer.

•
There are new and more frequent attempts by malicious third parties seeking to take advantage of the pandemic to fraudulently gain access to our systems, which could cause us to expend significant resources to remediate and could damage our reputation.

•
Changes to our business operations and the operations of our third-party partners, such as increased use of videoconferencing, the shift to working from home, and the complexity of resuming operations in our offices, could introduce new security and execution risks that could cause us to experience substantial financial losses, lose the confidence of our customers and government agencies and harm our revenues and earnings.

•
Potential disruption of services on which we rely to deliver our services to our customers, including our third-party customer success partners and financial institutions, could prevent us or our service providers from delivering critical services to our customers or accepting and fulfilling customer orders, any of which could materially and adversely affect our business or reputation.

•
Increased, divergent and changing governmental regulations, such as shelter-in-place orders and closures of work facilities, schools, public buildings and businesses, could make it considerably more difficult to develop, enhance and support our products and services, which may cause our results of operations and financial condition to suffer.

•
Failure to realize some or all of the anticipated benefits of our mergers and acquisitions activities for reasons related to the pandemic may cause us to experience losses that result in significant harm to our operating results or financial condition.

•
We may be unable to obtain financing in the current economic environment on terms that are favorable or acceptable to us, or at all, which could impair our cash flows and restrict our ability to execute on our strategic initiatives and react to changes in our business or the environment.

Intuit Q3 Fiscal 2020 Form 10-Q	43

•
As a result of financial hardship experienced by our customers related to the pandemic, we may experience higher than normal customer refunds and a significant increase in risk of collecting customer payments or loans receivable, which could harm our results of operations.

•	There could be increased volatility in our stock price related to the pandemic, which could result in the loss of some or all of the value of an investment in Intuit.
These and other potential negative impacts relating to the COVID-19 pandemic are described further in the risk factors that follow.
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
Our consumer tax business also faces significant potential competition from the public sector, where we face the risk of federal and state taxing authorities proposing revenue raising strategies that involve developing and providing government tax software or other government return preparation systems at public expense. These or similar programs may be introduced or expanded in the future, which may change the voluntary compliance tax system in ways that could cause us to lose customers and revenue. The IRS Free File Program is currently the sole means by which the IRS offers tax software to taxpayers and, in December 2019, the agreement governing the program was amended to eliminate the pledge by the IRS that it will not offer a duplicative or competing service. Under this program, the IRS has worked with private industry to provide more than 56 million free returns since 2003, utilizing donated private sector tax software and e-filing services for low and middle income taxpayers at no cost to the government or individual users. However, its continuation depends on a number of factors, including increasing public awareness of and access to the free program, as well as continued government support. The current agreement is scheduled to expire in October 2021. Recently, we have become the subject of certain legal proceedings and regulatory inquiries relating to the provision and marketing of the product that we offer under the IRS Free File Program. While we believe that the allegations in these proceedings are without merit, the proceedings may decrease the government’s support of such program and increase the likelihood that such program is terminated. If the Free File Program were to be terminated or the IRS were to enter the software development and return preparation space, the federal government could become a publicly funded direct competitor of the U.S. tax services industry and of Intuit. Government funded services that curtail or eliminate the role of taxpayers in preparing their own taxes could potentially have material and adverse revenue implications.
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

Intuit Q3 Fiscal 2020 Form 10-Q	44

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

Intuit Q3 Fiscal 2020 Form 10-Q	45

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
We have acquired and may continue to acquire companies, products, technologies and talent that complement our strategic direction, both in and outside the United States. Acquisitions, including our pending acquisition of Credit Karma (the "Transaction"), involve significant risks and uncertainties, including:

•	inability to successfully integrate the acquired technology, data assets and operations into our business and maintain uniform standards, controls, policies, and procedures;

•	inability to realize synergies expected to result from an acquisition;

•	disruption of our ongoing business and distraction of management;

•	challenges retaining the key employees, customers, resellers and other business partners of the acquired operation;

•	the internal control environment of an acquired entity may not be consistent with our standards or with regulatory requirements, and may require significant time and resources to align or rectify;

•	unidentified issues not discovered in our due diligence process, including product or service quality issues, intellectual property issues and legal contingencies;

•	failure to successfully further develop an acquired business or technology and any resulting impairment of amounts currently capitalized as intangible assets;

•	risks associated with businesses we acquire or invest in, which may differ from or be more significant than the risks our other businesses face;

•	in the case of foreign acquisitions and investments, the impact of particular economic, tax, currency, political, legal and regulatory risks associated with specific countries; and

•
to the extent we use debt to fund acquisitions or for other purposes, our interest expense and leverage would increase significantly, and to the extent we issue equity securities as consideration in an acquisition, current shareholders’ percentage ownership and earnings per share would be diluted.

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

In addition, any acquisition or divestiture that we announce may not be completed if closing conditions are not satisfied. Because acquisitions and divestitures are inherently risky, our transactions may not be successful and may, in some cases, harm our operating results or financial condition. In particular, the completion of the Transaction is subject to the satisfaction or waiver of a number of conditions as set forth in the related merger agreement, including, among others, the expiration or termination of the applicable waiting periods pursuant to the Hart-Scott-Rodino Act and no applicable law having been enacted that prohibits the consummation of the Transaction. There can be no assurance that the parties will be able to satisfy the closing conditions or that closing conditions beyond our or Credit Karma’s control will be satisfied or waived. If the Transaction and the integration of the companies’ respective businesses are not completed within the expected time frame, such delay may materially and adversely affect the synergies and other benefits that we and Credit Karma expect to achieve as

Intuit Q3 Fiscal 2020 Form 10-Q	46

a result of the Transaction and could result in additional transaction costs, loss of revenue or other effects associated with uncertainty about the Transaction. Moreover, the impact of COVID-19, adverse changes in market conditions, additional transaction and integration-related costs and other factors that may be exacerbated by the impact of COVID-19, such as the failure to realize some or all of the anticipated benefits of the Transaction, may cause the Transaction to be dilutive to Intuit’s operating earnings per share in the first fiscal year after close or beyond. Any dilution of our non-GAAP diluted earnings per share could cause the price of shares of Intuit Common Stock to decline or grow at a reduced rate.

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
Further, the security measures that we implement may not be able to prevent unauthorized access to our products and our customers’ account data. Third parties may fraudulently induce members of our workforce, customers, or users by social engineering means, such as email phishing, to disclose sensitive information in order to gain access to our systems. It is also possible that unauthorized access to or disclosure of customer data may occur due to inadequate use of security controls by our customers or members of our workforce. Accounts created with weak or recycled passwords could allow cyberattackers to gain access to customer data. Unauthorized persons could gain access to customer accounts if customers do not maintain effective access controls of their systems and software. In addition, we are experiencing new and more frequent attempts by third parties to use the COVID-19 pandemic to fraudulently gain access to our systems, such as through increased email phishing of our workforce.
Criminals may also use stolen identity information obtained outside of our systems to gain unauthorized access to our customers’ data. We have experienced such instances in the past and as the accessibility of stolen identity information increases, generally, we may experience further instances of unauthorized access to our systems through the use of stolen identity information of our customers or members of our workforce in the future. Further, our customers may choose to use the same user ID and password across multiple products and services unrelated to our products. Such customers’ login credentials may be stolen from products offered by third-party service providers unrelated to us and the stolen identity information may be used by a malicious third party to access our products, which could result in disclosure of confidential information. In addition, in response to the COVID-19 pandemic, we have temporarily shifted nearly all our workforce from office locations to work from home environments, which increases our exposure to security-related risks due to operational changes, such as the increased use of videoconferencing.
Our efforts to protect data may also be unsuccessful due to software bugs (whether open source or proprietary code), break-ins, workforce member error or other threats that evolve.

Intuit Q3 Fiscal 2020 Form 10-Q	47

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
The online tax preparation, payroll administration, online payments and lending industries have been experiencing an increasing amount of fraudulent activities by third parties, and those fraudulent activities are becoming increasingly sophisticated. Although we do not believe that any of this activity is uniquely targeted at our products or business, this type of fraudulent activity may adversely impact our tax, payroll, and payments and lending businesses and is heightened while we are responding to the COVID-19 pandemic with measures such as requiring nearly all of our workforce to work from home. In addition to any losses that may result from such fraud, which may be substantial, a loss of confidence by our customers or by governmental agencies in our ability to prevent fraudulent activity that is perpetrated through our offerings may seriously harm our business and damage our brand. If we cannot adequately combat such fraudulent activity that is perpetrated through our tax and lending offerings, governmental authorities may refuse to allow us to continue to offer such services, or these services may otherwise be adversely impacted, which could include federal or state tax authorities refusing to allow us to process our customers’ tax returns electronically, resulting in a significant adverse impact on our earnings and revenue. As fraudulent activities become more pervasive and increasingly sophisticated, and fraud detection and prevention measures must become correspondingly more complex to combat them across the various industries in which we operate, we may implement risk control mechanisms that could make it more difficult for legitimate customers to obtain and use our products, which could

Intuit Q3 Fiscal 2020 Form 10-Q	48

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
Our tax businesses must effectively handle extremely heavy customer demand during critical peak periods,which typically occur from January until April of each year. In response to the COVID-19 pandemic, the IRS extended the filing deadline for tax year 2019 until July 15, 2020 and all states with personal income tax have also extended their due dates, predominantly to July, and we expect heavy customer demand to continue during the extended filing period. We face significant risks in maintaining adequate service levels during these peak periods when we derive a substantial portion of our overall revenue from the tax businesses. Any interruptions in our online tax preparation or electronic filing service at any time during the tax season, particularly during a peak period, could result in significantly decreased revenue, lost customers, unexpected refunds of customer charges, negative publicity and increased operating costs, any of which could significantly harm our business, financial condition and results of operations.
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
Our business operations, data centers, information technology and communications systems are vulnerable to damage or interruption from natural disasters, human error, malicious attacks, fire, power loss, telecommunications failures, computer viruses, computer denial of service attacks, terrorist attacks, health emergencies, such as the COVID-19 pandemic, and other events beyond our control. For example, our employees are largely concentrated in California and India, each of which have been affected by the COVID-19 pandemic and subject to governmental actions designed to contain the spread of COVID-19, such as limitations on the size of gatherings, closures of work facilities, schools, public buildings and businesses, quarantines, lockdowns and travel restrictions. The closure of our facilities in those and other areas in which we operate, and other restrictions inhibiting our employees’ ability to access our facilities, have disrupted, and could continue to disrupt our business operations. We have also modified our business practices in connection with the pandemic (including employee travel, employee work locations and cancellation of physical participation in meetings, events and conferences), and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers or third-party partners. There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus, and that such measures will not impair our ability to perform critical functions. Any such measures could make it considerably more difficult to develop, enhance and support our products and services.

Intuit Q3 Fiscal 2020 Form 10-Q	49

We cannot predict how long any such measures will be in place and whether we would reimplement or enhance any such measures in one or more locations in order to respond to the effects of the pandemic or the rules, regulations or guidelines of any governmental authority. Moreover, the complexity of resuming operations in our offices could introduce new execution risks and we may experience longer-term disruptions to our operations, such as shifts in the work location preferences of our workforce for personal health and safety reasons.
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
Additionally, the business operations of our third-party partners have been and could continue to be disrupted by the COVID-19 pandemic and the actions taken in response to it, including the pandemic’s effects on their third-party partners. If our third-party partners are unable to help us operate our business as a result of the COVID-19 pandemic, our business and financial results may be negatively impacted. The failure of third parties to provide acceptable and high quality products, services and technologies or to update their products, services and technologies may result in a disruption to our business operations and our customers, which may reduce our revenues and profits, cause us to lose customers and damage our reputation. Alternative arrangements and services may not be available to us on commercially reasonable terms or at all, or we may experience business interruptions upon a transition to an alternative partner.
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
In particular, we have relationships with banks, credit unions and other financial institutions that support certain critical services we offer to our customers. If macroeconomic conditions or other factors, including the effects of the COVID-19 pandemic, cause any of these institutions to fail, consolidate, stop providing certain services or institute cost-cutting efforts, our business and financial results may suffer and we may be unable to offer those services to our customers.
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

Intuit Q3 Fiscal 2020 Form 10-Q	50

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

•	difficulties in developing, staffing, and simultaneously managing a large number of varying foreign operations as a result of distance, language, and cultural differences;

•	stringent local labor laws and regulations;

•	credit risk and higher levels of payment fraud;

•	profit repatriation restrictions, and foreign currency exchange restrictions;

•	geopolitical events, including natural disasters, acts of war and terrorism, and health emergencies, including divergent governmental responses thereto across the jurisdictions in which we operate;

•	import or export regulations;

•
compliance with the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act, and laws and regulations of other jurisdictions prohibiting corrupt payments to government officials and other third parties;

Intuit Q3 Fiscal 2020 Form 10-Q	51

•	antitrust and competition regulations;

•	potentially adverse tax developments;

•	economic uncertainties relating to European sovereign and other debt;

•	trade barriers and changes in trade regulations;

•	political or social unrest, economic instability, repression, or human rights issues; and

•	risks related to other government regulation or required compliance with local laws.
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
The Company is subject to federal, state, local and international laws and regulations that affect the Company’s activities, including, without limitation, areas of labor, advertising, tax, financial services, data privacy and security, electronic funds transfer, money transmission, lending, digital content, consumer protection, real estate, billing, e-commerce, promotions, quality of services, intellectual property ownership and infringement, import and export requirements, anti-corruption, foreign exchange controls and cash repatriation restrictions, anti-competition, environmental, health and safety, and other regulated activities. There have been significant new regulations and heightened focus by the government on many of these areas, as well as in areas such as insurance and privacy. As we expand our products and services and revise our business models, both domestically and internationally, we may become subject to additional government regulation or increased regulatory scrutiny. For example, in April 2020, one of our subsidiaries became a Small Business Administration ("SBA") approved lender under the SBA’s recently established Paycheck Protection Program (“PPP”) authorized by the Coronavirus Aid, Relief and Economic Security Act. Further, regulators (both in the U.S. and in other jurisdictions in which we operate) may adopt new laws or regulations, change existing regulations, or their interpretation of existing laws or regulations may differ from ours. In response to the COVID-19 pandemic, federal, state, local and foreign governmental authorities have imposed, and may continue to impose, protocols and restrictions intended to contain the spread of the virus, including limitations on the size of gatherings, closures of work facilities, schools, public buildings and businesses, quarantines, lockdowns and travel restrictions. Such restrictions have disrupted and may continue to disrupt our business operations and limit our ability to perform critical functions.
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
Complex and evolving U.S. and international laws and regulation regarding privacy and data protection could result in claims, changes to our business practices, penalties or increased cost of operations or otherwise harm our business.
Regulations related to the provision of online services is evolving as federal, state and foreign governments continue to adopt new or modify existing laws and regulations addressing data privacy and the collection, processing, storage, transfer and use of data. This includes, for example, the EU's General Data Protection Regulation (GDPR) and the new California Consumer Protection Act (CCPA), which became effective on January 1, 2020. In our efforts to meet the GDPR, CCPA and other data privacy regulations, we have made and continue to make certain operational changes to our products and business practices. If

Intuit Q3 Fiscal 2020 Form 10-Q	52

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

Intuit Q3 Fiscal 2020 Form 10-Q	53

unanticipated changes in income tax rates; adverse global macro-economic conditions; credit risks; fluctuations in our net income; indebtedness; and the fluctuation of our stock price.
Our tax business is highly seasonal and our quarterly results could fluctuate significantly.
Our tax offerings have significant seasonal patterns. Revenue from income tax preparation products and services is typically heavily concentrated during November through April and, for the 2019 tax season, the seasonality will be affected by the IRS’s extension of the federal tax filing deadline to July 15, 2020 and all states with personal income tax also extending their due dates, predominantly to July. This seasonality has caused significant fluctuations in our quarterly financial results. Our financial results may also fluctuate from quarter to quarter and year to year due to a variety of factors, including factors that may affect the timing of revenue recognition. These include changes to our offerings that result in the inclusion or exclusion of ongoing services; changes in product pricing strategies or product sales mix; the timing of the availability of federal and state tax forms from taxing agencies and the ability of those agencies to receive electronic tax return submissions; changes in customer behavior; and the timing of our discontinuation of support for older product offerings. Other factors that may affect our quarterly or annual financial results include the timing of acquisitions, divestitures, and goodwill and acquired intangible asset impairment charges. Any fluctuations in our operating results may adversely affect our stock price.
If actual customer refunds for our offerings exceed the amount we have reserved our future financial results may be harmed.
Like many software companies we refund customers for product returns and subscription cancellations. We establish reserves against revenue in our financial statements based on estimated customer refunds. We closely monitor this refund activity in an effort to maintain adequate reserves. In the past, customer refunds have not differed significantly from these reserves. However, if we experience actual customer refunds or an increase in risks of collecting customer payments, including as a result of financial hardship experienced by our customers related to the COVID-19 pandemic, that significantly exceed the amount we have reserved, it may result in lower net revenue.
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
The COVID-19 pandemic and the actions taken in response to it have significantly increased economic and demand uncertainty. It is likely that the COVID-19 pandemic will cause an economic slowdown, and it is possible that it could cause a global recession and we cannot predict the extent to which existing small businesses would be able to survive such a downturn. Moreover, in connection with the COVID-19 pandemic, unemployment has increased significantly. Accordingly, the risks described in the paragraph above, including reduced customer demand for our products and services, decreased

Intuit Q3 Fiscal 2020 Form 10-Q	54

consumer spending levels and, in the future, decreases in the number of tax returns filed, may be more likely to materialize, any of which could harm our business and our future financial results.

We provide capital to small businesses, which exposes us to certain risk, and may cause us material financial or reputational harm.
We provide capital to qualified small businesses, which exposes us to the risk of our borrowers’ inability to repay such loans. We have also entered into credit arrangements with financial institutions to obtain the capital we provide under this offering. Any termination or interruption in the financial institutions’ ability to lend to us could interrupt our ability to provide capital to qualified small businesses. Further, our credit decisioning, pricing, loss forecasting and scoring models used to evaluate loan applications may contain errors or may not adequately assess creditworthiness of our borrowers, or may be otherwise ineffective, resulting in incorrect approvals or denials of loans. It is also possible that loan applicants could provide false or incorrect information. Moreover, the COVID-19 pandemic and the actions taken in response to it have had a significant impact on small businesses and may increase the likelihood that our borrowers are unable to repay their loans. If any of the foregoing events were to occur, our reputation, relationships with borrowers, collections of loans receivable and financial results could be harmed. In addition, one of our subsidiaries has been approved as a lender for the PPP to support our small business customers and other eligible applicants during the pandemic. Our participation in this program exposes us to many of the risks described above and additional risks, such as borrower default, the SBA declining to honor its guarantee with respect to our PPP loans and litigation from borrowers or others related to our PPP activities.
Amortization of acquired intangible assets and impairment charges may cause significant fluctuation in our net income.
Our acquisitions have resulted in significant expenses, including amortization and impairment of acquired technology and other acquired intangible assets, and impairment of goodwill. Total costs and expenses in these categories were $26 million in fiscal 2019; $21 million in fiscal 2018; and $14 million in fiscal 2017. Although under current accounting rules goodwill is not amortized, we may incur impairment charges related to the goodwill already recorded and to goodwill arising out of future acquisitions. We test the impairment of goodwill annually in our fourth fiscal quarter or more frequently if indicators of impairment arise. The timing of the formal annual test may result in charges to our statement of operations in our fourth fiscal quarter that may not have been reasonably foreseen in prior periods. At April 30, 2020, we had $1.7 billion in goodwill and $34 million in net acquired intangible assets on our condensed consolidated balance sheet, both of which may be subject to impairment charges in the future. New acquisitions, and any impairment of the value of acquired intangible assets, may have a significant negative impact on our future financial results.
We have incurred indebtedness and may incur other debt in the future, which may adversely affect our financial condition and future financial results.
As of April 30, 2020, we had an aggregate of $398 million of indebtedness outstanding under our credit facilities. In addition, on May 7, 2020, we borrowed the available $1 billion under our revolving credit facility. We may incur additional debt in the future.
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
Our current unsecured and secured revolving credit facilities impose restrictions on us, including restrictions on our ability to create liens on our assets and the ability of our subsidiaries to incur indebtedness, and require us to maintain compliance with specified financial ratios. Our ability to comply with these ratios may be affected by events beyond our control. In addition, our short- and long-term debt includes covenants that may adversely affect our ability to incur certain liens or engage in certain types of sale and leaseback transactions. If we breach any of the covenants under our short- and long-term debt or our unsecured revolving credit facility and do not obtain a waiver from the lenders, then, subject to applicable cure periods, any outstanding indebtedness may be declared immediately due and payable. In addition, there can be no assurance that we would be able to successfully renegotiate any such terms, that any refinancing would be possible or that any additional financing could be obtained on terms that are favorable or acceptable to us.
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

Intuit Q3 Fiscal 2020 Form 10-Q	55

We cannot guarantee that our share repurchase program will be fully consummated or that it will enhance long-term stockholder value.
We have a stock repurchase program under which we are authorized to repurchase our common stock. The repurchase program does not have an expiration date and we are not obligated to repurchase a specified number or dollar value of shares. Our repurchase program may be suspended or terminated at any time. For example, following the execution and delivery of the merger agreement relating to our pending acquisition of Credit Karma, we temporarily suspended share repurchases under our repurchase program. In addition, we will suspend our repurchase program between the mailing date of the solicitation statement/prospectus relating to the Credit Karma acquisition through the date on which the consent solicitation thereunder ends, in compliance with Regulation M under the federal securities laws. Even if our stock repurchase program is fully implemented, it may not enhance long-term stockholder value. Also, the amount, timing, and execution of our stock repurchase programs may fluctuate based on our priorities for the use of cash for other purposes and because of changes in cash flows, tax laws, and the market price of our common stock.
Our stock price may be volatile and your investment could lose value.
Our stock price is subject to changes in recommendations or earnings estimates by financial analysts, changes in investors’ or analysts’ valuation measures for our stock, our credit ratings and market trends unrelated to our performance. Furthermore, speculation in the press or investment community about our strategic position, financial condition, results of operations, business or security of our products, can cause changes in our stock price. These factors, as well as general economic and political conditions, including the effects of the COVID-19 pandemic, and the timing of announcements in the public market regarding new products, product enhancements or technological advances by our competitors or us, and any announcements by us of acquisitions, major transactions, or management changes may adversely affect our stock price. Moreover, the COVID-19 pandemic has caused significant volatility in the global financial markets, which has resulted in significant volatility in our stock price recently. Further, any changes in the amounts or frequency of share repurchases or dividends may also adversely affect our stock price. A significant drop in our stock price could expose us to the risk of securities class actions lawsuits, which may result in substantial costs and divert management’s attention and resources, which may adversely affect our business.

Intuit Q3 Fiscal 2020 Form 10-Q	56

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Stock repurchase activity during the three months ended April 30, 2020 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans
February 1, 2020 through February 29, 2020	136,800	$292.04	136,800	$2,370,765,174
March 1, 2020 through March 31, 2020	—	$—	—	$2,370,765,174
April 1, 2020 through April 30, 2020	—	$—	—	$2,370,765,174
Total	136,800	$292.04	136,800
Note: All of the shares purchased during the three months ended April 30, 2020 were purchased under a plan we announced on August 19, 2016 under which we are authorized to repurchase up to $2 billion of our common stock. On August 21, 2018 our Board approved a new stock repurchase program under which we are authorized to repurchase up to an additional $2 billion of our common stock. At April 30, 2020, authorization from our Board of Directors to expend up to $2.4 billion remained available under these plans. In connection with our pending acquisition of Credit Karma, we have temporarily suspended share repurchases.

ITEM 6 - EXHIBITS
See the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q.

Intuit Q3 Fiscal 2020 Form 10-Q	57

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTUIT INC. (Registrant)
Date:	May 21, 2020	By:	/s/ MICHELLE M. CLATTERBUCK
Michelle M. Clatterbuck
Executive Vice President and Chief Financial Officer (Authorized Officer and Principal Financial Officer)

Intuit Q3 Fiscal 2020 Form 10-Q	58

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference

2.01	Agreement and Plan of Merger, dated February 24, 2020 by and among Intuit Inc., Halo Merger Sub I, Inc., Halo Merger Sub II, LLC, Credit Karma, Inc. and Shareholder Representative Services LLC		8-K filed 2/24/2020

10.01	Form of Support Agreement		8-K filed 2/24/2020

31.01	Certification of Chief Executive Officer	X

31.02	Certification of Chief Financial Officer	X

32.01*	Section 1350 Certification (Chief Executive Officer)	X

32.02*	Section 1350 Certification (Chief Financial Officer)	X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X

101.SCH	XBRL Taxonomy Extension Schema	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X
________________________________

*	This exhibit is intended to be furnished and shall not be deemed “filed” for purposes of the Securities Exchange Act of 1934, as amended.

Intuit Q3 Fiscal 2020 Form 10-Q	59