Form 10-K
period 2020-07-31
INTUIT INC
filed 2020-08-31
CIK 896878

Tables of Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________

FORM 10-K

☑	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended July 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of Intuit Inc. outstanding common stock held by non-affiliates of Intuit as of January 31, 2020, the last business day of our most recently completed second fiscal quarter, based on the closing price of $280.38 reported by the Nasdaq Global Select Market on that date, was $70.6 billion.

There were 261,807,204 shares of Intuit voting common stock outstanding as of August 24, 2020.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its Annual Meeting of Stockholders to be held on January 21, 2021 are incorporated by reference in Part III of this Annual Report on Form 10-K.

Tables of Contents

INTUIT INC.
FISCAL 2020 FORM 10-K
Intuit, the Intuit logo, QuickBooks, TurboTax, Mint, Lacerte, ProSeries, and Intuit ProConnect, among others, are registered trademarks and/or registered service marks of Intuit Inc., or one of its subsidiaries, in the United States and other countries. Other parties’ marks are the property of their respective owners.

Intuit Fiscal 2020 Form 10-K	2

Tables of Contents

Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. These risks and uncertainties may be amplified by the coronavirus (“COVID-19”) pandemic, which has caused significant global economic instability and uncertainty. The extent to which the COVID-19 pandemic impacts Intuit’s business, operations, financial results, and financial condition, including the duration and magnitude of such effects, will depend on numerous evolving factors, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the pandemic, its severity, the actions to contain the virus or respond to its impact, and how quickly and to what extent normal economic and operating conditions can resume. Please also see the section entitled “Risk Factors” in Item 1A of Part I of this Annual Report for important information to consider when evaluating these statements. All statements in this report, other than statements that are purely historical, are forward-looking statements. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “forecast,” “estimate,” “seek,” and similar expressions also identify forward-looking statements. In this report, forward-looking statements include, without limitation, the following:

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

•
our belief that our cash and cash equivalents, investments and cash generated from operations will be sufficient to meet our seasonal working capital needs, capital expenditure requirements, contractual obligations (including the pending acquisition of Credit Karma, Inc. (Credit Karma)), debt service requirements and other liquidity requirements associated with our operations for at least the next 12 months;

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

•	our expectations and beliefs regarding the pending acquisition of Credit Karma.

Intuit Fiscal 2020 Form 10-K	3

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

Intuit Fiscal 2020 Form 10-K	4

Tables of Contents

PART I

ITEM 1 - BUSINESS

CORPORATE BACKGROUND
General
Intuit helps consumers, small businesses, and the self-employed prosper by delivering financial management and compliance products and services. We also provide specialized tax products to accounting professionals, who are key partners that help us serve small business customers.
Our global products and platforms, including QuickBooks, TurboTax, Mint and Turbo, are designed to help our customers better manage their money, reduce their debt and file their taxes with ease so they can receive the maximum refund they deserve. For those customers who run small businesses, we are focused on helping them get paid faster, pay their employees, access capital, ensure their books are done right and find and keep customers. We serve more than 50 million customers across our product offerings and platforms. We had revenue of $7.7 billion in our fiscal year which ended July 31, 2020, with approximately 10,600 employees in offices in the United States, India, Canada, the United Kingdom, Israel, Australia, and other locations.
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
We file reports required of public companies with the Securities and Exchange Commission (SEC). These include annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other reports, and amendments to these reports. The SEC maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. We make available free of charge on the Investor Relations section of our corporate website all of the reports we file with or furnish to the SEC as soon as reasonably practicable after the reports are filed or furnished. Copies of this Annual Report on Form 10-K may also be obtained without charge by contacting Investor Relations, Intuit Inc., P.O. Box 7850, Mountain View, California 94039-7850 or by calling 650-944-6000 or by emailing investor_relations@intuit.com.

BUSINESS OVERVIEW
Intuit’s Mission
At Intuit, our mission is to power prosperity around the world. All of our customers have a common set of needs. They are trying to make ends meet, maximize their tax refunds, save money and pay off debt. And those who have made the bold decision to become entrepreneurs, and go into business for themselves, have an additional set of needs. They want to find and keep customers, get paid for their hard work, access capital to grow and ensure their books are right.
Across our platform, we use the power of technology to deliver three core benefits to our customers: helping put more money in their pockets, eliminating work and drudgery so they can focus on what matters to them, and ensuring that they have complete confidence in every financial decision they make.
The rise of Artificial Intelligence (AI) is fundamentally reshaping our world — and Intuit is taking advantage of this technological revolution to find new ways to deliver on our mission. We are focused on capitalizing on this opportunity to improve prosperity globally and inspire our workforce, while investing in our company’s reputation and durable growth in the future.

Intuit Fiscal 2020 Form 10-K	5

Tables of Contents

Our Business Portfolio
We organize our businesses into three reportable segments:

Small Business & Self-Employed: This segment serves small businesses and the self-employed around the world, and the accounting professionals who assist and advise them. Our offerings include QuickBooks financial and business management online services and desktop software, payroll solutions, merchant payment processing solutions, and financing for small businesses.
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

Our Growth Strategy
At Intuit, our strategy starts with customer obsession. We listen to and observe our customers, understand their challenges, and then use advanced technology, including AI, to develop innovative solutions designed to solve their problems and help them grow and prosper. For more than three decades, our values have inspired us to innovate and reimagine ways to save people time and money, eliminate drudgery and inspire confidence. We have reinvented and disrupted ourselves to better serve our customers along the way.
Our strategy for delivering on our bold goals is to become an AI-driven expert platform where we and others can solve our customers’ most important problems. We plan to accelerate the development of the platform by applying AI in three key areas:

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
As we build our AI-driven expert platform, we are prioritizing our resources on five strategic priorities across the company. These priorities focus on solving the problems that matter most to customers and include:

•
Revolutionizing speed to benefit: When customers use our products and services, we aim to deliver value instantly by making the interactions with our offerings frictionless, without the need for customers to manually enter data. We are accelerating the application of AI with a goal to revolutionize the customer experience. This priority is foundational across our business, and execution against it positions us to succeed with our other four strategic priorities.

•
Connecting people to experts: The largest problem our customers face is lack of confidence to file their own taxes or to manage their books. To build their confidence, we are connecting our customers to experts. We offer customers access to experts to help them make important decisions – and experts, such as accountants, gain access to new customers so they can grow their businesses.

•
Unlocking smart money decisions: Crippling high-cost debt and lack of savings are at unprecedented levels across the U.S. With the insights generated through our ecosystem, we strive to offer the right financial opportunities based on a customer’s unique situation. We expect that our proposed acquisition of Credit Karma will help us tackle these problems.

•
Be the center of small business growth: We are focused on helping customers grow their businesses by offering a broad, seamless set of tools that are designed to help them get paid faster, manage and get access to capital, pay employees with confidence, and use third-party apps to help run their businesses. At the same time, we want to position ourselves to better serve product-based businesses to benefit customers who sell products through multiple channels.

•
Disrupt the small business mid-market: We aim to disrupt the mid-market with QuickBooks Online Advanced, our online offering designed to address the needs of small business customers with 10 to 100 employees. This offering enables us to increase retention of these larger customers, and attract new mid-market customers who are over-served by available offerings.

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

Intuit Fiscal 2020 Form 10-K	6

Tables of Contents

PRODUCTS AND SERVICES
During fiscal 2020 we offered our products and services in the three segments described in “Business Overview” above. The following table shows the revenue for each of these segments over the last three fiscal years.

	Fiscal 2020	Fiscal 2019	Fiscal 2018

Small Business & Self-Employed	53%	52%	51%
Consumer	41%	41%	42%
Strategic Partner	6%	7%	7%
Total international net revenue was less than 5% of consolidated total net revenue for fiscal 2020, fiscal 2019, and fiscal 2018.
For financial information about our reportable segments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and Note 14 to the financial statements in Item 8 of this Annual Report.
Small Business & Self-Employed
Our Small Business & Self-Employed segment serves small businesses and the self-employed around the world, and the accounting professionals who assist and advise them. Our offerings include QuickBooks financial and business management online services and desktop software, payroll and payment processing solutions, financial supplies, and financing for small businesses.
QuickBooks Online and Desktop Software. Our QuickBooks financial management solutions help small businesses, the self-employed, and accountants solve financial and compliance problems, make more money and reduce unnecessary work, while giving them complete confidence in their actions and decisions. Users can track income and expenses, create and send invoices and estimates, manage and pay bills, and review a variety of financial reports. QuickBooks Live enables our customers to obtain live bookkeeping advice from professionals. Our QuickBooks offerings are available either online or as desktop versions. Our online offerings can be accessed on mobile devices.
QuickBooks is built on an open platform, allowing third-party developers to create online and mobile applications that integrate with our offering. A growing number of companies offer applications built for our QuickBooks platform, including PayPal, Shopify, Square, and Bill.com.
In addition to our core QuickBooks offering, we also offer specific solutions for the following customer segments:

•
Mid-Market Small Businesses. Our QuickBooks Online Advanced and QuickBooks Enterprise offerings are designed for small businesses with 10 to 100 employees that have more complex needs. QuickBooks Online Advanced, Intuit’s cloud-based offering specifically designed for high-growth, mid-market small businesses, leverages AI, automation and data insights to deliver more ways for them to grow and scale. QuickBooks Enterprise is available for download or on a disk and can also be provided as a hosted solution. This offering provides industry-specific reports and features for a range of industries, including Contractor, Manufacturing and Wholesale, Nonprofit, and Retail.

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

Employer Solutions (Payroll and Time Tracking). Our payroll solutions are sold on a subscription basis and integrate with our QuickBooks Online and QuickBooks Desktop offerings. All of our payroll offerings allow customers to perform payroll processing, direct deposit of employee paychecks, payroll reports, electronic payment of federal and state payroll taxes, and electronic filing of federal and state payroll tax forms. Our QuickBooks Online payroll offerings include automated tax payments and filings, as well as access to employee benefits offerings like health insurance. Certain online offerings also include same day direct deposit, access to human resource advice, and access to additional expert-powered services like Tax Penalty Protection. QuickBooks Desktop payroll is available in both a self-service and an assisted version, depending on whether customers want to do their own taxes or leverage automated tax payments and filings. We also offer TSheets by QuickBooks which seamlessly integrates with QuickBooks Payroll and third-party payroll products to help businesses easily and

Intuit Fiscal 2020 Form 10-K	7

Tables of Contents

accurately track time across a mobile workforce, including tools for project planning, job costing, and tracking per-client billable hours.
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
Capital for Small Businesses. We offer financing options for small businesses to help them get the capital they need to succeed. The financing process provides small businesses the ability to use their QuickBooks data to qualify to borrow capital.
Financial Supplies. We offer a range of financial supplies designed for individuals and small businesses that use our QuickBooks offerings. These include standard paper checks and Secure Plus checks with CheckLock fraud protection features, a variety of stationery, tax forms and related supplies.
Consumer
Our TurboTax products and services are designed to enable customers to prepare and file their federal and state income tax returns quickly and accurately. They are designed to be easy to use, yet sophisticated enough for complex tax returns. For customers looking for additional advice or guidance along the way, we have experts standing by to offer tax review and advice all year round. These offerings are available either online or as desktop versions. Our online offerings can be accessed on mobile devices.
Tax Return Preparation Offerings. For the 2019 tax season, we offered a variety of commercial software products and filing services to meet the different needs of our customers, including those filing simple returns, those who itemize deductions, own investments or rental property, and small business owners. Customers can electronically file their federal and state income tax returns through our electronic filing service. We also offered TurboTax Live for customers seeking to obtain tax advice from professionals, as well as audit defense and audit support services. Our online tax preparation and filing services were offered through the websites of thousands of financial institutions, electronic retailers, and other online merchants. Financial institutions can offer our online tax preparation and filing services to their customers through a link to TurboTax Online. Our TurboTax U.S. and Canada offerings consist of desktop, online, and mobile offerings. In addition to our commercial product offerings, we are a member of the Free File Alliance, a consortium of private sector companies that has entered into an agreement with the federal government to provide free online federal tax preparation and filing services to eligible taxpayers, which the IRS then markets to consumers on an IRS website. See also “Competition – Consumer Segment” later in this Item 1 for more information on the Free File Alliance.
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

Intuit Fiscal 2020 Form 10-K	8

Tables of Contents

that enable us to enhance or expand our offerings more rapidly. We expect to expand our third-party technology relationships as we continue to pursue our growth strategy.
Our online offerings and mobile applications have rapid development cycles, while our traditional desktop software products tend to have predictable annual development and product release cycles. In addition, developing consumer and professional tax software and services presents unique challenges because of the demanding development cycle required to accurately incorporate federal and state tax law and tax form changes within a rigid timetable. The development timing for our small business payroll and merchant payment processing services offerings varies with business needs and regulatory requirements, and the length of the development cycle depends on the scope and complexity of each project.
We continue to make substantial investments in research and development, and we expect to focus our future research and development efforts on enhancing existing products and services with financial recommendations, personalization, and ease of use enabled by AI and other advanced technologies. We continue to focus on developing new products and services, including new mobile and global offerings, and significant research and development efforts for ongoing projects to update the technology platforms for several of our offerings.

SEASONALITY
Historically, our Consumer and Strategic Partner offerings have had a significant and distinct seasonal pattern as sales and revenue from our income tax preparation products and services are heavily concentrated in the period from November through April. This seasonal pattern has historically resulted in higher net revenues during our second and third quarters ending January 31 and April 30, respectively. In March 2020, as a relief measure in response to the COVID-19 pandemic, the IRS extended the filing deadline for the 2019 tax year from April 15, 2020 to July 15, 2020. Additionally, all states with a personal income tax have also extended their due dates, predominantly to July. As a result, we experienced a shift in sales and revenue from our third fiscal quarter to our fourth fiscal quarter during fiscal 2020. We expect the seasonality of our Consumer and Strategic Partner businesses to continue to have a significant impact on our quarterly financial results in the future.

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

Intuit Fiscal 2020 Form 10-K	9

Tables of Contents

on U.S. and international accounting firms and seeks to increase their awareness, usage, and recommendation of our small business and professional tax solutions.
Mobile Application Stores. We distribute many of our offerings for mobile devices through proprietary online stores that provide applications for specific devices. These include the Apple App Store and Google’s Play Store.
Partner and Other Channels. We sell our products and services through partners including value-added resellers, system integrators (including accountants), and managed service providers who help us reach new customers at the point of need and drive growth and market share by extending our online reach. These partners combine our products and services with marketing, sales, and technical expertise to deliver a complete solution at the local level. We also sell our QuickBooks and TurboTax desktop software as well as payroll services at retail locations across the United States and Canada and on retailer websites. In Canada, we also rely on distributors who sell products into the retail channel.

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
Competition Specific to Segments
Small Business & Self-Employed Segment. QuickBooks is the leading small business financial management software in the U.S. Small businesses often look to several companies to address their problems. Therefore, our small business products and services face competitive challenges from a variety of companies that provide products or services that address one or more of their problems. We compete to help small businesses get their books right with Xero, The Sage Group plc, and FreshBooks, among others, which offer software and associated services as well as online accounting offerings that directly serve small business customers. For small businesses with more complex financial management needs, our competitors include The Sage Group plc’s Intacct offering and Microsoft Dynamics. We also compete with free or low-cost online accounting offerings, and free online banking and bill payment services offered by financial institutions and others. In our payroll business we compete directly with Automatic Data Processing, Inc. (ADP), Paychex, Gusto, and many other companies that help small businesses to pay their employees. In our merchant services business we help our customers get paid faster and compete directly with large financial institutions such as Wells Fargo, JP Morgan Chase, and Bank of America and with many payment processors, including First Data Corporation, Elavon, Global Payments, Fidelity National Information Services, PayPal, and Square. Our QuickBooks Capital offering, which helps small businesses to access capital, competes with a range of lending enterprises, including large financial institutions, such as the ones listed above, fintech companies, such as BlueVine and Kabbage, and others.
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

Intuit Fiscal 2020 Form 10-K	10

Tables of Contents

We also face competitive challenges from government entities that offer publicly funded electronic tax preparation and filing services with no fees to individual taxpayers.
We are a member of the Free File Alliance, a consortium of private sector companies that has entered into an agreement with the federal government. Under this agreement, the member companies provide online federal tax preparation and filing services to eligible users at no cost to the government or individual users separate and apart from the member companies’ commercial free offerings, which the IRS then markets to consumers on an IRS website. Approximately 22 states and the District of Columbia have also adopted Free File Alliance public-private agreements. Additionally, certain member companies, including Intuit, provide online state tax preparation and filing services at no cost if the taxpayer qualified for the free federal return under this program. We continue to actively work with others in the private and public sectors to advance the goals of the Free File Alliance policy initiative and to support successful public-private partnerships that reinforce the voluntary compliance tax system. However, future administrative, regulatory, or legislative activity in this area could seek to replace the voluntary compliance tax system with return preparation by government agencies which could harm our Consumer business.
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

CUSTOMER SUCCESS

We provide product support and technical support through channels including telephone, e-mail, online and video chat, text messaging, our customer support websites, self-help assets embedded in our products, and online communities where consumers can share knowledge and product advice with each other.
We also provide access to experts, through our TurboTax and QuickBooks Live offerings, who provide tax advice, tax preparation and bookkeeping services.
Our customer success staff predominantly consists of Intuit-employed and outsourced experts. We supplement with seasonal employees and additional outsourcing during periods of peak call volumes, such as during the tax return filing season or following a major product launch. We outsource to several firms domestically and internationally. Most of our internationally outsourced small business customer success personnel are currently located in the Philippines.
We also source staff through our Prosperity Hub program, which is designed to spark economic prosperity for people and communities in need. One part of this program is our socially responsible sourcing model, where we both directly and through customer success partner-employers, hire, train, and retain workers who deliver support and services for our customers.
Self-help information is offered for free in-product and on our support websites for our QuickBooks, TurboTax, Mint and professional tax offerings. Support alternatives and fees vary by product. For example, some product subscriptions receive 24x7 support and additional contact channel options.

Intuit Fiscal 2020 Form 10-K	11

Tables of Contents

MANUFACTURING AND DISTRIBUTION
Online Products and Services
Our online offerings include QuickBooks Online, online payroll services, merchant payment processing services, TurboTax Online, ProConnect Tax Online, consumer and professional electronic tax filing services, Mint, and Turbo. We recently completed the transition of our systems, networks and databases used to operate these online offerings to public cloud providers, such as Amazon Web Services (AWS). Currently, all of our online offerings are operating using AWS.
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

PRIVACY AND SECURITY OF CUSTOMER AND WORKFORCE INFORMATION AND TRANSACTIONS
We are stewards of our customers’ data and have designed data stewardship principles to align our organization in collecting, using and protecting such information. As we believe strongly in being good stewards of our customers’ data, we operate our program to comply with laws and regulations that govern our use, sharing and protection of customers’ personal information, including, for example, laws with respect to financial services and the handling of tax data. We have established guidelines and practices to help ensure that customers and members of our workforce are aware of, and can control, how we use information about them. We also use privacy statements to provide notice to customers of our privacy practices, as well as provide them the opportunity to furnish instructions with respect to use of their personal information. We participate in industry groups whose purpose is to develop or shape industry best practices, and to inform public policy for privacy and security.
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

Intuit Fiscal 2020 Form 10-K	12

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

EMPLOYEES
As of July 31, 2020, we had approximately 10,600 employees in offices in the United States, India, Canada, the United Kingdom, Israel, Australia and other locations. During fiscal 2020 we employed on average approximately 2,700 seasonal and contract employees from January to July to support our Consumer segment customers during the extended tax season. We refer to our full-time, part-time, experts, seasonal and contract employees collectively as our workforce. We believe our future success and growth will depend on our ability to attract and retain a qualified workforce in all areas of our business. We do not currently have any collective bargaining agreements with our employees, and we believe workforce relations are generally good. Although we have employment-related agreements with a number of key employees, these agreements do not guarantee continued service. We believe we offer competitive compensation and a good working environment. We were named one of Fortune magazine’s “100 Best Companies to Work For” in each of the last nineteen years. However, we face intense competition for qualified workers, and we expect to face continuing challenges in recruiting and retention.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The following table shows Intuit’s executive officers and their areas of responsibility as of August 1, 2020 . Their biographies follow the table.

Name	Age	Position
Sasan K. Goodarzi	52	President, Chief Executive Officer and Director
Brad D. Smith	56	Executive Chairman of the Board of Directors
Scott D. Cook	68	Chairman of the Executive Committee
Michelle M. Clatterbuck	52	Executive Vice President and Chief Financial Officer
J. Alexander Chriss	43	Executive Vice President and General Manager, Small Business & Self-Employed Group
Laura A. Fennell	59	Executive Vice President, Chief People & Places Officer
Gregory N. Johnson	52	Executive Vice President and General Manager, Consumer Group
Marianna Tessel	53	Executive Vice President and Chief Technology Officer
Kerry J. McLean	56	Executive Vice President, General Counsel and Corporate Secretary
Mark J. Flournoy	54	Senior Vice President and Chief Accounting Officer
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

Intuit Fiscal 2020 Form 10-K	13

Tables of Contents

He also held a number of senior leadership roles in the automation control division at Honeywell Inc. He serves on the board of Atlassian Corporation Plc and chairs the Compensation and Leadership Development Committee. Mr. Goodarzi holds a Bachelor’s degree in Electrical Engineering from the University of Central Florida and a Master’s degree in Business Administration from the Kellogg School of Management at Northwestern University.
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
Ms. Tessel has been Executive Vice President and Chief Technology Officer of Intuit since January 2019 and previously served as Chief Product Development Officer of Intuit’s Small Business & Self-Employed Group from June 2017 to December 2018. Prior to joining Intuit, Ms.Tessel worked for Docker Inc., a software containerization platform, serving as Senior Vice President of Engineering and Executive Vice President of Strategic Development from November 2014 to June 2017, and VMware, which provide cloud computing and related services, from June 2008 through November 2014, most recently serving as Vice President of Engineering. Ms.Tessel holds a Bachelor’s of Science degree in Computing from Technion – Israel Institute of Technology.

Intuit Fiscal 2020 Form 10-K	14

Tables of Contents

Ms. McLean has been Executive Vice President, General Counsel and Corporate Secretary since August 2020, after having served as Senior Vice President, General Counsel and Corporate Secretary since August 2018 and Vice President, Deputy General Counsel since August 2010. She joined Intuit in 2006 as Director, Deputy General Counsel. Ms. McLean leads Intuit’s legal, privacy, compliance, and corporate affairs teams. Prior to joining Intuit, Ms. McLean spent over six years at Wind River Systems, Inc., most recently as the Director of Legal. Prior to joining Wind River, she was an associate at Howard, Rice, Nemerovski, Canady, Falk & Rabkin PC (now Arnold & Porter Kaye Scholer LLP). Ms. McLean holds a Bachelor of Arts degree in International Relations from University of California, Davis and a Juris Doctor from University of California, Hastings College of Law.
Mr. Flournoy has been Senior Vice President and Chief Accounting Officer since August 2020. He was appointed as Vice President and Chief Accounting Officer in February 2014. He joined Intuit in 2003 as director of general accounting and internal controls and was named Corporate Controller in 2012. From 1996 to 2003, Mr. Flournoy served as a corporate controller for various private and public companies in California. He began his career in public accounting at Ernst & Young, where he served from 1992 to 1996. Mr. Flournoy holds a Bachelor’s degree in Business Administration – Finance from the University of Southern California and a secondary Bachelor’s degree in Accounting from San Diego State University.

Intuit Fiscal 2020 Form 10-K	15

Tables of Contents

ITEM 1A - RISK FACTORS

Our businesses routinely encounter and address risks, many of which could cause our future results to be materially different than we presently anticipate. Below, we describe significant factors, events and uncertainties that make an investment in our securities risky, categorized solely for ease of reference as strategic, operational, legal and compliance, and financial risks. The following events and consequences could have a material adverse effect on our business, growth, prospects, financial condition, results of operations, cash flows, liquidity, credit rating and reputation, and the trading price of our common stock could decline. These risks are not the only ones we face. We could also be affected by other events, factors or uncertainties that are presently unknown to us or that we do not currently consider to present significant risks to our business. These risks may be amplified by the COVID-19 pandemic, which has caused significant global economic instability and uncertainty. The manner in which we respond to future developments as well as our competitors’ reactions to those developments may affect our future operating results.

The COVID-19 pandemic has caused significant economic instability and uncertainty and has had and may continue to have an adverse effect on our business, results of operations and financial condition.
The COVID-19 pandemic has caused economic instability and uncertainty globally and has had a negative impact, and may in the future have a material adverse impact, on our business.  The COVID-19 pandemic has negatively impacted our small business results as a significant number of small businesses have closed or scaled back their offerings, particularly in light of shelter-in-place and similar directives. The severity and duration of the pandemic's impact on our operational and financial performance are uncertain and will depend on many factors beyond our control.  Potential and current negative impacts of the pandemic include, but are not limited to, the following:

•
Reduction in customer demand for our products and services, decreased consumer spending levels, reduced small business payment charge volumes and payrolls and potential decreases in the number of tax returns filed could materially harm our results of operations.

•
The extension of federal and state tax filing deadlines for the 2019 tax year changed the seasonality of our business, making our revenue and operating results more difficult to predict. Any future regulatory decisions could further increase the difficulty of forecasting our revenue and operating results, which could cause our business to materially suffer.

•
There are new and more frequent attempts by malicious third parties seeking to take advantage of the pandemic to fraudulently gain access to our systems, which could cause us to expend significant resources to remediate and could damage our reputation.

•
Changes to our business operations and the operations of our third-party partners, such as increased use of videoconferencing, the shift to working from home, and the complexity of resuming operations in our offices, has introduced new security and execution risks that could cause us to experience substantial financial losses, lose the confidence of our customers and government agencies and harm our revenues and earnings.

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

•	There could be increased volatility in our stock price related to the pandemic, which could result in the loss of some or all of the value of an investment in Intuit.
These and other potential negative impacts relating to the COVID-19 pandemic are described further in the risk factors that follow.

Intuit Fiscal 2020 Form 10-K	16

Tables of Contents

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
We face intense competition in all of our businesses, and we expect competition to remain intense in the future. Our competitors and potential competitors range from large and established entities to emerging start-ups. Our competitors may introduce superior products and services, reduce prices, have greater technical, marketing and other resources, have greater name recognition, have larger installed bases of customers, have well-established relationships with our current and potential customers, advertise aggressively or beat us to market with new products and services. In addition, we face competition from existing companies, with large established consumer user-bases and broad-based platforms, who may change or expand the focus of their business strategies and marketing to target our customers, including small businesses and tax customers.
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

Intuit Fiscal 2020 Form 10-K	17

Tables of Contents

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

Intuit Fiscal 2020 Form 10-K	18

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

•
to the extent we use debt to fund acquisitions or for other purposes, our interest expense and leverage will increase significantly, and to the extent we issue equity securities as consideration in an acquisition, current shareholders’ percentage ownership and earnings per share will be diluted.

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

In addition, any acquisition or divestiture that we announce may not be completed if closing conditions are not satisfied. Because acquisitions and divestitures are inherently risky, our transactions may not be successful and may, in some cases, harm our operating results or financial condition. In particular, the completion of the Transaction is subject to the satisfaction or waiver of a number of conditions as set forth in the related merger agreement, including, among others, the expiration or termination of the applicable waiting periods pursuant to the Hart-Scott-Rodino Act and no applicable law having been enacted that prohibits the consummation of the Transaction. There can be no assurance that the parties will be able to satisfy the closing conditions or that closing conditions beyond our or Credit Karma’s control will be satisfied or waived. If the Transaction and the integration of the companies’ respective businesses are not completed within the expected time frame, such delay may materially and adversely affect the synergies and other benefits that we and Credit Karma expect to achieve as a result of the Transaction and could result in additional transaction costs, loss of revenue or other effects associated with uncertainty about the Transaction. Moreover, the impact of COVID-19, adverse changes in market conditions, additional transaction and integration-related costs and other factors that may be exacerbated by the impact of COVID-19, such as the failure to realize some or all of the anticipated benefits of the Transaction, may cause the Transaction to be dilutive to Intuit’s

Intuit Fiscal 2020 Form 10-K	19

Tables of Contents

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
Our technologies, systems, and networks have been subject to, and are likely to continue to be the target of, cyberattacks, computer viruses, worms, social engineering, malicious software programs, insider threats, and other cybersecurity incidents that could result in the unauthorized release, gathering, monitoring, use, loss or destruction of sensitive and personal data of our customers and members of our workforce, or Intuit's sensitive business data or cause temporary or sustained unavailability of our software and systems. These types of incidents can be made by individuals, groups of hackers, and sophisticated organizations including state-sponsored organizations or nation-states themselves. Customers who fail to update their systems, continue to run software that we no longer support or that fail to install security patches on a timely basis create vulnerabilities and make it more difficult for us to detect and prevent these kinds of attacks. We are increasingly incorporating open source software into our products. There may be vulnerabilities in open source software that make it susceptible to cyberattacks. In addition, because the techniques used to obtain unauthorized access to sensitive information change frequently, and are becoming more sophisticated and are often not able to be detected until after a successful attack, we may be unable to anticipate these techniques or implement adequate preventive measures. Although this is an industry-wide problem that affects software and hardware across platforms, it may increasingly affect our offerings because cyber-criminals tend to focus their efforts on well-known offerings that are popular among customers and hold sensitive information and we expect them to continue to do so.
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

Intuit Fiscal 2020 Form 10-K	20

Tables of Contents

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
Our operations process a significant volume and dollar value of transactions on a daily basis, especially in our payroll and

Intuit Fiscal 2020 Form 10-K	21

Tables of Contents

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
Our tax businesses must effectively handle extremely heavy customer demand during critical peak periods,which typically occur from January until April of each year. In response to the COVID-19 pandemic, the IRS extended the filing deadline for tax year 2019 until July 15, 2020 and all states with personal income tax also extended their due dates, predominantly to July, and we experienced heavy customer demand during the extended filing period. We face significant risks in maintaining adequate service levels during these peak periods when we derive a substantial portion of our overall revenue from the tax businesses. Any interruptions in our online tax preparation or electronic filing service at any time during the tax season, particularly during a peak period, could result in significantly decreased revenue, lost customers, unexpected refunds of customer charges, negative publicity and increased operating costs, any of which could significantly harm our business, financial condition and results of operations.
We rely on internal systems and external systems maintained by manufacturers, distributors and other service providers to take and fulfill customer orders, handle customer service requests and host certain online activities. Any interruption or failure of our internal or external systems may prevent us or our service providers from accepting and fulfilling customer orders or cause company and customer data to be unintentionally disclosed. Our continuing efforts to upgrade and expand our network security and other information systems as well as our high-availability capabilities are costly, and problems with the design or implementation of system enhancements may harm our business and our results of operations.
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

Intuit Fiscal 2020 Form 10-K	22

Tables of Contents

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
Although we have strict standards for our suppliers and business partners to comply with the law and company policies regarding workplace and employment practices, data use and security, environmental compliance, intellectual property licensing and other applicable regulatory and compliance requirements, we cannot control their day-to-day practices. Any violation of laws or implementation of practices regarded as unethical could result in supply chain disruptions, canceled orders, terminations of or damage to key relationships, and damage to our reputation.
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

Intuit Fiscal 2020 Form 10-K	23

Tables of Contents

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

•	antitrust and competition regulations;

•	potentially adverse tax developments;

•	economic uncertainties relating to European sovereign and other debt;

•	trade barriers and changes in trade regulations;

Intuit Fiscal 2020 Form 10-K	24

Tables of Contents

•	political or social unrest, economic instability, repression, or human rights issues; and

•	risks related to other government regulation or required compliance with local laws.
Violations of the rapidly evolving and complex foreign and U.S. laws and regulations that apply to our international operations may result in fines, criminal actions or sanctions against us, our officers or our employees, prohibitions on the conduct of our business and damage to our reputation. Although we have implemented policies and procedures designed to promote compliance with these laws, we cannot be sure that our employees, contractors and agents are in compliance with our policies. These risks inherent in our international operations and expansion increase our costs of doing business internationally and may result in harm to our business, operating results, and financial condition.
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

Intuit Fiscal 2020 Form 10-K	25

Tables of Contents

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
We are subject to various legal proceedings (including class action lawsuits), claims and regulatory inquiries that have arisen out of the ordinary conduct of our business and are not yet resolved and additional claims and inquiries may arise in the future. The number and significance of these claims and inquiries may increase as our businesses evolve. Any proceedings, claims or inquiries initiated by or against us, whether successful or not, may be time consuming; result in costly litigation, damage awards, consent decrees, injunctive relief or increased costs of business; require us to change our business practices or products; require significant amounts of management time; result in diversion of significant operations resources; or otherwise harm our business and future financial results. For further information about specific litigation, see Item 3, “Legal Proceedings.”
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

Intuit Fiscal 2020 Form 10-K	26

Tables of Contents

Our tax business is highly seasonal and our quarterly results fluctuate significantly.
Our tax offerings have significant seasonal patterns. Revenue from income tax preparation products and services is typically heavily concentrated during November through April and, for the 2019 tax season, this seasonality was affected by the IRS’s extension of the federal tax filing deadline to July 15, 2020 and all states with personal income tax also extending their due dates, predominantly to July. This seasonality has caused significant fluctuations in our quarterly financial results. Our financial results may also fluctuate from quarter to quarter and year to year due to a variety of factors, including factors that may affect the timing of revenue recognition. These include changes to our offerings that result in the inclusion or exclusion of ongoing services; changes in product pricing strategies or product sales mix; the timing of the availability of federal and state tax forms from taxing agencies and the ability of those agencies to receive electronic tax return submissions; changes in customer behavior; and the timing of our discontinuation of support for older product offerings. Other factors that may affect our quarterly or annual financial results include the timing of acquisitions, divestitures, and goodwill and acquired intangible asset impairment charges. Any fluctuations in our operating results may adversely affect our stock price.
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

An increasing number of states and foreign jurisdictions have adopted laws or administrative practices, that impose new taxes on all or a portion of gross revenue or other similar amounts or impose additional obligations to collect transaction taxes such as sales, consumption, value added, or similar taxes. We may not have sufficient lead time to build systems and processes to collect these taxes properly, or at all. Failure to comply with such laws or administrative practices, or a successful assertion by such states or foreign jurisdictions requiring us to collect taxes where we do not, could result in material tax liabilities, including for past sales, as well as penalties and interest.
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
The COVID-19 pandemic and the actions taken in response to it have significantly increased economic and demand uncertainty. The COVID-19 pandemic has caused a global recession and we cannot predict the extent to which existing small businesses will be able to survive such a downturn. Moreover, in connection with the COVID-19 pandemic, unemployment has increased significantly. Accordingly, the risks described in the paragraph above, including reduced customer demand for our products and services, decreased consumer spending levels and, in the future, decreases in the number of tax returns filed, may be more likely to materialize, any of which could harm our business and our future financial results.

Intuit Fiscal 2020 Form 10-K	27

Tables of Contents

We provide capital to small businesses, which exposes us to certain risk, and may cause us material financial or reputational harm.
We provide capital to qualified small businesses, which exposes us to the risk of our borrowers’ inability to repay such loans. We have also entered into credit arrangements with financial institutions to obtain the capital we provide under this offering. Any termination or interruption in the financial institutions’ ability to lend to us could interrupt our ability to provide capital to qualified small businesses. Further, our credit decisioning, pricing, loss forecasting, scoring and other models used to evaluate loan applications may contain errors or may not adequately assess creditworthiness of our borrowers, or may be otherwise ineffective, resulting in incorrect approvals or denials of loans. It is also possible that loan applicants could provide false or incorrect information. Moreover, the COVID-19 pandemic and the actions taken in response to it have had a significant impact on small businesses and may increase the likelihood that our borrowers are unable to repay their loans. If any of the foregoing events were to occur, our reputation, relationships with borrowers, collections of loans receivable and financial results could be harmed. In addition, one of our subsidiaries is a lender and a servicer under the PPP to support our small business customers and other eligible applicants during the pandemic. Our participation in this program exposes us to many of the risks described above and additional risks, such as borrower default, the SBA declining to forgive or honor its guarantee with respect to PPP loans and litigation or other disputes with borrowers or others related to our PPP activities.
Amortization of acquired intangible assets and impairment charges may cause significant fluctuation in our net income.
Our acquisitions have resulted in significant expenses, including amortization and impairment of acquired technology and other acquired intangible assets, and impairment of goodwill. Total costs and expenses in these categories were $28 million in fiscal 2020; $26 million in fiscal 2019; and $21 million in fiscal 2018. Although under current accounting rules goodwill is not amortized, we may incur impairment charges related to the goodwill already recorded and to goodwill arising out of future acquisitions. We test the impairment of goodwill annually in our fourth fiscal quarter or more frequently if indicators of impairment arise. The timing of the formal annual test may result in charges to our statement of operations in our fourth fiscal quarter that may not have been reasonably foreseen in prior periods. At July 31, 2020, we had $1.7 billion in goodwill and $28 million in net acquired intangible assets on our consolidated balance sheet, both of which may be subject to impairment charges in the future. New acquisitions, and any impairment of the value of acquired intangible assets, may have a significant negative impact on our future financial results.
We have incurred indebtedness and may incur other debt in the future, which may adversely affect our financial condition and future financial results.
As of July 31, 2020, we had an aggregate of $3.4 billion of indebtedness outstanding under our credit facilities and our senior unsecured notes. Under the agreements governing our indebtedness, we are permitted to incur additional debt. This debt, and any debt that we may incur in the future, may adversely affect our financial condition and future financial results by, among other things:

•	increasing our vulnerability to downturns in our business, to competitive pressures and to adverse economic and industry conditions;

•
requiring the dedication of a portion of our expected cash from operations to service our indebtedness, thereby reducing the amount of expected cash flow available for other purposes, including capital expenditures, share repurchases and acquisitions; and

•	limiting our flexibility in planning for, or reacting to, changes in our businesses and our industries.
If we are unable to generate sufficient cash flow from operations in the future to service our debt, we may be required, among other things, to seek additional financing in the debt or equity markets, refinance or restructure all or a portion of our indebtedness, sell selected assets or reduce or delay planned capital, operating or investment expenditures. Such measures may not be sufficient to enable us to service our debt.

Additionally, the agreements governing our indebtedness impose restrictions on us and require us to comply with certain covenants. For example, our credit facilities restrict the ability of our subsidiaries to incur indebtedness and require us to maintain compliance with specified financial ratios. Our ability to comply with these ratios may be affected by events beyond our control. In addition, our credit facilities and the indenture governing our senior unsecured notes limit our ability to create liens our and subsidiaries’ assets and engage in sale and leaseback transactions. If we breach any of these covenants and do not obtain a waiver from the lenders or the noteholders, as applicable, then, subject to applicable cure periods, any or all of our outstanding indebtedness may be declared immediately due and payable. There can be no assurance that any refinancing or additional financing would be available on terms that are favorable or acceptable to us, if at all.
Under the terms of our outstanding senior unsecured notes, we may be required to repurchase the notes for cash prior to their maturity in connection with the occurrence of certain changes of control that are accompanied by certain downgrades in the credit ratings of the notes. The repayment obligations under the notes may have the effect of discouraging, delaying or preventing a takeover of our company. If we were required to pay the notes prior to their scheduled maturity, it could have a negative impact on our cash position and liquidity and impair our ability to invest financial resources in other strategic initiatives.

Intuit Fiscal 2020 Form 10-K	28

Tables of Contents

In addition, changes by any rating agency to our credit rating may negatively impact the value and liquidity of both our debt and equity securities. If our credit ratings are downgraded or other negative action is taken, the interest rate payable by us under our unsecured revolving credit facility may increase. In addition, any downgrades in our credit ratings may affect our ability to obtain additional financing in the future and may negatively impact the terms of any such financing.
We cannot guarantee that our share repurchase program will be fully consummated or that it will enhance long-term stockholder value.
We have a stock repurchase program under which we are authorized to repurchase our common stock. The repurchase program does not have an expiration date and we are not obligated to repurchase a specified number or dollar value of shares. Our repurchase program may be suspended or terminated at any time. For example, in connection with our pending acquisition of Credit Karma, we have temporarily suspended share repurchases under our repurchase program in compliance with applicable federal securities laws. Even if our stock repurchase program is fully implemented, it may not enhance long-term stockholder value. Also, the amount, timing, and execution of our stock repurchase programs may fluctuate based on our priorities for the use of cash for other purposes and because of changes in cash flows, tax laws, and the market price of our common stock.
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

ITEM 1B - UNRESOLVED STAFF COMMENTS
None.

ITEM 2 - PROPERTIES
Our principal locations, their purposes, and the expiration dates for the leases on facilities at those locations as of July 31, 2020 are shown in the table below. We have renewal options on many of our leases.

Location	Purpose	Approximate Square Feet	Principal Lease Expiration Dates

Mountain View, California	Corporate headquarters and principal offices for Small Business & Self-Employed segment	487,000	2024 - 2026
Mountain View, California	Corporate headquarters and principal offices for Small Business & Self-Employed segment	185,000	Owned
Bangalore, India	Principal offices for Intuit India	478,000	2020 - 2022
San Diego, California	Principal offices for Consumer segment	466,000	Owned
Plano, Texas	Principal offices for Strategic Partner segment and data center	166,000	2026
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

Intuit Fiscal 2020 Form 10-K	29

Tables of Contents

ITEM 3 - LEGAL PROCEEDINGS
Beginning in May 2019, various legal proceedings were filed and certain regulatory inquiries were commenced in connection with our provision and marketing of free online tax preparation programs. We believe that the allegations contained within these legal proceedings are without merit. We intend to vigorously defend against the legal proceedings and cooperate in the inquiries. These proceedings include multiple putative class actions that were consolidated into a single putative class action in the Northern District of California in September 2019 and demands for arbitration that were filed beginning in October 2019.
To date, the legal and other fees we have incurred related to these proceedings and inquiries have not been material. The ongoing defense and any resolution or settlement of these proceedings and inquiries could involve significant costs to us. In view of the complexity and ongoing nature of these proceedings and inquiries, at this time we are unable to estimate a reasonably possible financial loss or range of financial loss that we may incur to resolve or settle these matters.
As of July 31, 2020, there are approximately 42,000 individual arbitration claims pending and we could incur significant arbitration and legal fees associated with the defense of these claims. In fiscal year 2020, we recorded approximately $14 million in arbitration fees related to these claims. The arbitration fees are accrued when invoiced or when the services are rendered. We are disputing the applicability and propriety of these fees. However, we could incur additional arbitration fees of approximately $120 million related to these claims in the future. These additional fees could be incurred beginning in fiscal 2021.
Intuit is subject to certain routine legal proceedings, including class action lawsuits, as well as demands, claims, government inquiries and threatened litigation, that arise in the normal course of our business, including assertions that we may be infringing patents or other intellectual property rights of others. Our failure to obtain necessary license or other rights, or litigation arising out of intellectual property claims could adversely affect our business. We currently believe that, in addition to any amounts accrued, the amount of potential losses, if any, for any pending claims of any type (either alone or combined) will not have a material impact on our consolidated financial statements. The ultimate outcome of any legal proceeding is uncertain and, regardless of outcome, legal proceedings can have an adverse impact on Intuit because of defense costs, negative publicity, diversion of management resources and other factors.

ITEM 4 - MINE SAFETY DISCLOSURES
None.

Intuit Fiscal 2020 Form 10-K	30

Tables of Contents

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information for Common Stock
Intuit’s common stock is quoted on the Nasdaq Global Select Market under the symbol “INTU.”
Stockholders
As of August 24, 2020 we had approximately 380 record holders and approximately 509,000 beneficial holders of our common stock.
Dividends
We declared cash dividends that totaled $2.12 per share of outstanding common stock or $562 million during fiscal 2020 and $1.88 per share of outstanding common stock or $500 million during fiscal 2019. In August 2020 our Board of Directors declared a quarterly cash dividend of $0.59 per share of outstanding common stock payable on October 19, 2020 to stockholders of record at the close of business on October 12, 2020. We currently expect to continue to pay comparable cash dividends on a quarterly basis in the future; however, future declarations of dividends and the establishment of future record dates and payment dates are subject to the final determination of our Board of Directors.
Recent Sales of Unregistered Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Stock repurchase activity during the three months ended July 31, 2020 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans

May 1, 2020 through May 31, 2020	—	$—	—	$2,370,765,174
June 1, 2020 through June 30, 2020	—	$—	—	$2,370,765,174
July 1, 2020 through July 31, 2020	—	$—	—	$2,370,765,174
Total	—	$—	—
Note: On August 19, 2016 we announced a plan under which we are authorized to repurchase up to $2 billion of our common stock. On August 21, 2018, our Board approved a new stock repurchase program under which we are authorized to repurchase up to an additional $2 billion of our common stock. At July 31, 2020, authorization from our Board of Directors to expend up to $2.4 billion remained available under these plans. In connection with our pending acquisition of Credit Karma, we have temporarily suspended share repurchases.

Intuit Fiscal 2020 Form 10-K	31

Tables of Contents

Company Stock Price Performance
The graph below compares the cumulative total stockholder return on Intuit common stock for the last five full fiscal years with the cumulative total returns on the S&P 500 Index and the Morgan Stanley Technology Index for the same period. The graph assumes that $100 was invested in Intuit common stock and in each of the other indices on July 31, 2015 and that all dividends were reinvested. The comparisons in the graph below are based on historical data – with Intuit common stock prices based on the closing price on the dates indicated – and are not intended to forecast the possible future performance of Intuit’s common stock.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Intuit Inc., the S&P 500 Index,
and Morgan Stanley Technology Index
*$100 invested on 07/31/15 in stock or index, including reinvestments of dividends.
Fiscal year ending July 31.

Copyright© 2020 Standard and Poor’s, a division of S&P Global. All rights reserved.

	July 31, 2015	July 31, 2016	July 31, 2017	July 31, 2018	July 31, 2019	July 31, 2020
Intuit Inc.	$100.00	$106.20	$132.80	$199.52	$273.07	$304.04
S&P 500	$100.00	$105.61	$122.56	$142.46	$153.84	$172.23
Morgan Stanley Technology Index	$100.00	$112.02	$143.16	$188.85	$212.17	$308.40

Intuit Fiscal 2020 Form 10-K	32

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
The consolidated statement of operations data for fiscal 2020 and the consolidated balance sheet data as of July 31, 2020 reflect the adoption of Accounting Standards Update (ASU) 2016-02, “Leases (Topic 842)” using the modified retrospective approach, under which financial results reported in prior periods were not restated. See Note 1 in Item 8 of this Annual Report for more information. The consolidated statement of operations data for fiscal 2019, 2018 and 2017, and the consolidated balance sheet data as of July 31, 2019, 2018 and 2017 reflect the full retrospective application of ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” The consolidated statement of operations data for fiscal 2016 and the consolidated balance sheet data as of July 31, 2016 do not reflect the adoption of ASU 2014-09 and continue to be reported under the standards in effect for that period.
In fiscal 2019 and fiscal 2018, we acquired several companies and we have included the results of operations for each of them in our consolidated results of operations from their respective dates of acquisition.
In fiscal 2016 we completed the sales of our Demandforce, QuickBase, and Quicken businesses. We accounted for all of these businesses as discontinued operations and have therefore included their results on our consolidated statements of operations for fiscal 2016 to reflect them as such.
To better understand the information in these tables, investors should read “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Annual Report, and the financial statements and related notes in Item 8 of this Annual Report.

Consolidated Statement of Operations Data	Fiscal
(In millions, except per share amounts)	2020	2019	2018	2017	2016

Total net revenue	$7,679	$6,784	$6,025	$5,196	$4,694
Total costs and expenses	5,503	4,930	4,465	3,778	3,452
Operating income from continuing operations	2,176	1,854	1,560	1,418	1,242

Total share-based compensation expense included in total costs and expenses	435	401	382	326	278

Net income from continuing operations	1,826	1,557	1,329	985	806
Net income from discontinued operations	—	—	—	—	173
Net income	1,826	1,557	1,329	985	979

Net income per common share:
Basic net income per share from continuing operations	$6.99	$5.99	$5.18	$3.83	$3.08
Basic net income per share from discontinued operations	—	—	—	—	0.65
Basic net income per share	$6.99	$5.99	$5.18	$3.83	$3.73

Diluted net income per share from continuing operations	$6.92	$5.89	$5.09	$3.78	$3.04
Diluted net income per share from discontinued operations	—	—	—	—	0.65
Diluted net income per share	$6.92	$5.89	$5.09	$3.78	$3.69

Dividends declared per common share	$2.12	$1.88	$1.56	$1.36	$1.20

Intuit Fiscal 2020 Form 10-K	33

Tables of Contents

Consolidated Balance Sheet Data	At July 31,
(In millions)	2020	2019	2018	2017	2016

Cash, cash equivalents and investments	$7,050	$2,740	$1,716	$777	$1,080
Working capital (deficit)	4,451	1,628	679	(205)	(637)
Total assets	10,931	6,283	5,134	3,977	4,250
Short-term debt	1,338	50	50	50	512
Long-term debt	2,031	386	388	438	488
Long-term deferred income tax liabilities	2	37	68	78	7
Operating lease liabilities	221	—	—	—	—
Other long-term obligations (1)	42	145	119	124	343
Total stockholders’ equity	5,106	3,749	2,816	1,699	1,161

(1)
Upon adoption of ASU 2014-09 in fiscal 2019, other long-term obligations includes long-term deferred revenue. The balance as of July 31, 2016 conforms to this presentation, but as noted above does not reflect the adoption of ASU 2014-09.

Intuit Fiscal 2020 Form 10-K	34

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
Effective August 1, 2019, we adopted the new lease standard using the modified retrospective approach, under which financial results reported in prior periods were not restated. See Note 1 to the financial statements in Item 8 of this Annual Report for more information.
In fiscal 2018 and fiscal 2019 we acquired several companies including TSheets.com LLC, Exactor, Inc., and Applatix, Inc. We have included their results of operations in our consolidated results of operations from their respective dates of acquisition. See Note 6 in Item 8 of this Annual Report for more information.
In March 2020 the World Health Organization declared the COVID-19 outbreak as a pandemic. The COVID-19 pandemic has had significant adverse impacts on the U.S. and global economies. We are conducting business with substantial modifications to employee work locations and employee travel, among other modifications. While we have not experienced significant disruptions to our operations thus far from the COVID-19 pandemic, we are unable to predict the full impact that the COVID-19 pandemic will have on our operations and future financial performance, including demand for our offerings, impact to our customers and partners, actions that may be taken by governmental authorities, and other factors identified in “Risk Factors” in Item 1A of Part I of this Report.
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

EXECUTIVE OVERVIEW
This overview provides a high level discussion of our operating results and some of the trends that affect our business. We believe that an understanding of these trends is important in order to understand our financial results for fiscal 2020 as well as our future prospects. This summary is not intended to be exhaustive, nor is it a substitute for the detailed discussion and analysis provided elsewhere in this Annual Report on Form 10-K.

Industry Trends and Seasonality
Industry Trends
Artificial Intelligence (AI) is transforming multiple industries, including financial technology. Disruptive start-ups, emerging ecosystems and mega-platforms are harnessing new technology to create personalized experiences, deliver data-driven insights and increase speed of service. These shifts are creating a more dynamic and highly competitive environment where customer expectations are shifting around the world as more services become digitized and the array of choices continues to increase.

Intuit Fiscal 2018 Form 10-K	35

Tables of Contents

Seasonality
Historically, our Consumer and Strategic Partner offerings have had a significant and distinct seasonal pattern as sales and revenue from our income tax preparation products and services are heavily concentrated in the period from November through April. This seasonal pattern has historically resulted in higher net revenues during our second and third quarters ending January 31 and April 30, respectively. In March 2020, as a relief measure in response to the COVID-19 pandemic, the IRS extended the filing deadline for the 2019 tax year from April 15, 2020 to July 15, 2020. Additionally, all states with a personal income tax also extended their due dates, predominantly to July. As a result, there was a shift in sales and revenue from our third fiscal quarter to our fourth fiscal quarter during fiscal 2020. We expect the seasonality of our Consumer and Strategic Partner businesses to continue to have a significant impact on our quarterly financial results in the future.

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
For our consumer and professional tax offerings, we have implemented additional security measures and are continuing to work with state and federal governments to implement industry-wide security and anti-fraud measures, including sharing information regarding suspicious filings. We continue to invest in security measures and to work with the broader industry and government to protect our customers against this type of fraud.
For a complete discussion of the most significant risks and uncertainties affecting our business, please see “Forward-Looking Statements” immediately preceding Part I and “Risk Factors” in Item 1A of Part I of this Report.

Overview of Financial Results
The most important financial indicators that we use to assess our business are revenue growth for the company as a whole and for each reportable segment; operating income growth for the company as a whole; earnings per share; and cash flow from operations. We also track certain non-financial drivers of revenue growth and, when material, identify them in the applicable discussions of segment results below. Service offerings are a significant part of our business. Our total service and other revenue was $6.0 billion or 79% of our total revenue in fiscal 2020 and we expect our total service and other revenue to continue to grow in the future.

Intuit Fiscal 2020 Form 10-K	36

Tables of Contents

Key highlights for fiscal 2020 include the following:

Revenue of	Small Business & Self-Employed revenue of	Consumer revenue of
$7.7 B	$4.1 B	$3.1 B
up 13% from fiscal 2019	up 15% from fiscal 2019	up 13% from fiscal 2019

Operating income of	Net income of	Diluted net income per share of
$2.2 B	$1.8 B	$6.92
up 17% from fiscal 2019	up 17% from fiscal 2019	up 17% from fiscal 2019

We ended fiscal 2020 with cash, cash equivalents and investments totaling $7.1 billion.

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
Revenue Recognition
We derive our revenue primarily from the sale of online services such as tax, accounting, payroll, merchant payment processing and from packaged desktop software products and desktop software subscriptions. Our contracts with customers often include promises to transfer multiple products and services. In determining how revenue should be recognized, a five-step process is used, which requires judgment and estimates within the revenue recognition process. The primary judgments include identifying the performance obligations in the contract and determining whether the performance obligations are distinct. If any of these judgments were to change it could cause a material increase or decrease in the amount of revenue we report in a particular period. For additional information, see “Revenue Recognition” in Note 1 to the financial statements in Item 8 of this Annual Report.
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

Intuit Fiscal 2020 Form 10-K	37

Tables of Contents

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
During the fourth quarters of fiscal 2020, fiscal 2019, and fiscal 2018 we performed our annual goodwill impairment tests. Using the methodology described in “Description of Business and Summary of Significant Accounting Policies – Goodwill, Acquired Intangible Assets and Other Long-Lived Assets,” in Note 1 to the financial statements in Item 8 of this Annual Report, we determined that the estimated fair values of all of our reporting units exceeded their carrying values and that they were not impaired. In addition, during this analysis we concluded that the estimated fair values of all of our reporting units substantially exceeded their carrying values.

Intuit Fiscal 2020 Form 10-K	38

Tables of Contents

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

Intuit Fiscal 2020 Form 10-K	39

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

Intuit Fiscal 2020 Form 10-K	40

Tables of Contents

RESULTS OF OPERATIONS

A discussion regarding our financial condition and results of operations for fiscal 2020 compared to fiscal 2019 is presented below. A discussion regarding our financial condition and results of operations for fiscal 2019 compared to fiscal 2018 can be found under Item 7 of Part II in our Annual Report on Form 10-K for the fiscal year ended July 31, 2019, filed with the SEC on August 30, 2019, which is available free of charge on the SEC’s website at www.sec.gov and on the Investor Relations section of our corporate website at investors.intuit.com.

Financial Overview

(Dollars in millions, except per share amounts)	Fiscal 2020	Fiscal 2019	Fiscal 2018	2020-2019 % Change	2019-2018 % Change
Total net revenue	$7,679	$6,784	$6,025	13%	13%
Operating income	2,176	1,854	1,560	17%	19%
Net income	1,826	1,557	1,329	17%	17%
Diluted net income per share	$6.92	$5.89	$5.09	17%	16%
Total net revenue increased $895 million or 13% in fiscal 2020 compared with fiscal 2019. Our Small Business & Self-Employed segment revenue increased 15% primarily due to growth in the Online Ecosystem. Our Consumer segment revenue increased 13% primarily due to a shift in mix to our higher priced offerings including TurboTax Live and growth in TurboTax federal units. See “Segment Results” later in this Item 7 for more information.
Operating income increased $322 million or 17% in fiscal 2020 compared with fiscal 2019. The increase was due to the higher revenue described above partially offset by higher costs for staffing, outside services, corporate related expenses, and a one time restructuring charge for severance expenses. See “Operating Expenses” later in this Item 7 for more information.
Net income increased $269 million or 17% in fiscal 2020 compared with fiscal 2019 due to the increase in operating income described above. Diluted net income per share for fiscal 2020 increased 17% to $6.92, in line with the increase in net income.

Segment Results
The information below is organized in accordance with our three reportable segments. All of our segments operate and sell to customers primarily in the United States. International total net revenue was less than 5% of consolidated total net revenue for all periods presented.
Segment operating income is segment net revenue less segment cost of revenue and operating expenses. Segment expenses do not include certain costs, such as corporate selling and marketing, product development, general and administrative expenses and share-based compensation expenses, which are not allocated to specific segments. These unallocated costs totaled $2.0 billion in fiscal 2020, $1.7 billion in fiscal 2019, and $1.6 billion in fiscal 2018. Unallocated costs increased in fiscal 2020 compared with fiscal 2019 and in fiscal 2019 compared with fiscal 2018 due to increased corporate product development, selling and marketing, and general and administrative expenses in support of the growth of our businesses and higher share-based compensation expenses. Segment expenses also do not include amortization of acquired technology and amortization of other acquired intangible assets which totaled $28 million in fiscal 2020, $26 million in fiscal 2019, and $21 million in fiscal 2018. See Note 14 to the financial statements in Item 8 of this Annual Report for reconciliations of total segment operating income to consolidated operating income for each fiscal year presented.

Intuit Fiscal 2020 Form 10-K	41

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
Our Desktop Ecosystem includes revenue from our QuickBooks Desktop packaged software products (Desktop Pro, Desktop for Mac, Desktop Premier, and QuickBooks Point of Sale); QuickBooks Desktop software subscriptions (QuickBooks Desktop Pro Plus, QuickBooks Desktop Premier Plus, and QuickBooks Enterprise, and ProAdvisor Program memberships for the accounting professionals who serve small businesses); desktop payroll products (QuickBooks Basic Payroll, QuickBooks Assisted Payroll and QuickBooks Enhanced Payroll); merchant payment processing services for small businesses who use desktop offerings; financial supplies; and financing for small businesses.

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

(Dollars in millions)	Fiscal 2020	Fiscal 2019	Fiscal 2018	2020-2019 % Change	2019-2018 % Change
Product revenue	$1,032	$1,036	$1,038
Service and other revenue	3,018	2,497	2,023
Total segment revenue	$4,050	$3,533	$3,061	15%	15%
% of total revenue	53%	52%	51%

Segment operating income	$1,911	$1,549	$1,326	23%	17%
% of related revenue	47%	44%	43%

Revenue classified by significant product and service offerings was as follows:

(Dollars in millions)	Fiscal 2020	Fiscal 2019	Fiscal 2018	2020-2019 % Change	2019-2018 % Change
Net revenue:
QuickBooks Online Accounting	$1,354	$980	$695	38%	41%
Online Services	828	683	511	21%	34%
Total Online Ecosystem	2,182	1,663	1,206	31%	38%
QuickBooks Desktop Accounting	755	732	716	3%	2%
Desktop Services and Supplies	1,113	1,138	1,139	(2%)	—%
Total Desktop Ecosystem	1,868	1,870	1,855	—%	1%
Total Small Business & Self-Employed	$4,050	$3,533	$3,061	15%	15%

Intuit Fiscal 2020 Form 10-K	42

Tables of Contents

Revenue for our Small Business & Self-Employed segment increased $517 million or 15% in fiscal 2020 compared with fiscal 2019. The increase was primarily due to growth in Online Ecosystem revenue. Fiscal 2020 revenue includes $30 million of nonrecurring revenue related to the Payroll Protection Program, of which $16 million related to our Online Ecosystem and $14 million related to our Desktop Ecosystem.
Online Ecosystem
Online Ecosystem revenue increased $519 million or 31% in fiscal 2020 compared with fiscal 2019. QuickBooks Online Accounting revenue increased 38% in fiscal 2020 compared with fiscal 2019 primarily due to an increase in customers as well as higher effective prices and a shift in mix to our higher priced offerings. Online Services revenue increased 21% primarily due to an increase in revenue from our payroll and payments offerings. Online payroll revenue increased due to a shift in mix to our full service offering and an increase in customers. Online payments revenue increased due to an increase in customers and an increase in charge volume per customer.
Desktop Ecosystem
Desktop Ecosystem revenue decreased $2 million in fiscal 2020 compared with fiscal 2019 primarily due to a decline in Desktop units, Desktop Payroll, and Desktop Payments, which was partially offset by growth in our QuickBooks Enterprise subscription offering due to an increase in customers. Desktop Payroll and Desktop Payments revenues both decreased due to fewer customers.
Small Business & Self-Employed segment operating income increased $362 million or 23% in fiscal 2020 compared with fiscal 2019 due to the higher revenue described above which was partially offset by higher expenses for staffing, outside services, and a one time restructuring charge for severance expenses.

Intuit Fiscal 2020 Form 10-K	43

Tables of Contents

Consumer

Consumer segment product revenue is derived primarily from TurboTax desktop tax return preparation software and related form updates.
Consumer segment service and other revenue is derived primarily from TurboTax Online and TurboTax Live offerings, electronic tax filing services and connected services, and also from our Mint and Turbo offerings.

(Dollars in millions)	Fiscal 2020	Fiscal 2019	Fiscal 2018	2020-2019 % Change	2019-2018 % Change
Product revenue	$203	$201	$210
Service and other revenue	2,933	2,574	2,298
Total segment revenue	$3,136	$2,775	$2,508	13%	11%
% of total revenue	41%	41%	42%

Segment operating income	$1,942	$1,742	$1,587	11%	10%
% of related revenue	62%	63%	63%
Revenue for our Consumer segment increased $361 million or 13% in fiscal 2020 compared with fiscal 2019 primarily due to a shift in mix to our higher priced product offerings including TurboTax Live and an 11% growth in TurboTax federal units.
Consumer segment operating income increased $200 million or 11% in fiscal 2020 compared with fiscal 2019 due to the higher revenue described above, which was partially offset by higher expenses for staffing, advertising and marketing, and corporate related expenses.

Intuit Fiscal 2020 Form 10-K	44

Tables of Contents

Strategic Partner

Strategic Partner segment product revenue is derived primarily from Lacerte, ProSeries, and ProFile desktop tax preparation software products and related form updates.
Strategic Partner segment service and other revenue is derived primarily from ProConnect Tax Online tax products, electronic tax filing service, connected services, and bank products.

(Dollars in millions)	Fiscal 2020	Fiscal 2019	Fiscal 2018	2020-2019 % Change	2019-2018 % Change
Product revenue	$400	$386	$376
Service and other revenue	93	90	80
Total segment revenue	$493	$476	$456	4%	4%
% of total revenue	6%	7%	7%

Segment operating income	$333	$318	$284	5%	12%
% of related revenue	68%	67%	62%
Revenue for our Strategic Partner segment increased $17 million or 4% in fiscal 2020 compared with fiscal 2019 primarily due to a higher average revenue per customer.
Strategic Partner segment operating income increased $15 million or 5% in fiscal 2020 compared with fiscal 2019 primarily due to the higher revenue described above and relatively stable spending.

Intuit Fiscal 2020 Form 10-K	45

Tables of Contents

Cost of Revenue

(Dollars in millions)	Fiscal 2020	% of Related Revenue	Fiscal 2019	% of Related Revenue	Fiscal 2018	% of Related Revenue
Cost of product revenue	$72	4%	$77	5%	$82	5%
Cost of service and other revenue	1,284	21%	1,070	21%	881	20%
Amortization of acquired technology	22	n/a	20	n/a	15	n/a
Total cost of revenue	$1,378	18%	$1,167	17%	$978	16%
Our cost of revenue has three components: (1) cost of product revenue, which includes the direct costs of manufacturing and shipping or electronically downloading our desktop software products; (2) cost of service and other revenue, which includes the direct costs associated with our online and service offerings, such as costs for data processing and storage capabilities from cloud providers, customer support costs, and costs for the tax and bookkeeping experts that support our TurboTax Live and QuickBooks Live offerings; and (3) amortization of acquired technology, which represents the cost of amortizing developed technologies that we have obtained through acquisitions over their useful lives.
Cost of product revenue as a percentage of product revenue was relatively consistent in fiscal 2020 compared with fiscal 2019. We expense costs of product revenue as they are incurred for delivered software and we do not defer any of these costs when product revenue is deferred.
Cost of service and other revenue as a percentage of service and other revenue was relatively consistent in fiscal 2020 compared with fiscal 2019.

Operating Expenses

(Dollars in millions)	Fiscal 2020	% of Total Net Revenue	Fiscal 2019	% of Total Net Revenue	Fiscal 2018	% of Total Net Revenue
Selling and marketing	$2,048	27%	$1,927	28%	$1,631	27%
Research and development	1,392	18%	1,233	18%	1,186	20%
General and administrative	679	9%	597	9%	664	11%
Amortization of other acquired intangible assets	6	—%	6	—%	6	—%
Total operating expenses	$4,125	54%	$3,763	55%	$3,487	58%
Total operating expenses as a percentage of total net revenue decreased in fiscal 2020 compared to fiscal 2019. Total net revenue increased $895 million or 13% and total operating expenses increased $362 million or 10%. The increase in operating expenses was primarily driven by $176 million for higher staffing expenses due to higher headcount, $54 million for outside services, $52 million for corporate related expenses, $40 million for a one time restructuring charge for severance expenses, and $29 million for professional fees related to pending business combinations.

Non-Operating Income and Expenses
Interest Expense
Interest expense of $14 million in fiscal 2020 consisted primarily of interest on our unsecured term loan, unsecured revolving credit facility, secured revolving credit facility, and senior unsecured notes. Interest expense of $15 million in fiscal 2019 consisted primarily of interest on our unsecured term loan and secured revolving credit facility. See Note 7 and Note 8 to the financial statements in Item 8 of this Annual Report for more information.
Interest and Other Income, Net

(In millions)	Fiscal 2020	Fiscal 2019	Fiscal 2018
Interest income (1)	$39	$46	$18
Net gain (loss) on executive deferred compensation plan assets (2)	5	3	7
Other	(8)	(7)	1
Total interest and other income, net	$36	$42	$26

Intuit Fiscal 2020 Form 10-K	46

Tables of Contents

(1)	Interest income decreased in fiscal 2020 compared to fiscal 2019 due to lower average interest rates.

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

Income Taxes
Our effective tax rates for fiscal 2020 and fiscal 2019 were approximately 17%. Excluding the tax benefits related to share-based compensation, our effective tax rate for fiscal 2020 was approximately 21%. This rate did not differ significantly from the federal statutory rate of 21% as state income taxes and non-deductible share-based compensation were substantially offset by the benefit we received from the federal research and experimentation credit. Excluding the tax benefits related to share-based compensation our effective tax rate for fiscal 2019 was approximately 24%. This differed from the federal statutory rate of 21% primarily due to state income taxes and non-deductible share-based compensation, which were partially offset by the benefit we received from the federal research and experimentation credit. See Note 10 to the financial statements in Item 8 of this Annual Report for more information about our effective tax rates.
At July 31, 2020, we had net deferred tax assets of $63 million which included a valuation allowance for state research and experimentation tax credit carryforwards, foreign loss carryforwards, foreign intangible deferred tax assets and state operating and capital loss carryforwards. See “Critical Accounting Policies and Estimates” earlier in this Item 7 and Note 10 to the financial statements in Item 8 of this Annual Report for more information.

Intuit Fiscal 2020 Form 10-K	47

Tables of Contents

LIQUIDITY AND CAPITAL RESOURCES

Overview
At July 31, 2020, our cash, cash equivalents and investments totaled $7.1 billion, an increase of $4.3 billion from July 31, 2019 due to the factors described in “Statements of Cash Flows” below. Our primary sources of liquidity have been cash from operations, which includes the collection of accounts receivable for products and services, the issuance of senior unsecured notes, and borrowings under our credit facilities. Our primary uses of cash have been for research and development programs, selling and marketing activities, repurchases of our common stock under our stock repurchase programs, the payment of cash dividends, debt service costs and debt repayment, acquisitions of businesses, and capital projects. As discussed in “Executive Overview – Industry Trends and Seasonality” earlier in this Item 7, our business is subject to significant seasonality. The balance of our cash, cash equivalents and investments generally fluctuates with that seasonal pattern. We believe the seasonality of our business is likely to continue in the future.
The following table summarizes selected measures of our liquidity and capital resources at the dates indicated:

(Dollars in millions)	July 31, 2020	July 31, 2019	$ Change	% Change
Cash, cash equivalents and investments	$7,050	$2,740	$4,310	157%
Long-term investments	19	13	6	46%
Short-term debt	1,338	50	1,288	2,576%
Long-term debt	2,031	386	1,645	426%
Working capital	4,451	1,628	2,823	173%
Ratio of current assets to current liabilities	2.3 : 1	1.8 : 1
We have historically generated significant cash from operations and we expect to continue to do so during fiscal 2021. Our cash, cash equivalents, and investments totaled $7.1 billion at July 31, 2020, none of those funds were restricted, and approximately 97% of those funds were located in the U.S.
In the fourth quarter of fiscal 2020, we borrowed the full $1 billion under our unsecured revolving credit facility and issued $2 billion in senior unsecured notes for general corporate purposes, which may include funding a portion of the pending acquisition of Credit Karma, and other possible acquisitions of businesses or assets or strategic investments. In August 2020, we repaid the $1 billion outstanding under the revolving credit facility. See “Commitments for Senior Unsecured Notes” later in this Item 7 for more information.
Based on past performance and current expectations, we believe that our cash and cash equivalents, investments, and cash generated from operations will be sufficient to meet anticipated seasonal working capital needs, capital expenditure requirements, contractual obligations (including the pending acquisition of Credit Karma), commitments, debt service requirements, and other liquidity requirements associated with our operations for at least the next 12 months. We believe that our financial resources will allow us to manage the impact of COVID-19 on our business operations for the foreseeable future, which could include potential reductions in revenue and delays in payments from customers and partners.
We expect to return excess cash generated by operations to our stockholders through payment of cash dividends, after taking into account our operating and strategic cash needs. In connection with our pending acquisition of Credit Karma, we have temporarily suspended share repurchases.
Our secured revolving credit facility is available to fund a portion of our loans to qualified small businesses. At July 31, 2020, $48 million was outstanding under the secured revolving credit facility. See “Credit Facilities” later in this Item 7 for more information.
We evaluate, on an ongoing basis, the merits of acquiring technology or businesses, or establishing strategic relationships with and investing in other companies. Our strong liquidity profile enables us to quickly respond to these kinds of opportunities.

Intuit Fiscal 2020 Form 10-K	48

Tables of Contents

Statements of Cash Flows
The following table summarizes selected items from our consolidated statements of cash flows for fiscal 2020, fiscal 2019, and fiscal 2018. See the financial statements in Item 8 of this Annual Report for complete consolidated statements of cash flows for those periods.

	Fiscal	Fiscal	Fiscal
(Dollars in millions)	2020	2019	2018
Net cash provided by (used in):
Operating activities	$2,414	$2,324	$2,112
Investing activities	(97)	(635)	(532)
Financing activities	2,034	(965)	(639)
Effect of exchange rates on cash, cash equivalents, restricted cash, and restricted cash equivalents	(6)	(3)	(11)
Net increase in cash, cash equivalents, restricted cash, and restricted cash equivalents	$4,345	$721	$930
During fiscal 2020 we generated $2.4 billion in cash from operations. We also received $2 billion from the issuance of senior unsecured notes, $1 billion from borrowings under our unsecured revolving credit facility and $25 million from the net sales and maturities of investments. During the same period we used $561 million for the payment of cash dividends, $323 million for the repurchase of shares of our common stock under our stock repurchase programs, $137 million for capital expenditures, $33 million from the issuance of common stock under employee stock plans, net of payments for employee taxes withheld upon vesting of restricted stock units, $50 million for the repayment of debt, and $44 million for net originations of term loans.
During fiscal 2019 we generated $2.3 billion in cash from operations. We also received $48 million from borrowings under our secured revolving credit facility and $33 million from the issuance of common stock under employee stock plans, net of payments for employee taxes withheld upon vesting of restricted stock units. During the same period we used $556 million for the repurchase of shares of our common stock under our stock repurchase programs, $501 million for the payment of cash dividends, $155 million for capital expenditures, $64 million for the acquisition of a business net of cash acquired, $49 million for net originations of term loans, and $50 million for the repayment of debt.

Stock Repurchase Programs and Dividends on Common Stock
As described in Note 11 to the financial statements in Item 8 of this Annual Report, during fiscal 2020 and fiscal 2019 we continued to repurchase shares of our common stock under a series of repurchase programs that our Board of Directors has authorized. At July 31, 2020, we had authorization from our Board of Directors to expend up to an additional $2.4 billion for stock repurchases. In connection with our pending acquisition of Credit Karma, we have temporarily suspended share repurchases.
We have continued to pay quarterly cash dividends on shares of our outstanding common stock. During fiscal 2020 we declared cash dividends that totaled $2.12 per share of outstanding common stock or approximately $562 million. In August 2020 our Board of Directors declared a quarterly cash dividend of $0.59 per share of outstanding common stock payable on October 19, 2020 to stockholders of records at the close of business on October 12, 2020. We currently expect to continue paying comparable cash dividends on a quarterly basis; however, future declarations of dividends and the establishment of future record dates and payment dates are subject to the final determination of our Board of Directors.

Business Combinations
On February 24, 2020, we entered into an agreement and plan of merger (the Merger Agreement) to acquire Credit Karma, Inc. (Credit Karma), for $7.1 billion, subject to certain customary adjustments set forth in the Merger Agreement. The purchase price for Credit Karma will be payable in equal portions of cash and Intuit common stock. The transaction is expected to close before the end of calendar year 2020 subject to receiving required regulatory approval. See Note 6 to the financial statements in Item 8 of this Annual Report for more information.

Commitments for Senior Unsecured Notes
In June 2020, we issued $2 billion of senior unsecured notes comprised of the following:

•	$500 million of 0.650% notes due July 2023;

•	$500 million of 0.950% notes due July 2025;

•	$500 million of 1.350% notes due July 2027; and

Intuit Fiscal 2020 Form 10-K	49

Tables of Contents

•	$500 million of 1.650% notes due July 2030 (together, the Notes).
Interest is payable semiannually on January 15 and July 15 of each year, beginning on January 15, 2021. At July 31, 2020, our maximum commitment for interest payments under the Notes was $164 million through the maturity dates.
The Notes are senior unsecured obligations of Intuit and rank equally with all existing and future unsecured and unsubordinated indebtedness of Intuit and are redeemable by us at any time, subject to a make-whole premium. Upon the occurrence of change of control transactions that are accompanied by certain downgrades in the credit ratings of the Notes, we will be required to repurchase the Notes at a repurchase price equal to 101% of the aggregate outstanding principal plus any accrued and unpaid interest to but not including the date of repurchase. The indenture governing the Notes requires us to comply with certain covenants. For example, the Notes limit our ability to create certain liens and enter into sale and leaseback transactions. As of July 31, 2020 we were compliant with all covenants governing the Notes. See Note 8 to the financial statements in Item 8 of this Annual Report for more information.

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
Under the amended and restated credit agreement we may, subject to certain customary conditions including lender approval, on one or more occasions increase commitments under the unsecured revolving credit facility in an amount not to exceed $250 million in the aggregate and may extend the maturity date up to two times. Advances under the unsecured revolving credit facility accrue interest at rates that are equal to, at our election, either Bank of America's alternate base rate plus a margin that ranges from 0.0% to 0.1% or the London Interbank Offered Rate (LIBOR) plus a margin that ranges from 0.69% to 1.1%. Actual margins under either election will be based on our senior debt credit ratings. In May 2020, we borrowed the full $1 billion under the unsecured revolving credit facility and at July 31, 2020, $1 billion was outstanding. In August 2020, we repaid the $1 billion outstanding under this revolving credit facility. We monitor counterparty risk associated with the institutional lenders that are providing the credit facility.
Under the amended and restated credit agreement we may, subject to certain customary conditions including lender approval, on one or more occasions increase commitments under the term loan in an amount not to exceed $400 million in the aggregate. The term loan accrues interest at rates that are equal to, at our election, either Bank of America's alternate base rate plus a margin that ranges from 0.0% to 0.125% or LIBOR plus a margin that ranges from 0.625% to 1.125%. Actual margins under either election will be based on our senior debt credit ratings. The term loan is subject to quarterly principal payments of $12.5 million through October 31, 2020, with the balance payable on February 1, 2021. At July 31, 2020, $338 million was outstanding under the term loan.
The amended and restated credit agreement includes customary affirmative and negative covenants, including financial covenants that require us to maintain a ratio of total gross debt to annual earnings before interest, taxes, depreciation and amortization (EBITDA) of not greater than 3.25 to 1.00 as of any date and a ratio of annual EBITDA to annual interest expense of not less than 3.00 to 1.00 as of the last day of each fiscal quarter. As of July 31, 2020 we were compliant with all required covenants.
Secured Revolving Credit Facility
On February 19, 2019 a subsidiary of Intuit entered into a two-year $300 million secured revolving credit facility with a lender. The revolving credit facility is secured by cash and receivables of the subsidiary and is non-recourse to Intuit Inc. Advances under this secured revolving credit facility are used to fund a portion of our loans to qualified small businesses and accrue interest at LIBOR plus 2.39%. Unused portions of the credit facility accrue interest at a rate of 0.5%. On March 2, 2020, we amended the secured revolving credit facility to extend the commitment term from February 19, 2021 to February 19, 2022 and the final maturity date from August 19, 2021 to August 19, 2022. The agreement includes certain affirmative and negative covenants, including financial covenants that require the subsidiary to maintain specified financial ratios. As of July 31, 2020 we were compliant with all required covenants. At July 31, 2020, $48 million was outstanding under this facility, with a weighted-average interest rate of 5.74%, which includes the unused facility fee. The outstanding balance is secured by cash and receivables of the subsidiary totaling $144 million.

Cash Held by Foreign Subsidiaries
Our cash, cash equivalents and investments totaled $7.1 billion at July 31, 2020. Approximately 3% of those funds were held by our foreign subsidiaries and subject to repatriation tax considerations. These foreign funds were located primarily in the United Kingdom, Canada, and India. As a result of the 2017 Tax Act we do not expect to pay incremental U.S. taxes on repatriation. We have recorded income tax expense for Canada and India withholding taxes on earnings that are not permanently reinvested. In the event that funds from foreign operations are repatriated to the United States, we would pay withholding taxes at that time.

Intuit Fiscal 2020 Form 10-K	50

Tables of Contents

OFF-BALANCE SHEET ARRANGEMENTS
At July 31, 2020, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

CONTRACTUAL OBLIGATIONS
The following table summarizes our known contractual obligations to make future payments at July 31, 2020:

	Payments Due by Period
	Less than	1-3	3-5	More than
(In millions)	1 year	years	years	5 years	Total
Amounts due under executive deferred compensation plan	$123	$—	$—	$—	$123
Senior unsecured notes	—	500	500	1,000	2,000
Unsecured term loan	338	—	—	—	338
Unsecured revolving credit facility	1,000	—	—	—	1,000
Secured revolving credit facility	—	48	—	—	48
Interest and fees due on debt	29	51	40	55	175
Operating leases (1)	53	108	87	43	291
Purchase obligations (2)	135	68	—	—	203
Total contractual obligations (3)	$1,678	$775	$627	$1,098	$4,178

(1)
Includes operating leases for facilities and equipment. Amounts do not include $29 million of future sublease income or $72 million in minimum lease payments for leases signed but not yet commenced. We had no significant finance leases at July 31, 2020. See Note 9 to the financial statements in Item 8 of this Annual Report for more information.

(2)
Represents agreements to purchase products and services that are enforceable, legally binding and specify terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the payments.

(3)
Other long-term obligations on our consolidated balance sheet at July 31, 2020 included long-term income tax liabilities of $10 million which related primarily to unrecognized tax benefits. We have not included this amount in the table above because we cannot make a reasonably reliable estimate regarding the timing of settlements with taxing authorities, if any.

RECENT ACCOUNTING PRONOUNCEMENTS
For a description of recent accounting pronouncements and the potential impact of these pronouncements on our consolidated financial statements, see Note 1 to the financial statements in Item 8 of this Annual Report.

Intuit Fiscal 2020 Form 10-K	51

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
Our cash equivalents and investments are subject to market risk due to changes in interest rates. Interest rate movements affect the interest income we earn on cash equivalents and investments and the value of those investments. At July 31, 2020, our cash equivalents and investments totaled $6.6 billion and had a weighted average pre-tax yield of 0.292%. Total interest income for fiscal 2020 was $39 million. If the Federal Reserve Target Rate had increased by 25 basis points from the level of July 31, 2020, the value of our investments at that date would have decreased by approximately $2 million. If the Federal Reserve Target Rate had increased by 100 basis points from the level of July 31, 2020, the value of our investments at that date would have decreased by approximately $7 million.
We are also exposed to the impact of changes in interest rates as they affect our $1 billion unsecured revolving credit facility,$400 million unsecured term loan, and $300 million secured revolving credit facility. Advances under the unsecured revolving credit facility accrue interest at rates that are equal to Bank of America’s alternate base rate plus a margin that ranges from 0.0% to 0.1% or the London InterBank Offered Rate (LIBOR) plus a margin that ranges from 0.69% to 1.1%. The term loan accrues interest at rates that are equal to, at our election, either Bank of America's alternate base rate plus a margin that ranges from 0.0% to 0.125% or LIBOR plus a margin that ranges from 0.625% to 1.125%. Actual margins under all of these elections are based on our senior debt credit ratings. Advances under the secured revolving credit facility accrue interest at a rate of LIBOR plus 2.39%. Consequently, our interest expense fluctuates with changes in the general level of these interest rates. At July 31, 2020 $1 billion was outstanding under the unsecured revolving credit facility, $338 million was outstanding under the term loan, and $48 million was outstanding under the secured revolving credit facility. In August 2020, we repaid the $1 billion outstanding under this revolving credit facility. See Note 7 and Note 8 to the financial statements in Item 8 of this Annual Report for more information.
In June 2020 we issued $2 billion of senior unsecured notes which was comprised of the following: $500 million of 0.650% notes due in July 2023, $500 million of 0.950% notes due in July 2025, $500 million of 1.350% notes due in July 2027, and $500 million of 1.650% notes due in July 2030. We carry these Notes at face value less unamortized discount and unamortized debt issuance costs on our consolidated balance sheet. Since these Notes bear interest at fixed rates, we have no financial statement risk associated with changes in interest rates. However, the fair value of these Notes fluctuates when interest rates change. See Note 2 and Note 8 to the financial statements in Item 8 of this report for more information.
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
Since we translate foreign currencies (primarily Canadian dollars, Indian rupees, and British pounds) into U.S. dollars for financial reporting purposes, currency fluctuations can have an impact on our financial results. The historical impact of currency fluctuations on our financial results has generally been immaterial. We believe that our exposure to currency exchange fluctuation risk is not significant because our global subsidiaries invoice customers and satisfy their financial obligations almost exclusively in their local currencies. We believe the impact of currency fluctuations will continue to not be significant in the foreseeable future due to the reasons cited above. As of July 31, 2020, we did not engage in foreign currency hedging activities.

Intuit Fiscal 2020 Form 10-K	52

Tables of Contents

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

1.	INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

The following financial statements are filed as part of this Report:

2.	INDEX TO FINANCIAL STATEMENT SCHEDULES

The following financial statement schedule is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements:

Schedule		Page
II	Valuation and Qualifying Accounts	95

All other schedules not listed above have been omitted because they are inapplicable or are not required.

Intuit Fiscal 2020 Form 10-K	53

Tables of Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Intuit Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Intuit Inc. (the Company) as of July 31, 2020 and 2019, and the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended July 31, 2020, and the related notes and the financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at July 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of July 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated August 31, 2020 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

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

Intuit Fiscal 2020 Form 10-K	54

Tables of Contents

How we Addressed the

Matter in Our Audit	Our audit procedures related to the determination of distinct performance obligations included the following, among others:

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

Specifically, we evaluated whether the performance obligations identified by the Company were capable of being distinct and distinct in the context of the contract through review of the contracts, discussions with management, product demonstrations and review of the Company’s website and other marketing materials. More specifically, we evaluated the Company’s determination of whether the contract was to deliver (1) multiple promised products or services that constitute separate performance obligations or (2) a single performance obligation that is comprised of the combined products or services promised in the contract. That is, considering the utility, integration, interrelation or interdependence of the products and services, we evaluated whether the multiple promised products and services that were delivered to the customer were outputs or inputs to a combined item.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1990.

San Jose, California
August 31, 2020

Intuit Fiscal 2020 Form 10-K	55

Tables of Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Intuit Inc.

Opinion on Internal Control Over Financial Reporting
We have audited Intuit Inc.’s internal control over financial reporting as of July 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, Intuit Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of July 31, 2020, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the fiscal 2020 consolidated financial statements of the Company and our report dated August 31, 2020 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP

San Jose, California
August 31, 2020

Intuit Fiscal 2020 Form 10-K	56

Tables of Contents

INTUIT INC. CONSOLIDATED STATEMENTS OF OPERATIONS

	Twelve Months Ended July 31,
(In millions, except per share amounts)	2020	2019	2018
Net revenue:
Product	$1,635	$1,623	$1,624
Service and other	6,044	5,161	4,401
Total net revenue	7,679	6,784	6,025
Costs and expenses:
Cost of revenue:
Cost of product revenue	72	77	82
Cost of service and other revenue	1,284	1,070	881
Amortization of acquired technology	22	20	15
Selling and marketing	2,048	1,927	1,631
Research and development	1,392	1,233	1,186
General and administrative	679	597	664
Amortization of other acquired intangible assets	6	6	6
Total costs and expenses	5,503	4,930	4,465
Operating income	2,176	1,854	1,560
Interest expense	(14)	(15)	(20)
Interest and other income, net	36	42	26
Income before income taxes	2,198	1,881	1,566
Income tax provision	372	324	237
Net income	$1,826	$1,557	$1,329

Basic net income per share	$6.99	$5.99	$5.18
Shares used in basic per share calculations	261	260	256

Diluted net income per share	$6.92	$5.89	$5.09
Shares used in diluted per share calculations	264	264	261

Cash dividends declared per common share	$2.12	$1.88	$1.56

See accompanying notes.

Intuit Fiscal 2020 Form 10-K	57

Tables of Contents

INTUIT INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Twelve Months Ended July 31,
(In millions)	2020	2019	2018
Net income	$1,826	$1,557	$1,329
Other comprehensive income (loss), net of income taxes:
Unrealized gain (loss) on available-for-sale debt securities	5	3	(2)
Foreign currency translation loss	(1)	(3)	(12)
Total other comprehensive income (loss), net	4	—	(14)
Comprehensive income	$1,830	$1,557	$1,315

See accompanying notes.

Intuit Fiscal 2020 Form 10-K	58

Tables of Contents

INTUIT INC. CONSOLIDATED BALANCE SHEETS

	July 31,
(Dollars in millions, except par value; shares in thousands)	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$6,442	$2,116
Investments	608	624
Accounts receivable, net of allowance for doubtful accounts of $12 and $3	149	87
Income taxes receivable	12	65
Prepaid expenses and other current assets	314	266
Current assets before funds held for customers	7,525	3,158
Funds held for customers	455	436
Total current assets	7,980	3,594
Long-term investments	19	13
Property and equipment, net	734	780
Operating lease right-of-use assets	226	—
Goodwill	1,654	1,655
Acquired intangible assets, net	28	54
Long-term deferred income taxes	65	1
Other assets	225	186
Total assets	$10,931	$6,283
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$1,338	$50
Accounts payable	305	274
Accrued compensation and related liabilities	482	385
Deferred revenue	652	619
Other current liabilities	297	202
Current liabilities before customer fund deposits	3,074	1,530
Customer fund deposits	455	436
Total current liabilities	3,529	1,966
Long-term debt	2,031	386
Long-term deferred income tax liabilities	2	37
Operating lease liabilities	221	—
Other long-term obligations	42	145
Total liabilities	5,825	2,534
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value Authorized - 1,345 shares total; 145 shares designated Series A; 250 shares designated Series B Junior Participating Issued and outstanding - None	—	—
Common stock, $0.01 par value Authorized - 750,000 shares Outstanding - 261,740 shares at July 31, 2020 and 260,180 shares at July 31, 2019	3	3
Additional paid-in capital	6,179	5,772
Treasury stock, at cost	(11,929)	(11,611)
Accumulated other comprehensive loss	(32)	(36)
Retained earnings	10,885	9,621
Total stockholders’ equity	5,106	3,749
Total liabilities and stockholders’ equity	$10,931	$6,283

See accompanying notes.

Intuit Fiscal 2020 Form 10-K	59

Tables of Contents

INTUIT INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
(Dollars in millions, shares in thousands)	Shares	Amount
Balance at July 31, 2017	255,668	$3	$4,854	$(10,778)	$(22)	$7,642	$1,699
Comprehensive income	—	—	—	—	(14)	1,329	1,315
Issuance of stock under employee stock plans, net of shares withheld for employee taxes	4,818	—	96	—	—	—	96
Stock repurchases under stock repurchase programs	(1,870)	—	—	(272)	—	—	(272)
Dividends and dividend rights declared ($1.56 per share)	—	—	—	—	—	(407)	(407)
Share-based compensation expense	—	—	385	—	—	—	385
Balance at July 31, 2018	258,616	3	5,335	(11,050)	(36)	8,564	2,816
Comprehensive income	—	—	—	—	—	1,557	1,557
Issuance of stock under employee stock plans, net of shares withheld for employee taxes	4,019	—	32	—	—	—	32
Stock repurchases under stock repurchase programs	(2,455)	—	—	(561)	—	—	(561)
Dividends and dividend rights declared ($1.88 per share)	—	—	—	—	—	(500)	(500)
Share-based compensation expense	—	—	405	—	—	—	405
Balance at July 31, 2019	260,180	3	5,772	(11,611)	(36)	9,621	3,749
Comprehensive income	—	—	—	—	4	1,826	1,830
Issuance of stock under employee stock plans, net of shares withheld for employee taxes	2,736	—	(31)	—	—	—	(31)
Stock repurchases under stock repurchase programs	(1,176)	—	—	(318)	—	—	(318)
Dividends and dividend rights declared ($2.12 per share)	—	—	—	—	—	(562)	(562)
Share-based compensation expense	—	—	438	—	—	—	438
Balance at July 31, 2020	261,740	$3	$6,179	$(11,929)	$(32)	$10,885	$5,106

See accompanying notes.

Intuit Fiscal 2020 Form 10-K	60

Tables of Contents

INTUIT INC. CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twelve Months Ended July 31,
(In millions)	2020	2019	2018
Cash flows from operating activities:
Net income	$1,826	$1,557	$1,329
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	189	199	228
Amortization of acquired intangible assets	29	26	25
Non-cash operating lease cost	60	—	—
Share-based compensation expense	435	401	382
Loss on sale of long-lived assets	—	—	79
Deferred income taxes	(179)	(7)	(5)
Other	6	15	6
Total adjustments	540	634	715
Originations of loans held for sale	(566)	—	—
Sale and principal payments of loans held for sale	482	—	—
Changes in operating assets and liabilities:
Accounts receivable	(59)	11	5
Income taxes receivable	53	5	(1)
Prepaid expenses and other assets	(31)	(37)	(33)
Accounts payable	33	90	12
Accrued compensation and related liabilities	100	16	75
Deferred revenue	38	39	6
Operating lease liabilities	(61)	—	—
Other liabilities	59	9	4
Total changes in operating assets and liabilities	132	133	68
Net cash provided by operating activities	2,414	2,324	2,112
Cash flows from investing activities:
Purchases of corporate and customer fund investments	(701)	(752)	(407)
Sales of corporate and customer fund investments	130	84	128
Maturities of corporate and customer fund investments	596	303	286
Purchases of property and equipment	(59)	(76)	(38)
Capitalization of internal use software	(78)	(79)	(86)
Acquisitions of businesses, net of cash acquired	—	(64)	(363)
Originations of term loans to small businesses	(243)	(316)	(137)
Principal repayments of term loans from small businesses	287	267	82
Other	(29)	(2)	3
Net cash used in investing activities	(97)	(635)	(532)
Cash flows from financing activities:
Proceeds from issuance of long-term debt, net of discount and issuance costs	1,983	—	—
Proceeds from borrowings under unsecured revolving credit facility	1,000	—	800
Repayments on borrowings under unsecured revolving credit facility	—	—	(800)
Proceeds from borrowings under secured revolving credit facility	—	48	—
Repayment of debt	(50)	(50)	(50)
Proceeds from issuance of stock under employee stock plans	211	284	295
Payments for employee taxes withheld upon vesting of restricted stock units	(244)	(251)	(199)
Cash paid for purchases of treasury stock	(323)	(556)	(272)

Intuit Fiscal 2020 Form 10-K	61

Tables of Contents

INTUIT INC. CONSOLIDATED STATEMENTS OF CASH FLOWS

Dividends and dividend rights paid	(561)	(501)	(407)
Net change in customer fund deposits	19	69	(5)
Other	(1)	(8)	(1)
Net cash provided by (used in) financing activities	2,034	(965)	(639)
Effect of exchange rates on cash, cash equivalents, restricted cash, and restricted cash equivalents	(6)	(3)	(11)
Net increase in cash, cash equivalents, restricted cash, and restricted cash equivalents	4,345	721	930
Cash, cash equivalents, restricted cash, and restricted cash equivalents at beginning of period	2,352	1,631	701
Cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period	$6,697	$2,352	$1,631

Reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents reported within the consolidated balance sheets to the total amounts reported on the consolidated statements of cash flows

Cash and cash equivalents	$6,442	$2,116	$1,464
Restricted cash and restricted cash equivalents included in funds held for customers	255	236	167
Total cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period	$6,697	$2,352	$1,631

Supplemental disclosure of cash flow information:
Interest paid	$14	$17	$19
Income taxes paid	$493	$325	$245

See accompanying notes.

Intuit Fiscal 2020 Form 10-K	62

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
Effective August 1, 2019, we adopted the requirements of Accounting Standards Update (ASU) 2016-02, "Leases (Topic 842)" (ASC 842) using the modified retrospective approach, under which financial results reported in prior periods were not restated. As a result, the consolidated balance sheet as of July 31, 2020 is not comparable with that as of July 31, 2019.
Funds held for customers represent cash held on behalf of our customers that is invested in cash and cash equivalents and investment-grade available-for-sale debt securities. The purchases, sales and maturities of the investments for our funds held for customers are presented in investing activities in the consolidated statements of cash flows. Customer fund deposits consist of amounts we owe on behalf of our customers. We present the net change in customer fund deposits in financing activities in the consolidated statements of cash flows. For the twelve months ended July 31, 2019 and 2018, we reclassified $69 million and $5 million, respectively, from investing activities to financing activities to conform to the current presentation, resulting in a decrease in net cash used in financing activities with a corresponding offset to net cash used in investing activities for fiscal 2019 and in an increase in net cash used in financing activities with a corresponding offset to net cash used in investing activities for fiscal 2018.

Seasonality

Historically, our Consumer and Strategic Partner offerings have had a significant and distinct seasonal pattern as sales and revenue from our income tax preparation products and services are heavily concentrated in the period from November through April. This seasonal pattern has historically resulted in higher net revenues during our second and third quarters ending January 31 and April 30, respectively. In March 2020, as a relief measure in response to the COVID-19 pandemic, the IRS extended the filing deadline for the 2019 tax year from April 15, 2020 to July 15, 2020. Additionally, all states with a personal income tax also extended their due dates, predominantly to July. As a result, there was a shift in sales and revenue from our third fiscal quarter to our fourth fiscal quarter during fiscal 2020.

Intuit Fiscal 2020 Form 10-K	63

Tables of Contents

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

Revenue Recognition

We derive revenue from the sale of software subscriptions, hosted services, payroll services, merchant payment processing services, packaged software products, live expert advice, financing for small businesses, financial supplies and hardware. We enter into contracts with customers that include promises to transfer various products and services, which are generally capable of being distinct and accounted for as separate performance obligations. Revenue is recognized when the promised goods or services are transferred to customers, in an amount that reflects the consideration allocated to the respective performance obligation.
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

Intuit Fiscal 2020 Form 10-K	64

Tables of Contents

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
Other Solutions
Revenue from the sale of our financial supplies, such as printed check stock and hardware, such as retail point-of-sale equipment and credit card readers for mobile phones, is recognized when control is transferred to the customer which is generally when the products are shipped.
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

Intuit Fiscal 2020 Form 10-K	65

Tables of Contents

Deferred Revenue
Generally, we receive payment at the time we enter into a contract with a customer. We record deferred revenue when we have entered into a contract with a customer and cash payments are received or due prior to transfer of control or satisfaction of the related performance obligation. During the twelve months ended July 31, 2020, we recognized revenue of $619 million, that was included in deferred revenue at July 31, 2019. During the twelve months ended July 31, 2019, we recognized revenue of $581 million, that was included in deferred revenue at July 31, 2018.
Our performance obligations are generally satisfied within 12 months of the initial contract date. As of July 31, 2020 and 2019, the deferred revenue balance related to performance obligations that will be satisfied after 12 months was $13 million and $4 million, respectively, and is included in other long-term obligations on our consolidated balance sheets.
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

Intuit Fiscal 2020 Form 10-K	66

Tables of Contents

Advertising
We expense all advertising costs as we incur them to selling and marketing expense in our consolidated statements of operations. We recorded advertising expense of approximately $778 million for the twelve months ended July 31, 2020, $800 million for the twelve months ended July 31, 2019, and $615 million for the twelve months ended July 31, 2018.

Leases
Our leases are primarily operating leases for office facilities. We do not have significant finance leases. We determine if an arrangement is a lease and classify it as either a finance or operating lease at lease inception. Operating leases are included in operating lease right-of-use (ROU) assets, other current liabilities, and operating lease liabilities on our consolidated balance sheets.
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

Intuit Fiscal 2020 Form 10-K	67

Tables of Contents

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
The following table presents the composition of shares used in the computation of basic and diluted net income per share for the periods indicated.

	Twelve Months Ended July 31,
(In millions, except per share amounts)	2020	2019	2018
Numerator:
Net income	$1,826	$1,557	$1,329
Denominator:
Shares used in basic per share amounts:
Weighted average common shares outstanding	261	260	256
Shares used in diluted per share amounts:
Weighted average common shares outstanding	261	260	256
Dilutive common equivalent shares from stock options and restricted stock awards	3	4	5
Dilutive weighted average common shares outstanding	264	264	261

Basic and diluted net income per share:
Basic net income per share	$6.99	$5.99	$5.18
Diluted net income per share	$6.92	$5.89	$5.09

Shares excluded from diluted net income per share:
Weighted average stock options and restricted stock units that have been excluded from dilutive common equivalent shares outstanding due to their anti-dilutive effect	—	1	—

Intuit Fiscal 2020 Form 10-K	68

Tables of Contents

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

Notes Receivable and Allowances for Loan Losses

Notes receivable consist of term loans to small businesses and are included in prepaid expenses and other current assets on our consolidated balance sheets. As of July 31, 2020 and July 31, 2019, the notes receivable balance was $40 million and $95 million, respectively, and the allowances for loan losses were not material. The term loans are not secured and are recorded at amortized cost, net of allowances for loan losses. We maintain an allowance for loan losses to reserve for potentially uncollectible notes receivable. We evaluate the creditworthiness of our loan portfolio on a pooled basis due to its composition of small, homogeneous loans with similar general credit risk and characteristics and apply a loss rate at the time of loan origination. The loss rate and underlying model are updated periodically to reflect actual loan performance and changes in assumptions. We make judgments about the known and inherent risks in the loan portfolio, adverse situations that may affect borrowers’ ability to repay and current economic conditions. When we determine that amounts are uncollectible, we write them off against the allowance.
Paycheck Protection Program - In April 2020, Intuit was approved as a non-bank Small Business Administration lender for the Paycheck Protection Program (PPP). The PPP was authorized under the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) to provide small businesses loans to pay payroll and group health costs, salaries and commissions, mortgage and rent payments, utilities, and interest on other debt which is designed to provide assistance to small businesses during the COVID-19 pandemic. Lending under the program expired on August 8, 2020. We have the intent and ability to sell all of our rights, title, and interests in qualified loans after origination to third-party investors. Loans held for sale are recorded at the lower of cost or fair value until the loans are sold. As of July 31, 2020, the loans held for sale balance was $98 million, and is included in prepaid expenses and other current assets on our consolidated balance sheets. When loans under this program do not qualify to be sold, they are held for investment. As of July 31, 2020, PPP loans held for investment were not material and are included in prepaid expenses and other current assets on our consolidated balance sheets.

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

Intuit Fiscal 2020 Form 10-K	69

Tables of Contents

lease terms. We include the amortization of assets that are recorded under finance leases in depreciation expense. We review property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We did not record any significant property impairment charges during the twelve months ended July 31, 2020, 2019, or 2018.

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
If the carrying value of the net assets assigned to a reporting unit exceeds the estimated fair value of the unit, we perform the second step of the impairment test. In this step we allocate the fair value of the reporting unit calculated in step one to all of the assets and liabilities of that unit, as if we had just acquired the reporting unit in a business combination. The excess of the fair value of the reporting unit over the total amount allocated to the assets and liabilities represents the implied fair value of goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, we would record an impairment loss equal to the difference. We recorded no goodwill impairment charges for the twelve months ended July 31, 2020, 2019 or 2018.

Intuit Fiscal 2020 Form 10-K	70

Tables of Contents

Acquired Intangible Assets and Other Long-Lived Assets
We generally record acquired intangible assets that have finite useful lives, such as purchased technology, in connection with business combinations. We amortize the cost of acquired intangible assets on a straight-line basis over their estimated useful lives, which range from three to seven years. We review intangible assets that have finite useful lives and other long-lived assets whenever an event or change in circumstances indicates that the carrying value of the asset may not be recoverable. We estimate the recoverability of these assets by comparing the carrying amount of the asset to the future undiscounted cash flows that we expect the asset to generate. We estimate the fair value of assets that have finite useful lives based on the present value of future cash flows for those assets. If the carrying value of an asset with a finite life exceeds its estimated fair value, we would record an impairment loss equal to the difference. Impairment charges for acquired intangible assets were not significant for the twelve months ended July 31, 2020, 2019 or 2018.

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
We sell a portion of our products through third-party retailers and distributors. As a result, we face risks related to the collectibility of our accounts receivable. To appropriately manage this risk, we perform ongoing evaluations of customer credit and limit the amount of credit extended as we deem appropriate, but generally do not require collateral. We maintain reserves for estimated credit losses and these losses have historically been within our expectations. However, since we cannot predict future changes in the financial stability of our customers, we cannot guarantee that our reserves will continue to be adequate. No customer accounted for 10% or more of total net revenue for the twelve months ended July 31, 2020, 2019 or 2018, nor did any customer account for 10% or more of total accounts receivable at July 31, 2020 or July 31, 2019.
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

Intuit Fiscal 2020 Form 10-K	71

Tables of Contents

Accounting Standards Recently Adopted
Leases - In February 2016 the Financial Accounting Standards Board (FASB) issued ASU 2016-02, “Leases (Topic 842).” This standard amends a number of aspects of lease accounting, including requiring lessees to recognize operating leases with a term greater than one year on their balance sheet as a right-of-use asset and corresponding lease liability, measured at the present value of the lease payments. We adopted this standard in the first quarter of our fiscal year beginning August 1, 2019 using the modified retrospective approach, under which financial results reported in prior periods were not adjusted. We elected certain practical expedients, including the relief package practical expedient which among other things allowed us to carry forward the historical lease classifications. We also elected the practical expedient to combine lease and non-lease components for all asset classes.
The adoption of ASC 842 on August 1, 2019 resulted in the recognition of ROU assets and operating lease liabilities of $319 million and $361 million, respectively, related to our operating leases. Adoption of the standard also resulted in the elimination of deferred rent liabilities of $47 million and prepaid rent of $5 million. Adoption did not result in any cumulative-effect adjustments to retained earnings, and there was no material impact to our consolidated statements of operations or our consolidated statements of cash flows.

Accounting Standards Not Yet Adopted

Internal-Use Software - In August 2018 the FASB issued Accounting Standards Update (ASU) 2018-15, “Intangibles—Goodwill and Other (Topic 350): Internal-Use Software.” This standard aligns the requirements for capitalizing implementation costs incurred in a cloud computing arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, which means that it will be effective for us in the first quarter of our fiscal year beginning August 1, 2020. Early adoption is permitted. We do not expect the adoption of ASU 2018-15 to have a material impact on our consolidated financial statements.
Goodwill Impairment - In January 2017 the FASB issued ASU 2017-04, “Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” This standard eliminates Step 2 from the goodwill impairment test. Instead, an entity should compare the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, which means that it will be effective for us in the first quarter of our fiscal year beginning August 1, 2020. Early adoption is permitted. We do not expect the adoption of ASU 2017-04 to have a material impact on our consolidated financial statements.
Financial Instruments - In June 2016 the FASB issued ASU 2016-13, “Financial Instruments—Credit Losses (Topic 326).” This standard requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, which means that it will be effective for us in the first quarter of our fiscal year beginning August 1, 2020. Earlier adoption is permitted in the first quarter of our fiscal year beginning August 1, 2019. We do not expect the adoption of ASU 2016-13 to have a material impact on our consolidated financial statements.
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
The authoritative guidance establishes a fair value hierarchy that is based on the extent and level of judgment used to estimate the fair value of assets and liabilities. In general, the authoritative guidance requires us to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. An asset or liability’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the measurement of its fair value. The three levels of input defined by the authoritative guidance are as follows:

•	Level 1 uses unadjusted quoted prices that are available in active markets for identical assets or liabilities.

Intuit Fiscal 2020 Form 10-K	72

Tables of Contents

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

	At July 31, 2020			At July 31, 2019
(In millions)	Level 1	Level 2	Total Fair Value	Level 1	Level 2	Total Fair Value
Assets:
Cash equivalents, primarily time deposits, savings deposit accounts, and money market funds	$5,765	$—	$5,765	$1,647	$—	$1,647
Available-for-sale debt securities:
Municipal bonds	—	9	9	—	5	5
Corporate notes	—	752	752	—	800	800
U.S. agency securities	—	47	47	—	19	19
Total available-for-sale securities	—	808	808	—	824	824
Total assets measured at fair value on a recurring basis	$5,765	$808	$6,573	$1,647	$824	$2,471
Liabilities:
Senior unsecured notes(1)	$—	$2,042	$2,042	$—	$—	$—

(1) Carrying value on our balance sheet at July 31, 2020 was $1.98 billion. See Note 8, “Long-Term Obligations and Commitments” for more information.
The following table summarizes our cash equivalents and available-for-sale debt securities by balance sheet classification and level in the fair value hierarchy at the dates shown:

	At July 31, 2020			At July 31, 2019
(In millions)	Level 1	Level 2	Total Fair Value	Level 1	Level 2	Total Fair Value
Cash equivalents:
In cash and cash equivalents	$5,765	$—	$5,765	$1,647	$—	$1,647
Available-for-sale debt securities:
In investments	$—	$608	$608	$—	$624	$624
In funds held for customers	—	200	200	—	200	200
Total available-for-sale debt securities	$—	$808	$808	$—	$824	$824

We value our Level 1 assets, consisting primarily of time deposits, savings deposit accounts, and money market funds, using quoted prices in active markets for identical instruments. Financial assets whose fair values we measure on a recurring basis using Level 2 inputs consist of municipal bonds, corporate notes and U.S. agency securities. We measure the fair values of these assets with the help of a pricing service that either provides quoted market prices in active markets for identical or similar securities or uses observable inputs for their pricing without applying significant adjustments. Our fair value processes include controls that are designed to ensure that we record appropriate fair values for our Level 2 investments. These controls include comparison to pricing provided by a secondary pricing service or investment manager, validation of pricing sources and models, review of key model inputs, analysis of period-over-period price fluctuations, and independent recalculation of prices where appropriate. Financial assets whose fair values we measure using Level 3 inputs consist of loans held for sale. These loans are recorded at the lower of cost or fair value and totaled $98 million at July 31, 2020. The difference between cost and fair value was not material.

Intuit Fiscal 2020 Form 10-K	73

Tables of Contents

Financial liabilities whose fair values we measure using Level 2 inputs consist of senior unsecured notes. See Note 8, “Long-Term Obligations and Commitments” for more information. We measure the fair value of our senior unsecured notes based on their trading prices and the interest rates we could obtain for other borrowings with similar terms.
There were no transfers between Level 1, Level 2, and Level 3 of the fair value hierarchy during the twelve months ended July 31, 2020, 2019 or 2018.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
Assets measured at fair value on a non-recurring basis include reporting units measured at fair value in a goodwill impairment test. Estimates of fair value for reporting units fall under Level 3 of the fair value hierarchy.
During the fourth quarters of fiscal 2020, fiscal 2019, and fiscal 2018 we performed our annual goodwill impairment tests. Using the methodology described in Note 1, we determined that the estimated fair values of all of our reporting units exceeded their carrying values and that they were not impaired.

3. Cash and Cash Equivalents, Investments, and Funds Held for Customers
The following table summarizes our cash and cash equivalents, investments and funds held for customers by balance sheet classification at the dates indicated.

	July 31, 2020		July 31, 2019
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Classification on consolidated balance sheets:
Cash and cash equivalents	$6,442	$6,442	$2,116	$2,116
Investments	600	608	622	624
Funds held for customers	455	455	436	436
Long-term investments	19	19	13	13
Total cash and cash equivalents, investments, and funds held for customers	$7,516	$7,524	$3,187	$3,189

The following table summarizes our cash and cash equivalents, investments and funds held for customers by investment category at the dates indicated.

	July 31, 2020		July 31, 2019
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Type of issue:
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$6,697	$6,697	$2,352	$2,352
Available-for-sale debt securities:
Municipal bonds	9	9	5	5
Corporate notes	744	752	798	800
U.S. agency securities	47	47	19	19
Total available-for-sale debt securities	800	808	822	824
Other long-term investments	19	19	13	13
Total cash, cash equivalents, restricted cash, restricted cash equivalents, and investments	$7,516	$7,524	$3,187	$3,189

We include realized gains and losses on our available-for-sale debt securities in interest and other income or expense on our consolidated statements of operations. Gross realized gains and losses on our available-for-sale debt securities for the twelve months ended July 31, 2020, 2019 and 2018 were not significant.
We accumulate unrealized gains and losses on our available-for-sale debt securities, net of tax, in accumulated other comprehensive income or loss in the stockholders’ equity section of our consolidated balance sheets. Gross unrealized gains and losses on our available-for-sale debt securities at July 31, 2020 and July 31, 2019 were not significant.
We periodically review our investment portfolios to determine if any investment is other-than-temporarily impaired due to changes in credit risk or other potential valuation concerns. We believe that the investments that we held at July 31, 2020

Intuit Fiscal 2020 Form 10-K	74

Tables of Contents

were not other-than-temporarily impaired. Unrealized losses on available-for-sale debt securities at July 31, 2020 were not significant and are due to changes in interest rates, including market credit spreads, and not due to increased credit risks associated with specific securities. We do not intend to sell these investments. In addition, it is more likely than not that we will not be required to sell them before recovery at par, which may be at maturity.
The following table summarizes our available-for-sale debt securities, included in investments and funds held for customers, classified by the stated maturity date of the security at the dates indicated.

	July 31, 2020		July 31, 2019
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$389	$390	$415	$416
Due within two years	256	261	208	208
Due within three years	137	139	163	164
Due after three years	18	18	36	36
Total available-for-sale debt securities	$800	$808	$822	$824

The following table summarizes our funds held for customers by investment category at the dates indicated.

	July 31, 2020	July 31, 2019	July 31, 2018	July 31, 2017
(In millions)
Restricted cash and restricted cash equivalents	$255	$236	$167	$172
Restricted available-for-sale debt securities	200	200	200	200
Total funds held for customers	$455	$436	$367	$372

4. Property and Equipment
Property and equipment consisted of the following at the dates indicated:

	Life in	July 31,
(Dollars in millions)	Years	2020	2019
Equipment	3-5	$226	$421
Computer software	2-6	870	860
Furniture and fixtures	5	93	90
Leasehold improvements	2-16	298	278
Land	NA	79	79
Buildings	5-30	372	368
Capital in progress	NA	90	65
		2,028	2,161
Less accumulated depreciation and amortization		(1,294)	(1,381)
Total property and equipment, net		$734	$780

__________________________
NA = Not Applicable
Capital in progress at July 31, 2020 and 2019 consisted primarily of costs related to internal use software projects and various buildings and site improvements that have not yet been placed into service.
As discussed in Note 1, “Description of Business and Summary of Significant Accounting Policies – Internal Use Software,” we capitalize costs related to the development of computer software for internal use. We capitalized internal use software costs totaling $78 million for the twelve months ended July 31, 2020; $79 million for the twelve months ended July 31, 2019; and $86 million for the twelve months ended July 31, 2018. These amounts included capitalized labor costs of $40 million, $43 million, and $45 million, respectively. Costs related to internal use software projects are included in the capital in progress category of property and equipment until project completion, at which time they are transferred to the computer software category.

Intuit Fiscal 2020 Form 10-K	75

Tables of Contents

5. Goodwill and Acquired Intangible Assets

Goodwill
Changes in the carrying value of goodwill by reportable segment during the twelve months ended July 31, 2020 and July 31, 2019 were as shown in the following table. Our reportable segments are described in Note 14, “Segment Information.”

(In millions)	Balance July 31, 2018	Goodwill Acquired/ Adjusted	Balance July 31, 2019	Goodwill Acquired/ Adjusted	Balance July 31, 2020
Small Business & Self-Employed	$1,496	$22	$1,518	$—	$1,518
Consumer	23	19	42	—	42
Strategic Partner	92	3	95	(1)	94
Totals	$1,611	$44	$1,655	$(1)	$1,654

Goodwill is net of accumulated impairment losses of $114 million, which were recorded prior to July 31, 2018 and are included in our Consumer segment. The adjustments in goodwill during the twelve months ended July 31, 2020 consist of foreign currency translation. The increase in goodwill during the twelve months ended July 31, 2019 was primarily due to a business acquisition.

Acquired Intangible Assets
The following table shows the cost, accumulated amortization and weighted average life in years for our acquired intangible assets at the dates indicated. The weighted average lives are calculated for assets that are not fully amortized.

(Dollars in millions)	Customer Lists	Purchased Technology	Trade Names and Logos	Covenants Not to Compete or Sue	Total

At July 31, 2020:
Cost	$256	$421	$25	$42	$744
Accumulated amortization	(248)	(404)	(25)	(39)	(716)
Acquired intangible assets, net	$8	$17	$—	$3	$28
Weighted average life in years	5	3	NA	3	4

At July 31, 2019:
Cost	$256	$422	$25	$39	$742
Accumulated amortization	(245)	(383)	(24)	(36)	(688)
Acquired intangible assets, net	$11	$39	$1	$3	$54
Weighted average life in years	5	3	3	3	4

Intuit Fiscal 2020 Form 10-K	76

Tables of Contents

The following table shows the expected future amortization expense for our acquired intangible assets at July 31, 2020. Amortization of purchased technology is charged to cost of service and other revenue and to amortization of acquired technology in our consolidated statements of operations. Amortization of other acquired intangible assets such as customer lists is charged to amortization of other acquired intangible assets in our consolidated statements of operations. If impairment events occur, they could accelerate the timing of acquired intangible asset charges.

(In millions)	Expected Future Amortization Expense

Twelve months ending July 31,
2021	$17
2022	10
2023	1
2024	—
2025	—
Thereafter	—
Total expected future amortization expense	$28

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
The total consideration of $7.1 billion includes an estimated $1.0 billion for the fair value of equity awards that will be expensed over service periods of up to three years. Additionally, as part of the merger agreement, following the close of the transaction we have agreed to issue approximately $300 million of restricted stock units, which will be charged to expense over a service period of four years. The cash portion of the purchase price is expected to be financed with our existing cash.
The Merger Agreement must be approved by Credit Karma shareholders and is subject to receipt of required regulatory approvals and satisfaction or waiver of other customary closing conditions. The transaction is expected to close before the end of calendar year 2020 subject to receiving required regulatory approval. Additionally, if the Merger Agreement is terminated

Intuit Fiscal 2020 Form 10-K	77

Tables of Contents

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
Under the amended and restated credit agreement we may, subject to certain customary conditions including lender approval, on one or more occasions increase commitments under the term loan in an amount not to exceed $400 million in the aggregate. The term loan accrues interest at rates that are equal to, at our election, either Bank of America's alternate base rate plus a margin that ranges from 0.0% to 0.125% or the London Interbank Offered Rate (LIBOR) plus a margin that ranges from 0.625% to 1.125%. Actual margins under either election will be based on our senior debt credit ratings. The amended and restated credit agreement includes customary affirmative and negative covenants, including financial covenants that require us to maintain a ratio of total gross debt to annual earnings before interest, taxes, depreciation and amortization (EBITDA) of not greater than 3.25 to 1.00 as of any date and a ratio of annual EBITDA to annual interest expense of not less than 3.00 to 1.00 as of the last day of each fiscal quarter. As of July 31, 2020 we were compliant with all required covenants. The term loan is subject to quarterly principal payments of $12.5 million through October 31, 2020, with the balance payable on February 1, 2021. At July 31, 2020, $338 million was outstanding under the term loan and was classified as short-term debt on our consolidated balance sheet. The carrying value of the term loan approximates its fair value. Interest on the term loan is payable monthly. We paid $9 million for interest on the term loan during the twelve months ended July 31, 2020, $15 million during the twelve months ended July 31, 2019, and $13 million during the twelve months ended July 31, 2018.

Unsecured Revolving Credit Facility
The amended and restated credit agreement we entered into on May 2, 2019 includes a $1 billion unsecured revolving credit facility that will expire on May 2, 2024. Under this agreement we may, subject to certain customary conditions including lender approval, on one or more occasions increase commitments under the unsecured revolving credit facility in an amount not to exceed $250 million in the aggregate and may extend the maturity date up to two times. Advances under the unsecured revolving credit facility accrue interest at rates that are equal to, at our election, either Bank of America's alternate base rate plus a margin that ranges from 0.0% to 0.1% or LIBOR plus a margin that ranges from 0.69% to 1.1%. Actual margins under either election will be based on our senior debt credit ratings. The amended and restated credit agreement includes customary affirmative and negative covenants. See “Short-Term Debt” above for more information. At July 31, 2020, $1 billion was outstanding under this revolving credit facility. We paid $2 million for interest on the unsecured revolving credit facility during the twelve months ended July 31, 2020 and $5 million during the twelve months ended July 31, 2018. We paid no interest on the unsecured revolving credit facility during the twelve months ended July 31, 2019. In August 2020, we repaid the $1 billion outstanding under this revolving credit facility.

Intuit Fiscal 2020 Form 10-K	78

Tables of Contents

Other Current Liabilities
Other current liabilities were as follows at the dates indicated:

	July 31,
(In millions)	2020	2019
Executive deferred compensation plan liabilities	$123	$108
Current portion of operating lease liabilities	46	—
Reserve for returns and credits	24	24
Reserve for promotional discounts and rebates	11	11
Current portion of dividend payable	6	7
Current portion of deferred rent	—	6
Interest payable	3	—
Other	84	46
Total other current liabilities	$297	$202

8. Long-Term Obligations and Commitments

Senior Unsecured Notes
In June 2020 we issued four series of senior unsecured notes (together, the Notes) pursuant to a public debt offering. The proceeds from the issuance were $1.98 billion, net of debt discount of $2 million and debt issuance costs of $15 million.
The carrying value of the Notes was as follows at the date indicated:

	July 31,	Effective
(In millions)	2020	Interest Rate
Senior unsecured notes issued June 2020:
0.650% notes due July 2023	$500	0.837%
0.950% notes due July 2025	500	1.127%
1.350% notes due July 2027	500	1.486%
1.650% notes due July 2030	500	1.767%
Total senior unsecured notes	2,000
Unamortized discount and debt issuance costs	(17)
Net carrying value senior unsecured notes	$1,983

Interest is payable semiannually on January 15 and July 15 of each year, beginning on January 15, 2021. The discount and debt issuance costs are amortized to interest expense over the term of the Notes under the effective interest method. As the first interest payment on the Notes is January 15, 2021, we paid no interest on the Notes during the twelve months ended July 31, 2020.
The Notes are senior unsecured obligations of Intuit and rank equally with all existing and future unsecured and unsubordinated indebtedness of Intuit and are redeemable by us at any time, subject to a make-whole premium. Upon the occurrence of change of control transactions that are accompanied by certain downgrades in the credit ratings of the Notes, we will be required to repurchase the Notes at a repurchase price equal to 101% of the aggregate outstanding principal plus any accrued and unpaid interest to but not including the date of repurchase. The indenture governing the Notes requires us to comply with certain covenants. For example, the Notes limit our ability to create certain liens and enter into sale and leaseback transactions. As of July 31, 2020 we were compliant with all covenants governing the Notes.

Secured Revolving Credit Facility
On February 19, 2019 a subsidiary of Intuit entered into a two-year $300 million secured revolving credit facility with a lender. The revolving credit facility is secured by cash and receivables of the subsidiary and is non-recourse to Intuit Inc. Advances under this secured revolving credit facility are used to fund a portion of our loans to qualified small businesses and accrue interest at LIBOR plus 2.39%. Unused portions of the credit facility accrue interest at a rate of 0.5%. On March 2, 2020, we amended the secured revolving credit facility to extend the commitment term from February 19, 2021 to February 19, 2022

Intuit Fiscal 2020 Form 10-K	79

Tables of Contents

and the final maturity date from August 19, 2021 to August 19, 2022. The agreement includes certain affirmative and negative covenants, including financial covenants that require the subsidiary to maintain specified financial ratios. As of July 31, 2020 we were compliant with all required covenants. At July 31, 2020, $48 million was outstanding under this facility, with a weighted-average interest rate of 5.74%, which includes the unused facility fee. The outstanding balance is secured by cash and receivables of the subsidiary totaling $144 million. Interest on the facility is payable monthly. We paid $3 million and $1 million for interest on the secured revolving credit facility during the twelve months ended July 31, 2020 and 2019.
Future principal payments for long-term debt at July 31, 2020 were as shown in the table below.

(In millions)
Fiscal year ending July 31,
2021	$—
2022	—
2023	548
2024	—
2025	500
Thereafter	1,000
Total commitments	$2,048

Other Long-Term Obligations

Other long-term obligations were as follows at the dates indicated:

	July 31,
(In millions)	2020	2019
Long-term income tax liabilities	$10	$89
Total deferred rent	—	47
Total dividend payable	12	11
Other	30	12
Total long-term obligations	52	159
Less current portion (included in other current liabilities)	(10)	(14)
Long-term obligations due after one year	$42	$145

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
Annual minimum commitments under purchase obligations at July 31, 2020 were as shown in the table below.

(In millions)	Purchase Obligations
Fiscal year ending July 31,
2021	$135
2022	49
2023	19
2024	—
2025	—
Thereafter	—
Total commitments	$203

Intuit Fiscal 2020 Form 10-K	80

Tables of Contents

9. Leases
We lease office facilities under non-cancellable operating lease arrangements. Our facility leases generally provide for periodic rent increases and may contain escalation clauses and renewal options. Our leases have remaining lease terms of up to 10 years, some of which include one or more options to extend the leases for up to 10 years per option, generally at rates to be determined in accordance with the agreements. Options to extend the lease are included in the lease liability if they are reasonably certain of being exercised. We do not have significant finance leases.
We sublease certain office facilities to third parties. These subleases have remaining lease terms of up to 5 years.
In March 2020, we entered into an agreement to terminate an office facility lease and related sublease, which were due to expire in 2025 and 2022, respectively. As a result, we reduced our operating lease right-of-use assets and lease liabilities by $61 million.
The components of lease expense were as follows:

Twelve Months Ended
(In millions)	July 31, 2020
Operating lease cost (1)	$69
Variable lease cost	13
Sublease income	(22)
Total net lease cost	$60

(1)	Includes short-term leases, which are not significant for the twelve months ended July 31, 2020.
Prior to the adoption of ASC 842, rent expense under operating leases, net of sublease income was $42 million and $38 million, respectively, for the twelve months ended July 31, 2019 and 2018. Sublease income was $24 million and $23 million, respectively, for the twelve months ended July 31, 2019 and 2018.
Supplemental cash flow information related to operating leases was as follows:

Twelve Months Ended
July 31, 2020
(In millions)
Cash paid for amounts included in the measurement of operating lease liabilities	$70

Right-of-use assets obtained in exchange for new operating lease liabilities (1)	$346

(1)	For the twelve months ended July 31, 2020, this includes $319 million for operating leases existing on August 1, 2019 and $27 million for operating leases that commenced during fiscal 2020.
Other information related to operating leases was as follows at the date indicated:

July 31, 2020
Weighted-average remaining lease term for operating leases (in years)	5.5
Weighted-average discount rate for operating leases	3.1%

Intuit Fiscal 2020 Form 10-K	81

Tables of Contents

Future minimum lease payments under non-cancellable operating leases as of July 31, 2020 were as follows:

(In millions)	Operating Leases (1)
Fiscal year ending July 31,
2021	$53
2022	57
2023	51
2024	49
2025	38
Thereafter	43
Total future minimum lease payments	291
Less imputed interest	(24)
Present value of lease liabilities	$267

(1)
Non-cancellable sublease proceeds for the fiscal years ending July 31, 2021, 2022, 2023, 2024, and 2025 of $15 million, $10 million, $2 million, $1 million, and $1 million, respectively, are not included in the table above.

Supplemental balance sheet information related to operating leases was as follows at the date indicated:

(In millions)	July 31, 2020

Operating lease right-of-use assets	$226

Other current liabilities	$46
Operating lease liabilities	221
Total operating lease liabilities	$267

As of July 31, 2020, we have additional operating leases of $72 million, primarily for office facilities, that have not yet commenced and therefore are not reflected on the consolidated balance sheet nor in the tables above. These operating leases will commence between fiscal year 2021 and fiscal year 2022 with lease terms of 3 to 11 years.

10. Income Taxes
The provision for income taxes consisted of the following for the periods indicated:

	Twelve Months Ended July 31,
(In millions)	2020	2019	2018
Current:
Federal	$372	$271	$197
State	79	67	38
Foreign	21	14	14
Total current	472	352	249
Deferred:
Federal	(47)	(23)	(14)
State	(47)	(4)	2
Foreign	(6)	(1)	—
Total deferred	(100)	(28)	(12)
Total provision for income taxes	$372	$324	$237

We recognized excess tax benefits on share-based compensation of $90 million, $120 million, and $100 million in the provision for income taxes for the twelve months ended July 31, 2020, 2019, and 2018, respectively.

Intuit Fiscal 2020 Form 10-K	82

Tables of Contents

The sources of income before the provision for income taxes consisted of the following for the periods indicated:

	Twelve Months Ended July 31,
(In millions)	2020	2019	2018
United States	$2,206	$1,826	$1,528
Foreign	(8)	55	38
Total	$2,198	$1,881	$1,566

Differences between income taxes calculated using the federal statutory income tax rate and the provision for income taxes were as follows for the periods indicated:

	Twelve Months Ended July 31,
(In millions)	2020	2019	2018
Income before income taxes	$2,198	$1,881	$1,566

U.S. federal statutory rate	21%	21%	26.9%

Statutory federal income tax	$462	$395	$420
State income tax, net of federal benefit	25	50	29
Federal research and experimentation credits	(54)	(48)	(38)
Domestic production activities deduction	—	—	(28)
Share-based compensation	22	15	11
Federal excess tax benefits related to share-based compensation	(79)	(106)	(94)
2017 Tax Act - Deferred tax re-measurement	—	—	(29)
Capital loss on subsidiary reorganization	—	—	(35)
Effects of non-U.S. operations	13	13	1
Other, net	(17)	5	—
Total provision for income taxes	$372	$324	$237

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
We recorded a benefit of $29 million for fiscal 2018 related to the re-measurement of deferred tax balances as a result of the 2017 Tax Act.
During fiscal year 2018, we completed a reorganization which resulted in a taxable liquidation of a subsidiary. The transaction gave rise to a capital loss which is available for carryback to prior years to offset capital gain income previously recognized. As a result, we recognized a tax benefit of $35 million during the fourth quarter of fiscal 2018.
The state income tax line in the table above includes excess tax benefits related to share-based compensation of $11 million, $14 million and $6 million for the twelve months ended July 31, 2020, 2019 and 2018, respectively.

Intuit Fiscal 2020 Form 10-K	83

Tables of Contents

Significant deferred tax assets and liabilities were as follows at the dates indicated:

	July 31,
(In millions)	2020	2019
Deferred tax assets:
Accruals and reserves not currently deductible	$23	$13
Operating lease liabilities	64	—
Accrued and deferred compensation	112	48
Loss and tax credit carryforwards	114	117
Intangible assets	26	—
Share-based compensation	44	47
Other, net	13	11
Total gross deferred tax assets	396	236
Valuation allowance	(132)	(107)
Total deferred tax assets	264	129
Deferred tax liabilities:
Deferred revenue	68	66
Operating lease right-of-use assets	55	—
Intangibles	45	71
Property and equipment	22	20
Other, net	11	8
Total deferred tax liabilities	201	165
Net deferred tax assets (liabilities)	$63	$(36)

The components of total net deferred tax liabilities, net of valuation allowances, as shown on our consolidated balance sheets were as follows at the dates indicated:

	July 31,
(In millions)	2020	2019
Long-term deferred income taxes	$65	$1
Long-term deferred income tax liabilities	(2)	(37)
Net deferred tax assets (liabilities)	$63	$(36)

We have provided a valuation allowance related to state research and experimentation tax credit carryforwards, foreign loss carryforwards, foreign intangible deferred tax assets and state operating and capital loss carryforwards that we believe are unlikely to be realized. Changes in the valuation allowance during the twelve months ended July 31, 2020 were primarily related to foreign intangible deferred tax assets, foreign loss carryforwards and state research and experimentation tax credit carryforwards. Changes in the valuation allowance during the twelve months ended July 31, 2019 were primarily related to an increase in the valuation allowance for state research and experimentation tax credit carryforwards.
At July 31, 2020, we had total federal net operating loss carryforwards of approximately $34 million that will start to expire in fiscal 2032. Utilization of the net operating losses is subject to annual limitation. The annual limitation may result in the expiration of net operating losses before utilization.
At July 31, 2020, we had total state net operating loss carryforwards of approximately $83 million for which we have recorded a deferred tax asset of $6 million and a valuation allowance of $4 million. The state net operating losses will start to expire in fiscal 2022. Utilization of the net operating losses is subject to annual limitation. The annual limitation may result in the expiration of net operating losses before utilization.
At July 31, 2020, we had Singapore operating loss carryforwards of approximately $61 million, Brazil operating loss carryforwards of approximately $51 million and United Kingdom operating loss carryforwards of approximately $57 million which have an indefinite carryforward period. We maintain a full valuation allowance with respect to operating losses in these jurisdictions, as there is not sufficient evidence of future sources of taxable income required to utilize such carryforwards.
At July 31, 2020, we had California research and experimentation credit carryforwards of approximately $110 million. We recorded a full valuation on the related deferred tax asset, as we believe it is more likely than not that these credits will not be utilized.

Intuit Fiscal 2020 Form 10-K	84

Tables of Contents

Unrecognized Tax Benefits
The aggregate changes in the balance of our gross unrecognized tax benefits were as follows for the periods indicated:

	Twelve Months Ended July 31,
(In millions)	2020	2019	2018
Gross unrecognized tax benefits, beginning balance	$120	$90	$61
Increases related to tax positions from prior fiscal years, including acquisitions	2	13	10
Decreases related to tax positions from prior fiscal years	(35)	—	(3)
Increases related to tax positions taken during current fiscal year	21	23	23
Settlements with tax authorities	(1)	(1)	(1)
Lapse of statute of limitations	(6)	(5)	—
Gross unrecognized tax benefits, ending balance	$101	$120	$90

The total amount of our unrecognized tax benefits at July 31, 2020 was $101 million. Net of related deferred tax assets, unrecognized tax benefits were $61 million at that date. If we were to recognize these net benefits, our income tax expense would reflect a favorable net impact of $61 million. We do not believe that it is reasonably possible that there will be a significant increase or decrease in unrecognized tax benefits over the next 12 months.
We file U.S. federal, U.S. state, and foreign tax returns. Our major tax jurisdictions are the U.S. federal jurisdiction and California. For U.S. federal and California state tax returns, we are no longer subject to tax examinations for years prior to fiscal 2016.
We recognize interest and penalties related to unrecognized tax benefits within the provision for income taxes. Amounts accrued at July 31, 2020 and July 31, 2019 for the payment of interest and penalties were not significant. The amounts of interest and penalties that we recognized during the twelve months ended July 31, 2020, 2019 and 2018 were also not significant.
We have offset a $59 million long-term income tax receivable against our long-term liability for uncertain tax positions at July 31, 2020. The long-term income tax receivable is primarily related to the government’s approval of a method of accounting change request for fiscal 2018.

11. Stockholders’ Equity

Stock Repurchase Programs
Intuit’s Board of Directors has authorized a series of common stock repurchase programs. Shares of common stock repurchased under these programs become treasury shares. Under these programs, we repurchased 1.2 million shares of our common stock for $318 million during the twelve months ended July 31, 2020. At July 31, 2020, we had authorization from our Board of Directors to expend up to an additional $2.4 billion for stock repurchases. In connection with our pending acquisition of Credit Karma, we have temporarily suspended share repurchases. Future stock repurchases under the current program are at the discretion of management, and authorization of future stock repurchase programs is subject to the final determination of our Board of Directors.
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

Intuit Fiscal 2020 Form 10-K	85

Tables of Contents

Dividends on Common Stock
During fiscal 2020 we declared cash dividends that totaled $2.12 per share of outstanding common stock or approximately $562 million. In August 2020 our Board of Directors declared a quarterly cash dividend of $0.59 per share of outstanding common stock payable on October 19, 2020 to stockholders of record at the close of business on October 12, 2020. Future declarations of dividends and the establishment of future record dates and payment dates are subject to the final determination of our Board of Directors.

Description of 2005 Equity Incentive Plan
Our stockholders initially approved our 2005 Equity Incentive Plan (2005 Plan) on December 9, 2004. On January 19, 2017 our stockholders approved an Amended and Restated 2005 Equity Incentive Plan (Restated 2005 Plan) that expires on January 19, 2027. Under the Restated 2005 Plan, we are permitted to grant incentive and non-qualified stock options, restricted stock awards, restricted stock units (RSUs), stock appreciation rights and stock bonus awards to our employees, non-employee directors, and consultants. The Compensation and Organizational Development Committee of our Board of Directors or its delegates determine who will receive grants, when those grants will be exercisable, their exercise price and other terms. We are permitted to issue up to 138.1 million shares under the Restated 2005 Plan. The plan provides a fungible share reserve. Each stock option granted on or after November 1, 2010 reduces the share reserve by one share and each restricted stock award or restricted stock unit granted reduces the share reserve by 2.3 shares. Stock options forfeited and returned to the pool of shares available for grant increase the pool by one share for each share forfeited. Restricted stock awards and RSUs forfeited and returned to the pool of shares available for grant increase the pool by 2.3 shares for each share forfeited. Shares withheld for income taxes upon vesting of RSUs that were granted on or after July 21, 2016 are also returned to the pool of shares available for grant. At July 31, 2020, there were approximately 18.0 million shares available for grant under this plan. Stock options granted under the 2005 Plan and the Restated 2005 Plan typically vest over three to four years based on continued service and have a seven year term. RSUs granted under those plans typically vest over three to four years based on continued service. Certain RSUs granted to senior management vest based on the achievement of pre-established performance or market goals.

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
Under the ESPP, employees purchased 449,999 shares of Intuit common stock during the twelve months ended July 31, 2020; 485,011 shares during the twelve months ended July 31, 2019; and 612,768 shares during the twelve months ended July 31, 2018. At July 31, 2020, there were 1,456,184 shares available for issuance under this plan.

Intuit Fiscal 2020 Form 10-K	86

Tables of Contents

Share-Based Compensation Expense
The following table summarizes the total share-based compensation expense that we recorded in operating income for the periods shown.

	Twelve Months Ended July 31,
(In millions except per share amounts)	2020	2019	2018
Cost of product revenue	$1	$1	$3
Cost of service and other revenue	59	57	40
Selling and marketing	116	103	101
Research and development	151	136	133
General and administrative	108	104	105
Total share-based compensation expense	435	401	382
Income tax benefit	(173)	(200)	(199)
Decrease in net income	$262	$201	$183

Decrease in net income per share:
Basic	$1.00	$0.77	$0.71
Diluted	$0.99	$0.76	$0.70

We capitalized $3 million, $4 million, and $3 million in share-based compensation related to internal use software projects during the twelve months ended July 31, 2020, 2019, and 2018.

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

Intuit Fiscal 2020 Form 10-K	87

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
We used the following assumptions to estimate the fair value of stock options granted and shares purchased under our Employee Stock Purchase Plan for the periods indicated:

	Twelve Months Ended July 31,
	2020	2019	2018
Assumptions for stock options:
Expected volatility (range)	32%	26% - 27%	25%
Weighted average expected volatility	32%	27%	25%
Risk-free interest rate (range)	0.20%	1.84% - 2.92%	2.84%
Expected dividend yield	0.70%	0.67% - 0.85%	0.72%

Assumptions for ESPP:
Expected volatility (range)	23% - 72%	21% - 33%	20% - 25%
Weighted average expected volatility	39%	26%	23%
Risk-free interest rate (range)	0.24% - 2.23%	1.94% - 2.44%	1.05% - 1.96%
Expected dividend yield	0.74% - 0.95%	0.73% - 0.95%	0.87% - 1.10%

Share-Based Awards Available for Grant

A summary of share-based awards available for grant under our 2005 Equity Incentive Plan for the fiscal periods indicated was as follows:

(Shares in thousands)	Shares Available for Grant
Balance at July 31, 2017	25,164
Restricted stock units granted (1)	(6,504)
Options granted	(455)
Share-based awards canceled/forfeited/expired (1)(2)	4,586
Balance at July 31, 2018	22,791
Restricted stock units granted (1)	(5,639)
Options granted	(487)
Share-based awards canceled/forfeited/expired (1)(2)	4,393
Balance at July 31, 2019	21,058
Restricted stock units granted (1)	(6,111)
Options granted	(382)
Share-based awards canceled/forfeited/expired (1)(2)	3,482
Balance at July 31, 2020	18,047

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

Intuit Fiscal 2020 Form 10-K	88

Tables of Contents

Restricted Stock Unit Activity and Related Share-Based Compensation Expense

A summary of restricted stock unit (RSU) activity for the periods indicated was as follows:

(Shares in thousands)	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at July 31, 2017	8,636	$98.76
Granted	2,828	185.53
Unregistered restricted stock granted in connection with acquisitions	75	163.00
Vested	(2,960)	105.71
Forfeited	(1,196)	88.59
Nonvested at July 31, 2018	7,383	131.50
Granted	2,452	245.40
Vested	(3,123)	129.31
Forfeited	(1,029)	107.40
Nonvested at July 31, 2019	5,683	186.22
Granted	2,657	271.80
Vested	(2,039)	180.40
Forfeited	(637)	154.91
Nonvested at July 31, 2020	5,664	$231.97

Additional information regarding our RSUs is shown in the table below.

	Twelve Months Ended July 31,
(In millions)	2020	2019	2018
Total fair market value of shares vested	$620	$676	$527

Share-based compensation for RSUs	$382	$351	$326

Total tax benefit related to RSU share-based compensation expense	$134	$141	$143

Cash tax benefits realized for tax deductions for RSUs	$139	$150	$142

At July 31, 2020, there was $1.2 billion of unrecognized compensation cost related to non-vested RSUs with a weighted average vesting period of 3.2 years. We will adjust unrecognized compensation cost for actual forfeitures as they occur.

Intuit Fiscal 2020 Form 10-K	89

Tables of Contents

Stock Option Activity and Related Share-Based Compensation Expense
A summary of stock option activity for the periods indicated was as follows:

	Options Outstanding
(Shares in thousands)	Number of Shares	Weighted Average Exercise Price Per Share
Balance at July 31, 2017	7,488	$104.50
Granted	455	216.64
Exercised	(2,416)	89.41
Canceled or expired	(373)	121.31
Balance at July 31, 2018	5,154	120.26
Granted	487	274.26
Exercised	(1,924)	102.49
Canceled or expired	(343)	138.59
Balance at July 31, 2019	3,374	150.75
Granted	382	303.94
Exercised	(993)	111.82
Canceled or expired	(82)	188.39
Balance at July 31, 2020	2,681	$185.83

Information regarding stock options outstanding as of July 31, 2020 is summarized below:

	Number of Shares (in thousands)	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value (in millions)
Options outstanding	2,681	4.39	$185.83	$323
Options exercisable	1,808	3.51	$141.76	$298

The aggregate intrinsic values at July 31, 2020 are calculated as the difference between the exercise price of the underlying options and the market price of our common stock for shares that were in-the-money at that date. In-the-money options at July 31, 2020 were options that had exercise prices that were lower than the $306.37 market price of our common stock at that date.
Additional information regarding our stock options and ESPP shares is shown in the table below.

	Twelve Months Ended July 31,
(In millions except per share amounts)	2020	2019	2018
Weighted average fair value of options granted (per share)	$74.85	$63.18	$50.77

Total grant date fair value of options vested	$28	$30	$38

Aggregate intrinsic value of options exercised	$159	$248	$188

Share-based compensation expense for stock options and ESPP	$53	$50	$56

Total tax benefit for stock option and ESPP share-based compensation	$39	$59	$56

Cash received from option exercises	$111	$197	$216

Cash tax benefits realized related to tax deductions for non-qualified option exercises and disqualifying dispositions under all share-based payment arrangements	$39	$58	$53

At July 31, 2020, there was approximately $57 million of unrecognized compensation cost related to non-vested stock options with a weighted average vesting period of 3.3 years. We will adjust unrecognized compensation cost for actual forfeitures as they occur.

Intuit Fiscal 2020 Form 10-K	90

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

	July 31,
(In millions)	2020	2019
Unrealized gain on available-for-sale debt securities	$6	$1
Foreign currency translation adjustments	(38)	(37)
Total accumulated other comprehensive loss	$(32)	$(36)

12. Benefit Plans

Non-Qualified Deferred Compensation Plan
Intuit’s Executive Deferred Compensation Plan provides that executives who meet minimum compensation requirements are eligible to defer up to 75% of their salaries and up to 75% of their bonuses. We have agreed to credit the participants’ contributions with earnings that reflect the performance of certain independent investment funds. We do not guarantee above-market interest on account balances. We may also make discretionary employer contributions to participant accounts in certain circumstances. The timing, amounts, and vesting schedules of employer contributions are at the sole discretion of the Compensation and Organizational Development Committee of our Board of Directors or its delegate. The benefits under this plan are unsecured and are general assets of Intuit. Participants are generally eligible to receive payment of their vested benefit at the end of their elected deferral period or after termination of their employment with Intuit for any reason or at a later date to comply with the restrictions of Section 409A of the Internal Revenue Code. Participants may elect to receive their payments in a lump sum or installments. Discretionary company contributions and the related earnings vest completely upon the participant’s disability, death, or a change in control of Intuit. We made no employer contributions to the plan for any period presented.
We had liabilities related to this plan of $123 million at July 31, 2020 and $108 million at July 31, 2019. We have matched the plan liabilities with similar-performing assets, which are primarily investments in life insurance contracts. These assets are recorded in other long-term assets while liabilities related to obligations are recorded in other current liabilities on our consolidated balance sheets.

401(k) Plan
In the United States, employees who participate in the Intuit Inc. 401(k) Plan may currently contribute up to 50% of pre-tax compensation, subject to Internal Revenue Service limitations and the terms and conditions of the plan. We match a portion of employee contributions, currently 125% up to six percent of salary, subject to Internal Revenue Service limitations. Matching contributions were $69 million for the twelve months ended July 31, 2020; $59 million for the twelve months ended July 31, 2019; and $50 million for the twelve months ended July 31, 2018.

13. Litigation

Beginning in May 2019, various legal proceedings were filed and certain regulatory inquiries were commenced in connection with our provision and marketing of free online tax preparation programs. We believe that the allegations contained within these legal proceedings are without merit. We intend to vigorously defend against the legal proceedings and cooperate in the inquiries. These proceedings include multiple putative class actions that were consolidated into a single putative class action in the Northern District of California in September 2019 and demands for arbitration that were filed beginning in October 2019.
To date, the legal and other fees we have incurred related to these proceedings and inquiries have not been material. The ongoing defense and any resolution or settlement of these proceedings and inquiries could involve significant costs to us. In view of the complexity and ongoing nature of these proceedings and inquiries, at this time we are unable to estimate a reasonably possible financial loss or range of financial loss that we may incur to resolve or settle these matters.

Intuit Fiscal 2020 Form 10-K	91

Tables of Contents

As of July 31, 2020, there are approximately 42,000 individual arbitration claims pending and we could incur significant arbitration and legal fees associated with the defense of these claims. In fiscal year 2020, we recorded approximately $14 million in arbitration fees related to these claims. The arbitration fees are accrued when invoiced or when the services are rendered. We are disputing the applicability and propriety of these fees. However, we could incur additional arbitration fees of approximately $120 million related to these claims in the future. These additional fees could be incurred beginning in fiscal 2021.
Intuit is subject to certain routine legal proceedings, including class action lawsuits, as well as demands, claims, government inquiries and threatened litigation, that arise in the normal course of our business, including assertions that we may be infringing patents or other intellectual property rights of others. Our failure to obtain necessary license or other rights, or litigation arising out of intellectual property claims could adversely affect our business. We currently believe that, in addition to any amounts accrued, the amount of potential losses, if any, for any pending claims of any type (either alone or combined) will not have a material impact on our consolidated financial statements. The ultimate outcome of any legal proceeding is uncertain and, regardless of outcome, legal proceedings can have an adverse impact on Intuit because of defense costs, negative publicity, diversion of management resources and other factors.

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

Small Business & Self-Employed: This segment serves small businesses and the self-employed around the world, and the accounting professionals who assist and advise them. Our offerings include QuickBooks financial and business management online services and desktop software, payroll solutions, merchant payment processing solutions, and financing for small businesses.
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

All of our segments operate primarily in the United States and sell primarily to customers in the United States. Total international net revenue was less than 5% of consolidated total net revenue for the twelve months ended July 31, 2020, 2019 and 2018.
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

Intuit Fiscal 2020 Form 10-K	92

Tables of Contents

The following table shows our financial results by reportable segment for the periods indicated.

	Twelve Months Ended July 31,
(In millions)	2020	2019	2018
Net revenue:
Small Business & Self-Employed	$4,050	$3,533	$3,061
Consumer	3,136	2,775	2,508
Strategic Partner	493	476	456
Total net revenue	$7,679	$6,784	$6,025

Operating income:
Small Business & Self-Employed	$1,911	$1,549	$1,326
Consumer	1,942	1,742	1,587
Strategic Partner	333	318	284
Total segment operating income	4,186	3,609	3,197
Unallocated corporate items:
Share-based compensation expense	(435)	(401)	(382)
Other common expenses	(1,547)	(1,328)	(1,234)
Amortization of acquired technology	(22)	(20)	(15)
Amortization of other acquired intangible assets	(6)	(6)	(6)
Total unallocated corporate items	(2,010)	(1,755)	(1,637)
Total operating income	$2,176	$1,854	$1,560

Revenue classified by significant product and service offerings was as follows:

	Twelve Months Ended July 31,
(In millions)	2020	2019	2018
Net revenue:
QuickBooks Online Accounting	$1,354	$980	$695
Online Services	828	683	511
Total Online Ecosystem	2,182	1,663	1,206
QuickBooks Desktop Accounting	755	732	716
Desktop Services and Supplies	1,113	1,138	1,139
Total Desktop Ecosystem	1,868	1,870	1,855
Small Business & Self-Employed	4,050	3,533	3,061
Consumer	3,136	2,775	2,508
Strategic Partner	493	476	456
Total net revenue	$7,679	$6,784	$6,025

Revenue from our QuickBooks Desktop packaged software products was $147 million, $167 million, and $166 million for the twelve months ended July 31, 2020, 2019, and 2018, respectively. These amounts are included in the QuickBooks Desktop Accounting revenue presented in the table above.

Intuit Fiscal 2020 Form 10-K	93

Tables of Contents

15. Selected Quarterly Financial Data (Unaudited)
The following tables contain selected quarterly financial data for the twelve months ended July 31, 2020 and July 31, 2019.

	Fiscal 2020 Quarter Ended
(In millions, except per share amounts)	October 31	January 31	April 30	July 31
Total net revenue	$1,165	$1,696	$3,002	$1,816
Cost of revenue	290	340	426	322
All other costs and expenses	865	1,086	1,163	1,011
Operating income	10	270	1,413	483
Net income	57	240	1,084	445

Basic net income per share	$0.22	$0.92	$4.15	$1.70

Diluted net income per share	$0.22	$0.91	$4.11	$1.68

	Fiscal 2019 Quarter Ended
(In millions, except per share amounts)	October 31	January 31	April 30	July 31
Total net revenue	$1,016	$1,502	$3,272	$994
Cost of revenue	247	285	354	281
All other costs and expenses	779	984	1,134	866
Operating income (loss)	(10)	233	1,784	(153)
Net income (loss)	34	189	1,378	(44)

Basic net income (loss) per share	$0.13	$0.73	$5.30	$(0.17)

Diluted net income (loss) per share	$0.13	$0.72	$5.22	$(0.17)

Intuit Fiscal 2020 Form 10-K	94

Tables of Contents

INTUIT INC. SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(In millions)	Beginning Balance	Additions Charged to Expense/ Revenue	Deductions	Ending Balance
Year ended July 31, 2020
Allowance for doubtful accounts	$3	$68	$(59)	$12
Reserve for returns and credits	24	170	(170)	24
Reserve for promotional discounts and rebates	11	73	(73)	11

Year ended July 31, 2019
Allowance for doubtful accounts	$5	$59	$(61)	$3
Reserve for returns and credits	17	190	(183)	24
Reserve for promotional discounts and rebates	10	92	(91)	11

Year ended July 31, 2018
Allowance for doubtful accounts	$46	$58	$(99)	$5
Reserve for returns and credits	14	167	(164)	17
Reserve for promotional discounts and rebates	19	99	(108)	10

Intuit Fiscal 2020 Form 10-K	95

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
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of July 31, 2020 based on the guidelines established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of this evaluation, our management has concluded that our internal control over financial reporting was effective as of July 31, 2020 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. We reviewed the results of management’s assessment with the Audit and Risk Committee of Intuit’s Board of Directors.
Ernst & Young LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of July 31, 2020. Their report is included in Item 8 of this Annual Report on Form 10-K.
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

ITEM 9B - OTHER INFORMATION
None.

Intuit Fiscal 2020 Form 10-K	96

Tables of Contents

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
We maintain a Code of Conduct and Ethics that applies to all employees, including all officers. We also maintain a Board of Directors Code of Ethics that applies to all members of our Board of Directors. Our Code of Conduct and Ethics and Board of Directors Code of Ethics incorporate guidelines designed to deter wrongdoing and to promote honest and ethical conduct and compliance with applicable laws and regulations. Our Code of Conduct and Ethics and Board of Directors Code of Ethics are published on our Investor Relations website at https://investors.intuit.com/corporate-governance/conduct-and-guidelines/default.aspx. We disclose amendments to certain provisions of our Code of Conduct and Ethics and Board of Directors Code of Ethics, or waivers of such provisions granted to executive officers and directors, on this website.
The other information required by this Item 10 regarding directors is incorporated by reference from the information contained in our Proxy Statement to be filed with the U.S. Securities and Exchange Commission in connection with the solicitation of proxies for our 2021 Annual Meeting of Stockholders (the “2021 Proxy Statement”) under the sections entitled “Proposal No. 1 - Election of Directors – Our Board Nominees,” “Corporate Governance,” and “Delinquent Section 16(a) Reports.” Certain information required by this Item 10 regarding executive officers is set forth in Item 1 of Part I of this Report under the heading “Information about our Executive Officers.”

ITEM 11 - EXECUTIVE COMPENSATION
The information required by this Item 11 is incorporated by reference from the information contained in our 2021 Proxy Statement under the sections entitled “Corporate Governance – Compensation Committee Interlocks and Insider Participation,” “Director Compensation,” “Equity Compensation Plan Information,” and “Executive Compensation Tables.”

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item 12 is incorporated by reference from the information contained in our 2021 Proxy Statement under the sections entitled “Stock Ownership Information” and “Executive Compensation Tables.”

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item 13 is incorporated by reference from the information contained in our 2021 Proxy Statement under the sections entitled “Corporate Governance – Director Independence” and “Transactions with Related Persons.”

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICE
The information required by this Item 14 is incorporated by reference from the information contained in our 2021 Proxy Statement under the section entitled “Proposal No. 3 – Ratification of Selection of Independent Registered Public Accounting Firm.”

Intuit Fiscal 2020 Form 10-K	97

Tables of Contents

PART IV

ITEM 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

1.	Financial Statements – See Index to Consolidated Financial Statements in Part II, Item 8.

2.	Financial Statement Schedules – See Index to Consolidated Financial Statements in Part II, Item 8.

3.	Exhibits

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference Form/File No.	Date

2.01	Agreement and Plan of Merger, dated February 24, 2020, by and among Intuit Inc., Halo Merger Sub I, Inc., Halo Merger Sub II, LLC, Credit Karma, Inc. and Shareholder Representative Services, LLC.		8-K	2/24/2020

3.01	Restated Intuit Certificate of Incorporation, dated as of January 19, 2000		10-Q	6/14/2000

3.02	Bylaws of Intuit, as amended and restated effective May 5, 2016		8-K	5/9/2016

4.01	Form of Specimen Certificate for Intuit’s Common Stock		10-K	9/15/2009

4.02	Description of Common Stock		10-K	8/30/2019

4.03	Indenture, dated as of June 29, 2020, between Intuit and U.S. Bank National Association, as trustee		8-K	6/29/2020

4.04	Form of 0.650% Senior Note due 2023		8-K	6/29/2020

4.05	Form of 0.950% Senior Note due 2025		8-K	6/29/2020

4.06	Form of 1.350% Senior Note due 2027		8-K	6/29/2020

4.07	Form of 1.650% Senior Note due 2030		8-K	6/29/2020

10.01+	Intuit Inc. Amended and Restated 2005 Equity Incentive Plan, as amended through January 19, 2017		S-8 333-215639	1/20/2017

10.02+	Intuit Inc. Amended and Restated 2005 Equity Incentive Plan, as amended through January 23, 2014		S-8 333-193551	1/24/2014

10.03+	Intuit Inc. Amended and Restated 2005 Equity Incentive Plan, as amended through July 24, 2012		8-K	7/27/2012

10.04+
Forms of Equity Grant Agreements: Executive Chair and EVP Service-Based Restricted Stock Unit; Executive Chair and EVP TSR Performance-Based Restricted Stock Unit; CEO Service-Based Restricted Stock Unit; CEO TSR Performance-Based Restricted Stock Unit
X

10.05+	Forms of Equity Grant Agreements: Executive Chair and EVP Restricted Stock Unit, and CEO Restricted Stock Unit		10-K	8/30/2019

10.06+	Form of Executive Chair Restricted Stock Unit Agreement - service-based vesting		10-Q	2/22/2019

Intuit Fiscal 2020 Form 10-K	98

Tables of Contents

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference Form/File No.	Date
10.07+
Forms of Equity Grant Agreements: EVP-SVP TSR Performance-Based Restricted Stock Unit, CEO TSR Performance-Based Restricted Stock Unit, EVP Time-Based Restricted Stock Unit, CEO Restricted Stock Unit, Stock Option - 4 year vest, Time-Based RSU - 4 year vest (focal), New Hire Time-Based Restricted Stock Unit - 4 year vest
			10-K	8/31/2018

10.08+
Forms of Equity Grant Agreements: Restricted Stock Unit, CEO TSR Performance-Based Restricted Stock Unit, CEO Restricted Stock Unit, Executive TSR Performance-Based Restricted Stock Unit, EVP Restricted Stock Unit, Restricted Stock Unit - MSPP Purchased, Restricted Stock Unit- MSPP Matching, Stock Option
			10-K	9/1/2017

10.09+
Forms of Equity Grant Agreements: CEO Restricted Stock Unit, CEO TSR Performance-Based Restricted Stock Unit, Executive Restricted Stock Unit, EVP/SVP TSR Performance-Based Restricted Stock Unit, Restricted Stock Unit, and Stock Option Agreement
			10-K	9/1/2016

10.10+	Form of CEO Restricted Stock Unit Agreement - time-based vesting (deferred release)		10-K	9/1/2015

10.11+	Form of CEO Restricted Stock Unit Agreement - performance-based - Total Shareholder Return Goals (deferred release)		10-K	9/1/2015

10.12+	Form of Amended and Restated 2005 Equity Incentive Plan Non-Qualified Stock Option Grant Agreement: New Hire, Promotion, Retention or Focal Grant		10-K	9/13/2013

10.13+	Form of Restricted Stock Unit Agreement (service-based vesting)		10-K	9/13/2012

10.14+	Form of Restricted Stock Unit Agreement (executive vesting)		10-K	9/13/2012

10.15+	Form of Executive Promotion/New Hire Stock Option Agreement		10-K	9/12/2008

10.16+	Description of Non-Employee Director Compensation, approved October 31, 2018 and effective January 17, 2019		10-Q	11/20/2018

10.17+	Description of Non-Employee Director Compensation, approved October 19, 2017 and effective January 18, 2018		10-Q	11/20/2017

10.18+	Non-employee Director Compensation Program, effective January 21, 2016		10-Q	2/25/2016

10.19+	Forms of Non-employee Director Restricted Stock Unit Agreements		10-Q	11/20/2017

10.20+	Form of Director Restricted Stock Units Initial Grant Agreements		10-Q	3/1/2013

10.21+	Form of Director Restricted Stock Units Initial Grant Agreement for Mid-Year Directors		10-Q	3/1/2013

10.22+	Form of Director Restricted Stock Units Succeeding Grant Agreement		10-Q	3/1/2013

10.23+	Form of Director Restricted Stock Units Succeeding Grant Agreement for Mid-Year Directors		10-Q	3/1/2013

10.24+	Form of Director Restricted Stock Units Conversion Grant Agreement		10-Q	3/1/2013

10.25+	Fourth Amended and Restated Management Stock Purchase Program, updated as of October 30, 2018		10-Q	2/22/2019

10.26+	Third Amended and Restated Management Stock Purchase Program		10-Q	5/24/2016

Intuit Fiscal 2020 Form 10-K	99

Tables of Contents

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference Form/File No.	Date

10.27+	Form of Restricted Stock Unit Grant Agreement for MSPP Purchased Award		10-K	9/13/2012

10.28+	Form of Restricted Stock Unit Grant Agreement for MSPP Matching Award		10-K	9/13/2012

10.29+	Form of Intuit Inc. Stock Option Assumption Agreement		S-8	8/5/2009

10.30+	Intuit Executive Relocation Policy		10-K	8/31/2018

10.31+	Intuit Inc. Non-qualified Deferred Compensation Plan, effective January 1, 2009		10-Q	11/20/2017

10.32+	Intuit Inc. 2005 Executive Deferred Compensation Plan, effective January 1, 2005		10-Q	12/10/2004

10.33+	Intuit Executive Deferred Compensation Plan, effective March 15, 2002		10-Q	5/31/2002

10.34+	Intuit Inc. Performance Incentive Plan for Fiscal Year 2018		10-K	9/1/2017

10.35+	Intuit Inc. Senior Executive Incentive Plan, effective August 1, 2018		10-K	8/31/2018

10.36+	Form of Indemnification Agreement entered into by Intuit with each of its directors and certain officers		10-Q	2/23/2017

10.37+	Executive Chairman Compensation Terms, effective January 1, 2019		10-K	8/30/2019

10.38+	Amendment dated December 1, 2008 to Letter Regarding Terms of Employment by and between Intuit Inc. and Brad D. Smith dated October 1, 2007		10-Q	12/4/2008

10.39+	Letter Regarding Terms of Employment by and between Intuit Inc. and Brad D. Smith, dated October 1, 2007		8-K	10/5/2007

10.40+	Letter regarding Terms of Employment by and between Intuit Inc. and Michelle Clatterbuck dated January 19, 2018		8-K	1/23/2018

10.41+	Letter Regarding Terms of Employment by and between Intuit Inc. and Sasan Goodarzi, dated November 15, 2018		10-Q	11/20/2018

10.42+	Letter regarding Terms of Employment by and between Intuit Inc. and Gregory N. Johnson dated August 1, 2018		10-K	8/30/2019

10.43+	Employment memo dated November 7, 2018 to J. Alexander Chriss dated November 7, 2018 and effective January 1, 2019.		10-K	8/30/2019

10.44+	Employment memo dated November 7, 2018 to Marianna Tessel and effective January 1, 2019	X

10.45
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
			10-K	8/30/2019

10.46	Addendum to the Eighth Memorandum of Understanding on Service Standards and Disputes between the Internal Revenue Service and Free File, Inc.		10-Q	2/24/2020

Intuit Fiscal 2020 Form 10-K	100

Tables of Contents

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference Form/File No.	Date
10.47	Free On-Line Electronic Tax Filing Agreement Amendment, effective as of October 31, 2018, between the Internal Revenue Service and Free File Inc.		10-Q	11/20/2018

10.48	Free On-Line Electronic Tax Filing Agreement Amendment, effective as of October 30, 2005 between the Internal Revenue Service and the Free File Alliance, LLC		10-Q	12/5/2005

10.49	Free On-Line Electronic Tax Filing Agreement Amendment dated November 5, 2009 between the Internal Revenue Service and the Free File Alliance, LLC		10-Q	12/4/2009

10.50	Free On-Line Electronic Tax Filing Agreement Amendment, effective as of October 30, 2014, between the Internal Revenue Service and Free File, Inc.		10-K	9/12/2014

10.51	Eighth Memorandum of Understanding on Service Standards and Disputes between the Internal Revenue Service and Free File Inc.		10-Q	11/20/2018

10.52#	Master Services Agreement between Intuit and Arvato Services, Inc., dated May 28, 2003		10-K	9/19/2003

10.53	Second Amendment to Master Service Agreement between Intuit and Arvato Services, Inc., effective May 29, 2007		10-K	9/14/2007

10.54#	Amendment 3 to Master Services Agreement between Intuit and Arvato Services, Inc., effective April 1, 2008		10-Q	5/30/2008

10.55#	Amendment 5 to the Master Services Agreement between Intuit and Arvato Digital Services LLC effective August 19, 2010		10-Q	12/6/2010

10.56	Amended and Restated Amendment Seven to the Master Service Agreement by and between Intuit and Arvato Digital Services effective September 1, 2013		10-Q	11/22/2013

10.57	Amendment 8 to the Master Services Agreement between Intuit and Arvato Digital Services LLC effective August 1, 2014		10-K	9/12/2014

10.58	Lease Agreement dated as of July 31, 2003 between Intuit and Charleston Properties for 2475, 2500, 2525, 2535 and 2550 Garcia Avenue, Mountain View, CA		10-K	9/19/2003

10.59	Lease Agreement dated as of July 31, 2003 between Intuit and Charleston Properties for 2650, 2675, 2700 and 2750 Coast Avenue and 2600 Casey Avenue, Mountain View, California		10-K	9/19/2003

10.60	Second Amendment to Lease Agreement Phase 1, effective January 1, 2011, between Intuit Inc. and Charleston Properties		10-Q	3/1/2011

10.61	Third Amendment to Lease Agreement Phase 2, effective January 1, 2011, between Intuit Inc. and Charleston Properties		10-Q	3/1/2011

21.01	List of Intuit’s Subsidiaries	X

23.01	Consent of Independent Registered Public Accounting Firm	X

24.01	Power of Attorney (see signature page)	X

31.01	Certification of Chief Executive Officer	X

31.02	Certification of Chief Financial Officer	X

Intuit Fiscal 2020 Form 10-K	101

Tables of Contents

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference Form/File No.	Date
32.01*	Section 1350 Certification (Chief Executive Officer)	X

32.02*	Section 1350 Certification (Chief Financial Officer)	X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X

101.SCH	XBRL Taxonomy Extension Schema	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X
______________________

+	Indicates a management contract or compensatory plan or arrangement.
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

ITEM 16 - FORM 10-K SUMMARY

None.

Intuit Fiscal 2020 Form 10-K	102

Tables of Contents

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

INTUIT INC.
Dated:	August 31, 2020	By:	/s/ MICHELLE M. CLATTERBUCK
Michelle M. Clatterbuck
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Intuit Fiscal 2020 Form 10-K	103

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

Name	Title	Date
Principal Executive Officer:
/s/ SASAN K. GOODARZI	President, Chief Executive Officer and Director	August 31, 2020
Sasan K. Goodarzi

Principal Financial Officer:
/s/ MICHELLE M. CLATTERBUCK	Executive Vice President and Chief Financial Officer	August 31, 2020
Michelle M. Clatterbuck

Principal Accounting Officer:
/s/ MARK J. FLOURNOY	Senior Vice President and Chief Accounting Officer	August 31, 2020
Mark J. Flournoy

Additional Directors:
/s/ EVE BURTON	Director	August 31, 2020
Eve Burton

/s/ SCOTT D. COOK	Director	August 31, 2020
Scott D. Cook

/s/ RICHARD DALZELL	Director	August 31, 2020
Richard Dalzell

/s/ DEBORAH LIU	Director	August 31, 2020
Deborah Liu

/s/ SUZANNE NORA JOHNSON	Director	August 31, 2020
Suzanne Nora Johnson

/s/ DENNIS D. POWELL	Director	August 31, 2020
Dennis D. Powell

/s/ BRAD D. SMITH	Chairman of the Board of Directors	August 31, 2020
Brad D. Smith

/s/ THOMAS SZKUTAK	Director	August 31, 2020
Thomas Szkutak

/s/ RAUL VAZQUEZ	Director	August 31, 2020
Raul Vazquez

/s/ JEFF WEINER	Director	August 31, 2020
Jeff Weiner

Intuit Fiscal 2020 Form 10-K	104