Form 10-Q
period 2020-10-31
INTUIT INC
filed 2020-11-19
CIK 896878

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended October 31, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 262,740,511 shares of Common Stock, $0.01 par value, were outstanding at November 13, 2020.

INTUIT INC. FORM 10-Q INDEX
Intuit, the Intuit logo, QuickBooks, TurboTax, Mint, Lacerte, ProSeries, and Intuit ProConnect, among others, are registered trademarks and/or registered service marks of Intuit Inc., or one of its subsidiaries, in the United States and other countries. Other parties’ marks are the property of their respective owners.

Intuit Q1 Fiscal 2021 Form 10-Q	2

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. These risks and uncertainties may be amplified by the coronavirus (“COVID-19”) pandemic, which has caused significant global economic instability and uncertainty. The extent to which the COVID-19 pandemic impacts Intuit’s business, operations, financial results, and financial condition, including the duration and magnitude of such effects, will depend on numerous evolving factors, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the pandemic, its severity, the actions to contain the virus or respond to its impact, and how quickly and to what extent normal economic and operating conditions can resume. Please also see the section entitled "Risk Factors" in Item 1A of Part II of this Report for important information to consider when evaluating these statements. All statements in this report, other than statements that are purely historical, are forward-looking statements. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “forecast,” “estimate,” “seek,” and similar expressions also identify forward-looking statements. In this report, forward-looking statements include, without limitation, the following:
•our expectations and beliefs regarding future conduct and growth of the business;
•statements regarding the impact of the COVID-19 pandemic on our business;
•our beliefs and expectations regarding seasonality, competition and other trends that affect our business;
•our expectation that we will continue to invest significant resources in our product development, marketing and sales capabilities;
•our expectation that we will continue to invest significant management attention and resources in our information technology infrastructure and in our privacy and security capabilities;
•our expectation that we will work with the broader industry and government to protect our customers from fraud;
•our expectation that we will generate significant cash from operations;
•our expectation that total service and other revenue as a percentage of our total revenue will continue to grow;
•our expectations regarding the development of future products, services, business models and technology platforms and our research and development efforts;
•our assumptions underlying our critical accounting policies and estimates, including our judgments and estimates regarding revenue recognition; stock volatility and other assumptions used to estimate the fair value of share-based compensation; the fair value of goodwill; and expected future amortization of acquired intangible assets;
•our intention not to sell our investments and our belief that it is more likely than not that we will not be required to sell them before recovery at par;
•our belief that the investments we hold are not other-than-temporarily impaired;
•our belief that we take prudent measures to mitigate investment related risks;
•our belief that our exposure to currency exchange fluctuation risk will not be significant in the future;
•our assessments and estimates that determine our effective tax rate;
•our belief that it is not reasonably possible that there will be a significant increase or decrease in our unrecognized tax benefits over the next 12 months;
•our belief that our cash and cash equivalents, investments and cash generated from operations will be sufficient to meet our seasonal working capital needs, capital expenditure requirements, contractual obligations (including the pending acquisition of Credit Karma, Inc. ("Credit Karma")), debt service requirements and other liquidity requirements associated with our operations for at least the next 12 months;
•our expectation that we will return excess cash generated by operations to our stockholders through repurchases of our common stock and the payment of cash dividends, after taking into account our operating and strategic cash needs;
•our judgments and assumptions relating to our loan portfolio;
•our belief that the credit facilities will be available to us should we choose to borrow under them;
•our assessments and beliefs regarding the future developments and outcomes of pending legal proceedings and inquiries by regulatory authorities, the liability, if any, that Intuit may incur as a result of those proceedings and inquiries, and the impact of any potential losses or expenses associated with such proceedings or inquiries on our financial statements; and
•our expectations and beliefs regarding the pending acquisition of Credit Karma.
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

Intuit Q1 Fiscal 2021 Form 10-Q	3

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

INTUIT INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended
(In millions, except per share amounts)	October 31, 2020	October 31, 2019
Net revenue:
Product	$367	$353
Service and other	956	812
Total net revenue	1,323	1,165
Costs and expenses:
Cost of revenue:
Cost of product revenue	15	17
Cost of service and other revenue	234	267
Amortization of acquired technology	7	6
Selling and marketing	362	383
Research and development	325	334
General and administrative	169	146
Amortization of other acquired intangible assets	2	2
Total costs and expenses	1,114	1,155
Operating income	209	10
Interest expense	(8)	(2)
Interest and other income, net	9	14
Income before income taxes	210	22
Income tax provision (benefit)	12	(35)
Net income	$198	$57

Basic net income per share	$0.75	$0.22
Shares used in basic per share calculations	263	261

Diluted net income per share	$0.75	$0.22
Shares used in diluted per share calculations	265	264

Cash dividends declared per common share	$0.59	$0.53
See accompanying notes.

Intuit Q1 Fiscal 2021 Form 10-Q	4

INTUIT INC. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended
(In millions)	October 31, 2020	October 31, 2019

Net income	$198	$57
Other comprehensive income (loss), net of income taxes:
Unrealized gain (loss) on available-for-sale debt securities	(1)	1
Foreign currency translation loss	(2)	—
Total other comprehensive income (loss), net	(3)	1
Comprehensive income	$195	$58
See accompanying notes.

Intuit Q1 Fiscal 2021 Form 10-Q	5

INTUIT INC. CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(In millions)	October 31, 2020	July 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$5,174	$6,442
Investments	619	608
Accounts receivable, net	99	149
Income taxes receivable	29	12
Prepaid expenses and other current assets	246	314
Current assets before funds held for customers	6,167	7,525
Funds held for customers	484	455
Total current assets	6,651	7,980
Long-term investments	28	19
Property and equipment, net	743	734
Operating lease right-of-use assets	232	226
Goodwill	1,697	1,654
Acquired intangible assets, net	63	28
Long-term deferred income taxes	60	65
Other assets	233	225
Total assets	$9,707	$10,931

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$325	$1,338
Accounts payable	256	305
Accrued compensation and related liabilities	233	482
Deferred revenue	574	652
Other current liabilities	280	297
Current liabilities before customer fund deposits	1,668	3,074
Customer fund deposits	484	455
Total current liabilities	2,152	3,529
Long-term debt	2,032	2,031
Operating lease liabilities	228	221
Other long-term obligations	50	44
Total liabilities	4,462	5,825
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock and additional paid-in capital	6,283	6,182
Treasury stock, at cost	(11,929)	(11,929)
Accumulated other comprehensive loss	(35)	(32)
Retained earnings	10,926	10,885
Total stockholders’ equity	5,245	5,106
Total liabilities and stockholders’ equity	$9,707	$10,931
See accompanying notes

Intuit Q1 Fiscal 2021 Form 10-Q	6

INTUIT INC. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)

	Three Months Ended October 31, 2020
(In millions, except shares in thousands)	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
Balance at July 31, 2020	261,740	$6,182	$(11,929)	$(32)	$10,885	$5,106
Comprehensive income	—	—	—	(3)	198	195
Issuance of stock under employee stock plans, net of shares withheld for employee taxes	967	(11)		—	—	(11)
Stock repurchases under stock repurchase programs	—	—	—	—	—	—
Dividends and dividend rights declared ($0.59 per share)	—	—	—	—	(157)	(157)
Share-based compensation expense	—	112	—	—	—	112
Balance at October 31, 2020	262,707	$6,283	$(11,929)	$(35)	$10,926	$5,245

	Three Months Ended October 31, 2019
(In millions, except shares in thousands)	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
Balance at July 31, 2019	260,180	$5,775	$(11,611)	$(36)	$9,621	$3,749
Comprehensive income	—	—	—	1	57	58
Issuance of stock under employee stock plans, net of shares withheld for employee taxes	690	(6)		—	—	(6)
Stock repurchases under stock repurchase programs	(515)	—	(139)	—	—	(139)
Dividends and dividend rights declared ($0.53 per share)	—	—	—	—	(141)	(141)
Share-based compensation expense	—	112	—	—	—	112
Balance at October 31, 2019	260,355	$5,881	$(11,750)	$(35)	$9,537	$3,633

See accompanying notes.

Intuit Q1 Fiscal 2021 Form 10-Q	7

INTUIT INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended
(In millions)	October 31, 2020	October 31, 2019
Cash flows from operating activities:
Net income	$198	$57
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	37	49
Amortization of acquired intangible assets	9	8
Non-cash operating lease cost	13	16
Share-based compensation expense	111	111
Deferred income taxes	17	(18)
Other	(16)	4
Total adjustments	171	170
Originations of loans held for sale	(43)	—
Sale and principal payments of loans held for sale	147	—
Changes in operating assets and liabilities:
Accounts receivable	47	(16)
Income taxes receivable	(17)	(22)
Prepaid expenses and other assets	(38)	(63)
Accounts payable	(58)	(5)
Accrued compensation and related liabilities	(248)	(180)
Deferred revenue	(85)	(68)
Operating lease liabilities	(12)	(14)
Other liabilities	(17)	14
Total changes in operating assets and liabilities	(428)	(354)
Net cash provided by (used in) operating activities	45	(127)
Cash flows from investing activities:
Purchases of corporate and customer fund investments	(198)	(207)
Sales of corporate and customer fund investments	30	53
Maturities of corporate and customer fund investments	156	156
Purchases of property and equipment	(38)	(38)
Acquisitions of businesses, net of cash acquired	(85)	—
Originations of term loans to small businesses	(11)	(81)
Principal repayments of term loans from small businesses	29	79
Other	(13)	(19)
Net cash used in investing activities	(130)	(57)
Cash flows from financing activities:
Repayments on borrowings under unsecured revolving credit facility	(1,000)	—
Repayment of debt	(13)	(13)
Proceeds from issuance of stock under employee stock plans	88	63
Payments for employee taxes withheld upon vesting of restricted stock units	(99)	(71)
Cash paid for purchases of treasury stock	—	(140)
Dividends and dividend rights paid	(158)	(141)
Net change in customer fund deposits	29	(23)
Net cash used in financing activities	(1,153)	(325)
Effect of exchange rates on cash, cash equivalents, restricted cash, and restricted cash equivalents	(1)	—

Intuit Q1 Fiscal 2021 Form 10-Q	8

Net decrease in cash, cash equivalents, restricted cash, and restricted cash equivalents	(1,239)	(509)
Cash, cash equivalents, restricted cash, and restricted cash equivalents at beginning of period	6,697	2,352
Cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period	$5,458	$1,843

Reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents reported within the condensed consolidated balance sheets to the total amounts reported on the condensed consolidated statements of cash flows
Cash and cash equivalents	$5,174	$1,630
Restricted cash and restricted cash equivalents included in funds held for customers	284	213
Total cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period	$5,458	$1,843
See accompanying notes.

Intuit Q1 Fiscal 2021 Form 10-Q	9

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

Basis of Presentation
These condensed consolidated financial statements include the financial statements of Intuit and its wholly owned subsidiaries. We have eliminated all significant intercompany balances and transactions in consolidation. We have included all adjustments, consisting only of normal recurring items, which we considered necessary for a fair presentation of our financial results for the interim periods presented. We have reclassified certain amounts previously reported in our financial statements to conform to the current presentation, including amounts related to reportable segments. In August 2020, we reorganized certain technology and customer success functions that support and benefit our overall platform. Additionally, certain legal, facility and employee service costs are now managed at the corporate level. As a result, these costs are no longer included in segment operating income and are now included in other common expenses. For the three months ended October 31, 2019, we reclassified $43 million from Small Business & Self-Employed, $25 million from Consumer, and $3 million from ProConnect to other common expenses. In August 2020, we also renamed our Strategic Partner segment as the ProConnect segment. This segment continues to serve professional accountants. See Note 11, "Segment Information," for more information.
These unaudited condensed consolidated financial statements and accompanying notes should be read together with the audited consolidated financial statements in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2020. Results for the three months ended October 31, 2020 do not necessarily indicate the results we expect for the fiscal year ending July 31, 2021 or any other future period.

Seasonality
Our Consumer and ProConnect offerings have a significant and distinct seasonal pattern as sales and revenue from our income tax preparation products and services are heavily concentrated in the period from November through April. This seasonal pattern results in higher net revenues during our second and third quarters ending January 31 and April 30, respectively. During fiscal 2020, as a relief measure in response to the COVID-19 pandemic, the Internal Revenue Service extended the filing deadline for the 2019 tax year from April 15, 2020 to July 15, 2020. Additionally, all states with a personal income tax also extended their due dates, predominantly to July. As a result, there was a shift in sales and revenue from our third fiscal quarter to our fourth fiscal quarter during fiscal 2020.

Significant Accounting Policies
We describe our significant accounting policies in Note 1 to the financial statements in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2020. There have been no changes to our significant accounting policies during the first three months of fiscal 2021, other than the adoption of accounting pronouncements as described below in "Accounting Standards Recently Adopted."

Intuit Q1 Fiscal 2021 Form 10-Q	10

Use of Estimates
In preparing our condensed consolidated financial statements in accordance with U.S. generally accepted accounting principles (GAAP), we make certain judgments, estimates, and assumptions that affect the amounts reported in our financial statements and the disclosures made in the accompanying notes. For example, we use judgments and estimates in determining how revenue should be recognized. These judgments and estimates include identifying performance obligations, determining if the performance obligations are distinct, determining the standalone sales price (SSP) and timing of revenue recognition for each distinct performance obligation, and estimating variable consideration to be included in the transaction price. We use estimates in determining the collectibility of accounts receivable and notes receivable, the appropriate levels of various accruals including accruals for litigation contingencies, the discount rate used to calculate lease liabilities, the amount of our worldwide tax provision, the realizability of deferred tax assets, and the credit losses of available-for-sale debt securities. We also use estimates in determining the remaining economic lives and fair values of acquired intangible assets, property and equipment, and other long-lived assets. In addition, we use assumptions to estimate the fair value of reporting units and share-based compensation. Despite our intention to establish accurate estimates and use reasonable assumptions, actual results may differ from our estimates. Additionally, in the context of the ongoing global COVID-19 pandemic, while there has been no material impact on our estimates to date, in future periods, facts and circumstances could change and impact our estimates.

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

Intuit Q1 Fiscal 2021 Form 10-Q	11

The following table presents the composition of shares used in the computation of basic and diluted net income per share for the periods indicated.

	Three Months Ended
(In millions, except per share amounts)	October 31, 2020	October 31, 2019
Numerator:
Net income	$198	$57

Denominator:
Shares used in basic per share amounts:
Weighted average common shares outstanding	263	261

Shares used in diluted per share amounts:
Weighted average common shares outstanding	263	261
Dilutive common equivalent shares from stock options
and restricted stock awards	2	3
Dilutive weighted average common shares outstanding	265	264

Basic and diluted net income per share:
Basic net income per share	$0.75	$0.22

Diluted net income per share	$0.75	$0.22

Shares excluded from diluted net income per share:
Weighted average stock options and restricted stock units that have been excluded from dilutive common equivalent shares outstanding due to their anti-dilutive effect	1	—

Deferred Revenue
Generally, we receive payment at the time we enter into a contract with a customer. We record deferred revenue when we have entered into a contract with a customer and cash payments are received or due prior to transfer of control or satisfaction of the related performance obligation. During the three months ended October 31, 2020, we recognized revenue of $399 million that was included in deferred revenue at July 31, 2020. During the three months ended October 31, 2019, we recognized revenue of $355 million that was included in deferred revenue at July 31, 2019.
Our performance obligations are generally satisfied within 12 months of the initial contract date. As of October 31, 2020 and July 31, 2020, the deferred revenue balance related to performance obligations that will be satisfied after 12 months was $9 million and $13 million, respectively, and is included in other long-term obligations on our condensed consolidated balance sheets.

Notes Receivable and Allowances for Loan Losses
Notes receivable held for investment consist of term loans to small businesses and are included in prepaid expenses and other current assets on our condensed consolidated balance sheets. As of October 31, 2020 and July 31, 2020, the notes receivable balance was $26 million and $40 million, respectively, and the allowances for loan losses were not material. The term loans are not secured and are recorded at amortized cost, net of allowances for loan losses. We maintain an allowance for loan losses to reserve for potentially uncollectible notes receivable. We evaluate the creditworthiness of our loan portfolio on a pooled basis due to its composition of small, homogeneous loans with similar general credit risk and characteristics and apply a loss rate at the time of loan origination. The loss rate and underlying model are updated periodically to reflect actual loan performance and changes in assumptions. We make judgments about the known and inherent risks in the loan portfolio, adverse situations that may affect borrowers’ ability to repay and current economic conditions. When we determine that amounts are uncollectible, we write them off against the allowance.
Paycheck Protection Program - In April 2020, Intuit was approved as a non-bank Small Business Administration lender for the Paycheck Protection Program (PPP). The PPP was authorized under the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) to provide small businesses loans to pay payroll and group health costs, salaries and commissions, mortgage and rent payments, utilities, and interest on other debt which is designed to provide assistance to small businesses during the COVID-19 pandemic. Lending under the program expired on August 8, 2020. All of the loans held for sale under this program have been sold. When loans under this program do not qualify to be sold, they are held for investment. As of October 31, 2020 and July 31, 2020, PPP loans held for investment were not material and are included in prepaid expenses and other current assets and other assets on our condensed consolidated balance sheets.

Intuit Q1 Fiscal 2021 Form 10-Q	12

Concentration of Credit Risk and Significant Customers
No customer accounted for 10% or more of total net revenue in the three months ended October 31, 2020 or October 31, 2019. No customer accounted for 10% or more of gross accounts receivable at October 31, 2020 or July 31, 2020.

Accounting Standards Recently Adopted
Internal-Use Software - In August 2018 the FASB issued Accounting Standards Update (ASU) 2018-15, “Intangibles—Goodwill and Other (Topic 350): Internal-Use Software.” This standard aligns the requirements for capitalizing implementation costs incurred in a cloud computing arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. We adopted this standard in the first quarter of our fiscal year beginning August 1, 2020 on a prospective basis. The adoption did not have a material impact on our condensed consolidated financial statements.
Goodwill Impairment - In January 2017 the FASB issued ASU 2017-04, “Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” This standard eliminates Step 2 from the goodwill impairment test. Instead, an entity should compare the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value, not to exceed the total amount of goodwill allocated to the reporting unit. We adopted this standard in the first quarter of our fiscal year beginning August 1, 2020 on a prospective basis and will apply the guidance during our annual goodwill impairment test for the year ending July 31, 2021. The adoption did not have a material impact on our condensed consolidated financial statements.
Financial Instruments - In June 2016 the FASB issued ASU 2016-13, “Financial Instruments—Credit Losses (Topic 326).” This standard requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. We adopted this standard in the first quarter of our fiscal year beginning August 1, 2020. The adoption did not have a material impact on our condensed consolidated financial statements.

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
The authoritative guidance establishes a fair value hierarchy that is based on the extent and level of judgment used to estimate the fair value of assets and liabilities. In general, the authoritative guidance requires us to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. An asset or liability’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the measurement of its fair value. The three levels of input defined by the authoritative guidance are as follows:
•Level 1 uses unadjusted quoted prices that are available in active markets for identical assets or liabilities.
•Level 2 uses inputs other than quoted prices included in Level 1 that are either directly or indirectly observable through correlation with market data. These include quoted prices in active markets for similar assets or liabilities; quoted prices for identical or similar assets or liabilities in markets that are not active; and inputs to valuation models or other pricing methodologies that do not require significant judgment because the inputs used in the model, such as interest rates and volatility, can be corroborated by readily observable market data for substantially the full term of the assets or liabilities.
•Level 3 uses one or more unobservable inputs that are supported by little or no market activity and that are significant to the determination of fair value. Level 3 assets and liabilities include those whose fair values are determined using pricing models, discounted cash flow methodologies or similar valuation techniques and significant management judgment or estimation.

Intuit Q1 Fiscal 2021 Form 10-Q	13

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table summarizes financial assets and financial liabilities that we measured at fair value on a recurring basis at the dates indicated, classified in accordance with the fair value hierarchy described above.

	October 31, 2020			July 31, 2020
(In millions)	Level 1	Level 2	Total Fair Value	Level 1	Level 2	Total Fair Value
Assets:
Cash equivalents, primarily money market funds and time deposits	$4,016	$—	$4,016	$5,765	$—	$5,765
Available-for-sale debt securities:
Municipal bonds	—	17	17	—	9	9
Corporate notes	—	747	747	—	752	752
U.S. agency securities	—	55	55	—	47	47
Total available-for-sale debt securities	—	819	819	—	808	808
Total assets measured at fair value on a recurring basis	$4,016	$819	$4,835	$5,765	$808	$6,573
Liabilities:
Senior unsecured notes(1)	$—	$2,013	$2,013	$—	$2,042	$2,042
(1) Carrying value on our balance sheets at each October 31, 2020 and July 31, 2020 was $1.98 billion. See Note 6 “Long-Term Obligations and Commitments” for more information.

The following table summarizes our cash equivalents and available-for-sale debt securities by balance sheet classification and level in the fair value hierarchy at the dates indicated.

	October 31, 2020			July 31, 2020
(In millions)	Level 1	Level 2	Total Fair Value	Level 1	Level 2	Total Fair Value
Cash equivalents:
In cash and cash equivalents	$4,016	$—	$4,016	$5,765	$—	$5,765
Available-for-sale debt securities:
In investments	$—	$619	$619	$—	$608	$608
In funds held for customers	—	200	200	—	200	200
Total available-for-sale debt securities	$—	$819	$819	$—	$808	$808
We value our Level 1 assets, consisting primarily of money market funds and time deposits using quoted prices in active markets for identical instruments. Financial assets whose fair values we measure on a recurring basis using Level 2 inputs consist of municipal bonds, corporate notes, and U.S. agency securities. We measure the fair values of these assets with the help of a pricing service that either provides quoted market prices in active markets for identical or similar securities or uses observable inputs for their pricing without applying significant adjustments. Our fair value processes include controls that are designed to ensure that we record appropriate fair values for our Level 2 investments. These controls include comparison to pricing provided by a secondary pricing service or investment manager, validation of pricing sources and models, review of key model inputs, analysis of period-over-period price fluctuations, and independent recalculation of prices where appropriate. Financial assets whose fair values we measure using Level 3 inputs consist of loans held for sale.
These loans are recorded at the lower of cost or fair value and totaled $98 million at July 31, 2020. The difference between cost and fair value on that date was not material. We had no loans held for sale at October 31, 2020.
Financial liabilities whose fair values we measure using Level 2 inputs consist of senior unsecured notes. See Note 6, “Long-Term Obligations and Commitments” for more information. We measure the fair value of our senior unsecured notes based on their trading prices and the interest rates we could obtain for other borrowings with similar terms.
There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the three months ended October 31, 2020.

3. Cash and Cash Equivalents, Investments, and Funds Held for Customers
We consider highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. In all periods presented, cash equivalents consist primarily of money market funds and time deposits. Investments consist primarily of investment-grade available-for-sale debt securities. Funds held for customers represent cash held on behalf of our customers that is invested in cash and cash equivalents and investment-grade available-for-sale securities, restricted for use

Intuit Q1 Fiscal 2021 Form 10-Q	14

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

	October 31, 2020		July 31, 2020
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Classification on condensed consolidated balance sheets:
Cash and cash equivalents	$5,174	$5,174	$6,442	$6,442
Investments	613	619	600	608
Funds held for customers	484	484	455	455
Total cash and cash equivalents, investments, and funds held for customers	$6,271	$6,277	$7,497	$7,505
The following table summarizes our cash and cash equivalents, investments, and funds held for customers by investment category at the dates indicated.

	October 31, 2020		July 31, 2020
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Type of issue:
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$5,458	$5,458	$6,697	$6,697
Available-for-sale debt securities:
Municipal bonds	17	17	9	9
Corporate notes	741	747	744	752
U.S. agency securities	55	55	47	47
Total available-for-sale debt securities	813	819	800	808
Total cash, cash equivalents, restricted cash, restricted cash equivalents, and investments	$6,271	$6,277	$7,497	$7,505
We use the specific identification method to compute gains and losses on investments. We include realized gains and losses on our available-for-sale debt securities in interest and other income on our condensed consolidated statements of operations. Gross realized gains and losses on our available-for-sale debt securities for the three months ended October 31, 2020 and October 31, 2019 were not significant.
We accumulate unrealized gains and losses on our available-for-sale debt securities, net of tax, in accumulated other comprehensive income or loss in the stockholders’ equity section of our condensed consolidated balance sheets, except for certain unrealized losses described below. Gross unrealized gains and losses on our available-for-sale debt securities at October 31, 2020 and July 31, 2020 were not significant.
For available-for sale debt securities in an unrealized loss position, we determine whether a credit loss exists. The estimate of the credit loss is determined by considering available information relevant to the collectibility of the security and information about past events, current conditions, and reasonable and supportable forecasts. The allowance for credit loss is recorded to interest and other income on our condensed consolidated statement of operations, not to exceed the amount of the unrealized loss. Any excess unrealized loss greater than the credit loss at a security level is recognized in accumulated other comprehensive income or loss in the stockholders' equity section of our condensed consolidated balance sheets. We determined there were no credit losses related to available-for-sale securities as of October 31, 2020. Unrealized losses on available-for-sale debt securities at October 31, 2020 were not significant. We do not intend to sell these investments. In addition, it is more likely than not that we will not be required to sell them before recovery of the amortized cost basis, which may be at maturity.

Intuit Q1 Fiscal 2021 Form 10-Q	15

The following table summarizes our available-for-sale debt securities, included in investments and funds held for customers, classified by the stated maturity date of the security at the dates indicated.

	October 31, 2020		July 31, 2020
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$371	$372	$389	$390
Due within two years	246	250	256	261
Due within three years	187	188	137	139
Due after three years	9	9	18	18
Total available-for-sale debt securities	$813	$819	$800	$808
Long-term investments represent non-marketable equity securities in privately held companies that do not have a readily determinable fair value. These investments are accounted for under the measurement alternative whereby we adjust the carrying value of these investments based on observable price changes from orderly transactions for identical or similar investments of the same issuer. As of October 31, 2020 and July 31, 2020, the carrying value of long-term investments was $28 million and $19 million, respectively, and adjustments to the carrying value of these investments for the three months ended October 31, 2020 were not significant.
The following table summarizes our funds held for customers by investment category at the dates indicated.

	October 31, 2020	July 31, 2020
(In millions)
Restricted cash and restricted cash equivalents	$284	$255
Restricted available-for-sale debt securities	200	200
Total funds held for customers	$484	$455

	October 31, 2019	July 31, 2019
(In millions)
Restricted cash and restricted cash equivalents	$213	$236
Restricted available-for-sale debt securities	200	200
Total funds held for customers	$413	$436

4. Business Combinations

Credit Karma
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

Intuit Q1 Fiscal 2021 Form 10-Q	16

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
Under the amended and restated agreement we may, subject to certain customary conditions including lender approval, on one or more occasions increase commitments under the term loan in an amount not to exceed $400 million in the aggregate. The term loan accrues interest at rates that are equal to, at our election, either Bank of America's alternate base rate plus a margin that ranges from 0.0% to 0.125% or the London Interbank Offered Rate (LIBOR) plus a margin that ranges from 0.625% to 1.125%. Actual margins under either election will be based on our senior debt credit ratings. The amended and restated credit agreement includes customary affirmative and negative covenants, including financial covenants that require us to maintain a ratio of total gross debt to annual earnings before interest, taxes, depreciation and amortization (EBITDA) of not greater than 3.25 to 1.00 as of any date and a ratio of annual EBITDA to annual interest expense of not less than 3.00 to 1.00 as of the last day of each fiscal quarter. As of October 31, 2020 we were compliant with all required covenants. The term loan is subject to quarterly principal payments of $12.5 million through October 31, 2020, with the balance payable on February 1, 2021. At October 31, 2020, $325 million was outstanding under the term loan and was classified as short-term debt on our condensed consolidated balance sheet. The carrying value of the term loan approximates its fair value. Interest on the term loan is payable monthly. We paid $1 million for interest on the term loan during the three months ended October 31, 2020 and $3 million during the three months ended October 31, 2019.

Unsecured Revolving Credit Facility
The amended and restated credit agreement we entered into on May 2, 2019 includes a $1 billion unsecured revolving credit facility that will expire on May 2, 2024. Under this agreement we may, subject to certain customary conditions including lender approval, on one or more occasions increase commitments under the unsecured revolving credit facility in an amount not to exceed $250 million in the aggregate and may extend the maturity date up to two times. Advances under the unsecured revolving credit facility accrue interest at rates that are equal to, at our election, either Bank of America's alternate base rate plus a margin that ranges from 0.0% to 0.1% or LIBOR plus a margin that ranges from 0.69% to 1.1%. Actual margins under either election will be based on our senior debt credit ratings. The amended and restated credit agreement includes customary affirmative and negative covenants. See "Short-Term Debt" above for more information. We repaid the $1 billion that was outstanding as of July 31, 2020 under this unsecured revolving credit facility during the three months ended October 31, 2020, and at October 31, 2020 no amounts were outstanding. We paid $1 million in interest on the unsecured revolving credit facility during the three months ended October 31, 2020 and no interest during the three months ended October 31, 2019.

Other Current Liabilities
Other current liabilities were as follows at the dates indicated:

(In millions)	October 31, 2020	July 31, 2020
Executive deferred compensation plan liabilities	$135	$123
Current portion of operating lease liabilities	49	46
Reserve for promotional discounts and rebates	9	11
Reserve for returns and credits	20	24
Current portion of dividend payable	6	6
Interest payable	8	3
Other	53	84
Total other current liabilities	$280	$297
The balances of several of our other current liabilities, particularly our reserves for product returns and promotional discounts and rebates, are affected by the seasonality of our business. See Note 1, “Description of Business and Summary of Significant Accounting Policies – Seasonality,” for more information.

Intuit Q1 Fiscal 2021 Form 10-Q	17

6. Long-Term Obligations and Commitments

Senior Unsecured Notes
In June 2020 we issued four series of senior unsecured notes (together, the Notes) pursuant to a public debt offering. The proceeds from the issuance were $1.98 billion, net of debt discount of $2 million and debt issuance costs of $15 million.
The carrying value of the Notes was as follows at the dates indicated:

(In millions)	October 31, 2020	July 31, 2020	Effective Interest Rate
Senior unsecured notes issued June 2020:
0.650% notes due July 2023	$500	$500	0.837%
0.950% notes due July 2025	500	500	1.127%
1.350% notes due July 2027	500	500	1.486%
1.650% notes due July 2030	500	500	1.767%
Total senior unsecured notes	2,000	2,000
Unamortized discount and debt issuance costs	(16)	(17)
Net carrying value senior unsecured notes	$1,984	$1,983
Interest is payable semiannually on January 15 and July 15 of each year, beginning on January 15, 2021. The discount and debt issuance costs are amortized to interest expense over the term of the Notes under the effective interest method. We paid no interest on the Notes during the three months ended October 31, 2020.
The Notes are senior unsecured obligations of Intuit and rank equally with all existing and future unsecured and unsubordinated indebtedness of Intuit and are redeemable by us at any time, subject to a make-whole premium. Upon the occurrence of change of control transactions that are accompanied by certain downgrades in the credit ratings of the Notes, we will be required to repurchase the Notes at a repurchase price equal to 101% of the aggregate outstanding principal plus any accrued and unpaid interest to but not including the date of repurchase. The indenture governing the Notes requires us to comply with certain covenants. For example, the Notes limit our ability to create certain liens and enter into sale and leaseback transactions. As of October 31, 2020 we were compliant with all covenants governing the Notes.

Secured Revolving Credit Facility
On February 19, 2019, a subsidiary of Intuit entered into a two-year $300 million secured revolving credit facility with a lender. The revolving credit facility is secured by cash and receivables of the subsidiary and is non-recourse to Intuit Inc. Advances under this secured revolving credit facility are used to fund a portion of our loans to qualified small businesses and accrue interest at LIBOR plus 2.39%. Unused portions of the credit facility accrue interest at a rate of 0.50%. On March 2, 2020, we amended the secured revolving credit facility to extend the commitment term from February 19, 2021 to February 19, 2022 and the final maturity date from August 19, 2021 to August 19, 2022. The agreement includes certain affirmative and negative covenants, including financial covenants that require the subsidiary to maintain specified financial ratios. As of October 31, 2020 we were compliant with all required covenants. At October 31, 2020, $48 million was outstanding under this facility, with a weighted-average interest rate of 5.70%, which includes the unused facility fee. The outstanding balance is secured by cash and receivables of the subsidiary totaling $146 million. Interest on the facility is payable monthly. We paid $1 million for interest on the secured revolving credit facility during each of the three months ended October 31, 2020 and October 31, 2019.

Other Long-Term Obligations
Other long-term obligations were as follows at the dates indicated:

(In millions)	October 31, 2020	July 31, 2020
Long-term income tax liabilities	$23	$10
Total dividend payable	11	12
Long-term deferred revenue	9	13
Other	13	19
Total long-term obligations	56	54
Less current portion (included in other current liabilities)	(6)	(10)
Long-term obligations due after one year	$50	$44

Intuit Q1 Fiscal 2021 Form 10-Q	18

Unconditional Purchase Obligations
We describe our purchase obligations in Note 8 to the financial statements in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2020. There were no significant changes in our purchase obligations during the three months ended October 31, 2020.

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
We sublease certain office facilities to third parties. These subleases have remaining lease terms of up to 4 years, some of which include one or more options to extend the subleases for up to 5 years per option.
The components of lease expense were as follows:

	Three Months Ended
(In millions)	October 31, 2020	October 31, 2019
Operating lease cost (1)	$15	$18
Variable lease cost	3	3
Sublease income	(4)	(7)
Total net lease cost	$14	$14
(1)    Includes short-term leases, which were not significant for each of the three months ended October 31, 2020 and 2019.
Supplemental cash flow information related to operating leases was as follows:

	Three Months Ended
	October 31, 2020	October 31, 2019
(In millions)
Cash paid for amounts included in the measurement of operating lease liabilities	$14	$16

Right-of-use assets obtained in exchange for new operating lease liabilities (1)	$19	$322
(1)    For the three months ended October 31, 2019, this includes $319 million for operating leases existing on August 1, 2019 and $3 million for operating leases that commenced in the first three months of fiscal 2020.
Other information related to operating leases was as follows at the dates indicated:

	October 31, 2020	July 31, 2020
Weighted-average remaining lease term for operating leases (in years)	5.7	5.5
Weighted-average discount rate for operating leases	2.95%	3.1%

Intuit Q1 Fiscal 2021 Form 10-Q	19

Future minimum lease payments under non-cancellable operating leases as of October 31, 2020 were as follows:

(In millions)	Operating Leases (1)
Fiscal year ending July 31,
2021 (excluding the three months ended October 31, 2020)	$41
2022	59
2023	53
2024	52
2025	40
Thereafter	56
Total future minimum lease payments	301
Less imputed interest	(24)
Present value of lease liabilities	$277
(1)    Non-cancellable sublease proceeds for the remainder of the fiscal year ending July 31, 2021 and the fiscal years ending July 31, 2022, 2023, 2024, and 2025, of $11 million, $11 million, $3 million, $2 million, and $1 million, respectively, are not included in the table above.
Supplemental balance sheet information related to operating leases was as follows at the dates indicated:

(In millions)	October 31, 2020	July 31, 2020

Operating lease right-of-use assets	$232	$226

Other current liabilities	$49	$46
Operating lease liabilities	228	221
Total operating lease liabilities	$277	$267
As of October 31, 2020, we have additional operating leases of $48 million, primarily for office facilities, that have not yet commenced and therefore are not reflected on the condensed consolidated balance sheet nor in the tables above. These operating leases will commence between fiscal year 2021 and fiscal year 2022 with lease terms of 3 to 11 years.

8. Income Taxes

Effective Tax Rate
We compute our provision for or benefit from income taxes by applying the estimated annual effective tax rate to income or loss from recurring operations and adding the effects of any discrete income tax items specific to the period.
We recognized excess tax benefits on share-based compensation of $52 million and $29 million in our provision for income taxes for the three months ended October 31, 2020, and 2019, respectively.
Our effective tax rate for the three months ended October 31, 2020 was approximately 6%. Excluding discrete tax items primarily related to share-based compensation tax benefits mentioned above, our effective tax rate was 25%. The difference from the federal statutory rate of 21% was primarily due to state income taxes and non-deductible share-based compensation, which were partially offset by the tax benefit we received from the federal research and experimentation credit.
We recorded a $35 million tax benefit on pretax income of $22 million for the three months ended October 31, 2019. Excluding discrete tax items primarily related to share-based compensation tax benefits mentioned above, our effective tax rate was 24%. The difference from the federal statutory rate of 21% was primarily due to state income taxes and non-deductible share-based compensation, which were partially offset by the tax benefit we received from the federal research and experimentation credit.

Intuit Q1 Fiscal 2021 Form 10-Q	20

Unrecognized Tax Benefits and Other Considerations
The total amount of our unrecognized tax benefits at July 31, 2020 was $101 million. Net of related deferred tax assets, unrecognized tax benefits were $61 million at that date. If we were to recognize these net benefits, our income tax expense would reflect a favorable net impact of $61 million. There were no material changes to these amounts during the three months ended October 31, 2020. We do not believe that it is reasonably possible that there will be a significant increase or decrease in our unrecognized tax benefits over the next 12 months.
We have offset a $61 million long-term income tax receivable against our long term liability for uncertain tax positions at October 31, 2020. The long term income tax receivable is primarily related to the government’s approval of a method of accounting change request for fiscal 2018.

9. Stockholders’ Equity

Stock Repurchase Programs and Treasury Shares
Intuit’s Board of Directors has authorized a series of common stock repurchase programs. Shares of common stock repurchased under these programs become treasury shares. In connection with our pending acquisition of Credit Karma, we have temporarily suspended share repurchases. We repurchased no shares under these programs during the three months ended October 31, 2020. At October 31, 2020, we had authorization from our Board of Directors to expend up to an additional $2.4 billion for stock repurchases. Future stock repurchases under the current programs are at the discretion of management, and authorization of future stock repurchase programs is subject to the final determination of our Board of Directors.
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

Dividends on Common Stock
During the three months ended October 31, 2020 we declared quarterly cash dividends that totaled $0.59 per share of outstanding common stock for a total of $157 million. In November 2020 our Board of Directors declared a quarterly cash dividend of $0.59 per share of outstanding common stock payable on January 19, 2021 to stockholders of record at the close of business on January 11, 2021. Future declarations of dividends and the establishment of future record dates and payment dates are subject to the final determination of our Board of Directors.

Share-Based Compensation Expense
The following table summarizes the total share-based compensation expense that we recorded in operating income for the periods shown.

	Three Months Ended
(In millions)	October 31, 2020	October 31, 2019
Cost of revenue	$15	$15
Selling and marketing	32	30
Research and development	38	38
General and administrative	26	28
Total share-based compensation expense	$111	$111
We capitalized $1 million and $1 million in share-based compensation related to internal use software projects during the three months ended October 31, 2020 and October 31, 2019, respectively.

Intuit Q1 Fiscal 2021 Form 10-Q	21

Share-Based Awards Available for Grant
A summary of share-based awards available for grant under our 2005 Equity Incentive Plan for the three months ended October 31, 2020 was as follows:

(Shares in thousands)	Shares Available for Grant
Balance at July 31, 2020	18,047
Restricted stock units granted (1)	(363)
Options granted	—
Share-based awards canceled/forfeited/expired (1) (2)	1,592
Balance at October 31, 2020	19,276
(1)RSUs granted from the pool of shares available for grant under our 2005 Equity Incentive Plan reduce the pool by 2.3 shares for each share granted. RSUs forfeited and returned to the pool of shares available for grant increase the pool by 2.3 shares for each share forfeited.
(2)Stock options and RSUs canceled, expired or forfeited under our 2005 Equity Incentive Plan are returned to the pool of shares available for grant. Shares withheld for income taxes upon vesting of RSUs that were granted on or after July 21, 2016 are also returned to the pool of shares available for grant. Stock options and RSUs canceled, expired or forfeited under older expired plans are not returned to the pool of shares available for grant.

Restricted Stock Unit Activity and Related Share-Based Compensation Expense
A summary of restricted stock unit (RSU) activity for the three months ended October 31, 2020 was as follows:

	Restricted Stock Units
(Shares in thousands)	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at July 31, 2020	5,664	$231.97
Granted	158	322.24
Vested	(480)	163.73
Forfeited	(404)	195.55
Nonvested at October 31, 2020	4,938	$244.48
At October 31, 2020, there was approximately $1.1 billion of unrecognized compensation cost related to non-vested RSUs with a weighted average vesting period of 3.0 years. We will adjust unrecognized compensation cost for actual forfeitures as they occur.

Stock Option Activity and Related Share-Based Compensation Expense
A summary of stock option activity for the three months ended October 31, 2020 was as follows:

	Options Outstanding
(Shares in thousands)	Number of Shares	Weighted Average Exercise Price Per Share
Balance at July 31, 2020	2,681	$185.83
Granted	—	—
Exercised	(402)	121.96
Canceled or expired	(23)	244.47
Balance at October 31, 2020	2,256	$196.64

Exercisable at October 31, 2020	1,452	$150.72
At October 31, 2020, there was approximately $52 million of unrecognized compensation cost related to non-vested stock options with a weighted average vesting period of 3.1 years. We will adjust unrecognized compensation cost for actual forfeitures as they occur.

Intuit Q1 Fiscal 2021 Form 10-Q	22

10. Litigation
Beginning in May 2019, various legal proceedings were filed and certain regulatory inquiries were commenced in connection with our provision and marketing of free online tax preparation programs. We believe that the allegations contained within these legal proceedings are without merit. We are vigorously defending our interests in the legal proceedings and cooperating in the inquiries. These proceedings include multiple putative class actions that were consolidated into a single putative class action in the Northern District of California in September 2019 and demands for arbitration that were filed beginning in October 2019. On November 12, 2020, Intuit entered into a settlement agreement to resolve the putative class action for a payment of $40 million, which is subject to court approval. Since the court could approve, reject, or ask the parties to modify the settlement, the ultimate outcome of this matter remains uncertain. In view of the complexity and ongoing nature of these proceedings and inquiries, at this time we are unable to estimate a reasonably possible financial loss or range of financial loss that we may incur to resolve or settle these matters.
As of October 31, 2020, there are approximately 125,000 individual arbitration claims pending and we could incur significant arbitration and legal fees associated with the defense of these claims. We recorded approximately $14 million in arbitration fees related to these claims in fiscal 2020 and approximately $10 million in the three months ended October 31, 2020. The arbitration fees are unrelated to the underlying merits of the claims and are accrued at the earlier of when invoiced or when the services are rendered. We could incur additional arbitration fees of approximately $400 million in future periods. While the settlement of the putative class action, discussed above, could eliminate a significant portion of these fees, we are continuing to dispute the applicability and propriety of these fees.
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

Intuit Q1 Fiscal 2021 Form 10-Q	23

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
In August 2020, we reorganized certain technology and customer success functions that support and benefit our overall platform. Additionally, certain legal, facility and employee service costs are now managed at the corporate level. As a result, these costs are no longer included in segment operating income and are now included in other common expenses. For the three months ended October 31, 2019, we reclassified $43 million from Small Business & Self-Employed, $25 million from Consumer, and $3 million from ProConnect to other common expenses. In August 2020, we also renamed our Strategic Partner segment as the ProConnect segment. This segment continues to serve professional accountants.

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
ProConnect: This segment serves professional accountants in the U.S. and Canada, who are essential to both small business success and tax preparation and filing. Our professional tax offerings include Lacerte, ProSeries, ProFile, and ProConnect Tax Online.

All of our segments operate primarily in the United States and sell primarily to customers in the United States. International total net revenue was approximately 6% of consolidated total net revenue for all periods presented.
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
The accounting policies of our reportable segments are the same as those described in the summary of significant accounting policies in Note 1 to the financial statements in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2020 and in Note 1, "Description of Business and Summary of Significant Accounting Policies – Significant Accounting Policies" in this Quarterly Report on Form 10-Q. Except for goodwill and purchased intangible assets, we do not generally track assets by reportable segment and, consequently, we do not disclose total assets by reportable segment.

Intuit Q1 Fiscal 2021 Form 10-Q	24

The following table shows our financial results by reportable segment for the periods indicated. Segment results for fiscal 2020 have been reclassified to conform to the fiscal 2021 segment presentation, as described earlier in this footnote.

	Three Months Ended
(In millions)	October 31, 2020	October 31, 2019
Net revenue:
Small Business & Self-Employed	$1,181	$1,046
Consumer	119	100
ProConnect	23	19
Total net revenue	$1,323	$1,165

Operating income (loss):
Small Business & Self-Employed	$767	$593
Consumer	4	(20)
ProConnect	(10)	(18)
Total segment operating income	761	555
Unallocated corporate items:
Share-based compensation expense	(111)	(111)
Other common expenses	(432)	(426)
Amortization of acquired technology	(7)	(6)
Amortization of other acquired intangible assets	(2)	(2)
Total unallocated corporate items	(552)	(545)
Total operating income	$209	$10
Revenue classified by significant product and service offerings was as follows:

	Three Months Ended
(In millions)	October 31, 2020	October 31, 2019
Net revenue:
QuickBooks Online Accounting	$392	$306
Online Services	229	195
Total Online Ecosystem	621	501
QuickBooks Desktop Accounting	241	239
Desktop Services and Supplies	319	306
Total Desktop Ecosystem	560	545
Small Business & Self-Employed	1,181	1,046
Consumer	119	100
ProConnect	23	19
Total net revenue	$1,323	$1,165
Revenue from our QuickBooks Desktop packaged software products was $20 million for the three months ended October 31, 2020, and $27 million for the three months ended October 31, 2019. These amounts are included in the QuickBooks Desktop Accounting revenue presented in the table above.

Intuit Q1 Fiscal 2021 Form 10-Q	25

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
You should read this MD&A in conjunction with the financial statements and related notes in Part I, Item 1 of this Quarterly Report and our Annual Report on Form 10-K for the fiscal year ended July 31, 2020.
In August 2020, we reorganized certain technology and customer success functions that support and benefit our overall platform. Additionally, certain legal, facility and employee service costs are now managed at the corporate level. As a result, these costs are no longer included in segment operating income and are now included in other common expenses. For the three months ended October 31, 2019, we reclassified $43 million from Small Business & Self-Employed, $25 million from Consumer, and $3 million from ProConnect to other common expenses. In August 2020, we also renamed our Strategic Partner segment as the ProConnect segment. This segment continues to serve professional accountants. Segment results for fiscal 2020 have been reclassified to conform to the fiscal 2021 segment presentation.
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

Intuit Q1 Fiscal 2021 Form 10-Q	26

About Intuit
Intuit helps consumers, small businesses, and the self-employed prosper by delivering financial management and compliance products and services. We also provide specialized tax products to accounting professionals, who are key partners that help us serve small business customers. We organize our businesses into three reportable segments – Small Business & Self-Employed, Consumer, and ProConnect.

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
ProConnect: This segment serves professional accountants in the U.S. and Canada, who are essential to both small business success and tax preparation and filing. Our professional tax offerings include Lacerte, ProSeries, ProFile, and ProConnect Tax Online.

Our Growth Strategy
At Intuit, our strategy starts with customer obsession. We listen to and observe our customers, understand their challenges, and then use advanced technology, including artificial intelligence (AI), to develop innovative solutions designed to solve their problems and help them grow and prosper. For more than three decades, our values have inspired us to innovate and reimagine ways to save people time and money, eliminate drudgery and inspire confidence. We have reinvented and disrupted ourselves to better serve our customers, along the way.
Our strategy for delivering on our bold goals is to become an AI-driven expert platform where we and others can solve our customers' most important problems. We plan to accelerate the development of the platform by applying AI in the three key areas:
•Machine Learning - Building algorithms which progressively learn from data to automate tasks for our customers.
•Knowledge Engineering - Turning rules, such as IRS regulations, and relationships about data into code to eliminate work and provide tailored experiences.
•Natural Language Processing - Processing, analyzing and understanding human language to create interactions with customers and automate repetitive tasks.
As we build our AI-driven expert platform, we are prioritizing our resources on five strategic priorities across the company. These priorities focus on solving the problems that matter most to customers and include:
•Revolutionizing speed to benefit: When customers use our products and services, we aim to deliver value instantly by making the interactions with our offerings frictionless, without the need for customers to manually enter data. We are accelerating the application of AI with a goal to revolutionize the customer experience. This priority is foundational across our business, and execution against it positions us to succeed with our other four strategic priorities.
•Connecting people to experts: The largest problem our customers face is lack of confidence to file their own taxes or to manage their books. To build their confidence, we are connecting our customers to experts. We offer customers access to experts to help them make important decisions – and experts, such as accountants, gain access to new customers so they can grow their businesses.

Intuit Q1 Fiscal 2021 Form 10-Q	27

•Unlocking smart money decisions: Crippling high-cost debt and lack of savings are at unprecedented levels across the U.S. With the insights generated through our ecosystem, we strive to offer the right financial opportunities based on a customer’s unique situation. We expect that our proposed acquisition of Credit Karma will help us tackle these problems.
•Be the center of small business growth: We are focused on helping customers grow their businesses by offering a broad, seamless set of tools that are designed to help them get paid faster, manage and get access to capital, pay employees with confidence, and use third-party apps to help run their businesses. At the same time, we want to position ourselves to better serve product-based businesses to benefit customers who sell products through multiple channels.
•Disrupt the small business mid-market: We aim to disrupt the mid-market with QuickBooks Online Advanced, our online offering designed to address the needs of small business customers with 10 to 100 employees. This offering enables us to increase retention of these larger customers, and attract new mid-market customers who are over-served by available offerings.
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

Industry Trends and Seasonality
Industry Trends
AI is transforming multiple industries, including financial technology. Disruptive start-ups, emerging ecosystems and mega-platforms are harnessing new technology to create personalized experiences, deliver data-driven insights and increase speed of service. These shifts are creating a more dynamic and highly competitive environment where customer expectations are shifting around the world as more services become digitized and the array of choices continues to increase.
Seasonality
Our Consumer and ProConnect offerings have a significant and distinct seasonal pattern as sales and revenue from our income tax preparation products and services are heavily concentrated in the period from November through April. This seasonal pattern results in higher net revenues during our second and third quarters ending January 31 and April 30, respectively. During fiscal 2020, as a relief measure in response to the COVID-19 pandemic, the Internal Revenue Service extended the filing deadline for the 2019 tax year from April 15, 2020 to July 15, 2020. Additionally, all states with a personal income tax also extended their due dates, predominantly to July. As a result, there was a shift in sales and revenue from our third fiscal quarter to our fourth fiscal quarter during fiscal 2020. We expect the seasonality of our Consumer and ProConnect businesses to continue to have a significant impact on our quarterly financial results in the future.

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

Intuit Q1 Fiscal 2021 Form 10-Q	28

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
Key highlights for the first three months of fiscal 2021 include the following:

Revenue of	Small Business & Self-Employed revenue of	Cash, cash equivalents, and investments of
$1.3 B	$1.2 B	$5.8 B
up 14% from the same period of fiscal 2020	up 13% from the same period of fiscal 2020

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant impact on our net revenue, operating income or loss, and net income or loss, as well as on the value of certain assets and liabilities on our condensed consolidated balance sheets. We believe that the estimates, assumptions and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2020 have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. We believe that there were no significant changes in those critical accounting policies and estimates during the first three months of fiscal 2021. Senior management has reviewed the development and selection of our critical accounting policies and estimates and their disclosure in this Quarterly Report on Form 10-Q with the Audit and Risk Committee of our Board of Directors.

RESULTS OF OPERATIONS

Financial Overview

(Dollars in millions, except per share amounts)	Q1 FY21	Q1 FY20	$ Change	% Change
Total net revenue	$1,323	$1,165	$158	14%
Operating income	209	10	199	1,990%
Net income	198	57	141	247%
Diluted net income per share	$0.75	$0.22	$0.53	241%
Total net revenue for the first quarter of fiscal 2021 increased $158 million or 14% compared with the same quarter of fiscal 2020. Our Small Business & Self-Employed segment revenue increased during the quarter primarily due to growth in our Online Ecosystem revenue. Revenue in our Consumer and ProConnect segments was seasonally light, consistent with the same quarter of fiscal 2020. See “Segment Results” later in this Item 2 for more information about the results for all of our reportable segments.
Operating income for the first quarter of fiscal 2021 increased $199 million compared with the same quarter of fiscal 2020. The increase was due to the increase in revenue described above and a decrease in cost of revenue and operating expenses. See "Cost of Revenue" and “Operating Expenses” later in this Item 2 for more information.
Net income for the first quarter of fiscal 2021 increased $141 million due to the increase in operating income described above, net of associated tax expense for the period. Diluted net income per share increased to $0.75 for the first quarter of fiscal 2021, in line with the increase in net income.

Intuit Q1 Fiscal 2021 Form 10-Q	29

Segment Results
The information below is organized in accordance with our three reportable segments. See “Executive Overview – About Intuit” earlier in this Item 2 and Note 11 to the financial statements in Part I, Item 1 of this Quarterly Report for more information. All of our segments operate and sell to customers primarily in the United States. International total net revenue was approximately 6% of consolidated total net revenue for all periods presented.
In August 2020, we reorganized certain technology and customer success functions that support and benefit our overall platform. Additionally, certain legal, facility and employee service costs are now managed at the corporate level. As a result, these costs are no longer included in segment operating income and are now included in other common expenses. For the three months ended October 31, 2019, we reclassified $43 million from Small Business & Self-Employed, $25 million from Consumer, and $3 million from ProConnect to other common expenses. In August 2020, we also renamed our Strategic Partner segment as the ProConnect segment. This segment continues to serve professional accountants.
Segment operating income or loss is segment net revenue less segment cost of revenue and operating expenses. See “Executive Overview – Industry Trends and Seasonality” earlier in this Item 2 for a description of the seasonality of our business. Segment expenses do not include certain costs, such as corporate selling and marketing, product development, general and administrative expenses, share-based compensation expenses, and certain technology and customer success costs, which are not allocated to specific segments. These unallocated costs totaled $543 million in the first three months of fiscal 2021 and $537 million in the first three months of fiscal 2020. Unallocated costs increased in the fiscal 2021 period due to increased corporate product development, selling and marketing, and general and administrative expenses in support of the growth of our businesses and higher share-based compensation expenses. Segment expenses also do not include amortization of acquired technology and amortization of other acquired intangible assets which totaled $9 million in the first three months of fiscal 2021 and $8 million in the first three months of fiscal 2020. See Note 11 to the financial statements in Part I, Item 1 of this Quarterly Report for reconciliations of total segment operating income or loss to consolidated operating income or loss for each fiscal period presented.

Intuit Q1 Fiscal 2021 Form 10-Q	30

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

(Dollars in millions)	Q1 FY21	Q1 FY20	% Change
Product revenue	$348	$336	4%
Service and other revenue	833	710	17%
Total segment revenue	$1,181	$1,046	13%
% of total revenue	89%	90%

Segment operating income	$767	$593	29%
% of related revenue	65%	57%

Intuit Q1 Fiscal 2021 Form 10-Q	31

Revenue classified by significant product and service offerings was as follows:

(Dollars in millions)	Q1 FY21	Q1 FY20	% Change
Net revenue:
QuickBooks Online Accounting	$392	$306	28%
Online Services	229	195	17%
Total Online Ecosystem	621	501	24%
QuickBooks Desktop Accounting	241	239	1%
Desktop Services and Supplies	319	306	4%
Total Desktop Ecosystem	560	545	3%
Total Small Business & Self-Employed	$1,181	$1,046	13%
Revenue for our Small Business & Self-Employed segment increased $135 million or 13% in the first quarter of fiscal 2021 compared with the same period of fiscal 2020 primarily due to growth in Online Ecosystem revenue.
Online Ecosystem
Online Ecosystem revenue increased $120 million or 24% in the first quarter of fiscal 2021 compared with the same period of fiscal 2020. QuickBooks Online Accounting revenue increased 28% in the first quarter of fiscal 2021 primarily due to an increase in customers as well as a shift in mix to our higher priced offerings. Online Services revenue increased 17% in the first quarter of fiscal 2021 primarily due to an increase in revenue from our payments and payroll offerings. Online payments revenue increased due to an increase in customers and an increase in charge volume per customer. Online payroll revenue increased due to a shift in mix to our full service offering and an increase in customers.
Desktop Ecosystem
Desktop Ecosystem revenue increased $15 million or 3% in the first quarter of fiscal 2021 compared with the same period of fiscal 2020 due to growth in customers for our QuickBooks Desktop Enterprise subscription offering, which was partially offset by a decrease in Desktop unit sales. Additionally, during the first quarter of fiscal 2021 there was an increase in revenue from our Pro Advisor offerings as a result of delivering an updated point-of-sale license and higher revenue from version protection as a result of price increases in the prior year.
Small Business & Self-Employed segment operating income increased $174 million or 29% in the first quarter of fiscal 2021 compared with the same period of fiscal 2020 primarily due to the increase in revenue described above and lower expenses for marketing.
In August 2020, we reorganized certain technology and customer success functions that support and benefit our overall platform. Additionally, certain legal, facility and employee service costs are now managed at the corporate level. As a result, these costs are no longer included in segment operating income and are now included in other common expenses. For the three months ended October 31, 2019, we reclassified $43 million from Small Business & Self-Employed to other common expenses.

Intuit Q1 Fiscal 2021 Form 10-Q	32

Consumer

Consumer segment product revenue is derived primarily from TurboTax desktop tax return preparation software and related form updates.

Consumer segment service and other revenue is derived primarily from TurboTax Online and TurboTax Live offerings, electronic tax filing services and connected services, and also from our Mint and Turbo offerings.

(Dollars in millions)	Q1 FY21	Q1 FY20	% Change
Product revenue	$7	$6	17%
Service and other revenue	112	94	19%
Total segment revenue	$119	$100	19%
% of total revenue	9%	8%

Segment operating income (loss)	$4	$(20)	(120)%
% of related revenue	3%	(20)%
Revenue for our Consumer segment increased $19 million or 19% in the first quarter of fiscal 2021 compared with the same period of fiscal 2020. Due to the seasonal nature of our Consumer offerings, we typically generate nominal revenue from Consumer products and services in our first fiscal quarter compared with our second and third fiscal quarters. The majority of revenue for the first quarter of each fiscal year is for the filing of extended returns for the previous tax year.
In our first fiscal quarter, our Consumer segment typically generates operating losses because revenue is nominal while we continue to incur operating expenses for general and administrative functions and research and development. In the first quarter of fiscal 2021 expenses were slightly lower compared to the same period of fiscal 2020.
In August 2020, we reorganized certain technology and customer success functions that support and benefit our overall platform. Additionally, certain legal, facility and employee service costs are now managed at the corporate level. As a result, these costs are no longer included in segment operating income and are now included in other common expenses. For the three months ended October 31, 2019, we reclassified $25 million from Consumer to other common expenses.
Because of the seasonality of our Consumer revenue, we do not believe that the revenue or operating results for the first quarter of fiscal 2021 is indicative of trends for the current fiscal year. We will not have substantially complete results for the 2020 tax season until the third quarter of fiscal 2021.

Intuit Q1 Fiscal 2021 Form 10-Q	33

ProConnect

ProConnect segment product revenue is derived primarily from Lacerte, ProSeries, and ProFile desktop tax preparation software products and related form updates.

ProConnect segment service and other revenue is derived primarily from ProConnect Tax Online tax products, electronic tax filing service, connected services and, bank products.

(Dollars in millions)	Q1 FY21	Q1 FY20	% Change
Product revenue	$12	$11	9%
Service and other revenue	11	8	38%
Total segment revenue	$23	$19	21%
% of total revenue	2%	2%

Segment operating loss	$(10)	$(18)	(43)%
% of related revenue	(43)%	(92)%
In August 2020, we renamed our Strategic Partner segment as the ProConnect segment. This segment continues to serve professional accountants.
Revenue for our ProConnect segment revenue increased $4 million or 21% the first quarter of fiscal 2021 compared with the same period of fiscal 2020. Due to the seasonal nature of our ProConnect offerings, we typically generate nominal revenue from professional tax products and services in our first fiscal quarter compared with our second and third fiscal quarters. The majority of revenue for the first quarter of each fiscal year is for the filing of extended returns for the previous tax year.
In our first fiscal quarter, our ProConnect segment typically generates operating losses because revenue is nominal while we continue to incur operating expenses for general and administrative functions and research and development. In the first quarter of fiscal 2021 expenses were slightly lower compared to the same period of fiscal 2020.
In August 2020, we reorganized certain technology and customer success functions that support and benefit our overall platform. Additionally, certain legal, facility and employee service costs are now managed at the corporate level. As a result, these costs are no longer included in segment operating income and are now included in other common expenses. For the three months ended October 31, 2019, we reclassified $3 million from ProConnect to other common expenses.
Because of the seasonality of our ProConnect revenue, we do not believe that the revenue or operating results for the first quarter of fiscal 2021 is indicative of trends for the current fiscal year. We will not have substantially complete results for the 2020 tax season until the third quarter of fiscal 2021.

Intuit Q1 Fiscal 2021 Form 10-Q	34

Cost of Revenue

(Dollars in millions)	Q1 FY21	% of Related Revenue	Q1 FY20	% of Related Revenue
Cost of product revenue	$15	4%	$17	5%
Cost of service and other revenue	234	24%	267	33%
Amortization of acquired technology	7	n/a	6	n/a
Total cost of revenue	$256	19%	$290	25%
Our cost of revenue has three components: (1) cost of product revenue, which includes the direct costs of manufacturing and shipping or electronically downloading our desktop software products; (2) cost of service and other revenue, which includes the direct costs associated with our online and service offerings, such as costs for data processing and storage capabilities from cloud providers, customer support costs, costs for the tax and bookkeeping experts that support our TurboTax Live and QuickBooks Live offerings, as well as depreciation expense for developed technology; and (3) amortization of acquired technology which represents the cost of amortizing developed technologies that we have obtained through acquisitions over their useful lives.
Cost of product revenue as a percentage of product revenue was relatively consistent in the first quarter of fiscal 2021 compared with the same period of fiscal 2020. We expense costs of product revenue as they are incurred for delivered software and we do not defer any of these costs when product revenue is deferred.
Cost of service and other revenue as a percentage of service and other revenue decreased in the first quarter of fiscal 2021 compared to the same period of fiscal 2020 primarily due to a decrease in customer success costs as a result of fewer customer contacts and a decrease in depreciation expense.

Operating Expenses

(Dollars in millions)	Q1 FY21	% of Total Net Revenue	Q1 FY20	% of Total Net Revenue
Selling and marketing	$362	27%	$383	32%
Research and development	325	25%	334	29%
General and administrative	169	13%	146	13%
Amortization of other acquired intangible assets	2	—%	2	—%
Total operating expenses	$858	65%	$865	74%
Total operating expenses as a percentage of total net revenue decreased in the first quarter of fiscal 2021 compared to the same period of fiscal 2020. Total net revenue for the first quarter of fiscal 2021 increased $158 million or 14% while total operating expenses for the quarter decreased $7 million or 1%. Marketing expenses decreased due to shifting some marketing activities to later in the year. Staff and facility expenses decreased as a result of lower headcount and our continued efforts to control discretionary spending with the COVID-19 pandemic. These decreases were partially offset by higher corporate related expenses and professional fees primarily related to the pending acquisition of Credit Karma.

Non-Operating Income and Expenses
Interest Expense
Interest expense of $8 million for the first three months of fiscal 2021 consisted primarily of interest on our senior unsecured notes, unsecured term loan, unsecured revolving credit facility, and secured revolving credit facility. Interest expense of $2 million for the first three months of fiscal 2020 consisted primarily of interest on our unsecured term loan and secured revolving credit facility.

Intuit Q1 Fiscal 2021 Form 10-Q	35

Interest and Other Income, Net

(In millions)	Q1 FY21	Q1 FY20
Interest income (1)	$3	$12
Net gain (loss) on executive deferred compensation plan assets (2)	(1)	3
Other	7	(1)
Total interest and other income, net	$9	$14
(1)    Interest income in the first quarter of fiscal 2021 decreased compared to the same period of fiscal 2020 primarily due to lower average interest rates.
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
We recognized excess tax benefits on share-based compensation of $52 million and $29 million in our provision for income taxes for the three months ended October 31, 2020, and 2019, respectively.
Our effective tax rate for the three months ended October 31, 2020 was approximately 6%. Excluding discrete tax items primarily related to share-based compensation tax benefits mentioned above, our effective tax rate was 25%. The difference from the federal statutory rate of 21% was primarily due to state income taxes and non-deductible share-based compensation, which were partially offset by the tax benefit we received from the federal research and experimentation credit.
We recorded a $35 million tax benefit on pretax income of $22 million for the three months ended October 31, 2019. Excluding discrete tax items primarily related to share-based compensation tax benefits mentioned above, our effective tax rate was 24%. The difference from the federal statutory rate of 21% was primarily due to state income taxes and non-deductible share-based compensation, which were partially offset by the tax benefit we received from the federal research and experimentation credit.

LIQUIDITY AND CAPITAL RESOURCES

Overview
At October 31, 2020, our cash, cash equivalents and investments totaled $5.8 billion, a decrease of $1.3 billion from July 31, 2020 due to the factors discussed under “Statements of Cash Flows” below. Our primary sources of liquidity have been cash from operations, which entails the collection of accounts receivable for products and services, the issuance of senior unsecured notes, and borrowings under our credit facility. Our primary uses of cash have been for research and development programs, selling and marketing activities, capital projects, acquisitions of businesses, debt service costs and debt repayment, repurchases of our common stock under our stock repurchase programs, and the payment of cash dividends. As discussed in “Executive Overview – Industry Trends and Seasonality” earlier in this Item 2, our business is subject to significant seasonality. The balance of our cash, cash equivalents, and investments generally fluctuates with that seasonal pattern. We believe the seasonality of our business is likely to continue in the future.
The following table summarizes selected measures of our liquidity and capital resources at the dates indicated:

(Dollars in millions)	October 31, 2020	July 31, 2020	$ Change	% Change
Cash, cash equivalents, and investments	$5,793	$7,050	$(1,257)	(18)%
Long-term investments	28	19	9	47%
Short-term debt	325	1,338	(1,013)	(76)%
Long-term debt	2,032	2,031	1	—%
Working capital	4,499	4,451	48	1%
Ratio of current assets to current liabilities	3.1	2.3
We have historically generated significant cash from operations and we expect to continue to do so in the future. Our cash, cash equivalents, and investments totaled $5.8 billion at October 31, 2020. None of those funds were restricted and approximately 96% of those funds were located in the U.S.

Intuit Q1 Fiscal 2021 Form 10-Q	36

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
In the fourth quarter of fiscal 2020, we borrowed the full $1 billion under our unsecured revolving credit facility and issued $2 billion in senior unsecured notes for general corporate purposes, which may include funding a portion of the pending acquisition of Credit Karma, and other possible acquisitions of businesses or assets or strategic investments. In August 2020, we repaid the $1 billion outstanding under the revolving credit facility. The unsecured revolving credit facility is available to us for general corporate purposes.
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
Our secured revolving credit facility is available to fund a portion of our loans to qualified small businesses. At October 31, 2020, $48 million was outstanding under the secured revolving credit facility.
We evaluate, on an ongoing basis, the merits of acquiring technology or businesses, or establishing strategic relationships with and investing in other companies. Our strong liquidity profile enables us to quickly respond to these types of opportunities.

Statements of Cash Flows
The following table summarizes selected items from our condensed consolidated statements of cash flows for the first three months of fiscal 2021 and fiscal 2020. See the financial statements in Part I, Item 1 of this Quarterly Report for complete condensed consolidated statements of cash flows for those periods.

	Three Months Ended
(Dollars in millions)	October 31, 2020	October 31, 2019	$ Change
Net cash provided by (used in):
Operating activities	$45	$(127)	$172
Investing activities	(130)	(57)	(73)
Financing activities	(1,153)	(325)	(828)
Effect of exchange rates on cash, cash equivalents, restricted cash, and restricted cash equivalents	(1)	—	(1)
Net decrease in cash, cash equivalents, restricted cash, and restricted cash equivalents	$(1,239)	$(509)	$(730)

Intuit Q1 Fiscal 2021 Form 10-Q	37

Our primary sources and uses of cash were as follows:
Three Months Ended
October 31, 2020	October 31, 2019
 Sources of cash:

• Net sales of loans held for sale
• Issuance of common stock under employee stock plans

 Uses of cash:

• Repayment of debt
• Payment of accrued bonuses for fiscal 2020
• Payment of cash dividends and dividend rights
• Acquisition of a business
• Capital expenditures
• Net originations of term loans to small businesses

 Sources of cash:

• Issuance of common stock under employee stock plans

 Uses of cash:

• Operations
• Payment of accrued bonuses for fiscal 2019
• Repurchases of shares of our common stock
• Payment of cash dividends and dividend rights
• Capital expenditures
• Repayment of debt
• Net originations of term loans to small businesses

Stock Repurchase Programs, Treasury Shares, and Dividends on Common Stock
As described in Note 9 to the financial statements in Part I, Item 1 of this Quarterly Report, our Board of Directors has authorized a series of common stock repurchase programs. In connection with our pending acquisition of Credit Karma, we have temporarily suspended share repurchases. During the first three months of fiscal 2021 we repurchased no shares under these programs. At October 31, 2020, we had authorization from our Board of Directors to expend up to an additional $2.4 billion for stock repurchases. Future stock repurchases under the current program are at the discretion of management, and authorization of future stock repurchase programs is subject to the final determination of our Board of Directors.
We have continued to pay quarterly cash dividends on shares of our outstanding common stock. During the three months ended October 31, 2020 we declared quarterly cash dividends that totaled $0.59 per share of outstanding common stock for a total of $157 million. In November 2020 our Board of Directors declared a quarterly cash dividend of $0.59 per share of outstanding common stock payable on January 19, 2021 to stockholders of record at the close of business on January 11, 2021. We currently expect to continue paying comparable cash dividends on a quarterly basis. However, future declarations of dividends and the establishment of future record dates and payment dates are subject to the final determination of our Board of Directors.

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

Commitments for Senior Unsecured Notes
In June 2020, we issued $2 billion of senior unsecured notes comprised of the following:
•$500 million of 0.650% notes due July 2023;
•$500 million of 0.950% notes due July 2025;
•$500 million of 1.350% notes due July 2027; and
•$500 million of 1.650% notes due July 2030 (together, the Notes).
Interest is payable semiannually on January 15 and July 15 of each year, beginning on January 15, 2021. At October 31, 2020, our maximum commitment for interest payments under the Notes was $164 million through the maturity dates.
The Notes are senior unsecured obligations of Intuit and rank equally with all existing and future unsecured and unsubordinated indebtedness of Intuit and are redeemable by us at any time, subject to a make-whole premium. Upon the occurrence of change of control transactions that are accompanied by certain downgrades in the credit ratings of the Notes, we will be required to repurchase the Notes at a repurchase price equal to 101% of the aggregate outstanding principal plus any accrued and unpaid interest to but not including the date of repurchase. The indenture governing the Notes requires us to comply with certain covenants. For example, the Notes limit our ability to create certain liens and enter into sale and leaseback transactions. As of October 31, 2020 we were compliant with all covenants governing the Notes. See Note 6 to the financial statements in Part I, Item 1 of this Quarterly Report for more information.

Intuit Q1 Fiscal 2021 Form 10-Q	38

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
Under the amended and restated credit agreement we may, subject to certain customary conditions including lender approval, on one or more occasions increase commitments under the unsecured revolving credit facility in an amount not to exceed $250 million in the aggregate and may extend the maturity date up to two times. Advances under the unsecured revolving credit facility accrue interest at rates that are equal to, at our election, either Bank of America's alternate base rate plus a margin that ranges from 0.0% to 0.1% or the London Interbank Offered Rate (LIBOR) plus a margin that ranges from 0.69% to 1.1%. Actual margins under either election will be based on our senior debt credit ratings. At October 31, 2020, no amounts were outstanding under the unsecured revolving credit facility. We monitor counterparty risk associated with the institutional lenders that are providing the credit facility. We currently believe that the credit facility will be available to us should we choose to borrow under it.
On May 2, 2019 $400 million was outstanding on the term loan under the amended and restated credit agreement. Under this agreement we may, subject to certain customary conditions including lender approval, on one or more occasions increase commitments under the term loan in an amount not to exceed $400 million in the aggregate. The term loan accrues interest at rates that are equal to, at our election, either Bank of America's alternate base rate plus a margin that ranges from 0.0% to 0.125% or LIBOR plus a margin that ranges from 0.625% to 1.125%. Actual margins under either election will be based on our senior debt credit ratings. The term loan is subject to quarterly principal payments of $12.5 million through October 31, 2020 with the balance payable on February 1, 2021. At October 31, 2020, $325 million was outstanding under the term loan.
The amended and restated credit agreement includes customary affirmative and negative covenants, including financial covenants that require us to maintain a ratio of total gross debt to annual earnings before interest, taxes, depreciation and amortization (EBITDA) of not greater than 3.25 to 1.00 as of any date and a ratio of annual EBITDA to annual interest expense of not less than 3.00 to 1.00 as of the last day of each fiscal quarter. As of October 31, 2020 we were compliant with all required covenants.
Secured Revolving Credit Facility
On February 19, 2019, a subsidiary of Intuit entered into a two-year $300 million secured revolving credit facility with a lender. The revolving credit facility is secured by cash and receivables of the subsidiary and is non-recourse to Intuit Inc. Advances under this secured revolving credit facility are used to fund a portion of our loans to qualified small businesses and accrue interest at LIBOR plus 2.39%. Unused portions of the credit facility accrue interest at a rate of 0.50%. On March 2, 2020, we amended the secured revolving credit facility to extend the commitment term from February 19, 2021 to February 19, 2022 and the final maturity date from August 19, 2021 to August 19, 2022. The agreement includes certain affirmative and negative covenants, including financial covenants that require the subsidiary to maintain specified financial ratios. As of October 31, 2020 we were compliant with all required covenants. At October 31, 2020, $48 million was outstanding under this facility, with a weighted-average interest rate of 5.7%, which includes the unused facility fee. The outstanding balance is secured by cash and receivables of the subsidiary totaling $146 million.

Cash Held by Foreign Subsidiaries
Our cash, cash equivalents, and investments totaled $5.8 billion at October 31, 2020. Approximately 4% of those funds were held by our foreign subsidiaries and subject to repatriation tax considerations. These foreign funds were located primarily in the United Kingdom, Canada, and India. As a result of the 2017 Tax Cuts and Jobs Act we do not expect to pay incremental U.S. taxes on repatriation. We have recorded income tax expense for Canada and India withholding taxes on earnings that are not permanently reinvested. In the event that funds from foreign operations are repatriated to the United States, we would pay withholding taxes at that time.

Intuit Q1 Fiscal 2021 Form 10-Q	39

Off-Balance Sheet Arrangements
At October 31, 2020, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.
Contractual Obligations
We presented our contractual obligations at July 31, 2020 in our Annual Report on Form 10-K for the fiscal year then ended. There were no significant changes to our contractual obligations during the first three months of fiscal 2021.
Recent Accounting Pronouncements
For a description of recent accounting pronouncements, if any, and the potential impact of these pronouncements on our condensed consolidated financial statements, see Note 1 to the financial statements in Part I, Item 1 of this Quarterly Report.

Intuit Q1 Fiscal 2021 Form 10-Q	40

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes to our quantitative and qualitative disclosures about market risk during the three months ended October 31, 2020. See Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended July 31, 2020 for a detailed discussion of our market risks.

Intuit Q1 Fiscal 2021 Form 10-Q	41

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

Intuit Q1 Fiscal 2021 Form 10-Q	42

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
The COVID-19 pandemic has caused economic instability and uncertainty globally and has had a negative impact, and may in the future have a material adverse impact, on our business. The COVID-19 pandemic has negatively impacted our small business results as a significant number of small businesses have closed or scaled back their offerings, particularly in light of shelter-in-place and similar directives. The severity and duration of the pandemic's impact on our operational and financial performance are uncertain and will depend on many factors beyond our control. Potential and current negative impacts of the pandemic include, but are not limited to, the following:
•Reduction in customer demand for our products and services, decreased consumer spending levels, reduced small business payment charge volumes and payrolls and potential decreases in the number of tax returns filed could materially harm our results of operations.
•The extension of federal and state tax filing deadlines for the 2019 tax year changed the seasonality of our business, making our revenue and operating results more difficult to predict. Any future regulatory decisions could further increase the difficulty of forecasting our revenue and operating results, which could cause our business to materially suffer.
•There are new and more frequent attempts by malicious third parties seeking to take advantage of the pandemic to fraudulently gain access to our systems, which could cause us to expend significant resources to remediate and could damage our reputation.
•Changes to our business operations and the operations of our third-party partners, such as increased use of videoconferencing, the shift to working from home, and the complexity of resuming operations in our offices, has introduced new security and execution risks that could cause us to experience substantial financial losses, lose the confidence of our customers and government agencies and harm our revenues and earnings.
•Potential disruption of services on which we rely to deliver our services to our customers, including our third-party customer success partners and financial institutions, could prevent us or our service providers from delivering critical services to our customers or accepting and fulfilling customer orders, any of which could materially and adversely affect our business or reputation.
•Increased, divergent and changing governmental regulations, such as shelter-in-place orders and closures of work facilities, schools, public buildings and businesses, could make it considerably more difficult to develop, enhance and support our products and services, which may cause our results of operations and financial condition to suffer.
•Failure to realize some or all of the anticipated benefits of our mergers and acquisitions activities for reasons related to the pandemic may cause us to experience losses that result in significant harm to our operating results or financial condition.

Intuit Q1 Fiscal 2021 Form 10-Q	43

•We may be unable to obtain financing in the current economic environment on terms that are favorable or acceptable to us, or at all, which could impair our cash flows and restrict our ability to execute on our strategic initiatives and react to changes in our business or the environment.
•As a result of financial hardship experienced by our customers related to the pandemic, we may experience higher than normal customer refunds and a significant increase in risk of collecting customer payments or loans receivable, which could harm our results of operations.
•There could be increased volatility in our stock price related to the pandemic, which could result in the loss of some or all of the value of an investment in Intuit.
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

Intuit Q1 Fiscal 2021 Form 10-Q	44

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

Intuit Q1 Fiscal 2021 Form 10-Q	45

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
We have acquired and may continue to acquire companies, products, technologies and talent that complement our strategic direction, both in and outside the United States. Acquisitions, including our pending acquisition of Credit Karma (the "Transaction"), involve significant risks and uncertainties, including:
•inability to successfully integrate the acquired technology, data assets and operations into our business and maintain uniform standards, controls, policies, and procedures;
•inability to realize synergies expected to result from an acquisition;
•disruption of our ongoing business and distraction of management;
•challenges retaining the key employees, customers, resellers and other business partners of the acquired operation;
•the internal control environment of an acquired entity may not be consistent with our standards or with regulatory requirements, and may require significant time and resources to align or rectify;
•unidentified issues not discovered in our due diligence process, including product or service quality issues, intellectual property issues and legal contingencies;
•failure to successfully further develop an acquired business or technology and any resulting impairment of amounts currently capitalized as intangible assets;
•risks associated with businesses we acquire or invest in, which may differ from or be more significant than the risks our other businesses face;
•in the case of foreign acquisitions and investments, the impact of particular economic, tax, currency, political, legal and regulatory risks associated with specific countries; and
•to the extent we use debt to fund acquisitions or for other purposes, our interest expense and leverage will increase significantly, and to the extent we issue equity securities as consideration in an acquisition, current shareholders’ percentage ownership and earnings per share will be diluted.
We have divested and may in the future divest certain assets or businesses that no longer fit with our strategic direction or growth targets. Divestitures involve significant risks and uncertainties, including:
•inability to find potential buyers on favorable terms;
•failure to effectively transfer liabilities, contracts, facilities and employees to buyers;
•requirements that we retain or indemnify buyers against certain liabilities and obligations;
•the possibility that we will become subject to third-party claims arising out of such divestiture;
•challenges in identifying and separating the intellectual property and data to be divested from the intellectual property and data that we wish to retain;
•inability to reduce fixed costs previously associated with the divested assets or business;
•challenges in collecting the proceeds from any divestiture;
•disruption of our ongoing business and distraction of management;
•loss of key employees who leave us as a result of a divestiture; and
•if customers or partners of the divested business do not receive the same level of service from the new owners, our other businesses may be adversely affected, to the extent that these customers or partners also purchase other products offered by us or otherwise conduct business with our retained business.
In addition, any acquisition or divestiture that we announce may not be completed if closing conditions are not satisfied. Because acquisitions and divestitures are inherently risky, our transactions may not be successful and may, in some cases, harm our operating results or financial condition. In particular, the completion of the Transaction is subject to the satisfaction or

Intuit Q1 Fiscal 2021 Form 10-Q	46

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

Intuit Q1 Fiscal 2021 Form 10-Q	47

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

Intuit Q1 Fiscal 2021 Form 10-Q	48

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
Our tax businesses must effectively handle extremely heavy customer demand during critical peak periods, which typically occur from January until April of each year. We face significant risks in maintaining adequate service levels during these peak periods when we derive a substantial portion of our overall revenue from the tax businesses. Any interruptions in our online tax preparation or electronic filing service at any time during the tax season, particularly during a peak period, could result in significantly decreased revenue, lost customers, unexpected refunds of customer charges, negative publicity and increased operating costs, any of which could significantly harm our business, financial condition and results of operations.
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

Intuit Q1 Fiscal 2021 Form 10-Q	49

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

Intuit Q1 Fiscal 2021 Form 10-Q	50

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
In addition to uncertainty about our ability to generate revenues from our foreign operations and expand into international markets, there are risks inherent in doing business internationally, including:
•different or more restrictive privacy, data protection, data localization, and other laws that could require us to make changes to our products, services and operations, such as mandating that certain types of data collected in a particular country be stored and/or processed within that country;
•difficulties in developing, staffing, and simultaneously managing a large number of varying foreign operations as a result of distance, language, and cultural differences;
•stringent local labor laws and regulations;
•credit risk and higher levels of payment fraud;
•profit repatriation restrictions, and foreign currency exchange restrictions;
•geopolitical events, including natural disasters, acts of war and terrorism, and health emergencies, including divergent governmental responses thereto across the jurisdictions in which we operate;
•import or export regulations;
•compliance with the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act, and laws and regulations of other jurisdictions prohibiting corrupt payments to government officials and other third parties;

Intuit Q1 Fiscal 2021 Form 10-Q	51

•antitrust and competition regulations;
•potentially adverse tax developments;
•economic uncertainties relating to European sovereign and other debt;
•trade barriers and changes in trade regulations;
•political or social unrest, economic instability, repression, or human rights issues; and
•risks related to other government regulation or required compliance with local laws.
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

Intuit Q1 Fiscal 2021 Form 10-Q	52

we are unable to engineer products that meet these evolving requirements or help our customers meet their obligations under these or other new data regulations, we might experience reduced demand for our offerings. Further, penalties for non-compliance with these laws may be significant.
In addition, the evolution of global privacy treaties and frameworks has created compliance uncertainty and increased complexity. For example, the recent judicial invalidation of the EU-U.S. and Swiss-U.S. Privacy Shield frameworks that we relied on to transfer data has created additional compliance challenges for the transfer of EU personal data to the U.S. While we rely on alternative methods for the transfer of this data, ongoing legal challenges to these and other transfer mechanisms could cause us to incur costs or change our business practices in a manner adverse to our business.
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

Intuit Q1 Fiscal 2021 Form 10-Q	53

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

Intuit Q1 Fiscal 2021 Form 10-Q	54

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
Our acquisitions have resulted in significant expenses, including amortization and impairment of acquired technology and other acquired intangible assets, and impairment of goodwill. Total costs and expenses in these categories were $28 million in fiscal 2020; $26 million in fiscal 2019; and $21 million in fiscal 2018. Although under current accounting rules goodwill is not amortized, we may incur impairment charges related to the goodwill already recorded and to goodwill arising out of future acquisitions. We test the impairment of goodwill annually in our fourth fiscal quarter or more frequently if indicators of impairment arise. The timing of the formal annual test may result in charges to our statement of operations in our fourth fiscal quarter that may not have been reasonably foreseen in prior periods. At October 31, 2020, we had $1.7 billion in goodwill and $63 million in net acquired intangible assets on our condensed consolidated balance sheet, both of which may be subject to impairment charges in the future. New acquisitions, and any impairment of the value of acquired intangible assets, may have a significant negative impact on our future financial results.
We have incurred indebtedness and may incur other debt in the future, which may adversely affect our financial condition and future financial results.
As of October 31, 2020, we had an aggregate of $2.4 billion of indebtedness outstanding under our credit facilities and our senior unsecured notes. Under the agreements governing our indebtedness, we are permitted to incur additional debt. This debt, and any debt that we may incur in the future, may adversely affect our financial condition and future financial results by, among other things:
•increasing our vulnerability to downturns in our business, to competitive pressures and to adverse economic and industry conditions;
•requiring the dedication of a portion of our expected cash from operations to service our indebtedness, thereby reducing the amount of expected cash flow available for other purposes, including capital expenditures, share repurchases and acquisitions; and
•limiting our flexibility in planning for, or reacting to, changes in our businesses and our industries.
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

Intuit Q1 Fiscal 2021 Form 10-Q	55

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

Intuit Q1 Fiscal 2021 Form 10-Q	56

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Stock repurchase activity during the three months ended October 31, 2020 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans
August 1, 2020 through August 31, 2020	—	$—	—	$2,370,765,174
September 1, 2020 through September 30, 2020	—	$—	—	$2,370,765,174
October 1, 2020 through October 31, 2020	—	$—	—	$2,370,765,174
Total	—	$—	—
Note: On August 19, 2016 we announced a plan under which we are authorized to repurchase up to $2 billion of our common stock. On August 21, 2018 our Board approved a new stock repurchase program under which we are authorized to repurchase up to an additional $2 billion of our common stock. At October 31, 2020, authorization from our Board of Directors to expend up to $2.4 billion remained available under these plans. In connection with our pending acquisition of Credit Karma, we have temporarily suspended share repurchases.

ITEM 6 - EXHIBITS
See the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q.

Intuit Q1 Fiscal 2021 Form 10-Q	57

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTUIT INC. (Registrant)
Date:	November 19, 2020	By:	/s/ MICHELLE M. CLATTERBUCK
Michelle M. Clatterbuck
Executive Vice President and Chief Financial Officer (Authorized Officer and Principal Financial Officer)

Intuit Q1 Fiscal 2021 Form 10-Q	58

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference

10.01+	Amended and Restated Intuit Inc. Performance Incentive Plan, adopted October 28, 2020	X

31.01	Certification of Chief Executive Officer	X

31.02	Certification of Chief Financial Officer	X

32.01*	Section 1350 Certification (Chief Executive Officer)	X

32.02*	Section 1350 Certification (Chief Financial Officer)	X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X

101.SCH	XBRL Taxonomy Extension Schema	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X
________________________________

*	This exhibit is intended to be furnished and shall not be deemed “filed” for purposes of the Securities Exchange Act of 1934, as amended.

Intuit Q1 Fiscal 2021 Form 10-Q	59