Form 10-Q
period 2021-01-31
INTUIT INC
filed 2021-02-23
CIK 896878

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended January 31, 2021
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 273,839,879 shares of Common Stock, $0.01 par value, were outstanding at February 16, 2021.

INTUIT INC. FORM 10-Q INDEX
Intuit, the Intuit logo, QuickBooks, TurboTax, Mint, Lacerte, ProSeries, Intuit ProConnect, Credit Karma, and the Credit Karma logo, among others, are registered trademarks and/or registered service marks of Intuit Inc., or one of its subsidiaries, in the United States and other countries. Other parties’ marks are the property of their respective owners.

Intuit Q2 Fiscal 2021 Form 10-Q	2

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
•our belief that the credit facilities will be available to us should we choose to borrow under them; and
•our assessments and beliefs regarding the future developments and outcomes of pending legal proceedings and inquiries by regulatory authorities, the liability, if any, that Intuit may incur as a result of those proceedings and inquiries, and the impact of any potential losses or expenses associated with such proceedings or inquiries on our financial statements.
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

Intuit Q2 Fiscal 2021 Form 10-Q	3

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

INTUIT INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended		Six Months Ended
(In millions, except per share amounts)	January 31, 2021	January 31, 2020	January 31, 2021	January 31, 2020
Net revenue:
Product	$495	$545	$862	$898
Service and other	1,081	1,151	2,037	1,963
Total net revenue	1,576	1,696	2,899	2,861
Costs and expenses:
Cost of revenue:
Cost of product revenue	22	24	37	41
Cost of service and other revenue	331	310	565	577
Amortization of acquired technology	14	6	21	12
Selling and marketing	580	593	942	976
Research and development	368	333	693	667
General and administrative	250	159	419	305
Amortization of other acquired intangible assets	36	1	38	3
Total costs and expenses	1,601	1,426	2,715	2,581
Operating income (loss)	(25)	270	184	280
Interest expense	(7)	(3)	(15)	(5)
Interest and other income, net	54	15	63	29
Income before income taxes	22	282	232	304
Income tax provision	2	42	14	7
Net income	$20	$240	$218	$297

Basic net income per share	$0.07	$0.92	$0.82	$1.14
Shares used in basic per share calculations	270	261	266	261

Diluted net income per share	$0.07	$0.91	$0.81	$1.13
Shares used in diluted per share calculations	273	264	269	264

Cash dividends declared per common share	$0.59	$0.53	$1.18	$1.06
See accompanying notes.

Intuit Q2 Fiscal 2021 Form 10-Q	4

INTUIT INC. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended		Six Months Ended
(In millions)	January 31, 2021	January 31, 2020	January 31, 2021	January 31, 2020

Net income	$20	$240	$218	$297
Other comprehensive income (loss), net of income taxes:
Unrealized gain (loss) on available-for-sale debt securities	—	1	(1)	2
Foreign currency translation gain (loss)	12	(1)	10	(1)
Total other comprehensive income, net	12	—	9	1
Comprehensive income	$32	$240	$227	$298
See accompanying notes.

Intuit Q2 Fiscal 2021 Form 10-Q	5

INTUIT INC. CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(In millions)	January 31, 2021	July 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$1,952	$6,442
Investments	786	608
Accounts receivable, net	465	149
Income taxes receivable	153	12
Prepaid expenses and other current assets	312	314
Current assets before funds held for customers	3,668	7,525
Funds held for customers	426	455
Total current assets	4,094	7,980
Long-term investments	41	19
Property and equipment, net	792	734
Operating lease right-of-use assets	392	226
Goodwill	5,598	1,654
Acquired intangible assets, net	3,384	28
Long-term deferred income taxes	6	65
Other assets	291	225
Total assets	$14,598	$10,931

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$325	$1,338
Accounts payable	486	305
Accrued compensation and related liabilities	326	482
Deferred revenue	752	652
Other current liabilities	362	297
Current liabilities before customer fund deposits	2,251	3,074
Customer fund deposits	426	455
Total current liabilities	2,677	3,529
Long-term debt	2,033	2,031
Long-term deferred income tax liabilities	580	2
Operating lease liabilities	391	221
Other long-term obligations	49	42
Total liabilities	5,730	5,825
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock and additional paid-in capital	10,212	6,182
Treasury stock, at cost	(12,104)	(11,929)
Accumulated other comprehensive loss	(23)	(32)
Retained earnings	10,783	10,885
Total stockholders’ equity	8,868	5,106
Total liabilities and stockholders’ equity	$14,598	$10,931
See accompanying notes

Intuit Q2 Fiscal 2021 Form 10-Q	6

INTUIT INC. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)

	Three Months Ended January 31, 2021
(In millions, except shares in thousands)	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
Balance at October 31, 2020	262,707	$6,283	$(11,929)	$(35)	$10,926	$5,245
Comprehensive income	—	—	—	12	20	32
Issuance of stock under employee stock plans, net of shares withheld for employee taxes	400	(49)	—	—	—	(49)
Stock repurchases under stock repurchase programs	(470)	—	(175)	—	—	(175)
Dividends and dividend rights declared ($0.59 per share)	—	—	—	—	(163)	(163)
Share-based compensation expense	—	180	—	—	—	180
Issuance of stock in business combination	11,324	3,798	—	—	—	3,798
Balance at January 31, 2021	273,961	$10,212	$(12,104)	$(23)	$10,783	$8,868

	Six Months Ended January 31, 2021
(In millions, except shares in thousands)	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
Balance at July 31, 2020	261,740	$6,182	$(11,929)	$(32)	$10,885	$5,106
Comprehensive income	—	—	—	9	218	227
Issuance of stock under employee stock plans, net of shares withheld for employee taxes	1,367	(60)	—	—	—	(60)
Stock repurchases under stock repurchase programs	(470)	—	(175)	—	—	(175)
Dividends and dividend rights declared ($1.18 per share)	—	—	—	—	(320)	(320)
Share-based compensation expense	—	292	—	—	—	292
Issuance of stock in business combination	11,324	3,798	—	—	—	3,798
Balance at January 31, 2021	273,961	$10,212	$(12,104)	$(23)	$10,783	$8,868

	Three Months Ended January 31, 2020
(In millions, except shares in thousands)	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
Balance at October 31, 2019	260,355	$5,881	$(11,750)	$(35)	$9,537	$3,633
Comprehensive income	—	—	—	—	240	240
Issuance of stock under employee stock plans, net of shares withheld for employee taxes	686	25	—	—	—	25
Stock repurchases under stock repurchase programs	(524)	—	(139)	—	—	(139)
Dividends and dividend rights declared ($0.53 per share)	—	—	—	—	(140)	(140)
Share-based compensation expense	—	108	—	—	—	108
Balance at January 31, 2020	260,517	$6,014	$(11,889)	$(35)	$9,637	$3,727

	Six Months Ended January 31, 2020
(In millions, except shares in thousands)	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
Balance at July 31, 2019	260,180	$5,775	$(11,611)	$(36)	$9,621	$3,749
Comprehensive income	—	—	—	1	297	298
Issuance of stock under employee stock plans, net of shares withheld for employee taxes	1,376	19	—	—	—	19
Stock repurchases under stock repurchase programs	(1,039)	—	(278)	—	—	(278)
Dividends and dividend rights declared ($1.06 per share)	—	—	—	—	(281)	(281)
Share-based compensation expense	—	220	—	—	—	220
Balance at January 31, 2020	260,517	$6,014	$(11,889)	$(35)	$9,637	$3,727
See accompanying notes.

Intuit Q2 Fiscal 2021 Form 10-Q	7

INTUIT INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended
(In millions)	January 31, 2021	January 31, 2020
Cash flows from operating activities:
Net income	$218	$297
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	77	98
Amortization of acquired intangible assets	60	16
Non-cash operating lease cost	28	32
Share-based compensation expense	291	218
Deferred income taxes	11	(30)
Other	(48)	4
Total adjustments	419	338
Originations of loans held for sale	(41)	—
Sale and principal payments of loans held for sale	143	—
Changes in operating assets and liabilities:
Accounts receivable	(178)	(516)
Income taxes receivable	(82)	13
Prepaid expenses and other assets	(63)	(82)
Accounts payable	87	175
Accrued compensation and related liabilities	(269)	(121)
Deferred revenue	90	51
Operating lease liabilities	(27)	(28)
Other liabilities	27	63
Total changes in operating assets and liabilities	(415)	(445)
Net cash provided by operating activities	324	190
Cash flows from investing activities:
Purchases of corporate and customer fund investments	(535)	(357)
Sales of corporate and customer fund investments	89	73
Maturities of corporate and customer fund investments	265	287
Purchases of property and equipment	(71)	(68)
Acquisitions of businesses, net of cash acquired	(3,045)	—
Originations of term loans to small businesses	(70)	(166)
Principal repayments of term loans from small businesses	53	155
Other	48	(20)
Net cash used in investing activities	(3,266)	(96)
Cash flows from financing activities:
Repayments on borrowings under unsecured revolving credit facility	(1,000)	—
Repayment of debt	(13)	(25)
Proceeds from issuance of stock under employee stock plans	108	121
Payments for employee taxes withheld upon vesting of restricted stock units	(168)	(104)
Cash paid for purchases of treasury stock	(164)	(278)
Dividends and dividend rights paid	(321)	(280)
Net change in customer fund deposits	(29)	25
Other	—	(1)

Intuit Q2 Fiscal 2021 Form 10-Q	8

Net cash used in financing activities	(1,587)	(542)
Effect of exchange rates on cash, cash equivalents, restricted cash, and restricted cash equivalents	10	(2)
Net decrease in cash, cash equivalents, restricted cash, and restricted cash equivalents	(4,519)	(450)
Cash, cash equivalents, restricted cash, and restricted cash equivalents at beginning of period	6,697	2,352
Cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period	$2,178	$1,902

Reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents reported within the condensed consolidated balance sheets to the total amounts reported on the condensed consolidated statements of cash flows
Cash and cash equivalents	$1,952	$1,641
Restricted cash and restricted cash equivalents included in funds held for customers	226	261
Total cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period	$2,178	$1,902

Supplemental schedule of non-cash investing activities:
Issuance of common stock in a business combination	$3,798	$—
See accompanying notes.

Intuit Q2 Fiscal 2021 Form 10-Q	9

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
Our flagship brands, QuickBooks, TurboTax and Mint, help customers run their small businesses, pay employees and send invoices, separate business and personal expenses, track their money, and file income taxes. ProSeries and Lacerte are our leading tax preparation offerings for professional accountants. On December 3, 2020 we acquired Credit Karma, Inc. (Credit Karma), a consumer technology platform that enables us to provide personalized financial offers to members including credit cards, loans, insurance, and savings and checking accounts. Incorporated in 1984 and headquartered in Mountain View, California, we sell our products and services primarily in the United States.

Basis of Presentation
These condensed consolidated financial statements include the financial statements of Intuit and its wholly owned subsidiaries. We have eliminated all significant intercompany balances and transactions in consolidation. We have included all adjustments, consisting only of normal recurring items, which we considered necessary for a fair presentation of our financial results for the interim periods presented. We have reclassified certain amounts previously reported in our financial statements to conform to the current presentation, including amounts related to reportable segments. In August 2020, we reorganized certain technology and customer success functions that support and benefit our overall platform. Additionally, certain legal, facility and employee service costs are now managed at the corporate level. As a result, these costs are no longer included in segment operating income and are now included in other corporate expenses. For the three and six months ended January 31, 2020, we reclassified $45 million and $88 million from Small Business & Self-Employed, $28 million and $53 million from Consumer, and $4 million and $7 million from ProConnect to other corporate expenses. In August 2020, we also renamed our Strategic Partner segment as the ProConnect segment. This segment continues to serve professional accountants. See Note 12, "Segment Information," for more information.
On December 3, 2020 we acquired Credit Karma, a consumer technology platform. We have included the results of operations for Credit Karma in our condensed consolidated statements of operations from the date of acquisition. Credit Karma operates as a separate reportable segment. See Note 12, "Segment Information," for more information.
These unaudited condensed consolidated financial statements and accompanying notes should be read together with the audited consolidated financial statements in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2020. Results for the six months ended January 31, 2021 do not necessarily indicate the results we expect for the fiscal year ending July 31, 2021 or any other future period.

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
During fiscal 2021 the IRS began accepting and processing returns on February 12, 2021, as opposed to January 27, 2020 in the prior year. As a result, revenue during our second quarter of fiscal 2021 was lower compared to the same quarter of fiscal 2020.

Significant Accounting Policies
We describe our significant accounting policies in Note 1 to the financial statements in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2020. See the discussion of changes to our policy for revenue recognition due to the acquisition of Credit Karma below and the adoption of accounting pronouncements in "Accounting Standards Recently

Intuit Q2 Fiscal 2021 Form 10-Q	10

Adopted" below. There have been no other changes to our significant accounting policies during the first six months of fiscal 2021.
Revenue Recognition Update
Revenue from our Credit Karma segment is primarily comprised of revenue from the delivery of qualified links that result in completed actions, or cost-per-action transactions. Credit Karma also generates revenue from cost-per-click, cost-per-lead, and to a lesser extent, cost-per-advertisement impression transactions. All revenue from our Credit Karma segment is included in service and other revenue on our condensed consolidated statement of operations.
Cost-per-action revenue is earned based on a pre-determined fee for approved actions such as when credit cards are issued or when personal loans and other loans to businesses are funded and is recognized as the actions are completed.
Cost-per-click and cost-per-lead revenue is primarily related to mortgage and insurance businesses. Cost-per-click revenue is earned as users click on our customers' advertisements and is recognized based on the number of clicks recorded each month. Cost-per-lead revenue is earned via customer advertisements that allow the generation of leads from consumers interested in the advertised products and is recognized at the time a consumer request or lead is delivered to the customer.

Use of Estimates
In preparing our condensed consolidated financial statements in accordance with U.S. generally accepted accounting principles (GAAP), we make certain judgments, estimates, and assumptions that affect the amounts reported in our financial statements and the disclosures made in the accompanying notes. For example, we use judgments and estimates in determining how revenue should be recognized. These judgments and estimates include identifying performance obligations, determining if the performance obligations are distinct, determining the standalone sales price (SSP) and timing of revenue recognition for each distinct performance obligation, and estimating variable consideration to be included in the transaction price. We use estimates in determining the collectibility of accounts receivable and notes receivable, the appropriate levels of various accruals including accruals for litigation contingencies, the discount rate used to calculate lease liabilities, the amount of our worldwide tax provision, the realizability of deferred tax assets, the credit losses of available-for-sale debt securities, and the fair value of assets acquired and liabilities assumed for business combinations. We also use estimates in determining the remaining economic lives and fair values of acquired intangible assets, property and equipment, and other long-lived assets. In addition, we use assumptions to estimate the fair value of reporting units and share-based compensation. Despite our intention to establish accurate estimates and use reasonable assumptions, actual results may differ from our estimates. Additionally, in the context of the ongoing global COVID-19 pandemic, while there has been no material impact on our estimates to date, in future periods, facts and circumstances could change and impact our estimates.

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

Intuit Q2 Fiscal 2021 Form 10-Q	11

The following table presents the composition of shares used in the computation of basic and diluted net income per share for the periods indicated.

	Three Months Ended		Six Months Ended
(In millions, except per share amounts)	January 31, 2021	January 31, 2020	January 31, 2021	January 31, 2020
Numerator:
Net income	$20	$240	$218	$297

Denominator:
Shares used in basic per share amounts:
Weighted average common shares outstanding	270	261	266	261

Shares used in diluted per share amounts:
Weighted average common shares outstanding	270	261	266	261
Dilutive common equivalent shares from stock options
and restricted stock awards	3	3	3	3
Dilutive weighted average common shares outstanding	273	264	269	264

Basic and diluted net income per share:
Basic net income per share	$0.07	$0.92	$0.82	$1.14

Diluted net income per share	$0.07	$0.91	$0.81	$1.13

Shares excluded from diluted net income per share:
Weighted average stock options and restricted stock units that have been excluded from dilutive common equivalent shares outstanding due to their anti-dilutive effect	1	—	1	—

Deferred Revenue
We record deferred revenue when we have entered into a contract with a customer and cash payments are received or due prior to transfer of control or satisfaction of the related performance obligation. During the three and six months ended January 31, 2021, we recognized revenue of $144 million and $543 million, respectively, that was included in deferred revenue at July 31, 2020. During the three and six months ended January 31, 2020, we recognized revenue of $154 million and $509 million, respectively, that was included in deferred revenue at July 31, 2019.
Our performance obligations are generally satisfied within 12 months of the initial contract date. As of January 31, 2021 and July 31, 2020, the deferred revenue balance related to performance obligations that will be satisfied after 12 months was $7 million and $13 million, respectively, and is included in other long-term obligations on our condensed consolidated balance sheets.

Notes Receivable and Allowances for Loan Losses
Notes receivable held for investment consist of term loans to small businesses and are included in prepaid expenses and other current assets and other assets on our condensed consolidated balance sheets. As of January 31, 2021 and July 31, 2020, the notes receivable balances were $62 million and $40 million, respectively, and the allowances for loan losses were not material. The term loans are not secured and are recorded at amortized cost, net of allowances for loan losses. We maintain an allowance for loan losses to reserve for potentially uncollectible notes receivable. We evaluate the creditworthiness of our loan portfolio on a pooled basis due to its composition of small, homogeneous loans with similar general credit risk and characteristics and apply a loss rate at the time of loan origination. The loss rate and underlying model are updated periodically to reflect actual loan performance and changes in assumptions. We make judgments about the known and inherent risks in the loan portfolio, adverse situations that may affect borrowers’ ability to repay and current economic conditions. When we determine that amounts are uncollectible, we write them off against the allowance.
Paycheck Protection Program – In April 2020, Intuit was approved as a non-bank Small Business Administration (SBA) lender for the Paycheck Protection Program (PPP). The PPP was authorized under the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) to provide small businesses loans to pay payroll and group health costs, salaries and commissions, mortgage and rent payments, utilities, and interest on other debt which is designed to provide assistance to small businesses during the COVID-19 pandemic. Lending under the program expired on August 8, 2020. All of the loans held for sale under this program have been sold. When loans under this program do not qualify to be sold, they are held for investment. As of January 31, 2021 and July 31, 2020, PPP loans held for investment were not material and are included in prepaid expenses and other current assets and other assets on our condensed consolidated balance sheets. The SBA re-opened the PPP in January 2021 under the Coronavirus Response and Relief Supplemental Appropriations Act of 2021. We are marketing and referring small businesses to another lender under the re-opened program, but will not be originating or servicing loans in this round of the program.

Intuit Q2 Fiscal 2021 Form 10-Q	12

Concentration of Credit Risk and Significant Customers
No customer accounted for 10% or more of total net revenue in the three or six months ended January 31, 2021 or January 31, 2020. Due to the seasonality of our consumer tax offerings, one large retailer accounted for 12% of gross accounts receivable at January 31, 2021. No customer accounted for 10% or more of gross accounts receivable at July 31, 2020.

Accounting Standards Recently Adopted
Internal-Use Software – In August 2018 the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2018-15, “Intangibles—Goodwill and Other (Topic 350): Internal-Use Software.” This standard aligns the requirements for capitalizing implementation costs incurred in a cloud computing arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. We adopted this standard in the first quarter of our fiscal year beginning August 1, 2020 on a prospective basis. The adoption did not have a material impact on our condensed consolidated financial statements.
Goodwill Impairment – In January 2017 the FASB issued ASU 2017-04, “Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” This standard eliminates Step 2 from the goodwill impairment test. Instead, an entity should compare the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value, not to exceed the total amount of goodwill allocated to the reporting unit. We adopted this standard in the first quarter of our fiscal year beginning August 1, 2020 on a prospective basis and will apply the guidance during our annual goodwill impairment test for the year ending July 31, 2021. The adoption did not have a material impact on our condensed consolidated financial statements.
Financial Instruments – In June 2016 the FASB issued ASU 2016-13, “Financial Instruments—Credit Losses (Topic 326).” This standard requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. We adopted this standard in the first quarter of our fiscal year beginning August 1, 2020. The adoption did not have a material impact on our condensed consolidated financial statements.

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

Intuit Q2 Fiscal 2021 Form 10-Q	13

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table summarizes financial assets and financial liabilities that we measured at fair value on a recurring basis at the dates indicated, classified in accordance with the fair value hierarchy described above.

	January 31, 2021			July 31, 2020
(In millions)	Level 1	Level 2	Total Fair Value	Level 1	Level 2	Total Fair Value
Assets:
Cash equivalents, primarily money market funds and time deposits	$327	$—	$327	$5,765	$—	$5,765
Available-for-sale debt securities:
Municipal bonds	—	34	34	—	9	9
Corporate notes	—	869	869	—	752	752
U.S. agency securities	—	83	83	—	47	47
Total available-for-sale debt securities	—	986	986	—	808	808
Total assets measured at fair value on a recurring basis	$327	$986	$1,313	$5,765	$808	$6,573
Liabilities:
Senior unsecured notes(1)	$—	$2,017	$2,017	$—	$2,042	$2,042
(1) Carrying value on our balance sheets at January 31, 2021 and July 31, 2020 was $1.99 billion and $1.98 billion, respectively. See Note 7, “Long-Term Obligations and Commitments,” for more information.

The following table summarizes our cash equivalents and available-for-sale debt securities by balance sheet classification and level in the fair value hierarchy at the dates indicated.

	January 31, 2021			July 31, 2020
(In millions)	Level 1	Level 2	Total Fair Value	Level 1	Level 2	Total Fair Value
Cash equivalents:
In cash and cash equivalents	$327	$—	$327	$5,765	$—	$5,765
Available-for-sale debt securities:
In investments	$—	$786	$786	$—	$608	$608
In funds held for customers	—	200	200	—	200	200
Total available-for-sale debt securities	$—	$986	$986	$—	$808	$808
We value our Level 1 assets, consisting primarily of money market funds and time deposits, using quoted prices in active markets for identical instruments.
Financial assets whose fair values we measure on a recurring basis using Level 2 inputs consist of municipal bonds, corporate notes, and U.S. agency securities. We measure the fair values of these assets with the help of a pricing service that either provides quoted market prices in active markets for identical or similar securities or uses observable inputs for their pricing without applying significant adjustments. Our fair value processes include controls designed to ensure that we record appropriate fair values for our Level 2 investments. These controls include comparison to pricing provided by a secondary pricing service or investment manager, validation of pricing sources and models, review of key model inputs, analysis of period-over-period price fluctuations, and independent recalculation of prices where appropriate.
Financial assets whose fair values we measure using Level 3 inputs consist of loans held for sale. These loans are recorded at the lower of cost or fair value and totaled $98 million at July 31, 2020. The difference between cost and fair value on that date was not material. We had no loans held for sale at January 31, 2021.
Financial liabilities whose fair values we measure using Level 2 inputs consist of senior unsecured notes. See Note 7, “Long-Term Obligations and Commitments,” for more information. We measure the fair value of our senior unsecured notes based on their trading prices and the interest rates we could obtain for other borrowings with similar terms.
There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the six months ended January 31, 2021.

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

Intuit Q2 Fiscal 2021 Form 10-Q	14

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

	January 31, 2021		July 31, 2020
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Classification on condensed consolidated balance sheets:
Cash and cash equivalents	$1,952	$1,952	$6,442	$6,442
Investments	781	786	600	608
Funds held for customers	426	426	455	455
Total cash and cash equivalents, investments, and funds held for customers	$3,159	$3,164	$7,497	$7,505
The following table summarizes our cash and cash equivalents, investments, and funds held for customers by investment category at the dates indicated.

	January 31, 2021		July 31, 2020
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Type of issue:
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$2,178	$2,178	$6,697	$6,697
Available-for-sale debt securities:
Municipal bonds	34	34	9	9
Corporate notes	864	869	744	752
U.S. agency securities	83	83	47	47
Total available-for-sale debt securities	981	986	800	808
Total cash, cash equivalents, restricted cash, restricted cash equivalents, and investments	$3,159	$3,164	$7,497	$7,505
We use the specific identification method to compute gains and losses on investments. We include realized gains and losses on our available-for-sale debt securities in interest and other income on our condensed consolidated statements of operations. Gross realized gains and losses on our available-for-sale debt securities for the six months ended January 31, 2021 and January 31, 2020 were not significant.
We accumulate unrealized gains and losses on our available-for-sale debt securities, net of tax, in accumulated other comprehensive income or loss in the stockholders’ equity section of our condensed consolidated balance sheets, except for certain unrealized losses described below. Gross unrealized gains and losses on our available-for-sale debt securities at January 31, 2021 and July 31, 2020 were not significant.
For available-for sale debt securities in an unrealized loss position, we determine whether a credit loss exists. The estimate of the credit loss is determined by considering available information relevant to the collectibility of the security and information about past events, current conditions, and reasonable and supportable forecasts. The allowance for credit loss is recorded to interest and other income on our condensed consolidated statement of operations, not to exceed the amount of the unrealized loss. Any excess unrealized loss greater than the credit loss at a security level is recognized in accumulated other comprehensive income or loss in the stockholders' equity section of our condensed consolidated balance sheets. We determined there were no credit losses related to available-for-sale securities as of January 31, 2021. Unrealized losses on available-for-sale debt securities at January 31, 2021 were not significant. We do not intend to sell these investments. In addition, it is more likely than not that we will not be required to sell them before recovery of the amortized cost basis, which may be at maturity.

Intuit Q2 Fiscal 2021 Form 10-Q	15

The following table summarizes our available-for-sale debt securities, included in investments and funds held for customers, classified by the stated maturity date of the security at the dates indicated.

	January 31, 2021		July 31, 2020
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$414	$415	$389	$390
Due within two years	284	287	256	261
Due within three years	277	278	137	139
Due after three years	6	6	18	18
Total available-for-sale debt securities	$981	$986	$800	$808
Long-term investments represent non-marketable equity securities in privately held companies that do not have a readily determinable fair value. These investments are accounted for under the measurement alternative whereby we adjust the carrying value of these investments based on observable price changes from orderly transactions for identical or similar investments of the same issuer. As of January 31, 2021 and July 31, 2020, the carrying value of long-term investments was $41 million and $19 million, respectively, and adjustments to the carrying value of these investments for the six months ended January 31, 2021 were not significant.
The following table summarizes our funds held for customers by investment category at the dates indicated.

(In millions)	January 31, 2021	July 31, 2020
Restricted cash and restricted cash equivalents	$226	$255
Restricted available-for-sale debt securities	200	200
Total funds held for customers	$426	$455

(In millions)	January 31, 2020	July 31, 2019
Restricted cash and restricted cash equivalents	$261	$236
Restricted available-for-sale debt securities	200	200
Total funds held for customers	$461	$436

4. Goodwill and Acquired Intangible Assets

Goodwill
Changes in the carrying value of goodwill by reportable segment during the six months ended January 31, 2021 were as shown in the following table. Our reportable segments are described in Note 12, “Segment Information.”

(In millions)	Balance July 31, 2020	Goodwill Acquired	Foreign Currency Translation	Balance January 31, 2021
Small Business & Self-Employed	$1,518	$43	$1	$1,562
Consumer	42	—	—	42
ProConnect	94	—	1	95
Credit Karma	—	3,899	—	3,899
Totals	$1,654	$3,942	$2	$5,598
Goodwill is net of accumulated impairment losses of $114 million, which were recorded prior to July 31, 2020 and are included in our Consumer segment. The fiscal 2021 increase in goodwill in our new Credit Karma segment was primarily due to the acquisition of Credit Karma. See Note 5, "Business Combinations."

Intuit Q2 Fiscal 2021 Form 10-Q	16

Acquired Intangible Assets
The following table shows the cost, accumulated amortization and weighted average life in years for our acquired intangible assets at the dates indicated. The increases in intangible assets during the six months ended January 31, 2021 were primarily due to the acquisition of Credit Karma. See Note 5, "Business Combinations." The weighted average lives are calculated for assets that are not fully amortized.

(Dollars in millions)	Customer Lists / User Relationships	Purchased Technology	Trade Names and Logos	Covenants Not to Compete or Sue	Total

At January 31, 2021:
Cost	$3,038	$681	$400	$42	$4,161
Accumulated amortization	(282)	(426)	(29)	(40)	(777)
Acquired intangible assets, net	$2,756	$255	$371	$2	$3,384
Weighted average life in years	15	5	15	3	14

At July 31, 2020:
Cost	$256	$421	$25	$42	$744
Accumulated amortization	(248)	(404)	(25)	(39)	(716)
Acquired intangible assets, net	$8	$17	$—	$3	$28
Weighted average life in years	5	3	0	3	4
The following table shows the expected future amortization expense for our acquired intangible assets at January 31, 2021. Amortization of purchased technology is charged to cost of service and other revenue and to amortization of acquired technology in our consolidated statements of operations. Amortization of other acquired intangible assets such as customer lists is charged to amortization of other acquired intangible assets in our consolidated statements of operations. If impairment events occur, they could accelerate the timing of acquired intangible asset charges.

(In millions)	Expected Future Amortization Expense
Twelve months ending July 31,
2021 (excluding the six months ended January 31, 2021)	$136
2022	271
2023	263
2024	248
2025	247
Thereafter	2,219
Total expected future amortization expense	$3,384

5. Business Combinations

Credit Karma
On December 3, 2020 we acquired all of the outstanding shares of Credit Karma, a consumer technology platform. We acquired Credit Karma to help consumers unlock smart money decisions and accelerate our mission of powering prosperity around the world, by creating a personal financial assistant that helps consumers find the right financial products, put more money in their pockets and access financial expertise and advice. Credit Karma is a separate reportable segment. See Note 12, "Segment Information," for more information. We have included the financial results of Credit Karma in the condensed consolidated financial statements from the date of acquisition. For the three and six months ended January 31, 2021, the transaction costs associated with the acquisition were approximately $26 million and $31 million, respectively, and were recorded in general and administrative expenses.
We acquired Credit Karma for total consideration of $8.1 billion which included assumed equity awards and restricted shares subject to a revest provision.

Intuit Q2 Fiscal 2021 Form 10-Q	17

The fair value of the purchase price totaled $7.2 billion and included $3.4 billion in cash, 10.6 million shares of Intuit common stock with a fair value of $3.8 billion and assumed equity awards for services rendered through the acquisition date of $47 million.
We also issued shares of common stock with a fair value of $275 million which are restricted due to a revest provision, and will be expensed over a service period of three years. The share-based compensation expense related to these restricted shares is non-deductible for income tax purposes. Additionally, we assumed equity awards, for services to be rendered in the future, with a fair value of $663 million that will be charged to expense over the remaining service periods, which average approximately three years.
The fair value of the stock consideration is based on the December 2, 2020 closing price of Intuit common stock of $355.49.
As part of the merger agreement, following the close of the transaction, we issued approximately $300 million of restricted stock units to the employees of Credit Karma, which will be charged to expense over a service period of four years.
The preliminary allocation of the Credit Karma purchase price is as follows:

(In millions)	Amount
Cash and cash equivalents	$436
Accounts receivable, net	141
Income taxes receivable	59
Prepaid expenses and other current assets	8
Long-term investments	3
Property and equipment, net	63
Operating lease right-of-use assets	167
Goodwill	3,899
Intangible assets	3,372
Other assets	83
Accounts payable	(86)
Accrued compensation and related liabilities	(113)
Other current liabilities	(24)
Operating lease liabilities	(172)
Long-term deferred income tax liabilities	(632)
Other long-term obligations	(10)
Total preliminary purchase price allocation	$7,194
The excess of purchase consideration over the fair value of the net assets acquired was recorded as goodwill, which is primarily attributed to the assembled workforce of Credit Karma and the synergies expected to be achieved. This goodwill is assigned to the new Credit Karma segment and is non-deductible for income tax purposes. The fair values assigned to tangible assets acquired and liabilities assumed are preliminary based on management's estimates and assumptions and may be subject to change as additional information is received and certain tax returns are finalized. We expect to finalize the valuation as soon as practicable, but not later than one year from the acquisition date.
Intangible assets consist of user relationships, trade names/trademarks, purchased technology, and partner relationships. We amortize purchased intangible assets on a straight-line basis over their respective useful lives. The weighted average life of the total acquired identifiable intangible assets is 14.4 years. The following table presents the details of identifiable intangible assets acquired.

(In millions, except years)	Estimated Useful Life	Amount
User relationships	15 years	$2,781
Trade names/Trademarks	15 years	375
Purchased technology	6 years	216
Total identifiable intangible assets		$3,372

Intuit Q2 Fiscal 2021 Form 10-Q	18

The following table summarizes the long-term deferred income tax liabilities included in the purchase price allocation above:

(In millions)	Amount
Intangibles	$(847)
Federal and state net operating loss carryforwards	135
Federal research and experimentation credit carryforwards	45
Other, net	35
Total long-term deferred income tax liabilities	$(632)
The unaudited financial information in the table below summarizes the combined results of operations of Intuit and Credit Karma on a pro forma basis, as though the companies had been combined as of the beginning of our fiscal 2020. These pro forma results were based on estimates and assumptions, which we believe are reasonable. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of our fiscal 2020. The pro forma financial information assumes our senior unsecured notes were issued as of the beginning of our fiscal 2020 and includes adjustments to share-based compensation expense, amortization for acquired intangible assets, interest expense, transaction costs, capitalization and amortization of certain activities associated with the development of internal use software to conform with Intuit's accounting policy, and related tax effects.
The pro forma financial information for the three months ended January 31, 2021 combines our results for the three months ended January 31, 2021, which include the results of Credit Karma subsequent to December 3, 2020, and the historical results for Credit Karma for the one month ended November 30, 2020. The pro forma financial information for the six months ended January 31, 2021 combines our results for the six months ended January 31, 2021, which include the results of Credit Karma subsequent to December 3, 2020, and the historical results for Credit Karma for the three months ended September 30, 2020 and one month ended November 30, 2020. The pro forma financial information for the three and six months ended January 31, 2020 combines our historical results for those periods with the historical results of Credit Karma for the three and six months ended December 31, 2019.
The following table summarizes the pro forma financial information:

	Three Months Ended		Six Months Ended
(In millions)	January 31, 2021	January 31, 2020	January 31, 2021	January 31, 2020
Total revenue	$1,647	$1,958	$3,142	$3,381
Net income	$23	$120	$104	$78
Basic net income per share	$0.08	$0.44	$0.38	$0.29
Diluted net income per share	$0.08	$0.44	$0.38	$0.28

6. Current Liabilities

Short-Term Debt
On May 2, 2019 we entered into an amended and restated credit agreement with certain institutional lenders with an aggregate principal amount of $1.4 billion, including a $400 million unsecured term loan that matures on February 1, 2021 and a $1 billion unsecured revolving credit facility that matures on May 2, 2024.
Under the amended and restated agreement we may, subject to certain customary conditions including lender approval, on one or more occasions increase commitments under the term loan in an amount not to exceed $400 million in the aggregate. The term loan accrues interest at rates that are equal to, at our election, either Bank of America's alternate base rate plus a margin that ranges from 0.0% to 0.125% or the London Interbank Offered Rate (LIBOR) plus a margin that ranges from 0.625% to 1.125%. Actual margins under either election will be based on our senior debt credit ratings. The amended and restated credit agreement includes customary affirmative and negative covenants, including financial covenants that require us to maintain a ratio of total gross debt to annual earnings before interest, taxes, depreciation and amortization (EBITDA) of not greater than 3.25 to 1.00 as of any date and a ratio of annual EBITDA to annual interest expense of not less than 3.00 to 1.00 as of the last day of each fiscal quarter. As of January 31, 2021 we were compliant with all required covenants. The term loan is subject to quarterly principal payments of $12.5 million through October 31, 2020, with the balance payable on February 1, 2021. At January 31, 2021, $325 million was outstanding under the term loan and was classified as short-term debt on our condensed consolidated balance sheet. The carrying value of the term loan approximates its fair value. Interest on the term loan is payable monthly. We paid $2 million for interest on the term loan during the six months ended January 31, 2021 and $6 million during the six months ended January 31, 2020. In February 2021, we repaid the remaining balance outstanding on the term loan of $325 million upon maturity.

Intuit Q2 Fiscal 2021 Form 10-Q	19

Unsecured Revolving Credit Facility
The amended and restated credit agreement we entered into on May 2, 2019 includes a $1 billion unsecured revolving credit facility that will expire on May 2, 2024. Under this agreement we may, subject to certain customary conditions including lender approval, on one or more occasions increase commitments under the unsecured revolving credit facility in an amount not to exceed $250 million in the aggregate and may extend the maturity date up to two times. Advances under the unsecured revolving credit facility accrue interest at rates that are equal to, at our election, either Bank of America's alternate base rate plus a margin that ranges from 0.0% to 0.1% or LIBOR plus a margin that ranges from 0.69% to 1.1%. Actual margins under either election will be based on our senior debt credit ratings. The amended and restated credit agreement includes customary affirmative and negative covenants. See "Short-Term Debt" above for more information. We repaid the $1 billion that was outstanding as of July 31, 2020 under this unsecured revolving credit facility during the first quarter of fiscal 2021, and at January 31, 2021 no amounts were outstanding. We paid $1 million in interest on the unsecured revolving credit facility during the six months ended January 31, 2021 and no interest during the six months ended January 31, 2020.

Other Current Liabilities
Other current liabilities were as follows at the dates indicated:

(In millions)	January 31, 2021	July 31, 2020
Executive deferred compensation plan liabilities	$139	$123
Current portion of operating lease liabilities	72	46
Reserve for promotional discounts and rebates	30	11
Reserve for returns and credits	50	24
Current portion of dividend payable	6	6
Interest payable	1	3
Other	64	84
Total other current liabilities	$362	$297
The balances of several of our other current liabilities, particularly our reserves for product returns and promotional discounts and rebates, are affected by the seasonality of our business. See Note 1, “Description of Business and Summary of Significant Accounting Policies – Seasonality,” for more information.

7. Long-Term Obligations and Commitments

Senior Unsecured Notes
In June 2020 we issued four series of senior unsecured notes (together, the Notes) pursuant to a public debt offering. The proceeds from the issuance were $1.98 billion, net of debt discount of $2 million and debt issuance costs of $15 million.
The carrying value of the Notes was as follows at the dates indicated:

(In millions)	January 31, 2021	July 31, 2020	Effective Interest Rate
Senior unsecured notes issued June 2020:
0.650% notes due July 2023	$500	$500	0.837%
0.950% notes due July 2025	500	500	1.127%
1.350% notes due July 2027	500	500	1.486%
1.650% notes due July 2030	500	500	1.767%
Total senior unsecured notes	2,000	2,000
Unamortized discount and debt issuance costs	(15)	(17)
Net carrying value senior unsecured notes	$1,985	$1,983
Interest is payable semiannually on January 15 and July 15 of each year. The discount and debt issuance costs are amortized to interest expense over the term of the Notes under the effective interest method. We paid $12 million for interest on the Notes during the six months ended January 31, 2021.
The Notes are senior unsecured obligations of Intuit and rank equally with all existing and future unsecured and unsubordinated indebtedness of Intuit and are redeemable by us at any time, subject to a make-whole premium. Upon the

Intuit Q2 Fiscal 2021 Form 10-Q	20

occurrence of change of control transactions that are accompanied by certain downgrades in the credit ratings of the Notes, we will be required to repurchase the Notes at a repurchase price equal to 101% of the aggregate outstanding principal plus any accrued and unpaid interest to but not including the date of repurchase. The indenture governing the Notes requires us to comply with certain covenants. For example, the Notes limit our ability to create certain liens and enter into sale and leaseback transactions. As of January 31, 2021 we were compliant with all covenants governing the Notes.

Secured Revolving Credit Facility
On February 19, 2019, a subsidiary of Intuit entered into a two-year $300 million secured revolving credit facility with a lender. The revolving credit facility is secured by cash and receivables of the subsidiary and is non-recourse to Intuit Inc. Advances under this secured revolving credit facility are used to fund a portion of our loans to qualified small businesses and accrue interest at LIBOR plus 2.39%. Unused portions of the credit facility accrue interest at a rate of 0.50%. On March 2, 2020, we amended the secured revolving credit facility to extend the commitment term from February 19, 2021 to February 19, 2022 and the final maturity date from August 19, 2021 to August 19, 2022. On October 13, 2020 the agreement was further amended to allow for the transition of the benchmark interest rate used to calculate finance charges from LIBOR to the Secured Overnight Financing Rate (SOFR) plus related benchmark adjustments that represent the prevailing market convention for dollar-denominated syndicated credit facilities. The agreement includes certain affirmative and negative covenants, including financial covenants that require the subsidiary to maintain specified financial ratios. As of January 31, 2021 we were compliant with all required covenants. At January 31, 2021, $48 million was outstanding under this facility, with a weighted-average interest rate of 5.69%, which includes the unused facility fee. The outstanding balance is secured by cash and receivables of the subsidiary totaling $157 million. Interest on the facility is payable monthly. We paid $1 million for interest on the secured revolving credit facility during the six months ended January 31, 2021 and $2 million during the six months ended January 31, 2020.

Other Long-Term Obligations
Other long-term obligations were as follows at the dates indicated:

(In millions)	January 31, 2021	July 31, 2020
Long-term income tax liabilities	$26	$10
Total dividend payable	11	12
Long-term deferred revenue	7	13
Other	11	17
Total long-term obligations	55	52
Less current portion (included in other current liabilities)	(6)	(10)
Long-term obligations due after one year	$49	$42

Unconditional Purchase Obligations
We describe our purchase obligations in Note 8 to the financial statements in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2020. In December 2020 we acquired Credit Karma and assumed certain non-cancellable contractual commitments totaling approximately $318 million as of January 31, 2021. These commitments primarily relate to cloud hosting services. There were no other significant changes in our purchase obligations during the six months ended January 31, 2021.

8. Leases
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

Intuit Q2 Fiscal 2021 Form 10-Q	21

The components of lease expense were as follows:

	Three Months Ended		Six Months Ended
(In millions)	January 31, 2021	January 31, 2020	January 31, 2021	January 31, 2020
Operating lease cost (1)	$18	$19	$33	$37
Variable lease cost	3	3	6	6
Sublease income	(4)	(7)	(8)	(14)
Total net lease cost	$17	$15	$31	$29
(1)    Includes short-term leases, which were not significant for each of the three and six months ended January 31, 2021 and 2020.
Supplemental cash flow information related to operating leases was as follows:

	Six Months Ended
(In millions)	January 31, 2021	January 31, 2020
Cash paid for amounts included in the measurement of operating lease liabilities	$31	$33
Right-of-use assets obtained in exchange for new operating lease liabilities (1)	$27	$328
(1)    For the six months ended January 31, 2020, this includes $319 million for operating leases existing on August 1, 2019 and $9 million for operating leases that commenced in the first six months of fiscal 2020.
Other information related to operating leases was as follows at the dates indicated:

	January 31, 2021	July 31, 2020
Weighted-average remaining lease term for operating leases	6.8 years	5.5 years
Weighted-average discount rate for operating leases	2.3%	3.1%
Future minimum lease payments under non-cancellable operating leases as of January 31, 2021 were as follows:

(In millions)	Operating Leases (1)
Fiscal year ending July 31,
2021 (excluding the six months ended January 31, 2021)	$38
2022	88
2023	81
2024	77
2025	60
Thereafter	156
Total future minimum lease payments	500
Less imputed interest	(37)
Present value of lease liabilities	$463
(1)    Non-cancellable sublease proceeds for the remainder of the fiscal year ending July 31, 2021 and the fiscal years ending July 31, 2022, 2023, 2024, and 2025, of $7 million, $10 million, $3 million, $2 million, and $1 million, respectively, are not included in the table above.

Intuit Q2 Fiscal 2021 Form 10-Q	22

Supplemental balance sheet information related to operating leases was as follows at the dates indicated:

(In millions)	January 31, 2021	July 31, 2020

Operating lease right-of-use assets	$392	$226

Other current liabilities	$72	$46
Operating lease liabilities	391	221
Total operating lease liabilities	$463	$267
As of January 31, 2021, we have additional operating leases of $41 million, primarily for office facilities, that have not yet commenced and therefore are not reflected on the condensed consolidated balance sheet nor in the tables above. These operating leases will commence in fiscal year 2022 with lease terms of 3 to 11 years.

9. Income Taxes

Effective Tax Rate
We compute our provision for or benefit from income taxes by applying the estimated annual effective tax rate to income or loss from recurring operations and adding the effects of any discrete income tax items specific to the period.
For the three and six months ended January 31, 2021, we recognized excess tax benefits on share-based compensation of $12 million and $64 million, respectively, in our provision for income taxes. For the three and six months ended January 31, 2020, we recognized excess tax benefits on share-based compensation of $23 million and $52 million, respectively, in our provision for income taxes.
Our effective tax rates for the three and six months ended January 31, 2021 were approximately 8% and 6%, respectively. The acquisition of Credit Karma has resulted in an increase in the annual effective tax rate from 25% at October 31, 2020 to 26% at January 31, 2021 primarily due to non-deductible share-based compensation and transaction costs. Excluding the effect of the change in annual effective tax rate for the quarter and discrete tax items, primarily related to share-based compensation tax benefits mentioned above, our effective tax rate for the three and six months ended January 31, 2021 was approximately 26%. The difference from the federal statutory rate of 21% was primarily due to state income taxes, non-deductible share-based compensation and non-deductible transaction costs related to the Credit Karma acquisition, which were partially offset by the tax benefit we received from the federal research and experimentation credit.
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

Unrecognized Tax Benefits and Other Considerations
The total amount of our unrecognized tax benefits at January 31, 2021 was $168 million. If we were to recognize these net benefits, our income tax expense would reflect a favorable net impact of $101 million. The increase in the unrecognized tax benefits during the six months ended January 31, 2021 was primarily related to the acquisition of Credit Karma. We do not believe that it is reasonably possible that there will be a significant increase or decrease in our unrecognized tax benefits over the next 12 months.

We have offset a $70 million long-term liability for uncertain tax positions against our long-term income tax receivable at January 31, 2021. The long-term income tax receivable is primarily related to the government’s approval of a method of accounting change request for fiscal 2018 and a refund claim related to Credit Karma's alternative minimum tax credit that was recorded as part of the acquisition.

Intuit Q2 Fiscal 2021 Form 10-Q	23

10. Stockholders’ Equity

Stock Repurchase Programs and Treasury Shares
Intuit’s Board of Directors has authorized a series of common stock repurchase programs. Shares of common stock repurchased under these programs become treasury shares. We repurchased 470,000 shares for $175 million under these programs during the six months ended January 31, 2021. Included in this amount were $11 million of repurchases which occurred in late January 2021 and settled in early February 2021. At January 31, 2021, we had authorization from our Board of Directors to expend up to an additional $2.2 billion for stock repurchases. Future stock repurchases under the current programs are at the discretion of management, and authorization of future stock repurchase programs is subject to the final determination of our Board of Directors.
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

Dividends on Common Stock
During the six months ended January 31, 2021 we declared quarterly cash dividends that totaled $1.18 per share of outstanding common stock for a total of $320 million. In February 2021 our Board of Directors declared a quarterly cash dividend of $0.59 per share of outstanding common stock payable on April 19, 2021 to stockholders of record at the close of business on April 12, 2021. Future declarations of dividends and the establishment of future record dates and payment dates are subject to the final determination of our Board of Directors.

Share-Based Compensation Expense
The following table summarizes the total share-based compensation expense that we recorded in operating income or loss for the periods shown.

	Three Months Ended		Six Months Ended
(In millions)	January 31, 2021	January 31, 2020	January 31, 2021	January 31, 2020
Cost of revenue	$16	$14	$31	$29
Selling and marketing	44	29	76	59
Research and development	67	37	105	75
General and administrative	53	27	79	55
Total share-based compensation expense	$180	$107	$291	$218
We capitalized $1 million in share-based compensation related to internal-use software projects during the six months ended January 31, 2021 and $2 million during the six months ended January 31, 2020.

Intuit Q2 Fiscal 2021 Form 10-Q	24

Assumed Share-Based Compensation Plans
In connection with our acquisition of Credit Karma on December 3, 2020, we assumed the Credit Karma, Inc. 2015 Equity Incentive Plan, as amended (Credit Karma Plan), under which the assumed equity awards were granted. The assumed equity awards will be settled in shares of our common stock and will retain the terms and conditions under which they were originally granted. See Note 5, "Business Combinations," for more information on the Credit Karma acquisition and the related equity awards assumed.
On December 3, 2020, we filed a Form S-8 to register a total of 4,298,127 shares of common stock. This includes 1,997,881 shares of common stock that are issuable upon vesting of assumed equity awards and 2,300,246 shares that are available for future issuance under the Credit Karma Plan.

Share-Based Awards Available for Grant
A summary of share-based awards available for grant under our plans for the six months ended January 31, 2021 was as follows:

(Shares in thousands)	Shares Available for Grant
Balance at July 31, 2020	18,047
Shares available for grant under an assumed plan	4,298
Restricted stock units granted (1)	(3,710)
Options granted	—
Share-based awards canceled/forfeited/expired (1) (2)	2,384
Balance at January 31, 2021	21,019
(1)RSUs granted from the pool of shares available for grant under our 2005 Equity Incentive Plan reduce the pool by 2.3 shares for each share granted. RSUs forfeited and returned to the pool of shares available for grant under the 2005 Equity Incentive Plan increase the pool by 2.3 shares for each share forfeited.
(2)Stock options and RSUs canceled, expired or forfeited under our 2005 Equity Incentive Plan and Credit Karma Plan are returned to the pool of shares available for grant. Under the 2005 Equity Incentive Plan, shares withheld for income taxes upon vesting of RSUs that were granted on or after July 21, 2016 are also returned to the pool of shares available for grant. Stock options and RSUs canceled, expired or forfeited under older expired plans are not returned to the pool of shares available for grant.

Restricted Stock Unit and Restricted Stock Activity and Related Share-Based Compensation Expense
A summary of restricted stock unit (RSU) and restricted stock activity for the six months ended January 31, 2021 was as follows:

(Shares in thousands)	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at July 31, 2020	5,664	$231.97
Assumed through acquisition	1,998	355.49
Granted (1)	1,306	364.24
Restricted stock subject to revest provisions issued in connection with acquisition	775	355.49
Vested	(967)	224.10
Forfeited	(644)	222.92
Nonvested at January 31, 2021	8,132	$296.98
(1)This includes 809,000 shares related to $300 million of restricted stock units issued to the employees of Credit Karma in connection with the acquisition. See Note 5, "Business Combinations."
At January 31, 2021, there was approximately $2.2 billion of unrecognized compensation cost related to non-vested RSUs and restricted stock with a weighted average vesting period of 2.9 years. We will adjust unrecognized compensation cost for actual forfeitures as they occur.

Intuit Q2 Fiscal 2021 Form 10-Q	25

Stock Option Activity and Related Share-Based Compensation Expense
A summary of stock option activity for the six months ended January 31, 2021 was as follows:

	Options Outstanding
(Shares in thousands)	Number of Shares	Weighted Average Exercise Price Per Share
Balance at July 31, 2020	2,681	$185.83
Granted	—	—
Exercised	(454)	126.52
Canceled or expired	(54)	257.25
Balance at January 31, 2021	2,173	$196.45

Exercisable at January 31, 2021	1,446	$153.46
At January 31, 2021, there was approximately $46 million of unrecognized compensation cost related to non-vested stock options with a weighted average vesting period of 2.9 years. We will adjust unrecognized compensation cost for actual forfeitures as they occur.

11. Litigation
Beginning in May 2019, various legal proceedings were filed and certain regulatory inquiries were commenced in connection with our provision and marketing of free online tax preparation programs. We believe that the allegations contained within these legal proceedings are without merit. We are vigorously defending our interests in the legal proceedings and cooperating in the inquiries. These proceedings include multiple putative class actions that were consolidated into a single putative class action in the Northern District of California in September 2019 and demands for arbitration that were filed beginning in October 2019. In August 2020, the Ninth Circuit Court of Appeals ordered that the putative class action claims be resolved through arbitration. Intuit entered into a proposed settlement agreement in November 2020 to resolve the putative class action, which was rejected by the court. As a result, we expect the claims asserted to proceed in arbitration and the ultimate outcome of this matter remains uncertain. In view of the complexity and ongoing nature of these proceedings and inquiries, at this time we are unable to estimate a reasonably possible financial loss or range of financial loss that we may incur to resolve or settle these matters.
As of January 31, 2021, there are approximately 125,000 individual arbitration claims pending and we could incur significant arbitration and legal fees associated with the defense of these claims. We recorded approximately $14 million in arbitration fees related to these claims in fiscal 2020, approximately $10 million during the first quarter of fiscal 2021 and received a refund of approximately $6 million for the reduction in claim processing fees during the three months ended January 31, 2021. The arbitration fees are unrelated to the underlying merits of the claims and are accrued at the earlier of when invoiced or when the services are rendered. We could incur additional arbitration fees of approximately $380 million in future periods. We are continuing to dispute the applicability and propriety of these fees.
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

12. Segment Information
We have defined our four reportable segments, described below, based on factors such as how we manage our operations and how our chief operating decision maker views results. We define the chief operating decision maker as our Chief Executive Officer and our Chief Financial Officer. Our chief operating decision maker organizes and manages our business primarily on the basis of product and service offerings.
In August 2020 we reorganized certain technology and customer success functions that support and benefit our overall platform. Additionally, certain legal, facility and employee service costs are now managed at the corporate level. As a result, these costs are no longer included in segment operating income and are now included in other corporate expenses. For the three and six months ended January 31, 2020, we reclassified $45 million and $88 million from Small Business & Self-Employed, $28 million and $53 million from Consumer, and $4 million and $7 million from ProConnect to other corporate

Intuit Q2 Fiscal 2021 Form 10-Q	26

expenses. In August 2020, we also renamed our Strategic Partner segment as the ProConnect segment. This segment continues to serve professional accountants.
In December 2020 we acquired Credit Karma in a business combination and it operates as a separate reportable segment. We have included the results of operations of Credit Karma in our condensed consolidated statements of operations from the date of acquisition. See Note 5, "Business Combinations," for more information. Segment operating income for Credit Karma includes all direct expenses, which is different from our other reportable segments where we do not fully allocate corporate expenses.

Small Business & Self-Employed: This segment serves small businesses and the self-employed around the world, and the accounting professionals who assist and advise them. Our offerings include QuickBooks financial and business management online services and desktop software, payroll solutions, merchant payment processing solutions, and financing for small businesses.
Consumer: This segment serves consumers and includes do-it-yourself and assisted TurboTax income tax preparation products and services sold in the U.S. and Canada. Our Mint offering serves consumers and helps them understand and improve their financial lives by offering a view of their financial health.
ProConnect: This segment serves professional accountants in the U.S. and Canada, who are essential to both small business success and tax preparation and filing. Our professional tax offerings include Lacerte, ProSeries, ProFile, and ProConnect Tax Online.
 Credit Karma: This segment serves consumers with a personal finance platform that provides personalized recommendations of credit card, home, auto and personal loan, and insurance products; online savings and checking accounts; and access to their credit scores and reports, credit and identity monitoring, credit report dispute, and data-driven resources.

All of our segments operate primarily in the United States and sell primarily to customers in the United States. International total net revenue was approximately 6% for the three and six months ended January 31, 2021 and approximately 5% for the three and six months ended January 31, 2020.
For our Small Business & Self-Employed, Consumer, and ProConnect reportable segments, we include expenses such as corporate selling and marketing, product development, and general and administrative, which are not allocated to specific segments, in unallocated corporate items as part of other corporate expenses. For Credit Karma, segment expenses include all direct expenses related to selling and marketing, product development, and general and administrative. Unallocated corporate items for all segments include share-based compensation, amortization of acquired technology, amortization of other acquired intangible assets, and goodwill and intangible asset impairment charges.
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

Intuit Q2 Fiscal 2021 Form 10-Q	27

The following table shows our financial results by reportable segment for the periods indicated. Segment results for fiscal 2020 have been reclassified to conform to the fiscal 2021 segment presentation, as described earlier in this footnote.

	Three Months Ended		Six Months Ended
(In millions)	January 31, 2021	January 31, 2020	January 31, 2021	January 31, 2020
Net revenue:
Small Business & Self-Employed	$1,078	$973	$2,259	$2,019
Consumer	147	499	266	599
ProConnect	207	224	230	243
Credit Karma	144	—	144	—
Total net revenue	$1,576	$1,696	$2,899	$2,861

Operating income (loss):
Small Business & Self-Employed	$592	$447	$1,359	$1,040
Consumer	(155)	191	(151)	171
ProConnect	172	186	162	168
Credit Karma	38	—	38	—
Total segment operating income	647	824	1,408	1,379
Unallocated corporate items:
Share-based compensation expense	(180)	(107)	(291)	(218)
Other corporate expenses	(442)	(440)	(874)	(866)
Amortization of acquired technology	(14)	(6)	(21)	(12)
Amortization of other acquired intangible assets	(36)	(1)	(38)	(3)
Total unallocated corporate items	(672)	(554)	(1,224)	(1,099)
Total operating income (loss)	$(25)	$270	$184	$280
Revenue classified by significant product and service offerings was as follows:

	Three Months Ended		Six Months Ended
(In millions)	January 31, 2021	January 31, 2020	January 31, 2021	January 31, 2020
Net revenue:
QuickBooks Online Accounting	$404	$330	$796	$636
Online Services	240	200	469	395
Total Online Ecosystem	644	530	1,265	1,031
QuickBooks Desktop Accounting	160	165	401	404
Desktop Services and Supplies	274	278	593	584
Total Desktop Ecosystem	434	443	994	988
Small Business & Self-Employed	1,078	973	2,259	2,019
Consumer	147	499	266	599
ProConnect	207	224	230	243
Credit Karma	144	—	144	—
Total net revenue	$1,576	$1,696	$2,899	$2,861
Revenue from our QuickBooks Desktop packaged software products was $25 million and $45 million for the three and six months ended January 31, 2021, respectively, and $34 million and $61 million for the three and six months ended January 31, 2020, respectively. These amounts are included in the QuickBooks Desktop Accounting revenue presented in the table above.
Credit Karma revenue is primarily generated from cost-per-action transactions which are related to credit card issuances and personal loan funding.

Intuit Q2 Fiscal 2021 Form 10-Q	28

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
In March 2020 the World Health Organization declared the COVID-19 outbreak as a pandemic. The COVID-19 pandemic has had significant adverse impacts on the U.S. and global economies. We are conducting business with substantial modifications to employee work locations and employee travel, among other modifications. While we have not experienced significant disruptions to our operations from the COVID-19 pandemic, we are unable to predict the full impact that the COVID-19 pandemic will have on our operations and future financial performance, including demand for our offerings, impact to our customers and partners, actions that may be taken by governmental authorities, and other factors identified in “Risk Factors” in Item 1A of Part II of this Quarterly Report.
In August 2020 we reorganized certain technology and customer success functions that support and benefit our overall platform. Additionally, certain legal, facility and employee service costs are now managed at the corporate level. As a result, these costs are no longer included in segment operating income and are now included in other corporate expenses. For the three and six months ended January 31, 2020, we reclassified $45 million and $88 million from Small Business & Self-Employed, $28 million and $53 million from Consumer, and $4 million and $7 million from ProConnect to other corporate expenses. In August 2020, we also renamed our Strategic Partner segment as the ProConnect segment. This segment continues to serve professional accountants. Segment results for fiscal 2020 have been reclassified to conform to the fiscal 2021 segment presentation.
In December 2020, we acquired Credit Karma in a business combination, which operates as a separate reportable segment. We have included the results of operations of Credit Karma in our condensed consolidated results of operations from the date of acquisition. Segment operating income for Credit Karma includes all direct expenses related to selling and marketing, product development, and general and administrative, which is different from our other reportable segments where we do not fully allocate corporate expenses. Therefore, Credit Karma segment operating income is not comparable to the segment operating income of our other reportable segments. See Note 5, "Business Combinations," to the financial statements in Part I, Item 1 of this Quarterly Report for more information.

Intuit Q2 Fiscal 2021 Form 10-Q	29

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

About Intuit

Intuit helps consumers, small businesses, and the self-employed prosper by delivering financial management and compliance products and services. We also provide specialized tax products to accounting professionals, who are key partners that help us serve small business customers. We organize our businesses into four reportable segments – Small Business & Self-Employed, Consumer, ProConnect, and Credit Karma.

(1) Credit Karma revenue from December 3, 2020

Small Business & Self-Employed: This segment serves small businesses and the self-employed around the world, and the accounting professionals who assist and advise them. Our offerings include QuickBooks financial and business management online services and desktop software, payroll solutions, merchant payment processing solutions, and financing for small businesses.
Consumer: This segment serves consumers and includes do-it-yourself and assisted TurboTax income tax preparation products and services sold in the U.S. and Canada. Our Mint offering serves consumers and helps them understand and improve their financial lives by offering a view of their financial health.
ProConnect: This segment serves professional accountants in the U.S. and Canada, who are essential to both small business success and tax preparation and filing. Our professional tax offerings include Lacerte, ProSeries, ProFile, and ProConnect Tax Online.
 Credit Karma: This segment serves consumers with a personal finance platform that provides personalized recommendations of credit card, home, auto and personal loan, and insurance products; online savings and checking accounts; and access to their credit scores and reports, credit and identity monitoring, credit report dispute, and data-driven resources.

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
Our strategy for delivering on our bold goals is to become an AI-driven expert platform where we and others can solve our customers' most important problems. We plan to accelerate the development of the platform by applying AI in the three key areas:
•Machine Learning – Building algorithms which progressively learn from data to automate tasks for our customers.

Intuit Q2 Fiscal 2021 Form 10-Q	30

•Knowledge Engineering – Turning rules, such as IRS regulations, and relationships about data into code to eliminate work and provide tailored experiences.
•Natural Language Processing – Processing, analyzing and understanding human language to create interactions with customers and automate repetitive tasks.
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
•Unlocking smart money decisions: Crippling high-cost debt and lack of savings are at unprecedented levels across the U.S. To address these challenges, we are creating a personal financial assistant that helps consumers find the right financial products, put more money in their pockets and access financial expertise and advice. Our recently completed acquisition of Credit Karma accelerates our ability to achieve this vision, by combining two trusted brands, customer reach, data and platform capabilities to deliver breakthrough benefits that will power prosperity for customers around the world.
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
During fiscal 2021 the IRS began accepting and processing returns on February 12, 2021, as opposed to January 27, 2020 in the prior year. As a result, revenue during our second quarter of fiscal 2021 was lower compared to the same quarter of fiscal 2020.
We expect the seasonality of our Consumer and ProConnect businesses to continue to have a significant impact on our quarterly financial results in the future.

Intuit Q2 Fiscal 2021 Form 10-Q	31

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
For our consumer and professional tax offerings, we have implemented additional security measures and are continuing to work with state and federal governments to implement industry-wide security and anti-fraud measures, including sharing information regarding suspicious filings. We received ISO 27001 certification for a portion of our systems and we continue to invest in security measures and to work with the broader industry and government to protect our customers against this type of fraud. Additionally, Credit Karma’s security measures are regularly reviewed and updated.
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
Key highlights for the first six months of fiscal 2021 include the following:

Revenue of	Small Business & Self-Employed revenue of	Cash, cash equivalents, and investments of
$2.9 B	$2.3 B	$2.7 B
up 1% from the same period of fiscal 2020	up 12% from the same period of fiscal 2020

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant impact on our net revenue, operating income or loss, and net income or loss, as well as on the value of certain assets and liabilities on our condensed consolidated balance sheets. We believe that the estimates, assumptions and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2020 have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. Except for the critical accounting policy and estimates discussed below, we believe that there were no significant changes in those critical accounting policies and estimates during the first six months of fiscal 2021. Senior management has reviewed the development and selection of our critical accounting policies and estimates and their disclosure in this Quarterly Report on Form 10-Q with the Audit and Risk Committee of our Board of Directors.
Goodwill – Impairment Assessments
As discussed in our Annual Report on Form 10-K for the fiscal year ended July 31, 2020, in the absence of indicators of impairment we test goodwill for impairment annually during our fourth fiscal quarter. As part of that test, we compare the estimated fair value of each reporting unit to its carrying value. We determine the estimated fair value of each reporting unit based on a weighted combination of income and market approaches. We describe the estimates, judgments and assumptions

Intuit Q2 Fiscal 2021 Form 10-Q	32

we make in connection with goodwill impairment assessments under "Goodwill, Acquired Intangible Assets and Other Long-Lived Assets" in Note 1 to the financial statements in Item 8 of that report and "Goodwill, Acquired Intangible Assets and Other Long-Lived Assets - Impairment Assessments" in the Critical Accounting Policies and Estimates section of Item 7 of that Form 10-K.
In December 2020 we acquired Credit Karma and have determined it is a separate reporting unit. As of the acquisition date the estimated fair value of the Credit Karma reporting unit approximated its carrying value of $7.2 billion. In the course of estimating the fair value of that reporting unit, we considered the current macroeconomic environment, Credit Karma's ongoing recovery from the macroeconomic environment surrounding the COVID-19 pandemic, its performance compared to internal financial expectations and key business milestones, and its financial performance compared to that of similar lines of business within comparable companies.
For all of our reporting units, estimates of fair value can be affected by a variety of factors, including external factors such as industry or economic trends, and internal factors such as changes in our business strategy and our internal forecasts. The recent global economic downturn has caused significant disruptions in the credit markets. Potential events or circumstances that could reasonably be expected to negatively affect the key assumptions we used in estimating the fair value of our Credit Karma reporting unit include a prolonged downturn in the credit markets that leads to credit card companies and lenders offering fewer credit cards and loans, a reduction in their marketing activities, and a decrease or suspension of their activity on Credit Karma's platform. Additionally, the creditworthiness of Credit Karma's members may continue to be negatively impacted, which could reduce participation on Credit Karma's platform by financial institution partners. If the estimated fair value of our Credit Karma reporting unit declines due to any of these factors, we may be required to record future goodwill impairment charges.

RESULTS OF OPERATIONS

Financial Overview

(Dollars in millions, except per share amounts)	Q2 FY21	Q2 FY20	$ Change	% Change	YTD Q2 FY21	YTD Q2 FY20	$ Change	% Change
Total net revenue	$1,576	$1,696	$(120)	(7)%	$2,899	$2,861	$38	1%
Operating income (loss)	(25)	270	(295)	(109)%	184	280	(96)	(34)%
Net income	20	240	(220)	(92)%	218	297	(79)	(27)%
Diluted net income per share	$0.07	$0.91	$(0.84)	(92)%	$0.81	$1.13	$(0.32)	(28)%
Current Fiscal Quarter
Total net revenue for the second quarter of fiscal 2021 decreased $120 million or 7% compared with the same quarter of fiscal 2020. The acquisition of Credit Karma contributed $144 million to total revenue in the fiscal 2021 period. Our Small Business & Self-Employed segment revenue increased during the quarter primarily due to growth in our Online Ecosystem revenue. Consumer segment revenue decreased due to a later opening of the tax season this year. The IRS began accepting and processing returns on February 12, 2021, as opposed to January 27, 2020 in the prior year. See “Segment Results” later in this Item 2 for more information about the results for all of our reportable segments.
Operating loss for the second quarter of fiscal 2021 was $25 million compared with operating income of $270 million in the same quarter of fiscal 2020. Revenue decreased as described above, and expenses increased due to increases in staffing, share-based compensation, amortization of other acquired intangible assets, and professional fees and transaction costs related to the acquisition of Credit Karma. The increase in total expenses was partially offset by a decrease in marketing. See "Cost of Revenue" and “Operating Expenses” later in this Item 2 for more information.
Net income for the second quarter of fiscal 2021 decreased $220 million due to the decrease in revenue and increase in expenses described above. This was partially offset by a $30 million gain from the collection of a note receivable that was previously written off, a $9 million gain on other long-term investments, and lower tax expense for the period. Diluted net income per share decreased to $0.07 for the second quarter of fiscal 2021, due to the decrease in net income, and an increase in the weighted average shares outstanding due to the shares issued as part of the acquisition of Credit Karma.
Fiscal Year to Date
Total net revenue for the first six months of fiscal 2021 increased $38 million or 1% compared with the same period of fiscal 2020. The acquisition of Credit Karma contributed $144 million to total other revenue in the fiscal 2021 period. Our Small Business & Self-Employed segment revenue increased primarily due to growth in our Online Ecosystem revenue. Consumer segment revenue decreased due to a later opening of the tax season this year. The IRS began accepting and processing returns on February 12, 2021, as opposed to January 27, 2020 in the prior year. See “Segment Results” later in this Item 2 for more information about the results for all of our reportable segments.

Intuit Q2 Fiscal 2021 Form 10-Q	33

Operating income for the first six months of fiscal 2021 decreased $96 million or 34% compared with the same period of fiscal 2020. The decrease was due to the increase in revenue described above and a decrease in marketing expense, which was more than offset by an increase in expenses for share-based compensation, staffing, amortization of other acquired intangible assets, and professional fees and transaction costs primarily related to the acquisition of Credit Karma. See "Cost of Revenue" and “Operating Expenses” later in this Item 2 for more information.
Net income for the first six months of fiscal 2021 decreased $79 million or 27% compared with the same period of fiscal 2020 primarily due to the decrease in operating income described above and a higher tax expense for the period, partially offset by a $30 million gain from the collection of a note receivable that was previously written off and a $17 million gain on other long-term investments. Diluted net income per share decreased to $0.81 for the first six months of fiscal 2021, due to the decrease in net income, and an increase in the weighted average shares outstanding due to the shares issued as part of the acquisition of Credit Karma.

Segment Results
The information below is organized in accordance with our four reportable segments. See “Executive Overview – About Intuit” earlier in this Item 2 and Note 12 to the financial statements in Part I, Item 1 of this Quarterly Report for more information. All of our segments operate and sell to customers primarily in the United States. International total net revenue was approximately 6% for the three and six months ended January 31, 2021 and approximately 5% for the three and six months ended January 31, 2020.
In August 2020 we reorganized certain technology and customer success functions that support and benefit our overall platform. Additionally, certain legal, facility and employee service costs are now managed at the corporate level. As a result, these costs are no longer included in segment operating income and are now included in other corporate expenses. For the three and six months ended January 31, 2020, we reclassified $45 million and $88 million from Small Business & Self-Employed, $28 million and $53 million from Consumer, and $4 million and $7 million from ProConnect to other corporate expenses. In August 2020, we also renamed our Strategic Partner segment as the ProConnect segment. This segment continues to serve professional accountants.
In December 2020 we acquired Credit Karma in a business combination which operates as a separate reportable segment. We have included the results of operations of Credit Karma in our condensed consolidated results of operations from the date of acquisition. See Note 5, "Business Combinations," to the financial statements in Part I, Item 1 of this Quarterly Report for more information.
Segment operating income or loss is segment net revenue less segment cost of revenue and operating expenses. See “Executive Overview – Industry Trends and Seasonality” earlier in this Item 2 for a description of the seasonality of our business. For our Small Business & Self-Employed, Consumer, and ProConnect reportable segments, we include expenses such as corporate selling and marketing, product development, and general and administrative, which are not allocated to specific segments, in unallocated corporate items as part of other corporate expenses. For Credit Karma, segment expenses include all direct expenses related to selling and marketing, product development, and general and administrative. Unallocated corporate items for all segments include share-based compensation, amortization of acquired technology, amortization of other acquired intangible assets, and goodwill and intangible asset impairment charges. These unallocated costs for all segments totaled $1.2 billion in the first six months of fiscal 2021 and $1.1 billion in the first six months of fiscal 2020. Unallocated costs increased in the fiscal 2021 period due to increased corporate product development, selling and marketing, and general and administrative expenses in support of the growth of our businesses and higher share-based compensation expenses. For all reportable segments, segment expenses also do not include amortization of acquired technology and amortization of other acquired intangible assets which totaled $59 million in the first six months of fiscal 2021 and $15 million in the first six months of fiscal 2020. See Note 12 to the financial statements in Part I, Item 1 of this Quarterly Report for reconciliations of total segment operating income or loss to consolidated operating income or loss for each fiscal period presented.

Intuit Q2 Fiscal 2021 Form 10-Q	34

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
Segment product revenue is derived from revenue related to software license and version protection for our QuickBooks Desktop products and subscriptions, license and related updates for our desktop payroll products and financial supplies, which are all part of our Desktop Ecosystem. Segment service and other revenue is derived from our Online Ecosystem revenue and Desktop Ecosystem revenue related to support and connected services for our QuickBooks Desktop and desktop payroll products and subscriptions and merchant payment processing services.

(Dollars in millions)	Q2 FY21	Q2 FY20	% Change	YTD Q2 FY21	YTD Q2 FY20	% Change
Product revenue	$227	$235	(3)%	$575	$571	1%
Service and other revenue	851	738	15%	1,684	1,448	16%
Total segment revenue	$1,078	$973	11%	$2,259	$2,019	12%
% of total revenue	69%	57%		78%	71%

Segment operating income	$592	$447	32%	$1,359	$1,040	31%
% of related revenue	55%	46%		60%	52%

Intuit Q2 Fiscal 2021 Form 10-Q	35

Revenue classified by significant product and service offerings was as follows:

(Dollars in millions)	Q2 FY21	Q2 FY20	% Change	YTD Q2 FY21	YTD Q2 FY20	% Change
Net revenue:
QuickBooks Online Accounting	$404	$330	22%	$796	$636	25%
Online Services	240	200	20%	469	395	19%
Total Online Ecosystem	644	530	22%	1,265	1,031	23%
QuickBooks Desktop Accounting	160	165	(3)%	401	404	(1)%
Desktop Services and Supplies	274	278	(1)%	593	584	2%
Total Desktop Ecosystem	434	443	(2)%	994	988	1%
Total Small Business & Self-Employed	$1,078	$973	11%	$2,259	$2,019	12%
Revenue for our Small Business & Self-Employed segment increased $105 million or 11% in the second quarter of fiscal 2021 and $240 million or 12% in the first six months of fiscal 2021 compared with the same periods of fiscal 2020. The increase in both periods was primarily due to growth in Online Ecosystem revenue.
Online Ecosystem
Online Ecosystem revenue increased 22% in the second quarter of fiscal 2021 and 23% in the first six months of fiscal 2021 compared with the same periods of fiscal 2020. QuickBooks Online Accounting revenue increased 22% in the second quarter of fiscal 2021 and 25% in the first six months of fiscal 2021 primarily due to an increase in customers as well as a shift in mix to our higher priced offerings. Online Services revenue increased 20% in the second quarter of fiscal 2021 and 19% in the first six months of fiscal 2021 primarily due to an increase in revenue from our payments and payroll offerings. Online payments revenue increased due to an increase in customers and an increase in charge volume per customer. Online payroll revenue increased due to a shift in mix to our full service offering and an increase in customers.
Desktop Ecosystem
Desktop Ecosystem revenue decreased 2% in the second quarter of fiscal 2021 compared with the same quarter of fiscal 2020. Declines in Desktop unit sales and Desktop Payroll revenue were partially offset by growth in our QuickBooks Desktop Enterprise subscription offering due to an increase in customers. Desktop Payroll revenue decreased due to fewer customers.
Desktop Ecosystem revenue increased slightly in the first six months of fiscal 2021 compared with the same period of fiscal 2020. During the first quarter of fiscal 2021 there was an increase in revenue from license updates associated with our Pro Advisor offerings and higher revenue from version protection as a result of price increases in the prior year. Revenue in the first six months of fiscal 2021 also increased due to growth in our QuickBooks Desktop Enterprise subscription offering due to an increase in customers. These increases were partially offset by declines in Desktop unit sales and desktop payroll due to fewer customers.

Small Business & Self-Employed segment operating income increased 32% in the second quarter of fiscal 2021 and 31% in the first six months of fiscal 2021 compared with the same periods of fiscal 2020, primarily due to the increase in revenue described above and lower expenses for marketing.
In August 2020, we reorganized certain technology and customer success functions that support and benefit our overall platform. Additionally, certain legal, facility and employee service costs are now managed at the corporate level. As a result, these costs are no longer included in segment operating income and are now included in other corporate expenses. For the three and six months ended January 31, 2020, we reclassified $45 million and $88 million from Small Business & Self-Employed to other corporate expenses.

Intuit Q2 Fiscal 2021 Form 10-Q	36

Consumer

Consumer segment product revenue is derived primarily from TurboTax desktop tax return preparation software and related form updates.

Consumer segment service and other revenue is derived primarily from TurboTax Online and TurboTax Live offerings, electronic tax filing services and connected services, and also from our Mint offering.

(Dollars in millions)	Q2 FY21	Q2 FY20	% Change	YTD Q2 FY21	YTD Q2 FY20	% Change
Product revenue	$66	$90	(27)%	$73	$96	(24)%
Service and other revenue	81	409	(80)%	193	503	(62)%
Total segment revenue	$147	$499	(71)%	$266	$599	(56)%
% of total revenue	9%	30%		9%	21%

Segment operating income (loss)	$(155)	$191	(181)%	$(151)	$171	(188)%
% of related revenue	(105)%	38%		(57)%	29%
Revenue for our Consumer segment decreased $333 million or 56% in the first six months of fiscal 2021 compared with the same period of fiscal 2020 due to a later opening of the tax season this year. The IRS began accepting and processing returns on February 12, 2021, as opposed to January 27, 2020 in the prior year.
Segment operating loss was $151 million in the first six months of fiscal 2021 compared to segment operating income of $171 million in the same period of fiscal 2020 primarily due to the decrease in revenue described above. Higher expenses for staffing were more than offset by lower expenses for marketing.
In August 2020, we reorganized certain technology and customer success functions that support and benefit our overall platform. Additionally, certain legal, facility and employee service costs are now managed at the corporate level. As a result, these costs are no longer included in segment operating income and are now included in other corporate expenses. For the three and six months ended January 31, 2020, we reclassified $28 million and $53 million from Consumer to other corporate expenses.
Due to the seasonality of our Consumer offerings, we do not believe that the revenue or operating results for the first six months of fiscal 2021 is indicative of trends for the full fiscal year. We will not have substantially complete results for the 2020 tax season until the third quarter of fiscal 2021.

Intuit Q2 Fiscal 2021 Form 10-Q	37

ProConnect

ProConnect segment product revenue is derived primarily from Lacerte, ProSeries, and ProFile desktop tax preparation software products and related form updates.

ProConnect segment service and other revenue is derived primarily from ProConnect Tax Online tax products, electronic tax filing service, connected services and, bank products.

(Dollars in millions)	Q2 FY21	Q2 FY20	% Change	YTD Q2 FY21	YTD Q2 FY20	% Change
Product revenue	$202	$220	(8)%	$214	$231	(7)%
Service and other revenue	5	4	25%	16	12	33%
Total segment revenue	$207	$224	(8)%	$230	$243	(5)%
% of total revenue	13%	13%		8%	8%

Segment operating income	$172	$186	(8)%	$162	$168	(4)%
% of related revenue	83%	83%		70%	69%
In August 2020, we renamed our Strategic Partner segment as the ProConnect segment. This segment continues to serve professional accountants.
Revenue for our ProConnect segment revenue decreased $13 million or 5% in the first six months of fiscal 2021 compared with the same period of fiscal 2020 due to a delay in forms availability and, to a lesser extent, a later opening of the tax season this year. The IRS began accepting and processing returns on February 12, 2021, as opposed to January 27, 2020 in the prior year.
Segment operating income decreased 4% in the first six months of fiscal 2021 compared with the same period of fiscal 2020 primarily due to the decrease in revenue described above partially offset by a decrease in staffing expenses.
In August 2020, we reorganized certain technology and customer success functions that support and benefit our overall platform. Additionally, certain legal, facility and employee service costs are now managed at the corporate level. As a result, these costs are no longer included in segment operating income and are now included in other corporate expenses. For the three and six months ended January 31, 2020, we reclassified $4 million and $7 million from ProConnect to other corporate expenses.
Due to the seasonality of our ProConnect offerings, we do not believe that the revenue or operating results for the first six months of fiscal 2021 is indicative of trends for the full fiscal year. We will not have substantially complete results for the 2020 tax season until the third quarter of fiscal 2021.

Intuit Q2 Fiscal 2021 Form 10-Q	38

Credit Karma

Credit Karma revenue is derived from cost-per-action transactions, which include the delivery of qualified links that result in completed actions such as credit card issuances and personal loan funding; Cost-per-click and cost-per-lead transactions, which include user clicks on advertisements or advertisements that allow for the generation of leads, and primarily relate to mortgage and insurance businesses; and to a lesser extent, cost-per-advertisement impression transactions, which are banner and brand advertisement impressions displayed on a user's screen.

(Dollars in millions)	Q2 FY21	Q2 FY20	% Change	YTD Q2 FY21	YTD Q2 FY20	% Change
Product revenue	$—	$—	N/A	$—	$—	N/A
Service and other revenue	144	—	N/A	144	—	N/A
Total segment revenue	$144	$—	N/A	$144	$—	N/A
% of total revenue	9%	—%		5%	—%

Segment operating income	$38	$—	N/A	$38	$—	N/A
% of related revenue	26%	N/A		26%	N/A
On December 3, 2020 we acquired Credit Karma. Our results of operations include the operations of Credit Karma beginning on the date of acquisition.
Credit Karma contributed $144 million in revenue in the second quarter of fiscal 2021. Revenue is primarily generated from cost-per-action transactions which are related to credit card issuances and personal loan funding.
Segment operating income was $38 million in the second quarter of fiscal 2021. Expenses were primarily related to staffing and marketing.

Intuit Q2 Fiscal 2021 Form 10-Q	39

Cost of Revenue

(Dollars in millions)	Q2 FY21	% of Related Revenue	Q2 FY20	% of Related Revenue	YTD Q2 FY21	% of Related Revenue	YTD Q2 FY20	% of Related Revenue
Cost of product revenue	$22	4%	$24	4%	$37	4%	$41	5%
Cost of service and other revenue	331	31%	310	27%	565	28%	577	29%
Amortization of acquired technology	14	n/a	6	n/a	21	n/a	12	n/a
Total cost of revenue	$367	23%	$340	20%	$623	21%	$630	22%
Our cost of revenue has three components: (1) cost of product revenue, which includes the direct costs of manufacturing and shipping or electronically downloading our desktop software products; (2) cost of service and other revenue, which includes the direct costs associated with our online and service offerings, such as costs for data processing and storage capabilities from cloud providers, customer support costs, costs for the tax and bookkeeping experts that support our TurboTax Live and QuickBooks Live offerings, costs related to credit score providers, and depreciation expense for developed technology; and (3) amortization of acquired technology which represents the cost of amortizing developed technologies that we have obtained through acquisitions over their useful lives.
Cost of product revenue as a percentage of product revenue was relatively consistent in the second quarter and first six months of fiscal 2021 compared with the same periods of fiscal 2020. We expense costs of product revenue as they are incurred for delivered software and we do not defer any of these costs when product revenue is deferred.
Cost of service and other revenue as a percentage of service and other revenue increased in the second quarter and decreased slightly for the first six months of fiscal 2021 compared with the same periods of fiscal 2020. The acquisition of Credit Karma contributed $41 million to cost of service and other revenue for the three and six months ended January 31, 2021. The increase in cost of service and other revenue as a percentage of service and other revenue for the second quarter of fiscal 2021 is primarily due to the decrease in revenue from our Consumer segment. During fiscal 2021 we have also experienced a decrease in customer success costs as a result of fewer customer contacts, a decrease in data center costs as a result of moving to cloud providers, and a decrease in depreciation expense.

Operating Expenses

(Dollars in millions)	Q2 FY21	% of Total Net Revenue	Q2 FY20	% of Total Net Revenue	YTD Q2 FY21	% of Total Net Revenue	YTD Q2 FY20	% of Total Net Revenue
Selling and marketing	$580	37%	$593	35%	$942	32%	$976	34%
Research and development	368	23%	333	20%	693	24%	667	23%
General and administrative	250	16%	159	9%	419	14%	305	11%
Amortization of other acquired intangible assets	36	2%	1	—%	38	1%	3	—%
Total operating expenses	$1,234	78%	$1,086	64%	$2,092	72%	$1,951	68%
Current Fiscal Quarter
Total operating expenses as a percentage of total net revenue increased in the second quarter of fiscal 2021 compared to the same period of fiscal 2020. Total net revenue for the second quarter of fiscal 2021 decreased $120 million or 7% due to the decrease in revenue from our Consumer segment driven by a later opening of the tax season this year. The IRS began accepting and processing returns on February 12, 2021, as opposed to January 27, 2020 in the prior year. Total operating expenses for the quarter increased $148 million or 14%, which included $101 million of operating expenses related to Credit Karma. Total share-based compensation expense increased $71 million; total staffing increased $67 million, including $45 million related to Credit Karma; total amortization of other acquired intangible assets increased $35 million, which was primarily related to Credit Karma; and professional fees and transaction costs primarily related to the acquisition of Credit Karma increased $30 million. Total marketing expense decreased $43 million.
Fiscal Year to Date
Total operating expenses as a percentage of total net revenue increased in the first six months of fiscal 2021 compared to the same period of fiscal 2020. Total net revenue for the first six months of fiscal 2021 increased $38 million or 1% and was impacted by the decrease in revenue from our Consumer segment driven by a later opening of the tax season this year. The IRS began accepting and processing returns on February 12, 2021, as opposed to January 27, 2020 in the prior year. While total revenue increased slightly, total operating expenses for the period increased $141 million or 7%, which included $101 million of operating expenses related to Credit Karma. Total share-based compensation expense increased $70 million; total staffing increased $57 million, including $45 million related to Credit Karma; total amortization of other acquired intangible

Intuit Q2 Fiscal 2021 Form 10-Q	40

assets increased $35 million, which was primarily related to Credit Karma; and professional fees and transaction costs primarily related to the acquisition of Credit Karma increased $35 million. Total marketing expense decreased $55 million.

Non-Operating Income and Expenses
Interest Expense
Interest expense of $15 million for the first six months of fiscal 2021 consisted primarily of interest on our senior unsecured notes, unsecured term loan, unsecured revolving credit facility, and secured revolving credit facility. Interest expense of $5 million for the first six months of fiscal 2020 consisted primarily of interest on our unsecured term loan and secured revolving credit facility.
Interest and Other Income, Net

(In millions)	Q2 FY21	Q2 FY20	YTD Q2 FY21	YTD Q2 FY20
Interest income (1)	$2	$11	$6	$23
Net gain on executive deferred compensation plan assets (2)	14	4	13	7
Other (3)	38	—	44	(1)
Total interest and other income, net	$54	$15	$63	$29
(1)    Interest income in the second quarter and the first six months of fiscal 2021 decreased compared to the same period of fiscal 2020 primarily due to lower average interest rates.
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
(3)    In the second quarter of fiscal 2021 we recorded a $30 million gain from the sale of a note receivable that was previously written off. We also recorded gains on other long-term investments of $9 million and $17 million during the three and six months ended January 31, 2021, respectively.
Income Taxes
We compute our provision for or benefit from income taxes by applying the estimated annual effective tax rate to income or loss from recurring operations and adding the effects of any discrete income tax items specific to the period.
For the three and six months ended January 31, 2021, we recognized excess tax benefits on share-based compensation of $12 million and $64 million, respectively, in our provision for income taxes. For the three and six months ended January 31, 2020, we recognized excess tax benefits on share-based compensation of $23 million and $52 million, respectively, in our provision for income taxes.
Our effective tax rates for the three and six months ended January 31, 2021 were approximately 8% and 6%, respectively. The acquisition of Credit Karma has resulted in an increase in the annual effective tax rate from 25% at October 31, 2020 to 26% at January 31, 2021 primarily due to non-deductible share-based compensation and transaction costs. Excluding the effect of the change in annual effective tax rate for the quarter and discrete tax items, primarily related to share-based compensation tax benefits mentioned above, our effective tax rate for the three and six months ended January 31, 2021 was approximately 26%. The difference from the federal statutory rate of 21% was primarily due to state income taxes, non-deductible share-based compensation and non-deductible transaction costs related to the Credit Karma acquisition, which were partially offset by the tax benefit we received from the federal research and experimentation credit.
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

LIQUIDITY AND CAPITAL RESOURCES

Overview
At January 31, 2021, our cash, cash equivalents and investments totaled $2.7 billion, a decrease of $4.3 billion from July 31, 2020 due to the factors discussed under “Statements of Cash Flows” below. Our primary sources of liquidity have been cash

Intuit Q2 Fiscal 2021 Form 10-Q	41

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
The following table summarizes selected measures of our liquidity and capital resources at the dates indicated:

(Dollars in millions)	January 31, 2021	July 31, 2020	$ Change	% Change
Cash, cash equivalents, and investments	$2,738	$7,050	$(4,312)	(61)%
Long-term investments	41	19	22	116%
Short-term debt	325	1,338	(1,013)	(76)%
Long-term debt	2,033	2,031	2	—%
Working capital	1,417	4,451	(3,034)	(68)%
Ratio of current assets to current liabilities	1.5 : 1	2.3 : 1
We have historically generated significant cash from operations and we expect to continue to do so in the future. Our cash, cash equivalents, and investments totaled $2.7 billion at January 31, 2021. None of those funds were restricted and approximately 91% of those funds were located in the U.S.
On December 3, 2020 we acquired Credit Karma. The fair value of the purchase price totaled $7.2 billion and included $3.4 billion in cash, 10.6 million shares of Intuit common stock with a fair value of $3.8 billion and assumed equity awards for services rendered through the acquisition date of $47 million. See "Business Combinations" below for more information.
In the fourth quarter of fiscal 2020, we borrowed the full $1 billion under our unsecured revolving credit facility and issued $2 billion in senior unsecured notes for general corporate purposes, which was used to fund a portion of the acquisition of Credit Karma. In August 2020, we repaid the $1 billion outstanding under the revolving credit facility. The unsecured revolving credit facility is available to us for general corporate purposes.
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
Our secured revolving credit facility is available to fund a portion of our loans to qualified small businesses. At January 31, 2021, $48 million was outstanding under the secured revolving credit facility.
We evaluate, on an ongoing basis, the merits of acquiring technology or businesses, or establishing strategic relationships with and investing in other companies. Our strong liquidity profile enables us to quickly respond to these types of opportunities.

Statements of Cash Flows
The following table summarizes selected items from our condensed consolidated statements of cash flows for the first six months of fiscal 2021 and fiscal 2020. See the financial statements in Part I, Item 1 of this Quarterly Report for complete condensed consolidated statements of cash flows for those periods.

	Six Months Ended
(Dollars in millions)	January 31, 2021	January 31, 2020	$ Change
Net cash provided by (used in):
Operating activities	$324	$190	$134
Investing activities	(3,266)	(96)	(3,170)
Financing activities	(1,587)	(542)	(1,045)
Effect of exchange rates on cash, cash equivalents, restricted cash, and restricted cash equivalents	10	(2)	12
Net decrease in cash, cash equivalents, restricted cash, and restricted cash equivalents	$(4,519)	$(450)	$(4,069)

Intuit Q2 Fiscal 2021 Form 10-Q	42

Our primary sources and uses of cash were as follows:
Six Months Ended
January 31, 2021	January 31, 2020
 Sources of cash:

• Operations
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

Stock Repurchase Programs, Treasury Shares, and Dividends on Common Stock
As described in Note 10 to the financial statements in Part I, Item 1 of this Quarterly Report, during the first six months of fiscal 2021 we repurchased 470,000 shares of our common stock under repurchase programs that our Board of Directors has authorized. At January 31, 2021, we had authorization from our Board of Directors to expend up to an additional $2.2 billion for stock repurchases. We currently expect to continue repurchasing our common stock on a quarterly basis; however, future stock repurchases under the current program are at the discretion of management, and authorization of future stock repurchase programs is subject to the final determination of our Board of Directors.
We have continued to pay quarterly cash dividends on shares of our outstanding common stock. During the six months ended January 31, 2021 we declared quarterly cash dividends that totaled $1.18 per share of outstanding common stock for a total of $320 million. In February 2021 our Board of Directors declared a quarterly cash dividend of $0.59 per share of outstanding common stock payable on April 19, 2021 to stockholders of record at the close of business on April 12, 2021. We currently expect to continue paying comparable cash dividends on a quarterly basis. However, future declarations of dividends and the establishment of future record dates and payment dates are subject to the final determination of our Board of Directors.

Business Combinations
We acquired Credit Karma for total consideration of $8.1 billion which included assumed equity awards and restricted shares subject to a revest provision.
The fair value of the purchase price totaled $7.2 billion and included $3.4 billion in cash, 10.6 million shares of Intuit common stock with a fair value of $3.8 billion and assumed equity awards for services rendered through the acquisition date of $47 million.
We also issued shares of common stock with a fair value of $275 million which are restricted due to a revest provision, and will be expensed over a service period of three years. The share-based compensation expense related to these restricted shares is non-deductible for income tax purposes. Additionally, we assumed equity awards, for services to be rendered in the future, with a fair value of $663 million that will be charged to expense over the remaining service periods, which average approximately three years.
The fair value of the stock consideration is based on the December 2, 2020 closing price of Intuit common stock of $355.49.
As part of the merger agreement, following the close of the transaction, we issued approximately $300 million of restricted stock units to the employees of Credit Karma, which will be charged to expense over a service period of four years.
Credit Karma operates as a separate reportable segment. We have included the financial results of Credit Karma in the condensed consolidated financial statements from the date of acquisition. See Note 5 to the financial statements in Part I, Item 1 of this Quarterly Report for more information.

Commitments for Senior Unsecured Notes
In June 2020, we issued $2 billion of senior unsecured notes comprised of the following:
•$500 million of 0.650% notes due July 2023;
•$500 million of 0.950% notes due July 2025;
•$500 million of 1.350% notes due July 2027; and
•$500 million of 1.650% notes due July 2030 (together, the Notes).

Intuit Q2 Fiscal 2021 Form 10-Q	43

Interest is payable semiannually on January 15 and July 15 of each year. At January 31, 2021, our maximum commitment for interest payments under the Notes was $152 million through the maturity dates.
The Notes are senior unsecured obligations of Intuit and rank equally with all existing and future unsecured and unsubordinated indebtedness of Intuit and are redeemable by us at any time, subject to a make-whole premium. Upon the occurrence of change of control transactions that are accompanied by certain downgrades in the credit ratings of the Notes, we will be required to repurchase the Notes at a repurchase price equal to 101% of the aggregate outstanding principal plus any accrued and unpaid interest to but not including the date of repurchase. The indenture governing the Notes requires us to comply with certain covenants. For example, the Notes limit our ability to create certain liens and enter into sale and leaseback transactions. As of January 31, 2021 we were compliant with all covenants governing the Notes. See Note 7 to the financial statements in Part I, Item 1 of this Quarterly Report for more information.

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
Under the amended and restated credit agreement we may, subject to certain customary conditions including lender approval, on one or more occasions increase commitments under the unsecured revolving credit facility in an amount not to exceed $250 million in the aggregate and may extend the maturity date up to two times. Advances under the unsecured revolving credit facility accrue interest at rates that are equal to, at our election, either Bank of America's alternate base rate plus a margin that ranges from 0.0% to 0.1% or the London Interbank Offered Rate (LIBOR) plus a margin that ranges from 0.69% to 1.1%. Actual margins under either election will be based on our senior debt credit ratings. At January 31, 2021, no amounts were outstanding under the unsecured revolving credit facility. We monitor counterparty risk associated with the institutional lenders that are providing the credit facility. We currently believe that the credit facility will be available to us should we choose to borrow under it.
On May 2, 2019 $400 million was outstanding on the term loan under the amended and restated credit agreement. Under this agreement we may, subject to certain customary conditions including lender approval, on one or more occasions increase commitments under the term loan in an amount not to exceed $400 million in the aggregate. The term loan accrues interest at rates that are equal to, at our election, either Bank of America's alternate base rate plus a margin that ranges from 0.0% to 0.125% or LIBOR plus a margin that ranges from 0.625% to 1.125%. Actual margins under either election will be based on our senior debt credit ratings. The term loan is subject to quarterly principal payments of $12.5 million through October 31, 2020 with the balance payable on February 1, 2021. At January 31, 2021, $325 million was outstanding under the term loan. In February 2021, we repaid the remaining balance outstanding on the term loan upon maturity.
The amended and restated credit agreement includes customary affirmative and negative covenants, including financial covenants that require us to maintain a ratio of total gross debt to annual earnings before interest, taxes, depreciation and amortization (EBITDA) of not greater than 3.25 to 1.00 as of any date and a ratio of annual EBITDA to annual interest expense of not less than 3.00 to 1.00 as of the last day of each fiscal quarter. As of January 31, 2021 we were compliant with all required covenants.
Secured Revolving Credit Facility
On February 19, 2019, a subsidiary of Intuit entered into a two-year $300 million secured revolving credit facility with a lender. The revolving credit facility is secured by cash and receivables of the subsidiary and is non-recourse to Intuit Inc. Advances under this secured revolving credit facility are used to fund a portion of our loans to qualified small businesses and accrue interest at LIBOR plus 2.39%. Unused portions of the credit facility accrue interest at a rate of 0.50%. On March 2, 2020, we amended the secured revolving credit facility to extend the commitment term from February 19, 2021 to February 19, 2022 and the final maturity date from August 19, 2021 to August 19, 2022. The agreement was further amended to allow for the transition of the benchmark interest rate used to calculate finance charges from LIBOR to the Secured Overnight Financing Rate (SOFR) plus related benchmark adjustments that represent the prevailing market convention for dollar-denominated syndicated credit facilities. The agreement includes certain affirmative and negative covenants, including financial covenants that require the subsidiary to maintain specified financial ratios. As of January 31, 2021 we were compliant with all required covenants. At January 31, 2021, $48 million was outstanding under this facility, with a weighted-average interest rate of 5.69%, which includes the unused facility fee. The outstanding balance is secured by cash and receivables of the subsidiary totaling $157 million.

Cash Held by Foreign Subsidiaries
Our cash, cash equivalents, and investments totaled $2.7 billion at January 31, 2021. Approximately 9% of those funds were held by our foreign subsidiaries and subject to repatriation tax considerations. These foreign funds were located primarily in the United Kingdom, Canada, and India. As a result of the 2017 Tax Cuts and Jobs Act, we do not expect to pay incremental

Intuit Q2 Fiscal 2021 Form 10-Q	44

U.S. taxes on repatriation. We have recorded income tax expense for Canada and India withholding taxes on earnings that are not permanently reinvested. In the event that funds from foreign operations are repatriated to the United States, we would pay withholding taxes at that time.
Off-Balance Sheet Arrangements
At January 31, 2021, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.
Contractual Obligations
We presented our contractual obligations at July 31, 2020 in our Annual Report on Form 10-K for the fiscal year then ended. In December 2020 we acquired Credit Karma and assumed certain non-cancelable contractual commitments totaling approximately $318 million as of January 31, 2021. These commitments primarily relate to cloud hosting services. Additionally, we assumed certain non-cancellable lease commitments totaling $201 million as of January 31, 2021, which are included in the table of future minimum lease payments under non-cancellable operating leases in Note 8 to the financial statements in Part I, Item 1 of this Quarterly Report. Other than the changes described above, there were no significant changes to our contractual obligations during the first six months of fiscal 2021.
Recent Accounting Pronouncements
For a description of recent accounting pronouncements, if any, and the potential impact of these pronouncements on our condensed consolidated financial statements, see Note 1 to the financial statements in Part I, Item 1 of this Quarterly Report.

Intuit Q2 Fiscal 2021 Form 10-Q	45

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes to our quantitative and qualitative disclosures about market risk during the six months ended January 31, 2021. See Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended July 31, 2020 for a detailed discussion of our market risks.

Intuit Q2 Fiscal 2021 Form 10-Q	46

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
Changes in Internal Control over Financial Reporting
On December 3, 2020, we completed the acquisition of Credit Karma. Under guidelines established by the SEC, companies are permitted to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition while integrating the acquired company. In conducting our evaluation of the effectiveness of our internal control over financial reporting, we excluded Credit Karma from our evaluation for the period ended January 31, 2021. We are in the process of integrating Credit Karma into our system of internal control over financial reporting.
Except as noted above, there was no change in our internal control over financial reporting during the period ended January 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Intuit Q2 Fiscal 2021 Form 10-Q	47

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS
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
The COVID-19 pandemic has caused economic instability and uncertainty globally and has had a negative impact, and may in the future have a material adverse impact, on our business. The COVID-19 pandemic has negatively impacted our small business results as a significant number of small businesses have closed or scaled back their offerings, particularly in light of shelter-in-place and similar directives. The severity and duration of the pandemic's impact on our operational and financial performance are uncertain and will depend on many factors beyond our control. Potential and current negative impacts of the pandemic include, but are not limited to, the following:
•Reduction in customer demand for our products and services and level of financial institution partner participation on Credit Karma's platform, decreased consumer spending levels, reduced small business payment charge volumes and payrolls and potential decreases in the number of tax returns filed could materially harm our results of operations.
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

Intuit Q2 Fiscal 2021 Form 10-Q	48

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
We face intense competition in all of our businesses, and we expect competition to remain intense in the future. Our competitors and potential competitors range from large and established entities to emerging start-ups. Our competitors may introduce superior products and services, reduce prices, have greater technical, marketing and other resources, have greater name recognition, have larger installed bases of customers, have well-established relationships with our current and potential customers, advertise aggressively or beat us to market with new products and services. In addition, we face competition from existing companies, with large established consumer user-bases and broad-based platforms, who may change or expand the focus of their business strategies and marketing to target our customers, including small businesses, tax and personal financial management customers.
We also face competition from companies with a variety of business models, including increased competition from providers of free offerings, particularly in our tax, accounting, payments and personal finance platform businesses. In order to compete, we have also introduced free offerings in several categories, but we may not be able to attract customers as effectively as competitors with different business models. In addition, other providers of free offerings may provide features that we do not offer and customers who have formerly paid for Intuit’s products and services may elect to use our competitors’ free offerings instead. These competitive factors may diminish our revenue and profitability, and harm our ability to acquire and retain customers.
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

Intuit Q2 Fiscal 2021 Form 10-Q	49

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

Intuit Q2 Fiscal 2021 Form 10-Q	50

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
We have acquired and may continue to acquire companies, products, technologies and talent that complement our strategic direction, both in and outside the United States. Acquisitions, such as our recently completed acquisition of Credit Karma, involve significant risks and uncertainties, including:
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
In addition, any acquisition or divestiture that we announce may not be completed if closing conditions are not satisfied. Because acquisitions and divestitures are inherently risky, our transactions may not be successful and may, in some cases, harm our operating results or financial condition. In particular, if the integration of Credit Karma's business is not completed within

Intuit Q2 Fiscal 2021 Form 10-Q	51

the expected time frame, such delay may materially and adversely affect the synergies and other benefits that we expect to achieve as a result of the Credit Karma acquisition and could result in additional integration-related costs or loss of revenue. Moreover, the impact of COVID-19, adverse changes in market conditions, additional integration-related costs and other factors that may be exacerbated by the impact of COVID-19, such as the failure to realize some or all of the anticipated benefits of the Credit Karma acquisition, may cause the acquisition to be dilutive to Intuit’s operating earnings per share beyond the first fiscal year after close. Any dilution of our non-GAAP diluted earnings per share could cause the price of shares of Intuit Common Stock to decline or grow at a reduced rate.
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

Intuit Q2 Fiscal 2021 Form 10-Q	52

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
Additionally, Credit Karma is subject to an order issued in 2014 by the Federal Trade Commission ("FTC") that, among other things, requires maintenance of a comprehensive security program relating to the development and management of new and existing products and services and biannual independent security assessments for 20 years from the date of the order. Credit Karma’s failure to fulfill the requirements of the FTC’s order could results in fines, penalties, regulatory inquiries, investigations and claims, and negatively impact our business and reputation.
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

Intuit Q2 Fiscal 2021 Form 10-Q	53

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

Intuit Q2 Fiscal 2021 Form 10-Q	54

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
Our growth is increasingly dependent on the strength of our business relationships and our ability to continue to develop, manage and maintain new and existing relationships with third-party partners. We rely on various third-party partners, including software and service providers, suppliers, credit reporting bureaus, vendors, manufacturers, distributors, accountants, contractors, financial institutions, core processors, licensing partners and development partners, among others, in many areas of our business in order to deliver our offerings and operate our business. Credit Karma generates revenue from its relationships with financial institution partners, which are subject to particular risks that affect their willingness to offer their products on Credit Karma's platform, such as adverse economic conditions and an increasing complexity in the regulatory environment. We also rely on third parties to support the operation of our business by maintaining our physical facilities, equipment, power systems and infrastructure. In certain instances, these third-party relationships are sole source or limited source relationships and can be difficult to replace or substitute depending on the level of integration of the third party’s products or services into, or with, our offerings and/or the general availability of such third party’s products and services. In addition, there may be few or no alternative third-party providers or vendors in the market. Further, there can be no assurance that we will be able to adequately retain third-party contractors engaged to help us operate our business.
Additionally, the business operations of our third-party partners have been and could continue to be disrupted by the COVID-19 pandemic and the actions taken in response to it, including the pandemic’s effects on their third-party partners. If our third-party partners are unable to help us operate our business as a result of the COVID-19 pandemic, our business and financial results may be negatively impacted. In addition, the COVID-19 pandemic has led credit card companies and lenders to offer fewer credit cards and loans, reduce their marketing activities generally, and, in many cases, decrease or suspend their activity on Credit Karma’s platform, all of which have impacted Credit Karma’s revenue. The failure of third parties to provide acceptable and high quality products, services and technologies or to update their products, services and technologies may result in a disruption to our business operations and our customers, which may reduce our revenues and profits, cause us to lose customers and damage our reputation. Alternative arrangements and services may not be available to us on commercially reasonable terms or at all, or we may experience business interruptions upon a transition to an alternative partner.
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

Intuit Q2 Fiscal 2021 Form 10-Q	55

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
•import or export regulations;

Intuit Q2 Fiscal 2021 Form 10-Q	56

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

Intuit Q2 Fiscal 2021 Form 10-Q	57

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

Intuit Q2 Fiscal 2021 Form 10-Q	58

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
Our tax offerings have significant seasonal patterns. Revenue from income tax preparation products and services is typically heavily concentrated during November through April and, for the 2019 tax season, this seasonality was affected by the IRS’s extension of the federal tax filing deadline to July 15, 2020 and all states with personal income tax also extending their due dates, predominantly to July. This seasonality has caused significant fluctuations in our quarterly financial results. Our financial results may also fluctuate from quarter to quarter and year to year due to a variety of factors, including factors that may affect the timing of revenue recognition. These include the timing of the availability of federal and state tax forms from taxing agencies and the ability of those agencies to receive electronic tax return submissions; changes to our offerings that result in the inclusion or exclusion of ongoing services; changes in product pricing strategies or product sales mix; changes in customer behavior; and the timing of our discontinuation of support for older product offerings. Other factors that may affect our quarterly or annual financial results include the timing of acquisitions, divestitures, and goodwill and acquired intangible asset impairment charges. Any fluctuations in our operating results may adversely affect our stock price.
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
Our future effective income tax rates may be favorably or unfavorably affected by unanticipated changes in the valuation of our deferred tax assets and liabilities, by changes in our stock price, or by changes in tax laws or their interpretation. Prior to his election, President Biden proposed changes to the U.S. tax laws that would raise the rate on both domestic and foreign income and impose a new alternative minimum tax on book income. If any or all of these (or similar) proposals are ultimately enacted into law, they could have a negative impact on our effective tax rate. Foreign governments may enact tax laws that could result in further changes to global taxation and materially affect our financial position and results of operations. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. These continuous examinations may result in unforeseen tax-related liabilities, which may harm our future financial results.
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
Adverse macroeconomic developments could negatively affect our business and financial condition. Adverse global economic events have caused, and could, in the future, cause disruptions and volatility in global financial markets and increased rates of default and bankruptcy, and could impact consumer and small business spending. In particular, because the majority of our revenue is derived from sales within the U.S., economic conditions in the U.S. have an even greater impact on us than companies with a more diverse international presence. Challenging economic times could cause potential new customers not to purchase or to delay purchasing our products and services, and could cause our existing customers to discontinue purchasing or delay upgrades of our existing products and services. In addition, the creditworthiness of Credit Karma’s members could be negatively impacted, reducing members' ability to qualify for credit cards and loans and decreasing participation on Credit Karma's platform by its financial institution partners. Any of the foregoing may negatively impact our revenues and future financial results. Decreased consumer spending levels could also reduce credit and debit card transaction processing volumes causing reductions in our payments revenue. Poor economic conditions and high unemployment have caused, and could in the future cause, a significant decrease in the number of tax returns filed, which may have a significant effect on the number of tax returns we prepare and file. In addition, weakness in the end-user consumer and small business markets could negatively affect the cash flow of our distributors and resellers who could, in turn, delay paying their obligations to us, which could increase our credit risk exposure and cause delays in our recognition of revenue or future sales to these customers. Any of these events could harm our business and our future financial results.

Intuit Q2 Fiscal 2021 Form 10-Q	59

The COVID-19 pandemic and the actions taken in response to it have significantly increased economic and demand uncertainty. The COVID-19 pandemic has caused a global recession and we cannot predict the extent to which existing small businesses will be able to survive such a downturn. Moreover, in connection with the COVID-19 pandemic, unemployment has increased significantly. Accordingly, the risks described in the paragraph above, including reduced customer demand for our products and services and reduced participation on Credit Karma's platform by its financial institution partners, decreased consumer spending levels and, in the future, decreases in the number of tax returns filed, may be more likely to materialize, any of which could harm our business and our future financial results.
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
Our acquisitions have resulted in significant expenses, including amortization and impairment of acquired technology and other acquired intangible assets, and impairment of goodwill. Total costs and expenses in these categories were $28 million in fiscal 2020; $26 million in fiscal 2019; and $21 million in fiscal 2018. Although under current accounting rules goodwill is not amortized, we may incur impairment charges related to the goodwill already recorded and to goodwill arising out of future acquisitions. We test the impairment of goodwill annually in our fourth fiscal quarter or more frequently if indicators of impairment arise. The timing of the formal annual test may result in charges to our statement of operations in our fourth fiscal quarter that may not have been reasonably foreseen in prior periods. At January 31, 2021, we had $5.6 billion in goodwill and $3.4 billion in net acquired intangible assets on our condensed consolidated balance sheet, both of which may be subject to impairment charges in the future. New acquisitions, and any impairment of the value of acquired intangible assets, may have a significant negative impact on our future financial results.
We have incurred indebtedness and may incur other debt in the future, which may adversely affect our financial condition and future financial results.
As of January 31, 2021, we had an aggregate of $2.4 billion of indebtedness outstanding under our credit facilities and our senior unsecured notes. Under the agreements governing our indebtedness, we are permitted to incur additional debt. This debt, and any debt that we may incur in the future, may adversely affect our financial condition and future financial results by, among other things:
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

Intuit Q2 Fiscal 2021 Form 10-Q	60

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

Intuit Q2 Fiscal 2021 Form 10-Q	61

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Stock repurchase activity during the three months ended January 31, 2021 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans
November 1, 2020 through November 30, 2020	—	$—	—	$2,370,765,174
December 1, 2020 through December 31, 2020	242,400	$373.18	242,400	$2,280,306,969
January 1, 2021 through January 31, 2021	227,250	$372.86	227,250	$2,195,575,213
Total	469,650	$373.02	469,650
Note: All of the shares repurchased during the three months ended January 31, 2021 were purchased under a plan we announced on August 19, 2016 pursuant to which we are authorized to repurchase up to $2 billion of our common stock. On August 21, 2018 our Board approved a new stock repurchase program under which we are authorized to repurchase up to an additional $2 billion of our common stock. At January 31, 2021, authorization from our Board of Directors to expend up to $2.2 billion remained available under these plans.

ITEM 6 - EXHIBITS
See the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q.

Intuit Q2 Fiscal 2021 Form 10-Q	62

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTUIT INC. (Registrant)
Date:	February 23, 2021	By:	/s/ MICHELLE M. CLATTERBUCK
Michelle M. Clatterbuck
Executive Vice President and Chief Financial Officer (Authorized Officer and Principal Financial Officer)

Intuit Q2 Fiscal 2021 Form 10-Q	63

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference

10.01+	Credit Karma, Inc. 2015 Equity Incentive Plan, as amended		S-8 filed 12/3/2020 File No. 333-251096

10.02+	Form of Restricted Stock Unit Agreement under the Credit Karma, Inc. 2015 Equity Incentive Plan		S-8 filed 12/3/2020 File No. 333-251096

10.03+	Form of Restricted Stock Unit Agreement under the Credit Karma, Inc. 2015 Equity Incentive Plan		S-8 filed 12/3/2020 File No. 333-251096

10.04+	Form of Dividend Equivalent Agreement under the Credit Karma, Inc. 2015 Equity Incentive Plan		S-8 filed 12/3/2020 File No. 333-251096

31.01	Certification of Chief Executive Officer	X

31.02	Certification of Chief Financial Officer	X

32.01*	Section 1350 Certification (Chief Executive Officer)	X

32.02*	Section 1350 Certification (Chief Financial Officer)	X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X

101.SCH	XBRL Taxonomy Extension Schema	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X
________________________________

+	Indicates a management or compensatory agreement.
*	This exhibit is intended to be furnished and shall not be deemed “filed” for purposes of the Securities Exchange Act of 1934, as amended.

Intuit Q2 Fiscal 2021 Form 10-Q	64