Form 10-Q
period 2021-04-30
INTUIT INC
filed 2021-05-25
CIK 896878

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 30, 2021
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 273,259,266 shares of Common Stock, $0.01 par value, were outstanding at May 19, 2021.

INTUIT INC. FORM 10-Q INDEX
Intuit, the Intuit logo, QuickBooks, TurboTax, Mint, Lacerte, ProSeries, Intuit ProConnect, Credit Karma, and the Credit Karma logo, among others, are registered trademarks and/or registered service marks of Intuit Inc., or one of its subsidiaries, in the United States and other countries. Other parties’ marks are the property of their respective owners.

Intuit Q3 Fiscal 2021 Form 10-Q	2

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

Intuit Q3 Fiscal 2021 Form 10-Q	3

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

INTUIT INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended		Nine Months Ended
(In millions, except per share amounts)	April 30, 2021	April 30, 2020	April 30, 2021	April 30, 2020
Net revenue:
Product	$533	$443	$1,395	$1,341
Service and other	3,640	2,559	5,677	4,522
Total net revenue	4,173	3,002	7,072	5,863
Costs and expenses:
Cost of revenue:
Cost of product revenue	16	16	53	57
Cost of service and other revenue	565	405	1,130	982
Amortization of acquired technology	14	5	35	17
Selling and marketing	857	648	1,799	1,624
Research and development	464	332	1,157	999
General and administrative	289	181	708	486
Amortization of other acquired intangible assets	54	2	92	5
Total costs and expenses	2,259	1,589	4,974	4,170
Operating income	1,914	1,413	2,098	1,693
Interest expense	(7)	(2)	(22)	(7)
Interest and other income (loss), net	14	(3)	77	26
Income before income taxes	1,921	1,408	2,153	1,712
Income tax provision	457	324	471	331
Net income	$1,464	$1,084	$1,682	$1,381

Basic net income per share	$5.36	$4.15	$6.26	$5.29
Shares used in basic per share calculations	273	261	269	261

Diluted net income per share	$5.30	$4.11	$6.20	$5.24
Shares used in diluted per share calculations	276	264	271	264

Cash dividends declared per common share	$0.59	$0.53	$1.77	$1.59
See accompanying notes.

Intuit Q3 Fiscal 2021 Form 10-Q	4

INTUIT INC. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended		Nine Months Ended
(In millions)	April 30, 2021	April 30, 2020	April 30, 2021	April 30, 2020

Net income	$1,464	$1,084	$1,682	$1,381
Other comprehensive income (loss), net of income taxes:
Unrealized loss on available-for-sale debt securities	(2)	(2)	(3)	—
Foreign currency translation gain (loss)	1	(7)	11	(8)
Total other comprehensive income (loss), net	(1)	(9)	8	(8)
Comprehensive income	$1,463	$1,075	$1,690	$1,373
See accompanying notes.

Intuit Q3 Fiscal 2021 Form 10-Q	5

INTUIT INC. CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(In millions)	April 30, 2021	July 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$3,164	$6,442
Investments	952	608
Accounts receivable, net	554	149
Income taxes receivable	4	12
Prepaid expenses and other current assets	305	314
Current assets before funds held for customers	4,979	7,525
Funds held for customers	348	455
Total current assets	5,327	7,980
Long-term investments	41	19
Property and equipment, net	791	734
Operating lease right-of-use assets	370	226
Goodwill	5,614	1,654
Acquired intangible assets, net	3,321	28
Long-term deferred income taxes	7	65
Other assets	287	225
Total assets	$15,758	$10,931

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$—	$1,338
Accounts payable	601	305
Accrued compensation and related liabilities	476	482
Deferred revenue	650	652
Income taxes payable	218	11
Other current liabilities	419	286
Current liabilities before customer fund deposits	2,364	3,074
Customer fund deposits	348	455
Total current liabilities	2,712	3,529
Long-term debt	2,033	2,031
Long-term deferred income tax liabilities	637	2
Operating lease liabilities	365	221
Other long-term obligations	56	42
Total liabilities	5,803	5,825
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock and additional paid-in capital	10,382	6,182
Treasury stock, at cost	(12,484)	(11,929)
Accumulated other comprehensive loss	(24)	(32)
Retained earnings	12,081	10,885
Total stockholders’ equity	9,955	5,106
Total liabilities and stockholders’ equity	$15,758	$10,931
See accompanying notes

Intuit Q3 Fiscal 2021 Form 10-Q	6

.

INTUIT INC. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)

	Three Months Ended April 30, 2021
(In millions, except shares in thousands)	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
Balance at January 31, 2021	273,961	$10,212	$(12,104)	$(23)	$10,783	$8,868
Comprehensive income	—	—	—	(1)	1,464	1,463
Issuance of stock under employee stock plans, net of shares withheld for employee taxes	423	(48)	—	—	—	(48)
Stock repurchases under stock repurchase programs	(954)	—	(380)	—	—	(380)
Dividends and dividend rights declared ($0.59 per share)	—	—	—	—	(166)	(166)
Share-based compensation expense	—	218	—	—	—	218
Balance at April 30, 2021	273,430	$10,382	$(12,484)	$(24)	$12,081	$9,955

	Nine Months Ended April 30, 2021
(In millions, except shares in thousands)	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
Balance at July 31, 2020	261,740	$6,182	$(11,929)	$(32)	$10,885	$5,106
Comprehensive income	—	—	—	8	1,682	1,690
Issuance of stock under employee stock plans, net of shares withheld for employee taxes	1,790	(108)	—	—	—	(108)
Stock repurchases under stock repurchase programs	(1,424)	—	(555)	—	—	(555)
Dividends and dividend rights declared ($1.77 per share)	—	—	—	—	(486)	(486)
Share-based compensation expense	—	510	—	—	—	510
Issuance of stock in business combination	11,324	3,798	—	—	—	3,798
Balance at April 30, 2021	273,430	$10,382	$(12,484)	$(24)	$12,081	$9,955

	Three Months Ended April 30, 2020
(In millions, except shares in thousands)	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
Balance at January 31, 2020	260,517	$6,014	$(11,889)	$(35)	$9,637	$3,727
Comprehensive income	—	—	—	(9)	1,084	1,075
Issuance of stock under employee stock plans, net of shares withheld for employee taxes	369	14	—	—	—	14
Stock repurchases under stock repurchase programs	(137)	—	(40)	—	—	(40)
Dividends and dividend rights declared ($0.53 per share)	—	—	—	—	(140)	(140)
Share-based compensation expense	—	104	—	—	—	104
Balance at April 30, 2020	260,749	$6,132	$(11,929)	$(44)	$10,581	$4,740

	Nine Months Ended April 30, 2020
(In millions, except shares in thousands)	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
Balance at July 31, 2019	260,180	$5,775	$(11,611)	$(36)	$9,621	$3,749
Comprehensive income	—	—	—	(8)	1,381	1,373
Issuance of stock under employee stock plans, net of shares withheld for employee taxes	1,745	33	—	—	—	33
Stock repurchases under stock repurchase programs	(1,176)	—	(318)	—	—	(318)
Dividends and dividend rights declared ($1.59 per share)	—	—	—	—	(421)	(421)
Share-based compensation expense	—	324	—	—	—	324
Balance at April 30, 2020	260,749	$6,132	$(11,929)	$(44)	$10,581	$4,740
See accompanying notes.

Intuit Q3 Fiscal 2021 Form 10-Q	7

INTUIT INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended
(In millions)	April 30, 2021	April 30, 2020
Cash flows from operating activities:
Net income	$1,682	$1,381
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	122	145
Amortization of acquired intangible assets	128	23
Non-cash operating lease cost	45	46
Share-based compensation expense	509	321
Deferred income taxes	69	(102)
Other	(49)	22
Total adjustments	824	455
Originations of loans held for sale	(41)	—
Sale and principal payments of loans held for sale	144	—
Changes in operating assets and liabilities:
Accounts receivable	(267)	(132)
Income taxes receivable	68	58
Prepaid expenses and other assets	(7)	(55)
Accounts payable	194	111
Accrued compensation and related liabilities	(122)	(32)
Deferred revenue	(13)	15
Income taxes payable	206	322
Operating lease liabilities	(45)	(42)
Other liabilities	85	46
Total changes in operating assets and liabilities	99	291
Net cash provided by operating activities	2,708	2,127
Cash flows from investing activities:
Purchases of corporate and customer fund investments	(904)	(487)
Sales of corporate and customer fund investments	152	105
Maturities of corporate and customer fund investments	401	408
Purchases of property and equipment	(101)	(107)
Acquisitions of businesses, net of cash acquired	(3,064)	—
Originations of term loans to small businesses	(135)	(240)
Principal repayments of term loans from small businesses	86	229
Other	37	(19)
Net cash used in investing activities	(3,528)	(111)
Cash flows from financing activities:
Repayments on borrowings under unsecured revolving credit facility	(1,000)	—
Repayment of debt	(338)	(38)
Proceeds from issuance of stock under employee stock plans	137	160
Payments for employee taxes withheld upon vesting of restricted stock units	(245)	(128)
Cash paid for purchases of treasury stock	(542)	(323)
Dividends and dividend rights paid	(482)	(419)
Net change in customer fund deposits	(107)	(47)
Other	(2)	(1)

Intuit Q3 Fiscal 2021 Form 10-Q	8

Net cash used in financing activities	(2,579)	(796)
Effect of exchange rates on cash, cash equivalents, restricted cash, and restricted cash equivalents	14	(12)
Net increase (decrease) in cash, cash equivalents, restricted cash, and restricted cash equivalents	(3,385)	1,208
Cash, cash equivalents, restricted cash, and restricted cash equivalents at beginning of period	6,697	2,352
Cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period	$3,312	$3,560

Reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents reported within the condensed consolidated balance sheets to the total amounts reported on the condensed consolidated statements of cash flows
Cash and cash equivalents	$3,164	$3,371
Restricted cash and restricted cash equivalents included in funds held for customers	148	189
Total cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period	$3,312	$3,560

Supplemental schedule of non-cash investing activities:
Issuance of common stock in a business combination	$3,798	$—
See accompanying notes.

Intuit Q3 Fiscal 2021 Form 10-Q	9

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
Our flagship brands, QuickBooks, TurboTax, and Mint, help customers run their small businesses, pay employees and send invoices, separate business and personal expenses, track their money, and file income taxes. ProSeries and Lacerte are our leading tax preparation offerings for professional accountants. On December 3, 2020 we acquired Credit Karma, Inc. (Credit Karma), a consumer technology platform that enables us to provide personalized financial offers to members including credit cards, loans, insurance, and savings and checking accounts. Incorporated in 1984 and headquartered in Mountain View, California, we sell our products and services primarily in the United States.

Basis of Presentation
These condensed consolidated financial statements include the financial statements of Intuit and its wholly owned subsidiaries. We have eliminated all significant intercompany balances and transactions in consolidation. We have included all adjustments, consisting only of normal recurring items, which we considered necessary for a fair presentation of our financial results for the interim periods presented. We have reclassified certain amounts previously reported in our financial statements to conform to the current presentation, including amounts related to reportable segments. In August 2020, we reorganized certain technology and customer success functions that support and benefit our overall platform. Additionally, certain legal, facility and employee service costs are now managed at the corporate level. As a result, these costs are no longer included in segment operating income and are now included in other corporate expenses. For the three and nine months ended April 30, 2020, we reclassified $43 million and $131 million from Small Business & Self-Employed, $29 million and $82 million from Consumer, and $3 million and $10 million from ProConnect to other corporate expenses. In August 2020, we also renamed our Strategic Partner segment as the ProConnect segment. This segment continues to serve professional accountants. See Note 12, "Segment Information," for more information.
On December 3, 2020 we acquired Credit Karma, a consumer technology platform. We have included the results of operations for Credit Karma in our condensed consolidated statements of operations from the date of acquisition. Credit Karma operates as a separate reportable segment. See Note 12, "Segment Information," for more information.
These unaudited condensed consolidated financial statements and accompanying notes should be read together with the audited consolidated financial statements in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2020. Results for the nine months ended April 30, 2021 do not necessarily indicate the results we expect for the fiscal year ending July 31, 2021 or any other future period.

Seasonality
Our Consumer and ProConnect offerings have a significant and distinct seasonal pattern as sales and revenue from our income tax preparation products and services are heavily concentrated in the period from November through April. This seasonal pattern typically results in higher net revenues during our second and third quarters ending January 31 and April 30, respectively.
Due to the COVID-19 pandemic, the timing of tax filing seasons for fiscal 2021 and fiscal 2020 varied significantly. In fiscal 2020, the IRS began accepting returns on January 27, 2020 and the tax filing deadline was July 15, 2020. In fiscal 2021, the IRS began accepting returns on February 12, 2021 and the tax filing deadline was May 17, 2021. The inconsistent tax filing seasons during fiscal 2021 and 2020 impacted our revenue and results of operations for the three and nine months ended April 30, 2021 and April 30, 2020.

Significant Accounting Policies
We describe our significant accounting policies in Note 1 to the financial statements in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2020. See the discussion of changes to our policy for revenue recognition due to the acquisition of Credit Karma below and the adoption of accounting pronouncements in "Accounting Standards Recently Adopted" below. There have been no other changes to our significant accounting policies during the first nine months of fiscal 2021.

Intuit Q3 Fiscal 2021 Form 10-Q	10

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

Intuit Q3 Fiscal 2021 Form 10-Q	11

The following table presents the composition of shares used in the computation of basic and diluted net income per share for the periods indicated.

	Three Months Ended		Nine Months Ended
(In millions, except per share amounts)	April 30, 2021	April 30, 2020	April 30, 2021	April 30, 2020
Numerator:
Net income	$1,464	$1,084	$1,682	$1,381

Denominator:
Shares used in basic per share amounts:
Weighted average common shares outstanding	273	261	269	261

Shares used in diluted per share amounts:
Weighted average common shares outstanding	273	261	269	261
Dilutive common equivalent shares from stock options
and restricted stock awards	3	3	2	3
Dilutive weighted average common shares outstanding	276	264	271	264

Basic and diluted net income per share:
Basic net income per share	$5.36	$4.15	$6.26	$5.29

Diluted net income per share	$5.30	$4.11	$6.20	$5.24

Shares excluded from diluted net income per share:
Weighted average stock options and restricted stock units that have been excluded from dilutive common equivalent shares outstanding due to their anti-dilutive effect	—	—	—	—

Deferred Revenue
We record deferred revenue when we have entered into a contract with a customer and cash payments are received or due prior to transfer of control or satisfaction of the related performance obligation. During the three and nine months ended April 30, 2021, we recognized revenue of $83 million and $626 million, respectively, that was included in deferred revenue at July 31, 2020. During the three and nine months ended April 30, 2020, we recognized revenue of $89 million and $598 million, respectively, that was included in deferred revenue at July 31, 2019.
Our performance obligations are generally satisfied within 12 months of the initial contract date. As of April 30, 2021 and July 31, 2020, the deferred revenue balance related to performance obligations that will be satisfied after 12 months was $7 million and $13 million, respectively, and is included in other long-term obligations on our condensed consolidated balance sheets.

Notes Receivable and Allowances for Loan Losses
Notes receivable held for investment consist of term loans to small businesses and are included in prepaid expenses and other current assets and other assets on our condensed consolidated balance sheets. As of April 30, 2021 and July 31, 2020, the notes receivable balances were $93 million and $40 million, respectively, and the allowances for loan losses were not material. The term loans are not secured and are recorded at amortized cost, net of allowances for loan losses. We maintain an allowance for loan losses to reserve for potentially uncollectible notes receivable. We evaluate the creditworthiness of our loan portfolio on a pooled basis due to its composition of small, homogeneous loans with similar general credit risk and characteristics and apply a loss rate at the time of loan origination. The loss rate and underlying model are updated periodically to reflect actual loan performance and changes in assumptions. We make judgments about the known and inherent risks in the loan portfolio, adverse situations that may affect borrowers’ ability to repay and current economic conditions. When we determine that amounts are uncollectible, we write them off against the allowance.
Paycheck Protection Program – In April 2020, Intuit was approved as a non-bank Small Business Administration (SBA) lender for the Paycheck Protection Program (PPP). The PPP was authorized under the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) to provide small businesses loans to pay payroll and group health costs, salaries and commissions, mortgage and rent payments, utilities, and interest on other debt which is designed to provide assistance to small businesses during the COVID-19 pandemic. Lending under the program expired on August 8, 2020. All of the loans held for sale under this program have been sold. When loans under this program do not qualify to be sold, they are held for investment. As of April 30, 2021 and July 31, 2020, PPP loans held for investment were not material and are included in prepaid expenses and other current assets and other assets on our condensed consolidated balance sheets. The SBA re-opened the PPP in January 2021 under the Coronavirus Response and Relief Supplemental Appropriations Act of 2021. We are marketing and referring small businesses to another lender under the re-opened program, but will not be originating or servicing loans in this round of the program.

Intuit Q3 Fiscal 2021 Form 10-Q	12

Concentration of Credit Risk and Significant Customers
No customer accounted for 10% or more of total net revenue in the three or nine months ended April 30, 2021 or April 30, 2020. No customer accounted for 10% or more of gross accounts receivable at April 30, 2021 or July 31, 2020.

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

Intuit Q3 Fiscal 2021 Form 10-Q	13

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table summarizes financial assets and financial liabilities that we measured at fair value on a recurring basis at the dates indicated, classified in accordance with the fair value hierarchy described above.

	April 30, 2021			July 31, 2020
(In millions)	Level 1	Level 2	Total Fair Value	Level 1	Level 2	Total Fair Value
Assets:
Cash equivalents, primarily money market funds and time deposits	$2,090	$—	$2,090	$5,765	$—	$5,765
Available-for-sale debt securities:
Municipal bonds	—	34	34	—	9	9
Corporate notes	—	1,061	1,061	—	752	752
U.S. agency securities	—	57	57	—	47	47
Total available-for-sale debt securities	—	1,152	1,152	—	808	808
Total assets measured at fair value on a recurring basis	$2,090	$1,152	$3,242	$5,765	$808	$6,573
Liabilities:
Senior unsecured notes(1)	$—	$1,980	$1,980	$—	$2,042	$2,042
(1) Carrying value on our balance sheets at April 30, 2021 and July 31, 2020 was $1.99 billion and $1.98 billion, respectively. See Note 7, “Long-Term Obligations and Commitments,” for more information.

The following table summarizes our cash equivalents and available-for-sale debt securities by balance sheet classification and level in the fair value hierarchy at the dates indicated.

	April 30, 2021			July 31, 2020
(In millions)	Level 1	Level 2	Total Fair Value	Level 1	Level 2	Total Fair Value
Cash equivalents:
In cash and cash equivalents	$2,090	$—	$2,090	$5,765	$—	$5,765
Available-for-sale debt securities:
In investments	$—	$952	$952	$—	$608	$608
In funds held for customers	—	200	200	—	200	200
Total available-for-sale debt securities	$—	$1,152	$1,152	$—	$808	$808
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
Financial assets whose fair values we measure using Level 3 inputs consist of loans held for sale. These loans are recorded at the lower of cost or fair value and totaled $98 million at July 31, 2020. The difference between cost and fair value on that date was not material. We had no loans held for sale at April 30, 2021.
Financial liabilities whose fair values we measure using Level 2 inputs consist of senior unsecured notes. See Note 7, “Long-Term Obligations and Commitments,” for more information. We measure the fair value of our senior unsecured notes based on their trading prices and the interest rates we could obtain for other borrowings with similar terms.
There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the nine months ended April 30, 2021.

Intuit Q3 Fiscal 2021 Form 10-Q	14

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
Long-term investments represent non-marketable equity securities in privately held companies that do not have a readily determinable fair value. They are accounted for at cost and adjusted based on observable price changes from orderly transactions for identical or similar investments of the same issuer or impairment. These investments are classified as Level 3 in the fair value hierarchy because we estimate the value based on valuation methods which may include a combination of the observable transaction price at the transaction date and other unobservable inputs including volatility, rights, and obligations of the investments we hold. As of April 30, 2021 and July 31, 2020, the carrying value of long-term investments was $41 million and $19 million, respectively, and adjustments to the carrying value of these investments for the nine months ended April 30, 2021 were not significant.

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

	April 30, 2021		July 31, 2020
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Classification on condensed consolidated balance sheets:
Cash and cash equivalents	$3,164	$3,164	$6,442	$6,442
Investments	948	952	600	608
Funds held for customers	347	348	455	455
Total cash and cash equivalents, investments, and funds held for customers	$4,459	$4,464	$7,497	$7,505
The following table summarizes our cash and cash equivalents, investments, and funds held for customers by investment category at the dates indicated.

	April 30, 2021		July 31, 2020
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Type of issue:
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$3,312	$3,312	$6,697	$6,697
Available-for-sale debt securities:
Municipal bonds	34	34	9	9
Corporate notes	1,057	1,061	744	752
U.S. agency securities	56	57	47	47
Total available-for-sale debt securities	1,147	1,152	800	808
Total cash, cash equivalents, restricted cash, restricted cash equivalents, and investments	$4,459	$4,464	$7,497	$7,505
We use the specific identification method to compute gains and losses on investments. We include realized gains and losses on our available-for-sale debt securities in interest and other income on our condensed consolidated statements of operations. Gross realized gains and losses on our available-for-sale debt securities for the nine months ended April 30, 2021 and April 30, 2020 were not significant.
We accumulate unrealized gains and losses on our available-for-sale debt securities, net of tax, in accumulated other comprehensive income or loss in the stockholders’ equity section of our condensed consolidated balance sheets, except for certain unrealized losses described below. Gross unrealized gains and losses on our available-for-sale debt securities at April 30, 2021 and July 31, 2020 were not significant.

Intuit Q3 Fiscal 2021 Form 10-Q	15

For available-for sale debt securities in an unrealized loss position, we determine whether a credit loss exists. The estimate of the credit loss is determined by considering available information relevant to the collectibility of the security and information about past events, current conditions, and reasonable and supportable forecasts. The allowance for credit loss is recorded to interest and other income on our condensed consolidated statement of operations, not to exceed the amount of the unrealized loss. Any excess unrealized loss greater than the credit loss at a security level is recognized in accumulated other comprehensive income or loss in the stockholders' equity section of our condensed consolidated balance sheets. We determined there were no credit losses related to available-for-sale securities as of April 30, 2021. Unrealized losses on available-for-sale debt securities at April 30, 2021 were not significant. We do not intend to sell these investments. In addition, it is more likely than not that we will not be required to sell them before recovery of the amortized cost basis, which may be at maturity.
The following table summarizes our available-for-sale debt securities, included in investments and funds held for customers, classified by the stated maturity date of the security at the dates indicated.

	April 30, 2021		July 31, 2020
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$419	$421	$389	$390
Due within two years	334	336	256	261
Due within three years	390	391	137	139
Due after three years	4	4	18	18
Total available-for-sale debt securities	$1,147	$1,152	$800	$808

The following table summarizes our funds held for customers by investment category at the dates indicated.

(In millions)	April 30, 2021	July 31, 2020
Restricted cash and restricted cash equivalents	$148	$255
Restricted available-for-sale debt securities	200	200
Total funds held for customers	$348	$455

(In millions)	April 30, 2020	July 31, 2019
Restricted cash and restricted cash equivalents	$189	$236
Restricted available-for-sale debt securities	200	200
Total funds held for customers	$389	$436

4. Goodwill and Acquired Intangible Assets

Goodwill
Changes in the carrying value of goodwill by reportable segment during the nine months ended April 30, 2021 were as shown in the following table. Our reportable segments are described in Note 12, “Segment Information.”

(In millions)	Balance July 31, 2020	Goodwill Acquired	Foreign Currency Translation	Balance April 30, 2021
Small Business & Self-Employed	$1,518	$59	$1	$1,578
Consumer	42	—	—	42
ProConnect	94	—	1	95
Credit Karma	—	3,899	—	3,899
Totals	$1,654	$3,958	$2	$5,614
Goodwill is net of accumulated impairment losses of $114 million, which were recorded prior to July 31, 2020 and are included in our Consumer segment. The fiscal 2021 increase in goodwill in our new Credit Karma segment was primarily due to the acquisition of Credit Karma. See Note 5, "Business Combinations."

Intuit Q3 Fiscal 2021 Form 10-Q	16

Acquired Intangible Assets
The following table shows the cost, accumulated amortization and weighted average life in years for our acquired intangible assets at the dates indicated. The increases in intangible assets during the nine months ended April 30, 2021 were primarily due to the acquisition of Credit Karma. See Note 5, "Business Combinations." The weighted average lives are calculated for assets that are not fully amortized.

(Dollars in millions)	Customer Lists / User Relationships	Purchased Technology	Trade Names and Logos	Covenants Not to Compete or Sue	Total

At April 30, 2021:
Cost	$3,038	$686	$400	$42	$4,166
Accumulated amortization	(330)	(439)	(35)	(41)	(845)
Acquired intangible assets, net	$2,708	$247	$365	$1	$3,321
Weighted average life in years	15	5	15	3	14

At July 31, 2020:
Cost	$256	$421	$25	$42	$744
Accumulated amortization	(248)	(404)	(25)	(39)	(716)
Acquired intangible assets, net	$8	$17	$—	$3	$28
Weighted average life in years	5	3	0	3	4
The following table shows the expected future amortization expense for our acquired intangible assets at April 30, 2021. Amortization of purchased technology is charged to amortization of acquired technology in our consolidated statements of operations. Amortization of other acquired intangible assets such as customer lists is charged to amortization of other acquired intangible assets in our consolidated statements of operations. If impairment events occur, they could accelerate the timing of acquired intangible asset charges.

(In millions)	Expected Future Amortization Expense
Twelve months ending July 31,
2021 (excluding the nine months ended April 30, 2021)	$69
2022	274
2023	264
2024	248
2025	247
Thereafter	2,219
Total expected future amortization expense	$3,321

5. Business Combinations

Credit Karma
On December 3, 2020 we acquired all of the outstanding shares of Credit Karma, a consumer technology platform. We acquired Credit Karma to help consumers unlock smart money decisions and accelerate our mission of powering prosperity around the world, by creating a personal financial assistant that helps consumers find the right financial products, put more money in their pockets and access financial expertise and advice. Credit Karma is a separate reportable segment. See Note 12, "Segment Information," for more information. We have included the financial results of Credit Karma in the condensed consolidated financial statements from the date of acquisition. For the nine months ended April 30, 2021 and April 30, 2020, the transaction costs associated with the acquisition were approximately $31 million and $10 million, respectively, and were recorded in general and administrative expenses.
We acquired Credit Karma for total consideration of $8.1 billion which included assumed equity awards and restricted shares subject to a revest provision.

Intuit Q3 Fiscal 2021 Form 10-Q	17

The fair value of the purchase price totaled $7.2 billion and included $3.4 billion in cash, 10.6 million shares of Intuit common stock with a fair value of $3.8 billion and assumed equity awards for services rendered through the acquisition date of $47 million.
We also issued shares of common stock with a fair value of $275 million which are restricted due to a revest provision, and are being expensed over a service period of three years. The share-based compensation expense related to these restricted shares is non-deductible for income tax purposes. Additionally, we assumed equity awards for future services with a fair value of $663 million that are being charged to expense over the remaining service periods, which average approximately three years.
The fair value of the stock consideration is based on the December 2, 2020 closing price of Intuit common stock of $355.49.
As part of the merger agreement, following the close of the transaction, we issued approximately $300 million of restricted stock units to the employees of Credit Karma, which is being charged to expense over a service period of four years.
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

(In millions, except years)	Estimated Useful Life	Amount
User relationships	15 years	$2,781
Trade names/Trademarks	15 years	375
Purchased technology	6 years	216
Total identifiable intangible assets		$3,372

Intuit Q3 Fiscal 2021 Form 10-Q	18

The following table summarizes the long-term deferred income tax liabilities included in the purchase price allocation above:

(In millions)	Amount
Intangibles	$(850)
Federal and state net operating loss carryforwards	132
Federal research and experimentation credit carryforwards	51
Other, net	35
Total long-term deferred income tax liabilities	$(632)
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
The pro forma financial information for the nine months ended April 30, 2021 combines our results for the nine months ended April 30, 2021, which include the results of Credit Karma subsequent to December 3, 2020, and the historical results for Credit Karma for the three months ended September 30, 2020 and one month ended November 30, 2020. The pro forma financial information for the three and nine months ended April 30, 2020 combines our historical results for those periods with the historical results of Credit Karma for the three and nine months ended March 31, 2020.
The following table summarizes the pro forma financial information:

	Three Months Ended		Nine Months Ended
(In millions)	April 30, 2021	April 30, 2020	April 30, 2021	April 30, 2020
Total revenue	$4,173	$3,242	$7,315	$6,623
Net income	$1,476	$949	$1,581	$1,027
Basic net income per share	$5.41	$3.49	$5.77	$3.78
Diluted net income per share	$5.35	$3.46	$5.71	$3.73

6. Current Liabilities

Short-Term Debt
On May 2, 2019 we entered into an amended and restated credit agreement with certain institutional lenders with an aggregate principal amount of $1.4 billion, including a $1 billion unsecured revolving credit facility that matures on May 2, 2024 and a $400 million unsecured term loan that was due on February 1, 2021.

Unsecured Revolving Credit Facility
The amended and restated credit agreement we entered into on May 2, 2019 includes a $1 billion unsecured revolving credit facility that will expire on May 2, 2024. Under this agreement we may, subject to certain customary conditions including lender approval, on one or more occasions increase commitments under the unsecured revolving credit facility in an amount not to exceed $250 million in the aggregate and may extend the maturity date up to two times. Advances under the unsecured revolving credit facility accrue interest at rates that are equal to, at our election, either Bank of America's alternate base rate plus a margin that ranges from 0.0% to 0.1% or the London Interbank Offered Rate (LIBOR) plus a margin that ranges from 0.69% to 1.1%. Actual margins under either election will be based on our senior debt credit ratings. The amended and restated credit agreement includes customary affirmative and negative covenants, including financial covenants that require us to maintain a ratio of total gross debt to annual earnings before interest, taxes, depreciation and amortization (EBITDA) of not greater than 3.25 to 1.00 as of any date and a ratio of annual EBITDA to annual interest expense of not less than 3.00 to 1.00 as of the last day of each fiscal quarter. As of April 30, 2021 we were compliant with all required covenants. We repaid the $1 billion that was outstanding as of July 31, 2020 under this unsecured revolving credit facility during the first quarter of fiscal 2021, and at April 30, 2021 no amounts were outstanding. We paid $1 million in interest on the unsecured revolving credit facility during the nine months ended April 30, 2021 and no interest during the nine months ended April 30, 2020.

Intuit Q3 Fiscal 2021 Form 10-Q	19

Term Loan
On February 1, 2021, we paid the $325 million remaining balance of the term loan upon maturity and at April 30, 2021, no amount was outstanding. The term loan accrued interest at rates that were equal to, at our election, either Bank of America's alternate base rate plus a margin that ranges from 0.0% to 0.125% or LIBOR plus a margin that ranges from 0.625% to 1.125%. Interest on the term loan was payable monthly. We paid $2 million for interest on the term loan during the nine months ended April 30, 2021 and $8 million during the nine months ended April 30, 2020. Under the amended and restated agreement we may, subject to certain customary conditions including lender approval, on one or more occasions increase commitments under the term loan in an amount not to exceed $400 million in the aggregate. This option continues to be available to us through the expiration of the amended and restated credit agreement on May 2, 2024.

Other Current Liabilities
Other current liabilities were as follows at the dates indicated:

(In millions)	April 30, 2021	July 31, 2020
Executive deferred compensation plan liabilities	$152	$123
Current portion of operating lease liabilities	74	46
Reserve for promotional discounts and rebates	16	11
Reserve for returns and credits	57	24
Current portion of dividend payable	8	6
Interest payable	7	3
Amounts due for share repurchases	13	—
Other	92	73
Total other current liabilities	$419	$286
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
The carrying value of the Notes was as follows at the dates indicated:

(In millions)	April 30, 2021	July 31, 2020	Effective Interest Rate
Senior unsecured notes issued June 2020:
0.650% notes due July 2023	$500	$500	0.837%
0.950% notes due July 2025	500	500	1.127%
1.350% notes due July 2027	500	500	1.486%
1.650% notes due July 2030	500	500	1.767%
Total senior unsecured notes	2,000	2,000
Unamortized discount and debt issuance costs	(15)	(17)
Net carrying value senior unsecured notes	$1,985	$1,983
Interest is payable semiannually on January 15 and July 15 of each year. The discount and debt issuance costs are amortized to interest expense over the term of the Notes under the effective interest method. We paid $12 million for interest on the Notes during the nine months ended April 30, 2021.
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

Intuit Q3 Fiscal 2021 Form 10-Q	20

any accrued and unpaid interest to but not including the date of repurchase. The indenture governing the Notes requires us to comply with certain covenants. For example, the Notes limit our ability to create certain liens and enter into sale and leaseback transactions. As of April 30, 2021 we were compliant with all covenants governing the Notes.

Secured Revolving Credit Facility
On February 19, 2019, a subsidiary of Intuit entered into a two-year $300 million secured revolving credit facility with a lender. The revolving credit facility is secured by cash and receivables of the subsidiary and is non-recourse to Intuit Inc. Advances under this secured revolving credit facility are used to fund a portion of our loans to qualified small businesses and accrue interest at LIBOR plus 2.39%. Unused portions of the credit facility accrue interest at a rate of 0.50%. On March 2, 2020, we amended the secured revolving credit facility to extend the commitment term from February 19, 2021 to February 19, 2022 and the final maturity date from August 19, 2021 to August 19, 2022. On February 26, 2021, we amended the secured revolving credit facility to extend the commitment term to May 31, 2022 and the final maturity date to November 30, 2022. On October 13, 2020 the agreement was amended to allow for the transition of the benchmark interest rate used to calculate finance charges from LIBOR to the Secured Overnight Financing Rate (SOFR) plus related benchmark adjustments that represent the prevailing market convention for dollar-denominated syndicated credit facilities. The agreement includes certain affirmative and negative covenants, including financial covenants that require the subsidiary to maintain specified financial ratios. As of April 30, 2021 we were compliant with all required covenants. At April 30, 2021, $48 million was outstanding under this facility, with a weighted-average interest rate of 5.67%, which includes the unused facility fee. The outstanding balance is secured by cash and receivables of the subsidiary totaling $173 million. Interest on the facility is payable monthly. We paid $2 million for interest on the secured revolving credit facility during the nine months ended April 30, 2021 and $3 million during the nine months ended April 30, 2020.

Other Long-Term Obligations
Other long-term obligations were as follows at the dates indicated:

(In millions)	April 30, 2021	July 31, 2020
Long-term income tax liabilities	$28	$10
Total dividend payable	16	12
Long-term deferred revenue	7	13
Other	16	17
Total long-term obligations	67	52
Less current portion (included in other current liabilities)	(11)	(10)
Long-term obligations due after one year	$56	$42

Unconditional Purchase Obligations
We describe our purchase obligations in Note 8 to the financial statements in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2020. In December 2020 we acquired Credit Karma and assumed certain non-cancellable contractual commitments totaling approximately $318 million as of January 31, 2021. These commitments primarily relate to cloud hosting services. There were no other significant changes in our purchase obligations during the nine months ended April 30, 2021.

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

Intuit Q3 Fiscal 2021 Form 10-Q	21

The components of lease expense were as follows:

	Three Months Ended		Nine Months Ended
(In millions)	April 30, 2021	April 30, 2020	April 30, 2021	April 30, 2020
Operating lease cost (1)	$21	$16	$54	$53
Variable lease cost	2	3	8	9
Sublease income	(4)	(5)	(12)	(19)
Total net lease cost	$19	$14	$50	$43
(1)    Includes short-term leases, which were not significant for each of the three and nine months ended April 30, 2021 and 2020.
Supplemental cash flow information related to operating leases was as follows:

	Nine Months Ended
(In millions)	April 30, 2021	April 30, 2020
Cash paid for amounts included in the measurement of operating lease liabilities	$52	$50
Right-of-use assets obtained in exchange for new operating lease liabilities (1)	$32	$328
(1)    For the nine months ended April 30, 2020, this includes $319 million for operating leases existing on August 1, 2019 and $9 million for operating leases that commenced in the first nine months of fiscal 2020.
Other information related to operating leases was as follows at the dates indicated:

	April 30, 2021	July 31, 2020
Weighted-average remaining lease term for operating leases	6.6 years	5.5 years
Weighted-average discount rate for operating leases	2.3%	3.1%
Future minimum lease payments under non-cancellable operating leases as of April 30, 2021 were as follows:

(In millions)	Operating Leases (1)
Fiscal year ending July 31,
2021 (excluding the nine months ended April 30, 2021)	$17
2022	88
2023	78
2024	74
2025	59
Thereafter	157
Total future minimum lease payments	473
Less imputed interest	(34)
Present value of lease liabilities	$439
(1)    Non-cancellable sublease proceeds for the remainder of the fiscal year ending July 31, 2021 and the fiscal years ending July 31, 2022, 2023, 2024, and 2025, of $3 million, $9 million, $3 million, $2 million, and $1 million, respectively, are not included in the table above.

Intuit Q3 Fiscal 2021 Form 10-Q	22

Supplemental balance sheet information related to operating leases was as follows at the dates indicated:

(In millions)	April 30, 2021	July 31, 2020

Operating lease right-of-use assets	$370	$226

Other current liabilities	$74	$46
Operating lease liabilities	365	221
Total operating lease liabilities	$439	$267
As of April 30, 2021, we have additional operating leases of $42 million, primarily for office facilities, that have not yet commenced and therefore are not reflected on the condensed consolidated balance sheet nor in the tables above. These operating leases will commence in fiscal year 2022 with lease terms of 3 to 11 years.

9. Income Taxes

Effective Tax Rate
We compute our provision for or benefit from income taxes by applying the estimated annual effective tax rate to income or loss from recurring operations and adding the effects of any discrete income tax items specific to the period.
For the three and nine months ended April 30, 2021, we recognized excess tax benefits on share-based compensation of $13 million and $77 million, respectively, in our provision for income taxes. For the three and nine months ended April 30, 2020, we recognized excess tax benefits on share-based compensation of $7 million and $59 million, respectively, in our provision for income taxes.
Our effective tax rates for the three and nine months ended April 30, 2021 were approximately 24% and 22%, respectively. Excluding discrete tax items primarily related to share-based compensation tax benefits mentioned above, our effective tax rate for both periods was approximately 25%. The difference from the federal statutory rate of 21% was primarily due to state income taxes, non-deductible share-based compensation and non-deductible transaction costs related to the Credit Karma acquisition, which were partially offset by the tax benefit we received from the federal research and experimentation credit.
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
In the current global tax policy environment, the U.S. and other domestic and foreign governments continue to consider, and in some cases enact, changes in corporate tax laws. As changes occur, we account for finalized legislation in the period of enactment.

Unrecognized Tax Benefits and Other Considerations
The total amount of our unrecognized tax benefits at January 31, 2021 was $168 million. If we were to recognize these net benefits, our income tax expense would reflect a favorable net impact of $101 million. The increase in the unrecognized tax benefits during the six months ended January 31, 2021 was primarily related to the acquisition of Credit Karma. There were no material changes to these amounts during the three months ended April 30, 2021. We do not believe that it is reasonably possible that there will be a significant increase or decrease in our unrecognized tax benefits over the next 12 months.

We have offset an $80 million long-term liability for uncertain tax positions against our long-term income tax receivable at April 30, 2021. The long-term income tax receivable is primarily related to the government’s approval of a method of accounting change request for fiscal 2018 and a refund claim related to Credit Karma's alternative minimum tax credit that was recorded as part of the acquisition.

Intuit Q3 Fiscal 2021 Form 10-Q	23

10. Stockholders’ Equity

Stock Repurchase Programs and Treasury Shares
Intuit’s Board of Directors has authorized a series of common stock repurchase programs. Shares of common stock repurchased under these programs become treasury shares. We repurchased 1.4 million shares for $555 million under these programs during the nine months ended April 30, 2021. Included in this amount were $13 million of repurchases which occurred in late April 2021 and settled in early May 2021. At April 30, 2021, we had authorization from our Board of Directors to expend up to an additional $1.8 billion for stock repurchases. Future stock repurchases under the current program is at the discretion of management, and authorization of future stock repurchase programs is subject to the final determination of our Board of Directors.
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

Dividends on Common Stock
During the nine months ended April 30, 2021 we declared quarterly cash dividends that totaled $1.77 per share of outstanding common stock for a total of $486 million. In May 2021 our Board of Directors declared a quarterly cash dividend of $0.59 per share of outstanding common stock payable on July 19, 2021 to stockholders of record at the close of business on July 12, 2021. Future declarations of dividends and the establishment of future record dates and payment dates are subject to the final determination of our Board of Directors.

Share-Based Compensation Expense
The following table summarizes the total share-based compensation expense that we recorded in operating income for the periods shown.

	Three Months Ended		Nine Months Ended
(In millions)	April 30, 2021	April 30, 2020	April 30, 2021	April 30, 2020
Cost of revenue	$16	$15	$47	$44
Selling and marketing	51	27	127	86
Research and development	82	36	187	111
General and administrative	69	25	148	80
Total share-based compensation expense	$218	$103	$509	$321
We capitalized $1 million in share-based compensation related to internal-use software projects during the nine months ended April 30, 2021 and $3 million during the nine months ended April 30, 2020.

Intuit Q3 Fiscal 2021 Form 10-Q	24

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

Share-Based Awards Available for Grant
A summary of share-based awards available for grant under our plans for the nine months ended April 30, 2021 was as follows:

(Shares in thousands)	Shares Available for Grant
Balance at July 31, 2020	18,047
Shares available for grant under an assumed plan	4,298
Restricted stock units granted (1)	(4,667)
Options granted	—
Share-based awards canceled/forfeited/expired (1) (2)	3,181
Balance at April 30, 2021	20,859
(1)RSUs granted from the pool of shares available for grant under our 2005 Equity Incentive Plan reduce the pool by 2.3 shares for each share granted. RSUs forfeited and returned to the pool of shares available for grant under the 2005 Equity Incentive Plan increase the pool by 2.3 shares for each share forfeited. Shares granted from the Credit Karma Plan reduce the pool by one share for each share granted. Shares forfeited and returned to the pool from the Credit Karma Plan increase the pool by one share for each share forfeited.
(2)Stock options and RSUs canceled, expired or forfeited under our 2005 Equity Incentive Plan and Credit Karma Plan are returned to the pool of shares available for grant. Under the 2005 Equity Incentive Plan, shares withheld for income taxes upon vesting of RSUs that were granted on or after July 21, 2016 are also returned to the pool of shares available for grant. Stock options and RSUs canceled, expired or forfeited under older expired plans are not returned to the pool of shares available for grant. Under the Credit Karma Plan, shares withheld for income taxes are also returned to the pool of shares available for grant.

Restricted Stock Unit and Restricted Stock Activity and Related Share-Based Compensation Expense
A summary of restricted stock unit (RSU) and restricted stock activity for the nine months ended April 30, 2021 was as follows:

(Shares in thousands)	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at July 31, 2020	5,664	$231.97
Assumed through acquisition	1,998	355.49
Granted (1)	1,793	376.34
Restricted stock subject to revest provisions issued in connection with acquisition	775	355.49
Vested	(1,486)	244.57
Forfeited	(878)	240.99
Nonvested at April 30, 2021	7,866	$305.03
(1)This includes 809,000 RSUs granted to the employees of Credit Karma in connection with the acquisition with a grant date fair value of $300 million. See Note 5, "Business Combinations."
At April 30, 2021, there was approximately $2.1 billion of unrecognized compensation cost related to non-vested RSUs and restricted stock with a weighted average vesting period of 2.8 years. We will adjust unrecognized compensation cost for actual forfeitures as they occur.

Intuit Q3 Fiscal 2021 Form 10-Q	25

Stock Option Activity and Related Share-Based Compensation Expense
A summary of stock option activity for the nine months ended April 30, 2021 was as follows:

	Options Outstanding
(Shares in thousands)	Number of Shares	Weighted Average Exercise Price Per Share
Balance at July 31, 2020	2,681	$185.83
Granted	—	—
Exercised	(465)	126.79
Canceled or expired	(72)	261.11
Balance at April 30, 2021	2,144	$196.11

Exercisable at April 30, 2021	1,478	$156.43
At April 30, 2021, there was approximately $40 million of unrecognized compensation cost related to non-vested stock options with a weighted average vesting period of 2.7 years. We will adjust unrecognized compensation cost for actual forfeitures as they occur.

11. Litigation
Beginning in May 2019, various legal proceedings were filed and certain regulatory inquiries were commenced in connection with our provision and marketing of free online tax preparation programs. We believe that the allegations contained within these legal proceedings are without merit. We are vigorously defending our interests in the legal proceedings and cooperating in the inquiries. These proceedings include, among others, multiple putative class actions that were consolidated into a single putative class action in the Northern District of California in September 2019 (the “Intuit Free File Litigation”) and demands for arbitration that were filed beginning in October 2019. In August 2020, the Ninth Circuit Court of Appeals ordered that the putative class action claims be resolved through arbitration. Intuit entered into a proposed settlement agreement in November 2020 to resolve the putative class action, which was rejected by the court. On May 20, 2021, Intuit entered into an agreement that resolved the Intuit Free File Litigation on an individual non-class basis, without any admission of wrongdoing, for a non-material amount.
As of April 30, 2021, there are approximately 126,000 individual arbitration claims pending and we could incur significant arbitration and legal fees associated with the defense of these claims. We recorded approximately $14 million in arbitration fees related to these claims in fiscal 2020. The amount of our fiscal 2021 arbitration fees net of insurance proceeds and rebates is not material. The arbitration fees are unrelated to the underlying merits of the claims and are accrued at the earlier of when invoiced or when the services are rendered. We could incur additional arbitration fees of approximately $360 million in future periods. We are continuing to dispute the applicability and propriety of these fees. An immaterial number of claims have been resolved through the arbitration process to date and we expect that more claims will continue through the process.
In view of the complexity and ongoing and uncertain nature of the outstanding proceedings and inquiries, at this time we are unable to estimate a reasonably possible financial loss or range of financial loss that we may incur to resolve or settle the remaining matters.
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

Intuit Q3 Fiscal 2021 Form 10-Q	26

In August 2020 we reorganized certain technology and customer success functions that support and benefit our overall platform. Additionally, certain legal, facility and employee service costs are now managed at the corporate level. As a result, these costs are no longer included in segment operating income and are now included in other corporate expenses. For the three and nine months ended April 30, 2020, we reclassified $43 million and $131 million from Small Business & Self-Employed, $29 million and $82 million from Consumer, and $3 million and $10 million from ProConnect to other corporate expenses. In August 2020, we also renamed our Strategic Partner segment as the ProConnect segment. This segment continues to serve professional accountants.
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

All of our segments operate primarily in the United States and sell primarily to customers in the United States. Total international net revenue was less than 5% for the three and nine months ended April 30, 2021 and April 30, 2020.
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

Intuit Q3 Fiscal 2021 Form 10-Q	27

The following table shows our financial results by reportable segment for the periods indicated. Segment results for fiscal 2020 have been reclassified to conform to the fiscal 2021 segment presentation, as described earlier in this footnote.

	Three Months Ended		Nine Months Ended
(In millions)	April 30, 2021	April 30, 2020	April 30, 2021	April 30, 2020
Net revenue:
Small Business & Self-Employed	$1,177	$982	$3,436	$3,001
Consumer	2,445	1,827	2,711	2,426
ProConnect	235	193	465	436
Credit Karma	316	—	460	—
Total net revenue	$4,173	$3,002	$7,072	$5,863

Operating income:
Small Business & Self-Employed	$620	$456	$1,979	$1,496
Consumer	1,773	1,350	1,622	1,521
ProConnect	196	155	358	323
Credit Karma	117	—	155	—
Total segment operating income	2,706	1,961	4,114	3,340
Unallocated corporate items:
Share-based compensation expense	(218)	(103)	(509)	(321)
Other corporate expenses	(506)	(438)	(1,380)	(1,304)
Amortization of acquired technology	(14)	(5)	(35)	(17)
Amortization of other acquired intangible assets	(54)	(2)	(92)	(5)
Total unallocated corporate items	(792)	(548)	(2,016)	(1,647)
Total operating income	$1,914	$1,413	$2,098	$1,693
Revenue classified by significant product and service offerings was as follows:

	Three Months Ended		Nine Months Ended
(In millions)	April 30, 2021	April 30, 2020	April 30, 2021	April 30, 2020
Net revenue:
QuickBooks Online Accounting	$437	$353	$1,233	$989
Online Services	278	207	747	602
Total Online Ecosystem	715	560	1,980	1,591
QuickBooks Desktop Accounting	193	173	594	577
Desktop Services and Supplies	269	249	862	833
Total Desktop Ecosystem	462	422	1,456	1,410
Small Business & Self-Employed	1,177	982	3,436	3,001
Consumer	2,445	1,827	2,711	2,426
ProConnect	235	193	465	436
Credit Karma	316	—	460	—
Total net revenue	$4,173	$3,002	$7,072	$5,863
Revenue from our QuickBooks Desktop packaged software products was $43 million and $89 million for the three and nine months ended April 30, 2021, respectively, and $36 million and $97 million for the three and nine months ended April 30, 2020, respectively. These amounts are included in the QuickBooks Desktop Accounting revenue presented in the table above.
Credit Karma revenue is primarily generated from cost-per-action transactions which are related to credit card issuances and personal loan funding.

Intuit Q3 Fiscal 2021 Form 10-Q	28

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
In August 2020 we reorganized certain technology and customer success functions that support and benefit our overall platform. Additionally, certain legal, facility and employee service costs are now managed at the corporate level. As a result, these costs are no longer included in segment operating income and are now included in other corporate expenses. For the three and nine months ended April 30, 2020, we reclassified $43 million and $131 million from Small Business & Self-Employed, $29 million and $82 million from Consumer, and $3 million and $10 million from ProConnect to other corporate expenses. In August 2020, we also renamed our Strategic Partner segment as the ProConnect segment. This segment continues to serve professional accountants. Segment results for fiscal 2020 have been reclassified to conform to the fiscal 2021 segment presentation.
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

Intuit Q3 Fiscal 2021 Form 10-Q	29

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

Intuit Q3 Fiscal 2021 Form 10-Q	30

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
Seasonality
Our Consumer and ProConnect offerings have a significant and distinct seasonal pattern as sales and revenue from our income tax preparation products and services are heavily concentrated in the period from November through April. This seasonal pattern typically results in higher net revenues during our second and third quarters ending January 31 and April 30, respectively.
Due to the COVID-19 pandemic, the timing of tax filing seasons for fiscal 2021 and fiscal 2020 varied significantly. In fiscal 2020, the IRS began accepting returns on January 27, 2020 and the tax filing deadline was July 15, 2020. In fiscal 2021, the IRS began accepting returns on February 12, 2021 and the tax filing deadline was May 17, 2021. The inconsistent tax filing seasons during fiscal 2021 and 2020 impacted our revenue and results of operations for the three and nine months ended April 30, 2021 and April 30, 2020 as discussed below.
We expect the seasonality of our Consumer and ProConnect businesses to continue to have a significant impact on our quarterly financial results in the future.

Intuit Q3 Fiscal 2021 Form 10-Q	31

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
Key highlights for the first nine months of fiscal 2021 include the following:

Revenue of	Consumer revenue of	Small Business & Self-Employed revenue of
$7.1 B	$2.7 B	$3.4 B
up 21% from the same period of fiscal 2020	up 12% from same period of fiscal 2020	up 14% from the same period of fiscal 2020

Operating income of	Net income of	Diluted net income per share of
$2.1 B	$1.7 B	$6.20
up 24% from the same period of fiscal 2020	up 22% from the same period of fiscal 2020	up 18% from the same period of fiscal 2020

Intuit Q3 Fiscal 2021 Form 10-Q	32

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant impact on our net revenue, operating income or loss, and net income or loss, as well as on the value of certain assets and liabilities on our condensed consolidated balance sheets. We believe that the estimates, assumptions and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2020 have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. Except for the critical accounting policy and estimates discussed below, we believe that there were no significant changes in those critical accounting policies and estimates during the first nine months of fiscal 2021. Senior management has reviewed the development and selection of our critical accounting policies and estimates and their disclosure in this Quarterly Report on Form 10-Q with the Audit and Risk Committee of our Board of Directors.
Goodwill – Impairment Assessments
As discussed in our Annual Report on Form 10-K for the fiscal year ended July 31, 2020, in the absence of indicators of impairment we test goodwill for impairment annually during our fourth fiscal quarter. As part of that test, we compare the estimated fair value of each reporting unit to its carrying value. We determine the estimated fair value of each reporting unit based on a weighted combination of income and market approaches. We describe the estimates, judgments and assumptions we make in connection with goodwill impairment assessments under "Goodwill, Acquired Intangible Assets and Other Long-Lived Assets" in Note 1 to the financial statements in Item 8 of that report and "Goodwill, Acquired Intangible Assets and Other Long-Lived Assets - Impairment Assessments" in the Critical Accounting Policies and Estimates section of Item 7 of that Form 10-K.
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

Intuit Q3 Fiscal 2021 Form 10-Q	33

RESULTS OF OPERATIONS

Financial Overview

(Dollars in millions, except per share amounts)	Q3 FY21	Q3 FY20	$ Change	% Change	YTD Q3 FY21	YTD Q3 FY20	$ Change	% Change
Total net revenue	$4,173	$3,002	$1,171	39%	$7,072	$5,863	$1,209	21%
Operating income	1,914	1,413	501	35%	2,098	1,693	405	24%
Net income	1,464	1,084	380	35%	1,682	1,381	301	22%
Diluted net income per share	$5.30	$4.11	$1.19	29%	$6.20	$5.24	$0.96	18%
Current Fiscal Quarter
Total net revenue for the third quarter of fiscal 2021 increased $1.2 billion or 39% compared with the same quarter of fiscal 2020. The acquisition of Credit Karma contributed $316 million to total revenue during the third quarter of fiscal 2021. Revenue for our Consumer and ProConnect segments increased compared to the same period in fiscal 2020. As a result of the shift in timing of the fiscal 2021 and 2020 tax filing seasons discussed above, a certain amount of sales shifted from our third fiscal quarter to our fourth fiscal quarter for both years. However, as the tax filing deadline was earlier in fiscal 2021 as compared to fiscal 2020, there was an increase in revenue during the fiscal 2021 period. Our Small Business & Self-Employed segment revenue increased during the quarter primarily due to growth in our Online Ecosystem revenue. See “Segment Results” later in this Item 2 for more information about the results for all of our reportable segments.
Operating income for the third quarter of fiscal 2021 increased $501 million or 35% compared with the same quarter of fiscal 2020. Revenue increased as described above, which was partially offset by an increase in expenses primarily for staffing, marketing, share-based compensation, and amortization of other acquired intangible assets. See "Cost of Revenue" and “Operating Expenses” later in this Item 2 for more information.
Net income for the third quarter of fiscal 2021 increased $380 million or 35% compared with the same period of fiscal 2020 in line with the increase in operating income described above. Diluted net income per share increased 29% to $5.30 for the third quarter of fiscal 2021, due to the increase in net income, partially offset by the increase in the weighted average shares outstanding due to the shares issued as part of the acquisition of Credit Karma in the second quarter of fiscal 2021.
Fiscal Year to Date
Total net revenue for the first nine months of fiscal 2021 increased $1.2 billion or 21% compared with the same period of fiscal 2020. The acquisition of Credit Karma contributed $460 million to total other revenue in the fiscal 2021 period. Revenue for our Consumer and ProConnect segments increased compared to the same period in fiscal 2020. As a result of the shift in timing of the fiscal 2021 and 2020 tax filing seasons discussed above, a certain amount of sales shifted from our third fiscal quarter to our fourth fiscal quarter for both years. However, as the tax filing deadline was earlier in fiscal 2021 as compared to fiscal 2020, there was an increase in revenue during the fiscal 2021 period. Our Small Business & Self-Employed segment revenue increased primarily due to growth in our Online Ecosystem revenue. See “Segment Results” later in this Item 2 for more information about the results for all of our reportable segments.
Operating income for the first nine months of fiscal 2021 increased $405 million or 24% compared with the same period of fiscal 2020. Revenue increased as described above, which was partially offset by an increase in expenses primarily for staffing, share-based compensation, amortization of other acquired intangible assets, and marketing. See "Cost of Revenue" and “Operating Expenses” later in this Item 2 for more information.
Net income for the first nine months of fiscal 2021 increased $301 million or 22% compared with the same period of fiscal 2020 primarily due to the increase in operating income described above, a $30 million gain from the sale of a note receivable that was previously written off, and a $17 million gain on other long-term investments. These increases were partially offset by a higher tax expense for the period. Diluted net income per share increased 18% to $6.20 for the first nine months of fiscal 2021 due to the increase in net income, partially offset by an increase in the weighted average shares outstanding due to the shares issued as part of the acquisition of Credit Karma in the second quarter of fiscal 2021.

Segment Results
The information below is organized in accordance with our four reportable segments. See “Executive Overview – About Intuit” earlier in this Item 2 and Note 12 to the financial statements in Part I, Item 1 of this Quarterly Report for more information. All of our segments operate and sell to customers primarily in the United States. Total international net revenue was less than 5% for the three and nine months ended April 30, 2021 and April 30, 2020.
In August 2020 we reorganized certain technology and customer success functions that support and benefit our overall platform. Additionally, certain legal, facility and employee service costs are now managed at the corporate level. As a result,

Intuit Q3 Fiscal 2021 Form 10-Q	34

these costs are no longer included in segment operating income and are now included in other corporate expenses. For the three and nine months ended April 30, 2020, we reclassified $43 million and $131 million from Small Business & Self-Employed, $29 million and $82 million from Consumer, and $3 million and $10 million from ProConnect to other corporate expenses. In August 2020, we also renamed our Strategic Partner segment as the ProConnect segment. This segment continues to serve professional accountants.
In December 2020 we acquired Credit Karma in a business combination which operates as a separate reportable segment. We have included the results of operations of Credit Karma in our condensed consolidated results of operations from the date of acquisition. See Note 5, "Business Combinations," to the financial statements in Part I, Item 1 of this Quarterly Report for more information.
Segment operating income or loss is segment net revenue less segment cost of revenue and operating expenses. See “Executive Overview – Industry Trends and Seasonality” earlier in this Item 2 for a description of the seasonality of our business. For our Small Business & Self-Employed, Consumer, and ProConnect reportable segments, we include expenses such as corporate selling and marketing, product development, and general and administrative, which are not allocated to specific segments, in unallocated corporate items as part of other corporate expenses. For Credit Karma, segment expenses include all direct expenses related to selling and marketing, product development, and general and administrative. Unallocated corporate items for all segments include share-based compensation, amortization of acquired technology, amortization of other acquired intangible assets, and goodwill and intangible asset impairment charges. These unallocated corporate items for all segments totaled $2.0 billion in the first nine months of fiscal 2021 and $1.6 billion in the first nine months of fiscal 2020. Unallocated corporate items increased in the fiscal 2021 period due to increased corporate product development, selling and marketing, and general and administrative expenses in support of the growth of our businesses, higher share-based compensation expenses, higher amortization of acquired technology, and higher amortization of other acquired intangible assets. See Note 12 to the financial statements in Part I, Item 1 of this Quarterly Report for reconciliations of total segment operating income or loss to consolidated operating income or loss for each fiscal period presented.

Intuit Q3 Fiscal 2021 Form 10-Q	35

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

(Dollars in millions)	Q3 FY21	Q3 FY20	% Change	YTD Q3 FY21	YTD Q3 FY20	% Change
Product revenue	$250	$226	11%	$825	$797	4%
Service and other revenue	927	756	23%	2,611	2,204	18%
Total segment revenue	$1,177	$982	20%	$3,436	$3,001	14%
% of total revenue	28%	33%		49%	51%

Segment operating income	$620	$456	36%	$1,979	$1,496	32%
% of related revenue	53%	46%		58%	50%

Intuit Q3 Fiscal 2021 Form 10-Q	36

Revenue classified by significant product and service offerings was as follows:

(Dollars in millions)	Q3 FY21	Q3 FY20	% Change	YTD Q3 FY21	YTD Q3 FY20	% Change
Net revenue:
QuickBooks Online Accounting	$437	$353	24%	$1,233	$989	25%
Online Services	278	207	34%	747	602	24%
Total Online Ecosystem	715	560	28%	1,980	1,591	24%
QuickBooks Desktop Accounting	193	173	12%	594	577	3%
Desktop Services and Supplies	269	249	8%	862	833	3%
Total Desktop Ecosystem	462	422	9%	1,456	1,410	3%
Total Small Business & Self-Employed	$1,177	$982	20%	$3,436	$3,001	14%
Revenue for our Small Business & Self-Employed segment increased $195 million or 20% in the third quarter of fiscal 2021 and $435 million or 14% in the first nine months of fiscal 2021 compared with the same periods of fiscal 2020. The increase in both periods was primarily due to growth in Online Ecosystem revenue.
Online Ecosystem Revenue
Online Ecosystem revenue increased 28% in the third quarter of fiscal 2021 and 24% in the first nine months of fiscal 2021 compared with the same periods of fiscal 2020. QuickBooks Online Accounting revenue increased 24% in the third quarter of fiscal 2021 and 25% in the first nine months of fiscal 2021 primarily due to an increase in customers as well as a shift in mix to our higher priced offerings. Online Services revenue increased 34% in the third quarter of fiscal 2021 and 24% in the first nine months of fiscal 2021 primarily due to an increase in revenue from our payments and payroll offerings. Online payments revenue increased due to an increase in customers and an increase in charge volume per customer. Online payroll revenue increased due to a shift in mix to our full service offering and an increase in customers.
Desktop Ecosystem Revenue
Desktop Ecosystem revenue increased 9% in the third quarter of fiscal 2021 compared with the same quarter of fiscal 2020. The increase was due to growth in our QuickBooks Desktop Enterprise subscription offering as well as Desktop Payments and Desktop Payroll offerings primarily as a result of an increase in customers. Additionally we experienced higher Desktop unit sales in the third quarter of fiscal 2021 compared to the same period in the prior year which had fewer units as a result of the pandemic.
Desktop Ecosystem revenue increased 3% in the first nine months of fiscal 2021 compared with the same period of fiscal 2020. Revenue in the first nine months of fiscal 2021 increased due to growth in our QuickBooks Desktop Enterprise subscription offering due to an increase in customers, higher revenue for Desktop Payroll and Desktop Payments, and higher Desktop unit sales. During the first quarter of fiscal 2021 there was an increase in revenue from license updates associated with our Pro Advisor offerings and higher revenue from version protection as a result of price increases in the prior year.

Small Business & Self-Employed segment operating income increased 36% in the third quarter of fiscal 2021 compared with the same period of fiscal 2020 primarily due to the increase in revenue described above, partially offset by higher expenses for staffing and marketing. Operating income increased 32% in the first nine months of fiscal 2021 compared with the same period of fiscal 2020, primarily due to the increase in revenue described above, and lower expenses. Decreases in marketing and depreciation expense were partially offset by an increase in staffing.
In August 2020, we reorganized certain technology and customer success functions that support and benefit our overall platform. Additionally, certain legal, facility and employee service costs are now managed at the corporate level. As a result, these costs are no longer included in segment operating income and are now included in other corporate expenses. For the three and nine months ended April 30, 2020, we reclassified $43 million and $131 million from Small Business & Self-Employed to other corporate expenses.

Intuit Q3 Fiscal 2021 Form 10-Q	37

Consumer

Consumer segment product revenue is derived primarily from TurboTax desktop tax return preparation software and related form updates.

Consumer segment service and other revenue is derived primarily from TurboTax Online and TurboTax Live offerings, electronic tax filing services and connected services, and also from our Mint offering.

(Dollars in millions)	Q3 FY21	Q3 FY20	% Change	YTD Q3 FY21	YTD Q3 FY20	% Change
Product revenue	$110	$83	33%	$183	$179	2%
Service and other revenue	2,335	1,744	34%	2,528	2,247	13%
Total segment revenue	$2,445	$1,827	34%	$2,711	$2,426	12%
% of total revenue	58%	61%		38%	41%

Segment operating income	$1,773	$1,350	31%	$1,622	$1,521	7%
% of related revenue	73%	74%		60%	63%
Revenue for our Consumer segment increased $285 million or 12% in the first nine months of fiscal 2021 compared with the same period of fiscal 2020. As a result of the shift in timing of the fiscal 2021 and 2020 tax filing seasons discussed above, a certain amount of sales shifted from our third fiscal quarter to our fourth fiscal quarter for both years. However, as the tax filing deadline was earlier in fiscal 2021 as compared to fiscal 2020, there was an increase in revenue during the fiscal 2021 period.
Segment operating income increased $101 million or 7% in the first nine months of fiscal 2021 compared with the same period of fiscal 2020 primarily due to the increase in revenue described above, partially offset by higher expenses for staffing, marketing, and outside services.
In August 2020, we reorganized certain technology and customer success functions that support and benefit our overall platform. Additionally, certain legal, facility and employee service costs are now managed at the corporate level. As a result, these costs are no longer included in segment operating income and are now included in other corporate expenses. For the three and nine months ended April 30, 2020, we reclassified $29 million and $82 million from Consumer to other corporate expenses.
Due to the extension of the tax filing deadline from April 15, 2021 to May 17, 2021, we will not have substantially complete results for the 2020 tax season until the fourth quarter of fiscal 2021.

Intuit Q3 Fiscal 2021 Form 10-Q	38

ProConnect

ProConnect segment product revenue is derived primarily from Lacerte, ProSeries, and ProFile desktop tax preparation software products and related form updates.

ProConnect segment service and other revenue is derived primarily from ProConnect Tax Online tax products, electronic tax filing service, connected services and, bank products.

(Dollars in millions)	Q3 FY21	Q3 FY20	% Change	YTD Q3 FY21	YTD Q3 FY20	% Change
Product revenue	$173	$134	29%	$387	$365	6%
Service and other revenue	62	59	5%	78	71	10%
Total segment revenue	$235	$193	22%	$465	$436	7%
% of total revenue	6%	6%		7%	8%

Segment operating income	$196	$155	26%	$358	$323	11%
% of related revenue	83%	80%		77%	74%
In August 2020, we renamed our Strategic Partner segment as the ProConnect segment. This segment continues to serve professional accountants.
Revenue for our ProConnect segment revenue increased $29 million or 7% in the first nine months of fiscal 2021 compared with the same period of fiscal 2020. As a result of the shift in timing of the fiscal 2021 and 2020 tax filing seasons discussed above, a certain amount of sales shifted from our third fiscal quarter to our fourth fiscal quarter for both years. However, as the tax filing deadline was earlier in fiscal 2021 as compared to fiscal 2020, there was an increase in revenue during the fiscal 2021 period.
Segment operating income increased $35 million or 11% in the first nine months of fiscal 2021 compared with the same period of fiscal 2020 primarily due to the increase in revenue described above, and a decrease in staffing expenses.
In August 2020, we reorganized certain technology and customer success functions that support and benefit our overall platform. Additionally, certain legal, facility and employee service costs are now managed at the corporate level. As a result, these costs are no longer included in segment operating income and are now included in other corporate expenses. For the three and nine months ended April 30, 2020, we reclassified $3 million and $10 million from ProConnect to other corporate expenses.
Due to the extension of the tax filing deadline from April 15, 2021 to May 17, 2021, we will not have substantially complete results for the 2020 tax season until the fourth quarter of fiscal 2021.

Intuit Q3 Fiscal 2021 Form 10-Q	39

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

(Dollars in millions)	Q3 FY21	Q3 FY20	% Change	YTD Q3 FY21	YTD Q3 FY20	% Change
Product revenue	$—	$—	N/A	$—	$—	N/A
Service and other revenue	316	—	N/A	460	—	N/A
Total segment revenue	$316	$—	N/A	$460	$—	N/A
% of total revenue	8%	—%		6%	—%

Segment operating income	$117	$—	N/A	$155	$—	N/A
% of related revenue	37%	N/A		34%	N/A
On December 3, 2020 we acquired Credit Karma. Our results of operations include the operations of Credit Karma beginning on the date of acquisition.
Credit Karma contributed $316 million and $460 million in revenue for the three and nine months ended April 30, 2021, respectively. Revenue is primarily generated from cost-per-action transactions which are related to credit card issuances and personal loan funding.
Segment operating income was $117 million and $155 million for the three and nine months ended April 30, 2021. Expenses were primarily related to staffing and marketing.

Intuit Q3 Fiscal 2021 Form 10-Q	40

Cost of Revenue

(Dollars in millions)	Q3 FY21	% of Related Revenue	Q3 FY20	% of Related Revenue	YTD Q3 FY21	% of Related Revenue	YTD Q3 FY20	% of Related Revenue
Cost of product revenue	$16	3%	$16	4%	$53	4%	$57	4%
Cost of service and other revenue	565	16%	405	16%	1,130	20%	982	22%
Amortization of acquired technology	14	n/a	5	n/a	35	n/a	17	n/a
Total cost of revenue	$595	14%	$426	14%	$1,218	17%	$1,056	18%
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
Cost of product revenue as a percentage of product revenue was relatively consistent in the third quarter and first nine months of fiscal 2021 compared with the same periods of fiscal 2020. We expense costs of product revenue as they are incurred for delivered software and we do not defer any of these costs when product revenue is deferred.
Cost of service and other revenue as a percentage of service and other revenue was relatively consistent in the third quarter and decreased for the first nine months of fiscal 2021 compared with the same periods of fiscal 2020. The acquisition of Credit Karma contributed $75 million and $116 million to cost of service and other revenue for the three and nine months ended April 30, 2021. The decrease in cost of service and other revenue as a percentage of service and other revenue for the nine months ended April 30, 2021 is primarily due to the increase in revenue described above. Additionally, during fiscal 2021 we experienced an increase in customer success costs for TurboTax Live, partially offset by a decrease in depreciation expense.

Operating Expenses

(Dollars in millions)	Q3 FY21	% of Total Net Revenue	Q3 FY20	% of Total Net Revenue	YTD Q3 FY21	% of Total Net Revenue	YTD Q3 FY20	% of Total Net Revenue
Selling and marketing	$857	21%	$648	22%	$1,799	25%	$1,624	28%
Research and development	464	11%	332	11%	1,157	16%	999	17%
General and administrative	289	7%	181	6%	708	10%	486	8%
Amortization of other acquired intangible assets	54	1%	2	—%	92	1%	5	—%
Total operating expenses	$1,664	40%	$1,163	39%	$3,756	53%	$3,114	53%
Current Fiscal Quarter
Total operating expenses as a percentage of total net revenue increased slightly in the third quarter of fiscal 2021 compared to the same period of fiscal 2020. Total net revenue for the third quarter of fiscal 2021 increased $1.2 billion or 39% due to the increase in revenue described above. Total operating expenses for the quarter increased $501 million or 43%, which included $177 million of operating expenses related to Credit Karma. Total share-based compensation expense increased $113 million; total staffing increased $212 million, including $73 million related to Credit Karma; total marketing increased $116 million, which included $29 million related to Credit Karma, and total amortization of other acquired intangible assets increased $52 million, which was primarily related to Credit Karma.
Fiscal Year to Date
Total operating expenses as a percentage of total net revenue was flat in the first nine months of fiscal 2021 compared to the same period of fiscal 2020. Total net revenue for the first nine months of fiscal 2021 increased $1.2 billion or 21% and was due to the increase in revenue described above. Total operating expenses for the period increased $642 million or 21%, which included $277 million of operating expenses related to Credit Karma. Total share-based compensation expense increased $183 million; total staffing increased $312 million, including $114 million related to Credit Karma; total amortization of other acquired intangible assets increased $87 million, which was primarily related to Credit Karma; and total marketing increased $61 million, which included $37 million related to Credit Karma.

Intuit Q3 Fiscal 2021 Form 10-Q	41

Non-Operating Income and Expenses
Interest Expense
Interest expense of $22 million for the first nine months of fiscal 2021 consisted primarily of interest on our senior unsecured notes, unsecured term loan, unsecured revolving credit facility, and secured revolving credit facility. Interest expense of $7 million for the first nine months of fiscal 2020 consisted primarily of interest on our unsecured term loan and secured revolving credit facility.
Interest and Other Income (Loss), Net

(In millions)	Q3 FY21	Q3 FY20	YTD Q3 FY21	YTD Q3 FY20
Interest income (1)	$3	$10	$8	$33
Net gain (loss) on executive deferred compensation plan assets (2)	10	(10)	24	(4)
Other (3)	1	(3)	45	(3)
Total interest and other income (loss), net	$14	$(3)	$77	$26
(1)    Interest income in the third quarter and the first nine months of fiscal 2021 decreased compared to the same period of fiscal 2020 primarily due to lower average interest rates.
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
(3)    In the second quarter of fiscal 2021 we recorded a $30 million gain from the sale of a note receivable that was previously written off. We also recorded gains on other long-term investments of $17 million during the nine months ended April 30, 2021.
Income Taxes
We compute our provision for or benefit from income taxes by applying the estimated annual effective tax rate to income or loss from recurring operations and adding the effects of any discrete income tax items specific to the period.
For the three and nine months ended April 30, 2021, we recognized excess tax benefits on share-based compensation of $13 million and $77 million, respectively, in our provision for income taxes. For the three and nine months ended April 30, 2020, we recognized excess tax benefits on share-based compensation of $7 million and $59 million, respectively, in our provision for income taxes.
Our effective tax rates for the three and nine months ended April 30, 2021 were approximately 24% and 22%, respectively. Excluding discrete tax items primarily related to share-based compensation tax benefits mentioned above, our effective tax rate for both periods was approximately 25%. The difference from the federal statutory rate of 21% was primarily due to state income taxes, non-deductible share-based compensation and non-deductible transaction costs related to the Credit Karma acquisition, which were partially offset by the tax benefit we received from the federal research and experimentation credit.
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
In the current global tax policy environment, the U.S. and other domestic and foreign governments continue to consider, and in some cases enact, changes in corporate tax laws. As changes occur, we account for finalized legislation in the period of enactment.

LIQUIDITY AND CAPITAL RESOURCES

Overview
At April 30, 2021, our cash, cash equivalents and investments totaled $4.1 billion, a decrease of $2.9 billion from July 31, 2020 due to the factors discussed under “Statements of Cash Flows” below. Our primary sources of liquidity have been cash from operations, which entails the collection of accounts receivable for products and services, the issuance of senior unsecured notes, and borrowings under our credit facility. Our primary uses of cash have been for research and development programs, selling and marketing activities, capital projects, acquisitions of businesses, debt service costs and debt repayment,

Intuit Q3 Fiscal 2021 Form 10-Q	42

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
The following table summarizes selected measures of our liquidity and capital resources at the dates indicated:

(Dollars in millions)	April 30, 2021	July 31, 2020	$ Change	% Change
Cash, cash equivalents, and investments	$4,116	$7,050	$(2,934)	(42)%
Long-term investments	41	19	22	116%
Short-term debt	—	1,338	(1,338)	(100)%
Long-term debt	2,033	2,031	2	—%
Working capital	2,615	4,451	(1,836)	(41)%
Ratio of current assets to current liabilities	2.0 : 1	2.3 : 1
We have historically generated significant cash from operations and we expect to continue to do so in the future. Our cash, cash equivalents, and investments totaled $4.1 billion at April 30, 2021. None of those funds were restricted and approximately 92% of those funds were located in the U.S.
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
Our secured revolving credit facility is available to fund a portion of our loans to qualified small businesses. At April 30, 2021, $48 million was outstanding under the secured revolving credit facility.
We evaluate, on an ongoing basis, the merits of acquiring technology or businesses, or establishing strategic relationships with and investing in other companies. Our strong liquidity profile enables us to quickly respond to these types of opportunities.

Statements of Cash Flows
The following table summarizes selected items from our condensed consolidated statements of cash flows for the first nine months of fiscal 2021 and fiscal 2020. See the financial statements in Part I, Item 1 of this Quarterly Report for complete condensed consolidated statements of cash flows for those periods.

	Nine Months Ended
(Dollars in millions)	April 30, 2021	April 30, 2020	$ Change
Net cash provided by (used in):
Operating activities	$2,708	$2,127	$581
Investing activities	(3,528)	(111)	(3,417)
Financing activities	(2,579)	(796)	(1,783)
Effect of exchange rates on cash, cash equivalents, restricted cash, and restricted cash equivalents	14	(12)	26
Net increase (decrease) in cash, cash equivalents, restricted cash, and restricted cash equivalents	$(3,385)	$1,208	$(4,593)

Intuit Q3 Fiscal 2021 Form 10-Q	43

Our primary sources and uses of cash were as follows:
Nine Months Ended
April 30, 2021	April 30, 2020
 Sources of cash:

• Operations
• Issuance of common stock under employee stock plans

 Uses of cash:

• Acquisitions of businesses
• Repayment of debt
• Repurchases of shares of our common stock
• Payment of cash dividends and dividend rights
• Payment of accrued bonuses for fiscal 2020
• Capital expenditures
• Net originations of term loans to small businesses

 Sources of cash:

• Operations
• Issuance of common stock under employee stock plans

 Uses of cash:

• Payment of cash dividends and dividend rights
• Repurchases of shares of our common stock
• Payment of accrued bonuses for fiscal 2019
• Capital expenditures
• Repayment of debt
• Net originations of term loans to small businesses

Stock Repurchase Programs, Treasury Shares, and Dividends on Common Stock
As described in Note 10 to the financial statements in Part I, Item 1 of this Quarterly Report, during the first nine months of fiscal 2021 we repurchased 1.4 million shares of our common stock under repurchase programs that our Board of Directors has authorized. At April 30, 2021, we had authorization from our Board of Directors to expend up to an additional $1.8 billion for stock repurchases. We currently expect to continue repurchasing our common stock on a quarterly basis; however, future stock repurchases under the current program are at the discretion of management, and authorization of future stock repurchase programs is subject to the final determination of our Board of Directors.
We have continued to pay quarterly cash dividends on shares of our outstanding common stock. During the nine months ended April 30, 2021 we declared quarterly cash dividends that totaled $1.77 per share of outstanding common stock for a total of $486 million. In May 2021 our Board of Directors declared a quarterly cash dividend of $0.59 per share of outstanding common stock payable on July 19, 2021 to stockholders of record at the close of business on July 12, 2021. We currently expect to continue paying comparable cash dividends on a quarterly basis. However, future declarations of dividends and the establishment of future record dates and payment dates are subject to the final determination of our Board of Directors.

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
We also issued shares of common stock with a fair value of $275 million which are restricted due to a revest provision, and will be expensed over a service period of three years. The share-based compensation expense related to these restricted shares is non-deductible for income tax purposes. Additionally, we assumed equity awards for future services with a fair value of $663 million that are being charged to expense over the remaining service periods, which average approximately three years.
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
•$500 million of 0.950% notes due July 2025;
•$500 million of 1.350% notes due July 2027; and
•$500 million of 1.650% notes due July 2030 (together, the Notes).

Intuit Q3 Fiscal 2021 Form 10-Q	44

Interest is payable semiannually on January 15 and July 15 of each year. At April 30, 2021, our maximum commitment for interest payments under the Notes was $152 million through the maturity dates.
The Notes are senior unsecured obligations of Intuit and rank equally with all existing and future unsecured and unsubordinated indebtedness of Intuit and are redeemable by us at any time, subject to a make-whole premium. Upon the occurrence of change of control transactions that are accompanied by certain downgrades in the credit ratings of the Notes, we will be required to repurchase the Notes at a repurchase price equal to 101% of the aggregate outstanding principal plus any accrued and unpaid interest to but not including the date of repurchase. The indenture governing the Notes requires us to comply with certain covenants. For example, the Notes limit our ability to create certain liens and enter into sale and leaseback transactions. As of April 30, 2021 we were compliant with all covenants governing the Notes. See Note 7 to the financial statements in Part I, Item 1 of this Quarterly Report for more information.

Credit Facilities

Unsecured Revolving Credit Facility and Term Loan
On May 2, 2019 we entered into an amended and restated credit agreement with certain institutional lenders for a credit facility with an aggregate principal amount of $1.4 billion, including a $1 billion unsecured revolving credit facility that matures on May 2, 2024 and a $400 million unsecured term loan that matured on February 1, 2021.
Under the amended and restated credit agreement we may, subject to certain customary conditions including lender approval, on one or more occasions increase commitments under the unsecured revolving credit facility in an amount not to exceed $250 million in the aggregate and may extend the maturity date up to two times. Advances under the unsecured revolving credit facility accrue interest at rates that are equal to, at our election, either Bank of America's alternate base rate plus a margin that ranges from 0.0% to 0.1% or the London Interbank Offered Rate (LIBOR) plus a margin that ranges from 0.69% to 1.1%. Actual margins under either election will be based on our senior debt credit ratings. At April 30, 2021, no amounts were outstanding under the unsecured revolving credit facility. We monitor counterparty risk associated with the institutional lenders that are providing the credit facility. We currently believe that the credit facility will be available to us should we choose to borrow under it.
On February 1, 2021, we paid the $325 million remaining balance of the term loan upon maturity and at April 30, 2021, no amount was outstanding.The term loan accrued interest at rates that are equal to, at our election, either Bank of America's alternate base rate plus a margin that ranges from 0.0% to 0.125% or LIBOR plus a margin that ranges from 0.625% to 1.125%. Under this agreement we may, subject to certain customary conditions including lender approval, on one or more occasions increase commitments under the term loan in an amount not to exceed $400 million in the aggregate. This option continues to be available to us through the maturity of the amended and restated credit agreement.
The amended and restated credit agreement includes customary affirmative and negative covenants, including financial covenants that require us to maintain a ratio of total gross debt to annual earnings before interest, taxes, depreciation and amortization (EBITDA) of not greater than 3.25 to 1.00 as of any date and a ratio of annual EBITDA to annual interest expense of not less than 3.00 to 1.00 as of the last day of each fiscal quarter. As of April 30, 2021 we were compliant with all required covenants.
Secured Revolving Credit Facility
On February 19, 2019, a subsidiary of Intuit entered into a two-year $300 million secured revolving credit facility with a lender. The revolving credit facility is secured by cash and receivables of the subsidiary and is non-recourse to Intuit Inc. Advances under this secured revolving credit facility are used to fund a portion of our loans to qualified small businesses and accrue interest at LIBOR plus 2.39%. Unused portions of the credit facility accrue interest at a rate of 0.50%. On March 2, 2020, we amended the secured revolving credit facility to extend the commitment term from February 19, 2021 to February 19, 2022 and the final maturity date from August 19, 2021 to August 19, 2022. The agreement was further amended to allow for the transition of the benchmark interest rate used to calculate finance charges from LIBOR to the Secured Overnight Financing Rate (SOFR) plus related benchmark adjustments that represent the prevailing market convention for dollar-denominated syndicated credit facilities. The agreement includes certain affirmative and negative covenants, including financial covenants that require the subsidiary to maintain specified financial ratios. As of April 30, 2021 we were compliant with all required covenants. At April 30, 2021, $48 million was outstanding under this facility, with a weighted-average interest rate of 5.67%, which includes the unused facility fee. The outstanding balance is secured by cash and receivables of the subsidiary totaling $173 million.

Cash Held by Foreign Subsidiaries
Our cash, cash equivalents, and investments totaled $4.1 billion at April 30, 2021. Approximately 8% of those funds were held by our foreign subsidiaries and subject to repatriation tax considerations. These foreign funds were located primarily in the United Kingdom, Canada, and India. As a result of the 2017 Tax Cuts and Jobs Act, we do not expect to pay incremental U.S. taxes on repatriation. We have recorded income tax expense for Canada and India withholding taxes on earnings that are not

Intuit Q3 Fiscal 2021 Form 10-Q	45

permanently reinvested. In the event that funds from foreign operations are repatriated to the United States, we would pay withholding taxes at that time.
Off-Balance Sheet Arrangements
At April 30, 2021, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.
Contractual Obligations
We presented our contractual obligations at July 31, 2020 in our Annual Report on Form 10-K for the fiscal year then ended. In December 2020 we acquired Credit Karma and assumed certain non-cancelable contractual commitments totaling approximately $318 million as of January 31, 2021. These commitments primarily relate to cloud hosting services. Additionally, we assumed certain non-cancellable lease commitments totaling $201 million as of January 31, 2021, which are included in the table of future minimum lease payments under non-cancellable operating leases in Note 8 to the financial statements in Part I, Item 1 of this Quarterly Report. Other than the changes described above, there were no significant changes to our contractual obligations during the first nine months of fiscal 2021.
Recent Accounting Pronouncements
For a description of recent accounting pronouncements, if any, and the potential impact of these pronouncements on our condensed consolidated financial statements, see Note 1 to the financial statements in Part I, Item 1 of this Quarterly Report.

Intuit Q3 Fiscal 2021 Form 10-Q	46

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes to our quantitative and qualitative disclosures about market risk during the nine months ended April 30, 2021. See Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended July 31, 2020 for a detailed discussion of our market risks.

Intuit Q3 Fiscal 2021 Form 10-Q	47

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
Changes in Internal Control over Financial Reporting
On December 3, 2020, we completed the acquisition of Credit Karma. Under guidelines established by the SEC, companies are permitted to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition while integrating the acquired company. In conducting our evaluation of the effectiveness of our internal control over financial reporting, we excluded Credit Karma from our evaluation for the period ended April 30, 2021. We are in the process of integrating Credit Karma into our system of internal control over financial reporting.
Except as noted above, there was no change in our internal control over financial reporting during the period ended April 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Intuit Q3 Fiscal 2021 Form 10-Q	48

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
•The extension of federal and state tax filing deadlines for the 2019 and 2020 tax years changed the seasonality of our business, making our revenue and operating results more difficult to predict. Any future regulatory decisions could further increase the difficulty of forecasting our revenue and operating results, which could cause our business to materially suffer.
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

Intuit Q3 Fiscal 2021 Form 10-Q	49

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

Intuit Q3 Fiscal 2021 Form 10-Q	50

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

Intuit Q3 Fiscal 2021 Form 10-Q	51

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

Intuit Q3 Fiscal 2021 Form 10-Q	52

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
Our technologies, systems, and networks have been subject to, and are likely to continue to be the target of, cyberattacks, computer viruses, worms, social engineering, malicious software programs, insider threats, and other cybersecurity incidents that could result in the unauthorized release, gathering, monitoring, use, loss or destruction of sensitive and personal data of our customers and members of our workforce, or Intuit's sensitive business data or cause temporary or sustained unavailability of our software and systems. While we maintain cybersecurity insurance, our insurance may not be sufficient to cover all liabilities incurred by any of these incidents. These types of incidents can be made by individuals, groups of hackers, and sophisticated organizations including state-sponsored organizations or nation-states themselves. Customers who fail to update their systems, continue to run software that we no longer support or that fail to install security patches on a timely basis create vulnerabilities and make it more difficult for us to detect and prevent these kinds of attacks. We are increasingly incorporating open source software into our products. There may be vulnerabilities in open source software that make it susceptible to cyberattacks. In addition, because the techniques used to obtain unauthorized access to sensitive information change frequently, and are becoming more sophisticated and are often not able to be detected until after a successful attack, we may be unable to anticipate these techniques or implement adequate preventive measures. Although this is an industry-wide problem that affects software and hardware across platforms, it may increasingly affect our offerings because cyber-criminals tend to focus their efforts on well-known offerings that are popular among customers and hold sensitive information and we expect them to continue to do so.
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

Intuit Q3 Fiscal 2021 Form 10-Q	53

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

Intuit Q3 Fiscal 2021 Form 10-Q	54

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

Intuit Q3 Fiscal 2021 Form 10-Q	55

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

Intuit Q3 Fiscal 2021 Form 10-Q	56

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
•stringent local labor laws and regulations;
•credit risk and higher levels of payment fraud;
•profit repatriation restrictions, and foreign currency exchange restrictions;

Intuit Q3 Fiscal 2021 Form 10-Q	57

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

Intuit Q3 Fiscal 2021 Form 10-Q	58

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

Intuit Q3 Fiscal 2021 Form 10-Q	59

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
Our tax offerings have significant seasonal patterns. Revenue from income tax preparation products and services has historically been heavily concentrated from November through April and this seasonality has been affected by changes to the opening and closing dates of the tax season. For example, the IRS and many states extended their tax filing deadlines to May 15, 2021 for the 2020 tax year and to July 15, 2020 for the 2019 tax year. This seasonality has caused significant fluctuations in our quarterly financial results. Our financial results may also fluctuate from quarter to quarter and year to year due to a variety of factors, including factors that may affect the timing of revenue recognition. These include the timing of the availability of federal and state tax forms from taxing agencies and the ability of those agencies to receive electronic tax return submissions; changes to our offerings that result in the inclusion or exclusion of ongoing services; changes in product pricing strategies or product sales mix; changes in customer behavior; and the timing of our discontinuation of support for older product offerings. Other factors that may affect our quarterly or annual financial results include the timing of acquisitions, divestitures, and goodwill and acquired intangible asset impairment charges. Any fluctuations in our operating results may adversely affect our stock price.
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
Our future effective income tax rates may be favorably or unfavorably affected by unanticipated changes in the valuation of our deferred tax assets and liabilities, by changes in our stock price, or by changes in tax laws or their interpretation. President Biden has proposed changes to the U.S. tax laws that would raise the rate on both domestic and foreign income and impose a new alternative minimum tax on book income. If any or all of these (or similar) proposals are ultimately enacted into law, they could have a negative impact on our effective tax rate. Foreign governments may enact tax laws that could result in further changes to global taxation and materially affect our financial position and results of operations. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. These continuous examinations may result in unforeseen tax-related liabilities, which may harm our future financial results.
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

Intuit Q3 Fiscal 2021 Form 10-Q	60

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
Our acquisitions have resulted in significant expenses, including amortization and impairment of acquired technology and other acquired intangible assets, and impairment of goodwill. Total costs and expenses in these categories were $28 million in fiscal 2020; $26 million in fiscal 2019; and $21 million in fiscal 2018. Although under current accounting rules goodwill is not amortized, we may incur impairment charges related to the goodwill already recorded and to goodwill arising out of future acquisitions. We test the impairment of goodwill annually in our fourth fiscal quarter or more frequently if indicators of impairment arise. The timing of the formal annual test may result in charges to our statement of operations in our fourth fiscal quarter that may not have been reasonably foreseen in prior periods. At April 30, 2021, we had $5.6 billion in goodwill and $3.3 billion in net acquired intangible assets on our condensed consolidated balance sheet, both of which may be subject to impairment charges in the future. New acquisitions, and any impairment of the value of acquired intangible assets, may have a significant negative impact on our future financial results.
We have incurred indebtedness and may incur other debt in the future, which may adversely affect our financial condition and future financial results.
As of April 30, 2021, we had an aggregate of $2.0 billion of indebtedness outstanding under our credit facilities and our senior unsecured notes. Under the agreements governing our indebtedness, we are permitted to incur additional debt. This debt, and any debt that we may incur in the future, may adversely affect our financial condition and future financial results by, among other things:
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

Intuit Q3 Fiscal 2021 Form 10-Q	61

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

Intuit Q3 Fiscal 2021 Form 10-Q	62

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Stock repurchase activity during the three months ended April 30, 2021 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans
February 1, 2021 through February 28, 2021	287,850	$398.30	287,850	$2,080,923,506
March 1, 2021 through March 31, 2021	348,450	$385.54	348,450	$1,946,583,378
April 1, 2021 through April 30, 2021	318,150	$410.50	318,150	$1,815,984,076
Total	954,450	$397.71	954,450
Note: On August 19, 2016 our Board approved a stock repurchase program under which we are authorized to repurchase up to $2 billion of our common stock. On August 21, 2018 our Board approved a new stock repurchase program under which we are authorized to repurchase up to an additional $2 billion of our common stock. All of the shares repurchased during the three months ended April 30, 2021 were purchased under one of these plans. At April 30, 2021, authorization from our Board of Directors to expend up to $1.8 billion remained available under the plan approved in fiscal 2019.

ITEM 6 - EXHIBITS
See the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q.

Intuit Q3 Fiscal 2021 Form 10-Q	63

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTUIT INC. (Registrant)
Date:	May 25, 2021	By:	/s/ MICHELLE M. CLATTERBUCK
Michelle M. Clatterbuck
Executive Vice President and Chief Financial Officer (Authorized Officer and Principal Financial Officer)

Intuit Q3 Fiscal 2021 Form 10-Q	64

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference

31.01	Certification of Chief Executive Officer	X

31.02	Certification of Chief Financial Officer	X

32.01*	Section 1350 Certification (Chief Executive Officer)	X

32.02*	Section 1350 Certification (Chief Financial Officer)	X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X

101.SCH	XBRL Taxonomy Extension Schema	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X
________________________________

+	Indicates a management or compensatory agreement.
*	This exhibit is intended to be furnished and shall not be deemed “filed” for purposes of the Securities Exchange Act of 1934, as amended.

Intuit Q3 Fiscal 2021 Form 10-Q	65