Form 10-K
period 2021-07-31
INTUIT INC
filed 2021-09-08
CIK 896878

Tables of Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________

FORM 10-K

☑	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended July 31, 2021

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

The aggregate market value of Intuit Inc. outstanding common stock held by non-affiliates of Intuit as of January 31, 2021, the last business day of our most recently completed second fiscal quarter, based on the closing price of $361.23 reported by the Nasdaq Global Select Market on that date, was $96.2 billion.

There were 273,091,929 shares of Intuit voting common stock outstanding as of August 31, 2021.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its Annual Meeting of Stockholders to be held on January 20, 2022 are incorporated by reference in Part III of this Annual Report on Form 10-K.

Tables of Contents
INTUIT INC.
FISCAL 2021 FORM 10-K
Intuit, the Intuit logo, QuickBooks, TurboTax, Mint, Lacerte, ProSeries, Intuit ProConnect, Credit Karma, and the Credit Karma logo, among others, are registered trademarks and/or registered service marks of Intuit Inc., or one of its subsidiaries, in the United States and other countries. Other parties’ marks are the property of their respective owners.

Intuit Fiscal 2021 Form 10-K	2

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
•our belief that our income tax valuation allowance is sufficient;
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
•our plan to continue to provide ongoing enhancements and certain connected services for all future versions of our QuickBooks Desktop software products;
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

Intuit Fiscal 2021 Form 10-K	3

Tables of Contents
maintain or change your investment. These forward-looking statements are based on information as of the filing date of this Annual Report, and we undertake no obligation to revise or update any forward-looking statement for any reason.

Intuit Fiscal 2021 Form 10-K	4

Tables of Contents
PART I

ITEM 1 - BUSINESS

CORPORATE BACKGROUND
General
Intuit helps consumers, small businesses, and the self-employed prosper by delivering financial management and compliance products and services. We also provide specialized tax products to accounting professionals, who are key partners that help us serve small business customers.
Our global products and platforms, including TurboTax, QuickBooks, Mint, and Credit Karma, are designed to help consumers and small businesses manage their finances, save money, pay off debt and do their taxes with ease and confidence so they are receiving the maximum refund they deserve. For those customers who run small businesses, we are focused on helping them get paid faster, pay their employees, access capital, ensure their books are done right and find and keep customers. We serve approximately 100 million customers across our product offerings and platforms. We had revenue of $9.6 billion in our fiscal year which ended July 31, 2021.
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

BUSINESS OVERVIEW
Intuit’s Mission
At Intuit, our mission is to power prosperity around the world. All of our customers have a common set of needs. They are trying to make ends meet, maximize their tax refund, save money and pay off debt.
Those who have made the bold decision to become entrepreneurs, and go into business for themselves, have an additional set of needs. They want to find and keep customers, get paid for their hard work, access capital to grow and ensure their books are right.
Across our platform, we use the power of technology to deliver three core benefits to our customers: helping put more money in their pockets, eliminating work and saving people time so they can focus on what matters to them, and ensuring that they have complete confidence in every financial decision they make.
The rise of Artificial Intelligence (AI) is fundamentally reshaping our world — and Intuit is taking advantage of this technological revolution to find new ways to deliver on our mission. We are focused on capitalizing on this opportunity to improve prosperity globally and inspire our workforce, while investing in our company’s reputation and durable growth in the future.

Intuit Fiscal 2021 Form 10-K	5

Tables of Contents
Our Business Portfolio
We organize our businesses into four reportable segments:

Small Business & Self-Employed: This segment serves small businesses and the self-employed around the world, and the accounting professionals who assist and advise them. Our offerings include QuickBooks financial and business management online services and desktop software, payroll solutions, time tracking, merchant payment processing solutions, and financing for small businesses.
Consumer: This segment serves consumers and includes do-it-yourself and assisted TurboTax income tax preparation products and services sold in the U.S. and Canada. Our Mint offering is a personal finance offering which helps customers track their finances and daily financial behaviors.
Credit Karma: This segment serves consumers with a personal finance platform that provides personalized recommendations of credit card, home, auto and personal loan, and insurance products; online savings and checking accounts through our partner, MVB Bank, Inc., member FDIC; and access to their credit scores and reports, credit and identity monitoring, credit report dispute, and data-driven resources.
ProConnect: This segment serves professional accountants in the U.S. and Canada, who are essential to both small business success and tax preparation and filing. Our professional tax offerings include Lacerte, ProSeries, and ProConnect Tax Online in the U.S., and ProFile and ProTax Online in Canada.

Our Growth Strategy
At Intuit, our strategy starts with customer obsession. We listen to and observe our customers, understand their challenges, and then use advanced technology, including AI, to develop innovative solutions designed to solve their most important financial problems. For more than three decades, we have reinvented and disrupted ourselves in order to ensure our customers are armed with the technology they need to grow and prosper.
Our strategy for delivering on our bold goals is to become an AI-driven expert platform where we and others can solve our customers’ most important problems. We plan to accelerate the development of the platform by applying AI in three key areas:
•An Open Platform: None of us can do it alone, including Intuit. The best way to deliver for customers is by creating an open, collaborative platform. It’s the power of partnerships that accelerates the world’s success. Our open technology platform integrates with partners so together we can deliver value and benefits that matter the most to our customers.
•Application of AI: AI helps our customers work smarter because we can automate, predict and personalize their experience. Using AI technologies, we are: leveraging machine learning to build decision engines and algorithms that learn from rich datasets to transform user experiences; applying knowledge engineering and turning compliance rules into code; and using natural language processing to revolutionize how customers interact with products and services.
•Incorporating Experts: One of the biggest problems our customers face is confidence. Even with current advances in technology that deliver personalized tools and insights, many people want to connect with a real person to help give them the confidence they are making the right decision. By bringing experts onto our platform we can solve this massive problem for customers. The power of our virtual expert platform allows us to scale the intelligence of our products, elevating experts to advisors and delivering big benefits for customers.
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
•Unlocking smart money decisions: Crippling high-cost debt and lack of savings are at unprecedented levels across the U.S. To address these challenges, we are creating a personal financial assistant that helps consumers find the right financial products, put more money in their pockets and access financial expertise and advice. Our acquisition of Credit Karma accelerates our ability to achieve this vision, by combining two trusted brands, customer reach, data and platform capabilities to deliver breakthrough benefits that will power prosperity for customers around the world.
•Be the center of small business growth: We are focused on helping customers grow their businesses by offering a broad, seamless set of tools that are designed to help them get paid faster, manage and get access to capital, pay

Intuit Fiscal 2021 Form 10-K	6

Tables of Contents
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

PRODUCTS AND SERVICES
During fiscal 2021 we offered our products and services in the four segments described in “Business Overview” above. The following table shows the revenue for each of these segments over the last three fiscal years.

	Fiscal 2021	Fiscal 2020	Fiscal 2019

Small Business & Self-Employed	49%	53%	52%
Consumer	37%	41%	41%
Credit Karma (1)	9%	—%	—%
ProConnect	5%	6%	7%
(1) Credit Karma revenue from December 3, 2020
Total international net revenue was less than 5% of consolidated total net revenue for the twelve months ended July 31, 2021, 2020 and 2019.
For financial information about our reportable segments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and Note 14 to the financial statements in Item 8 of this Annual Report.
Small Business & Self-Employed
Our Small Business & Self-Employed segment serves small businesses and the self-employed around the world, and the accounting professionals who assist and advise them. Our goal is for QuickBooks to be the source of truth for each small business customer who uses our integrated platform. We work to make this a reality through our three-pillared growth strategy: Grow the Core by transforming financial management software and meeting customers where they are; Connect the Ecosystem, by meeting a wider range of customer needs with a single integrated platform; and expand our geographic footprint globally, by serving small businesses around the world. With this strategy we enable a powerful ecosystem, personalized using artificial intelligence, to deliver a suite of right-for-me solutions to a wide range of customers globally.
Our integrated platform includes:
QuickBooks Online. Our QuickBooks financial management solutions help small businesses, the self-employed, and accountants solve financial and compliance problems, make more money and reduce unnecessary work, while giving them complete confidence in their actions and decisions. Users can track income and expenses, create and send invoices and estimates, manage and pay bills, and review a variety of financial reports. QuickBooks Live enables our customers to obtain live bookkeeping advice from professionals. QuickBooks Online also comes with a powerful mobile app available on iOS and Android which enables customers to run their entire business from their phone. The app provides the customers instant access to their QuickBooks data and includes powerful features that take advantage of mobile technology such as automatically tracking business miles or the ability to upload a picture of a receipt.
QuickBooks Online is an open platform, enabling third-party developers to create online and mobile applications that integrate with our offering. A growing number of companies offer applications built for our QuickBooks platform, including PayPal, Shopify and Square.
QuickBooks Desktop Software. Our QuickBooks financial management solutions are also available as desktop versions for small businesses.
In addition to our core QuickBooks offering, we also offer specific solutions for the following customer segments:
•Mid-Market Small Businesses. Our QuickBooks Online Advanced and QuickBooks Enterprise offerings are designed for small businesses with 10 to 100 employees that have more complex needs. QuickBooks Online Advanced, Intuit’s cloud-based offering, is specifically designed for high-growth, mid-market small businesses and leverages AI, automation and data insights to deliver more ways for them to grow and scale. QuickBooks Enterprise is available for

Intuit Fiscal 2021 Form 10-K	7

Tables of Contents
download and can also be provided as a hosted solution. This offering provides industry-specific reports and features for a range of industries, including Contractor, Manufacturing and Wholesale, Nonprofit, and Retail.
•Self-Employed. QuickBooks Self-Employed is designed specifically for self-employed customers whose needs are different than small businesses that use QuickBooks. Features include categorizing business and personal transactions, identifying and classifying tax deductible expenses, tracking mileage, calculating estimated quarterly taxes and sending invoices. QuickBooks Self-Employed can be combined with TurboTax to export and pay year-end taxes. QuickBooks Self-Employed is available both online and via a mobile application.
•Product-Based Businesses. With QuickBooks Commerce, product-based businesses such as online sellers are able to access inventory and sales from multiple sales channels, manage orders and fulfillment, sync inventory across online and offline channels to avoid stockouts and gain profitability insights. QuickBooks Commerce also helps small businesses attract and sell to new customers across multiple channels and ultimately grow their business.
•Accountants. QuickBooks Online Accountant and QuickBooks Accountant Desktop Plus are available to accounting professionals who use QuickBooks offerings and recommend them to their small business clients. These offerings provide the tools and file-sharing capabilities that accounting professionals need to efficiently complete bookkeeping and financial reporting tasks as well as manage their practices. We also offer memberships to the QuickBooks ProAdvisor program, which provides accountants access to QuickBooks Online Accountant, QuickBooks Accountant Desktop Plus, QuickBooks Desktop Enterprise Accountant, QuickBooks Point of Sale Desktop, technical support, training, product certification, marketing tools, and discounts on Intuit products and services purchased on behalf of clients.
Ecosystem Services
Employer Solutions (Payroll and Time Tracking). Our payroll solutions are sold on a subscription basis and integrate with our QuickBooks Online and QuickBooks Desktop offerings. All of our payroll offerings allow customers to perform payroll processing, direct deposit of employee paychecks, payroll reports, electronic payment of federal and state payroll taxes, and electronic filing of federal and state payroll tax forms. Our QuickBooks Online payroll offerings include automated tax payments and filings, as well as access to employee benefits offerings like health insurance and 401ks. Certain online offerings also include same day direct deposit, access to human resource advice, and access to additional expert-powered services like Tax Penalty Protection. QuickBooks Desktop payroll is available in both a self-service and an assisted version, depending on whether customers want to do their own taxes or leverage automated tax payments and filings. We also offer QuickBooks Time which seamlessly integrates with QuickBooks Payroll and third-party payroll products to help businesses easily and accurately track time across a mobile workforce, including tools for project planning, job costing, and tracking per-client billable hours.
Payment Processing Solutions. Our full range of merchant services for small businesses includes credit card, debit card, Apple Pay, and ACH payment services for in person and card not present payments. We offer instant deposit options for eligible customers. QuickBooks Payments is deeply integrated into QuickBooks through seamless onboarding and automated transaction reconciliation, and is the default payment solution for QuickBooks invoicing. Our Payments offering is also connected with QuickBooks Cash, our small business banking solution, through integrated onboarding and instant funds availability. In addition to transaction processing services, our services include broad customer support, merchant and consumer collections, chargeback and retrieval support, and fraud and loss prevention screening.
Capital for Small Businesses. We offer financing options for small businesses to help them get the capital they need to succeed. The financing process provides small businesses the ability to use their QuickBooks data to qualify to borrow capital.
QuickBooks Cash. The QuickBooks Cash business bank account with debit card adds banking capabilities to QuickBooks’ robust business offerings. QuickBooks Cash, when used with the QuickBooks suite of business services, takes the complexity and latency out of managing finances for small business owners. QuickBooks Cash has no account opening fees, maintenance fees, minimum balances, overdraft fees, or other recurring fees. QuickBooks Cash includes a machine-learning powered finance planner which helps small businesses plan for the future by making 90-day cash flow projections, including predictions on when invoices are likely to be paid, enabling small business customers to better manage their cash flow.
Financial Supplies. We offer a range of financial supplies designed for individuals and small businesses that use our QuickBooks offerings. These include standard paper checks and Secure Plus checks with CheckLock fraud protection features, a variety of stationery, tax forms and related supplies.
Consumer
Our Consumer segment includes our TurboTax products and services that are designed to enable customers to prepare and file their federal and state income tax returns quickly and accurately. These offerings are available either online or as desktop versions. They are designed to be easy to use, yet sophisticated enough for complex tax returns. For customers using our online offerings and looking for additional advice or guidance along the way, we have experts standing by to offer tax review and advice all year round. We also have experts available to prepare, sign and file tax returns for customers who prefer to have

Intuit Fiscal 2021 Form 10-K	8

Tables of Contents
their taxes prepared for them. Within this segment, we also offer Mint, which is an online personal finance offering aimed at helping customers track their finances and daily financial behaviors. Our online offerings can be accessed on mobile devices.
Tax Return Preparation Offerings. For the 2020 tax season, we offered a variety of commercial software products and tax filing services to meet the different needs of our customers, including those filing simple returns, those who itemize deductions, own investments or rental property, and small business owners. Customers can electronically file their federal and state income tax returns through our electronic filing service. We also offered TurboTax Live for customers seeking to obtain tax advice from professionals, TurboTax Live Full Service for customers seeking to have their tax returns prepared for them, as well as audit defense and audit support services. Our online tax preparation and filing services were offered through the websites of thousands of financial institutions, electronic retailers, and other online merchants. Financial institutions can offer our online tax preparation and filing services to their customers through a link to TurboTax Online. Our TurboTax U.S. and Canada offerings consist of desktop, online, and mobile offerings. In addition to our commercial product offerings, for the 2020 tax season we were a member of the Free File Alliance, a consortium of private sector companies that has entered into an agreement with the federal government to donate free online federal tax preparation and filing services to the IRS, which the IRS then markets to eligible consumers on an IRS website. At the conclusion of this tax season in October, we will no longer participate in the Free File Alliance. See also “Competition – Consumer Segment” later in this Item 1 for more information on the Free File Alliance.
Credit Karma
Our Credit Karma segment provides consumers with a financial platform that helps them find the right financial products and put more money in their pockets. The platform offers a number of free services to its members: access to their credit scores and reports, credit and identity monitoring, credit report dispute, data-driven resources, personalized recommendations of credit card, loan, and insurance products and online savings and checking accounts through our bank partner, MVB Bank, Inc., Member FDIC. To provide these services to its members, Credit Karma works with a variety of partners, including credit bureaus, banks, credit card issuers, and other financial institutions and lending partners. Additionally, Credit Karma leverages Lightbox, a first-of-its-kind enterprise platform which allows lenders to leverage thousands of de-identified data points from Credit Karma members to help provide its members with greater certainty that they will be approved if they apply for a financial product.
ProConnect
Our ProConnect segment includes our professional tax offerings and serves professional accountants in the U.S. and Canada, who are essential to both small business success and tax preparation and filing. Our professional tax offerings consist of Lacerte, ProSeries, and ProConnect Tax Online in the U.S., and ProFile and ProTax Online in Canada. These offerings enable accountants to accurately and efficiently complete and electronically file a full range of consumer, small business, and commercial federal and state tax returns. Lacerte is designed for full-service year-round accounting firms who handle more complex returns. ProSeries is designed for year-round tax practices handling moderately complex tax returns. ProConnect Tax Online is our cloud-based solution, which is designed for full-service year-round practices who prepare all forms of consumer and small business returns and integrates with our QuickBooks Online offerings. ProFile is our Canadian desktop tax offering, which serves year-round full-service accounting firms for both consumer and business tax returns. ProTax Online is our Canadian cloud based tax solution, which is designed for full-service year-round practices who prepare all forms of consumer and business tax returns, and is fully integrated into QuickBooks Online Accountant to provide seamless integration of data across books and tax through our Workpapers solution. We also offer a variety of tax-related services that complement the tax return preparation process including year-round document storage, collaboration services, e-signature, and bank products, and additional capabilities such as fixed asset management, desktop hosting, and third party solutions for practice management for some of our U.S. tax offerings.

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

Intuit Fiscal 2021 Form 10-K	9

Tables of Contents
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

SEASONALITY
Our Consumer and ProConnect offerings have a significant and distinct seasonal pattern as sales and revenue from our income tax preparation products and services are typically concentrated in the period from November through April. This seasonal pattern typically results in higher net revenues during our second and third quarters ending January 31 and April 30, respectively.
Due to the COVID-19 pandemic, the timing of tax filing seasons for fiscal 2021 and fiscal 2020 varied significantly. In fiscal 2019, the IRS began accepting returns on January 28, 2019 and the tax filing deadline was April 15, 2019. In fiscal 2020, the IRS began accepting returns on January 27, 2020 and the tax filing deadline was July 15, 2020. In fiscal 2021, the IRS began accepting returns on February 12, 2021 and the tax filing deadline was May 17, 2021. These changes to the tax filing seasons impacted our quarterly financial results during fiscal 2021 and fiscal 2020.
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
Direct Sales Channel. We sell many of our products and services directly through our websites and call centers. Direct, online sales are an effective channel for customers who can make purchase decisions based on content provided on our websites, via other online content or word of mouth recommendations. Telesales continues to be an effective channel for serving customers that want live help to select the products and services that are right for their needs. We also have a direct sales force that calls on U.S. and international accounting firms and seeks to increase their awareness, usage, and recommendation of our small business and professional tax solutions. For mid-market businesses, we have implemented and expanded on our omni channel go to market strategy by diversifying and growing our technology partner channel and industry focused direct sales teams.

Intuit Fiscal 2021 Form 10-K	10

Tables of Contents
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
Competition Specific to Segments
Small Business & Self-Employed Segment. QuickBooks is a leading small business financial management software in the U.S. Small businesses often look to several companies to address their problems. Therefore, our small business products and services face competitive challenges from a variety of companies that provide products or services that address one or more of their problems. We compete to help small businesses get their books right with Xero, The Sage Group plc, and FreshBooks, among others, which offer software and associated services as well as online accounting offerings that directly serve small business customers. For small businesses with more complex financial management needs, our competitors include The Sage Group plc’s Intacct offering and Microsoft Dynamics. We also compete with free or low-cost online accounting offerings, and free online banking and bill payment services offered by financial institutions and others. In our payroll business we compete directly with Automatic Data Processing, Inc. (ADP), Paychex, Gusto, and many other companies that help small businesses to pay their employees. In our merchant services business we help our customers get paid faster and compete directly with large financial institutions such as Wells Fargo, JP Morgan Chase, and Bank of America and with many payment processors, including First Data Corporation, Elavon, Global Payments, Fidelity National Information Services, PayPal, and Square. Our QuickBooks Capital offering, which helps small businesses to access capital, competes with a range of lending enterprises, including large financial institutions, such as the ones listed above, fintech companies, such as Square and PayPal, and others.
Consumer Segment. In our Consumer segment, we compete to help our customers to file their taxes. Our future growth depends on our ability to attract new customers to the self-preparation tax category and to our assisted offering, TurboTax Live, from tax stores and other tax preparers. In the U.S. private sector we face intense competition from H&R Block, which provides tax preparation services in its stores and a competing software offering. We also face competition from several other large tax preparation service providers, from a myriad of small tax preparers, and from numerous online self-preparation offerings, including Blucora’s TaxAct, Free Tax USA, TaxSlayer, and Square. Some of these competitors are offering electronic tax preparation and filing services at no cost to individual taxpayers. In Canada, our TurboTax Canada offerings face competition from H&R Block, SimpleTax, StudioTax, and UFile, among others. These competing offerings subject us to significant price pressure in both the U.S. and Canada. We also face competitive challenges from government entities that offer publicly funded electronic tax preparation and filing services with no fees to individual taxpayers. Our Mint offering competes with numerous personal financial management companies and large financial institutions to help our customers track their finances and better manage their money.

Intuit Fiscal 2021 Form 10-K	11

Tables of Contents
For the 2020 tax season, we were a member of the Free File Alliance, a consortium of private sector companies that has entered into an agreement with the federal government. Under this agreement, the member companies donate online federal tax preparation and filing services to eligible users at no cost to the government or individual users separate and apart from the member companies’ commercial free offerings, which the IRS then offers to eligible consumers on an IRS website. Approximately 22 states and the District of Columbia have also entered public-private partnerships with the Free File Alliance. Additionally, certain member companies, including Intuit, provided online state tax preparation and filing services at no cost if the taxpayer qualified for the free federal return under this program. We will no longer participate in the Free File Alliance after the conclusion of the 2020 tax season in October. We continue to actively work with others in the private and public sectors to support successful public-private partnerships that reinforce the voluntary compliance tax system, encourage electronic filing, and inform consumers of free filing options. However, future administrative, regulatory, or legislative activity in this area could seek to replace the voluntary compliance tax system with return preparation, or self preparation options, provided by government agencies which could harm our Consumer business.
Credit Karma Segment. Credit Karma faces significant competition for member growth and partnerships. Credit Karma competes against many companies to attract and engage members, including the credit bureaus as well as companies that provide personal finance management products and tools which offer a variety of credit-score monitoring and personal finance services and content. Credit Karma faces competition with some elements of businesses of LendingTree, Red Ventures, NerdWallet, Square, Chime, among others. However, the personal finance industry is evolving rapidly and is becoming increasingly competitive. An increasing number of companies are competing directly with Credit Karma.
ProConnect Segment. In the U.S., Lacerte professional tax offerings face competition from competitively-priced tax and accounting solutions that include integration with non-tax functionality. These include CCH’s ProSystem fx Office Suite and Thomson Reuters’ CS Professional Suite and GoSystem Tax. Our ProSeries professional tax offerings face competition from CCH’s ATX and TaxWise offerings, Drake, and other smaller providers. In Canada, our ProFile professional tax offerings face competition from CCH’s Cantax and Taxprep offerings, TaxCycle, and Thomson Reuters’ DTMax and UFile Pro offerings. We also face growing competition from online tax and accounting offerings in the U.S. and Canada, which may be marketed more effectively or have lower pricing than our offerings for accounting professionals.
Competitive Factors
We believe the most important competitive factors for our core offerings – QuickBooks, TurboTax, Lacerte, ProSeries, and Credit Karma – are ease of use, product features, size of the installed customer base, size of membership base, member engagement, brand name recognition, value proposition, cost, reliability, security, and product and support quality. Access to distribution channels is also important for our QuickBooks and TurboTax desktop software products. In addition, support from accounting professionals and the ability for customers to upgrade within product families as their businesses grow are significant competitive factors for our QuickBooks products. Productivity is an important competitive factor for the full-service accounting firms to which we market our Lacerte software products. We believe we compete effectively on these factors as our QuickBooks and TurboTax products are the leading products in the U.S. for their respective categories.
For our service offerings such as small business payroll and merchant payment processing, we believe the most important competitive factors are functionality, ease of use, high availability, security, the integration of these products with related software, brand name recognition, effective distribution, quality of support, and cost.

CUSTOMER SUCCESS
For our QuickBooks, TurboTax, ProConnect and Mint offerings, we provide product support and technical support through channels including telephone, e-mail, online and video chat, text messaging, our customer support websites, self-help assets embedded in our products, and online communities where consumers can share knowledge and product advice with each other.
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

Intuit Fiscal 2021 Form 10-K	12

Tables of Contents

PARTNER SUCCESS
For our Credit Karma offerings we have a Partner Success team that is dedicated to ensuring that our financial institution partners operate efficiently and safely on our platform. This team consists of program management, operations, and compliance professionals, who interface directly with lending partners to facilitate new product launches; maintain product offers, including any updates to existing offers and compliance monitoring; manage and maintain data required for offers and partner invoicing; support audits and compliance reviews; and manage and resolve incidents to mitigate any potential negative impact on either Credit Karma’s or the partner’s platform.

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

GOVERNMENT REGULATION
Our Consumer and ProConnect segments are subject to federal, state and international government requirements, including regulations related to the electronic filing of tax returns, the provision of tax preparer assistance, and the use and disclosure of customer information. Our Small Business & Self-Employed segment offers products and services to small businesses and consumers, such as payroll, payments, and financing, which are also subject to certain regulatory requirements. Our Credit Karma segment offers personal finance products and services to consumers, such as recommendations of credit card, loan and insurance products and access to credit scores and reports, which are also subject to certain regulatory requirements.

Intuit Fiscal 2021 Form 10-K	13

Tables of Contents

INTELLECTUAL PROPERTY
Our success depends on the proprietary technology embodied in our offerings. We protect this proprietary technology by relying on a variety of intellectual property mechanisms, including copyright, patent, trade secret and trademark laws, restrictions on disclosure and other methods. For example, we regularly file applications for patents, copyrights and trademarks and service marks in order to protect intellectual property that we believe is important to our business. We hold a growing patent portfolio that we believe is important to Intuit’s overall competitive advantage, although we are not materially dependent on any one patent or particular group of patents in our portfolio at this time. We also have a number of registered trademarks that include Intuit, QuickBooks, Lacerte, TurboTax, QB, ProSeries, ProConnect, Mint, and Credit Karma. We have registered these and other trademarks and service marks in the United States and, depending on the relevance of each brand to other markets, in many foreign countries. Most registrations can be renewed perpetually at 10-year intervals. We also license intellectual property from third parties for use in our products.
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

HUMAN CAPITAL
We consider our employees one of our four True North key stakeholders because they help us deliver for the customers, shareholders and the communities we serve. As of July 31, 2021, we had approximately 13,500 employees in 10 countries. During fiscal 2021, we employed on average approximately 7,700 seasonal employees from January to May primarily to support our Consumer segment customers during the peak of tax season. We believe our future success and growth will depend on our ability to attract and retain a qualified workforce in all areas of our business.
Intuit’s workforce development strategies are developed and managed by our Chief People & Places Officer, who reports to the CEO. The Compensation and Organizational Development Committee of the Board of Directors has oversight with respect to company-wide organization and talent assessment, employee recruitment, engagement and retention, leadership development, management depth and strength assessment, workplace environment and culture, employee health and safety, and pay equity. Of the total number of employees, approximately 1,300 are employed by Credit Karma, which was acquired by Intuit in December 2020 and has certain unique compensation and workforce development programs. We regularly collect, measure and share the sentiment of our workforce through multiple channels, including engagement surveys, and other touch points, which help to guide the work we do to support our workforce.
Culture and Values
In order to deliver on our mission to power prosperity around the world, we are guided by our company values as we strive to create a culture where employees can do the best work of their lives. Our value of Courage means being bold and fearless in how we think and act, holding a high bar for performance and valuing speed, a bias for learning and action. Our value of Stronger Together means championing diversity, inclusion and a respectful environment, thriving on diverse voices to challenge and inform decisions and delivering exceptional work so others can count on us. Consistent with our value of We Care and Give Back, we provide eligible full-time employees five days of paid time off every year that can be used to do volunteer work during normal work hours for vetted non-profits. Our We Care and Give Back program also provides donation matching up to an annual limit.
Diversity, Equity and Inclusion1
At the foundation of our culture is a commitment to diversity, equity and inclusion (“DEI”). We believe that diversity is a fact, but treating people equitably and inclusively are choices we make. To deliver for our customers, we seek to foster a workforce that is as diverse as the communities we serve. When we do this, we believe we develop deeper empathy, accelerating innovation to solve the biggest problems our customers face. We have had a designated role dedicated to diversity and inclusion since 2015. In fiscal 2021, we invested additional resources into DEI and appointed our first Chief Diversity, Equity & Inclusion Officer (“CDEIO”) who leads a new dedicated and specialized team in our DEI efforts. Our Compensation and Organizational Development Committee oversees Intuit’s DEI initiatives in support of organizational development. Our strategy is operationalized through the following elements:

•Goals and transparency: We have set short- and long-term goals for increasing the representation of women and under-represented minorities (which we define as Black/African-American, Latino/Hispanic, Native American, Native Alaskan and Native Hawaiian) in our workforce. Our progress is reviewed monthly with all executives and we have shared our diversity externally since 2015;
1 Excludes Credit Karma, which we acquired in December 2020.

Intuit Fiscal 2021 Form 10-K	14

Tables of Contents
•Center of Excellence: We have a cross-functional team led by the CDEIO with expertise in enterprise leadership, strategy, human resources and communications all focused on driving a more diverse and inclusive workplace;
•Employee Resource Groups: 13 employee resource groups aid in creating community, recruiting, on-boarding and providing safe spaces for our diverse workforce;
•Engagement: A dedicated DEI survey focused on the experiences of our workforce;
•REAL Team: A Racial Equity Leadership Team focused on helping us drive durable change as we strive to continue advancing racial equity and equality;
•Education: All senior leaders have attended multiple DEI workshops, including C-suite training on racial equity. We have manager and employee training on leading inclusively and a guide for managers on how to have conversations about difficult and polarizing external events;
•Assessment: Biannual formal talent reviews, including succession plans and diversity assessments;
•Talent acquisition: We have developed a program team to drive diversity strategy and initiatives; and
•Accountability: The Compensation and Organizational Development Committee reviews our progress towards our goals and workforce diversity initiatives at least annually.
As of July 31, 2021:
•Women constituted 40% of our total employees, 35% of our leadership roles, and 30% of our technology roles; and
•Our under-represented minority employees represent 13% of our U.S. employees, 8% of our U.S. leadership roles, and 7% of our U.S. technology roles.
The company performs an ongoing pay equity analysis, conducted twice a year by an independent, third-party vendor. This analysis allows us to review each job code where there are enough employees that have the same or similar job duties and compensation mix. We compare base pay by gender and ethnicity, while factoring in location and time spent in the role, and make adjustments when there are unexplained statistical differences. We are transparent about our pay equity results and have multiple avenues for employees to use for any questions about their pay.
Developing Talent and Training
We are committed to creating a high-performing culture that consistently delivers for our customers, shareholders and communities while providing an experience for our workforce that values leadership, innovation, and collaboration. We promote the development of all of our employees through our One Intuit Learning Vision that every employee has a personalized learning plan based on their needs and interests, and are provided the resources they need to grow, thrive and reinvent themselves over time.
In addition, we are invested in growing our current and future leaders. Our Learning and Development teams design programs and resources to develop our employees and measure their progress.
All full-time employees have access to opportunities to develop and learn through over 1,400 Intuit-sponsored learning paths and online courses on topics ranging from artificial intelligence to manager essentials in support of an employee’s ability to adapt to any work environment. In fiscal 2021, our full-time employees completed over 170,000 pieces of learning content.
Employees set goals and measure progress through our goal setting tool and have opportunities to focus on growth both during year-end conversations and ongoing monthly check-ins.
Total Rewards
Our compensation philosophy aims to attract and retain top talent for today and the future. Intuit’s total target compensation includes base hourly pay or salary at market-competitive rates, equity and a range of incentive plans that vary based on role. Incentive compensation plans are part of our pay for performance philosophy and closely align with company performance and reward top performance. Most year-round employees are eligible for equity, which allows the majority of our employees to share in the company’s success.
Additional benefits and rewards include an employee stock purchase plan, healthcare and retirement benefits, paid time off, annual paid recharge days, family and parental leave.
COVID Response and Well-being
The health and well-being of our employees and their families has never been more important. We offer our employees (excluding experts) a reimbursement incentive to cover the costs of purchases made to support their physical, emotional and financial well-being. Employees also have access to other resources to help with their well-being, including a well-minds program for resilience, mindfulness and counseling, back-up childcare, financial education programs and access to an Employee Assistance Program.
Amid the unprecedented environment caused by the COVID-19 pandemic, management’s top priority has been the health and safety of our employees. We shifted nearly all our workforce from office locations to work from home environments. We also increased leave benefits for all employees to allow them to take care of what matters most to them. We provided our

Intuit Fiscal 2021 Form 10-K	15

Tables of Contents
employees with resources to have a complete and comfortable home workspace, to offset certain pandemic-related expenses and to promote physical and emotional health.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The following table shows Intuit’s executive officers and their areas of responsibility as of July 31, 2021 . Their biographies follow the table.

Name	Age	Position
Sasan K. Goodarzi	53	President, Chief Executive Officer and Director
Brad D. Smith	57	Executive Chairman of the Board of Directors
Scott D. Cook	69	Chairman of the Executive Committee
Michelle M. Clatterbuck	53	Executive Vice President and Chief Financial Officer
J. Alexander Chriss	44	Executive Vice President and General Manager, Small Business & Self-Employed Group
Laura A. Fennell	60	Executive Vice President, Chief People & Places Officer
Gregory N. Johnson	53	Executive Vice President and General Manager, Consumer Group
Marianna Tessel	54	Executive Vice President and Chief Technology Officer
Kerry J. McLean	57	Executive Vice President, General Counsel and Corporate Secretary
Mark J. Flournoy	55	Senior Vice President and Chief Accounting Officer
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
Mr. Smith has been an Intuit director since 2008, Chairman of the Board from January 2016 through December 2018, and Executive Chairman from January 2019. He served as President and CEO of the Company from January 2008 through December 2018. Mr. Smith joined Intuit in 2003 and has served as Senior Vice President and General Manager, Small Business Division from 2006 to 2007, Senior Vice President and General Manager, QuickBooks from 2005 to 2006, Senior Vice President and General Manager, Consumer Tax Group from 2004 to 2005 and as Vice President and General Manager of Intuit’s Accountant Central and Developer Network from 2003 to 2004. Before joining Intuit, Mr. Smith held the position of Senior Vice President of Marketing and Business Development of ADP, where he held several executive positions from 1996 to 2003. Mr. Smith served on the board of directors of Yahoo! Inc. from 2010 until 2012. Mr. Smith was elected to the board of directors of Nordstrom, Inc. in June 2013, where he is a member of the Compensation Committee and Corporate Governance and Nominating Committee and has served as Chairman of the Board since November 2018. Mr. Smith was also elected to the board of directors of Momentive (formerly known as SurveyMonkey) in May 2017 and is chair of its Compensation Committee. Mr. Smith holds a Bachelor’s degree in Business Administration from Marshall University and a Master’s degree in Management from Aquinas College.
Mr. Cook, a founder of Intuit, has been an Intuit director since March 1984 and is currently Chairman of the Executive Committee. He served as Intuit’s Chairman of the Board from February 1993 to July 1998. From April 1984 to April 1994, he served as Intuit’s President and Chief Executive Officer. Mr. Cook served on the board of directors of The Procter & Gamble Company from 2000 to 2020. Mr. Cook was also a director of eBay Inc. from 1998 to 2015. Mr. Cook holds a Bachelor of Arts degree in Economics and Mathematics from the University of Southern California and a Master’s degree in Business Administration from Harvard Business School.
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

Intuit Fiscal 2021 Form 10-K	16

Tables of Contents
Clatterbuck held various financial management roles at General Electric. Before that, she was a financial litigation consultant at The Barrington Consulting Group. Ms. Clatterbuck holds a Bachelor’s degree in commerce with a concentration in finance from the University of Virginia.
Mr. Chriss has been Executive Vice President and General Manager of Intuit’s Small Business & Self-Employed Group since January 2019. He previously was Senior Vice President and Chief Product Officer of Intuit’s Small Business Group from January 2017 through December 2018 and Vice President of Intuit’s Self-Employed business from August 2013 through December 2016. Prior to that, Mr. Chriss held various other roles at Intuit since he joined in July 2004. He has served on the board of directors of Houzz Inc. since December 2020. Mr. Chriss holds a Bachelor’s degree in Economics from Tufts University.
Ms. Fennell has been Executive Vice President, Chief People & Places Officer since August 2018 and previously served as Executive Vice President, General Counsel and Corporate Secretary. Prior to that, she served as Senior Vice President, General Counsel and Corporate Secretary since February 2007. Ms. Fennell joined Intuit as Vice President, General Counsel and Corporate Secretary in April 2004. She leads the team responsible for acquiring, developing, mobilizing and rewarding the company's global workforce. Prior to joining Intuit, Ms. Fennell spent nearly eleven years at Sun Microsystems, Inc., most recently as Vice President of Corporate Legal Resources, as well as Acting General Counsel. Prior to joining Sun, she was an associate attorney at Wilson Sonsini, Goodrich & Rosati PC. Ms. Fennell sits on the board of directors of the Children’s Discovery Museum of San Jose. Ms. Fennell holds a Bachelor of Science degree in Business Administration from California State University, Chico and a Juris Doctor from Santa Clara University.
Mr. Johnson has been Executive Vice President and General Manager of Intuit's Consumer Group since August 2018. He joined Intuit in 2012 as Senior Vice President of marketing. Mr. Johnson leads an organization that offers a suite of consumer tax and financial products and services in the U.S. and Canada. He has more than 20 years’ experience in marketing, which spans across consumer packaged goods, retail, and international and emerging markets. Prior to joining Intuit, Mr. Johnson worked for various organizations, including Kraft Foods, SC Johnson, Kodak, Gillette, Best Buy, and the United States Air Force. He has served on the board of directors of QUALCOMM Incorporated since November 2020. Mr. Johnson holds a Bachelor of Science degree in Operations Research from the United States Air Force Academy.
Ms. Tessel has been Executive Vice President and Chief Technology Officer of Intuit since January 2019 and previously served as Chief Product Development Officer of Intuit’s Small Business & Self-Employed Group from June 2017 to December 2018. Prior to joining Intuit, Ms.Tessel worked for Docker Inc., a software containerization platform, serving as Senior Vice President of Engineering and Executive Vice President of Strategic Development from November 2014 to June 2017, and VMware, which provides cloud computing and related services, from June 2008 through November 2014, most recently serving as Vice President of Engineering. She has served on the board of directors of Cisco Systems, Inc. since March 2021. Ms.Tessel holds a Bachelor’s of Science degree in Computing from Technion – Israel Institute of Technology.
Ms. McLean has been Executive Vice President, General Counsel and Corporate Secretary since August 2020. Prior to that, she served as Senior Vice President, General Counsel and Corporate Secretary from August 2018 to July 2020 and Vice President, Deputy General Counsel from August 2010 to July 2018. She joined Intuit in 2006 as Director, Deputy General Counsel. Ms. McLean leads Intuit’s legal, privacy, compliance, and global corporate affairs teams. Prior to joining Intuit, Ms. McLean spent over six years at Wind River Systems, Inc., most recently as the Director of Legal. Prior to joining Wind River, she was an associate at Howard, Rice, Nemerovski, Canady, Falk & Rabkin PC (now Arnold & Porter Kaye Scholer LLP). Ms. McLean holds a Bachelor of Arts degree in International Relations from University of California, Davis and a Juris Doctor from University of California, Hastings College of Law.
Mr. Flournoy has been Senior Vice President and Chief Accounting Officer since August 2020. Prior to that, he served as Vice President and Chief Accounting Officer since February 2014. He joined Intuit in 2003 as director of general accounting and internal controls and served as Corporate Controller from 2012 to August 2020. From 1996 to 2003, Mr. Flournoy served as a corporate controller for various private and public companies in California. He began his career in public accounting at Ernst & Young, where he served from 1992 to 1996. He is a California Certified Public Accountant (inactive) since 1997. Mr. Flournoy holds a Bachelor’s degree in Business Administration – Finance from the University of Southern California and a secondary Bachelor’s degree in Accounting from San Diego State University.

Intuit Fiscal 2021 Form 10-K	17

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
The COVID-19 pandemic has caused significant economic instability and uncertainty and the extent to which it will impact our business, results of operations and financial condition is uncertain and difficult to predict.
The COVID-19 pandemic has caused economic instability and uncertainty globally and, during its initial phase, had a temporary negative impact on our business. The pandemic may, in the future, have a material adverse impact on our business and financial performance, the severity and duration of which will depend on many factors beyond our control, including the actions of governments, businesses and other enterprises in response to the pandemic, the effectiveness of those actions, and vaccine availability, distribution and adoption. Potential and current negative impacts of the pandemic include, but are not limited to, the following:
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
•Changes to our business operations and the operations of our third-party partners, such as increased use of videoconferencing, the shift to working from home, and the complexity of resuming operations in our offices under a new workplace model, has introduced security and execution risks that could cause us to experience substantial financial losses, lose the confidence of our customers and government agencies and harm our revenues and earnings.
•Potential disruption of services on which we rely to deliver our services to our customers, including our third-party customer success partners and financial institutions, could prevent us or our service providers from delivering critical services to our customers or accepting and fulfilling customer orders, any of which could materially and adversely affect our business or reputation.
•Increased, divergent and changing governmental regulations, such as those relating to the re-opening of work facilities, schools, public buildings and businesses, could make it considerably more difficult to develop, enhance and support our products and services, which may cause our results of operations and financial condition to suffer.
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

Intuit Fiscal 2021 Form 10-K	18

Tables of Contents
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
Our consumer tax business also faces significant potential competition from the public sector, where we face the risk of federal and state taxing authorities proposing revenue raising strategies that involve developing and providing government tax software or other government return preparation systems at public expense. These or similar programs may be introduced or expanded in the future, which may change the voluntary compliance tax system in ways that could cause us to lose customers and revenue. The IRS Free File Program is currently the sole means by which the IRS offers tax software directly to taxpayers and, in December 2019, the agreement governing the program was amended to eliminate the pledge by the IRS that it would not offer a duplicative or competing service. Under this program, the IRS has worked with private industry to provide more than 60 million free returns since 2003, utilizing donated private sector tax software and e-filing services, including software that we donated to the Free File Program, for low and middle income taxpayers at no cost to the government or individual users. However, we will no longer be participating in the IRS Free File Program, and its continuation depends on a number of factors, including continued broad public awareness of and access to the free program and continued private industry donations, as well as continued government support. The current agreement is scheduled to expire in October 2022. Our departure from the Free File Program may increase the likelihood that such program is terminated or is not extended beyond October 2022. If the Free File Program were to be terminated or the IRS were to enter the software development and return preparation space, the federal government could become a publicly funded direct competitor of the U.S. tax services industry and of Intuit. Government funded services that curtail or eliminate the role of taxpayers in preparing their own taxes could potentially have material and adverse revenue implications.
Future revenue growth depends upon our ability to adapt to technological change as well as global trends in the way customers access software offerings and successfully introduce new and enhanced products, services and business models.
We operate in industries that are characterized by rapidly changing technology, evolving industry standards and frequent new product introductions. We must continue to innovate and develop new products and features to meet the changing needs of our customers and partners and attract and retain talented software developers. We need to continue to develop our skills, tools and capabilities to capitalize on existing and emerging technologies, which requires us to devote significant resources.
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

Intuit Fiscal 2021 Form 10-K	19

Tables of Contents
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
Our intellectual property rights are valuable, and any inability to protect them could reduce the value of our products, services and brand.
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
Developing and maintaining awareness of our brands is critical to achieving widespread acceptance of our existing and future products and services and is an important element in attracting new customers. Adverse publicity (whether or not justified) relating to events or activities attributed to us, members of our workforce, agents, third parties we rely on, or our users, may tarnish our reputation and reduce the value of our brands. Our brand value also depends on our ability to provide secure and trustworthy products and services as well as our ability to protect and use our customers’ data in a manner that meets their expectations. In addition, a security incident that results in unauthorized disclosure of our customers’ sensitive data could cause material reputational harm. Damage to our reputation and loss of brand equity may reduce demand for our products and services and thus have an adverse effect on our future financial results, as well as require additional resources to rebuild our reputation and restore the value of the brands and could also reduce our stock price.
Our acquisition and divestiture activities may disrupt our ongoing business, may involve increased expenses and may present risks not contemplated at the time of the transactions.
We have acquired and may continue to acquire companies, products, technologies and talent that complement our strategic direction, both in and outside the United States. Acquisitions, such as our acquisition of Credit Karma, involve significant risks and uncertainties, including:
•inability to successfully integrate the acquired technology, data assets and operations into our business and maintain uniform standards, controls, policies, and procedures;
•inability to realize synergies expected to result from an acquisition;
•disruption of our ongoing business and distraction of management;

Intuit Fiscal 2021 Form 10-K	20

Tables of Contents
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
In addition, any acquisition or divestiture that we announce may not be completed if closing conditions are not satisfied. Because acquisitions and divestitures are inherently risky, our transactions may not be successful and may, in some cases, harm our operating results or financial condition. In particular, if we are unable to successfully operate together with Credit Karma to achieve shared growth opportunities or combine reporting or other processes within the expected time frame, such delay may materially and adversely affect the benefits that we expect to achieve as a result of the Credit Karma acquisition and could result in additional costs or loss of revenue. Moreover, the impact of COVID-19, adverse changes in market conditions and other factors, such as the failure to realize some or all of the anticipated benefits of the Credit Karma acquisition, may cause the acquisition to be dilutive to Intuit’s operating earnings per share beyond the first fiscal year after close. Any dilution of our non-GAAP diluted earnings per share could cause the price of shares of Intuit Common Stock to decline or grow at a reduced rate.
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
We host, collect, use and retain large amounts of sensitive and personal customer and workforce data, including credit card information, tax return information, bank account numbers, credit report information, login credentials and passwords, personal and business financial data and transactions data, social security numbers and payroll information, as well as our confidential, nonpublic business information. We use commercially available security technologies and security and business

Intuit Fiscal 2021 Form 10-K	21

Tables of Contents
controls to limit access to and use of such sensitive data. Although we expend significant resources to create security protections designed to shield this data against potential theft and security breaches, such measures cannot provide absolute security.
Our technologies, systems, and networks have been subject to, and are increasingly likely to continue to be the target of, cyberattacks, computer viruses, ransomware or other malware, worms, social engineering, malicious software programs, insider threats, and other cybersecurity incidents that could result in the unauthorized release, gathering, monitoring, use, loss or destruction of sensitive and personal data of our customers and members of our workforce, or Intuit's sensitive business data or cause temporary or sustained unavailability of our software and systems. While we maintain cybersecurity insurance, our insurance may not be sufficient to cover all liabilities described herein. These types of incidents can be made by individuals, groups of hackers, and sophisticated organizations including state-sponsored organizations or nation-states themselves. Customers who fail to update their systems, continue to run software that we no longer support, fail to install security patches on a timely basis or inadequately use security controls create vulnerabilities and make it more difficult for us to detect and prevent these kinds of attacks. We are increasingly incorporating open source software into our products and there may be vulnerabilities in open source software that make it susceptible to cyberattacks. In addition, because the techniques used to obtain unauthorized access to sensitive information change frequently, and are becoming more sophisticated and are often not able to be detected until after a successful attack, we may be unable to anticipate these techniques or implement adequate preventive measures. Although this is an industry-wide problem that affects software and hardware across platforms, it may increasingly affect our offerings because cyber-criminals tend to focus their efforts on well-known offerings that are popular among customers and hold sensitive information and we expect them to continue to do so.
Further, the security measures that we implement may not be able to prevent unauthorized access to our products and our customers’ account data. While we provide resources like mandatory annual security training for our workforce, third parties may still be able to fraudulently induce members of our workforce, customers or users by social engineering means, such as email phishing, to disclose sensitive information in order to gain access to our systems. It is also possible that unauthorized access to or disclosure of customer data may occur due to inadequate use of security controls by our customers or members of our workforce. Accounts created with weak or recycled passwords could allow cyberattackers to gain access to customer data. Unauthorized persons could gain access to customer accounts if customers do not maintain effective access controls of their systems and software. In addition, we are experiencing new and more frequent attempts by third parties to use the COVID-19 pandemic to fraudulently gain access to our systems, such as through increased email phishing of our workforce.
Criminals may also use stolen identity information obtained outside of our systems to gain unauthorized access to our customers’ data. We have experienced such instances in the past and as the accessibility of stolen identity information increases, generally, we may experience further instances of unauthorized access to our systems through the use of stolen identity information of our customers or members of our workforce in the future. Further, our customers may choose to use the same login credentials across multiple products and services unrelated to our products. Such customers’ login credentials may be stolen from products offered by third-party service providers unrelated to us and the stolen identity information may be used by a malicious third party to access our products, which could result in disclosure of confidential information. In addition, in response to the COVID-19 pandemic, we shifted nearly all our workforce from office locations to work from home environments. We expect to resume operations in our offices under a hybrid model where our workforce will spend a portion of their time working in our offices and a portion of their time working from home. This model increases our exposure to security-related risks due to operational changes, such as the increased use of videoconferencing.
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
Additionally, Credit Karma is subject to an order issued in 2014 by the Federal Trade Commission ("FTC") that, among other things, requires maintenance of a comprehensive security program relating to the development and management of new and existing products and services and biannual independent security assessments for 20 years from the date of the order. To the extent Credit Karma shares data covered by the order with Intuit, the order may apply to Intuit with respect to such data. Credit Karma’s failure to fulfill the requirements of the FTC’s order could results in fines, penalties, regulatory inquiries, investigations and claims, and negatively impact our business and reputation.

Intuit Fiscal 2021 Form 10-K	22

Tables of Contents
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
While we conduct background checks of our workforce, conduct reviews of partners, developers and vendors and use commercially available technologies to limit access to systems and data, it is possible that one or more of these individuals or third parties may misrepresent their intended use of data or may circumvent our controls, resulting in accidental or intentional disclosure or misuse of our customer or workforce data. Further, while we conduct due diligence on these third parties with respect to their security and business controls, we may not have the ability to effectively monitor or oversee the implementation of these control measures. Individuals or third parties may be able to circumvent these security and business controls and/or exploit vulnerabilities that may exist in these controls, resulting in the disclosure or misuse of sensitive business and personal customer or workforce information and data. In addition, malicious actors may attempt to use the information technology supply chain to compromise our systems by, for example, introducing malware through software updates.
A security incident involving third parties whom we rely on may have serious negative consequences for our businesses, including disclosure of sensitive customer or workforce data, or confidential or competitively sensitive information regarding our business, including intellectual property and other proprietary data; make our products more vulnerable to fraudulent activity; cause temporary or sustained unavailability of our software and systems; result in possible litigation, fines, penalties and damages; result in loss of customer confidence; cause material harm to our reputation and brands; lead to further regulation and oversight by federal or state agencies; cause adverse financial condition; and result in a reduced stock price.
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
The online tax preparation, payroll administration, online payments, lending and personal financial management industries have been experiencing an increasing amount of fraudulent activities by third parties, and those fraudulent activities are becoming increasingly sophisticated. Although we do not believe that any of this activity is uniquely targeted at our products or businesses, this type of fraudulent activity may adversely impact our tax, payroll, payments, lending and personal financial management businesses and is heightened when our workforce is working from home. In addition to any losses that may result from such fraud, which may be substantial, a loss of confidence by our customers or by governmental agencies in our ability to prevent fraudulent activity that is perpetrated through our offerings may seriously harm our business and damage our brand. If we cannot adequately combat such fraudulent activity that is perpetrated through our offerings, governmental authorities may refuse to allow us to continue to offer such services, or these services may otherwise be adversely impacted, which could include federal or state tax authorities refusing to allow us to process our customers’ tax returns electronically, resulting in a significant adverse impact on our earnings and revenue. As fraudulent activities become more pervasive and increasingly sophisticated, and fraud detection and prevention measures must become correspondingly more complex to combat them across the various industries in which we operate, we may implement risk control mechanisms that could make it more difficult for legitimate customers to obtain and use our products, which could result in lost revenue and negatively impact our earnings.
If we fail to process transactions effectively or fail to adequately protect against disputed or potential fraudulent activities, our business may be harmed.
Our operations process a significant volume and dollar value of transactions on a daily basis, especially in our payroll, payments and personal financial management businesses. Despite our efforts to ensure that effective processing systems and controls are in place to handle transactions appropriately, it is possible that we may make errors or that funds may be misappropriated due to fraud. The likelihood of any such error or misappropriation may increase as we accelerate the speed at which we process transactions. The systems supporting our business are comprised of multiple technology platforms that are sometimes difficult to scale. If we are unable to effectively manage our systems and processes, or if there is an error in our products, we may be unable to process customer data in an accurate, reliable and timely manner, which may harm our

Intuit Fiscal 2021 Form 10-K	23

Tables of Contents
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
Our business operations, information technology and communications systems are vulnerable to damage or interruption from natural disasters, climate change, human error, malicious attacks, fire, power loss, telecommunications failures, computer viruses and malware, computer denial of service attacks, terrorist attacks, public health emergencies and other events beyond our control. For example, we modified our business practices in response to the COVID-19 pandemic (including employee travel, employee work locations and cancellation of physical participation in meetings, events and conferences) and we expect to resume operations in our offices under a hybrid model where our workforce will spend a portion of their time working in our offices and a portion of their time working from home. The implementation of this hybrid model will introduce new execution risks and we may experience longer-term disruptions to our operations as we evolve our workplace model. We may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers or third-party partners. We cannot predict how long any such measures will be in place and whether we would reimplement or enhance any such measures in one or more locations in order to respond to the effects of the pandemic or the rules, regulations or guidelines of any governmental authority. Any such measures may impair our ability to perform critical functions or could make it considerably more difficult to develop, enhance and support our products and services.
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
We rely on our network infrastructure, data hosting, public cloud and software-as-a-service providers, and internal technology systems for many of our development, marketing, operational, support, sales, accounting and financial reporting activities. We are continually investing resources to update and improve these systems and environments in order to meet existing needs, as well as the growing and changing requirements of our business and customers. If we experience prolonged delays or unforeseen difficulties in updating and upgrading our systems and architecture, we may experience outages and may not be able to deliver certain offerings and develop new offerings and enhancements that we need to remain competitive. Such improvements and upgrades are often complex, costly and time consuming. In addition, such improvements can be challenging to integrate with our existing technology systems, or may uncover problems with our existing technology systems.

Intuit Fiscal 2021 Form 10-K	24

Tables of Contents
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
Additionally, the business operations of our third-party partners have been and could continue to be disrupted by the COVID-19 pandemic and the actions taken in response to it, including the pandemic’s effects on their third-party partners. If our third-party partners are unable to help us operate our business as a result of the COVID-19 pandemic, our business and financial results may be negatively impacted. For example, in the early stages of the COVID-19 pandemic, credit card companies and lenders initially and temporarily reduced or suspended their activity on Credit Karma’s platform, which impacted Credit Karma’s revenue. The failure of third parties to provide acceptable and high quality products, services and technologies or to update their products, services and technologies may result in a disruption to our business operations and our customers, which may reduce our revenues and profits, cause us to lose customers and damage our reputation. Alternative arrangements and services may not be available to us on commercially reasonable terms or at all, or we may experience business interruptions upon a transition to an alternative partner.
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
Much of our future success depends on the continued service and availability of skilled personnel, including members of our executive team, and those in technical and other key positions. Experienced personnel in the software, mobile technologies, data science, data security, and software as a service industries are in high demand and competition for their talents is intense, especially in California and India, where a significant number of our employees are located. Also, as we strive to continue to adapt to technological change and introduce new and enhanced products and business models, we must be able to secure, maintain and develop the right quality and quantity of engaged and committed talent. The incentives we have available to attract, retain, and motivate employees provided by our equity awards may become less effective, and if we were to issue significant equity to attract additional employees, the ownership of our existing stockholders would be diluted. Although we strive to be an employer of choice, we may not be able to continue to successfully attract, retain and develop key personnel, which may cause our business to suffer. Moreover, as social and economic conditions evolve from the COVID-19 pandemic, current and prospective employees may seek new or different opportunities based on factors such as compensation, benefits, mobility and flexibility that are different from what we offer, making it difficult to attract and retain them.

Intuit Fiscal 2021 Form 10-K	25

Tables of Contents
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
•geopolitical events, including natural disasters, acts of war and terrorism, and public health emergencies, including divergent governmental responses thereto across the jurisdictions in which we operate;
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
Violations of the rapidly evolving and complex foreign and U.S. laws and regulations that apply to our international operations may result in fines, criminal actions or sanctions against us, our officers or our broader workforce, prohibitions on the conduct of our business and damage to our reputation. Although we have implemented policies and procedures designed to promote compliance with these laws, we cannot be sure that our workforce, contractors and agents are in compliance with our policies.

Intuit Fiscal 2021 Form 10-K	26

Tables of Contents
These risks inherent in our international operations and expansion increase our costs of doing business internationally and may result in harm to our business, operating results, and financial condition.
LEGAL AND COMPLIANCE RISKS
Legal and compliance risks arise from change in the government and regulatory environment, including complex and evolving regulations relating to privacy and data security; potential litigation; regulatory inquiries and intellectual property infringement claims.
Increased government regulation of our businesses, or changes to existing regulations, may harm our operating results.
The Company is subject to federal, state, local and international laws and regulations that affect the Company’s activities, including, without limitation, areas of labor, advertising, tax, financial services, data privacy and security, electronic funds transfer, money transmission, lending, digital content, consumer protection, real estate, billing, e-commerce, promotions, quality of services, intellectual property ownership and infringement, import and export requirements, anti-corruption, foreign exchange controls and cash repatriation restrictions, anti-competition, environmental, health and safety, and other regulated activities. There have been significant new regulations and heightened focus by the government on many of these areas, as well as in areas such as insurance and privacy. As we expand our products and services and revise our business models, both domestically and internationally, we may become subject to additional government regulation or increased regulatory scrutiny. For example, in April 2020, one of our subsidiaries became a Small Business Administration ("SBA") approved lender under the SBA’s recently established Paycheck Protection Program (“PPP”) authorized by the Coronavirus Aid, Relief and Economic Security Act. Further, regulators (both in the U.S. and in other jurisdictions in which we operate) may adopt new laws or regulations, change existing regulations, or their interpretation of existing laws or regulations may differ from ours. In response to the COVID-19 pandemic, federal, state, local and foreign governmental authorities have imposed, and may continue to impose, protocols and restrictions intended to contain the spread of the virus, including limitations on the reopening of work facilities, schools, public buildings and businesses, quarantines, lockdowns and travel restrictions. Such restrictions have disrupted and may continue to disrupt our business operations and limit our ability to perform critical functions.
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
Regulations related to the provision of online services is evolving as federal, state and foreign governments continue to adopt new or modify existing laws and regulations addressing data privacy and the collection, processing, storage, transfer and use of data. This includes, for example, the EU's General Data Protection Regulation, the California Consumer Protection Act, the California Privacy Rights Act, and the Virginia Consumer Data Protection Act, which will become effective in January 2023. In our efforts to meet the GDPR, CCPA and other data privacy regulations, we have made and continue to make certain operational changes to our products and business practices. If we are unable to engineer products that meet these evolving requirements or help our customers meet their obligations under these or other new data regulations, we might experience reduced demand for our offerings. Further, penalties for non-compliance with these laws may be significant.
In addition, the evolution of global privacy treaties and frameworks has created compliance uncertainty and increased complexity. For example, the judicial invalidation of the EU-U.S. and Swiss-U.S. Privacy Shield frameworks that we relied on to transfer data has created additional compliance challenges for the transfer of EU personal data to the U.S. While we rely on alternative methods for the transfer of this data, ongoing legal challenges to these and other transfer mechanisms could cause us to incur costs or change our business practices in a manner adverse to our business.
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

Intuit Fiscal 2021 Form 10-K	27

Tables of Contents
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
Our tax offerings have significant seasonal patterns. Revenue from income tax preparation products and services has historically been heavily concentrated from November through April and this seasonality has been affected by changes to the opening and closing dates of the tax season. For example, the IRS and many states extended their tax filing deadlines to May 17, 2021 for the 2020 tax year and to July 15, 2020 for the 2019 tax year. This seasonality has caused significant fluctuations in our quarterly financial results. Our financial results may also fluctuate from quarter to quarter and year to year due to a variety of factors, including factors that may affect the timing of revenue recognition. These include the timing of the availability of federal and state tax forms from taxing agencies and the ability of those agencies to receive electronic tax return submissions; changes to our offerings that result in the inclusion or exclusion of ongoing services; changes in product pricing strategies or product sales mix; changes in customer behavior; and the timing of our discontinuation of support for older product offerings. Other factors that may affect our quarterly or annual financial results include the timing of acquisitions, divestitures, and

Intuit Fiscal 2021 Form 10-K	28

Tables of Contents
goodwill and acquired intangible asset impairment charges. Any fluctuations in our operating results may adversely affect our stock price.
If actual customer refunds for our offerings exceed the amount we have reserved our future financial results may be harmed.
Like many software companies we refund customers for product returns and subscription cancellations. We establish reserves against revenue in our financial statements based on estimated customer refunds. We closely monitor this refund activity in an effort to maintain adequate reserves. In the past, customer refunds have not differed significantly from these reserves. However, if we experience actual customer refunds or an increase in risks of collecting customer payments that significantly exceed the amount we have reserved, it may result in lower net revenue.
Unanticipated changes in our income tax rates or other indirect tax may affect our future financial results.
Our future effective income tax rates may be favorably or unfavorably affected by unanticipated changes in the valuation of our deferred tax assets and liabilities, by changes in our stock price, or by changes in tax laws or their interpretation. There are several pending proposed changes to U.S. and non-U.S. tax legislation and the ultimate enactment of any of them could have a negative impact on our effective tax rate. Foreign governments may enact tax laws that could result in further changes to global taxation and materially affect our financial position and results of operations. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. These continuous examinations may result in unforeseen tax-related liabilities, which may harm our future financial results.
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
Adverse macroeconomic developments could negatively affect our business and financial condition. Adverse global economic events have caused, and could, in the future, cause disruptions and volatility in global financial markets and increased rates of default and bankruptcy, and could impact consumer and small business spending. In particular, because the majority of our revenue is derived from sales within the U.S., economic conditions in the U.S. have an even greater impact on us than companies with a more diverse international presence. Challenging economic times could cause potential new customers not to purchase or to delay purchasing our products and services, and could cause our existing customers to discontinue purchasing or delay upgrades of our existing products and services. In addition, financial institution partners may again decrease or suspend their activity on Credit Karma’s platform, Credit Karma’s members may decrease their engagement on the platform or their creditworthiness could be negatively impacted, reducing members' ability to qualify for credit cards and loans. Any of the foregoing may negatively impact our revenues and future financial results. Decreased consumer spending levels could also reduce credit and debit card transaction processing volumes causing reductions in our payments revenue. Poor economic conditions and high unemployment have caused, and could in the future cause, a significant decrease in the number of tax returns filed, which may have a significant effect on the number of tax returns we prepare and file. In addition, weakness in the end-user consumer and small business markets could negatively affect the cash flow of our distributors and resellers who could, in turn, delay paying their obligations to us, which could increase our credit risk exposure and cause delays in our recognition of revenue or future sales to these customers. Any of these events could harm our business and our future financial results.
The COVID-19 pandemic and the actions taken in response to it have significantly increased economic and demand uncertainty. Accordingly, the risks described in the paragraph above may be more likely to materialize, any of which could harm our business and our future financial results.
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

Intuit Fiscal 2021 Form 10-K	29

Tables of Contents
above and additional risks, such as borrower default, the SBA declining to forgive or honor its guarantee with respect to PPP loans and litigation or other disputes with borrowers or others related to our PPP activities.
Amortization of acquired intangible assets and impairment charges may cause significant fluctuation in our net income.
Our acquisitions have resulted in significant expenses, including amortization and impairment of acquired technology and other acquired intangible assets, and impairment of goodwill. Total costs and expenses in these categories were $196 million in fiscal 2021; $28 million in fiscal 2020; and $26 million in fiscal 2019. Although under current accounting rules goodwill is not amortized, we may incur impairment charges related to the goodwill already recorded and to goodwill arising out of future acquisitions. We test the impairment of goodwill annually in our fourth fiscal quarter or more frequently if indicators of impairment arise. The timing of the formal annual test may result in charges to our statement of operations in our fourth fiscal quarter that may not have been reasonably foreseen in prior periods. At July 31, 2021, we had $5.6 billion in goodwill and $3.3 billion in net acquired intangible assets on our consolidated balance sheet, both of which may be subject to impairment charges in the future. New acquisitions, and any impairment of the value of acquired intangible assets, may have a significant negative impact on our future financial results.
We have incurred indebtedness and may incur other debt in the future, which may adversely affect our financial condition and future financial results.
As of July 31, 2021, we had an aggregate of $2.0 billion of indebtedness outstanding under our credit facilities and our senior unsecured notes. Under the agreements governing our indebtedness, we are permitted to incur additional debt. This debt, and any debt that we may incur in the future, may adversely affect our financial condition and future financial results by, among other things:
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

Intuit Fiscal 2021 Form 10-K	30

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

ITEM 1B - UNRESOLVED STAFF COMMENTS
None.

ITEM 2 - PROPERTIES
Our principal locations, their purposes, and the expiration dates for the leases on facilities at those locations as of July 31, 2021 are shown in the table below. We have renewal options on many of our leases.

Location	Purpose	Approximate Square Feet	Principal Lease Expiration Dates

Mountain View, California	Corporate headquarters and principal offices for Small Business & Self-Employed segment	487,000	2024 - 2026
Mountain View, California	Corporate headquarters and principal offices for Small Business & Self-Employed segment	185,000	Owned
Bangalore, India	Principal offices for Intuit India	478,000	2022 - 2025
San Diego, California	Principal offices for Consumer segment	466,000	Owned
Oakland, California	Principal offices for Credit Karma segment	167,000	2031
Plano, Texas	Principal offices for ProConnect segment	166,000	2026
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

ITEM 3 - LEGAL PROCEEDINGS
See Note 13 to the financial statements in Item 8 of this Annual Report for a description of legal proceedings.

ITEM 4 - MINE SAFETY DISCLOSURES
None.

Intuit Fiscal 2021 Form 10-K	31

Tables of Contents
PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information for Common Stock
Intuit’s common stock is quoted on the Nasdaq Global Select Market under the symbol “INTU.”
Stockholders
As of August 31, 2021 we had approximately 490 record holders and approximately 700,000 beneficial holders of our common stock.
Dividends
We declared cash dividends that totaled $2.36 per share of outstanding common stock or $651 million during fiscal 2021 and $2.12 per share of outstanding common stock or $562 million during fiscal 2020. In August 2021 our Board of Directors declared a quarterly cash dividend of $0.68 per share of outstanding common stock payable on October 18, 2021 to stockholders of record at the close of business on October 11, 2021. We currently expect to continue to pay comparable cash dividends on a quarterly basis in the future; however, future declarations of dividends and the establishment of future record dates and payment dates are subject to the final determination of our Board of Directors.
Recent Sales of Unregistered Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Stock repurchase activity during the three months ended July 31, 2021 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans

May 1, 2021 through May 31, 2021	303,000	$416.09	303,000	$1,689,907,473
June 1, 2021 through June 30, 2021	354,266	$470.86	354,266	$1,523,097,184
July 1, 2021 through July 31, 2021	341,250	$510.62	341,250	$1,348,848,471
Total	998,516	$467.83	998,516
Note: All of the shares purchased during the three months ended July 31, 2021 were purchased under a plan we announced on August 21, 2018 pursuant to which we are authorized to repurchase up to $2 billion of our common stock. At July 31, 2021, authorization from our Board of Directors to expend up to $1.3 billion remained available under that plan. On August 20, 2021 our Board approved a new stock repurchase program under which we are authorized to repurchase up to an additional $2 billion of our common stock.

Intuit Fiscal 2021 Form 10-K	32

Tables of Contents
Company Stock Price Performance
The graph below compares the cumulative total stockholder return on Intuit common stock for the last five full fiscal years with the cumulative total returns on the S&P 500 Index and the Morgan Stanley Technology Index for the same period. The graph assumes that $100 was invested in Intuit common stock and in each of the other indices on July 31, 2016 and that all dividends were reinvested. The comparisons in the graph below are based on historical data – with Intuit common stock prices based on the closing price on the dates indicated – and are not intended to forecast the possible future performance of Intuit’s common stock.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Intuit Inc., the S&P 500 Index,
and Morgan Stanley Technology Index

$500
$400
$300
$200
$100
7/16
7/17
7/18
7/19
7/20
7/21
Intuit Inc.
S&P 500
Morgan Stanley Technology Index

*$100 invested on 07/31/16 in stock or index, including reinvestments of dividends.
Fiscal year ending July 31.

Copyright© 2021 Standard and Poor’s, a division of S&P Global. All rights reserved.

	July 31, 2016	July 31, 2017	July 31, 2018	July 31, 2019	July 31, 2020	July 31, 2021
Intuit Inc.	$100.00	$125.05	$187.87	$257.14	$286.29	$498.18
S&P 500	$100.00	$116.04	$134.89	$145.66	$163.08	$222.51
Morgan Stanley Technology Index	$100.00	$127.27	$167.75	$188.40	$273.69	$370.87

ITEM 6 - SELECTED FINANCIAL DATA
Omitted at registrant’s option.

Intuit Fiscal 2021 Form 10-K	33

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
Due to the COVID-19 pandemic we continue to conduct business with substantial modifications to employee work locations and employee travel, among other modifications. In June 2021 a small number of employees started returning to work locations on a limited basis. While we have not experienced significant disruptions to our operations from the COVID-19 pandemic, we are unable to predict the full impact that the COVID-19 pandemic will have on our operations and future financial performance, including demand for our offerings, impact to our customers and partners, actions that may be taken by governmental authorities, and other factors identified in “Risk Factors” in Item 1A of Part I of this Report.
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
In August 2020, we reorganized certain technology and customer success functions that support and benefit our overall platform. Additionally, certain legal, facility and employee service costs are now managed at the corporate level. As a result, these costs are no longer included in segment operating income and are now included in other corporate expenses. For the twelve months ended July 31, 2020 and 2019, we reclassified $180 million and $172 million from Small Business & Self-Employed, $121 million and $78 million from Consumer, and $13 million and $12 million from ProConnect to other corporate expenses. In August 2020, we also renamed our Strategic Partner segment as the ProConnect segment. This segment continues to serve professional accountants.
In fiscal 2021 we acquired Credit Karma. We have included their results of operations in our consolidated results of operations from the date of acquisition. Credit Karma operates as a separate reportable segment. Segment operating income for Credit Karma includes all direct expenses related to selling and marketing, product development, and general and administrative, which is different from our other reportable segments. See Note 6 in Item 8 of this Annual Report for more information.

EXECUTIVE OVERVIEW
This overview provides a high level discussion of our operating results and some of the trends that affect our business. We believe that an understanding of these trends is important in order to understand our financial results for fiscal 2021 as well as our future prospects. This summary is not intended to be exhaustive, nor is it a substitute for the detailed discussion and analysis provided elsewhere in this Annual Report on Form 10-K.

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

Intuit Fiscal 2018 Form 10-K	34

Tables of Contents
Seasonality
Our Consumer and ProConnect offerings have a significant and distinct seasonal pattern as sales and revenue from our income tax preparation products and services are typically concentrated in the period from November through April. This seasonal pattern typically results in higher net revenues during our second and third quarters ending January 31 and April 30, respectively.
Due to the COVID-19 pandemic, the timing of tax filing seasons for fiscal 2021 and fiscal 2020 varied significantly. In fiscal 2019, the IRS began accepting returns on January 28, 2019 and the tax filing deadline was April 15, 2019. In fiscal 2020, the IRS began accepting returns on January 27, 2020 and the tax filing deadline was July 15, 2020. In fiscal 2021, the IRS began accepting returns on February 12, 2021 and the tax filing deadline was May 17, 2021. These changes to the tax filing seasons impacted our quarterly financial results during fiscal 2021 and fiscal 2020.
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
For a complete discussion of the most significant risks and uncertainties affecting our business, please see “Forward-Looking Statements” immediately preceding Part I and “Risk Factors” in Item 1A of Part I of this Report

Intuit Fiscal 2021 Form 10-K	35

Tables of Contents

Overview of Financial Results
The most important financial indicators that we use to assess our business are revenue growth for the company as a whole and for each reportable segment; operating income growth for the company as a whole; earnings per share; and cash flow from operations. We also track certain non-financial drivers of revenue growth and, when material, identify them in the applicable discussions of segment results below. Service offerings are a significant part of our business. Our total service and other revenue was $7.9 billion or 82% of our total revenue in fiscal 2021 and we expect our total service and other revenue to continue to grow in the future.
Key highlights for fiscal 2021 include the following:

Revenue of	Small Business & Self-Employed revenue of	Consumer revenue of
$9.6 B	$4.7 B	$3.6 B
up 25% from fiscal 2020	up 16% from fiscal 2020	up 14% from fiscal 2020

Operating income of	Net income of	Diluted net income per share of
$2.5 B	$2.1 B	$7.56
up 15% from fiscal 2020	up 13% from fiscal 2020	up 9% from fiscal 2020

We ended fiscal 2021 with cash, cash equivalents and investments totaling $3.9 billion.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
In preparing our consolidated financial statements in accordance with U.S. generally accepted accounting principles (GAAP), we are required to make estimates, assumptions, and judgments that can have a significant impact on our net revenue, operating income or loss and net income or loss, as well as on the value of certain assets and liabilities on our consolidated balance sheets. We believe that the estimates, assumptions, and judgments involved in the following accounting policies have the greatest potential impact on our consolidated financial statements, so we consider these to be our critical accounting policies:
•Revenue Recognition
•Business Combinations
•Goodwill, Acquired Intangible Assets, and Other Long-Lived Assets – Impairment Assessments
•Legal Contingencies
•Accounting for Income Taxes – Estimates of Deferred Taxes, Valuation Allowances, and Uncertain Tax Positions
Our senior management has reviewed the development and selection of these critical accounting policies and their disclosure in this Annual Report on Form 10-K with the Audit and Risk Committee of our Board of Directors.
Revenue Recognition
We derive our revenue primarily from the sale of online services such as tax, accounting, payroll, merchant payment processing, delivery of qualified links and packaged desktop software products and desktop software subscriptions. Our contracts with customers often include promises to transfer multiple products and services. In determining how revenue should be recognized, a five-step process is used, which requires judgment and estimates within the revenue recognition process. The primary judgments include identifying the performance obligations in the contract and determining whether the performance obligations are distinct. If any of these judgments were to change it could cause a material increase or decrease in the amount

Intuit Fiscal 2021 Form 10-K	36

Tables of Contents
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

Intuit Fiscal 2021 Form 10-K	37

Tables of Contents
acquired intangible assets. Impairment charges could materially decrease our future net income and result in lower asset values on our consolidated balance sheet.
During the fourth quarters of fiscal 2021, fiscal 2020, and fiscal 2019 we performed our annual goodwill impairment tests. Using the methodology described in “Description of Business and Summary of Significant Accounting Policies – Goodwill, Acquired Intangible Assets and Other Long-Lived Assets,” in Note 1 to the financial statements in Item 8 of this Annual Report, we determined that the estimated fair values of all of our reporting units exceeded their carrying values and that they were not impaired. In addition, during this analysis we concluded that the estimated fair values of all of our reporting units substantially exceeded their carrying values.
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

Intuit Fiscal 2021 Form 10-K	38

Tables of Contents

RESULTS OF OPERATIONS
A discussion regarding our financial condition and results of operations for fiscal 2021 compared to fiscal 2020 is presented below. A discussion regarding our financial condition and results of operations for fiscal 2020 compared to fiscal 2019 can be found under Item 7 of Part II in our Annual Report on Form 10-K for the fiscal year ended July 31, 2020, filed with the SEC on August 31, 2020, which is available free of charge on the SEC’s website at www.sec.gov and on the Investor Relations section of our corporate website at investors.intuit.com.

Financial Overview

(Dollars in millions, except per share amounts)	Fiscal 2021	Fiscal 2020	Fiscal 2019	2021-2020 % Change	2020-2019 % Change
Total net revenue	$9,633	$7,679	$6,784	25%	13%
Operating income	2,500	2,176	1,854	15%	17%
Net income	2,062	1,826	1,557	13%	17%
Diluted net income per share	$7.56	$6.92	$5.89	9%	17%
Total net revenue increased $2.0 billion or 25% in fiscal 2021 compared with fiscal 2020. The acquisition of Credit Karma contributed $865 million to total revenue in fiscal 2021. Our Small Business & Self-Employed segment revenue increased 16% primarily due to growth in our Online Ecosystem revenue. Our Consumer segment revenue increased 14% primarily due to a shift in mix to our higher priced offerings including TurboTax Live and growth in TurboTax federal units. See “Segment Results” later in this Item 7 for more information.
Operating income increased $324 million or 15% in fiscal 2021 compared with fiscal 2020. The increase was due to the higher revenue described above partially offset by an increase in expenses primarily for staffing, marketing, share-based compensation, and amortization of other acquired intangible assets. See “Operating Expenses” later in this Item 7 for more information.
Net income increased $236 million or 13% in fiscal 2021 compared with fiscal 2020 due to the increase in operating income described above, a $30 million gain from the sale of a note receivable that was previously written off, and a $17 million gain on other long-term investments. These increases were partially offset by a higher tax expense for the period. Diluted net income per share increased 9% to $7.56 for fiscal 2021 due to the increase in net income, which was partially offset by an increase in the weighted average shares outstanding due to the shares issued as part of the acquisition of Credit Karma in the second quarter of fiscal 2021.

Segment Results
The information below is organized in accordance with our four reportable segments. All of our segments operate and sell to customers primarily in the United States. Total international net revenue was less than 5% of consolidated total net revenue for the twelve months ended July 31, 2021, 2020 and 2019.
In August 2020, we reorganized certain technology and customer success functions that support and benefit our overall platform. Additionally, certain legal, facility and employee service costs are now managed at the corporate level. As a result, these costs are no longer included in segment operating income and are now included in other corporate expenses. For the twelve months ended July 31, 2020 and 2019, we reclassified $180 million and $172 million from Small Business & Self-Employed, $121 million and $78 million from Consumer, and $13 million and $12 million from ProConnect to other corporate expenses. In August 2020, we also renamed our Strategic Partner segment as the ProConnect segment. This segment continues to serve professional accountants.
In December 2020 we acquired Credit Karma in a business combination and it operates as a separate reportable segment. We have included the results of operations of Credit Karma in our consolidated statements of operations from the date of acquisition. See Note 6 to the financial statements in Item 8 of this Annual Report for more information. Segment operating income for Credit Karma includes all direct expenses, which is different from our other reportable segments where we do not fully allocate corporate expenses.
Segment operating income is segment net revenue less segment cost of revenue and operating expenses. For our Small Business & Self-Employed, Consumer, and ProConnect reportable segments, we include expenses such as corporate selling and marketing, product development, and general and administrative, which are not allocated to specific segments, in unallocated corporate items as part of other corporate expenses. For Credit Karma, segment expenses include all direct expenses related to selling and marketing, product development, and general and administrative. Unallocated corporate items for all segments include share-based compensation, amortization of acquired technology, amortization of other acquired intangible assets, and goodwill and intangible asset impairment charges. These unallocated costs for all segments totaled $2.9 billion in fiscal 2021, $2.3 billion in fiscal 2020, and $2.0 billion in fiscal 2019. Unallocated costs increased in fiscal 2021

Intuit Fiscal 2021 Form 10-K	39

Tables of Contents
compared with fiscal 2020 due to increased corporate product development, selling and marketing, and general and administrative expenses in support of the growth of our businesses, higher share-based compensation expenses, higher amortization of acquired technology, and higher amortization of other acquired intangible assets. See Note 14 to the financial statements in Item 8 of this Annual Report for reconciliations of total segment operating income to consolidated operating income for each fiscal year presented.

Intuit Fiscal 2021 Form 10-K	40

Tables of Contents

Small Business & Self-Employed
Small Business & Self-Employed segment revenue includes both Online Ecosystem and Desktop Ecosystem revenue.
Our Online Ecosystem includes revenue from QuickBooks Online, QuickBooks Live, QuickBooks Online Advanced and QuickBooks Self-Employed financial and business management offerings; small business payroll services, including QuickBooks Online Payroll, Intuit Online Payroll, Intuit Full Service Payroll; merchant payment processing services for small businesses who use online offerings; QuickBooks Commerce, QuickBooks Cash, and financing for small businesses.
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

(Dollars in millions)	Fiscal 2021	Fiscal 2020	Fiscal 2019	2021-2020 % Change	2020-2019 % Change
Product revenue	$1,085	$1,032	$1,036
Service and other revenue	3,603	3,018	2,497
Total segment revenue	$4,688	$4,050	$3,533	16%	15%
% of total revenue	49%	53%	52%

Segment operating income	$2,590	$2,091	$1,722	24%	21%
% of related revenue	55%	52%	49%

Revenue classified by significant product and service offerings was as follows:

(Dollars in millions)	Fiscal 2021	Fiscal 2020	Fiscal 2019	2021-2020 % Change	2020-2019 % Change
Net revenue:
QuickBooks Online Accounting	$1,699	$1,354	$980	25%	38%
Online Services	1,051	828	683	27%	21%
Total Online Ecosystem	2,750	2,182	1,663	26%	31%
QuickBooks Desktop Accounting	789	755	732	5%	3%
Desktop Services and Supplies	1,149	1,113	1,138	3%	(2%)
Total Desktop Ecosystem	1,938	1,868	1,870	4%	—%
Total Small Business & Self-Employed	$4,688	$4,050	$3,533	16%	15%

Intuit Fiscal 2021 Form 10-K	41

Tables of Contents

Revenue for our Small Business & Self-Employed segment increased $638 million or 16% in fiscal 2021 compared with fiscal 2020. The increase was primarily due to growth in Online Ecosystem revenue. Fiscal 2021 and 2020 revenue includes $20 million and $30 million, respectively, of nonrecurring revenue related to the Payroll Protection Program, of which $12 million and $16 million, respectively, related to our Online Ecosystem and $8 million and $14 million, respectively, related to our Desktop Ecosystem.
Online Ecosystem
Online Ecosystem revenue increased $568 million or 26% in fiscal 2021 compared with fiscal 2020. QuickBooks Online Accounting revenue increased 25% in fiscal 2021 compared with fiscal 2020 primarily due to an increase in customers, a shift in mix to our higher priced offerings and higher effective prices. Online Services revenue increased 27% in fiscal 2021 compared with fiscal 2020 primarily due to an increase in revenue from our payments and payroll offerings. Online payments revenue increased due to an increase in customers and an increase in charge volume per customer. Online payroll revenue increased due to an increase in customers and a shift in mix to our full service offering.
Desktop Ecosystem
Desktop Ecosystem revenue increased $70 million in fiscal 2021 compared with fiscal 2020 primarily due to growth in our QuickBooks Desktop Enterprise subscription offering due to an increase in customers and higher revenue for our desktop payments offering due to higher charge volume. Also, during fiscal 2021 there was an increase in revenue from license updates as a result of price increases that occurred during fiscal 2020. These increases were partially offset by a decline in desktop unit revenue.
Small Business & Self-Employed segment operating income increased $499 million or 24% in fiscal 2021 compared with fiscal 2020 primarily due to the increase in revenue described above, partially offset by higher expenses. We incurred higher expenses for marketing, outside services, and sales related expenses, which were partially offset by a decrease in depreciation.
In August 2020, we reorganized certain technology and customer success functions that support and benefit our overall platform. Additionally, certain legal, facility and employee service costs are now managed at the corporate level. As a result, these costs are no longer included in segment operating income and are now included in other corporate expenses. For the twelve months ended July 31, 2020 and 2019, we reclassified $180 million and $172 million from Small Business & Self-Employed to other corporate expenses.

Intuit Fiscal 2021 Form 10-K	42

Tables of Contents

Consumer

Consumer segment product revenue is derived primarily from TurboTax desktop tax return preparation software and related form updates.
Consumer segment service and other revenue is derived primarily from TurboTax Online and TurboTax Live offerings, electronic tax filing services and connected services, and also from our Mint offering.

(Dollars in millions)	Fiscal 2021	Fiscal 2020	Fiscal 2019	2021-2020 % Change	2020-2019 % Change
Product revenue	$201	$203	$201
Service and other revenue	3,362	2,933	2,574
Total segment revenue	$3,563	$3,136	$2,775	14%	13%
% of total revenue	37%	41%	41%

Segment operating income	$2,237	$2,063	$1,820	8%	13%
% of related revenue	63%	66%	66%
Revenue for our Consumer segment increased $427 million or 14% in fiscal 2021 compared with fiscal 2020 primarily due to a shift in mix to our higher priced product offerings including TurboTax Live and a 6% growth in TurboTax federal units.
Consumer segment operating income increased $174 million or 8% in fiscal 2021 compared with fiscal 2020 due to the higher revenue described above, which was partially offset by higher expenses for staffing, marketing, and outside services.
In August 2020, we reorganized certain technology and customer success functions that support and benefit our overall platform. Additionally, certain legal, facility and employee service costs are now managed at the corporate level. As a result, these costs are no longer included in segment operating income and are now included in other corporate expenses. For the twelve months ended July 31, 2020 and 2019, we reclassified $121 million and $78 million from Consumer to other corporate expenses.

Intuit Fiscal 2021 Form 10-K	43

Tables of Contents

Credit Karma

Credit Karma revenue is derived from cost-per-action transactions, which include the delivery of qualified links that result in completed actions such as credit card issuances and personal loan funding; and cost-per-click and cost-per-lead transactions, which include user clicks on advertisements or advertisements that allow for the generation of leads, and primarily relate to mortgage and insurance businesses.

(Dollars in millions)	Fiscal 2021	Fiscal 2020	Fiscal 2019	2021-2020 % Change	2020-2019 % Change
Product revenue	$—	$—	$—
Service and other revenue	865	—	—
Total segment revenue	$865	$—	$—	N/A	N/A
% of total revenue	9%	—%	—%

Segment operating income	$182	$—	$—	N/A	N/A
% of related revenue	21%	N/A	N/A
On December 3, 2020 we acquired Credit Karma. Our results of operations include the operations of Credit Karma beginning on the date of acquisition.
Credit Karma contributed $865 million in revenue in fiscal 2021. Revenue is primarily generated from cost-per-action transactions which are related to credit card issuances and personal loan funding.
Segment operating income was $182 million in fiscal 2021. Expenses were primarily related to staffing and marketing.

Intuit Fiscal 2021 Form 10-K	44

Tables of Contents

ProConnect

ProConnect segment product revenue is derived primarily from Lacerte, ProSeries, and ProFile desktop tax preparation software products and related form updates.
ProConnect segment service and other revenue is derived primarily from ProConnect Tax Online tax products, electronic tax filing service, connected services, and bank products.

(Dollars in millions)	Fiscal 2021	Fiscal 2020	Fiscal 2019	2021-2020 % Change	2020-2019 % Change
Product revenue	$412	$400	$386
Service and other revenue	105	93	90
Total segment revenue	$517	$493	$476	5%	4%
% of total revenue	5%	6%	7%

Segment operating income	$372	$346	$330	8%	5%
% of related revenue	72%	70%	69%
In August 2020, we renamed our Strategic Partner segment as the ProConnect segment. This segment continues to serve professional accountants.
Revenue for our ProConnect segment increased $24 million or 5% in fiscal 2021 compared with fiscal 2020 primarily due to a higher average revenue per customer and customer growth.
ProConnect segment operating income increased $26 million or 8% in fiscal 2021 compared with fiscal 2020 primarily due to the higher revenue described above and slightly lower spending.
In August 2020, we reorganized certain technology and customer success functions that support and benefit our overall platform. Additionally, certain legal, facility and employee service costs are now managed at the corporate level. As a result, these costs are no longer included in segment operating income and are now included in other corporate expenses. For the twelve months ended July 31, 2020 and 2019, we reclassified $13 million and $12 million from ProConnect to other corporate expense

Intuit Fiscal 2021 Form 10-K	45

Tables of Contents

Cost of Revenue

(Dollars in millions)	Fiscal 2021	% of Related Revenue	Fiscal 2020	% of Related Revenue	Fiscal 2019	% of Related Revenue
Cost of product revenue	$69	4%	$72	4%	$77	5%
Cost of service and other revenue	1,564	20%	1,284	21%	1,070	21%
Amortization of acquired technology	50	n/a	22	n/a	20	n/a
Total cost of revenue	$1,683	17%	$1,378	18%	$1,167	17%
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
Cost of product revenue as a percentage of product revenue was relatively consistent in fiscal 2021 compared with fiscal 2020. We expense costs of product revenue as they are incurred for delivered software and we do not defer any of these costs when product revenue is deferred.
Cost of service and other revenue as a percentage of service and other revenue decreased slightly in fiscal 2021 compared with fiscal 2020. The acquisition of Credit Karma contributed $209 million to cost of service and other revenue for fiscal 2021. The decrease in cost of service and other revenue as a percentage of service and other revenue is primarily due to the increase in revenue described above. Additionally, during fiscal 2021 we experienced an increase in customer success costs for TurboTax Live due to customer growth, partially offset by a decrease in depreciation expense.

Operating Expenses

(Dollars in millions)	Fiscal 2021	% of Total Net Revenue	Fiscal 2020	% of Total Net Revenue	Fiscal 2019	% of Total Net Revenue
Selling and marketing	$2,644	28%	$2,048	27%	$1,927	28%
Research and development	1,678	17%	1,392	18%	1,233	18%
General and administrative	982	10%	679	9%	597	9%
Amortization of other acquired intangible assets	146	2%	6	—%	6	—%
Total operating expenses	$5,450	57%	$4,125	54%	$3,763	55%
Total operating expenses as a percentage of total net revenue increased in fiscal 2021 compared to fiscal 2020. Total net revenue increased $2.0 billion or 25% and total operating expenses increased $1.3 billion or 32%, which includes $616 million of operating expenses related to Credit Karma. Total share-based compensation expense increased $309 million; total staffing increased $396 million, including $246 million related to Credit Karma; total marketing increased $383 million, including $197 million related to Credit Karma; and total amortization of other acquired intangible assets increased $140 million, which was primarily related to Credit Karma.

Non-Operating Income and Expenses
Interest Expense
Interest expense of $29 million in fiscal 2021 consisted primarily of interest on our senior unsecured notes, secured revolving credit facility, unsecured term loan, and unsecured revolving credit facility. Interest expense of $14 million in fiscal 2020 consisted primarily of interest on our unsecured term loan, unsecured revolving credit facility, secured revolving credit facility, and senior unsecured notes. See Note 7 and Note 8 to the financial statements in Item 8 of this Annual Report for more information.

Intuit Fiscal 2021 Form 10-K	46

Tables of Contents
Interest and Other Income, Net

(In millions)	Fiscal 2021	Fiscal 2020	Fiscal 2019
Interest income (1)	$11	$39	$46
Net gain on executive deferred compensation plan assets (2)	28	5	3
Other (3)	46	(8)	(7)
Total interest and other income, net	$85	$36	$42
(1)    Interest income decreased in fiscal 2021 compared to fiscal 2020 due to lower average invested balances and lower average interest rates.
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
(3)    In fiscal 2021 we recorded a $30 million gain from the sale of a note receivable that was previously written off and gains on other long-term investments of $17 million.
Income Taxes
Our effective tax rates for fiscal 2021 and fiscal 2020 were approximately 19% and 17%, respectively. Excluding the tax benefits related to share-based compensation, our effective tax rate for fiscal 2021 was approximately 24%. This rate differed from the federal statutory rate of 21% primarily due to state income taxes and non-deductible share-based compensation, which were partially offset by the benefit we received from the federal research and experimentation credit. Excluding the tax benefits related to share-based compensation, our effective tax rate for fiscal 2020 was approximately 21%. This rate did not differ significantly from the federal statutory rate of 21% as state income taxes and non-deductible share-based compensation were substantially offset by the benefit we received from the federal research and experimentation credit. See Note 10 to the financial statements in Item 8 of this Annual Report for more information about our effective tax rates.
At July 31, 2021, we had net deferred tax liabilities of $517 million which included a valuation allowance for state research and experimentation tax credit carryforwards, foreign loss carryforwards, foreign intangible deferred tax assets and state operating and capital loss carryforwards. See “Critical Accounting Policies and Estimates” earlier in this Item 7 and Note 10 to the financial statements in Item 8 of this Annual Report for more information.
In the current global tax policy environment, the U.S. and other domestic and foreign governments continue to consider, and in some cases enact, changes in corporate tax laws. As changes occur, we account for finalized legislation in the period of enactment.

Intuit Fiscal 2021 Form 10-K	47

Tables of Contents

LIQUIDITY AND CAPITAL RESOURCES

Overview
At July 31, 2021, our cash, cash equivalents and investments totaled $3.9 billion, a decrease of $3.2 billion from July 31, 2020 due to the factors described in “Statements of Cash Flows” below. Our primary sources of liquidity have been cash from operations, which includes the collection of accounts receivable for products and services, the issuance of senior unsecured notes, and borrowings under our credit facilities. Our primary uses of cash have been for research and development programs, selling and marketing activities, repurchases of our common stock under our stock repurchase programs, the payment of cash dividends, debt service costs and debt repayment, acquisitions of businesses, and capital projects. As discussed in “Executive Overview – Industry Trends and Seasonality” earlier in this Item 7, our business is subject to significant seasonality. The balance of our cash, cash equivalents and investments generally fluctuates with that seasonal pattern. We believe the seasonality of our business is likely to continue in the future.
The following table summarizes selected measures of our liquidity and capital resources at the dates indicated:

(Dollars in millions)	July 31, 2021	July 31, 2020	$ Change	% Change
Cash, cash equivalents and investments	$3,870	$7,050	$(3,180)	(45)%
Long-term investments	43	19	24	126%
Short-term debt	—	1,338	(1,338)	(100)%
Long-term debt	2,034	2,031	3	—%
Working capital	2,502	4,451	(1,949)	(44)%
Ratio of current assets to current liabilities	1.9 : 1	2.3 : 1
We have historically generated significant cash from operations and we expect to continue to do so during fiscal 2022. Our cash, cash equivalents, and investments totaled $3.9 billion at July 31, 2021, none of those funds were restricted, and approximately 92% of those funds were located in the U.S.
On December 3, 2020 we acquired Credit Karma. The fair value of the purchase consideration totaled $7.2 billion and included $3.4 billion in cash, 10.6 million shares of Intuit common stock with a fair value of $3.8 billion and assumed equity awards for services rendered through the acquisition date of $47 million. See "Business Combinations" below for more information.
In the fourth quarter of fiscal 2020, we borrowed the full $1 billion under our unsecured revolving credit facility which we repaid In August 2020. The unsecured revolving credit facility is available to us for general corporate purposes. In the fourth quarter of fiscal 2020, we also issued $2 billion in senior unsecured notes for general corporate purposes, which was used to fund a portion of the acquisition of Credit Karma. See “Commitments for Senior Unsecured Notes” later in this Item 7 for more information.
Based on past performance and current expectations, we believe that our cash and cash equivalents, investments, and cash generated from operations will be sufficient to meet anticipated seasonal working capital needs, capital expenditure requirements, contractual obligations, commitments, debt service requirements, and other liquidity requirements associated with our operations for at least the next 12 months. We believe that our financial resources will allow us to manage any impact of COVID-19 on our business operations for the foreseeable future, which could include potential reductions in revenue and delays in payments from customers and partners.
We expect to return excess cash generated by operations to our stockholders through payment of cash dividends, after taking into account our operating and strategic cash needs.
Our secured revolving credit facility is available to fund a portion of our loans to qualified small businesses. At July 31, 2021, $48 million was outstanding under the secured revolving credit facility. See “Credit Facilities” later in this Item 7 for more information.
We evaluate, on an ongoing basis, the merits of acquiring technology or businesses, or establishing strategic relationships with and investing in other companies. Our strong liquidity profile enables us to quickly respond to these kinds of opportunities.

Intuit Fiscal 2021 Form 10-K	48

Tables of Contents

Statements of Cash Flows
The following table summarizes selected items from our consolidated statements of cash flows for fiscal 2021, fiscal 2020, and fiscal 2019. See the financial statements in Item 8 of this Annual Report for complete consolidated statements of cash flows for those periods.

	Fiscal	Fiscal	Fiscal
(Dollars in millions)	2021	2020	2019
Net cash provided by (used in):
Operating activities	$3,250	$2,414	$2,324
Investing activities	(3,965)	(97)	(635)
Financing activities	(3,176)	2,034	(965)
Effect of exchange rates on cash, cash equivalents, restricted cash, and restricted cash equivalents	13	(6)	(3)
Net increase (decrease) in cash, cash equivalents, restricted cash, and restricted cash equivalents	$(3,878)	$4,345	$721
During fiscal 2021 we generated $3.3 billion in cash from operations and $196 million from the issuance of common stock under employee stock plans. During the same period we used $3.1 billion for the acquisitions of businesses, $1.3 billion for the repayment of debt, $1.0 billion for the repurchase of shares of our common stock under our stock repurchase programs, $710 million for the net purchases of investments, $646 million for the payment of cash dividends, $383 million for payments for employee taxes withheld upon vesting of restricted stock units, $125 million for capital expenditures, and $96 million for net originations of term loans.
During fiscal 2020 we generated $2.4 billion in cash from operations. We also received $2 billion from the issuance of senior unsecured notes, $1 billion from borrowings under our unsecured revolving credit facility, $44 million for net principal repayments of term loans, and $25 million from the net sales and maturities of investments. During the same period we used $561 million for the payment of cash dividends, $323 million for the repurchase of shares of our common stock under our stock repurchase programs, $137 million for capital expenditures, $50 million for the repayment of debt, and $33 million from the issuance of common stock under employee stock plans, net of payments for employee taxes withheld upon vesting of restricted stock units.

Stock Repurchase Programs and Dividends on Common Stock
As described in Note 11 to the financial statements in Item 8 of this Annual Report, during fiscal 2021 and fiscal 2020 we continued to repurchase shares of our common stock under a series of repurchase programs that our Board of Directors has authorized. At July 31, 2021, we had authorization from our Board of Directors to expend up to an additional $1.3 billion for stock repurchases. On August 20, 2021 our Board approved a new stock repurchase program under which we are authorized to repurchase up to an additional $2 billion of our common stock. We currently expect to continue repurchasing our common stock on a quarterly basis; however, future stock repurchases under the current program are at the discretion of management, and authorization of future stock repurchase programs is subject to the final determination of our Board of Directors.
We have continued to pay quarterly cash dividends on shares of our outstanding common stock. During fiscal 2021 we declared cash dividends that totaled $2.36 per share of outstanding common stock or approximately $651 million. In August 2021 our Board of Directors declared a quarterly cash dividend of $0.68 per share of outstanding common stock payable on October 18, 2021 to stockholders of records at the close of business on October 11, 2021. We currently expect to continue paying comparable cash dividends on a quarterly basis; however, future declarations of dividends and the establishment of future record dates and payment dates are subject to the final determination of our Board of Directors.

Business Combinations
On December 3, 2020 we acquired Credit Karma for total consideration of $8.1 billion which included assumed equity awards and restricted shares subject to a revest provision.
The fair value of the purchase consideration totaled $7.2 billion and included $3.4 billion in cash, 10.6 million shares of Intuit common stock with a fair value of $3.8 billion and assumed equity awards for services rendered through the acquisition date of $47 million.
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

Intuit Fiscal 2021 Form 10-K	49

Tables of Contents
Credit Karma operates as a separate reportable segment. We have included the financial results of Credit Karma in the consolidated financial statements from the date of acquisition. See Note 6 to the financial statements in Item 8 of this Annual Report for more information.

Commitments for Senior Unsecured Notes
In June 2020, we issued $2 billion of senior unsecured notes comprised of the following:
•$500 million of 0.650% notes due July 2023;
•$500 million of 0.950% notes due July 2025;
•$500 million of 1.350% notes due July 2027; and
•$500 million of 1.650% notes due July 2030 (together, the Notes).
Interest is payable semiannually on January 15 and July 15 of each year. At July 31, 2021, our maximum commitment for interest payments under the Notes was $140 million through the maturity dates.
The Notes are senior unsecured obligations of Intuit and rank equally with all existing and future unsecured and unsubordinated indebtedness of Intuit and are redeemable by us at any time, subject to a make-whole premium. Upon the occurrence of change of control transactions that are accompanied by certain downgrades in the credit ratings of the Notes, we will be required to repurchase the Notes at a repurchase price equal to 101% of the aggregate outstanding principal plus any accrued and unpaid interest to but not including the date of repurchase. The indenture governing the Notes requires us to comply with certain covenants. For example, the Notes limit our ability to create certain liens and enter into sale and leaseback transactions. As of July 31, 2021 we were compliant with all covenants governing the Notes. See Note 8 to the financial statements in Item 8 of this Annual Report for more information.

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
Under the amended and restated credit agreement we may, subject to certain customary conditions including lender approval, on one or more occasions increase commitments under the unsecured revolving credit facility in an amount not to exceed $250 million in the aggregate and may extend the maturity date up to two times. Advances under the unsecured revolving credit facility accrue interest at rates that are equal to, at our election, either Bank of America's alternate base rate plus a margin that ranges from 0.0% to 0.1% or the London Interbank Offered Rate (LIBOR) plus a margin that ranges from 0.69% to 1.1%. Actual margins under either election will be based on our senior debt credit ratings. In May 2020, we borrowed the full $1 billion under the unsecured revolving credit facility and during the first quarter of fiscal 2021 we repaid the outstanding balance. At July 31, 2021, no amounts were outstanding under the unsecured revolving credit facility. We currently believe that the credit facility will be available to us should we choose to borrow under it. We monitor counterparty risk associated with the institutional lenders that are providing the credit facility.
On February 1, 2021, we paid the $325 million remaining balance of the term loan upon maturity and at July 31, 2021, no amount was outstanding.The term loan accrued interest at rates that are equal to, at our election, either Bank of America's alternate base rate plus a margin that ranges from 0.0% to 0.125% or LIBOR plus a margin that ranges from 0.625% to 1.125%. Under this agreement we may, subject to certain customary conditions including lender approval, on one or more occasions increase commitments under the term loan in an amount not to exceed $400 million in the aggregate. This option continues to be available to us through the maturity of the amended and restated credit agreement.
The amended and restated credit agreement includes customary affirmative and negative covenants, including financial covenants that require us to maintain a ratio of total gross debt to annual earnings before interest, taxes, depreciation and amortization (EBITDA) of not greater than 3.25 to 1.00 as of any date and a ratio of annual EBITDA to annual interest expense of not less than 3.00 to 1.00 as of the last day of each fiscal quarter. As of July 31, 2021 we were compliant with all required covenants.
Secured Revolving Credit Facility
On February 19, 2019 a subsidiary of Intuit entered into a $300 million secured revolving credit facility with a lender to fund a portion of our loans to qualified small businesses. The revolving credit facility is secured by cash and receivables of the subsidiary and is non-recourse to Intuit Inc. We have entered into several amendments to the secured revolving credit facility, most recently on July 16, 2021, primarily to extend the commitment term and maturity date. Under the amended agreement, $150 million of the facility is committed and $150 million is uncommitted. Advances accrue interest at LIBOR plus 1.5%. Unused portions of the committed credit facility accrue interest at a rate ranging from 0.25% to 0.75%, depending on the total unused committed balance. The commitment term is through July 17, 2023 and the final maturity date is January 17, 2024. The amended agreement allows for the transition of the benchmark interest rate used to calculate finance charges from

Intuit Fiscal 2021 Form 10-K	50

Tables of Contents
LIBOR to the Secured Overnight Finance Rate (SOFR) plus related benchmark adjustments that represent the prevailing market convention for dollar-denominated syndicated credit facilities. The agreement includes certain affirmative and negative covenants, including financial covenants that require the subsidiary to maintain specified financial ratios. As of July 31, 2021 we were compliant with all required covenants. At July 31, 2021, $48 million was outstanding under this facility and the weighted-average interest rate was 3.21%, which includes the interest on the unused committed portion. The outstanding balance is secured by cash and receivables of the subsidiary totaling $199 million.

Cash Held by Foreign Subsidiaries
Our cash, cash equivalents and investments totaled $3.9 billion at July 31, 2021. Approximately 8% of those funds were held by our foreign subsidiaries and subject to repatriation tax considerations. These foreign funds were located primarily in Canada, the United Kingdom, and India. As a result of the 2017 Tax Act we do not expect to pay incremental U.S. taxes on repatriation. We have recorded income tax expense for Canada and India withholding taxes on earnings that are not permanently reinvested. In the event that funds from foreign operations are repatriated to the United States, we would pay withholding taxes at that time.

CONTRACTUAL OBLIGATIONS
The following table summarizes our known contractual obligations to make future payments at July 31, 2021:

	Payments Due by Period
	Less than	1-3	3-5	More than
(In millions)	1 year	years	years	5 years	Total
Amounts due under executive deferred compensation plan	$153	$—	$—	$—	$153
Senior unsecured notes	—	500	500	1,000	2,000
Secured revolving credit facility	—	48	—	—	48
Interest and fees due on debt	25	48	35	40	148
Operating leases (1)	76	159	107	139	481
Purchase obligations (2)	205	215	111	—	531
Total contractual obligations (3)	$459	$970	$753	$1,179	$3,361

(1)Includes operating leases for facilities and equipment. Amounts do not include $41 million of future sublease income or $43 million in minimum lease payments for leases signed but not yet commenced. We had no significant finance leases at July 31, 2021. See Note 9 to the financial statements in Item 8 of this Annual Report for more information.
(2)Represents agreements to purchase products and services that are enforceable, legally binding and specify terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the payments.
(3)Other long-term obligations on our consolidated balance sheet at July 31, 2021 included long-term income tax liabilities of $24 million which related primarily to unrecognized tax benefits. We have not included this amount in the table above because we cannot make a reasonably reliable estimate regarding the timing of settlements with taxing authorities, if any.

RECENT ACCOUNTING PRONOUNCEMENTS
For a description of recent accounting pronouncements and the potential impact of these pronouncements on our consolidated financial statements, see Note 1 to the financial statements in Item 8 of this Annual Report.

Intuit Fiscal 2021 Form 10-K	51

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
Our cash equivalents and investments are subject to market risk due to changes in interest rates. Interest rate movements affect the interest income we earn on cash equivalents and investments and the value of those investments. At July 31, 2021, our cash equivalents and investments totaled $3.2 billion and had a weighted average pre-tax yield of 0.356%. Total interest income for fiscal 2021 was $11 million. If the Federal Reserve Target Rate had increased by 25 basis points from the level of July 31, 2021, the value of our investments at that date would have decreased by approximately $5 million. If the Federal Reserve Target Rate had increased by 100 basis points from the level of July 31, 2021, the value of our investments at that date would have decreased by approximately $18 million.
We are also exposed to the impact of changes in interest rates as they affect our $1 billion unsecured revolving credit facility and $300 million secured revolving credit facility. Advances under the unsecured revolving credit facility accrue interest at rates that are equal to Bank of America’s alternate base rate plus a margin that ranges from 0.0% to 0.1% or the London Interbank Offered Rate (LIBOR) plus a margin that ranges from 0.69% to 1.1%. Actual margins under are based on our senior debt credit ratings. Advances under the secured revolving credit facility accrue interest at a rate of LIBOR plus 1.5%. Consequently, our interest expense fluctuates with changes in the general level of these interest rates. At July 31, 2021 no amounts were outstanding under the unsecured revolving credit facility and $48 million was outstanding under the secured revolving credit facility. See Note 7 and Note 8 to the financial statements in Item 8 of this Annual Report for more information.
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
Since we translate foreign currencies (primarily Canadian dollars, Indian rupees, and British pounds) into U.S. dollars for financial reporting purposes, currency fluctuations can have an impact on our financial results. The historical impact of currency fluctuations on our financial results has generally been immaterial. We believe that our exposure to currency exchange fluctuation risk is not significant because our global subsidiaries invoice customers and satisfy their financial obligations almost exclusively in their local currencies. We believe the impact of currency fluctuations will continue to not be significant in the foreseeable future due to the reasons cited above. As of July 31, 2021, we did not engage in foreign currency hedging activities.

Intuit Fiscal 2021 Form 10-K	52

Tables of Contents

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
1.INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

The following financial statements are filed as part of this Report:

2.INDEX TO FINANCIAL STATEMENT SCHEDULES

The following financial statement schedule is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements:

Schedule		Page
II	Valuation and Qualifying Accounts	96

All other schedules not listed above have been omitted because they are inapplicable or are not required.

Intuit Fiscal 2021 Form 10-K	53

Tables of Contents
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Intuit Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Intuit Inc. (the Company) as of July 31, 2021 and 2020, and the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended July 31, 2021, and the related notes and the financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at July 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of July 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated September 8, 2021 expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Determination of Distinct Performance Obligations in Revenue Contracts

Description of the Matter
As described in Note 1 to the consolidated financial statements, the Company enters into contracts with customers that often include promises to transfer multiple products and services. The Company has generally concluded that software licenses and services are separate performance obligations and revenues from software licenses and services are recognized as those products and services are provided.

Given the nature of the Company’s product and service offerings, there is complexity in determining whether software licenses and services are considered performance obligations that should be accounted for separately or together. Auditing the Company’s determination of distinct performance obligations related to its various product and service offerings involved complex auditor judgment. In particular, significant judgment was required when assessing whether the promised products and services are separate performance obligations or inputs to a combined performance obligation due to the evaluation of the interdependency or interrelation of the promised products and services within each contract.

Intuit Fiscal 2021 Form 10-K	54

Tables of Contents

How we Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of internal controls over the Company’s processes, as they relate to the determination of distinct performance obligations. We also obtained an understanding of the Company’s product and service offerings and tested the application of the revenue recognition accounting model to determine distinct performance obligations.

Among other audit procedures, we evaluated whether the performance obligations identified by the Company were capable of being distinct and distinct in the context of the contract through review of contracts, discussions with management, observing product demonstrations and review of the Company’s website and other marketing materials. More specifically, we evaluated the Company’s determination of whether the contract was to deliver (1) multiple promised products or services that constitute separate performance obligations or (2) a single performance obligation that is comprised of the combined products or services. That is, considering the utility, integration, interrelation or interdependence of the products and services, we evaluated whether the multiple promised products and services that were delivered to the customer were outputs or inputs to a combined item.

Accounting for Acquisition of Credit Karma

Description of the Matter
As described in Note 6 to the consolidated financial statements, during the year ended July 31, 2021, the Company completed its acquisition of Credit Karma for a total purchase price of $7.2 billion. The transaction was accounted for as a business combination.

Auditing the Company's accounting for its acquisition of Credit Karma was complex due to the significant estimation uncertainty in determining the fair value of identified intangible assets, which primarily consisted of user relationships of $2,781 million, trade names/trademarks of $375 million, and purchased technology of $216 million. The significant estimation uncertainty was primarily due to the sensitivity of the respective fair values to underlying assumptions about the future performance of the acquired business. The significant assumptions used to estimate the fair values of the intangible assets included certain assumptions that form the basis of the forecasted results including revenue growth rates and operating margins. Each of these assumptions was subjective and involved significant judgment as they are forward looking and could be affected by future economic and market conditions.

How we Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of internal controls over the Company’s process for accounting for the acquisition. For example, we tested the controls over the recognition and determination of the fair values of the acquired intangible assets, including the development and review of the valuation models and underlying assumptions used to develop such estimates.

To test the estimated fair value of the user relationships, trade name/trademark and purchased technology intangible assets, we performed substantive audit procedures that included, among others, evaluating the Company’s selection of valuation methodologies with the assistance of our valuation specialists, and evaluating the significant assumptions used by the Company to develop the forecasted results of Credit Karma including projected revenue growth rates and projected operating margins. For example, we compared the significant assumptions to current industry, market and economic trends, and to the historical results of the acquired business. We tested the completeness and accuracy of the underlying data used in the valuation.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1990.

San Jose, California
September 8, 2021

Intuit Fiscal 2021 Form 10-K	55

Tables of Contents
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Intuit Inc.

Opinion on Internal Control Over Financial Reporting
We have audited Intuit Inc.’s internal control over financial reporting as of July 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, Intuit Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of July 31, 2021, based on the COSO criteria.

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Credit Karma, which is included in the July 31, 2021 consolidated financial statements of the Company and constituted nine percent of both total and net assets, respectively, as of July 31, 2021 and nine percent of both revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Credit Karma.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2021 consolidated financial statements of the Company and our report dated September 8, 2021 expressed an unqualified opinion thereon.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Ernst & Young LLP

San Jose, California
September 8, 2021

Intuit Fiscal 2021 Form 10-K	56

Tables of Contents

INTUIT INC. CONSOLIDATED STATEMENTS OF OPERATIONS

	Twelve Months Ended July 31,
(In millions, except per share amounts)	2021	2020	2019
Net revenue:
Product	$1,698	$1,635	$1,623
Service and other	7,935	6,044	5,161
Total net revenue	9,633	7,679	6,784
Costs and expenses:
Cost of revenue:
Cost of product revenue	69	72	77
Cost of service and other revenue	1,564	1,284	1,070
Amortization of acquired technology	50	22	20
Selling and marketing	2,644	2,048	1,927
Research and development	1,678	1,392	1,233
General and administrative	982	679	597
Amortization of other acquired intangible assets	146	6	6
Total costs and expenses	7,133	5,503	4,930
Operating income	2,500	2,176	1,854
Interest expense	(29)	(14)	(15)
Interest and other income, net	85	36	42
Income before income taxes	2,556	2,198	1,881
Income tax provision	494	372	324
Net income	$2,062	$1,826	$1,557

Basic net income per share	$7.65	$6.99	$5.99
Shares used in basic per share calculations	270	261	260

Diluted net income per share	$7.56	$6.92	$5.89
Shares used in diluted per share calculations	273	264	264

Cash dividends declared per common share	$2.36	$2.12	$1.88

See accompanying notes.

Intuit Fiscal 2021 Form 10-K	57

Tables of Contents

INTUIT INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Twelve Months Ended July 31,
(In millions)	2021	2020	2019
Net income	$2,062	$1,826	$1,557
Other comprehensive income (loss), net of income taxes:
Unrealized gain (loss) on available-for-sale debt securities	(3)	5	3
Foreign currency translation gain (loss)	11	(1)	(3)
Total other comprehensive income, net	8	4	—
Comprehensive income	$2,070	$1,830	$1,557

See accompanying notes.

Intuit Fiscal 2021 Form 10-K	58

Tables of Contents

INTUIT INC. CONSOLIDATED BALANCE SHEETS

	July 31,
(Dollars in millions, except par value; shares in thousands)	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$2,562	$6,442
Investments	1,308	608
Accounts receivable, net of allowance for doubtful accounts of $96 and $12	391	149
Income taxes receivable	123	12
Prepaid expenses and other current assets	316	314
Current assets before funds held for customers	4,700	7,525
Funds held for customers	457	455
Total current assets	5,157	7,980
Long-term investments	43	19
Property and equipment, net	780	734
Operating lease right-of-use assets	380	226
Goodwill	5,613	1,654
Acquired intangible assets, net	3,252	28
Long-term deferred income taxes	8	65
Other assets	283	225
Total assets	$15,516	$10,931
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$—	$1,338
Accounts payable	623	305
Accrued compensation and related liabilities	530	482
Deferred revenue	684	652
Other current liabilities	361	297
Current liabilities before customer fund deposits	2,198	3,074
Customer fund deposits	457	455
Total current liabilities	2,655	3,529
Long-term debt	2,034	2,031
Long-term deferred income tax liabilities	525	2
Operating lease liabilities	380	221
Other long-term obligations	53	42
Total liabilities	5,647	5,825
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value Authorized - 1,345 shares total; 145 shares designated Series A; 250 shares designated Series B Junior Participating Issued and outstanding - None	—	—
Common stock, $0.01 par value Authorized - 750,000 shares Outstanding - 273,235 shares at July 31, 2021 and 261,740 shares at July 31, 2020	3	3
Additional paid-in capital	10,545	6,179
Treasury stock, at cost	(12,951)	(11,929)
Accumulated other comprehensive loss	(24)	(32)
Retained earnings	12,296	10,885
Total stockholders’ equity	9,869	5,106
Total liabilities and stockholders’ equity	$15,516	$10,931

See accompanying notes.

Intuit Fiscal 2021 Form 10-K	59

Tables of Contents

INTUIT INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
(Dollars in millions, shares in thousands)	Shares	Amount
Balance at July 31, 2018	258,616	$3	$5,335	$(11,050)	$(36)	$8,564	$2,816
Comprehensive income	—	—	—	—	—	1,557	1,557
Issuance of stock under employee stock plans, net of shares withheld for employee taxes	4,019	—	32	—	—	—	32
Stock repurchases under stock repurchase programs	(2,455)	—	—	(561)	—	—	(561)
Dividends and dividend rights declared ($1.88 per share)	—	—	—	—	—	(500)	(500)
Share-based compensation expense	—	—	405	—	—	—	405
Balance at July 31, 2019	260,180	3	5,772	(11,611)	(36)	9,621	3,749
Comprehensive income	—	—	—	—	4	1,826	1,830
Issuance of stock under employee stock plans, net of shares withheld for employee taxes	2,736	—	(31)	—	—	—	(31)
Stock repurchases under stock repurchase programs	(1,176)	—	—	(318)	—	—	(318)
Dividends and dividend rights declared ($2.12 per share)	—	—	—	—	—	(562)	(562)
Share-based compensation expense	—	—	438	—	—	—	438
Balance at July 31, 2020	261,740	3	6,179	(11,929)	(32)	10,885	5,106
Comprehensive income	—	—	—	—	8	2,062	2,070
Issuance of stock under employee stock plans, net of shares withheld for employee taxes	2,593	—	(187)	—	—	—	(187)
Stock repurchases under stock repurchase programs	(2,422)	—	—	(1,022)	—	—	(1,022)
Dividends and dividend rights declared ($2.36 per share)	—	—	—	—	—	(651)	(651)
Share-based compensation expense	—	—	755	—	—	—	755
Issuance of stock in business combination	11,324	—	3,798	—	—	—	3,798
Balance at July 31, 2021	273,235	$3	$10,545	$(12,951)	$(24)	$12,296	$9,869

See accompanying notes.

Intuit Fiscal 2021 Form 10-K	60

Tables of Contents

INTUIT INC. CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twelve Months Ended July 31,
(In millions)	2021	2020	2019
Cash flows from operating activities:
Net income	$2,062	$1,826	$1,557
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	166	189	199
Amortization of acquired intangible assets	197	29	26
Non-cash operating lease cost	62	60	—
Share-based compensation expense	753	435	401
Deferred income taxes	(42)	(179)	(7)
Other	(39)	6	15
Total adjustments	1,097	540	634
Originations of loans held for sale	(41)	(566)	—
Sale and principal payments of loans held for sale	143	482	—
Changes in operating assets and liabilities:
Accounts receivable	(104)	(59)	11
Income taxes receivable	(51)	53	5
Prepaid expenses and other assets	30	(31)	(37)
Accounts payable	206	33	90
Accrued compensation and related liabilities	(70)	100	16
Deferred revenue	22	38	39
Operating lease liabilities	(66)	(61)	—
Other liabilities	22	59	9
Total changes in operating assets and liabilities	(11)	132	133
Net cash provided by operating activities	3,250	2,414	2,324
Cash flows from investing activities:
Purchases of corporate and customer fund investments	(1,489)	(701)	(752)
Sales of corporate and customer fund investments	229	130	84
Maturities of corporate and customer fund investments	550	596	303
Purchases of property and equipment	(53)	(59)	(76)
Capitalization of internal use software	(72)	(78)	(79)
Acquisitions of businesses, net of cash acquired	(3,064)	—	(64)
Originations of term loans to small businesses	(232)	(243)	(316)
Principal repayments of term loans from small businesses	136	287	267
Other	30	(29)	(2)
Net cash used in investing activities	(3,965)	(97)	(635)
Cash flows from financing activities:
Proceeds from issuance of long-term debt, net of discount and issuance costs	—	1,983	—
Proceeds from borrowings under unsecured revolving credit facility	—	1,000	—
Repayments on borrowings under unsecured revolving credit facility	(1,000)	—	—
Proceeds from borrowings under secured revolving credit facility	—	—	48
Repayment of debt	(338)	(50)	(50)
Proceeds from issuance of stock under employee stock plans	196	211	284
Payments for employee taxes withheld upon vesting of restricted stock units	(383)	(244)	(251)
Cash paid for purchases of treasury stock	(1,005)	(323)	(556)
Dividends and dividend rights paid	(646)	(561)	(501)

Intuit Fiscal 2021 Form 10-K	61

Tables of Contents

INTUIT INC. CONSOLIDATED STATEMENTS OF CASH FLOWS

Net change in customer fund deposits	2	19	69
Other	(2)	(1)	(8)
Net cash provided by (used in) financing activities	(3,176)	2,034	(965)
Effect of exchange rates on cash, cash equivalents, restricted cash, and restricted cash equivalents	13	(6)	(3)
Net increase (decrease) in cash, cash equivalents, restricted cash, and restricted cash equivalents	(3,878)	4,345	721
Cash, cash equivalents, restricted cash, and restricted cash equivalents at beginning of period	6,697	2,352	1,631
Cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period	$2,819	$6,697	$2,352

Reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents reported within the consolidated balance sheets to the total amounts reported on the consolidated statements of cash flows
Cash and cash equivalents	$2,562	$6,442	$2,116
Restricted cash and restricted cash equivalents included in funds held for customers	257	255	236
Total cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period	$2,819	$6,697	$2,352

Supplemental disclosure of cash flow information:
Interest paid	$30	$14	$17
Income taxes paid	$578	$493	$325

Supplemental schedule of non-cash investing activities:
Issuance of common stock in a business combination	$3,798	$—	$—

See accompanying notes.

Intuit Fiscal 2021 Form 10-K	62

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
Our flagship brands, QuickBooks, TurboTax and Mint, help customers run their small businesses, pay employees and send invoices, separate business and personal expenses, track their money, and file income taxes. ProSeries and Lacerte are our leading tax preparation offerings for professional accountants. On December 3, 2020 we acquired Credit Karma, Inc. (Credit Karma), a consumer technology platform that enables us to provide personalized financial offers to members including credit cards, loans, insurance, and savings and checking accounts through an FDIC member bank partner. Incorporated in 1984 and headquartered in Mountain View, California, we sell our products and services primarily in the United States.

Basis of Presentation
These consolidated financial statements include the financial statements of Intuit and its wholly owned subsidiaries. We have eliminated all significant intercompany balances and transactions in consolidation. We have reclassified certain amounts previously reported in our financial statements to conform to the current presentation, including amounts related to reportable segments. In August 2020, we reorganized certain technology and customer success functions that support and benefit our overall platform. Additionally, certain legal, facility and employee service costs are now managed at the corporate level. As a result, these costs are no longer included in segment operating income and are now included in other corporate expenses. For the twelve months ended July 31, 2020 and 2019, we reclassified $180 million and $172 million from Small Business & Self-Employed, $121 million and $78 million from Consumer, and $13 million and $12 million from ProConnect to other corporate expenses. In August 2020, we also renamed our Strategic Partner segment as the ProConnect segment. This segment continues to serve professional accountants. See Note 14, "Segment Information," for more information.
On December 3, 2020 we acquired Credit Karma, a consumer technology platform. We have included the results of operations for Credit Karma in our consolidated statements of operations from the date of acquisition. Credit Karma operates as a separate reportable segment. See Note 14, "Segment Information," for more information.

Seasonality
Our Consumer and ProConnect offerings have a significant and distinct seasonal pattern as sales and revenue from our income tax preparation products and services are typically concentrated in the period from November through April. This seasonal pattern typically results in higher net revenues during our second and third quarters ending January 31 and April 30, respectively.
Due to the COVID-19 pandemic, the timing of tax filing seasons for fiscal 2021 and fiscal 2020 varied significantly. In fiscal 2019, the IRS began accepting returns on January 28, 2019 and the tax filing deadline was April 15, 2019. In fiscal 2020, the IRS began accepting returns on January 27, 2020 and the tax filing deadline was July 15, 2020. In fiscal 2021, the IRS began accepting returns on February 12, 2021 and the tax filing deadline was May 17, 2021. These changes to the tax filing seasons impacted our quarterly financial results during fiscal 2021 and fiscal 2020.

Intuit Fiscal 2021 Form 10-K	63

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

Revenue Recognition
We derive revenue from the sale of software subscriptions, hosted services, payroll services, merchant payment processing services, packaged software products, live expert advice, financing for small businesses, delivery of qualified links, financial supplies and hardware. We enter into contracts with customers that include promises to transfer various products and services, which are generally capable of being distinct and accounted for as separate performance obligations. Revenue is recognized when the promised goods or services are transferred to customers, in an amount that reflects the consideration allocated to the respective performance obligation.
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
Our consumer and professional tax packaged desktop software products include an on-premise tax software license, related tax form updates, electronic filing service and connected services. We recognize revenue for the software license and related tax form updates, as one performance obligation, over the period the forms and updates are delivered. We recognize revenue for our electronic filings service and connected services as those services are provided.
We also sell some of our QuickBooks Desktop packaged software products and consumer tax packaged desktop software products in non-consignment and consignment arrangements to certain retailers. For non-consignment retailers, we begin recognizing revenue when control has transferred to the retailer. For consignment retailers, we begin recognizing revenue when control has transferred to the customer, at the time the end-user sale has occurred.
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

Intuit Fiscal 2021 Form 10-K	64

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
Other Solutions
Revenue from our Credit Karma segment is primarily comprised of revenue from the delivery of qualified links that result in completed actions, or cost-per-action transactions. Credit Karma also generates revenue from cost-per-click and cost-per-lead transactions. All revenue from our Credit Karma segment is included in service and other revenue on our consolidated statement of operations.
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

Intuit Fiscal 2021 Form 10-K	65

Tables of Contents
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
Deferred Revenue
We record deferred revenue when we have entered into a contract with a customer and cash payments are received or due prior to transfer of control or satisfaction of the related performance obligation. During the twelve months ended July 31, 2021, we recognized revenue of $652 million, that was included in deferred revenue at July 31, 2020. During the twelve months ended July 31, 2020, we recognized revenue of $619 million, that was included in deferred revenue at July 31, 2019.
Our performance obligations are generally satisfied within 12 months of the initial contract date. As of July 31, 2021 and 2020, the deferred revenue balance related to performance obligations that will be satisfied after 12 months was $8 million and $13 million, respectively, and is included in other long-term obligations on our consolidated balance sheets.
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

Customer Service and Technical Support
We include the costs of customer service and technical support associated with our online or hosted offerings in cost of service and other revenue line in our consolidated statements of operations. We also include the costs of providing technical support for our desktop offerings in cost of service and other revenue. We include the costs of customer service related to desktop offerings in selling and marketing expense in our consolidated statements of operations. Customer service and technical support costs include costs associated with performing order processing, answering customer inquiries by telephone and through websites, e-mail and other electronic means, and providing technical support assistance to customers. We expense the cost of providing this support as incurred.

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

Intuit Fiscal 2021 Form 10-K	66

Tables of Contents

Advertising
We expense all advertising costs as we incur them to selling and marketing expense in our consolidated statements of operations. We recorded advertising expense of approximately $1.1 billion for the twelve months ended July 31, 2021, $778 million for the twelve months ended July 31, 2020, and $800 million for the twelve months ended July 31, 2019.

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
Operating lease liabilities are recognized at the lease commencement date based on the present value of the future minimum lease payments over the lease term. Our leases generally do not have a readily determinable implicit rate, therefore we use our incremental borrowing rate at the commencement date in determining the present value of future payments. Our incremental borrowing rate is determined based on a yield curve derived from publicly traded bond offerings for companies with similar credit ratings to us. Our lease terms may include options to purchase, extend or terminate the lease when it is reasonably certain that we will exercise that option. We account for the lease and non-lease components as a single lease component.
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

Intuit Fiscal 2021 Form 10-K	67

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
The following table presents the composition of shares used in the computation of basic and diluted net income per share for the periods indicated.

	Twelve Months Ended July 31,
(In millions, except per share amounts)	2021	2020	2019
Numerator:
Net income	$2,062	$1,826	$1,557
Denominator:
Shares used in basic per share amounts:
Weighted average common shares outstanding	270	261	260
Shares used in diluted per share amounts:
Weighted average common shares outstanding	270	261	260
Dilutive common equivalent shares from stock options and restricted stock awards	3	3	4
Dilutive weighted average common shares outstanding	273	264	264

Basic and diluted net income per share:
Basic net income per share	$7.65	$6.99	$5.99
Diluted net income per share	$7.56	$6.92	$5.89

Shares excluded from diluted net income per share:
Weighted average stock options and restricted stock units that have been excluded from dilutive common equivalent shares outstanding due to their anti-dilutive effect	—	—	1

Intuit Fiscal 2021 Form 10-K	68

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

Accounts Receivable and Allowances for Doubtful Accounts
Accounts receivable are recorded at the invoiced amount and are not interest bearing. We maintain an allowance for doubtful accounts to reserve for credit losses. In determining the amount of the allowance, we consider our historical level of credit losses, current economic trends that might impact the level of future credit losses, customer-specific information, and reasonable and supportable forecasts of future economic conditions to inform adjustments to historical loss data. We make judgments about the creditworthiness of significant customers based on ongoing credit evaluations. When we determine that amounts are uncollectible we write them off against the allowance.

Notes Receivable and Allowances for Loan Losses
Notes receivable consist of term loans to small businesses and are included in prepaid expenses and other current assets and other assets on our consolidated balance sheets. As of July 31, 2021 and July 31, 2020, the notes receivable balance was $139 million and $40 million, respectively, and the allowances for loan losses were not material. The term loans are not secured and are recorded at amortized cost, net of allowances for loan losses. We maintain an allowance for loan losses to reserve for potentially uncollectible notes receivable. We evaluate the creditworthiness of our loan portfolio on a pooled basis due to its composition of small, homogeneous loans with similar general credit risk and characteristics and apply a loss rate at the time of loan origination. The loss rate and underlying model are updated periodically to reflect actual loan performance and changes in assumptions. We make judgments about the known and inherent risks in the loan portfolio, adverse situations that may affect borrowers’ ability to repay and current economic conditions. When we determine that amounts are uncollectible, we write them off against the allowance.
Paycheck Protection Program - In April 2020, Intuit was approved as a non-bank Small Business Administration (SBA) lender for the Paycheck Protection Program (PPP). The PPP was authorized under the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) to provide small businesses loans to pay payroll and group health costs, salaries and commissions, mortgage and rent payments, utilities, and interest on other debt which is designed to provide assistance to small businesses during the COVID-19 pandemic. Lending under the program expired on August 8, 2020. As of July 31, 2021, all of the loans held for sale under this program have been sold. When loans under this program do not qualify to be sold, they are held for investment. As of July 31, 2021 and July 31, 2020, PPP loans held for investment were not material and are included in prepaid expenses and other current assets and other assets on our consolidated balance sheets. The SBA re-opened the PPP in January 2021 under the Coronavirus Response and Relief Supplemental Appropriations Act of 2021. We marketed and referred small businesses to another lender under the re-opened program, but did not originate or service loans in this round of the program, which ended in May 2021.

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

Intuit Fiscal 2021 Form 10-K	69

Tables of Contents
asset may not be recoverable. We did not record any significant property impairment charges during the twelve months ended July 31, 2021, 2020, or 2019.

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
In accordance with authoritative guidance, we define fair value as the price that would be received from the sale of an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. We consider and use all valuation methods that are appropriate in estimating the fair value of our reporting units and generally use a weighted combination of income and market approaches. Under the income approach, we estimate the fair value of each reporting unit based on the present value of future cash flows. We use a number of assumptions in our discounted cash flow model, including market factors specific to the business, the amount and timing of estimated future cash flows to be generated by the business over an extended period of time, long-term growth rates for the business, and a rate of return that considers the relative risk of achieving the cash flows and the time value of money. Under the market approach, we estimate the fair value of each reporting unit based on market multiples of revenue, operating income, and earnings for comparable publicly traded companies engaged in similar businesses. If the estimated fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired.
If the carrying value of the net assets assigned to a reporting unit exceeds the estimated fair value of the unit, we would record an impairment loss equal to the difference. We recorded no goodwill impairment charges for the twelve months ended July 31, 2021, 2020 or 2019.
Acquired Intangible Assets and Other Long-Lived Assets
We generally record acquired intangible assets that have finite useful lives, such as purchased technology, in connection with business combinations. We amortize the cost of acquired intangible assets on a straight-line basis over their estimated useful lives, which range from two to fifteen years. We review intangible assets that have finite useful lives and other long-lived assets whenever an event or change in circumstances indicates that the carrying value of the asset may not be recoverable. We estimate the recoverability of these assets by comparing the carrying amount of the asset to the future undiscounted cash flows that we expect the asset to generate. We estimate the fair value of assets that have finite useful lives based on the present value of future cash flows for those assets. If the carrying value of an asset with a finite life exceeds its estimated fair

Intuit Fiscal 2021 Form 10-K	70

Tables of Contents
value, we would record an impairment loss equal to the difference. Impairment charges for acquired intangible assets were not significant for the twelve months ended July 31, 2021, 2020 or 2019.

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
We sell a portion of our products through third-party retailers and distributors. As a result, we face risks related to the collectibility of our accounts receivable. To appropriately manage this risk, we perform ongoing evaluations of customer credit and limit the amount of credit extended as we deem appropriate, but generally do not require collateral. We maintain reserves for estimated credit losses and these losses have historically been within our expectations. However, since we cannot predict future changes in the financial stability of our customers, we cannot guarantee that our reserves will continue to be adequate. No customer accounted for 10% or more of total net revenue for the twelve months ended July 31, 2021, 2020 or 2019, nor did any customer account for 10% or more of total accounts receivable at July 31, 2021 or July 31, 2020.
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

Accounting Standards Recently Adopted
Internal-Use Software - In August 2018 the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2018-15, “Intangibles—Goodwill and Other (Topic 350): Internal-Use Software.” This standard aligns the requirements for capitalizing implementation costs incurred in a cloud computing arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. We adopted this standard in the first quarter of our fiscal year beginning August 1, 2020 on a prospective basis. The adoption did not have a material impact on our consolidated financial statements.
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

Intuit Fiscal 2021 Form 10-K	71

Tables of Contents
allocated to the reporting unit. We adopted this standard in the first quarter of our fiscal year beginning August 1, 2020 on a prospective basis. The adoption did not have a material impact on our consolidated financial statements.
Financial Instruments - In June 2016 the FASB issued ASU 2016-13, “Financial Instruments—Credit Losses (Topic 326).” This standard requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. We adopted this standard in the first quarter of our fiscal year beginning August 1, 2020. The adoption did not have a material impact on our consolidated financial statements.

Accounting Standards Not Yet Adopted
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

Intuit Fiscal 2021 Form 10-K	72

Tables of Contents

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table summarizes financial assets and financial liabilities that we measured at fair value on a recurring basis at the dates indicated, classified in accordance with the fair value hierarchy described above.

	At July 31, 2021			At July 31, 2020
(In millions)	Level 1	Level 2	Total Fair Value	Level 1	Level 2	Total Fair Value
Assets:
Cash equivalents, primarily money market funds and time deposits	$1,660	$—	$1,660	$5,765	$—	$5,765
Available-for-sale debt securities:
Municipal bonds	—	38	38	—	9	9
Corporate notes	—	1,400	1,400	—	752	752
U.S. agency securities	—	70	70	—	47	47
Total available-for-sale securities	—	1,508	1,508	—	808	808
Total assets measured at fair value on a recurring basis	$1,660	$1,508	$3,168	$5,765	$808	$6,573
Liabilities:
Senior unsecured notes(1)	$—	$1,986	$1,986	$—	$2,042	$2,042
(1) Carrying value on our balance sheet at July 31, 2021 and July 31, 2020 was $1.99 billion and $1.98 billion, respectively. See Note 8, “Long-Term Obligations and Commitments” for more information.
The following table summarizes our cash equivalents and available-for-sale debt securities by balance sheet classification and level in the fair value hierarchy at the dates shown:

	At July 31, 2021			At July 31, 2020
(In millions)	Level 1	Level 2	Total Fair Value	Level 1	Level 2	Total Fair Value
Cash equivalents:
In cash and cash equivalents	$1,660	$—	$1,660	$5,765	$—	$5,765
Available-for-sale debt securities:
In investments	$—	$1,308	$1,308	$—	$608	$608
In funds held for customers	—	200	200	—	200	200
Total available-for-sale debt securities	$—	$1,508	$1,508	$—	$808	$808
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
Financial assets whose fair values we measure using Level 3 inputs consist of loans held for sale. These loans are recorded at the lower of cost or fair value. We had no loans held for sale at July 31, 2021 and $98 million at July 31, 2020. The difference between cost and fair value was not material.
Financial liabilities whose fair values we measure using Level 2 inputs consist of senior unsecured notes. See Note 8, “Long-Term Obligations and Commitments” for more information. We measure the fair value of our senior unsecured notes based on their trading prices and the interest rates we could obtain for other borrowings with similar terms.
There were no transfers between Level 1, Level 2, and Level 3 of the fair value hierarchy during the twelve months ended July 31, 2021, 2020 or 2019.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
Assets measured at fair value on a non-recurring basis include reporting units measured at fair value in a goodwill impairment test and our long-term investments.

Intuit Fiscal 2021 Form 10-K	73

Tables of Contents
Estimates of fair value for reporting units fall under Level 3 of the fair value hierarchy. During the fourth quarters of fiscal 2021, fiscal 2020, and fiscal 2019 we performed our annual goodwill impairment tests. Using the methodology described in Note 1, we determined that the estimated fair values of all of our reporting units exceeded their carrying values and that they were not impaired.
Long-term investments represent non-marketable equity securities in privately held companies that do not have a readily determinable fair value. They are accounted for at cost and adjusted based on observable price changes from orderly transactions for identical or similar investments of the same issuer or impairment. These investments are classified as Level 3 in the fair value hierarchy because we estimate the value based on valuation methods which may include a combination of the observable transaction price at the transaction date and other unobservable inputs including volatility, rights, and obligations of the investments we hold. As of July 31, 2021 and July 31, 2020, the carrying value of long-term investments was $43 million and $19 million, respectively, and adjustments to the carrying value of these investments for the twelve months ended July 31, 2021 were not significant.

3. Cash and Cash Equivalents, Investments, and Funds Held for Customers
The following table summarizes our cash and cash equivalents, investments and funds held for customers by balance sheet classification at the dates indicated.

	July 31, 2021		July 31, 2020
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Classification on consolidated balance sheets:
Cash and cash equivalents	$2,562	$2,562	$6,442	$6,442
Investments	1,305	1,308	600	608
Funds held for customers	456	457	455	455
Total cash and cash equivalents, investments, and funds held for customers	$4,323	$4,327	$7,497	$7,505
The following table summarizes our cash and cash equivalents, investments and funds held for customers by investment category at the dates indicated.

	July 31, 2021		July 31, 2020
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Type of issue:
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$2,819	$2,819	$6,697	$6,697
Available-for-sale debt securities:
Municipal bonds	37	38	9	9
Corporate notes	1,397	1,400	744	752
U.S. agency securities	70	70	47	47
Total available-for-sale debt securities	1,504	1,508	800	808
Total cash, cash equivalents, restricted cash, restricted cash equivalents, and investments	$4,323	$4,327	$7,497	$7,505
We include realized gains and losses on our available-for-sale debt securities in interest and other income or expense on our consolidated statements of operations. Gross realized gains and losses on our available-for-sale debt securities for the twelve months ended July 31, 2021, 2020 and 2019 were not significant.
We accumulate unrealized gains and losses on our available-for-sale debt securities, net of tax, in accumulated other comprehensive income or loss in the stockholders’ equity section of our consolidated balance sheets, except for certain unrealized losses described below. Gross unrealized gains and losses on our available-for-sale debt securities at July 31, 2021 and July 31, 2020 were not significant.
For available-for sale debt securities in an unrealized loss position, we determine whether a credit loss exists. The estimate of the credit loss is determined by considering available information relevant to the collectibility of the security and information about past events, current conditions, and reasonable and supportable forecasts. The allowance for credit loss is recorded to interest and other income on our consolidated statement of operations, not to exceed the amount of the unrealized loss. Any excess unrealized loss greater than the credit loss at a security level is recognized in accumulated other comprehensive income or loss in the stockholders' equity section of our consolidated balance sheets. We determined there were no credit losses related to available-for-sale securities as of July 31, 2021. Unrealized losses on available-for-sale debt securities at July 31,

Intuit Fiscal 2021 Form 10-K	74

Tables of Contents
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

	July 31, 2021		July 31, 2020
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$551	$553	$389	$390
Due within two years	550	551	256	261
Due within three years	398	398	137	139
Due after three years	5	6	18	18
Total available-for-sale debt securities	$1,504	$1,508	$800	$808

The following table summarizes our funds held for customers by investment category at the dates indicated.

(In millions)	July 31, 2021	July 31, 2020	July 31, 2019	July 31, 2018
Restricted cash and restricted cash equivalents	$257	$255	$236	$167
Restricted available-for-sale debt securities	200	200	200	200
Total funds held for customers	$457	$455	$436	$367

4. Property and Equipment
Property and equipment consisted of the following at the dates indicated:

	Life in	July 31,
(Dollars in millions)	Years	2021	2020
Equipment	3-5	$199	$226
Computer software	2-6	899	870
Furniture and fixtures	5	96	93
Leasehold improvements	2-16	350	298
Land	NA	79	79
Buildings	5-30	375	372
Capital in progress	NA	122	90
		2,120	2,028
Less accumulated depreciation and amortization		(1,340)	(1,294)
Total property and equipment, net		$780	$734
__________________________
NA = Not Applicable
Capital in progress at July 31, 2021 and 2020 consisted primarily of costs related to various buildings and site improvements that have not yet been placed into service.
As discussed in Note 1, “Description of Business and Summary of Significant Accounting Policies – Internal Use Software,” we capitalize costs related to the development of computer software for internal use. We capitalized internal use software costs totaling $72 million for the twelve months ended July 31, 2021; $78 million for the twelve months ended July 31, 2020; and $79 million for the twelve months ended July 31, 2019. These amounts included capitalized labor costs of $30 million, $40 million, and $43 million, respectively. Costs related to internal use software projects are included in the capital in progress category of property and equipment until project completion, at which time they are transferred to the computer software category.

Intuit Fiscal 2021 Form 10-K	75

Tables of Contents

5. Goodwill and Acquired Intangible Assets

Goodwill
Changes in the carrying value of goodwill by reportable segment during the twelve months ended July 31, 2021 and July 31, 2020 were as shown in the following table. Our reportable segments are described in Note 14, “Segment Information.”

(In millions)	Balance July 31, 2019	Goodwill Acquired	Foreign Currency Translation	Balance July 31, 2020	Goodwill Acquired	Foreign Currency Translation	Balance July 31, 2021
Small Business & Self-Employed	$1,518	$—	$—	$1,518	$59	$1	$1,578
Consumer	42	—	—	42	—	—	42
ProConnect	95	—	(1)	94	—	1	95
Credit Karma	—	—	—	—	3,898	—	3,898
Totals	$1,655	$—	$(1)	$1,654	$3,957	$2	$5,613
Goodwill is net of accumulated impairment losses of $114 million, which were recorded prior to July 31, 2019 and are included in our Consumer segment. The increase in goodwill during the twelve months ended July 31, 2021 was primarily due to the acquisition of Credit Karma.

Acquired Intangible Assets
The following table shows the cost, accumulated amortization and weighted average life in years for our acquired intangible assets at the dates indicated. The increases in intangible assets during the twelve months ended July 31, 2021 were primarily related to the acquisition of Credit Karma. See Note 6, “Business Combinations.” The weighted average lives are calculated for assets that are not fully amortized.

(Dollars in millions)	Customer Lists / User Relationships	Purchased Technology	Trade Names and Logos	Covenants Not to Compete or Sue	Total

At July 31, 2021:
Cost	$3,038	$686	$400	$42	$4,166
Accumulated amortization	(377)	(455)	(41)	(41)	(914)
Acquired intangible assets, net	$2,661	$231	$359	$1	$3,252
Weighted average life in years	15	5	15	3	14

At July 31, 2020:
Cost	$256	$421	$25	$42	$744
Accumulated amortization	(248)	(404)	(25)	(39)	(716)
Acquired intangible assets, net	$8	$17	$—	$3	$28
Weighted average life in years	5	3	0	3	4

Intuit Fiscal 2021 Form 10-K	76

Tables of Contents
The following table shows the expected future amortization expense for our acquired intangible assets at July 31, 2021. Amortization of purchased technology is charged to amortization of acquired technology in our consolidated statements of operations. Amortization of other acquired intangible assets such as customer lists is charged to amortization of other acquired intangible assets in our consolidated statements of operations. If impairment events occur, they could accelerate the timing of acquired intangible asset charges.

(In millions)	Expected Future Amortization Expense

Twelve months ending July 31,
2022	$274
2023	264
2024	248
2025	247
2026	247
Thereafter	1,972
Total expected future amortization expense	$3,252

6. Business Combinations

Credit Karma
On December 3, 2020 we acquired all of the outstanding shares of Credit Karma, a consumer technology platform. We acquired Credit Karma to help consumers unlock smart money decisions and accelerate our mission of powering prosperity around the world, by creating a personal financial assistant that helps consumers find the right financial products, put more money in their pockets and access financial expertise and advice. Credit Karma is a separate reportable segment. See Note 14, "Segment Information," for more information. We have included the financial results of Credit Karma in the consolidated financial statements from the date of acquisition. For the twelve months ended July 31, 2021 and July 31, 2020, the transaction costs associated with the acquisition were approximately $31 million and $28 million, respectively, and were recorded in general and administrative expenses.
We acquired Credit Karma for total consideration of $8.1 billion which included assumed equity awards and restricted shares subject to a revest provision.
The fair value of the purchase consideration totaled $7.2 billion and included $3.4 billion in cash, 10.6 million shares of Intuit common stock with a fair value of $3.8 billion and assumed equity awards for services rendered through the acquisition date of $47 million.
We also issued shares of common stock with a fair value of $275 million which are restricted due to a revest provision, and are being be expensed over a service period of three years. The share-based compensation expense related to these restricted shares is non-deductible for income tax purposes. Additionally, we assumed equity awards for future services with a fair value of $663 million that are being charged to expense over the remaining service periods, which average approximately three years.
The fair value of the stock consideration is based on the December 2, 2020 closing price of Intuit common stock of $355.49.
As part of the merger agreement, following the close of the transaction, we issued approximately $300 million of restricted stock units to the employees of Credit Karma, which is being charged to expense over a service period of four years.

Intuit Fiscal 2021 Form 10-K	77

Tables of Contents
The preliminary allocation of the Credit Karma purchase price is as follows:

(In millions)	Amount
Cash and cash equivalents	$436
Accounts receivable, net	141
Income taxes receivable	59
Prepaid expenses and other current assets	7
Long-term investments	3
Property and equipment, net	63
Operating lease right-of-use assets	167
Goodwill	3,898
Intangible assets	3,372
Other assets	81
Accounts payable	(86)
Accrued compensation and related liabilities	(113)
Other current liabilities	(24)
Operating lease liabilities	(172)
Long-term deferred income tax liabilities	(627)
Other long-term obligations	(10)
Total preliminary purchase price allocation	$7,195
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

(In millions, except years)	Estimated Useful Life	Amount
User relationships	15 years	$2,781
Trade names/Trademarks	15 years	375
Purchased technology	6 years	216
Total identifiable intangible assets		$3,372
The following table summarizes the long-term deferred income tax assets and liabilities included in the purchase price allocation above:

(In millions)	Amount
Intangibles	$(851)
Federal and state net operating loss carryforwards	138
Federal research and experimentation credit carryforwards	51
Other, net	35
Total net long-term deferred income tax liabilities	$(627)
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

Intuit Fiscal 2021 Form 10-K	78

Tables of Contents
expense, amortization for acquired intangible assets, interest expense, transaction costs, capitalization and amortization of certain activities associated with the development of internal use software to conform with Intuit's accounting policy, and related tax effects.
The pro forma financial information for the twelve months ended July 31, 2021 combines our results for the twelve months ended July 31, 2021, which include the results of Credit Karma subsequent to December 3, 2020, and the historical results for Credit Karma for the three months ended September 30, 2020 and one month ended November 30, 2020. The pro forma financial information for the twelve months ended July 31, 2020 combines our results for the twelve months ended July 31, 2020 and the historical results for Credit Karma for the twelve months ended June 30, 2020.
The following table summarizes the pro forma financial information:

	Twelve Months Ended July 31,
(In millions)	2021	2020
Total revenue	$9,876	$8,549
Net income	$1,977	$1,319
Basic net income per share	$7.21	$4.85
Diluted net income per share	$7.11	$4.80

7. Current Liabilities

Short-Term Debt
On May 2, 2019 we entered into an amended and restated credit agreement with certain institutional lenders with an aggregate principal amount of $1.4 billion, including a $1 billion unsecured revolving credit facility that matures on May 2, 2024 and a $400 million unsecured term loan that was due on February 1, 2021.

Unsecured Revolving Credit Facility
The amended and restated credit agreement we entered into on May 2, 2019 includes a $1 billion unsecured revolving credit facility that will expire on May 2, 2024. Under this agreement we may, subject to certain customary conditions including lender approval, on one or more occasions increase commitments under the unsecured revolving credit facility in an amount not to exceed $250 million in the aggregate and may extend the maturity date up to two times. Advances under the unsecured revolving credit facility accrue interest at rates that are equal to, at our election, either Bank of America's alternate base rate plus a margin that ranges from 0.0% to 0.1% or the London Interbank Offered Rate (LIBOR) plus a margin that ranges from 0.69% to 1.1%. Actual margins under either election will be based on our senior debt credit ratings. The amended and restated credit agreement includes customary affirmative and negative covenants, including financial covenants that require us to maintain a ratio of total gross debt to annual earnings before interest, taxes, depreciation and amortization (EBITDA) of not greater than 3.25 to 1.00 as of any date and a ratio of annual EBITDA to annual interest expense of not less than 3.00 to 1.00 as of the last day of each fiscal quarter. As of July 31, 2021 we were compliant with all required covenants. We repaid the $1 billion that was outstanding as of July 31, 2020 under this unsecured revolving credit facility during the first quarter of fiscal 2021, and at July 31, 2021 no amounts were outstanding. We paid $1 million for interest on the unsecured revolving credit facility during the twelve months ended July 31, 2021 and $2 million during the twelve months ended July 31, 2020. We paid no interest on the unsecured revolving credit facility during the twelve months ended July 31, 2019.

Term Loan
On February 1, 2021, we paid the $325 million remaining balance of the term loan upon maturity and at July 31, 2021, no amount was outstanding. The term loan accrued interest at rates that were equal to, at our election, either Bank of America's alternate base rate plus a margin that ranges from 0.0% to 0.125% or LIBOR plus a margin that ranges from 0.625% to 1.125%. Interest on the term loan was payable monthly. We paid $2 million for interest on the term loan during the twelve months ended July 31, 2021, $9 million during the twelve months ended July 31, 2020, and $15 million during the twelve months ended July 31, 2019. Under the amended and restated agreement we may, subject to certain customary conditions including lender approval, on one or more occasions increase commitments under the term loan in an amount not to exceed $400 million in the aggregate. This option continues to be available to us through the expiration of the amended and restated credit agreement on May 2, 2024.

Intuit Fiscal 2021 Form 10-K	79

Tables of Contents

Other Current Liabilities
Other current liabilities were as follows at the dates indicated:

	July 31,
(In millions)	2021	2020
Executive deferred compensation plan liabilities	$153	$123
Current portion of operating lease liabilities	66	46
Reserve for returns and credits	21	24
Amounts due for share repurchases	17	—
Reserve for promotional discounts and rebates	10	11
Current portion of dividend payable	9	6
Interest payable	1	3
Other	84	84
Total other current liabilities	$361	$297

8. Long-Term Obligations and Commitments

Senior Unsecured Notes
In June 2020 we issued four series of senior unsecured notes (together, the Notes) pursuant to a public debt offering. The proceeds from the issuance were $1.98 billion, net of debt discount of $2 million and debt issuance costs of $15 million.
The carrying value of the Notes was as follows at the date indicated:

	July 31,	July 31,	Effective
(In millions)	2021	2020	Interest Rate
Senior unsecured notes issued June 2020:
0.650% notes due July 2023	$500	$500	0.837%
0.950% notes due July 2025	500	500	1.127%
1.350% notes due July 2027	500	500	1.486%
1.650% notes due July 2030	500	500	1.767%
Total senior unsecured notes	2,000	2,000
Unamortized discount and debt issuance costs	(14)	(17)
Net carrying value senior unsecured notes	$1,986	$1,983
Interest is payable semiannually on January 15 and July 15 of each year. The discount and debt issuance costs are amortized to interest expense over the term of the Notes under the effective interest method. We paid $24 million for interest on the Notes during the twelve months ended July 31, 2021 and no interest during the twelve months ended July 31, 2020.
The Notes are senior unsecured obligations of Intuit and rank equally with all existing and future unsecured and unsubordinated indebtedness of Intuit and are redeemable by us at any time, subject to a make-whole premium. Upon the occurrence of change of control transactions that are accompanied by certain downgrades in the credit ratings of the Notes, we will be required to repurchase the Notes at a repurchase price equal to 101% of the aggregate outstanding principal plus any accrued and unpaid interest to but not including the date of repurchase. The indenture governing the Notes requires us to comply with certain covenants. For example, the Notes limit our ability to create certain liens and enter into sale and leaseback transactions. As of July 31, 2021 we were compliant with all covenants governing the Notes.

Secured Revolving Credit Facility
On February 19, 2019 a subsidiary of Intuit entered into a $300 million secured revolving credit facility with a lender to fund a portion of our loans to qualified small businesses. The revolving credit facility is secured by cash and receivables of the subsidiary and is non-recourse to Intuit Inc. We have entered into several amendments to the secured revolving credit facility, most recently on July 16, 2021, primarily to extend the commitment term and maturity date. Under the amended agreement, $150 million of the facility is committed and $150 million is uncommitted. Advances accrue interest at LIBOR plus 1.5%. Unused portions of the committed credit facility accrue interest at a rate ranging from 0.25% to 0.75%, depending on the total unused committed balance. The commitment term is through July 17, 2023 and the final maturity date is January 17, 2024. The amended agreement allows for the transition of the benchmark interest rate used to calculate finance charges from LIBOR to the Secured Overnight Finance Rate (SOFR) plus related benchmark adjustments that represent the prevailing

Intuit Fiscal 2021 Form 10-K	80

Tables of Contents
market convention for dollar-denominated syndicated credit facilities. The agreement includes certain affirmative and negative covenants, including financial covenants that require the subsidiary to maintain specified financial ratios. As of July 31, 2021 we were compliant with all required covenants. At July 31, 2021, $48 million was outstanding under this facility and the weighted-average interest rate was 3.21%, which includes the interest on the unused committed portion. The outstanding balance is secured by cash and receivables of the subsidiary totaling $199 million. Interest on the facility is payable monthly. We paid $3 million for interest on the secured revolving credit facility during each of the twelve months ended July 31, 2021 and 2020.
Future principal payments for long-term debt at July 31, 2021 were as shown in the table below.

(In millions)
Fiscal year ending July 31,
2022	$—
2023	500
2024	48
2025	500
2026	—
Thereafter	1,000
Total commitments	$2,048

Other Long-Term Obligations
Other long-term obligations were as follows at the dates indicated:

	July 31,
(In millions)	2021	2020
Long-term income tax liabilities	$24	$10
Total dividend payable	17	12
Long-term deferred revenue	8	13
Other	15	17
Total long-term obligations	64	52
Less current portion (included in other current liabilities)	(11)	(10)
Long-term obligations due after one year	$53	$42

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
Annual minimum commitments under purchase obligations at July 31, 2021 were as shown in the table below.

(In millions)	Purchase Obligations
Fiscal year ending July 31,
2022	$205
2023	147
2024	68
2025	58
2026	53
Thereafter	—
Total commitments	$531

Intuit Fiscal 2021 Form 10-K	81

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
In March 2020, we entered into an agreement to terminate an office facility lease and related sublease, which were due to expire in 2025 and 2022, respectively. As a result, we reduced our operating lease right-of-use assets and lease liabilities by $61 million during the twelve months ended July 31, 2020.
The components of lease expense were as follows:

	Twelve Months Ended July 31,
(In millions)	2021	2020
Operating lease cost (1)	$75	$69
Variable lease cost	11	13
Sublease income	(16)	(22)
Total net lease cost	$70	$60
(1)    Includes short-term leases, which are not significant for the twelve months ended July 31, 2021 or 2020.
Prior to the adoption of ASC 842 on August 1, 2019, rent expense under operating leases, net of sublease income was $42 million for the twelve months ended July 31, 2019. Sublease income was $24 million for the twelve months ended July 31, 2019.
Supplemental cash flow information related to operating leases was as follows:

	Twelve Months Ended July 31,
	2021	2020
(In millions)
Cash paid for amounts included in the measurement of operating lease liabilities	$76	$70

Right-of-use assets obtained in exchange for new operating lease liabilities (1)	$60	$346
(1)    For the twelve months ended July 31, 2020, this includes $319 million for operating leases existing on August 1, 2019 and $27 million for operating leases that commenced during fiscal 2020.
Other information related to operating leases was as follows at the dates indicated:

	July 31,
	2021	2020
Weighted-average remaining lease term for operating leases	6.8 years	5.5 years
Weighted-average discount rate for operating leases	2.3%	3.1%

Intuit Fiscal 2021 Form 10-K	82

Tables of Contents
Future minimum lease payments under non-cancellable operating leases as of July 31, 2021 were as follows:

(In millions)	Operating Leases (1)
Fiscal year ending July 31,
2022	$76
2023	81
2024	78
2025	62
2026	45
Thereafter	139
Total future minimum lease payments	481
Less imputed interest	(35)
Present value of lease liabilities	$446
(1)    Non-cancellable sublease proceeds for the fiscal years ending July 31, 2022, 2023, 2024, and 2025 of $18 million, $11 million, $8 million, and $4 million, respectively, are not included in the table above.
Supplemental balance sheet information related to operating leases was as follows at the date indicated:

	July 31,
(In millions)	2021	2020

Operating lease right-of-use assets	$380	$226

Other current liabilities	$66	$46
Operating lease liabilities	380	221
Total operating lease liabilities	$446	$267
As of July 31, 2021, we have additional operating leases of $43 million, primarily for office facilities, that have not yet commenced and therefore are not reflected on the consolidated balance sheet nor in the tables above. These operating leases will commence in fiscal year 2022 with lease terms of 1 to 11 years.

10. Income Taxes
The provision for income taxes consisted of the following for the periods indicated:

	Twelve Months Ended July 31,
(In millions)	2021	2020	2019
Current:
Federal	$399	$372	$271
State	121	79	67
Foreign	17	21	14
Total current	537	472	352
Deferred:
Federal	(33)	(47)	(23)
State	(11)	(47)	(4)
Foreign	1	(6)	(1)
Total deferred	(43)	(100)	(28)
Total provision for income taxes	$494	$372	$324
We recognized excess tax benefits on share-based compensation of $126 million, $90 million, and $120 million in the provision for income taxes for the twelve months ended July 31, 2021, 2020, and 2019, respectively.

Intuit Fiscal 2021 Form 10-K	83

Tables of Contents
The sources of income before the provision for income taxes consisted of the following for the periods indicated:

	Twelve Months Ended July 31,
(In millions)	2021	2020	2019
United States	$2,497	$2,206	$1,826
Foreign	59	(8)	55
Total	$2,556	$2,198	$1,881
Differences between income taxes calculated using the federal statutory income tax rate and the provision for income taxes were as follows for the periods indicated:

	Twelve Months Ended July 31,
(In millions)	2021	2020	2019
Income before income taxes	$2,556	$2,198	$1,881

U.S. federal statutory rate	21%	21%	21%

Statutory federal income tax	$537	$462	$395
State income tax, net of federal benefit	87	25	50
Federal research and experimentation credits	(70)	(54)	(48)
Share-based compensation	38	22	15
Federal excess tax benefits related to share-based compensation	(105)	(79)	(106)
Effects of non-U.S. operations	4	13	13
Other, net	3	(17)	5
Total provision for income taxes	$494	$372	$324
The state income tax line in the table above includes excess tax benefits related to share-based compensation of $21 million, $11 million and $14 million for the twelve months ended July 31, 2021, 2020 and 2019, respectively.
In the current global tax policy environment, the U.S. and other domestic and foreign governments continue to consider, and in some cases enact, changes in corporate tax laws. As changes occur, we account for finalized legislation in the period of enactment.
Significant deferred tax assets and liabilities were as follows at the dates indicated:

	July 31,
(In millions)	2021	2020
Deferred tax assets:
Accruals and reserves not currently deductible	$48	$23
Operating lease liabilities	113	64
Accrued and deferred compensation	132	112
Loss and tax credit carryforwards	282	114
Intangible assets	33	26
Share-based compensation	59	44
Other, net	16	13
Total gross deferred tax assets	683	396
Valuation allowance	(205)	(132)
Total deferred tax assets	478	264
Deferred tax liabilities:
Deferred revenue	32	68
Operating lease right-of-use assets	96	55
Intangibles	844	45
Property and equipment	10	22
Other, net	13	11
Total deferred tax liabilities	995	201
Net deferred tax assets (liabilities)	$(517)	$63

Intuit Fiscal 2021 Form 10-K	84

Tables of Contents
The components of total net deferred tax assets (liabilities), net of valuation allowances, as shown on our consolidated balance sheets were as follows at the dates indicated:

	July 31,
(In millions)	2021	2020
Long-term deferred income taxes	$8	$65
Long-term deferred income tax liabilities	(525)	(2)
Net deferred tax assets (liabilities)	$(517)	$63
We have provided a valuation allowance related to state research and experimentation tax credit carryforwards, foreign loss carryforwards, foreign intangible deferred tax assets and state operating and capital loss carryforwards that we believe are unlikely to be realized. Changes in the valuation allowance during the twelve months ended July 31, 2021 and July 31, 2020 were primarily related to state research and experimentation tax credit carryforwards, foreign intangible deferred tax assets and foreign loss carryforwards.
At July 31, 2021, we had total federal net operating loss carryforwards of approximately $216 million that will start to expire in fiscal 2033. Utilization of the net operating losses is subject to annual limitation. The annual limitation may result in the expiration of net operating losses before utilization.
At July 31, 2021, we had total state net operating loss carryforwards of approximately $304 million for which we have recorded a deferred tax asset of $17 million and a valuation allowance of $4 million. The state net operating loss carryforwards will start to expire in fiscal 2022. Utilization of the net operating losses is subject to annual limitation. The annual limitation may result in the expiration of net operating losses before utilization.
At July 31, 2021, we had United Kingdom operating loss carryforwards of approximately $67 million, Singapore operating loss carryforwards of approximately $63 million, Brazil operating loss carryforwards of approximately $59 million and Australia operating loss carryforwards of $2 million which have an indefinite carryforward period. We maintain a full valuation allowance with respect to operating losses in Singapore, Brazil and United Kingdom jurisdictions, as there is not sufficient evidence of future sources of taxable income required to utilize such carryforwards.
At July 31, 2021, we had federal research and experimentation credit carryforwards of approximately $71 million that will start to expire in fiscal 2036. Utilization of the federal research and experimentation credit is subject to annual limitation. The annual limitation may result in the expiration of the Federal research and experimentation credit before utilization.
At July 31, 2021, we had California research and experimentation credit carryforwards of approximately $227 million. The California research and experimentation credit will carryforward indefinitely. We recorded a full valuation on the related deferred tax asset, as we believe it is more likely than not that these credits will not be utilized.

Unrecognized Tax Benefits
The aggregate changes in the balance of our gross unrecognized tax benefits were as follows for the periods indicated:

	Twelve Months Ended July 31,
(In millions)	2021	2020	2019
Gross unrecognized tax benefits, beginning balance	$101	$120	$90
Increases related to tax positions from prior fiscal years, including acquisitions	69	2	13
Decreases related to tax positions from prior fiscal years	—	(35)	—
Increases related to tax positions taken during current fiscal year	31	21	23
Settlements with tax authorities	—	(1)	(1)
Lapse of statute of limitations	(11)	(6)	(5)
Gross unrecognized tax benefits, ending balance	$190	$101	$120
The total amount of our unrecognized tax benefits at July 31, 2021 was $190 million. If we were to recognize these net benefits, our income tax expense would reflect a favorable net impact of $109 million. The increase in the unrecognized tax benefits related to prior years includes $41 million of unrecognized tax benefits from the Credit Karma acquisition. We do not believe that it is reasonably possible that there will be a significant increase or decrease in unrecognized tax benefits over the next 12 months.
We file U.S. federal, U.S. state, and foreign tax returns. Our major tax jurisdictions are the U.S. federal jurisdiction and California. For U.S. federal tax returns, we are no longer subject to tax examinations for fiscal 2017 and for years prior to fiscal 2016. For California tax returns, we are no longer subject to tax examination for years prior to fiscal 2016.
We recognize interest and penalties related to unrecognized tax benefits within the provision for income taxes. Amounts accrued at July 31, 2021 and July 31, 2020 for the payment of interest and penalties were not significant. The amounts of

Intuit Fiscal 2021 Form 10-K	85

Tables of Contents
interest and penalties that we recognized during the twelve months ended July 31, 2021, 2020 and 2019 were also not significant.
We have offset a $75 million long-term liability for uncertain tax positions against our long-term income tax receivable at July 31, 2021. We have offset a $59 million long-term income tax receivable against our long-term liability for uncertain tax positions at July 31, 2020. The long-term income tax receivable at July 31, 2021 was primarily related to the government’s approval of a method of accounting change request for fiscal 2018 and a refund claim related to Credit Karma’s alternative minimum tax credit that was recorded as part of the acquisition. The long-term income tax receivable at July 31, 2020 was primarily related to the method of accounting change request.

11. Stockholders’ Equity

Stock Repurchase Programs
Intuit’s Board of Directors has authorized a series of common stock repurchase programs. Shares of common stock repurchased under these programs become treasury shares. Under these programs, we repurchased 2.4 million shares of our common stock for $1.0 billion during the twelve months ended July 31, 2021. Included in this amount were $17 million of repurchases which occurred in late July 2021 and settled in August 2021. At July 31, 2021, we had authorization from our Board of Directors to expend up to an additional $1.3 billion for stock repurchases. On August 20, 2021 our Board approved a new stock repurchase program under which we are authorized to repurchase up to an additional $2 billion of our common stock. Future stock repurchases under the current program are at the discretion of management, and authorization of future stock repurchase programs is subject to the final determination of our Board of Directors.
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

Dividends on Common Stock
During fiscal 2021 we declared cash dividends that totaled $2.36 per share of outstanding common stock or approximately $651 million. In August 2021 our Board of Directors declared a quarterly cash dividend of $0.68 per share of outstanding common stock payable on October 18, 2021 to stockholders of record at the close of business on October 11, 2021. Future declarations of dividends and the establishment of future record dates and payment dates are subject to the final determination of our Board of Directors.

Description of 2005 Equity Incentive Plan and Credit Karma, Inc. 2015 Equity Incentive Plan
Our stockholders initially approved our 2005 Equity Incentive Plan (2005 Plan) on December 9, 2004. On January 19, 2017 our stockholders approved an Amended and Restated 2005 Equity Incentive Plan (Restated 2005 Plan) that expires on January 19, 2027. Under the Restated 2005 Plan, we are permitted to grant incentive and non-qualified stock options, restricted stock awards, restricted stock units (RSUs), stock appreciation rights and stock bonus awards to our employees, non-employee directors, and consultants. The Compensation and Organizational Development Committee of our Board of Directors or its delegates determine who will receive grants, when those grants will be exercisable, their exercise price and other terms. We are permitted to issue up to 138.1 million shares under the Restated 2005 Plan. The plan provides a fungible share reserve. Each stock option granted on or after November 1, 2010 reduces the share reserve by one share and each restricted stock award or restricted stock unit granted reduces the share reserve by 2.3 shares. Stock options forfeited and returned to the pool of shares available for grant increase the pool by one share for each share forfeited. Restricted stock awards and RSUs forfeited and returned to the pool of shares available for grant increase the pool by 2.3 shares for each share forfeited. Shares withheld for income taxes upon vesting of RSUs that were granted on or after July 21, 2016 are also returned to the pool of shares available for grant. Stock options granted under the 2005 Plan and the Restated 2005 Plan typically vest over three to four years based on continued service and have a seven year term. RSUs granted under those plans typically vest over three to four years based on continued service. Certain RSUs granted to senior management vest based on the achievement of pre-established performance or market goals.

Intuit Fiscal 2021 Form 10-K	86

Tables of Contents
In connection with our acquisition of Credit Karma on December 3, 2020, we assumed the Credit Karma, Inc. 2015 Equity Incentive Plan, as amended (Credit Karma Plan), under which the assumed equity awards were granted. The assumed equity awards will be settled in shares of our common stock and will retain the terms and conditions under which they were originally granted. See Note 6, "Business Combinations," for more information on the Credit Karma acquisition and the related equity awards assumed.
On December 3, 2020, we filed a Form S-8 to register a total of 4,298,127 shares of common stock. This includes 1,997,881 shares of common stock that are issuable upon vesting of assumed equity awards and 2,300,246 shares that are available for issuance under the Credit Karma Plan. The plan provides a fungible share reserve. Each restricted stock unit granted reduces the share reserve by one share. RSUs forfeited and returned to the pool of shares available for grant increase the pool by one share for each share forfeited. Shares withheld for income taxes upon vesting of RSUs are also returned to the pool of shares available for grant. New RSUs granted under the Credit Karma Plan typically vest over four years based on continued service.
At July 31, 2021, there were approximately 16.9 million shares available for grant under the Restated 2005 Plan and Credit Karma Plan.

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
Under the ESPP, employees purchased 405,268 shares of Intuit common stock during the twelve months ended July 31, 2021; 449,999 shares during the twelve months ended July 31, 2020; and 485,011 shares during the twelve months ended July 31, 2019. At July 31, 2021, there were 1,050,916 shares available for issuance under this plan.

Share-Based Compensation Expense
The following table summarizes the total share-based compensation expense that we recorded in operating income for the periods shown.

	Twelve Months Ended July 31,
(In millions except per share amounts)	2021	2020	2019
Cost of product revenue	$1	$1	$1
Cost of service and other revenue	68	59	57
Selling and marketing	183	116	103
Research and development	281	151	136
General and administrative	220	108	104
Total share-based compensation expense	753	435	401
Income tax benefit	(269)	(173)	(200)
Decrease in net income	$484	$262	$201

Decrease in net income per share:
Basic	$1.79	$1.00	$0.77
Diluted	$1.77	$0.99	$0.76
We capitalized $2 million, $3 million, and $4 million in share-based compensation related to internal use software projects during the twelve months ended July 31, 2021, 2020, and 2019.

Determining Fair Value
Valuation and Amortization Methods
Restricted stock units (RSUs) granted typically vest based on continued service. We value these time-based RSUs at the date of grant using the intrinsic value method. We amortize the fair value of time-based RSUs on a straight-line basis over the service period. These time-based RSUs accounted for approximately 80% of our total share-based compensation expense during the twelve months ended July 31, 2021. Certain RSUs granted to senior management vest based on the achievement of pre-established performance or market goals. We estimate the fair value of performance-based RSUs at the date of grant using the

Intuit Fiscal 2021 Form 10-K	87

Tables of Contents
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
We used the following assumptions to estimate the fair value of stock options granted and shares purchased under our Employee Stock Purchase Plan for the periods indicated:

	Twelve Months Ended July 31,
	2021	2020	2019
Assumptions for stock options:
Expected volatility (range)	29%	32%	26% - 27%
Weighted average expected volatility	29%	32%	27%
Risk-free interest rate (range)	0.62%	0.20%	1.84% - 2.92%
Expected dividend yield	0.45%	0.70%	0.67% - 0.85%

Assumptions for ESPP:
Expected volatility (range)	31% - 36%	23% - 72%	21% - 33%
Weighted average expected volatility	34%	39%	26%
Risk-free interest rate (range)	0.02% - 0.17%	0.24% - 2.23%	1.94% - 2.44%
Expected dividend yield	0.60% - 0.75%	0.74% - 0.95%	0.73% - 0.95%

Intuit Fiscal 2021 Form 10-K	88

Tables of Contents

Share-Based Awards Available for Grant
A summary of share-based awards available for grant under our plans for the fiscal periods indicated was as follows:

(Shares in thousands)	Shares Available for Grant
Balance at July 31, 2018	22,791
Restricted stock units granted (1)	(5,639)
Options granted	(487)
Share-based awards canceled/forfeited/expired (1)(2)	4,393
Balance at July 31, 2019	21,058
Restricted stock units granted (1)	(6,111)
Options granted	(382)
Share-based awards canceled/forfeited/expired (1)(2)	3,482
Balance at July 31, 2020	18,047
Shares available for grant under the Credit Karma Plan	4,298
Restricted stock units granted (1)	(9,191)
Options granted	(323)
Share-based awards canceled/forfeited/expired (1)(2)	4,020
Balance at July 31, 2021	16,851
(1)RSUs granted from the pool of shares available for grant under our 2005 Equity Incentive Plan reduce the pool by 2.3 shares for each share granted. RSUs forfeited and returned to the pool of shares available for grant under the 2005 Equity Incentive Plan increase the pool by 2.3 shares for each share forfeited. Shares granted from the Credit Karma Plan reduce the pool by one share for each share granted. Shares forfeited and returned to the pool from the Credit Karma Plan increase the pool by one share for each share forfeited
(2)Stock options and RSUs canceled, expired or forfeited under our 2005 Equity Incentive Plan and Credit Karma Plan are returned to the pool of shares available for grant. Under the 2005 Equity Incentive Plan, shares withheld for income taxes upon vesting of RSUs that were granted on or after July 21, 2016 are also returned to the pool of shares available for grant. Stock options and RSUs canceled, expired or forfeited under older expired plans are not returned to the pool of shares available for grant. Under the Credit Karma Plan, shares withheld for income taxes are also returned to the pool of shares available for grant.

Intuit Fiscal 2021 Form 10-K	89

Tables of Contents

Restricted Stock Unit and Restricted Stock Activity and Related Share-Based Compensation Expense
A summary of restricted stock unit (RSU) and restricted stock activity for the periods indicated was as follows:

(Shares in thousands)	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at July 31, 2018	7,383	$131.50
Granted	2,452	245.40
Vested	(3,123)	129.31
Forfeited	(1,029)	107.40
Nonvested at July 31, 2019	5,683	186.22
Granted	2,657	271.80
Vested	(2,039)	180.40
Forfeited	(637)	154.91
Nonvested at July 31, 2020	5,664	231.97
Assumed through acquisition	1,998	355.49
Granted(1)	3,877	431.82
Restricted stock subject to revest provisions issued in connection with acquisition	775	355.49
Vested	(2,242)	262.23
Forfeited	(1,034)	251.41
Nonvested at July 31, 2021	9,038	$345.86
(1)This includes 809,000 RSUSs granted to the employees of Credit Karma in connection with the acquisition with a grant date fair value of $300 million. See Note 6, “Business Combinations.”
Additional information regarding our RSUs is shown in the table below.

	Twelve Months Ended July 31,
(In millions)	2021	2020	2019
Total fair market value of shares vested	$942	$620	$676

Share-based compensation for RSUs	$708	$382	$351

Total tax benefit related to RSU share-based compensation expense	$225	$134	$141

Cash tax benefits realized for tax deductions for RSUs	$221	$139	$150
At July 31, 2021, there was $2.8 billion of unrecognized compensation cost related to non-vested RSUs and restricted stock with a weighted average vesting period of 3.0 years. We will adjust unrecognized compensation cost for actual forfeitures as they occur.

Intuit Fiscal 2021 Form 10-K	90

Tables of Contents

Stock Option Activity and Related Share-Based Compensation Expense
A summary of stock option activity for the periods indicated was as follows:

	Options Outstanding
(Shares in thousands)	Number of Shares	Weighted Average Exercise Price Per Share
Balance at July 31, 2018	5,154	$120.26
Granted	487	274.26
Exercised	(1,924)	102.49
Canceled or expired	(343)	138.59
Balance at July 31, 2019	3,374	150.75
Granted	382	303.94
Exercised	(993)	111.82
Canceled or expired	(82)	188.39
Balance at July 31, 2020	2,681	185.83
Granted	323	525.51
Exercised	(718)	128.39
Canceled or expired	(82)	264.53
Balance at July 31, 2021	2,204	$251.48
Information regarding stock options outstanding as of July 31, 2021 is summarized below:

	Number of Shares (in thousands)	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value (in millions)
Options outstanding	2,204	4.33	$251.48	$614
Options exercisable	1,358	3.31	$173.90	$483
The aggregate intrinsic values at July 31, 2021 are calculated as the difference between the exercise price of the underlying options and the market price of our common stock for shares that were in-the-money at that date. In-the-money options at July 31, 2021 were options that had exercise prices that were lower than the $529.97 market price of our common stock at that date.
Additional information regarding our stock options and ESPP shares is shown in the table below.

	Twelve Months Ended July 31,
(In millions except per share amounts)	2021	2020	2019
Weighted average fair value of options granted (per share)	$122.16	$74.85	$63.18

Total grant date fair value of options vested	$17	$23	$30

Aggregate intrinsic value of options exercised	$179	$159	$248

Share-based compensation expense for stock options and ESPP	$45	$53	$50

Total tax benefit for stock option and ESPP share-based compensation	$44	$39	$59

Cash received from option exercises	$92	$111	$197

Cash tax benefits realized related to tax deductions for non-qualified option exercises and disqualifying dispositions under all share-based payment arrangements	$48	$39	$58
At July 31, 2021, there was approximately $75 million of unrecognized compensation cost related to non-vested stock options with a weighted average vesting period of 3.3 years. We will adjust unrecognized compensation cost for actual forfeitures as they occur.

Intuit Fiscal 2021 Form 10-K	91

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

	July 31,
(In millions)	2021	2020
Unrealized gain on available-for-sale debt securities	$3	$6
Foreign currency translation adjustments	(27)	(38)
Total accumulated other comprehensive loss	$(24)	$(32)

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
We had liabilities related to this plan of $153 million at July 31, 2021 and $123 million at July 31, 2020. We have matched the plan liabilities with similar-performing assets, which are primarily investments in life insurance contracts. These assets are recorded in other long-term assets while liabilities related to obligations are recorded in other current liabilities on our consolidated balance sheets.

401(k) Plans
In the United States, employees who participate in the Intuit Inc. 401(k) Plan may currently contribute up to 50% of pre-tax compensation, subject to Internal Revenue Service limitations and the terms and conditions of the plan. We match a portion of employee contributions, currently 125% up to six percent of salary, subject to Internal Revenue Service limitations.
Additionally, Credit Karma employees in the United States who participate in the Credit Karma 401(k) Plan may currently contribute up to 90% of pre-tax compensation, subject to Internal Revenue Service limitations and the terms and conditions of the plan. We match a portion of Credit Karma employee contributions, currently 100% up to six percent of salary, subject to Internal Revenue Service limitations.
Matching contributions for both plans were $80 million for the twelve months ended July 31, 2021; $69 million for the twelve months ended July 31, 2020; and $59 million for the twelve months ended July 31, 2019.

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

Intuit Fiscal 2021 Form 10-K	92

Tables of Contents
that resolved the Intuit Free File Litigation on an individual non-class basis, without any admission of wrongdoing, for a non-material amount and, on May 26, 2021, it was dismissed on a non-class basis.
In June 2021, Intuit received a demand and draft complaint from the Federal Trade Commission (“FTC”) and certain state attorneys general relating to the ongoing inquiries described above. Although we believe that the allegations contained therein are without merit, if we are not able to reach a resolution, the FTC and one or more state attorneys general may seek resolution through litigation. The defense and resolution of this matter could involve significant costs to us.
As of July 31, 2021, there were approximately 126,000 individual arbitration claims pending and we could incur significant arbitration and legal fees associated with the defense of these claims. We recorded approximately $14 million in arbitration fees related to these claims in fiscal 2020. The amount of our fiscal 2021 arbitration fees net of insurance proceeds and rebates was not material. The arbitration fees are unrelated to the underlying merits of the claims and are accrued at the earlier of when invoiced or when the services are rendered. We could incur additional arbitration fees of approximately $360 million in future periods. We are continuing to dispute the applicability and propriety of these fees. An immaterial number of claims have been resolved through the arbitration process to date and we expect that more claims will continue through the process.
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

Intuit Fiscal 2021 Form 10-K	93

Tables of Contents

14. Segment Information
We have defined four reportable segments, described below, based on factors such as how we manage our operations and how our chief operating decision maker views results. We define the chief operating decision maker as our Chief Executive Officer and our Chief Financial Officer. Our chief operating decision maker organizes and manages our business primarily on the basis of product and service offerings.
In August 2020, we reorganized certain technology and customer success functions that support and benefit our overall platform. Additionally, certain legal, facility and employee service costs are now managed at the corporate level. As a result, these costs are no longer included in segment operating income and are now included in other corporate expenses. For the twelve months ended July 31, 2020 and 2019, we reclassified $180 million and $172 million from Small Business & Self-Employed, $121 million and $78 million from Consumer, and $13 million and $12 million from ProConnect to other corporate expenses. In August 2020, we also renamed our Strategic Partner segment as the ProConnect segment. This segment continues to serve professional accountants.
In December 2020 we acquired Credit Karma in a business combination and it operates as a separate reportable segment. We have included the results of operations of Credit Karma in our consolidated statements of operations from the date of acquisition. See Note 6, "Business Combinations," for more information. Segment operating income for Credit Karma includes all direct expenses, which is different from our other reportable segments where we do not fully allocate corporate expenses.

Small Business & Self-Employed: This segment serves small businesses and the self-employed around the world, and the accounting professionals who assist and advise them. Our offerings include QuickBooks financial and business management online services and desktop software, payroll solutions, merchant payment processing solutions, and financing for small businesses.
Consumer: This segment serves consumers and includes do-it-yourself and assisted TurboTax income tax preparation products and services sold in the U.S. and Canada. Our Mint offering is a personal finance offering which helps customers track their finances and daily financial behaviors.
Credit Karma: This segment serves consumers with a personal finance platform that provides personalized recommendations of credit card, home, auto and personal loan, and insurance products; online savings and checking accounts through an FDIC member bank partner; and access to their credit scores and reports, credit and identity monitoring, credit report dispute, and data-driven resources.
ProConnect: This segment serves professional accountants in the U.S. and Canada, who are essential to both small business success and tax preparation and filing. Our professional tax offerings include Lacerte, ProSeries, and ProConnect Tax Online in the U.S., and ProFile and ProTax Online in Canada.

All of our segments operate primarily in the United States and sell primarily to customers in the United States. Total international net revenue was less than 5% of consolidated total net revenue for the twelve months ended July 31, 2021, 2020 and 2019.
For our Small Business & Self-Employed, Consumer, and ProConnect reportable segments, we include expenses such as corporate selling and marketing, product development and general and administrative, which are not allocated to specific segments, in unallocated corporate items as part of other corporate expenses. For our Credit Karma reportable segment, segment expenses include all direct expenses related to selling and marketing, product development, and general and administrative. Unallocated corporate items for all segments include share-based compensation, amortization of acquired technology, amortization of other acquired intangible assets, and goodwill and intangible asset impairment charges.
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

Intuit Fiscal 2021 Form 10-K	94

Tables of Contents
The following table shows our financial results by reportable segment for the periods indicated.

	Twelve Months Ended July 31,
(In millions)	2021	2020	2019
Net revenue:
Small Business & Self-Employed	$4,688	$4,050	$3,533
Consumer	3,563	3,136	2,775
Credit Karma	865	—	—
ProConnect	517	493	476
Total net revenue	$9,633	$7,679	$6,784

Operating income:
Small Business & Self-Employed	$2,590	$2,091	$1,722
Consumer	2,237	2,063	1,820
Credit Karma	182	—	—
ProConnect	372	346	330
Total segment operating income	5,381	4,500	3,872
Unallocated corporate items:
Share-based compensation expense	(753)	(435)	(401)
Other corporate expenses	(1,932)	(1,861)	(1,591)
Amortization of acquired technology	(50)	(22)	(20)
Amortization of other acquired intangible assets	(146)	(6)	(6)
Total unallocated corporate items	(2,881)	(2,324)	(2,018)
Total operating income	$2,500	$2,176	$1,854

Revenue classified by significant product and service offerings was as follows:

	Twelve Months Ended July 31,
(In millions)	2021	2020	2019
Net revenue:
QuickBooks Online Accounting	$1,699	$1,354	$980
Online Services	1,051	828	683
Total Online Ecosystem	2,750	2,182	1,663
QuickBooks Desktop Accounting	789	755	732
Desktop Services and Supplies	1,149	1,113	1,138
Total Desktop Ecosystem	1,938	1,868	1,870
Small Business & Self-Employed	4,688	4,050	3,533
Consumer	3,563	3,136	2,775
Credit Karma	865	—	—
ProConnect	517	493	476
Total net revenue	$9,633	$7,679	$6,784
Revenue from our QuickBooks Desktop packaged software products was $133 million, $147 million, and $167 million for the twelve months ended July 31, 2021, 2020, and 2019, respectively. These amounts are included in the QuickBooks Desktop Accounting revenue presented in the table above.
Credit Karma revenue is primarily generated from cost-per-action transactions which are related to credit card issuances and personal loan funding.

Intuit Fiscal 2021 Form 10-K	95

Tables of Contents

INTUIT INC. SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(In millions)	Beginning Balance	Additions Charged to Expense/ Revenue	Deductions	Ending Balance
Year ended July 31, 2021
Allowance for doubtful accounts	$12	$92	$(8)	$96
Reserve for returns and credits	24	168	(171)	21
Reserve for promotional discounts and rebates	11	62	(63)	10

Year ended July 31, 2020
Allowance for doubtful accounts	$3	$68	$(59)	$12
Reserve for returns and credits	24	170	(170)	24
Reserve for promotional discounts and rebates	11	73	(73)	11

Year ended July 31, 2019
Allowance for doubtful accounts	$5	$59	$(61)	$3
Reserve for returns and credits	17	190	(183)	24
Reserve for promotional discounts and rebates	10	92	(91)	11

Intuit Fiscal 2021 Form 10-K	96

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
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of July 31, 2021 based on the guidelines established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In accordance with guidance issued by the Securities and Exchange Commission, companies are permitted to exclude acquisitions from their final assessment of internal control over financial reporting for the first fiscal year in which the acquisition occurred. Our management’s evaluation of internal control over financial reporting excluded the internal control activities of Credit Karma, which we acquired on December 3, 2020, as discussed in Note 6, “Business Combinations”, of the Notes to the Consolidated Financial Statements. We have included the financial results of this acquisition in the consolidated financial statements from the date of acquisition. Total revenue and net income subject to Credit Karma’s internal control over financial reporting represented nine percent of both our consolidated total revenues and net income for the fiscal year ended July 31, 2021. Total assets and net assets subject to Credit Karma’s internal control over financial reporting represent approximately nine percent of both our consolidated total assets and net assets, excluding acquisition fair value adjustments, as of July 31, 2021.
Based on the results of our evaluation, our management has concluded that our internal control over financial reporting was effective as of July 31, 2021 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. We reviewed the results of management’s assessment with the Audit and Risk Committee of Intuit’s Board of Directors.
Ernst & Young LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of July 31, 2021. Their report is included in Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
Except as noted above, there was no change in our internal control over financial reporting during the period ended July 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Intuit Fiscal 2021 Form 10-K	97

Tables of Contents

ITEM 9B - OTHER INFORMATION
None.

ITEM 9C - DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

Intuit Fiscal 2021 Form 10-K	98

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
The other information required by this Item 10 regarding directors is incorporated by reference from the information contained in our Proxy Statement to be filed with the U.S. Securities and Exchange Commission in connection with the solicitation of proxies for our 2022 Annual Meeting of Stockholders (the “2022 Proxy Statement”) under the sections entitled “Proposal No. 1 - Election of Directors – Our Board Nominees,” and “Corporate Governance.” Certain information required by this Item 10 regarding executive officers is set forth in Item 1 of Part I of this Report under the heading “Information about our Executive Officers.”

ITEM 11 - EXECUTIVE COMPENSATION
The information required by this Item 11 is incorporated by reference from the information contained in our 2022 Proxy Statement under the sections entitled “Corporate Governance – Compensation Committee Interlocks and Insider Participation,” “Director Compensation,” “Equity Compensation Plan Information,” and “Executive Compensation Tables.”

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item 12 is incorporated by reference from the information contained in our 2022 Proxy Statement under the sections entitled “Stock Ownership Information” and “Executive Compensation Tables.”

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item 13 is incorporated by reference from the information contained in our 2022 Proxy Statement under the sections entitled “Corporate Governance – Director Independence” and “Transactions with Related Persons.”

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICE
The information required by this Item 14 is incorporated by reference from the information contained in our 2022 Proxy Statement under the section entitled “Proposal No. 3 – Ratification of Selection of Independent Registered Public Accounting Firm.”

Intuit Fiscal 2021 Form 10-K	99

Tables of Contents
PART IV

ITEM 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)The following documents are filed as part of this report:
1.Financial Statements – See Index to Consolidated Financial Statements in Part II, Item 8.
2.Financial Statement Schedules – See Index to Consolidated Financial Statements in Part II, Item 8.
3.Exhibits

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

10.03+
Forms of Equity Grant Agreements: Executive Chairman Non-Qualified Stock Option; Executive Chairman Service-Based Restricted Stock Unit; Executive Chairman Performance-Based Restricted stock Unit; CEO Performance-Based Restricted Stock Unit; Executive Performance-Based Restricted Stock Unit; Service-Based Restricted Stock Unit (non-focal)
X

10.04+
Forms of Equity Grant Agreements: Executive Chair and EVP Service-Based Restricted Stock Unit; Executive Chair and EVP TSR Performance-Based Restricted Stock Unit; CEO Service-Based Restricted Stock Unit; CEO TSR Performance-Based Restricted Stock Unit
			10-K	8/31/2020

10.05+	Forms of Equity Grant Agreements: Executive Chair and EVP Restricted Stock Unit, and CEO Restricted Stock Unit		10-K	8/30/2019

10.06+	Form of Executive Chair Restricted Stock Unit Agreement - service-based vesting		10-Q	2/22/2019

Intuit Fiscal 2021 Form 10-K	100

Tables of Contents

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference Form/File No.	Date
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
			10-K	9/1/2016

10.10+	Form of Amended and Restated 2005 Equity Incentive Plan Non-Qualified Stock Option Grant Agreement: New Hire, Promotion, Retention or Focal Grant		10-K	9/13/2013

10.11+	Credit Karma, Inc. 2015 Equity Incentive Plan, as amended		S-8 333-251096	12/3/2020

10.12+	Form of Restricted Stock Unit Agreement under the Credit Karma, Inc. 2015 Equity Incentive Plan		S-8 333-251096	12/3/2020

10.13+	Form of Restricted Stock Unit Agreement under the Credit Karma, Inc. 2015 Equity Incentive Plan		S-8 333-251096	12/3/2020

10.14+	Form of Restricted Stock Unit Agreement under the Credit Karma, Inc. 2015 Equity Incentive Plan		S-8 333-251096	12/3/2020

10.15+	Description of Non-Employee Director Compensation, approved October 31, 2018 and effective January 17, 2019		10-Q	11/20/2018

10.16+	Description of Non-Employee Director Compensation, approved October 19, 2017 and effective January 18, 2018		10-Q	11/20/2017

10.17+	Non-employee Director Compensation Program, effective January 21, 2016		10-Q	2/25/2016

10.18+	Forms of Non-employee Director Restricted Stock Unit Agreements		10-Q	11/20/2017

10.19+	Form of Director Restricted Stock Units Conversion Grant Agreement		10-Q	3/1/2013

10.20+	Fourth Amended and Restated Management Stock Purchase Program		10-Q	2/22/2019

10.21+	Form of Restricted Stock Unit Grant Agreement for MSPP Purchased Award		10-K	9/13/2012

10.22+	Form of Restricted Stock Unit Grant Agreement for MSPP Matching Award		10-K	9/13/2012

10.23+	Intuit Executive Relocation Policy		10-K	8/31/2018

10.24+	Intuit Inc. Non-qualified Deferred Compensation Plan, effective January 1, 2009		10-Q	11/20/2017

Intuit Fiscal 2021 Form 10-K	101

Tables of Contents

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference Form/File No.	Date
10.25+	Intuit Inc. 2005 Executive Deferred Compensation Plan, effective January 1, 2005		10-Q	12/10/2004

10.26+	Intuit Executive Deferred Compensation Plan, effective March 15, 2002		10-Q	5/31/2002

10.27+	Amended and Restated Intuit Inc. Performance Incentive Plan, adopted October 28, 2020		10-Q	11/19/2020

10.28+	Form of Indemnification Agreement entered into by Intuit with each of its directors and certain officers		10-Q	2/23/2017

10.29+	Letter regarding Terms of Employment by and between Intuit Inc. and Michelle Clatterbuck dated January 19, 2018		8-K	1/23/2018

10.30+	Letter Regarding Terms of Employment by and between Intuit Inc. and Sasan Goodarzi, dated November 15, 2018		10-Q	11/20/2018

10.31+	Letter regarding Terms of Employment by and between Intuit Inc. and Gregory N. Johnson dated August 1, 2018		10-K	8/30/2019

10.32+	Employment memo dated November 7, 2018 to J. Alexander Chriss dated November 7, 2018 and effective January 1, 2019.		10-K	8/30/2019

10.33+	Employment memo dated November 7, 2018 to Marianna Tessel and effective January 1, 2019		10-K	8/31/2020

10.34
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
			10-K	8/30/2019

10.35#	Master Services Agreement between Intuit and Arvato Services, Inc., dated May 28, 2003		10-K	9/19/2003

10.36	Second Amendment to Master Service Agreement between Intuit and Arvato Services, Inc., effective May 29, 2007		10-K	9/14/2007

10.37#	Amendment 3 to Master Services Agreement between Intuit and Arvato Services, Inc., effective April 1, 2008		10-Q	5/30/2008

10.38#	Amendment 5 to the Master Services Agreement between Intuit and Arvato Digital Services LLC effective August 19, 2010		10-Q	12/6/2010

10.39	Amended and Restated Amendment Seven to the Master Service Agreement by and between Intuit and Arvato Digital Services effective September 1, 2013		10-Q	11/22/2013

10.40	Amendment 8 to the Master Services Agreement between Intuit and Arvato Digital Services LLC effective August 1, 2014		10-K	9/12/2014

10.41	Lease Agreement dated as of July 31, 2003 between Intuit and Charleston Properties for 2475, 2500, 2525, 2535 and 2550 Garcia Avenue, Mountain View, CA		10-K	9/19/2003

10.42	Lease Agreement dated as of July 31, 2003 between Intuit and Charleston Properties for 2650, 2675, 2700 and 2750 Coast Avenue and 2600 Casey Avenue, Mountain View, California		10-K	9/19/2003

10.43	Second Amendment to Lease Agreement Phase 1, effective January 1, 2011, between Intuit Inc. and Charleston Properties		10-Q	3/1/2011

Intuit Fiscal 2021 Form 10-K	102

Tables of Contents

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference Form/File No.	Date

10.44	Third Amendment to Lease Agreement Phase 2, effective January 1, 2011, between Intuit Inc. and Charleston Properties		10-Q	3/1/2011

21.01	List of Intuit’s Subsidiaries	X

23.01	Consent of Independent Registered Public Accounting Firm	X

24.01	Power of Attorney (see signature page)	X

31.01	Certification of Chief Executive Officer	X

31.02	Certification of Chief Financial Officer	X

32.01*	Section 1350 Certification (Chief Executive Officer)	X

32.02*	Section 1350 Certification (Chief Financial Officer)	X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X

101.SCH	XBRL Taxonomy Extension Schema	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X
______________________

+	Indicates a management contract or compensatory plan or arrangement.
#	We have requested confidential treatment for certain portions of this document pursuant to an application for confidential treatment sent to the Securities and Exchange Commission (SEC). We omitted such portions from this filing and filed them separately with the SEC.
*	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Intuit specifically incorporates it by reference.

ITEM 16 - FORM 10-K SUMMARY

None.

Intuit Fiscal 2021 Form 10-K	103

Tables of Contents

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

INTUIT INC.
Dated:	September 8, 2021	By:	/s/ MICHELLE M. CLATTERBUCK
Michelle M. Clatterbuck
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Intuit Fiscal 2021 Form 10-K	104

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

Intuit Fiscal 2021 Form 10-K	105

Tables of Contents

Name	Title	Date
Principal Executive Officer:
/s/ SASAN K. GOODARZI	President, Chief Executive Officer and Director	September 8, 2021
Sasan K. Goodarzi

Principal Financial Officer:
/s/ MICHELLE M. CLATTERBUCK	Executive Vice President and Chief Financial Officer	September 8, 2021
Michelle M. Clatterbuck

Principal Accounting Officer:
/s/ MARK J. FLOURNOY	Senior Vice President and Chief Accounting Officer	September 8, 2021
Mark J. Flournoy

Additional Directors:
/s/ EVE BURTON	Director	September 8, 2021
Eve Burton

/s/ SCOTT D. COOK	Director	September 8, 2021
Scott D. Cook

/s/ RICHARD DALZELL	Director	September 8, 2021
Richard Dalzell

/s/ TEKEDRA MAWAKANA	Director	September 8, 2021
Tekedra Mawakana

/s/ DEBORAH LIU	Director	September 8, 2021
Deborah Liu

/s/ SUZANNE NORA JOHNSON	Director	September 8, 2021
Suzanne Nora Johnson

/s/ DENNIS D. POWELL	Director	September 8, 2021
Dennis D. Powell

/s/ BRAD D. SMITH	Chairman of the Board of Directors	September 8, 2021
Brad D. Smith

/s/ THOMAS SZKUTAK	Director	September 8, 2021
Thomas Szkutak

/s/ RAUL VAZQUEZ	Director	September 8, 2021
Raul Vazquez

/s/ JEFF WEINER	Director	September 8, 2021
Jeff Weiner

Intuit Fiscal 2021 Form 10-K	106