Form 10-Q
period 2021-10-31
INTUIT INC
filed 2021-11-18
CIK 896878

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended October 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 283,168,410 shares of Common Stock, $0.01 par value, were outstanding at November 12, 2021.

INTUIT INC. FORM 10-Q INDEX
Intuit, QuickBooks, TurboTax, Mint and Credit Karma, among others, are registered trademarks and/or registered service marks of Intuit Inc., or one of its subsidiaries, in the United States and other countries. Other parties’ marks are the property of their respective owners.

Intuit Q1 Fiscal 2022 Form 10-Q	2

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
•our belief that the credit facilities will be available to us should we choose to borrow under them
•our expectations regarding acquisitions and their impact on business and strategic priorities; and
•our assessments and beliefs regarding the future developments and outcomes of pending legal proceedings and inquiries by regulatory authorities, the liability, if any, that Intuit may incur as a result of those proceedings and inquiries, and the impact of any potential losses or expenses associated with such proceedings or inquiries on our financial statements.
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

Intuit Q1 Fiscal 2022 Form 10-Q	3

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

INTUIT INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended
(In millions, except per share amounts)	October 31, 2021	October 31, 2020
Net revenue:
Product	$397	$367
Service and other	1,610	956
Total net revenue	2,007	1,323
Costs and expenses:
Cost of revenue:
Cost of product revenue	15	15
Cost of service and other revenue	387	234
Amortization of acquired technology	15	7
Selling and marketing	550	362
Research and development	530	325
General and administrative	262	169
Amortization of other acquired intangible assets	53	2
Total costs and expenses	1,812	1,114
Operating income	195	209
Interest expense	(7)	(8)
Interest and other income, net	50	9
Income before income taxes	238	210
Income tax provision	10	12
Net income	$228	$198

Basic net income per share	$0.84	$0.75
Shares used in basic per share calculations	273	263

Diluted net income per share	$0.82	$0.75
Shares used in diluted per share calculations	277	265

Cash dividends declared per common share	$0.68	$0.59
See accompanying notes.

Intuit Q1 Fiscal 2022 Form 10-Q	4

INTUIT INC. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended
(In millions)	October 31, 2021	October 31, 2020

Net income	$228	$198
Other comprehensive income (loss), net of income taxes:
Unrealized loss on available-for-sale debt securities	(4)	(1)
Foreign currency translation loss	(1)	(2)
Total other comprehensive loss, net	(5)	(3)
Comprehensive income	$223	$195
See accompanying notes.

Intuit Q1 Fiscal 2022 Form 10-Q	5

INTUIT INC. CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(In millions)	October 31, 2021	July 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$2,864	$2,562
Investments	386	1,308
Accounts receivable, net	411	391
Income taxes receivable	111	123
Prepaid expenses and other current assets	409	316
Current assets before funds held for customers	4,181	4,700
Funds held for customers	306	457
Total current assets	4,487	5,157
Long-term investments	84	43
Property and equipment, net	789	780
Operating lease right-of-use assets	405	380
Goodwill	5,613	5,613
Acquired intangible assets, net	3,195	3,252
Long-term deferred income taxes	8	8
Other assets	289	283
Total assets	$14,870	$15,516

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$531	$623
Accrued compensation and related liabilities	316	530
Deferred revenue	600	684
Other current liabilities	385	361
Current liabilities before customer fund deposits	1,832	2,198
Customer fund deposits	306	457
Total current liabilities	2,138	2,655
Long-term debt	2,037	2,034
Long-term deferred income tax liabilities	508	525
Operating lease liabilities	403	380
Other long-term obligations	51	53
Total liabilities	5,137	5,647
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock and additional paid-in capital	10,718	10,548
Treasury stock, at cost	(13,289)	(12,951)
Accumulated other comprehensive loss	(29)	(24)
Retained earnings	12,333	12,296
Total stockholders’ equity	9,733	9,869
Total liabilities and stockholders’ equity	$14,870	$15,516
See accompanying notes

Intuit Q1 Fiscal 2022 Form 10-Q	6

.

INTUIT INC. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)

	Three Months Ended October 31, 2021
(In millions, except shares in thousands)	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
Balance at July 31, 2021	273,235	$10,548	$(12,951)	$(24)	$12,296	$9,869
Comprehensive income	—	—	—	(5)	228	223
Issuance of stock under employee stock plans, net of shares withheld for employee taxes	593	(111)	—	—	—	(111)
Stock repurchases under stock repurchase programs	(606)	—	(338)	—	—	(338)
Dividends and dividend rights declared ($0.68 per share)	—	—	—	—	(191)	(191)
Share-based compensation expense	—	281	—	—	—	281
Balance at October 31, 2021	273,222	$10,718	$(13,289)	$(29)	$12,333	$9,733

	Three Months Ended October 31, 2020
(In millions, except shares in thousands)	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
Balance at July 31, 2020	261,740	$6,182	$(11,929)	$(32)	$10,885	$5,106
Comprehensive income	—	—	—	(3)	198	195
Issuance of stock under employee stock plans, net of shares withheld for employee taxes	967	(11)		—	—	(11)
Dividends and dividend rights declared ($0.59 per share)	—	—	—	—	(157)	(157)
Share-based compensation expense	—	112	—	—	—	112
Balance at October 31, 2020	262,707	$6,283	$(11,929)	$(35)	$10,926	$5,245

See accompanying notes.

Intuit Q1 Fiscal 2022 Form 10-Q	7

INTUIT INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended
(In millions)	October 31, 2021	October 31, 2020
Cash flows from operating activities:
Net income	$228	$198
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	45	37
Amortization of acquired intangible assets	69	9
Non-cash operating lease cost	18	13
Share-based compensation expense	280	111
Deferred income taxes	(16)	17
Other	(35)	(16)
Total adjustments	361	171
Originations of loans held for sale	—	(43)
Sale and principal payments of loans held for sale	—	147
Changes in operating assets and liabilities:
Accounts receivable	(21)	47
Income taxes receivable	11	(17)
Prepaid expenses and other assets	(31)	(38)
Accounts payable	(107)	(58)
Accrued compensation and related liabilities	(212)	(248)
Deferred revenue	(86)	(85)
Operating lease liabilities	(18)	(12)
Other liabilities	20	(17)
Total changes in operating assets and liabilities	(444)	(428)
Net cash provided by operating activities	145	45
Cash flows from investing activities:
Purchases of corporate and customer fund investments	(257)	(198)
Sales of corporate and customer fund investments	1,053	30
Maturities of corporate and customer fund investments	123	156
Purchases of property and equipment	(42)	(38)
Acquisitions of businesses, net of cash acquired	—	(85)
Originations of term loans to small businesses	(125)	(11)
Principal repayments of term loans from small businesses	72	29
Other	(28)	(13)
Net cash provided by (used in) investing activities	796	(130)
Cash flows from financing activities:
Repayments on borrowings under unsecured revolving credit facility	—	(1,000)
Proceeds from borrowings under secured revolving credit facility	2	—
Repayment of debt	—	(13)
Proceeds from issuance of stock under employee stock plans	55	88
Payments for employee taxes withheld upon vesting of restricted stock units	(167)	(99)
Cash paid for purchases of treasury stock	(335)	—
Dividends and dividend rights paid	(190)	(158)
Net change in customer fund deposits	(151)	29
Net cash used in financing activities	(786)	(1,153)

Intuit Q1 Fiscal 2022 Form 10-Q	8

Effect of exchange rates on cash, cash equivalents, restricted cash, and restricted cash equivalents	(2)	(1)
Net increase (decrease) in cash, cash equivalents, restricted cash, and restricted cash equivalents	153	(1,239)
Cash, cash equivalents, restricted cash, and restricted cash equivalents at beginning of period	2,819	6,697
Cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period	$2,972	$5,458

Reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents reported within the condensed consolidated balance sheets to the total amounts reported on the condensed consolidated statements of cash flows
Cash and cash equivalents	$2,864	$5,174
Restricted cash and restricted cash equivalents included in funds held for customers	108	284
Total cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period	$2,972	$5,458
See accompanying notes.

Intuit Q1 Fiscal 2022 Form 10-Q	9

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
Our flagship brands, TurboTax, QuickBooks and Mint help customers run their small businesses, pay employees and send invoices, separate business and personal expenses, track their money, and file income taxes. Credit Karma is a consumer technology platform that enables us to provide personalized financial offers to members including credit cards, loans, insurance, and savings and checking accounts through an FDIC member bank partner. ProSeries and Lacerte are our leading tax preparation offerings for professional accountants. Incorporated in 1984 and headquartered in Mountain View, California, we sell our products and services primarily in the United States.

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
We acquired Credit Karma, Inc. (Credit Karma) in the second quarter of fiscal 2021. We have included the results of operations for Credit Karma in our condensed consolidated statements of operations from the date of acquisition. There have been no material adjustments to the purchase price allocation from those disclosed in our Annual Report on Form 10-K for the fiscal year ended July 31, 2021. Credit Karma operates as a separate reportable segment. See Note 11, "Segment Information," for more information.
These unaudited condensed consolidated financial statements and accompanying notes should be read together with the audited consolidated financial statements in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2021. Results for the three months ended October 31, 2021 do not necessarily indicate the results we expect for the fiscal year ending July 31, 2022 or any other future period.

Seasonality
Our Consumer and ProConnect offerings have a significant and distinct seasonal pattern as sales and revenue from our income tax preparation products and services are heavily concentrated in the period from November through April. Typically, returns are accepted by the IRS starting in January and the tax filing deadline ends in April. This seasonal pattern results in higher net revenues during our second and third quarters ending January 31 and April 30, respectively. However, in fiscal 2021 the IRS began accepting returns on February 12, 2021 and the tax filing deadline was extended to May 17, 2021. These changes to the fiscal 2021 tax filing season impacted our second and third quarter financial results.

Significant Accounting Policies
We describe our significant accounting policies in Note 1 to the financial statements in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2021. There have been no changes to our significant accounting policies during the first three months of fiscal 2022.

Intuit Q1 Fiscal 2022 Form 10-Q	10

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

Intuit Q1 Fiscal 2022 Form 10-Q	11

The following table presents the composition of shares used in the computation of basic and diluted net income per share for the periods indicated.

	Three Months Ended
(In millions, except per share amounts)	October 31, 2021	October 31, 2020
Numerator:
Net income	$228	$198

Denominator:
Shares used in basic per share amounts:
Weighted average common shares outstanding	273	263

Shares used in diluted per share amounts:
Weighted average common shares outstanding	273	263
Dilutive common equivalent shares from stock options
and restricted stock awards	4	2
Dilutive weighted average common shares outstanding	277	265

Basic and diluted net income per share:
Basic net income per share	$0.84	$0.75

Diluted net income per share	$0.82	$0.75

Shares excluded from diluted net income per share:
Weighted average stock options and restricted stock units that have been excluded from dilutive common equivalent shares outstanding due to their anti-dilutive effect	—	1

Deferred Revenue
We record deferred revenue when we have entered into a contract with a customer and cash payments are received or due prior to transfer of control or satisfaction of the related performance obligation. During the three months ended October 31, 2021, we recognized revenue of $421 million that was included in deferred revenue at July 31, 2021. During the three months ended October 31, 2020, we recognized revenue of $399 million that was included in deferred revenue at July 31, 2020.
Our performance obligations are generally satisfied within 12 months of the initial contract date. As of October 31, 2021 and July 31, 2021, the deferred revenue balance related to performance obligations that will be satisfied after 12 months was $6 million and $8 million, respectively, and is included in other long-term obligations on our condensed consolidated balance sheets.

Notes Receivable and Allowances for Loan Losses
Notes receivable held for investment consist of term loans to small businesses and are included in prepaid expenses and other current assets and other assets on our condensed consolidated balance sheets. As of October 31, 2021 and July 31, 2021, the notes receivable balances were $190 million and $139 million, respectively, and the allowances for loan losses were not material. The term loans are not secured and are recorded at amortized cost, net of allowances for loan losses. We maintain an allowance for loan losses to reserve for potentially uncollectible notes receivable. We evaluate the creditworthiness of our term loan portfolio on an individual loan basis, based on a data analytics risk model that evaluates trends related to revenue, debt payments and negative events in the previous 12 months and applies a loss rate at the time of loan origination. The average is then applied against the outstanding portfolio. The loss rate and underlying model are updated periodically to reflect actual loan performance and changes in assumptions. We make judgments about the known and inherent risks in the loan portfolio, adverse situations that may affect borrowers’ ability to repay and current economic conditions. When we determine that amounts are uncollectible, we write them off against the allowance.

Concentration of Credit Risk and Significant Customers
No customer accounted for 10% or more of total net revenue in the three or three months ended October 31, 2021 or October 31, 2020. No customer accounted for 10% or more of gross accounts receivable at October 31, 2021 or July 31, 2021.

Accounting Standards Not Yet Adopted
Business Combinations - In October 2021 the FASB issued ASU 2021-08, “Business Combinations—Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (Topic 805).” This standard requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities from acquired contracts using the revenue

Intuit Q1 Fiscal 2022 Form 10-Q	12

recognition guidance under Accounting Standards Codification Topic 606 in order to align the recognition of a contract liability with the definition of a performance obligation. This approach differs from the current requirement to measure contract assets and contract liabilities acquired in a business combination at fair value. The standard is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted. We elected to early adopt this standard in the second quarter of our fiscal year that began August 1, 2021. We do not expect the adoption of ASU 2021-08 to have a material impact on our consolidated financial statements.
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

	October 31, 2021			July 31, 2021
(In millions)	Level 1	Level 2	Total Fair Value	Level 1	Level 2	Total Fair Value
Assets:
Cash equivalents, primarily money market funds and time deposits	$696	$—	$696	$1,660	$—	$1,660
Available-for-sale debt securities:
Municipal bonds	—	—	—	—	38	38
Corporate notes	—	544	544	—	1,400	1,400
U.S. agency securities	—	40	40	—	70	70
Total available-for-sale debt securities	—	584	584	—	1,508	1,508
Total assets measured at fair value on a recurring basis	$696	$584	$1,280	$1,660	$1,508	$3,168
Liabilities:
Senior unsecured notes(1)	$—	$1,972	$1,972	$—	$1,986	$1,986
(1) Carrying value on our balance sheets at each October 31, 2021 and July 31, 2021 was $1.99 billion. See Note 6, “Long-Term Obligations and Commitments,” for more information.

Intuit Q1 Fiscal 2022 Form 10-Q	13

The following table summarizes our cash equivalents and available-for-sale debt securities by balance sheet classification and level in the fair value hierarchy at the dates indicated.

	October 31, 2021			July 31, 2021
(In millions)	Level 1	Level 2	Total Fair Value	Level 1	Level 2	Total Fair Value
Cash equivalents:
In cash and cash equivalents	$696	$—	$696	$1,660	$—	$1,660
Available-for-sale debt securities:
In investments	$—	$386	$386	$—	$1,308	$1,308
In funds held for customers	—	198	198	—	200	200
Total available-for-sale debt securities	$—	$584	$584	$—	$1,508	$1,508
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
There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the three months ended October 31, 2021.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
Long-term investments represent non-marketable equity securities in privately held companies that do not have a readily determinable fair value. They are accounted for at cost and adjusted based on observable price changes from orderly transactions for identical or similar investments of the same issuer or impairment. These investments are classified as Level 3 in the fair value hierarchy because we estimate the value based on valuation methods which may include a combination of the observable transaction price at the transaction date and other unobservable inputs including volatility, rights, and obligations of the investments we hold. We recognized $46 million and $8 million of upward adjustments during the three months ended October 31, 2021 and October 31, 2020, respectively. Impairments recognized during the three months ended October 31, 2021 and October 31, 2020 were immaterial. Cumulative upward adjustments were $63 million and cumulative impairments were immaterial through October 31, 2021 for measurement alternative investments held as of October 31, 2021. As of October 31, 2021 and July 31, 2021, the carrying value of long-term investments was $84 million and $43 million, respectively.

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

Intuit Q1 Fiscal 2022 Form 10-Q	14

The following table summarizes our cash and cash equivalents, investments, and funds held for customers by balance sheet classification at the dates indicated.

	October 31, 2021		July 31, 2021
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Classification on condensed consolidated balance sheets:
Cash and cash equivalents	$2,864	$2,864	$2,562	$2,562
Investments	387	386	1,305	1,308
Funds held for customers	307	306	456	457
Total cash and cash equivalents, investments, and funds held for customers	$3,558	$3,556	$4,323	$4,327
The following table summarizes our cash and cash equivalents, investments, and funds held for customers by investment category at the dates indicated.

	October 31, 2021		July 31, 2021
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Type of issue:
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$2,972	$2,972	$2,819	$2,819
Available-for-sale debt securities:
Municipal bonds	—	—	37	38
Corporate notes	546	544	1,397	1,400
U.S. agency securities	40	40	70	70
Total available-for-sale debt securities	586	584	1,504	1,508
Total cash, cash equivalents, restricted cash, restricted cash equivalents, and investments	$3,558	$3,556	$4,323	$4,327
We use the specific identification method to compute gains and losses on investments. We include realized gains and losses on our available-for-sale debt securities in interest and other income on our condensed consolidated statements of operations. Gross realized gains and losses on our available-for-sale debt securities for the three months ended October 31, 2021 and October 31, 2020 were not significant.
We accumulate unrealized gains and losses on our available-for-sale debt securities, net of tax, in accumulated other comprehensive income or loss in the stockholders’ equity section of our condensed consolidated balance sheets, except for certain unrealized losses described below. Gross unrealized gains and losses on our available-for-sale debt securities at October 31, 2021 and July 31, 2021 were not significant.
For available-for sale debt securities in an unrealized loss position, we determine whether a credit loss exists. The estimate of the credit loss is determined by considering available information relevant to the collectibility of the security and information about past events, current conditions, and reasonable and supportable forecasts. The allowance for credit loss is recorded to interest and other income on our condensed consolidated statement of operations, not to exceed the amount of the unrealized loss. Any excess unrealized loss greater than the credit loss at a security level is recognized in accumulated other comprehensive income or loss in the stockholders' equity section of our condensed consolidated balance sheets. We determined there were no credit losses related to available-for-sale securities as of October 31, 2021. Unrealized losses on available-for-sale debt securities at October 31, 2021 were not significant. We do not intend to sell these investments. In addition, it is more likely than not that we will not be required to sell them before recovery of the amortized cost basis, which may be at maturity.

Intuit Q1 Fiscal 2022 Form 10-Q	15

The following table summarizes our available-for-sale debt securities, included in investments and funds held for customers, classified by the stated maturity date of the security at the dates indicated.

	October 31, 2021		July 31, 2021
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$154	$154	$551	$553
Due within two years	300	299	550	551
Due within three years	132	131	398	398
Due after three years	—	—	5	6
Total available-for-sale debt securities	$586	$584	$1,504	$1,508

The following table summarizes our funds held for customers by investment category at the dates indicated.

(In millions)	October 31, 2021	July 31, 2021
Restricted cash and restricted cash equivalents	$108	$257
Restricted available-for-sale debt securities	198	200
Total funds held for customers	$306	$457

(In millions)	October 31, 2020	July 31, 2020
Restricted cash and restricted cash equivalents	$284	$255
Restricted available-for-sale debt securities	200	200
Total funds held for customers	$484	$455

4. Acquired Intangible Assets
The following table shows the cost, accumulated amortization and weighted average life in years for our acquired intangible assets at the dates indicated. The weighted average lives are calculated for assets that are not fully amortized.

(Dollars in millions)	Customer Lists / User Relationships	Purchased Technology	Trade Names and Logos	Covenants Not to Compete or Sue	Total

At October 31, 2021:
Cost	$3,038	$698	$400	$42	$4,178
Accumulated amortization	(424)	(470)	(48)	(41)	(983)
Acquired intangible assets, net	$2,614	$228	$352	$1	$3,195
Weighted average life in years	15	5	15	3	14

At July 31, 2021:
Cost	$3,038	$686	$400	$42	$4,166
Accumulated amortization	(377)	(455)	(41)	(41)	(914)
Acquired intangible assets, net	$2,661	$231	$359	$1	$3,252
Weighted average life in years	15	5	15	3	14

Intuit Q1 Fiscal 2022 Form 10-Q	16

The following table shows the expected future amortization expense for our acquired intangible assets at October 31, 2021. Amortization of purchased technology is charged to amortization of acquired technology in our consolidated statements of operations. Amortization of other acquired intangible assets such as customer lists is charged to amortization of other acquired intangible assets in our consolidated statements of operations. If impairment events occur, they could accelerate the timing of acquired intangible asset charges.

(In millions)	Expected Future Amortization Expense
Twelve months ending July 31,
2022 (excluding the three months ended October 31, 2021)	$208
2023	268
2024	252
2025	248
2026	247
Thereafter	1,972
Total expected future amortization expense	$3,195

5. Current Liabilities

Short-Term Debt
On May 2, 2019 we entered into an amended and restated credit agreement with certain institutional lenders with an aggregate principal amount of $1.4 billion, including a $1 billion unsecured revolving credit facility that matures on May 2, 2024 and a $400 million unsecured term loan that was due on February 1, 2021. On November 1, 2021 this agreement was terminated. See Note 12, "Subsequent Events" for more information.

Unsecured Revolving Credit Facility
The amended and restated credit agreement we entered into on May 2, 2019 includes a $1 billion unsecured revolving credit facility that will expire on May 2, 2024. Under this agreement we may, subject to certain customary conditions including lender approval, on one or more occasions increase commitments under the unsecured revolving credit facility in an amount not to exceed $250 million in the aggregate and may extend the maturity date up to two times. Advances under the unsecured revolving credit facility accrue interest at rates that are equal to, at our election, either Bank of America's alternate base rate plus a margin that ranges from 0.0% to 0.1% or the London Interbank Offered Rate (LIBOR) plus a margin that ranges from 0.69% to 1.1%. Actual margins under either election will be based on our senior debt credit ratings. The amended and restated credit agreement includes customary affirmative and negative covenants, including financial covenants that require us to maintain a ratio of total gross debt to annual earnings before interest, taxes, depreciation and amortization (EBITDA) of not greater than 3.25 to 1.00 as of any date and a ratio of annual EBITDA to annual interest expense of not less than 3.00 to 1.00 as of the last day of each fiscal quarter. As of October 31, 2021 we were compliant with all required covenants. We repaid the $1 billion that was outstanding as of July 31, 2020 under this unsecured revolving credit facility during the first quarter of fiscal 2021, and at October 31, 2021 no amounts were outstanding. We paid no interest on the unsecured revolving credit facility during the three months ended October 31, 2021 and $1 million during the three months ended October 31, 2020.

Term Loan
On February 1, 2021, we paid the $325 million remaining balance of the term loan upon maturity and at October 31, 2021, no amount was outstanding. The term loan accrued interest at rates that were equal to, at our election, either Bank of America's alternate base rate plus a margin that ranges from 0.0% to 0.125% or LIBOR plus a margin that ranges from 0.625% to 1.125%. Interest on the term loan was payable monthly. We paid no interest on the term loan during the three months ended October 31, 2021 and $1 million during the three months ended October 31, 2020. Under the amended and restated agreement we may, subject to certain customary conditions including lender approval, on one or more occasions increase commitments under the term loan in an amount not to exceed $400 million in the aggregate.

Intuit Q1 Fiscal 2022 Form 10-Q	17

Other Current Liabilities
Other current liabilities were as follows at the dates indicated:

(In millions)	October 31, 2021	July 31, 2021
Executive deferred compensation plan liabilities	$171	$153
Current portion of operating lease liabilities	67	66
Reserve for returns and credits	21	21
Amounts due for share repurchases	20	17
Accrued sales and property taxes	17	5
Merchant and consumer payments processing reserves	12	10
Reserve for promotional discounts and rebates	9	10
Current portion of dividend payable	9	9
Interest payable	7	1
Income taxes payable	3	3
Other	49	66
Total other current liabilities	$385	$361
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
The carrying value of the Notes was as follows at the dates indicated:

(In millions)	October 31, 2021	July 31, 2021	Effective Interest Rate
Senior unsecured notes issued June 2020:
0.650% notes due July 2023	$500	$500	0.837%
0.950% notes due July 2025	500	500	1.127%
1.350% notes due July 2027	500	500	1.486%
1.650% notes due July 2030	500	500	1.767%
Total senior unsecured notes	2,000	2,000
Unamortized discount and debt issuance costs	(13)	(14)
Net carrying value senior unsecured notes	$1,987	$1,986
Interest is payable semiannually on January 15 and July 15 of each year. The discount and debt issuance costs are amortized to interest expense over the term of the Notes under the effective interest method. We paid no interest on the Notes during each of the three months ended October 31, 2021 and 2020.
The Notes are senior unsecured obligations of Intuit and rank equally with all existing and future unsecured and unsubordinated indebtedness of Intuit and are redeemable by us at any time, subject to a make-whole premium. Upon the occurrence of change of control transactions that are accompanied by certain downgrades in the credit ratings of the Notes, we will be required to repurchase the Notes at a repurchase price equal to 101% of the aggregate outstanding principal plus any accrued and unpaid interest to but not including the date of repurchase. The indenture governing the Notes requires us to comply with certain covenants. For example, the Notes limit our ability to create certain liens and enter into sale and leaseback transactions. As of October 31, 2021 we were compliant with all covenants governing the Notes.

Intuit Q1 Fiscal 2022 Form 10-Q	18

Secured Revolving Credit Facility
On February 19, 2019 a subsidiary of Intuit entered into a $300 million secured revolving credit facility with a lender to fund a portion of our loans to qualified small businesses. The revolving credit facility is secured by cash and receivables of the subsidiary and is non-recourse to Intuit Inc. We have entered into several amendments to the secured revolving credit facility, most recently on July 16, 2021, primarily to extend the commitment term and maturity date. Under the amended agreement, $150 million of the facility is committed and $150 million is uncommitted. Advances accrue interest at LIBOR plus 1.5%. Unused portions of the committed credit facility accrue interest at a rate ranging from 0.25% to 0.75%, depending on the total unused committed balance. The commitment term is through July 17, 2023 and the final maturity date is January 17, 2024. The amended agreement allows for the transition of the benchmark interest rate used to calculate finance charges from LIBOR to the Secured Overnight Finance Rate (SOFR) plus related benchmark adjustments that represent the prevailing market convention for dollar-denominated syndicated credit facilities. The agreement includes certain affirmative and negative covenants, including financial covenants that require the subsidiary to maintain specified financial ratios. As of October 31, 2021 we were compliant with all required covenants. At October 31, 2021, $50 million was outstanding under this facility and the weighted-average interest rate was 2.63%, which includes the interest on the unused committed portion. The outstanding balance is secured by cash and receivables of the subsidiary totaling $232 million. Interest on the facility is payable monthly. We paid an immaterial amount of interest on the secured revolving credit facility during the three months ended October 31, 2021 and $1 million during the three months ended October 31, 2020.

Other Long-Term Obligations
Other long-term obligations were as follows at the dates indicated:

(In millions)	October 31, 2021	July 31, 2021
Income tax liabilities	$24	$24
Dividend payable	9	8
Deferred revenue	6	8
Other	12	13
Total long-term obligations	$51	$53

Unconditional Purchase Obligations
We describe our purchase obligations in Note 8 to the financial statements in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2021. In September 2021 we signed an agreement that includes non-cancellable commitments of $555 million through July 31, 2044 for an exclusive naming rights partnership with the Los Angeles Clippers for Intuit Dome, a new sports facility. The commitment is $1.5 million per year for the first three years and $27.5 million per year for the remainder of the agreement. There were no other significant changes in our purchase obligations during the three months ended October 31, 2021.
In November 2021 we amended an existing cloud services agreement for an additional five years. Under the amended agreement, we have an annual minimum commitment of $150 million per year and a total minimum purchase commitment of $1.2 billion over the five year contract term.

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
The components of lease expense were as follows:

	Three Months Ended
(In millions)	October 31, 2021	October 31, 2020
Operating lease cost (1)	$21	$15
Variable lease cost	3	3
Sublease income	(5)	(4)
Total net lease cost	$19	$14

Intuit Q1 Fiscal 2022 Form 10-Q	19

(1)    Includes short-term leases, which were not significant for each of the three months ended October 31, 2021 and 2020.
Supplemental cash flow information related to operating leases was as follows:

	Three Months Ended
(In millions)	October 31, 2021	October 31, 2020
Cash paid for amounts included in the measurement of operating lease liabilities	$24	$14
Right-of-use assets obtained in exchange for operating lease liabilities	$43	$19
Other information related to operating leases was as follows at the dates indicated:

	October 31, 2021	July 31, 2021
Weighted-average remaining lease term for operating leases	6.9 years	6.8 years
Weighted-average discount rate for operating leases	2.3%	2.3%
Future minimum lease payments under non-cancellable operating leases as of October 31, 2021 were as follows:

(In millions)	Operating Leases (1)
Fiscal year ending July 31,
2022 (excluding the three months ended October 31, 2021)	$55
2023	88
2024	84
2025	68
2026	49
Thereafter	164
Total future minimum lease payments	508
Less imputed interest	(38)
Present value of lease liabilities	$470
(1)    Non-cancellable sublease proceeds for the remainder of the fiscal year ending July 31, 2022 and the fiscal years ending July 31, 2023, 2024, and 2025, of $13 million, $11 million, $8 million, and $4 million, respectively, are not included in the table above.
Supplemental balance sheet information related to operating leases was as follows at the dates indicated:

(In millions)	October 31, 2021	July 31, 2021

Operating lease right-of-use assets	$405	$380

Other current liabilities	$67	$66
Operating lease liabilities	403	380
Total operating lease liabilities	$470	$446

8. Income Taxes

Effective Tax Rate
We compute our provision for or benefit from income taxes by applying the estimated annual effective tax rate to income or loss from recurring operations and adding the effects of any discrete income tax items specific to the period.
We recognized excess tax benefits on share-based compensation of $47 million and $52 million in our provision for income taxes for the three months ended October 31, 2021 and 2020, respectively.

Intuit Q1 Fiscal 2022 Form 10-Q	20

Our effective tax rate for the three months ended October 31, 2021 was approximately 4%. Excluding discrete tax items primarily related to share-based compensation tax benefits mentioned above, our effective tax rate was 25%. The difference from the federal statutory rate of 21% was primarily due to state income taxes and non-deductible share-based compensation, which were partially offset by the tax benefit we received from the federal research and experimentation credit.
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

Unrecognized Tax Benefits and Other Considerations
The total amount of our unrecognized tax benefits at July 31, 2021 was $190 million. If we were to recognize these net benefits, our income tax expense would reflect a favorable net impact of $109 million. There were no material changes to these amounts during the three months ended October 31, 2021. We do not believe that it is reasonably possible that there will be a significant increase or decrease in our unrecognized tax benefits over the next 12 months.
We have offset a $75 million long-term liability for uncertain tax positions against our long-term income tax receivable at October 31, 2021 and July 31, 2021. The long-term income tax receivable at October 31, 2021 and July 31, 2021 was primarily related to the government’s approval of a method of accounting change request for fiscal 2018 and a refund claim related to Credit Karma’s alternative minimum tax credit that was recorded as part of the acquisition.

9. Stockholders’ Equity

Stock Repurchase Programs and Treasury Shares
Intuit’s Board of Directors has authorized a series of common stock repurchase programs. Shares of common stock repurchased under these programs become treasury shares. We repurchased 606,000 shares for $338 million under these programs during the three months ended October 31, 2021. Included in this amount were $20 million of repurchases which occurred in late October 2021 and settled in early November 2021. On August 20, 2021 our Board approved an increased authorization to purchase up to an additional $2 billion of our common stock under the existing stock repurchase program. At October 31, 2021, we had authorization from our Board of Directors to expend up to an additional $3.0 billion for stock repurchases, including the new $2 billion authorization noted above. Future stock repurchases under the current program is at the discretion of management, and authorization of future stock repurchase programs is subject to the final determination of our Board of Directors.
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

Dividends on Common Stock
During the three months ended October 31, 2021 we declared quarterly cash dividends that totaled $0.68 per share of outstanding common stock for a total of $191 million. In November 2021 our Board of Directors declared a quarterly cash dividend of $0.68 per share of outstanding common stock payable on January 18, 2022 to stockholders of record at the close of business on January 10, 2022. Future declarations of dividends and the establishment of future record dates and payment dates are subject to the final determination of our Board of Directors.

Intuit Q1 Fiscal 2022 Form 10-Q	21

Share-Based Compensation Expense
The following table summarizes the total share-based compensation expense that we recorded in operating income for the periods shown.

	Three Months Ended
(In millions)	October 31, 2021	October 31, 2020
Cost of revenue	$27	$15
Selling and marketing	64	32
Research and development	109	38
General and administrative	80	26
Total share-based compensation expense	$280	$111
We capitalized $1 million in share-based compensation related to internal-use software projects during the three months ended October 31, 2021 and $1 million during the three months ended October 31, 2020.

Share-Based Awards Available for Grant
A summary of share-based awards available for grant under our plans for the three months ended October 31, 2021 was as follows:

(Shares in thousands)	Shares Available for Grant
Balance at July 31, 2021	16,851
Restricted stock units granted (1)	(485)
Options granted	—
Share-based awards canceled/forfeited/expired (1) (2)	1,366
Balance at October 31, 2021	17,732
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

Restricted Stock Unit and Restricted Stock Activity
A summary of restricted stock unit (RSU) and restricted stock activity for the three months ended October 31, 2021 was as follows:

(Shares in thousands)	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at July 31, 2021	9,038	$345.86
Granted	271	555.65
Vested	(627)	275.10
Forfeited	(361)	270.71
Nonvested at October 31, 2021	8,321	$361.30
At October 31, 2021, there was approximately $2.6 billion of unrecognized compensation cost related to non-vested RSUs and restricted stock with a weighted average vesting period of 2.9 years. We will adjust unrecognized compensation cost for actual forfeitures as they occur.

Intuit Q1 Fiscal 2022 Form 10-Q	22

Stock Option Activity
A summary of stock option activity for the three months ended October 31, 2021 was as follows:

	Options Outstanding
(Shares in thousands)	Number of Shares	Weighted Average Exercise Price Per Share
Balance at July 31, 2021	2,204	$251.48
Granted	—	—
Exercised	(58)	210.92
Canceled or expired	—	—
Balance at October 31, 2021	2,146	$252.58

Exercisable at October 31, 2021	1,364	$176.81
At October 31, 2021, there was approximately $68 million of unrecognized compensation cost related to non-vested stock options with a weighted average vesting period of 3.1 years. We will adjust unrecognized compensation cost for actual forfeitures as they occur.

10. Litigation
Beginning in May 2019, various legal proceedings were filed and certain regulatory inquiries were commenced in connection with our provision and marketing of free online tax preparation programs. We believe that the allegations contained within these legal proceedings are without merit. We are vigorously defending our interests in the legal proceedings and responding to the inquiries. These proceedings include, among others, multiple putative class actions that were consolidated into a single putative class action in the Northern District of California in September 2019 (the “Intuit Free File Litigation”) and demands for arbitration that were filed beginning in October 2019. In August 2020, the Ninth Circuit Court of Appeals ordered that the putative class action claims be resolved through arbitration. Intuit entered into a proposed settlement agreement in November 2020 to resolve the putative class action, which was rejected by the court. On May 20, 2021, Intuit entered into an agreement that resolved the Intuit Free File Litigation on an individual non-class basis, without any admission of wrongdoing, for a non-material amount and, on May 26, 2021, it was dismissed on a non-class basis.
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
As of October 31, 2021, there were approximately 123,000 individual arbitration claims pending and we could incur significant arbitration and legal fees associated with the defense of these claims. The amount of our fiscal 2022 to date and fiscal 2021 arbitration fees net of insurance proceeds and rebates is not material. The arbitration fees are unrelated to the underlying merits of the claims and are accrued for when services are rendered. We could incur additional arbitration fees of approximately $350 million in future periods. We are continuing to dispute the applicability and propriety of these fees. An immaterial number of claims have been resolved through the arbitration process to date and we expect that more claims will continue through the process.
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

Intuit Q1 Fiscal 2022 Form 10-Q	23

11. Segment Information
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
Consumer: This segment serves consumers and includes do-it-yourself and assisted TurboTax income tax preparation products and services sold in the U.S. and Canada. Our Mint offering is a personal finance offering which helps customers track their finances and daily financial behavior.
 Credit Karma: This segment serves consumers with a personal finance platform that provides personalized recommendations of credit card, home, auto and personal loans, and insurance products; online savings and checking accounts through an FDIC member bank partner; and access to their credit scores and reports, credit and identity monitoring, credit report dispute, and data-driven resources.
ProConnect: This segment serves professional accountants in the U.S. and Canada, who are essential to both small business success and tax preparation and filing. Our professional tax offerings include Lacerte, ProSeries, and ProConnect Tax Online in the U.S, and ProFile and ProTax Online in Canada.

All of our segments operate primarily in the United States and sell primarily to customers in the United States. Total international net revenue was approximately 6% for the three months ended October 31, 2021 and October 31, 2020.
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
The accounting policies of our reportable segments are the same as those described in the summary of significant accounting policies in Note 1 to the financial statements in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2021 and in Note 1, "Description of Business and Summary of Significant Accounting Policies – Significant Accounting Policies" in this Quarterly Report on Form 10-Q. Except for goodwill and purchased intangible assets, we do not generally track assets by reportable segment and, consequently, we do not disclose total assets by reportable segment.

Intuit Q1 Fiscal 2022 Form 10-Q	24

The following table shows our financial results by reportable segment for the periods indicated.

	Three Months Ended
(In millions)	October 31, 2021	October 31, 2020
Net revenue:
Small Business & Self-Employed	$1,443	$1,181
Consumer	120	119
Credit Karma	418	—
ProConnect	26	23
Total net revenue	$2,007	$1,323

Operating income (loss):
Small Business & Self-Employed	$921	$767
Consumer	(11)	4
Credit Karma	169	—
ProConnect	(11)	(10)
Total segment operating income	1,068	761
Unallocated corporate items:
Share-based compensation expense	(280)	(111)
Other corporate expenses	(525)	(432)
Amortization of acquired technology	(15)	(7)
Amortization of other acquired intangible assets	(53)	(2)
Total unallocated corporate items	(873)	(552)
Total operating income	$195	$209
Revenue classified by significant product and service offerings was as follows:

	Three Months Ended
(In millions)	October 31, 2021	October 31, 2020
Net revenue:
QuickBooks Online Accounting	$519	$392
Online Services	326	229
Total Online Ecosystem	845	621
QuickBooks Desktop Accounting	267	241
Desktop Services and Supplies	331	319
Total Desktop Ecosystem	598	560
Small Business & Self-Employed	1,443	1,181
Consumer	120	119
Credit Karma	418	—
ProConnect	26	23
Total net revenue	$2,007	$1,323
Credit Karma revenue is primarily generated from cost-per-action transactions which are related to credit card issuances and personal loan funding.

Intuit Q1 Fiscal 2022 Form 10-Q	25

12. Subsequent Events

Business Combinations
On November 1, 2021 we acquired all of the outstanding equity of The Rocket Science Group LLC (Mailchimp), a global customer engagement and marketing platform for growing small and mid-market businesses. We acquired Mailchimp to help deliver on the vision of an innovative, end-to-end customer growth platform for small and mid-market businesses. Mailchimp is part of our Small Business & Self-Employed segment.
The fair value of the purchase consideration totaled $12 billion and included $5.7 billion in cash and 10.1 million shares of Intuit common stock with a value of approximately $6.3 billion. The fair value of the stock consideration is based on the October 29, 2021 closing price of Intuit common stock of $625.99.
Pursuant to the equity purchase agreement we also issued approximately 573,000 restricted stock units in substitution of outstanding equity incentive awards. These restricted stock units have a fair value of approximately $349 million and will be expensed over three years. Additionally, we will be issuing approximately $215 million of RSUs to Mailchimp employees, of which $155 million will be expensed over four years and $60 million will be expensed over six months.

Credit Facilities
On November 1, 2021 the existing amended and restated credit agreement described in Note 5, "Current Liabilities" was terminated.
On November 1, 2021 we entered into a credit agreement with certain institutional lenders with an aggregate principal amount of $5.7 billion, which includes a $1 billion unsecured revolving credit facility that matures on November 1, 2026 and a $4.7 billion unsecured term loan that matures on November 1, 2024.
Under this agreement we may, subject to certain customary conditions including lender approval, on one or more occasions increase commitments under the unsecured revolving credit facility in an amount not to exceed $250 million in the aggregate and may extend the maturity date up to two times.
Borrowings under the unsecured revolving credit facility and the unsecured term loan accrue interest at rates equal to, at our election, either (i) the alternate base rate, or (ii) the SOFR rate, plus an applicable margin for such loans as defined in the credit agreement. Actual margins under either election, for both the unsecured revolving credit facility and the unsecured term loan, will be based on our senior debt credit ratings.
This agreement includes customary affirmative and negative covenants, including financial covenants that require us to maintain a ratio of total gross debt to annual earnings before interest, taxes, depreciation and amortization (EBITDA) of not greater than 3.25 to 1.00 and a ratio of annual EBITDA to annual interest expense of not less than 3.00 to 1.00 as of the last day of each fiscal quarter.
On November 1, 2021 we borrowed the full $4.7 billion under the unsecured term loan to fund a portion of the acquisition of Mailchimp.

Intuit Q1 Fiscal 2022 Form 10-Q	26

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
You should read this MD&A in conjunction with the financial statements and related notes in Part I, Item 1 of this Quarterly Report and our Annual Report on Form 10-K for the fiscal year ended July 31, 2021.
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
In the second quarter of fiscal 2021 we acquired Credit Karma in a business combination, which operates as a separate reportable segment. We have included the results of operations of Credit Karma in our condensed consolidated results of operations from the date of acquisition. Segment operating income for Credit Karma includes all direct expenses related to selling and marketing, product development, and general and administrative, which is different from our other reportable segments where we do not fully allocate corporate expenses. Therefore, Credit Karma segment operating income is not comparable to the segment operating income of our other reportable segments.
On November 1, 2021 we acquired all of the outstanding equity of The Rocket Science Group LLC (Mailchimp) for total consideration of $12 billion and included $5.7 billion in cash and 10.1 million shares of Intuit common stock with a value of approximately $6.3 billion. The fair value of the stock consideration is based on the October 29, 2021 closing price of Intuit common stock of $625.99.
Pursuant to the equity purchase agreement we also issued approximately 573,000 restricted stock units in substitution of outstanding equity incentive awards. These restricted stock units have a fair value of approximately $349 million and will be expensed over three years. Additionally, we will be issuing approximately $215 million of RSUs to Mailchimp employees, of which $155 million will be expensed over four years and $60 million will be expensed over six months. See Note 12 to the financial statements in Part I, Item 1 of this Quarterly Report for more information.

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

About Intuit
Intuit helps consumers, small businesses, and the self-employed prosper by delivering financial management and compliance products and services. We also provide specialized tax products to accounting professionals, who are key partners that help us serve small business customers. We organize our businesses into four reportable segments – Small Business & Self-Employed, Consumer, Credit Karma, and ProConnect.

Intuit Q1 Fiscal 2022 Form 10-Q	27

Small Business & Self-Employed: This segment serves small businesses and the self-employed around the world, and the accounting professionals who assist and advise them. Our offerings include QuickBooks financial and business management online services and desktop software, payroll solutions, merchant payment processing solutions, and financing for small businesses.
Consumer: This segment serves consumers and includes do-it-yourself and assisted TurboTax income tax preparation products and services sold in the U.S. and Canada. Our Mint offering is a personal finance offering which helps customers track their finances and daily financial behavior.
 Credit Karma: This segment serves consumers with a personal finance platform that provides personalized recommendations of credit card, home, auto and personal loans, and insurance products; online savings and checking accounts through our partner, MVB Bank, Inc., member FDIC; and access to their credit scores and reports, credit and identity monitoring, credit report dispute, and data-driven resources.
ProConnect: This segment serves professional accountants in the U.S. and Canada, who are essential to both small business success and tax preparation and filing. Our professional tax offerings include Lacerte, ProSeries, and ProConnect Tax Online in the U.S, and ProFile and ProTax Online in Canada.

Our Growth Strategy
At Intuit, our strategy starts with customer obsession. We listen to and observe our customers, understand their challenges, and then use advanced technology, including artificial intelligence (AI), to develop innovative solutions designed to solve their most important financial problems. For more than three decades, we have reinvented and disrupted ourselves in order to ensure our customers are armed with the technology they need to grow and prosper.
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

Intuit Q1 Fiscal 2022 Form 10-Q	28

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
We expect our acquisition of Mailchimp will help us accelerate two of our strategic priorities to become the center of small business growth and to disrupt the small business mid-market.

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
Seasonality
Our Consumer and ProConnect offerings have a significant and distinct seasonal pattern as sales and revenue from our income tax preparation products and services are heavily concentrated in the period from November through April. Typically, returns are accepted by the IRS starting in January and the tax filing deadline ends in April. This seasonal pattern results in higher net revenues during our second and third quarters ending January 31 and April 30, respectively. However, in fiscal 2021 the IRS began accepting returns on February 12, 2021 and the tax filing deadline was extended to May 17, 2021. These changes to the fiscal 2021 tax filing season impacted our second and third quarter financial results.
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

Intuit Q1 Fiscal 2022 Form 10-Q	29

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
Key highlights for the first three months of fiscal 2022 include the following:

Revenue of	Small Business & Self-Employed revenue of	Cash, cash equivalents, and investments of
$2.0 B	$1.4 B	$3.3 B
up 52% from the same period of fiscal 2021	up 22% from the same period of fiscal 2021

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant impact on our net revenue, operating income or loss, and net income or loss, as well as on the value of certain assets and liabilities on our condensed consolidated balance sheets. We believe that the estimates, assumptions and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2021 have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. We believe that there were no significant changes in those critical accounting policies and estimates during the first three months of fiscal 2022. Senior management has reviewed the development and selection of our critical accounting policies and estimates and their disclosure in this Quarterly Report on Form 10-Q with the Audit and Risk Committee of our Board of Directors.

Intuit Q1 Fiscal 2022 Form 10-Q	30

RESULTS OF OPERATIONS

Financial Overview

(Dollars in millions, except per share amounts)	Q1 FY22	Q1 FY21	$ Change	% Change
Total net revenue	$2,007	$1,323	$684	52%
Operating income	195	209	(14)	(7)%
Net income	228	198	30	15%
Diluted net income per share	$0.82	$0.75	$0.07	9%
Total net revenue for the first quarter of fiscal 2022 increased $684 million or 52% compared with the same quarter of fiscal 2021. Credit Karma contributed $418 million to total revenue during the first quarter of fiscal 2021. Our Small Business & Self-Employed segment revenue increased during the quarter primarily due to growth in our Online Ecosystem revenue. Revenue in our Consumer and ProConnect segments was seasonally light, consistent with the same quarter of fiscal 2021. See “Segment Results” later in this Item 2 for more information about the results for all of our reportable segments.
Operating income for the first quarter of fiscal 2022 decreased $14 million or 7% compared with the same quarter of fiscal 2021 primarily due to increases in expenses for staffing, share-based compensation, marketing, and amortization of other acquired intangible assets, partially offset by the increase in revenue described above. See "Cost of Revenue" and “Operating Expenses” later in this Item 2 for more information.
Net income for the first quarter of fiscal 2022 increased $30 million or 15% compared with the same period of fiscal 2021. The increase in net income was due to $39 million of net gains on other long-term investments which more than offset the decrease in operating income described above. Diluted net income per share increased 9% to $0.82 for the first quarter of fiscal 2022, due to the increase in net income partially offset by an increase in the weighted average shares outstanding due to the shares issued as part of the acquisition of Credit Karma in the second quarter of fiscal 2021.

Segment Results
The information below is organized in accordance with our four reportable segments. See “Executive Overview – About Intuit” earlier in this Item 2 and Note 11 to the financial statements in Part I, Item 1 of this Quarterly Report for more information. All of our segments operate and sell to customers primarily in the United States. Total international net revenue was approximately 6% for the three months ended October 31, 2021 and October 31, 2020.
In December 2020 we acquired Credit Karma in a business combination which operates as a separate reportable segment. We have included the results of operations of Credit Karma in our condensed consolidated results of operations from the date of acquisition.
Segment operating income or loss is segment net revenue less segment cost of revenue and operating expenses. See “Executive Overview – Industry Trends and Seasonality” earlier in this Item 2 for a description of the seasonality of our business. For our Small Business & Self-Employed, Consumer, and ProConnect reportable segments, we include expenses such as corporate selling and marketing, product development, and general and administrative, which are not allocated to specific segments, in unallocated corporate items as part of other corporate expenses. For Credit Karma, segment expenses include all direct expenses related to selling and marketing, product development, and general and administrative. Unallocated corporate items for all segments include share-based compensation, amortization of acquired technology, amortization of other acquired intangible assets, and goodwill and intangible asset impairment charges. These unallocated corporate items for all segments totaled $873 million in the first three months of fiscal 2022 and $552 million in the first three months of fiscal 2021. Unallocated corporate items increased in the fiscal 2022 period due to increased corporate product development, selling and marketing, and general and administrative expenses in support of the growth of our businesses, higher share-based compensation expenses, higher amortization of acquired technology, and higher amortization of other acquired intangible assets. See Note 11 to the financial statements in Part I, Item 1 of this Quarterly Report for reconciliations of total segment operating income or loss to consolidated operating income or loss for each fiscal period presented.

Intuit Q1 Fiscal 2022 Form 10-Q	31

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
Segment product revenue is primarily derived from revenue related to delivery of software licenses and the related updates, including version protection, for our QuickBooks Desktop subscriptions and desktop payroll offerings which are part of our Desktop Ecosystem. Segment service and other revenue is primarily derived from our Online Ecosystem revenue and revenue from the services and support that are provided as part of our QuickBooks Desktop subscription and desktop payroll offerings as well as merchant payment processing services.

(Dollars in millions)	Q1 FY22	Q1 FY21	% Change
Product revenue	$378	$348	9%
Service and other revenue	1,065	833	28%
Total segment revenue	$1,443	$1,181	22%
% of total revenue	72%	89%

Segment operating income	$921	$767	20%
% of related revenue	64%	65%

Intuit Q1 Fiscal 2022 Form 10-Q	32

Revenue classified by significant product and service offerings was as follows:

(Dollars in millions)	Q1 FY22	Q1 FY21	% Change
Net revenue:
QuickBooks Online Accounting	$519	$392	32%
Online Services	326	229	42%
Total Online Ecosystem	845	621	36%
QuickBooks Desktop Accounting	267	241	11%
Desktop Services and Supplies	331	319	4%
Total Desktop Ecosystem	598	560	7%
Total Small Business & Self-Employed	$1,443	$1,181	22%
Revenue for our Small Business & Self-Employed segment increased $262 million or 22% in the first quarter of fiscal 2022 compared with the same quarter of fiscal 2021. The increase in was primarily due to growth in Online Ecosystem revenue.
Online Ecosystem Revenue
Online Ecosystem revenue increased 36% in the first quarter of fiscal 2022 compared with the same quarter of fiscal 2021. QuickBooks Online Accounting revenue increased 32% in the first quarter of fiscal 2022 compared with the same quarter of fiscal 2021 primarily due to an increase in customers as well as higher effective prices and a shift in mix to our higher priced offerings. Online Services revenue increased 42% in the first quarter of fiscal 2022 compared with the same quarter of fiscal 2021 primarily due to an increase in revenue from our payroll and payments offerings. Online payroll revenue increased due to an increase in customers and a shift in mix to our full service offering. Online payments revenue increased due to an increase in customers and an increase in charge volume per customer.
Desktop Ecosystem Revenue
Desktop Ecosystem revenue increased 7% in the first quarter of fiscal 2022 compared with the same quarter of fiscal 2021 due to the growth in our QuickBooks Desktop Enterprise subscription offering which was partially offset by a decrease in Desktop unit sales. Late in the first quarter of fiscal 2022 we discontinued our QuickBooks Desktop packaged software products and now sell predominantly on a subscription basis. Additionally, during the first quarter of fiscal 2022 there was an increase in revenue from our Desktop Payroll and Desktop Payments offerings.
Small Business & Self-Employed segment operating income increased 20% in the first quarter of fiscal 2022 compared with the same quarter of fiscal 2021 primarily due to the increase in revenue described above, partially offset by higher expenses for staffing, outside services, and marketing.

Intuit Q1 Fiscal 2022 Form 10-Q	33

Consumer

Consumer segment product revenue is derived primarily from TurboTax desktop tax return preparation software and related form updates.
Consumer segment service and other revenue is derived primarily from TurboTax Online and TurboTax Live offerings, electronic tax filing services and connected services, and also from our Mint offering.

(Dollars in millions)	Q1 FY22	Q1 FY21	% Change
Product revenue	$7	$7	—%
Service and other revenue	113	112	1%
Total segment revenue	$120	$119	1%
% of total revenue	6%	9%

Segment operating income (loss)	$(11)	$4	NM
% of related revenue	(9)%	3%
NM = Not Meaningful
Revenue for our Consumer segment increased slightly in the first three months of fiscal 2022 compared with the same period of fiscal 2021. Due to the seasonal nature of our Consumer offerings, we typically generate minimal revenue from Consumer products and services in our first fiscal quarter compared with our second and third fiscal quarters. The majority of revenue for the first quarter of each fiscal year is for the filing of extended returns for the previous tax year.
In our first fiscal quarter, our Consumer segment typically generates operating losses because we continue to incur operating expenses for general and administrative functions and research and development while revenue is minimal. Segment operating loss was $11 million in the first three months of fiscal 2022 compared to segment operating income of $4 million for the same period of fiscal 2021. In the first quarter of fiscal 2022 expenses were higher compared to the same period of fiscal 2021 due to higher expense for staffing which were partially offset by lower expenses for marketing.
Because of the seasonality of our Consumer revenue, we do not believe that the revenue or operating results for the first quarter of fiscal 2022 is indicative of trends for the current fiscal year. We will not have substantially complete results for the 2021 tax season until the third quarter of fiscal 2022.

Intuit Q1 Fiscal 2022 Form 10-Q	34

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

(Dollars in millions)	Q1 FY22	Q1 FY21	% Change
Product revenue	$—	$—	N/A
Service and other revenue	418	—	N/A
Total segment revenue	$418	$—	N/A
% of total revenue	21%	—%

Segment operating income	$169	$—	N/A
% of related revenue	40%	N/A
In the second quarter of fiscal 2021 we acquired Credit Karma. Our results of operations include the operations of Credit Karma beginning on the date of acquisition.
Credit Karma contributed $418 million in revenue for the three months ended October 31, 2021. Revenue is primarily generated from cost-per-action transactions related to credit card issuances and personal loan funding.
Segment operating income was $169 million for the three months ended October 31, 2021. Expenses were primarily related to staffing and marketing.

Intuit Q1 Fiscal 2022 Form 10-Q	35

ProConnect

ProConnect segment product revenue is derived primarily from Lacerte, ProSeries, and ProFile desktop tax preparation software products and related form updates.
ProConnect segment service and other revenue is derived primarily from ProConnect Tax Online tax products, electronic tax filing service, connected services and, bank products.

(Dollars in millions)	Q1 FY22	Q1 FY21	% Change
Product revenue	$12	$12	—%
Service and other revenue	14	11	27%
Total segment revenue	$26	$23	13%
% of total revenue	1%	2%

Segment operating loss	$(11)	$(10)	10%
% of related revenue	(42)%	(43)%
Revenue for our ProConnect segment revenue increased $3 million or 13% in the first three months of fiscal 2022 compared with the same period of fiscal 2021. Due to the seasonal nature of our ProConnect offerings, we typically generate minimal revenue from professional tax products and services in our first fiscal quarter compared with our second and third fiscal quarters. The majority of revenue for the first quarter of each fiscal year is for the filing of extended returns for the previous tax year.
In our first fiscal quarter, our ProConnect segment typically generates operating losses because we continue to incur operating expenses for general and administrative functions and research and development while revenue is minimal. In the first quarter of fiscal 2022 expenses increased compared to the same period of fiscal 2021 primarily due to higher expense for staffing.
Because of the seasonality of our ProConnect revenue, we do not believe that the revenue or operating results for the first quarter of fiscal 2022 is indicative of trends for the current fiscal year. We will not have substantially complete results for the 2021 tax season until the third quarter of fiscal 2022.

Intuit Q1 Fiscal 2022 Form 10-Q	36

Cost of Revenue

(Dollars in millions)	Q1 FY22	% of Related Revenue	Q1 FY21	% of Related Revenue
Cost of product revenue	$15	4%	$15	4%
Cost of service and other revenue	387	24%	234	24%
Amortization of acquired technology	15	n/a	7	n/a
Total cost of revenue	$417	21%	$256	19%
Our cost of revenue has three components: (1) cost of product revenue, which includes the direct costs of manufacturing and shipping or electronically downloading our desktop software products; (2) cost of service and other revenue, which includes the direct costs associated with our online and service offerings, such as costs for data processing and storage capabilities from cloud providers, customer support costs, costs for the tax and bookkeeping experts that support our TurboTax Live and QuickBooks Live offerings, and costs related to credit score providers; and (3) amortization of acquired technology which represents the cost of amortizing developed technologies that we have obtained through acquisitions over their useful lives.
Cost of product revenue as a percentage of product revenue was relatively consistent in the first quarter of fiscal 2022 compared with the same periods of fiscal 2021. We expense costs of product revenue as they are incurred for delivered software and we do not defer any of these costs when product revenue is deferred.
Cost of service and other revenue as a percentage of service and other revenue was relatively consistent in the first quarter of fiscal 2022 compared with the same period of fiscal 2021. Credit Karma contributed $94 million to cost of service and other revenue for the three months ended October 31, 2021.

Operating Expenses

(Dollars in millions)	Q1 FY22	% of Total Net Revenue	Q1 FY21	% of Total Net Revenue
Selling and marketing	$550	27%	$362	27%
Research and development	530	26%	325	25%
General and administrative	262	13%	169	13%
Amortization of other acquired intangible assets	53	3%	2	—%
Total operating expenses	$1,395	70%	$858	65%
Total operating expenses as a percentage of total net revenue increased in the first quarter of fiscal 2022 compared to the same period of fiscal 2021. Total net revenue for the first quarter of fiscal 2022 increased $684 million or 52% due to the increase in revenue described above. Total operating expenses for the quarter increased $537 million or 63%, which included $217 million of operating expenses related to Credit Karma. Total share-based compensation expense increased $157 million; total staffing increased $202 million, including $96 million related to Credit Karma; total marketing increased $74 million, which included $56 million related to Credit Karma, and total amortization of other acquired intangible assets increased $51 million, which was primarily related to Credit Karma.

Non-Operating Income and Expenses
Interest Expense
Interest expense of $7 million for the first three months of fiscal 2022 consisted primarily of interest on our senior unsecured notes and secured revolving credit facility. Interest expense of $8 million for the first three months of fiscal 2021 consisted primarily of interest on our senior unsecured notes, unsecured term loan, unsecured revolving credit facility, and secured revolving credit facility.

Intuit Q1 Fiscal 2022 Form 10-Q	37

Interest and Other Income (Loss), Net

(In millions)	Q1 FY22	Q1 FY21
Interest income (1)	$5	$3
Net gain (loss) on executive deferred compensation plan assets (2)	4	(1)
Other (3)	41	7
Total interest and other income, net	$50	$9
(1)    Interest income in the first quarter and the first three months of fiscal 2022 increased compared to the same period of fiscal 2021 primarily due to higher average interest rates.
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
(3)    In the first quarter of fiscal 2022 and 2021 we recorded $39 million and $8 million of net gains on other long-term investments, respectively.
Income Taxes
We compute our provision for or benefit from income taxes by applying the estimated annual effective tax rate to income or loss from recurring operations and adding the effects of any discrete income tax items specific to the period.
We recognized excess tax benefits on share-based compensation of $47 million and $52 million in our provision for income taxes for the three months ended October 31, 2021 and 2020, respectively.
Our effective tax rate for the three months ended October 31, 2021 was approximately 4%. Excluding discrete tax items primarily related to share-based compensation tax benefits mentioned above, our effective tax rate was 25%. The difference from the federal statutory rate of 21% was primarily due to state income taxes and non-deductible share-based compensation, which were partially offset by the tax benefit we received from the federal research and experimentation credit.
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

LIQUIDITY AND CAPITAL RESOURCES

Overview
At October 31, 2021, our cash, cash equivalents and investments totaled $3.3 billion, a decrease of $620 million from July 31, 2021 due to the factors discussed under “Statements of Cash Flows” below. Our primary sources of liquidity have been cash from operations, which entails the collection of accounts receivable for products and services, the issuance of senior unsecured notes, and borrowings under our credit facility. Our primary uses of cash have been for research and development programs, selling and marketing activities, capital projects, acquisitions of businesses, debt service costs and debt repayment, repurchases of our common stock under our stock repurchase programs, and the payment of cash dividends. As discussed in “Executive Overview – Industry Trends and Seasonality” earlier in this Item 2, our business is subject to significant seasonality. The balance of our cash, cash equivalents, and investments generally fluctuates with that seasonal pattern. We believe the seasonality of our business is likely to continue in the future.

Intuit Q1 Fiscal 2022 Form 10-Q	38

The following table summarizes selected measures of our liquidity and capital resources at the dates indicated:

(Dollars in millions)	October 31, 2021	July 31, 2021	$ Change	% Change
Cash, cash equivalents, and investments	$3,250	$3,870	$(620)	(16)%
Long-term investments	84	43	41	95%
Long-term debt	2,037	2,034	3	—%
Working capital	2,349	2,502	(153)	(6)%
Ratio of current assets to current liabilities	2.1 : 1	1.9 : 1
We have historically generated significant cash from operations and we expect to continue to do so in the future. Our cash, cash equivalents, and investments totaled $3.3 billion at October 31, 2021. None of those funds were restricted and approximately 92% of those funds were located in the U.S.
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
Our secured revolving credit facility is available to fund a portion of our loans to qualified small businesses. At October 31, 2021, $50 million was outstanding under the secured revolving credit facility.
We evaluate, on an ongoing basis, the merits of acquiring technology or businesses, or establishing strategic relationships with and investing in other companies. Our strong liquidity profile enables us to quickly respond to these types of opportunities.
On November 1, 2021 we acquired all of the outstanding equity of Mailchimp for total consideration of $12 billion and included $5.7 billion in cash and 10.1 million shares of Intuit common stock with a value of approximately $6.3 billion. The fair value of the stock consideration is based on the October 29, 2021 closing price of Intuit common stock of $625.99.
Pursuant to the equity purchase agreement we also issued approximately 573,000 restricted stock units in substitution of outstanding equity incentive awards. These restricted stock units have a fair value of approximately $349 million. Additionally, we will be issuing approximately $215 million of RSUs to Mailchimp employees. See Note 12 to the financial statements in Part I, Item 1 of this Quarterly Report for more information.
On November 1, 2021 the existing amended and restated credit agreement described in "Credit Facilities - Unsecured Revolving Credit Facility and Term Loan" below was terminated and we entered into an unsecured credit agreement with certain institutional lenders with an aggregate principal amount of $5.7 billion, including a $1 billion unsecured revolving credit facility that matures on November 1, 2026 and a $4.7 billion unsecured term loan that matures on November 1, 2024. On November 1, 2021 we borrowed the full $4.7 billion under the unsecured term loan to fund a portion of the acquisition of Mailchimp. See Note 12 to the financial statements in Part I, Item 1 of this Quarterly Report for more information.

Statements of Cash Flows
The following table summarizes selected items from our condensed consolidated statements of cash flows for the first three months of fiscal 2022 and fiscal 2021. See the financial statements in Part I, Item 1 of this Quarterly Report for complete condensed consolidated statements of cash flows for those periods.

	Three Months Ended
(Dollars in millions)	October 31, 2021	October 31, 2020	$ Change
Net cash provided by (used in):
Operating activities	$145	$45	$100
Investing activities	796	(130)	926
Financing activities	(786)	(1,153)	367
Effect of exchange rates on cash, cash equivalents, restricted cash, and restricted cash equivalents	(2)	(1)	(1)
Net increase (decrease) in cash, cash equivalents, restricted cash, and restricted cash equivalents	$153	$(1,239)	$1,392

Intuit Q1 Fiscal 2022 Form 10-Q	39

Our primary sources and uses of cash were as follows:
Three Months Ended
October 31, 2021	October 31, 2020
 Sources of cash:

• Operations
• Issuance of common stock under employee stock plans

 Uses of cash:

• Repurchases of shares of our common stock
• Payment of accrued bonuses for fiscal 2021
• Payment of cash dividends and dividend rights
• Capital expenditures
• Net originations of term loans to small businesses

 Sources of cash:

• Net sales of loans held for sale
• Issuance of common stock under employee stock plans

 Uses of cash:

• Repayment of debt
• Payment of accrued bonuses for fiscal 2020
• Payment of cash dividends and dividend rights
• Acquisition of a business
• Capital expenditures
• Net originations of term loans to small businesses

Stock Repurchase Programs, Treasury Shares, and Dividends on Common Stock
As described in Note 9 to the financial statements in Part I, Item 1 of this Quarterly Report, during the first three months of fiscal 2022 we repurchased 606,000 shares of our common stock under repurchase programs that our Board of Directors has authorized. On August 20, 2021 our Board approved a new stock repurchase program under which we are authorized to purchase up to an additional $2 billion of our common stock. At October 31, 2021, we had authorization from our Board of Directors to expend up to an additional $3.0 billion for stock repurchases, including the new $2 billion authorization noted above. We currently expect to continue repurchasing our common stock on a quarterly basis; however, future stock repurchases under the current program are at the discretion of management, and authorization of future stock repurchase programs is subject to the final determination of our Board of Directors.
We have continued to pay quarterly cash dividends on shares of our outstanding common stock. During the three months ended October 31, 2021 we declared quarterly cash dividends that totaled $0.68 per share of outstanding common stock for a total of $191 million. In November 2021 our Board of Directors declared a quarterly cash dividend of $0.68 per share of outstanding common stock payable on January 18, 2022 to stockholders of record at the close of business on January 10, 2022. We currently expect to continue paying comparable cash dividends on a quarterly basis. However, future declarations of dividends and the establishment of future record dates and payment dates are subject to the final determination of our Board of Directors.

Commitments for Senior Unsecured Notes
In June 2020, we issued $2 billion of senior unsecured notes comprised of the following:
•$500 million of 0.650% notes due July 2023;
•$500 million of 0.950% notes due July 2025;
•$500 million of 1.350% notes due July 2027; and
•$500 million of 1.650% notes due July 2030 (together, the Notes).
Interest is payable semiannually on January 15 and July 15 of each year. At October 31, 2021, our maximum commitment for interest payments under the Notes was $140 million through the maturity dates.
The Notes are senior unsecured obligations of Intuit and rank equally with all existing and future unsecured and unsubordinated indebtedness of Intuit and are redeemable by us at any time, subject to a make-whole premium. Upon the occurrence of change of control transactions that are accompanied by certain downgrades in the credit ratings of the Notes, we will be required to repurchase the Notes at a repurchase price equal to 101% of the aggregate outstanding principal plus any accrued and unpaid interest to but not including the date of repurchase. The indenture governing the Notes requires us to comply with certain covenants. For example, the Notes limit our ability to create certain liens and enter into sale and leaseback transactions. As of October 31, 2021 we were compliant with all covenants governing the Notes. See Note 6 to the financial statements in Part I, Item 1 of this Quarterly Report for more information.

Intuit Q1 Fiscal 2022 Form 10-Q	40

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
Under the amended and restated credit agreement we may, subject to certain customary conditions including lender approval, on one or more occasions increase commitments under the unsecured revolving credit facility in an amount not to exceed $250 million in the aggregate and may extend the maturity date up to two times. Advances under the unsecured revolving credit facility accrue interest at rates that are equal to, at our election, either Bank of America's alternate base rate plus a margin that ranges from 0.0% to 0.1% or the London Interbank Offered Rate (LIBOR) plus a margin that ranges from 0.69% to 1.1%. Actual margins under either election will be based on our senior debt credit ratings. At October 31, 2021 no amounts were outstanding under this revolving credit facility. We monitor counterparty risk associated with the institutional lenders that are providing the credit facility.
On February 1, 2021, we paid the $325 million remaining balance of the term loan upon maturity and at October 31, 2021, no amount was outstanding. The term loan accrued interest at rates that were equal to, at our election, either Bank of America's alternate base rate plus a margin that ranges from 0.0% to 0.125% or LIBOR plus a margin that ranges from 0.625% to 1.125%. Interest on the term loan was payable monthly. We paid no interest on the term loan during the three months ended October 31, 2021 and $1 million during the three months ended October 31, 2020. Under the amended and restated agreement we may, subject to certain customary conditions including lender approval, on one or more occasions increase commitments under the term loan in an amount not to exceed $400 million in the aggregate.
The amended and restated credit agreement includes customary affirmative and negative covenants, including financial covenants that require us to maintain a ratio of total gross debt to annual earnings before interest, taxes, depreciation and amortization (EBITDA) of not greater than 3.25 to 1.00 as of any date and a ratio of annual EBITDA to annual interest expense of not less than 3.00 to 1.00 as of the last day of each fiscal quarter. As of October 31, 2021 we were compliant with all required covenants.
On November 1, 2021 this credit agreement was terminated. See Note 12 to the financial statements in Part I, Item 1 of this Quarterly Report for more information.
Secured Revolving Credit Facility
On February 19, 2019 a subsidiary of Intuit entered into a $300 million secured revolving credit facility with a lender to fund a portion of our loans to qualified small businesses. The revolving credit facility is secured by cash and receivables of the subsidiary and is non-recourse to Intuit Inc. We have entered into several amendments to the secured revolving credit facility, most recently on July 16, 2021, primarily to extend the commitment term and maturity date. Under the amended agreement, $150 million of the facility is committed and $150 million is uncommitted. Advances accrue interest at LIBOR plus 1.5%. Unused portions of the committed credit facility accrue interest at a rate ranging from 0.25% to 0.75%, depending on the total unused committed balance. The commitment term is through July 17, 2023 and the final maturity date is January 17, 2024. The amended agreement allows for the transition of the benchmark interest rate used to calculate finance charges from LIBOR to the Secured Overnight Finance Rate (SOFR) plus related benchmark adjustments that represent the prevailing market convention for dollar-denominated syndicated credit facilities. The agreement includes certain affirmative and negative covenants, including financial covenants that require the subsidiary to maintain specified financial ratios. As of October 31, 2021 we were compliant with all required covenants. At October 31, 2021, $50 million was outstanding under this facility and the weighted-average interest rate was 2.63%, which includes the interest on the unused committed portion. The outstanding balance is secured by cash and receivables of the subsidiary totaling $232 million.

Cash Held by Foreign Subsidiaries
Our cash, cash equivalents, and investments totaled $3.3 billion at October 31, 2021. Approximately 8% of those funds were held by our foreign subsidiaries and subject to repatriation tax considerations. These foreign funds were located primarily in the United Kingdom, Canada, and India. As a result of the 2017 Tax Cuts and Jobs Act, we do not expect to pay incremental U.S. taxes on repatriation. We have recorded income tax expense for Canada and India withholding taxes on earnings that are not permanently reinvested. In the event that funds from foreign operations are repatriated to the United States, we would pay withholding taxes at that time.

Intuit Q1 Fiscal 2022 Form 10-Q	41

Off-Balance Sheet Arrangements
At October 31, 2021, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.
Contractual Obligations
We presented our contractual obligations at July 31, 2021 in our Annual Report on Form 10-K for the fiscal year then ended. In September 2021 we signed an agreement that includes non-cancellable commitments of $555 million through July 31, 2044 for an exclusive naming rights partnership with the Los Angeles Clippers for Intuit Dome, a new sports facility. The commitment is $1.5 million per year for the first three years and $27.5 million per year for the remainder of the agreement. There were no other significant changes in our purchase obligations during the three months ended October 31, 2021.
In November 2021 we amended an existing cloud services agreement for an additional five years. Under the amended agreement, we have an annual minimum commitment of $150 million per year and a total minimum purchase commitment of $1.2 billion over the five year contract term.
Recent Accounting Pronouncements
For a description of recent accounting pronouncements, if any, and the potential impact of these pronouncements on our condensed consolidated financial statements, see Note 1 to the financial statements in Part I, Item 1 of this Quarterly Report.

Intuit Q1 Fiscal 2022 Form 10-Q	42

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes to our quantitative and qualitative disclosures about market risk during the three months ended October 31, 2021. See Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended July 31, 2021 for a detailed discussion of our market risks.

Intuit Q1 Fiscal 2022 Form 10-Q	43

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
Changes in Internal Control over Financial Reporting
On December 3, 2020, we completed the acquisition of Credit Karma. Under guidelines established by the SEC, companies are permitted to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition while integrating the acquired company. In conducting our evaluation of the effectiveness of our internal control over financial reporting, we excluded Credit Karma from our evaluation for the period ended October 31, 2021. We are in the process of integrating Credit Karma into our system of internal control over financial reporting.
Except as noted above, there was no change in our internal control over financial reporting during the period ended October 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Intuit Q1 Fiscal 2022 Form 10-Q	44

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
These and other potential negative impacts relating to the COVID-19 pandemic are described further in the risk factors that follow.

Intuit Q1 Fiscal 2022 Form 10-Q	45

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
Our consumer tax business also faces significant potential competition from the public sector, where we face the risk of federal and state taxing authorities proposing revenue raising strategies that involve developing and providing government tax software or other government return preparation systems at public expense. These or similar programs may be introduced or expanded in the future, which may change the voluntary compliance tax system in ways that could cause us to lose customers and revenue. The IRS Free File Program is currently the sole means by which the IRS offers tax software directly to taxpayers and, in December 2019, the agreement governing the program was amended to eliminate the pledge by the IRS that it would not offer a duplicative or competing service. Under this program, the IRS has worked with private industry to provide more than 60 million free returns since 2003, utilizing donated private sector tax software and e-filing services, including software that we donated to the Free File Program, for low and middle income taxpayers at no cost to the government or individual users. However, we no longer be participate in the IRS Free File Program, and its continuation depends on a number of factors, including continued broad public awareness of and access to the free program and continued private industry donations, as well as continued government support. The current agreement is scheduled to expire in October 2022. Our departure from the Free File Program may increase the likelihood that such program is terminated or is not extended beyond October 2022. If the Free File Program were to be terminated or the IRS were to enter the software development and return preparation space, the federal government could become a publicly funded direct competitor of the U.S. tax services industry and of Intuit. Government funded services that curtail or eliminate the role of taxpayers in preparing their own taxes could potentially have material and adverse revenue implications.
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

Intuit Q1 Fiscal 2022 Form 10-Q	46

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

Intuit Q1 Fiscal 2022 Form 10-Q	47

Our acquisition and divestiture activities may disrupt our ongoing business, may involve increased expenses and may present risks not contemplated at the time of the transactions.
We have acquired and may continue to acquire companies, products, technologies and talent that complement our strategic direction, both in and outside the United States. Acquisitions, such as our acquisitions of Credit Karma and Mailchimp, involve significant risks and uncertainties, including:
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
In addition, any acquisition or divestiture that we announce may not be completed if closing conditions are not satisfied. Because acquisitions and divestitures are inherently risky, our transactions may not be successful and may, in some cases, harm our operating results or financial condition. In particular, if we are unable to successfully operate together with Credit Karma, Mailchimp or any other company that we acquire to achieve shared growth opportunities or combine reporting or other processes within the expected time frame, such delay may materially and adversely affect the benefits that we expect to achieve as a result of the acquisition and could result in additional costs or loss of revenue. Moreover, the impact of COVID-19, adverse changes in market conditions and other factors, such as the failure to realize some or all of the anticipated benefits of these acquisitions, may cause the acquisition to be dilutive to Intuit’s operating earnings per share beyond the first fiscal year after close. Any dilution of our non-GAAP diluted earnings per share could cause the price of shares of Intuit Common Stock to decline or grow at a reduced rate.
OPERATIONAL RISKS
Operational risks arise from internal and external events relating to systems, processes and people. Risks that affect the operation of our businesses include the following: potential security incidents; privacy and cybersecurity concerns relating to

Intuit Q1 Fiscal 2022 Form 10-Q	48

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

Intuit Q1 Fiscal 2022 Form 10-Q	49

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

Intuit Q1 Fiscal 2022 Form 10-Q	50

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

Intuit Q1 Fiscal 2022 Form 10-Q	51

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

Intuit Q1 Fiscal 2022 Form 10-Q	52

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
•antitrust and competition regulations;
•potentially adverse tax developments;
•economic uncertainties relating to European sovereign and other debt;
•trade barriers and changes in trade regulations;

Intuit Q1 Fiscal 2022 Form 10-Q	53

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
The company is subject to federal, state, local and international laws and regulations that affect the company’s activities, including, without limitation, areas of labor, advertising and marketing, tax, financial services, data privacy and security, electronic funds transfer, money transmission, lending, digital content, consumer protection, real estate, billing, e-commerce, promotions, quality of services, intellectual property ownership and infringement, import and export requirements, anti-corruption, foreign exchange controls and cash repatriation restrictions, anti-competition, environmental, health and safety, and other regulated activities. There have been significant new regulations and heightened focus by the government on many of these areas, as well as in areas such as insurance and privacy. As we expand our products and services and revise our business models, both domestically and internationally, we may become subject to additional government regulation or increased regulatory scrutiny. For example, in April 2020, one of our subsidiaries became a Small Business Administration ("SBA") approved lender under the SBA’s recently established Paycheck Protection Program (“PPP”) authorized by the Coronavirus Aid, Relief and Economic Security Act. Further, regulators (both in the U.S. and in other jurisdictions in which we operate) may adopt new laws or regulations, change existing regulations, or their interpretation of existing laws or regulations may differ from ours. In response to the COVID-19 pandemic, federal, state, local and foreign governmental authorities have imposed, and may continue to impose, protocols and restrictions intended to contain the spread of the virus, including limitations on the reopening of work facilities, schools, public buildings and businesses, quarantines, lockdowns and travel restrictions. Such restrictions have disrupted and may continue to disrupt our business operations and limit our ability to perform critical functions.
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

Intuit Q1 Fiscal 2022 Form 10-Q	54

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

Intuit Q1 Fiscal 2022 Form 10-Q	55

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

Intuit Q1 Fiscal 2022 Form 10-Q	56

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
Our acquisitions have resulted in significant expenses, including amortization and impairment of acquired technology and other acquired intangible assets, and impairment of goodwill. Total costs and expenses in these categories were $196 million in fiscal 2021; $28 million in fiscal 2020; and $26 million in fiscal 2019. Although under current accounting rules goodwill is not amortized, we may incur impairment charges related to the goodwill already recorded and to goodwill arising out of future acquisitions. We test the impairment of goodwill annually in our fourth fiscal quarter or more frequently if indicators of impairment arise. The timing of the formal annual test may result in charges to our statement of operations in our fourth fiscal quarter that may not have been reasonably foreseen in prior periods. At October 31, 2021, we had $5.6 billion in goodwill and $3.2 billion in net acquired intangible assets on our condensed consolidated balance sheet, both of which may be subject to impairment charges in the future. New acquisitions, and any impairment of the value of acquired intangible assets, may have a significant negative impact on our future financial results.
We have incurred indebtedness and may incur other debt in the future, which may adversely affect our financial condition and future financial results.
As of October 31, 2021, we had an aggregate of $2.0 billion of indebtedness outstanding under our senior unsecured notes. In addition, on November 1, 2021, we borrowed $4.7 billion under our credit facilities to fund a portion of the purchase price to acquire Mailchimp. Under the agreements governing our indebtedness, we are permitted to incur additional debt. This debt, and any debt that we may incur in the future, may adversely affect our financial condition and future financial results by, among other things:
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

Intuit Q1 Fiscal 2022 Form 10-Q	57

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

Intuit Q1 Fiscal 2022 Form 10-Q	58

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Stock repurchase activity during the three months ended October 31, 2021 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans
August 1, 2021 through August 31, 2021	248,100	$536.24	248,100	$3,215,806,950
September 1, 2021 through September 30, 2021	195,000	$561.14	195,000	$3,106,384,416
October 1, 2021 through October 31, 2021	162,500	$591.63	162,500	$3,010,244,564
Total	605,600	$559.12	605,600
Note: On August 21, 2018 our Board approved a stock repurchase program under which we are authorized to repurchase up to $2 billion of our common stock. On August 20, 2021 our Board approved an increased authorization to purchase up to an additional $2 billion of our common stock under the existing stock repurchase program. All of the shares repurchased during the three months ended October 31, 2021 were purchased under this plan. At October 31, 2021, authorization from our Board of Directors to expend up to $3.0 billion remained available under the plans.

ITEM 6 - EXHIBITS
See the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q.

Intuit Q1 Fiscal 2022 Form 10-Q	59

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTUIT INC. (Registrant)
Date:	November 18, 2021	By:	/s/ MICHELLE M. CLATTERBUCK
Michelle M. Clatterbuck
Executive Vice President and Chief Financial Officer (Authorized Officer and Principal Financial Officer)

Intuit Q1 Fiscal 2022 Form 10-Q	60

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference

31.01	Certification of Chief Executive Officer	X

31.02	Certification of Chief Financial Officer	X

32.01*	Section 1350 Certification (Chief Executive Officer)	X

32.02*	Section 1350 Certification (Chief Financial Officer)	X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X

101.SCH	XBRL Taxonomy Extension Schema	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X
________________________________

*	This exhibit is intended to be furnished and shall not be deemed “filed” for purposes of the Securities Exchange Act of 1934, as amended.

Intuit Q1 Fiscal 2022 Form 10-Q	61