Form 10-Q
period 2022-01-31
INTUIT INC
filed 2022-03-02
CIK 896878

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended January 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 282,812,475 shares of Common Stock, $0.01 par value, were outstanding at February 18, 2022.

INTUIT INC. FORM 10-Q INDEX
Intuit, QuickBooks, TurboTax, Mint, Credit Karma and Mailchimp among others, are registered trademarks and/or registered service marks of Intuit Inc., or one of its subsidiaries, in the United States and other countries. Other parties’ marks are the property of their respective owners.

Intuit Q2 Fiscal 2022 Form 10-Q	2

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

Intuit Q2 Fiscal 2022 Form 10-Q	3

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

INTUIT INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended		Six Months Ended
(In millions, except per share amounts)	January 31, 2022	January 31, 2021	January 31, 2022	January 31, 2021
Net revenue:
Product	$525	$495	$922	$862
Service and other	2,148	1,081	3,758	2,037
Total net revenue	2,673	1,576	4,680	2,899
Costs and expenses:
Cost of revenue:
Cost of product revenue	20	22	35	37
Cost of service and other revenue	503	331	890	565
Amortization of acquired technology	42	14	57	21
Selling and marketing	942	580	1,492	942
Research and development	590	368	1,120	693
General and administrative	399	250	661	419
Amortization of other acquired intangible assets	121	36	174	38
Total costs and expenses	2,617	1,601	4,429	2,715
Operating income (loss)	56	(25)	251	184
Interest expense	(21)	(7)	(28)	(15)
Interest and other income (loss), net	(5)	54	45	63
Income before income taxes	30	22	268	232
Income tax (benefit) provision	(70)	2	(60)	14
Net income	$100	$20	$328	$218

Basic net income per share	$0.35	$0.07	$1.18	$0.82
Shares used in basic per share calculations	283	270	278	266

Diluted net income per share	$0.35	$0.07	$1.16	$0.81
Shares used in diluted per share calculations	287	273	282	269

Cash dividends declared per common share	$0.68	$0.59	$1.36	$1.18
See accompanying notes.

Intuit Q2 Fiscal 2022 Form 10-Q	4

INTUIT INC. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended		Six Months Ended
(In millions)	January 31, 2022	January 31, 2021	January 31, 2022	January 31, 2021

Net income	$100	$20	$328	$218
Other comprehensive income (loss), net of income taxes:
Unrealized gain (loss) on available-for-sale debt securities	(1)	—	(5)	(1)
Foreign currency translation gain (loss)	(4)	12	(5)	10
Total other comprehensive income (loss), net	(5)	12	(10)	9
Comprehensive income	$95	$32	$318	$227
See accompanying notes.

Intuit Q2 Fiscal 2022 Form 10-Q	5

INTUIT INC. CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(In millions)	January 31, 2022	July 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$1,257	$2,562
Investments	157	1,308
Accounts receivable, net	889	391
Income taxes receivable	241	123
Prepaid expenses and other current assets	571	316
Current assets before funds held for customers	3,115	4,700
Funds held for customers	375	457
Total current assets	3,490	5,157
Long-term investments	90	43
Property and equipment, net	831	780
Operating lease right-of-use assets	439	380
Goodwill	13,732	5,613
Acquired intangible assets, net	7,388	3,252
Long-term deferred income taxes	8	8
Other assets	325	283
Total assets	$26,303	$15,516

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$883	$623
Accrued compensation and related liabilities	413	530
Deferred revenue	822	684
Other current liabilities	475	361
Current liabilities before customer fund deposits	2,593	2,198
Customer fund deposits	375	457
Total current liabilities	2,968	2,655
Long-term debt	6,732	2,034
Long-term deferred income tax liabilities	506	525
Operating lease liabilities	429	380
Other long-term obligations	73	53
Total liabilities	10,708	5,647
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock and additional paid-in capital	17,202	10,548
Treasury stock, at cost	(13,808)	(12,951)
Accumulated other comprehensive loss	(34)	(24)
Retained earnings	12,235	12,296
Total stockholders’ equity	15,595	9,869
Total liabilities and stockholders’ equity	$26,303	$15,516
See accompanying notes

Intuit Q2 Fiscal 2022 Form 10-Q	6

.

INTUIT INC. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)

	Three Months Ended January 31, 2022
(In millions, except shares in thousands)	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
Balance at October 31, 2021	273,222	$10,718	$(13,289)	$(29)	$12,333	$9,733
Comprehensive income	—	—	—	(5)	100	95
Issuance of stock under employee stock plans, net of shares withheld for employee taxes	498	(168)	—	—	—	(168)
Stock repurchases	(810)	—	(519)	—	—	(519)
Dividends and dividend rights declared ($0.68 per share)	—	—	—	—	(198)	(198)
Share-based compensation expense	—	336	—	—	—	336
Issuance of stock in business combination	10,090	6,316	—	—	—	6,316
Balance at January 31, 2022	283,000	$17,202	$(13,808)	$(34)	$12,235	$15,595

	Six Months Ended January 31, 2022
(In millions, except shares in thousands)	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
Balance at July 31, 2021	273,235	$10,548	$(12,951)	$(24)	$12,296	$9,869
Comprehensive income	—	—	—	(10)	328	318
Issuance of stock under employee stock plans, net of shares withheld for employee taxes	1,091	(279)	—	—	—	(279)
Stock repurchases	(1,416)	—	(857)	—	—	(857)
Dividends and dividend rights declared ($1.36 per share)	—	—	—	—	(389)	(389)
Share-based compensation expense	—	617	—	—	—	617
Issuance of stock in business combination	10,090	6,316	—	—	—	6,316
Balance at January 31, 2022	283,000	$17,202	$(13,808)	$(34)	$12,235	$15,595
See accompanying notes.

Intuit Q2 Fiscal 2022 Form 10-Q	7

INTUIT INC. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)

	Three Months Ended January 31, 2021
(In millions, except shares in thousands)	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
Balance at October 31, 2020	262,707	$6,283	$(11,929)	$(35)	$10,926	$5,245
Comprehensive income	—	—	—	12	20	32
Issuance of stock under employee stock plans, net of shares withheld for employee taxes	400	(49)	—	—	—	(49)
Stock repurchases under stock repurchase programs	(470)	—	(175)	—	—	(175)
Dividends and dividend rights declared ($0.59 per share)	—	—	—	—	(163)	(163)
Share-based compensation expense	—	180	—	—	—	180
Issuance of stock in business combination	11,324	3,798	—	—	—	3,798
Balance at January 31, 2021	273,961	$10,212	$(12,104)	$(23)	$10,783	$8,868

	Six Months Ended January 31, 2021
(In millions, except shares in thousands)	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
Balance at July 31, 2020	261,740	$6,182	$(11,929)	$(32)	$10,885	$5,106
Comprehensive income	—	—	—	9	218	227
Issuance of stock under employee stock plans, net of shares withheld for employee taxes	1,367	(60)	—	—	—	(60)
Stock repurchases under stock repurchase programs	(470)	—	(175)	—	—	(175)
Dividends and dividend rights declared ($1.18 per share)	—	—	—	—	(320)	(320)
Share-based compensation expense	—	292	—	—	—	292
Issuance of stock in business combination	11,324	3,798	—	—	—	3,798
Balance at January 31, 2021	273,961	$10,212	$(12,104)	$(23)	$10,783	$8,868
See accompanying notes.

Intuit Q2 Fiscal 2022 Form 10-Q	8

INTUIT INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended
(In millions)	January 31, 2022	January 31, 2021
Cash flows from operating activities:
Net income	$328	$218
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	96	77
Amortization of acquired intangible assets	233	60
Non-cash operating lease cost	40	28
Share-based compensation expense	616	291
Deferred income taxes	(12)	11
Other	(29)	(48)
Total adjustments	944	419
Originations of loans held for sale	—	(41)
Sale and principal payments of loans held for sale	—	143
Changes in operating assets and liabilities:
Accounts receivable	(472)	(178)
Income taxes receivable	(117)	(82)
Prepaid expenses and other assets	(133)	(63)
Accounts payable	84	87
Accrued compensation and related liabilities	(523)	(269)
Deferred revenue	83	90
Operating lease liabilities	(41)	(27)
Other liabilities	77	27
Total changes in operating assets and liabilities	(1,042)	(415)
Net cash provided by operating activities	230	324
Cash flows from investing activities:
Purchases of corporate and customer fund investments	(318)	(535)
Sales of corporate and customer fund investments	1,429	89
Maturities of corporate and customer fund investments	154	265
Purchases of property and equipment	(107)	(71)
Acquisitions of businesses, net of cash acquired	(5,682)	(3,045)
Originations of term loans to small businesses	(317)	(70)
Principal repayments of term loans from small businesses	175	53
Other	(16)	48
Net cash used in investing activities	(4,682)	(3,266)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	4,700	—
Repayments on borrowings under unsecured revolving credit facility	—	(1,000)
Proceeds from borrowings under secured revolving credit facility	2	—
Repayment of debt	—	(13)
Proceeds from issuance of stock under employee stock plans	75	108
Payments for employee taxes withheld upon vesting of restricted stock units	(355)	(168)
Cash paid for purchases of treasury stock	(874)	(164)
Dividends and dividend rights paid	(385)	(321)
Net change in customer fund deposits	(82)	(29)
Other	(9)	—
Net cash provided by (used in) financing activities	3,072	(1,587)

Intuit Q2 Fiscal 2022 Form 10-Q	9

Effect of exchange rates on cash, cash equivalents, restricted cash, and restricted cash equivalents	(6)	10
Net decrease in cash, cash equivalents, restricted cash, and restricted cash equivalents	(1,386)	(4,519)
Cash, cash equivalents, restricted cash, and restricted cash equivalents at beginning of period	2,819	6,697
Cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period	$1,433	$2,178

Reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents reported within the condensed consolidated balance sheets to the total amounts reported on the condensed consolidated statements of cash flows
Cash and cash equivalents	$1,257	$1,952
Restricted cash and restricted cash equivalents included in funds held for customers	176	226
Total cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period	$1,433	$2,178

Supplemental schedule of non-cash investing activities:
Issuance of common stock in business combinations	$6,316	$3,798
See accompanying notes.

Intuit Q2 Fiscal 2022 Form 10-Q	10

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
Our flagship brands, TurboTax, QuickBooks and Mint help customers run their small businesses, pay employees and send invoices, separate business and personal expenses, track their money, and file income taxes. Credit Karma is a consumer technology platform that enables us to provide personalized financial offers to members including credit cards, loans, insurance, and savings and checking accounts through an FDIC member bank partner. ProSeries and Lacerte are our leading tax preparation offerings for professional accountants. On November 1, 2021 we acquired The Rocket Science Group LLC (Mailchimp), a global customer engagement and marketing platform for growing small and mid-market businesses. Incorporated in 1984 and headquartered in Mountain View, California, we sell our products and services primarily in the United States.

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
We acquired Credit Karma, Inc. (Credit Karma) on December 3, 2020. We have included the results of operations for Credit Karma in our condensed consolidated statements of operations from the date of acquisition. We have completed the purchase price allocation for the Credit Karma acquisition as of January 31, 2022 with no material adjustments from those disclosed in our Annual Report on Form 10-K for the fiscal year ended July 31, 2021. Credit Karma operates as a separate reportable segment. See Note 12, "Segment Information," for more information.
We acquired Mailchimp on November 1, 2021. We have included the results of operations for Mailchimp in our condensed consolidated statements of operations from the date of acquisition. Mailchimp is part of our Small Business & Self-Employed segment. See Note 5, "Business Combinations," for more information.
These unaudited condensed consolidated financial statements and accompanying notes should be read together with the audited consolidated financial statements in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2021. Results for the six months ended January 31, 2022 do not necessarily indicate the results we expect for the fiscal year ending July 31, 2022 or any other future period.

Seasonality
Our Consumer and ProConnect offerings have a significant and distinct seasonal pattern as sales and revenue from our income tax preparation products and services are heavily concentrated in the period from November through April. Typically, returns are accepted by the IRS starting in January and the tax filing deadline is in April. This seasonal pattern results in higher net revenues during our second and third quarters ending January 31 and April 30, respectively. In fiscal 2022 the IRS began accepting returns on January 24, 2022 and the tax filing deadline is April 18, 2022. However, in fiscal 2021 the IRS began accepting returns on February 12, 2021 and the tax filing deadline was extended to May 17, 2021. These changes to the fiscal 2021 tax filing season impacted our second and third quarter financial results for that year.

Significant Accounting Policies
We describe our significant accounting policies in Note 1 to the financial statements in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2021. There have been no changes to our significant accounting policies during the first six months of fiscal 2022.

Intuit Q2 Fiscal 2022 Form 10-Q	11

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

Intuit Q2 Fiscal 2022 Form 10-Q	12

The following table presents the composition of shares used in the computation of basic and diluted net income per share for the periods indicated.

	Three Months Ended		Six Months Ended
(In millions, except per share amounts)	January 31, 2022	January 31, 2021	January 31, 2022	January 31, 2021
Numerator:
Net income	$100	$20	$328	$218

Denominator:
Shares used in basic per share amounts:
Weighted average common shares outstanding	283	270	278	266

Shares used in diluted per share amounts:
Weighted average common shares outstanding	283	270	278	266
Dilutive common equivalent shares from stock options
and restricted stock awards	4	3	4	3
Dilutive weighted average common shares outstanding	287	273	282	269

Basic and diluted net income per share:
Basic net income per share	$0.35	$0.07	$1.18	$0.82

Diluted net income per share	$0.35	$0.07	$1.16	$0.81

Shares excluded from diluted net income per share:
Weighted average stock options and restricted stock units that have been excluded from dilutive common equivalent shares outstanding due to their anti-dilutive effect	—	1	—	1

Deferred Revenue
We record deferred revenue when we have entered into a contract with a customer and cash payments are received or due prior to transfer of control or satisfaction of the related performance obligation. During the three and six months ended January 31, 2022, we recognized revenue of $157 million and $578 million, respectively, that was included in deferred revenue at July 31, 2021. During the three and six months ended January 31, 2021, we recognized revenue of $144 million and $543 million, respectively, that was included in deferred revenue at July 31, 2020.
Our performance obligations are generally satisfied within 12 months of the initial contract date. As of January 31, 2022 and July 31, 2021, the deferred revenue balance related to performance obligations that will be satisfied after 12 months was $5 million and $8 million, respectively, and is included in other long-term obligations on our condensed consolidated balance sheets.

Notes Receivable and Allowances for Loan Losses
Notes receivable held for investment consist of term loans to small businesses and are included in prepaid expenses and other current assets and other assets on our condensed consolidated balance sheets. As of January 31, 2022 and July 31, 2021, the notes receivable balances were $283 million and $139 million, respectively, and the allowances for loan losses were not material. The term loans are not secured and are recorded at amortized cost, net of allowances for loan losses. We maintain an allowance for loan losses to reserve for potentially uncollectible notes receivable. We evaluate the creditworthiness of our term loan portfolio on an individual loan basis, based on a data analytics risk model that evaluates trends related to revenue, debt payments and negative events in the previous 12 months and applies a loss rate at the time of loan origination. The average is then applied against the outstanding portfolio. The loss rate and underlying model are updated periodically to reflect actual loan performance and changes in assumptions. We make judgments about the known and inherent risks in the loan portfolio, adverse situations that may affect borrowers’ ability to repay and current and future economic conditions. When we determine that amounts are uncollectible, we write them off against the allowance.

Concentration of Credit Risk and Significant Customers
No customer accounted for 10% or more of total net revenue in the three or six months ended January 31, 2022 or January 31, 2021. No customer accounted for 10% or more of gross accounts receivable at January 31, 2022 or July 31, 2021.

Accounting Standards Recently Adopted
Business Combinations - In October 2021 the FASB issued ASU 2021-08, “Business Combinations—Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (Topic 805).” This standard requires an acquirer in a business

Intuit Q2 Fiscal 2022 Form 10-Q	13

combination to recognize and measure contract assets and contract liabilities from acquired contracts using the revenue recognition guidance under Accounting Standards Codification Topic 606 in order to align the recognition of a contract liability with the definition of a performance obligation. This approach differs from the current requirement to measure contract assets and contract liabilities acquired in a business combination at fair value. We elected to early adopt this standard in the second quarter of our fiscal year that began August 1, 2021. The adoption of ASU 2021-08 did not have a material impact on our consolidated financial statements.
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

	January 31, 2022			July 31, 2021
(In millions)	Level 1	Level 2	Total Fair Value	Level 1	Level 2	Total Fair Value
Assets:
Cash equivalents, primarily money market funds and time deposits	$264	$—	$264	$1,660	$—	$1,660
Available-for-sale debt securities:
Municipal bonds	—	—	—	—	38	38
Corporate notes	—	324	324	—	1,400	1,400
U.S. agency securities	—	32	32	—	70	70
Total available-for-sale debt securities	—	356	356	—	1,508	1,508
Total assets measured at fair value on a recurring basis	$264	$356	$620	$1,660	$1,508	$3,168
Liabilities:
Senior unsecured notes(1)	$—	$1,926	$1,926	$—	$1,986	$1,986
(1) Carrying value on our balance sheets at January 31, 2022 and July 31, 2021 was $1.99 billion. See Note 7, “Long-Term Obligations and Commitments,” for more information.

Intuit Q2 Fiscal 2022 Form 10-Q	14

The following table summarizes our cash equivalents and available-for-sale debt securities by balance sheet classification and level in the fair value hierarchy at the dates indicated.

	January 31, 2022			July 31, 2021
(In millions)	Level 1	Level 2	Total Fair Value	Level 1	Level 2	Total Fair Value
Cash equivalents:
In cash and cash equivalents	$219	$—	$219	$1,660	$—	$1,660
In funds held for customers	45	—	45	—	—	—
Total cash equivalents	$264	$—	$264	$1,660	$—	$1,660
Available-for-sale debt securities:
In investments	$—	$157	$157	$—	$1,308	$1,308
In funds held for customers	—	199	199	—	200	200
Total available-for-sale debt securities	$—	$356	$356	$—	$1,508	$1,508
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
There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the six months ended January 31, 2022.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
Long-term investments represent non-marketable equity securities in privately held companies that do not have a readily determinable fair value. They are accounted for at cost and adjusted based on observable price changes from orderly transactions for identical or similar investments of the same issuer or impairment. These investments are classified as Level 3 in the fair value hierarchy because we estimate the value based on valuation methods which may include a combination of the observable transaction price at the transaction date and other unobservable inputs including volatility, rights, and obligations of the investments we hold. We recognized no upward adjustments during the three months ended January 31, 2022 and $46 million of upward adjustments during the six months ended January 31, 2022. We recognized $9 million and $17 million of upward adjustments during the three and six months ended January 31, 2021, respectively. Impairments recognized during the three and six months ended January 31, 2022 and January 31, 2021 were immaterial. Cumulative upward adjustments were $63 million and cumulative impairments were immaterial through January 31, 2022 for measurement alternative investments held as of January 31, 2022. As of January 31, 2022 and July 31, 2021, the carrying value of long-term investments was $90 million and $43 million, respectively.

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

Intuit Q2 Fiscal 2022 Form 10-Q	15

The following table summarizes our cash and cash equivalents, investments, and funds held for customers by balance sheet classification at the dates indicated.

	January 31, 2022		July 31, 2021
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Classification on condensed consolidated balance sheets:
Cash and cash equivalents	$1,257	$1,257	$2,562	$2,562
Investments	158	157	1,305	1,308
Funds held for customers	378	375	456	457
Total cash and cash equivalents, investments, and funds held for customers	$1,793	$1,789	$4,323	$4,327
The following table summarizes our cash and cash equivalents, investments, and funds held for customers by investment category at the dates indicated.

	January 31, 2022		July 31, 2021
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Type of issue:
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$1,433	$1,433	$2,819	$2,819
Available-for-sale debt securities:
Municipal bonds	—	—	37	38
Corporate notes	327	324	1,397	1,400
U.S. agency securities	33	32	70	70
Total available-for-sale debt securities	360	356	1,504	1,508
Total cash, cash equivalents, restricted cash, restricted cash equivalents, and investments	$1,793	$1,789	$4,323	$4,327
We use the specific identification method to compute gains and losses on investments. We include realized gains and losses on our available-for-sale debt securities in interest and other income on our condensed consolidated statements of operations. Gross realized gains and losses on our available-for-sale debt securities for the six months ended January 31, 2022 and January 31, 2021 were not significant.
We accumulate unrealized gains and losses on our available-for-sale debt securities, net of tax, in accumulated other comprehensive income or loss in the stockholders’ equity section of our condensed consolidated balance sheets, except for certain unrealized losses described below. Gross unrealized gains and losses on our available-for-sale debt securities at January 31, 2022 and July 31, 2021 were not significant.
For available-for sale debt securities in an unrealized loss position, we determine whether a credit loss exists. The estimate of the credit loss is determined by considering available information relevant to the collectibility of the security and information about past events, current conditions, and reasonable and supportable forecasts. The allowance for credit loss is recorded to interest and other income on our condensed consolidated statement of operations, not to exceed the amount of the unrealized loss. Any excess unrealized loss greater than the credit loss at a security level is recognized in accumulated other comprehensive income or loss in the stockholders' equity section of our condensed consolidated balance sheets. We determined there were no credit losses related to available-for-sale securities as of January 31, 2022. Unrealized losses on available-for-sale debt securities at January 31, 2022 were not significant. We do not intend to sell these investments. In addition, it is more likely than not that we will not be required to sell them before recovery of the amortized cost basis, which may be at maturity.

Intuit Q2 Fiscal 2022 Form 10-Q	16

The following table summarizes our available-for-sale debt securities, included in investments and funds held for customers, classified by the stated maturity date of the security at the dates indicated.

	January 31, 2022		July 31, 2021
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$102	$102	$551	$553
Due within two years	189	187	550	551
Due within three years	68	66	398	398
Due after three years	1	1	5	6
Total available-for-sale debt securities	$360	$356	$1,504	$1,508

The following table summarizes our funds held for customers by investment category at the dates indicated.

(In millions)	January 31, 2022	July 31, 2021
Restricted cash and restricted cash equivalents	$176	$257
Restricted available-for-sale debt securities	199	200
Total funds held for customers	$375	$457

(In millions)	January 31, 2021	July 31, 2020
Restricted cash and restricted cash equivalents	$226	$255
Restricted available-for-sale debt securities	200	200
Total funds held for customers	$426	$455

4. Goodwill and Acquired Intangible Assets

Goodwill
Changes in the carrying value of goodwill by reportable segment during the six months ended January 31, 2022 were as shown in the following table. Our reportable segments are described in Note 12, “Segment Information.”

(In millions)	Balance July 31, 2021	Goodwill Acquired	Foreign Currency Translation	Balance January 31, 2022
Small Business & Self-Employed	$1,578	$8,103	$(1)	$9,680
Consumer	42	10	—	52
Credit Karma	3,898	5	—	3,903
ProConnect	95	2	—	97
Totals	$5,613	$8,120	$(1)	$13,732
Goodwill is net of accumulated impairment losses of $114 million, which were recorded prior to July 31, 2021 and are included in our Consumer segment. The fiscal 2022 increase in the Small Business & Self-Employed segment was primarily due to the acquisition of Mailchimp. See Note 5, "Business Combinations."

Intuit Q2 Fiscal 2022 Form 10-Q	17

Acquired Intangible Assets
The following table shows the cost, accumulated amortization and weighted average life in years for our acquired intangible assets at the dates indicated. The increases in intangible assets during the six months ended January 31, 2022 were primarily due to the acquisition of Mailchimp. See Note 5, "Business Combinations." The weighted average lives are calculated for assets that are not fully amortized.

(Dollars in millions)	Customer Lists / User Relationships	Purchased Technology	Trade Names and Logos	Covenants Not to Compete or Sue	Total

At January 31, 2022:
Cost	$6,198	$1,612	$680	$42	$8,532
Accumulated amortization	(532)	(509)	(61)	(42)	(1,144)
Acquired intangible assets, net	$5,666	$1,103	$619	$—	$7,388
Weighted average life in years	14	8	13	0	13

At July 31, 2021:
Cost	$3,038	$686	$400	$42	$4,166
Accumulated amortization	(377)	(455)	(41)	(41)	(914)
Acquired intangible assets, net	$2,661	$231	$359	$1	$3,252
Weighted average life in years	15	5	15	3	14
The following table shows the expected future amortization expense for our acquired intangible assets at January 31, 2022. Amortization of purchased technology is charged to amortization of acquired technology in our consolidated statements of operations. Amortization of other acquired intangible assets such as customer lists is charged to amortization of other acquired intangible assets in our consolidated statements of operations. If impairment events occur, they could accelerate the timing of acquired intangible asset charges.

(In millions)	Expected Future Amortization Expense
Twelve months ending July 31,
2022 (excluding the six months ended January 31, 2022)	$327
2023	646
2024	624
2025	622
2026	620
Thereafter	4,549
Total expected future amortization expense	$7,388

5. Business Combinations

Mailchimp
On November 1, 2021 we acquired all of the outstanding equity of The Rocket Science Group LLC (Mailchimp), a global customer engagement and marketing platform for growing small and mid-market businesses. We acquired Mailchimp to help deliver on the vision of an innovative, end-to-end customer growth platform for small and mid-market businesses. Mailchimp is part of our Small Business & Self-Employed segment. We have included the financial results of Mailchimp in the condensed consolidated financial statements from the date of acquisition. Pro forma information related to this acquisition has not been presented, as the effect of the acquisition on our consolidated results of operations was not material. Our results of operations for the three and six months ended January 31, 2022 included $240 million of revenue attributable to Mailchimp. For the three and six months ended January 31, 2022, we recorded professional fees associated with the acquisition of $52 million and $63 million, respectively, in general and administrative expenses.
The fair value of the purchase consideration totaled $12.0 billion which included $5.7 billion in cash and 10.1 million shares of Intuit common stock with a value of approximately $6.3 billion. The fair value of the stock consideration is based on the October 29, 2021 closing price of Intuit common stock of $625.99.

Intuit Q2 Fiscal 2022 Form 10-Q	18

Pursuant to the equity purchase agreement we also issued approximately 583,000 restricted stock units (RSUs) in substitution of outstanding equity incentive awards. These RSUs have a grant date fair value of approximately $355 million and will be expensed over three years. Additionally, we issued approximately 325,000 RSUs with a total grant date fair value of approximately $211 million to Mailchimp employees, of which $151 million will be expensed over four years and $60 million will be expensed over six months.
The preliminary allocation of the Mailchimp purchase price is as follows:

(In millions)	Amount
Cash and cash equivalents	$42
Investments	126
Accounts receivable, net	25
Income taxes receivable	1
Prepaid expenses and other current assets	24
Long-term investments	1
Property and equipment, net	15
Operating lease right-of-use assets	31
Goodwill	8,089
Intangible assets	4,340
Long-term deferred income tax assets	6
Other assets	1
Accounts payable	(163)
Accrued compensation and related liabilities	(409)
Deferred revenue	(52)
Other current liabilities	(56)
Long-term portion of operating lease liabilities	(20)
Other long-term obligations	(5)
Total preliminary purchase price allocation	$11,996
The excess of purchase consideration over the fair value of the net assets acquired was recorded as goodwill, which is primarily attributed to the assembled workforce of Mailchimp and the synergies expected to be achieved. This goodwill is assigned to the Small Business & Self-Employed segment and substantially all is deductible for income tax purposes. The fair values assigned to tangible assets acquired and liabilities assumed are preliminary based on management's estimates and assumptions and may be subject to change as additional information is received and certain tax returns are finalized. We expect to finalize the valuation as soon as practicable, but not later than one year from the acquisition date.
Intangible assets consist of customer lists, purchased technology, and trade names/trademarks. We amortize purchased intangible assets on a straight-line basis over their respective useful lives. The weighted average life of the total acquired identifiable intangible assets is 12 years. The following table presents the details of identifiable intangible assets acquired.

(In millions, except years)	Estimated Useful Life	Amount
Customer lists	13 years	$3,160
Purchased technology	9 years	900
Trade names/trademarks	10 years	280
Total identifiable intangible assets		$4,340

6. Current Liabilities

Short-Term Debt
On November 1, 2021 we terminated our amended and restated credit agreement dated May 2, 2019 (2019 Credit Facility) and entered into a credit agreement with certain institutional lenders with an aggregate principal amount of $5.7 billion, which

Intuit Q2 Fiscal 2022 Form 10-Q	19

includes a $1 billion unsecured revolving credit facility that matures on November 1, 2026 and a $4.7 billion unsecured term loan that matures on November 1, 2024.
On November 1, 2021 we borrowed the full $4.7 billion under the unsecured term loan to fund a portion of the cash consideration for the acquisition of Mailchimp. See Note 7, "Long-Term Obligations and Commitments," for more information regarding the term loan.

Unsecured Revolving Credit Facility
The credit agreement we entered into on November 1, 2021 includes a $1 billion unsecured revolving credit facility that will expire on November 1, 2026. Under this agreement we may, subject to certain customary conditions including lender approval, on one or more occasions increase commitments under the unsecured revolving credit facility in an amount not to exceed $250 million in the aggregate and may extend the maturity date up to two times. Advances under the unsecured revolving credit facility accrue interest at rates that are equal to, at our election, either (i) the alternate base rate plus a margin that ranges from 0.0% to 0.1%, or (ii) the Secured Overnight Finance Rate (SOFR) plus a margin that ranges from 0.69% to 1.1%. Actual margins under either election will be based on our senior debt credit ratings. The credit agreement includes customary affirmative and negative covenants, including financial covenants that require us to maintain a ratio of total gross debt to annual earnings before interest, taxes, depreciation and amortization (EBITDA) of not greater than 3.25 to 1.00 and a ratio of annual EBITDA to annual interest expense of not less than 3.00 to 1.00 as of the last day of each fiscal quarter. As of January 31, 2022 we were compliant with all required covenants. At January 31, 2022 no amounts were outstanding under the unsecured revolving credit facility. We paid no interest on the unsecured revolving credit facility during the six months ended January 31, 2022. We paid $1 million of interest on our previous unsecured revolving credit facility during the six months ended January 31, 2021.

Other Current Liabilities
Other current liabilities were as follows at the dates indicated:

(In millions)	January 31, 2022	July 31, 2021
Executive deferred compensation plan liabilities	$155	$153
Current portion of operating lease liabilities	76	66
Reserve for returns and credits	65	21
Accrued sales and property taxes	52	5
Reserve for promotional discounts and rebates	27	10
Merchant and consumer payments processing reserves	10	10
Current portion of dividend payable	10	9
Interest payable	5	1
Income taxes payable	2	3
Amounts due for share repurchases	—	17
Other	73	66
Total other current liabilities	$475	$361
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

Intuit Q2 Fiscal 2022 Form 10-Q	20

The carrying value of the Notes was as follows at the dates indicated:

(In millions)	January 31, 2022	July 31, 2021	Effective Interest Rate
Senior unsecured notes issued June 2020:
0.650% notes due July 2023	$500	$500	0.837%
0.950% notes due July 2025	500	500	1.127%
1.350% notes due July 2027	500	500	1.486%
1.650% notes due July 2030	500	500	1.767%
Total senior unsecured notes	2,000	2,000
Unamortized discount and debt issuance costs	(12)	(14)
Net carrying value senior unsecured notes	$1,988	$1,986
Interest is payable semiannually on January 15 and July 15 of each year. The discount and debt issuance costs are amortized to interest expense over the term of the Notes under the effective interest method. We paid $12 million in interest on the Notes during each of the six months ended January 31, 2022 and 2021.
The Notes are senior unsecured obligations of Intuit and rank equally with all existing and future unsecured and unsubordinated indebtedness of Intuit and are redeemable by us at any time, subject to a make-whole premium. Upon the occurrence of change of control transactions that are accompanied by certain downgrades in the credit ratings of the Notes, we will be required to repurchase the Notes at a repurchase price equal to 101% of the aggregate outstanding principal plus any accrued and unpaid interest to but not including the date of repurchase. The indenture governing the Notes requires us to comply with certain covenants. For example, the Notes limit our ability to create certain liens and enter into sale and leaseback transactions. As of January 31, 2022 we were compliant with all covenants governing the Notes.

Term Loan
On November 1, 2021 we entered into a credit agreement with certain institutional lenders with an aggregate principal amount of $5.7 billion, which includes a $4.7 billion unsecured term loan that matures on November 1, 2024. On November 1, 2021 we borrowed the full $4.7 billion under the unsecured term loan to fund a portion of the cash consideration for the acquisition of Mailchimp. Under this agreement we may, subject to certain customer conditions, on one or more occasions increase commitments under the term loan in an amount not to exceed $400 million in the aggregate. The term loan accrues interest at rates that are equal to, at our election, either (i) the alternate base rate plus a margin that ranges from 0.0% to 0.125% or SOFR plus a margin that range from 0.625% to 1.125%. Actual margins under either election will be based on our senior debt credit ratings. Interest on the term loan is payable monthly. The credit agreement includes customary affirmative and negative covenants. See Note 6, "Current Liabilities - Unsecured Revolving Credit Facility," for more information. At January 31, 2022, $4.7 billion was outstanding under the term loan. The carrying value of the term loan is net of debt issuance costs and approximates its fair value. We paid $9 million in interest on the term loan during the six months ended January 31, 2022. We paid $2 million in interest on our previous term loan under the 2019 Credit Facility during the six months January 31, 2021.

Secured Revolving Credit Facility
On February 19, 2019 a subsidiary of Intuit entered into a $300 million secured revolving credit facility with a lender to fund a portion of our loans to qualified small businesses. The revolving credit facility is secured by cash and receivables of the subsidiary and is non-recourse to Intuit Inc. We have entered into several amendments to the secured revolving credit facility, most recently on July 16, 2021, primarily to extend the commitment term and maturity date. Under the amended agreement, $150 million of the facility is committed and $150 million is uncommitted. Advances accrue interest at LIBOR plus 1.5%. Unused portions of the committed credit facility accrue interest at a rate ranging from 0.25% to 0.75%, depending on the total unused committed balance. The commitment term is through July 17, 2023 and the final maturity date is January 17, 2024. The amended agreement allows for the transition of the benchmark interest rate used to calculate finance charges from LIBOR to SOFR plus related benchmark adjustments that represent the prevailing market convention for dollar-denominated syndicated credit facilities. The agreement includes certain affirmative and negative covenants, including financial covenants that require the subsidiary to maintain specified financial ratios. As of January 31, 2022 we were compliant with all required covenants. At January 31, 2022, $50 million was outstanding under this facility and the weighted-average interest rate was 2.81%, which includes the interest on the unused committed portion. The outstanding balance is secured by cash and receivables of the subsidiary totaling $268 million. Interest on the facility is payable monthly. We paid $1 million of interest on the secured revolving credit facility during the six months ended January 31, 2022 and $1 million during the six months ended January 31, 2021.

Intuit Q2 Fiscal 2022 Form 10-Q	21

Future principal payments for long-term debt at January 31, 2022 were as shown in the table below.

(In millions)
Fiscal year ending July 31,
2022 (excluding the six months ended January 31, 2022)	$—
2023	500
2024	50
2025	5,200
2026	—
Thereafter	1,000
Total future principal payments for long-term debt	$6,750

Other Long-Term Obligations
Other long-term obligations were as follows at the dates indicated:

(In millions)	January 31, 2022	July 31, 2021
Income tax liabilities	$25	$24
Dividend payable	11	8
Deferred revenue	5	8
Other	32	13
Total other long-term obligations	$73	$53

Unconditional Purchase Obligations
We describe our purchase obligations in Note 8 to the financial statements in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2021. In September 2021 we signed an agreement that includes non-cancellable commitments of $555 million through July 31, 2044 for an exclusive naming rights partnership with the Los Angeles Clippers for the Intuit Dome, a new sports facility. The commitment is $1.5 million per year for the first three years and $27.5 million per year for the remainder of the agreement. Additionally, in November 2021 we amended an existing cloud services agreement for an additional five years. Under the amended agreement, we have an annual minimum commitment of $150 million per year and a total minimum purchase commitment of $1.2 billion over the five year contract term. There were no other significant changes in our purchase obligations during the six months ended January 31, 2022.

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
We sublease certain office facilities to third parties. These subleases have remaining lease terms of up to 3 years, some of which include one or more options to extend the subleases for up to 5 years per option.
The components of lease expense were as follows:

	Three Months Ended		Six Months Ended
(In millions)	January 31, 2022	January 31, 2021	January 31, 2022	January 31, 2021
Operating lease cost (1)	$25	$18	$46	$33
Variable lease cost	4	3	7	6
Sublease income	(5)	(4)	(10)	(8)
Total net lease cost	$24	$17	$43	$31
(1)    Includes short-term leases, which were not significant for each of the three and six months ended January 31, 2022 and 2021.

Intuit Q2 Fiscal 2022 Form 10-Q	22

Supplemental cash flow information related to operating leases was as follows:

	Six Months Ended
(In millions)	January 31, 2022	January 31, 2021
Cash paid for amounts included in the measurement of operating lease liabilities	$52	$31
Right-of-use assets obtained in exchange for operating lease liabilities	$70	$27
Other information related to operating leases was as follows at the dates indicated:

	January 31, 2022	July 31, 2021
Weighted-average remaining lease term for operating leases	6.8 years	6.8 years
Weighted-average discount rate for operating leases	2.2%	2.3%
Future minimum lease payments under non-cancellable operating leases as of January 31, 2022 were as follows:

(In millions)	Operating Leases (1)
Fiscal year ending July 31,
2022 (excluding the six months ended January 31, 2022)	$36
2023	99
2024	92
2025	74
2026	56
Thereafter	189
Total future minimum lease payments	546
Less imputed interest	(41)
Present value of lease liabilities	$505
(1)    Non-cancellable sublease proceeds for the remainder of the fiscal year ending July 31, 2022 and the fiscal years ending July 31, 2023, 2024, and 2025, of $8 million, $11 million, $8 million, and $4 million, respectively, are not included in the table above.
Supplemental balance sheet information related to operating leases was as follows at the dates indicated:

(In millions)	January 31, 2022	July 31, 2021

Operating lease right-of-use assets	$439	$380

Other current liabilities	$76	$66
Operating lease liabilities	429	380
Total operating lease liabilities	$505	$446
As of January 31, 2022, we have an additional operating lease of $166 million for office facilities that has not yet commenced and therefore is not reflected on the consolidated balance sheets nor in the tables above. This lease is expected to commence in fiscal year 2022 with a lease term of 13.5 years.

9. Income Taxes

Effective Tax Rate
We compute our provision for or benefit from income taxes by applying the estimated annual effective tax rate to income or loss from recurring operations and adding the effects of any discrete income tax items specific to the period.

Intuit Q2 Fiscal 2022 Form 10-Q	23

For the three and six months ended January 31, 2022, we recognized excess tax benefits on share-based compensation of $62 million and $109 million, respectively, in our provision for income taxes. For the three and six months ended January 31, 2021, we recognized excess tax benefits on share-based compensation of $12 million and $64 million, respectively, in our provision for income taxes.
We recorded a $70 million tax benefit on pretax income of $30 million for the three months ended January 31, 2022. For the six months ended January 31, 2022, we recorded a tax benefit of $60 million on pretax income of $268 million. Excluding discrete tax items primarily related to share-based compensation tax benefits mentioned above, our effective tax rate was 25% for the three and six months ended January 31, 2022. The difference from the federal statutory rate of 21% was primarily due to state income taxes and non-deductible share-based compensation, which were partially offset by the tax benefit we received from the federal research and experimentation credit.
Our effective tax rates for the three and six months ended January 31, 2021 were approximately 8% and 6%, respectively. The acquisition of Credit Karma in fiscal 2021 resulted in an increase in the annual effective tax rate from 25% at October 31, 2020 to 26% at January 31, 2021 primarily due to non-deductible share-based compensation and transaction costs. Excluding the effect of the change in annual effective tax rate for the quarter and discrete tax items, primarily related to share-based compensation tax benefits mentioned above, our effective tax rate for the three and six months ended January 31, 2021 was approximately 26%. The difference from the federal statutory rate of 21% was primarily due to state income taxes, non-deductible share-based compensation and non-deductible transaction costs related to the Credit Karma acquisition, which were partially offset by the tax benefit we received from the federal research and experimentation credit.
In the current global tax policy environment, the U.S. and other domestic and foreign governments continue to consider, and in some cases enact, changes in corporate tax laws. As changes occur, we account for finalized legislation in the period of enactment.

Unrecognized Tax Benefits and Other Considerations
The total amount of our unrecognized tax benefits at July 31, 2021 was $190 million. If we were to recognize these net benefits, our income tax expense would reflect a favorable net impact of $109 million. There were no material changes to these amounts during the three and six months ended January 31, 2022. We do not believe that it is reasonably possible that there will be a significant increase or decrease in our unrecognized tax benefits over the next 12 months.
We have offset a $75 million long-term liability for uncertain tax positions against our long-term income tax receivable at January 31, 2022 and July 31, 2021. The long-term income tax receivable at January 31, 2022 and July 31, 2021 was primarily related to the government’s approval of a method of accounting change request for fiscal 2018 and a refund claim related to Credit Karma’s alternative minimum tax credit that was recorded as part of the acquisition.

10. Stockholders’ Equity

Stock Repurchase Programs and Treasury Shares
Intuit’s Board of Directors has authorized a series of common stock repurchase programs. Shares of common stock repurchased under these programs become treasury shares. During the six months ended January 31, 2022 we repurchased a total of 1.4 million shares for $857 million, of which $838 million were repurchased under these stock repurchase programs. On August 20, 2021 our Board approved an increased authorization to purchase up to an additional $2 billion of our common stock under the existing stock repurchase program. At January 31, 2022, we had authorization from our Board of Directors to expend up to an additional $2.5 billion for stock repurchases, including the new $2 billion authorization noted above. Future stock repurchases under the current program are at the discretion of management, and authorization of future stock repurchase programs is subject to the final determination of our Board of Directors.
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

Intuit Q2 Fiscal 2022 Form 10-Q	24

Dividends on Common Stock
During the six months ended January 31, 2022 we declared quarterly cash dividends that totaled $1.36 per share of outstanding common stock for a total of $389 million. In February 2022 our Board of Directors declared a quarterly cash dividend of $0.68 per share of outstanding common stock payable on April 18, 2022 to stockholders of record at the close of business on April 11, 2022. Future declarations of dividends and the establishment of future record dates and payment dates are subject to the final determination of our Board of Directors.

Share-Based Compensation Expense
The following table summarizes the total share-based compensation expense that we recorded in operating income or loss for the periods shown.

	Three Months Ended		Six Months Ended
(In millions)	January 31, 2022	January 31, 2021	January 31, 2022	January 31, 2021
Cost of revenue	$38	$16	$65	$31
Selling and marketing	83	44	147	76
Research and development	132	67	241	105
General and administrative	83	53	163	79
Total share-based compensation expense	$336	$180	$616	$291
We capitalized $1 million in share-based compensation related to internal-use software projects during the six months ended January 31, 2022 and $1 million during the six months ended January 31, 2021.

Share-Based Awards Available for Grant
On January 20, 2022 our stockholders approved an Amended and Restated 2005 Equity Incentive Plan, which includes an extension of the term through January 20, 2032 and an increase of 18 million shares available for issuance under that plan as well as 1,902,811 additional shares that were previously available for issuance under the Credit Karma Plan, adjusted for the fungible ratio of the 2005 Equity Incentive Plan. After January 20, 2022, no awards may be granted under the Credit Karma Plan.
A summary of share-based awards available for grant under our plans for the six months ended January 31, 2022 was as follows:

(Shares in thousands)	Shares Available for Grant
Balance at July 31, 2021	16,851
Additional shares authorized	19,903
Restricted stock units granted (1)	(3,128)
Options granted	—
Share-based awards canceled/forfeited/expired (1) (2)	2,297
Balance at January 31, 2022	35,923
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

Intuit Q2 Fiscal 2022 Form 10-Q	25

Restricted Stock Unit and Restricted Stock Activity
A summary of restricted stock unit (RSU) and restricted stock activity for the six months ended January 31, 2022 was as follows:

(Shares in thousands)	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at July 31, 2021	9,038	$345.86
Granted (1)	1,530	601.57
Vested	(1,622)	314.11
Forfeited	(593)	323.73
Nonvested at January 31, 2022	8,353	$400.43
(1)Includes approximately 583,000 RSUs granted to the employees of Mailchimp in substitution of outstanding equity incentive awards with a grant date fair value of approximately $355 million and approximately 325,000 RSUs granted to the employees of Mailchimp in connection with the acquisition with a grant date fair value of approximately $211 million. See Note 5, "Business Combinations."
At January 31, 2022, there was approximately $3.0 billion of unrecognized compensation cost related to non-vested RSUs and restricted stock with a weighted average vesting period of 2.8 years. We will adjust unrecognized compensation cost for actual forfeitures as they occur.

Stock Option Activity
A summary of stock option activity for the six months ended January 31, 2022 was as follows:

	Options Outstanding
(Shares in thousands)	Number of Shares	Weighted Average Exercise Price Per Share
Balance at July 31, 2021	2,204	$251.48
Granted	—	—
Exercised	(81)	207.68
Canceled or expired	(11)	525.51
Balance at January 31, 2022	2,112	$251.74

Exercisable at January 31, 2022	1,406	$180.98
At January 31, 2022, there was approximately $60 million of unrecognized compensation cost related to non-vested stock options with a weighted average vesting period of 2.8 years. We will adjust unrecognized compensation cost for actual forfeitures as they occur.

11. Litigation
Beginning in May 2019, various legal proceedings were filed and certain regulatory inquiries were commenced in connection with our provision and marketing of free online tax preparation programs. We believe that the allegations contained within these legal proceedings are without merit. We are vigorously defending our interests in the legal proceedings and responding to the inquiries. These proceedings include, among others, multiple putative class actions that were consolidated into a single putative class action in the Northern District of California in September 2019 (the “Intuit Free File Litigation”) and demands for arbitration that were filed beginning in October 2019. In August 2020, the Ninth Circuit Court of Appeals ordered that the putative class action claims be resolved through arbitration. Intuit entered into a proposed settlement agreement in November 2020 to resolve the putative class action, which was rejected by the court. On May 20, 2021, Intuit entered into an agreement that resolved the Intuit Free File Litigation on an individual non-class basis, without any admission of wrongdoing, for an immaterial amount and, on May 26, 2021, it was dismissed on a non-class basis.
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

Intuit Q2 Fiscal 2022 Form 10-Q	26

As of January 31, 2022, there were approximately 152,000 individual arbitration claims pending and we could incur significant arbitration and legal fees associated with the defense of these claims. The amount of our fiscal 2022 to date and fiscal 2021 arbitration fees net of insurance proceeds and rebates is not material. The arbitration fees are unrelated to the underlying merits of the claims and these fees are accrued for as services are incurred. We are continuing to dispute the applicability and propriety of these fees. An immaterial number of claims have been resolved through the arbitration process to date. On February 23, 2022, we entered into a settlement agreement that will resolve a majority of the pending individual arbitration claims, without any admission of wrongdoing. The ultimate amount that we are required to pay under the agreement will depend on the number of claimants that provide releases of claims thereunder. During the three months ended January 31, 2022, we accrued an immaterial amount based on our estimate of the probable payment we could make under this settlement agreement. While we believe our accrual is adequate, the final payment required under the agreement could differ from our recorded estimate.
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
On December 3, 2020 we acquired Credit Karma in a business combination and it operates as a separate reportable segment. We have included the results of operations of Credit Karma in our condensed consolidated statements of operations from the date of acquisition. Segment operating income for Credit Karma includes all direct expenses, which is different from our other reportable segments where we do not fully allocate corporate expenses.
On November 1, 2021 we acquired Mailchimp in a business combination. Mailchimp is part of our Small Business & Self-Employed segment and its revenue is primarily included within Online Services in the revenue disaggregation below. We have included the results of operations of Mailchimp in our condensed consolidated statements of operations from the date of acquisition.

Small Business & Self-Employed: This segment serves small businesses and the self-employed around the world, and the accounting professionals who assist and advise them. Our offerings include QuickBooks financial and business management online services and desktop software, payroll solutions, merchant payment processing solutions, and financing for small businesses. Our Mailchimp offerings include e-commerce, marketing automation, and customer relationship management.
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

All of our segments operate primarily in the United States and sell primarily to customers in the United States. Total international net revenue was approximately 10% and 8% for the three and six months ended January 31, 2022, respectively, and approximately 6% for the three and six months ended January 31, 2021.

Intuit Q2 Fiscal 2022 Form 10-Q	27

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
The following table shows our financial results by reportable segment for the periods indicated.

	Three Months Ended		Six Months Ended
(In millions)	January 31, 2022	January 31, 2021	January 31, 2022	January 31, 2021
Net revenue:
Small Business & Self-Employed	$1,581	$1,078	$3,024	$2,259
Consumer	411	147	531	266
Credit Karma	444	144	862	144
ProConnect	237	207	263	230
Total net revenue	$2,673	$1,576	$4,680	$2,899

Operating income (loss):
Small Business & Self-Employed	$773	$592	$1,694	$1,359
Consumer	53	(155)	42	(151)
Credit Karma	141	38	310	38
ProConnect	195	172	184	162
Total segment operating income	1,162	647	2,230	1,408
Unallocated corporate items:
Share-based compensation expense	(336)	(180)	(616)	(291)
Other corporate expenses	(607)	(442)	(1,132)	(874)
Amortization of acquired technology	(42)	(14)	(57)	(21)
Amortization of other acquired intangible assets	(121)	(36)	(174)	(38)
Total unallocated corporate items	(1,106)	(672)	(1,979)	(1,224)
Total operating income (loss)	$56	$(25)	$251	$184

Intuit Q2 Fiscal 2022 Form 10-Q	28

Revenue classified by significant product and service offerings was as follows:

	Three Months Ended		Six Months Ended
(In millions)	January 31, 2022	January 31, 2021	January 31, 2022	January 31, 2021
Net revenue:
QuickBooks Online Accounting	$547	$404	$1,066	$796
Online Services	574	240	900	469
Total Online Ecosystem	1,121	644	1,966	1,265
QuickBooks Desktop Accounting	169	160	436	401
Desktop Services and Supplies	291	274	622	593
Total Desktop Ecosystem	460	434	1,058	994
Small Business & Self-Employed	1,581	1,078	3,024	2,259
Consumer	411	147	531	266
Credit Karma	444	144	862	144
ProConnect	237	207	263	230
Total net revenue	$2,673	$1,576	$4,680	$2,899
Credit Karma revenue is primarily generated from cost-per-action transactions which are related to credit card issuances and personal loan funding.

Intuit Q2 Fiscal 2022 Form 10-Q	29

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
Due to the COVID-19 pandemic we continue to conduct business with substantial modifications to employee work locations and employee travel, among other modifications. Most of our sites are now fully open on a voluntary basis. We continue to evaluate and refine our return to workplace strategy. While we have not experienced significant disruptions to our operations from the COVID-19 pandemic, we are unable to predict the full impact that the COVID-19 pandemic will have on our operations and future financial performance, including demand for our offerings, impact to our customers and partners, actions that may be taken by governmental authorities, and other factors identified in “Risk Factors” in Item 1A of Part II of this Quarterly Report.
On December 3, 2020 we acquired Credit Karma in a business combination, which operates as a separate reportable segment. We have included the results of operations of Credit Karma in our condensed consolidated results of operations from the date of acquisition. Segment operating income for Credit Karma includes all direct expenses related to selling and marketing, product development, and general and administrative, which is different from our other reportable segments where we do not fully allocate corporate expenses. Therefore, Credit Karma segment operating income is not comparable to the segment operating income of our other reportable segments.
On November 1, 2021 we acquired all of the outstanding equity of The Rocket Science Group LLC (Mailchimp) for total consideration of $12.0 billion which included $5.7 billion in cash and 10.1 million shares of Intuit common stock with a value of approximately $6.3 billion. See Note 5 to the financial statements in Part I, Item 1 of this Quarterly Report for more information.

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

Intuit Q2 Fiscal 2022 Form 10-Q	30

Small Business & Self-Employed: This segment serves small businesses and the self-employed around the world, and the accounting professionals who assist and advise them. Our offerings include QuickBooks financial and business management online services and desktop software, payroll solutions, merchant payment processing solutions, and financing for small businesses. Our Mailchimp offerings include e-commerce, marketing automation, and customer relationship management.
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

Intuit Q2 Fiscal 2022 Form 10-Q	31

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
•Be the center of small business growth: We are focused on helping customers grow their businesses by offering a broad, seamless set of tools that are designed to help them get and retain customers, get paid faster, manage and get access to capital, pay employees with confidence, and use third-party apps to help run their businesses. At the same time, we want to position ourselves to better serve product-based businesses to benefit customers who sell products through multiple channels.
•Disrupt the small business mid-market: We aim to disrupt the mid-market with QuickBooks Online Advanced, our online offering designed to address the needs of small business customers with 10 to 100 employees. This offering enables us to increase retention of these larger customers, and attract new mid-market customers who are over-served by available offerings.
We expect our acquisition of Mailchimp will help accelerate two of our strategic priorities to become the center of small business growth and to disrupt the small business mid-market.

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
Seasonality
Our Consumer and ProConnect offerings have a significant and distinct seasonal pattern as sales and revenue from our income tax preparation products and services are heavily concentrated in the period from November through April. Typically, returns are accepted by the IRS starting in January and the tax filing deadline is in April. This seasonal pattern results in higher net revenues during our second and third quarters ending January 31 and April 30, respectively. In fiscal 2022 the IRS began accepting returns on January 24, 2022 and the tax filing deadline is April 18, 2022. However, in fiscal 2021 the IRS began accepting returns on February 12, 2021 and the tax filing deadline was extended to May 17, 2021. These changes to the fiscal 2021 tax filing season impacted our second and third quarter financial results for that year.
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

Intuit Q2 Fiscal 2022 Form 10-Q	32

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
Key highlights for the first six months of fiscal 2022 include the following:

Revenue of	Small Business & Self-Employed revenue of	Cash, cash equivalents, and investments of
$4.7 B	$3.0 B	$1.4 B
up 61% from the same period of fiscal 2021	up 34% from the same period of fiscal 2021

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant impact on our net revenue, operating income or loss, and net income or loss, as well as on the value of certain assets and liabilities on our condensed consolidated balance sheets. We believe that the estimates, assumptions and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2021 have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. We believe that there were no significant changes in those critical accounting policies and estimates during the first six months of fiscal 2022. Senior management has reviewed the development and selection of our critical accounting policies and estimates and their disclosure in this Quarterly Report on Form 10-Q with the Audit and Risk Committee of our Board of Directors.

Intuit Q2 Fiscal 2022 Form 10-Q	33

RESULTS OF OPERATIONS

Financial Overview

(Dollars in millions, except per share amounts)	Q2 FY22	Q2 FY21	$ Change	% Change	YTD Q2 FY22	YTD Q2 FY21	$ Change	% Change
Total net revenue	$2,673	$1,576	$1,097	70%	$4,680	$2,899	$1,781	61%
Operating income (loss)	56	(25)	81	NM	251	184	67	36%
Net income	100	20	80	400%	328	218	110	50%
Diluted net income per share	$0.35	$0.07	$0.28	400%	$1.16	$0.81	$0.35	43%
NM = Not Meaningful
Current Fiscal Quarter
Total net revenue for the second quarter of fiscal 2022 increased $1.1 billion or 70% compared with the same quarter of fiscal 2021. Our Small Business & Self-Employed segment revenue increased during the quarter primarily due to growth in our Online Ecosystem revenue, which included $240 million of revenue from Mailchimp. Consumer segment revenue increased due to an earlier opening of the tax season this year. The IRS began accepting and processing returns on January 24, 2022, as opposed to February 12, 2021 in the prior year. Revenue for our Credit Karma segment increased $300 million in the second quarter of fiscal 2022 compared to the same period of fiscal 2021. Our fiscal 2021 results of operations include Credit Karma from the date of acquisition, which was December 3, 2020 and our fiscal 2022 results of operations include Credit Karma for the full reporting period. Additionally, Credit Karma revenue increased year over year primarily due to growth in our credit card and personal loan verticals. See “Segment Results” later in this Item 2 for more information about the results for all of our reportable segments.
Operating income for the second quarter of fiscal 2022 was $56 million compared with an operating loss of $25 million in the same quarter of fiscal 2021 primarily due to the increase in revenue described above, partially offset by an increase in expenses for staffing, marketing, share-based compensation, and amortization of other acquired intangible assets. See "Cost of Revenue" and “Operating Expenses” later in this Item 2 for more information.
Net income for the second quarter of fiscal 2022 increased $80 million compared with the same period of fiscal 2021. The increase in net income was due to the increase in operating income described above and an income tax benefit primarily driven by the recognition of excess tax benefits on share-based compensation. These increases were partially offset by an increase in interest expense due to our borrowing $4.7 billion on a term loan, and a decrease in other income. Diluted net income per share increased to $0.35 for the second quarter of fiscal 2022, due to the increase in net income partially offset by an increase in the weighted average shares outstanding as a result of the shares issued as part of the acquisition of Mailchimp in the second quarter of fiscal 2022.
Fiscal Year to Date
Total net revenue for the first six months of fiscal 2022 increased $1.8 billion or 61% compared with the same period of fiscal 2021. Our Small Business & Self-Employed segment revenue increased during the period due to growth in our Online Ecosystem revenue, which included $240 million of revenue from Mailchimp. Consumer segment revenue increased due to an earlier opening of the tax season this year. The IRS began accepting and processing returns on January 24, 2022, as opposed to February 12, 2021 in the prior year. Revenue for our Credit Karma segment increased $718 million in the first six months of fiscal 2022 compared to the same period of fiscal 2021. Credit Karma revenues were higher in fiscal 2022 primarily due to our net revenues including a full six months of revenue as compared to approximately two months of revenue in fiscal 2021. Additionally, Credit Karma revenue increased year over year primarily due to growth in our credit card and personal loan verticals. See “Segment Results” later in this Item 2 for more information about the results for all of our reportable segments.
Operating income for the first six months of fiscal 2022 increased $67 million or 36% compared with the same period of fiscal 2021 primarily due to the increase in revenue described above, partially offset by an increase in expenses for staffing, share-based compensation, marketing, and amortization of other acquired intangible assets. See "Cost of Revenue" and “Operating Expenses” later in this Item 2 for more information.
Net income for the first six months of fiscal 2022 increased $110 million or 50% compared with the same period of fiscal 2021. The increase in net income was due to the increase in operating income described above and an income tax benefit primarily driven by the recognition of excess tax benefits on share-based compensation. These increases were partially offset by an increase in interest expense due to our borrowing $4.7 billion on a term loan, and a decrease in other income. Diluted net income per share increased 43% to $1.16 for the first six months of fiscal 2022, due to the increase in net income partially offset by an increase in the weighted average shares outstanding as a result of the shares issued as part of the acquisition of Mailchimp in the second quarter of fiscal 2022.

Intuit Q2 Fiscal 2022 Form 10-Q	34

Segment Results
The information below is organized in accordance with our four reportable segments. See “Executive Overview – About Intuit” earlier in this Item 2 and Note 12 to the financial statements in Part I, Item 1 of this Quarterly Report for more information. All of our segments operate and sell to customers primarily in the United States. Total international net revenue was approximately 10% and 8% for the three and six months ended January 31, 2022, respectively and approximately 6% for the three and six months ended January 31, 2021.
On December 3, 2020 we acquired Credit Karma in a business combination which operates as a separate reportable segment. We have included the results of operations of Credit Karma in our condensed consolidated results of operations from the date of acquisition.
On November 1, 2021 we acquired Mailchimp in a business combination. Mailchimp is part of our Small Business & Self-Employed segment. We have included the results of operations of Mailchimp in our condensed consolidated results of operations from the date of acquisition.
Segment operating income or loss is segment net revenue less segment cost of revenue and operating expenses. See “Executive Overview – Industry Trends and Seasonality” earlier in this Item 2 for a description of the seasonality of our business. For our Small Business & Self-Employed, Consumer, and ProConnect reportable segments, we include expenses such as corporate selling and marketing, product development, and general and administrative, which are not allocated to specific segments, in unallocated corporate items as part of other corporate expenses. For Credit Karma, segment expenses include all direct expenses related to selling and marketing, product development, and general and administrative. Unallocated corporate items for all segments include share-based compensation, amortization of acquired technology, amortization of other acquired intangible assets, goodwill and intangible asset impairment charges, and professional fees and transaction charges related to business combinations. These unallocated corporate items for all segments totaled $2.0 billion in the first six months of fiscal 2022 and $1.2 billion in the first six months of fiscal 2021. Unallocated corporate items increased in the fiscal 2022 period due to increased corporate product development, selling and marketing, and general and administrative expenses in support of the growth of our businesses, higher share-based compensation expenses, higher amortization of acquired technology, and higher amortization of other acquired intangible assets. See Note 12 to the financial statements in Part I, Item 1 of this Quarterly Report for reconciliations of total segment operating income or loss to consolidated operating income or loss for each fiscal period presented.

Intuit Q2 Fiscal 2022 Form 10-Q	35

Small Business & Self-Employed

Small Business & Self-Employed segment includes both Online Ecosystem and Desktop Ecosystem revenue.
Our Online Ecosystem includes revenue from QuickBooks Online, QuickBooks Live, QuickBooks Online Advanced and QuickBooks Self-Employed financial and business management offerings; small business payroll services, including QuickBooks Online Payroll, Intuit Online Payroll, Intuit Full Service Payroll; merchant payment processing services for small businesses who use online offerings; Mailchimp’s e-commerce, marketing automation, and customer relationship management offerings; QuickBooks Commerce, QuickBooks Cash, and financing for small businesses.
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

(Dollars in millions)	Q2 FY22	Q2 FY21	% Change	YTD Q2 FY22	YTD Q2 FY21	% Change
Product revenue	$233	$227	3%	$611	$575	6%
Service and other revenue	1,348	851	58%	2,413	1,684	43%
Total segment revenue	$1,581	$1,078	47%	$3,024	$2,259	34%
% of total revenue	59%	69%		65%	78%

Segment operating income	$773	$592	31%	$1,694	$1,359	25%
% of related revenue	49%	55%		56%	60%

Intuit Q2 Fiscal 2022 Form 10-Q	36

Revenue classified by significant product and service offerings was as follows:

(Dollars in millions)	Q2 FY22	Q2 FY21	% Change	YTD Q2 FY22	YTD Q2 FY21	% Change
Net revenue:
QuickBooks Online Accounting	$547	$404	35%	$1,066	$796	34%
Online Services	574	240	139%	900	469	92%
Total Online Ecosystem	1,121	644	74%	1,966	1,265	55%
QuickBooks Desktop Accounting	169	160	6%	436	401	9%
Desktop Services and Supplies	291	274	6%	622	593	5%
Total Desktop Ecosystem	460	434	6%	1,058	994	6%
Total Small Business & Self-Employed	$1,581	$1,078	47%	$3,024	$2,259	34%
Revenue for our Small Business & Self-Employed segment increased $503 million or 47% in the second quarter of fiscal 2022 and $765 million or 34% in the first six months of fiscal 2022 compared with the same periods of fiscal 2021. The increase in both periods was primarily due to growth in Online Ecosystem revenue, which included $240 million of revenue from Mailchimp.
Online Ecosystem Revenue
Online Ecosystem revenue increased 74% in the second quarter of fiscal 2022 and 55% in the first six months of fiscal 2022 compared with the same periods of fiscal 2021. QuickBooks Online Accounting revenue increased 35% in the second quarter of fiscal 2022 and 34% in the first six months of fiscal 2022 primarily due to higher effective prices, an increase in customers, and a shift in mix to our higher priced offerings. Online Services revenue increased 139% in the second quarter of fiscal 2022 and 92% in the first six months of fiscal 2022 primarily due to the addition of revenue from the Mailchimp offerings and an increase in revenue from our payroll and payments offerings. Online payroll revenue increased due to an increase in customers and a shift in mix to our full service offering. Online payments revenue increased due to an increase in customers and an increase in charge volume per customer.
Desktop Ecosystem Revenue
Desktop Ecosystem revenue increased 6% in the second quarter and first six months of fiscal 2022 compared with the same periods of fiscal 2021 due to growth in our QuickBooks Enterprise subscription offering which was partially offset by a decrease in Desktop unit sales. In the first quarter of fiscal 2022 we discontinued our QuickBooks Desktop packaged software products and now sell predominantly on a subscription basis. Additionally, during the three and six months ended January 31, 2022 there was an increase in revenue from our Desktop Payroll and Desktop Payments offerings.
Small Business & Self-Employed segment operating income increased 31% in the second quarter of fiscal 2022 and 25% in the first six months of fiscal 2022 compared with the same periods of fiscal 2021, primarily due to the increases in revenue described above, which was partially offset by higher expenses for staffing, marketing, and outside services.

Intuit Q2 Fiscal 2022 Form 10-Q	37

Consumer

Consumer segment product revenue is derived primarily from TurboTax desktop tax return preparation software and related form updates.
Consumer segment service and other revenue is derived primarily from TurboTax Online and TurboTax Live offerings, electronic tax filing services and connected services, and also from our Mint offering.

(Dollars in millions)	Q2 FY22	Q2 FY21	% Change	YTD Q2 FY22	YTD Q2 FY21	% Change
Product revenue	$65	$66	(2)%	$72	$73	(1)%
Service and other revenue	346	81	327%	459	193	138%
Total segment revenue	$411	$147	180%	$531	$266	100%
% of total revenue	15%	9%		11%	9%

Segment operating income (loss)	$53	$(155)	NM	$42	$(151)	NM
% of related revenue	13%	(105)%		8%	(57)%
NM = Not Meaningful
Revenue for our Consumer segment increased $265 million or 100% in the first six months of fiscal 2022 compared with the same period of fiscal 2021 primarily due to the earlier opening of the tax season this year. The IRS began accepting and processing returns on January 24, 2022, as opposed to February 12, 2021 in the prior year.
Segment operating income was $42 million in the first six months of fiscal 2022 compared to segment operating loss of $151 million for the same period of fiscal 2021 primarily due to the increase in revenue described above, which was partially offset by higher expenses for staffing and marketing.
Due to the seasonality of our Consumer offerings, we do not believe that the revenue or operating results for the second quarter of fiscal 2022 is indicative of trends for the current fiscal year. We will not have substantially complete results for the 2021 tax season until the third quarter of fiscal 2022.

Intuit Q2 Fiscal 2022 Form 10-Q	38

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

(Dollars in millions)	Q2 FY22	Q2 FY21	% Change	YTD Q2 FY22	YTD Q2 FY21	% Change
Product revenue	$—	$—	N/A	$—	$—	N/A
Service and other revenue	444	144	208%	862	144	499%
Total segment revenue	$444	$144	208%	$862	$144	499%
% of total revenue	17%	9%		18%	5%

Segment operating income	$141	$38	271%	$310	$38	716%
% of related revenue	32%	26%		36%	26%
We acquired Credit Karma on December 3, 2020. Our results of operations include the operations of Credit Karma beginning on the date of acquisition.
Revenue increased $300 million in the second quarter of fiscal 2022 and $718 million in the first six months of fiscal 2022 compared to the same periods of fiscal 2021. Our fiscal 2021 results of operations include Credit Karma from the date of acquisition, which was December 3, 2020 and our fiscal 2022 results of operations include Credit Karma for the full reporting period. Additionally, Credit Karma revenue increased year over year primarily due to growth in our credit card and personal loan verticals.
Credit Karma segment operating income increased $103 million in the second quarter of fiscal 2022 and increased $272 million in the first six months of fiscal 2022 compared with the same periods of fiscal 2021, primarily due to the increase in revenue described above, which was partially offset by higher expenses for staffing and marketing.

Intuit Q2 Fiscal 2022 Form 10-Q	39

ProConnect

ProConnect segment product revenue is derived primarily from Lacerte, ProSeries, and ProFile desktop tax preparation software products and related form updates.
ProConnect segment service and other revenue is derived primarily from ProConnect Tax Online tax products, electronic tax filing service, connected services and, bank products.

(Dollars in millions)	Q2 FY22	Q2 FY21	% Change	YTD Q2 FY22	YTD Q2 FY21	% Change
Product revenue	$227	$202	12%	$239	$214	12%
Service and other revenue	10	5	100%	24	16	50%
Total segment revenue	$237	$207	14%	$263	$230	14%
% of total revenue	9%	13%		6%	8%

Segment operating income	$195	$172	13%	$184	$162	14%
% of related revenue	82%	83%		70%	70%
Revenue for our ProConnect segment revenue increased $33 million or 14% in the first six months of fiscal 2022 compared with the same period of fiscal 2021 due to the earlier opening of the tax season this year. The IRS began accepting and processing returns on January 24, 2022, as opposed to February 12, 2021 in the prior year.
Segment operating income increased $22 million or 14% in the first six months of fiscal 2022 compared with the same period of fiscal 2021 primarily due to the increase in revenue described above, which was partially offset by higher expenses for staffing.
Due to the seasonality of our ProConnect offerings, we do not believe that the revenue or operating results for the second quarter of fiscal 2022 is indicative of trends for the current fiscal year. We will not have substantially complete results for the 2021 tax season until the third quarter of fiscal 2022.

Intuit Q2 Fiscal 2022 Form 10-Q	40

Cost of Revenue

(Dollars in millions)	Q2 FY22	% of Related Revenue	Q2 FY21	% of Related Revenue	YTD Q2 FY22	% of Related Revenue	YTD Q2 FY21	% of Related Revenue
Cost of product revenue	$20	4%	$22	4%	$35	4%	$37	4%
Cost of service and other revenue	503	23%	331	31%	890	24%	565	28%
Amortization of acquired technology	42	n/a	14	n/a	57	n/a	21	n/a
Total cost of revenue	$565	21%	$367	23%	$982	21%	$623	21%
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
Cost of product revenue as a percentage of product revenue was relatively consistent in the second quarter and first six months of fiscal 2022 compared with the same periods of fiscal 2021. We expense costs of product revenue as they are incurred for delivered software and we do not defer any of these costs when product revenue is deferred.
Cost of service and other revenue as a percentage of service and other revenue decreased in both the second quarter and first six months of fiscal 2022 compared with the same periods of fiscal 2021 primarily due to increases in revenue in our Consumer and Credit Karma segments.

Operating Expenses

(Dollars in millions)	Q2 FY22	% of Total Net Revenue	Q2 FY21	% of Total Net Revenue	YTD Q2 FY22	% of Total Net Revenue	YTD Q2 FY21	% of Total Net Revenue
Selling and marketing	$942	35%	$580	37%	$1,492	32%	$942	32%
Research and development	590	22%	368	23%	1,120	24%	693	24%
General and administrative	399	15%	250	16%	661	14%	419	14%
Amortization of other acquired intangible assets	121	5%	36	2%	174	4%	38	1%
Total operating expenses	$2,052	77%	$1,234	78%	$3,447	74%	$2,092	72%
Current Fiscal Quarter
Total operating expenses as a percentage of total net revenue decreased slightly in the second quarter of fiscal 2022 compared to the same period of fiscal 2021. Total net revenue for the second quarter of fiscal 2022 increased $1.1 billion or 70% due to the increases in revenue described above, while total operating expenses for the quarter increased $818 million or 66%. Total operating expenses increased $227 million for staffing due to higher headcount, $221 million for marketing, $134 million for share-based compensation, and $85 million for amortization of other acquired intangible assets, which was primarily related to Credit Karma and Mailchimp.
Fiscal Year to Date
Total operating expenses as a percentage of total net revenue increased in the first six months of fiscal 2022 compared to the same period of fiscal 2021. Total net revenue for the first six months of fiscal 2022 increased $1.8 billion or 61% due to the increases in revenue described above, while total operating expenses for the period increased $1.4 billion or 65%. Total operating expenses increased $433 million for staffing due to higher headcount, $295 million for marketing, $291 million for share-based compensation, and $136 million for amortization of other acquired intangible assets, which was primarily related to Credit Karma and Mailchimp.

Non-Operating Income and Expenses
Interest Expense
Interest expense of $28 million for the first six months of fiscal 2022 consisted primarily of interest on our senior unsecured notes, unsecured term loan, and secured revolving credit facility. Interest expense of $15 million for the first six months of fiscal 2021 consisted primarily of interest on our senior unsecured notes, unsecured term loan, unsecured revolving credit facility, and secured revolving credit facility.

Intuit Q2 Fiscal 2022 Form 10-Q	41

Interest and Other Income (Loss), Net

(In millions)	Q2 FY22	Q2 FY21	YTD Q2 FY22	YTD Q2 FY21
Interest income (1)	$—	$2	$5	$6
Net gain (loss) on executive deferred compensation plan assets (2)	(4)	14	—	13
Other (3)	(1)	38	40	44
Total interest and other income (loss), net	$(5)	$54	$45	$63
(1)    Interest income in the second quarter and the first six months of fiscal 2022 decreased compared to the same periods of fiscal 2021 primarily due to lower average invested balances.
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
(3)    In the three months ended January 31, 2022 we recorded no gains on other long-term investments. In the six months ended January 31, 2022 we recorded $39 million of net gains on other long-term investments. In the three and six months ended January 31, 2021 we recorded $9 million and $17 million of net gains on other long-term investments, respectively. Additionally, in the second quarter of fiscal 2021 we recorded a $30 million gain from the sale of a note receivable that was previously written off.
Income Taxes
We compute our provision for or benefit from income taxes by applying the estimated annual effective tax rate to income or loss from recurring operations and adding the effects of any discrete income tax items specific to the period.
For the three and six months ended January 31, 2022, we recognized excess tax benefits on share-based compensation of $62 million and $109 million, respectively, in our provision for income taxes . For the three and six months ended January 31, 2021, we recognized excess tax benefits on share-based compensation of $12 million and $64 million, respectively, in our provision for income taxes.
We recorded a $70 million tax benefit on pretax income of $30 million for the three months ended January 31, 2022. For the six months ended January 31, 2022, we recorded a tax benefit of $60 million on pretax income of $268 million. Excluding discrete tax items primarily related to share-based compensation tax benefits mentioned above, our effective tax rate was 25% for the three and six months ended January 31, 2022. The difference from the federal statutory rate of 21% was primarily due to state income taxes and non-deductible share-based compensation, which were partially offset by the tax benefit we received from the federal research and experimentation credit.
Our effective tax rates for the three and six months ended January 31, 2021 were approximately 8% and 6%, respectively. The acquisition of Credit Karma in fiscal 2021 resulted in an increase in the annual effective tax rate from 25% at October 31, 2020 to 26% at January 31, 2021 primarily due to non-deductible share-based compensation and transaction costs. Excluding the effect of the change in annual effective tax rate for the quarter and discrete tax items, primarily related to share-based compensation tax benefits mentioned above, our effective tax rate for the three and six months ended January 31, 2021 was approximately 26%. The difference from the federal statutory rate of 21% was primarily due to state income taxes, non-deductible share-based compensation and non-deductible transaction costs related to the Credit Karma acquisition, which were partially offset by the tax benefit we received from the federal research and experimentation credit.
In the current global tax policy environment, the U.S. and other domestic and foreign governments continue to consider, and in some cases enact, changes in corporate tax laws. As changes occur, we account for finalized legislation in the period of enactment.

LIQUIDITY AND CAPITAL RESOURCES

Overview
At January 31, 2022, our cash, cash equivalents and investments totaled $1.4 billion, a decrease of $2.5 billion from July 31, 2021 due to the factors discussed under “Statements of Cash Flows” below. Our primary sources of liquidity have been cash from operations, which entails the collection of accounts receivable for products and services, the issuance of senior unsecured notes, and borrowings under our credit facilities. Our primary uses of cash have been for research and development programs, selling and marketing activities, capital projects, acquisitions of businesses, debt service costs and debt repayment, repurchases of our common stock under our stock repurchase programs, and the payment of cash dividends. As discussed in “Executive Overview – Industry Trends and Seasonality” earlier in this Item 2, our business is subject to significant seasonality. The balance of our cash, cash equivalents, and investments generally fluctuates with that seasonal pattern. We believe the seasonality of our business is likely to continue in the future.

Intuit Q2 Fiscal 2022 Form 10-Q	42

The following table summarizes selected measures of our liquidity and capital resources at the dates indicated:

(Dollars in millions)	January 31, 2022	July 31, 2021	$ Change	% Change
Cash, cash equivalents, and investments	$1,414	$3,870	$(2,456)	(63)%
Long-term investments	90	43	47	109%
Long-term debt	6,732	2,034	4,698	231%
Working capital	522	2,502	(1,980)	(79)%
Ratio of current assets to current liabilities	1.2 : 1	1.9 : 1
We have historically generated significant cash from operations and we expect to continue to do so in the future. Our cash, cash equivalents, and investments totaled $1.4 billion at January 31, 2022. None of those funds were restricted and approximately 79% of those funds were located in the U.S.
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
Our secured revolving credit facility is available to fund a portion of our loans to qualified small businesses. At January 31, 2022, $50 million was outstanding under the secured revolving credit facility.
On November 1, 2021 we acquired all of the outstanding equity of Mailchimp for total consideration of $12.0 billion which included $5.7 billion in cash and 10.1 million shares of Intuit common stock with a value of approximately $6.3 billion. See Note 5 to the financial statements in Part I, Item 1 of this Quarterly Report for more information.
On November 1, 2021 we terminated our amended and restated credit agreement dated May 2, 2019 and entered into a credit agreement with certain institutional lenders with an aggregate principal amount of $5.7 billion, which includes a $1 billion unsecured revolving credit facility that matures on November 1, 2026 and a $4.7 billion unsecured term loan that matures on November 1, 2024. On November 1, 2021 we borrowed the full $4.7 billion under the unsecured term loan to fund a portion of the cash consideration for the acquisition of Mailchimp. See Note 7 to the financial statements in Part I, Item 1 of this Quarterly Report for more information.
We evaluate, on an ongoing basis, the merits of acquiring technology or businesses, or establishing strategic relationships with and investing in other companies. Our strong liquidity profile enables us to quickly respond to these types of opportunities.

Statements of Cash Flows
The following table summarizes selected items from our condensed consolidated statements of cash flows for the first six months of fiscal 2022 and fiscal 2021. See the financial statements in Part I, Item 1 of this Quarterly Report for complete condensed consolidated statements of cash flows for those periods.

	Six Months Ended
(Dollars in millions)	January 31, 2022	January 31, 2021	$ Change
Net cash provided by (used in):
Operating activities	$230	$324	$(94)
Investing activities	(4,682)	(3,266)	(1,416)
Financing activities	3,072	(1,587)	4,659
Effect of exchange rates on cash, cash equivalents, restricted cash, and restricted cash equivalents	(6)	10	(16)
Net decrease in cash, cash equivalents, restricted cash, and restricted cash equivalents	$(1,386)	$(4,519)	$3,133

Intuit Q2 Fiscal 2022 Form 10-Q	43

Our primary sources and uses of cash were as follows:
Six Months Ended
January 31, 2022	January 31, 2021
 Sources of cash:

• Proceeds from unsecured term loan
• Net sales and maturities of corporate and customer fund investments
• Operations
• Issuance of common stock under employee stock plans

 Uses of cash:

• Acquisitions of businesses
• Repurchases of shares of our common stock
• Payment of cash dividends and dividend rights
• Payment of accrued bonuses for fiscal 2021
• Capital expenditures
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
• Net originations of term loans to small businesses

Stock Repurchase Programs, Treasury Shares, and Dividends on Common Stock
As described in Note 10 to the financial statements in Part I, Item 1 of this Quarterly Report, during the first six months of fiscal 2022 we repurchased 1.4 million shares of our common stock under repurchase programs that our Board of Directors has authorized. On August 20, 2021 our Board approved an increased authorization to purchase up to an additional $2 billion of our common stock under the existing stock repurchase program. At January 31, 2022, we had authorization from our Board of Directors to expend up to an additional $2.5 billion for stock repurchases, including the new $2 billion authorization noted above. We currently expect to continue repurchasing our common stock on a quarterly basis; however, future stock repurchases under the current program are at the discretion of management, and authorization of future stock repurchase programs is subject to the final determination of our Board of Directors.
We have continued to pay quarterly cash dividends on shares of our outstanding common stock. During the six months ended January 31, 2022 we declared quarterly cash dividends that totaled $1.36 per share of outstanding common stock for a total of $389 million. In February 2022 our Board of Directors declared a quarterly cash dividend of $0.68 per share of outstanding common stock payable on April 18, 2022 to stockholders of record at the close of business on April 11, 2022. We currently expect to continue paying comparable cash dividends on a quarterly basis. However, future declarations of dividends and the establishment of future record dates and payment dates are subject to the final determination of our Board of Directors.

Business Combinations
On November 1, 2021 we acquired all of the outstanding equity of Mailchimp for total consideration of $12.0 billion which included $5.7 billion in cash and 10.1 million shares of Intuit common stock with a value of approximately $6.3 billion. The fair value of the stock consideration is based on the October 29, 2021 closing price of Intuit common stock of $625.99.
Pursuant to the equity purchase agreement we also issued approximately 583,000 restricted stock units (RSUs) in substitution of outstanding equity incentive awards. These RSUs have a grant date fair value of approximately $355 million and will be expensed over three years. Additionally, we issued approximately 325,000 RSUs with a total grant date fair value of approximately $211 million to Mailchimp employees, of which $151 million will be expensed over four years and $60 million will be expensed over six months.
Mailchimp is part of our Small Business & Self-Employed segment. We have included the financial results of Mailchimp in the condensed consolidated financial statements from the date of acquisition.

Commitments for Senior Unsecured Notes
In June 2020, we issued $2 billion of senior unsecured notes comprised of the following:
•$500 million of 0.650% notes due July 2023;
•$500 million of 0.950% notes due July 2025;
•$500 million of 1.350% notes due July 2027; and
•$500 million of 1.650% notes due July 2030 (together, the Notes).
Interest is payable semiannually on January 15 and July 15 of each year. At January 31, 2022, our maximum commitment for interest payments under the Notes was $129 million through the maturity dates.

Intuit Q2 Fiscal 2022 Form 10-Q	44

The Notes are senior unsecured obligations of Intuit and rank equally with all existing and future unsecured and unsubordinated indebtedness of Intuit and are redeemable by us at any time, subject to a make-whole premium. Upon the occurrence of change of control transactions that are accompanied by certain downgrades in the credit ratings of the Notes, we will be required to repurchase the Notes at a repurchase price equal to 101% of the aggregate outstanding principal plus any accrued and unpaid interest to but not including the date of repurchase. The indenture governing the Notes requires us to comply with certain covenants. For example, the Notes limit our ability to create certain liens and enter into sale and leaseback transactions. As of January 31, 2022 we were compliant with all covenants governing the Notes. See Note 7 to the financial statements in Part I, Item 1 of this Quarterly Report for more information.

Credit Facilities
Unsecured Revolving Credit Facility and Term Loan
On November 1, 2021 we terminated our amended and restated credit agreement dated May 2, 2019 and entered into a credit agreement with certain institutional lenders with an aggregate principal amount of $5.7 billion, which includes a $1 billion unsecured revolving credit facility that matures on November 1, 2026 and a $4.7 billion unsecured term loan that matures on November 1, 2024.
Under the agreement we entered into November 1, 2021 we may, subject to certain customary conditions including lender approval, on one or more occasions increase commitments under the unsecured revolving credit facility in an amount not to exceed $250 million in the aggregate and may extend the maturity date up to two times. Advances under the unsecured revolving credit facility accrue interest at rates that are equal to, at our election, either (i) the alternate base rate plus a margin that ranges from 0.0% to 0.1%, or (ii) the Secured Overnight Finance Rate (SOFR) plus a margin that ranges from 0.69% to 1.1%. Actual margins under either election will be based on our senior debt credit ratings. At January 31, 2022 no amounts were outstanding under the unsecured revolving credit facility. We monitor counterparty risk associated with the institutional lenders that are providing the credit facility.
On November 1, 2021 we borrowed the full $4.7 billion under the unsecured term loan to fund a portion of the cash consideration for the acquisition of Mailchimp. Under this agreement we may, subject to certain customer conditions, on one or more occasions increase commitments under the term loan in an amount not to exceed $400 million in the aggregate. The term loan accrues interest at rates that are equal to, at our election, either (i) the alternate base rate plus a margin that ranges from 0.0%to 0.125% or SOFR plus a margin that range from 0.625% to 1.125%. Actual margins under either election are based on our senior debt credit ratings. At January 31, 2022, $4.7 billion was outstanding under the term loan.
The credit agreement includes customary affirmative and negative covenants, including financial covenants that require us to maintain a ratio of total gross debt to annual earnings before interest, taxes, depreciation and amortization (EBITDA) of not greater than 3.25 to 1.00 and a ratio of annual EBITDA to annual interest expense of not less than 3.00 to 1.00 as of the last day of each fiscal quarter. As of January 31, 2022 we were compliant with all required covenants.
Secured Revolving Credit Facility
On February 19, 2019 a subsidiary of Intuit entered into a $300 million secured revolving credit facility with a lender to fund a portion of our loans to qualified small businesses. The revolving credit facility is secured by cash and receivables of the subsidiary and is non-recourse to Intuit Inc. We have entered into several amendments to the secured revolving credit facility, most recently on July 16, 2021, primarily to extend the commitment term and maturity date. Under the amended agreement, $150 million of the facility is committed and $150 million is uncommitted. Advances accrue interest at LIBOR plus 1.5%. Unused portions of the committed credit facility accrue interest at a rate ranging from 0.25% to 0.75%, depending on the total unused committed balance. The commitment term is through July 17, 2023 and the final maturity date is January 17, 2024. The amended agreement allows for the transition of the benchmark interest rate used to calculate finance charges from LIBOR to SOFR plus related benchmark adjustments that represent the prevailing market convention for dollar-denominated syndicated credit facilities. The agreement includes certain affirmative and negative covenants, including financial covenants that require the subsidiary to maintain specified financial ratios. As of January 31, 2022 we were compliant with all required covenants. At January 31, 2022, $50 million was outstanding under this facility and the weighted-average interest rate was 2.81%, which includes the interest on the unused committed portion. The outstanding balance is secured by cash and receivables of the subsidiary totaling $268 million.

Cash Held by Foreign Subsidiaries
Our cash, cash equivalents, and investments totaled $1.4 billion at January 31, 2022. Approximately 21% of those funds were held by our foreign subsidiaries and subject to repatriation tax considerations. These foreign funds were located primarily in the United Kingdom, Canada, and India. As a result of the 2017 Tax Cuts and Jobs Act, we do not expect to pay incremental U.S. taxes on repatriation. We have recorded income tax expense for Canada and India withholding taxes on earnings that are not permanently reinvested. In the event that funds from foreign operations are repatriated to the United States, we would pay withholding taxes at that time.

Intuit Q2 Fiscal 2022 Form 10-Q	45

Off-Balance Sheet Arrangements
At January 31, 2022, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.
Contractual Obligations
Except for those disclosed below, during the six months ended January 31, 2022 there have been no material changes outside the ordinary course of business to our contractual obligations presented in our Annual Report on Form 10-K for the fiscal year then ended July 31, 2021.

Unconditional Purchase Obligations
In September 2021 we signed an agreement that includes non-cancellable commitments of $555 million through July 31, 2044 for an exclusive naming rights partnership with the Los Angeles Clippers for Intuit Dome, a new sports facility. The commitment is $1.5 million per year for the first three years and $27.5 million per year for the remainder of the agreement. Additionally, In November 2021 we amended an existing cloud services agreement for an additional five years. Under the amended agreement, we have an annual minimum commitment of $150 million per year and a total minimum purchase commitment of $1.2 billion over the five year contract term.

Unsecured Revolving Credit Facility
On November 1, 2021 we terminated our amended and restated credit agreement dated May 2, 2019 and entered into a credit agreement with certain institutional lenders with an aggregate principal amount of $5.7 billion, which includes a $1 billion unsecured revolving credit facility that matures on November 1, 2026 and a $4.7 billion unsecured term loan that matures on November 1, 2024.
On November 1, 2021 we borrowed the full $4.7 billion under the unsecured term loan to fund a portion of the cash consideration for the acquisition of Mailchimp. See Note 7 to the financial statements in Part I, Item 1 of this Quarterly Report for more information, including the schedule of future principal payments for long-term debt as of January 31, 2022.
Recent Accounting Pronouncements
For a description of recent accounting pronouncements, if any, and the potential impact of these pronouncements on our condensed consolidated financial statements, see Note 1 to the financial statements in Part I, Item 1 of this Quarterly Report.

Intuit Q2 Fiscal 2022 Form 10-Q	46

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes to our quantitative and qualitative disclosures about market risk during the six months ended January 31, 2022. See Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended July 31, 2021 for a detailed discussion of our market risks.

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
Changes in Internal Control over Financial Reporting
On November 1, 2021, we completed the acquisition of Mailchimp. Under guidelines established by the SEC, companies are permitted to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition while integrating the acquired company. In conducting our evaluation of the effectiveness of our internal control over financial reporting, we excluded Mailchimp from our evaluation for the period ended January 31, 2022. We are in the process of integrating Mailchimp into our system of internal control over financial reporting.
Except as noted above, there was no change in our internal control over financial reporting during the period ended January 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Intuit Q2 Fiscal 2022 Form 10-Q	47

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
These and other potential negative impacts relating to the COVID-19 pandemic are described further in the risk factors that follow.

Intuit Q2 Fiscal 2022 Form 10-Q	48

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

Intuit Q2 Fiscal 2022 Form 10-Q	49

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

Intuit Q2 Fiscal 2022 Form 10-Q	50

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

Intuit Q2 Fiscal 2022 Form 10-Q	51

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

Intuit Q2 Fiscal 2022 Form 10-Q	52

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

Intuit Q2 Fiscal 2022 Form 10-Q	53

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

Intuit Q2 Fiscal 2022 Form 10-Q	54

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

Intuit Q2 Fiscal 2022 Form 10-Q	55

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
•antitrust and competition regulations;
•potentially adverse tax developments;
•economic uncertainties relating to European sovereign and other debt;
•trade barriers and changes in trade regulations;

Intuit Q2 Fiscal 2022 Form 10-Q	56

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
We are subject to federal, state, local and international laws and regulations that affect our and our customers' activities, including, without limitation, areas of labor, advertising and marketing, tax, financial services, data privacy and security, electronic funds transfer, money transmission, lending, digital content, consumer protection, real estate, billing, e-commerce, promotions, quality of services, intellectual property ownership and infringement, import and export requirements, anti-corruption, foreign exchange controls and cash repatriation restrictions, anti-competition, environmental, health and safety, and other regulated activities. There have been significant new regulations and heightened focus by the government on many of these areas, as well as in areas such as insurance and privacy. As we expand our products and services and revise our business models, both domestically and internationally, we may become subject to additional government regulation or increased regulatory scrutiny. For example, in April 2020, one of our subsidiaries became a Small Business Administration ("SBA") approved lender under the SBA’s recently established Paycheck Protection Program (“PPP”) authorized by the Coronavirus Aid, Relief and Economic Security Act. Further, regulators (both in the U.S. and in other jurisdictions in which we operate) may adopt new laws or regulations, change existing regulations, or their interpretation of existing laws or regulations may differ from ours. In response to the COVID-19 pandemic, federal, state, local and foreign governmental authorities have imposed, and may continue to impose, protocols and restrictions intended to contain the spread of the virus, including limitations on the reopening of work facilities, schools, public buildings and businesses, quarantines, lockdowns and travel restrictions. Such restrictions have disrupted and may continue to disrupt our business operations and limit our ability to perform critical functions.
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

Intuit Q2 Fiscal 2022 Form 10-Q	57

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

Intuit Q2 Fiscal 2022 Form 10-Q	58

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

Intuit Q2 Fiscal 2022 Form 10-Q	59

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
Our acquisitions have resulted in significant expenses, including amortization and impairment of acquired technology and other acquired intangible assets, and impairment of goodwill. Total costs and expenses in these categories were $196 million in fiscal 2021; $28 million in fiscal 2020; and $26 million in fiscal 2019. Although under current accounting rules goodwill is not amortized, we may incur impairment charges related to the goodwill already recorded and to goodwill arising out of future acquisitions. We test the impairment of goodwill annually in our fourth fiscal quarter or more frequently if indicators of impairment arise. The timing of the formal annual test may result in charges to our statement of operations in our fourth fiscal quarter that may not have been reasonably foreseen in prior periods. At January 31, 2022, we had $13.7 billion in goodwill and $7.4 billion in net acquired intangible assets on our condensed consolidated balance sheet, both of which may be subject to impairment charges in the future. New acquisitions, and any impairment of the value of acquired intangible assets, may have a significant negative impact on our future financial results.
We have incurred indebtedness and may incur other debt in the future, which may adversely affect our financial condition and future financial results.
As of January 31, 2022, we had an aggregate of $6.7 billion of indebtedness outstanding under our senior unsecured notes and senior unsecured credit facility. Under the agreements governing our indebtedness, we are permitted to incur additional debt. This debt, and any debt that we may incur in the future, may adversely affect our financial condition and future financial results by, among other things:
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

Intuit Q2 Fiscal 2022 Form 10-Q	60

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

Intuit Q2 Fiscal 2022 Form 10-Q	61

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Stock repurchase activity during the three months ended January 31, 2022 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans
November 1, 2021 through November 30, 2021	341,150	$639.77	341,150	$2,791,988,083
December 1, 2021 through December 31, 2021	385,705	$649.26	357,500	$2,560,523,062
January 1, 2022 through January 31, 2022	83,638	$601.14	83,638	$2,510,244,584
Total	810,493	$640.30	782,288
Note: On August 21, 2018 our Board approved a stock repurchase program under which we are authorized to repurchase up to $2 billion of our common stock. On August 20, 2021 our Board approved an increased authorization to purchase up to an additional $2 billion of our common stock under the existing stock repurchase program. All of the shares repurchased during the three months ended January 31, 2022 were purchased under this plan, except for 28,205 shares for $19 million which were purchased to satisfy employee tax withholding obligations. At January 31, 2022, authorization from our Board of Directors to expend up to $2.5 billion remained available under the plans.
Except as disclosed in our Current Report on Form 8-K filed on November 1, 2021, there were no other unregistered sales of our equity securities during the three months ended January 31, 2022.

ITEM 6 - EXHIBITS
See the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q.

Intuit Q2 Fiscal 2022 Form 10-Q	62

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTUIT INC. (Registrant)
Date:	March 2, 2022	By:	/s/ MICHELLE M. CLATTERBUCK
Michelle M. Clatterbuck
Executive Vice President and Chief Financial Officer (Authorized Officer and Principal Financial Officer)

Intuit Q2 Fiscal 2022 Form 10-Q	63

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference

10.01+	Intuit Inc. Amended and Restated 2005 Equity Incentive Plan, as amended through January 20, 2022	X

10.02+	Intuit Inc. Employee Stock Purchase Plan, as amended through January 19, 2022	X

10.03+	Intuit Inc. Amended Non-Employee Director Compensation Program, effective January 20, 2022		8-K filed 1/24/2022

10.04
Credit Agreement, dated as of November 1, 2021, by and among Intuit Inc., the lenders parties thereto, JPMorgan Chase Bank, N.A., as administrative agent, BofA Securities Inc. and The Bank of Nova Scotia, as co-syndication agents, and JPMorgan Chase Bank, N.A., BofA Securities Inc. and The Bank of Nova Scotia, as joint lead arrangers and joint bookrunners
8-K filed 11/1/2021

31.01	Certification of Chief Executive Officer	X

31.02	Certification of Chief Financial Officer	X

32.01*	Section 1350 Certification (Chief Executive Officer)	X

32.02*	Section 1350 Certification (Chief Financial Officer)	X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X

101.SCH	XBRL Taxonomy Extension Schema	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X
________________________________

*	This exhibit is intended to be furnished and shall not be deemed “filed” for purposes of the Securities Exchange Act of 1934, as amended.

Intuit Q2 Fiscal 2022 Form 10-Q	64