Form 10-Q
period 2022-04-30
INTUIT INC
filed 2022-05-24
CIK 896878

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 282,077,025 shares of Common Stock, $0.01 par value, were outstanding at May 18, 2022.

INTUIT INC. FORM 10-Q INDEX
Intuit, QuickBooks, TurboTax, Mint, Credit Karma and Mailchimp among others, are registered trademarks and/or registered service marks of Intuit Inc., or one of its subsidiaries, in the United States and other countries. Other parties’ marks are the property of their respective owners.

Intuit Q3 Fiscal 2022 Form 10-Q	2

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

Intuit Q3 Fiscal 2022 Form 10-Q	3

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

INTUIT INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended		Nine Months Ended
(In millions, except per share amounts)	April 30, 2022	April 30 2021	April 30, 2022	April 30, 2021
Net revenue:
Product	$554	$533	$1,476	$1,395
Service and other	5,078	3,640	8,836	5,677
Total net revenue	5,632	4,173	10,312	7,072
Costs and expenses:
Cost of revenue:
Cost of product revenue	18	16	53	53
Cost of service and other revenue	764	565	1,654	1,130
Amortization of acquired technology	42	14	99	35
Selling and marketing	1,227	857	2,719	1,799
Research and development	600	464	1,720	1,157
General and administrative	465	289	1,126	708
Amortization of other acquired intangible assets	121	54	295	92
Total costs and expenses	3,237	2,259	7,666	4,974
Operating income	2,395	1,914	2,646	2,098
Interest expense	(21)	(7)	(49)	(22)
Interest and other income (loss), net	(1)	14	44	77
Income before income taxes	2,373	1,921	2,641	2,153
Income tax provision	579	457	519	471
Net income	$1,794	$1,464	$2,122	$1,682

Basic net income per share	$6.35	$5.36	$7.60	$6.26
Shares used in basic per share calculations	282	273	279	269

Diluted net income per share	$6.28	$5.30	$7.48	$6.20
Shares used in diluted per share calculations	286	276	284	271

Cash dividends declared per common share	$0.68	$0.59	$2.04	$1.77
See accompanying notes.

Intuit Q3 Fiscal 2022 Form 10-Q	4

INTUIT INC. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended		Nine Months Ended
(In millions)	April 30, 2022	April 30, 2021	April 30, 2022	April 30, 2021

Net income	$1,794	$1,464	$2,122	$1,682
Other comprehensive income (loss), net of income taxes:
Unrealized loss on available-for-sale debt securities	(5)	(2)	(10)	(3)
Foreign currency translation gain (loss)	(14)	1	(19)	11
Total other comprehensive income (loss), net	(19)	(1)	(29)	8
Comprehensive income	$1,775	$1,463	$2,093	$1,690
See accompanying notes.

Intuit Q3 Fiscal 2022 Form 10-Q	5

INTUIT INC. CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(In millions)	April 30, 2022	July 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$3,531	$2,562
Investments	373	1,308
Accounts receivable, net	738	391
Income taxes receivable	6	123
Prepaid expenses and other current assets	671	316
Current assets before funds held for customers	5,319	4,700
Funds held for customers	539	457
Total current assets	5,858	5,157
Long-term investments	98	43
Property and equipment, net	858	780
Operating lease right-of-use assets	425	380
Goodwill	13,731	5,613
Acquired intangible assets, net	7,224	3,252
Long-term deferred income taxes	8	8
Other assets	312	283
Total assets	$28,514	$15,516

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$900	$623
Accrued compensation and related liabilities	543	530
Deferred revenue	741	684
Income taxes payable	198	3
Other current liabilities	670	358
Current liabilities before customer fund deposits	3,052	2,198
Customer fund deposits	539	457
Total current liabilities	3,591	2,655
Long-term debt	6,853	2,034
Long-term deferred income tax liabilities	608	525
Operating lease liabilities	415	380
Other long-term obligations	86	53
Total liabilities	11,553	5,647
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock and additional paid-in capital	17,479	10,548
Treasury stock, at cost	(14,297)	(12,951)
Accumulated other comprehensive loss	(53)	(24)
Retained earnings	13,832	12,296
Total stockholders’ equity	16,961	9,869
Total liabilities and stockholders’ equity	$28,514	$15,516
See accompanying notes.

Intuit Q3 Fiscal 2022 Form 10-Q	6

.

INTUIT INC. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)

	Three Months Ended April 30, 2022
(In millions, except shares in thousands)	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
Balance at January 31, 2022	283,000	$17,202	$(13,808)	$(34)	$12,235	$15,595
Comprehensive income	—	—	—	(19)	1,794	1,775
Issuance of stock under employee stock plans, net of shares withheld for employee taxes	502	(69)	—	—	—	(69)
Stock repurchases under stock repurchase programs	(1,029)	—	(489)	—	—	(489)
Dividends and dividend rights declared ($0.68 per share)	—	—	—	—	(197)	(197)
Share-based compensation expense	—	346	—	—	—	346
Balance at April 30, 2022	282,473	$17,479	$(14,297)	$(53)	$13,832	$16,961

	Nine Months Ended April 30, 2022
(In millions, except shares in thousands)	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
Balance at July 31, 2021	273,235	$10,548	$(12,951)	$(24)	$12,296	$9,869
Comprehensive income	—	—	—	(29)	2,122	2,093
Issuance of stock under employee stock plans, net of shares withheld for employee taxes	1,593	(348)	—	—	—	(348)
Stock repurchases	(2,445)	—	(1,346)	—	—	(1,346)
Dividends and dividend rights declared ($2.04 per share)	—	—	—	—	(586)	(586)
Share-based compensation expense	—	963	—	—	—	963
Issuance of stock in business combination	10,090	6,316	—	—	—	6,316
Balance at April 30, 2022	282,473	$17,479	$(14,297)	$(53)	$13,832	$16,961
See accompanying notes.

Intuit Q3 Fiscal 2022 Form 10-Q	7

INTUIT INC. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)

	Three Months Ended April 30, 2021
(In millions, except shares in thousands)	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
Balance at January 31, 2021	273,961	$10,212	$(12,104)	$(23)	$10,783	$8,868
Comprehensive income	—	—	—	(1)	1,464	1,463
Issuance of stock under employee stock plans, net of shares withheld for employee taxes	423	(48)	—	—	—	(48)
Stock repurchases under stock repurchase programs	(954)	—	(380)	—	—	(380)
Dividends and dividend rights declared ($0.59 per share)	—	—	—	—	(166)	(166)
Share-based compensation expense	—	218	—	—	—	218
Balance at April 30, 2021	273,430	$10,382	$(12,484)	$(24)	$12,081	$9,955

	Nine Months Ended April 30, 2021
(In millions, except shares in thousands)	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
Balance at July 31, 2020	261,740	$6,182	$(11,929)	$(32)	$10,885	$5,106
Comprehensive income	—	—	—	8	1,682	1,690
Issuance of stock under employee stock plans, net of shares withheld for employee taxes	1,790	(108)	—	—	—	(108)
Stock repurchases under stock repurchase programs	(1,424)	—	(555)	—	—	(555)
Dividends and dividend rights declared ($1.77 per share)	—	—	—	—	(486)	(486)
Share-based compensation expense	—	510	—	—	—	510
Issuance of stock in business combination	11,324	3,798	—	—	—	3,798
Balance at April 30, 2021	273,430	$10,382	$(12,484)	$(24)	$12,081	$9,955
See accompanying notes.

Intuit Q3 Fiscal 2022 Form 10-Q	8

INTUIT INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended
(In millions)	April 30, 2022	April 30, 2021
Cash flows from operating activities:
Net income	$2,122	$1,682
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	142	122
Amortization of acquired intangible assets	396	128
Non-cash operating lease cost	62	45
Share-based compensation expense	962	509
Deferred income taxes	106	69
Other	(21)	(49)
Total adjustments	1,647	824
Originations of loans held for sale	—	(41)
Sale and principal payments of loans held for sale	—	144
Changes in operating assets and liabilities:
Accounts receivable	(323)	(267)
Income taxes receivable	117	68
Prepaid expenses and other assets	(88)	(7)
Accounts payable	86	194
Accrued compensation and related liabilities	(392)	(122)
Deferred revenue	(2)	(13)
Income taxes payable	195	206
Operating lease liabilities	(62)	(45)
Other liabilities	250	85
Total changes in operating assets and liabilities	(219)	99
Net cash provided by operating activities	3,550	2,708
Cash flows from investing activities:
Purchases of corporate and customer fund investments	(583)	(904)
Sales of corporate and customer fund investments	1,448	152
Maturities of corporate and customer fund investments	177	401
Purchases of property and equipment	(168)	(101)
Acquisitions of businesses, net of cash acquired	(5,682)	(3,064)
Originations of term loans to small businesses	(613)	(135)
Principal repayments of term loans from small businesses	320	86
Other	(9)	37
Net cash used in investing activities	(5,110)	(3,528)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	4,700	—
Repayments on borrowings under unsecured revolving credit facility	—	(1,000)
Proceeds from borrowings under secured revolving credit facility	122	—
Repayment of debt	—	(338)
Proceeds from issuance of stock under employee stock plans	116	137
Payments for employee taxes withheld upon vesting of restricted stock units	(465)	(245)
Cash paid for purchases of treasury stock	(1,337)	(542)
Dividends and dividend rights paid	(580)	(482)
Net change in customer fund deposits	82	(107)
Other	(9)	(2)

Intuit Q3 Fiscal 2022 Form 10-Q	9

Net cash provided by (used in) financing activities	2,629	(2,579)
Effect of exchange rates on cash, cash equivalents, restricted cash, and restricted cash equivalents	(18)	14
Net increase (decrease) in cash, cash equivalents, restricted cash, and restricted cash equivalents	1,051	(3,385)
Cash, cash equivalents, restricted cash, and restricted cash equivalents at beginning of period	2,819	6,697
Cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period	$3,870	$3,312

Reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents reported within the condensed consolidated balance sheets to the total amounts reported on the condensed consolidated statements of cash flows
Cash and cash equivalents	$3,531	$3,164
Restricted cash and restricted cash equivalents included in funds held for customers	339	148
Total cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period	$3,870	$3,312

Supplemental schedule of non-cash investing activities:
Issuance of common stock in business combinations	$6,316	$3,798
See accompanying notes.

Intuit Q3 Fiscal 2022 Form 10-Q	10

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
These unaudited condensed consolidated financial statements and accompanying notes should be read together with the audited consolidated financial statements in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2021. Results for the nine months ended April 30, 2022 do not necessarily indicate the results we expect for the fiscal year ending July 31, 2022 or any other future period.

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
In fiscal 2022 the IRS began accepting returns on January 24, 2022 and the tax filing deadline was April 18, 2022. However, in fiscal 2021 the IRS began accepting returns on February 12, 2021 and the tax filing deadline was extended to May 17, 2021. As a result of the extension in the tax filing deadline in 2021, a significant amount of our fiscal 2021 Consumer segment and ProConnect segment revenues was recognized in the fourth quarter as compared to the third quarter in fiscal 2022.

Significant Accounting Policies
We describe our significant accounting policies in Note 1 to the financial statements in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2021. There have been no changes to our significant accounting policies during the first nine months of fiscal 2022.

Intuit Q3 Fiscal 2022 Form 10-Q	11

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

Intuit Q3 Fiscal 2022 Form 10-Q	12

The following table presents the composition of shares used in the computation of basic and diluted net income per share for the periods indicated.

	Three Months Ended		Nine Months Ended
(In millions, except per share amounts)	April 30, 2022	April 30, 2021	April 30, 2022	April 30, 2021
Numerator:
Net income	$1,794	$1,464	$2,122	$1,682

Denominator:
Shares used in basic per share amounts:
Weighted average common shares outstanding	282	273	279	269

Shares used in diluted per share amounts:
Weighted average common shares outstanding	282	273	279	269
Dilutive common equivalent shares from stock options
and restricted stock awards	4	3	5	2
Dilutive weighted average common shares outstanding	286	276	284	271

Basic and diluted net income per share:
Basic net income per share	$6.35	$5.36	$7.60	$6.26

Diluted net income per share	$6.28	$5.30	$7.48	$6.20

Shares excluded from diluted net income per share:
Weighted average stock options and restricted stock units that have been excluded from dilutive common equivalent shares outstanding due to their anti-dilutive effect	2	—	1	—

Deferred Revenue
We record deferred revenue when we have entered into a contract with a customer and cash payments are received or due prior to transfer of control or satisfaction of the related performance obligation. During the three and nine months ended April 30, 2022, we recognized revenue of $78 million and $657 million, respectively, that was included in deferred revenue at July 31, 2021. During the three and nine months ended April 30, 2021, we recognized revenue of $83 million and $626 million, respectively, that was included in deferred revenue at July 31, 2020.
Our performance obligations are generally satisfied within 12 months of the initial contract date. As of April 30, 2022 and July 31, 2021, the deferred revenue balance related to performance obligations that will be satisfied after 12 months was $6 million and $8 million, respectively, and is included in other long-term obligations on our condensed consolidated balance sheets.

Notes Receivable and Allowances for Loan Losses
Notes receivable held for investment consist of term loans to small businesses and are included in prepaid expenses and other current assets and other assets on our condensed consolidated balance sheets. As of April 30, 2022 and July 31, 2021, the net notes receivable balances were $424 million and $139 million, respectively, and the allowances for loan losses were not material. The term loans are not secured and are recorded at amortized cost, net of allowances for loan losses. We maintain an allowance for loan losses to reserve for potentially uncollectible notes receivable. We evaluate the creditworthiness of our term loan portfolio on an individual loan basis, based on a data analytics risk model that evaluates trends related to revenue, debt payments and negative events in the previous 12 months and applies a loss rate at the time of loan origination. The average is then applied against the outstanding portfolio. The loss rate and underlying model are updated periodically to reflect actual loan performance and changes to inherent risk assumptions. We make judgments about the known and inherent risks in the loan portfolio, adverse situations that may affect borrowers’ ability to repay and current and future economic conditions. When we determine that amounts are uncollectible, we write them off against the allowance.

Concentration of Credit Risk and Significant Customers
No customer accounted for 10% or more of total net revenue in the three or nine months ended April 30, 2022 or April 30, 2021. No customer accounted for 10% or more of gross accounts receivable at April 30, 2022 or July 31, 2021.

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

Intuit Q3 Fiscal 2022 Form 10-Q	13

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

	April 30, 2022			July 31, 2021
(In millions)	Level 1	Level 2	Total Fair Value	Level 1	Level 2	Total Fair Value
Assets:
Cash equivalents, primarily money market funds and time deposits	$2,627	$—	$2,627	$1,660	$—	$1,660
Available-for-sale debt securities:
Municipal bonds	—	—	—	—	38	38
Corporate notes	—	514	514	—	1,400	1,400
U.S. agency securities	—	59	59	—	70	70
Total available-for-sale debt securities	—	573	573	—	1,508	1,508
Total assets measured at fair value on a recurring basis	$2,627	$573	$3,200	$1,660	$1,508	$3,168
Liabilities:
Senior unsecured notes(1)	$—	$1,818	$1,818	$—	$1,986	$1,986
(1) Carrying value on our balance sheets at April 30, 2022 and July 31, 2021 was $1.99 billion. See Note 7, “Long-Term Obligations and Commitments,” for more information.

Intuit Q3 Fiscal 2022 Form 10-Q	14

The following table summarizes our cash equivalents and available-for-sale debt securities by balance sheet classification and level in the fair value hierarchy at the dates indicated.

	April 30, 2022			July 31, 2021
(In millions)	Level 1	Level 2	Total Fair Value	Level 1	Level 2	Total Fair Value
Cash equivalents:
In cash and cash equivalents	$2,610	$—	$2,610	$1,660	$—	$1,660
In funds held for customers	17	—	17	—	—	—
Total cash equivalents	$2,627	$—	$2,627	$1,660	$—	$1,660
Available-for-sale debt securities:
In investments	$—	$373	$373	$—	$1,308	$1,308
In funds held for customers	—	200	200	—	200	200
Total available-for-sale debt securities	$—	$573	$573	$—	$1,508	$1,508
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
There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the nine months ended April 30, 2022.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
Long-term investments represent non-marketable equity securities in privately held companies that do not have a readily determinable fair value. They are accounted for at cost and adjusted based on observable price changes from orderly transactions for identical or similar investments of the same issuer or impairment. These investments are classified as Level 3 in the fair value hierarchy because we estimate the value based on valuation methods which may include a combination of the observable transaction price at the transaction date and other unobservable inputs including volatility, rights, and obligations of the investments we hold. We recognized $8 million of upward adjustments during the three months ended April 30, 2022 and $54 million of upward adjustments during the nine months ended April 30, 2022. We recognized no upward adjustments during the three months ended April 30, 2021 and $17 million of upward adjustments during the nine months ended April 30, 2021. Impairments recognized during the three and nine months ended April 30, 2022 and April 30, 2021 were immaterial. Cumulative upward adjustments were $71 million and cumulative impairments were immaterial through April 30, 2022 for measurement alternative investments held as of April 30, 2022. As of April 30, 2022 and July 31, 2021, the carrying value of long-term investments was $98 million and $43 million, respectively.

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

Intuit Q3 Fiscal 2022 Form 10-Q	15

The following table summarizes our cash and cash equivalents, investments, and funds held for customers by balance sheet classification at the dates indicated.

	April 30, 2022		July 31, 2021
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Classification on condensed consolidated balance sheets:
Cash and cash equivalents	$3,531	$3,531	$2,562	$2,562
Investments	377	373	1,305	1,308
Funds held for customers	545	539	456	457
Total cash and cash equivalents, investments, and funds held for customers	$4,453	$4,443	$4,323	$4,327
The following table summarizes our cash and cash equivalents, investments, and funds held for customers by investment category at the dates indicated.

	April 30, 2022		July 31, 2021
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Type of issue:
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$3,870	$3,870	$2,819	$2,819
Available-for-sale debt securities:
Municipal bonds	—	—	37	38
Corporate notes	523	514	1,397	1,400
U.S. agency securities	60	59	70	70
Total available-for-sale debt securities	583	573	1,504	1,508
Total cash, cash equivalents, restricted cash, restricted cash equivalents, and investments	$4,453	$4,443	$4,323	$4,327
We use the specific identification method to compute gains and losses on investments. We include realized gains and losses on our available-for-sale debt securities in interest and other income on our condensed consolidated statements of operations. Gross realized gains and losses on our available-for-sale debt securities for the nine months ended April 30, 2022 and April 30, 2021 were not significant.
We accumulate unrealized gains and losses on our available-for-sale debt securities, net of tax, in accumulated other comprehensive income or loss in the stockholders’ equity section of our condensed consolidated balance sheets, except for certain unrealized losses described below. Gross unrealized gains and losses on our available-for-sale debt securities at April 30, 2022 and July 31, 2021 were not significant.
For available-for sale debt securities in an unrealized loss position, we determine whether a credit loss exists. The estimate of the credit loss is determined by considering available information relevant to the collectibility of the security and information about past events, current conditions, and reasonable and supportable forecasts. The allowance for credit loss is recorded to interest and other income on our condensed consolidated statement of operations, not to exceed the amount of the unrealized loss. Any excess unrealized loss greater than the credit loss at a security level is recognized in accumulated other comprehensive income or loss in the stockholders' equity section of our condensed consolidated balance sheets. We determined there were no credit losses related to available-for-sale securities as of April 30, 2022. Unrealized losses on available-for-sale debt securities at April 30, 2022 were not significant. We do not intend to sell these investments. In addition, it is more likely than not that we will not be required to sell them before recovery of the amortized cost basis, which may be at maturity.

Intuit Q3 Fiscal 2022 Form 10-Q	16

The following table summarizes our available-for-sale debt securities, included in investments and funds held for customers, classified by the stated maturity date of the security at the dates indicated.

	April 30, 2022		July 31, 2021
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$220	$218	$551	$553
Due within two years	311	305	550	551
Due within three years	51	49	398	398
Due after three years	1	1	5	6
Total available-for-sale debt securities	$583	$573	$1,504	$1,508

The following table summarizes our funds held for customers by investment category at the dates indicated.

(In millions)	April 30, 2022	July 31, 2021
Restricted cash and restricted cash equivalents	$339	$257
Restricted available-for-sale debt securities	200	200
Total funds held for customers	$539	$457

(In millions)	April 30, 2021	July 31, 2020
Restricted cash and restricted cash equivalents	$148	$255
Restricted available-for-sale debt securities	200	200
Total funds held for customers	$348	$455

4. Goodwill and Acquired Intangible Assets

Goodwill
Changes in the carrying value of goodwill by reportable segment during the nine months ended April 30, 2022 were as shown in the following table. Our reportable segments are described in Note 12, “Segment Information.”

(In millions)	Balance July 31, 2021	Goodwill Acquired	Foreign Currency Translation	Balance April 30, 2022
Small Business & Self-Employed	$1,578	$8,108	$(3)	$9,683
Consumer	42	10	(1)	51
Credit Karma	3,898	5	(3)	3,900
ProConnect	95	2	—	97
Totals	$5,613	$8,125	$(7)	$13,731
Goodwill is net of accumulated impairment losses of $114 million, which were recorded prior to July 31, 2021 and are included in our Consumer segment. The fiscal 2022 increase in the Small Business & Self-Employed segment was primarily due to the acquisition of Mailchimp. See Note 5, "Business Combinations."

Intuit Q3 Fiscal 2022 Form 10-Q	17

Acquired Intangible Assets
The following table shows the cost, accumulated amortization and weighted average life in years for our acquired intangible assets at the dates indicated. The increases in intangible assets during the nine months ended April 30, 2022 were primarily due to the acquisition of Mailchimp. See Note 5, "Business Combinations." The weighted average lives are calculated for assets that are not fully amortized.

(Dollars in millions)	Customer Lists / User Relationships	Purchased Technology	Trade Names and Logos	Covenants Not to Compete or Sue	Total

At April 30, 2022:
Cost	$6,198	$1,612	$680	$42	$8,532
Accumulated amortization	(640)	(552)	(74)	(42)	(1,308)
Acquired intangible assets, net	$5,558	$1,060	$606	$—	$7,224
Weighted average life in years	14	8	13	0	13

At July 31, 2021:
Cost	$3,038	$686	$400	$42	$4,166
Accumulated amortization	(377)	(455)	(41)	(41)	(914)
Acquired intangible assets, net	$2,661	$231	$359	$1	$3,252
Weighted average life in years	15	5	15	3	14
The following table shows the expected future amortization expense for our acquired intangible assets at April 30, 2022. Amortization of purchased technology is charged to amortization of acquired technology in our consolidated statements of operations. Amortization of other acquired intangible assets such as customer lists is charged to amortization of other acquired intangible assets in our consolidated statements of operations. If impairment events occur, they could accelerate the timing of acquired intangible asset charges.

(In millions)	Expected Future Amortization Expense
Twelve months ending July 31,
2022 (excluding the nine months ended April 30, 2022)	$163
2023	646
2024	624
2025	622
2026	620
Thereafter	4,549
Total expected future amortization expense	$7,224

5. Business Combinations

Mailchimp
On November 1, 2021 we acquired all of the outstanding equity of Mailchimp, a global customer engagement and marketing platform for growing small and mid-market businesses. We acquired Mailchimp to help deliver on the vision of an innovative, end-to-end customer growth platform for small and mid-market businesses. Mailchimp is part of our Small Business & Self-Employed segment. We have included the financial results of Mailchimp in the condensed consolidated financial statements from the date of acquisition. Pro forma information related to this acquisition has not been presented, as the effect of the acquisition on our consolidated results of operations was not material. Our results of operations for the three and nine months ended April 30, 2022 included $257 million and $497 million of revenue attributable to Mailchimp, respectively. For the nine months ended April 30, 2022, we recorded professional fees associated with the acquisition of $63 million in general and administrative expenses.
The fair value of the purchase consideration totaled $12.0 billion which included $5.7 billion in cash and 10.1 million shares of Intuit common stock with a value of approximately $6.3 billion. The fair value of the stock consideration is based on the October 29, 2021 closing price of Intuit common stock of $625.99.

Intuit Q3 Fiscal 2022 Form 10-Q	18

Pursuant to the equity purchase agreement we also issued approximately 583,000 restricted stock units (RSUs) in substitution of outstanding equity incentive awards. These RSUs have a grant date fair value of $355 million and will be expensed over three years. Additionally, we issued approximately 325,000 RSUs with a total grant date fair value of $211 million to Mailchimp employees, of which $151 million will be expensed over four years and $60 million was expensed during the first six months following the acquisition date.
The preliminary allocation of the Mailchimp purchase price is as follows:

(In millions)	Amount
Cash and cash equivalents	$42
Investments	126
Accounts receivable, net	25
Income taxes receivable	1
Prepaid expenses and other current assets	24
Long-term investments	1
Property and equipment, net	15
Operating lease right-of-use assets	31
Goodwill	8,094
Intangible assets	4,340
Long-term deferred income tax assets	6
Other assets	1
Accounts payable	(163)
Accrued compensation and related liabilities	(409)
Deferred revenue	(57)
Other current liabilities	(56)
Long-term portion of operating lease liabilities	(20)
Other long-term obligations	(5)
Total preliminary purchase price allocation	$11,996
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

Intuit Q3 Fiscal 2022 Form 10-Q	19

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

Unsecured Revolving Credit Facility
The credit agreement we entered into on November 1, 2021 includes a $1 billion unsecured revolving credit facility that will expire on November 1, 2026. Under this agreement we may, subject to certain customary conditions including lender approval, on one or more occasions increase commitments under the unsecured revolving credit facility in an amount not to exceed $250 million in the aggregate and may extend the maturity date up to two times. Advances under the unsecured revolving credit facility accrue interest at rates that are equal to, at our election, either (i) the alternate base rate plus a margin that ranges from 0.0% to 0.1%, or (ii) the Secured Overnight Finance Rate (SOFR) plus a margin that ranges from 0.69% to 1.1%. Actual margins under either election will be based on our senior debt credit ratings. The credit agreement includes customary affirmative and negative covenants, including financial covenants that require us to maintain a ratio of total gross debt to annual earnings before interest, taxes, depreciation and amortization (EBITDA) of not greater than 3.25 to 1.00 and a ratio of annual EBITDA to annual interest expense of not less than 3.00 to 1.00 as of the last day of each fiscal quarter. As of April 30, 2022 we were compliant with all required covenants. At April 30, 2022 no amounts were outstanding under the unsecured revolving credit facility. We paid no interest on the unsecured revolving credit facility during the nine months ended April 30, 2022. We paid $1 million of interest on our previous unsecured revolving credit facility during the nine months ended April 30, 2021.

Other Current Liabilities
Other current liabilities were as follows at the dates indicated:

(In millions)	April 30, 2022	July 31, 2021
Executive deferred compensation plan liabilities	$148	$153
Accrued settlement for state attorneys general	141	—
Sales, property, and other taxes	78	5
Current portion of operating lease liabilities	77	66
Reserve for returns and credits	74	21
Amounts due for share repurchases	26	17
Merchant and consumer payments processing reserves	21	10
Reserve for promotional discounts and rebates	14	10
Interest payable	12	1
Current portion of dividend payable	11	9
Other	68	66
Total other current liabilities	$670	$358
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

Intuit Q3 Fiscal 2022 Form 10-Q	20

The carrying value of the Notes was as follows at the dates indicated:

(In millions)	April 30, 2022	July 31, 2021	Effective Interest Rate
Senior unsecured notes issued June 2020:
0.650% notes due July 2023	$500	$500	0.837%
0.950% notes due July 2025	500	500	1.127%
1.350% notes due July 2027	500	500	1.486%
1.650% notes due July 2030	500	500	1.767%
Total senior unsecured notes	2,000	2,000
Unamortized discount and debt issuance costs	(12)	(14)
Net carrying value senior unsecured notes	$1,988	$1,986
Interest is payable semiannually on January 15 and July 15 of each year. The discount and debt issuance costs are amortized to interest expense over the term of the Notes under the effective interest method. We paid $12 million in interest on the Notes during each of the nine months ended April 30, 2022 and 2021.
The Notes are senior unsecured obligations of Intuit and rank equally with all existing and future unsecured and unsubordinated indebtedness of Intuit and are redeemable by us at any time, subject to a make-whole premium. Upon the occurrence of change of control transactions that are accompanied by certain downgrades in the credit ratings of the Notes, we will be required to repurchase the Notes at a repurchase price equal to 101% of the aggregate outstanding principal plus any accrued and unpaid interest to but not including the date of repurchase. The indenture governing the Notes requires us to comply with certain covenants. For example, the Notes limit our ability to create certain liens and enter into sale and leaseback transactions. As of April 30, 2022 we were compliant with all covenants governing the Notes.

Term Loan
On November 1, 2021 we entered into a credit agreement with certain institutional lenders with an aggregate principal amount of $5.7 billion, which includes a $4.7 billion unsecured term loan that matures on November 1, 2024. On November 1, 2021 we borrowed the full $4.7 billion under the unsecured term loan to fund a portion of the cash consideration for the acquisition of Mailchimp. Under this agreement we may, subject to certain customer conditions, on one or more occasions increase commitments under the term loan in an amount not to exceed $400 million in the aggregate. The term loan accrues interest at rates that are equal to, at our election, either (i) the alternate base rate plus a margin that ranges from 0.0% to 0.125% or SOFR plus a margin that range from 0.625% to 1.125%. Actual margins under either election will be based on our senior debt credit ratings. Interest on the term loan is payable monthly. The credit agreement includes customary affirmative and negative covenants. See Note 6, "Current Liabilities - Unsecured Revolving Credit Facility," for more information. At April 30, 2022, $4.7 billion was outstanding under the term loan and unamortized debt issuance costs were $5 million. The carrying value of the term loan is net of debt issuance costs and approximates its fair value. We paid $21 million in interest on the term loan during the nine months ended April 30, 2022. We paid $2 million in interest on our previous term loan under the 2019 Credit Facility during the nine months April 30, 2021.

Secured Revolving Credit Facility
On February 19, 2019 a subsidiary of Intuit entered into a $300 million secured revolving credit facility with a lender to fund a portion of our loans to qualified small businesses. The revolving credit facility is secured by cash and receivables of the subsidiary and is non-recourse to Intuit Inc. We have entered into several amendments to the secured revolving credit facility, most recently on February 18, 2022, primarily to extend the commitment term and maturity date, and update the benchmark interest rate. Under the amended agreement, $150 million of the facility is committed and $150 million is uncommitted. Advances accrue interest at adjusted daily simple SOFR plus 1.5%. Unused portions of the committed credit facility accrue interest at a rate ranging from 0.25% to 0.75%, depending on the total unused committed balance. The commitment term is through July 17, 2023 and the final maturity date is January 17, 2024. The agreement includes certain affirmative and negative covenants, including financial covenants that require the subsidiary to maintain specified financial ratios. As of April 30, 2022 we were compliant with all required covenants. At April 30, 2022, $170 million was outstanding under this facility and the weighted-average interest rate was 1.88%, which includes the interest on the unused committed portion. The outstanding balance is secured by cash and receivables of the subsidiary totaling $478 million. Interest on the facility is payable monthly. We paid $1 million of interest on the secured revolving credit facility during the nine months ended April 30, 2022 and $2 million during the nine months ended April 30, 2021.

Intuit Q3 Fiscal 2022 Form 10-Q	21

Future principal payments for long-term debt at April 30, 2022 were as shown in the table below.

(In millions)
Fiscal year ending July 31,
2022 (excluding the nine months ended April 30, 2022)	$—
2023	500
2024	170
2025	5,200
2026	—
Thereafter	1,000
Total future principal payments for long-term debt	$6,870

Other Long-Term Obligations
Other long-term obligations were as follows at the dates indicated:

(In millions)	April 30, 2022	July 31, 2021
Income tax liabilities	$39	$24
Dividend payable	12	8
Deferred revenue	6	8
Other	29	13
Total other long-term obligations	$86	$53

Unconditional Purchase Obligations
We describe our purchase obligations in Note 8 to the financial statements in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2021. In September 2021 we signed an agreement that includes non-cancellable commitments of $555 million through July 31, 2044 for an exclusive naming rights partnership with the Los Angeles Clippers for the Intuit Dome, a new sports facility. The commitment is $1.5 million per year for the first three years and $27.5 million per year for the remainder of the agreement. Additionally, in November 2021 we amended an existing cloud services agreement for an additional five years. Under the amended agreement, we have an annual minimum commitment of $150 million per year and a total minimum purchase commitment of $1.2 billion over the five year contract term. There were no other significant changes in our purchase obligations during the nine months ended April 30, 2022.

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
The components of lease expense were as follows:

	Three Months Ended		Nine Months Ended
(In millions)	April 30, 2022	April 30, 2021	April 30, 2022	April 30, 2021
Operating lease cost (1)	$25	$21	$71	$54
Variable lease cost	4	2	11	8
Sublease income	(4)	(4)	(14)	(12)
Total net lease cost	$25	$19	$68	$50
(1)    Includes short-term leases, which were not significant for each of the three and nine months ended April 30, 2022 and 2021.

Intuit Q3 Fiscal 2022 Form 10-Q	22

Supplemental cash flow information related to operating leases was as follows:

	Nine Months Ended
(In millions)	April 30, 2022	April 30, 2021
Cash paid for amounts included in the measurement of operating lease liabilities	$77	$52
Right-of-use assets obtained in exchange for operating lease liabilities	$81	$32
Other information related to operating leases was as follows at the dates indicated:

	April 30, 2022	July 31, 2021
Weighted-average remaining lease term for operating leases	6.8 years	6.8 years
Weighted-average discount rate for operating leases	2.3%	2.3%
Future minimum lease payments under non-cancellable operating leases as of April 30, 2022 were as follows:

(In millions)	Operating Leases (1)
Fiscal year ending July 31,
2022 (excluding the nine months ended April 30, 2022)	$12
2023	100
2024	92
2025	74
2026	55
Thereafter	199
Total future minimum lease payments	532
Less imputed interest	(40)
Present value of lease liabilities	$492
(1)    Non-cancellable sublease proceeds for the remainder of the fiscal year ending July 31, 2022 and the fiscal years ending July 31, 2023, 2024, and 2025, of $3 million, $10 million, $8 million, and $4 million, respectively, are not included in the table above.
Supplemental balance sheet information related to operating leases was as follows at the dates indicated:

(In millions)	April 30, 2022	July 31, 2021

Operating lease right-of-use assets	$425	$380

Other current liabilities	$77	$66
Operating lease liabilities	415	380
Total operating lease liabilities	$492	$446
As of April 30, 2022, we have additional operating leases of $175 million for office facilities that have not yet commenced and therefore are not reflected on the consolidated balance sheets nor in the tables above. These leases are expected to commence in fiscal year 2022 with a lease terms ranging from 9.7 years to 13.5 years.

9. Income Taxes

Effective Tax Rate
We compute our provision for or benefit from income taxes by applying the estimated annual effective tax rate to income or loss from recurring operations and adding the effects of any discrete income tax items specific to the period.
For the three and nine months ended April 30, 2022, we recognized excess tax benefits on share-based compensation of $26 million and $135 million, respectively, in our provision for income taxes. For the three and nine months ended April 30,

Intuit Q3 Fiscal 2022 Form 10-Q	23

2021, we recognized excess tax benefits on share-based compensation of $13 million and $77 million, respectively, in our provision for income taxes.
Our effective tax rates for the three and nine months ended April 30, 2022 were approximately 24% and 20%, respectively. Excluding discrete tax items primarily related to share-based compensation tax benefits mentioned above, our effective tax rate for both periods was approximately 26%. The difference from the federal statutory rate of 21% was primarily due to state income taxes and non-deductible share-based compensation, which were partially offset by the tax benefit we received from the federal research and experimentation credit.
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

Unrecognized Tax Benefits and Other Considerations
The total amount of our unrecognized tax benefits at July 31, 2021 was $190 million. If we were to recognize these net benefits, our income tax expense would reflect a favorable net impact of $109 million. There were no material changes to these amounts during the three and nine months ended April 30, 2022. We do not believe that it is reasonably possible that there will be a significant increase or decrease in our unrecognized tax benefits over the next 12 months.
We offset a $91 million and $75 million long-term liability for uncertain tax positions against our long-term income tax receivable at April 30, 2022 and July 31, 2021, respectively. The long-term income tax receivable at April 30, 2022 and July 31, 2021 was primarily related to the government’s approval of a method of accounting change request for fiscal 2018 and a refund claim related to Credit Karma’s alternative minimum tax credit that was recorded as part of the acquisition.

10. Stockholders’ Equity

Stock Repurchase Programs and Treasury Shares
Intuit’s Board of Directors has authorized a series of common stock repurchase programs. Shares of common stock repurchased under these programs become treasury shares. During the nine months ended April 30, 2022 we repurchased a total of 2.4 million shares for $1.35 billion, of which $1.33 billion were repurchased under these stock repurchase programs. At April 30, 2022, we had authorization from our Board of Directors to expend up to an additional $2.0 billion for stock repurchases. Future stock repurchases under the current program are at the discretion of management, and authorization of future stock repurchase programs is subject to the final determination of our Board of Directors.
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

Dividends on Common Stock
During the nine months ended April 30, 2022 we declared quarterly cash dividends that totaled $2.04 per share of outstanding common stock for a total of $586 million. In May 2022 our Board of Directors declared a quarterly cash dividend of $0.68 per share of outstanding common stock payable on July 18, 2022 to stockholders of record at the close of business on July 11, 2022. Future declarations of dividends and the establishment of future record dates and payment dates are subject to the final determination of our Board of Directors.

Intuit Q3 Fiscal 2022 Form 10-Q	24

Share-Based Compensation Expense
The following table summarizes the total share-based compensation expense that we recorded in operating income for the periods shown.

	Three Months Ended		Nine Months Ended
(In millions)	April 30, 2022	April 30, 2021	April 30, 2022	April 30, 2021
Cost of revenue	$40	$16	$105	$47
Selling and marketing	85	51	232	127
Research and development	138	82	379	187
General and administrative	83	69	246	148
Total share-based compensation expense	$346	$218	$962	$509
We capitalized $1 million in share-based compensation related to internal-use software projects during the nine months ended April 30, 2022 and $1 million during the nine months ended April 30, 2021.

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
A summary of share-based awards available for grant under our plans for the nine months ended April 30, 2022 was as follows:

(Shares in thousands)	Shares Available for Grant
Balance at July 31, 2021	16,851
Additional shares authorized	19,903
Restricted stock units granted (1)	(4,519)
Options granted	—
Share-based awards canceled/forfeited/expired (1) (2)	3,339
Balance at April 30, 2022	35,574
(1)RSUs granted from the pool of shares available for grant under our 2005 Equity Incentive Plan reduce the pool by 2.3 shares for each share granted. RSUs forfeited and returned to the pool of shares available for grant under the 2005 Equity Incentive Plan increase the pool by 2.3 shares for each share forfeited. Through January 20, 2022 shares granted from the Credit Karma Plan reduce the pool by one share for each share granted and shares forfeited and returned to the pool from the Credit Karma Plan increase the pool by one share for each share forfeited. Beginning January 20, 2022, shares forfeited and returned to the pool from the Credit Karma Plan increase the pool by 2.3 shares for each share forfeited. No shares were granted from the Credit Karma Plan after January 20, 2022.
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

Intuit Q3 Fiscal 2022 Form 10-Q	25

Restricted Stock Unit and Restricted Stock Activity
A summary of restricted stock unit (RSU) and restricted stock activity for the nine months ended April 30, 2022 was as follows:

(Shares in thousands)	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at July 31, 2021	9,038	$345.86
Granted (1)	2,134	568.65
Vested	(2,205)	318.74
Forfeited	(813)	354.69
Nonvested at April 30, 2022	8,154	$410.63
(1)Includes approximately 583,000 RSUs granted to the employees of Mailchimp in substitution of outstanding equity incentive awards with a grant date fair value of $355 million and approximately 325,000 RSUs granted to the employees of Mailchimp in connection with the acquisition with a grant date fair value of $211 million. See Note 5, "Business Combinations."
At April 30, 2022, there was approximately $2.8 billion of unrecognized compensation cost related to non-vested RSUs and restricted stock with a weighted average vesting period of 2.7 years. We will adjust unrecognized compensation cost for actual forfeitures as they occur.

Stock Option Activity
A summary of stock option activity for the nine months ended April 30, 2022 was as follows:

	Options Outstanding
(Shares in thousands)	Number of Shares	Weighted Average Exercise Price Per Share
Balance at July 31, 2021	2,204	$251.48
Granted	—	—
Exercised	(151)	166.02
Canceled or expired	(20)	503.05
Balance at April 30, 2022	2,033	$255.38

Exercisable at April 30, 2022	1,400	$188.29
At April 30, 2022, there was approximately $53 million of unrecognized compensation cost related to non-vested stock options with a weighted average vesting period of 2.6 years. We will adjust unrecognized compensation cost for actual forfeitures as they occur.

11. Litigation
Beginning in May 2019, various legal proceedings were filed and certain regulatory inquiries were commenced in connection with our provision and marketing of free online tax preparation programs. We believe that the allegations contained within these legal proceedings are without merit and continue to defend our interests in them. These proceedings included, among others, multiple putative class actions that were consolidated into a single putative class action in the Northern District of California in September 2019 (the “Intuit Free File Litigation”). In August 2020, the Ninth Circuit Court of Appeals ordered that the putative class action claims be resolved through arbitration. In May 2021, the Intuit Free File Litigation was dismissed on a non-class basis after we entered into an agreement that resolved the matter on an individual non-class basis for an immaterial amount, without any admission of wrongdoing.
These proceedings also included individual demands for arbitration that were filed beginning in October 2019. On February 23, 2022 and May 23, 2022, we entered into settlement agreements that will resolve all of these pending arbitration claims, without any admission of wrongdoing. The ultimate amount that we are required to pay under these agreements will depend on the number of claimants that provide releases of claims thereunder. During the nine months ended April 30, 2022, we accrued an immaterial amount based on our estimate of the probable payments we could make under these agreements. While we believe our accrual is adequate, the final payments required under these agreements could differ from our recorded estimate.

Intuit Q3 Fiscal 2022 Form 10-Q	26

In June 2021, we received a demand and draft complaint from the Federal Trade Commission (“FTC”) and certain state attorneys general relating to the ongoing inquiries described above. On March 29, 2022, the FTC filed an action in federal court seeking a temporary restraining order and a preliminary injunction enjoining certain Intuit business practices pending resolution of the FTC’s administrative complaint seeking to permanently enjoin certain Intuit business practices (the “FTC Actions”). On April 22, 2022, the Northern District of California denied the FTC’s requests for a temporary restraining order and a preliminary injunction. While we continue to believe that the allegations contained in the FTC’s administrative complaint are without merit, the defense and resolution of this matter could involve significant costs to us. The state attorneys general did not join the FTC Actions and, on May 4, 2022, we entered into a settlement agreement with the attorneys general of the 50 states and the District of Columbia, admitting no wrongdoing, that resolved the states’ inquiry, as well as actions brought by the Los Angeles City Attorney and the Santa Clara County (California) Counsel. As part of this agreement, we agreed to pay $141 million and made certain commitments regarding our advertising and marketing practices. For the quarter ended April 30, 2022, we recorded this payment as a one-time charge.
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

All of our segments operate primarily in the United States and sell primarily to customers in the United States. Total international net revenue was approximately 6% and 7% for the three and nine months ended April 30, 2022, respectively, and less than 5% for the three and nine months ended April 30, 2021.

Intuit Q3 Fiscal 2022 Form 10-Q	27

For our Small Business & Self-Employed, Consumer, and ProConnect reportable segments, we include expenses such as corporate selling and marketing, product development, general and administrative, and non-employment related legal and litigation settlement costs, which are not allocated to specific segments, in unallocated corporate items as part of other corporate expenses. For Credit Karma, segment expenses include all direct expenses related to selling and marketing, product development, and general and administrative. Unallocated corporate items for all segments include share-based compensation, amortization of acquired technology, amortization of other acquired intangible assets, and goodwill and intangible asset impairment charges.
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
The following table shows our financial results by reportable segment for the periods indicated.

	Three Months Ended		Nine Months Ended
(In millions)	April 30, 2022	April 30, 2021	April 30, 2022	April 30, 2021
Net revenue:
Small Business & Self-Employed	$1,667	$1,177	$4,691	$3,436
Consumer	3,239	2,445	3,770	2,711
Credit Karma	468	316	1,330	460
ProConnect	258	235	521	465
Total net revenue	$5,632	$4,173	$10,312	$7,072

Operating income:
Small Business & Self-Employed	$836	$620	$2,530	$1,979
Consumer	2,447	1,773	2,489	1,622
Credit Karma	104	117	414	155
ProConnect	213	196	397	358
Total segment operating income	3,600	2,706	5,830	4,114
Unallocated corporate items:
Share-based compensation expense	(346)	(218)	(962)	(509)
Other corporate expenses	(696)	(506)	(1,828)	(1,380)
Amortization of acquired technology	(42)	(14)	(99)	(35)
Amortization of other acquired intangible assets	(121)	(54)	(295)	(92)
Total unallocated corporate items	(1,205)	(792)	(3,184)	(2,016)
Total operating income	$2,395	$1,914	$2,646	$2,098

Intuit Q3 Fiscal 2022 Form 10-Q	28

Revenue classified by significant product and service offerings was as follows:

	Three Months Ended		Nine Months Ended
(In millions)	April 30, 2022	April 30, 2021	April 30, 2022	April 30, 2021
Net revenue:
QuickBooks Online Accounting	$578	$437	$1,644	$1,233
Online Services	614	278	1,514	747
Total Online Ecosystem	1,192	715	3,158	1,980
QuickBooks Desktop Accounting	201	193	637	594
Desktop Services and Supplies	274	269	896	862
Total Desktop Ecosystem	475	462	1,533	1,456
Small Business & Self-Employed	1,667	1,177	4,691	3,436
Consumer	3,239	2,445	3,770	2,711
Credit Karma	468	316	1,330	460
ProConnect	258	235	521	465
Total net revenue	$5,632	$4,173	$10,312	$7,072
Credit Karma revenue is primarily generated from cost-per-action transactions which are related to credit card issuances and personal loan funding.

Intuit Q3 Fiscal 2022 Form 10-Q	29

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
The Russia-Ukraine war and related sanctions imposed as a result of this conflict have increased global economic and political uncertainty. Intuit does not have offices or material business in Russia or Ukraine.
Due to the ongoing COVID-19 pandemic we continue to conduct business with modifications to employee work locations and employee travel, among other modifications. Most of our sites are now fully open, with certain exceptions for locations where health data criteria have not yet been met. We are transitioning to a hybrid model where our workforce will spend a portion of their time working in our offices and a portion of their time working from home. We continue to evaluate and refine our return to workplace strategy.
While we have not experienced significant disruptions to our operations from the Russia-Ukraine war or the COVID-19 pandemic, we are unable to predict the full impact these events will have on our operations and future financial performance, including demand for our offerings, impact to our customers and partners, actions that may be taken by governmental authorities, impact to the overall macroeconomic environment, and other factors identified in “Risk Factors” in Item 1A of Part II of this Quarterly Report.
On December 3, 2020 we acquired Credit Karma, Inc. (Credit Karma) in a business combination, which operates as a separate reportable segment. We have included the results of operations of Credit Karma in our condensed consolidated results of operations from the date of acquisition. Segment operating income for Credit Karma includes all direct expenses related to selling and marketing, product development, and general and administrative, which is different from our other reportable segments where we do not fully allocate corporate expenses. Therefore, Credit Karma segment operating income is not comparable to the segment operating income of our other reportable segments.
On November 1, 2021 we acquired all of the outstanding equity of The Rocket Science Group LLC (Mailchimp) for total consideration of $12.0 billion which included $5.7 billion in cash and 10.1 million shares of Intuit common stock with a value of approximately $6.3 billion. Mailchimp is part of our Small Business & Self-Employed segment. See Note 5 to the financial statements in Part I, Item 1 of this Quarterly Report for more information.

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

Intuit Q3 Fiscal 2022 Form 10-Q	30

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

Intuit Q3 Fiscal 2022 Form 10-Q	31

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
In fiscal 2022 the IRS began accepting returns on January 24, 2022 and the tax filing deadline was April 18, 2022. However, in fiscal 2021 the IRS began accepting returns on February 12, 2021 and the tax filing deadline was extended to May 17, 2021. As a result of the extension in the tax filing deadline in 2021, a significant amount of our fiscal 2021 Consumer segment and ProConnect segment revenues was recognized in the fourth quarter as compared to the third quarter in fiscal 2022.
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

Intuit Q3 Fiscal 2022 Form 10-Q	32

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
Key highlights for the first nine months of fiscal 2022 include the following:

Revenue of	Consumer revenue of	Small Business & Self-Employed revenue of
$10.3 B	$3.8 B	$4.7 B
up 46% from the same period of fiscal 2021	up 39% from same period of fiscal 2021	up 37% from the same period of fiscal 2021

Operating income of	Net income of	Diluted net income per share of
$2.6 B	$2.1 B	$7.48
up 26% from the same period of fiscal 2021	up 26% from the same period of fiscal 2021	up 21% from the same period of fiscal 2021

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant impact on our net revenue, operating income or loss, and net income or loss, as well as on the value of certain assets and liabilities on our condensed consolidated balance sheets. We believe that the estimates, assumptions and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2021 have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. We believe that there were no significant changes in those critical accounting policies and estimates during the first nine months of fiscal 2022. Senior management has reviewed the development and selection of our critical accounting policies and estimates and their disclosure in this Quarterly Report on Form 10-Q with the Audit and Risk Committee of our Board of Directors.

Intuit Q3 Fiscal 2022 Form 10-Q	33

RESULTS OF OPERATIONS

Financial Overview

(Dollars in millions, except per share amounts)	Q3 FY22	Q3 FY21	$ Change	% Change	YTD Q3 FY22	YTD Q3 FY21	$ Change	% Change
Total net revenue	$5,632	$4,173	$1,459	35%	$10,312	$7,072	$3,240	46%
Operating income	2,395	1,914	481	25%	2,646	2,098	548	26%
Net income	1,794	1,464	330	23%	2,122	1,682	440	26%
Diluted net income per share	$6.28	$5.30	$0.98	18%	$7.48	$6.20	$1.28	21%
Current Fiscal Quarter
Total net revenue for the third quarter of fiscal 2022 increased $1.5 billion or 35% compared with the same quarter of fiscal 2021. Revenue for our Consumer and ProConnect segments increased compared to the same period in fiscal 2021 as a result of the extended IRS tax filing deadline in fiscal 2021 discussed above. This shifted a certain amount of revenue from our third quarter to our fourth quarter during fiscal 2021, compared to fiscal 2022, when the tax filing deadline in the U.S. was not extended. Consumer segment revenue also increased due to a shift in mix to our higher priced offerings including TurboTax Live and our Premier offering. Our Small Business & Self-Employed segment revenue increased during the quarter primarily due to growth in our Online Ecosystem revenue, which included $257 million of revenue from Mailchimp. Revenue for our Credit Karma segment increased $152 million in the third quarter of fiscal 2022 compared to the same period of fiscal 2021 primarily due to growth in our personal loan and credit card verticals. See “Segment Results” later in this Item 2 for more information about the results for all of our reportable segments.
Operating income for the third quarter of fiscal 2022 increased $481 million or 25% compared with the same quarter of fiscal 2021 due to the increase in revenue described above, which was partially offset by an increase in expenses for marketing, staffing, share-based compensation, and amortization of other acquired intangible assets. We also incurred a $141 million one-time charge related to the company’s settlement with the 50 state attorneys general and the District of Columbia, entered into on May 4, 2022. See "Cost of Revenue" and “Operating Expenses” later in this Item 2 for more information.
Net income for the third quarter of fiscal 2022 increased $330 million or 23% compared with the same period of fiscal 2021. The increase in net income was due to the increase in operating income described above, partially offset by an increase in tax expense and an increase in interest expense due to borrowing $4.7 billion on a term loan in fiscal 2022. Diluted net income per share increased 18% to $6.28 for the third quarter of fiscal 2022, due to the increase in net income partially offset by an increase in the weighted average shares outstanding as a result of the shares issued as part of the acquisition of Mailchimp in fiscal 2022.
Fiscal Year to Date
Total net revenue for the first nine months of fiscal 2022 increased $3.2 billion or 46% compared with the same period of fiscal 2021. Our Small Business & Self-Employed segment revenue increased during the period due to growth in our Online Ecosystem revenue, which included $497 million of revenue from Mailchimp. Revenue for our Consumer and ProConnect segments increased compared to the same period in fiscal 2021 as a result of the extended IRS tax filing deadline in fiscal 2021 discussed above. This shifted a certain amount of revenue from our third quarter to our fourth quarter during fiscal 2021, compared to fiscal 2022, when the tax filing deadline in the U.S. was not extended. Consumer segment revenue also increased due to a shift in mix to our higher priced offerings including TurboTax Live and our Premier offering. Revenue for our Credit Karma segment increased $870 million in the first nine months of fiscal 2022 compared to the same period of fiscal 2021. Our fiscal 2021 results of operations included Credit Karma from the date of acquisition, which was December 3, 2020 and our fiscal 2022 results of operations include Credit Karma for the full reporting period. Additionally, Credit Karma revenue increased year over year primarily due to growth in our credit card and personal loan verticals. See “Segment Results” later in this Item 2 for more information about the results for all of our reportable segments.
Operating income for the first nine months of fiscal 2022 increased $548 million or 26% compared with the same period of fiscal 2021 primarily due to the increase in revenue described above, partially offset by an increase in expenses for staffing, marketing, share-based compensation, and amortization of other acquired intangible assets. We also incurred a $141 million one-time charge related to the company’s settlement with the 50 state attorneys general and the District of Columbia, entered into on May 4, 2022. See "Cost of Revenue" and “Operating Expenses” later in this Item 2 for more information.
Net income for the first nine months of fiscal 2022 increased $440 million or 26% compared with the same period of fiscal 2021. The increase in net income was due to the increase in operating income described above partially offset by an increase in tax expense and an increase in interest expense due to borrowing $4.7 billion on a term loan in fiscal 2022. Diluted net income per share increased 21% to $7.48 for the first nine months of fiscal 2022, due to the increase in net income partially offset by an increase in the weighted average shares outstanding as a result of the shares issued as part of the acquisition of Mailchimp in fiscal 2022.

Intuit Q3 Fiscal 2022 Form 10-Q	34

Segment Results
The information below is organized in accordance with our four reportable segments. See “Executive Overview – About Intuit” earlier in this Item 2 and Note 12 to the financial statements in Part I, Item 1 of this Quarterly Report for more information. All of our segments operate and sell to customers primarily in the United States. Total international net revenue was approximately 6% and 7% for the three and nine months ended April 30, 2022, respectively and less than 5% for the three and nine months ended April 30, 2021.
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
Segment operating income or loss is segment net revenue less segment cost of revenue and operating expenses. See “Executive Overview – Industry Trends and Seasonality” earlier in this Item 2 for a description of the seasonality of our business. For our Small Business & Self-Employed, Consumer, and ProConnect reportable segments, we include expenses such as corporate selling and marketing, product development, general and administrative, and non-employment related legal and litigation settlement costs, which are not allocated to specific segments, in unallocated corporate items as part of other corporate expenses. For Credit Karma, segment expenses include all direct expenses related to selling and marketing, product development, and general and administrative. Unallocated corporate items for all segments include share-based compensation, amortization of acquired technology, amortization of other acquired intangible assets, goodwill and intangible asset impairment charges, and professional fees and transaction charges related to business combinations. These unallocated corporate items for all segments totaled $3.2 billion in the first nine months of fiscal 2022 and $2.0 billion in the first nine months of fiscal 2021. Unallocated corporate items increased in the fiscal 2022 period due to increased corporate product development, selling and marketing, and general and administrative expenses in support of the growth of our businesses, higher share-based compensation expenses, higher amortization of acquired technology, and higher amortization of other acquired intangible assets. See Note 12 to the financial statements in Part I, Item 1 of this Quarterly Report for reconciliations of total segment operating income or loss to consolidated operating income or loss for each fiscal period presented.

Intuit Q3 Fiscal 2022 Form 10-Q	35

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

(Dollars in millions)	Q3 FY22	Q3 FY21	% Change	YTD Q3 FY22	YTD Q3 FY21	% Change
Product revenue	$247	$250	(1)%	$858	$825	4%
Service and other revenue	1,420	927	53%	3,833	2,611	47%
Total segment revenue	$1,667	$1,177	42%	$4,691	$3,436	37%
% of total revenue	30%	28%		45%	49%

Segment operating income	$836	$620	35%	$2,530	$1,979	28%
% of related revenue	50%	53%		54%	58%

Intuit Q3 Fiscal 2022 Form 10-Q	36

Revenue classified by significant product and service offerings was as follows:

(Dollars in millions)	Q3 FY22	Q3 FY21	% Change	YTD Q3 FY22	YTD Q3 FY21	% Change
Net revenue:
QuickBooks Online Accounting	$578	$437	32%	$1,644	$1,233	33%
Online Services	614	278	121%	1,514	747	103%
Total Online Ecosystem	1,192	715	67%	3,158	1,980	59%
QuickBooks Desktop Accounting	201	193	4%	637	594	7%
Desktop Services and Supplies	274	269	2%	896	862	4%
Total Desktop Ecosystem	475	462	3%	1,533	1,456	5%
Total Small Business & Self-Employed	$1,667	$1,177	42%	$4,691	$3,436	37%
Revenue for our Small Business & Self-Employed segment increased $490 million or 42% in the third quarter of fiscal 2022 and $1.3 billion or 37% in the first nine months of fiscal 2022 compared with the same periods of fiscal 2021. The increase in both periods was primarily due to growth in Online Ecosystem revenue, which included $257 million of revenue from Mailchimp for the third quarter of fiscal 2022 and $497 million in the first nine months of fiscal 2022.
Online Ecosystem Revenue
Online Ecosystem revenue increased 67% in the third quarter of fiscal 2022 and 59% in the first nine months of fiscal 2022 compared with the same periods of fiscal 2021. QuickBooks Online Accounting revenue increased 32% in the third quarter of fiscal 2022 and 33% in the first nine months of fiscal 2022 primarily due to higher effective prices, an increase in customers, and a shift in mix to our higher priced offerings. Online Services revenue increased 121% in the third quarter of fiscal 2022 and 103% in the first nine months of fiscal 2022 primarily due to the addition of revenue from the Mailchimp offerings and an increase in revenue from our payroll and payments offerings. Online payroll revenue increased due to an increase in customers and a shift in mix to our full service offering. Online payments revenue increased due to an increase in charge volume per customer and an increase in customers.
Desktop Ecosystem Revenue
Desktop Ecosystem revenue increased 3% in the third quarter and 5% in the first nine months of fiscal 2022 compared with the same periods of fiscal 2021 due to growth in our QuickBooks Enterprise subscription offering which was partially offset by a decrease in Desktop unit sales. In the first quarter of fiscal 2022 we discontinued our QuickBooks Desktop packaged software products and now sell predominantly on a subscription basis. Additionally, during the three and nine months ended April 30, 2022 there was an increase in revenue from our Desktop Payroll and Desktop Payments offerings.
Small Business & Self-Employed segment operating income increased 35% in the third quarter of fiscal 2022 and 28% in the first nine months of fiscal 2022 compared with the same periods of fiscal 2021, primarily due to the increases in revenue described above, which was partially offset by higher expenses for staffing, marketing, and outside services.

Intuit Q3 Fiscal 2022 Form 10-Q	37

Consumer

Consumer segment product revenue is derived primarily from TurboTax desktop tax return preparation software and related form updates.
Consumer segment service and other revenue is derived primarily from TurboTax Online and TurboTax Live offerings, electronic tax filing services and connected services, and also from our Mint offering.

(Dollars in millions)	Q3 FY22	Q3 FY21	% Change	YTD Q3 FY22	YTD Q3 FY21	% Change
Product revenue	$131	$110	19%	$203	$183	11%
Service and other revenue	3,108	2,335	33%	3,567	2,528	41%
Total segment revenue	$3,239	$2,445	32%	$3,770	$2,711	39%
% of total revenue	57%	58%		37%	38%

Segment operating income	$2,447	$1,773	38%	$2,489	$1,622	53%
% of related revenue	76%	73%		66%	60%
Revenue for our Consumer segment increased $1.1 billion or 39% in the first nine months of fiscal 2022 compared with the same period of fiscal 2021 primarily due to the earlier tax filing deadline in fiscal 2022, as well as a shift in mix to our higher priced product offerings including TurboTax Live and our Premier offering. The tax filing deadline in fiscal 2022 was April 18, 2022, as opposed to May 17, 2021 in the prior year.
Segment operating income increased $867 million or 53% in the first nine months of fiscal 2022 compared with the same period of fiscal 2021 primarily due to the increase in revenue described above, which was partially offset by higher expenses for marketing and staffing.

Intuit Q3 Fiscal 2022 Form 10-Q	38

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

(Dollars in millions)	Q3 FY22	Q3 FY21	% Change	YTD Q3 FY22	YTD Q3 FY21	% Change
Product revenue	$—	$—	N/A	$—	$—	N/A
Service and other revenue	468	316	48%	1,330	460	189%
Total segment revenue	$468	$316	48%	$1,330	$460	189%
% of total revenue	8%	8%		13%	6%

Segment operating income	$104	$117	(11)%	$414	$155	167%
% of related revenue	22%	37%		31%	34%
We acquired Credit Karma on December 3, 2020. Our results of operations include the operations of Credit Karma beginning on the date of acquisition.
Revenue increased $152 million in the third quarter of fiscal 2022 and $870 million in the first nine months of fiscal 2022 compared to the same periods of fiscal 2021. Our fiscal 2021 results of operations include Credit Karma from the date of acquisition, which was December 3, 2020 and our fiscal 2022 results of operations include Credit Karma for the full reporting period. Additionally, Credit Karma revenue increased year over year primarily due to growth in our credit card and personal loan verticals.
Credit Karma segment operating income decreased $13 million in the third quarter of fiscal 2022 compared to the same period of fiscal 2021 primarily due to higher expenses for marketing and staffing, partially offset by the increase in revenue described above. Credit Karma segment operating income increased $259 million in the first nine months of fiscal 2022 compared with the same period of fiscal 2021, primarily due to the increase in revenue described above, which was partially offset by higher expenses for marketing and staffing.

Intuit Q3 Fiscal 2022 Form 10-Q	39

ProConnect

ProConnect segment product revenue is derived primarily from Lacerte, ProSeries, and ProFile desktop tax preparation software products and related form updates.
ProConnect segment service and other revenue is derived primarily from ProConnect Tax Online tax products, electronic tax filing service, connected services and, bank products.

(Dollars in millions)	Q3 FY22	Q3 FY21	% Change	YTD Q3 FY22	YTD Q3 FY21	% Change
Product revenue	$176	$173	2%	$415	$387	7%
Service and other revenue	82	62	32%	106	78	36%
Total segment revenue	$258	$235	10%	$521	$465	12%
% of total revenue	5%	6%		5%	7%

Segment operating income	$213	$196	9%	$397	$358	11%
% of related revenue	83%	83%		76%	77%
Revenue for our ProConnect segment revenue increased $56 million or 12% in the first nine months of fiscal 2022 compared with the same period of fiscal 2021 primarily due to the earlier tax filing deadline in fiscal 2022, as well as a higher average revenue per customer and customer growth. The tax filing deadline in fiscal 2022 was April 18, 2022, as opposed to May 17, 2021 in the prior year.
Segment operating income increased $39 million or 11% in the first nine months of fiscal 2022 compared with the same period of fiscal 2021 primarily due to the increase in revenue described above, which was partially offset by higher expenses for staffing.

Intuit Q3 Fiscal 2022 Form 10-Q	40

Cost of Revenue

(Dollars in millions)	Q3 FY22	% of Related Revenue	Q3 FY21	% of Related Revenue	YTD Q3 FY22	% of Related Revenue	YTD Q3 FY21	% of Related Revenue
Cost of product revenue	$18	3%	$16	3%	$53	4%	$53	4%
Cost of service and other revenue	764	15%	565	16%	1,654	19%	1,130	20%
Amortization of acquired technology	42	n/a	14	n/a	99	n/a	35	n/a
Total cost of revenue	$824	15%	$595	14%	$1,806	18%	$1,218	17%
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
Cost of product revenue as a percentage of product revenue was relatively consistent in the third quarter and first nine months of fiscal 2022 compared with the same periods of fiscal 2021. We expense costs of product revenue as they are incurred for delivered software and we do not defer any of these costs when product revenue is deferred.
Cost of service and other revenue as a percentage of service and other revenue was relatively consistent in both the third quarter and first nine months of fiscal 2022 compared with the same periods of fiscal 2021.

Operating Expenses

(Dollars in millions)	Q3 FY22	% of Total Net Revenue	Q3 FY21	% of Total Net Revenue	YTD Q3 FY22	% of Total Net Revenue	YTD Q3 FY21	% of Total Net Revenue
Selling and marketing	$1,227	22%	$857	21%	$2,719	26%	$1,799	25%
Research and development	600	11%	464	11%	1,720	17%	1,157	16%
General and administrative	465	8%	289	7%	1,126	11%	708	10%
Amortization of other acquired intangible assets	121	2%	54	1%	295	3%	92	1%
Total operating expenses	$2,413	43%	$1,664	40%	$5,860	57%	$3,756	53%
Current Fiscal Quarter
Total operating expenses as a percentage of total net revenue increased in the third quarter of fiscal 2022 compared to the same period of fiscal 2021. Total net revenue for the third quarter of fiscal 2022 increased $1.5 billion or 35% due to the increases in revenue described above, while total operating expenses for the quarter increased $749 million or 45%. Total operating expenses increased $250 million for marketing, $104 million for share-based compensation, $96 million for staffing due to higher headcount, and $67 million for amortization of other acquired intangible assets, which was primarily related to Credit Karma and Mailchimp. We also incurred a $141 million one-time charge related to the company’s settlement with the 50 state attorneys general and the District of Columbia, entered into on May 4, 2022.
Fiscal Year to Date
Total operating expenses as a percentage of total net revenue increased in the first nine months of fiscal 2022 compared to the same period of fiscal 2021. Total net revenue for the first nine months of fiscal 2022 increased $3.2 billion or 46% due to the increases in revenue described above, while total operating expenses for the period increased $2.1 billion or 56%. Total operating expenses increased $545 million for marketing, $528 million for staffing due to higher headcount, $395 million for share-based compensation, and $203 million for amortization of other acquired intangible assets, which was primarily related to Credit Karma and Mailchimp. We also incurred a $141 million one-time charge related to the company’s settlement with the 50 state attorneys general and the District of Columbia, entered into on May 4, 2022.

Non-Operating Income and Expenses
Interest Expense
Interest expense of $49 million for the first nine months of fiscal 2022 consisted primarily of interest on our senior unsecured notes, unsecured term loan, and secured revolving credit facility. Interest expense of $22 million for the first nine months of fiscal 2021 consisted primarily of interest on our senior unsecured notes, unsecured term loan, unsecured revolving credit facility, and secured revolving credit facility.

Intuit Q3 Fiscal 2022 Form 10-Q	41

Interest and Other Income (Loss), Net

(In millions)	Q3 FY22	Q3 FY21	YTD Q3 FY22	YTD Q3 FY21
Interest income (1)	$2	$3	$7	$8
Net gain on executive deferred compensation plan assets (2)	(11)	10	(11)	24
Other (3)	8	1	48	45
Total interest and other income (loss), net	$(1)	$14	$44	$77
(1)    Interest income in the third quarter and the first nine months of fiscal 2022 decreased compared to the same periods of fiscal 2021 primarily due to lower average invested balances.
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
(3)    In the three months ended April 30, 2022 we recorded $8 million of gains on other long-term investments. In the nine months ended April 30, 2022 we recorded $47 million of net gains on other long-term investments. In the three months ended April 30, 2021 we recorded no gains on other long-term investments. In the nine months ended April 30, 2021 we recorded $17 million of net gains on other long-term investments. Additionally, in the nine months ended April 30, 2021 we recorded a $30 million gain from the sale of a note receivable that was previously written off.
Income Taxes
We compute our provision for or benefit from income taxes by applying the estimated annual effective tax rate to income or loss from recurring operations and adding the effects of any discrete income tax items specific to the period.
For the three and nine months ended April 30, 2022, we recognized excess tax benefits on share-based compensation of $26 million and $135 million, respectively, in our provision for income taxes. For the three and nine months ended April 30, 2021, we recognized excess tax benefits on share-based compensation of $13 million and $77 million, respectively, in our provision for income taxes.
Our effective tax rates for the three and nine months ended April 30, 2022 were approximately 24% and 20%, respectively. Excluding discrete tax items primarily related to share-based compensation tax benefits mentioned above, our effective tax rate for both periods was approximately 26%. The difference from the federal statutory rate of 21% was primarily due to state income taxes and non-deductible share-based compensation, which were partially offset by the tax benefit we received from the federal research and experimentation credit.
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

LIQUIDITY AND CAPITAL RESOURCES

Overview
At April 30, 2022, our cash, cash equivalents and investments totaled $3.9 billion, an increase of $34 million from July 31, 2021 due to the factors discussed under “Statements of Cash Flows” below. Our primary sources of liquidity have been cash from operations, which entails the collection of accounts receivable for products and services, the issuance of senior unsecured notes, and borrowings under our credit facilities. Our primary uses of cash have been for research and development programs, selling and marketing activities, capital projects, acquisitions of businesses, debt service costs and debt repayment, repurchases of our common stock under our stock repurchase programs, and the payment of cash dividends. As discussed in “Executive Overview – Industry Trends and Seasonality” earlier in this Item 2, our business is subject to significant seasonality. The balance of our cash, cash equivalents, and investments generally fluctuates with that seasonal pattern. We believe the seasonality of our business is likely to continue in the future.

Intuit Q3 Fiscal 2022 Form 10-Q	42

The following table summarizes selected measures of our liquidity and capital resources at the dates indicated:

(Dollars in millions)	April 30, 2022	July 31, 2021	$ Change	% Change
Cash, cash equivalents, and investments	$3,904	$3,870	$34	1%
Long-term investments	98	43	55	128%
Long-term debt	6,853	2,034	4,819	237%
Working capital	2,267	2,502	(235)	(9)%
Ratio of current assets to current liabilities	1.6 : 1	1.9 : 1
We have historically generated significant cash from operations and we expect to continue to do so in the future. Our cash, cash equivalents, and investments totaled $3.9 billion at April 30, 2022. None of those funds were restricted and approximately 91% of those funds were located in the U.S.
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
Our secured revolving credit facility is available to fund a portion of our loans to qualified small businesses. At April 30, 2022, $170 million was outstanding under the secured revolving credit facility.
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

Statements of Cash Flows
The following table summarizes selected items from our condensed consolidated statements of cash flows for the first nine months of fiscal 2022 and fiscal 2021. See the financial statements in Part I, Item 1 of this Quarterly Report for complete condensed consolidated statements of cash flows for those periods.

	Nine Months Ended
(Dollars in millions)	April 30, 2022	April 30, 2021	$ Change
Net cash provided by (used in):
Operating activities	$3,550	$2,708	$842
Investing activities	(5,110)	(3,528)	(1,582)
Financing activities	2,629	(2,579)	5,208
Effect of exchange rates on cash, cash equivalents, restricted cash, and restricted cash equivalents	(18)	14	(32)
Net increase (decrease) in cash, cash equivalents, restricted cash, and restricted cash equivalents	$1,051	$(3,385)	$4,436

Intuit Q3 Fiscal 2022 Form 10-Q	43

Our primary sources and uses of cash were as follows:
Nine Months Ended
April 30, 2022	April 30, 2021
 Sources of cash:

• Proceeds from unsecured term loan and secured line of credit
• Operations
• Net sales and maturities of corporate and customer fund investments
• Issuance of common stock under employee stock plans

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
• Net originations of term loans to small businesses

Stock Repurchase Programs, Treasury Shares, and Dividends on Common Stock
As described in Note 10 to the financial statements in Part I, Item 1 of this Quarterly Report, during the first nine months of fiscal 2022 we repurchased 2.4 million shares of our common stock under repurchase programs that our Board of Directors has authorized. At April 30, 2022, we had authorization from our Board of Directors to expend up to an additional $2.0 billion for stock repurchases. We currently expect to continue repurchasing our common stock on a quarterly basis; however, future stock repurchases under the current program are at the discretion of management, and authorization of future stock repurchase programs is subject to the final determination of our Board of Directors.
We have continued to pay quarterly cash dividends on shares of our outstanding common stock. During the nine months ended April 30, 2022 we declared quarterly cash dividends that totaled $2.04 per share of outstanding common stock for a total of $586 million. In May 2022 our Board of Directors declared a quarterly cash dividend of $0.68 per share of outstanding common stock payable on July 18, 2022 to stockholders of record at the close of business on July 11, 2022. We currently expect to continue paying comparable cash dividends on a quarterly basis. However, future declarations of dividends and the establishment of future record dates and payment dates are subject to the final determination of our Board of Directors.

Business Combinations
On November 1, 2021 we acquired all of the outstanding equity of Mailchimp for total consideration of $12.0 billion which included $5.7 billion in cash and 10.1 million shares of Intuit common stock with a value of approximately $6.3 billion. The fair value of the stock consideration is based on the October 29, 2021 closing price of Intuit common stock of $625.99.
Pursuant to the equity purchase agreement we also issued approximately 583,000 restricted stock units (RSUs) in substitution of outstanding equity incentive awards. These RSUs have a grant date fair value of $355 million and will be expensed over three years. Additionally, we issued approximately 325,000 RSUs with a total grant date fair value of $211 million to Mailchimp employees, of which $151 million will be expensed over four years and $60 million will be expensed over six months.
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
•$500 million of 1.350% notes due July 2027; and
•$500 million of 1.650% notes due July 2030 (together, the Notes).
Interest is payable semiannually on January 15 and July 15 of each year. At April 30, 2022, our maximum commitment for interest payments under the Notes was $129 million through the maturity dates.
The Notes are senior unsecured obligations of Intuit and rank equally with all existing and future unsecured and unsubordinated indebtedness of Intuit and are redeemable by us at any time, subject to a make-whole premium. Upon the occurrence of change of control transactions that are accompanied by certain downgrades in the credit ratings of the Notes,

Intuit Q3 Fiscal 2022 Form 10-Q	44

we will be required to repurchase the Notes at a repurchase price equal to 101% of the aggregate outstanding principal plus any accrued and unpaid interest to but not including the date of repurchase. The indenture governing the Notes requires us to comply with certain covenants. For example, the Notes limit our ability to create certain liens and enter into sale and leaseback transactions. As of April 30, 2022 we were compliant with all covenants governing the Notes. See Note 7 to the financial statements in Part I, Item 1 of this Quarterly Report for more information.

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
Under the agreement we entered into November 1, 2021 we may, subject to certain customary conditions including lender approval, on one or more occasions increase commitments under the unsecured revolving credit facility in an amount not to exceed $250 million in the aggregate and may extend the maturity date up to two times. Advances under the unsecured revolving credit facility accrue interest at rates that are equal to, at our election, either (i) the alternate base rate plus a margin that ranges from 0.0% to 0.1%, or (ii) the Secured Overnight Finance Rate (SOFR) plus a margin that ranges from 0.69% to 1.1%. Actual margins under either election will be based on our senior debt credit ratings. At April 30, 2022 no amounts were outstanding under the unsecured revolving credit facility. We monitor counterparty risk associated with the institutional lenders that are providing the credit facility.
On November 1, 2021 we borrowed the full $4.7 billion under the unsecured term loan to fund a portion of the cash consideration for the acquisition of Mailchimp. Under this agreement we may, subject to certain customer conditions, on one or more occasions increase commitments under the term loan in an amount not to exceed $400 million in the aggregate. The term loan accrues interest at rates that are equal to, at our election, either (i) the alternate base rate plus a margin that ranges from 0.0%to 0.125% or SOFR plus a margin that range from 0.625% to 1.125%. Actual margins under either election are based on our senior debt credit ratings. At April 30, 2022, $4.7 billion was outstanding under the term loan.
The credit agreement includes customary affirmative and negative covenants, including financial covenants that require us to maintain a ratio of total gross debt to annual earnings before interest, taxes, depreciation and amortization (EBITDA) of not greater than 3.25 to 1.00 and a ratio of annual EBITDA to annual interest expense of not less than 3.00 to 1.00 as of the last day of each fiscal quarter. As of April 30, 2022 we were compliant with all required covenants.
Secured Revolving Credit Facility
On February 19, 2019 a subsidiary of Intuit entered into a $300 million secured revolving credit facility with a lender to fund a portion of our loans to qualified small businesses. The revolving credit facility is secured by cash and receivables of the subsidiary and is non-recourse to Intuit Inc. We have entered into several amendments to the secured revolving credit facility, most recently on February 18, 2022, primarily to extend the commitment term and maturity date, and update the benchmark interest rate. Under the amended agreement, $150 million of the facility is committed and $150 million is uncommitted. Advances accrue interest at adjusted daily simple SOFR plus 1.5%. Unused portions of the committed credit facility accrue interest at a rate ranging from 0.25% to 0.75%, depending on the total unused committed balance. The commitment term is through July 17, 2023 and the final maturity date is January 17, 2024. The agreement includes certain affirmative and negative covenants, including financial covenants that require the subsidiary to maintain specified financial ratios. As of April 30, 2022 we were compliant with all required covenants. At April 30, 2022, $170 million was outstanding under this facility and the weighted-average interest rate was 1.88%, which includes the interest on the unused committed portion. The outstanding balance is secured by cash and receivables of the subsidiary totaling $478 million.

Cash Held by Foreign Subsidiaries
Our cash, cash equivalents, and investments totaled $3.9 billion at April 30, 2022. Approximately 9% of those funds were held by our foreign subsidiaries and subject to repatriation tax considerations. These foreign funds were located primarily in the United Kingdom, Canada, and India. As a result of the 2017 Tax Cuts and Jobs Act, we do not expect to pay incremental U.S. taxes on repatriation. We have recorded income tax expense for Canada and India withholding taxes on earnings that are not permanently reinvested. In the event that funds from foreign operations are repatriated to the United States, we would pay withholding taxes at that time.

Intuit Q3 Fiscal 2022 Form 10-Q	45

Off-Balance Sheet Arrangements
At April 30, 2022, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.
Contractual Obligations
Except for those disclosed below, during the nine months ended April 30, 2022 there have been no material changes outside the ordinary course of business to our contractual obligations presented in our Annual Report on Form 10-K for the fiscal year then ended July 31, 2021.

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
On November 1, 2021 we borrowed the full $4.7 billion under the unsecured term loan to fund a portion of the cash consideration for the acquisition of Mailchimp. See Note 7 to the financial statements in Part I, Item 1 of this Quarterly Report for more information, including the schedule of future principal payments for long-term debt as of April 30, 2022.
Recent Accounting Pronouncements
For a description of recent accounting pronouncements, if any, and the potential impact of these pronouncements on our condensed consolidated financial statements, see Note 1 to the financial statements in Part I, Item 1 of this Quarterly Report.

Intuit Q3 Fiscal 2022 Form 10-Q	46

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes to our quantitative and qualitative disclosures about market risk during the nine months ended April 30, 2022. See Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended July 31, 2021 for a detailed discussion of our market risks.

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
Changes in Internal Control over Financial Reporting
On November 1, 2021, we completed the acquisition of Mailchimp. Under guidelines established by the SEC, companies are permitted to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition while integrating the acquired company. In conducting our evaluation of the effectiveness of our internal control over financial reporting, we excluded Mailchimp from our evaluation for the period ended April 30, 2022. We are in the process of integrating Mailchimp into our system of internal control over financial reporting.
Except as noted above, there was no change in our internal control over financial reporting during the period ended April 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Intuit Q3 Fiscal 2022 Form 10-Q	47

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
These and other potential negative impacts relating to the COVID-19 pandemic are described further in the risk factors that follow.

Intuit Q3 Fiscal 2022 Form 10-Q	48

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

Intuit Q3 Fiscal 2022 Form 10-Q	49

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

Intuit Q3 Fiscal 2022 Form 10-Q	50

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

Intuit Q3 Fiscal 2022 Form 10-Q	51

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
Our technologies, systems, and networks have been subject to, and are increasingly likely to continue to be the target of, cyberattacks, computer viruses, ransomware or other malware, worms, social engineering, malicious software programs, insider threats, and other cybersecurity incidents that could result in the unauthorized release, gathering, monitoring, use, loss or destruction of sensitive and personal data of our customers and members of our workforce, or Intuit's sensitive business data or cause temporary or sustained unavailability of our software and systems. While we maintain cybersecurity insurance, our insurance may not be sufficient to cover all liabilities described herein. These types of incidents can be made by individuals, groups of hackers, and sophisticated organizations including state-sponsored organizations or nation-states themselves, and the risks could be elevated in connection with the Russia-Ukraine war. Customers who fail to update their systems, continue to run software that we no longer support, fail to install security patches on a timely basis or inadequately use security controls create vulnerabilities and make it more difficult for us to detect and prevent these kinds of attacks. We are increasingly incorporating open source software into our products and there may be vulnerabilities in open source software that make it susceptible to cyberattacks. In addition, because the techniques used to obtain unauthorized access to sensitive information change frequently, and are becoming more sophisticated and are often not able to be detected until after a successful attack, we may be unable to anticipate these techniques or implement adequate preventive measures. Although this is an industry-wide problem that affects software and hardware across platforms, it may increasingly affect our offerings because cyber-criminals tend to focus their efforts on well-known offerings that are popular among customers and hold sensitive information and we expect them to continue to do so.
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

Intuit Q3 Fiscal 2022 Form 10-Q	52

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

Intuit Q3 Fiscal 2022 Form 10-Q	53

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

Intuit Q3 Fiscal 2022 Form 10-Q	54

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

Intuit Q3 Fiscal 2022 Form 10-Q	55

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
•geopolitical events, including natural disasters, acts of war and terrorism (including the Russia-Ukraine war and any related political or economic responses), and public health emergencies, including divergent governmental responses thereto across the jurisdictions in which we operate;
•compliance with sanctions and import or export regulations, including those arising from the Russia-Ukraine war;
•compliance with the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act, and laws and regulations of other jurisdictions prohibiting corrupt payments to government officials and other third parties;
•antitrust and competition regulations;
•potentially adverse tax developments;
•economic uncertainties relating to European sovereign and other debt;
•trade barriers and changes in trade regulations;

Intuit Q3 Fiscal 2022 Form 10-Q	56

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

Intuit Q3 Fiscal 2022 Form 10-Q	57

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

Intuit Q3 Fiscal 2022 Form 10-Q	58

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
Adverse macroeconomic developments, including without limitation inflation, slowing growth, rising interest rates or recession, could negatively affect our business and financial condition. These developments or other global events, including those related to the Russia-Ukraine war, have caused, and could, in the future, cause disruptions and volatility in global financial markets and increased rates of default and bankruptcy, and could impact consumer and small business spending. In particular, because the majority of our revenue is derived from sales within the U.S., economic conditions in the U.S. have an even greater impact on us than companies with a more diverse international presence. Challenging economic times could cause potential new customers not to purchase or to delay purchasing our products and services, and could cause our existing customers to discontinue purchasing or delay upgrades of our existing products and services. In addition, financial institution partners may again decrease or suspend their activity on Credit Karma’s platform, Credit Karma’s members may decrease their engagement on the platform or their creditworthiness could be negatively impacted, reducing members' ability to qualify for credit cards and loans. Any of the foregoing may negatively impact our revenues and future financial results. Decreased consumer spending levels could also reduce credit and debit card transaction processing volumes causing reductions in our payments revenue. Poor economic conditions and high unemployment have caused, and could in the future cause, a significant decrease in the number of tax returns filed, which may have a significant effect on the number of tax returns we prepare and file. In addition, weakness in the end-user consumer and small business markets could negatively affect the cash flow of our distributors and resellers who could, in turn, delay paying their obligations to us, which could increase our credit risk exposure and cause delays in our recognition of revenue or future sales to these customers. Adverse economic conditions, including inflation, may also increase the costs of operating our business, including vendor, supplier and workforce expenses. Any of these events could harm our business and our future financial results.
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

Intuit Q3 Fiscal 2022 Form 10-Q	59

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
Our acquisitions have resulted in significant expenses, including amortization and impairment of acquired technology and other acquired intangible assets, and impairment of goodwill. Total costs and expenses in these categories were $196 million in fiscal 2021; $28 million in fiscal 2020; and $26 million in fiscal 2019. Although under current accounting rules goodwill is not amortized, we may incur impairment charges related to the goodwill already recorded and to goodwill arising out of future acquisitions. We test the impairment of goodwill annually in our fourth fiscal quarter or more frequently if indicators of impairment arise. The timing of the formal annual test may result in charges to our statement of operations in our fourth fiscal quarter that may not have been reasonably foreseen in prior periods. At April 30, 2022, we had $13.7 billion in goodwill and $7.2 billion in net acquired intangible assets on our condensed consolidated balance sheet, both of which may be subject to impairment charges in the future. New acquisitions, and any impairment of the value of acquired intangible assets, may have a significant negative impact on our future financial results.
We have incurred indebtedness and may incur other debt in the future, which may adversely affect our financial condition and future financial results.
As of April 30, 2022, we had an aggregate of $6.9 billion of indebtedness outstanding under our senior unsecured notes and senior unsecured credit facility. Under the agreements governing our indebtedness, we are permitted to incur additional debt. This debt, and any debt that we may incur in the future, may adversely affect our financial condition and future financial results by, among other things:
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

Intuit Q3 Fiscal 2022 Form 10-Q	60

implemented, it may not enhance long-term stockholder value. Also, the amount, timing, and execution of our stock repurchase programs may fluctuate based on our priorities for the use of cash for other purposes and because of changes in cash flows, tax laws, and the market price of our common stock.
Our stock price may be volatile and your investment could lose value.
Our stock price is subject to changes in recommendations or earnings estimates by financial analysts, changes in investors’ or analysts’ valuation measures for our stock, our credit ratings and market trends unrelated to our performance. Furthermore, speculation in the press or investment community about our strategic position, financial condition, results of operations, business or security of our products, can cause changes in our stock price. These factors, as well as general economic and political conditions, including the effects of the COVID-19 pandemic and the Russia-Ukraine war, and the timing of announcements in the public market regarding new products, product enhancements or technological advances by our competitors or us, and any announcements by us of acquisitions, major transactions, or management changes may adversely affect our stock price. Moreover, the COVID-19 pandemic and the Russia-Ukraine war have caused significant volatility in the global financial markets, which has resulted in significant volatility in our stock price recently. Further, any changes in the amounts or frequency of share repurchases or dividends may also adversely affect our stock price. A significant drop in our stock price could expose us to the risk of securities class actions lawsuits, which may result in substantial costs and divert management’s attention and resources, which may adversely affect our business.

Intuit Q3 Fiscal 2022 Form 10-Q	61

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Stock repurchase activity during the three months ended April 30, 2022 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans
February 1, 2022 through February 28, 2022	292,500	$522.81	292,500	$2,357,323,463
March 1, 2022 through March 31, 2022	371,346	$457.16	371,346	$2,187,560,209
April 1, 2022 through April 30, 2022	365,407	$454.45	365,407	$2,021,500,597
Total	1,029,253	$475.85	1,029,253
Note: On August 21, 2018 our Board approved a stock repurchase program under which we are authorized to repurchase up to $2 billion of our common stock. On August 20, 2021 our Board approved an increased authorization to purchase up to an additional $2 billion of our common stock under the existing stock repurchase program. All of the shares repurchased during the three months ended April 30, 2022 were purchased under this plan. At April 30, 2022, authorization from our Board of Directors to expend up to $2.0 billion remained available under the plans.

ITEM 6 - EXHIBITS
See the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q.

Intuit Q3 Fiscal 2022 Form 10-Q	62

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTUIT INC. (Registrant)
Date:	May 24, 2022	By:	/s/ MICHELLE M. CLATTERBUCK
Michelle M. Clatterbuck
Executive Vice President and Chief Financial Officer (Authorized Officer and Principal Financial Officer)

Intuit Q3 Fiscal 2022 Form 10-Q	63

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference

10.01+	Intuit Inc. Amended and Restated 2005 Equity Incentive Plan, as amended through January 20, 2022		S-8 filed 3/2/2022

31.01	Certification of Chief Executive Officer	X

31.02	Certification of Chief Financial Officer	X

32.01*	Section 1350 Certification (Chief Executive Officer)	X

32.02*	Section 1350 Certification (Chief Financial Officer)	X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X

101.SCH	XBRL Taxonomy Extension Schema	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X
________________________________

*	This exhibit is intended to be furnished and shall not be deemed “filed” for purposes of the Securities Exchange Act of 1934, as amended.

Intuit Q3 Fiscal 2022 Form 10-Q	64