Form 10-K
period 2022-07-31
INTUIT INC
filed 2022-09-02
CIK 896878

Tables of Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________

FORM 10-K

☑	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended July 31, 2022

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

The aggregate market value of Intuit Inc. outstanding common stock held by non-affiliates of Intuit as of January 31, 2022, the last business day of our most recently completed second fiscal quarter, based on the closing price of $555.23 reported by the Nasdaq Global Select Market on that date, was $152.8 billion.

There were 281,869,879 shares of Intuit voting common stock outstanding as of August 26, 2022.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its Annual Meeting of Stockholders to be held on January 19, 2023 are incorporated by reference in Part III of this Annual Report on Form 10-K.

Tables of Contents
INTUIT INC.
FISCAL 2022 FORM 10-K
Intuit, QuickBooks, TurboTax, Mint, Credit Karma and Mailchimp among others, are registered trademarks and/or registered service marks of Intuit Inc., or one of its subsidiaries, in the United States and other countries. Other parties’ marks are the property of their respective owners.

Intuit Fiscal 2022 Form 10-K	2

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
•statements regarding the impact of the COVID-19 pandemic and macroeconomic conditions on our business;
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
We caution investors that forward-looking statements are only predictions based on our current expectations about future events and are not guarantees of future performance. We encourage you to read carefully all information provided in this report and in our other filings with the Securities and Exchange Commission before deciding to invest in our stock or to maintain or change your investment. These forward-looking statements are based on information as of the filing date of this Annual Report and, except as required by law, we undertake no obligation to revise or update any forward-looking statement for any reason.

Intuit Fiscal 2022 Form 10-K	3

Tables of Contents
PART I

ITEM 1 - BUSINESS

BACKGROUND
Overview and Mission
Intuit helps consumers and small businesses prosper by delivering financial management, compliance, and marketing products and services. We also provide specialized tax products to accounting professionals, who are key partners that help us serve small business customers.
Our mission is to power prosperity around the world. Across our platform, we use the power of technology to deliver three core benefits to our customers: helping put more money in their pockets, saving them time by eliminating work so they can focus on what matters to them, and ensuring that they have complete confidence in every financial decision they make.
All of our customers have a common set of needs. Our global technology platform, which includes TurboTax, Credit Karma, QuickBooks, and Mailchimp, is designed to help consumers and small businesses manage their finances, get and retain customers, save money, pay off debt and do their taxes with ease and confidence so they receive the maximum refund they deserve. For those customers who have made the bold decision to become entrepreneurs and go into business for themselves, we are focused on helping them find and keep customers, get paid faster, pay their employees, manage and get access to capital, and ensure their books are done right. We serve more than 100 million customers and generated revenue of $12.7 billion in our fiscal year which ended July 31, 2022.
The rise of artificial intelligence (AI) is fundamentally reshaping our world — and Intuit is taking advantage of this technological revolution to find new ways to improve the customer experience and deliver on our mission. We are focused on capitalizing on this opportunity to improve prosperity globally and inspire our workforce, while investing in our company’s reputation and durable growth in the future.
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

Our Business Portfolio
We organize our businesses into four reportable segments:

Small Business & Self-Employed: This segment serves small businesses and the self-employed around the world, and the accounting professionals who assist and advise them. Our QuickBooks offerings include financial and business management online services and desktop software, payroll solutions, time tracking, merchant payment processing solutions, and financing for small businesses. Our Mailchimp offerings include e-commerce, marketing automation, and customer relationship management.
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

Our Business and Growth Strategy
At Intuit, our strategy starts with customer obsession. We listen to and observe our customers, understand their challenges, and then use advanced technology, including AI, to develop innovative solutions to help consumers and small businesses prosper. Our strategy for delivering on our bold goals is to be an AI-driven expert platform where we and others can solve our customers’ most important problems. We plan to accelerate the development of the platform by applying AI in three key areas:

Intuit Fiscal 2022 Form 10-K	4

Tables of Contents
•An Open Platform: None of us can do it alone, including Intuit. The best way to deliver for customers is by creating an open, collaborative platform. It’s the power of partnerships that accelerates the world’s success. Our open technology platform integrates with partners so, together, we can deliver value and benefits that matter the most to our customers.
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
•Incorporating Experts: One of the biggest problems our customers face is lack of confidence. Even with current advances in technology that deliver personalized tools and insights, many customers want to connect with a real person to help give them the confidence they are making the right decision. By bringing experts onto our platform we can solve this massive problem for customers. The power of our virtual expert platform allows us to scale the intelligence of our products, elevating experts to advisors and delivering big benefits for customers.
As we build our AI-driven expert platform, we prioritize our resources on five strategic priorities across the company. These priorities focus on solving the problems that matter most to customers and include:
•Revolutionizing speed to benefit: When customers use our products and services, we use the power of data-driven customer insights to deliver value instantly and aim to make interactions with our offerings frictionless, without the need for customers to manually enter data. We are accelerating the application of AI and investing in decentralized technologies such as blockchain and cryptocurrency, with a goal to revolutionize the customer experience and help customers put more money in their pockets faster. This priority is foundational across our business, and execution against it positions us to succeed with our other four strategic priorities.
•Connecting people to experts: The largest problem our customers face is lack of confidence to file their own taxes or to manage their books. To build their confidence, we connect our customers to experts. We offer customers access to experts to help them make important decisions – and experts, such as accountants, gain access to new customers so they can grow their businesses. We are also expanding how we think about virtual experiences by exploring metaverse technologies and broadening the segments we serve beyond tax and accounting, to play a more meaningful role in our customers’ lives.
•Unlocking smart money decisions: Crippling high-cost debt and lack of savings are at unprecedented levels across the US. To address these challenges, we are creating an autonomous financial platform with Credit Karma that helps consumers find the right financial products, puts more money in their pockets and connects them to insights and education.
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
As the external environment evolves, we continue to innovate and adapt our strategy and anticipate our customers’ needs. For nearly 40 years, we have been dedicated to developing innovative solutions that are designed to solve our customers' most important financial problems, are easy to use, and are available where and when customers need them. As a result, our customers actively recommend our products and solutions to others, which is one important way that we measure the success of our strategy.

Intuit Fiscal 2022 Form 10-K	5

Tables of Contents

PRODUCTS AND SERVICES
During fiscal 2022, we offered our products and services in the four segments described in “Business Overview” above. The following table shows the revenue for each of these segments over the last three fiscal years.

	Fiscal 2022	Fiscal 2021	Fiscal 2020

Small Business & Self-Employed	51%	49%	53%
Consumer	31%	37%	41%
Credit Karma (1)	14%	9%	—%
ProConnect	4%	5%	6%
(1) Credit Karma revenue from December 3, 2020
Total international net revenue was approximately 8%, 5%, and 4% of consolidated total net revenue for the twelve months ended July 31, 2022, 2021 and 2020.
For financial information about our reportable segments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and Note 15 to the consolidated financial statements in Item 8 of this Annual Report.
Small Business & Self-Employed
Our Small Business & Self-Employed segment serves small businesses and the self-employed around the world, and the accounting professionals who assist and advise them. Our goal is for QuickBooks to be the source of truth for each small business customer who uses our integrated platform. We work to make this a reality through our three-pillared growth strategy: Grow the Core by transforming financial management software and meeting customers where they are; Connect the Ecosystem, by meeting a wider range of customer needs with a single integrated platform; and Expand Globally, by serving small businesses around the world. With this strategy, we enable a powerful ecosystem, personalized using artificial intelligence, that scales across our customers’ most pressing needs.
Small business owners are constantly faced with challenges and barriers in their journey to success. Universally, small businesses at every stage of growth struggle to get customers, get paid, get capital, pay workers, get access to advice, and stay compliant and organized. Our innovative, end-to-end customer growth platform provides actionable, AI-driven insights our customers need to grow and run their businesses with confidence.
Get Customers
Mailchimp. Mailchimp is an all-in-one marketing platform for growing businesses. Mailchimp’s marketing platform enables small and mid-market businesses to digitally promote their businesses across email, social media, landing pages, ads, websites, and more, all from one place.
Get Paid
Payment Processing Solutions. Our full range of merchant services for small businesses includes credit card, debit card, Apple Pay, and ACH payment services for in-person and card-not-present payments. We offer instant deposit options for eligible customers. QuickBooks Payments is deeply integrated into QuickBooks through seamless onboarding and automated transaction reconciliation and is the default payment solution for QuickBooks invoicing.
QuickBooks Checking. The QuickBooks Checking business bank account comes with a physical and virtual debit card for powerful purchasing power, fast payments with no fee Instant Deposit, and powerful cash flow management with Envelopes for partitioning funds for future expenses, all with no fees.
Get Capital
Capital. We offer financing options for small businesses to help them get the capital they need to succeed. The financing process provides small businesses the ability to use their QuickBooks data to qualify to borrow capital, whether directly from Intuit or from a third-party partner.
Get Paid Upfront. Get Paid Upfront provides access to capital through qualifying QuickBooks invoices, allowing small businesses to take control of their cash flow and put earned money to work faster. Invoice proceeds are funded in advance, while the small business’ customer sees nothing different and pays their invoice as they usually would.
Pay Workers
Employer Solutions (Payroll and Time Tracking). Our payroll solutions, available as online or desktop solutions, are sold on a subscription basis and integrate with our QuickBooks Online and Desktop offerings or may be purchased standalone. Our

Intuit Fiscal 2022 Form 10-K	6

Tables of Contents
QuickBooks Online payroll offerings include automated tax payments and filings, as well as access to employee benefits offerings like health insurance and 401(k) plans. We also offer QuickBooks Time which seamlessly integrates with QuickBooks Payroll and third-party payroll products to help businesses easily and accurately track time across a mobile workforce, including tools for project planning, job costing, and tracking per-client billable hours.
Access Advice
QuickBooks Live. QuickBooks Live Full-Service Bookkeeping gives small businesses one-on-one support from our team of expert bookkeepers to manage and maintain books with guaranteed accuracy. Our QuickBooks Live bookkeepers have an average of 10 years of experience working with small businesses across a wide array of industries. They’re certified QuickBooks ProAdvisors, and many are Certified Public Accountants.
QuickBooks ProAdvisor. Accounting professionals can assist with bookkeeping, taxes, payroll, and more. Our free Find a ProAdvisor service helps customers find a QuickBooks Certified accountant or bookkeeper who knows their niche, speaks their language, or is close by—whatever works best. To enable our network of hundreds of thousands of accountants, we offer memberships to the QuickBooks ProAdvisor program, which provides accountants access to QuickBooks Online Accountant, technical support, training, product certification, marketing tools, and discounts on Intuit products and services purchased on behalf of clients.
Stay Compliant & Organized
QuickBooks Self-Employed. Designed specifically for self-employed customers like independent contractors and freelancers, QuickBooks Self-Employed helps customers stay tax-time ready, all year long. Features include categorizing business and personal transactions, identifying and classifying tax deductible expenses, tracking mileage, calculating estimated quarterly taxes and sending invoices. In the United States, QuickBooks Self-Employed can be combined with TurboTax to export and pay year-end taxes.
QuickBooks Online. Designed for all kinds of small businesses, QuickBooks Online helps simplify accounting and tax compliance. Users can track income and expenses, create and send invoices and estimates, manage and pay bills, and review a variety of financial reports. QuickBooks Online also has powerful industry-specific capabilities such as features for product-based businesses. QuickBooks Online is an open platform, enabling third-party developers to create online and mobile applications that integrate with our offering.
QuickBooks Online Advanced. Designed for small businesses with 10 to 100 employees that have more complex needs, QuickBooks Online Advanced has features specifically designed for high-growth, mid-market small businesses and leverages AI, automation and data insights to deliver more ways for them to grow and scale. QuickBooks Online Advanced integrates across the QuickBooks ecosystem and with best-in-class apps, and also has powerful industry-specific features that deliver automation, deeper insights, and enhanced tracking for what matters most to a users’ unique industry.
QuickBooks Desktop Software. Our QuickBooks financial management solutions are also available as desktop versions for small businesses. QuickBooks Enterprise, designed for small businesses with 10 to 100 employees, is available for download and can also be provided as a hosted solution. This offering provides industry-specific reports and features for a range of industries, including Contractor, Manufacturing and Wholesale, Nonprofit, and Retail.
Financial Supplies. We offer a range of financial supplies designed for individuals and small businesses that use our QuickBooks offerings. These include standard paper checks and Secure Plus checks with CheckLock fraud protection features, a variety of stationery, tax forms and related supplies.
Consumer
Our Consumer segment includes our TurboTax products and services that are designed to enable customers to prepare and file their federal and state income tax returns quickly and accurately. These offerings are available either online or as desktop versions. They are designed to be easy to use, yet sophisticated enough for complex tax returns. For customers using our online offerings and looking for additional advice or guidance along the way, we have experts standing by to offer tax review and advice all year round. We also have experts available to prepare, sign and file tax returns for customers who prefer to have their taxes prepared for them. We also offer Mint, which is an online personal finance offering aimed at helping customers track their finances and daily financial behaviors and was a part of this segment through July 31, 2022. On August 1, 2022, our Mint offering moved from our Consumer segment to our Credit Karma segment.
Tax Return Preparation Offerings. For the 2021 tax season, we offered a variety of commercial software products and tax filing services to meet the different needs of our customers, including those filing simple returns, those who itemize deductions, own investments or rental property, and small business owners. Customers can electronically file their federal and state income tax returns through our electronic filing service. We also offered TurboTax Live for customers seeking to obtain tax advice from professionals, TurboTax Live Full Service for customers seeking to have their tax returns prepared for them, as well as audit defense and audit support services. Our online tax preparation and filing services were offered through the websites of thousands of financial institutions, electronic retailers, and other online merchants. Financial institutions can offer

Intuit Fiscal 2022 Form 10-K	7

Tables of Contents
our online tax preparation and filing services to their customers through a link to TurboTax Online. Our TurboTax U.S. and Canada offerings consist of desktop and online offerings.
Credit Karma
Our Credit Karma segment provides consumers with a financial platform that helps them find the right financial products and put more money in their pockets. The platform offers a number of free services to its members: access to their credit scores and reports, credit and identity monitoring, credit report dispute, data-driven resources, personalized recommendations of credit card, loan, and insurance products and online savings and checking accounts through our bank partner, MVB Bank, Inc., Member FDIC. To provide these services to its members, Credit Karma works with a variety of partners, including credit bureaus, banks, credit card issuers, insurance carriers, and other financial institutions and lending partners. Additionally, Credit Karma leverages Lightbox, a first-of-its-kind enterprise platform which allows lenders to leverage thousands of de-identified data points from Credit Karma members to help provide its members with greater certainty that they will be approved if they apply for a financial product.
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
Our online offerings have rapid development cycles, while our traditional desktop software products tend to have predictable annual development and product release cycles. In addition, developing consumer and professional tax software and services presents unique challenges because of the demanding development cycle required to accurately incorporate federal and state tax law and tax form changes within a rigid timetable. The development timing for our small business payroll and merchant payment processing services offerings varies with business needs and regulatory requirements, and the length of the development cycle depends on the scope and complexity of each project.
We continue to make substantial investments in research and development, and we expect to focus our future research and development efforts on enhancing existing products and services with financial recommendations, personalization, and ease of use enabled by AI and other advanced technologies. We continue to focus on developing new products and services, including global offerings, and significant research and development efforts for ongoing projects to update the technology platforms for several of our offerings.

SEASONALITY
Our Consumer and ProConnect offerings have a significant and distinct seasonal pattern as sales and revenue from our income tax preparation products and services are typically concentrated in the period from November through April. This seasonal

Intuit Fiscal 2022 Form 10-K	8

Tables of Contents
pattern typically results in higher net revenues during our second and third quarters ending January 31 and April 30, respectively.
In fiscal 2022, the IRS began accepting returns on January 24, 2022, and the tax filing deadline was April 18, 2022. However, in fiscal 2021, the IRS began accepting returns on February 12, 2021, and the tax filing deadline was May 17, 2021. In fiscal 2020, the IRS began accepting returns on January 27, 2020, and the tax filing deadline was July 15, 2020. As a result of the extensions of the tax filing deadlines in 2021 and 2020, a significant amount of our fiscal 2021 and 2020 Consumer segment and ProConnect segment revenues were recognized in the fourth quarter as compared to the third quarter of fiscal 2022.
We expect the seasonality of our Consumer and ProConnect businesses to continue to have a significant impact on our quarterly financial results in the future.

MARKETING, SALES AND DISTRIBUTION CHANNELS
Markets
Our primary customers are consumers and small businesses. We also provide specialized tax and accounting products to professional accountants, who are key partners to help us reach small business customers. The markets in which we compete have always been characterized by rapid technological change, shifting customer needs, and frequent new product introductions and enhancements by competitors. Over the past several years, the widespread usage of mobile devices and social media have accelerated the pace of change and revolutionized the way that customers learn about, evaluate, and purchase products and services.
Real-time, personalized online shopping experiences are the standard. In addition, many customers now begin shopping in one channel and ultimately purchase in another. This has created a need for integrated, multi-channel, shop-and-buy experiences. Market and industry changes quickly make existing products and services obsolete. Our success depends on our ability to respond rapidly to these changes with new business models, updated competitive strategies, new or enhanced products and services, alternative distribution methods, and other changes in the way we do business.
Marketing Programs
We use a variety of marketing programs to generate direct sales, develop leads, increase general awareness of the Intuit brand and our product portfolio, and drive sales in retail. These programs include offline marketing such as TV, radio, billboard, magazine and newspaper advertising; digital marketing such as display and pay-per-click advertising, search engine optimization, and social and affiliate marketing; mobile marketing through online app stores; email marketing; retail marketing; public relations; sponsorships, and in product marketing to drive awareness of related products and services. Our campaigns are designed to attract new users, retain existing users, and cross sell additional offerings.
Sales and Distribution Channels
Multi-Channel Shop-and-Buy Experiences. Our customers primarily research products and services online. Some customers buy and use our products and services entirely online. Others research online but make their purchase at a retail location. Because many customers shop across multiple channels, we continue to coordinate our online, offline, and retail presence and promotions to support an integrated, multi-channel shop-and-buy model. We also focus on cross-selling complementary Intuit and third-party offerings online and in-product.
Direct Sales Channel. We offer many of our products and services directly through our websites, apps, and call centers. Direct, online sales are an effective channel for customers who can make purchase decisions based on content provided on our websites, via other online content or word of mouth recommendations. Assisted sales continues to be an effective channel for serving customers that want live help to select the products and services that are right for their needs. We also have a direct sales force that calls on U.S. and international accounting firms and seeks to increase their awareness, usage, and recommendation of our small business and professional tax solutions. For mid-market businesses, we have implemented and expanded on our omnichannel go to market strategy by diversifying and growing our technology partner channel and industry focused direct sales teams.
Mobile Application Stores. We distribute many of our offerings for mobile devices through proprietary online stores that provide applications for specific devices. These include the Apple App Store and Google’s Play Store.
Partner and Other Channels. We offer many of our products and services through partners including value-added resellers, system integrators (including accountants and marketing professionals), and managed service providers who help us reach new customers at the point of need and drive growth and market share by extending our online reach. These partners combine our products and services with marketing, sales, and technical expertise to deliver a complete solution at the local level. We also sell our QuickBooks and TurboTax desktop software as well as payroll services at retail locations across the United States and Canada and on retailer websites. In Canada, we also rely on distributors who sell products into the retail channel.

Intuit Fiscal 2022 Form 10-K	9

Tables of Contents

COMPETITION
We face intense competition in all of our businesses in all aspects across all markets for our products and services, which are rapidly evolving, fragmented, and have complex interdependencies with many businesses. Competitive pressures in many of the markets we serve have grown markedly over the past few years and we expect this trend to continue. The competitive landscape is also constantly evolving as we expand into new market segments and new companies emerge and existing companies expand their capabilities (either directly or through acquisitions or partnerships) to include the markets in which we compete. Given the breadth of the products and services that we offer as a global technology company and the customer problems that we aim to serve, we compete with the offerings from a variety of companies across a range of industries, including large global companies, smaller geographically focused companies, startups and professional services. Our current global competitors include Blucora (TaxAct), Block, H&R Block, The Sage Group, Microsoft (Dynamics), Oracle (NetSuite) and Xero. Additional companies that may have offerings that we may compete with to solve some of our customer’s problems include:
•business software providers, such as those that provide accounting and financial software, website building, email marketing, inventory management, payroll and employee management;
•tax preparation services providers;
•accounting, consulting and tax firms;
•government entities that offer publicly funded electronic tax preparation and filing services with no fees to individual taxpayers;
•software companies and banks that provide payments services, including merchant processing, checking, savings, loans, point of sale devices and lending;
•software companies that provide personal finance management products and tools, including credit-score monitoring and personal financial services and content;
•companies that provide a marketplace of consumer financial offerings;
•financial institutions;
•credit bureaus; and
•large platform companies, such as Meta, Amazon and Alphabet, that could develop competing technology solutions to any of the problems that our customers may face.
We believe our most important competitive factors are functionality, ease of use, high availability, security, the integration of these products with related software, brand name recognition, effective distribution, quality of support, and cost. We believe that we compete favorably based on these factors and our ability to remain competitive will largely depend on our ongoing performance.

CUSTOMER SUCCESS
For many of our offerings, we provide product support and technical support through channels including telephone, e-mail, online and video chat, text messaging, our customer support websites, self-help assets embedded in our products, and online communities where consumers can share knowledge and product advice with each other.
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
We also source staff through our Prosperity Hub program, which is designed to spark economic prosperity in underserved communities. One part of this program is our socially responsible sourcing model, where we both directly and through customer success partner-employers, hire, train, and retain workers who deliver support and services for our customers.
Self-help information is offered for free in-product and on our support websites for many of our offerings. Support alternatives and fees vary by product. For example, some product subscriptions receive 24x7 support and additional contact channel options.

MANUFACTURING AND DISTRIBUTION
Online Products and Services
Our online offerings include QuickBooks Online, online payroll services, merchant payment processing services, Mailchimp’s e-commerce, marketing automation, and customer relationship management offerings, TurboTax Online, ProConnect Tax Online, consumer and professional electronic tax filing services, Credit Karma offerings, and Mint. We completed the transition of our systems, networks and databases used to operate these online offerings to public cloud providers, such as Amazon Web Services and Google Cloud Platform.

Intuit Fiscal 2022 Form 10-K	10

Tables of Contents
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
We use security safeguards to help protect the systems and the information that customers and members of our workforce give to us from loss, misuse and unauthorized alteration. We use technical, logical and procedural measures, such as multi-factor authentication, which are designed to help detect and prevent fraud and misuse of customer information. Whenever customers transmit sensitive information to us, such as credit card information or tax return data through one of our websites or products, we follow current industry standards to encrypt the data as it is transmitted to us, and when we store it at rest. We routinely patch our systems with security updates and we work to protect our systems from unauthorized internal or external access using numerous commercially available computer security products as well as internally developed security procedures and practices.

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

INTELLECTUAL PROPERTY
Our success depends on the proprietary technology embodied in our offerings. We protect this proprietary technology by relying on a variety of intellectual property mechanisms, including copyright, patent, trade secret and trademark laws, restrictions on disclosure and other methods. For example, we regularly file applications for patents, copyrights and trademarks and service marks in order to protect intellectual property that we believe is important to our business. We hold a growing patent portfolio that we believe is important to Intuit’s overall competitive advantage, although we are not materially dependent on any one patent or particular group of patents in our portfolio at this time. We also have a number of registered trademarks that include Intuit, QuickBooks, Lacerte, TurboTax, QB, ProSeries, ProConnect, Mint, Credit Karma, and Mailchimp. We have registered these and other trademarks and service marks in the United States and, depending on the relevance of each brand to other markets, in many foreign countries. Most registrations can be renewed perpetually at 10-year intervals. We also license intellectual property from third parties for use in our products.
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

Intuit Fiscal 2022 Form 10-K	11

Tables of Contents

HUMAN CAPITAL
We consider our employees one of our four True North key stakeholders because they help us deliver for our customers, our shareholders, and the communities we serve. As of July 31, 2022, we had approximately 17,300 employees in 10 countries. During fiscal 2022, we employed on average approximately 9,100 seasonal employees from January to April primarily to support our Consumer segment customers during the peak of tax season. We believe our future success and growth will depend on our ability to attract and retain a qualified workforce in all areas of our business.
Intuit’s overall workforce development strategies are developed and managed by our Chief People & Places Officer, who reports to the CEO. The Compensation and Organizational Development Committee of the Board of Directors has oversight with respect to company-wide organization and talent assessment, employee recruitment, engagement and retention, leadership development, management depth and strength assessment, workplace environment and culture, employee health and safety, and pay equity. Of the total number of employees, approximately 1,600 are employed by Credit Karma, which has certain unique compensation and workforce development programs. We regularly collect, measure and share the sentiment of our workforce through multiple channels, including engagement surveys and other touch points, which help to guide the work we do to support our workforce.
Culture and Values
In order to deliver on our mission to power prosperity around the world, we are guided by our company values as we strive to create a culture where employees can do the best work of their lives. Our values and culture are woven into our hiring and retention practices and are foundational to our ability to attract, retain, and advance top, diverse talent.
•Our value of Integrity Without Compromise means valuing trust above all else, speaking the truth, and doing the right thing even when no one is looking.
•Our value of Courage means being bold and fearless in how we think and act, holding a high bar for performance and valuing speed, with a bias for learning and action.
•Our value of Customer Obsession means falling in love with our customers’ problems and delivering solutions that delight our customers.
•Our value of Stronger Together means championing diversity, inclusion and a respectful environment, thriving on diverse voices to challenge and inform decisions and delivering exceptional work so others can count on us.
•Our value of We Care and Give Back means we strive to be stewards of the future, strengthen the communities around us and give everyone the opportunity to prosper. We provide eligible full-time employees paid time off that can be used to do volunteer work during normal work hours for vetted non-profits and donation matching up to an annual limit.
Diversity, Equity and Inclusion
At the foundation of our culture is a commitment to diversity, equity and inclusion (DEI). We believe that diversity is a fact, but treating people equitably and inclusively are choices we make. To deliver for our customers, we seek to foster a workforce that is as diverse as the communities we serve. When we do this, we believe we develop deeper empathy, accelerating innovation to solve the biggest problems our customers face. We have had a designated role dedicated to diversity and inclusion since 2015 and our Chief Diversity, Equity & Inclusion Officer (CDEIO) leads a dedicated and specialized team in our DEI efforts. Our Compensation and Organizational Development Committee oversees Intuit’s DEI initiatives in support of organizational development. Intuit’s strategy is operationalized through the following elements:

•Goals and transparency: Intuit has set short- and long-term goals for increasing the representation in our workforce of women and employees from underrepresented racial groups (which we define as Black/African-American, Latinx/Hispanic, Native American, Native Alaskan and Native Hawaiian). Our diversity data is shared with all employees, and progress on our goals is reviewed monthly with all executives. We also publicly disclose our progress on our goals and the breakdowns of the diversity of gender and underrepresented racial groups in our workforce both in the aggregate and among our leadership and technology roles;
•Center of Excellence: The CDEIO leads a cross-functional team with expertise in enterprise leadership, strategy, human resources and communications all focused on driving a more diverse and inclusive workplace;
•Employee Resource Groups: Intuit’s employee resource groups aid in creating community, recruiting, on-boarding and providing safe spaces for our diverse workforce;
•Engagement: Intuit conducts a dedicated DEI survey focused on the experiences of our workforce;
•REAL Team: Intuit has a Racial Equity Leadership Team that is focused on helping us drive durable change as we strive to continue advancing racial equity and equality;
•Education: All senior leaders have attended multiple DEI workshops, including C-suite training on racial equity. We have manager and employee training on leading inclusively and a guide for managers on how to have conversations about difficult and polarizing external events;

Intuit Fiscal 2022 Form 10-K	12

Tables of Contents
•Talent acquisition: Intuit has established a dedicated team to drive diversity, equity and inclusion across our hiring practices, programs and strategies. We have also invested in new, external partnerships to better engage with diverse talent and communities; and
•Accountability: The Compensation and Organizational Development Committee reviews our progress towards our goals and workforce diversity initiatives at least annually.
We strive to reward employees with compensation that is market competitive, fair and equitable across gender, race and ethnicity. We invest in this commitment by performing pay equity analyses twice a year using independent, third-party vendors. We are transparent about our pay equity results and have multiple avenues for employees to use for any questions about their pay.
Developing Talent and Training
We are committed to creating a high-performing culture that consistently delivers for our customers, shareholders and communities while providing an experience for our workforce that values leadership, innovation, and collaboration. We promote the development of all of our employees and provide employees with access to learning plans based on their needs and interests and the resources they need to grow, thrive and reinvent themselves over time.
In addition, we are invested in growing our current and future leaders. Our teams design programs and resources to develop the leadership skills of our employees and measure their progress.
All full-time employees have access to opportunities to develop and learn through company-sponsored learning paths and online courses on topics ranging from artificial intelligence to manager essentials in support of an employee’s ability to adapt to any work environment.
Employees set goals and measure progress through our goal setting tool and have opportunities to focus on growth both during performance assessment conversations and ongoing regular check-ins.
Employee Listening & Engagement
Listening and responding to our employees is at the core of our work. We value employee feedback and we leverage it to continuously improve the employee experience. We regularly collect, measure and share the sentiment of our workforce through multiple channels, including engagement surveys, and other touch points, which help to guide the work we do to support our workforce.
Total Rewards
Our compensation philosophy aims to attract and retain top talent for today and the future. Intuit’s total target compensation includes base hourly pay or salary at market-competitive rates, a range of incentive plans that vary based on role, and equity grants. Incentive compensation plans are part of our pay for performance philosophy and closely align with company performance and reward top performance. Most year-round employees are eligible for equity, which allows the majority of our employees to share in the company’s success.
Additional benefits and rewards include healthcare, retirement benefits, and paid time off including annual paid recharge days and family and parental leave.
The health and well-being of our employees and their families continues to be a top priority. We offer our employees access to programs to support their physical, emotional and financial well-being. Employees also have access to other resources to help with their well-being, including resilience, mindfulness and counseling programs, wellness reimbursement programs, back-up childcare, financial education programs and access to an employee assistance program.
Hybrid Way of Working
After shifting to working virtually during the pandemic to keep our workforce safe, we are now embracing and transitioning to hybrid work at Intuit. Our hybrid work model brings the best of in-person collaboration and connections together with the flexibility of virtual work. Self-directed teams are empowered to decide where/when in-person work is accretive to their work. Across the company, we expect teams to spend a portion of their time working on campus. This hybrid way of working invests in and amplifies Intuit’s culture. In doing so, we seek to realize a sense of connectedness and belonging; to spark creativity and innovation; to solve for speed, agility, and productivity; and to attract and retain top, diverse talent to the company.

Intuit Fiscal 2022 Form 10-K	13

Tables of Contents

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The following table shows Intuit’s executive officers and their areas of responsibility as of July 31, 2022. Their biographies follow the table.

Name	Age	Position
Sasan K. Goodarzi	54	President, Chief Executive Officer and Director
Scott D. Cook	70	Chairman of the Executive Committee
Michelle M. Clatterbuck	54	Executive Vice President and Chief Financial Officer
J. Alexander Chriss	45	Executive Vice President and General Manager, Small Business & Self-Employed Group
Laura A. Fennell	61	Executive Vice President, Chief People & Places Officer
Varun Krishna	40	Executive Vice President and General Manager, Consumer Group
Marianna Tessel	55	Executive Vice President and Chief Technology Officer
Kerry J. McLean	58	Executive Vice President, General Counsel and Corporate Secretary
Lauren D. Hotz	47	Senior Vice President and Chief Accounting Officer
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

Intuit Fiscal 2022 Form 10-K	14

Tables of Contents
Mr. Krishna has been Executive Vice President and General Manager of Intuit’s Consumer Group since May 2022, previously holding the positions of Senior Vice President and General Manager of Growth Products and Senior Vice President and General Manager of Mint, from February 2022 and January 2020, respectively. He joined Intuit in September 2015 as Vice President of Product for the Company’s TurboTax business unit and became Senior Vice President of Product for TurboTax and Mint in August 2019. Prior to Intuit, Mr. Krishna held executive positions at PayPal, Groupon, and BetterWorks after spending some of his early career at Microsoft overseeing a variety of product lines and features. Mr. Krishna holds a Bachelor's degree in Computer Engineering from the University of Waterloo in Canada.
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
Ms. McLean has been Executive Vice President, General Counsel and Corporate Secretary since August 2020. Prior to that, she served as Senior Vice President, General Counsel and Corporate Secretary from August 2018 to July 2020 and Vice President, Deputy General Counsel from August 2010 to July 2018. She joined Intuit in 2006 as Director, Deputy General Counsel. Ms. McLean leads Intuit’s legal, privacy, compliance, and global corporate affairs teams. Prior to joining Intuit, Ms. McLean spent over six years at Wind River Systems, Inc., most recently as the Director of Legal. Prior to joining Wind River, she was an associate at Howard, Rice, Nemerovski, Canady, Falk & Rabkin PC (now Arnold & Porter Kaye Scholer LLP). Ms. McLean serves on the board of directors of the California Minority Counsel Program. Ms. McLean holds a Bachelor of Arts degree in International Relations from University of California, Davis and a Juris Doctor from University of California, Hastings College of Law.
Ms. Hotz has been Senior Vice President and Chief Accounting Officer since August 2022, and previously held roles as Vice President and Chief Accounting Officer from February 2022 to July 2022 and Vice President and Corporate Controller from August 2020 to January 2022. She previously served as the Director, Corporate Accounting from January 2014 to July 2020. Since joining Intuit in 2004, Ms. Hotz has held a variety of accounting leadership roles at the Company. From 2001 to 2004, Ms. Hotz served in corporate controller and finance functions at other public companies. She began her career in public accounting at Coopers & Lybrand LLP (now PricewaterhouseCoopers LLP), from 1996 to 1998, and RSM McGladrey & Pullen LLP (now RSM US LLP), from 1998 to 2001. Ms. Hotz is a California Certified Public Accountant (inactive) and holds a Bachelor of Science degree in accounting from Washington University in St. Louis.

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

Intuit Fiscal 2022 Form 10-K	15

Tables of Contents

ITEM 1A - RISK FACTORS
Our businesses routinely encounter and address risks, many of which could cause our future results to be materially different than we presently anticipate. Below, we describe significant factors, events and uncertainties that make an investment in our securities risky, categorized solely for ease of reference as strategic, operational, legal and compliance, and financial risks. The following events and consequences could have a material adverse effect on our business, growth, prospects, financial condition, results of operations, cash flows, liquidity, reputation and credit rating, and the trading price of our common stock could decline. These risks are not the only ones we face. We could also be affected by other events, factors or uncertainties that are presently unknown to us or that we do not currently consider to present significant risks to our business. These risks may be amplified by the effects of global developments, conditions or events like inflationary pressures, the Russia-Ukraine war and the COVID-19 pandemic, which have caused significant global economic instability and uncertainty.
The COVID-19 pandemic has caused significant economic instability and uncertainty and the extent to which it will impact our business, results of operations and financial condition is uncertain and difficult to predict.
The COVID-19 pandemic has caused economic instability and uncertainty globally and, in fiscal 2020, had a temporary negative impact on our business. The severity and duration of the pandemic’s impact on our business and financial performance will depend on many factors beyond our control, including the emergence and virulence of new variants of the COVID-19 virus, the related responses of governments and businesses, and the availability, effectiveness and adoption of vaccines and treatments. Potential and current negative impacts of the pandemic include, but are not limited to, the following:
•There are new and more frequent attempts by malicious third parties seeking to take advantage of our employees while working remotely to fraudulently gain access to our systems, which could cause us to expend significant resources to remediate and could damage our reputation.
• The complexity of resuming operations in our offices under a hybrid workplace model may adversely impact the productivity, health and well-being of our workforce and exacerbate security and execution risks that could cause us to lose the confidence of our customers and government agencies and harm our revenues and earnings.
•Potential disruption of services on which we rely to deliver our services to our customers, such as our third-party customer success partners and financial institutions, could prevent us or our service providers from delivering critical services to our customers or accepting and fulfilling customer orders, any of which could materially and adversely affect our business or reputation.
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
We also face competition from companies with a variety of business models, including increased competition from providers of free offerings, particularly in our tax, accounting, payments and personal finance platform businesses. In order to compete, we have also introduced free offerings in several categories, but we may not be able to attract customers as effectively as competitors with different business models. In addition, other providers of free offerings may provide features that we do not offer and customers who have formerly paid for our products and services may elect to use our competitors’ free offerings instead. These competitive factors may diminish our revenue and profitability, and harm our ability to acquire and retain customers.
Our consumer tax business also faces significant potential competition from the public sector, where we face the risk of federal and state taxing authorities proposing revenue raising strategies that involve developing and providing government tax

Intuit Fiscal 2022 Form 10-K	16

Tables of Contents
software or other government return preparation systems at public expense. These or similar programs may be introduced or expanded in the future, which may change the voluntary compliance tax system in ways that could cause us to lose customers and revenue. The IRS Free File Program is currently the sole means by which the IRS offers tax software directly to taxpayers and its continuation depends on a number of factors, including continued broad public awareness of and access to the free program and continued private industry donations, as well as continued government support. The Free File Program operates under an agreement that is scheduled to expire in October 2023. If the Free File Program were to be terminated or the IRS were to enter the software development and return preparation space, the federal government could become a publicly funded direct competitor of the U.S. tax services industry and of Intuit. Government funded services that curtail or eliminate the role of taxpayers in preparing their own taxes could potentially have material and adverse revenue implications on us.
Future revenue growth depends upon our ability to adapt to technological change as well as global trends in the way customers access software offerings and successfully introduce new and enhanced products, services and business models.
We operate in industries that are characterized by rapidly changing technology, evolving industry standards and frequent new product introductions. To meet the changing needs of our customers and partners and attract and retain top technical talent, we must continue to innovate, develop new products and features, and enhance our ability to solve customer problems with emerging technologies, such as artificial intelligence and blockchain. We have and will continue to devote significant resources to continue to develop our skills, tools and capabilities to capitalize on existing and emerging technologies.
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
We also provide additional customer benefits by utilizing customer data available to us through our existing offerings, and the growth of our business depends, in part, on our existing customers expanding their use of our products and services. If we are not able to effectively utilize our customers’ data to provide them with value or develop and clearly demonstrate the value of new or upgraded products or services to our customers, our revenues may be harmed.
While we offer our products on a variety of hardware platforms, if we cannot continue adapting our products to tablet and mobile devices, or if our competitors can adapt their products more quickly than us, our business could be harmed. As new devices and new platforms are continually being released, it is difficult to predict the problems we may encounter in developing versions of our products and services for use on mobile devices and we may need to devote significant resources to the creation, support, and maintenance of such offerings. Further, legislation or regulatory changes may mandate changes in our products that make them less attractive to users.
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
Many of our products and services include intellectual property of third parties, which we license under agreements that may need to be renewed or renegotiated from time to time. We may not be able to obtain licenses to these third-party technologies or content on reasonable terms, or at all. If we are unable to obtain the rights necessary to use this intellectual property in our products and services, we may not be able to provide the affected offerings, and customers who are currently using the affected product may be disrupted, which may in turn harm our future financial results, damage our brand, and result in customer loss. Also, we and our customers have been and may continue to be subject to infringement claims as a result of the third-party intellectual property incorporated in our offerings. Although we try to mitigate this risk and we may not be ultimately liable for any potential infringement, pending claims require us to use significant resources, require management attention and could result in loss of customers.
Some of our offerings include third-party software that is licensed under so-called “open source” licenses, some of which may include a requirement that, under certain circumstances, we make available, or grant licenses to, any modifications or derivative works we create based upon the open source software. Although we have established internal review and approval processes to mitigate these risks, we cannot be sure that all open source software is submitted for approval prior to use in our products. Many of the risks associated with usage of open source may not be eliminated and, if not properly addressed, may harm our business.

Intuit Fiscal 2022 Form 10-K	17

Tables of Contents
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
Policing unauthorized use and copying of our products is difficult, expensive and time consuming. Current U.S. laws that prohibit copying give us only limited practical protection from software piracy and the laws of many other countries provide very little protection. We frequently encounter unauthorized copies of our software being sold through online marketplaces. Although we continue to evaluate and put in place technology solutions to attempt to lessen the impact of piracy and engage in efforts to educate consumers and public policy leaders on these issues and cooperate with industry groups in their efforts to combat piracy, we expect piracy to be a persistent problem that results in lost revenues and increased expenses.
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
We have public environmental, social and governance (ESG) commitments, including our goals to increase the diversity of our workforce, create and prepare individuals for jobs and have a positive impact on the climate. Our ability to achieve these goals is subject to numerous risks that may be outside of our control. Our failure or perceived failure to achieve our ESG goals or maintain ESG practices that meet evolving stakeholder expectations could harm our reputation, adversely impact our ability to attract and retain employees or customers and expose us to increased scrutiny from the investment community and enforcement authorities. Our reputation also may be harmed by the perceptions that our customers, employees and other stakeholders have about our action or inaction on social, ethical, or political issues. Damage to our reputation and loss of brand equity may reduce demand for our products and services and thus have an adverse effect on our future financial results, as well as require additional resources to rebuild our reputation and restore the value of the brands and could also reduce our stock price.
Our acquisition and divestiture activities may disrupt our ongoing business, may involve increased expenses and may present risks not contemplated at the time of the transactions.
We have acquired and may continue to acquire companies, products, technologies and talent that complement our strategic direction, both in and outside the United States. Acquisitions, such as our acquisition of Mailchimp, involve significant risks and uncertainties, including:
•inability to successfully integrate the acquired technology, data assets and operations into our business and maintain uniform standards, controls, policies, and procedures;
•inability to realize synergies or anticipated benefits expected to result from an acquisition within the expected time fame or at all;
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

Intuit Fiscal 2022 Form 10-K	18

Tables of Contents
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
•challenges in identifying and separating the intellectual property, systems and data to be divested from the intellectual property, systems and data that we wish to retain;
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
In addition, any acquisition or divestiture that we announce may not be completed if closing conditions are not satisfied. Because acquisitions and divestitures are inherently risky, our transactions may not be successful and may, in some cases, harm our operating results or financial condition. In particular, if we are unable to successfully operate together with Credit Karma, Mailchimp or any other company that we acquire to achieve shared growth opportunities or combine reporting or other processes within the expected time frame or at all, there may be a material and adverse effect on the benefits that we expect to achieve as a result of the acquisition, and we could experience additional costs or loss of revenue. Moreover, adverse changes in market conditions and other factors,including those listed above, may cause an acquisition to be dilutive to Intuit’s operating earnings per share for a period of time. Any dilution of our non-GAAP diluted earnings per share could cause the price of shares of Intuit Common Stock to decline or grow at a reduced rate.
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
Our technologies, systems, and networks have been subject to, and are increasingly likely to continue to be the target of, cyberattacks, computer viruses, ransomware or other malware, worms, social engineering, malicious software programs, insider threats, and other cybersecurity incidents that could result in the unauthorized release, gathering, monitoring, use, loss or destruction of sensitive and personal data of our customers and our workforce, or Intuit's sensitive business data or cause temporary or sustained unavailability of our software and systems. While we maintain cybersecurity insurance, our insurance may not be sufficient to cover all liabilities described herein. These types of incidents can be caused by malicious third parties, acting alone or in groups, or more sophisticated organizations including nation-states or state-sponsored organizations, and the risks could be elevated in connection with the Russia-Ukraine war. Customers who fail to update their systems, continue to run software that we no longer support, fail to install security patches on a timely basis or inadequately use security controls create vulnerabilities and make it more difficult for us to detect and prevent these kinds of attacks. We are increasingly incorporating open source software into our products, and there may be vulnerabilities in open source software that make it susceptible to cyberattacks. In addition, because the techniques used to obtain unauthorized access to sensitive information change frequently, and are becoming more sophisticated and are often not able to be detected until after a successful attack, we may be unable to anticipate these techniques or implement adequate preventive measures. Although this is an industry-wide problem that affects software and hardware across platforms, it may increasingly affect our offerings because cyber-criminals tend to focus their efforts on well-known offerings that are popular among customers and hold sensitive personal or financial information, like our digital money offerings, and we expect them to continue to do so.

Intuit Fiscal 2022 Form 10-K	19

Tables of Contents
Further, the security measures that we implement may not be able to prevent unauthorized access to our products and our customers’ account data. While we require annual security training for our workforce, malicious third parties have in the past may in the future be able to fraudulently induce members of our workforce, customers or users by social engineering means, such as email phishing, to disclose sensitive information in order to gain access to our systems. It is also possible that unauthorized access to or disclosure of customer data may occur due to inadequate use of security controls by our customers or our workforce. Accounts created with weak or recycled passwords could allow cyberattackers to gain access to customer data. Unauthorized persons could gain access to customer accounts if customers do not maintain effective access controls of their systems and software. In addition, we have and will continue to experience new and more frequent attempts by malicious third parties to fraudulently gain access to our systems, such as through increased email phishing of our workforce.
Criminals may also use stolen identity information obtained outside of our systems to gain unauthorized access to our customers’ data. We have experienced such instances in the past and as the accessibility of stolen identity information increases, generally, we may experience further instances of unauthorized access to our systems through the use of stolen identity information of our customers or our workforce in the future. Further, our customers may choose to use the same login credentials across multiple products and services unrelated to our products. Such customers’ login credentials may be stolen from products offered by third-party service providers unrelated to us and the stolen identity information may be used by a malicious third party to access our products, which could result in disclosure of confidential information. In addition, our shift to a hybrid workplace model, where our workforce will spend a portion of their time working in our offices and a portion of their time working from home, introduces operational complexity that exacerbates our security-related risks.
Our efforts to protect data may also be unsuccessful due to software bugs (whether open source or proprietary code), break-ins, workforce error or other threats that evolve.
Further, because we have created an ecosystem where customers can have one identity across multiple Intuit products, a security incident may give access to increased amounts of customer data. This may result in disclosure of confidential information, loss of customer confidence in our products, possible litigation, material harm to our reputation and financial condition, disruption of our or our customers’ business operations and a decline in our stock price. From time to time, we detect, or receive notices from customers or public or private agencies that they have detected, actual or perceived vulnerabilities in our infrastructure, our software or third-party software components that are distributed with our products or fraudulent activity by unauthorized persons utilizing our products with stolen customer identity information. The existence of such vulnerabilities or fraudulent activity, even if they do not result in a security breach, may undermine customer confidence as well as the confidence of government agencies that regulate our offerings. Such perceived vulnerabilities could also seriously harm our business by tarnishing our reputation and brand and limiting the adoption of our products and services and could cause our stock price to decline.
Additionally, Credit Karma is subject to an order issued in 2014 by the Federal Trade Commission (FTC) that, among other things, requires maintenance of a comprehensive security program relating to the development and management of new and existing products and services and biannual independent security assessments for 20 years from the date of the order. To the extent Credit Karma shares data covered by the order with Intuit, the order may apply to Intuit with respect to such data. Credit Karma’s failure to fulfill the requirements of the FTC’s order could result in fines, penalties, regulatory inquiries, investigations and claims, and negatively impact our business and reputation.
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
While we conduct background checks of our workforce, conduct reviews of partners, developers and vendors and use commercially available technologies to limit access to systems and data, it is possible that malicious third parties may misrepresent their intended use of data or may circumvent our controls, resulting in accidental or intentional disclosure or misuse of our customer or workforce data. Further, while we conduct due diligence on the security and business controls of our third-party partners, we may not have the ability to effectively monitor or oversee the implementation of these control measures. Malicious third parties may be able to circumvent these security and business controls or exploit vulnerabilities that may exist in these controls, resulting in the disclosure or misuse of sensitive business and personal customer or workforce information and data. In addition, malicious actors may attempt to use the information technology supply chain to compromise our systems by, for example, introducing malware through software updates.
A security incident involving third parties we rely on may have serious negative consequences for our businesses, including disclosure of sensitive customer or workforce data, or confidential or competitively sensitive information regarding our business, including intellectual property and other proprietary data; make our products more vulnerable to fraudulent activity; cause temporary or sustained unavailability of our software and systems; result in possible litigation, fines, penalties and damages; result in loss of customer confidence; cause material harm to our reputation and brands; lead to further regulation and oversight by federal or state agencies; cause adverse financial condition; and result in a reduced stock price.

Intuit Fiscal 2022 Form 10-K	20

Tables of Contents
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
If we are unable to effectively combat the increasing amount and sophistication of fraudulent activities by malicious third parties, we may suffer losses, which may be substantial, and lose the confidence of our customers and government agencies and our revenues and earnings may be harmed.
The online tax preparation, payroll, payments, lending and personal financial management industries have been experiencing an increasing amount of fraudulent activities by malicious third parties, and those fraudulent activities are becoming increasingly sophisticated. Although we do not believe that any of this activity is uniquely targeted at our products or businesses, this type of fraudulent activity may adversely impact our tax, payroll, payments, lending and personal financial management businesses, and the risk is heightened when our workforce is working from home. In addition to any losses that may result from such fraud, which may be substantial, a loss of confidence by our customers or by governmental agencies in our ability to prevent fraudulent activity may seriously harm our business and damage our brand. If we cannot adequately combat such fraudulent activity, governmental authorities may refuse to allow us to continue to offer the affected services, or these services may otherwise be adversely impacted, which could include federal or state tax authorities refusing to allow us to process our customers’ tax returns electronically, resulting in a significant adverse impact on our earnings and revenue. As fraudulent activities become more pervasive and increasingly sophisticated, and fraud detection and prevention measures must become correspondingly more complex to combat them across the various industries in which we operate, we may implement risk control mechanisms that could make it more difficult for legitimate customers to obtain and use our products, which could result in lost revenue and negatively impact our earnings.
If we fail to process transactions effectively or fail to adequately protect against disputed or potential fraudulent activities, our business may be harmed.
Our operations process a significant volume and dollar value of transactions on a daily basis, especially in our payroll, payments and personal financial management businesses. Despite our efforts to ensure that effective processing systems and controls are in place to handle transactions appropriately, it is possible that we may make errors or that funds may be misappropriated due to fraud. The likelihood of any such error or misappropriation is magnified as we increase the volume and speed of the transactions we process. If we are unable to effectively manage our systems and processes, or if there is an error in our products, we may be unable to process customer data in an accurate, reliable and timely manner, which may harm our reputation, the willingness of customers to use our products, and our financial results. In our payments processing service business, if a disputed transaction between a merchant and its customer is not resolved in favor of the merchant, we may be required to pay those amounts to the payment or credit card network and these payments may exceed the amount of the customer reserves established to make such payments.
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

Intuit Fiscal 2022 Form 10-K	21

Tables of Contents
periods when we have historically derived a substantial portion of our overall revenue from the tax businesses. Any interruptions in our online tax preparation or electronic filing service at any time during the tax season, particularly during a peak period, could result in significantly decreased revenue, lost customers, unexpected refunds of customer charges, negative publicity and increased operating costs, any of which could significantly harm our business, financial condition and results of operations.
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
Our business operations, information technology and communications systems are vulnerable to damage or interruption from natural disasters, climate change, human error, malicious attacks, fire, power loss, telecommunications failures, computer viruses and malware, computer denial of service attacks, terrorist attacks, public health emergencies and other events beyond our control. For example, we shifted to operations under a hybrid workplace model where our workforce spends a portion of their time working in our offices and a portion of their time working from home. This model has introduced new execution risks and we may experience longer-term disruptions to our operations as we evolve our workplace model, any of which may impair our ability to perform critical functions or could make it considerably more difficult to develop, enhance and support our products and services.
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
Additionally, the business operations of our third-party partners have been and could continue to be disrupted by global events like the Russia-Ukraine War and the COVID-19 pandemic, including the effects on their third-party partners. If our third-party partners are unable to help us operate our business, our business and financial results may be negatively impacted. The failure of third parties to provide acceptable and high quality products, services and technologies or to update their products, services and technologies may result in a disruption to our business operations and our customers, which may reduce our revenues and profits, cause us to lose customers and damage our reputation. Alternative arrangements and services may not be available to us on commercially reasonable terms or at all, or we may experience business interruptions upon a transition to an alternative partner.

Intuit Fiscal 2022 Form 10-K	22

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
Competition for our key employees is intense and we may not be able to attract, retain and develop the highly skilled employees we need to support our strategic objectives.
Much of our future success depends on the continued service and availability of skilled employees, including members of our executive team, and those in technical and other key positions. Experienced individuals with skill sets in software as a service, mobile technologies, data science, artificial intelligence and data security are in high demand and we have faced and will continue to face intense competition globally to attract and retain a diverse workforce with these and other skills that are critical to our success. This is especially the case in California and India where a significant number of our employees are located. The compensation and incentives we have available to attract, retain and motivate employees may not meet the expectations of current and prospective employees as the competition for talent intensifies. For example, our equity awards may become less effective if our stock price decreases or increases at a slower rate than our talent competitors’. In addition, if we were to issue significant additional equity to attract or retain employees, the ownership of our existing stockholders would be diluted and our related expenses would increase. Other factors may make it more challenging for us to continue to successfully attract, retain and develop key employees. For example, current and prospective employees may seek new or different opportunities based on mobility, location flexibility or any challenges we face in achieving our publicly stated workforce diversity goals.
If we experience significant product accuracy or quality problems or delays in product launches, it may harm our revenue, earnings and reputation.
Our customers rely on the accuracy of our offerings. All of our tax products and many of our non-tax products have rigid development timetables that increase the risk of errors in our products and the risk of launch delays. Our tax preparation software product development cycle is particularly challenging due to the need to incorporate unpredictable and potentially late tax law and tax form changes each year and because our customers expect high levels of accuracy and a timely launch of these products to prepare and file their taxes by the tax filing deadline. Due to the complexity of our products and the condensed development cycles under which we operate, our products may contain errors that could unexpectedly interfere with the operation of the software or result in incorrect calculations. The complexity of the tax laws on which our products are based may also make it difficult for us to consistently deliver offerings that contain the features, functionality and level of accuracy that our customers expect. When we encounter problems we may be required to modify our code, work with state tax administrators to communicate with affected customers, assist customers with amendments, distribute patches to customers who have already purchased the product and recall or repackage existing product inventory in our distribution channels. If we encounter development challenges or discover errors in our products either late in our development cycle or after release it may cause us to delay our product launch date or suspend product availability until such issues can be fixed. Any major defects, launch delays or product suspensions may lead to loss of customers and revenue, negative publicity, customer and employee dissatisfaction, reduced retailer shelf space and promotions, and increased operating expenses, such as inventory replacement costs, legal fees or other payments, including those resulting from our accuracy guarantee in our tax preparation products. For example, an error in our tax products could cause a compliance error for taxpayers, including the over or underpayment of their federal or state tax liability. While our accuracy guarantee commits us to reimburse penalties and interest paid by customers due solely to calculation errors in our tax preparation products, such errors may result in additional burdens on third parties that we may need to address or that may cause us to suspend the availability of our products until such errors are addressed. This could also affect our reputation, the willingness of customers to use our products, and our financial results. Further, as we develop our platform to connect people to experts, such as connecting TurboTax customers with tax experts through our TurboTax Live offering, or connecting QuickBooks customers with bookkeepers through our QuickBooks Live offering, we face the risk that these experts may provide advice that is erroneous, ineffective or otherwise unsuitable. Any such deficiency in the advice given by these experts may cause harm to our customers, a loss of customer confidence in our offerings or harm to our reputation or financial results. Moreover, as we continue to incorporate emerging technologies, like AI and blockchain, into our offerings, they may not function as designed or have unintended consequences, any of which could subject us to competitive harm, legal liability or reputational harm.

Intuit Fiscal 2022 Form 10-K	23

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
•geopolitical events, including natural disasters or severe weather events (including those caused or exacerbated by climate change), acts of war and terrorism (including the Russia-Ukraine war and any related political or economic responses), and public health emergencies, including divergent governmental responses thereto across the jurisdictions in which we operate;
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
Climate change may have an impact on our business.
While we seek to mitigate our business risks associated with climate change by establishing robust environmental programs and partnering with organizations that are also focused on mitigating their own climate-related risks, we recognize that there are inherent climate-related risks wherever business is conducted. Any of our primary workplace locations may be vulnerable to the adverse effects of climate change. For example, our offices globally have historically experienced, and are projected to continue to experience, climate-related events at an increasing frequency, including drought, water scarcity, heat waves, cold waves, wildfires and resultant air quality impacts and power shutoffs associated with wildfire prevention. Furthermore, it is more difficult to mitigate the impact of these events on our employees to the extent they work from home. Changing market dynamics, global policy developments and the increasing frequency and impact of extreme weather events on critical infrastructure in the U.S. and elsewhere have the potential to disrupt our business, the business of our third-party suppliers and the business of our customers, and may cause us to experience higher attrition, losses and additional costs to maintain or resume operations. Additionally, failure to uphold, meet or make timely forward progress against our public commitments and goals related to climate action could adversely affect our reputation with suppliers and customers, financial performance or ability to recruit and retain talent.
LEGAL AND COMPLIANCE RISKS
Increasing and changing government regulation of our businesses may harm our operating results.
We are subject to federal, state, local and international laws and regulations that affect our and our customers' activities, including, without limitation, labor, advertising and marketing, tax, financial services, data privacy and security, electronic funds transfer, money transmission, lending, digital content, consumer protection, real estate, billing, e-commerce, promotions, quality of services, intellectual property ownership and infringement, import and export requirements, anti-bribery and anti-

Intuit Fiscal 2022 Form 10-K	24

Tables of Contents
corruption, insurance, foreign exchange controls and cash repatriation restrictions, anti-competition, environmental, health and safety, and other regulated activities. There have been significant new regulations and heightened focus by the government on many of these areas. As we expand our products and services and evolve our business models, both domestically and internationally, we may become subject to additional government regulation or increased regulatory scrutiny. For example, the regulation of emerging technologies that we may incorporate into our offerings, such as artificial intelligence and blockchain, is still an evolving area, and it is possible that we could become subject to new regulations that negatively impact our operations and results. Further, regulators (both in the U.S. and in other jurisdictions in which we operate) may adopt new laws or regulations, change existing regulations, or their interpretation of existing laws or regulations may differ from ours. We are and may continue to be subject to pandemic-related protocols and restrictions that impact our workforce and workplaces. Such restrictions have disrupted and may continue to disrupt our business operations and limit our ability to perform critical functions.
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
Complex and evolving regulation of privacy and data protection could result in claims, changes to our business practices, penalties or increased cost of operations or otherwise harm our business.
Regulations related to the provision of online services are continually evolving as federal, state and foreign governments adopt new or modify existing laws and regulations addressing data privacy, cybersecurity, the collection, processing, storage, transfer and use of data, and the use of AI. These include, for example, the EU's General Data Protection Regulation (GDPR), the California Consumer Protection Act (CCPA), the California Privacy Rights Act that will amend the CCPA in January 2023 and the Virginia Consumer Data Protection Act that will become effective in January 2023. These laws and regulations may be inconsistent across jurisdictions and are subject to evolving and differing (sometimes conflicting) interpretations. In our efforts to meet the various data privacy regulations that apply to us, we have made and continue to make certain operational changes to our products and business practices. If we are unable to engineer products that meet these evolving requirements or help our customers meet their obligations under these or other new data regulations, we might experience reduced demand for our offerings. Further, penalties for non-compliance with these laws may be significant.
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
Other governmental authorities throughout the U.S. and around the world are considering similar types of legislative and regulatory proposals concerning data protection. Each of these privacy, security and data protection laws and regulations could impose significant limitations, require changes to our business, require notification to customers or workers of a security breach, restrict our use or storage of personal information, or cause changes in customer purchasing behavior that may make our business more costly, less efficient or impossible to conduct, and may require us to modify our current or future products or services, which may make customers less likely to purchase our products and may harm our future financial results. Additionally, any actual or alleged noncompliance with these laws and regulations could result in negative publicity and subject us to investigations, claims or other remedies, including demands that we modify or cease existing business practices, and expose us to significant fines, penalties and other damages. We have incurred, and may continue to incur, significant expenses to comply with existing privacy and security standards and protocols imposed by law, regulation, industry standards or contractual obligations.
We are frequently a party to litigation and regulatory inquiries which could result in an unfavorable outcome and have an adverse effect on our business, financial condition, results of operation and cash flows.
We are subject to various legal proceedings (including class action lawsuits), claims and regulatory inquiries that have arisen out of the ordinary conduct of our business and are not yet resolved and additional proceedings, claims and inquiries may arise in the future. The number and significance of these proceedings, claims and inquiries may increase as our businesses evolve. Any proceedings, claims or inquiries initiated by or against us, whether successful or not, may be time consuming; result in costly litigation, damage awards, consent decrees, injunctive relief or increased costs of business; require us to change our business practices or products; require significant amounts of management time; result in diversion of significant operations

Intuit Fiscal 2022 Form 10-K	25

Tables of Contents
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
Our tax offerings have significant seasonal patterns. Revenue from income tax preparation products and services has historically been heavily concentrated from November through April, as the tax filing deadline for the IRS and many states is traditionally in April. This seasonality has caused significant fluctuations in our quarterly financial results. In addition, the effects of these fluctuations have been and may in the future be further exacerbated by changes to the traditional opening and closing dates of the tax season. For example, the IRS and many states extended their tax filing deadlines to May 17, 2021 for the 2020 tax year and to July 15, 2020 for the 2019 tax year due to conditions created by the pandemic. Our financial results may also fluctuate from quarter to quarter and year to year due to a variety of other factors, including factors that may affect the timing of revenue recognition. These include the timing of the availability of federal and state tax forms from taxing agencies and the ability of those agencies to receive electronic tax return submissions; changes to our offerings that result in the inclusion or exclusion of ongoing services; changes in product pricing strategies or product sales mix; changes in customer behavior; and the timing of our discontinuation of support for older product offerings. Other factors that may affect our quarterly or annual financial results include the timing of acquisitions, divestitures, and goodwill and acquired intangible asset impairment charges. Any fluctuations in our operating results may adversely affect our stock price.
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
Our future effective income tax rates may be favorably or unfavorably affected by unanticipated changes in the valuation of our deferred tax assets and liabilities, by changes in our stock price, or by changes in tax laws or their interpretation. In August 2022, the Inflation Reduction Act of 2022 was signed into law. This law, among other things, provides for a corporate alternative minimum tax on adjusted financial statement income (effective for us beginning in fiscal 2024), and an excise tax on corporate stock repurchases (effective for our share repurchases after December 31, 2022), and we are continuing to evaluate

Intuit Fiscal 2022 Form 10-K	26

Tables of Contents
the impact it may have on our financial position and results of operations. There are several proposed changes to U.S. and non-U.S. tax legislation and the ultimate enactment of any of them could have a negative impact on our effective tax rate. Foreign governments may enact tax laws that could result in further changes to global taxation and materially affect our financial position and results of operations. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. These continuous examinations may result in unforeseen tax-related liabilities, which may harm our future financial results.
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
Adverse macroeconomic developments, including without limitation inflation, slowing growth, rising interest rates or recession, could negatively affect our business and financial condition. These developments or other global events, including those related to the Russia-Ukraine war, have caused, and could, in the future, cause disruptions and volatility in global financial markets and increased rates of default and bankruptcy, and could impact consumer and small business spending and have other unforeseen consequences. For example, in response to increasing inflation, the U.S. Federal Reserve began to raise interest rates in March 2022 for the first time in over three years, and signaled it expects additional rate increases. It is difficult to predict the impact of such events on our partners, customers, members, or economic markets more broadly, which have been and will continue to be highly dependent upon the actions of governments and businesses in response to macroeconomic events, and the effectiveness of those actions. In particular, because the majority of our revenue is derived from sales within the U.S., economic conditions in the U.S. have an even greater impact on us than companies with a more diverse international presence. Challenging economic times could cause potential new customers not to purchase or to delay purchasing our products and services, and could cause our existing customers to discontinue purchasing or delay upgrades of our existing products and services. In addition, financial institution partners may again decrease or suspend their activity on Credit Karma’s platform, increased interest rates may make offers from Credit Karma’s financial institution partners less attractive to Credit Karma’s members, members may decrease their engagement on the platform or their creditworthiness could be negatively impacted, reducing members' ability to qualify for credit cards and loans. Any of the foregoing may negatively impact our revenues and future financial results. Decreased consumer spending levels could also reduce credit and debit card transaction processing volumes causing reductions in our payments revenue. Poor economic conditions and high unemployment have caused, and could in the future cause, a significant decrease in the number of tax returns filed, which may have a significant effect on the number of tax returns we prepare and file. In addition, weakness in the end-user consumer and small business markets could negatively affect the cash flow of our distributors and resellers who could, in turn, delay paying their obligations to us, which could increase our credit risk exposure and cause delays in our recognition of revenue or future sales to these customers. Adverse economic conditions, including inflation, may also increase the costs of operating our business, including vendor, supplier and workforce expenses. Any of these events could harm our business and our future financial results.
We provide capital to small businesses, which exposes us to certain risk, and may cause us material financial or reputational harm.
We provide capital to qualified small businesses, which exposes us to the risk of our borrowers’ inability to repay such loans. We have also entered into credit arrangements with financial institutions to obtain the capital we provide under this offering. Any termination or interruption in the financial institutions’ ability to lend to us could interrupt our ability to provide capital to qualified small businesses. Further, our credit decisioning, pricing, loss forecasting, scoring and other models used to evaluate loan applications may contain errors or may not adequately assess creditworthiness of our borrowers, or may be otherwise ineffective, resulting in incorrect approvals or denials of loans. It is also possible that loan applicants could provide false or incorrect information. Moreover, adverse macroeconomic conditions may have a significant impact on small businesses and may increase the likelihood that our borrowers are unable to repay their loans. If any of the foregoing events were to occur, our reputation, relationships with borrowers, collections of loans receivable and financial results could be harmed.
Amortization of acquired intangible assets and impairment charges may cause significant fluctuation in our net income.
Our acquisitions have resulted in significant expenses, including amortization and impairment of acquired technology and other acquired intangible assets, and impairment of goodwill. Total costs and expenses in these categories were $556 million in fiscal 2022; $196 million in fiscal 2021; and $28 million in fiscal 2020. Although under current accounting rules goodwill is not amortized, we may incur impairment charges related to the goodwill already recorded and to goodwill arising out of future acquisitions. We test the impairment of goodwill annually in our fourth fiscal quarter or more frequently if indicators of impairment arise. The timing of the formal annual test may result in charges to our statement of operations in our fourth fiscal quarter that may not have been reasonably foreseen in prior periods. At July 31, 2022, we had $13.7 billion in goodwill and

Intuit Fiscal 2022 Form 10-K	27

Tables of Contents
$7.1 billion in net acquired intangible assets on our consolidated balance sheet, both of which may be subject to impairment charges in the future. New acquisitions, and any impairment of the value of acquired intangible assets, may have a significant negative impact on our future financial results.
We have incurred indebtedness and may incur other debt in the future, which may adversely affect our financial condition and future financial results.
As of July 31, 2022, we had an aggregate of $6.9 billion of indebtedness outstanding under our credit facilities and our senior unsecured notes. Under the agreements governing our indebtedness, we are permitted to incur additional debt. This debt, and any debt that we may incur in the future, may adversely affect our financial condition and future financial results by, among other things:
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
In addition, changes by any rating agency to our credit rating may negatively impact the value and liquidity of both our debt and equity securities. If our credit ratings are downgraded or other negative action is taken, the interest rate payable by us under our unsecured revolving credit facility may increase. In addition, adverse economic conditions or any downgrades in our credit ratings may affect our ability to obtain additional financing in the future and may negatively impact the terms of any such financing.
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
Our stock price is subject to changes in recommendations or earnings estimates by financial analysts, changes in investors’ or analysts’ valuation measures for our stock, our credit ratings and market trends unrelated to our performance. Furthermore, speculation in the press or investment community about our strategic position, financial condition, results of operations, business, security of our products, or legal proceedings can cause changes in our stock price. These factors, as well as general economic and political conditions, including the effects of a general slowdown in the global economy, the COVID-19 pandemic, the Russia-Ukraine war and inflationary pressures, and the timing of announcements in the public market regarding new products, product enhancements or technological advances by our competitors or us, and any announcements by us of acquisitions, major transactions, or management changes may adversely affect our stock price. Moreover, the COVID-19 pandemic, the Russia-Ukraine war and inflationary pressures have caused significant volatility in the global financial markets,

Intuit Fiscal 2022 Form 10-K	28

Tables of Contents
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

ITEM 1B - UNRESOLVED STAFF COMMENTS
None.

ITEM 2 - PROPERTIES
Our principal locations, their purposes, and the expiration dates for the leases on facilities at those locations as of July 31, 2022, are shown in the table below. We have renewal options on many of our leases.

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
We also lease or own facilities in a number of domestic locations and lease facilities internationally in Canada, the United Kingdom, Australia, Israel, and several other locations. We believe our facilities are suitable and adequate for our current and near-term needs, and that we will be able to locate additional facilities as needed. See Note 10 to the consolidated financial statements in Item 8 of this Annual Report for more information about our lease commitments.

ITEM 3 - LEGAL PROCEEDINGS
See Note 14 to the consolidated financial statements in Item 8 of this Annual Report for a description of legal proceedings.

ITEM 4 - MINE SAFETY DISCLOSURES
None.

Intuit Fiscal 2022 Form 10-K	29

Tables of Contents
PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information for Common Stock
Intuit’s common stock is quoted on the Nasdaq Global Select Market under the symbol “INTU.”
Stockholders
As of August 26, 2022, we had approximately 640 record holders and approximately 1,292,000 beneficial holders of our common stock.
Dividends
We declared cash dividends that totaled $2.72 per share of outstanding common stock or $781 million during fiscal 2022 and $2.36 per share of outstanding common stock or $651 million during fiscal 2021. In August 2022, our Board of Directors declared a quarterly cash dividend of $0.78 per share of outstanding common stock payable on October 18, 2022 to stockholders of record at the close of business on October 10, 2022. We currently expect to continue to pay comparable cash dividends on a quarterly basis in the future; however, future declarations of dividends and the establishment of future record dates and payment dates are subject to the final determination of our Board of Directors.
Recent Sales of Unregistered Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Stock repurchase activity during the three months ended July 31, 2022 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans

May 1, 2022 through May 31, 2022	767,157	$382.20	767,157	$1,728,290,486
June 1, 2022 through June 30, 2022	292,225	$390.10	292,225	$1,614,292,658
July 1, 2022 through July 31, 2022	248,506	$407.52	248,506	$1,513,022,373
Total	1,307,888	$388.78	1,307,888
Note: On August 20, 2021, our Board approved an increased authorization under our existing stock repurchase program to purchase up to an additional $2 billion of our common stock. All of the shares repurchased during the three months ended July 31, 2022 were purchased under this plan. At July 31, 2022, authorization from our Board of Directors to expend up to $1.5 billion remained available under that plan. On August 19, 2022, our Board approved an increase in the authorization under the existing stock repurchase program under which we are authorized to repurchase up to an additional $2 billion of our common stock.

Intuit Fiscal 2022 Form 10-K	30

Tables of Contents
Company Stock Price Performance
The graph below compares the cumulative total stockholder return on Intuit common stock for the last five full fiscal years with the cumulative total returns on the S&P 500 Index and the Morgan Stanley Technology Index for the same period. The graph assumes that $100 was invested in Intuit common stock and in each of the other indices on July 31, 2017, and that all dividends were reinvested. The comparisons in the graph below are based on historical data – with Intuit common stock prices based on the closing price on the dates indicated – and are not intended to forecast the possible future performance of Intuit’s common stock.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Intuit Inc., the S&P 500 Index,
and Morgan Stanley Technology Index

$500
$400
$300
$200
$100
7/17
7/18
7/19
7/20
7/21
7/22
Intuit Inc.
S&P 500
Morgan Stanley Technology Index

Copyright© 2022 Standard and Poor’s, a division of S&P Global. All rights reserved.

	July 31, 2017	July 31, 2018	July 31, 2019	July 31, 2020	July 31, 2021	July 31, 2022
Intuit Inc.	$100.00	$150.23	$205.62	$228.93	$398.37	$344.80
S&P 500	$100.00	$116.24	$125.52	$140.53	$191.75	$182.85
Morgan Stanley Technology Index	$100.00	$125.17	$144.31	$204.78	$285.30	$264.57

ITEM 6 - [RESERVED]

Intuit Fiscal 2022 Form 10-K	31

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
You should read this MD&A in conjunction with the consolidated financial statements and related notes in Item 8 of this Annual Report.
Due to the ongoing COVID-19, pandemic we continue to conduct business with modifications to employee work locations. Nearly all of our sites are now fully open. We are transitioning to a hybrid model where our workforce will spend a portion of their time working in our offices and a portion of their time working from home. We continue to evaluate and refine our return to workplace strategy.
The Russia-Ukraine war and related sanctions imposed as a result of this conflict have increased global economic and political uncertainty. Intuit does not have offices or material business in Russia or Ukraine.
While we have not experienced significant disruptions to our operations from the COVID-19 pandemic or the Russia-Ukraine war, we are unable to predict the full impact that these events will have on our operations and future financial performance, including demand for our offerings, impact to our customers and partners, actions that may be taken by governmental authorities, impact to the overall macroeconomic environment, and other factors identified in “Risk Factors” in Item 1A of Part I of this Annual Report.
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
On December 3, 2020, we acquired Credit Karma in a business combination, which operates as a separate reportable segment. We have included their results of operations in our consolidated results of operations from the date of acquisition. Segment operating income for Credit Karma includes all direct expenses related to selling and marketing, product development, and general and administrative, which is different from our other reportable segments where we do not fully allocate corporate expenses. Therefore, Credit Karma segment operating income is not comparable to the segment operating income of our other reportable segments. See Note 7 to the consolidated financial statements in Item 8 of this Annual Report for more information.
On November 1, 2021, we acquired all of the outstanding equity of The Rocket Science Group LLC (Mailchimp). Mailchimp is part of our Small Business & Self-Employed segment. We have included the results of Mailchimp in our consolidated results of operations from the date of acquisition. See Note 7 to the consolidated financial statements in Item 8 of this Annual Report for more information.
On August 1, 2022, to better align our personal finance strategy, our Mint offering moved from our Consumer segment to our Credit Karma segment. We have included the results of Mint in the Consumer segment in the segment results below. Revenue and operating results for Mint are not significant and the previously reported segment results have not been reclassified. Effective August 1, 2022, the operating results for Mint will be included in the Credit Karma segment.
On August 1, 2022, we renamed our ProConnect segment as the ProTax segment. This segment continues to serve professional accountants.

Intuit Fiscal 2018 Form 10-K	32

Tables of Contents

EXECUTIVE OVERVIEW
This overview provides a high level discussion of our operating results and some of the trends that affect our business. We believe that an understanding of these trends is important in order to understand our financial results for fiscal 2022 as well as our future prospects. This summary is not intended to be exhaustive, nor is it a substitute for the detailed discussion and analysis provided elsewhere in this Annual Report on Form 10-K.

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
In fiscal 2022, the IRS began accepting returns on January 24, 2022, and the tax filing deadline was April 18, 2022. However, in fiscal 2021, the IRS began accepting returns on February 12, 2021, and the tax filing deadline was May 17, 2021. In fiscal 2020, the IRS began accepting returns on January 27, 2020, and the tax filing deadline was July 15, 2020. As a result of the extensions of the tax filing deadlines in 2021 and 2020, a significant amount of our fiscal 2021 and 2020 Consumer segment and ProConnect segment revenues were recognized in the fourth quarter as compared to the third quarter of fiscal 2022.
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
For our consumer and professional tax offerings, we have implemented additional security measures and are continuing to work with state and federal governments to implement industry-wide security and anti-fraud measures, including sharing information regarding suspicious filings. We received ISO 27001 certification for a portion of our systems, and we continue to invest in security measures and to work with the broader industry and government to protect our customers against this type of fraud. Additionally, Credit Karma’s security measures are regularly reviewed and updated.
For a complete discussion of the most significant risks and uncertainties affecting our business, please see “Forward-Looking Statements” immediately preceding Part I and “Risk Factors” in Item 1A of Part I of this Annual Report.

Intuit Fiscal 2022 Form 10-K	33

Tables of Contents

Overview of Financial Results
The most important financial indicators that we use to assess our business are revenue growth for the company as a whole and for each reportable segment; operating income growth for the company as a whole; earnings per share; and cash flow from operations. We also track certain non-financial drivers of revenue growth and, when material, identify them in the applicable discussions of segment results below. Service offerings are a significant part of our business. Our total service and other revenue was $11.0 billion or 86% of our total revenue in fiscal 2022, and we expect our total service and other revenue to continue to grow in the future.
Key highlights for fiscal 2022 include the following:

Revenue of	Small Business & Self-Employed revenue of	Consumer revenue of
$12.7 B	$6.5 B	$3.9 B
up 32% from fiscal 2021	up 38% from fiscal 2021	up 10% from fiscal 2021

Credit Karma revenue of	ProConnect revenue of	Operating income of
$1.8 B	$546 M	$2.6 B
up 109% from fiscal 2021(1)	up 6% from fiscal 2021	up 3% from fiscal 2021

Net income of	Diluted net income per share of	Cash flow from operations of
$2.1 B	$7.28	$3.9 B
flat compared to fiscal 2021	down 4% from fiscal 2021	up 20% from fiscal 2021
(1) Credit Karma revenue for fiscal 2021 includes the operations of Credit Karma from the acquisition date of December 3, 2020, while fiscal 2022 includes the full twelve months of operations.

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

Intuit Fiscal 2022 Form 10-K	34

Tables of Contents
Revenue Recognition
We derive our revenue primarily from the sale of online services such as tax, accounting, payroll, merchant payment processing, delivery of qualified links, e-commerce, marketing automation, customer relationship management, and packaged desktop software products and desktop software subscriptions. Our contracts with customers often include promises to transfer multiple products and services. In determining how revenue should be recognized, a five-step process is used, which requires judgment and estimates within the revenue recognition process. The primary judgments include identifying the performance obligations in the contract and determining whether the performance obligations are distinct. If any of these judgments were to change it could cause a material increase or decrease in the amount of revenue we report in a particular period. For additional information, see “Revenue Recognition” in Note 1 to the consolidated financial statements in Item 8 of this Annual Report.
Business Combinations
As described in “Description of Business and Summary of Significant Accounting Policies – Business Combinations,” in Note 1 to the consolidated financial statements in Item 8 of this Annual Report, under the acquisition method of accounting we generally recognize the identifiable assets acquired, the liabilities assumed, and any noncontrolling interests in an acquiree at their fair values as of the date of acquisition. We measure goodwill as the excess of consideration transferred, which we also measure at fair value, over the net of the acquisition date fair values of the identifiable assets acquired and liabilities assumed. The acquisition method of accounting requires us to exercise judgment and make significant estimates and assumptions regarding the fair values of the elements of a business combination as of the date of acquisition, including the fair values of identifiable intangible assets, deferred tax asset valuation allowances, liabilities related to uncertain tax positions, and contingencies. This method allows us to refine these estimates over a one-year measurement period to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. If we are required to retroactively adjust provisional amounts that we have recorded for the fair values of assets and liabilities in connection with acquisitions, these adjustments could materially decrease our operating income and net income and result in lower asset values on our consolidated balance sheet.
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
As described in “Description of Business and Summary of Significant Accounting Policies – Goodwill, Acquired Intangible Assets and Other Long-Lived Assets,” in Note 1 to the consolidated financial statements in Item 8 of this Annual Report, in order to estimate the fair value of goodwill we use a weighted combination of a discounted cash flow model (known as the income approach) and comparisons to publicly traded companies engaged in similar businesses (known as the market approach). The income approach requires us to use a number of assumptions, including market factors specific to the business, the amount and timing of estimated future cash flows to be generated by the business over an extended period of time, long-term growth rates for the business, and a rate of return that considers the relative risk of achieving the cash flows and the time value of money. We evaluate cash flows at the reporting unit level. Although the assumptions we use in our discounted cash flow model are consistent with the assumptions we use to generate our internal strategic plans and forecasts, significant judgment is required to estimate the amount and timing of future cash flows from each reporting unit and the relative risk of achieving those cash flows. When using the market approach, we make judgments about the comparability of publicly traded companies engaged in similar businesses. We base our judgments on factors such as size, growth rates, profitability, risk, and return on investment. We also make judgments when adjusting market multiples of revenue, operating income, and earnings for these companies to reflect their relative similarity to our own businesses. See Note 6 to the consolidated financial statements in Item 8 of this Annual Report for a summary of goodwill by reportable segment.
We estimate the recoverability of acquired intangible assets and other long-lived assets that have finite useful lives by comparing the carrying amount of the asset to the future undiscounted cash flows that we expect the asset to generate. In order to estimate the fair value of those assets, we estimate the present value of future cash flows from those assets. The key assumptions that we use in our discounted cash flow model are the amount and timing of estimated future cash flows to be generated by the asset over an extended period of time and a rate of return that considers the relative risk of achieving the cash flows and the time value of money. Significant judgment is required to estimate the amount and timing of future cash flows and the relative risk of achieving those cash flows. We also make judgments about the remaining useful lives of acquired intangible assets and other long-lived assets that have finite lives. See Note 6 to the consolidated financial statements in

Intuit Fiscal 2022 Form 10-K	35

Tables of Contents
Item 8 of this Annual Report for a summary of cost, accumulated amortization and weighted average life in years for our acquired intangible assets.
Assumptions and estimates about future values and remaining useful lives are complex and often subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our internal forecasts. For example, if our future operating results do not meet current forecasts or if we experience a sustained decline in our market capitalization that is determined to be indicative of a reduction in fair value of one or more of our reporting units, we may be required to record future impairment charges for goodwill and acquired intangible assets. Impairment charges could materially decrease our future net income and result in lower asset values on our consolidated balance sheets.
During the fourth quarters of fiscal 2022, fiscal 2021, and fiscal 2020, we performed our annual goodwill impairment tests. Using the methodology described in “Description of Business and Summary of Significant Accounting Policies – Goodwill, Acquired Intangible Assets and Other Long-Lived Assets,” in Note 1 to the consolidated financial statements in Item 8 of this Annual Report, we determined that the estimated fair values of all of our reporting units substantially exceeded their carrying values and that they were not impaired.
Legal Contingencies
We are subject to certain legal proceedings, as well as demands, claims and threatened litigation that arise in the normal course of our business. We review the status of each significant matter quarterly and assess our potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, we record a liability and an expense for the estimated loss. If we determine that a loss is possible and the range of the loss can be reasonably determined, then we disclose the range of the possible loss. Significant judgment is required in the determination of whether a potential loss is probable, reasonably possible, or remote as well as in the determination of whether a potential exposure is reasonably estimable. Our accruals are based on the best information available at the time. As additional information becomes available, we reassess the potential liability related to our pending claims and litigation and may revise our estimates. Potential legal liabilities and the revision of estimates of potential legal liabilities could have a material impact on our financial position and results of operations. See Note 14 to the consolidated financial statements in Item 8 of this Annual Report for more information.
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
We recognize and measure benefits for uncertain tax positions using a two-step approach. The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of available evidence indicates that it is more likely than not that the tax position will be sustained upon audit, including resolution of any related appeals or litigation processes. For tax positions that are more likely than not of being sustained upon audit, the second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. Significant judgment is required to evaluate uncertain tax positions. We evaluate our uncertain tax positions on a quarterly basis. Our evaluations are based upon a number of factors, including changes in facts or circumstances, changes in tax law, correspondence with tax authorities during the course of audits and effective settlement of audit issues. Changes in the recognition or measurement of uncertain tax positions could result in material increases or decreases in our income tax expense in the period in which we make the change, which could have a material impact on our effective tax rate and operating results. See Note 11 to the consolidated financial statements in Item 8 of this Annual Report for more information.

Intuit Fiscal 2022 Form 10-K	36

Tables of Contents

RESULTS OF OPERATIONS
A discussion regarding our financial condition and results of operations for fiscal 2022 compared to fiscal 2021 is presented below. A discussion regarding our financial condition and results of operations for fiscal 2021 compared to fiscal 2020 can be found under Item 7 of Part II in our Annual Report on Form 10-K for the fiscal year ended July 31, 2021, filed with the SEC on September 8, 2021, which is available free of charge on the SEC’s website at www.sec.gov and on the Investor Relations section of our corporate website at investors.intuit.com.

Financial Overview

(Dollars in millions, except per share amounts)	Fiscal 2022	Fiscal 2021	Fiscal 2020	2022-2021 % Change	2021-2020 % Change
Total net revenue	$12,726	$9,633	$7,679	32%	25%
Operating income	2,571	2,500	2,176	3%	15%
Net income	2,066	2,062	1,826	—%	13%
Diluted net income per share	$7.28	$7.56	$6.92	(4%)	9%
Total net revenue increased $3.1 billion or 32% in fiscal 2022 compared with fiscal 2021. Our Small Business & Self-Employed segment revenue increased 38% primarily due to growth in our Online Ecosystem revenue, which included $762 million of revenue from Mailchimp. Revenue for our Consumer segment increased 10% primarily due to a shift in mix to our higher priced offerings including TurboTax Live and our Premier offering. Revenue for our Credit Karma segment increased $940 million in fiscal 2022 compared to fiscal 2021. This increase was primarily due to the fact that our fiscal 2021 results of operations included Credit Karma from the date of acquisition, which was December 3, 2020, while our fiscal 2022 results of operations include Credit Karma for the full reporting period. Additionally, Credit Karma revenue increased year over year primarily driven by growth in our credit card and personal loan verticals. See “Segment Results” later in this Item 7 for more information.
Operating income increased $71 million or 3% in fiscal 2022 compared with fiscal 2021. The increase was due to the higher revenue described above partially offset by an increase in expenses primarily for staffing, share-based compensation, marketing, and amortization of other acquired intangible assets. We also incurred a $141 million one-time charge related to our settlement with the 50 state attorneys general and the District of Columbia, entered into on May 4, 2022. See “Operating Expenses” later in this Item 7 and Note 14 to the consolidated financial statements in Item 8 of this Annual Report for more information.
Net income increased $4 million in fiscal 2022 compared with fiscal 2021 due the increase in operating income described above and a slightly lower effective tax rate, which were partially offset by an increase in interest expense from borrowing $4.7 billion on a term loan in fiscal 2022. Additionally, we recorded a $30 million gain in fiscal 2021 from the sale of a note receivable that was previously written off. Diluted net income per share decreased 4% to $7.28 for fiscal 2022 due to the increase in the weighted average shares outstanding from the shares issued as part of the acquisition of Mailchimp in the second quarter of fiscal 2022, which was partially offset by the increase in net income.

Segment Results
The information below is organized in accordance with our four reportable segments. All of our segments operate primarily in the United States and sell primarily to customers in the United States. Total international net revenue was approximately 8%, 5%, and 4% of consolidated total net revenue for the twelve months ended July 31, 2022, 2021 and 2020.
On December 3, 2020, we acquired Credit Karma in a business combination and it operates as a separate reportable segment. We have included the results of operations of Credit Karma in our consolidated statements of operations from the date of acquisition. See Note 7 to the consolidated financial statements in Item 8 of this Annual Report for more information. Segment operating income for Credit Karma includes all direct expenses, which is different from our other reportable segments where we do not fully allocate corporate expenses.
On November 1, 2021, we acquired Mailchimp in a business combination. Mailchimp is part of our Small Business & Self-Employed segment. We have included the results of operations of Mailchimp in our consolidated results of operations from the date of acquisition.
On August 1, 2022, to better align our personal finance strategy, our Mint offering moved from our Consumer segment to our Credit Karma segment. We have included the results of Mint in the Consumer segment in the segment results below. Revenue and operating results for Mint are not significant, and the previously reported segment results have not been reclassified. Effective August 1, 2022, the operating results for Mint will be included in the Credit Karma segment.
On August 1, 2022, we renamed our ProConnect segment as the ProTax segment. This segment continues to serve professional accountants.

Intuit Fiscal 2022 Form 10-K	37

Tables of Contents
Segment operating income is segment net revenue less segment cost of revenue and operating expenses. We include expenses such as corporate selling and marketing, product development, general and administrative, and non-employment related legal and litigation settlement costs, which are not allocated to specific segments, in unallocated corporate items as part of other corporate expenses. For Credit Karma, segment expenses include all direct expenses related to selling and marketing, product development, and general and administrative. Unallocated corporate items for all segments include share-based compensation, amortization of acquired technology, amortization of other acquired intangible assets, and goodwill and intangible asset impairment charges. These unallocated costs for all segments totaled $4.3 billion in fiscal 2022, $2.9 billion in fiscal 2021, and $2.3 billion in fiscal 2020. Unallocated costs increased in fiscal 2022 compared with fiscal 2021 due to increases in share-based compensation expense, general and administrative expense, amortization of other acquired intangible assets, amortization of acquired technology, product development, and selling and marketing expense. See Note 15 to the consolidated financial statements in Item 8 of this Annual Report for reconciliations of total segment operating income to consolidated operating income for each fiscal year presented.

Intuit Fiscal 2022 Form 10-K	38

Tables of Contents

Small Business & Self-Employed
Small Business & Self-Employed segment revenue includes both Online Ecosystem and Desktop Ecosystem revenue.
Our Online Ecosystem includes revenue from:
•QuickBooks Online, QuickBooks Live, QuickBooks Online Advanced and QuickBooks Self-Employed financial and business management offerings;
•Small business payroll services, including QuickBooks Online Payroll, Intuit Online Payroll, Intuit Full Service Payroll;
•Merchant payment processing services for small businesses who use online offerings;
•Mailchimp’s e-commerce, marketing automation, and customer relationship management offerings;
•QuickBooks Commerce, QuickBooks Checking, and financing for small businesses.
Our Desktop Ecosystem includes revenue from:
•QuickBooks Desktop software subscriptions (QuickBooks Desktop Pro Plus, QuickBooks Desktop Premier Plus, and QuickBooks Enterprise, and ProAdvisor Program memberships for the accounting professionals who serve small businesses);
•QuickBooks Desktop packaged software products (Desktop Pro, Desktop for Mac, Desktop Premier, and QuickBooks Point of Sale);
•Desktop payroll products (QuickBooks Basic Payroll, QuickBooks Assisted Payroll and QuickBooks Enhanced Payroll);
•Merchant payment processing services for small businesses who use desktop offerings;
•Financial supplies; and
•Financing for small businesses.

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

(Dollars in millions)	Fiscal 2022	Fiscal 2021	Fiscal 2020	2022-2021 % Change	2021-2020 % Change
Product revenue	$1,113	$1,085	$1,032
Service and other revenue	5,347	3,603	3,018
Total segment revenue	$6,460	$4,688	$4,050	38%	16%
% of total revenue	51%	49%	53%

Segment operating income	$3,499	$2,590	$2,091	35%	24%
% of related revenue	54%	55%	52%

Intuit Fiscal 2022 Form 10-K	39

Tables of Contents
Revenue classified by significant product and service offerings was as follows:

(Dollars in millions)	Fiscal 2022	Fiscal 2021	Fiscal 2020	2022-2021 % Change	2021-2020 % Change
Net revenue:
QuickBooks Online Accounting	$2,267	$1,699	$1,354	33%	25%
Online Services	2,171	1,051	828	107%	27%
Total Online Ecosystem	4,438	2,750	2,182	61%	26%
QuickBooks Desktop Accounting	851	789	755	8%	5%
Desktop Services and Supplies	1,171	1,149	1,113	2%	3%
Total Desktop Ecosystem	2,022	1,938	1,868	4%	4%
Total Small Business & Self-Employed	$6,460	$4,688	$4,050	38%	16%

Revenue for our Small Business & Self-Employed segment increased $1.8 billion or 38% in fiscal 2022 compared with fiscal 2021. The increase was primarily due to growth in Online Ecosystem revenue, which included $762 million of revenue from Mailchimp.
Online Ecosystem
Online Ecosystem revenue increased $1.7 billion or 61% in fiscal 2022 compared with fiscal 2021. QuickBooks Online Accounting revenue increased 33% in fiscal 2022 compared with fiscal 2021 primarily due to higher effective prices, an increase in customers, and a shift in mix to our higher priced offerings. Online Services revenue increased 107% in fiscal 2022 compared with fiscal 2021 primarily due to additional revenue from the Mailchimp offerings and an increase in revenue from our payroll and payments offerings. Online payroll revenue increased due to an increase in customers and a shift in mix to our full service offering. Online payments revenue increased due to an increase in charge volume per customer and an increase in customers.
Desktop Ecosystem
Desktop Ecosystem revenue increased $84 million or 4% in fiscal 2022 compared with fiscal 2021 primarily due to growth in our QuickBooks Desktop and Enterprise subscription offerings which was partially offset by a decrease in Desktop unit sales. In the first quarter of fiscal 2022, we discontinued our QuickBooks Desktop packaged software products and now sell predominantly on a subscription basis. Additionally, during fiscal 2022, there was an increase in revenue from our Desktop Payroll and Desktop Payments offerings.
Small Business & Self-Employed segment operating income increased $909 million or 35% in fiscal 2022 compared with fiscal 2021 primarily due to the increase in revenue described above, partially offset by higher expenses. We incurred higher expenses for staffing, marketing, and outside services.

Intuit Fiscal 2022 Form 10-K	40

Tables of Contents

Consumer

Consumer segment product revenue is derived primarily from TurboTax desktop tax return preparation software and related form updates.
Consumer segment service and other revenue is derived primarily from TurboTax Online and TurboTax Live offerings, electronic tax filing services and connected services, and also from our Mint offering.

(Dollars in millions)	Fiscal 2022	Fiscal 2021	Fiscal 2020	2022-2021 % Change	2021-2020 % Change
Product revenue	$208	$201	$203
Service and other revenue	3,707	3,362	2,933
Total segment revenue	$3,915	$3,563	$3,136	10%	14%
% of total revenue	31%	37%	41%

Segment operating income	$2,483	$2,237	$2,063	11%	8%
% of related revenue	63%	63%	66%
Revenue for our Consumer segment increased $352 million or 10% in fiscal 2022 compared with fiscal 2021 primarily due to a shift in mix to our higher priced product offerings including TurboTax Live and our Premier offering.
Consumer segment operating income increased $246 million or 11% in fiscal 2022 compared with fiscal 2021 due to the higher revenue described above, which was partially offset by higher expenses for marketing and staffing.
Effective August 1, 2022, our Mint offering is part of our Credit Karma segment.

Intuit Fiscal 2022 Form 10-K	41

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

(Dollars in millions)	Fiscal 2022	Fiscal 2021	Fiscal 2020	2022-2021 % Change	2021-2020 % Change
Product revenue	$—	$—	$—
Service and other revenue	1,805	865	—
Total segment revenue	$1,805	$865	$—	109%	N/A
% of total revenue	14%	9%	—%

Segment operating income	$531	$182	$—	192%	N/A
% of related revenue	29%	21%	N/A
We acquired Credit Karma on December 3, 2020. Our results of operations include the operations of Credit Karma beginning on the date of acquisition.
Revenue for our Credit Karma segment increased $940 million in fiscal 2022 compared with fiscal 2021. Our fiscal 2021 results of operations include Credit Karma from the date of acquisition, which was December 3, 2020, and our fiscal 2022 results of operations include Credit Karma for the full fiscal year. Credit Karma revenue also increased in fiscal 2022 primarily driven by growth in our credit card and personal loan verticals.
Credit Karma segment operating income increased $349 million in fiscal 2022 compared with fiscal 2021, primarily due to the increase in revenue described above, which was partially offset by higher expenses for staffing and marketing.
Effective August 1, 2022, our Mint offering is part of our Credit Karma segment.

Intuit Fiscal 2022 Form 10-K	42

Tables of Contents

ProConnect

ProConnect segment product revenue is derived primarily from Lacerte, ProSeries, and ProFile desktop tax preparation software products and related form updates.
ProConnect segment service and other revenue is derived primarily from ProConnect Tax Online tax products, electronic tax filing service, connected services, and bank products.

(Dollars in millions)	Fiscal 2022	Fiscal 2021	Fiscal 2020	2022-2021 % Change	2021-2020 % Change
Product revenue	$426	$412	$400
Service and other revenue	120	105	93
Total segment revenue	$546	$517	$493	6%	5%
% of total revenue	4%	5%	6%

Segment operating income	$383	$372	$346	3%	8%
% of related revenue	70%	72%	70%
Revenue for our ProConnect segment increased $29 million or 6% in fiscal 2022 compared with fiscal 2021 primarily due to a higher average revenue per customer and a shift in mix.
ProConnect segment operating income increased $11 million or 3% in fiscal 2022 compared with fiscal 2021 primarily due to the higher revenue described above, which was partially offset by higher expenses for staffing.
In August 2022, we renamed our ProConnect segment as the ProTax segment. This segment continues to serve professional accountants.

Intuit Fiscal 2022 Form 10-K	43

Tables of Contents

Cost of Revenue

(Dollars in millions)	Fiscal 2022	% of Related Revenue	Fiscal 2021	% of Related Revenue	Fiscal 2020	% of Related Revenue
Cost of product revenue	$69	4%	$69	4%	$72	4%
Cost of service and other revenue	2,197	20%	1,564	20%	1,284	21%
Amortization of acquired technology	140	n/a	50	n/a	22	n/a
Total cost of revenue	$2,406	19%	$1,683	17%	$1,378	18%
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
Cost of product revenue as a percentage of product revenue was relatively consistent in fiscal 2022 compared with fiscal 2021. We expense costs of product revenue as they are incurred for delivered software, and we do not defer any of these costs when product revenue is deferred.
Cost of service and other revenue as a percentage of service and other revenue was relatively consistent in fiscal 2022 compared with fiscal 2021.

Operating Expenses

(Dollars in millions)	Fiscal 2022	% of Total Net Revenue	Fiscal 2021	% of Total Net Revenue	Fiscal 2020	% of Total Net Revenue
Selling and marketing	$3,526	29%	$2,644	28%	$2,048	27%
Research and development	2,347	18%	1,678	17%	1,392	18%
General and administrative	1,460	11%	982	10%	679	9%
Amortization of other acquired intangible assets	416	3%	146	2%	6	—%
Total operating expenses	$7,749	61%	$5,450	57%	$4,125	54%
Total operating expenses as a percentage of total net revenue increased in fiscal 2022 compared to fiscal 2021. Total net revenue increased $3.1 billion or 32% and total operating expenses increased $2.3 billion or 42%. Total staffing increased $585 million; total share-based compensation expense increased $478 million; total marketing increased $434 million; and total amortization of other acquired intangible assets increased $270 million, which was primarily related to Mailchimp and Credit Karma. We also incurred a $141 million one-time charge related to the company’s settlement with the 50 state attorneys general and the District of Columbia, entered into on May 4, 2022.

Non-Operating Income and Expenses
Interest Expense
Interest expense of $81 million in fiscal 2022 consisted primarily of interest on our unsecured term loan, senior unsecured notes, and secured revolving credit facility. Interest expense of $29 million in fiscal 2021 consisted primarily of interest on our senior unsecured notes, secured revolving credit facility, unsecured term loan, and unsecured revolving credit facility. See Note 8 to the consolidated financial statements in Item 8 of this Annual Report for more information.

Intuit Fiscal 2022 Form 10-K	44

Tables of Contents
Interest and Other Income, Net

(In millions)	Fiscal 2022	Fiscal 2021	Fiscal 2020
Interest income (1)	$15	$11	$39
Net gain (loss) on executive deferred compensation plan assets (2)	(12)	28	5
Other (3)	49	46	(8)
Total interest and other income, net	$52	$85	$36
(1)    Interest income increased in fiscal 2022 compared to fiscal 2021 due to higher average interest rates.
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
(3)    In fiscal 2022, we recorded $47 million of net gains on other long-term investments. In fiscal 2021, we recorded a $30 million gain from the sale of a note receivable that was previously written off and net gains on other long-term investments of $17 million.
Income Taxes
Our effective tax rates for fiscal 2022 and fiscal 2021 were approximately 19% for both periods. Excluding the tax benefits related to share-based compensation, our effective tax rates for fiscal 2022 and fiscal 2021 were approximately 24%. This rate differed from the federal statutory rate of 21% primarily due to state income taxes and non-deductible share-based compensation, which were partially offset by the benefit we received from the federal research and experimentation credit. See Note 11 to the consolidated financial statements in Item 8 of this Annual Report for more information about our effective tax rates.
At July 31, 2022, we had net deferred tax liabilities of $608 million which included a valuation allowance for state research and experimentation tax credit carryforwards, foreign loss carryforwards, foreign intangible deferred tax assets and state operating loss carryforwards. See “Critical Accounting Policies and Estimates” earlier in this Item 7 and Note 11 to the consolidated financial statements in Item 8 of this Annual Report for more information.
A provision enacted as part of the 2017 Tax Cuts & Jobs Act requires companies to capitalize research and experimental expenditures for tax purposes in tax years beginning after December 31, 2021. This provision is applicable to us for our fiscal 2023. If this provision is not repealed or deferred, we expect our fiscal 2023 cash tax payments to increase significantly compared to our fiscal 2022.
The Inflation Reduction Act was enacted on August 16, 2022. This law, among other provisions, provides a corporate alternative minimum tax on adjusted financial statement income, which is effective for us beginning in fiscal 2024, and an excise tax on corporate stock repurchases, which is effective for our share repurchases after December 31, 2022. We are continuing to evaluate the impact it may have on our financial position and results of operations.
In the current global tax policy environment, the U.S. and other domestic and foreign governments continue to consider, and in some cases enact, changes in corporate tax laws. As changes occur, we account for finalized legislation in the period of enactment.

Intuit Fiscal 2022 Form 10-K	45

Tables of Contents

LIQUIDITY AND CAPITAL RESOURCES

Overview
At July 31, 2022, our cash, cash equivalents and investments totaled $3.3 billion, a decrease of $589 million from July 31, 2021, due to the factors described in “Statements of Cash Flows” below. Our primary sources of liquidity have been cash from operations, which includes the collection of accounts receivable for products and services, the issuance of senior unsecured notes, and borrowings under our credit facilities. Our primary uses of cash have been for research and development programs, selling and marketing activities, acquisitions of businesses, repurchases of our common stock under our stock repurchase programs, the payment of cash dividends, debt service costs and debt repayment, and capital projects. As discussed in “Executive Overview – Industry Trends and Seasonality” earlier in this Item 7, our business is subject to significant seasonality. The balance of our cash, cash equivalents and investments generally fluctuates with that seasonal pattern. We believe the seasonality of our business is likely to continue in the future.
The following table summarizes selected measures of our liquidity and capital resources at the dates indicated:

(Dollars in millions)	July 31, 2022	July 31, 2021	$ Change	% Change
Cash, cash equivalents and investments	$3,281	$3,870	$(589)	(15)%
Long-term investments	98	43	55	128%
Short-term debt	499	—	499	NM
Long-term debt	6,415	2,034	4,381	215%
Working capital	1,417	2,502	(1,085)	(43)%
Ratio of current assets to current liabilities	1.4 : 1	1.9 : 1
NM - Not meaningful
We have historically generated significant cash from operations, and we expect to continue to do so during fiscal 2023. Our cash, cash equivalents, and investments totaled $3.3 billion at July 31, 2022, none of those funds were restricted, and approximately 90% of those funds were located in the U.S.
On November 1, 2021, we terminated our amended and restated credit agreement dated May 2, 2019, and entered into a credit agreement with certain institutional lenders with an aggregate principal amount of $5.7 billion, which includes a $1 billion unsecured revolving credit facility that matures on November 1, 2026, and a $4.7 billion unsecured term loan that matures on November 1, 2024. On November 1, 2021, we borrowed the full $4.7 billion under the unsecured term loan to fund a portion of the cash consideration for the acquisition of Mailchimp. The $1 billion unsecured revolving credit facility is available to us for general corporate purposes and serves as a source of liquidity. See Note 8 to the consolidated financial statements in Item 8 of this Annual Report for more information.
Our secured revolving credit facility is available to fund a portion of our loans to qualified small businesses. At July 31, 2022, $230 million was outstanding under the secured revolving credit facility. See “Credit Facilities” later in this Item 7 for more information.
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
On December 3, 2020, we acquired Credit Karma. The fair value of the purchase consideration totaled $7.2 billion and included $3.4 billion in cash, 10.6 million shares of Intuit common stock with a fair value of $3.8 billion and assumed equity awards for services rendered through the acquisition date of $47 million. See "Business Combinations" below for more information.
On November 1, 2021, we acquired all of the outstanding equity of Mailchimp for total consideration of $12.0 billion, which included $5.7 billion in cash and 10.1 million shares of Intuit common stock with a value of approximately $6.3 billion. See Note 7 to the consolidated financial statements in Item 8 of this Annual Report for more information.
We evaluate, on an ongoing basis, the merits of acquiring technology or businesses, or establishing strategic relationships with and investing in other companies. Our strong liquidity profile enables us to quickly respond to these types of opportunities.

Intuit Fiscal 2022 Form 10-K	46

Tables of Contents

Statements of Cash Flows
The following table summarizes selected items from our consolidated statements of cash flows for fiscal 2022, fiscal 2021, and fiscal 2020. See the consolidated financial statements in Item 8 of this Annual Report for complete consolidated statements of cash flows for those periods.

	Fiscal	Fiscal	Fiscal
(Dollars in millions)	2022	2021	2020
Net cash provided by (used in):
Operating activities	$3,889	$3,250	$2,414
Investing activities	(5,421)	(3,965)	(97)
Financing activities	1,732	(3,176)	2,034
Effect of exchange rates on cash, cash equivalents, restricted cash, and restricted cash equivalents	(22)	13	(6)
Net increase (decrease) in cash, cash equivalents, restricted cash, and restricted cash equivalents	$178	$(3,878)	$4,345
During fiscal 2022, we generated $3.9 billion in cash from operations. We also received $4.7 billion from borrowings under our term loan, $928 million for the net sales and maturities of investments, and $162 million from the issuance of common stock under employee stock plans. During the same period, we used $5.7 billion for the acquisition of a business, $1.9 billion for the repurchase of shares of our common stock under our stock repurchase programs, $774 million for the payment of cash dividends, $611 million for payments for employee taxes withheld upon vesting of restricted stock units, $414 million for net originations of term loans, and $229 million for capital expenditures.
During fiscal 2021, we generated $3.3 billion in cash from operations and $196 million from the issuance of common stock under employee stock plans. During the same period, we used $3.1 billion for the acquisitions of businesses, $1.3 billion for the repayment of debt, $1.0 billion for the repurchase of shares of our common stock under our stock repurchase programs, $710 million for the net purchases of investments, $646 million for the payment of cash dividends, $383 million for payments for employee taxes withheld upon vesting of restricted stock units, $125 million for capital expenditures, and $96 million for net originations of term loans.

Stock Repurchase Programs and Dividends on Common Stock
As described in Note 12 to the financial statements in Item 8 of this Annual Report, during fiscal 2022 and fiscal 2021, we continued to repurchase shares of our common stock under a series of repurchase programs that our Board of Directors has authorized. At July 31, 2022, we had authorization from our Board of Directors to expend up to an additional $1.5 billion for stock repurchases. On August 19, 2022, our Board approved an increased authorization to purchase up to an additional $2 billion of our common stock under the existing stock repurchase program. We currently expect to continue repurchasing our common stock on a quarterly basis; however, future stock repurchases under the current program are at the discretion of management, and authorization of future stock repurchase programs is subject to the final determination of our Board of Directors.
We have continued to pay quarterly cash dividends on shares of our outstanding common stock. During fiscal 2022, we declared cash dividends that totaled $2.72 per share of outstanding common stock or approximately $781 million. In August 2022, our Board of Directors declared a quarterly cash dividend of $0.78 per share of outstanding common stock payable on October 18, 2022 to stockholders of records at the close of business on October 10, 2022. We currently expect to continue paying comparable cash dividends on a quarterly basis; however, future declarations of dividends and the establishment of future record dates and payment dates are subject to the final determination of our Board of Directors.

Business Combinations
Mailchimp
On November 1, 2021, we acquired all of the outstanding equity of Mailchimp for total consideration of $12.0 billion, which included $5.7 billion in cash and 10.1 million shares of Intuit common stock with a value of approximately $6.3 billion. The fair value of the stock consideration is based on the October 29, 2021 closing price of Intuit common stock of $625.99.
Pursuant to the equity purchase agreement, we also issued approximately 583,000 restricted stock units (RSUs) in substitution of outstanding equity incentive awards. These RSUs have a grant date fair value of approximately $355 million and will be expensed over three years. Additionally, we issued approximately 325,000 RSUs with a total grant date fair value of approximately $211 million to Mailchimp employees, of which $151 million will be expensed over four years and $60 million was expensed during the first six months following the acquisition date.
Mailchimp is part of our Small Business & Self-Employed segment. We have included the financial results of Mailchimp in the consolidated financial statements from the date of acquisition.

Intuit Fiscal 2022 Form 10-K	47

Tables of Contents
Credit Karma
On December 3, 2020, we acquired Credit Karma for total consideration of $8.1 billion which included assumed equity awards and restricted shares subject to a revest provision.
The fair value of the purchase consideration totaled $7.2 billion and included $3.4 billion in cash, 10.6 million shares of Intuit common stock with a fair value of $3.8 billion and assumed equity awards for services rendered through the acquisition date of $47 million.
We also issued shares of common stock with a fair value of $275 million which are restricted due to a revest provision and will be expensed over a service period of three years. The share-based compensation expense related to these restricted shares is non-deductible for income tax purposes. Additionally, we assumed equity awards for future services with a fair value of $663 million that are being charged to expense over the remaining service periods, which average approximately three years.
The fair value of the stock consideration is based on the December 2, 2020 closing price of Intuit common stock of $355.49.
As part of the merger agreement, following the close of the transaction, we issued approximately $300 million of restricted stock units to the employees of Credit Karma, which will be charged to expense over a service period of four years.
Credit Karma operates as a separate reportable segment. We have included the financial results of Credit Karma in the consolidated financial statements from the date of acquisition. See Note 7 to the consolidated financial statements in Item 8 of this Annual Report for more information.

Commitments for Senior Unsecured Notes
In June 2020, we issued $2 billion of senior unsecured notes comprised of the following:
•$500 million of 0.650% notes due July 2023;
•$500 million of 0.950% notes due July 2025;
•$500 million of 1.350% notes due July 2027; and
•$500 million of 1.650% notes due July 2030 (together, the Notes).
Interest is payable semiannually on January 15 and July 15 of each year. At July 31, 2022, our maximum commitment for interest payments under the Notes was $117 million through the maturity dates.
The Notes are senior unsecured obligations of Intuit and rank equally with all existing and future unsecured and unsubordinated indebtedness of Intuit and are redeemable by us at any time, subject to a make-whole premium. Upon the occurrence of change of control transactions that are accompanied by certain downgrades in the credit ratings of the Notes, we will be required to repurchase the Notes at a repurchase price equal to 101% of the aggregate outstanding principal plus any accrued and unpaid interest to but not including the date of repurchase. The indenture governing the Notes requires us to comply with certain covenants. For example, the Notes limit our ability to create certain liens and enter into sale and leaseback transactions. As of July 31, 2022, we were compliant with all covenants governing the Notes. See Note 8 to the consolidated financial statements in Item 8 of this Annual Report for more information.

Credit Facilities
Unsecured Revolving Credit Facility and Term Loan
On November 1, 2021, we terminated our amended and restated credit agreement dated May 2, 2019 (2019 Credit Facility), and entered into a credit agreement with certain institutional lenders with an aggregate principal amount of $5.7 billion, which includes a $4.7 billion unsecured term loan that matures on November 1, 2024, and a $1 billion unsecured revolving credit facility that matures on November 1, 2026 (2021 Credit Facility).
Under the 2021 Credit Facility we may, subject to certain customary conditions including lender approval, on one or more occasions increase commitments under the unsecured revolving credit facility in an amount not to exceed $250 million in the aggregate and may extend the maturity date up to two times. Advances under the unsecured revolving credit facility accrue interest at rates that are equal to, at our election, either (i) the alternate base rate plus a margin that ranges from 0.0% to 0.1%, or (ii) the Secured Overnight Finance Rate (SOFR) plus a margin that ranges from 0.69% to 1.1%. Actual margins under either election will be based on our senior debt credit ratings. At July 31, 2022, no amounts were outstanding under the unsecured revolving credit facility. We monitor counterparty risk associated with the institutional lenders that are providing the credit facility.
On November 1, 2021, we borrowed the full $4.7 billion under the unsecured term loan to fund a portion of the cash consideration for the acquisition of Mailchimp. Under this agreement we may, subject to certain customary conditions, on one or more occasions increase commitments under the term loan in an amount not to exceed $400 million in the aggregate. The term loan accrues interest at rates that are equal to, at our election, either (i) the alternate base rate plus a margin that ranges from 0.0% to 0.125% or SOFR plus a margin that ranges from 0.625% to 1.125%. Actual margins under either election are based on our senior debt credit ratings. At July 31, 2022, $4.7 billion was outstanding under the term loan.

Intuit Fiscal 2022 Form 10-K	48

Tables of Contents
The 2021 Credit Facility includes customary affirmative and negative covenants, including financial covenants that require us to maintain a ratio of total gross debt to annual earnings before interest, taxes, depreciation and amortization (EBITDA) of not greater than 3.25 to 1.00 and a ratio of annual EBITDA to annual interest expense of not less than 3.00 to 1.00 as of the last day of each fiscal quarter. As of July 31, 2022, we were compliant with all required covenants.
Secured Revolving Credit Facility
On February 19, 2019, a subsidiary of Intuit entered into a secured revolving credit facility with a lender to fund a portion of our loans to qualified small businesses. The revolving credit facility is secured by cash and receivables of the subsidiary and is non-recourse to Intuit Inc. We have entered into several amendments to the secured revolving credit facility, most recently on July 18, 2022, primarily to increase the facility limit, extend the commitment term and maturity date and update the benchmark interest rate. Under the amended agreement, the facility limit is $500 million, of which $300 million is committed and $200 million is uncommitted. Advances accrue interest at adjusted simple SOFR plus 1.5%. Unused portions of the committed credit facility accrue interest at a rate ranging from 0.25% to 0.75%, depending on the total unused committed balance. The commitment term is through July 18, 2025, and the final maturity date is July 20, 2026. The agreement includes certain affirmative and negative covenants, including financial covenants that require the subsidiary to maintain specified financial ratios. As of July 31, 2022, we were compliant with all required covenants. At July 31, 2022, $230 million was outstanding under this facility and the weighted-average interest rate was 3.96%, which includes the interest on any unused committed portion. The outstanding balance is secured by cash and receivables of the subsidiary totaling $615 million.

Cash Held by Foreign Subsidiaries
Our cash, cash equivalents and investments totaled $3.3 billion at July 31, 2022. Approximately 10% of those funds were held by our foreign subsidiaries and subject to repatriation tax considerations. These foreign funds were located primarily in Canada, the United Kingdom, and India. We do not expect to pay incremental U.S. taxes on repatriation. We have recorded income tax expense for Canada, India, and Israel withholding taxes on earnings that are not permanently reinvested. In the event that funds from foreign operations are repatriated to the United States, we would pay withholding taxes at that time.

CONTRACTUAL OBLIGATIONS
The following table summarizes our known contractual obligations to make future payments at July 31, 2022:

	Payments Due by Period
	Less than	1-3	3-5	More than
(In millions)	1 year	years	years	5 years	Total
Amounts due under executive deferred compensation plan	$147	$—	$—	$—	$147
Senior unsecured notes	500	500	500	500	2,000
Unsecured term loan	—	4,700	—	—	4,700
Secured revolving credit facility	—	—	230	—	230
Interest and fees due on debt	161	227	37	25	450
Operating leases (1)	64	198	143	323	728
Purchase obligations (2)	673	904	261	468	2,306
Total contractual obligations (3)	$1,545	$6,529	$1,171	$1,316	$10,561

(1)Includes operating leases for facilities and equipment. Amounts do not include $31 million of future sublease income. We had no significant finance leases at July 31, 2022. See Note 10 to the consolidated financial statements in Item 8 of this Annual Report for more information.
(2)Represents agreements to purchase products and services that are enforceable, legally binding and specify terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the payments.
(3)Other long-term obligations on our consolidated balance sheet at July 31, 2022, included long-term income tax liabilities of $44 million which related primarily to unrecognized tax benefits. We have not included this amount in the table above because we cannot make a reasonably reliable estimate regarding the timing of settlements with taxing authorities, if any.

RECENT ACCOUNTING PRONOUNCEMENTS
For a description of recent accounting pronouncements and the potential impact of these pronouncements on our consolidated financial statements, see Note 1 to the financial statements in Item 8 of this Annual Report.

Intuit Fiscal 2022 Form 10-K	49

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
Our investments consist of instruments that meet quality standards that are consistent with our investment policy. This policy specifies that, except for direct obligations of the United States government, securities issued by agencies of the United States government, and money market funds, we diversify our investments by limiting our holdings with any individual issuer. We do not hold derivative financial instruments or European sovereign debt in our portfolio of investments. See Note 2 and Note 3 to the consolidated financial statements in Item 8 of this Annual Report for a summary of the amortized cost and fair value of our investments by type of issue.
Our cash equivalents and investments are subject to market risk due to changes in interest rates. Interest rate movements affect the interest income we earn on cash equivalents and investments and the value of those investments. At July 31, 2022, our cash equivalents and investments totaled $2.5 billion and had a weighted average pre-tax yield of 1.976%. Total interest income for fiscal 2022 was $15 million. If the Federal Reserve Target Rate had increased by 25 basis points from the level of July 31, 2022, the value of our investments at that date would have decreased by approximately $2 million. If the Federal Reserve Target Rate had increased by 100 basis points from the level of July 31, 2022, the value of our investments at that date would have decreased by approximately $8 million.
We are also exposed to the impact of changes in interest rates as they affect our $5.7 billion unsecured credit facility, which includes a $1 billion unsecured revolving credit facility and a $4.7 billion unsecured term loan, and our $500 million secured revolving credit facility. Advances under the unsecured revolving credit facility accrue interest at rates that are equal to the alternate base rate plus a margin that ranges from 0.0% to 0.1% or the Secured Overnight Finance Rate (SOFR) plus a margin that ranges from 0.69% to 1.1%. The unsecured term loan accrues interest at rates that are equal to the alternate base rate plus a margin that ranges from 0.0% to 0.125% or SOFR plus a margin that ranges from 0.625% to 1.125%. Actual margins under the unsecured credit facility are based on our senior debt credit ratings. Advances under the secured revolving credit facility accrue interest at a rate of adjusted simple SOFR plus 1.5%. Consequently, our interest expense fluctuates with changes in the general level of these interest rates. At July 31, 2022, no amounts were outstanding under the unsecured revolving credit facility, $4.7 billion was outstanding under the unsecured term loan, and $230 million was outstanding under the secured revolving credit facility. See Note 8 to the consolidated financial statements in Item 8 of this Annual Report for more information.
In June 2020, we issued $2 billion of senior unsecured notes (together, the Notes) which was comprised of the following: $500 million of 0.650% notes due in July 2023, $500 million of 0.950% notes due in July 2025, $500 million of 1.350% notes due in July 2027, and $500 million of 1.650% notes due in July 2030. We carry these Notes at face value less unamortized discount and unamortized debt issuance costs on our consolidated balance sheet. Since these Notes bear interest at fixed rates, we have no financial statement risk associated with changes in interest rates. However, the fair value of these Notes fluctuates when interest rates change. See Note 2 and Note 8 to the consolidated financial statements in Item 8 of this Annual Report for more information.
Impact of Foreign Currency Rate Changes
The functional currencies of our international operating subsidiaries are generally the local currencies. We translate the assets and liabilities of our foreign subsidiaries at the exchange rates in effect on the balance sheet date. We translate revenue, costs and expenses at the average rates of exchange in effect during the period. We include translation gains and losses in the stockholders’ equity section of our consolidated balance sheets. We include net gains and losses resulting from foreign exchange transactions in interest and other income in our consolidated statements of operations.
Since we translate foreign currencies (primarily Canadian dollars, Indian rupees, and British pounds) into U.S. dollars for financial reporting purposes, currency fluctuations can have an impact on our financial results. The historical impact of currency fluctuations on our financial results has generally been immaterial. We believe that our exposure to currency exchange fluctuation risk is not significant because our global subsidiaries invoice customers and satisfy their financial obligations almost exclusively in their local currencies. We believe the impact of currency fluctuations will continue to not be significant in the foreseeable future due to the reasons cited above. As of July 31, 2022, we did not engage in foreign currency hedging activities.

Intuit Fiscal 2022 Form 10-K	50

Tables of Contents

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
1.INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

The following financial statements are filed as part of this report:

2.INDEX TO FINANCIAL STATEMENT SCHEDULES

The following financial statement schedule is filed as part of this report and should be read in conjunction with the Consolidated Financial Statements:

Schedule		Page
II	Valuation and Qualifying Accounts	94

All other schedules not listed above have been omitted because they are inapplicable or are not required.

Intuit Fiscal 2022 Form 10-K	51

Tables of Contents
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Intuit Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Intuit Inc. (the Company) as of July 31, 2022 and 2021, and the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended July 31, 2022, and the related notes and the financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at July 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of July 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated September 2, 2022 expressed an unqualified opinion thereon.

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

Intuit Fiscal 2022 Form 10-K	52

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

Accounting for Acquisition of Mailchimp

Description of the Matter
As described in Note 7 to the consolidated financial statements, during the year ended July 31, 2022, the Company completed its acquisition of Mailchimp for a total purchase price of $12.0 billion, which was accounted for as a business combination.

Auditing the Company's accounting for its acquisition of Mailchimp was complex due to the significant estimation uncertainty in determining the fair value of customer lists, purchased technology, and trade names/trademarks intangible assets, and judgment involved in applying the acquisition method of accounting to specific facts and circumstances of the acquisition. The significant estimation uncertainty was primarily due to the sensitivity of the respective fair values to underlying assumptions about the future performance of the acquired business. The significant assumptions used to estimate the fair values of the intangible assets based on forecasted results included revenue growth rates and operating margins. Each of these assumptions was subjective and involved significant judgment as they are forward looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company’s controls over its accounting for acquisitions, such as controls over the application of acquisition accounting, and the measurement of customer lists, purchased technology, and trade names/trademarks intangible assets, including the underlying assumptions used to develop such estimates, and application of the acquisition method of accounting to specific facts and circumstances of the acquisition.

To test the estimated fair value of the customer lists, purchased technology, and trade names/trademarks intangible assets, we performed substantive audit procedures that included, among others, evaluating the Company’s selection of valuation methodologies with the assistance of our valuation specialists and application of acquisition accounting, and evaluating the significant assumptions used by the Company to develop the forecasted revenue growth rates and projected operating margins. For example, we compared the significant assumptions to current industry, market and economic trends, and to the historical results of the acquired business and tested the completeness and accuracy of the underlying data used by management in the valuation.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1990.

San Jose, California
September 2, 2022

Intuit Fiscal 2022 Form 10-K	53

Tables of Contents
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Intuit Inc.

Opinion on Internal Control Over Financial Reporting
We have audited Intuit Inc.’s internal control over financial reporting as of July 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, Intuit Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of July 31, 2022, based on the COSO criteria.

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Mailchimp, which is included in the July 31, 2022 consolidated financial statements of the Company and constituted less than one percent of both total and net assets, as of July 31, 2022 and six percent of revenues, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Mailchimp.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of July 31, 2022 and 2021, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended July 31, 2022, and the related notes and the financial statement schedule listed in the Index at Item 15(a) and our report dated September 2, 2022 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

San Jose, California
September 2, 2022

Intuit Fiscal 2022 Form 10-K	54

Tables of Contents

INTUIT INC. CONSOLIDATED STATEMENTS OF OPERATIONS

	Twelve Months Ended July 31,
(In millions, except per share amounts)	2022	2021	2020
Net revenue:
Product	$1,747	$1,698	$1,635
Service and other	10,979	7,935	6,044
Total net revenue	12,726	9,633	7,679
Costs and expenses:
Cost of revenue:
Cost of product revenue	69	69	72
Cost of service and other revenue	2,197	1,564	1,284
Amortization of acquired technology	140	50	22
Selling and marketing	3,526	2,644	2,048
Research and development	2,347	1,678	1,392
General and administrative	1,460	982	679
Amortization of other acquired intangible assets	416	146	6
Total costs and expenses	10,155	7,133	5,503
Operating income	2,571	2,500	2,176
Interest expense	(81)	(29)	(14)
Interest and other income, net	52	85	36
Income before income taxes	2,542	2,556	2,198
Income tax provision	476	494	372
Net income	$2,066	$2,062	$1,826

Basic net income per share	$7.38	$7.65	$6.99
Shares used in basic per share calculations	280	270	261

Diluted net income per share	$7.28	$7.56	$6.92
Shares used in diluted per share calculations	284	273	264

Cash dividends declared per common share	$2.72	$2.36	$2.12

See accompanying notes.

Intuit Fiscal 2022 Form 10-K	55

Tables of Contents

INTUIT INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Twelve Months Ended July 31,
(In millions)	2022	2021	2020
Net income	$2,066	$2,062	$1,826
Other comprehensive income (loss), net of income taxes:
Unrealized gain (loss) on available-for-sale debt securities	(10)	(3)	5
Foreign currency translation gain (loss)	(26)	11	(1)
Total other comprehensive income (loss), net	(36)	8	4
Comprehensive income	$2,030	$2,070	$1,830

See accompanying notes.

Intuit Fiscal 2022 Form 10-K	56

Tables of Contents

INTUIT INC. CONSOLIDATED BALANCE SHEETS

	July 31,
(Dollars in millions, except par value; shares in thousands)	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$2,796	$2,562
Investments	485	1,308
Accounts receivable, net of allowance for doubtful accounts of $31 and $96	446	391
Notes receivable	509	132
Income taxes receivable	93	123
Prepaid expenses and other current assets	287	184
Current assets before funds receivable and amounts held for customers	4,616	4,700
Funds receivable and amounts held for customers	431	457
Total current assets	5,047	5,157
Long-term investments	98	43
Property and equipment, net	888	780
Operating lease right-of-use assets	549	380
Goodwill	13,736	5,613
Acquired intangible assets, net	7,061	3,252
Long-term deferred income tax assets	11	8
Other assets	344	283
Total assets	$27,734	$15,516
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$499	$—
Accounts payable	737	623
Accrued compensation and related liabilities	576	530
Deferred revenue	808	684
Other current liabilities	579	361
Current liabilities before funds payable and amounts due to customers	3,199	2,198
Funds payable and amounts due to customers	431	457
Total current liabilities	3,630	2,655
Long-term debt	6,415	2,034
Long-term deferred income tax liabilities	619	525
Operating lease liabilities	542	380
Other long-term obligations	87	53
Total liabilities	11,293	5,647
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value Authorized - 1,345 shares total; 145 shares designated Series A; 250 shares designated Series B Junior Participating Issued and outstanding - None	—	—
Common stock, $0.01 par value Authorized - 750,000 shares Outstanding - 281,932 shares at July 31, 2022 and 273,235 shares at July 31, 2021	3	3
Additional paid-in capital	17,722	10,545
Treasury stock, at cost	(14,805)	(12,951)
Accumulated other comprehensive loss	(60)	(24)
Retained earnings	13,581	12,296
Total stockholders’ equity	16,441	9,869
Total liabilities and stockholders’ equity	$27,734	$15,516

See accompanying notes.

Intuit Fiscal 2022 Form 10-K	57

Tables of Contents

INTUIT INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
(Dollars in millions, shares in thousands)	Shares	Amount
Balance at July 31, 2019	260,180	$3	$5,772	$(11,611)	$(36)	$9,621	$3,749
Comprehensive income	—	—	—	—	4	1,826	1,830
Issuance of stock under employee stock plans, net of shares withheld for employee taxes	2,736	—	(31)	—	—	—	(31)
Stock repurchases under stock repurchase programs	(1,176)	—	—	(318)	—	—	(318)
Dividends and dividend rights declared ($2.12 per share)	—	—	—	—	—	(562)	(562)
Share-based compensation expense	—	—	438	—	—	—	438
Balance at July 31, 2020	261,740	3	6,179	(11,929)	(32)	10,885	5,106
Comprehensive income	—	—	—	—	8	2,062	2,070
Issuance of stock under employee stock plans, net of shares withheld for employee taxes	2,593	—	(187)	—	—	—	(187)
Stock repurchases under stock repurchase programs	(2,422)	—	—	(1,022)	—	—	(1,022)
Dividends and dividend rights declared ($2.36 per share)	—	—	—	—	—	(651)	(651)
Share-based compensation expense	—	—	755	—	—	—	755
Issuance of stock in business combination	11,324	—	3,798	—	—	—	3,798
Balance at July 31, 2021	273,235	3	10,545	(12,951)	(24)	12,296	9,869
Comprehensive income	—	—	—	—	(36)	2,066	2,030
Issuance of stock under employee stock plans, net of shares withheld for employee taxes	2,361	—	(448)	—	—	—	(448)
Stock repurchases under stock repurchase programs	(3,754)	—	—	(1,854)	—	—	(1,854)
Dividends and dividend rights declared ($2.72 per share)	—	—	—	—	—	(781)	(781)
Share-based compensation expense	—	—	1,309	—	—	—	1,309
Issuance of stock in business combination	10,090	—	6,316	—	—	—	6,316
Balance at July 31, 2022	281,932	$3	$17,722	$(14,805)	$(60)	$13,581	$16,441

See accompanying notes.

Intuit Fiscal 2022 Form 10-K	58

Tables of Contents

INTUIT INC. CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twelve Months Ended July 31,
(In millions)	2022	2021	2020
Cash flows from operating activities:
Net income	$2,066	$2,062	$1,826
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	187	166	189
Amortization of acquired intangible assets	559	197	29
Non-cash operating lease cost	83	62	60
Share-based compensation expense	1,308	753	435
Deferred income taxes	120	(42)	(179)
Other	2	(39)	6
Total adjustments	2,259	1,097	540
Originations of loans held for sale	—	(41)	(566)
Sale and principal payments of loans held for sale	—	143	482
Changes in operating assets and liabilities:
Accounts receivable	(31)	(104)	(59)
Income taxes receivable	29	(51)	53
Prepaid expenses and other assets	(121)	30	(31)
Accounts payable	(95)	206	33
Accrued compensation and related liabilities	(357)	(70)	100
Deferred revenue	71	22	38
Operating lease liabilities	(83)	(66)	(61)
Other liabilities	151	22	59
Total changes in operating assets and liabilities	(436)	(11)	132
Net cash provided by operating activities	3,889	3,250	2,414
Cash flows from investing activities:
Purchases of corporate and customer fund investments	(830)	(1,489)	(701)
Sales of corporate and customer fund investments	1,524	229	130
Maturities of corporate and customer fund investments	234	550	596
Purchases of property and equipment	(157)	(53)	(59)
Capitalization of internal use software	(72)	(72)	(78)
Acquisitions of businesses, net of cash acquired	(5,682)	(3,064)	—
Originations of term loans to small businesses	(933)	(232)	(243)
Principal repayments of term loans from small businesses	519	136	287
Other	(24)	30	(29)
Net cash used in investing activities	(5,421)	(3,965)	(97)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	4,700	—	1,983
Proceeds from borrowings under unsecured revolving credit facility	—	—	1,000
Repayments on borrowings under unsecured revolving credit facility	—	(1,000)	—
Proceeds from borrowings under secured revolving credit facility	182	—	—
Repayment of debt	—	(338)	(50)
Proceeds from issuance of stock under employee stock plans	162	196	211
Payments for employee taxes withheld upon vesting of restricted stock units	(611)	(383)	(244)
Cash paid for purchases of treasury stock	(1,861)	(1,005)	(323)
Dividends and dividend rights paid	(774)	(646)	(561)

Intuit Fiscal 2022 Form 10-K	59

Tables of Contents

INTUIT INC. CONSOLIDATED STATEMENTS OF CASH FLOWS

Net change in funds receivable and funds payable and amounts due to customers	(56)	2	19
Other	(10)	(2)	(1)
Net cash provided by (used in) financing activities	1,732	(3,176)	2,034
Effect of exchange rates on cash, cash equivalents, restricted cash, and restricted cash equivalents	(22)	13	(6)
Net increase (decrease) in cash, cash equivalents, restricted cash, and restricted cash equivalents	178	(3,878)	4,345
Cash, cash equivalents, restricted cash, and restricted cash equivalents at beginning of period	2,819	6,697	2,352
Cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period	$2,997	$2,819	$6,697

Reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents reported within the consolidated balance sheets to the total amounts reported on the consolidated statements of cash flows
Cash and cash equivalents	$2,796	$2,562	$6,442
Restricted cash and restricted cash equivalents included in funds receivable and amounts held for customers	201	257	255
Total cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period	$2,997	$2,819	$6,697

Supplemental disclosure of cash flow information:
Interest paid	$67	$30	$14
Income taxes paid	$303	$578	$493

Supplemental schedule of non-cash investing activities:
Issuance of common stock in business combinations	$6,316	$3,798	$—

See accompanying notes.

Intuit Fiscal 2022 Form 10-K	60

Tables of Contents

INTUIT INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Summary of Significant Accounting Policies

Description of Business
Intuit helps consumers and small businesses prosper by delivering financial management and compliance products and services. We also provide specialized tax products to accounting professionals, who are key partners that help us serve small business customers.
Our global technology platform, which includes TurboTax, Credit Karma, QuickBooks, and Mailchimp, is designed to help consumers and small businesses manage their finances, save money, pay off debt and do their taxes. For those customers who run small businesses, we are focused on helping them find and keep customers, get paid faster, pay their employees, manage and get access to capital, and ensure that their books are done right. ProSeries and Lacerte are our leading tax preparation offerings for professional accountants. Incorporated in 1984 and headquartered in Mountain View, California, we sell our products and services primarily in the United States.

Basis of Presentation
These consolidated financial statements include the financial statements of Intuit and its wholly owned subsidiaries. We have eliminated all significant intercompany balances and transactions in consolidation. We have reclassified certain immaterial amounts previously reported in our financial statements to conform to the current presentation.
We acquired Credit Karma on December 3, 2020. We have included the results of operations for Credit Karma in our consolidated statements of operations from the date of acquisition. Credit Karma operates as a separate reportable segment. See Note 15, "Segment Information," for more information.
We acquired Mailchimp on November 1, 2021. We have included the results of operations for Mailchimp in our consolidated statements of operations from the date of acquisition. Mailchimp is part of our Small Business & Self-Employed segment. See Note 7, “Business Combinations,” for more information.
On August 1 2022, we renamed our ProConnect segment as the ProTax segment. This segment continues to serve professional accountants. See Note 15, "Segment Information," for more information.
On August 1, 2022, to better align our personal finance strategy, our Mint offering moved from our Consumer segment to our Credit Karma segment. See Note 15, "Segment Information," for more information.

Seasonality
Our Consumer and ProConnect offerings have a significant and distinct seasonal pattern as sales and revenue from our income tax preparation products and services are typically concentrated in the period from November through April. This seasonal pattern typically results in higher net revenues during our second and third quarters ending January 31 and April 30, respectively.
In fiscal 2022, the IRS began accepting returns on January 24, 2022, and the tax filing deadline was April 18, 2022. However, in fiscal 2021, the IRS began accepting returns on February 12, 2021, and the tax filing deadline was May 17, 2021. In fiscal 2020, the IRS began accepting returns on January 27, 2020, and the tax filing deadline was July 15, 2020. As a result of the extensions of the tax filing deadlines in 2021 and 2020, a significant amount of our fiscal 2021 and 2020 Consumer segment and ProConnect segment revenues were recognized in the fourth quarter as compared to the third quarter of fiscal 2022.

Use of Estimates
In preparing our consolidated financial statements in accordance with U.S. generally accepted accounting principles (GAAP), we make certain judgments, estimates, and assumptions that affect the amounts reported in our financial statements and the disclosures made in the accompanying notes. For example, we use judgments and estimates in determining how revenue should be recognized. These judgments and estimates include identifying performance obligations, determining if the performance obligations are distinct, determining the standalone sales price (SSP) and timing of revenue recognition for each distinct performance obligation, and estimating variable consideration to be included in the transaction price. We use estimates in determining the collectibility of accounts receivable and notes receivable, the appropriate levels of various accruals including accruals for litigation contingencies, the discount rate used to calculate lease liabilities, the amount of our worldwide tax provision, the realizability of deferred tax assets, the credit losses of available-for-sale debt securities, reserves for losses, and the fair value of assets acquired and liabilities assumed for business combinations. We also use estimates in determining the remaining economic lives and fair values of acquired intangible assets, property and equipment, and other

Intuit Fiscal 2022 Form 10-K	61

Tables of Contents
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
Nature of Products and Services
Online Offerings
Our online offerings include TurboTax Online and TurboTax Live, ProConnect Tax Online, QuickBooks Online, online payroll, and merchant payment processing services for small businesses who use our online offerings. Our Mailchimp offerings include e-commerce, marketing automation, and customer relationship management.
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
Desktop Offerings
Our desktop offerings consist of our QuickBooks Desktop products, which include both software subscriptions and packaged software products, our consumer and professional tax desktop products, which include TurboTax, Lacerte and ProSeries, our desktop payroll products, and merchant payment processing services for small businesses who use our desktop offerings.
Our QuickBooks Desktop software subscriptions include a term software license, version protection, enhancements, support and various connected services. We recognize revenue for the software license and version protection at the time they are delivered and recognize revenue for support and connected services over the subscription term as the services are provided. We have determined that the enhancements included in our QuickBooks Desktop software subscriptions are immaterial within the context of the contract. In the first quarter of fiscal 2022, we discontinued our QuickBooks Desktop packaged software products and now sell predominantly on a subscription basis.
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
We also sell some of our QuickBooks Desktop packaged software products and consumer tax packaged desktop software products in non-consignment and consignment arrangements to certain retailers. For these retailers, we begin recognizing revenue at the later of when control has transferred to the retailer or customer, or upon activation of the software subscriptions by the customer.
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

Intuit Fiscal 2022 Form 10-K	62

Tables of Contents
transactions. All revenue from our Credit Karma segment is included in service and other revenue on our consolidated statement of operations.
Cost-per-action revenue is earned based on a pre-determined fee for approved actions such as when credit cards are issued or when personal loans and other loans to businesses are funded. Revenue is recognized when a lead is generated that results in one of these approved actions.
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
Service and other revenue includes revenue from: our online offerings discussed above; our Credit Karma offerings; support, electronic filing services and connected services included with our desktop offerings; merchant payment processing services for our desktop offerings; and revenue-sharing and royalty arrangements.
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

Intuit Fiscal 2022 Form 10-K	63

Tables of Contents
Deferred Revenue
We record deferred revenue when we have entered into a contract with a customer and cash payments are received or due prior to transfer of control or satisfaction of the related performance obligation. During the twelve months ended July 31, 2022, we recognized revenue of $684 million, that was included in deferred revenue at July 31, 2021. During the twelve months ended July 31, 2021, we recognized revenue of $652 million, that was included in deferred revenue at July 31, 2020.
Our performance obligations are generally satisfied within 12 months of the initial contract date. As of July 31, 2022 and 2021, the deferred revenue balance related to performance obligations that will be satisfied after 12 months was $6 million and $8 million, respectively, and is included in other long-term obligations on our consolidated balance sheets.
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

Intuit Fiscal 2022 Form 10-K	64

Tables of Contents

Advertising
We expense all advertising costs as we incur them to selling and marketing expense in our consolidated statements of operations. We recorded advertising expense of approximately $1.6 billion for the twelve months ended July 31, 2022, $1.1 billion for the twelve months ended July 31, 2021, and $778 million for the twelve months ended July 31, 2020.

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

Intuit Fiscal 2022 Form 10-K	65

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

Computation of Net Income Per Share
We compute basic net income per share using the weighted average number of common shares outstanding during the period. We compute diluted net income per share using the weighted average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares consist of the shares issuable upon the exercise of stock options and upon the vesting of restricted stock units (RSUs) under the treasury stock method.
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
The following table presents the composition of shares used in the computation of basic and diluted net income per share for the periods indicated.

	Twelve Months Ended July 31,
(In millions, except per share amounts)	2022	2021	2020
Numerator:
Net income	$2,066	$2,062	$1,826
Denominator:
Shares used in basic per share amounts:
Weighted average common shares outstanding	280	270	261
Shares used in diluted per share amounts:
Weighted average common shares outstanding	280	270	261
Dilutive common equivalent shares from stock options and restricted stock awards	4	3	3
Dilutive weighted average common shares outstanding	284	273	264

Basic and diluted net income per share:
Basic net income per share	$7.38	$7.65	$6.99
Diluted net income per share	$7.28	$7.56	$6.92

Shares excluded from diluted net income per share:
Weighted average stock options and restricted stock units that have been excluded from dilutive common equivalent shares outstanding due to their anti-dilutive effect	1	—	—

Intuit Fiscal 2022 Form 10-K	66

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

Funds Receivable and Amounts Held for Customers and Funds Payable and Amounts Due to Customers
Funds receivable and amounts held for customers represents funds receivable from third-party payment processors for customer transactions and cash held on behalf of our customers that is invested in cash and cash equivalents and investment-grade available-for-sale debt securities, restricted for use solely for the purpose of satisfying amounts we owe on behalf of our customers. Funds payable and amounts due to customers consist of amounts we owe on behalf of our customers, such as direct deposit payroll funds and payroll taxes.

Property and Equipment
Property and equipment is stated at the lower of cost or realizable value, net of accumulated depreciation. We calculate depreciation using the straight-line method over the estimated useful lives of the assets, which range from two to 30 years. We amortize leasehold improvements using the straight-line method over the lesser of their estimated useful lives or remaining lease terms. We include the amortization of assets that are recorded under finance leases in depreciation expense. We review property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We did not record any significant property or equipment impairment charges during the twelve months ended July 31, 2022, 2021, or 2020.

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

Intuit Fiscal 2022 Form 10-K	67

Tables of Contents
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
If the carrying value of the net assets assigned to a reporting unit exceeds the estimated fair value of the unit, we would record an impairment loss equal to the difference. We recorded no goodwill impairment charges for the twelve months ended July 31, 2022, 2021 or 2020.
Acquired Intangible Assets and Other Long-Lived Assets
We generally record acquired intangible assets that have finite useful lives, such as purchased technology, in connection with business combinations. We amortize the cost of acquired intangible assets on a straight-line basis over their estimated useful lives, which range from two to fifteen years. We review intangible assets that have finite useful lives and other long-lived assets whenever an event or change in circumstances indicates that the carrying value of the asset may not be recoverable. We estimate the recoverability of these assets by comparing the carrying amount of the asset to the future undiscounted cash flows that we expect the asset to generate. We estimate the fair value of assets that have finite useful lives based on the present value of future cash flows for those assets. If the carrying value of an asset with a finite life exceeds its estimated fair value, we would record an impairment loss equal to the difference. Impairment charges for acquired intangible assets and other long-lived assets were not significant for the twelve months ended July 31, 2022, 2021 or 2020.

Share-Based Compensation Plans
We estimate the fair value of stock options granted using a lattice binomial model and a multiple option award approach. We amortize the fair value of stock options on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods.
RSUs granted typically vest based on continued service. We value these time-based RSUs at the date of grant using the intrinsic value method. We amortize the fair value of time-based RSUs on a straight-line basis over the service period. Certain RSUs granted to senior management vest based on the achievement of pre-established performance or market goals. We estimate the fair value of performance-based RSUs at the date of grant using the intrinsic value method and the probability that the specified performance criteria would be met. Each quarter we update our assessment of the probability that the specified performance criteria will be achieved and adjust our estimate of the fair value of the performance-based RSUs if necessary. We amortize the fair values of performance-based RSUs over the requisite service period for each separately vesting tranche of the award. We estimate the fair value of market-based RSUs at the date of grant using a Monte Carlo valuation methodology and amortize those fair values over the requisite service period for each separately vesting tranche of the award. The Monte Carlo methodology that we use to estimate the fair value of market-based RSUs at the date of grant incorporates into the valuation the possibility that the market condition may not be satisfied. Provided that the requisite service is rendered, the total fair value of the market-based RSUs at the date of grant must be recognized as compensation expense even if the market condition is not achieved. However, the number of shares that ultimately vest can vary significantly

Intuit Fiscal 2022 Form 10-K	68

Tables of Contents
with the performance of the specified market criteria. All of the RSUs we grant have dividend rights that are subject to the same vesting requirements as the underlying equity awards, so we do not adjust the intrinsic (market) value of our RSUs for dividends.
See Note 12, “Stockholders’ Equity,” for a description of our share-based compensation plans and more information on the assumptions we use to calculate the fair value of share-based compensation.

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
We sell a portion of our products through third-party retailers and distributors. As a result, we face risks related to the collectibility of our accounts receivable. To appropriately manage this risk, we perform ongoing evaluations of customer credit and limit the amount of credit extended as we deem appropriate, but generally do not require collateral. We maintain reserves for estimated credit losses and these losses have historically been within our expectations. However, since we cannot predict future changes in the financial stability of our customers, we cannot guarantee that our reserves will continue to be adequate. No customer accounted for 10% or more of total net revenue for the twelve months ended July 31, 2022, 2021 or 2020, nor did any customer account for 10% or more of total accounts receivable at July 31, 2022 or July 31, 2021.
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

Accounting Standards Recently Adopted
Business Combinations - In October 2021, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2021-08, “Business Combinations—Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (Topic 805).” This standard requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities from acquired contracts using the revenue recognition guidance under Accounting Standards Codification Topic 606 in order to align the recognition of a contract liability with the definition of a performance obligation. This approach differs from the current requirement to measure contract assets and contract liabilities acquired in a business combination at fair value. We elected to early adopt this standard in the second quarter of our fiscal year that began August 1, 2021. The adoption of ASU 2021-08 did not have a material impact on our consolidated financial statements.

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

Intuit Fiscal 2022 Form 10-K	69

Tables of Contents
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

	At July 31, 2022			At July 31, 2021
(In millions)	Level 1	Level 2	Total Fair Value	Level 1	Level 2	Total Fair Value
Assets:
Cash equivalents, primarily money market funds and time deposits	$1,835	$—	$1,835	$1,660	$—	$1,660
Available-for-sale debt securities:
Municipal bonds	—	—	—	—	38	38
Corporate notes	—	589	589	—	1,400	1,400
U.S. agency securities	—	96	96	—	70	70
Total available-for-sale securities	—	685	685	—	1,508	1,508
Total assets measured at fair value on a recurring basis	$1,835	$685	$2,520	$1,660	$1,508	$3,168
Liabilities:
Senior unsecured notes(1)	$—	$1,838	$1,838	$—	$1,986	$1,986
(1) Carrying value on our consolidated balance sheets were $1.99 billion at both July 31, 2022 and July 31, 2021. See Note 8, “Debt” for more information.
The following table summarizes our cash equivalents and available-for-sale debt securities by balance sheet classification and level in the fair value hierarchy at the dates shown:

	At July 31, 2022			At July 31, 2021
(In millions)	Level 1	Level 2	Total Fair Value	Level 1	Level 2	Total Fair Value
Cash equivalents:
In cash and cash equivalents	$1,835	$—	$1,835	$1,660	$—	$1,660
Available-for-sale debt securities:
In investments	$—	$485	$485	$—	$1,308	$1,308
In funds receivable and amounts held for customers	—	200	200	—	200	200
Total available-for-sale debt securities	$—	$685	$685	$—	$1,508	$1,508
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

Intuit Fiscal 2022 Form 10-K	70

Tables of Contents
Financial liabilities whose fair values we measure using Level 2 inputs consist of senior unsecured notes. See Note 8, “Debt” for more information. We measure the fair value of our senior unsecured notes based on their trading prices and the interest rates we could obtain for other borrowings with similar terms.
There were no transfers between Level 1, Level 2, and Level 3 of the fair value hierarchy during the twelve months ended July 31, 2022, 2021 or 2020.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
Assets measured at fair value on a non-recurring basis include reporting units measured at fair value in a goodwill impairment test and our long-term investments.
Estimates of fair value for reporting units fall under Level 3 of the fair value hierarchy. During the fourth quarters of fiscal 2022, fiscal 2021, and fiscal 2020, we performed our annual goodwill impairment tests. Using the methodology described in Note 1, we determined that the estimated fair values of all of our reporting units exceeded their carrying values and that they were not impaired.
Long-term investments represent non-marketable equity securities in privately held companies that do not have a readily determinable fair value. They are accounted for at cost and adjusted based on observable price changes from orderly transactions for identical or similar investments of the same issuer or impairment. These investments are classified as Level 3 in the fair value hierarchy because we estimate the value of these investments using a valuation method based on observable transaction price changes at the transaction date. We recognized $54 million and $17 million of upward adjustments during the twelve months ended July 31, 2022 and July 31, 2021, respectively. There were no upward adjustments during the twelve months ended July 31, 2020. Impairments recognized during the twelve months ended July 31, 2022, July 31, 2021 and July 31, 2020 were immaterial. Cumulative upward adjustments were $71 million and cumulative impairments were immaterial through July 31, 2022 for measurement alternative investments held as of July 31, 2022. As of July 31, 2022 and July 31, 2021, the carrying value of long-term investments was $98 million and $43 million, respectively.

3. Cash and Cash Equivalents, Investments, and Funds Receivable and Amounts Held for Customers
The following table summarizes our cash and cash equivalents, investments and funds receivable and amounts held for customers by balance sheet classification at the dates indicated.

	July 31, 2022		July 31, 2021
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Classification on consolidated balance sheets:
Cash and cash equivalents	$2,796	$2,796	$2,562	$2,562
Investments	490	485	1,305	1,308
Funds receivable and amounts held for customers	435	431	456	457
Total cash and cash equivalents, investments, and funds receivable and amounts held for customers	$3,721	$3,712	$4,323	$4,327
The following table summarizes our cash and cash equivalents, investments and relevant portion of funds receivable and amounts held for customers by investment category at the dates indicated. As of July 31, 2022, this excludes $30 million of funds receivable included in funds receivable and amounts held for customers not measured and recorded at fair value.

	July 31, 2022		July 31, 2021
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Type of issue:
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$2,997	$2,997	$2,819	$2,819
Available-for-sale debt securities:
Municipal bonds	—	—	37	38
Corporate notes	597	589	1,397	1,400
U.S. agency securities	97	96	70	70
Total available-for-sale debt securities	694	685	1,504	1,508
Total cash, cash equivalents, restricted cash, restricted cash equivalents, and investments	$3,691	$3,682	$4,323	$4,327

Intuit Fiscal 2022 Form 10-K	71

Tables of Contents
We include realized gains and losses on our available-for-sale debt securities in interest and other income or expense on our consolidated statements of operations. Gross realized gains and losses on our available-for-sale debt securities for the twelve months ended July 31, 2022, 2021 and 2020 were not significant.
We accumulate unrealized gains and losses on our available-for-sale debt securities, net of tax, in accumulated other comprehensive income or loss in the stockholders’ equity section of our consolidated balance sheets, except for certain unrealized losses described below. Gross unrealized gains and losses on our available-for-sale debt securities at July 31, 2022 and July 31, 2021 were not significant.
For available-for sale debt securities in an unrealized loss position, we determine whether a credit loss exists. The estimate of the credit loss is determined by considering available information relevant to the collectibility of the security and information about past events, current conditions, and reasonable and supportable forecasts. The allowance for credit loss is recorded to interest and other income on our consolidated statement of operations, not to exceed the amount of the unrealized loss. Any excess unrealized loss greater than the credit loss at a security level is recognized in accumulated other comprehensive income or loss in the stockholders' equity section of our consolidated balance sheets. We determined there were no credit losses related to available-for-sale securities as of July 31, 2022. Unrealized losses on available-for-sale debt securities at July 31, 2022 were not significant. We do not intend to sell these investments. In addition, it is more likely than not that we will not be required to sell them before recovery of the amortized cost basis, which may be at maturity.
The following table summarizes our available-for-sale debt securities, included in investments and relevant portion of funds receivable and amounts held for customers, classified by the stated maturity date of the security at the dates indicated.

	July 31, 2022		July 31, 2021
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$316	$313	$551	$553
Due within two years	298	293	550	551
Due within three years	79	78	398	398
Due after three years	1	1	5	6
Total available-for-sale debt securities	$694	$685	$1,504	$1,508

The following table summarizes our funds receivable and amounts held for customers by asset category at the dates indicated.

(In millions)	July 31, 2022	July 31, 2021	July 31, 2020	July 31, 2019
Restricted cash and restricted cash equivalents	$201	$257	$255	$236
Restricted available-for-sale debt securities and funds receivable	230	200	200	200
Total funds receivable and amounts held for customers	$431	$457	$455	$436

4. Notes Receivable and Allowances for Loan Losses
Notes receivable consist of term loans to small businesses. The term loans are not secured and are recorded at amortized cost, net of allowances for loan losses. We maintain an allowance for loan losses to reserve for potentially uncollectible notes receivable. We evaluate the creditworthiness of our term loan portfolio on an individual loan basis, based on a data analytics risk model that evaluates trends related to revenue, debt payments and negative events in the previous 12 months and applies a loss rate at the time of loan origination. The average is then applied against the outstanding portfolio. The loss rate and underlying model are updated periodically to reflect actual loan performance and changes to inherent risk assumptions. We make judgments about the known and inherent risks in the loan portfolio, adverse situations that may affect borrowers’ ability to repay and current and future economic conditions. When we determine that amounts are uncollectible, we write them off against the allowance. As of July 31, 2022 and July 31, 2021, the net notes receivable balance was $540 million and $139 million, respectively. The current portion is included in notes receivable and the long term portion is included in other assets on our consolidated balance sheets. As of July 31, 2022 and July 31, 2021, the allowances for loan losses were not material.
We consider a loan to be delinquent when the payments are one day past due. We place delinquent loans on nonaccrual status and stop accruing interest revenue. Loans are returned to accrual status if they are brought current or have performed in accordance with the contractual terms for a reasonable period of time and, in our judgment, will continue to make periodic principal and interest payments as per contractual terms. Past due amounts are not material for all periods presented.
Interest revenue is earned on loans originated and held to maturity in accordance with the specified period of time and defined interest rate noted in the loan contract. Interest revenue is recorded net of amortized direct origination costs and is included in service and other revenue on our consolidated statements of operations. Interest revenue was not material for all periods presented.

Intuit Fiscal 2022 Form 10-K	72

Tables of Contents

5. Property and Equipment
Property and equipment consisted of the following at the dates indicated:

	Life in	July 31,
(Dollars in millions)	Years	2022	2021
Equipment	3-5	$208	$199
Computer software	2-6	911	899
Furniture and fixtures	5	101	96
Leasehold improvements	2-16	366	350
Land	NA	79	79
Buildings	5-30	378	375
Capital in progress	NA	283	122
		2,326	2,120
Less accumulated depreciation and amortization		(1,438)	(1,340)
Total property and equipment, net		$888	$780
__________________________
NA = Not Applicable
Capital in progress at July 31, 2022 and 2021, consisted primarily of costs related to various buildings and site improvements that have not yet been placed into service.
As discussed in Note 1, “Description of Business and Summary of Significant Accounting Policies – Internal Use Software,” we capitalize costs related to the development of computer software for internal use. We capitalized internal use software costs totaling $72 million for the twelve months ended July 31, 2022; $72 million for the twelve months ended July 31, 2021; and $78 million for the twelve months ended July 31, 2020. These amounts included capitalized labor costs of $13 million, $30 million, and $40 million, respectively. Costs related to internal use software projects are included in the capital in progress category of property and equipment until project completion, at which time they are transferred to the computer software category.

6. Goodwill and Acquired Intangible Assets

Goodwill
Changes in the carrying value of goodwill by reportable segment during the twelve months ended July 31, 2022 and July 31, 2021 were as shown in the following table. Our reportable segments are described in Note 15, “Segment Information.”

(In millions)	Balance July 31, 2020	Goodwill Acquired	Foreign Currency Translation	Balance July 31, 2021	Goodwill Acquired	Foreign Currency Translation	Balance July 31, 2022
Small Business & Self-Employed	$1,518	$59	$1	$1,578	$8,115	$(4)	$9,689
Consumer	42	—	—	42	10	(1)	51
Credit Karma	—	3,898	—	3,898	5	(4)	3,899
ProConnect	94	—	1	95	2	—	97
Totals	$1,654	$3,957	$2	$5,613	$8,132	$(9)	$13,736
Goodwill is net of accumulated impairment losses of $114 million, which were recorded prior to July 31, 2020 and are included in our Consumer segment. The increase in goodwill during the twelve months ended July 31, 2022 was primarily due to the acquisition of Mailchimp. The increase in goodwill during the twelve months ended July 31, 2021 was primarily due to the acquisition of Credit Karma.

Intuit Fiscal 2022 Form 10-K	73

Tables of Contents

Acquired Intangible Assets
The following table shows the cost, accumulated amortization and weighted average life in years for our acquired intangible assets at the dates indicated. The increases in intangible assets during the twelve months ended July 31, 2022 were primarily related to the acquisition of Mailchimp. See Note 7, “Business Combinations.” The weighted average lives are calculated for assets that are not fully amortized.

(Dollars in millions)	Customer Lists / User Relationships	Purchased Technology	Trade Names and Logos	Covenants Not to Compete or Sue	Total

At July 31, 2022:
Cost	$6,197	$1,612	$680	$42	$8,531
Accumulated amortization	(748)	(593)	(87)	(42)	(1,470)
Acquired intangible assets, net	$5,449	$1,019	$593	$—	$7,061
Weighted average life in years	14	8	13	0	13

At July 31, 2021:
Cost	$3,038	$686	$400	$42	$4,166
Accumulated amortization	(377)	(455)	(41)	(41)	(914)
Acquired intangible assets, net	$2,661	$231	$359	$1	$3,252
Weighted average life in years	15	5	15	3	14
The following table shows the expected future amortization expense for our acquired intangible assets at July 31, 2022. Amortization of purchased technology is charged to amortization of acquired technology in our consolidated statements of operations. Amortization of other acquired intangible assets such as customer lists is charged to amortization of other acquired intangible assets in our consolidated statements of operations. If impairment events occur, they could accelerate the timing of acquired intangible asset charges.

(In millions)	Expected Future Amortization Expense

Twelve months ending July 31,
2023	$646
2024	624
2025	622
2026	620
2027	594
Thereafter	3,955
Total expected future amortization expense	$7,061

7. Business Combinations

Mailchimp
On November 1, 2021, we acquired all of the outstanding equity of Mailchimp, a global customer engagement and marketing platform for growing small and mid-market businesses. We acquired Mailchimp to help deliver on the vision of an innovative, end-to-end customer growth platform for small and mid-market businesses. Mailchimp is part of our Small Business & Self-Employed segment. We have included the financial results of Mailchimp in the consolidated financial statements from the date of acquisition. Pro forma information related to this acquisition has not been presented, as the effect of the acquisition on our consolidated results of operations was not material. Our results of operations for the twelve months ended July 31, 2022 included $762 million of revenue attributable to Mailchimp. For the twelve months ended July 31, 2022, we recorded professional fees associated with the acquisition of $63 million in general and administrative expenses.
The fair value of the purchase consideration totaled $12.0 billion, which included $5.7 billion in cash and 10.1 million shares of Intuit common stock with a value of approximately $6.3 billion. The fair value of the stock consideration is based on the October 29, 2021 closing price of Intuit common stock of $625.99.

Intuit Fiscal 2022 Form 10-K	74

Tables of Contents
Pursuant to the equity purchase agreement we also issued approximately 583,000 RSUs in substitution of outstanding equity incentive awards. These RSUs have a grant date fair value of $355 million and will be expensed over three years. Additionally, we issued approximately 325,000 RSUs with a total grant date fair value of $211 million to Mailchimp employees, of which $151 million will be expensed over four years and $60 million was expensed during the first six months following the acquisition date.
The preliminary allocation of the Mailchimp purchase price is as follows:

(In millions)	Amount
Cash and cash equivalents	$42
Investments	126
Accounts receivable, net	25
Income taxes receivable	1
Prepaid expenses and other current assets	24
Long-term investments	1
Property and equipment, net	15
Operating lease right-of-use assets	31
Goodwill	8,101
Intangible assets	4,340
Long-term deferred income tax assets	6
Other assets	1
Accounts payable	(163)
Accrued compensation and related liabilities	(409)
Deferred revenue	(52)
Other current liabilities	(68)
Long-term portion of operating lease liabilities	(20)
Other long-term obligations	(5)
Total preliminary purchase price allocation	$11,996
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
Intangible assets consist of customer lists, purchased technology, and trade names/trademarks. We amortize purchased intangible assets on a straight-line basis over their respective useful lives. The weighted average life of the total acquired identifiable intangible assets is 12.0 years. The following table presents the details of identifiable intangible assets acquired.

(In millions, except years)	Estimated Useful Life	Amount
Customer lists	13 years	$3,160
Purchased technology	9 years	900
Trade names/trademarks	10 years	280
Total identifiable intangible assets		$4,340

Credit Karma
On December 3, 2020, we acquired all of the outstanding shares of Credit Karma, a consumer technology platform. We acquired Credit Karma to help consumers unlock smart money decisions and accelerate our mission of powering prosperity around the world, by creating a personal financial assistant that helps consumers find the right financial products, put more money in their pockets and access financial expertise and education. Credit Karma is a separate reportable segment. See Note 15, "Segment Information," for more information. We have included the financial results of Credit Karma in the consolidated financial statements from the date of acquisition. For the twelve months ended July 31, 2021 and July 31, 2020, the transaction costs associated with the acquisition were approximately $31 million and $28 million, respectively, and were recorded in general and administrative expenses.

Intuit Fiscal 2022 Form 10-K	75

Tables of Contents
We acquired Credit Karma for total consideration of $8.1 billion, which included assumed equity awards and restricted shares subject to a revest provision.
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
The allocation of the Credit Karma purchase price is as follows:

(In millions)	Amount
Cash and cash equivalents	$436
Accounts receivable, net	141
Income taxes receivable	59
Prepaid expenses and other current assets	7
Long-term investments	3
Property and equipment, net	63
Operating lease right-of-use assets	167
Goodwill	3,898
Intangible assets	3,372
Other assets	81
Accounts payable	(86)
Accrued compensation and related liabilities	(113)
Other current liabilities	(24)
Operating lease liabilities	(172)
Long-term deferred income tax liabilities	(627)
Other long-term obligations	(10)
Total purchase price allocation	$7,195
The excess of purchase consideration over the fair value of the net assets acquired was recorded as goodwill, which is primarily attributed to the assembled workforce of Credit Karma and the synergies expected to be achieved. This goodwill is assigned to the new Credit Karma segment and is non-deductible for income tax purposes. We completed the purchase price allocation for the Credit Karma acquisition during the second quarter of fiscal 2022 with no material adjustments from our preliminary purchase price allocation.
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

(In millions, except years)	Estimated Useful Life	Amount
User relationships	15 years	$2,781
Trade names/Trademarks	15 years	375
Purchased technology	6 years	216
Total identifiable intangible assets		$3,372

Intuit Fiscal 2022 Form 10-K	76

Tables of Contents
The following table summarizes the long-term deferred income tax assets and liabilities included in the purchase price allocation above:

(In millions)	Amount
Intangibles	$(851)
Federal and state net operating loss carryforwards	138
Federal research and experimentation credit carryforwards	51
Other, net	35
Total net long-term deferred income tax liabilities	$(627)

8. Debt
The carrying value of our debt was as follows at the dates indicated:

	July 31,	July 31,	Effective
(In millions)	2022	2021	Interest Rate
Senior unsecured notes issued June 2020:
0.650% notes due July 2023	$500	$500	0.837%
0.950% notes due July 2025	500	500	1.127%
1.350% notes due July 2027	500	500	1.486%
1.650% notes due July 2030	500	500	1.767%
Term loan	4,700	—
Secured revolving credit facility	230	48
Total principal balance of long-term debt	6,930	2,048
Unamortized discount and debt issuance costs	(16)	(14)
Total carrying value of long-term debt	$6,914	$2,034

Short-term debt	$499	$—
Long-term debt	$6,415	$2,034

Senior Unsecured Notes
In June 2020, we issued four series of senior unsecured notes (together, the Notes) pursuant to a public debt offering. The proceeds from the issuance were $1.98 billion, net of debt discount of $2 million and debt issuance costs of $15 million.
Interest is payable semiannually on January 15 and July 15 of each year. The discount and debt issuance costs are amortized to interest expense over the term of the Notes under the effective interest method. We paid $23 million and $24 million of interest on the Notes during the twelve months ended July 31, 2022 and 2021, respectively.
The Notes are senior unsecured obligations of Intuit and rank equally with all existing and future unsecured and unsubordinated indebtedness of Intuit and are redeemable by us at any time, subject to a make-whole premium. Upon the occurrence of change of control transactions that are accompanied by certain downgrades in the credit ratings of the Notes, we will be required to repurchase the Notes at a repurchase price equal to 101% of the aggregate outstanding principal plus any accrued and unpaid interest to but not including the date of repurchase. The indenture governing the Notes requires us to comply with certain covenants. For example, the Notes limit our ability to create certain liens and enter into sale and leaseback transactions. As of July 31, 2022, we were compliant with all covenants governing the Notes.

Unsecured Credit Facility
On November 1, 2021, we terminated our amended and restated credit agreement dated May 2, 2019 (2019 Credit Facility), and entered into a credit agreement with certain institutional lenders with an aggregate principal amount of $5.7 billion, which includes a $4.7 billion unsecured term loan that matures on November 1, 2024, and a $1 billion unsecured revolving credit facility that matures on November 1, 2026 (2021 Credit Facility).
The 2021 Credit Facility includes customary affirmative and negative covenants, including financial covenants that require us to maintain a ratio of total gross debt to annual earnings before interest, taxes, depreciation and amortization (EBITDA) of not greater than 3.25 to 1.00 and a ratio of annual EBITDA to annual interest expense of not less than 3.00 to 1.00 as of the last day of each fiscal quarter. As of July 31, 2022, we were compliant with all required covenants.

Intuit Fiscal 2022 Form 10-K	77

Tables of Contents
Term Loan. On November 1, 2021, we borrowed the full $4.7 billion under the unsecured term loan to fund a portion of the cash consideration for the acquisition of Mailchimp. Under this agreement we may, subject to certain customary conditions, on one or more occasions increase commitments under the term loan in an amount not to exceed $400 million in the aggregate. The term loan accrues interest at rates that are equal to, at our election, either (i) the alternate base rate plus a margin that ranges from 0.0% to 0.125% or SOFR plus a margin that ranges from 0.625% to 1.125%. Actual margins under either election will be based on our senior debt credit ratings. Interest on the term loan is payable monthly. At July 31, 2022, $4.7 billion was outstanding under the term loan. The carrying value of the term loan is net of debt issuance costs of $5 million as of July 31, 2022 and approximates its fair value. We paid $42 million of interest on the term loan during the twelve months ended July 31, 2022. We paid $2 million and $9 million of interest on our previous term loan under the 2019 Credit Facility during the twelve months ended July 31, 2021 and 2020, respectively.
Unsecured Revolving Credit Facility. The 2021 Credit Facility includes a $1 billion unsecured revolving credit facility that will expire on November 1, 2026. Under this agreement we may, subject to certain customary conditions including lender approval, on one or more occasions increase commitments under the unsecured revolving credit facility in an amount not to exceed $250 million in the aggregate and may extend the maturity date up to two times. Advances under the unsecured revolving credit facility accrue interest at rates that are equal to, at our election, either (i) the alternate base rate plus a margin that ranges from 0.0% to 0.1%, or (ii) the Secured Overnight Finance Rate (SOFR) plus a margin that ranges from 0.69% to 1.1%. Actual margins under either election will be based on our senior debt credit ratings. At July 31, 2022, no amounts were outstanding under the unsecured revolving credit facility. We paid no interest on the unsecured revolving credit facility during the twelve months ended July 31, 2022. We paid $1 million and $2 million of interest on our previous unsecured revolving credit facility during the twelve months ended July 31, 2021 and 2020, respectively.

Secured Revolving Credit Facility
On February 19, 2019, a subsidiary of Intuit entered into a secured revolving credit facility with a lender to fund a portion of our loans to qualified small businesses. The revolving credit facility is secured by cash and receivables of the subsidiary and is non-recourse to Intuit Inc. We have entered into several amendments to the secured revolving credit facility, most recently on July 18, 2022, primarily to increase the facility limit, extend the commitment term and maturity date and update the benchmark interest rate. Under the amended agreement, the facility limit is $500 million, of which $300 million is committed and $200 million is uncommitted. Advances accrue interest at adjusted daily simple SOFR plus 1.5%. Unused portions of the committed credit facility accrue interest at a rate ranging from 0.25% to 0.75%, depending on the total unused committed balance. The commitment term is through July 18, 2025, and the final maturity date is July 20, 2026. The agreement includes certain affirmative and negative covenants, including financial covenants that require the subsidiary to maintain specified financial ratios. As of July 31, 2022, we were compliant with all required covenants. At July 31, 2022, $230 million was outstanding under this facility and the weighted-average interest rate was 3.96%, which includes the interest on any unused committed portion. The outstanding balance is secured by cash and receivables of the subsidiary totaling $615 million. Interest on the facility is payable monthly. We paid $2 million, $3 million, and $3 million of interest on the secured revolving credit facility during each of the twelve months ended July 31, 2022, 2021 and 2020, respectively.
Future principal payments for long-term debt at July 31, 2022 were as shown in the table below.

(In millions)
Fiscal year ending July 31,
2023	$500
2024	—
2025	5,200
2026	230
2027	500
Thereafter	500
Total future principal payments for long-term debt	$6,930

Intuit Fiscal 2022 Form 10-K	78

Tables of Contents

9. Other Liabilities and Commitments

Other Current Liabilities
Other current liabilities were as follows at the dates indicated:

	July 31,
(In millions)	2022	2021
Executive deferred compensation plan liabilities	$147	$153
Accrued settlement for state attorneys general	141	—
Sales, property, and other taxes	40	5
Current portion of operating lease liabilities	84	66
Reserve for returns and credits	25	21
Amounts due for share repurchases	10	17
Merchant and consumer payments processing reserves	21	10
Reserve for promotional discounts and rebates	6	10
Current portion of dividend payable	12	9
Interest payable	11	1
Income taxes payable	8	3
Other	74	66
Total other current liabilities	$579	$361

Other Long-Term Obligations
Other long-term obligations were as follows at the dates indicated:

	July 31,
(In millions)	2022	2021
Income tax liabilities	$44	$24
Dividend payable	12	8
Deferred revenue	6	8
Other	25	13
Total other long-term obligations	$87	$53

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
Annual minimum commitments under purchase obligations at July 31, 2022 were as shown in the table below.

(In millions)	Purchase Obligations
Fiscal year ending July 31,
2023	$673
2024	434
2025	470
2026	233
2027	28
Thereafter	468
Total commitments	$2,306

Intuit Fiscal 2022 Form 10-K	79

Tables of Contents

10. Leases
We lease office facilities under non-cancellable operating lease arrangements. Our facility leases generally provide for periodic rent increases and may contain escalation clauses and renewal options. Our leases have remaining lease terms of up to 20 years, which include options to extend that are reasonably certain of being exercised. Some of our leases include one or more options to extend the leases for up to 10 years per option which we are not reasonably certain to exercise. The options to extend are generally at rates to be determined in accordance with the agreements. Options to extend the lease are included in the lease liability if they are reasonably certain of being exercised. We do not have significant finance leases.
We sublease certain office facilities to third parties. These subleases have remaining lease terms of up to 8 years, some of which include one or more options to extend the subleases for up to 5 years per option.
In March 2020, we entered into an agreement to terminate an office facility lease and related sublease, which were due to expire in 2025 and 2022, respectively. As a result, we reduced our operating lease right-of-use assets and lease liabilities by $61 million during the twelve months ended July 31, 2020.
The components of lease expense were as follows:

	Twelve Months Ended July 31,
(In millions)	2022	2021	2020
Operating lease cost (1)	$105	$75	$69
Variable lease cost	15	11	13
Sublease income	(17)	(16)	(22)
Total net lease cost	$103	$70	$60
(1)    Includes short-term leases, which are not significant for the twelve months ended July 31, 2022, 2021 or 2020.
Supplemental cash flow information related to operating leases was as follows:

	Twelve Months Ended July 31,
(In millions)	2022	2021	2020
Cash paid for amounts included in the measurement of operating lease liabilities	$104	$76	$70

Right-of-use assets obtained in exchange for new operating lease liabilities (1)	$238	$60	$346
(1)    For the twelve months ended July 31, 2020, this includes $319 million for operating leases existing on August 1, 2019 and $27 million for operating leases that commenced during fiscal 2020.
Other information related to operating leases was as follows at the dates indicated:

	July 31,
	2022	2021	2020
Weighted-average remaining lease term for operating leases	8.1 years	6.8 years	5.5 years
Weighted-average discount rate for operating leases	2.9%	2.3%	3.1%
Future minimum lease payments under non-cancellable operating leases as of July 31, 2022 were as follows:

(In millions)	Operating Leases (1)
Fiscal year ending July 31,
2023	$64
2024	105
2025	93
2026	76
2027	67
Thereafter	323
Total future minimum lease payments	728
Less imputed interest	(102)
Present value of lease liabilities	$626
(1)    Non-cancellable sublease proceeds for the fiscal years ending July 31, 2023, 2024, 2025, 2026, 2027, and thereafter of $11 million, $10 million, $5 million, $1 million, $1 million, and $3 million, respectively, are not included in the table above.

Intuit Fiscal 2022 Form 10-K	80

Tables of Contents
Supplemental balance sheet information related to operating leases was as follows at the date indicated:

	July 31,
(In millions)	2022	2021

Operating lease right-of-use assets	$549	$380

Other current liabilities	$84	$66
Operating lease liabilities	542	380
Total operating lease liabilities	$626	$446

11. Income Taxes
The provision for income taxes consisted of the following for the periods indicated:

	Twelve Months Ended July 31,
(In millions)	2022	2021	2020
Current:
Federal	$253	$399	$372
State	93	121	79
Foreign	31	17	21
Total current	377	537	472
Deferred:
Federal	85	(33)	(47)
State	18	(11)	(47)
Foreign	(4)	1	(6)
Total deferred	99	(43)	(100)
Total provision for income taxes	$476	$494	$372
We recognized excess tax benefits on share-based compensation of $134 million, $126 million, and $90 million in the provision for income taxes for the twelve months ended July 31, 2022, 2021, and 2020, respectively.
The sources of income before the provision for income taxes consisted of the following for the periods indicated:

	Twelve Months Ended July 31,
(In millions)	2022	2021	2020
United States	$2,433	$2,497	$2,206
Foreign	109	59	(8)
Total	$2,542	$2,556	$2,198

Intuit Fiscal 2022 Form 10-K	81

Tables of Contents
Differences between income taxes calculated using the federal statutory income tax rate and the provision for income taxes were as follows for the periods indicated:

	Twelve Months Ended July 31,
(In millions)	2022	2021	2020
Income before income taxes	$2,542	$2,556	$2,198

Statutory federal income tax	$534	$537	$462
State income tax, net of federal benefit	87	87	25
Federal research and experimentation credits	(94)	(70)	(54)
Share-based compensation	54	38	22
Federal excess tax benefits related to share-based compensation	(112)	(105)	(79)
Effects of non-U.S. operations	4	4	13
Other, net	3	3	(17)
Total provision for income taxes	$476	$494	$372
The state income tax line in the table above includes excess tax benefits related to share-based compensation of $22 million, $21 million and $11 million for the twelve months ended July 31, 2022, 2021 and 2020, respectively.
In the current global tax policy environment, the U.S. and other domestic and foreign governments continue to consider, and in some cases enact, changes in corporate tax laws. As changes occur, we account for finalized legislation in the period of enactment.
Significant deferred tax assets and liabilities were as follows at the dates indicated:

	July 31,
(In millions)	2022	2021
Deferred tax assets:
Accruals and reserves not currently deductible	$84	$48
Operating lease liabilities	168	113
Accrued and deferred compensation	84	132
Loss and tax credit carryforwards	224	282
Intangible assets	25	33
Share-based compensation	97	59
Other, net	23	16
Total gross deferred tax assets	705	683
Valuation allowance	(244)	(205)
Total deferred tax assets	461	478
Deferred tax liabilities:
Operating lease right-of-use assets	149	96
Intangibles	868	844
Property and equipment	9	10
Other, net	43	45
Total deferred tax liabilities	1,069	995
Net deferred tax assets (liabilities)	$(608)	$(517)
The components of total net deferred tax assets (liabilities), net of valuation allowances, as shown on our consolidated balance sheets were as follows at the dates indicated:

	July 31,
(In millions)	2022	2021
Long-term deferred income tax assets	$11	$8
Long-term deferred income tax liabilities	(619)	(525)
Net deferred tax assets (liabilities)	$(608)	$(517)
We have provided a valuation allowance related to state research and experimentation tax credit carryforwards, foreign loss carryforwards, foreign intangible deferred tax assets and state operating loss carryforwards that we believe are unlikely to be realized. Changes in the valuation allowance during the twelve months ended July 31, 2022 and July 31, 2021 were primarily

Intuit Fiscal 2022 Form 10-K	82

Tables of Contents
related to state research and experimentation tax credit carryforwards, foreign intangible deferred tax assets, foreign loss carryforwards and state operating loss carryforwards.
At July 31, 2022, we had total federal net operating loss carryforwards of approximately $22 million that will start to expire in fiscal 2032. Utilization of the net operating losses is subject to annual limitation. The annual limitation may result in the expiration of net operating losses before utilization.
At July 31, 2022, we had total state net operating loss carryforwards of approximately $86 million for which we have recorded a deferred tax asset of $6 million and a valuation allowance of $3 million. The state net operating loss carryforwards will start to expire in fiscal 2028. Utilization of the net operating losses is subject to annual limitation. The annual limitation may result in the expiration of net operating losses before utilization.
At July 31, 2022, we had Singapore operating loss carryforwards of approximately $78 million, Brazil operating loss carryforwards of approximately $69 million and United Kingdom operating loss carryforwards of approximately $36 million which have an indefinite carryforward period. We maintain a full valuation allowance with respect to operating losses in Singapore, Brazil and United Kingdom jurisdictions, as there is not sufficient evidence of future sources of taxable income required to utilize such carryforwards.
At July 31, 2022, we had federal research and experimentation credit carryforwards of approximately $3 million that will start to expire in fiscal 2039. Utilization of the Federal research and experimentation credit is subject to annual limitation. The annual limitation may result in the expiration of the Federal research and experimentation credit before utilization.
At July 31, 2022, we had California research and experimentation credit carryforwards of approximately $289 million. The California research and experimentation credit will carryforward indefinitely. We recorded a full valuation on the related deferred tax asset, as we believe it is more likely than not that these credits will not be utilized.

Unrecognized Tax Benefits
The aggregate changes in the balance of our gross unrecognized tax benefits were as follows for the periods indicated:

	Twelve Months Ended July 31,
(In millions)	2022	2021	2020
Gross unrecognized tax benefits, beginning balance	$190	$101	$120
Increases related to tax positions from prior fiscal years, including acquisitions	9	69	2
Decreases related to tax positions from prior fiscal years	(13)	—	(35)
Increases related to tax positions taken during current fiscal year	31	31	21
Settlements with tax authorities	—	—	(1)
Lapse of statute of limitations	(1)	(11)	(6)
Gross unrecognized tax benefits, ending balance	$216	$190	$101
The total amount of our unrecognized tax benefits at July 31, 2022 was $216 million. If we were to recognize these net benefits, our income tax expense would reflect a favorable net impact of $123 million. We do not believe that it is reasonably possible that there will be a significant increase or decrease in unrecognized tax benefits over the next 12 months.
We file U.S. federal, U.S. state, and foreign tax returns. Our major tax jurisdictions are the U.S. federal jurisdiction and California. For U.S. federal tax returns, we are no longer subject to tax examinations for fiscal 2017 and for years prior to fiscal 2016. For California tax returns, we are no longer subject to tax examination for years prior to fiscal 2016.
We recognize interest and penalties related to unrecognized tax benefits within the provision for income taxes. Amounts accrued at July 31, 2022 and July 31, 2021 for the payment of interest and penalties were not significant. The amounts of interest and penalties that we recognized during the twelve months ended July 31, 2022, 2021 and 2020 were also not significant.
We offset a $89 million and $75 million long-term liability for uncertain tax positions against our long-term income tax receivable at July 31, 2022 and July 31, 2021, respectively. The long-term income tax receivable at July 31, 2022 and July 31, 2021 was primarily related to the government’s approval of a method of accounting change request for fiscal 2018 and a refund claim related to Credit Karma’s alternative minimum tax credit that was recorded as part of the acquisition.

Intuit Fiscal 2022 Form 10-K	83

Tables of Contents

12. Stockholders’ Equity

Stock Repurchase Programs and Treasury Shares
Intuit’s Board of Directors has authorized a series of common stock repurchase programs. Shares of common stock repurchased under these programs become treasury shares. Under these programs, we repurchased 3.8 million shares of our common stock for $1.9 billion during the twelve months ended July 31, 2022. Included in this amount were $10 million of repurchases which occurred in late July 2022 and settled in August 2022. At July 31, 2022, we had authorization from our Board of Directors to expend up to an additional $1.5 billion for stock repurchases. On August 19, 2022, our Board approved a new stock repurchase program under which we are authorized to repurchase up to an additional $2 billion of our common stock. Future stock repurchases under the current program are at the discretion of management, and authorization of future stock repurchase programs is subject to the final determination of our Board of Directors.
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
In the past we have satisfied option exercises and restricted stock unit vesting under our employee equity incentive plans by reissuing treasury shares, and we may do so again in the future. During the second quarter of fiscal 2014, we began issuing new shares of common stock to satisfy option exercises and RSU vesting under our 2005 Equity Incentive Plan. We have not yet determined the ultimate disposition of the shares that we have repurchased in the past, and consequently we continue to hold them as treasury shares.

Dividends on Common Stock
During fiscal 2022, we declared cash dividends that totaled $2.72 per share of outstanding common stock or approximately $781 million. In August 2022, our Board of Directors declared a quarterly cash dividend of $0.78 per share of outstanding common stock payable on October 18, 2022 to stockholders of record at the close of business on October 10, 2022. Future declarations of dividends and the establishment of future record dates and payment dates are subject to the final determination of our Board of Directors.

Description of 2005 Equity Incentive Plan and Credit Karma, Inc. 2015 Equity Incentive Plan
Our stockholders initially approved our 2005 Equity Incentive Plan (2005 Plan) on December 9, 2004. On January 20, 2022, our stockholders approved an Amended and Restated 2005 Equity Incentive Plan (Restated 2005 Plan) that expires on January 20, 2032. Under the Restated 2005 Plan, we are permitted to grant incentive and non-qualified stock options, restricted stock awards, RSUs, stock appreciation rights and stock bonus awards to our employees, non-employee directors, and consultants. The Compensation and Organizational Development Committee of our Board of Directors or its delegates determine who will receive grants, when those grants will be exercisable, their exercise price and other terms. We are permitted to issue up to 159.5 million shares under the Restated 2005 Plan, including 3,366,512 shares that were previously available for issuance prior to January 20, 2022 under the Credit Karma Plan, described below, adjusted for the fungible ratio of the Restated 2005 Plan. The plan provides a fungible share reserve. Each stock option granted on or after November 1, 2010 reduces the share reserve by one share and each restricted stock award or restricted stock unit granted reduces the share reserve by 2.3 shares. Stock options forfeited and returned to the pool of shares available for grant increase the pool by one share for each share forfeited. Restricted stock awards and RSUs forfeited and returned to the pool of shares available for grant increase the pool by 2.3 shares for each share forfeited. Shares withheld for income taxes upon vesting of RSUs that were granted on or after July 21, 2016 are also returned to the pool of shares available for grant. Stock options granted under the 2005 Plan and the Restated 2005 Plan typically vest over three to four years based on continued service and have a seven year term. RSUs granted under those plans typically vest over three to four years based on continued service. Certain RSUs granted to senior management vest based on the achievement of pre-established performance or market goals.
In connection with our acquisition of Credit Karma on December 3, 2020, we assumed the Credit Karma, Inc. 2015 Equity Incentive Plan, as amended (Credit Karma Plan), under which the assumed equity awards were granted. See Note 7, “Business Combinations,” for more information on the Credit Karma acquisition and the related equity awards assumed. Under the Restated 2005 Plan, effective January 20, 2022, shares available under the Credit Karma Plan became available for grant under the Restated 2005 Plan and no shares may be granted out of the Credit Karma Plan.

Intuit Fiscal 2022 Form 10-K	84

Tables of Contents
Through January 20, 2022, the Credit Karma Plan provided a fungible share reserve. Each restricted stock unit granted reduced the share reserve by one share. RSUs forfeited and returned to the pool of shares available for grant increased the pool by one share for each share forfeited. Shares withheld for income taxes upon vesting of RSUs were also returned to the pool of shares available for grant. After January 20, 2022, shares forfeited and returned to the pool from grants issued out of the Credit Karma Plan will increase the pool by 2.3 shares for each share forfeited.
At July 31, 2022, there were approximately 26.3 million shares available for grant under the Restated 2005 Plan and no awards may be granted out of the Credit Karma Plan.

Description of Employee Stock Purchase Plan
On November 26, 1996, our stockholders initially adopted our Employee Stock Purchase Plan (ESPP) under Section 423 of the Internal Revenue Code. The ESPP permits our eligible employees to make payroll deductions to purchase our stock on regularly scheduled purchase dates at a discount. Our stockholders have approved amendments to the ESPP to permit the issuance of up to 23.8 million shares under the ESPP, which expires upon the earliest to occur of (a) termination of the ESPP by the Board, or (b) issuance of all the shares of Intuit’s common stock reserved for issuance under the ESPP. Offering periods under the ESPP are six months in duration and composed of two consecutive three-month accrual periods. Shares are purchased at 85% of the lower of the closing price for Intuit common stock on the first day of the offering period or the last day of the accrual period.
Under the ESPP, employees purchased 326,961 shares of Intuit common stock during the twelve months ended July 31, 2022; 405,268 shares during the twelve months ended July 31, 2021; and 449,999 shares during the twelve months ended July 31, 2020. At July 31, 2022, there were 723,955 shares available for issuance under this plan.

Share-Based Compensation Expense
The following table summarizes the total share-based compensation expense that we recorded in operating income for the periods shown.

	Twelve Months Ended July 31,
(In millions except per share amounts)	2022	2021	2020
Cost of product revenue	$2	$1	$1
Cost of service and other revenue	144	68	59
Selling and marketing	309	183	116
Research and development	521	281	151
General and administrative	332	220	108
Total share-based compensation expense	1,308	753	435
Income tax benefit	(396)	(269)	(173)
Decrease in net income	$912	$484	$262

Decrease in net income per share:
Basic	$3.26	$1.79	$1.00
Diluted	$3.21	$1.77	$0.99
We capitalized $1 million, $2 million, and $3 million in share-based compensation related to internal use software projects during the twelve months ended July 31, 2022, 2021, and 2020.

Determining Fair Value
Valuation and Amortization Methods
RSUs granted typically vest based on continued service. We value these time-based RSUs at the date of grant using the intrinsic value method. We amortize the fair value of time-based RSUs on a straight-line basis over the service period. These time-based RSUs accounted for approximately 85% of our total share-based compensation expense during the twelve months ended July 31, 2022. Certain RSUs granted to senior management vest based on the achievement of pre-established performance or market goals. We estimate the fair value of performance-based RSUs at the date of grant using the intrinsic value method and the probability that the specified performance criteria will be met. Each quarter we update our assessment of the probability that the specified performance criteria will be achieved and adjust our estimate of the fair value of the performance-based RSUs if necessary. We amortize the fair values of performance-based RSUs over the requisite service period for each separately vesting tranche of the award. We estimate the fair value of market-based RSUs at the date of grant using a Monte Carlo valuation methodology and amortize those fair values over the requisite service period for each separately vesting tranche of the award. The Monte Carlo methodology that we use to estimate the fair value of market-based RSUs at the date of grant incorporates into the valuation the possibility that the market condition may not be satisfied. Provided that

Intuit Fiscal 2022 Form 10-K	85

Tables of Contents
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
We used the following assumptions to estimate the fair value of stock options granted and shares purchased under our Employee Stock Purchase Plan for the periods indicated:

	Twelve Months Ended July 31,
	2022	2021	2020
Assumptions for stock options:
Expected volatility	35%	29%	32%
Weighted average expected volatility	35%	29%	32%
Risk-free interest rate	2.73%	0.62%	0.20%
Expected dividend yield	0.61%	0.45%	0.70%

Assumptions for ESPP:
Expected volatility (range)	26% - 39%	31% - 36%	23% - 72%
Weighted average expected volatility	23%	34%	39%
Risk-free interest rate (range)	0.04% - 0.44%	0.02% - 0.17%	0.24% - 2.23%
Expected dividend yield	0.47% - 0.59%	0.60% - 0.75%	0.74% - 0.95%

Intuit Fiscal 2022 Form 10-K	86

Tables of Contents

Share-Based Awards Available for Grant
A summary of share-based awards available for grant under our plans for the fiscal periods indicated was as follows:

(Shares in thousands)	Shares Available for Grant
Balance at July 31, 2019	21,058
Restricted stock units granted (1)	(6,111)
Options granted	(382)
Share-based awards canceled/forfeited/expired (1)(2)	3,482
Balance at July 31, 2020	18,047
Shares available for grant under the Credit Karma Plan	4,298
Restricted stock units granted (1)	(9,191)
Options granted	(323)
Share-based awards canceled/forfeited/expired (1)(2)	4,020
Balance at July 31, 2021	16,851
Additional shares authorized	19,903
Restricted stock units granted (1)	(14,868)
Options granted	(400)
Share-based awards canceled/forfeited/expired (1)(2)	4,774
Balance at July 31, 2022	26,260
(1)RSUs granted from the pool of shares available for grant under our Restated 2005 Plan reduce the pool by 2.3 shares for each share granted. RSUs forfeited and returned to the pool of shares available for grant under the Restated 2005 Plan increase the pool by 2.3 shares for each share forfeited. Through January 20, 2022, shares granted from the Credit Karma Plan reduce the pool by one share for each share granted and shares forfeited and returned to the pool from the Credit Karma Plan increase the pool by one share for each share forfeited. Beginning January 20, 2022, shares forfeited and returned to the pool from the Credit Karma Plan increase the pool by 2.3 shares for each share forfeited. No shares were granted from the Credit Karma Plan after January 20, 2022.
(2)Stock options and RSUs canceled, expired or forfeited under our Restated 2005 Plan and Credit Karma Plan are returned to the pool of shares available for grant. Under the Restated 2005 Plan, shares withheld for income taxes upon vesting of RSUs that were granted on or after July 21, 2016 are also returned to the pool of shares available for grant. Stock options and RSUs canceled, expired or forfeited under older expired plans are not returned to the pool of shares available for grant. Under the Credit Karma Plan, shares withheld for income taxes are also returned to the pool of shares available for grant.

Intuit Fiscal 2022 Form 10-K	87

Tables of Contents

Restricted Stock Unit and Restricted Stock Activity
A summary of RSU and restricted stock activity for the periods indicated was as follows:

(Shares in thousands)	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at July 31, 2019	5,683	$186.22
Granted	2,657	271.80
Vested	(2,039)	180.40
Forfeited	(637)	154.91
Nonvested at July 31, 2020	5,664	231.97
Assumed through acquisition	1,998	355.49
Granted(1)	3,877	431.82
Restricted stock subject to revest provisions issued in connection with acquisition	775	355.49
Vested	(2,242)	262.23
Forfeited	(1,034)	251.41
Nonvested at July 31, 2021	9,038	345.86
Granted(2)	6,634	466.12
Vested	(3,154)	351.80
Forfeited	(1,051)	351.15
Nonvested at July 31, 2022	11,467	$413.32
(1)This includes 809,000 RSUs granted to the employees of Credit Karma in connection with the acquisition with a grant date fair value of $300 million. See Note 7, “Business Combinations.”
(2)This includes approximately 583,000 RSUs granted to the employees of Mailchimp in substitution of outstanding equity incentive awards with a grant date fair value of $355 million and approximately 325,000 RSUs granted to the employees of Mailchimp in connection with the acquisition with a grant date fair value of $211 million. See Note 7, “Business Combinations.”
Additional information regarding our RSUs is shown in the table below.

	Twelve Months Ended July 31,
(In millions)	2022	2021	2020
Total fair market value of shares vested	$1,658	$942	$620

Share-based compensation for RSUs	$1,248	$708	$382

Total tax benefit related to RSU share-based compensation expense	$375	$225	$134

Cash tax benefits realized for tax deductions for RSUs	$334	$221	$139
At July 31, 2022, there was $4.3 billion of unrecognized compensation cost related to non-vested RSUs and restricted stock with a weighted average vesting period of 3.1 years. We will adjust unrecognized compensation cost for actual forfeitures as they occur.

Intuit Fiscal 2022 Form 10-K	88

Tables of Contents

Stock Option Activity
A summary of stock option activity for the periods indicated was as follows:

	Options Outstanding
(Shares in thousands)	Number of Shares	Weighted Average Exercise Price Per Share
Balance at July 31, 2019	3,374	$150.75
Granted	382	303.94
Exercised	(993)	111.82
Canceled or expired	(82)	188.39
Balance at July 31, 2020	2,681	185.83
Granted	323	525.51
Exercised	(718)	128.39
Canceled or expired	(82)	264.53
Balance at July 31, 2021	2,204	251.48
Granted	400	448.59
Exercised	(242)	164.94
Canceled or expired	(70)	426.22
Balance at July 31, 2022	2,292	$289.62
Information regarding stock options outstanding as of July 31, 2022 is summarized below:

	Number of Shares (in thousands)	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value (in millions)
Options outstanding	2,292	3.98	$289.62	$361
Options exercisable	1,440	2.74	$209.73	$328
The aggregate intrinsic values at July 31, 2022 are calculated as the difference between the exercise price of the underlying options and the market price of our common stock for shares that were in-the-money at that date. In-the-money options at July 31, 2022 were options that had exercise prices that were lower than the $456.17 market price of our common stock at that date.
Additional information regarding our stock options and ESPP shares is shown in the table below.

	Twelve Months Ended July 31,
(In millions except per share amounts)	2022	2021	2020
Weighted average fair value of options granted (per share)	$136.76	$122.16	$74.85

Total grant date fair value of options vested	$25	$17	$23

Aggregate intrinsic value of options exercised	$78	$179	$159

Share-based compensation expense for stock options and ESPP	$60	$45	$53

Total tax benefit for stock option and ESPP share-based compensation	$21	$44	$39

Cash received from option exercises	$40	$92	$111

Cash tax benefits realized related to tax deductions for non-qualified option exercises and disqualifying dispositions under all share-based payment arrangements	$37	$48	$39
At July 31, 2022, there was $98 million of unrecognized compensation cost related to non-vested stock options with a weighted average vesting period of 3.3 years. We will adjust unrecognized compensation cost for actual forfeitures as they occur.

Intuit Fiscal 2022 Form 10-K	89

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

	July 31,
(In millions)	2022	2021
Unrealized gain (loss) on available-for-sale debt securities	$(7)	$3
Foreign currency translation adjustments	(53)	(27)
Total accumulated other comprehensive loss	$(60)	$(24)

13. Benefit Plans

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
We had liabilities related to this plan of $147 million at July 31, 2022 and $153 million at July 31, 2021. We have matched the plan liabilities with similar-performing assets, which are primarily investments in life insurance contracts. These assets are recorded in other long-term assets while liabilities related to obligations are recorded in other current liabilities on our consolidated balance sheets.

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
Matching contributions for both plans were $118 million for the twelve months ended July 31, 2022; $80 million for the twelve months ended July 31, 2021; and $69 million for the twelve months ended July 31, 2020.

Intuit Fiscal 2022 Form 10-K	90

Tables of Contents

14. Legal Proceedings
Beginning in May 2019, various legal proceedings were filed and certain regulatory inquiries were commenced in connection with our provision and marketing of free online tax preparation programs. We believe that the allegations contained within these legal proceedings are without merit and continue to defend our interests in them. These proceedings included, among others, multiple putative class actions that were consolidated into a single putative class action in the Northern District of California in September 2019 (the Intuit Free File Litigation). In August 2020, the Ninth Circuit Court of Appeals ordered that the putative class action claims be resolved through arbitration. In May 2021, the Intuit Free File Litigation was dismissed on a non-class basis after we entered into an agreement that resolved the matter on an individual non-class basis for an immaterial amount, without any admission of wrongdoing.
These proceedings also included individual demands for arbitration that were filed beginning in October 2019. On February 23, 2022 and May 23, 2022, we entered into settlement agreements that will resolve all of these pending arbitration claims, without any admission of wrongdoing. The ultimate amount that we are required to pay under these agreements will depend on the number of claimants that provide releases of claims thereunder. During the twelve months ended July 31, 2022, we accrued an immaterial amount based on our estimate of the probable payments we could make under these agreements. While we believe our accrual is adequate, the final payments required under these agreements could differ from our recorded estimate.
In June 2021, we received a demand and draft complaint from the Federal Trade Commission (FTC) and certain state attorneys general relating to the ongoing inquiries described above. On March 29, 2022, the FTC filed an action in federal court seeking a temporary restraining order and a preliminary injunction enjoining certain Intuit business practices pending resolution of the FTC’s administrative complaint seeking to permanently enjoin certain Intuit business practices (the FTC Actions). On April 22, 2022, the Northern District of California denied the FTC’s requests for a temporary restraining order and a preliminary injunction. On August 22, 2022, the FTC filed a motion for summary decision in the administrative action that, if granted, would decide that matter in favor of the FTC before a trial was held. On August 30, 2022, we filed our response to the FTC’s motion. While we continue to believe that the allegations contained in the FTC’s administrative complaint are without merit, the defense and resolution of this matter could involve significant costs to us. The state attorneys general did not join the FTC Actions and, on May 4, 2022, we entered into a settlement agreement with the attorneys general of the 50 states and the District of Columbia, admitting no wrongdoing, that resolved the states’ inquiry, as well as actions brought by the Los Angeles City Attorney and the Santa Clara County (California) Counsel. As part of this agreement, we agreed to pay $141 million and made certain commitments regarding our advertising and marketing practices. For the twelve months ended July 31, 2022, we recorded this payment as a one-time charge.
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
Intuit is subject to certain routine legal proceedings, including class action lawsuits, as well as demands, claims, government inquiries and threatened litigation, that arise in the normal course of our business, including assertions that we may be infringing patents or other intellectual property rights of others. Our failure to obtain necessary licenses or other rights, or litigation arising out of intellectual property claims could adversely affect our business. We currently believe that, in addition to any amounts accrued, the amount of potential losses, if any, for any pending claims of any type (either alone or combined) will not have a material impact on our consolidated financial statements. The ultimate outcome of any legal proceeding is uncertain and, regardless of outcome, legal proceedings can have an adverse impact on Intuit because of defense costs, negative publicity, diversion of management resources and other factors.

Intuit Fiscal 2022 Form 10-K	91

Tables of Contents

15. Segment Information
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
On December 3, 2020, we acquired Credit Karma in a business combination and it operates as a separate reportable segment. We have included the results of operations of Credit Karma in our consolidated statements of operations from the date of acquisition. See Note 7, "Business Combinations," for more information. Segment operating income for Credit Karma includes all direct expenses, which is different from our other reportable segments where we do not fully allocate corporate expenses.
On November 1, 2021, we acquired Mailchimp in a business combination. Mailchimp is part of our Small Business & Self-Employed segment and its revenue is primarily included within Online Services in the revenue disaggregation below. We have included the results of operations of Mailchimp in our consolidated statements of operations from the date of acquisition.
On August 1, 2022, to better align our personal finance strategy, our Mint offering moved from our Consumer segment to our Credit Karma segment. We have included the results of Mint in the Consumer segment in the segment results below. Revenue and operating results for Mint are not significant, and the previously reported segment results have not been reclassified. Effective August 1, 2022, the operating results for Mint will be included in the Credit Karma segment.
On August 1 2022, we renamed our ProConnect segment as the ProTax segment. This segment continues to serve professional accountants.

Small Business & Self-Employed: This segment serves small businesses and the self-employed around the world, and the accounting professionals who assist and advise them. Our QuickBooks offerings include financial and business management online services and desktop software, payroll solutions, time tracking, merchant payment processing solutions, and financing for small businesses. Our Mailchimp offerings include e-commerce, marketing automation, and customer relationship management.
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

All of our segments operate primarily in the United States and sell primarily to customers in the United States. Total international net revenue was approximately 8%, 5%, and 4% of consolidated total net revenue for the twelve months ended July 31, 2022, 2021 and 2020.
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
The accounting policies of our reportable segments are the same as those described in the summary of significant accounting policies in Note 1. Except for goodwill and purchased intangible assets, we do not generally track assets by reportable segment and, consequently, we do not disclose total assets by reportable segment. See Note 6, “Goodwill and Acquired Intangible Assets,” for goodwill by reportable segment.

Intuit Fiscal 2022 Form 10-K	92

Tables of Contents
The following table shows our financial results by reportable segment for the periods indicated.

	Twelve Months Ended July 31,
(In millions)	2022	2021	2020
Net revenue:
Small Business & Self-Employed	$6,460	$4,688	$4,050
Consumer	3,915	3,563	3,136
Credit Karma	1,805	865	—
ProConnect	546	517	493
Total net revenue	$12,726	$9,633	$7,679

Operating income:
Small Business & Self-Employed	$3,499	$2,590	$2,091
Consumer	2,483	2,237	2,063
Credit Karma	531	182	—
ProConnect	383	372	346
Total segment operating income	6,896	5,381	4,500
Unallocated corporate items:
Share-based compensation expense	(1,308)	(753)	(435)
Other corporate expenses	(2,461)	(1,932)	(1,861)
Amortization of acquired technology	(140)	(50)	(22)
Amortization of other acquired intangible assets	(416)	(146)	(6)
Total unallocated corporate items	(4,325)	(2,881)	(2,324)
Total operating income	$2,571	$2,500	$2,176

Revenue classified by significant product and service offerings was as follows:

	Twelve Months Ended July 31,
(In millions)	2022	2021	2020
Net revenue:
QuickBooks Online Accounting	$2,267	$1,699	$1,354
Online Services	2,171	1,051	828
Total Online Ecosystem	4,438	2,750	2,182
QuickBooks Desktop Accounting	851	789	755
Desktop Services and Supplies	1,171	1,149	1,113
Total Desktop Ecosystem	2,022	1,938	1,868
Small Business & Self-Employed	6,460	4,688	4,050
Consumer	3,915	3,563	3,136
Credit Karma	1,805	865	—
ProConnect	546	517	493
Total net revenue	$12,726	$9,633	$7,679

Intuit Fiscal 2022 Form 10-K	93

Tables of Contents

INTUIT INC. SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(In millions)	Beginning Balance	Additions Charged to Expense/ Revenue	Deductions	Ending Balance
Year ended July 31, 2022
Allowance for doubtful accounts	$96	$74	$(139)	$31
Reserve for returns and credits	21	183	(179)	25
Reserve for promotional discounts and rebates	10	64	(68)	6

Year ended July 31, 2021
Allowance for doubtful accounts	$12	$92	$(8)	$96
Reserve for returns and credits	24	168	(171)	21
Reserve for promotional discounts and rebates	11	62	(63)	10

Year ended July 31, 2020
Allowance for doubtful accounts	$3	$68	$(59)	$12
Reserve for returns and credits	24	170	(170)	24
Reserve for promotional discounts and rebates	11	73	(73)	11

Intuit Fiscal 2022 Form 10-K	94

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
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of July 31, 2022 based on the guidelines established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In accordance with guidance issued by the Securities and Exchange Commission, companies are permitted to exclude acquisitions from their final assessment of internal control over financial reporting for the first fiscal year in which the acquisition occurred. Our management’s evaluation of internal control over financial reporting excluded the internal control activities of Mailchimp, which we acquired on November 1, 2021, as discussed in Note 7, “Business Combinations” of the Notes to the Consolidated Financial Statements. We have included the financial results of this acquisition in the consolidated financial statements from the date of acquisition. Total revenue subject to Mailchimp’s internal control over financial reporting represented six percent of our consolidated total revenues for the fiscal year ended July 31, 2022. Total assets and net assets subject to Mailchimp’s internal control over financial reporting represent less than one percent of both our consolidated total assets and net assets as of July 31, 2022.
Based on the results of our evaluation, our management has concluded that our internal control over financial reporting was effective as of July 31, 2022 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. We reviewed the results of management’s assessment with the Audit and Risk Committee of Intuit’s Board of Directors.
Ernst & Young LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of July 31, 2022. Their report is included in Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
Except as noted above, there was no change in our internal control over financial reporting during the period ended July 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 9B - OTHER INFORMATION
None.

Intuit Fiscal 2022 Form 10-K	95

Tables of Contents

ITEM 9C - DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

Intuit Fiscal 2022 Form 10-K	96

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
The other information required by this Item 10 regarding directors is incorporated by reference from the information contained in our Proxy Statement to be filed with the U.S. Securities and Exchange Commission in connection with the solicitation of proxies for our 2023 Annual Meeting of Stockholders (the “2023 Proxy Statement”) under the sections entitled “Proposal No. 1 - Election of Directors – Our Board Nominees,” “Corporate Governance,” and “Delinquent Section 16(a) Reports.” Certain information required by this Item 10 regarding executive officers is set forth in Item 1 of Part I of this report under the heading “Information about our Executive Officers.”

ITEM 11 - EXECUTIVE COMPENSATION
The information required by this Item 11 is incorporated by reference from the information contained in our 2023 Proxy Statement under the sections entitled “Compensation and Organizational Development Committee Report,” “Compensation Discussion and Analysis,” “Director Compensation,” “Equity Compensation Plan Information,” and “Executive Compensation Tables.”

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item 12 is incorporated by reference from the information contained in our 2023 Proxy Statement under the sections entitled “Stock Ownership Information” and “Executive Compensation Tables.”

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item 13 is incorporated by reference from the information contained in our 2023 Proxy Statement under the sections entitled “Corporate Governance – Director Independence” and “Transactions with Related Persons.”

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICE
The information required by this Item 14 is incorporated by reference from the information contained in our 2023 Proxy Statement under the section entitled “Proposal No. 3 – Ratification of Selection of Independent Registered Public Accounting Firm.”

Intuit Fiscal 2022 Form 10-K	97

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

2.01
Equity Purchase Agreement, dated September 13, 2021, by and among Intuit Inc., a Delaware corporation, The Rocket Science Group LLC, a Georgia limited liability company, VERP Holdings I, LLC, a Georgia limited liability company, VERP Holdings II, LLC, a Georgia limited liability company, DMK RSG, LLC, a Delaware limited liability company, DMK Life LLC, a Delaware limited liability company, DMK 10 LLC, a Delaware limited liability company, DMK 20 LLC, a Delaware limited liability company, DMK RSG Holdco LLC, a Delaware limited liability company, and Benjamin Chestnut, an individual resident of the State of Georgia, as the Sellers’ Representative*
			8-K	9/13/2021

3.01	Restated Intuit Certificate of Incorporation, dated as of January 19, 2000		10-Q	6/14/2000

3.02	Bylaws of Intuit, as amended and restated effective May 5, 2016		8-K	5/9/2016

4.01	Form of Specimen Certificate for Intuit’s Common Stock		10-K	9/15/2009

4.02	Description of Common Stock		10-K	8/30/2019

4.03	Indenture, dated as of June 29, 2020, between Intuit and U.S. Bank National Association, as trustee		8-K	6/29/2020

4.04	Form of 0.650% Senior Note due 2023		8-K	6/29/2020

4.05	Form of 0.950% Senior Note due 2025		8-K	6/29/2020

4.06	Form of 1.350% Senior Note due 2027		8-K	6/29/2020

4.07	Form of 1.650% Senior Note due 2030		8-K	6/29/2020

10.01+	Intuit Inc. Amended and Restated 2005 Equity Incentive Plan, as amended through January 20, 2022		10-Q	3/2/2022

10.02+	Intuit Inc. Amended and Restated 2005 Equity Incentive Plan, as amended through January 19, 2017		S-8 333-215639	1/20/2017

10.03+	Intuit Inc. Amended and Restated 2005 Equity Incentive Plan, as amended through January 23, 2014		S-8 333-193551	1/24/2014

10.04+	Forms of Equity Grant Agreements:CEO Performance-Based Restricted Stock Unit; Executive Performance-Based Restricted Stock Unit	X

Intuit Fiscal 2022 Form 10-K	98

Tables of Contents

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference Form/File No.	Date
10.05+
Forms of Equity Grant Agreements: Executive Chairman Non-Qualified Stock Option; Executive Chairman Service-Based Restricted Stock Unit; Executive Chairman Performance-Based Restricted stock Unit; CEO Performance-Based Restricted Stock Unit; Executive Performance-Based Restricted Stock Unit; Service-Based Restricted Stock Unit (non-focal)
			10-K	9/8/2021

10.06+
Forms of Equity Grant Agreements: Executive Chair and EVP Service-Based Restricted Stock Unit; Executive Chair and EVP TSR Performance-Based Restricted Stock Unit; CEO Service-Based Restricted Stock Unit; CEO TSR Performance-Based Restricted Stock Unit
			10-K	8/31/2020

10.07+	Forms of Equity Grant Agreements: Executive Chair and EVP Restricted Stock Unit, and CEO Restricted Stock Unit		10-K	8/30/2019

10.08+	Form of Executive Chair Restricted Stock Unit Agreement - service-based vesting		10-Q	2/22/2019

10.09+
Forms of Equity Grant Agreements: EVP-SVP TSR Performance-Based Restricted Stock Unit, CEO TSR Performance-Based Restricted Stock Unit, EVP Time-Based Restricted Stock Unit, CEO Restricted Stock Unit, Stock Option - 4 year vest, Time-Based RSU - 4 year vest (focal), New Hire Time-Based Restricted Stock Unit - 4 year vest
			10-K	8/31/2018

10.10+
Forms of Equity Grant Agreements: Restricted Stock Unit, CEO TSR Performance-Based Restricted Stock Unit, CEO Restricted Stock Unit, Executive TSR Performance-Based Restricted Stock Unit, EVP Restricted Stock Unit, Restricted Stock Unit - MSPP Purchased, Restricted Stock Unit- MSPP Matching, Stock Option
			10-K	9/1/2017

10.11+
Forms of Equity Grant Agreements: CEO Restricted Stock Unit, CEO TSR Performance-Based Restricted Stock Unit, Executive Restricted Stock Unit, EVP/SVP TSR Performance-Based Restricted Stock Unit, Restricted Stock Unit, and Stock Option Agreement
			10-K	9/1/2016

10.12+	Form of Amended and Restated 2005 Equity Incentive Plan Non-Qualified Stock Option Grant Agreement: New Hire, Promotion, Retention or Focal Grant		10-K	9/13/2013

10.13+	Credit Karma, Inc. 2015 Equity Incentive Plan, as amended		S-8 333-251096	12/3/2020

10.14+	Form of Restricted Stock Unit Agreement under the Credit Karma, Inc. 2015 Equity Incentive Plan		S-8 333-251096	12/3/2020

10.15+	Form of Restricted Stock Unit Agreement under the Credit Karma, Inc. 2015 Equity Incentive Plan		S-8 333-251096	12/3/2020

10.16+	Form of Restricted Stock Unit Agreement under the Credit Karma, Inc. 2015 Equity Incentive Plan		S-8 333-251096	12/3/2020

10.17+	Intuit Inc. Employee Stock Purchase Plan, as amended through January 19, 2022		10-Q	3/2/2022

10.18+	Intuit Inc. Amended Non-Employee Director Compensation Program, effective January 20, 2022		8-K	1/24/2022

10.19+	Description of Non-Employee Director Compensation, approved October 31, 2018 and effective January 17, 2019		10-Q	11/20/2018

10.20+	Description of Non-Employee Director Compensation, approved October 19, 2017 and effective January 18, 2018		10-Q	11/20/2017

10.21+	Non-employee Director Compensation Program, effective January 21, 2016		10-Q	2/25/2016

Intuit Fiscal 2022 Form 10-K	99

Tables of Contents

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference Form/File No.	Date

10.22+	Forms of Non-employee Director Restricted Stock Unit Agreements		10-Q	11/20/2017

10.23+	Form of Director Restricted Stock Units Conversion Grant Agreement		10-Q	3/1/2013

10.24+	Fourth Amended and Restated Management Stock Purchase Program		10-Q	2/22/2019

10.25+	Intuit Executive Relocation Policy		10-K	8/31/2018

10.26+	Intuit Inc. Non-qualified Deferred Compensation Plan, effective January 1, 2009		10-Q	11/20/2017

10.27+	Intuit Inc. 2005 Executive Deferred Compensation Plan, effective January 1, 2005		10-Q	12/10/2004

10.28+	Intuit Executive Deferred Compensation Plan, effective March 15, 2002		10-Q	5/31/2002

10.29+	Amended and Restated Intuit Inc. Performance Incentive Plan, adopted October 28, 2020		10-Q	11/19/2020

10.30+	Form of Indemnification Agreement entered into by Intuit with each of its directors and certain officers		10-Q	2/23/2017

10.31+	Letter regarding Terms of Employment by and between Intuit Inc. and Michelle Clatterbuck dated January 19, 2018		8-K	1/23/2018

10.32+	Letter Regarding Terms of Employment by and between Intuit Inc. and Sasan Goodarzi, dated November 15, 2018		10-Q	11/20/2018

10.33+	Employment memo dated November 7, 2018 to J. Alexander Chriss dated November 7, 2018 and effective January 1, 2019.		10-K	8/30/2019

10.34+	Employment memo dated November 7, 2018 to Marianna Tessel and effective January 1, 2019		10-K	8/31/2020

10.35
Credit Agreement, dated as of November 1, 2021, by and among Intuit Inc., the lenders parties thereto, JPMorgan Chase Bank, N.A., as administrative agent, BofA Securities Inc. and The Bank of Nova Scotia, as co-syndication agents, and JPMorgan Chase Bank, N.A., BofA Securities Inc. and The Bank of Nova Scotia, as joint lead arrangers and joint bookrunners
			8-K	11/1/2021

10.36	Assurance of Voluntary Compliance, dated May 4, 2022, by and between Intuit Inc. and the Attorney General of the State of New York	X

10.37	Schedule identifying agreements substantially identical to the Assurance of Voluntary Compliance filed as Exhibit 10.36 hereto	X

10.38#	Master Services Agreement between Intuit and Arvato Services, Inc., dated May 28, 2003		10-K	9/19/2003

10.39	Second Amendment to Master Service Agreement between Intuit and Arvato Services, Inc., effective May 29, 2007		10-K	9/14/2007

10.40#	Amendment 3 to Master Services Agreement between Intuit and Arvato Services, Inc., effective April 1, 2008		10-Q	5/30/2008

10.41#	Amendment 5 to the Master Services Agreement between Intuit and Arvato Digital Services LLC effective August 19, 2010		10-Q	12/6/2010

Intuit Fiscal 2022 Form 10-K	100

Tables of Contents

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference Form/File No.	Date
10.42	Amended and Restated Amendment Seven to the Master Service Agreement by and between Intuit and Arvato Digital Services effective September 1, 2013		10-Q	11/22/2013

10.43	Amendment 8 to the Master Services Agreement between Intuit and Arvato Digital Services LLC effective August 1, 2014		10-K	9/12/2014

10.44	Lease Agreement dated as of July 31, 2003 between Intuit and Charleston Properties for 2475, 2500, 2525, 2535 and 2550 Garcia Avenue, Mountain View, CA		10-K	9/19/2003

10.45	Lease Agreement dated as of July 31, 2003 between Intuit and Charleston Properties for 2650, 2675, 2700 and 2750 Coast Avenue and 2600 Casey Avenue, Mountain View, California		10-K	9/19/2003

10.46	Second Amendment to Lease Agreement Phase 1, effective January 1, 2011, between Intuit Inc. and Charleston Properties		10-Q	3/1/2011

10.47	Third Amendment to Lease Agreement Phase 2, effective January 1, 2011, between Intuit Inc. and Charleston Properties		10-Q	3/1/2011

21.01	List of Intuit’s Subsidiaries	X

23.01	Consent of Independent Registered Public Accounting Firm	X

24.01	Power of Attorney (see signature page)	X

31.01	Certification of Chief Executive Officer	X

31.02	Certification of Chief Financial Officer	X

32.01*	Section 1350 Certification (Chief Executive Officer)	X

32.02*	Section 1350 Certification (Chief Financial Officer)	X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X

101.SCH	XBRL Taxonomy Extension Schema	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X
______________________

Intuit Fiscal 2022 Form 10-K	101

Tables of Contents

+	Indicates a management contract or compensatory plan or arrangement.
#	We have requested confidential treatment for certain portions of this document pursuant to an application for confidential treatment sent to the Securities and Exchange Commission (SEC). We omitted such portions from this filing and filed them separately with the SEC.
*	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Intuit specifically incorporates it by reference.

ITEM 16 - FORM 10-K SUMMARY

None.

Intuit Fiscal 2022 Form 10-K	102

Tables of Contents

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

INTUIT INC.
Dated:	September 2, 2022	By:	/s/ MICHELLE M. CLATTERBUCK
Michelle M. Clatterbuck
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Intuit Fiscal 2022 Form 10-K	103

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

Name	Title	Date
Principal Executive Officer:
/s/ SASAN K. GOODARZI	President, Chief Executive Officer and Director	September 2, 2022
Sasan K. Goodarzi

Principal Financial Officer:
/s/ MICHELLE M. CLATTERBUCK	Executive Vice President and Chief Financial Officer	September 2, 2022
Michelle M. Clatterbuck

Principal Accounting Officer:
/s/ LAUREN D. HOTZ	Senior Vice President and Chief Accounting Officer	September 2, 2022
Lauren D. Hotz

Additional Directors:
/s/ EVE BURTON	Director	September 2, 2022
Eve Burton

/s/ SCOTT D. COOK	Director	September 2, 2022
Scott D. Cook

/s/ RICHARD DALZELL	Director	September 2, 2022
Richard Dalzell

/s/ TEKEDRA MAWAKANA	Director	September 2, 2022
Tekedra Mawakana

/s/ DEBORAH LIU	Director	September 2, 2022
Deborah Liu

/s/ SUZANNE NORA JOHNSON	Chair of the Board of Directors	September 2, 2022
Suzanne Nora Johnson

/s/ DENNIS D. POWELL	Director	September 2, 2022
Dennis D. Powell

/s/ BRAD D. SMITH	Director	September 2, 2022
Brad D. Smith

/s/ THOMAS SZKUTAK	Director	September 2, 2022
Thomas Szkutak

/s/ RAUL VAZQUEZ	Director	September 2, 2022
Raul Vazquez

/s/ JEFF WEINER	Director	September 2, 2022
Jeff Weiner

Intuit Fiscal 2022 Form 10-K	104