Form 10-Q
period 2022-10-31
INTUIT INC
filed 2022-11-29
CIK 896878

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended October 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 280,925,350 shares of Common Stock, $0.01 par value, were outstanding at November 21, 2022.

INTUIT INC. FORM 10-Q INDEX
Intuit, QuickBooks, TurboTax, Credit Karma, and Mailchimp, among others, are registered trademarks and/or registered service marks of Intuit Inc., or one of its subsidiaries, in the United States and other countries. Other parties’ marks are the property of their respective owners.

Intuit Q1 Fiscal 2023 Form 10-Q	2

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. Please also see the section entitled "Risk Factors" in Item 1A of Part II of this Quarterly Report for important information to consider when evaluating these statements. All statements in this report, other than statements that are purely historical, are forward-looking statements. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “forecast,” “estimate,” “seek,” and similar expressions also identify forward-looking statements. In this report, forward-looking statements include, without limitation, the following:
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
We caution investors that forward-looking statements are only predictions based on our current expectations about future events and are not guarantees of future performance. We encourage you to read carefully all information provided in this report and in our other filings with the Securities and Exchange Commission before deciding to invest in our stock or to maintain or change your investment. These forward-looking statements are based on information as of the filing date of this Quarterly Report and, except as required by law, we undertake no obligation to revise or update any forward-looking statement for any reason.

Intuit Q1 Fiscal 2023 Form 10-Q	3

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

INTUIT INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended
(In millions, except per share amounts)	October 31, 2022	October 31 2021
Net revenue:
Product	$427	$397
Service and other	2,170	1,610
Total net revenue	2,597	2,007
Costs and expenses:
Cost of revenue:
Cost of product revenue	15	15
Cost of service and other revenue	620	387
Amortization of acquired technology	41	15
Selling and marketing	795	550
Research and development	625	530
General and administrative	304	262
Amortization of other acquired intangible assets	121	53
Total costs and expenses	2,521	1,812
Operating income	76	195
Interest expense	(49)	(7)
Interest and other income, net	5	50
Income before income taxes	32	238
Income tax (benefit) provision	(8)	10
Net income	$40	$228

Basic net income per share	$0.14	$0.84
Shares used in basic per share calculations	281	273

Diluted net income per share	$0.14	$0.82
Shares used in diluted per share calculations	284	277

Cash dividends declared per common share	$0.78	$0.68
See accompanying notes.

Intuit Q1 Fiscal 2023 Form 10-Q	4

INTUIT INC. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended
(In millions)	October 31, 2022	October 31, 2021

Net income	$40	$228
Other comprehensive income (loss), net of income taxes:
Unrealized loss on available-for-sale debt securities	(6)	(4)
Foreign currency translation loss	(21)	(1)
Total other comprehensive loss, net	(27)	(5)
Comprehensive income	$13	$223
See accompanying notes.

Intuit Q1 Fiscal 2023 Form 10-Q	5

INTUIT INC. CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(In millions)	October 31, 2022	July 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$2,125	$2,796
Investments	599	485
Accounts receivable, net	384	446
Notes receivable	566	509
Income taxes receivable	88	93
Prepaid expenses and other current assets	324	287
Current assets before funds receivable and amounts held for customers	4,086	4,616
Funds receivable and amounts held for customers	468	431
Total current assets	4,554	5,047
Long-term investments	98	98
Property and equipment, net	926	888
Operating lease right-of-use assets	535	549
Goodwill	13,732	13,736
Acquired intangible assets, net	6,899	7,061
Long-term deferred income tax assets	10	11
Other assets	331	344
Total assets	$27,085	$27,734

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$499	$499
Accounts payable	670	737
Accrued compensation and related liabilities	401	576
Deferred revenue	698	808
Other current liabilities	589	579
Current liabilities before funds payable and amounts due to customers	2,857	3,199
Funds payable and amounts due to customers	468	431
Total current liabilities	3,325	3,630
Long-term debt	6,486	6,415
Long-term deferred income tax liabilities	588	619
Operating lease liabilities	530	542
Other long-term obligations	89	87
Total liabilities	11,018	11,293
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock and additional paid-in capital	18,082	17,725
Treasury stock, at cost	(15,324)	(14,805)
Accumulated other comprehensive loss	(87)	(60)
Retained earnings	13,396	13,581
Total stockholders’ equity	16,067	16,441
Total liabilities and stockholders’ equity	$27,085	$27,734
See accompanying notes.

Intuit Q1 Fiscal 2023 Form 10-Q	6

.

INTUIT INC. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)

	Three Months Ended October 31, 2022
(In millions, except shares in thousands)	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
Balance at July 31, 2022	281,932	$17,725	$(14,805)	$(60)	$13,581	$16,441
Comprehensive income	—	—	—	(27)	40	13
Issuance of stock under employee stock plans, net of shares withheld for employee taxes	634	(65)	—	—	—	(65)
Stock repurchases under stock repurchase programs	(1,238)	—	(519)	—	—	(519)
Dividends and dividend rights declared ($0.78 per share)	—	—	—	—	(225)	(225)
Share-based compensation expense	—	422	—	—	—	422
Balance at October 31, 2022	281,328	$18,082	$(15,324)	$(87)	$13,396	$16,067

	Three Months Ended October 31, 2021
(In millions, except shares in thousands)	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
Balance at July 31, 2021	273,235	$10,548	$(12,951)	$(24)	$12,296	$9,869
Comprehensive income	—	—	—	(5)	228	223
Issuance of stock under employee stock plans, net of shares withheld for employee taxes	593	(111)	—	—	—	(111)
Stock repurchases under stock repurchase programs	(606)	—	(338)	—	—	(338)
Dividends and dividend rights declared ($0.68 per share)	—	—	—	—	(191)	(191)
Share-based compensation expense	—	281	—	—	—	281
Balance at October 31, 2021	273,222	$10,718	$(13,289)	$(29)	$12,333	$9,733

See accompanying notes.

Intuit Q1 Fiscal 2023 Form 10-Q	7

INTUIT INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended
(In millions)	October 31, 2022	October 31, 2021
Cash flows from operating activities:
Net income	$40	$228
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	47	45
Amortization of acquired intangible assets	162	69
Non-cash operating lease cost	23	18
Share-based compensation expense	422	280
Deferred income taxes	(28)	(16)
Other	11	(35)
Total adjustments	637	361
Changes in operating assets and liabilities:
Accounts receivable	62	(21)
Income taxes receivable	6	11
Prepaid expenses and other assets	(35)	(31)
Accounts payable	(71)	(107)
Accrued compensation and related liabilities	(175)	(212)
Deferred revenue	(111)	(86)
Operating lease liabilities	(18)	(18)
Other liabilities	(7)	20
Total changes in operating assets and liabilities	(349)	(444)
Net cash provided by operating activities	328	145
Cash flows from investing activities:
Purchases of corporate and customer fund investments	(256)	(257)
Sales of corporate and customer fund investments	44	1,053
Maturities of corporate and customer fund investments	90	123
Purchases of property and equipment	(77)	(42)
Originations and purchases of term loans to small businesses	(314)	(125)
Principal repayments of term loans from small businesses	244	72
Other	13	(28)
Net cash provided by (used in) investing activities	(256)	796
Cash flows from financing activities:
Proceeds from borrowings under secured revolving credit facilities	70	2
Proceeds from issuance of stock under employee stock plans	60	55
Payments for employee taxes withheld upon vesting of restricted stock units	(125)	(167)
Cash paid for purchases of treasury stock	(510)	(335)
Dividends and dividend rights paid	(222)	(190)
Net change in funds receivable and funds payable and amounts due to customers	(186)	(151)
Net cash used in financing activities	(913)	(786)

Intuit Q1 Fiscal 2023 Form 10-Q	8

Effect of exchange rates on cash, cash equivalents, restricted cash, and restricted cash equivalents	(16)	(2)
Net increase (decrease) in cash, cash equivalents, restricted cash, and restricted cash equivalents	(857)	153
Cash, cash equivalents, restricted cash, and restricted cash equivalents at beginning of period	2,997	2,819
Cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period	$2,140	$2,972

Reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents reported within the condensed consolidated balance sheets to the total amounts reported on the condensed consolidated statements of cash flows
Cash and cash equivalents	$2,125	$2,864
Restricted cash and restricted cash equivalents included in funds receivable and amounts held for customers	15	108
Total cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period	$2,140	$2,972
See accompanying notes.

Intuit Q1 Fiscal 2023 Form 10-Q	9

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
Our global financial technology platform, which includes TurboTax, Credit Karma, QuickBooks and Mailchimp, is designed to help consumers and small businesses manage their finances, save money, pay off debt and do their taxes. For those customers who run small businesses, we are also focused on helping them find and keep customers, get paid faster, pay their employees, manage and get access to capital, and ensure that their books are done right. ProSeries and Lacerte are our leading tax preparation offerings for professional accountants. Incorporated in 1984 and headquartered in Mountain View, California, we sell our products and services primarily in the United States.

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
We acquired The Rocket Science Group LLC (Mailchimp) on November 1, 2021. We have included the results of operations for Mailchimp in our condensed consolidated statements of operations from the date of acquisition. Mailchimp is part of our Small Business & Self-Employed segment.
On August 1, 2022, we renamed our ProConnect segment as the ProTax segment. This segment continues to serve professional accountants. See Note 12, "Segment Information," for more information.
On August 1, 2022, to better align our personal finance strategy, our Mint offering moved from our Consumer segment to our Credit Karma segment. See Note 12, "Segment Information," for more information.
These unaudited condensed consolidated financial statements and accompanying notes should be read together with the audited consolidated financial statements in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2022. Results for the three months ended October 31, 2022 do not necessarily indicate the results we expect for the fiscal year ending July 31, 2023 or any other future period.

Seasonality
Our Consumer and ProTax offerings have a significant and distinct seasonal pattern as sales and revenue from our income tax preparation products and services are typically concentrated in the period from November through April. This seasonal pattern results in higher net revenues during our second and third quarters ending January 31 and April 30, respectively.

Significant Accounting Policies
We describe our significant accounting policies in Note 1 to the financial statements in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2022. There have been no changes to our significant accounting policies during the first three months of fiscal 2023.

Intuit Q1 Fiscal 2023 Form 10-Q	10

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

Intuit Q1 Fiscal 2023 Form 10-Q	11

The following table presents the composition of shares used in the computation of basic and diluted net income per share for the periods indicated.

	Three Months Ended
(In millions, except per share amounts)	October 31, 2022	October 31, 2021
Numerator:
Net income	$40	$228

Denominator:
Shares used in basic per share amounts:
Weighted average common shares outstanding	281	273

Shares used in diluted per share amounts:
Weighted average common shares outstanding	281	273
Dilutive common equivalent shares from stock options
and restricted stock awards	3	4
Dilutive weighted average common shares outstanding	284	277

Basic and diluted net income per share:
Basic net income per share	$0.14	$0.84

Diluted net income per share	$0.14	$0.82

Shares excluded from diluted net income per share:
Weighted average stock options and restricted stock units that have been excluded from dilutive common equivalent shares outstanding due to their anti-dilutive effect	3	—

Deferred Revenue
We record deferred revenue when we have entered into a contract with a customer, and cash payments are received or due prior to transfer of control or satisfaction of the related performance obligation. During the three months ended October 31, 2022, we recognized revenue of $535 million, that was included in deferred revenue at July 31, 2022. During the three months ended October 31, 2021, we recognized revenue of $421 million, that was included in deferred revenue at July 31, 2021.
Our performance obligations are generally satisfied within 12 months of the initial contract date. As of October 31, 2022 and July 31, 2022, the deferred revenue balance related to performance obligations that will be satisfied after 12 months was $5 million and $6 million, respectively, and is included in other long-term obligations on our condensed consolidated balance sheets.

Concentration of Credit Risk and Significant Customers
No customer accounted for 10% or more of total net revenue in the three months ended October 31, 2022 or October 31, 2021. No customer accounted for 10% or more of gross accounts receivable at October 31, 2022 or July 31, 2022.

Accounting Standards Not Yet Adopted
We do not expect that any recently issued accounting pronouncements will have a significant effect on our financial statements.

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

Intuit Q1 Fiscal 2023 Form 10-Q	12

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

	October 31, 2022			July 31, 2022
(In millions)	Level 1	Level 2	Total Fair Value	Level 1	Level 2	Total Fair Value
Assets:
Cash equivalents, primarily money market funds and time deposits	$1,117	$—	$1,117	$1,835	$—	$1,835
Available-for-sale debt securities:
Municipal bonds	—	—	—	—	—	—
Corporate notes	—	684	684	—	589	589
U.S. agency securities	—	115	115	—	96	96
Total available-for-sale debt securities	—	799	799	—	685	685
Total assets measured at fair value on a recurring basis	$1,117	$799	$1,916	$1,835	$685	$2,520
Liabilities:
Senior unsecured notes(1)	$—	$1,745	$1,745	$—	$1,838	$1,838
(1) Carrying value on our condensed consolidated balance sheets at October 31, 2022 and July 31, 2022 was $1.99 billion. See Note 6, “Debt,” for more information.

The following table summarizes our cash equivalents and available-for-sale debt securities by balance sheet classification and level in the fair value hierarchy at the dates indicated.

	October 31, 2022			July 31, 2022
(In millions)	Level 1	Level 2	Total Fair Value	Level 1	Level 2	Total Fair Value
Cash equivalents:
In cash and cash equivalents	$1,117	$—	$1,117	$1,835	$—	$1,835
In funds receivable and amounts held for customers	—	—	—	—	—	—
Total cash equivalents	$1,117	$—	$1,117	$1,835	$—	$1,835
Available-for-sale debt securities:
In investments	$—	$599	$599	$—	$485	$485
In funds receivable and amounts held for customers	—	200	200	—	200	200
Total available-for-sale debt securities	$—	$799	$799	$—	$685	$685
We value our Level 1 assets, consisting primarily of money market funds and time deposits, using quoted prices in active markets for identical instruments.
Financial assets whose fair values we measure on a recurring basis using Level 2 inputs consist of municipal bonds, corporate

Intuit Q1 Fiscal 2023 Form 10-Q	13

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
Financial liabilities whose fair values we measure using Level 2 inputs consist of senior unsecured notes. See Note 6, “Debt,” for more information. We measure the fair value of our senior unsecured notes based on their trading prices and the interest rates we could obtain for other borrowings with similar terms.
There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the three months ended October 31, 2022.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
Long-term investments represent non-marketable equity securities in privately held companies that do not have a readily determinable fair value. They are accounted for at cost and adjusted based on observable price changes from orderly transactions for identical or similar investments of the same issuer or impairment. These investments are classified as Level 3 in the fair value hierarchy because we estimate the value of these investments using a valuation method based on observable transaction price changes at the transaction date. We recognized no upward adjustments during the three months ended October 31, 2022. We recognized $46 million of upward adjustments during the three months ended October 31, 2021. Impairments recognized during the three months ended October 31, 2022 and October 31, 2021 were immaterial. Cumulative upward adjustments were $71 million, and cumulative impairments were immaterial through October 31, 2022 for measurement alternative investments held as of October 31, 2022. The carrying value of long-term investments on our condensed consolidated balance sheets was $98 million at both October 31, 2022 and July 31, 2022.

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

Intuit Q1 Fiscal 2023 Form 10-Q	14

The following table summarizes our cash and cash equivalents, investments, and funds receivable and amounts held for customers by balance sheet classification at the dates indicated.

	October 31, 2022		July 31, 2022
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Classification on condensed consolidated balance sheets:
Cash and cash equivalents	$2,125	$2,125	$2,796	$2,796
Investments	608	599	490	485
Funds receivable and amounts held for customers	476	468	435	431
Total cash and cash equivalents, investments, and funds receivable and amounts held for customers	$3,209	$3,192	$3,721	$3,712
The following table summarizes our cash and cash equivalents, investments, and relevant portion of funds receivable and amounts held for customers by investment category at the dates indicated. As of October 31, 2022 and July 31, 2022, this excludes $253 million and $30 million, respectively, of funds receivable included on our condensed consolidated balance sheets in funds receivable and amounts held for customers not measured and recorded at fair value.

	October 31, 2022		July 31, 2022
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Type of issue:
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$2,140	$2,140	$2,997	$2,997
Available-for-sale debt securities:
Municipal bonds	—	—	—	—
Corporate notes	697	684	597	589
U.S. agency securities	119	115	97	96
Total available-for-sale debt securities	816	799	694	685
Total cash, cash equivalents, restricted cash, restricted cash equivalents, and investments	$2,956	$2,939	$3,691	$3,682
We use the specific identification method to compute gains and losses on investments. We include realized gains and losses on our available-for-sale debt securities in interest and other income on our condensed consolidated statements of operations. Gross realized gains and losses on our available-for-sale debt securities for the three months ended October 31, 2022 and October 31, 2021 were not significant.
We accumulate unrealized gains and losses on our available-for-sale debt securities, net of tax, in accumulated other comprehensive income or loss in the stockholders’ equity section of our condensed consolidated balance sheets, except for certain unrealized losses described below. Gross unrealized gains and losses on our available-for-sale debt securities at October 31, 2022 and July 31, 2022 were not significant.
For available-for sale debt securities in an unrealized loss position, we determine whether a credit loss exists. The estimate of the credit loss is determined by considering available information relevant to the collectibility of the security and information about past events, current conditions, and reasonable and supportable forecasts. The allowance for credit loss is recorded to interest and other income on our condensed consolidated statement of operations, not to exceed the amount of the unrealized loss. Any excess unrealized loss greater than the credit loss at a security level is recognized in accumulated other comprehensive income or loss in the stockholders' equity section of our condensed consolidated balance sheets. We determined there were no credit losses related to available-for-sale debt securities as of October 31, 2022. Unrealized losses on available-for-sale debt securities at October 31, 2022 were not significant. We do not intend to sell these investments. In addition, it is more likely than not that we will not be required to sell them before recovery of the amortized cost basis, which may be at maturity.

Intuit Q1 Fiscal 2023 Form 10-Q	15

The following table summarizes our available-for-sale debt securities, included in investments and relevant portion of funds receivable and amounts held for customers, classified by the stated maturity date of the security at the dates indicated.

	October 31, 2022		July 31, 2022
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$458	$453	$316	$313
Due within two years	263	254	298	293
Due within three years	95	92	79	78
Due after three years	—	—	1	1
Total available-for-sale debt securities	$816	$799	$694	$685

The following table summarizes our funds receivable and amounts held for customers by asset category at the dates indicated.

(In millions)	October 31, 2022	July 31, 2022
Restricted cash and restricted cash equivalents	$15	$201
Restricted available-for-sale debt securities and funds receivable	453	230
Total funds receivable and amounts held for customers	$468	$431

(In millions)	October 31, 2021	July 31, 2021
Restricted cash and restricted cash equivalents	$108	$257
Restricted available-for-sale debt securities and funds receivable	198	200
Total funds receivable and amounts held for customers	$306	$457

4. Notes Receivable and Allowances for Loan Losses
Notes receivable consist primarily of term loans to small businesses. The term loans are not secured and are recorded at amortized cost, net of allowances for loan losses. We maintain an allowance for loan losses to reserve for potentially uncollectible notes receivable. We evaluate the creditworthiness of our term loan portfolio on a pooled basis due to its composition of small, homogeneous loans with similar general credit risk and characteristics and apply a loss rate at the time of loan origination. The loss rate and underlying model are updated periodically to reflect actual loan performance and changes to assumptions. We make judgments about the known and inherent risks in the loan portfolio, adverse situations that may affect borrowers’ ability to repay and current and future economic conditions. When we determine that amounts are uncollectible, we write them off against the allowance. As of October 31, 2022 and July 31, 2022, the net notes receivable balance was $601 million and $540 million, respectively. The current portion is included in notes receivable and the long-term portion is included in other assets on our condensed consolidated balance sheets. As of October 31, 2022 and July 31, 2022, the allowances for loan losses were not material.
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
Interest revenue is earned on loans originated and held to maturity in accordance with the specified period of time and defined interest rate noted in the loan contract. Interest revenue is recorded net of amortized direct origination costs and is included in service and other revenue on our condensed consolidated statements of operations. Interest revenue was not material for all periods presented.

Intuit Q1 Fiscal 2023 Form 10-Q	16

5. Acquired Intangible Assets
The following table shows the cost, accumulated amortization and weighted average life in years for our acquired intangible assets at the dates indicated. The weighted average lives are calculated for assets that are not fully amortized.

(Dollars in millions)	Customer Lists / User Relationships	Purchased Technology	Trade Names and Logos	Covenants Not to Compete or Sue	Total

At October 31, 2022:
Cost	$6,197	$1,612	$680	$42	$8,531
Accumulated amortization	(855)	(634)	(101)	(42)	(1,632)
Acquired intangible assets, net	$5,342	$978	$579	$—	$6,899
Weighted average life in years	14	8	13	0	13

At July 31, 2022:
Cost	$6,197	$1,612	$680	$42	$8,531
Accumulated amortization	(748)	(593)	(87)	(42)	(1,470)
Acquired intangible assets, net	$5,449	$1,019	$593	$—	$7,061
Weighted average life in years	14	8	13	0	13
The following table shows the expected future amortization expense for our acquired intangible assets at October 31, 2022. Amortization of purchased technology is charged to amortization of acquired technology in our condensed consolidated statements of operations. Amortization of other acquired intangible assets such as customer lists is charged to amortization of other acquired intangible assets in our condensed consolidated statements of operations. If impairment events occur, they could accelerate the timing of acquired intangible asset charges.

(In millions)	Expected Future Amortization Expense
Twelve months ending July 31,
2023 (excluding the three months ended October 31, 2022)	$484
2024	624
2025	622
2026	620
2027	594
Thereafter	3,955
Total expected future amortization expense	$6,899

Intuit Q1 Fiscal 2023 Form 10-Q	17

6. Debt
The carrying value of our debt was as follows at the dates indicated:

(In millions)	October 31, 2022	July 31, 2022	Effective Interest Rate
Senior unsecured notes issued June 2020:
0.650% notes due July 2023	$500	$500	0.837%
0.950% notes due July 2025	500	500	1.127%
1.350% notes due July 2027	500	500	1.486%
1.650% notes due July 2030	500	500	1.767%
Term loan	4,700	4,700
Secured revolving credit facilities	300	230
Total principal balance of long-term debt	7,000	6,930
Unamortized discount and debt issuance costs	(15)	(16)
Net carrying value of long-term debt	$6,985	$6,914

Short-term debt	$499	$499
Long-term debt	$6,486	$6,415
Future principal payments for long-term debt at October 31, 2022 were as shown in the table below.

(In millions)
Fiscal year ending July 31,
2023 (excluding the three months ended October 31, 2022)	$500
2024	—
2025	5,200
2026	300
2027	500
Thereafter	500
Total future principal payments for long-term debt	$7,000

Senior Unsecured Notes
In June 2020, we issued four series of senior unsecured notes (together, the Notes) pursuant to a public debt offering. The proceeds from the issuance were $1.98 billion, net of debt discount of $2 million and debt issuance costs of $15 million.
Interest is payable semiannually on January 15 and July 15 of each year. The discount and debt issuance costs are amortized to interest expense over the term of the Notes under the effective interest method. We paid no interest on the Notes during each of the three months ended October 31, 2022 and 2021.
The Notes are senior unsecured obligations of Intuit and rank equally with all existing and future unsecured and unsubordinated indebtedness of Intuit and are redeemable by us at any time, subject to a make-whole premium. Upon the occurrence of change of control transactions that are accompanied by certain downgrades in the credit ratings of the Notes, we will be required to repurchase the Notes at a repurchase price equal to 101% of the aggregate outstanding principal plus any accrued and unpaid interest to but not including the date of repurchase. The indenture governing the Notes requires us to comply with certain covenants. For example, the Notes limit our ability to create certain liens and enter into sale and leaseback transactions. As of October 31, 2022, we were compliant with all covenants governing the Notes.

Intuit Q1 Fiscal 2023 Form 10-Q	18

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
The 2021 Credit Facility includes customary affirmative and negative covenants, including financial covenants that require us to maintain a ratio of total gross debt to annual earnings before interest, taxes, depreciation and amortization (EBITDA) of not greater than 3.25 to 1.00 and a ratio of annual EBITDA to annual interest expense of not less than 3.00 to 1.00 as of the last day of each fiscal quarter. As of October 31, 2022, we were compliant with all required covenants.
Term Loan. On November 1, 2021, we borrowed the full $4.7 billion under the unsecured term loan to fund a portion of the cash consideration for the acquisition of Mailchimp. Under this agreement we may, subject to certain customary conditions, on one or more occasions increase commitments under the term loan in an amount not to exceed $400 million in the aggregate. The term loan accrues interest at rates that are equal to, at our election, either (i) the alternate base rate plus a margin that ranges from 0.0% to 0.125% or (ii) the Secured Overnight Finance Rate (SOFR) plus a margin that ranges from 0.625% to 1.125%. Actual margins under either election will be based on our senior debt credit ratings. Interest on the term loan is payable monthly. At October 31, 2022, $4.7 billion was outstanding under the term loan. The carrying value of the term loan is net of debt issuance costs of $4 million as of October 31, 2022, and approximates its fair value. We paid $41 million in interest on the term loan during the three months ended October 31, 2022.
Unsecured Revolving Credit Facility. The 2021 Credit Facility includes a $1 billion unsecured revolving credit facility that will expire on November 1, 2026. Under this agreement we may, subject to certain customary conditions including lender approval, on one or more occasions increase commitments under the unsecured revolving credit facility in an amount not to exceed $250 million in the aggregate and may extend the maturity date up to two times. Advances under the unsecured revolving credit facility accrue interest at rates that are equal to, at our election, either (i) the alternate base rate plus a margin that ranges from 0.0% to 0.1%, or (ii) SOFR plus a margin that ranges from 0.69% to 1.1%. Actual margins under either election will be based on our senior debt credit ratings. At October 31, 2022, no amounts were outstanding under the unsecured revolving credit facility. We paid no interest on the unsecured revolving credit facility during the three months ended October 31, 2022.

Secured Revolving Credit Facilities
2019 Secured Facility. On February 19, 2019, a subsidiary of Intuit entered into a secured revolving credit facility with a lender to fund a portion of our loans to qualified small businesses (the 2019 Secured Facility). The 2019 Secured Facility is secured by cash and receivables of the subsidiary and is non-recourse to Intuit Inc. We have entered into several amendments to this facility, most recently on July 18, 2022, primarily to increase the facility limit, extend the commitment term and maturity date and update the benchmark interest rate. Under the amended 2019 Secured Facility, the facility limit is $500 million, of which $300 million is committed and $200 million is uncommitted. Advances accrue interest at adjusted daily simple SOFR plus 1.5%. Unused portions of the committed credit facility accrue interest at a rate ranging from 0.25% to 0.75%, depending on the total unused committed balance. The commitment term is through July 18, 2025, and the final maturity date is July 20, 2026. The agreement includes certain affirmative and negative covenants, including financial covenants that require the subsidiary to maintain specified financial ratios. As of October 31, 2022, we were compliant with all required covenants. At October 31, 2022, $300 million was outstanding under the 2019 Secured Facility and the weighted-average interest rate was 4.65%, which includes the interest on the unused committed portion. The outstanding balance is secured by cash and receivables of the subsidiary totaling $782 million. Interest on the 2019 Secured Facility is payable monthly. We paid $2 million of interest on this secured revolving credit facility during the three months ended October 31, 2022 and an immaterial amount during the three months ended October 31, 2021.
2022 Secured Facility. On October 12, 2022, another subsidiary of Intuit entered into a secured revolving credit facility with a lender to fund a portion of our loans to qualified small businesses (the 2022 Secured Facility). The 2022 Secured Facility is secured by cash and receivables of the subsidiary and is non-recourse to Intuit Inc. Under the agreement, the facility limit is $500 million, of which $150 million is committed and $350 million is uncommitted. Advances accrue interest at SOFR plus 1.3%. Unused portions of the committed credit facility accrue interest at a rate ranging from 0.2% to 0.4%, depending on the total unused committed balance. The commitment term is through October 12, 2024, and the final maturity date is October 13, 2025. The agreement includes certain affirmative and negative covenants, including financial covenants that require the subsidiary to maintain specified financial ratios. As of October 31, 2022, we were compliant with all required covenants. At October 31, 2022, no amounts were outstanding under the 2022 Secured Facility. We paid no interest on this secured revolving credit facility during the three months ended October 31, 2022.

Intuit Q1 Fiscal 2023 Form 10-Q	19

7. Other Liabilities and Commitments

Other Current Liabilities
Other current liabilities were as follows at the dates indicated:

(In millions)	October 31, 2022	July 31, 2022
Executive deferred compensation plan liabilities	$152	$147
Accrued settlement for state attorneys general	141	141
Current portion of operating lease liabilities	86	84
Sales, property, and other taxes	50	40
Reserve for returns and credits	25	25
Interest payable	20	11
Amounts due for share repurchases	19	10
Current portion of dividend payable	14	12
Merchant and consumer payments processing reserves	11	21
Income taxes payable	7	8
Reserve for promotional discounts and rebates	5	6
Other	59	74
Total other current liabilities	$589	$579
The balances of several of our other current liabilities, particularly our reserves for product returns and promotional discounts and rebates, are affected by the seasonality of our business. See Note 1, “Description of Business and Summary of Significant Accounting Policies – Seasonality,” for more information.

Other Long-Term Obligations
Other long-term obligations were as follows at the dates indicated:

(In millions)	October 31, 2022	July 31, 2022
Income tax liabilities	$45	$44
Dividend payable	13	12
Deferred revenue	5	6
Other	26	25
Total other long-term obligations	$89	$87

Unconditional Purchase Obligations
We describe our unconditional purchase obligations in Note 9 to the financial statements in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2022. There were no significant changes outside the ordinary course of business in our purchase obligations during the three months ended October 31, 2022.

8. Leases
We lease office facilities under non-cancellable operating lease arrangements. Our facility leases generally provide for periodic rent increases and may contain escalation clauses and renewal options. Our leases have remaining lease terms of up to 19 years, which include options to extend that are reasonably certain of being exercised. Some of our leases include one or more options to extend the leases for up to 10 years per option, which we are not reasonably certain to exercise. The options to extend are generally at rates to be determined in accordance with the agreements. Options to extend the lease are included in the lease liability if they are reasonably certain of being exercised. We do not have significant finance leases.
We sublease certain office facilities to third parties. These subleases have remaining lease terms of up to 8 years, some of which include one or more options to extend the subleases for up to 5 years per option.

Intuit Q1 Fiscal 2023 Form 10-Q	20

The components of lease expense were as follows:

	Three Months Ended
(In millions)	October 31, 2022	October 31, 2021
Operating lease cost (1)	$28	$21
Variable lease cost	4	3
Sublease income	(3)	(5)
Total net lease cost	$29	$19
(1)    Includes short-term leases, which were not significant for each of the three months ended October 31, 2022 and 2021.
Supplemental cash flow information related to operating leases was as follows:

	Three Months Ended
(In millions)	October 31, 2022	October 31, 2021
Cash paid for amounts included in the measurement of operating lease liabilities	$23	$24
Right-of-use assets obtained in exchange for operating lease liabilities	$16	$43
Other information related to operating leases was as follows at the dates indicated:

	October 31, 2022	July 31, 2022
Weighted-average remaining lease term for operating leases	8.1 years	8.1 years
Weighted-average discount rate for operating leases	2.2%	2.9%
Future minimum lease payments under non-cancellable operating leases as of October 31, 2022 were as follows:

(In millions)	Operating Leases (1)
Fiscal year ending July 31,
2023 (excluding the three months ended October 31, 2022)	$37
2024	107
2025	94
2026	76
2027	68
Thereafter	337
Total future minimum lease payments	719
Less imputed interest	(103)
Present value of lease liabilities	$616
(1)    Non-cancellable sublease proceeds for the remainder of the fiscal year ending July 31, 2023 and the fiscal years ending July 31, 2024, 2025, 2026, 2027, and thereafter of $9 million, $10 million, $5 million, $1 million, $1 million, and $3 million, respectively, are not included in the table above.
Supplemental balance sheet information related to operating leases was as follows at the dates indicated:

(In millions)	October 31, 2022	July 31, 2022

Operating lease right-of-use assets	$535	$549

Other current liabilities	$86	$84
Operating lease liabilities	530	542
Total operating lease liabilities	$616	$626

Intuit Q1 Fiscal 2023 Form 10-Q	21

9. Income Taxes

Effective Tax Rate
We compute our provision for or benefit from income taxes by applying the estimated annual effective tax rate to income or loss from recurring operations and adding the effects of any discrete income tax items specific to the period.
We recognized excess tax benefits on share-based compensation of $7 million and $47 million in our provision for income taxes for the three months ended October 31, 2022 and 2021, respectively.
We recorded an $8 million tax benefit on a pretax income of $32 million for the three months ended October 31, 2022. Excluding discrete tax items primarily related to share-based compensation tax benefits including those mentioned above, our effective tax rate was approximately 25%. The difference from the federal statutory rate of 21% was primarily due to state income taxes and non-deductible share-based compensation, which were partially offset by the tax benefit we received from the federal research and experimentation credit.
Our effective tax rate for the three months ended October 31, 2021 was approximately 4%. Excluding discrete tax items primarily related to share-based compensation tax benefits including those mentioned above, our effective tax rate was 25%. The difference from the federal statutory rate of 21% was primarily due to state income taxes and non-deductible share-based compensation, which were partially offset by the tax benefit we received from the federal research and experimentation credit.
A provision enacted as part of the 2017 Tax Cuts & Jobs Act requires companies to capitalize research and experimental expenditures for tax purposes in tax years beginning after December 31, 2021. This provision is applicable to our fiscal 2023. While this provision is not expected to have a material impact on our fiscal year 2023 effective tax rate, we expect our fiscal 2023 cash tax payments and related deferred tax asset positions to increase significantly compared to fiscal 2022, unless this provision is repealed or deferred.
In the current global tax policy environment, the U.S. and other domestic and foreign governments continue to consider, and in some cases enact, changes in corporate tax laws. As changes occur, we account for finalized legislation in the period of enactment.

Unrecognized Tax Benefits and Other Considerations
The total amount of our unrecognized tax benefits at July 31, 2022 was $216 million. If we were to recognize these net benefits, our income tax expense would reflect a favorable net impact of $123 million. There were no material changes to these amounts during the three months ended October 31, 2022. We do not believe that it is reasonably possible that there will be a significant increase or decrease in our unrecognized tax benefits over the next 12 months.
We offset an $89 million long-term liability for uncertain tax positions against our long-term income tax receivable at October 31, 2022 and July 31, 2022. The long-term income tax receivable at October 31, 2022 and July 31, 2022 was primarily related to the government’s approval of a method of accounting change request for fiscal 2018 and a refund claim related to Credit Karma’s alternative minimum tax credit that was recorded as part of the acquisition.

10. Stockholders’ Equity

Stock Repurchase Programs and Treasury Shares
Intuit’s Board of Directors has authorized a series of common stock repurchase programs. Shares of common stock repurchased under these programs become treasury shares. During the three months ended October 31, 2022, we repurchased a total of 1.2 million shares for $519 million under these programs. Included in this amount were $19 million of repurchases which occurred in late October 2022 and settled in early November 2022. On August 19, 2022, our Board approved an increase in the authorization under the existing stock repurchase program under which we are authorized to repurchase up to an additional $2 billion of our common stock. At October 31, 2022, we had authorization from our Board of Directors to expend up to $3.0 billion for stock repurchases. Future stock repurchases under the current program are at the discretion of management, and authorization of future stock repurchase programs is subject to the final determination of our Board of Directors.
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

Intuit Q1 Fiscal 2023 Form 10-Q	22

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

Dividends on Common Stock
During the three months ended October 31, 2022, we declared quarterly cash dividends that totaled $0.78 per share of outstanding common stock for a total of $225 million. In November 2022, our Board of Directors declared a quarterly cash dividend of $0.78 per share of outstanding common stock payable on January 18, 2023, to stockholders of record at the close of business on January 10, 2023. Future declarations of dividends and the establishment of future record dates and payment dates are subject to the final determination of our Board of Directors.

Share-Based Compensation Expense
The following table summarizes the total share-based compensation expense that we recorded in operating income for the periods shown.

	Three Months Ended
(In millions)	October 31, 2022	October 31, 2021
Cost of revenue	$86	$27
Selling and marketing	106	64
Research and development	136	109
General and administrative	94	80
Total share-based compensation expense	$422	$280
We capitalized no share-based compensation related to internal-use software projects during the three months ended October 31, 2022 and $1 million during the three months ended October 31, 2021.

Share-Based Awards Available for Grant
A summary of share-based awards available for grant under our plans for the three months ended October 31, 2022 was as follows:

(Shares in thousands)	Shares Available for Grant
Balance at July 31, 2022	26,260
Restricted stock units granted (1)	(1,051)
Options granted	—
Share-based awards canceled/forfeited/expired (1) (2)	1,556
Balance at October 31, 2022	26,765
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

Intuit Q1 Fiscal 2023 Form 10-Q	23

Restricted Stock Unit and Restricted Stock Activity
A summary of RSU and restricted stock activity for the three months ended October 31, 2022 was as follows:

(Shares in thousands)	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at July 31, 2022	11,467	$413.32
Granted	457	434.39
Vested	(688)	359.72
Forfeited	(370)	265.76
Nonvested at October 31, 2022	10,866	$422.62
At October 31, 2022, there was approximately $4.0 billion of unrecognized compensation cost related to non-vested RSUs and restricted stock with a weighted average vesting period of 2.9 years. We will adjust unrecognized compensation cost for actual forfeitures as they occur.

Stock Option Activity
A summary of stock option activity for the three months ended October 31, 2022 was as follows:

	Options Outstanding
(Shares in thousands)	Number of Shares	Weighted Average Exercise Price Per Share
Balance at July 31, 2022	2,292	$289.62
Granted	—	—
Exercised	(83)	230.71
Canceled or expired	(7)	447.85
Balance at October 31, 2022	2,202	$291.31

Exercisable at October 31, 2022	1,414	$214.71
At October 31, 2022, there was approximately $100 million of unrecognized compensation cost related to non-vested stock options with a weighted average vesting period of 3.1 years. We will adjust unrecognized compensation cost for actual forfeitures as they occur.

11. Legal Proceedings
Beginning in May 2019, various legal proceedings were filed and certain regulatory inquiries were commenced in connection with our provision and marketing of free online tax preparation programs. We believe that the allegations contained within these legal proceedings are without merit and continue to defend our interests in them. These proceedings included, among others, multiple putative class actions that were consolidated into a single putative class action in the Northern District of California in September 2019 (the Intuit Free File Litigation). In August 2020, the Ninth Circuit Court of Appeals ordered that the putative class action claims be resolved through arbitration. In May 2021, the Intuit Free File Litigation was dismissed on a non-class basis after we entered into an agreement that resolved the matter on an individual non-class basis for an immaterial amount, without any admission of wrongdoing. These proceedings also include a class action lawsuit that was filed in the Ontario (Canada) Superior Court of Justice on August 25, 2022.
These proceedings also included individual demands for arbitration that were filed beginning in October 2019. On February 23, 2022 and May 23, 2022, we entered into settlement agreements that will resolve all of these pending arbitration claims, without any admission of wrongdoing. The ultimate amount that we are required to pay under these agreements will depend on the number of claimants that provide releases of claims thereunder. During the three months ended October 31, 2022, we accrued an immaterial amount based on our estimate of the probable payments we could make under these agreements. While we believe our accrual is adequate, the final payments required under these agreements could differ from our recorded estimate.
In June 2021, we received a demand and draft complaint from the Federal Trade Commission (FTC) and certain state attorneys general relating to the ongoing inquiries described above. On March 29, 2022, the FTC filed an action in federal court seeking a temporary restraining order and a preliminary injunction enjoining certain Intuit business practices pending resolution of the

Intuit Q1 Fiscal 2023 Form 10-Q	24

FTC’s administrative complaint seeking to permanently enjoin certain Intuit business practices (the FTC Actions). On April 22, 2022, the Northern District of California denied the FTC’s requests for a temporary restraining order and a preliminary injunction. On August 22, 2022, the FTC filed a motion for summary decision in the administrative action that, if granted by the Commissioners of the FTC, would decide that matter in whole or in part in favor of the FTC before a trial was held. On August 30, 2022, we filed our response to the FTC's motion and, on October 31, 2022, a hearing on the motion was held before the Commissioners. The Commissioners have set a deadline of December 30, 2022 to issue a decision on the motion. While we continue to believe that the allegations contained in the FTC’s administrative complaint are without merit, the defense and resolution of this matter could involve significant costs to us. The state attorneys general did not join the FTC Actions and, on May 4, 2022, we entered into a settlement agreement with the attorneys general of the 50 states and the District of Columbia, admitting no wrongdoing, that resolved the states’ inquiry, as well as actions brought by the Los Angeles City Attorney and the Santa Clara County (California) Counsel. As part of this agreement, we agreed to pay $141 million and made certain commitments regarding our advertising and marketing practices. For the quarter ended April 30, 2022, we recorded this payment as a one-time charge.
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
On August 1, 2022, to better align our personal finance strategy, our Mint offering moved from our Consumer segment to our Credit Karma segment. Revenue and operating results for Mint are not significant and the previously reported segment results have not been reclassified. Effective August 1, 2022, the operating results for Mint are included in the Credit Karma segment.
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
ProTax: This segment serves professional accountants in the U.S. and Canada, who are essential to both small business success and tax preparation and filing. Our professional tax offerings include Lacerte, ProSeries, and ProConnect Tax Online in the U.S., and ProFile and ProTax Online in Canada.

Intuit Q1 Fiscal 2023 Form 10-Q	25

All of our segments operate primarily in the United States and sell primarily to customers in the United States. Total international net revenue was approximately 10% of consolidated net revenue for the three months ended October 31, 2022, and 6% for the three months ended October 31, 2021.
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
The accounting policies of our reportable segments are the same as those described in the summary of significant accounting policies in Note 1 to the financial statements in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2022 and in Note 1, "Description of Business and Summary of Significant Accounting Policies – Significant Accounting Policies" in this Quarterly Report on Form 10-Q. Except for goodwill and purchased intangible assets, we do not generally track assets by reportable segment and, consequently, we do not disclose total assets by reportable segment.
The following table shows our financial results by reportable segment for the periods indicated.

	Three Months Ended
(In millions)	October 31, 2022	October 31, 2021
Net revenue:
Small Business & Self-Employed	$1,988	$1,443
Consumer	150	120
Credit Karma	425	418
ProTax	34	26
Total net revenue	$2,597	$2,007

Operating income (loss):
Small Business & Self-Employed	$1,179	$921
Consumer	11	(11)
Credit Karma	94	169
ProTax	(6)	(11)
Total segment operating income	1,278	1,068
Unallocated corporate items:
Share-based compensation expense	(422)	(280)
Other corporate expenses	(618)	(525)
Amortization of acquired technology	(41)	(15)
Amortization of other acquired intangible assets	(121)	(53)
Total unallocated corporate items	(1,202)	(873)
Total operating income	$76	$195

Intuit Q1 Fiscal 2023 Form 10-Q	26

Revenue classified by significant product and service offerings was as follows:

	Three Months Ended
(In millions)	October 31, 2022	October 31, 2021
Net revenue:
QuickBooks Online Accounting	$668	$519
Online Services	681	326
Total Online Ecosystem	1,349	845
QuickBooks Desktop Accounting	312	267
Desktop Services and Supplies	327	331
Total Desktop Ecosystem	639	598
Small Business & Self-Employed	1,988	1,443
Consumer	150	120
Credit Karma	425	418
ProTax	34	26
Total net revenue	$2,597	$2,007

Intuit Q1 Fiscal 2023 Form 10-Q	27

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
You should read this MD&A in conjunction with the financial statements and related notes in Part I, Item 1 of this Quarterly Report and our Annual Report on Form 10-K for the fiscal year ended July 31, 2022.
On November 1, 2021, we acquired all of the outstanding equity of The Rocket Science Group LLC (Mailchimp). Mailchimp is part of our Small Business & Self-Employed segment. We have included the results of Mailchimp in our consolidated results of operations from the date of acquisition.
On August 1, 2022, to better align our personal finance strategy, our Mint offering moved from our Consumer segment to our Credit Karma segment. Revenue and operating results for Mint are not significant and the previously reported segment results have not been reclassified. Effective August 1, 2022, the operating results for Mint are included in the Credit Karma segment.
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

About Intuit
Intuit helps consumers and small businesses prosper by delivering financial management and compliance products and services. We also provide specialized tax products to accounting professionals, who are key partners that help us serve small business customers. We organize our businesses into four reportable segments – Small Business & Self-Employed, Consumer, Credit Karma, and ProTax.

Intuit Q1 Fiscal 2023 Form 10-Q	28

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
ProTax: This segment serves professional accountants in the U.S. and Canada, who are essential to both small business success and tax preparation and filing. Our professional tax offerings include Lacerte, ProSeries, and ProConnect Tax Online in the U.S., and ProFile and ProTax Online in Canada.

Our Business and Growth Strategy
At Intuit, our strategy starts with customer obsession. We listen to and observe our customers, understand their challenges, and then use advanced technology, including artificial intelligence (AI), to develop innovative solutions to help consumers and small businesses prosper. Our strategy for delivering on our bold goals is to be an AI-driven expert platform where we and others can solve our customers’ most important problems. We plan to accelerate the development of the platform by applying AI in three key areas:
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
As we build our AI-driven expert platform, we prioritize our resources on five strategic priorities across the company. These priorities focus on solving the problems that matter most to customers and include:
•Revolutionizing speed to benefit: When customers use our products and services, we use the power of data-driven customer insights to help deliver value instantly and aim to make interactions with our offerings frictionless, without the need for customers to manually enter data. We are accelerating the application of AI and investing in decentralized technologies such as blockchain and cryptocurrency, with a goal to revolutionize the customer experience and help customers put more money in their pockets faster. This priority is foundational across our business, and execution against it positions us to succeed with our other four strategic priorities.

Intuit Q1 Fiscal 2023 Form 10-Q	29

•Connecting people to experts: The largest problem our customers face is lack of confidence to file their own taxes or to manage their books. To build their confidence, we connect our customers to experts. We offer customers access to experts to help them make important decisions – and experts, such as accountants, gain access to new customers so they can grow their businesses.
We are also expanding how we think about virtual experiences by exploring metaverse technologies and broadening the segments we serve beyond tax and accounting, to play a more meaningful role in our customers' lives.
•Unlocking smart money decisions: We are creating a comprehensive, self-driving financial platform that propels our members forward wherever they are on their financial journey, so our members can understand their financial picture, make smart financial decisions, and stick to their financial plan in the near and long term.
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
Seasonality
Our Consumer and ProTax offerings have a significant and distinct seasonal pattern as sales and revenue from our income tax preparation products and services are typically concentrated in the period from November through April. This seasonal pattern results in higher net revenues during our second and third quarters ending January 31 and April 30, respectively.
We expect the seasonality of our Consumer and ProTax businesses to continue to have a significant impact on our quarterly financial results in the future.

Key Challenges and Risks
Our growth strategy depends upon our ability to initiate and embrace disruptive technology trends, to enter new markets, and to drive broad adoption of the products and services we develop and market. Our future growth also increasingly depends on the strength of our third-party business relationships and our ability to continue to develop, maintain and strengthen new and existing relationships. To remain competitive and continue to grow, we are investing significant resources in our product development, marketing, and sales capabilities, and we expect to continue to do so in the future. Much of our future success also depends on our ability to continue to attract, retain and develop highly skilled employees in a highly competitive talent environment.
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
We operate in industries that are experiencing an increasing amount of fraudulent activities by malicious third parties. We implement additional security measures, and we continue to work with state and federal governments to implement industry-wide security and anti-fraud measures, including sharing information regarding suspicious activity. We received ISO 27001 certification for a portion of our systems, and we continue to invest in security measures and to work with the broader industry and government to protect our customers against this type of fraud.
For a complete discussion of the most significant risks and uncertainties affecting our business, please see “Forward-Looking Statements” immediately preceding Part I and “Risk Factors” in Item 1A of Part II of this Quarterly Report.

Intuit Q1 Fiscal 2023 Form 10-Q	30

Overview of Financial Results
The most important financial indicators that we use to assess our business are revenue growth for the company as a whole and for each reportable segment; operating income growth for the company as a whole; earnings per share; and cash flow from operations. We also track certain non-financial drivers of revenue growth and, when material, identify them in the applicable discussions of segment results below. Service offerings are a significant part of our business. Our total service and other revenue was approximately $11 billion or 86% of our total revenue in fiscal 2022 and we expect our total service and other revenue to continue to grow in the future.
Key highlights for the first three months of fiscal 2023 include the following:

Revenue of	Small Business & Self-Employed revenue of	Cash, cash equivalents, and investments of
$2.6 B	$2.0 B	$2.7 B
up 29% from the same period of fiscal 2022	up 38% from the same period of fiscal 2022

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant impact on our net revenue, operating income or loss, and net income or loss, as well as on the value of certain assets and liabilities on our condensed consolidated balance sheets. We believe that the estimates, assumptions and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2022 have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. There were no significant changes in those critical accounting policies and estimates during the first three months of fiscal 2023. Senior management has reviewed the development and selection of our critical accounting policies and estimates and their disclosure in this Quarterly Report on Form 10-Q with the Audit and Risk Committee of our Board of Directors.

Intuit Q1 Fiscal 2023 Form 10-Q	31

RESULTS OF OPERATIONS

Financial Overview

(Dollars in millions, except per share amounts)	Q1 FY23	Q1 FY22	$ Change	% Change
Total net revenue	$2,597	$2,007	$590	29%
Operating income	76	195	(119)	(61)%
Net income	40	228	(188)	(82)%
Diluted net income per share	$0.14	$0.82	$(0.68)	(83)%
Total net revenue for the first quarter of fiscal 2023 increased $590 million or 29% compared with the same quarter of fiscal 2022. Our Small Business & Self-Employed segment revenue increased during the quarter primarily due to growth in our Online Ecosystem revenue, which included $264 million of revenue from Mailchimp. Revenue for our Credit Karma segment increased $7 million in the first quarter of fiscal 2023 compared to the same quarter of fiscal 2022, primarily due to growth in our credit card vertical which was partially offset by decreases in our personal loan, home loan, auto insurance, and auto loan verticals. Revenue in our Consumer and ProTax segments was seasonally light, consistent with the same quarter of fiscal 2022. See “Segment Results” later in this Item 2 for more information about the results for all of our reportable segments.
Operating income decreased $119 million for the first quarter of fiscal 2023 compared to the same quarter of fiscal 2022. The decrease in operating income was due to increases in expenses for staffing, share-based compensation, marketing, and amortization of other acquired intangible assets, partially offset by the increases in revenue described above. See "Cost of Revenue" and “Operating Expenses” later in this Item 2 for more information.
Net income decreased $188 million for the first quarter of fiscal 2023 compared with in the same quarter of 2022. The decrease in net income was due to the decrease in operating income described above, an increase in interest expense due to borrowing $4.7 billion on a term loan in the second quarter of fiscal 2022, and a $39 million net gain on other long-term investments in the first quarter of fiscal 2022, which were partially offset by a decrease in the associated income tax expense. Diluted net income per share decreased to $0.14 for the first quarter of fiscal 2023 compared to $0.82 for the same quarter of fiscal 2022, in line with the decrease in net income.

Segment Results
The information below is organized in accordance with our four reportable segments. See “Executive Overview – About Intuit” earlier in this Item 2 and Note 12 to the financial statements in Part I, Item 1 of this Quarterly Report for more information. All of our segments operate and sell to customers primarily in the United States. Total international net revenue was approximately 10% for the three months ended October 31, 2022, and 6% for the three months ended October 31, 2021.
On November 1, 2021, we acquired Mailchimp in a business combination. Mailchimp is part of our Small Business & Self-Employed segment. We have included the results of operations of Mailchimp in our condensed consolidated results of operations from the date of acquisition.
On August 1, 2022, to better align our personal finance strategy, our Mint offering moved from our Consumer segment to our Credit Karma segment. Revenue and operating results for Mint are not significant and the previously reported segment results have not been reclassified. Effective August 1, 2022, the operating results for Mint are included in the Credit Karma segment.
On August 1, 2022, we renamed our ProConnect segment as the ProTax segment. This segment continues to serve professional accountants. Segment operating income or loss is segment net revenue less segment cost of revenue and operating expenses. See “Executive Overview – Industry Trends and Seasonality” earlier in this Item 2 for a description of the seasonality of our business. We include expenses such as corporate selling and marketing, product development, general and administrative, and non-employment related legal and litigation settlement costs, which are not allocated to specific segments, in unallocated corporate items as part of other corporate expenses. For our Credit Karma reportable segment, segment expenses include all direct expenses related to selling and marketing, product development, and general and administrative. Unallocated corporate items for all segments include share-based compensation, amortization of acquired technology, amortization of other acquired intangible assets, goodwill and intangible asset impairment charges, and professional fees and transaction charges related to business combinations. These unallocated corporate items for all segments totaled $1.2 billion in the first three months of fiscal 2023 and $873 million in the first three months of fiscal 2022. Unallocated corporate items increased in the fiscal 2023 period due to increases in share-based compensation expense, amortization of other acquired intangible assets, general and administrative expense, amortization of acquired technology, product development, and selling and marketing expense. See Note 12 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report for reconciliations of total segment operating income or loss to consolidated operating income or loss for each fiscal period presented.

Intuit Q1 Fiscal 2023 Form 10-Q	32

Small Business & Self-Employed

Small Business & Self-Employed segment includes both Online Ecosystem and Desktop Ecosystem revenue.
Our Online Ecosystem includes revenue from:
•QuickBooks Online, QuickBooks Live, QuickBooks Online Advanced and QuickBooks Self-Employed financial and business management offerings;
•QuickBooks Online Payroll
•Merchant payment processing services for small businesses who use online offerings;
•Mailchimp’s e-commerce, marketing automation, and customer relationship management offerings;
•QuickBooks Commerce;
•QuickBooks Checking; and
•Financing for small businesses.
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
•QuickBooks Point of Sale;
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

(Dollars in millions)	Q1 FY23	Q1 FY22	% Change
Product revenue	$406	$378	7%
Service and other revenue	1,582	1,065	49%
Total segment revenue	$1,988	$1,443	38%
% of total revenue	77%	72%

Segment operating income	$1,179	$921	28%
% of related revenue	59%	64%

Intuit Q1 Fiscal 2023 Form 10-Q	33

Revenue classified by significant product and service offerings was as follows:

(Dollars in millions)	Q1 FY23	Q1 FY22	% Change
Net revenue:
QuickBooks Online Accounting	$668	$519	29%
Online Services	681	326	109%
Total Online Ecosystem	1,349	845	60%
QuickBooks Desktop Accounting	312	267	17%
Desktop Services and Supplies	327	331	(1)%
Total Desktop Ecosystem	639	598	7%
Total Small Business & Self-Employed	$1,988	$1,443	38%
Revenue for our Small Business & Self-Employed segment increased $545 million or 38% in the first quarter of fiscal 2023 compared with the same periods of fiscal 2022. The increase was primarily due to growth in Online Ecosystem revenue, which included $264 million of revenue from Mailchimp for the first quarter of fiscal 2023.
Online Ecosystem Revenue
Online Ecosystem revenue increased 60% in the first quarter of fiscal 2023 compared with the same quarter of fiscal 2022. QuickBooks Online Accounting revenue increased 29% in the first quarter of fiscal 2023 compared with the same quarter of fiscal 2022, primarily due to an increase in customers, higher effective prices, and a shift in mix to our higher priced offerings. Online Services revenue increased 109% in the first quarter of fiscal 2023 compared with the same quarter of fiscal 2022, primarily due to additional revenue from the Mailchimp offerings and an increase in revenue from our payroll and payments offerings. Online payroll revenue increased due to an increase in customers and a shift in mix to our higher priced offerings. Online payments revenue increased due to an increase in charge volume per customer and an increase in customers.
Desktop Ecosystem Revenue
Desktop Ecosystem revenue increased 7% in the first quarter of fiscal 2023 compared with the same quarter of fiscal 2022, due to the growth in our QuickBooks Desktop and Enterprise subscription offerings which was partially offset by a decrease in Desktop unit sales. In the first quarter of fiscal 2022, we discontinued our QuickBooks Desktop packaged software products and now sell predominantly on a subscription basis.
Small Business & Self-Employed segment operating income increased 28% in the first quarter of fiscal 2023 compared with the same quarter of fiscal 2022, primarily due to the increase in revenue described above, partially offset by higher expenses for staffing and marketing.

Intuit Q1 Fiscal 2023 Form 10-Q	34

Consumer

Consumer segment product revenue is derived primarily from TurboTax desktop tax return preparation software and related form updates.
Consumer segment service and other revenue is derived primarily from TurboTax Online and TurboTax Live offerings, electronic tax filing services and connected services.

(Dollars in millions)	Q1 FY23	Q1 FY22	% Change
Product revenue	$7	$7	—%
Service and other revenue	143	113	27%
Total segment revenue	$150	$120	25%
% of total revenue	6%	6%

Segment operating income (loss)	$11	$(11)	NM
% of related revenue	7%	(9)%
NM - Not meaningful
Revenue for our Consumer segment increased $30 million or 25% in the first three months of fiscal 2023 compared with the same period of fiscal 2022. Due to the seasonal nature of our Consumer offerings, we typically generate minimal revenue from Consumer products and services in our first fiscal quarter compared with our second and third fiscal quarters. The majority of revenue for the first quarter of each fiscal year is for the filing of returns for the previous tax year.
In the first three months of fiscal 2023 we recorded segment operating income of $11 million, compared to a segment operating loss of $11 million in the same period of fiscal 2022. The increase in revenue described above was partially offset by an increase in expenses.
Because of the seasonality of our Consumer revenue, we do not believe that the revenue or operating results for the first quarter of fiscal 2023 is indicative of trends for the current fiscal year. We will not have substantially complete results for the 2022 tax season until the third quarter of fiscal 2023.
Effective August 1, 2022, our Mint offering is part of our Credit Karma segment.

Intuit Q1 Fiscal 2023 Form 10-Q	35

Credit Karma

Credit Karma revenue is derived from cost-per-action transactions, which include the delivery of qualified links that result in completed actions such as credit card issuances and personal loan funding; and cost-per-click and cost-per-lead transactions, which include user clicks on advertisements or advertisements that allow for the generation of leads, and primarily relate to mortgage and insurance businesses. Credit Karma also includes revenue from our Mint offering.

(Dollars in millions)	Q1 FY23	Q1 FY22	% Change
Product revenue	$—	$—	N/A
Service and other revenue	425	418	2%
Total segment revenue	$425	$418	2%
% of total revenue	16%	21%

Segment operating income	$94	$169	(44)%
% of related revenue	22%	40%
Revenue increased $7 million in the first quarter of fiscal 2023 compared to the same period of fiscal 2022, primarily due to growth in our credit card vertical, which was partially offset by decreases in our personal loan, home loan, auto insurance, and auto loan verticals.
Credit Karma segment operating income decreased $75 million in the first quarter of fiscal 2023 compared to the same period of fiscal 2022, primarily due to higher expenses for marketing and staffing, partially offset by the increase in revenue described above.
Effective August 1, 2022, our Mint offering is part of our Credit Karma segment.

Intuit Q1 Fiscal 2023 Form 10-Q	36

ProTax

ProTax segment product revenue is derived primarily from Lacerte, ProSeries, and ProFile desktop tax preparation software products and related form updates.
ProTax segment service and other revenue is derived primarily from ProTax Online tax products, electronic tax filing service, connected services and, bank products.

(Dollars in millions)	Q1 FY23	Q1 FY22	% Change
Product revenue	$14	$12	17%
Service and other revenue	20	14	43%
Total segment revenue	$34	$26	31%
% of total revenue	1%	1%

Segment operating loss	$(6)	$(11)	(45)%
% of related revenue	(18)%	(42)%
Revenue for our ProTax segment revenue increased $8 million or 31% in the first three months of fiscal 2023 compared with the same period of fiscal 2022. Due to the seasonal nature of our ProTax offerings, we typically generate minimal revenue from professional tax products and services in our first fiscal quarter compared with our second and third fiscal quarters. The majority of revenue for the first quarter of each fiscal year is for the filing of returns for the previous tax year.
In our first fiscal quarter, our ProTax segment typically generates operating losses because we continue to incur operating expenses for general and administrative functions and research and development while revenue is minimal.
Because of the seasonality of our ProTax revenue, we do not believe that the revenue or operating results for the first quarter of fiscal 2023 is indicative of trends for the current fiscal year. We will not have substantially complete results for the 2022 tax season until the third quarter of fiscal 2023.

Intuit Q1 Fiscal 2023 Form 10-Q	37

Cost of Revenue

(Dollars in millions)	Q1 FY23	% of Related Revenue	Q1 FY22	% of Related Revenue
Cost of product revenue	$15	4%	$15	4%
Cost of service and other revenue	620	29%	387	24%
Amortization of acquired technology	41	n/a	15	n/a
Total cost of revenue	$676	26%	$417	21%
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
Cost of product revenue as a percentage of product revenue was relatively consistent in the first quarter of fiscal 2023 compared with the same period of fiscal 2022. We expense costs of product revenue as they are incurred for delivered software and we do not defer any of these costs when product revenue is deferred.
Cost of service and other revenue as a percentage of service and other revenue increased in the first quarter of fiscal 2023 compared with the same period of fiscal 2022. This increase is primarily due to an increase in share-based compensation expense and the lower revenue growth for Credit Karma described above.

Operating Expenses

(Dollars in millions)	Q1 FY23	% of Total Net Revenue	Q1 FY22	% of Total Net Revenue
Selling and marketing	$795	31%	$550	27%
Research and development	625	24%	530	26%
General and administrative	304	12%	262	13%
Amortization of other acquired intangible assets	121	5%	53	3%
Total operating expenses	$1,845	71%	$1,395	70%
Total operating expenses as a percentage of total net revenue increased slightly in the first quarter of fiscal 2023 compared to the same period of fiscal 2022. Total net revenue for the first quarter of fiscal 2023 increased $590 million or 29% due to the increases in revenue described above, while total operating expenses for the quarter increased $450 million or 32%. Total operating expenses increased $147 million for staffing due to higher headcount, $103 million for marketing, $83 million for share-based compensation, and $68 million for amortization of other acquired intangible assets, which was primarily related to Mailchimp.

Non-Operating Income and Expenses
Interest Expense
Interest expense of $49 million for the first three months of fiscal 2023 consisted primarily of interest on our senior unsecured notes, unsecured term loan, and secured revolving credit facilities. Interest expense of $7 million for the first three months of fiscal 2022 consisted primarily of interest on our senior unsecured notes and secured revolving credit facility.

Intuit Q1 Fiscal 2023 Form 10-Q	38

Interest and Other Income, Net

(In millions)	Q1 FY23	Q1 FY22
Interest income (1)	$14	$5
Net gain (loss) on executive deferred compensation plan assets (2)	(10)	4
Other (3)	1	41
Total interest and other income, net	$5	$50
(1)    Interest income in the first quarter of fiscal 2023 increased compared to the same period of fiscal 2022 primarily due to higher average interest rates.
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
(3)    In the three months ended October 31, 2021, we recorded $39 million of net gains on other long-term investments.
Income Taxes
We compute our provision for or benefit from income taxes by applying the estimated annual effective tax rate to income or loss from recurring operations and adding the effects of any discrete income tax items specific to the period.
We recognized excess tax benefits on share-based compensation of $7 million and $47 million in our provision for income taxes for the three months ended October 31, 2022 and 2021, respectively.
We recorded an $8 million tax benefit on a pretax income of $32 million for the three months ended October 31, 2022. Excluding discrete tax items primarily related to share-based compensation tax benefits including those mentioned above, our effective tax rate was approximately 25%. The difference from the federal statutory rate of 21% was primarily due to state income taxes and non-deductible share-based compensation, which were partially offset by the tax benefit we received from the federal research and experimentation credit.
Our effective tax rate for the three months ended October 31, 2021 was approximately 4%. Excluding discrete tax items primarily related to share-based compensation tax benefits including those mentioned above, our effective tax rate was 25%. The difference from the federal statutory rate of 21% was primarily due to state income taxes and non-deductible share-based compensation, which were partially offset by the tax benefit we received from the federal research and experimentation credit.
A provision enacted as part of the 2017 Tax Cuts & Jobs Act requires companies to capitalize research and experimental expenditures for tax purposes in tax years beginning after December 31, 2021. This provision is applicable to our fiscal 2023. While this provision is not expected to have a material impact on our fiscal year 2023 effective tax rate, we expect our fiscal 2023 cash tax payments and related deferred tax asset positions to increase significantly compared to fiscal 2022, unless this provision is repealed or deferred.
The Inflation Reduction Act was enacted on August 16, 2022. This law, among other provisions, provides a corporate alternative minimum tax on adjusted financial statement income, which is effective for us beginning in fiscal 2024. We are continuing to evaluate the impact it may have on our financial position and results of operations.
In the current global tax policy environment, the U.S. and other domestic and foreign governments continue to consider, and in some cases enact, changes in corporate tax laws. As changes occur, we account for finalized legislation in the period of enactment.

LIQUIDITY AND CAPITAL RESOURCES

Overview
At October 31, 2022, our cash, cash equivalents and investments totaled $2.7 billion, a decrease of $557 million from July 31, 2022 due to the factors discussed under “Statements of Cash Flows” below. Our primary sources of liquidity have been cash from operations, which entails the collection of accounts receivable for products and services, the issuance of senior unsecured notes, and borrowings under our credit facilities. Our primary uses of cash have been for research and development programs, selling and marketing activities, capital projects, acquisitions of businesses, debt service costs and debt repayment, repurchases of our common stock under our stock repurchase programs, and the payment of cash dividends. As discussed in “Executive Overview – Industry Trends and Seasonality” earlier in this Item 2, our business is subject to significant seasonality. The balance of our cash, cash equivalents, and investments generally fluctuates with that seasonal pattern. We believe the seasonality of our business is likely to continue in the future.

Intuit Q1 Fiscal 2023 Form 10-Q	39

The following table summarizes selected measures of our liquidity and capital resources at the dates indicated:

(Dollars in millions)	October 31, 2022	July 31, 2022	$ Change	% Change
Cash, cash equivalents, and investments	$2,724	$3,281	$(557)	(17)%
Long-term investments	98	98	—	—%
Short-term debt	499	499	—	—%
Long-term debt	6,486	6,415	71	1%
Working capital	1,229	1,417	(188)	(13)%
Ratio of current assets to current liabilities	1.4 : 1	1.4 : 1
We have historically generated significant cash from operations and we expect to continue to do so in the future. Our cash, cash equivalents, and investments totaled $2.7 billion at October 31, 2022. None of those funds were restricted and approximately 88% of those funds were located in the U.S.
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
Our secured revolving credit facilities are available to fund a portion of our loans to qualified small businesses. At October 31, 2022, $300 million was outstanding under both secured revolving credit facilities.
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

Statements of Cash Flows
The following table summarizes selected items from our condensed consolidated statements of cash flows for the first three months of fiscal 2023 and fiscal 2022. See the financial statements in Part I, Item 1 of this Quarterly Report for complete condensed consolidated statements of cash flows for those periods.

	Three Months Ended
(Dollars in millions)	October 31, 2022	October 31, 2021	$ Change
Net cash provided by (used in):
Operating activities	$328	$145	$183
Investing activities	(256)	796	(1,052)
Financing activities	(913)	(786)	(127)
Effect of exchange rates on cash, cash equivalents, restricted cash, and restricted cash equivalents	(16)	(2)	(14)
Net increase (decrease) in cash, cash equivalents, restricted cash, and restricted cash equivalents	$(857)	$153	$(1,010)

Intuit Q1 Fiscal 2023 Form 10-Q	40

Our primary sources and uses of cash were as follows:
Three Months Ended
October 31, 2022	October 31, 2021
 Sources of cash:

• Operations
• Net sales and maturities of corporate and customer fund investments
• Issuance of common stock under employee stock plans

 Uses of cash:

• Repurchases of shares of our common stock
• Payment of accrued bonuses for fiscal 2022
• Payment of cash dividends and dividend rights
• Capital expenditures
• Net originations of term loans to small businesses

 Sources of cash:

• Operations
• Issuance of common stock under employee stock plans

 Uses of cash:
• Repurchases of shares of our common stock
• Payment of accrued bonuses for fiscal 2021
• Payment of cash dividends and dividend rights
• Capital expenditures
• Net originations of term loans to small businesses

Stock Repurchase Programs, Treasury Shares, and Dividends on Common Stock
As described in Note 10 to the financial statements in Part I, Item 1 of this Quarterly Report, during the first three months of fiscal 2023, we repurchased 1.2 million shares of our common stock under repurchase programs that our Board of Directors has authorized. On August 19, 2022, our Board approved an increased authorization to purchase up to an additional $2 billion of our common stock under existing the existing stock repurchase program. At October 31, 2022, we had authorization from our Board of Directors to expend up to $3.0 billion for stock repurchases. We currently expect to continue repurchasing our common stock on a quarterly basis; however, future stock repurchases under the current program are at the discretion of management, and authorization of future stock repurchase programs is subject to the final determination of our Board of Directors.
We have continued to pay quarterly cash dividends on shares of our outstanding common stock. During the three months ended October 31, 2022, we declared quarterly cash dividends that totaled $0.78 per share of outstanding common stock for a total of $225 million. In November 2022, our Board of Directors declared a quarterly cash dividend of $0.78 per share of outstanding common stock payable on January 18, 2023 to stockholders of record at the close of business on January 10, 2023. We currently expect to continue paying comparable cash dividends on a quarterly basis. However, future declarations of dividends and the establishment of future record dates and payment dates are subject to the final determination of our Board of Directors.

Commitments for Senior Unsecured Notes
In June 2020, we issued $2 billion of senior unsecured notes comprised of the following:
•$500 million of 0.650% notes due July 2023;
•$500 million of 0.950% notes due July 2025;
•$500 million of 1.350% notes due July 2027; and
•$500 million of 1.650% notes due July 2030 (together, the Notes).
Interest is payable semiannually on January 15 and July 15 of each year. At October 31, 2022, our maximum commitment for interest payments under the Notes was $117 million through the maturity dates.
The Notes are senior unsecured obligations of Intuit and rank equally with all existing and future unsecured and unsubordinated indebtedness of Intuit and are redeemable by us at any time, subject to a make-whole premium. Upon the occurrence of change of control transactions that are accompanied by certain downgrades in the credit ratings of the Notes, we will be required to repurchase the Notes at a repurchase price equal to 101% of the aggregate outstanding principal plus any accrued and unpaid interest to but not including the date of repurchase. The indenture governing the Notes requires us to comply with certain covenants. For example, the Notes limit our ability to create certain liens and enter into sale and leaseback transactions. As of October 31, 2022, we were compliant with all covenants governing the Notes. See Note 6 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report for more information.

Intuit Q1 Fiscal 2023 Form 10-Q	41

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
Under the 2021 Credit Facility we may, subject to certain customary conditions including lender approval, on one or more occasions increase commitments under the unsecured revolving credit facility in an amount not to exceed $250 million in the aggregate and may extend the maturity date up to two times. Advances under the unsecured revolving credit facility accrue interest at rates that are equal to, at our election, either (i) the alternate base rate plus a margin that ranges from 0.0% to 0.1%, or (ii) the Secured Overnight Finance Rate (SOFR) plus a margin that ranges from 0.69% to 1.1%. Actual margins under either election will be based on our senior debt credit ratings. At October 31, 2022, no amounts were outstanding under the unsecured revolving credit facility. We monitor counterparty risk associated with the institutional lenders that are providing the credit facility.
On November 1, 2021, we borrowed the full $4.7 billion under the unsecured term loan to fund a portion of the cash consideration for the acquisition of Mailchimp. Under this agreement we may, subject to certain customary conditions, on one or more occasions increase commitments under the term loan in an amount not to exceed $400 million in the aggregate. The term loan accrues interest at rates that are equal to, at our election, either (i) the alternate base rate plus a margin that ranges from 0.0%to 0.125% or (ii) SOFR plus a margin that range from 0.625% to 1.125%. Actual margins under either election are based on our senior debt credit ratings. At October 31, 2022, $4.7 billion was outstanding under the term loan.
The 2021 Credit Facility includes customary affirmative and negative covenants, including financial covenants that require us to maintain a ratio of total gross debt to annual earnings before interest, taxes, depreciation and amortization (EBITDA) of not greater than 3.25 to 1.00 and a ratio of annual EBITDA to annual interest expense of not less than 3.00 to 1.00 as of the last day of each fiscal quarter. As of October 31, 2022, we were compliant with all required covenants.
Secured Revolving Credit Facilities
On February 19, 2019, a subsidiary of Intuit entered into a secured revolving credit facility with a lender to fund a portion of our loans to qualified small businesses (the 2019 Secured Facility). The 2019 Secured Facility is secured by cash and receivables of the subsidiary and is non-recourse to Intuit Inc. We have entered into several amendments to this facility, most recently on July 18, 2022, primarily to increase the facility limit, extend the commitment term and maturity date and update the benchmark interest rate. Under the amended 2019 Secured Facility, the facility limit is $500 million, of which $300 million is committed and $200 million is uncommitted. Advances accrue interest at adjusted daily simple SOFR plus 1.5%. Unused portions of the committed credit facility accrue interest at a rate ranging from 0.25% to 0.75%, depending on the total unused committed balance. The commitment term is through July 18, 2025, and the final maturity date is July 20, 2026. The agreement includes certain affirmative and negative covenants, including financial covenants that require the subsidiary to maintain specified financial ratios. As of October 31, 2022, we were compliant with all required covenants. At October 31, 2022, $300 million was outstanding under the 2019 Secured Facility and the weighted-average interest rate was 4.65%, which includes the interest on the unused committed portion. The outstanding balance is secured by cash and receivables of the subsidiary totaling $782 million.
On October 12, 2022, another subsidiary of Intuit entered into a secured revolving credit facility with a lender to fund a portion of our loans to qualified small businesses (the 2022 Secured Facility). The 2022 Secured Facility is secured by cash and receivables of the subsidiary and is non-recourse to Intuit Inc. Under the agreement, the facility limit is $500 million, of which $150 million is committed and $350 million is uncommitted. Advances accrue interest at SOFR plus 1.3%. Unused portions of the committed credit facility accrue interest at a rate ranging from 0.2% to 0.4%, depending on the total unused committed balance. The commitment term is through October 12, 2024, and the final maturity date is October 13, 2025. The agreement includes certain affirmative and negative covenants, including financial covenants that require the subsidiary to maintain specified financial ratios. As of October 31, 2022, we were compliant with all required covenants. At October 31, 2022, no amounts were outstanding under the 2022 Secured Facility.

Cash Held by Foreign Subsidiaries
Our cash, cash equivalents, and investments totaled $2.7 billion at October 31, 2022. Approximately 12% of those funds were held by our foreign subsidiaries and subject to repatriation tax considerations. These foreign funds were located primarily in the United Kingdom, India, and Canada. We do not expect to pay incremental U.S. taxes on repatriation. We have recorded income tax expense for Canada, India, and Israel withholding taxes on earnings that are not permanently reinvested. In the event that funds from foreign operations are repatriated to the United States, we would pay withholding taxes at that time.

Intuit Q1 Fiscal 2023 Form 10-Q	42

Contractual Obligations
We presented our contractual obligations at July 31, 2022 in our Annual Report on Form 10-K for the fiscal year then ended. There were no material changes outside the ordinary course of business to our contractual obligations during the three months ended October 31, 2022.
Recent Accounting Pronouncements
For a description of recent accounting pronouncements, if any, and the potential impact of these pronouncements on our condensed consolidated financial statements, see Note 1 to the financial statements in Part I, Item 1 of this Quarterly Report.

Intuit Q1 Fiscal 2023 Form 10-Q	43

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes to our quantitative and qualitative disclosures about market risk during the three months ended October 31, 2022. See Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended July 31, 2022 for a detailed discussion of our market risks.

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
Changes in Internal Control over Financial Reporting
On November 1, 2021, we completed the acquisition of Mailchimp. Under guidelines established by the SEC, companies are permitted to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition while integrating the acquired company. In conducting our evaluation of the effectiveness of our internal control over financial reporting, we excluded Mailchimp from our evaluation for the period ended October 31, 2022. We are in the process of integrating Mailchimp into our system of internal control over financial reporting.
Except as noted above, there was no change in our internal control over financial reporting during the period ended October 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Intuit Q1 Fiscal 2023 Form 10-Q	44

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
The COVID-19 pandemic has caused economic instability and uncertainty globally and, in fiscal 2020, had a temporary negative impact on our business. The severity and duration of the pandemic's impact on our business and financial performance will depend on many factors beyond our control, including the emergence and virulence of new variants of the COVID-19 virus, the related responses of governments and businesses, and the availability, effectiveness and adoption of vaccines and treatments. Potential and current negative impacts of the pandemic include, but are not limited to, the following:
•There are new and more frequent attempts by malicious third parties seeking to take advantage of our employees while working remotely to fraudulently gain access to our systems, which could cause us to expend significant resources to remediate and could damage our reputation.
•The complexity of resuming operations in our offices under a hybrid workplace model may adversely impact the productivity, health and well-being of our workforce and exacerbate security and execution risks that could cause us to lose the confidence of our customers and government agencies and harm our revenues and earnings.
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

Intuit Q1 Fiscal 2023 Form 10-Q	45

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
We also provide additional customer benefits by utilizing customer data available to us through our existing offerings, and the growth of our business depends, in part, on our existing customers expanding their use of our products and services. If we are not able to effectively utilize our customers' data to provide them with value or develop and clearly demonstrate the value of new or upgraded products or services to our customers, our revenues may be harmed.
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

Intuit Q1 Fiscal 2023 Form 10-Q	46

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
•inability to realize synergies or anticipated benefits expected to result from an acquisition within the expected time frame or at all;
•disruption of our ongoing business and distraction of management;
•challenges retaining the key employees, customers, resellers and other business partners of the acquired operation;
•the internal control environment of an acquired entity may not be consistent with our standards or with regulatory requirements, and may require significant time and resources to align or rectify;

Intuit Q1 Fiscal 2023 Form 10-Q	47

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
In addition, any acquisition or divestiture that we announce may not be completed if closing conditions are not satisfied. Because acquisitions and divestitures are inherently risky, our transactions may not be successful and may, in some cases, harm our operating results or financial condition. In particular, if we are unable to successfully operate together with Credit Karma, Mailchimp or any other company that we acquire to achieve shared growth opportunities or combine reporting or other processes within the expected time frame or at all, there may be a material and adverse effect on the benefits that we expect to achieve as a result of the acquisition, and we could experience additional costs or loss of revenue. Moreover, adverse changes in market conditions and other factors, including those listed above, may cause an acquisition to be dilutive to Intuit’s operating earnings per share for a period of time. Any dilution of our non-GAAP diluted earnings per share could cause the price of shares of Intuit Common Stock to decline or grow at a reduced rate.
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

Intuit Q1 Fiscal 2023 Form 10-Q	48

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
Further, the security measures that we implement may not be able to prevent unauthorized access to our products and our customers’ account data. While we require annual security training for our workforce, malicious third parties have in the past, and may in the future, be able to fraudulently induce members of our workforce, customers or users by social engineering means, such as email phishing, to disclose sensitive information in order to gain access to our systems. It is also possible that unauthorized access to or disclosure of customer data may occur due to inadequate use of security controls by our customers or our workforce. Accounts created with weak or recycled passwords could allow cyberattackers to gain access to customer data. Unauthorized persons could gain access to customer accounts if customers do not maintain effective access controls of their systems and software. In addition, we have and will continue to experience new and more frequent attempts by malicious third parties to fraudulently gain access to our systems, such as through increased email phishing of our workforce.
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

Intuit Q1 Fiscal 2023 Form 10-Q	49

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
The online tax preparation, payroll, payments, lending, marketing automation and personal financial management industries have been experiencing an increasing amount of fraudulent activities by malicious third parties, and those fraudulent activities are becoming increasingly sophisticated. Although we do not believe that any of this activity is uniquely targeted at our products or businesses, this type of fraudulent activity may adversely impact our tax, payroll, payments, lending, marketing automation and personal financial management businesses, and the risk is heightened when our workforce is working from home. In addition to any losses that may result from such fraud, which may be substantial, a loss of confidence by our customers or by governmental agencies in our ability to prevent fraudulent activity may seriously harm our business and damage our brand. If we cannot adequately combat such fraudulent activity, governmental authorities may refuse to allow us to continue to offer the affected services, or these services may otherwise be adversely impacted, which could include federal or state tax authorities refusing to allow us to process our customers’ tax returns electronically, resulting in a significant adverse impact on our earnings and revenue. As fraudulent activities become more pervasive and increasingly sophisticated, and fraud detection and prevention measures must become correspondingly more complex to combat them across the various industries in which we operate, we may implement risk control mechanisms that could make it more difficult for legitimate customers to obtain and use our products, which could result in lost revenue and negatively impact our earnings.
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

Intuit Q1 Fiscal 2023 Form 10-Q	50

Failure of our systems or those of our third-party service providers, may result in interruptions in our service and loss of data or processing capabilities, all of which may cause a loss in customers, refunds of product fees, material harm to our reputation and operating results.
Our tax businesses must effectively handle extremely heavy customer demand during critical peak periods, which typically occur from January until April of each year. We face significant risks in maintaining adequate service levels during these peak periods when we have historically derived a substantial portion of our overall revenue from the tax businesses. Any interruptions in our online tax preparation or electronic filing service at any time during the tax season, particularly during a peak period, could result in significantly decreased revenue, lost customers, unexpected refunds of customer charges, negative publicity and increased operating costs, any of which could significantly harm our business, financial condition and results of operations.
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

Intuit Q1 Fiscal 2023 Form 10-Q	51

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
Much of our future success depends on the continued service and availability of skilled employees, including members of our executive team, and those in technical and other key positions. Experienced individuals with skill sets in software as a service, mobile technologies, data science, artificial intelligence and data security are in high demand and we have faced and will continue to face intense competition globally to attract and retain a diverse workforce with these and other skills that are critical to our success. This is especially the case in California and India where a significant number of our employees are located. The compensation and incentives we have available to attract, retain and motivate employees may not meet the expectations of current and prospective employees as the competition for talent intensifies. For example, our equity awards may become less effective if our stock price decreases or increases at a slower rate than our talent competitors'. In addition, if we were to issue significant additional equity to attract or retain employees, the ownership of our existing stockholders would be diluted and our related expenses would increase. Other factors may make it more challenging for us to continue to successfully attract, retain and develop key employees. For example, current and prospective employees may seek new or different opportunities based on mobility, location flexibility or any challenges we face in achieving our publicly stated workforce diversity goals.
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

Intuit Q1 Fiscal 2023 Form 10-Q	52

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

Intuit Q1 Fiscal 2023 Form 10-Q	53

transfer, money transmission, lending, digital content, consumer protection, real estate, billing, e-commerce, promotions, quality of services, intellectual property ownership and infringement, import and export requirements, anti-bribery and anti-corruption, insurance, foreign exchange controls and cash repatriation restrictions, anti-competition, environmental, health and safety, and other regulated activities. There have been significant new regulations and heightened focus by the government on many of these areas. As we expand our products and services and evolve our business models, both domestically and internationally, we may become subject to additional government regulation or increased regulatory scrutiny. For example, the regulation of emerging technologies that we may incorporate into our offerings, such as artificial intelligence and blockchain, is still an evolving area, and it is possible that we could become subject to new regulations that negatively impact our operations and results. Further, regulators (both in the U.S. and in other jurisdictions in which we operate) may adopt new laws or regulations, change existing regulations, or their interpretation of existing laws or regulations may differ from ours. We are and may continue to be subject to pandemic-related protocols and restrictions that impact our workforce and workplaces. Such restrictions have disrupted and may continue to disrupt our business operations and limit our ability to perform critical functions.
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

Intuit Q1 Fiscal 2023 Form 10-Q	54

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
Our future effective income tax rates may be favorably or unfavorably affected by unanticipated changes in the valuation of our deferred tax assets and liabilities, by changes in our stock price, or by changes in tax laws or their interpretation. In August 2022, the Inflation Reduction Act of 2022 was signed into law. This law, among other things, provides for a corporate alternative minimum tax on adjusted financial statement income (effective for us beginning in fiscal 2024), and an excise tax on corporate stock repurchases (effective for our share repurchases after December 31, 2022), and we are continuing to evaluate the impact it may have on our financial position and results of operations. There are several proposed changes to U.S. and

Intuit Q1 Fiscal 2023 Form 10-Q	55

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
Adverse macroeconomic conditions, and perceptions or expectations about current or future conditions, such as inflation, slowing growth, rising interest rates, rising unemployment and recession, could negatively affect our business and financial condition. These macroeconomic conditions or global events, such as the Russia-Ukraine war, have caused, and could, in the future, cause disruptions and volatility in global financial markets, increased rates of default and bankruptcy, decreases in consumer and small business spending and other unforeseen consequences. It is difficult to predict the impact of such events on our partners, customers, members, or economic markets more broadly, which have been and will continue to be highly dependent upon the actions of governments and businesses in response to macroeconomic events, and the effectiveness of those actions. For example, in response to increasing inflation, the U.S. Federal Reserve began to raise interest rates in March 2022 and signaled it expects additional rate increases in the future. Moreover, because the majority of our revenue is derived from sales within the U.S., economic conditions in the U.S. have an even greater impact on us than companies with a more diverse international presence. Macroeconomic conditions, and perceptions or expectations about current or future conditions, could cause potential new customers not to purchase or to delay purchasing our products and services, and could cause our existing customers to discontinue purchasing or delay upgrades of our existing products and services. In addition, financial institution partners have decreased or suspended their activity on Credit Karma’s platform and may continue to do so, and increased interest rates may make offers from Credit Karma’s financial institution partners less attractive to Credit Karma's members. Members may decrease their engagement on the platform or their creditworthiness could be negatively impacted, reducing members' ability to qualify for credit cards and loans. Decreased consumer spending levels could also reduce payment processing volumes causing reductions in our payments revenue. High unemployment has caused, and could in the future cause, a significant decrease in the number of tax returns filed, which may have a significant effect on the number of tax returns we prepare and file. In addition, weakness in the end-user consumer and small business markets could negatively affect the cash flow of our distributors and resellers who could, in turn, delay paying their obligations to us, which could increase our credit risk exposure and cause delays in our recognition of revenue or future sales to these customers. Adverse economic conditions may also increase the costs of operating our business, including vendor, supplier and workforce expenses. Any of the foregoing could harm our business and negatively impact our future financial results.
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
Our acquisitions have resulted in significant expenses, including amortization and impairment of acquired technology and other acquired intangible assets, and impairment of goodwill. Total costs and expenses in these categories were $556 million in fiscal 2022; $196 million in fiscal 2021; and $28 million in fiscal 2020. Although under current accounting rules goodwill is not amortized, we may incur impairment charges related to the goodwill already recorded and to goodwill arising out of future acquisitions. We test the impairment of goodwill annually in our fourth fiscal quarter or more frequently if indicators of impairment arise. The timing of the formal annual test may result in charges to our statement of operations in our fourth fiscal quarter that may not have been reasonably foreseen in prior periods. At October 31, 2022, we had $13.7 billion in goodwill and $6.9 billion in net acquired intangible assets on our condensed consolidated balance sheet, both of which may be subject to impairment charges in the future. New acquisitions, and any impairment of the value of acquired intangible assets, may have a significant negative impact on our future financial results.

Intuit Q1 Fiscal 2023 Form 10-Q	56

We have incurred indebtedness and may incur other debt in the future, which may adversely affect our financial condition and future financial results.
As of October 31, 2022, we had an aggregate of $7.0 billion of indebtedness outstanding under our senior unsecured notes, senior unsecured credit facility, and secured credit facilities. Under the agreements governing our indebtedness, we are permitted to incur additional debt. This debt, and any debt that we may incur in the future, may adversely affect our financial condition and future financial results by, among other things:
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
Our stock price is subject to changes in recommendations or earnings estimates by financial analysts, changes in investors’ or analysts’ valuation measures for our stock, our credit ratings and market trends unrelated to our performance. Furthermore, speculation in the press or investment community about our strategic position, financial condition, results of operations, business, security of our products, or legal proceedings can cause changes in our stock price. These factors, as well as general economic and political conditions, including the effects of a general slowdown in the global economy, the COVID-19 pandemic, the Russia-Ukraine war and inflationary pressures, and the timing of announcements in the public market regarding new products, product enhancements or technological advances by our competitors or us, and any announcements by us of acquisitions, major transactions, or management changes may adversely affect our stock price. Moreover, the COVID-19 pandemic, the Russia-Ukraine war and inflationary pressures have caused significant volatility in the global financial markets, which has resulted in significant volatility in our stock price recently. Further, any changes in the amounts or frequency of share repurchases or dividends may also adversely affect our stock price. A significant drop in our stock price could expose us to the risk of securities class actions lawsuits, which may result in substantial costs and divert management’s attention and resources, which may adversely affect our business.

Intuit Q1 Fiscal 2023 Form 10-Q	57

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Stock repurchase activity during the three months ended October 31, 2022 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans
August 1, 2022 through August 31, 2022	208,012	$460.52	208,012	$3,417,229,090
September 1, 2022 through September 30, 2022	497,899	$416.96	497,899	$3,209,626,056
October 1, 2022 through October 31, 2022	531,887	$405.13	531,887	$2,994,143,613
Total	1,237,798	$419.20	1,237,798
Note: On August 20, 2021, our Board approved an increased authorization under our existing stock repurchase program to purchase up to an additional $2 billion of our common stock. On August 19, 2022, our Board approved an additional increase in the authorization under the existing stock repurchase program under which we are authorized to repurchase up to an additional $2 billion of our common stock. All of the shares repurchased during the three months ended October 31, 2022 were purchased under this plan. At October 31, 2022, authorization from our Board of Directors to expend up to $3.0 billion remained available under the plans.

ITEM 6 - EXHIBITS
See the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q.

Intuit Q1 Fiscal 2023 Form 10-Q	58

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTUIT INC. (Registrant)
Date:	November 29, 2022	By:	/s/ MICHELLE M. CLATTERBUCK
Michelle M. Clatterbuck
Executive Vice President and Chief Financial Officer (Authorized Officer and Principal Financial Officer)

Intuit Q1 Fiscal 2023 Form 10-Q	59

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference

31.01	Certification of Chief Executive Officer	X

31.02	Certification of Chief Financial Officer	X

32.01*	Section 1350 Certification (Chief Executive Officer)	X

32.02*	Section 1350 Certification (Chief Financial Officer)	X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X

101.SCH	XBRL Taxonomy Extension Schema	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X
________________________________

*	This exhibit is intended to be furnished and shall not be deemed “filed” for purposes of the Securities Exchange Act of 1934, as amended.

Intuit Q1 Fiscal 2023 Form 10-Q	60