Form 10-Q
period 2023-01-31
INTUIT INC
filed 2023-02-23
CIK 896878

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended January 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 280,546,394 shares of Common Stock, $0.01 par value, were outstanding at February 16, 2023.

INTUIT INC. FORM 10-Q INDEX
Intuit, QuickBooks, TurboTax, Credit Karma, and Mailchimp, among others, are registered trademarks and/or registered service marks of Intuit Inc., or one of its subsidiaries, in the United States and other countries. Other parties’ marks are the property of their respective owners.

Intuit Q2 Fiscal 2023 Form 10-Q	2

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

Intuit Q2 Fiscal 2023 Form 10-Q	3

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

INTUIT INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended		Six Months Ended
(In millions, except per share amounts)	January 31, 2023	January 31, 2022	January 31, 2023	January 31, 2022
Net revenue:
Product	$607	$525	$1,034	$922
Service and other	2,434	2,148	4,604	3,758
Total net revenue	3,041	2,673	5,638	4,680
Costs and expenses:
Cost of revenue:
Cost of product revenue	23	20	38	35
Cost of service and other revenue	709	503	1,329	890
Amortization of acquired technology	41	42	82	57
Selling and marketing	924	942	1,719	1,492
Research and development	630	590	1,255	1,120
General and administrative	323	399	627	661
Amortization of other acquired intangible assets	121	121	242	174
Total costs and expenses	2,771	2,617	5,292	4,429
Operating income	270	56	346	251
Interest expense	(65)	(21)	(114)	(28)
Interest and other income (loss), net	23	(5)	28	45
Income before income taxes	228	30	260	268
Income tax provision (benefit)	60	(70)	52	(60)
Net income	$168	$100	$208	$328

Basic net income per share	$0.60	$0.35	$0.74	$1.18
Shares used in basic per share calculations	281	283	281	278

Diluted net income per share	$0.60	$0.35	$0.73	$1.16
Shares used in diluted per share calculations	282	287	283	282
See accompanying notes.

Intuit Q2 Fiscal 2023 Form 10-Q	4

INTUIT INC. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended		Six Months Ended
(In millions)	January 31, 2023	January 31, 2022	January 31, 2023	January 31, 2022

Net income	$168	$100	$208	$328
Other comprehensive income (loss), net of income taxes:
Unrealized gain (loss) on available-for-sale debt securities	6	(1)	—	(5)
Foreign currency translation gain (loss)	18	(4)	(3)	(5)
Total other comprehensive income (loss), net	24	(5)	(3)	(10)
Comprehensive income	$192	$95	$205	$318
See accompanying notes.

Intuit Q2 Fiscal 2023 Form 10-Q	5

INTUIT INC. CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(In millions)	January 31, 2023	July 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$1,547	$2,796
Investments	524	485
Accounts receivable, net	903	446
Notes receivable	948	509
Income taxes receivable	67	93
Prepaid expenses and other current assets	391	287
Current assets before funds receivable and amounts held for customers	4,380	4,616
Funds receivable and amounts held for customers	376	431
Total current assets	4,756	5,047
Long-term investments	108	98
Property and equipment, net	931	888
Operating lease right-of-use assets	508	549
Goodwill	13,779	13,736
Acquired intangible assets, net	6,737	7,061
Long-term deferred income tax assets	12	11
Other assets	371	344
Total assets	$27,202	$27,734

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$501	$499
Accounts payable	811	737
Accrued compensation and related liabilities	502	576
Deferred revenue	852	808
Other current liabilities	820	579
Current liabilities before funds payable and amounts due to customers	3,486	3,199
Funds payable and amounts due to customers	376	431
Total current liabilities	3,862	3,630
Long-term debt	6,576	6,415
Long-term deferred income tax liabilities	320	619
Operating lease liabilities	514	542
Other long-term obligations	88	87
Total liabilities	11,360	11,293
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock and additional paid-in capital	18,392	17,725
Treasury stock, at cost	(15,824)	(14,805)
Accumulated other comprehensive loss	(63)	(60)
Retained earnings	13,337	13,581
Total stockholders’ equity	15,842	16,441
Total liabilities and stockholders’ equity	$27,202	$27,734
See accompanying notes.

Intuit Q2 Fiscal 2023 Form 10-Q	6

.

INTUIT INC. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)

	Three Months Ended January 31, 2023
(In millions, except per share amount and shares in thousands)	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
Balance at October 31, 2022	281,328	$18,082	$(15,324)	$(87)	$13,396	$16,067
Comprehensive income	—	—	—	24	168	192
Issuance of stock under employee stock plans, net of shares withheld for employee taxes	616	(113)	—	—	—	(113)
Stock repurchases under stock repurchase programs	(1,276)	—	(500)	—	—	(500)
Dividends and dividend rights declared ($0.78 per share)	—	—	—	—	(227)	(227)
Share-based compensation expense	—	423	—	—	—	423
Balance at January 31, 2023	280,668	$18,392	$(15,824)	$(63)	$13,337	$15,842

	Six Months Ended January 31, 2023
(In millions, except per share amount and shares in thousands)	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
Balance at July 31, 2022	281,932	$17,725	$(14,805)	$(60)	$13,581	$16,441
Comprehensive income	—	—	—	(3)	208	205
Issuance of stock under employee stock plans, net of shares withheld for employee taxes	1,250	(178)	—	—	—	(178)
Stock repurchases	(2,514)	—	(1,019)	—	—	(1,019)
Dividends and dividend rights declared ($1.56 per share)	—	—	—	—	(452)	(452)
Share-based compensation expense	—	845	—	—	—	845
Balance at January 31, 2023	280,668	$18,392	$(15,824)	$(63)	$13,337	$15,842

See accompanying notes.

Intuit Q2 Fiscal 2023 Form 10-Q	7

INTUIT INC. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)

	Three Months Ended January 31, 2022
(In millions, except per share amount and shares in thousands)	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
Balance at October 31, 2021	273,222	$10,718	$(13,289)	$(29)	$12,333	$9,733
Comprehensive income	—	—	—	(5)	100	95
Issuance of stock under employee stock plans, net of shares withheld for employee taxes	498	(168)	—	—	—	(168)
Stock repurchases under stock repurchase programs	(810)	—	(519)	—	—	(519)
Dividends and dividend rights declared ($0.68 per share)	—	—	—	—	(198)	(198)
Share-based compensation expense	—	336	—	—	—	336
Issuance of stock in business combination	10,090	6,316	—	—	—	6,316
Balance at January 31, 2022	283,000	$17,202	$(13,808)	$(34)	$12,235	$15,595

	Six Months Ended January 31, 2022
(In millions, except per share amount and shares in thousands)	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
Balance at July 31, 2021	273,235	$10,548	$(12,951)	$(24)	$12,296	$9,869
Comprehensive income	—	—	—	(10)	328	318
Issuance of stock under employee stock plans, net of shares withheld for employee taxes	1,091	(279)	—	—	—	(279)
Stock repurchases under stock repurchase programs	(1,416)	—	(857)	—	—	(857)
Dividends and dividend rights declared ($1.36 per share)	—	—	—	—	(389)	(389)
Share-based compensation expense	—	617	—	—	—	617
Issuance of stock in business combination	10,090	6,316	—	—	—	6,316
Balance at January 31, 2022	283,000	$17,202	$(13,808)	$(34)	$12,235	$15,595

See accompanying notes.

Intuit Q2 Fiscal 2023 Form 10-Q	8

INTUIT INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended
(In millions)	January 31, 2023	January 31, 2022
Cash flows from operating activities:
Net income	$208	$328
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	94	96
Amortization of acquired intangible assets	324	233
Non-cash operating lease cost	46	40
Share-based compensation expense	845	616
Deferred income taxes	(290)	(12)
Other	42	(29)
Total adjustments	1,061	944
Changes in operating assets and liabilities:
Accounts receivable	(456)	(472)
Income taxes receivable	27	(117)
Prepaid expenses and other assets	(108)	(133)
Accounts payable	60	84
Accrued compensation and related liabilities	(75)	(523)
Deferred revenue	40	83
Operating lease liabilities	(38)	(41)
Other liabilities	(107)	77
Total changes in operating assets and liabilities	(657)	(1,042)
Net cash provided by operating activities	612	230
Cash flows from investing activities:
Purchases of corporate and customer fund investments	(388)	(318)
Sales of corporate and customer fund investments	125	1,429
Maturities of corporate and customer fund investments	225	154
Purchases of property and equipment	(132)	(107)
Acquisitions of businesses, net of cash acquired	(33)	(5,682)
Originations and purchases of loans	(1,015)	(317)
Principal repayments of loans	530	175
Other	(16)	(16)
Net cash used in investing activities	(704)	(4,682)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	4,700
Repayment of debt	(9)	—
Proceeds from borrowings under secured revolving credit facilities	175	2
Repayments on borrowings under secured revolving credit facilities	(16)	—
Proceeds from issuance of stock under employee stock plans	81	75
Payments for employee taxes withheld upon vesting of restricted stock units	(259)	(355)
Cash paid for purchases of treasury stock	(1,017)	(874)
Dividends and dividend rights paid	(446)	(385)
Net change in funds receivable and funds payable and amounts due to customers	(199)	(82)
Cash received from a bank partner	336	—
Other	(1)	(9)

Intuit Q2 Fiscal 2023 Form 10-Q	9

Net cash provided by (used in) financing activities	(1,355)	3,072
Effect of exchange rates on cash, cash equivalents, restricted cash, and restricted cash equivalents	(1)	(6)
Net decrease in cash, cash equivalents, restricted cash, and restricted cash equivalents	(1,448)	(1,386)
Cash, cash equivalents, restricted cash, and restricted cash equivalents at beginning of period	2,997	2,819
Cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period	$1,549	$1,433

Reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents reported within the condensed consolidated balance sheets to the total amounts reported on the condensed consolidated statements of cash flows
Cash and cash equivalents	$1,547	$1,257
Restricted cash and restricted cash equivalents included in funds receivable and amounts held for customers	2	176
Total cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period	$1,549	$1,433

Supplemental schedule of non-cash investing activities:
Issuance of common stock in business combinations	$—	$6,316
See accompanying notes.

Intuit Q2 Fiscal 2023 Form 10-Q	10

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
Our global financial technology platform, which includes TurboTax, Credit Karma, QuickBooks, and Mailchimp, is designed to help consumers and small businesses manage their finances, save money, pay off debt and do their taxes. For those customers who run small businesses, we are also focused on helping them find and keep customers, get paid faster, pay their employees, manage and get access to capital, and ensure that their books are done right. ProSeries and Lacerte are our leading tax preparation offerings for professional accountants. Incorporated in 1984 and headquartered in Mountain View, California, we sell our products and services primarily in the United States.

Basis of Presentation
These condensed consolidated financial statements include the financial statements of Intuit and its wholly owned subsidiaries. We have eliminated all significant intercompany balances and transactions in consolidation. We have included all adjustments, consisting only of normal recurring items, which we considered necessary for a fair presentation of our financial results for the interim periods presented. We have reclassified certain amounts previously reported in our financial statements that were not material to conform to the current presentation.
We acquired The Rocket Science Group LLC (Mailchimp) on November 1, 2021. We have included the results of operations for Mailchimp in our condensed consolidated statements of operations from the date of acquisition. We have completed the purchase price allocation for the Mailchimp acquisition as of January 31, 2023 with no material adjustments from those disclosed in our Annual Report on Form 10-K for the fiscal year ended July 31, 2022. Mailchimp is part of our Small Business & Self-Employed segment.
On August 1, 2022, we renamed our ProConnect segment as the ProTax segment. This segment continues to serve professional accountants. See Note 12, "Segment Information," for more information.
On August 1, 2022, to better align our personal finance strategy, our Mint offering moved from our Consumer segment to our Credit Karma segment. See Note 12, "Segment Information," for more information.
These unaudited condensed consolidated financial statements and accompanying notes should be read together with the audited consolidated financial statements in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2022. Results for the six months ended January 31, 2023 do not necessarily indicate the results we expect for the fiscal year ending July 31, 2023 or any other future period.

Seasonality
Our Consumer and ProTax offerings have a significant and distinct seasonal pattern as sales and revenue from our income tax preparation products and services are typically concentrated in the period from November through April. This seasonal pattern results in higher net revenues during our second and third quarters ending January 31 and April 30, respectively.

Significant Accounting Policies
We describe our significant accounting policies in Note 1 to the financial statements in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2022. There have been no changes to our significant accounting policies during the first six months of fiscal 2023.

Intuit Q2 Fiscal 2023 Form 10-Q	11

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

Intuit Q2 Fiscal 2023 Form 10-Q	12

The following table presents the composition of shares used in the computation of basic and diluted net income per share for the periods indicated.

	Three Months Ended		Six Months Ended
(In millions, except per share amounts)	January 31, 2023	January 31, 2022	January 31, 2023	January 31, 2022
Numerator:
Net income	$168	$100	$208	$328

Denominator:
Shares used in basic per share amounts:
Weighted average common shares outstanding	281	283	281	278

Shares used in diluted per share amounts:
Weighted average common shares outstanding	281	283	281	278
Dilutive common equivalent shares from stock options
and restricted stock awards	1	4	2	4
Dilutive weighted average common shares outstanding	282	287	283	282

Basic and diluted net income per share:
Basic net income per share	$0.60	$0.35	$0.74	$1.18

Diluted net income per share	$0.60	$0.35	$0.73	$1.16

Shares excluded from diluted net income per share:
Weighted average stock options and restricted stock units that have been excluded from dilutive common equivalent shares outstanding due to their anti-dilutive effect	7	—	3	—

Deferred Revenue
We record deferred revenue when we have entered into a contract with a customer, and cash payments are received or due prior to transfer of control or satisfaction of the related performance obligation. During the three and six months ended January 31, 2023, we recognized revenue of $158 million and $693 million, respectively, that was included in deferred revenue at July 31, 2022. During the three and six months ended January 31, 2022, we recognized revenue of $157 million and $578 million, respectively, that was included in deferred revenue at July 31, 2021.
Our performance obligations are generally satisfied within 12 months of the initial contract date. As of January 31, 2023 and July 31, 2022, the deferred revenue balance related to performance obligations that will be satisfied after 12 months was $4 million and $6 million, respectively, and is included in other long-term obligations on our condensed consolidated balance sheets.

Concentration of Credit Risk and Significant Customers
No customer accounted for 10% or more of total net revenue in the three or six months ended January 31, 2023 or January 31, 2022. No customer accounted for 10% or more of gross accounts receivable at January 31, 2023 or July 31, 2022.

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

Intuit Q2 Fiscal 2023 Form 10-Q	13

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

	January 31, 2023			July 31, 2022
(In millions)	Level 1	Level 2	Total Fair Value	Level 1	Level 2	Total Fair Value
Assets:
Cash equivalents, primarily money market funds and time deposits	$249	$—	$249	$1,835	$—	$1,835
Available-for-sale debt securities:
Corporate notes	—	597	597	—	589	589
U.S. agency securities	—	127	127	—	96	96
Total available-for-sale debt securities	—	724	724	—	685	685
Total assets measured at fair value on a recurring basis	$249	$724	$973	$1,835	$685	$2,520
Liabilities:
Senior unsecured notes(1)	$—	$1,807	$1,807	$—	$1,838	$1,838
(1) Carrying value on our condensed consolidated balance sheets at January 31, 2023 and July 31, 2022 was $1.99 billion. See Note 6, “Debt,” for more information.

The following table summarizes our cash equivalents and available-for-sale debt securities by balance sheet classification and level in the fair value hierarchy at the dates indicated.

	January 31, 2023			July 31, 2022
(In millions)	Level 1	Level 2	Total Fair Value	Level 1	Level 2	Total Fair Value
Cash equivalents:
In cash and cash equivalents	$249	$—	$249	$1,835	$—	$1,835
In funds receivable and amounts held for customers	—	—	—	—	—	—
Total cash equivalents	$249	$—	$249	$1,835	$—	$1,835
Available-for-sale debt securities:
In investments	$—	$524	$524	$—	$485	$485
In funds receivable and amounts held for customers	—	200	200	—	200	200
Total available-for-sale debt securities	$—	$724	$724	$—	$685	$685
We value our Level 1 assets, consisting primarily of money market funds and time deposits, using quoted prices in active markets for identical instruments.
Financial assets whose fair values we measure on a recurring basis using Level 2 inputs consist of corporate notes and U.S. agency securities. We measure the fair values of these assets with the help of a pricing service that either provides quoted market prices in active markets for identical or similar securities or uses observable inputs for their pricing without applying

Intuit Q2 Fiscal 2023 Form 10-Q	14

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
There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the six months ended January 31, 2023.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
Long-term investments represent non-marketable equity securities in privately held companies that do not have a readily determinable fair value. They are accounted for at cost and adjusted based on observable price changes from orderly transactions for identical or similar investments of the same issuer or impairment. These investments are classified as Level 3 in the fair value hierarchy because we estimate the value of these investments using a valuation method based on observable transaction price changes at the transaction date. We recognized no upward adjustments during the three and six months ended January 31, 2023, respectively. We recognized no upward adjustments during the three months ended January 31, 2022 and $46 million during the six months ended January 31, 2022. Impairments recognized during the three and six months ended January 31, 2023 and January 31, 2022 were not material. Cumulative upward adjustments were $71 million, and cumulative impairments were not material through January 31, 2023 for measurement alternative investments held as of January 31, 2023. The carrying value of long-term investments on our condensed consolidated balance sheets was $108 million and $98 million at January 31, 2023 and July 31, 2022, respectively.

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

	January 31, 2023		July 31, 2022
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Classification on condensed consolidated balance sheets:
Cash and cash equivalents	$1,547	$1,547	$2,796	$2,796
Investments	529	524	490	485
Funds receivable and amounts held for customers	381	376	435	431
Total cash and cash equivalents, investments, and funds receivable and amounts held for customers	$2,457	$2,447	$3,721	$3,712

Intuit Q2 Fiscal 2023 Form 10-Q	15

The following table summarizes our cash and cash equivalents, investments, and relevant portion of funds receivable and amounts held for customers by investment category at the dates indicated. As of January 31, 2023 and July 31, 2022, this excludes $174 million and $30 million, respectively, of funds receivable included on our condensed consolidated balance sheets in funds receivable and amounts held for customers not measured and recorded at fair value.

	January 31, 2023		July 31, 2022
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Type of issue:
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$1,549	$1,549	$2,997	$2,997
Available-for-sale debt securities:
Corporate notes	605	597	597	589
U.S. agency securities	129	127	97	96
Total available-for-sale debt securities	734	724	694	685
Total cash, cash equivalents, restricted cash, restricted cash equivalents, and investments	$2,283	$2,273	$3,691	$3,682
We use the specific identification method to compute gains and losses on investments. We include realized gains and losses on our available-for-sale debt securities in interest and other income on our condensed consolidated statements of operations. Gross realized gains and losses on our available-for-sale debt securities for the six months ended January 31, 2023 and January 31, 2022 were not material.
We accumulate unrealized gains and losses on our available-for-sale debt securities, net of tax, in accumulated other comprehensive income or loss in the stockholders’ equity section of our condensed consolidated balance sheets, except for certain unrealized losses described below. Gross unrealized gains and losses on our available-for-sale debt securities at January 31, 2023 and July 31, 2022 were not material.
For available-for sale debt securities in an unrealized loss position, we determine whether a credit loss exists. The estimate of the credit loss is determined by considering available information relevant to the collectibility of the security and information about past events, current conditions, and reasonable and supportable forecasts. The allowance for credit loss is recorded to interest and other income on our condensed consolidated statement of operations, not to exceed the amount of the unrealized loss. Any excess unrealized loss greater than the credit loss at a security level is recognized in accumulated other comprehensive income or loss in the stockholders' equity section of our condensed consolidated balance sheets. We determined there were no credit losses related to available-for-sale debt securities as of January 31, 2023. Unrealized losses on available-for-sale debt securities at January 31, 2023 were not material. We do not intend to sell these investments. In addition, it is more likely than not that we will not be required to sell them before recovery of the amortized cost basis, which may be at maturity.
The following table summarizes our available-for-sale debt securities, included in investments and relevant portion of funds receivable and amounts held for customers, classified by the stated maturity date of the security at the dates indicated.

	January 31, 2023		July 31, 2022
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$375	$371	$316	$313
Due within two years	230	225	298	293
Due within three years	129	128	79	78
Due after three years	—	—	1	1
Total available-for-sale debt securities	$734	$724	$694	$685

Intuit Q2 Fiscal 2023 Form 10-Q	16

The following table summarizes our funds receivable and amounts held for customers by asset category at the dates indicated.

(In millions)	January 31, 2023	July 31, 2022
Restricted cash and restricted cash equivalents	$2	$201
Restricted available-for-sale debt securities and funds receivable	374	230
Total funds receivable and amounts held for customers	$376	$431

(In millions)	January 31, 2022	July 31, 2021
Restricted cash and restricted cash equivalents	$176	$257
Restricted available-for-sale debt securities and funds receivable	199	200
Total funds receivable and amounts held for customers	$375	$457

4. Notes Receivable and Allowances for Loan Losses
Notes receivable consist primarily of term loans to small businesses and refund advance loans to consumers. As of January 31, 2023 and July 31, 2022, the net notes receivable balance was $999 million and $540 million, respectively. The current portion is included in notes receivable and the long-term portion is included in other assets on our condensed consolidated balance sheets. As of January 31, 2023 and July 31, 2022, the allowances for loan losses were not material.

Term Loans to Small Businesses
We provide financing to small businesses via term loans. The term loans are not secured and are recorded at amortized cost, net of allowances for loan losses. As of January 31, 2023 and July 31, 2022, the net notes receivable balance for term loans to small businesses was $699 million and $540 million, respectively. We maintain an allowance for loan losses to reserve for potentially uncollectible notes receivable. We evaluate the creditworthiness of our term loan portfolio on a pooled basis due to its composition of small, homogeneous loans with similar general credit risk and characteristics and apply a loss rate at the time of loan origination. The loss rate and underlying model are updated periodically to reflect actual loan performance and changes to assumptions. We make judgments about the known and inherent risks in the loan portfolio, adverse situations that may affect borrowers’ ability to repay and current and future economic conditions. When we determine that amounts are uncollectible, we write them off against the allowance. As of January 31, 2023 and July 31, 2022, the allowances for loan losses on term loans to small businesses were not material.
We consider a loan to be delinquent when the payments are one day past due. We place delinquent loans on nonaccrual status and stop accruing interest revenue. Loans are returned to accrual status if they are brought current or have performed in accordance with the contractual terms for a reasonable period of time and, in our judgment, will continue to make periodic principal and interest payments as per contractual terms. Past due amounts were not material for all periods presented.
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

Refund Advance Loans
Refund advance loans are loans available to eligible TurboTax customers based on a customer's anticipated income tax refund, at no-cost to the customer. The loans are repaid from the customer's income tax refund, which is generally received within three to four weeks after acceptance of the customer's income tax return by the IRS. We partner with a third-party issuing bank to originate the loans and subsequently purchase full participating interests in those loans. The refund advance loans are not secured and are recorded at amortized cost, net of an allowance for loan losses. As of January 31, 2023, the net notes receivable balance for refund advance loans was $300 million. We had no refund advance loans outstanding as of July 31, 2022. We maintain an allowance for loan losses to reserve for potentially uncollectible loans. We evaluate the likelihood of repayment on a pooled basis due to its composition of small, homogeneous loans with similar general credit risk and characteristics and apply a loss rate at the time of loan purchase. The loss rate and underlying model are updated periodically to reflect actual loan performance and changes to assumptions. When we determine that amounts are uncollectible, we write them off against the allowance. As of January 31, 2023, the allowance for loan losses on refund advance loans was not material.

Intuit Q2 Fiscal 2023 Form 10-Q	17

5. Acquired Intangible Assets
The following table shows the cost, accumulated amortization and weighted average life in years for our acquired intangible assets at the dates indicated. The weighted average lives are calculated for assets that are not fully amortized.

(Dollars in millions)	Customer Lists / User Relationships	Purchased Technology	Trade Names and Logos	Covenants Not to Compete or Sue	Total

At January 31, 2023:
Cost	$6,197	$1,612	$680	$42	$8,531
Accumulated amortization	(963)	(675)	(114)	(42)	(1,794)
Acquired intangible assets, net	$5,234	$937	$566	$—	$6,737
Weighted average life in years	14	8	13	0	13

At July 31, 2022:
Cost	$6,197	$1,612	$680	$42	$8,531
Accumulated amortization	(748)	(593)	(87)	(42)	(1,470)
Acquired intangible assets, net	$5,449	$1,019	$593	$—	$7,061
Weighted average life in years	14	8	13	0	13
The following table shows the expected future amortization expense for our acquired intangible assets at January 31, 2023. Amortization of purchased technology is charged to amortization of acquired technology in our condensed consolidated statements of operations. Amortization of other acquired intangible assets such as customer lists is charged to amortization of other acquired intangible assets in our condensed consolidated statements of operations. If impairment events occur, they could accelerate the timing of acquired intangible asset charges.

(In millions)	Expected Future Amortization Expense
Twelve months ending July 31,
2023 (excluding the six months ended January 31, 2023)	$322
2024	624
2025	622
2026	620
2027	594
Thereafter	3,955
Total expected future amortization expense	$6,737

Intuit Q2 Fiscal 2023 Form 10-Q	18

6. Debt
The carrying value of our debt was as follows at the dates indicated:

(In millions)	January 31, 2023	July 31, 2022	Effective Interest Rate
Senior unsecured notes issued June 2020:
0.650% notes due July 2023	$500	$500	0.837%
0.950% notes due July 2025	500	500	1.127%
1.350% notes due July 2027	500	500	1.486%
1.650% notes due July 2030	500	500	1.767%
Term loan	4,700	4,700
Secured revolving credit facilities	389	230
Total principal balance of debt	7,089	6,930
Unamortized discount and debt issuance costs	(12)	(16)
Net carrying value of debt	$7,077	$6,914

Short-term debt	$501	$499
Long-term debt	$6,576	$6,415
Future principal payments for debt at January 31, 2023 were as shown in the table below.

(In millions)
Fiscal year ending July 31,
2023 (excluding the six months ended January 31, 2023)	$501
2024	—
2025	5,200
2026	388
2027	500
Thereafter	500
Total future principal payments for debt	$7,089

Senior Unsecured Notes
In June 2020, we issued four series of senior unsecured notes (together, the Notes) pursuant to a public debt offering. The proceeds from the issuance were $1.98 billion, net of debt discount of $2 million and debt issuance costs of $15 million.
Interest is payable semiannually on January 15 and July 15 of each year. The discount and debt issuance costs are amortized to interest expense over the term of the Notes under the effective interest method. We paid $12 million in interest on the Notes during each of the six months ended January 31, 2023 and 2022.
The Notes are senior unsecured obligations of Intuit and rank equally with all existing and future unsecured and unsubordinated indebtedness of Intuit and are redeemable by us at any time, subject to a make-whole premium. Upon the occurrence of change of control transactions that are accompanied by certain downgrades in the credit ratings of the Notes, we will be required to repurchase the Notes at a repurchase price equal to 101% of the aggregate outstanding principal plus any accrued and unpaid interest to but not including the date of repurchase. The indenture governing the Notes requires us to comply with certain covenants. For example, the Notes limit our ability to create certain liens and enter into sale and leaseback transactions. As of January 31, 2023, we were compliant with all covenants governing the Notes.

Intuit Q2 Fiscal 2023 Form 10-Q	19

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
The 2021 Credit Facility includes customary affirmative and negative covenants, including financial covenants that require us to maintain a ratio of total gross debt to annual earnings before interest, taxes, depreciation and amortization (EBITDA) of not greater than 3.25 to 1.00 and a ratio of annual EBITDA to annual interest expense of not less than 3.00 to 1.00 as of the last day of each fiscal quarter. As of January 31, 2023, we were compliant with all required covenants.
Term Loan. On November 1, 2021, we borrowed the full $4.7 billion under the unsecured term loan to fund a portion of the cash consideration for the acquisition of Mailchimp. Under this agreement we may, subject to certain customary conditions, on one or more occasions increase commitments under the term loan in an amount not to exceed $400 million in the aggregate. The term loan accrues interest at rates that are equal to, at our election, either (i) the alternate base rate plus a margin that ranges from 0.0% to 0.125%, or (ii) the Secured Overnight Finance Rate (SOFR) plus a margin that ranges from 0.625% to 1.125%. Actual margins under either election will be based on our senior debt credit ratings. Interest on the term loan is payable monthly. At January 31, 2023, $4.7 billion was outstanding under the term loan. The carrying value of the term loan approximates its fair value. We paid $102 million and $9 million in interest on the term loan during the six months ended January 31, 2023 and 2022, respectively.
Unsecured Revolving Credit Facility. The 2021 Credit Facility includes a $1 billion unsecured revolving credit facility that will expire on November 1, 2026. Under this agreement we may, subject to certain customary conditions, including lender approval, on one or more occasions increase commitments under the unsecured revolving credit facility in an amount not to exceed $250 million in the aggregate and may extend the maturity date up to two times. Advances under the unsecured revolving credit facility accrue interest at rates that are equal to, at our election, either (i) the alternate base rate plus a margin that ranges from 0.0% to 0.1%, or (ii) SOFR plus a margin that ranges from 0.69% to 1.1%. Actual margins under either election will be based on our senior debt credit ratings. At January 31, 2023, no amounts were outstanding under the unsecured revolving credit facility. We paid no interest on the unsecured revolving credit facility during each of the six months ended January 31, 2023 and 2022.

Secured Revolving Credit Facilities
2019 Secured Facility. On February 19, 2019, a subsidiary of Intuit entered into a secured revolving credit facility with a lender to fund a portion of our loans to qualified small businesses (the 2019 Secured Facility). The 2019 Secured Facility is secured by cash and receivables of the subsidiary and is non-recourse to Intuit Inc. We have entered into several amendments to this facility, most recently on July 18, 2022, primarily to increase the facility limit, extend the commitment term and maturity date and update the benchmark interest rate. Under the amended 2019 Secured Facility, the facility limit is $500 million, of which $300 million is committed and $200 million is uncommitted. Advances accrue interest at adjusted daily simple SOFR plus 1.5%. Unused portions of the committed credit facility accrue interest at a rate ranging from 0.25% to 0.75%, depending on the total unused committed balance. The commitment term is through July 18, 2025, and the final maturity date is July 20, 2026. The agreement includes certain affirmative and negative covenants, including financial covenants that require the subsidiary to maintain specified financial ratios. As of January 31, 2023, we were compliant with all required covenants. At January 31, 2023, $301 million was outstanding under the 2019 Secured Facility and the weighted-average interest rate was 5.91%. The outstanding balance is secured by cash and receivables of the subsidiary totaling $823 million. Interest on the 2019 Secured Facility is payable monthly. We paid $6 million of interest on this secured revolving credit facility during the six months ended January 31, 2023 and $1 million during the six months ended January 31, 2022.
2022 Secured Facility. On October 12, 2022, another subsidiary of Intuit entered into a secured revolving credit facility with a lender to fund a portion of our loans to qualified small businesses (the 2022 Secured Facility). The 2022 Secured Facility is secured by cash and receivables of the subsidiary and is non-recourse to Intuit Inc. Under the agreement, the facility limit is $500 million, of which $150 million is committed and $350 million is uncommitted. Advances accrue interest at SOFR plus 1.3%. Unused portions of the committed credit facility accrue interest at a rate ranging from 0.2% to 0.4%, depending on the total unused committed balance. The commitment term is through October 12, 2024, and the final maturity date is October 13, 2025. The agreement includes certain affirmative and negative covenants, including financial covenants that require the subsidiary to maintain specified financial ratios. As of January 31, 2023, we were compliant with all required covenants. At January 31, 2023, $88 million was outstanding under the 2022 Secured Facility and the weighted-average interest rate was 5.75%, which includes the interest on the unused committed portion. The outstanding balance is secured by cash and receivables of the subsidiary totaling $242 million. Interest paid on this secured revolving credit facility was not material during the six months ended January 31, 2023.

Intuit Q2 Fiscal 2023 Form 10-Q	20

7. Other Liabilities and Commitments

Other Current Liabilities
Other current liabilities were as follows at the dates indicated:

(In millions)	January 31, 2023	July 31, 2022
Amounts due to a bank partner	$336	$—
Executive deferred compensation plan liabilities	153	147
Current portion of operating lease liabilities	86	84
Reserve for returns, credits, and promotional discounts	82	31
Sales, property, and other taxes	58	40
Accrued settlement for state attorneys general	—	141
Other	105	136
Total other current liabilities	$820	$579
The balances of several of our other current liabilities, particularly our reserves for product returns and promotional discounts and rebates, are affected by the seasonality of our business. See Note 1, “Description of Business and Summary of Significant Accounting Policies – Seasonality,” for more information. The amounts due to a bank partner above were paid in early February 2023.

Other Long-Term Obligations
Other long-term obligations were as follows at the dates indicated:

(In millions)	January 31, 2023	July 31, 2022
Income tax liabilities	$45	$44
Dividend payable	15	12
Deferred revenue	4	6
Other	24	25
Total other long-term obligations	$88	$87

Unconditional Purchase Obligations
We describe our unconditional purchase obligations in Note 9 to the financial statements in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2022. There were no significant changes outside the ordinary course of business in our purchase obligations during the six months ended January 31, 2023.

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

Intuit Q2 Fiscal 2023 Form 10-Q	21

The components of lease expense were as follows:

	Three Months Ended		Six Months Ended
(In millions)	January 31, 2023	January 31, 2022	January 31, 2023	January 31, 2022
Operating lease cost (1)	$36	$25	$64	$46
Variable lease cost	5	4	9	7
Sublease income	(3)	(5)	(6)	(10)
Total net lease cost	$38	$24	$67	$43
(1)    Includes short-term leases, which were not material for each of the three and six months ended January 31, 2023 and 2022.
Supplemental cash flow information related to operating leases was as follows:

	Six Months Ended
(In millions)	January 31, 2023	January 31, 2022
Cash paid for amounts included in the measurement of operating lease liabilities	$48	$52
Right-of-use assets obtained in exchange for operating lease liabilities	$17	$70
Other information related to operating leases was as follows at the dates indicated:

	January 31, 2023	July 31, 2022
Weighted-average remaining lease term for operating leases	8.0 years	8.1 years
Weighted-average discount rate for operating leases	2.4%	2.9%
Future minimum lease payments under non-cancellable operating leases as of January 31, 2023 were as follows:

(In millions)	Operating Leases (1)
Fiscal year ending July 31,
2023 (excluding the six months ended January 31, 2023)	$13
2024	108
2025	94
2026	77
2027	68
Thereafter	339
Total future minimum lease payments	699
Less imputed interest	(99)
Present value of lease liabilities	$600
(1)    Non-cancellable sublease proceeds for the remainder of the fiscal year ending July 31, 2023 and the fiscal years ending July 31, 2024, 2025, 2026, 2027, and thereafter of $6 million, $10 million, $5 million, $1 million, $1 million, and $3 million, respectively, are not included in the table above.
Supplemental balance sheet information related to operating leases was as follows at the dates indicated:

(In millions)	January 31, 2023	July 31, 2022

Operating lease right-of-use assets	$508	$549

Other current liabilities	$86	$84
Operating lease liabilities	514	542
Total operating lease liabilities	$600	$626

Intuit Q2 Fiscal 2023 Form 10-Q	22

9. Income Taxes

Effective Tax Rate
We compute our provision for or benefit from income taxes by applying the estimated annual effective tax rate to income or loss from recurring operations and adding the effects of any discrete income tax items specific to the period.
For the three and six months ended January 31, 2023, we recognized tax shortfalls on share-based compensation of $9 million and $2 million, respectively, in our provision for income taxes. For the three and six months ended January 31, 2022, we recognized excess tax benefits on share-based compensation of $62 million and $109 million, respectively, in our provision for income taxes.
Our effective tax rates for the three and six months ended January 31, 2023 were approximately 26% and 20%, respectively. Excluding discrete tax items primarily related to share-based compensation, our effective tax rate for both periods was approximately 24%. The difference from the federal statutory rate of 21% was primarily due to state income taxes and non-deductible share-based compensation, which were partially offset by the tax benefit we received from the federal research and experimentation credit.
We recorded a $70 million tax benefit on a pretax income of $30 million for the three months ended January 31, 2022. We recorded a $60 million tax benefit on a pretax income of $268 million for the six months ended January 31, 2022. Excluding discrete tax items primarily related to share-based compensation tax benefits including those mentioned above, our effective tax rate for both periods was approximately 25%. The difference from the federal statutory rate of 21% was primarily due to state income taxes and non-deductible share-based compensation, which were partially offset by the tax benefit we received from the federal research and experimentation credit.
Under the 2017 Tax Cuts & Jobs Act, research and experimental costs are no longer fully deductible and are required to be capitalized and amortized for U.S. tax purposes effective August 1, 2022. Unless this provision of the act is repealed or its effectiveness is deferred, the mandatory capitalization requirement significantly increases our deferred tax assets and cash tax payments for fiscal 2023.
In the current global tax policy environment, the U.S. and other domestic and foreign governments continue to consider, and in some cases enact, changes in corporate tax laws. As changes occur, we account for finalized legislation in the period of enactment.

Unrecognized Tax Benefits and Other Considerations
The total amount of our unrecognized tax benefits at July 31, 2022 was $216 million. If we were to recognize these net benefits, our income tax expense would reflect a favorable net impact of $123 million. There were no material changes to these amounts during the three and six months ended January 31, 2023. We do not believe that it is reasonably possible that there will be a significant increase or decrease in our unrecognized tax benefits over the next 12 months.
We offset an $89 million long-term liability for uncertain tax positions against our long-term income tax receivable at January 31, 2023 and July 31, 2022. The long-term income tax receivable at January 31, 2023 and July 31, 2022 was primarily related to the government’s approval of a method of accounting change request for fiscal 2018 and a refund claim related to Credit Karma’s alternative minimum tax credit that was recorded as part of the acquisition.

10. Stockholders’ Equity

Stock Repurchase Programs and Treasury Shares
Intuit’s Board of Directors has authorized a series of common stock repurchase programs. Shares of common stock repurchased under these programs become treasury shares. During the six months ended January 31, 2023, we repurchased a total of 2.5 million shares for $1.0 billion under these programs. Included in this amount were $12 million of repurchases which occurred in late January 2023 and settled in early February 2023. On August 19, 2022, our Board approved an increase in the authorization under the existing stock repurchase program under which we are authorized to repurchase up to an additional $2 billion of our common stock. At January 31, 2023, we had authorization from our Board of Directors for up to $2.5 billion in stock repurchases. Future stock repurchases under the current program are at the discretion of management, and authorization of future stock repurchase programs is subject to the final determination of our Board of Directors.
Our treasury shares are repurchased at the market price on the trade date; accordingly, all amounts paid to reacquire these shares have been recorded as treasury stock on our condensed consolidated balance sheets. Any direct costs to acquire treasury stock are recorded to treasury stock on our condensed consolidated balance sheets. Repurchased shares of our common stock are held as treasury shares until they are reissued or retired. When we reissue treasury stock, if the proceeds from the sale are more than the average price we paid to acquire the shares, we record an increase in additional paid-in capital. Conversely, if the proceeds from the sale are less than the average price we paid to acquire the shares, we record a

Intuit Q2 Fiscal 2023 Form 10-Q	23

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

Dividends on Common Stock
During the six months ended January 31, 2023, we declared quarterly cash dividends that totaled $1.56 per share of outstanding common stock for a total of $452 million. In February 2023, our Board of Directors declared a quarterly cash dividend of $0.78 per share of outstanding common stock payable on April 18, 2023 to stockholders of record at the close of business on April 10, 2023. Future declarations of dividends and the establishment of future record dates and payment dates are subject to the final determination of our Board of Directors.

Share-Based Compensation Expense
The following table summarizes the total share-based compensation expense that we recorded in operating income for the periods shown.

	Three Months Ended		Six Months Ended
(In millions)	January 31, 2023	January 31, 2022	January 31, 2023	January 31, 2022
Cost of revenue	$91	$38	$177	$65
Selling and marketing	108	83	214	147
Research and development	132	132	268	241
General and administrative	92	83	186	163
Total share-based compensation expense	$423	$336	$845	$616
We capitalized no share-based compensation related to internal-use software projects during the six months ended January 31, 2023 and $1 million during the six months ended January 31, 2022.

Share-Based Awards Available for Grant
A summary of share-based awards available for grant under our plans for the six months ended January 31, 2023 was as follows:

(Shares in thousands)	Shares Available for Grant
Balance at July 31, 2022	26,260
Restricted stock units granted (1)	(2,243)
Options granted	—
Share-based awards canceled/forfeited/expired (1) (2)	2,705
Balance at January 31, 2023	26,722
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

Intuit Q2 Fiscal 2023 Form 10-Q	24

Restricted Stock Unit and Restricted Stock Activity
A summary of RSU and restricted stock activity for the six months ended January 31, 2023 was as follows:

(Shares in thousands)	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at July 31, 2022	11,467	$413.32
Granted	975	414.51
Vested	(1,814)	405.08
Forfeited	(515)	316.43
Nonvested at January 31, 2023	10,113	$419.85
At January 31, 2023, there was approximately $3.7 billion of unrecognized compensation cost related to non-vested RSUs and restricted stock with a weighted average vesting period of 2.8 years. We will adjust unrecognized compensation cost for actual forfeitures as they occur.

Stock Option Activity
A summary of stock option activity for the six months ended January 31, 2023 was as follows:

	Options Outstanding
(Shares in thousands)	Number of Shares	Weighted Average Exercise Price Per Share
Balance at July 31, 2022	2,292	$289.62
Granted	—	—
Exercised	(101)	222.75
Canceled or expired	(24)	365.55
Balance at January 31, 2023	2,167	$291.91

Exercisable at January 31, 2023	1,448	$220.29
At January 31, 2023, there was approximately $80 million of unrecognized compensation cost related to non-vested stock options with a weighted average vesting period of 2.9 years. We will adjust unrecognized compensation cost for actual forfeitures as they occur.

11. Legal Proceedings
Beginning in May 2019, various legal proceedings were filed and certain regulatory inquiries were commenced in connection with our provision and marketing of free online tax preparation programs. We believe that the allegations contained within these legal proceedings are without merit and continue to defend our interests in them. These proceedings included, among others, multiple putative class actions that were consolidated into a single putative class action in the Northern District of California in September 2019 (the Intuit Free File Litigation). In August 2020, the Ninth Circuit Court of Appeals ordered that the putative class action claims be resolved through arbitration. In May 2021, the Intuit Free File Litigation was dismissed on a non-class basis after we entered into an agreement that resolved the matter on an individual non-class basis, without any admission of wrongdoing, for an amount that was not material. These proceedings also include a class action lawsuit that was filed in the Ontario (Canada) Superior Court of Justice on August 25, 2022.
These proceedings also included individual demands for arbitration that were filed beginning in October 2019. As of January 31, 2023, we settled all of these arbitration claims, without any admission of wrongdoing, for an amount that was not material. In June 2021, we received a demand and draft complaint from the Federal Trade Commission (FTC) and certain state attorneys general relating to the ongoing inquiries described above. On March 29, 2022, the FTC filed an action in federal court seeking a temporary restraining order and a preliminary injunction enjoining certain Intuit business practices pending resolution of the FTC’s administrative complaint seeking to permanently enjoin certain Intuit business practices (the FTC Actions). On April 22, 2022, the Northern District of California denied the FTC’s requests for a temporary restraining order and a preliminary injunction. On January 31, 2023, the Commissioners of the FTC denied the FTC's motion for summary decision in the administrative action, and the matter is proceeding to a final hearing scheduled to begin in March 2023. While we continue to believe that the allegations contained in the FTC’s administrative complaint are without merit, the defense and resolution of this matter could involve significant costs to us. The state attorneys general did not join the FTC Actions and, on May 4, 2022,

Intuit Q2 Fiscal 2023 Form 10-Q	25

we entered into a settlement agreement with the attorneys general of the 50 states and the District of Columbia, admitting no wrongdoing, that resolved the states’ inquiry, as well as actions brought by the Los Angeles City Attorney and the Santa Clara County (California) Counsel. As part of this agreement, we agreed to pay $141 million and made certain commitments regarding our advertising and marketing practices. We recorded this as a one-time charge in the quarter ended April 30, 2022 and paid the full amount to the fund administrator in the quarter ended January 31, 2023.
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
On August 1, 2022, to better align our personal finance strategy, our Mint offering moved from our Consumer segment to our Credit Karma segment. Revenue and operating results for Mint are not material and the previously reported segment results have not been reclassified. Effective August 1, 2022, the operating results for Mint are included in the Credit Karma segment.
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

All of our segments operate primarily in the United States and sell primarily to customers in the United States. Total international net revenue was approximately 9% and 10% of consolidated net revenue for the three and six months ended January 31, 2023, respectively. Total international net revenue was approximately 10% and 8% for the three and six months ended January 31, 2022, respectively.
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

Intuit Q2 Fiscal 2023 Form 10-Q	26

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
The following table shows our financial results by reportable segment for the periods indicated.

	Three Months Ended		Six Months Ended
(In millions)	January 31, 2023	January 31, 2022	January 31, 2023	January 31, 2022
Net revenue:
Small Business & Self-Employed	$1,897	$1,581	$3,885	$3,024
Consumer	516	411	666	531
Credit Karma	375	444	800	862
ProTax	253	237	287	263
Total net revenue	$3,041	$2,673	$5,638	$4,680

Operating income:
Small Business & Self-Employed	$1,021	$773	$2,200	$1,694
Consumer	177	53	188	42
Credit Karma	96	141	190	310
ProTax	211	195	205	184
Total segment operating income	1,505	1,162	2,783	2,230
Unallocated corporate items:
Share-based compensation expense	(423)	(336)	(845)	(616)
Other corporate expenses	(650)	(607)	(1,268)	(1,132)
Amortization of acquired technology	(41)	(42)	(82)	(57)
Amortization of other acquired intangible assets	(121)	(121)	(242)	(174)
Total unallocated corporate items	(1,235)	(1,106)	(2,437)	(1,979)
Total operating income	$270	$56	$346	$251
Revenue classified by significant product and service offerings was as follows:

	Three Months Ended		Six Months Ended
(In millions)	January 31, 2023	January 31, 2022	January 31, 2023	January 31, 2022
Net revenue:
QuickBooks Online Accounting	$696	$547	$1,364	$1,066
Online Services	695	574	1,376	900
Total Online Ecosystem	1,391	1,121	2,740	1,966
QuickBooks Desktop Accounting	215	169	527	436
Desktop Services and Supplies	291	291	618	622
Total Desktop Ecosystem	506	460	1,145	1,058
Small Business & Self-Employed	1,897	1,581	3,885	3,024
Consumer	516	411	666	531
Credit Karma	375	444	800	862
ProTax	253	237	287	263
Total net revenue	$3,041	$2,673	$5,638	$4,680

Intuit Q2 Fiscal 2023 Form 10-Q	27

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
On August 1, 2022, to better align our personal finance strategy, our Mint offering moved from our Consumer segment to our Credit Karma segment. Revenue and operating results for Mint are not material and the previously reported segment results have not been reclassified. Effective August 1, 2022, the operating results for Mint are included in the Credit Karma segment.
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

Intuit Q2 Fiscal 2023 Form 10-Q	28

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

Intuit Q2 Fiscal 2023 Form 10-Q	29

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

Intuit Q2 Fiscal 2023 Form 10-Q	30

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
Key highlights for the first six months of fiscal 2023 include the following:

Revenue of	Small Business & Self-Employed revenue of	Cash, cash equivalents, and investments of
$5.6 B	$3.9 B	$2.1 B
up 20% from the same period of fiscal 2022	up 28% from the same period of fiscal 2022

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant impact on our net revenue, operating income or loss, and net income or loss, as well as on the value of certain assets and liabilities on our condensed consolidated balance sheets. We believe that the estimates, assumptions and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2022 have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. There were no significant changes in those critical accounting policies and estimates during the first six months of fiscal 2023. Senior management has reviewed the development and selection of our critical accounting policies and estimates and their disclosure in this Quarterly Report on Form 10-Q with the Audit and Risk Committee of our Board of Directors.

Intuit Q2 Fiscal 2023 Form 10-Q	31

RESULTS OF OPERATIONS

Financial Overview

(Dollars in millions, except per share amounts)	Q2 FY23	Q2 FY22	$ Change	% Change	YTD Q2 FY23	YTD Q2 FY22	$ Change	% Change
Total net revenue	$3,041	$2,673	$368	14%	$5,638	$4,680	$958	20%
Operating income	270	56	214	382%	346	251	95	38%
Net income	168	100	68	68%	208	328	(120)	(37)%
Diluted net income per share	$0.60	$0.35	$0.25	71%	$0.73	$1.16	$(0.43)	(37)%
Current Fiscal Quarter
Total net revenue for the second quarter of fiscal 2023 increased $368 million or 14% compared with the same quarter of fiscal 2022. Our Small Business & Self-Employed segment revenue increased during the quarter primarily due to growth in our Online Ecosystem revenue. Consumer revenue increased due to higher TurboTax federal units, reflecting a faster forming tax season this year. These increases were offset by a decrease in Credit Karma segment revenue primarily due to decreases in our personal loan, home loan, auto insurance, and auto loan verticals. See “Segment Results” later in this Item 2 for more information about the results for all of our reportable segments.
Operating income increased $214 million for the second quarter of fiscal 2023 compared to the same quarter of fiscal 2022. The increase in operating income was due to the increase in revenue described above, partially offset by an increase in expenses. Expenses increased primarily due to staffing and share-based compensation, partially offset by a decrease in marketing. See "Cost of Revenue" and “Operating Expenses” later in this Item 2 for more information.
Net income for the second quarter of fiscal 2023 increased $68 million or 68% compared with the same quarter of fiscal 2022. The increase in net income was primarily due to the increase in operating income described above, partially offset by increases in tax expense and interest expense. The increase in tax expense is primarily due to the increase in operating income and the recording of tax shortfalls on share-based compensation in the second quarter of fiscal 2023, while we recorded excess tax benefits on share-based compensation in the same period of the prior year. Interest expense increased as a result of higher interest rates on our term loan. Diluted net income per share was $0.60 for the second quarter of fiscal 2023 compared to diluted net income per share of $0.35 for the same quarter of fiscal 2022.
Fiscal Year to Date
Total net revenue for the first six months of fiscal 2023 increased $958 million or 20% compared with the same period of fiscal 2022. Our Small Business & Self-Employed segment revenue increased during the period due to growth in our Online Ecosystem revenue. Our fiscal 2022 Online Ecosystem revenue includes Mailchimp revenue from the date of acquisition, which was November 1, 2021, and our fiscal 2023 Online Ecosystem revenue includes Mailchimp revenue for the full reporting period. Revenue for our Consumer segment increased compared to the same period in fiscal 2022 due to higher TurboTax federal units, reflecting a faster forming tax season this year. These increases were offset by a decrease in Credit Karma segment revenue primarily due to decreases in our personal loan, home loan, auto insurance, and auto loan verticals. See “Segment Results” later in this Item 2 for more information about the results for all of our reportable segments.
Operating income for the first six months of fiscal 2023 increased $95 million or 38% compared with the same period of fiscal 2022 primarily due to increase in revenue described above, partially offset by increases in expenses for staffing, share-based compensation, and amortization of other acquired intangible assets. See "Cost of Revenue" and “Operating Expenses” later in this Item 2 for more information.
Net income for the first six months of fiscal 2023 decreased $120 million or 37% compared with the same period of fiscal 2022. The decrease in net income was primarily due to increases in tax expense and interest expense, which were partially offset by the increase in operating income described above. The increase in tax expense is primarily due to recording tax shortfalls on share-based compensation for the first six months of fiscal 2023, while we recorded excess tax benefits on share-based compensation in the same period of the prior year. Interest expense increased as a result of higher interest rates on our term loan and the term loan was outstanding during the entire six month period of fiscal 2023, but only for three months during the six month period of fiscal 2022. Diluted net income per share decreased to $0.73 for the first six months of fiscal 2023 compared to $1.16 for the same period in fiscal in 2022, in line with the decrease in net income.

Intuit Q2 Fiscal 2023 Form 10-Q	32

Segment Results
The information below is organized in accordance with our four reportable segments. See “Executive Overview – About Intuit” earlier in this Item 2 and Note 12 to the financial statements in Part I, Item 1 of this Quarterly Report for more information. All of our segments operate and sell to customers primarily in the United States. Total international net revenue was approximately 9% and 10% for the three and six months ended January 31, 2023, respectively. Total international net revenue was approximately 10% and 8% for the three and six months ended January 31, 2022, respectively.
On November 1, 2021, we acquired Mailchimp in a business combination. Mailchimp is part of our Small Business & Self-Employed segment. We have included the results of operations of Mailchimp in our condensed consolidated results of operations from the date of acquisition.
On August 1, 2022, to better align our personal finance strategy, our Mint offering moved from our Consumer segment to our Credit Karma segment. Revenue and operating results for Mint are not material and the previously reported segment results have not been reclassified. Effective August 1, 2022, the operating results for Mint are included in the Credit Karma segment.
On August 1, 2022, we renamed our ProConnect segment as the ProTax segment. This segment continues to serve professional accountants.
Segment operating income or loss is segment net revenue less segment cost of revenue and operating expenses. See “Executive Overview – Industry Trends and Seasonality” earlier in this Item 2 for a description of the seasonality of our business. We include expenses such as corporate selling and marketing, product development, general and administrative, and non-employment related legal and litigation settlement costs, which are not allocated to specific segments, in unallocated corporate items as part of other corporate expenses. For our Credit Karma reportable segment, segment expenses include all direct expenses related to selling and marketing, product development, and general and administrative. Unallocated corporate items for all segments include share-based compensation, amortization of acquired technology, amortization of other acquired intangible assets, goodwill and intangible asset impairment charges, and professional fees and transaction charges related to business combinations. These unallocated corporate items for all segments totaled $2.4 billion in the first six months of fiscal 2023 and $2.0 billion in the first six months of fiscal 2022. Unallocated corporate items increased in the fiscal 2023 period primarily due to increases in share-based compensation expense, selling and marketing expense, and amortization of other acquired intangible assets. See Note 12 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report for reconciliations of total segment operating income or loss to consolidated operating income or loss for each fiscal period presented.

Intuit Q2 Fiscal 2023 Form 10-Q	33

Small Business & Self-Employed

Small Business & Self-Employed segment includes both Online Ecosystem and Desktop Ecosystem revenue.
Our Online Ecosystem includes revenue from:
•QuickBooks Online, QuickBooks Live, QuickBooks Online Advanced and QuickBooks Self-Employed financial and business management offerings;
•QuickBooks Online Payroll;
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

(Dollars in millions)	Q2 FY23	Q2 FY22	% Change	YTD Q2 FY23	YTD Q2 FY22	% Change
Product revenue	$267	$233	15%	$673	$611	10%
Service and other revenue	1,630	1,348	21%	3,212	2,413	33%
Total segment revenue	$1,897	$1,581	20%	$3,885	$3,024	28%
% of total revenue	63%	59%		69%	65%

Segment operating income	$1,021	$773	32%	$2,200	$1,694	30%
% of related revenue	54%	49%		57%	56%

Intuit Q2 Fiscal 2023 Form 10-Q	34

Revenue classified by significant product and service offerings was as follows:

(Dollars in millions)	Q2 FY23	Q2 FY22	% Change	YTD Q2 FY23	YTD Q2 FY22	% Change
Net revenue:
QuickBooks Online Accounting	$696	$547	27%	$1,364	$1,066	28%
Online Services	695	574	21%	1,376	900	53%
Total Online Ecosystem	1,391	1,121	24%	2,740	1,966	39%
QuickBooks Desktop Accounting	215	169	27%	527	436	21%
Desktop Services and Supplies	291	291	—%	618	622	(1)%
Total Desktop Ecosystem	506	460	10%	1,145	1,058	8%
Total Small Business & Self-Employed	$1,897	$1,581	20%	$3,885	$3,024	28%
Revenue for our Small Business & Self-Employed segment increased $316 million or 20% in the second quarter of fiscal 2023 and $861 million or 28% in the first six months of fiscal 2023 compared with the same periods of fiscal 2022. The increase in both periods was primarily due to growth in Online Ecosystem revenue. Our fiscal 2022 Online Ecosystem revenue includes Mailchimp revenue from the date of acquisition, which was November 1, 2021, and our fiscal 2023 Online Ecosystem revenue includes Mailchimp revenue for the full reporting period.
Online Ecosystem Revenue
Online Ecosystem revenue increased 24% in the second quarter of fiscal 2023 compared with the same period of fiscal 2022. QuickBooks Online Accounting revenue increased 27% in the second quarter of fiscal 2023 primarily due to an increase in customers, higher effective prices, and a shift in mix to our higher priced offerings. Online Services revenue increased 21% in the second quarter of fiscal 2023 primarily due to an increase in revenue from our payroll, Mailchimp, and payments offerings. Online payroll revenue increased due to an increase in customers and a shift in mix to higher-end offerings. Mailchimp revenue increased due to higher effective prices. Online payments revenue increased due to an increase in customers and an increase in total payment volume per customer.
Online Ecosystem revenue increased 39% in the first six months of fiscal 2023 compared with the same period of fiscal 2022. QuickBooks Online Accounting revenue increased 28% in the first six months of fiscal 2023 primarily due to an increase in customers, higher effective prices, and a shift in mix to our higher priced offerings. Online Services revenue increased 53% in the first six months of fiscal 2023 primarily from higher Mailchimp revenue due to the timing of our acquisition in the second quarter of fiscal 2022 and increases in revenue from our payroll and payments offerings. Online payroll revenue increased due to an increase in customers and a shift in mix to higher-end offerings. Online payments revenue increased due to an increase in customers and an increase in total payment volume per customer.
Desktop Ecosystem Revenue
Desktop Ecosystem revenue increased 10% in the second quarter of fiscal 2023 and 8% in the first six months of fiscal 2023 compared with the same periods of fiscal 2022. The increase was primarily due to growth in our QuickBooks Desktop and Enterprise subscription offerings. In the first quarter of fiscal 2022, we discontinued our QuickBooks Desktop packaged software products and now sell only on a subscription basis.
Small Business & Self-Employed segment operating income increased $248 million or 32% in the second quarter of fiscal 2023 and $506 million or 30% in the first six months of fiscal 2023 compared with the same periods of fiscal 2022, primarily due to the increases in revenue described above, which was partially offset by higher expenses for staffing.

Intuit Q2 Fiscal 2023 Form 10-Q	35

Consumer

Consumer segment product revenue is derived primarily from TurboTax desktop tax return preparation software and related form updates.
Consumer segment service and other revenue is derived primarily from TurboTax Online and TurboTax Live offerings, electronic tax filing services and connected services.

(Dollars in millions)	Q2 FY23	Q2 FY22	% Change	YTD Q2 FY23	YTD Q2 FY22	% Change
Product revenue	$94	$65	45%	$101	$72	40%
Service and other revenue	422	346	22%	565	459	23%
Total segment revenue	$516	$411	26%	$666	$531	25%
% of total revenue	17%	15%		12%	11%

Segment operating income	$177	$53	234%	$188	$42	348%
% of related revenue	34%	13%		28%	8%
Revenue for our Consumer segment increased $135 million or 25% in the first six months of fiscal 2023 compared with the same period of fiscal 2022, primarily due to higher TurboTax federal units, reflecting a faster forming tax season this year.
Segment operating income increased $146 million or 348% in the first six months of fiscal 2023 compared with the same period of fiscal 2022, primarily due to the increase in revenue described above and lower marketing expenses.
Because of the seasonality of our Consumer revenue, we do not believe that the revenue or operating results for the second quarter of fiscal 2023 is indicative of trends for the current fiscal year. We will not have substantially complete results for the 2022 tax season until the third quarter of fiscal 2023.
Effective August 1, 2022, our Mint offering is part of our Credit Karma segment.

Intuit Q2 Fiscal 2023 Form 10-Q	36

Credit Karma

Credit Karma revenue is primarily derived from cost-per-action transactions, which include the delivery of qualified links that result in completed actions such as credit card issuances and personal loan funding; and cost-per-click and cost-per-lead transactions, which include user clicks on advertisements or advertisements that allow for the generation of leads, and primarily relate to mortgage and insurance businesses. Credit Karma also includes revenue from our Mint offering.

(Dollars in millions)	Q2 FY23	Q2 FY22	% Change	YTD Q2 FY23	YTD Q2 FY22	% Change
Product revenue	$—	$—	N/A	$—	$—	N/A
Service and other revenue	375	444	(16)%	800	862	(7)%
Total segment revenue	$375	$444	(16)%	$800	$862	(7)%
% of total revenue	12%	17%		14%	18%

Segment operating income	$96	$141	(32)%	$190	$310	(39)%
% of related revenue	26%	32%		24%	36%
Revenue for our Credit Karma segment decreased $69 million or 16% in the second quarter of fiscal 2023 and $62 million or 7% in the first six months of fiscal 2023 compared to the same periods of fiscal 2022, primarily due to decreases in our personal loan, home loan, auto insurance, and auto loan verticals driven by economic uncertainty and rising interest rates. This was partially offset by an increase in our credit card vertical.
Credit Karma segment operating income decreased $45 million or 32% in the second quarter of fiscal 2023 and $120 million or 39% in the first six months of fiscal 2023 compared to the same periods of fiscal 2022 primarily due to the decrease in revenue described above and higher expenses for staffing, partially offset by a decrease in marketing expenses.
Effective August 1, 2022, our Mint offering is part of our Credit Karma segment.

Intuit Q2 Fiscal 2023 Form 10-Q	37

ProTax

ProTax segment product revenue is derived primarily from Lacerte, ProSeries, and ProFile desktop tax preparation software products and related form updates.
ProTax segment service and other revenue is derived primarily from ProTax Online tax products, electronic tax filing service, connected services and, bank products.

(Dollars in millions)	Q2 FY23	Q2 FY22	% Change	YTD Q2 FY23	YTD Q2 FY22	% Change
Product revenue	$246	$227	8%	$260	$239	9%
Service and other revenue	7	10	(30)%	27	24	13%
Total segment revenue	$253	$237	7%	$287	$263	9%
% of total revenue	8%	9%		5%	6%

Segment operating income	$211	$195	8%	$205	$184	11%
% of related revenue	83%	82%		71%	70%
Revenue for our ProTax segment revenue increased $24 million or 9% in the first six months of fiscal 2023 compared with the same period of fiscal 2022, primarily due to earlier forms availability. This shifts revenue from our third fiscal quarter to our second fiscal quarter.
Segment operating income increased 11% in the first six months of fiscal 2023 compared with the same period of fiscal 2022 primarily due to the increase in revenue described above. Expenses were relatively flat for both periods.
Because of the seasonality of our ProTax revenue, we do not believe that the revenue or operating results for the second quarter of fiscal 2023 is indicative of trends for the current fiscal year. We will not have substantially complete results for the 2022 tax season until the third quarter of fiscal 2023.

Intuit Q2 Fiscal 2023 Form 10-Q	38

Cost of Revenue

(Dollars in millions)	Q2 FY23	% of Related Revenue	Q2 FY22	% of Related Revenue	YTD Q2 FY23	% of Related Revenue	YTD Q2 FY22	% of Related Revenue
Cost of product revenue	$23	4%	$20	4%	$38	4%	$35	4%
Cost of service and other revenue	709	29%	503	23%	1,329	29%	890	24%
Amortization of acquired technology	41	n/a	42	n/a	82	n/a	57	n/a
Total cost of revenue	$773	25%	$565	21%	$1,449	26%	$982	21%
Our cost of revenue has three components: (1) cost of product revenue, which includes the direct costs of manufacturing and shipping or electronically downloading our desktop software products; (2) cost of service and other revenue, which includes the direct costs associated with our online and service offerings, such as costs for data processing and storage capabilities from cloud providers, ongoing production support costs, customer support costs, costs for the tax and bookkeeping experts that support our TurboTax Live and QuickBooks Live offerings, and costs related to credit score providers; and (3) amortization of acquired technology which represents the cost of amortizing developed technologies that we have obtained through acquisitions, over their useful lives.
Cost of product revenue as a percentage of product revenue was relatively consistent in the second quarter and first six months of fiscal 2023 compared with the same periods of fiscal 2022.Costs of product revenue are expensed as incurred, and we do not defer any of these costs when product revenue is deferred.
Cost of service and other revenue as a percentage of service and other revenue increased in both the second quarter and first six months of fiscal 2023 compared with the same periods of fiscal 2022. The increase is primarily due to an increase in share-based compensation expense and the decrease in revenue for Credit Karma described above.

Operating Expenses

(Dollars in millions)	Q2 FY23	% of Total Net Revenue	Q2 FY22	% of Total Net Revenue	YTD Q2 FY23	% of Total Net Revenue	YTD Q2 FY22	% of Total Net Revenue
Selling and marketing	$924	30%	$942	35%	$1,719	31%	$1,492	32%
Research and development	630	21%	590	22%	1,255	22%	1,120	24%
General and administrative	323	11%	399	15%	627	11%	661	14%
Amortization of other acquired intangible assets	121	4%	121	5%	242	4%	174	4%
Total operating expenses	$1,998	66%	$2,052	77%	$3,843	68%	$3,447	74%
Current Fiscal Quarter
Total operating expenses as a percentage of total net revenue decreased in the second quarter of fiscal 2023 compared to the same period of fiscal 2022. Total net revenue for the second quarter of fiscal 2023 increased $368 million or 14% while total operating expenses for the quarter decreased $54 million or 3%. The decrease in total operating expenses was primarily due to decreases of $108 million for marketing expenses and $56 million for professional fees related to acquisition costs, which were partially offset by increases of $82 million for staffing due to higher headcount and $34 million for share-based compensation.
Fiscal Year to Date
Total operating expenses as a percentage of total net revenue decreased in the first six months of fiscal 2023 compared to the same period of fiscal 2022. Total net revenue for the first six months of fiscal 2023 increased $958 million or 20% while total operating expenses for the period increased $396 million or 11%. The increase in total operating expenses was primarily due to increases of $226 million for staffing due to higher headcount, $117 million for share-based compensation, and $68 million for amortization of other acquired intangible assets, which were partially offset by a decrease of $65 million for professional fees related to acquisition costs.

Intuit Q2 Fiscal 2023 Form 10-Q	39

Non-Operating Income and Expenses
Interest Expense
Interest expense of $114 million for the first six months of fiscal 2023 consisted primarily of interest on our unsecured term loan and senior unsecured notes. Interest expense of $28 million for the first six months of fiscal 2022 consisted primarily of interest on our senior unsecured notes and unsecured term loan.
Interest and Other Income, Net

(In millions)	Q2 FY23	Q2 FY22	YTD Q2 FY23	YTD Q2 FY22
Interest income (1)	$15	$—	$29	$5
Net gain (loss) on executive deferred compensation plan assets (2)	11	(4)	1	—
Other (3)	(3)	(1)	(2)	40
Total interest and other income (loss), net	$23	$(5)	$28	$45
(1)    Interest income in the second quarter and first six months of fiscal 2023 increased compared to the same period of fiscal 2022 primarily due to higher average invested balances and higher average interest rates.
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
(3)    In the six months ended January 31, 2022, we recorded $39 million of net gains on other long-term investments.
Income Taxes
We compute our provision for or benefit from income taxes by applying the estimated annual effective tax rate to income or loss from recurring operations and adding the effects of any discrete income tax items specific to the period.
For the three and six months ended January 31, 2023, we recognized tax shortfalls on share-based compensation of $9 million and $2 million, respectively, in our provision for income taxes. For the three and six months ended January 31, 2022, we recognized excess tax benefits on share-based compensation of $62 million and $109 million, respectively, in our provision for income taxes.
Our effective tax rates for the three and six months ended January 31, 2023 were approximately 26% and 20%, respectively. Excluding discrete tax items primarily related to share-based compensation, our effective tax rate for both periods was approximately 24%. The difference from the federal statutory rate of 21% was primarily due to state income taxes and non-deductible share-based compensation, which were partially offset by the tax benefit we received from the federal research and experimentation credit.
We recorded a $70 million tax benefit on a pretax income of $30 million for the three months ended January 31, 2022. We recorded a $60 million tax benefit on a pretax income of $268 million for the six months ended January 31, 2022. Excluding discrete tax items primarily related to share-based compensation tax benefits including those mentioned above, our effective tax rate for both periods was approximately 25%. The difference from the federal statutory rate of 21% was primarily due to state income taxes and non-deductible share-based compensation, which were partially offset by the tax benefit we received from the federal research and experimentation credit.
Under the 2017 Tax Cuts & Jobs Act, research and experimental costs are no longer fully deductible and are required to be capitalized and amortized for U.S. tax purposes effective August 1, 2022. Unless this provision of the act is repealed or its effectiveness is deferred, the mandatory capitalization requirement significantly increases our deferred tax assets and cash tax payments for fiscal 2023.
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

Intuit Q2 Fiscal 2023 Form 10-Q	40

LIQUIDITY AND CAPITAL RESOURCES

Overview
At January 31, 2023, our cash, cash equivalents and investments totaled $2.1 billion, a decrease of $1.2 billion from July 31, 2022 due to the factors discussed under “Statements of Cash Flows” below. Our primary sources of liquidity have been cash from operations, which entails the collection of accounts receivable for products and services, the issuance of senior unsecured notes, and borrowings under our credit facilities. Our primary uses of cash have been for research and development programs, selling and marketing activities, capital projects, acquisitions of businesses, debt service costs and debt repayment, repurchases of our common stock under our stock repurchase programs, and the payment of cash dividends. As discussed in “Executive Overview – Industry Trends and Seasonality” earlier in this Item 2, our business is subject to significant seasonality. The balance of our cash, cash equivalents, and investments generally fluctuates with that seasonal pattern. We believe the seasonality of our business is likely to continue in the future.
The following table summarizes selected measures of our liquidity and capital resources at the dates indicated:

(Dollars in millions)	January 31, 2023	July 31, 2022	$ Change	% Change
Cash, cash equivalents, and investments	$2,071	$3,281	$(1,210)	(37)%
Long-term investments	$108	$98	$10	10%
Short-term debt	$501	$499	$2	—%
Long-term debt	$6,576	$6,415	$161	3%
Working capital	$894	$1,417	$(523)	(37)%
Ratio of current assets to current liabilities	1.2 : 1	1.4 : 1
We have historically generated significant cash from operations and we expect to continue to do so in the future. Our cash, cash equivalents, and investments totaled $2.1 billion at January 31, 2023. None of those funds were restricted and approximately 79% of those funds were located in the U.S.
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
Our secured revolving credit facilities are available to fund a portion of our loans to qualified small businesses. At January 31, 2023, $389 million was outstanding under both secured revolving credit facilities.
Under the 2017 Tax Cuts & Jobs Act, research and experimental costs are no longer fully deductible and are required to be capitalized and amortized for U.S. tax purposes effective August 1, 2022. Due to the delay in deductibility of research and development costs resulting from the mandatory capitalization provision, we expect our cash tax payments to significantly increase for fiscal 2023 unless this provision of the act is repealed or its effectiveness is deferred.
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

Intuit Q2 Fiscal 2023 Form 10-Q	41

Statements of Cash Flows
The following table summarizes selected items from our condensed consolidated statements of cash flows for the first six months of fiscal 2023 and fiscal 2022. See the financial statements in Part I, Item 1 of this Quarterly Report for complete condensed consolidated statements of cash flows for those periods.

	Six Months Ended
(Dollars in millions)	January 31, 2023	January 31, 2022	$ Change
Net cash provided by (used in):
Operating activities	$612	$230	$382
Investing activities	(704)	(4,682)	3,978
Financing activities	(1,355)	3,072	(4,427)
Effect of exchange rates on cash, cash equivalents, restricted cash, and restricted cash equivalents	(1)	(6)	5
Net decrease in cash, cash equivalents, restricted cash, and restricted cash equivalents	$(1,448)	$(1,386)	$(62)

Our primary sources and uses of cash were as follows:
Six Months Ended
January 31, 2023	January 31, 2022
 Sources of cash:

• Operations
• Cash received from a bank partner
• Issuance of common stock under employee stock plans

 Uses of cash:

• Repurchases of shares of our common stock
• Net originations of term loans to small businesses and purchases of participating interests in loans to consumers
• Payment of cash dividends and dividend rights
• Payment of accrued bonuses for fiscal 2022
• Capital expenditures
• Net purchases of corporate and customer fund investments

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
• Net originations of term loans to small businesses

Stock Repurchase Programs, Treasury Shares, and Dividends on Common Stock
As described in Note 10 to the financial statements in Part I, Item 1 of this Quarterly Report, during the first six months of fiscal 2023, we repurchased 2.5 million shares of our common stock under repurchase programs that our Board of Directors has authorized. On August 19, 2022, our Board approved an increased authorization to purchase up to an additional $2 billion of our common stock under the existing stock repurchase program. At January 31, 2023, we had authorization from our Board of Directors to expend up to $2.5 billion for stock repurchases. We currently expect to continue repurchasing our common stock on a quarterly basis; however, future stock repurchases under the current program are at the discretion of management, and authorization of future stock repurchase programs is subject to the final determination of our Board of Directors.
We have continued to pay quarterly cash dividends on shares of our outstanding common stock. During the six months ended January 31, 2023, we declared quarterly cash dividends that totaled $1.56 per share of outstanding common stock for a total of $452 million. In February 2023, our Board of Directors declared a quarterly cash dividend of $0.78 per share of outstanding common stock payable on April 18, 2023 to stockholders of record at the close of business on April 10, 2023. We currently expect to continue paying comparable cash dividends on a quarterly basis. However, future declarations of dividends and the establishment of future record dates and payment dates are subject to the final determination of our Board of Directors.

Intuit Q2 Fiscal 2023 Form 10-Q	42

Commitments for Senior Unsecured Notes
In June 2020, we issued $2 billion of senior unsecured notes comprised of the following:
•$500 million of 0.650% notes due July 2023;
•$500 million of 0.950% notes due July 2025;
•$500 million of 1.350% notes due July 2027; and
•$500 million of 1.650% notes due July 2030 (together, the Notes).
Interest is payable semiannually on January 15 and July 15 of each year. At January 31, 2023, our maximum commitment for interest payments under the Notes was $106 million through the maturity dates.
The Notes are senior unsecured obligations of Intuit and rank equally with all existing and future unsecured and unsubordinated indebtedness of Intuit and are redeemable by us at any time, subject to a make-whole premium. Upon the occurrence of change of control transactions that are accompanied by certain downgrades in the credit ratings of the Notes, we will be required to repurchase the Notes at a repurchase price equal to 101% of the aggregate outstanding principal plus any accrued and unpaid interest to but not including the date of repurchase. The indenture governing the Notes requires us to comply with certain covenants. For example, the Notes limit our ability to create certain liens and enter into sale and leaseback transactions. As of January 31, 2023, we were compliant with all covenants governing the Notes. See Note 6 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report for more information.

Intuit Q2 Fiscal 2023 Form 10-Q	43

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
Under the 2021 Credit Facility we may, subject to certain customary conditions including lender approval, on one or more occasions increase commitments under the unsecured revolving credit facility in an amount not to exceed $250 million in the aggregate and may extend the maturity date up to two times. Advances under the unsecured revolving credit facility accrue interest at rates that are equal to, at our election, either (i) the alternate base rate plus a margin that ranges from 0.0% to 0.1%, or (ii) the Secured Overnight Finance Rate (SOFR) plus a margin that ranges from 0.69% to 1.1%. Actual margins under either election will be based on our senior debt credit ratings. At January 31, 2023, no amounts were outstanding under the unsecured revolving credit facility. We monitor counterparty risk associated with the institutional lenders that are providing the credit facility.
On November 1, 2021, we borrowed the full $4.7 billion under the unsecured term loan to fund a portion of the cash consideration for the acquisition of Mailchimp. Under this agreement we may, subject to certain customary conditions, on one or more occasions increase commitments under the term loan in an amount not to exceed $400 million in the aggregate. The term loan accrues interest at rates that are equal to, at our election, either (i) the alternate base rate plus a margin that ranges from 0.0%to 0.125%, or (ii) SOFR plus a margin that range from 0.625% to 1.125%. Actual margins under either election are based on our senior debt credit ratings. At January 31, 2023, $4.7 billion was outstanding under the term loan.
The 2021 Credit Facility includes customary affirmative and negative covenants, including financial covenants that require us to maintain a ratio of total gross debt to annual earnings before interest, taxes, depreciation and amortization (EBITDA) of not greater than 3.25 to 1.00 and a ratio of annual EBITDA to annual interest expense of not less than 3.00 to 1.00 as of the last day of each fiscal quarter. As of January 31, 2023, we were compliant with all required covenants.
Secured Revolving Credit Facilities
On February 19, 2019, a subsidiary of Intuit entered into a secured revolving credit facility with a lender to fund a portion of our loans to qualified small businesses (the 2019 Secured Facility). The 2019 Secured Facility is secured by cash and receivables of the subsidiary and is non-recourse to Intuit Inc. We have entered into several amendments to this facility, most recently on July 18, 2022, primarily to increase the facility limit, extend the commitment term and maturity date and update the benchmark interest rate. Under the amended 2019 Secured Facility, the facility limit is $500 million, of which $300 million is committed and $200 million is uncommitted. Advances accrue interest at adjusted daily simple SOFR plus 1.5%. Unused portions of the committed credit facility accrue interest at a rate ranging from 0.25% to 0.75%, depending on the total unused committed balance. The commitment term is through July 18, 2025, and the final maturity date is July 20, 2026. The agreement includes certain affirmative and negative covenants, including financial covenants that require the subsidiary to maintain specified financial ratios. As of January 31, 2023, we were compliant with all required covenants. At January 31, 2023, $301 million was outstanding under the 2019 Secured Facility and the weighted-average interest rate was 5.91%. The outstanding balance is secured by cash and receivables of the subsidiary totaling $823 million.
On October 12, 2022, another subsidiary of Intuit entered into a secured revolving credit facility with a lender to fund a portion of our loans to qualified small businesses (the 2022 Secured Facility). The 2022 Secured Facility is secured by cash and receivables of the subsidiary and is non-recourse to Intuit Inc. Under the agreement, the facility limit is $500 million, of which $150 million is committed and $350 million is uncommitted. Advances accrue interest at SOFR plus 1.3%. Unused portions of the committed credit facility accrue interest at a rate ranging from 0.2% to 0.4%, depending on the total unused committed balance. The commitment term is through October 12, 2024, and the final maturity date is October 13, 2025. The agreement includes certain affirmative and negative covenants, including financial covenants that require the subsidiary to maintain specified financial ratios. As of January 31, 2023, we were compliant with all required covenants. At January 31, 2023, $88 million was outstanding under the 2022 Secured Facility and the weighted-average interest rate was 5.75%, which includes the interest on the unused committed portion. The outstanding balance is secured by cash and receivables of the subsidiary totaling $242 million.

Cash Held by Foreign Subsidiaries
Our cash, cash equivalents, and investments totaled $2.1 billion at January 31, 2023. Approximately 21% of those funds were held by our foreign subsidiaries and subject to repatriation tax considerations. These foreign funds were located primarily in the United Kingdom, India, and Canada. We do not expect to pay incremental U.S. taxes on repatriation. We have recorded income tax expense for Canada, India, and Israel withholding taxes on earnings that are not permanently reinvested. In the event that funds from foreign operations are repatriated to the United States, we would pay withholding taxes at that time.

Intuit Q2 Fiscal 2023 Form 10-Q	44

Contractual Obligations
We presented our contractual obligations at July 31, 2022 in our Annual Report on Form 10-K for the fiscal year then ended. There were no material changes outside the ordinary course of business to our contractual obligations during the six months ended January 31, 2023.
Recent Accounting Pronouncements
For a description of recent accounting pronouncements, if any, and the potential impact of these pronouncements on our condensed consolidated financial statements, see Note 1 to the financial statements in Part I, Item 1 of this Quarterly Report.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes to our quantitative and qualitative disclosures about market risk during the six months ended January 31, 2023. See Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended July 31, 2022 for a detailed discussion of our market risks.

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Intuit Q2 Fiscal 2023 Form 10-Q	45

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

Intuit Q2 Fiscal 2023 Form 10-Q	46

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

Intuit Q2 Fiscal 2023 Form 10-Q	47

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

Intuit Q2 Fiscal 2023 Form 10-Q	48

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

Intuit Q2 Fiscal 2023 Form 10-Q	49

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

Intuit Q2 Fiscal 2023 Form 10-Q	50

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
Our reputation and ability to attract, retain and serve our customers is dependent upon the reliable performance of our products and our underlying technical infrastructure. As we continue to grow our online services, we become more dependent on the continuing operation and availability of our information technology and communications systems and those of our external service providers, including, for example, third-party Internet-based or cloud computing services. We do not have redundancy for all of our systems, and our disaster recovery planning may not account for all eventualities. We have designed a significant portion of our software and computer systems to utilize data processing and storage capabilities provided by public cloud providers. If any public cloud service that we use is unavailable to us for any reason, our customers may not be able to access certain of our cloud products or features, which could significantly impact our operations, business, and financial results.

Intuit Q2 Fiscal 2023 Form 10-Q	51

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

Intuit Q2 Fiscal 2023 Form 10-Q	52

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
Much of our future success depends on the continued service and availability of skilled employees, including members of our executive team, and those in technical and other key positions. Experienced individuals with skill sets in software as a service, financial technology, mobile technologies, data science, artificial intelligence and data security are in high demand and we have faced and will continue to face intense competition globally to attract and retain a diverse workforce with these and other skills that are critical to our success. This is especially the case in California and India where a significant number of our employees are located. The compensation and incentives we have available to attract, retain and motivate employees may not meet the expectations of current and prospective employees as the competition for talent intensifies. For example, our equity awards may become less effective if our stock price decreases or increases at a slower rate than our talent competitors'. In addition, if we were to issue significant additional equity to attract or retain employees, the ownership of our existing stockholders would be diluted and our related expenses would increase. Other factors may make it more challenging for us to continue to successfully attract, retain and develop key employees. For example, current and prospective employees may seek new or different opportunities based on mobility, location flexibility or any challenges we face in achieving our publicly stated workforce diversity goals.
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

Intuit Q2 Fiscal 2023 Form 10-Q	53

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

Intuit Q2 Fiscal 2023 Form 10-Q	54

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
Regulations related to the provision of online services are continually evolving as federal, state and foreign governments adopt new or modify existing laws and regulations addressing data privacy, cybersecurity, the collection, processing, storage, transfer and use of data, and the use of AI. These include, for example, the EU's General Data Protection Regulation (GDPR), the California Consumer Protection Act (CCPA), the California Privacy Rights Act that amended the CCPA in January 2023 and the Virginia Consumer Data Protection Act that became effective in January 2023. These laws and regulations may be inconsistent across jurisdictions and are subject to evolving and differing (sometimes conflicting) interpretations. In our efforts to meet the various data privacy regulations that apply to us, we have made and continue to make certain operational changes to our products and business practices. If we are unable to engineer products that meet these evolving requirements or help our customers meet their obligations under these or other new data regulations, we might experience reduced demand for our offerings. Further, penalties for non-compliance with these laws may be significant.
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

Intuit Q2 Fiscal 2023 Form 10-Q	55

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
Like many software companies, we refund customers for product returns and subscription and service cancellations. We establish reserves against revenue in our financial statements based on estimated customer refunds. We closely monitor this refund activity in an effort to maintain adequate reserves. In the past, customer refunds have not differed significantly from these reserves. However, if we experience actual customer refunds or an increase in risks of collecting customer payments that significantly exceed the amount we have reserved, it may result in lower net revenue.
Unanticipated changes in our income tax rates or other indirect tax may affect our future financial results.
Our future effective income tax rates may be favorably or unfavorably affected by unanticipated changes in the valuation of our deferred tax assets and liabilities, by changes in our stock price, or by changes in tax laws or their interpretation. In August 2022, the Inflation Reduction Act of 2022 was signed into law. This law, among other things, provides for a corporate alternative minimum tax on adjusted financial statement income (effective for us beginning in fiscal 2024), and an excise tax on corporate stock repurchases (effective for our share repurchases after January 1, 2023), and we are continuing to evaluate the impact it may have on our financial position and results of operations. There are several proposed changes to U.S. and non-

Intuit Q2 Fiscal 2023 Form 10-Q	56

U.S. tax legislation and the ultimate enactment of any of them could have a negative impact on our effective tax rate. Foreign governments may enact tax laws, including in response to guidelines issued by international organizations such as the Organization for Economic Cooperation and Development, that could result in further changes to global taxation and materially affect our financial position and results of operations. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. These continuous examinations may result in unforeseen tax-related liabilities, which may harm our future financial results.
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
Our acquisitions have resulted in significant expenses, including amortization and impairment of acquired technology and other acquired intangible assets, and impairment of goodwill. Total costs and expenses in these categories were $556 million in fiscal 2022; $196 million in fiscal 2021; and $28 million in fiscal 2020. Although under current accounting rules goodwill is not amortized, we may incur impairment charges related to the goodwill already recorded and to goodwill arising out of future acquisitions. We test the impairment of goodwill annually in our fourth fiscal quarter or more frequently if indicators of impairment arise. The timing of the formal annual test may result in charges to our statement of operations in our fourth fiscal quarter that may not have been reasonably foreseen in prior periods. At January 31, 2023, we had $13.8 billion in goodwill and $6.7 billion in net acquired intangible assets on our condensed consolidated balance sheet, both of which may be subject to impairment charges in the future. New acquisitions, and any impairment of the value of acquired intangible assets, may have a significant negative impact on our future financial results.

Intuit Q2 Fiscal 2023 Form 10-Q	57

We have incurred indebtedness and may incur other debt in the future, which may adversely affect our financial condition and future financial results.
As of January 31, 2023, we had an aggregate of $7.1 billion of indebtedness outstanding under our senior unsecured notes, senior unsecured credit facility, and secured credit facilities. Under the agreements governing our indebtedness, we are permitted to incur additional debt. This debt, and any debt that we may incur in the future, may adversely affect our financial condition and future financial results by, among other things:
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
Our stock price is subject to changes in recommendations or earnings estimates by financial analysts, changes in investors’ or analysts’ valuation measures for our stock, our credit ratings and market trends unrelated to our performance. Furthermore, speculation in the press or investment community about our strategic position, financial condition, results of operations, business, security of our products, or legal proceedings can cause changes in our stock price. These factors, as well as general economic and political conditions, including the effects of a general slowdown in the global economy, the COVID-19 pandemic, the Russia-Ukraine war and inflationary pressures, and the timing of announcements in the public market regarding new products, product enhancements or technological advances by our competitors or us, and any announcements by us of acquisitions, major transactions, or management changes may adversely affect our stock price. Moreover, inflationary pressures, the COVID-19 pandemic and the Russia-Ukraine war have caused significant volatility in the global financial markets, which has resulted in significant volatility in our stock price recently. Further, any changes in the amounts or frequency of share repurchases or dividends may also adversely affect our stock price. A significant drop in our stock price could expose us to the risk of securities class actions lawsuits, which may result in substantial costs and divert management’s attention and resources, which may adversely affect our business.

Intuit Q2 Fiscal 2023 Form 10-Q	58

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Stock repurchase activity during the three months ended January 31, 2023 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans
November 1, 2022 through November 30, 2022	599,349	$386.43	599,349	$2,762,538,520
December 1, 2022 through December 31, 2022	359,613	$395.42	359,613	$2,620,339,496
January 1, 2023 through January 31, 2023	317,301	$396.43	317,301	$2,494,550,406
Total	1,276,263	$391.45	1,276,263
Note: On August 20, 2021, our Board approved an increased authorization under our existing stock repurchase program to purchase up to an additional $2 billion of our common stock. On August 19, 2022, our Board approved an additional increase in the authorization under the existing stock repurchase program under which we are authorized to repurchase up to an additional $2 billion of our common stock. All of the shares repurchased during the three months ended January 31, 2023 were purchased under these plans. At January 31, 2023, we had authorization from our Board of Directors for up to $2.5 billion in stock repurchases.

ITEM 6 - EXHIBITS
See the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q.

Intuit Q2 Fiscal 2023 Form 10-Q	59

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTUIT INC. (Registrant)
Date:	February 23, 2023	By:	/s/ MICHELLE M. CLATTERBUCK
Michelle M. Clatterbuck
Executive Vice President and Chief Financial Officer (Authorized Officer and Principal Financial Officer)

Intuit Q2 Fiscal 2023 Form 10-Q	60

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference

10.01+	Intuit Inc. Employee Stock Purchase Plan, as amended and restated through January 19, 2023	X

31.01	Certification of Chief Executive Officer	X

31.02	Certification of Chief Financial Officer	X

32.01*	Section 1350 Certification (Chief Executive Officer)	X

32.02*	Section 1350 Certification (Chief Financial Officer)	X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X

101.SCH	XBRL Taxonomy Extension Schema	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X
________________________________

+	Indicates a management contract or compensatory plan or arrangement.
*	This exhibit is intended to be furnished and shall not be deemed “filed” for purposes of the Securities Exchange Act of 1934, as amended.

Intuit Q2 Fiscal 2023 Form 10-Q	61