Form 10-Q
period 2023-04-30
INTUIT INC.
filed 2023-05-23
CIK 896878

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 280,059,722 shares of Common Stock, $0.01 par value, were outstanding at May 16, 2023.

INTUIT INC. FORM 10-Q INDEX
Intuit, QuickBooks, TurboTax, Credit Karma, and Mailchimp, among others, are registered trademarks and/or registered service marks of Intuit Inc., or one of its subsidiaries, in the United States and other countries. Other parties’ marks are the property of their respective owners.

Intuit Q3 Fiscal 2023 Form 10-Q	2

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
•statements regarding the impact of macroeconomic conditions on our business;
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
•our belief that we take prudent measures to mitigate investment-related risks;
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
•statements regarding the impact of the COVID-19 pandemic on our business; and
•our assessments and beliefs regarding the future developments and outcomes of pending legal proceedings and inquiries by regulatory authorities, the liability, if any, that Intuit may incur as a result of those proceedings and inquiries, and the impact of any potential losses or expenses associated with such proceedings or inquiries on our financial statements.
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

Intuit Q3 Fiscal 2023 Form 10-Q	3

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

INTUIT INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended		Nine Months Ended
(In millions, except per share amounts)	April 30, 2023	April 30, 2022	April 30, 2023	April 30, 2022
Net revenue:
Product	$583	$554	$1,617	$1,476
Service and other	5,435	5,078	10,039	8,836
Total net revenue	6,018	5,632	11,656	10,312
Costs and expenses:
Cost of revenue:
Cost of product revenue	17	18	55	53
Cost of service and other revenue	924	764	2,253	1,654
Amortization of acquired technology	40	42	122	99
Selling and marketing	1,203	1,227	2,922	2,719
Research and development	604	600	1,859	1,720
General and administrative	332	465	959	1,126
Amortization of other acquired intangible assets	120	121	362	295
Total costs and expenses	3,240	3,237	8,532	7,666
Operating income	2,778	2,395	3,124	2,646
Interest expense	(66)	(21)	(180)	(49)
Interest and other income (loss), net	22	(1)	50	44
Income before income taxes	2,734	2,373	2,994	2,641
Income tax provision	647	579	699	519
Net income	$2,087	$1,794	$2,295	$2,122

Basic net income per share	$7.44	$6.35	$8.17	$7.60
Shares used in basic per share calculations	281	282	281	279

Diluted net income per share	$7.38	$6.28	$8.11	$7.48
Shares used in diluted per share calculations	283	286	283	284
See accompanying notes.

Intuit Q3 Fiscal 2023 Form 10-Q	4

INTUIT INC. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended		Nine Months Ended
(In millions)	April 30, 2023	April 30, 2022	April 30, 2023	April 30, 2022

Net income	$2,087	$1,794	$2,295	$2,122
Other comprehensive income (loss), net of income taxes:
Unrealized gain (loss) on available-for-sale debt securities	1	(5)	1	(10)
Foreign currency translation gain (loss)	1	(14)	(2)	(19)
Total other comprehensive income (loss), net	2	(19)	(1)	(29)
Comprehensive income	$2,089	$1,775	$2,294	$2,093
See accompanying notes.

Intuit Q3 Fiscal 2023 Form 10-Q	5

INTUIT INC. CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(In millions)	April 30, 2023	July 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$3,745	$2,796
Investments	523	485
Accounts receivable, net	717	446
Notes receivable	700	509
Income taxes receivable	2	93
Prepaid expenses and other current assets	574	287
Current assets before funds receivable and amounts held for customers	6,261	4,616
Funds receivable and amounts held for customers	388	431
Total current assets	6,649	5,047
Long-term investments	102	98
Property and equipment, net	938	888
Operating lease right-of-use assets	485	549
Goodwill	13,778	13,736
Acquired intangible assets, net	6,580	7,061
Long-term deferred income tax assets	13	11
Other assets	376	344
Total assets	$28,921	$27,734

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$501	$499
Accounts payable	921	737
Accrued compensation and related liabilities	625	576
Deferred revenue	829	808
Income taxes payable	653	8
Other current liabilities	498	571
Current liabilities before funds payable and amounts due to customers	4,027	3,199
Funds payable and amounts due to customers	388	431
Total current liabilities	4,415	3,630
Long-term debt	6,109	6,415
Long-term deferred income tax liabilities	190	619
Operating lease liabilities	499	542
Other long-term obligations	116	87
Total liabilities	11,329	11,293
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock and additional paid-in capital	18,760	17,725
Treasury stock, at cost	(16,307)	(14,805)
Accumulated other comprehensive loss	(61)	(60)
Retained earnings	15,200	13,581
Total stockholders’ equity	17,592	16,441
Total liabilities and stockholders’ equity	$28,921	$27,734
See accompanying notes.

Intuit Q3 Fiscal 2023 Form 10-Q	6

.

INTUIT INC. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)

	Three Months Ended April 30, 2023
(In millions, except per share amount and shares in thousands)	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
Balance at January 31, 2023	280,668	$18,392	$(15,824)	$(63)	$13,337	$15,842
Comprehensive income	—	—	—	2	2,087	2,089
Issuance of stock under employee stock plans, net of shares withheld for employee taxes	743	(51)	—	—	—	(51)
Stock repurchases under stock repurchase programs	(1,144)	—	(483)	—	—	(483)
Dividends and dividend rights declared ($0.78 per share)	—	—	—	—	(224)	(224)
Share-based compensation expense	—	419	—	—	—	419
Balance at April 30, 2023	280,267	$18,760	$(16,307)	$(61)	$15,200	$17,592

	Nine Months Ended April 30, 2023
(In millions, except per share amount and shares in thousands)	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
Balance at July 31, 2022	281,932	$17,725	$(14,805)	$(60)	$13,581	$16,441
Comprehensive income	—	—	—	(1)	2,295	2,294
Issuance of stock under employee stock plans, net of shares withheld for employee taxes	1,993	(229)	—	—	—	(229)
Stock repurchases	(3,658)	—	(1,502)	—	—	(1,502)
Dividends and dividend rights declared ($2.34 per share)	—	—	—	—	(676)	(676)
Share-based compensation expense	—	1,264	—	—	—	1,264
Balance at April 30, 2023	280,267	$18,760	$(16,307)	$(61)	$15,200	$17,592

See accompanying notes.

Intuit Q3 Fiscal 2023 Form 10-Q	7

INTUIT INC. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)

	Three Months Ended April 30, 2022
(In millions, except per share amount and shares in thousands)	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
Balance at January 31, 2022	283,000	$17,202	$(13,808)	$(34)	$12,235	$15,595
Comprehensive income	—	—	—	(19)	1,794	1,775
Issuance of stock under employee stock plans, net of shares withheld for employee taxes	502	(69)	—	—	—	(69)
Stock repurchases under stock repurchase programs	(1,029)	—	(489)	—	—	(489)
Dividends and dividend rights declared ($0.68 per share)	—	—	—	—	(197)	(197)
Share-based compensation expense	—	346	—	—	—	346
Balance at April 30, 2022	282,473	$17,479	$(14,297)	$(53)	$13,832	$16,961

	Nine Months Ended April 30, 2022
(In millions, except per share amount and shares in thousands)	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
Balance at July 31, 2021	273,235	$10,548	$(12,951)	$(24)	$12,296	$9,869
Comprehensive income	—	—	—	(29)	2,122	2,093
Issuance of stock under employee stock plans, net of shares withheld for employee taxes	1,593	(348)	—	—	—	(348)
Stock repurchases under stock repurchase programs	(2,445)	—	(1,346)	—	—	(1,346)
Dividends and dividend rights declared ($2.04 per share)	—	—	—	—	(586)	(586)
Share-based compensation expense	—	963	—	—	—	963
Issuance of stock in a business combination	10,090	6,316	—	—	—	6,316
Balance at April 30, 2022	282,473	$17,479	$(14,297)	$(53)	$13,832	$16,961

See accompanying notes.

Intuit Q3 Fiscal 2023 Form 10-Q	8

INTUIT INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended
(In millions)	April 30, 2023	April 30, 2022
Cash flows from operating activities:
Net income	$2,295	$2,122
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	127	142
Amortization of acquired intangible assets	484	396
Non-cash operating lease cost	68	62
Share-based compensation expense	1,264	962
Deferred income taxes	(389)	106
Other	48	(21)
Total adjustments	1,602	1,647
Changes in operating assets and liabilities:
Accounts receivable	(269)	(323)
Income taxes receivable	91	117
Prepaid expenses and other assets	(286)	(88)
Accounts payable	212	86
Accrued compensation and related liabilities	45	(392)
Deferred revenue	18	(2)
Income taxes payable	646	195
Operating lease liabilities	(59)	(62)
Other liabilities	(91)	250
Total changes in operating assets and liabilities	307	(219)
Net cash provided by operating activities	4,204	3,550
Cash flows from investing activities:
Purchases of corporate and customer fund investments	(566)	(583)
Sales of corporate and customer fund investments	196	1,448
Maturities of corporate and customer fund investments	335	177
Purchases of property and equipment	(220)	(168)
Acquisitions of businesses, net of cash acquired	(33)	(5,682)
Originations and purchases of loans	(1,600)	(613)
Principal repayments of loans	1,365	320
Other	(26)	(9)
Net cash used in investing activities	(549)	(5,110)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	4,700
Repayment of debt	(509)	—
Proceeds from borrowings under secured revolving credit facilities	212	122
Repayments on borrowings under secured revolving credit facilities	(22)	—
Proceeds from issuance of stock under employee stock plans	150	116
Payments for employee taxes withheld upon vesting of restricted stock units	(376)	(465)
Cash paid for purchases of treasury stock	(1,495)	(1,337)
Dividends and dividend rights paid	(667)	(580)
Net change in funds receivable and funds payable and amounts due to customers	(196)	82
Other	(1)	(9)
Net cash provided by (used in) financing activities	(2,904)	2,629

Intuit Q3 Fiscal 2023 Form 10-Q	9

Effect of exchange rates on cash, cash equivalents, restricted cash, and restricted cash equivalents	2	(18)
Net increase in cash, cash equivalents, restricted cash, and restricted cash equivalents	753	1,051
Cash, cash equivalents, restricted cash, and restricted cash equivalents at beginning of period	2,997	2,819
Cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period	$3,750	$3,870

Reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents reported within the condensed consolidated balance sheets to the total amounts reported on the condensed consolidated statements of cash flows
Cash and cash equivalents	$3,745	$3,531
Restricted cash and restricted cash equivalents included in funds receivable and amounts held for customers	5	339
Total cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period	$3,750	$3,870

Supplemental schedule of non-cash investing activities:
Issuance of common stock in a business combination	$—	$6,316
See accompanying notes.

Intuit Q3 Fiscal 2023 Form 10-Q	10

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

Basis of Presentation
These condensed consolidated financial statements include the financial statements of Intuit and its wholly-owned subsidiaries. We have eliminated all significant intercompany balances and transactions in consolidation. We have included all adjustments, consisting only of normal recurring items, which we considered necessary for a fair presentation of our financial results for the interim periods presented. We have reclassified certain amounts previously reported in our financial statements that were not material to conform to the current presentation.
We acquired The Rocket Science Group LLC (Mailchimp) on November 1, 2021. We have included the results of operations for Mailchimp in our condensed consolidated statements of operations from the date of acquisition. We have completed the purchase price allocation for the Mailchimp acquisition as of January 31, 2023, with no material adjustments from those disclosed in our Annual Report on Form 10-K for the fiscal year ended July 31, 2022. Our Mailchimp offerings are part of our Small Business & Self-Employed segment.
On August 1, 2022, we renamed our ProConnect segment as the ProTax segment. This segment continues to serve professional accountants. See Note 12, "Segment Information," for more information.
On August 1, 2022, to better align our personal finance strategy, our Mint offering moved from our Consumer segment to our Credit Karma segment. See Note 12, "Segment Information," for more information.
These unaudited condensed consolidated financial statements and accompanying notes should be read together with the audited consolidated financial statements in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2022. Results for the nine months ended April 30, 2023 do not necessarily indicate the results we expect for the fiscal year ending July 31, 2023 or any other future period.

Seasonality
Our Consumer and ProTax offerings have a significant and distinct seasonal pattern as sales and revenue from our income tax preparation products and services are typically concentrated in the period from November through April. This seasonal pattern results in higher net revenues during our second and third quarters ending January 31 and April 30, respectively.

Significant Accounting Policies
We describe our significant accounting policies in Note 1 to the financial statements in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2022. There have been no changes to our significant accounting policies during the first nine months of fiscal 2023.

Intuit Q3 Fiscal 2023 Form 10-Q	11

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

Computation of Net Income Per Share
We compute basic net income or loss per share using the weighted-average number of common shares outstanding during the period. We compute diluted net income per share using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares consist of the shares issuable upon the exercise of stock options and upon the vesting of restricted stock units (RSUs) under the treasury stock method.
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
All of the RSUs we grant have dividend rights. Dividend rights are accumulated and paid when the underlying RSUs vest. Since the dividend rights are subject to the same vesting requirements as the underlying equity awards, they are considered a contingent transfer of value. Consequently, the RSUs are not considered participating securities and we do not present them separately in earnings per share.
In loss periods, basic net loss per share and diluted net loss per share are the same since the effect of potential common shares is anti-dilutive and therefore excluded.

Intuit Q3 Fiscal 2023 Form 10-Q	12

The following table presents the composition of shares used in the computation of basic and diluted net income per share for the periods indicated.

	Three Months Ended		Nine Months Ended
(In millions, except per share amounts)	April 30, 2023	April 30, 2022	April 30, 2023	April 30, 2022
Numerator:
Net income	$2,087	$1,794	$2,295	$2,122

Denominator:
Shares used in basic per share amounts:
Weighted-average common shares outstanding	281	282	281	279

Shares used in diluted per share amounts:
Weighted-average common shares outstanding	281	282	281	279
Dilutive common equivalent shares from stock options
and restricted stock awards	2	4	2	5
Dilutive weighted-average common shares outstanding	283	286	283	284

Basic and diluted net income per share:
Basic net income per share	$7.44	$6.35	$8.17	$7.60

Diluted net income per share	$7.38	$6.28	$8.11	$7.48

Shares excluded from diluted net income per share:
Weighted-average stock options and restricted stock units that have been excluded from dilutive common equivalent shares outstanding due to their anti-dilutive effect	2	2	2	1

Deferred Revenue
We record deferred revenue when we have entered into a contract with a customer, and cash payments are received or due prior to transfer of control or satisfaction of the related performance obligation. During the three and nine months ended April 30, 2023, we recognized revenue of $85 million and $778 million, respectively, that was included in deferred revenue at July 31, 2022. During the three and nine months ended April 30, 2022, we recognized revenue of $78 million and $657 million, respectively, that was included in deferred revenue at July 31, 2021.
Our performance obligations are generally satisfied within 12 months of the initial contract date. As of April 30, 2023 and July 31, 2022, the deferred revenue balance related to performance obligations that will be satisfied after 12 months was $4 million and $6 million, respectively, and is included in other long-term obligations on our condensed consolidated balance sheets.

Concentration of Credit Risk and Significant Customers
No customer accounted for 10% or more of total net revenue in the three or nine months ended April 30, 2023 or April 30, 2022. No customer accounted for 10% or more of gross accounts receivable at April 30, 2023 or July 31, 2022.

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

Intuit Q3 Fiscal 2023 Form 10-Q	13

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

	April 30, 2023			July 31, 2022
(In millions)	Level 1	Level 2	Total Fair Value	Level 1	Level 2	Total Fair Value
Assets:
Cash equivalents, primarily money market funds and time deposits	$3,051	$—	$3,051	$1,835	$—	$1,835
Available-for-sale debt securities:
Corporate notes	—	591	591	—	589	589
U.S. agency securities	—	132	132	—	96	96
Total available-for-sale debt securities	—	723	723	—	685	685
Total assets measured at fair value on a recurring basis	$3,051	$723	$3,774	$1,835	$685	$2,520
Liabilities:
Senior unsecured notes(1)	$—	$1,817	$1,817	$—	$1,838	$1,838
(1) Carrying value on our condensed consolidated balance sheets at April 30, 2023 and July 31, 2022 was $1.99 billion. See Note 6, “Debt,” for more information.

The following table summarizes our cash equivalents and available-for-sale debt securities by balance sheet classification and level in the fair value hierarchy at the dates indicated.

	April 30, 2023			July 31, 2022
(In millions)	Level 1	Level 2	Total Fair Value	Level 1	Level 2	Total Fair Value
Cash equivalents:
In cash and cash equivalents	$3,051	$—	$3,051	$1,835	$—	$1,835
In funds receivable and amounts held for customers	—	—	—	—	—	—
Total cash equivalents	$3,051	$—	$3,051	$1,835	$—	$1,835
Available-for-sale debt securities:
In investments	$—	$523	$523	$—	$485	$485
In funds receivable and amounts held for customers	—	200	200	—	200	200
Total available-for-sale debt securities	$—	$723	$723	$—	$685	$685
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

Intuit Q3 Fiscal 2023 Form 10-Q	14

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
There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the nine months ended April 30, 2023.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
Long-term investments represent non-marketable equity securities in privately held companies that do not have a readily determinable fair value. They are accounted for at cost and adjusted based on observable price changes from orderly transactions for identical or similar investments of the same issuer or impairment. These investments are classified as Level 3 in the fair value hierarchy because we estimate the value of these investments using a valuation method based on observable transaction price changes at the transaction date. We recognized no upward adjustments during the three and nine months ended April 30, 2023. We recognized $8 million and $54 million of upward adjustments during the three and nine months ended April 30, 2022, respectively. Impairments recognized during the three and nine months ended April 30, 2023 and April 30, 2022 were not material. Cumulative upward adjustments were $71 million, and cumulative impairments were not material through April 30, 2023 for measurement alternative investments held as of April 30, 2023. The carrying value of long-term investments on our condensed consolidated balance sheets was $102 million and $98 million at April 30, 2023 and July 31, 2022, respectively.

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

	April 30, 2023		July 31, 2022
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Classification on condensed consolidated balance sheets:
Cash and cash equivalents	$3,745	$3,745	$2,796	$2,796
Investments	526	523	490	485
Funds receivable and amounts held for customers	391	388	435	431
Total cash and cash equivalents, investments, and funds receivable and amounts held for customers	$4,662	$4,656	$3,721	$3,712

Intuit Q3 Fiscal 2023 Form 10-Q	15

The following table summarizes our cash and cash equivalents, investments, and relevant portion of funds receivable and amounts held for customers by investment category at the dates indicated. As of April 30, 2023 and July 31, 2022, this excludes $183 million and $30 million, respectively, of funds receivable included on our condensed consolidated balance sheets in funds receivable and amounts held for customers not measured and recorded at fair value.

	April 30, 2023		July 31, 2022
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Type of issue:
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$3,750	$3,750	$2,997	$2,997
Available-for-sale debt securities:
Corporate notes	596	591	597	589
U.S. agency securities	133	132	97	96
Total available-for-sale debt securities	729	723	694	685
Total cash, cash equivalents, restricted cash, restricted cash equivalents, and investments	$4,479	$4,473	$3,691	$3,682
We use the specific identification method to compute gains and losses on investments. We include realized gains and losses on our available-for-sale debt securities in interest and other income on our condensed consolidated statements of operations. Gross realized gains and losses on our available-for-sale debt securities for the nine months ended April 30, 2023 and April 30, 2022 were not material.
We accumulate unrealized gains and losses on our available-for-sale debt securities, net of tax, in accumulated other comprehensive income or loss in the stockholders’ equity section of our condensed consolidated balance sheets, except for certain unrealized losses described below. Gross unrealized gains and losses on our available-for-sale debt securities at April 30, 2023 and July 31, 2022 were not material.
For available-for sale debt securities in an unrealized loss position, we determine whether a credit loss exists. The estimate of the credit loss is determined by considering available information relevant to the collectibility of the security and information about past events, current conditions, and reasonable and supportable forecasts. The allowance for credit loss is recorded to interest and other income on our condensed consolidated statement of operations, not to exceed the amount of the unrealized loss. Any excess unrealized loss greater than the allowance for credit loss at a security level is recognized in accumulated other comprehensive income or loss in the stockholders' equity section of our condensed consolidated balance sheets. We determined there were no credit losses related to available-for-sale debt securities as of April 30, 2023. Unrealized losses on available-for-sale debt securities at April 30, 2023 were not material. We do not intend to sell these investments. In addition, it is more likely than not that we will not be required to sell them before recovery of the amortized cost basis, which may be at maturity.
The following table summarizes our available-for-sale debt securities, included in investments and relevant portion of funds receivable and amounts held for customers, classified by the stated maturity date of the security at the dates indicated.

	April 30, 2023		July 31, 2022
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$406	$402	$316	$313
Due within two years	167	165	298	293
Due within three years	156	156	79	78
Due after three years	—	—	1	1
Total available-for-sale debt securities	$729	$723	$694	$685

Intuit Q3 Fiscal 2023 Form 10-Q	16

The following table summarizes our funds receivable and amounts held for customers by asset category at the dates indicated.

(In millions)	April 30, 2023	July 31, 2022
Restricted cash and restricted cash equivalents	$5	$201
Restricted available-for-sale debt securities and funds receivable	383	230
Total funds receivable and amounts held for customers	$388	$431

(In millions)	April 30, 2022	July 31, 2021
Restricted cash and restricted cash equivalents	$339	$257
Restricted available-for-sale debt securities and funds receivable	200	200
Total funds receivable and amounts held for customers	$539	$457

4. Notes Receivable and Allowances for Loan Losses
Notes receivable consist primarily of term loans to small businesses and refund advance loans to consumers. As of April 30, 2023 and July 31, 2022, the net notes receivable balance was $759 million and $540 million, respectively. The current portion is included in notes receivable and the long-term portion is included in other assets on our condensed consolidated balance sheets. As of April 30, 2023 and July 31, 2022, the allowances for loan losses were not material.

Term Loans to Small Businesses
We provide financing to small businesses via term loans. The term loans are not secured and are recorded at amortized cost, net of allowances for loan losses. As of April 30, 2023 and July 31, 2022, the net notes receivable balance for term loans to small businesses was $752 million and $540 million, respectively. We maintain an allowance for loan losses to reserve for potentially uncollectible notes receivable. We evaluate the creditworthiness of our term loan portfolio on a pooled basis due to its composition of small, homogeneous loans with similar general credit risk and characteristics and apply a loss rate at the time of loan origination. The loss rate and underlying model are updated periodically to reflect actual loan performance and changes to assumptions. We make judgments about the known and inherent risks in the loan portfolio, adverse situations that may affect borrowers’ ability to repay and current and future economic conditions. When we determine that amounts are uncollectible, we write them off against the allowance. As of April 30, 2023 and July 31, 2022, the allowances for loan losses on term loans to small businesses were not material.
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

Refund Advance Loans
Refund advance loans are loans available to eligible TurboTax customers based on a customer's anticipated income tax refund, at no-cost to the customer. The loans are repaid from the customer's income tax refund, which is generally received within three to four weeks after acceptance of the customer's income tax return by the IRS. We partner with a third-party issuing bank to originate the loans and subsequently purchase full participating interests in those loans. The refund advance loans are not secured and are recorded at amortized cost, net of an allowance for loan losses. As of April 30, 2023, the net notes receivable balance for refund advance loans was not material. We had no refund advance loans outstanding as of July 31, 2022. We maintain an allowance for loan losses to reserve for potentially uncollectible loans. We evaluate the likelihood of repayment on a pooled basis due to its composition of small, homogeneous loans with similar general credit risk and characteristics and apply a loss rate at the time of loan purchase. The loss rate and underlying model are updated periodically to reflect actual loan performance and changes to assumptions. When we determine that amounts are uncollectible, we write them off against the allowance. As of April 30, 2023, the allowance for loan losses on refund advance loans was not material.

Intuit Q3 Fiscal 2023 Form 10-Q	17

5. Acquired Intangible Assets
The following table shows the cost, accumulated amortization and weighted-average life in years for our acquired intangible assets at the dates indicated. The weighted-average lives are calculated for assets that are not fully amortized.

(Dollars in millions)	Customer Lists / User Relationships	Purchased Technology	Trade Names and Logos	Covenants Not to Compete or Sue	Total

At April 30, 2023:
Cost	$6,197	$1,615	$680	$42	$8,534
Accumulated amortization	(1,070)	(715)	(127)	(42)	(1,954)
Acquired intangible assets, net	$5,127	$900	$553	$—	$6,580
Weighted-average life in years	14	8	13	0	13

At July 31, 2022:
Cost	$6,197	$1,612	$680	$42	$8,531
Accumulated amortization	(748)	(593)	(87)	(42)	(1,470)
Acquired intangible assets, net	$5,449	$1,019	$593	$—	$7,061
Weighted-average life in years	14	8	13	0	13
The following table shows the expected future amortization expense for our acquired intangible assets at April 30, 2023. Amortization of purchased technology is charged to amortization of acquired technology in our condensed consolidated statements of operations. Amortization of other acquired intangible assets, such as customer lists, is charged to amortization of other acquired intangible assets in our condensed consolidated statements of operations. If impairment events occur, they could accelerate the timing of acquired intangible asset charges.

(In millions)	Expected Future Amortization Expense
Twelve months ending July 31,
2023 (excluding the nine months ended April 30, 2023)	$161
2024	626
2025	624
2026	620
2027	594
Thereafter	3,955
Total expected future amortization expense	$6,580

Intuit Q3 Fiscal 2023 Form 10-Q	18

6. Debt
The carrying value of our debt was as follows at the dates indicated:

(In millions)	April 30, 2023	July 31, 2022	Effective Interest Rate
Senior unsecured notes issued June 2020:
0.650% notes due July 2023	$500	$500	0.837%
0.950% notes due July 2025	500	500	1.127%
1.350% notes due July 2027	500	500	1.486%
1.650% notes due July 2030	500	500	1.767%
Term loan	4,200	4,700
Secured revolving credit facilities	421	230
Total principal balance of debt	6,621	6,930
Unamortized discount and debt issuance costs	(11)	(16)
Net carrying value of debt	$6,610	$6,914

Short-term debt	$501	$499
Long-term debt	$6,109	$6,415
Future principal payments for debt at April 30, 2023 were as shown in the table below.

(In millions)
Fiscal year ending July 31,
2023 (excluding the nine months ended April 30, 2023)	$501
2024	—
2025	4,700
2026	420
2027	500
Thereafter	500
Total future principal payments for debt	$6,621

Senior Unsecured Notes
In June 2020, we issued four series of senior unsecured notes (together, the Notes) pursuant to a public debt offering. The proceeds from the issuance were $1.98 billion, net of debt discount of $2 million and debt issuance costs of $15 million.
Interest is payable semiannually on January 15 and July 15 of each year. The discount and debt issuance costs are amortized to interest expense over the term of the Notes under the effective interest method. We paid $12 million in interest on the Notes during each of the nine months ended April 30, 2023 and 2022.
The Notes are senior unsecured obligations of Intuit and rank equally with all existing and future unsecured and unsubordinated indebtedness of Intuit and are redeemable by us at any time, subject to a make-whole premium. Upon the occurrence of change of control transactions that are accompanied by certain downgrades in the credit ratings of the Notes, we will be required to repurchase the Notes at a repurchase price equal to 101% of the aggregate outstanding principal plus any accrued and unpaid interest to but not including the date of repurchase. The indenture governing the Notes requires us to comply with certain covenants. For example, the Notes limit our ability to create certain liens and enter into sale and leaseback transactions. As of April 30, 2023, we were compliant with all covenants governing the Notes.

Intuit Q3 Fiscal 2023 Form 10-Q	19

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
The 2021 Credit Facility includes customary affirmative and negative covenants, including financial covenants that require us to maintain a ratio of total gross debt to annual earnings before interest, taxes, depreciation and amortization (EBITDA) of not greater than 3.25 to 1.00 and a ratio of annual EBITDA to annual interest expense of not less than 3.00 to 1.00 as of the last day of each fiscal quarter. As of April 30, 2023, we were compliant with all required covenants.
Term Loan. On November 1, 2021, we borrowed the full $4.7 billion under the unsecured term loan to fund a portion of the cash consideration for the acquisition of Mailchimp. Under this agreement, we may, subject to certain customary conditions, on one or more occasions increase commitments under the term loan in an amount not to exceed $400 million in the aggregate. The term loan accrues interest at rates that are equal to, at our election, either (i) the alternate base rate plus a margin that ranges from 0.0% to 0.125%, or (ii) the Secured Overnight Finance Rate (SOFR) plus a margin that ranges from 0.625% to 1.125%. Actual margins under either election will be based on our senior debt credit ratings. Interest on the term loan is payable monthly. At April 30, 2023, $4.2 billion was outstanding under the term loan. The carrying value of the term loan approximates its fair value. We paid $164 million and $21 million in interest on the term loan during the nine months ended April 30, 2023 and 2022, respectively.
Unsecured Revolving Credit Facility. The 2021 Credit Facility includes a $1 billion unsecured revolving credit facility that will expire on November 1, 2026. Under this agreement, we may increase commitments under the unsecured revolving credit facility in an amount not to exceed $250 million in the aggregate and may extend the maturity date up to two times, subject to customary conditions including lender approval. Advances under the unsecured revolving credit facility accrue interest at rates that are equal to, at our election, either (i) the alternate base rate plus a margin that ranges from 0.0% to 0.1%, or (ii) SOFR plus a margin that ranges from 0.69% to 1.1%. Actual margins under either election will be based on our senior debt credit ratings. At April 30, 2023, no amounts were outstanding under the unsecured revolving credit facility. We paid no interest on the unsecured revolving credit facility during each of the nine months ended April 30, 2023 and 2022.

Secured Revolving Credit Facilities
2019 Secured Facility. On February 19, 2019, a subsidiary of Intuit entered into a secured revolving credit facility with a lender to fund a portion of our loans to qualified small businesses (the 2019 Secured Facility). The 2019 Secured Facility is secured by cash and receivables of the subsidiary and is non-recourse to Intuit Inc. We have entered into several amendments to this facility, most recently on May 9, 2023. These amendments primarily increase the facility limit, extend the commitment term and maturity date, and update the benchmark interest rate. Under the amended 2019 Secured Facility, the facility limit is $500 million, of which $300 million is committed and $200 million is uncommitted. Advances accrue interest at adjusted daily simple SOFR plus 1.5%. Unused portions of the committed credit facility accrue interest at a rate ranging from 0.25% to 0.75%, depending on the total unused committed balance. The commitment term is through July 18, 2025, and the final maturity date is July 20, 2026. The agreement includes certain affirmative and negative covenants, including financial covenants that require the subsidiary to maintain specified financial ratios. As of April 30, 2023, we were compliant with all required covenants. At April 30, 2023, $301 million was outstanding under the 2019 Secured Facility and the weighted-average interest rate was 6.41%. The outstanding balance is secured by cash and receivables of the subsidiary totaling $866 million. Interest on the 2019 Secured Facility is payable monthly. We paid $11 million of interest on this secured revolving credit facility during the nine months ended April 30, 2023 and $1 million during the nine months ended April 30, 2022.
2022 Secured Facility. On October 12, 2022, another subsidiary of Intuit entered into a secured revolving credit facility with a lender to fund a portion of our loans to qualified small businesses (the 2022 Secured Facility). The 2022 Secured Facility is secured by cash and receivables of the subsidiary and is non-recourse to Intuit Inc. Under the agreement, the facility limit is $500 million, of which $150 million is committed and $350 million is uncommitted. Advances accrue interest at SOFR plus 1.3%. Unused portions of the committed credit facility accrue interest at a rate ranging from 0.2% to 0.4%, depending on the total unused committed balance. The commitment term is through October 12, 2024, and the final maturity date is October 13, 2025. The agreement includes certain affirmative and negative covenants, including financial covenants that require the subsidiary to maintain specified financial ratios. As of April 30, 2023, we were compliant with all required covenants. At April 30, 2023, $120 million was outstanding under the 2022 Secured Facility and the weighted-average interest rate was 6.16%, which includes the interest on the unused committed portion. The outstanding balance is secured by cash and receivables of the subsidiary totaling $338 million. Interest on the 2022 Secured Facility is payable monthly. We paid $2 million of interest on this secured revolving credit facility during the nine months ended April 30, 2023.

Intuit Q3 Fiscal 2023 Form 10-Q	20

7. Other Liabilities and Commitments

Other Current Liabilities
Other current liabilities were as follows at the dates indicated:

(In millions)	April 30, 2023	July 31, 2022
Executive deferred compensation plan liabilities	$157	$147
Current portion of operating lease liabilities	87	84
Sales, property, and other taxes	83	40
Reserve for returns, credits, and promotional discounts	66	31
Accrued settlement for state attorneys general	—	141
Other	105	128
Total other current liabilities	$498	$571
The balances of several of our other current liabilities, particularly our reserves for product returns, credits, and promotional discounts, are affected by the seasonality of our business. See Note 1, “Description of Business and Summary of Significant Accounting Policies – Seasonality,” for more information.

Other Long-Term Obligations
Other long-term obligations were as follows at the dates indicated:

(In millions)	April 30, 2023	July 31, 2022
Income tax liabilities	$78	$44
Dividend payable	16	12
Deferred revenue	4	6
Other	18	25
Total other long-term obligations	$116	$87

Unconditional Purchase Obligations
We describe our unconditional purchase obligations in Note 9 to the financial statements in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2022. There were no significant changes outside the ordinary course of business in our purchase obligations during the nine months ended April 30, 2023.

8. Leases
We lease office facilities under non-cancellable operating lease arrangements. Our facility leases generally provide for periodic rent increases and may contain escalation clauses and renewal options. Our leases have remaining lease terms of up to 19 years, which include options to extend that are reasonably certain of being exercised. Some of our leases include one or more options to extend the leases for up to 10 years per option, which we are not reasonably certain to exercise. The options to extend are generally at rates to be determined in accordance with the agreements. Options to extend the lease are included in the lease liability if they are reasonably certain of being exercised. We do not have material finance leases.
We sublease certain office facilities to third parties. These subleases have remaining lease terms of up to 7 years, some of which include one or more options to extend the subleases for up to 5 years per option.
The components of lease expense were as follows:

	Three Months Ended		Nine Months Ended
(In millions)	April 30, 2023	April 30, 2022	April 30, 2023	April 30, 2022
Operating lease cost (1)	$33	$25	$97	$71
Variable lease cost	6	4	15	11
Sublease income	(3)	(4)	(9)	(14)
Total net lease cost	$36	$25	$103	$68
(1)    Includes short-term leases, which were not material for each of the three and nine months ended April 30, 2023 and 2022.

Intuit Q3 Fiscal 2023 Form 10-Q	21

Supplemental cash flow information related to operating leases was as follows:

	Nine Months Ended
(In millions)	April 30, 2023	April 30, 2022
Cash paid for amounts included in the measurement of operating lease liabilities	$73	$77
Right-of-use assets obtained in exchange for operating lease liabilities	$23	$81
Other information related to operating leases was as follows at the dates indicated:

	April 30, 2023	July 31, 2022
Weighted-average remaining lease term for operating leases	8.0 years	8.1 years
Weighted-average discount rate for operating leases	3%	2.9%
Future minimum lease payments under non-cancellable operating leases as of April 30, 2023 were as follows:

(In millions)	Operating Leases (1)
Fiscal year ending July 31,
2023 (excluding the nine months ended April 30, 2023)	$20
2024	77
2025	95
2026	78
2027	70
Thereafter	340
Total future minimum lease payments	680
Less imputed interest	(94)
Present value of lease liabilities	$586
(1)    Non-cancellable sublease proceeds for the remainder of the fiscal year ending July 31, 2023 and the fiscal years ending July 31, 2024, 2025, 2026, 2027, and thereafter of $3 million, $11 million, $6 million, $1 million, $1 million, and $3 million, respectively, are not included in the table above.
Supplemental balance sheet information related to operating leases was as follows at the dates indicated:

(In millions)	April 30, 2023	July 31, 2022

Operating lease right-of-use assets	$485	$549

Other current liabilities	$87	$84
Operating lease liabilities	499	542
Total operating lease liabilities	$586	$626

9. Income Taxes

Effective Tax Rate
We compute our provision for or benefit from income taxes by applying the estimated annual effective tax rate to income or loss from recurring operations and adding the effects of any discrete income tax items specific to the period.
For the three and nine months ended April 30, 2023, we recognized excess tax benefits on share-based compensation of $17 million and $15 million, respectively, in our provision for income taxes. For the three and nine months ended April 30, 2022, we recognized excess tax benefits on share-based compensation of $26 million and $135 million, respectively, in our provision for income taxes.

Intuit Q3 Fiscal 2023 Form 10-Q	22

Our effective tax rates for the three and nine months ended April 30, 2023 were approximately 24% and 23%, respectively. Excluding discrete tax items primarily related to share-based compensation tax benefits, including those mentioned above, our effective tax rate for both periods was approximately 24%. The difference from the federal statutory rate of 21% was primarily due to state income taxes and non-deductible share-based compensation, which were partially offset by the tax benefit we received from the federal research and experimentation credit.
Our effective tax rates for the three and nine months ended April 30, 2022 were approximately 24% and 20%, respectively. Excluding discrete tax items primarily related to share-based compensation tax benefits, including those mentioned above, our effective tax rate for both periods was approximately 26%. The difference from the federal statutory rate of 21% was primarily due to state income taxes and non-deductible share-based compensation, which were partially offset by the tax benefit we received from the federal research and experimentation credit.
Under the 2017 Tax Cuts & Jobs Act, research and development costs are no longer fully deductible and are required to be capitalized and amortized for U.S. tax purposes effective August 1, 2022. The mandatory capitalization requirement significantly increases our deferred tax assets and income taxes payable for fiscal 2023.
In the current global tax policy environment, the U.S. and other domestic and foreign governments continue to consider, and in some cases enact, changes in corporate tax laws. As changes occur, we account for finalized legislation in the period of enactment.

Unrecognized Tax Benefits and Other Considerations
The total amount of our unrecognized tax benefits at July 31, 2022 was $216 million. If we were to recognize these net benefits, our income tax expense would reflect a favorable net impact of $123 million. There were no material changes to these amounts during the three and nine months ended April 30, 2023. We do not believe that it is reasonably possible that there will be a significant increase or decrease in our unrecognized tax benefits over the next 12 months.
We offset an $85 million and $89 million long-term liability for uncertain tax positions against our long-term income tax receivable at April 30, 2023 and July 31, 2022, respectively. The long-term income tax receivable at April 30, 2023 and July 31, 2022 was primarily related to the government’s approval of a method of accounting change request for fiscal 2018 and a refund claim related to Credit Karma’s alternative minimum tax credit that was recorded as part of the acquisition.

10. Stockholders’ Equity

Stock Repurchase Programs and Treasury Shares
Intuit’s Board of Directors has authorized a series of common stock repurchase programs. Shares of common stock repurchased under these programs become treasury shares. During the nine months ended April 30, 2023, we repurchased a total of 3.7 million shares for $1.5 billion under these programs. Included in this amount were $17 million of repurchases which occurred in late April 2023 and settled in early May 2023. On August 19, 2022, our Board approved an increase in the authorization under the existing stock repurchase program under which we are authorized to repurchase up to an additional $2 billion of our common stock. At April 30, 2023, we had authorization from our Board of Directors for up to $2.0 billion in stock repurchases. Future stock repurchases under the current program are at the discretion of management, and authorization of future stock repurchase programs is subject to the final determination of our Board of Directors.
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
In the past, we have satisfied option exercises and restricted stock unit vesting under our employee equity incentive plans by reissuing treasury shares, and we may do so again in the future. During the second quarter of fiscal 2014, we began issuing new shares of common stock to satisfy option exercises and RSU vesting under our 2005 Equity Incentive Plan. We have not yet determined the ultimate disposition of the shares that we have repurchased in the past, and consequently we continue to hold them as treasury shares.

Dividends on Common Stock
During the nine months ended April 30, 2023, we declared quarterly cash dividends that totaled $2.34 per share of outstanding common stock for a total of $676 million. In May 2023, our Board of Directors declared a quarterly cash dividend of $0.78 per share of outstanding common stock payable on July 18, 2023 to stockholders of record at the close of business on July 10, 2023. Future declarations of dividends and the establishment of future record dates and payment dates are subject to the final determination of our Board of Directors.

Intuit Q3 Fiscal 2023 Form 10-Q	23

Share-Based Compensation Expense
The following table summarizes the total share-based compensation expense that we recorded in operating income for the periods shown.

	Three Months Ended		Nine Months Ended
(In millions)	April 30, 2023	April 30, 2022	April 30, 2023	April 30, 2022
Cost of revenue	$114	$40	$291	$105
Selling and marketing	96	85	310	232
Research and development	116	138	384	379
General and administrative	93	83	279	246
Total share-based compensation expense	$419	$346	$1,264	$962
We capitalized no share-based compensation related to internal-use software projects during the nine months ended April 30, 2023 and $1 million during the nine months ended April 30, 2022.

Share-Based Awards Available for Grant
A summary of share-based awards available for grant under our plans for the nine months ended April 30, 2023 was as follows:

(Shares in thousands)	Shares Available for Grant
Balance at July 31, 2022	26,260
Restricted stock units granted (1)	(3,265)
Options granted	—
Share-based awards canceled/forfeited/expired (1) (2)	3,661
Balance at April 30, 2023	26,656
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

Restricted Stock Unit and Restricted Stock Activity
A summary of RSU and restricted stock activity for the nine months ended April 30, 2023 was as follows:

(Shares in thousands)	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at July 31, 2022	11,467	$413.32
Granted	1,419	417.34
Vested	(2,574)	405.30
Forfeited	(646)	340.84
Nonvested at April 30, 2023	9,666	$420.89
At April 30, 2023, there was approximately $3.5 billion of unrecognized compensation cost related to non-vested RSUs and restricted stock with a weighted-average vesting period of 2.7 years. We will adjust unrecognized compensation cost for actual forfeitures as they occur.

Intuit Q3 Fiscal 2023 Form 10-Q	24

Stock Option Activity
A summary of stock option activity for the nine months ended April 30, 2023 was as follows:

	Options Outstanding
(Shares in thousands)	Number of Shares	Weighted Average Exercise Price Per Share
Balance at July 31, 2022	2,292	$289.62
Granted	—	—
Exercised	(338)	149.51
Canceled or expired	(24)	368.72
Balance at April 30, 2023	1,930	$313.14

Exercisable at April 30, 2023	1,265	$245.55
At April 30, 2023, there was approximately $71 million of unrecognized compensation cost related to non-vested stock options with a weighted-average vesting period of 2.7 years. We will adjust unrecognized compensation cost for actual forfeitures as they occur.

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
These proceedings also included individual demands for arbitration that were filed beginning in October 2019. As of January 31, 2023, we settled all of these arbitration claims, without any admission of wrongdoing, for an amount that was not material. In June 2021, we received a demand and draft complaint from the Federal Trade Commission (FTC) and certain state attorneys general relating to the ongoing inquiries described above. On March 29, 2022, the FTC filed an action in federal court seeking a temporary restraining order and a preliminary injunction enjoining certain Intuit business practices pending resolution of the FTC’s administrative complaint seeking to permanently enjoin certain Intuit business practices (the FTC Actions). On April 22, 2022, the Northern District of California denied the FTC’s requests for a temporary restraining order and a preliminary injunction. Beginning on March 27, 2023, a final hearing on the administrative action was held before an administrative law judge at the FTC. That hearing concluded in April 2023, and the parties are now engaged in post-trial briefing. While we continue to believe that the allegations contained in the FTC’s administrative complaint are without merit, the defense and resolution of this matter could involve significant costs to us. The state attorneys general did not join the FTC Actions and, on May 4, 2022, we entered into a settlement agreement with the attorneys general of the 50 states and the District of Columbia, admitting no wrongdoing, that resolved the states’ inquiry, as well as actions brought by the Los Angeles City Attorney and the Santa Clara County (California) Counsel. As part of this agreement, we agreed to pay $141 million and made certain commitments regarding our advertising and marketing practices. We recorded this as a one-time charge in the quarter ended April 30, 2022 and paid the full amount to the fund administrator in the quarter ended January 31, 2023.
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

Intuit Q3 Fiscal 2023 Form 10-Q	25

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
On November 1, 2021, we acquired Mailchimp in a business combination. Our Mailchimp offerings are part of our Small Business & Self-Employed segment and its revenue is primarily included within Online Services in the revenue disaggregation below. We have included the results of operations of Mailchimp in our condensed consolidated statements of operations from the date of acquisition.
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

All of our segments operate primarily in the United States and sell primarily to customers in the United States. Total international net revenue was approximately 6% and 8% of consolidated net revenue for the three and nine months ended April 30, 2023, respectively. Total international net revenue was approximately 6% and 7% for the three and nine months ended April 30, 2022, respectively.
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

Intuit Q3 Fiscal 2023 Form 10-Q	26

The following table shows our financial results by reportable segment for the periods indicated.

	Three Months Ended		Nine Months Ended
(In millions)	April 30, 2023	April 30, 2022	April 30, 2023	April 30, 2022
Net revenue:
Small Business & Self-Employed	$2,021	$1,667	$5,906	$4,691
Consumer	3,341	3,239	4,007	3,770
Credit Karma	410	468	1,210	1,330
ProTax	246	258	533	521
Total net revenue	$6,018	$5,632	$11,656	$10,312

Operating income:
Small Business & Self-Employed	$1,122	$836	$3,322	$2,530
Consumer	2,531	2,447	2,719	2,489
Credit Karma	111	104	301	414
ProTax	203	213	408	397
Total segment operating income	3,967	3,600	6,750	5,830
Unallocated corporate items:
Share-based compensation expense	(419)	(346)	(1,264)	(962)
Other corporate expenses	(610)	(696)	(1,878)	(1,828)
Amortization of acquired technology	(40)	(42)	(122)	(99)
Amortization of other acquired intangible assets	(120)	(121)	(362)	(295)
Total unallocated corporate items	(1,189)	(1,205)	(3,626)	(3,184)
Total operating income	$2,778	$2,395	$3,124	$2,646
Revenue classified by significant product and service offerings was as follows:

	Three Months Ended		Nine Months Ended
(In millions)	April 30, 2023	April 30, 2022	April 30, 2023	April 30, 2022
Net revenue:
QuickBooks Online Accounting	$723	$578	$2,087	$1,644
Online Services	745	614	2,121	1,514
Total Online Ecosystem	1,468	1,192	4,208	3,158
QuickBooks Desktop Accounting	280	201	807	637
Desktop Services and Supplies	273	274	891	896
Total Desktop Ecosystem	553	475	1,698	1,533
Small Business & Self-Employed	2,021	1,667	5,906	4,691
Consumer	3,341	3,239	4,007	3,770
Credit Karma	410	468	1,210	1,330
ProTax	246	258	533	521
Total net revenue	$6,018	$5,632	$11,656	$10,312

Intuit Q3 Fiscal 2023 Form 10-Q	27

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

You should note that this MD&A contains forward-looking statements that involve risks and uncertainties. Please see the section entitled “Forward-Looking Statements” immediately preceding Part I of this Quarterly Report for important information to consider when evaluating such statements.
You should read this MD&A in conjunction with the financial statements and related notes in Part I, Item 1 of this Quarterly Report and our Annual Report on Form 10-K for the fiscal year ended July 31, 2022.
On November 1, 2021, we acquired all of the outstanding equity of The Rocket Science Group LLC (Mailchimp). Our Mailchimp offerings are part of our Small Business & Self-Employed segment. We have included the results of operations of Mailchimp in our condensed consolidated statements of operations from the date of acquisition.
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

Intuit Q3 Fiscal 2023 Form 10-Q	28

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

Intuit Q3 Fiscal 2023 Form 10-Q	29

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

Intuit Q3 Fiscal 2023 Form 10-Q	30

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
Key highlights for the first nine months of fiscal 2023 include the following:

Revenue of	Small Business & Self-Employed revenue of	Consumer revenue of
$11.7 B	$5.9 B	$4.0 B
up 13% from the same period of fiscal 2022	up 26% from the same period of fiscal 2022	up 6% from same period of fiscal 2022

Operating income of	Net income of	Diluted net income per share of
$3.1 B	$2.3 B	$8.11
up 18% from the same period of fiscal 2022	up 8% from the same period of fiscal 2022	up 8% from the same period of fiscal 2022

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant impact on our net revenue, operating income or loss, and net income or loss, as well as on the value of certain assets and liabilities on our condensed consolidated balance sheets. We believe that the estimates, assumptions and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2022 have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. There were no significant changes in those critical accounting policies and estimates during the first nine months of fiscal 2023. Senior management has reviewed the development and selection of our critical accounting policies and estimates and their disclosure in this Quarterly Report on Form 10-Q with the Audit and Risk Committee of our Board of Directors.

Intuit Q3 Fiscal 2023 Form 10-Q	31

RESULTS OF OPERATIONS

Financial Overview

(Dollars in millions, except per share amounts)	Q3 FY23	Q3 FY22	$ Change	% Change	YTD Q3 FY23	YTD Q3 FY22	$ Change	% Change
Total net revenue	$6,018	$5,632	$386	7%	$11,656	$10,312	$1,344	13%
Operating income	2,778	2,395	383	16%	3,124	2,646	478	18%
Net income	2,087	1,794	293	16%	2,295	2,122	173	8%
Diluted net income per share	$7.38	$6.28	$1.10	18%	$8.11	$7.48	$0.63	8%
Current Fiscal Quarter
Total net revenue for the third quarter of fiscal 2023 increased $386 million or 7% compared with the same quarter of fiscal 2022. Our Small Business & Self-Employed segment revenue increased during the quarter primarily due to growth in our Online Ecosystem revenue. Consumer revenue increased primarily due to a shift in mix to our higher-priced product offerings including our TurboTax Live and Premium offerings, as well as higher effective prices, partially offset by a decrease in total returns. These increases were offset by a decrease in Credit Karma segment revenue primarily due to decreases in our personal loan, home loan, auto loan, and auto insurance verticals. See “Segment Results” later in this Item 2 for more information about the results for all of our reportable segments.
Operating income for the third quarter of fiscal 2023 increased $383 million or 16% compared to the same quarter of fiscal 2022. The increase in operating income was due to the increase in revenue described above and relatively stable expenses. Higher expenses for staffing and share-based compensation were offset by a one-time charge related to a settlement recorded in the previous fiscal year and a decrease in marketing expenses. See "Cost of Revenue" and “Operating Expenses” later in this Item 2 for more information.
Net income for the third quarter of fiscal 2023 increased $293 million or 16% compared with the same quarter of fiscal 2022. The increase in net income was primarily due to the increase in operating income described above, partially offset by increases in tax expense and interest expense. Interest expense increased as a result of higher interest rates on our term loan. Diluted net income per share increased to $7.38 for the third quarter of fiscal 2023 compared to $6.28 for the same quarter of fiscal 2022, in line with the increase in net income.
Fiscal Year to Date
Total net revenue for the first nine months of fiscal 2023 increased $1.3 billion or 13% compared with the same period of fiscal 2022. Our Small Business & Self-Employed segment revenue increased during the period due to growth in our Online Ecosystem revenue. Our fiscal 2022 Online Ecosystem revenue includes Mailchimp revenue from the date of acquisition, which was November 1, 2021, and our fiscal 2023 Online Ecosystem revenue includes Mailchimp revenue for the full reporting period. Revenue for our Consumer segment increased compared to the same period in fiscal 2022 primarily due to a shift in mix to our higher-priced product offerings including our TurboTax Live and Premium offerings, as well as higher effective prices, partially offset by a decrease in total returns. These increases were offset by a decrease in Credit Karma segment revenue primarily due to decreases in our personal loan, home loan, auto loan, and auto insurance verticals. See “Segment Results” later in this Item 2 for more information about the results for all of our reportable segments.
Operating income for the first nine months of fiscal 2023 increased $478 million or 18% compared with the same period of fiscal 2022. The increase in operating income was due to the increase in revenue described above, partially offset by an increase in expenses. Expenses increased primarily due to staffing, share-based compensation, and amortization of other acquired intangible assets, partially offset by a one-time charge related to a settlement recorded in the previous fiscal year and a decrease in marketing expenses. See "Cost of Revenue" and “Operating Expenses” later in this Item 2 for more information.
Net income for the first nine months of fiscal 2023 increased $173 million or 8% compared with the same period of fiscal 2022. The increase in net income was primarily due to the increase in operating income described above, partially offset by increases in tax expense and interest expense. The increase in tax expense is primarily due to the increase in operating income and lower excess tax benefits on share-based compensation for the first nine months of fiscal 2023 compared with the same period of fiscal 2022. Interest expense increased as a result of higher interest rates on our term loan and the term loan was outstanding during the entire nine month period of fiscal 2023, compared to only six months during the nine month period of fiscal 2022. Diluted net income per share increased to $8.11 for the first nine months of fiscal 2023 compared to $7.48 for the same period in fiscal in 2022, in line with the increase in net income.

Intuit Q3 Fiscal 2023 Form 10-Q	32

Segment Results
The information below is organized in accordance with our four reportable segments. See “Executive Overview – About Intuit” earlier in this Item 2 and Note 12 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report for more information. All of our segments operate and sell to customers primarily in the United States. Total international net revenue was approximately 6% and 8% for the three and nine months ended April 30, 2023, respectively. Total international net revenue was approximately 6% and 7% for the three and nine months ended April 30, 2022, respectively.
On November 1, 2021, we acquired Mailchimp in a business combination. Our Mailchimp offerings are part of our Small Business & Self-Employed segment. We have included the results of operations of Mailchimp in our condensed consolidated statements of operations from the date of acquisition.
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
Segment operating income or loss is segment net revenue less segment cost of revenue and operating expenses. See “Executive Overview – Industry Trends and Seasonality” earlier in this Item 2 for a description of the seasonality of our business. We include expenses such as corporate selling and marketing, product development, general and administrative, and non-employment related legal and litigation settlement costs, which are not allocated to specific segments, in unallocated corporate items as part of other corporate expenses. For our Credit Karma reportable segment, segment expenses include all direct expenses related to selling and marketing, product development, and general and administrative. Unallocated corporate items for all segments include share-based compensation, amortization of acquired technology, amortization of other acquired intangible assets, goodwill and intangible asset impairment charges, and professional fees and transaction charges related to business combinations. These unallocated corporate items for all segments totaled $3.6 billion in the first nine months of fiscal 2023 and $3.2 billion in the first nine months of fiscal 2022. Unallocated corporate items increased in the fiscal 2023 period primarily due to increases in share-based compensation expense, corporate selling and marketing expense, and corporate product development, partially offset by a one-time charge related to a settlement recorded in the previous fiscal year. See Note 12 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report for reconciliations of total segment operating income or loss to consolidated operating income or loss for each fiscal period presented.

Intuit Q3 Fiscal 2023 Form 10-Q	33

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
•QuickBooks Point of Sale;
•Financial supplies; and
•Financing for small businesses.
Segment product revenue is primarily derived from revenue related to delivery of software licenses and the related updates, including version protection, for our QuickBooks Desktop subscriptions and desktop payroll offerings which are part of our Desktop Ecosystem. Segment service and other revenue is primarily derived from our Online Ecosystem revenue and revenue from the services and support that are provided as part of our QuickBooks Desktop subscription and desktop payroll offerings, as well as merchant payment processing services.

(Dollars in millions)	Q3 FY23	Q3 FY22	% Change	YTD Q3 FY23	YTD Q3 FY22	% Change
Product revenue	$317	$247	28%	$990	$858	15%
Service and other revenue	1,704	1,420	20%	4,916	3,833	28%
Total segment revenue	$2,021	$1,667	21%	$5,906	$4,691	26%
% of total revenue	34%	30%		51%	45%

Segment operating income	$1,122	$836	34%	$3,322	$2,530	31%
% of related revenue	56%	50%		56%	54%

Intuit Q3 Fiscal 2023 Form 10-Q	34

Revenue classified by significant product and service offerings was as follows:

(Dollars in millions)	Q3 FY23	Q3 FY22	% Change	YTD Q3 FY23	YTD Q3 FY22	% Change
Net revenue:
QuickBooks Online Accounting	$723	$578	25%	$2,087	$1,644	27%
Online Services	745	614	21%	2,121	1,514	40%
Total Online Ecosystem	1,468	1,192	23%	4,208	3,158	33%
QuickBooks Desktop Accounting	280	201	39%	807	637	27%
Desktop Services and Supplies	273	274	—%	891	896	(1)%
Total Desktop Ecosystem	553	475	16%	1,698	1,533	11%
Total Small Business & Self-Employed	$2,021	$1,667	21%	$5,906	$4,691	26%
Revenue for our Small Business & Self-Employed segment increased $354 million or 21% in the third quarter of fiscal 2023 and $1.2 billion or 26% in the first nine months of fiscal 2023 compared with the same periods of fiscal 2022. The increase in both periods was primarily due to growth in Online Ecosystem revenue. Our fiscal 2022 Online Ecosystem revenue includes Mailchimp revenue from the date of acquisition, which was November 1, 2021, and our fiscal 2023 Online Ecosystem revenue includes Mailchimp revenue for the full reporting period.
Online Ecosystem Revenue
Online Ecosystem revenue increased 23% in the third quarter of fiscal 2023 compared with the same period of fiscal 2022. QuickBooks Online Accounting revenue increased 25% in the third quarter of fiscal 2023 primarily due to an increase in customers, higher effective prices, and a shift in mix to our higher-priced offerings. Online Services revenue increased 21% in the third quarter of fiscal 2023 primarily due to an increase in revenue from our Mailchimp, payroll, and payments offerings. Mailchimp revenue increased due to higher effective prices and customer growth. Online payroll revenue increased due to an increase in customers and a shift in mix to higher-end offerings. Online payments revenue increased due to an increase in customers and an increase in total payment volume per customer.
Online Ecosystem revenue increased 33% in the first nine months of fiscal 2023 compared with the same period of fiscal 2022. QuickBooks Online Accounting revenue increased 27% in the first nine months of fiscal 2023 primarily due to an increase in customers, higher effective prices, and a shift in mix to our higher-priced offerings. Online Services revenue increased 40% in the first nine months of fiscal 2023 primarily from higher Mailchimp revenue due to the timing of our acquisition in the second quarter of fiscal 2022 and increases in revenue from our payroll and payments offerings. Online payroll revenue increased due to an increase in customers and a shift in mix to higher-end offerings. Online payments revenue increased due to an increase in customers and an increase in total payment volume per customer.
Desktop Ecosystem Revenue
Desktop Ecosystem revenue increased 16% in the third quarter of fiscal 2023 and 11% in the first nine months of fiscal 2023 compared with the same periods of fiscal 2022. The increase was primarily due to growth in our QuickBooks Desktop and Enterprise subscription offerings. In the first quarter of fiscal 2022, we discontinued our QuickBooks Desktop packaged software products and now sell only on a subscription basis.
Small Business & Self-Employed segment operating income increased $286 million or 34% in the third quarter of fiscal 2023 and $792 million or 31% in the first nine months of fiscal 2023 compared with the same periods of fiscal 2022, primarily due to the increases in revenue described above, which were partially offset by higher staffing expenses, sales related expenses, and outside services expenses.

Intuit Q3 Fiscal 2023 Form 10-Q	35

Consumer

Consumer segment product revenue is derived primarily from TurboTax desktop tax return preparation software and related form updates.
Consumer segment service and other revenue is derived primarily from TurboTax Online and TurboTax Live offerings, electronic tax filing services and connected services.

(Dollars in millions)	Q3 FY23	Q3 FY22	% Change	YTD Q3 FY23	YTD Q3 FY22	% Change
Product revenue	$104	$131	(21)%	$205	$203	1%
Service and other revenue	3,237	3,108	4%	3,802	3,567	7%
Total segment revenue	$3,341	$3,239	3%	$4,007	$3,770	6%
% of total revenue	55%	57%		34%	37%

Segment operating income	$2,531	$2,447	3%	$2,719	$2,489	9%
% of related revenue	76%	76%		68%	66%
Revenue for our Consumer segment increased $237 million or 6% in the first nine months of fiscal 2023 compared with the same period of fiscal 2022, primarily due to a shift in mix to our higher-priced product offerings including our TurboTax Live and Premium offerings, as well as higher effective prices, partially offset by a decrease in total returns.
Consumer segment operating income increased $230 million or 9% in the first nine months of fiscal 2023 compared with the same period of fiscal 2022, primarily due to the increase in revenue described above and relatively stable expenses. Higher selling expenses were offset by lower marketing expenses.
Effective August 1, 2022, our Mint offering is part of our Credit Karma segment.

Intuit Q3 Fiscal 2023 Form 10-Q	36

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

(Dollars in millions)	Q3 FY23	Q3 FY22	% Change	YTD Q3 FY23	YTD Q3 FY22	% Change
Product revenue	$—	$—	N/A	$—	$—	N/A
Service and other revenue	410	468	(12)%	1,210	1,330	(9)%
Total segment revenue	$410	$468	(12)%	$1,210	$1,330	(9)%
% of total revenue	7%	8%		10%	13%

Segment operating income	$111	$104	7%	$301	$414	(27)%
% of related revenue	27%	22%		25%	31%

Revenue for our Credit Karma segment decreased $58 million or 12% in the third quarter of fiscal 2023 and $120 million or 9% in the first nine months of fiscal 2023 compared to the same periods of fiscal 2022, primarily due to decreases in our personal loan, home loan, auto loan, and auto insurance verticals, partially offset by an increase in our credit card vertical. Economic uncertainty and rising interest rates continue to influence the lending behaviors of our partners.
Credit Karma segment operating income increased $7 million or 7% in the third quarter of fiscal 2023 and decreased $113 million or 27% in the first nine months of fiscal 2023 compared to the same periods of fiscal 2022 primarily due to the decrease in revenue described above and lower expenses. Lower marketing expenses were partially offset by higher staffing expenses.
Effective August 1, 2022, our Mint offering is part of our Credit Karma segment.

Intuit Q3 Fiscal 2023 Form 10-Q	37

ProTax

ProTax segment product revenue is derived primarily from Lacerte, ProSeries, and ProFile desktop tax preparation software products and related form updates.
ProTax segment service and other revenue is derived primarily from ProTax Online tax products, electronic tax filing service, connected services and bank products.

(Dollars in millions)	Q3 FY23	Q3 FY22	% Change	YTD Q3 FY23	YTD Q3 FY22	% Change
Product revenue	$162	$176	(8)%	$422	$415	2%
Service and other revenue	84	82	2%	111	106	5%
Total segment revenue	$246	$258	(5)%	$533	$521	2%
% of total revenue	4%	5%		5%	5%

Segment operating income	$203	$213	(5)%	$408	$397	3%
% of related revenue	83%	83%		77%	76%

Revenue for our ProTax segment increased $12 million or 2% in the first nine months of fiscal 2023 compared with the same period of fiscal 2022, primarily due to a shift in mix to higher-value customers, as well as higher effective prices.
ProTax segment operating income increased 3% in the first nine months of fiscal 2023 compared with the same period of fiscal 2022 primarily due to the increase in revenue described above and relatively stable expenses.

Intuit Q3 Fiscal 2023 Form 10-Q	38

Cost of Revenue

(Dollars in millions)	Q3 FY23	% of Related Revenue	Q3 FY22	% of Related Revenue	YTD Q3 FY23	% of Related Revenue	YTD Q3 FY22	% of Related Revenue
Cost of product revenue	$17	3%	$18	3%	$55	3%	$53	4%
Cost of service and other revenue	924	17%	764	15%	2,253	22%	1,654	19%
Amortization of acquired technology	40	n/a	42	n/a	122	n/a	99	n/a
Total cost of revenue	$981	16%	$824	15%	$2,430	21%	$1,806	18%
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
Cost of product revenue as a percentage of product revenue was relatively consistent in the third quarter and first nine months of fiscal 2023 compared with the same periods of fiscal 2022. Costs of product revenue are expensed as incurred, and we do not defer any of these costs when product revenue is deferred.
Cost of service and other revenue as a percentage of service and other revenue increased in both the third quarter and first nine months of fiscal 2023 compared with the same periods of fiscal 2022. The increase is primarily due to an increase in share-based compensation expense and the decrease in revenue for Credit Karma described above.

Operating Expenses

(Dollars in millions)	Q3 FY23	% of Total Net Revenue	Q3 FY22	% of Total Net Revenue	YTD Q3 FY23	% of Total Net Revenue	YTD Q3 FY22	% of Total Net Revenue
Selling and marketing	$1,203	20%	$1,227	22%	$2,922	26%	$2,719	26%
Research and development	604	10%	600	11%	1,859	16%	1,720	17%
General and administrative	332	6%	465	8%	959	8%	1,126	11%
Amortization of other acquired intangible assets	120	2%	121	2%	362	3%	295	3%
Total operating expenses	$2,259	38%	$2,413	43%	$6,102	52%	$5,860	57%
Current Fiscal Quarter
Total operating expenses as a percentage of total net revenue decreased in the third quarter of fiscal 2023 compared to the same period of fiscal 2022. Total net revenue for the third quarter of fiscal 2023 increased $386 million or 7% while total operating expenses for the quarter decreased $154 million or 6%. The decrease in total operating expenses was primarily due to decreases of $141 million for a one-time charge related to a settlement recorded in the previous fiscal year and $73 million for marketing, which were partially offset by an increase of $77 million for staffing due to higher headcount.
Fiscal Year to Date
Total operating expenses as a percentage of total net revenue decreased in the first nine months of fiscal 2023 compared to the same period of fiscal 2022. Total net revenue for the first nine months of fiscal 2023 increased $1.3 billion or 13% while total operating expenses for the period increased $242 million or 4%. The increase in total operating expenses was primarily due to increases of $308 million for staffing due to higher headcount, $116 million for share-based compensation, and $67 million for amortization of other acquired intangible assets, which were partially offset by decreases of $141 million for a one-time charge related to a settlement recorded in the previous fiscal year and $77 million for marketing.

Non-Operating Income and Expenses
Interest Expense
Interest expense of $180 million for the first nine months of fiscal 2023 consisted primarily of interest on our unsecured term loan, senior unsecured notes, and secured revolving credit facilities. Interest expense of $49 million for the first nine months of

Intuit Q3 Fiscal 2023 Form 10-Q	39

fiscal 2022 consisted primarily of interest on our senior unsecured notes, unsecured term loan, and secured revolving credit facility. Interest expense for the first nine months of fiscal 2023 increased compared to the same period of fiscal 2022, primarily due to higher interest rates on our term loan and the term loan was outstanding during the entire nine month period of fiscal 2023, compared to only six months during the nine month period of fiscal 2022.
Interest and Other Income, Net

(In millions)	Q3 FY23	Q3 FY22	YTD Q3 FY23	YTD Q3 FY22
Interest income (1)	$28	$2	$57	$7
Net gain (loss) on executive deferred compensation plan assets (2)	1	(11)	2	(11)
Other (3)	(7)	8	(9)	48
Total interest and other income (loss), net	$22	$(1)	$50	$44
(1)    Interest income in the third quarter and first nine months of fiscal 2023 increased compared to the same periods of fiscal 2022 primarily due to higher average invested balances and higher average interest rates.
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
(3)    In each of the three and nine months ended April 30, 2023, we recorded $6 million of losses on other long-term investments. In the three and nine months ended April 30, 2022, we recorded $8 million and $47 million of net gains on other long-term investments, respectively.
Income Taxes
We compute our provision for or benefit from income taxes by applying the estimated annual effective tax rate to income or loss from recurring operations and adding the effects of any discrete income tax items specific to the period.
For the three and nine months ended April 30, 2023, we recognized excess tax benefits on share-based compensation of $17 million and $15 million, respectively, in our provision for income taxes. For the three and nine months ended April 30, 2022, we recognized excess tax benefits on share-based compensation of $26 million and $135 million, respectively, in our provision for income taxes.
Our effective tax rates for the three and nine months ended April 30, 2023 were approximately 24% and 23%, respectively. Excluding discrete tax items primarily related to share-based compensation tax benefits, including those mentioned above, our effective tax rate for both periods was approximately 24%. The difference from the federal statutory rate of 21% was primarily due to state income taxes and non-deductible share-based compensation, which were partially offset by the tax benefit we received from the federal research and experimentation credit.
Our effective tax rates for the three and nine months ended April 30, 2022 were approximately 24% and 20%, respectively. Excluding discrete tax items primarily related to share-based compensation tax benefits, including those mentioned above, our effective tax rate for both periods was approximately 26%. The difference from the federal statutory rate of 21% was primarily due to state income taxes and non-deductible share-based compensation, which were partially offset by the tax benefit we received from the federal research and experimentation credit.
Under the 2017 Tax Cuts & Jobs Act, research and development costs are no longer fully deductible and are required to be capitalized and amortized for U.S. tax purposes effective August 1, 2022. Due to the delay in deductibility of research and development costs resulting from the mandatory capitalization provision, we expect our deferred tax assets and cash tax payments related to fiscal 2023 to increase significantly.
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

LIQUIDITY AND CAPITAL RESOURCES

Overview
At April 30, 2023, our cash, cash equivalents, and investments totaled $4.3 billion, an increase of $987 million from July 31, 2022 due to the factors discussed under “Statements of Cash Flows” below. Our primary sources of liquidity have been cash from operations, which entails the collection of accounts receivable for products and services, the issuance of senior unsecured

Intuit Q3 Fiscal 2023 Form 10-Q	40

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
The following table summarizes selected measures of our liquidity and capital resources at the dates indicated:

(Dollars in millions)	April 30, 2023	July 31, 2022	$ Change	% Change
Cash, cash equivalents, and investments	$4,268	$3,281	$987	30%
Long-term investments	$102	$98	$4	4%
Short-term debt	$501	$499	$2	—%
Long-term debt	$6,109	$6,415	$(306)	(5)%
Working capital	$2,234	$1,417	$817	58%
Ratio of current assets to current liabilities	1.5 : 1	1.4 : 1
We have historically generated significant cash from operations and we expect to continue to do so in the future. Our cash, cash equivalents, and investments totaled $4.3 billion at April 30, 2023. None of those funds were restricted and approximately 89% of those funds were located in the U.S.
On November 1, 2021, we terminated our amended and restated credit agreement dated May 2, 2019 and entered into a credit agreement with certain institutional lenders with an aggregate principal amount of $5.7 billion, which includes a $4.7 billion unsecured term loan that matures on November 1, 2024, and a $1 billion unsecured revolving credit facility that matures on November 1, 2026. On November 1, 2021, we borrowed the full $4.7 billion under the unsecured term loan to fund a portion of the cash consideration for the acquisition of Mailchimp. At April 30, 2023, $4.2 billion was outstanding under the term loan. See Note 6 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report for more information.
Our secured revolving credit facilities are available to fund a portion of our loans to qualified small businesses. At April 30, 2023, $421 million was outstanding under both secured revolving credit facilities.
Under the 2017 Tax Cuts & Jobs Act, research and development costs are no longer fully deductible and are required to be capitalized and amortized for U.S. tax purposes effective August 1, 2022. We expect the mandatory capitalization requirement to significantly increase our cash tax payments related to fiscal 2023. The recent IRS disaster-area tax relief allows for the deferral of payments of the remaining fiscal 2023 federal estimated taxes to the first quarter of fiscal 2024. We expect to pay approximately $700 million related to this deferral during the first quarter of fiscal 2024.
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

Intuit Q3 Fiscal 2023 Form 10-Q	41

Statements of Cash Flows
The following table summarizes selected items from our condensed consolidated statements of cash flows for the first nine months of fiscal 2023 and fiscal 2022. See the financial statements in Part I, Item 1 of this Quarterly Report for complete condensed consolidated statements of cash flows for those periods.

	Nine Months Ended
(Dollars in millions)	April 30, 2023	April 30, 2022	$ Change
Net cash provided by (used in):
Operating activities	$4,204	$3,550	$654
Investing activities	(549)	(5,110)	4,561
Financing activities	(2,904)	2,629	(5,533)
Effect of exchange rates on cash, cash equivalents, restricted cash, and restricted cash equivalents	2	(18)	20
Net increase in cash, cash equivalents, restricted cash, and restricted cash equivalents	$753	$1,051	$(298)

Our primary sources and uses of cash were as follows:
Nine Months Ended
April 30, 2023	April 30, 2022
 Sources of cash:

• Operations
• Proceeds from secured revolving credit facilities
• Issuance of common stock under employee stock plans

 Uses of cash:

• Repurchases of shares of our common stock
• Payment of cash dividends and dividend rights
• Repayments on unsecured term loan and secured revolving credit facilities
• Payment of accrued bonuses for fiscal 2022
• Net originations of term loans to small businesses and purchases of participating interests in loans to consumers
• Capital expenditures
• Net purchases of corporate and customer fund investments

 Sources of cash:

• Proceeds from unsecured term loan and secured revolving credit facility
• Operations
• Net sales and maturities of corporate and customer fund investments
• Issuance of common stock under employee stock plans

 Uses of cash:
• Acquisitions of businesses
• Repurchases of shares of our common stock
• Payment of cash dividends and dividend rights
• Payment of accrued bonuses for fiscal 2021
• Capital expenditures
• Net originations of term loans to small businesses

Stock Repurchase Programs, Treasury Shares, and Dividends on Common Stock
As described in Note 10 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report, during the first nine months of fiscal 2023, we repurchased 3.7 million shares of our common stock under repurchase programs that our Board of Directors has authorized. On August 19, 2022, our Board approved an increase in the authorization under the existing stock repurchase program under which we are authorized to repurchase up to an additional $2 billion of our common stock. At April 30, 2023, we had authorization from our Board of Directors for up to $2.0 billion for stock repurchases. We currently expect to continue repurchasing our common stock on a quarterly basis; however, future stock repurchases under the current program are at the discretion of management, and authorization of future stock repurchase programs is subject to the final determination of our Board of Directors.
We have continued to pay quarterly cash dividends on shares of our outstanding common stock. During the nine months ended April 30, 2023, we declared quarterly cash dividends that totaled $2.34 per share of outstanding common stock for a total of $676 million. In May 2023, our Board of Directors declared a quarterly cash dividend of $0.78 per share of outstanding common stock payable on July 18, 2023 to stockholders of record at the close of business on July 10, 2023. We currently expect to continue paying comparable cash dividends on a quarterly basis. However, future declarations of dividends and the establishment of future record dates and payment dates are subject to the final determination of our Board of Directors.

Intuit Q3 Fiscal 2023 Form 10-Q	42

Commitments for Senior Unsecured Notes
In June 2020, we issued $2 billion of senior unsecured notes comprised of the following:
•$500 million of 0.650% notes due July 2023;
•$500 million of 0.950% notes due July 2025;
•$500 million of 1.350% notes due July 2027; and
•$500 million of 1.650% notes due July 2030 (together, the Notes).
Interest is payable semiannually on January 15 and July 15 of each year. At April 30, 2023, our maximum commitment for interest payments under the Notes was $106 million through the maturity dates.
The Notes are senior unsecured obligations of Intuit and rank equally with all existing and future unsecured and unsubordinated indebtedness of Intuit and are redeemable by us at any time, subject to a make-whole premium. Upon the occurrence of change of control transactions that are accompanied by certain downgrades in the credit ratings of the Notes, we will be required to repurchase the Notes at a repurchase price equal to 101% of the aggregate outstanding principal plus any accrued and unpaid interest to but not including the date of repurchase. The indenture governing the Notes requires us to comply with certain covenants. For example, the Notes limit our ability to create certain liens and enter into sale and leaseback transactions. As of April 30, 2023, we were compliant with all covenants governing the Notes. See Note 6 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report for more information.

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
Under the 2021 Credit Facility, we may increase commitments under the unsecured revolving credit facility in an amount not to exceed $250 million in the aggregate and may extend the maturity date up to two times, subject to customary conditions including lender approval. Advances under the unsecured revolving credit facility accrue interest at rates that are equal to, at our election, either (i) the alternate base rate plus a margin that ranges from 0.0% to 0.1%, or (ii) the Secured Overnight Finance Rate (SOFR) plus a margin that ranges from 0.69% to 1.1%. Actual margins under either election will be based on our senior debt credit ratings. At April 30, 2023, no amounts were outstanding under the unsecured revolving credit facility. We monitor counterparty risk associated with the institutional lenders that are providing the credit facility.
On November 1, 2021, we borrowed the full $4.7 billion under the unsecured term loan to fund a portion of the cash consideration for the acquisition of Mailchimp. Under this agreement, we may, subject to certain customary conditions, on one or more occasions increase commitments under the term loan in an amount not to exceed $400 million in the aggregate. The term loan accrues interest at rates that are equal to, at our election, either (i) the alternate base rate plus a margin that ranges from 0.0% to 0.125%, or (ii) SOFR plus a margin that range from 0.625% to 1.125%. Actual margins under either election will be based on our senior debt credit ratings. At April 30, 2023, $4.2 billion was outstanding under the term loan.
The 2021 Credit Facility includes customary affirmative and negative covenants, including financial covenants that require us to maintain a ratio of total gross debt to annual earnings before interest, taxes, depreciation and amortization (EBITDA) of not greater than 3.25 to 1.00 and a ratio of annual EBITDA to annual interest expense of not less than 3.00 to 1.00 as of the last day of each fiscal quarter. As of April 30, 2023, we were compliant with all required covenants.
Secured Revolving Credit Facilities
On February 19, 2019, a subsidiary of Intuit entered into a secured revolving credit facility with a lender to fund a portion of our loans to qualified small businesses (the 2019 Secured Facility). The 2019 Secured Facility is secured by cash and receivables of the subsidiary and is non-recourse to Intuit Inc. We have entered into several amendments to this facility, most recently on May 9, 2023. These amendments primarily increase the facility limit, extend the commitment term and maturity date, and update the benchmark interest rate. Under the amended 2019 Secured Facility, the facility limit is $500 million, of which $300 million is committed and $200 million is uncommitted. Advances accrue interest at adjusted daily simple SOFR plus 1.5%. Unused portions of the committed credit facility accrue interest at a rate ranging from 0.25% to 0.75%, depending on the total unused committed balance. The commitment term is through July 18, 2025, and the final maturity date is July 20, 2026. The agreement includes certain affirmative and negative covenants, including financial covenants that require the subsidiary to maintain specified financial ratios. As of April 30, 2023, we were compliant with all required covenants. At April 30, 2023, $301 million was outstanding under the 2019 Secured Facility and the weighted-average interest rate was 6.41%. The outstanding balance is secured by cash and receivables of the subsidiary totaling $866 million.

Intuit Q3 Fiscal 2023 Form 10-Q	43

On October 12, 2022, another subsidiary of Intuit entered into a secured revolving credit facility with a lender to fund a portion of our loans to qualified small businesses (the 2022 Secured Facility). The 2022 Secured Facility is secured by cash and receivables of the subsidiary and is non-recourse to Intuit Inc. Under the agreement, the facility limit is $500 million, of which $150 million is committed and $350 million is uncommitted. Advances accrue interest at SOFR plus 1.3%. Unused portions of the committed credit facility accrue interest at a rate ranging from 0.2% to 0.4%, depending on the total unused committed balance. The commitment term is through October 12, 2024, and the final maturity date is October 13, 2025. The agreement includes certain affirmative and negative covenants, including financial covenants that require the subsidiary to maintain specified financial ratios. As of April 30, 2023, we were compliant with all required covenants. At April 30, 2023, $120 million was outstanding under the 2022 Secured Facility and the weighted-average interest rate was 6.16%, which includes the interest on the unused committed portion. The outstanding balance is secured by cash and receivables of the subsidiary totaling $338 million.

Cash Held by Foreign Subsidiaries
Our cash, cash equivalents, and investments totaled $4.3 billion at April 30, 2023. Approximately 11% of those funds were held by our foreign subsidiaries and subject to repatriation tax considerations. These foreign funds were located primarily in the United Kingdom, India, and Canada. We do not expect to pay incremental U.S. taxes on repatriation. We have recorded income tax expense for Canada, India, and Israel withholding taxes on earnings that are not permanently reinvested. In the event that funds from foreign operations are repatriated to the United States, we would pay withholding taxes at that time.

Intuit Q3 Fiscal 2023 Form 10-Q	44

Contractual Obligations
We presented our contractual obligations at July 31, 2022 in our Annual Report on Form 10-K for the fiscal year then ended. There were no material changes outside the ordinary course of business to our contractual obligations during the nine months ended April 30, 2023.
Recent Accounting Pronouncements
For a description of recent accounting pronouncements, if any, and the potential impact of these pronouncements on our condensed consolidated financial statements, see Note 1 to the financial statements in Part I, Item 1 of this Quarterly Report.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes to our quantitative and qualitative disclosures about market risk during the nine months ended April 30, 2023. See Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended July 31, 2022 for a detailed discussion of our market risks.

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

Intuit Q3 Fiscal 2023 Form 10-Q	45

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS
See Note 11 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a description of legal proceedings.

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
Our consumer tax business also faces significant potential competition from the public sector, where we face the risk of federal and state taxing authorities proposing revenue raising strategies that involve developing and providing government tax software or other government return preparation systems at public expense. These or similar programs may be introduced or expanded in the future, which may change the voluntary compliance tax system in ways that could cause us to lose customers and revenue. The IRS Free File Program is currently the sole means by which the IRS offers tax software directly to taxpayers and its continuation depends on a number of factors, including continued broad public awareness of and access to the free program and continued private industry donations, as well as continued government support. The Free File Program operates under an agreement that is scheduled to expire in October 2025. In May 2023, the IRS announced a plan to begin a pilot project for the 2024 filing season to assess customer support and technology needs of a direct online tax filing system and the IRS’s ability to overcome the potential operational challenges of such a system. Through this or other programs, the federal government could become a publicly funded direct competitor of the U.S. tax services industry and of Intuit. Government funded services that curtail or eliminate the role of taxpayers in preparing their own taxes could potentially have material and adverse revenue implications on us.
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

Intuit Q3 Fiscal 2023 Form 10-Q	46

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

Intuit Q3 Fiscal 2023 Form 10-Q	47

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
•inability to reduce fixed costs previously associated with the divested assets or business;
•challenges in collecting the proceeds from any divestiture;
•disruption of our ongoing business and distraction of management;

Intuit Q3 Fiscal 2023 Form 10-Q	48

•loss of key employees who leave us as a result of a divestiture; and
•if customers or partners of the divested business do not receive the same level of service from the new owners, our other businesses may be adversely affected, to the extent that these customers or partners also purchase other products offered by us or otherwise conduct business with our retained business.
In addition, any acquisition or divestiture that we announce may not be completed if closing conditions are not satisfied. Because acquisitions and divestitures are inherently risky, our transactions may not be successful and may, in some cases, harm our operating results or financial condition. In particular, if we are unable to successfully operate together with any company that we acquire to achieve shared growth opportunities or combine reporting or other processes within the expected time frame or at all, there may be a material and adverse effect on the benefits that we expect to achieve as a result of the acquisition, and we could experience additional costs or loss of revenue. Moreover, adverse changes in market conditions and other factors, including those listed above, may cause an acquisition to be dilutive to Intuit’s operating earnings per share for a period of time. Any dilution of our non-GAAP diluted earnings per share could cause the price of shares of Intuit Common Stock to decline or grow at a reduced rate.
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
Further, the security measures that we implement may not be able to prevent unauthorized access to our products and our customers’ account data. While we require annual security training for our workforce, malicious third parties have in the past, and may in the future, be able to fraudulently induce members of our workforce, customers or users by social engineering means, such as email phishing, to disclose sensitive information in order to gain access to our systems. It is also possible that unauthorized access to or disclosure of customer data may occur due to inadequate use of security controls by our customers or our workforce. Accounts created with weak or recycled passwords could allow cyber-attackers to gain access to customer data. Unauthorized persons could gain access to customer accounts if customers do not maintain effective access controls of their systems and software. In addition, we have and will continue to experience new and more frequent attempts by malicious third parties to fraudulently gain access to our systems, such as through increased email phishing of our workforce.
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

Intuit Q3 Fiscal 2023 Form 10-Q	49

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

Intuit Q3 Fiscal 2023 Form 10-Q	50

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
Our tax businesses must effectively handle extremely heavy customer demand during critical peak periods. We face significant risks in maintaining adequate service levels during these peak periods when we have historically derived a substantial portion of our overall revenue from the tax businesses. Any interruptions in our online tax preparation or electronic filing service at any time during the tax season, particularly during a peak period, could result in significantly decreased revenue, lost customers, unexpected refunds of customer charges, negative publicity and increased operating costs, any of which could significantly harm our business, financial condition and results of operations.
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

Intuit Q3 Fiscal 2023 Form 10-Q	51

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
Additionally, the business operations of our third-party partners and the third-party partners who support them have been and could continue to be disrupted by the effects of uncertain macroeconomic environment and global events. If our third-party partners are unable to help us operate our business, our business and financial results may be negatively impacted. The failure of third parties to provide acceptable and high quality products, services and technologies or to update their products, services and technologies may result in a disruption to our business operations and our customers, which may reduce our revenues and profits, cause us to lose customers and damage our reputation. Alternative arrangements and services may not be available to us on commercially reasonable terms or at all, or we may experience business interruptions upon a transition to an alternative partner.
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
In particular, we have relationships with banks, credit unions and other financial institutions that support certain critical services we offer to our customers. If macroeconomic conditions or other factors cause any of these institutions to fail, consolidate, stop providing certain services or institute cost-cutting efforts, our business and financial results may suffer and we may be unable to offer those services to our customers. For example, if one of the counterparty financial institutions with whom we have significant deposits were to become insolvent, placed into receivership, or file for bankruptcy, our ability to recover our assets from such counterparty may be limited, which could negatively impact our results of operations and financial condition.
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

Intuit Q3 Fiscal 2023 Form 10-Q	52

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
These and other potential negative impacts relating to the COVID-19 pandemic are described further in these risk factors.
If we experience significant product accuracy or quality problems or delays in product launches, it may harm our revenue, earnings and reputation.
Our customers rely on the accuracy of our offerings. All of our tax products and many of our non-tax products have rigid development timetables that increase the risk of errors in our products and the risk of launch delays. Our tax preparation software product development cycle is particularly challenging due to the need to incorporate unpredictable and potentially late tax law and tax form changes each year and because our customers expect high levels of accuracy and a timely launch of these products to prepare and file their taxes by the tax filing deadline. Due to the complexity of our products and the condensed development cycles under which we operate, our products may contain errors that could unexpectedly interfere with the operation of the software or result in incorrect calculations. The complexity of the tax laws on which our products are based may also make it difficult for us to consistently deliver offerings that contain the features, functionality and level of accuracy that our customers expect. When we encounter problems, we may be required to modify our code, work with state tax administrators to communicate with affected customers, assist customers with amendments, distribute patches to customers who have already purchased the product and recall or repackage existing product inventory in our distribution channels. If we encounter development challenges or discover errors in our products either late in our development cycle or after release, it may cause us to delay our product launch date or suspend product availability until such issues can be fixed. Any major defects, launch delays or product suspensions may lead to loss of customers and revenue, negative publicity, customer and employee dissatisfaction, reduced retailer shelf space and promotions, and increased operating expenses, such as inventory replacement costs, legal fees or other payments, including those resulting from our accuracy guarantee in our tax preparation products. For example, an error in our tax products could cause a compliance error for taxpayers, including the over or underpayment of their federal or state tax liability. While our accuracy guarantee commits us to reimburse penalties and interest paid by customers due solely to calculation errors in our tax preparation products, such errors may result in additional burdens on third parties that we may need to address or that may cause us to suspend the availability of our products until such errors are addressed. This could also affect our reputation, the willingness of customers to use our products, and our financial results. Further, as we develop our platform to connect people to experts, such as connecting TurboTax customers with tax experts through our TurboTax Live offering, or connecting QuickBooks customers with bookkeepers through our QuickBooks Live offering, we face the risk that these experts may provide advice that is erroneous, ineffective or otherwise unsuitable. Any such deficiency in the advice given by these experts may cause harm to our customers,

Intuit Q3 Fiscal 2023 Form 10-Q	53

a loss of customer confidence in our offerings or harm to our reputation or financial results. Moreover, as we continue to incorporate emerging technologies, like AI and blockchain, into our offerings, they may not function as designed or have unintended consequences, any of which could subject us to new or enhanced competitive harm, legal liability, regulatory scrutiny or reputational harm.
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

Intuit Q3 Fiscal 2023 Form 10-Q	54

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

Intuit Q3 Fiscal 2023 Form 10-Q	55

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
If actual customer refunds for our offerings exceed the amount we have reserved, our future financial results may be harmed.
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

Intuit Q3 Fiscal 2023 Form 10-Q	56

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
Adverse macroeconomic conditions, and perceptions or expectations about current or future conditions, such as inflation, slowing growth, rising interest rates, rising unemployment and recession, could negatively affect our business and financial condition. These macroeconomic conditions or global events, such as political instability and war, have caused, and could, in the future, cause disruptions and volatility in global financial markets, increased rates of default and bankruptcy, decreases in consumer and small business spending and other unforeseen consequences. It is difficult to predict the impact of such events on our partners, customers, members, or economic markets more broadly, which have been and will continue to be highly dependent upon the actions of governments and businesses in response to macroeconomic events, and the effectiveness of those actions. For example, in response to increasing inflation, the U.S. Federal Reserve has continuously raised interest rates since 2022 and signaled it expects additional rate increases in the future. Additionally, adverse developments that affect financial institutions could lead to liquidity challenges and further instability in the financial markets. Moreover, because the majority of our revenue is derived from sales within the U.S., economic conditions in the U.S. have an even greater impact on us than companies with a more diverse international presence. Macroeconomic conditions, and perceptions or expectations about current or future conditions, could cause potential new customers not to purchase or to delay purchasing our products and services, and could cause our existing customers to discontinue purchasing or delay upgrades of our existing products and services. In addition, financial institution partners have decreased or suspended their activity on Credit Karma’s platform and may continue to do so, and increased interest rates may make offers from Credit Karma’s financial institution partners less attractive to Credit Karma's members. Members may decrease their engagement on the platform or their creditworthiness could be negatively impacted, reducing members' ability to qualify for credit cards and loans. Decreased consumer spending levels could also reduce payment processing volumes causing reductions in our payments revenue. High unemployment has caused, and could in the future cause, a significant decrease in the number of tax returns filed, which may have a significant effect on the number of tax returns we prepare and file. In addition, weakness in the end-user consumer and small business markets could negatively affect the cash flow of our distributors and resellers who could, in turn, delay paying their obligations to us, which could increase our credit risk exposure and cause delays in our recognition of revenue or future sales to these customers. Adverse economic conditions may also increase the costs of operating our business, including vendor, supplier and workforce expenses. Any of the foregoing could harm our business and negatively impact our future financial results.
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

Intuit Q3 Fiscal 2023 Form 10-Q	57

Amortization of acquired intangible assets and impairment charges may cause significant fluctuation in our net income.
Our acquisitions have resulted in significant expenses, including amortization and impairment of acquired technology and other acquired intangible assets, and impairment of goodwill. Total costs and expenses in these categories were $556 million in fiscal 2022; $196 million in fiscal 2021; and $28 million in fiscal 2020. Although under current accounting rules goodwill is not amortized, we may incur impairment charges related to the goodwill already recorded and to goodwill arising out of future acquisitions. We test the impairment of goodwill annually in our fourth fiscal quarter or more frequently if indicators of impairment arise. The timing of the formal annual test may result in charges to our statement of operations in our fourth fiscal quarter that may not have been reasonably foreseen in prior periods. At April 30, 2023, we had $13.8 billion in goodwill and $6.6 billion in net acquired intangible assets on our condensed consolidated balance sheet, both of which may be subject to impairment charges in the future. New acquisitions, and any impairment of the value of acquired intangible assets, may have a significant negative impact on our future financial results.
We have incurred indebtedness and may incur other debt in the future, which may adversely affect our financial condition and future financial results.
As of April 30, 2023, we had an aggregate of $6.6 billion of indebtedness outstanding under our senior unsecured notes, senior unsecured credit facility, and secured credit facilities. Under the agreements governing our indebtedness, we are permitted to incur additional debt. This debt, and any debt that we may incur in the future, may adversely affect our financial condition and future financial results by, among other things:
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

Intuit Q3 Fiscal 2023 Form 10-Q	58

Our stock price may be volatile and your investment could lose value.
Our stock price is subject to changes in recommendations or earnings estimates by financial analysts, changes in investors’ or analysts’ valuation measures for our stock, our credit ratings and market trends unrelated to our performance. Furthermore, speculation in the press or investment community about our strategic position, financial condition, results of operations, business, security of our products, or legal proceedings can cause changes in our stock price. These factors, as well as general economic and political conditions, including the effects of a general slowdown in the global economy, inflationary pressures, the COVID-19 pandemic, the Russia-Ukraine war, and the timing of announcements in the public market regarding new products, product enhancements or technological advances by our competitors or us, and any announcements by us of acquisitions, major transactions, or management changes may adversely affect our stock price. Moreover, inflationary pressures, the COVID-19 pandemic and the Russia-Ukraine war have caused significant volatility in the global financial markets, which has resulted in significant volatility in our stock price recently. Further, any changes in the amounts or frequency of share repurchases or dividends may also adversely affect our stock price. A significant drop in our stock price could expose us to the risk of securities class actions lawsuits, which may result in substantial costs and divert management’s attention and resources, which may adversely affect our business.

Intuit Q3 Fiscal 2023 Form 10-Q	59

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Stock repurchase activity during the three months ended April 30, 2023 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans
February 1, 2023 through February 28, 2023	293,191	$416.11	293,191	$2,372,550,500
March 1, 2023 through March 31, 2023	483,941	$414.52	483,941	$2,171,948,926
April 1, 2023 through April 30, 2023	366,577	$437.57	366,577	$2,011,546,921
Total	1,143,709	$422.31	1,143,709
Note: On August 20, 2021, our Board approved an increased authorization under our existing stock repurchase program to purchase up to an additional $2 billion of our common stock. On August 19, 2022, our Board approved an additional increase in the authorization under the existing stock repurchase program under which we are authorized to repurchase up to an additional $2 billion of our common stock. All of the shares repurchased during the three months ended April 30, 2023 were purchased under these plans. At April 30, 2023, we had authorization from our Board of Directors for up to $2.0 billion in stock repurchases.

ITEM 6 - EXHIBITS
See the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q.

Intuit Q3 Fiscal 2023 Form 10-Q	60

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTUIT INC. (Registrant)
Date:	May 23, 2023	By:	/s/ MICHELLE M. CLATTERBUCK
Michelle M. Clatterbuck
Executive Vice President and Chief Financial Officer (Authorized Officer and Principal Financial Officer)

Intuit Q3 Fiscal 2023 Form 10-Q	61

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference

10.01+	Transition Agreement between Intuit Inc. and Michelle M. Clatterbuck, dated February 17, 2023	X

10.02+	Letter regarding Terms of Employment by and between Intuit Inc. and Sandeep Aujla, dated February 17, 2023 and effective August 1, 2023	X

31.01	Certification of Chief Executive Officer	X

31.02	Certification of Chief Financial Officer	X

32.01*	Section 1350 Certification (Chief Executive Officer)	X

32.02*	Section 1350 Certification (Chief Financial Officer)	X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X

101.SCH	XBRL Taxonomy Extension Schema	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X
________________________________

+	Indicates a management contract or compensatory plan or arrangement.
*	This exhibit is intended to be furnished and shall not be deemed “filed” for purposes of the Securities Exchange Act of 1934, as amended.

Intuit Q3 Fiscal 2023 Form 10-Q	62