Form 10-K
period 2023-07-31
INTUIT INC.
filed 2023-09-01
CIK 896878

Tables of Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________

FORM 10-K

☑	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended July 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of Intuit Inc. outstanding common stock held by non-affiliates of Intuit as of January 31, 2023, the last business day of our most recently completed second fiscal quarter, based on the closing price of $422.67 reported by the Nasdaq Global Select Market on that date, was $115.5 billion.

There were 280,259,493 shares of Intuit voting common stock outstanding as of August 25, 2023.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its Annual Meeting of Stockholders to be held on January 18, 2024 are incorporated by reference in Part III of this Annual Report on Form 10-K.

Tables of Contents

INTUIT INC. FISCAL 2023 FORM 10-K INDEX

Intuit, QuickBooks, TurboTax, Credit Karma, and Mailchimp, among others, are registered trademarks and/or registered service marks of Intuit Inc., or one of its subsidiaries, in the United States and other countries. Other parties’ marks are the property of their respective owners.

Intuit Fiscal 2023 Form 10-K	2

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
•our beliefs and expectations regarding seasonality, competition, and other trends that affect our business;
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

Intuit Fiscal 2023 Form 10-K	3

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
All of our customers have a common set of needs. Our global financial technology platform, which includes TurboTax, Credit Karma, QuickBooks, and Mailchimp, is designed to help consumers and small businesses manage their finances, get and retain customers, save money, pay off debt, and do their taxes with ease and confidence so they receive the maximum refund they deserve. For those customers who have made the bold decision to become entrepreneurs and go into business for themselves, we are focused on helping them find and keep customers, get paid faster, pay their employees, manage and get access to capital, and ensure their books are done right. We serve 100 million customers and generated revenue of $14.4 billion in our fiscal year ended July 31, 2023.
The continuing evolution of artificial intelligence (AI) is fundamentally reshaping our world — and Intuit is taking advantage of this technological revolution to find new ways to improve the customer experience and deliver on our mission. Intuit is uniquely positioned for the next wave of transformation with generative AI given our rich data platform and established AI foundation.
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

Our Business Portfolio
We organize our businesses into four reportable segments:

Small Business & Self-Employed: This segment serves small businesses and the self-employed around the world, and the accounting professionals who assist and advise them. Our QuickBooks offerings include financial and business management online services and desktop software, payroll solutions, time tracking, merchant payment processing and bill pay solutions, and checking accounts through an FDIC member bank partner and financing for small businesses. Our Mailchimp offerings include marketing automation and customer relationship management.
Consumer: This segment serves consumers and includes do-it-yourself and assisted TurboTax income tax preparation products and services sold in the U.S. and Canada.
Credit Karma: This segment serves consumers with a personal finance platform that provides personalized recommendations of credit card, home, auto, and personal loan, and insurance products; online savings and checking accounts through an FDIC member bank partner; and access to their credit scores and reports, credit and identity monitoring, credit report dispute, credit building tools, and tools to help understand net worth and make financial progress. Our Mint offering is a personal finance offering which helps customers track their finances and daily financial behaviors.
ProTax: This segment serves professional accountants in the U.S. and Canada, who are essential to both small business success and tax preparation and filing. Our professional tax offerings include Lacerte, ProSeries, and ProConnect Tax Online in the U.S., and ProFile and ProTax Online in Canada.

Intuit Fiscal 2023 Form 10-K	4

Tables of Contents
Our Business and Growth Strategy
At Intuit, our strategy starts with customer obsession. We listen to and observe our customers, understand their challenges, and then use advanced technology, including AI, to develop innovative solutions to help consumers and small businesses prosper. Five years ago, we declared our strategy to become a global AI-driven expert platform and five strategic priorities, or “big bets,” as the primary areas of focus to drive durable growth. We are investing heavily in our data and AI capabilities to deliver accelerated innovation where we and others can solve our customers’ most important problems. We are accelerating the development of the platform by applying AI in three key areas:
•An Open Platform: None of us can do it alone, including Intuit. The best way to deliver for customers is by creating an open, collaborative platform. It’s the power of partnerships that accelerates the world’s success. Our open technology platform allows partners to integrate with our offerings so, together, we can deliver value and benefits that matter the most to our customers.
•Application of AI: We believe AI is essential to how we help our customers work smarter because we can automate, predict, and personalize their experiences. Intuit has built AI capabilities into our products and services for nearly a decade, including machine learning, knowledge engineering, natural language processing and understanding, and, more recently, fine-tuned financial large language models. Our investment in AI, and generative AI in particular, provides a foundation for us to innovate at scale and with speed to build new customer experiences.
•Incorporating Experts: One of the biggest problems our customers face is lack of confidence. Even with current advances in technology that deliver personalized tools and insights, many customers want to connect with a real person to help give them the confidence they are making the right decision. By bringing experts onto our platform, we can solve this massive problem for customers. The power of our virtual expert platform allows us to scale the intelligence of our products, elevating experts to advisors, and delivering big benefits for customers.
As we continue to build our AI-driven expert platform, we prioritize resources on our five big bets across the company. These priorities focus on solving the problems that matter most to customers and include:
•Revolutionizing speed to benefit: When customers use our products and services, we use the power of data-driven customer insights to deliver value instantly and aim to make interactions with our offerings frictionless, without the need for customers to manually enter data. We are accelerating the application of AI to deliver breakthrough innovations to customers. We are also investing in other emerging technologies, such as decentralized technologies, with a goal to revolutionize the customer experience and help customers put more money in their pockets faster. This priority is foundational across our business, and execution against it positions us to succeed with our other four strategic priorities.
•Connecting people to experts: The largest problem our customers face is lack of confidence to file their own taxes or to manage their books. To build their confidence, we connect our customers to experts. We offer customers access to experts to help them make important decisions – and experts, such as accountants, gain access to new customers so they can grow their businesses. We are also expanding how we think about virtual experiences by broadening the segments we serve beyond tax and accounting, to play a more meaningful role in our customers’ financial lives.
•Unlocking smart money decisions: Crippling high-cost debt and lack of savings are at unprecedented levels across the U.S. To address these challenges, we are creating a comprehensive, self-driving financial platform with Credit Karma that propels our members forward wherever they are on their financial journey, so they can understand their financial picture, make smart financial decisions, and stick to their financial plan in the near term and long term.
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
•Disrupt the small business mid-market: We aim to disrupt the mid-market with a tailor-made ecosystem of offerings. QuickBooks Online Advanced, as well as our workforce solutions, payments, and bill pay offerings, are designed to address the needs of small business customers with 10 to 100 employees. Additionally, Mailchimp’s marketing platform enables mid-market businesses to digitally promote their business across email, social media, landing pages, ads, websites, and more, all from one place. These offerings enable us to increase retention of these larger customers and attract new mid-market customers who are over-served by available offerings.
As the external environment evolves, we continue to innovate and adapt our strategy and anticipate our customers’ needs. For 40 years, we have been dedicated to developing innovative solutions that are designed to solve our customers' most important financial problems, are easy to use, and are available where and when customers need them. As a result, our customers actively recommend our products and solutions to others, which is one important way that we measure the success of our strategy.

Intuit Fiscal 2023 Form 10-K	5

Tables of Contents

PRODUCTS AND SERVICES
During fiscal 2023, we offered our products and services in the four segments described in “Our Business Portfolio” above. The following table shows the percentage of total revenue contributed by each of these segments over the last three fiscal years.

	Fiscal 2023	Fiscal 2022	Fiscal 2021

Small Business & Self-Employed	56%	51%	49%
Consumer	29%	31%	37%
Credit Karma (1)	11%	14%	9%
ProTax	4%	4%	5%
(1) Credit Karma revenue from December 3, 2020
Total international net revenue was approximately 8%, 8%, and 5% of consolidated total net revenue for the twelve months ended July 31, 2023, 2022, and 2021, respectively.
For financial information about our reportable segments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and Note 15 to the consolidated financial statements in Item 8 of this Annual Report.
Small Business & Self-Employed
Our Small Business & Self-Employed segment serves small businesses and the self-employed around the world, and the accounting professionals who assist and advise them. Our goal is for QuickBooks to be the source of truth for each small business customer who uses our AI-driven expert platform. We work to make this a reality through our three-pillared growth strategy: Grow the Core by transforming financial management software; Connect the Ecosystem, by meeting a wider range of customer needs with a single integrated platform; and Expand Globally, by serving small businesses around the world. With this strategy, we enable a powerful ecosystem, personalized using artificial intelligence, that scales across our customers’ most pressing needs.
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
QuickBooks Checking. The QuickBooks Checking business bank account comes with a physical and virtual debit card for more spending power, fast payments with no-fee Instant Deposit, and powerful cash flow management with envelopes for partitioning funds for future expenses, all with no fees.
Bill Pay. Our QuickBooks Online and QuickBooks Online Advanced offerings allow small businesses to organize bills and make payments online. Small businesses can connect with vendors and automatically import bills through our network, resulting in easier and faster payments.
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

Intuit Fiscal 2023 Form 10-K	6

Tables of Contents
Pay Workers
Workforce Solutions. Our payroll solutions, available as online or desktop solutions, are sold on a subscription basis and integrate with our QuickBooks Online and Desktop offerings or may be purchased standalone. Our QuickBooks Online payroll offerings include automated tax payments and filings, as well as access to human resources solutions and employee benefits offerings like health insurance and 401(k) plans. We also offer QuickBooks Time which seamlessly integrates with QuickBooks Payroll and third-party payroll products to help businesses easily and accurately track time across a mobile workforce, including tools for project planning, job costing, and tracking per-client billable hours.
Access Advice
QuickBooks Live. Small businesses can get support through two QuickBooks Live bookkeeping services: Full-Service Bookkeeping and Assisted Bookkeeping Service. With Full-Service Bookkeeping, small businesses get one-on-one support from our team of expert bookkeepers to manage and maintain books with guaranteed accuracy. With Assisted Bookkeeping Service, small businesses have on-demand access to expert bookkeepers who can provide guidance and support on managing their books and making smart business decisions. With an average of 10 years of experience working with small businesses across a wide array of industries, our bookkeepers are certified QuickBooks ProAdvisors, and many are Certified Public Accountants.
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
QuickBooks Self-Employed. Designed specifically for self-employed customers like independent contractors and freelancers, QuickBooks Self-Employed helps customers stay tax-time ready, all year long. Features include categorizing business and personal transactions, identifying and classifying tax-deductible expenses, tracking mileage, calculating estimated quarterly taxes, and sending invoices. In the United States, QuickBooks Self-Employed can be combined with TurboTax to export and pay year-end taxes.
QuickBooks Online Advanced. Designed for small businesses with 10 to 100 employees that have more complex needs, QuickBooks Online Advanced has features specifically designed for high-growth, mid-market small businesses and leverages AI, automation, and data insights to deliver more ways for them to grow and scale. QuickBooks Online Advanced integrates across the QuickBooks ecosystem and with best-in-class apps, and also has powerful industry-specific features that deliver automation, deeper insights, and enhanced tracking for what matters most to a user’s unique industry.
QuickBooks Desktop Software. Our QuickBooks financial management solutions are also available as desktop versions for small businesses on a subscription basis. QuickBooks Enterprise, designed for small businesses with 10 to 100 employees, is available for download and can also be provided as a hosted solution. This offering provides industry-specific reports and features for a range of industries, including Contractor, Manufacturing and Wholesale, Nonprofit, and Retail.
Financial Supplies. We offer a range of financial supplies designed for individuals and small businesses that use our QuickBooks offerings. These include standard paper checks and Secure Plus checks with CheckLock fraud protection features, a variety of stationery, tax forms, and related supplies.
Consumer
Our Consumer segment includes our TurboTax products and services that are designed to enable consumers and small businesses to prepare and file their federal and state income tax returns quickly and accurately. These offerings are available either online or as desktop versions. They are designed to be easy to use, yet sophisticated enough for complex tax returns. For customers using our online offerings and looking for additional advice or guidance along the way, we have experts standing by to offer tax review and advice all year round. We also have experts available to prepare, sign and file tax returns for customers who prefer to have their taxes prepared for them.
For the 2022 tax season, we offered a variety of commercial software products and tax filing services to meet the different needs of our customers, including those filing simple returns, those who itemize deductions, and those who own investments or rental property, and small business owners. We also offered TurboTax for small businesses, which enables customers to file

Intuit Fiscal 2023 Form 10-K	7

Tables of Contents
their business taxes. Customers can electronically file their federal and state income tax returns through our electronic filing service. We also offered TurboTax Live for customers seeking to obtain tax advice from professionals, TurboTax Live Full Service for customers seeking to have their tax returns prepared for them, as well as audit defense and audit support services. Our online tax preparation and filing services were offered through the websites of thousands of financial institutions, electronic retailers, and other online merchants. Financial institutions can offer our online tax preparation and filing services to their customers through a link to TurboTax Online. Our TurboTax U.S. and Canada offerings consist of desktop and online offerings.
Credit Karma
Our Credit Karma segment provides consumers with a financial platform that propels them forward wherever they are on their financial journey enabling them to understand their financial picture, make smart financial decisions, and stick to their financial plan. The platform offers a number of free services to its members: access to their credit scores and reports, credit and identity monitoring, credit report dispute, tools to help understand net worth and make financial progress, and personalized recommendations of credit card, loan, and insurance products. Credit Karma Money offers members online savings and checking accounts through an FDIC member bank partner. Credit Karma Money also provides tools to help members improve their credit scores. To provide these services to its members, Credit Karma works with a variety of partners, including credit bureaus, banks, credit card issuers, insurance carriers, and other financial institutions and lending partners. Additionally, Credit Karma leverages Lightbox, a first-of-its-kind enterprise platform which allows lenders to leverage thousands of de-identified data points from Credit Karma members to help provide its members with greater certainty that they will be approved if they apply for a financial product. Our Credit Karma segment also includes our Mint offering.
ProTax
Our ProTax segment includes our professional tax offerings and serves professional accountants in the U.S. and Canada, who are essential to both small business success and tax preparation and filing. Our professional tax offerings consist of Lacerte, ProSeries, and ProConnect Tax Online in the U.S., and ProFile and ProTax Online in Canada. These offerings enable accountants to accurately and efficiently complete and electronically file a full range of consumer, small business, and commercial federal and state tax returns. Lacerte is designed for full-service, year-round accounting firms who handle more complex returns. ProSeries is designed for year-round tax practices handling moderately complex tax returns. ProConnect Tax Online is our cloud-based solution, which is designed for full-service, year-round practices who prepare all forms of consumer and small business returns and integrates with our QuickBooks Online offerings. ProFile is our Canadian desktop tax offering, which serves year-round full-service accounting firms for both consumer and business tax returns. ProTax Online is our Canadian cloud-based tax solution, which is designed for full-service, year-round practices who prepare all forms of consumer and business tax returns, and is fully integrated into QuickBooks Online Accountant to provide seamless integration of data across books and tax through our Workpapers solution. Using AI technologies, our Tax Advisor offering leverages information generated from our ProConnect Tax Online and Lacerte offerings to enable year-round tax planning services and communicate tax savings strategies to clients. We also offer a variety of tax-related services that complement the tax return preparation process including year-round document storage, collaboration services, e-signature, and bank products, and additional capabilities such as fixed asset management, desktop hosting, and third-party solutions for practice management for some of our U.S. tax offerings.

PRODUCT DEVELOPMENT
The markets for software and related services are characterized by rapid technological change, shifting customer needs, and frequent new product introductions and enhancements. Continuous investment is required to innovate and develop new products and services, as well as enhance existing offerings to be successful in these markets. Our product development efforts are more important than ever as we pursue our growth strategy.
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

Intuit Fiscal 2023 Form 10-K	8

Tables of Contents
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
In fiscal 2021, the IRS extended the tax filing deadline from April to May 17, 2021. As a result of this extension, a significant amount of our fiscal 2021 Consumer segment and ProTax segment revenues were recognized in the fourth quarter as compared to the third quarter of fiscal 2023 and 2022.
We expect the seasonality of our Consumer and ProTax businesses to continue to have a material impact on our quarterly financial results in the future.

MARKETING, SALES AND DISTRIBUTION CHANNELS
Markets
Our primary customers are consumers and small businesses. We also provide specialized tax and accounting products to professional accountants, who are key partners to help us reach small business customers. The markets in which we compete have always been characterized by rapid technological change, shifting customer needs, and frequent new product introductions and enhancements by competitors. The widespread usage of mobile devices and social media, and the evolution of AI, have accelerated the pace of change and revolutionized the way that customers learn about, evaluate, and purchase products and services.
Real-time, personalized online shopping experiences are the standard. In addition, many customers now begin shopping in one channel and ultimately purchase in another. This has created a need for integrated, multi-channel, shop-and-buy experiences. Market and industry changes quickly make existing products and services obsolete. Our success depends on our ability to respond rapidly to these changes with new business models, updated competitive strategies, new or enhanced products and services, and other changes in the way we do business.
Marketing Programs
We use a variety of marketing programs to generate direct sales, develop leads, increase general awareness of the Intuit brand and our product portfolio, and drive sales in retail. These programs include offline marketing such as TV and radio advertising; digital marketing such as display and pay-per-click advertising, search engine optimization, and social and affiliate marketing; mobile marketing through online app stores; email marketing; retail marketing; public relations; sponsorships; podcast marketing; and in-product marketing to drive awareness of related products and services. Our campaigns are designed to attract new users, retain existing users, and cross sell additional offerings.
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
Direct Sales Channel. We offer many of our products and services directly through our websites, apps, and call centers. Direct online sales are an effective channel for customers who can make purchase decisions based on content provided on our websites, via other online content or word-of-mouth recommendations. For many of our products, assisted sales continues to be an effective channel for serving customers who want live help to select the products and services that are right for their needs. We also have a direct sales force that calls on U.S. and international accounting firms and seeks to increase their awareness, usage, and recommendation of our small business and professional tax solutions. For mid-market businesses, we have implemented and expanded on our omnichannel go-to-market strategy by diversifying and growing our technology partner channel and industry-focused direct sales teams.
Mobile Application Stores. We distribute many of our offerings for mobile devices through proprietary online stores that provide applications for specific devices.
Partner and Other Channels. We offer many of our products and services through partners including value-added resellers, system integrators (including accountants and marketing professionals), and managed service providers who help us reach new customers at the point of need and drive growth and market share by extending our online reach. These partners combine our products and services with marketing, sales, and technical expertise to deliver a complete solution at the local level. We also sell our QuickBooks Online and TurboTax Desktop offerings at retail locations across the United States and Canada and on

Intuit Fiscal 2023 Form 10-K	9

Tables of Contents
retailer websites. Additionally, we sell our QuickBooks Enterprise software on retailer websites. In Canada, we also rely on distributors who sell products into the retail channel.

COMPETITION
We face intense competition in all of our businesses in all aspects across all markets for our products and services, which are rapidly evolving, fragmented, and have complex interdependencies with many businesses. Competitive pressures in many of the markets we serve have grown markedly over the past few years and we expect this trend to continue. Our competitors may introduce superior products and services, successfully use and deploy new technologies such as AI that may reduce customer demand for our products or services, reduce prices, have greater technical, marketing and other resources, have greater brand recognition, have larger installed bases of customers, have well-established relationships with our current and potential customers, advertise aggressively or beat us to market with new products and services.
The competitive landscape is also constantly evolving as we expand into new market segments and extend our capabilities and new companies emerge and existing companies expand their capabilities (either directly or through acquisitions or partnerships) to include the markets in which we operate. Given the breadth of the products and services that we offer as a global financial technology company and the customer problems that we aim to solve, we compete with offerings from a variety of companies across a range of industries, including large global companies, smaller geographically focused companies, startups and professional services. Companies that have offerings that we may compete with include:
•business software providers, such as those that provide accounting, business management and financial software, marketing automation, customer relationship management, inventory management, payroll and employee management;
•private and publicly-funded tax preparation and filing service providers;
•accounting, consulting and tax firms;
•software companies and banks that provide payments services, including merchant payment processing, checking, bill pay, savings, loans, point of sale devices and small business financing;
•software companies that provide personal finance management products and tools, including access to credit scores, credit and identity monitoring, credit-building tools, and tools to help understand net worth and make financial progress;
•companies that provide a marketplace of consumer financial offerings;
•financial institutions;
•credit bureaus; and
•large platform companies that could develop competing technology solutions to any of the problems that our customers may face.
We believe our most important competitive factors are our innovation and technology capabilities, functionality, ease of use, and security of our offerings, the integration of our offerings with each other and third-party offerings, brand recognition and reputation, quality of support, and cost. We believe that we compete favorably based on these factors and our ability to remain competitive will largely depend on our ongoing performance.

CUSTOMER SUCCESS
For many of our offerings, we provide support through channels including telephone, e-mail, online and video chat, text messaging, our customer support websites, self-help assets embedded in our products, and online communities where consumers can share knowledge and product advice with each other.
We also provide access to experts, through our TurboTax and QuickBooks Live offerings, who provide tax advice, tax preparation, and bookkeeping services.
Our customer success staff predominantly consists of Intuit-employed and outsourced experts. We supplement with seasonal employees and additional outsourcing during periods of peak call volumes, such as during the tax return filing season or following a major product launch. We augment the services we provide with outsourced partnerships domestically and internationally. Most of our internationally outsourced small business customer success personnel are currently located in the Philippines.
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

Intuit Fiscal 2023 Form 10-K	10

Tables of Contents

MANUFACTURING AND DISTRIBUTION
Online Products and Services
Our online offerings include QuickBooks Online, online payroll services, merchant payment processing and bill pay services, Mailchimp’s marketing automation and customer relationship management offerings, TurboTax Online, ProConnect Tax Online, consumer and professional electronic tax filing services, Credit Karma offerings, and Mint. We completed the transition of our systems, networks, and databases used to operate these online offerings to public cloud providers, such as Amazon Web Services and Google Cloud Platform.
Desktop Software and Supplies
An increasing proportion of our desktop software customers choose to electronically download software, however, a portion of our customers continue to choose to purchase these products in the form of physical media. The key processes in manufacturing desktop software are manufacturing compact discs (CDs), printing boxes and related materials, and assembling and shipping the final products. When physical product is ordered, we typically ship the physical product within a few days of receiving an order and backlog is minimal.

PRIVACY AND SECURITY OF CUSTOMER AND WORKFORCE INFORMATION AND TRANSACTIONS
We are stewards of our customers’ data and have designed data stewardship principles to align our organization in collecting, using, and protecting such information. As we believe strongly in being good stewards of our customers’ data, we operate our program to comply with laws and regulations that govern our use, sharing and protection of customers’ personal information, including, for example, laws with respect to financial services and the handling of tax data. We have established guidelines and practices to help ensure that customers and members of our workforce are aware of, and can control, how we use information about them. We also use privacy statements to provide notice to customers of our privacy practices, as well as provide them the opportunity to furnish instructions with respect to use of their personal information. We participate in industry groups whose purpose is to develop or shape industry best practices, and to inform public policy for privacy and security.
We use security safeguards to help protect the systems and the information that customers and members of our workforce give to us from loss, misuse, and unauthorized alteration. We use technical, logical and procedural measures which are designed to help detect and prevent fraud and misuse of customer information. Whenever customers transmit sensitive information to us, such as credit card information or tax return data through one of our websites or products, we follow current industry standards to encrypt the data as it is transmitted to us, and when we store it at rest. We routinely patch our systems with security updates and we work to protect our systems from unauthorized internal or external access using numerous commercially available computer security products, as well as internally developed security procedures and practices.

GOVERNMENT REGULATION
Our Consumer and ProTax segments are subject to federal, state, and international government requirements, including regulations related to the electronic filing of tax returns, the provision of tax preparer assistance, and the use and disclosure of customer information. Our Small Business & Self-Employed segment offers products and services to small businesses and consumers, such as payroll, payments, and other financial service offerings, which are also subject to certain regulatory requirements. Our Credit Karma segment offers personal finance products and services to consumers, such as recommendations of credit card, loan and insurance products and access to credit scores and reports, which are also subject to certain regulatory requirements.

INTELLECTUAL PROPERTY
Our success depends on the proprietary technology embodied in our offerings. We protect this proprietary technology by relying on a variety of intellectual property mechanisms, including copyright, patent, trade secret, and trademark laws, restrictions on disclosure and other methods. For example, we regularly file applications for patents, copyrights and trademarks and service marks in order to protect intellectual property that we believe is important to our business. We hold a growing patent portfolio that we believe is important to Intuit’s overall competitive advantage, although we are not materially dependent on any one patent or particular group of patents in our portfolio at this time. We also have a number of registered trademarks that include Intuit, QuickBooks, Lacerte, TurboTax, QB, ProSeries, ProConnect, Mint, Credit Karma, and Mailchimp. We have registered these and other trademarks and service marks in the United States and, depending on the relevance of each brand to other markets, in many foreign countries. Most registrations can be renewed perpetually at 10-year intervals. We also license intellectual property from third parties for use in our products.
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

Intuit Fiscal 2023 Form 10-K	11

Tables of Contents
could result in substantial costs and diversion of resources and management attention. In addition, third-party licenses may not continue to be available to us on commercially acceptable terms, or at all.

HUMAN CAPITAL
We consider our employees one of our four True North key stakeholders because they help us deliver for our customers, our shareholders, and the communities we serve. As of July 31, 2023, we had approximately 18,200 employees in 10 countries. During fiscal 2023, we employed on average approximately 9,400 seasonal employees from January to April primarily to support our Consumer segment customers during the peak of tax season. We believe our future success and growth will depend on our ability to attract and retain a qualified workforce in all areas of our business.
Intuit’s overall workforce development strategies are developed and managed by our Chief People & Places Officer, who reports directly to the Chief Executive Officer. The Compensation and Organizational Development Committee of the Board of Directors has oversight with respect to company-wide organization and talent assessment, employee recruitment, engagement and retention, leadership development, management depth and strength assessment, workplace environment and culture, employee health and safety, and pay equity. Of the total number of employees, approximately 1,800 are employed by Credit Karma, which has certain unique compensation and workforce development programs. We regularly collect, measure, and share the sentiment of our workforce through multiple channels, including engagement surveys and other touch points, which help to guide the work we do to support our workforce.
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
•Our value of Courage means being bold and fearless in how we think and act, holding a high bar for performance, and valuing speed, with a bias for learning and action.
•Our value of Customer Obsession means falling in love with our customers’ problems and delivering solutions that delight our customers.
•Our value of Stronger Together means championing diversity, inclusion and a respectful environment, thriving on diverse voices to challenge and inform decisions and delivering exceptional work so others can count on us.
•Our value of We Care and Give Back means we strive to be stewards of the future, strengthen the communities around us, and give everyone the opportunity to prosper. We provide eligible full-time employees paid time off that can be used to do volunteer work during normal work hours for vetted non-profits and donation matching up to an annual limit.
Diversity, Equity and Inclusion
At the foundation of our culture is a commitment to diversity, equity, and inclusion (DEI). We believe that diversity is a fact, but treating people equitably and inclusively are choices we make. To deliver for our customers, we seek to foster a workforce that is as diverse as the communities we serve. When we do this, we believe we develop deeper empathy, accelerating innovation to solve the biggest problems our customers face. We have had a designated role dedicated to diversity and inclusion since 2015 and our Chief Diversity, Equity & Inclusion Officer (CDEIO) leads a dedicated and specialized team in our DEI efforts. Our Compensation and Organizational Development Committee oversees Intuit’s DEI initiatives in support of organizational development. Intuit’s strategy is operationalized through the following elements:

•Goals and transparency: Intuit has set short- and long-term goals for increasing the representation in our workforce of women in technology roles globally and employees from underrepresented racial groups in the U.S. (which we define as Black/African-American, Hispanic or Latino, Native American, Native Alaskan and Native Hawaiian). Our diversity data is shared with all employees, and progress on our goals is reviewed monthly with all executives. We also publicly disclose our progress on our goals and the breakdowns of the diversity of gender and underrepresented racial groups in our workforce both in the aggregate and among our leadership and technology roles;
•Center of Excellence: The CDEIO leads a cross-functional team with expertise in enterprise leadership, strategy, human resources and communications all focused on driving a more diverse and inclusive workplace;
•Employee Resource Groups: Intuit’s employee resource groups aid in creating community, recruiting, on-boarding, and providing safe spaces for our diverse workforce;
•Engagement: Intuit includes dedicated DEI questions in our semi-annual employee engagement surveys focused on the experiences of our workforce;
•REAL Team: Intuit has a Racial Equity Advancement Leadership (REAL) team that is focused on helping us drive durable change as we strive to continue advancing racial equity and equality;

Intuit Fiscal 2023 Form 10-K	12

Tables of Contents
•Education: All senior leaders have attended multiple DEI workshops, including C-suite training on racial equity. We have manager and employee training on topics such as unconscious bias, racial equity, and leading inclusively and a guide for managers on how to have conversations about difficult and polarizing external events;
•Talent acquisition: Intuit has established a dedicated team to drive diversity, equity, and inclusion across our hiring practices, programs, and strategies. We have also invested in new, external partnerships to better engage with diverse talent and communities; and
•Accountability: The Compensation and Organizational Development Committee reviews our progress toward our goals and workforce diversity initiatives at least annually.
We strive to reward employees with compensation that is market competitive, fair, and equitable across gender, race, and ethnicity. We invest in this commitment by performing pay equity analyses twice a year using independent, third-party vendors. We are transparent about our pay equity results and have multiple avenues for employees to use for any questions about their pay.
Developing Talent and Training
We are committed to creating a high-performing culture that consistently delivers for our customers, shareholders, and communities while providing an experience for our workforce that values leadership, innovation, and collaboration. We promote the development of all of our employees and provide employees with access to learning plans based on their needs and interests and the resources they need to grow, thrive and reinvent themselves over time.
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
Employee Listening and Engagement
Listening and responding to our employees is at the core of our work. We value employee feedback and we leverage it to continuously improve the employee experience. We regularly collect, measure, and share the sentiment of our workforce through multiple channels, including engagement surveys, and other touch points, which help to guide the work we do to support our workforce.
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
Additional benefits and rewards include healthcare, retirement benefits, and paid time off, including annual paid recharge days and family and parental leave.
The health and well-being of our employees and their families continues to be a top priority. We offer our employees access to programs to support their physical, emotional, and financial well-being. Employees also have access to other resources to help with their well-being, including resilience, mindfulness and counseling programs, wellness reimbursement programs, back-up childcare, financial education programs, and access to an employee assistance program.
Hybrid Way of Working
After shifting to working virtually during the COVID-19 pandemic to keep our workforce safe, we are now embracing a hybrid work model at Intuit. Our hybrid work model brings the best of in-person collaboration and connections together with the flexibility of virtual work. Self-directed teams are empowered to decide where/when in-person work is accretive to their work. Across the company, we expect teams to spend a portion of their time working on campus. This hybrid way of working invests in and amplifies Intuit’s culture. In doing so, we seek to realize a sense of connectedness and belonging; to spark creativity and innovation; to solve for speed, agility, and productivity; and to attract and retain top, diverse talent to the company.

Intuit Fiscal 2023 Form 10-K	13

Tables of Contents

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The following table shows Intuit’s executive officers and their areas of responsibility as of August 1, 2023. Their biographies follow the table.

Name	Age	Position
Sasan K. Goodarzi	55	President, Chief Executive Officer and Director
Scott D. Cook	71	Chairman of the Executive Committee
Sandeep S. Aujla	47	Executive Vice President and Chief Financial Officer
J. Alexander Chriss	46	Executive Vice President and General Manager, Small Business & Self-Employed Group (through September 5, 2023)
Laura A. Fennell	62	Executive Vice President, Chief People & Places Officer
Mark Notarainni	53	Executive Vice President and General Manager, Consumer Group
Marianna Tessel	56	Executive Vice President and Chief Technology Officer (through September 5, 2023 ), Executive Vice President and General Manager, Small Business & Self-Employed Group (effective September 5, 2023)
Kerry J. McLean	59	Executive Vice President, General Counsel and Corporate Secretary
Lauren D. Hotz	48	Senior Vice President and Chief Accounting Officer
Alex G. Balazs	52	Executive Vice President and Chief Technology Officer (effective September 5, 2023)
Mr. Goodarzi has been President and Chief Executive Officer and a member of the Board of Directors since January 2019 and previously served as Executive Vice President and General Manager of Intuit’s Small Business Group since May 2016. He previously was Executive Vice President and General Manager of Intuit’s Consumer Tax Group from August 2015 through April 2016 and from August 2013 to July 2015 served as Senior Vice President and General Manager of the Consumer Tax Group. He served as Intuit’s Senior Vice President and Chief Information Officer from August 2011 to July 2013, having rejoined Intuit after serving as CEO of Nexant Inc., a privately held provider of intelligent grid software and clean energy solutions, beginning in November 2010. During his previous tenure at Intuit from 2004 to 2010, Mr. Goodarzi led several business units including Intuit Financial Services and the professional tax division. Prior to joining Intuit, Mr. Goodarzi worked for Invensys, a global provider of industrial automation, transportation, and controls technology, serving as global president of the products group. He also held a number of senior leadership roles in the automation control division at Honeywell Inc. He serves on the board of Atlassian Corporation Plc and chairs the Compensation and Leadership Development Committee. Mr. Goodarzi holds a Bachelor’s degree in Electrical Engineering from the University of Central Florida and a Master’s degree in Business Administration from the Kellogg School of Management at Northwestern University.
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
Mr. Aujla has been Executive Vice President and Chief Financial Officer since August 2023. He served as Intuit’s Senior Vice President of Finance, Small Business & Self-Employed Group and Technology Organization, from January 2019 to July 2023, and Vice President, Finance, Small Business & Self-Employed Group, from June 2015 to January 2019. Prior to joining Intuit, Mr. Aujla held various finance leadership roles at Visa, and investment banking roles at Goldman Sachs and Morgan Stanley. Mr. Aujla holds a Bachelor’s degree in Economics from San Francisco State University and a Masters of Business Administration degree from the University of Virginia Darden School of Business.
Mr. Chriss has been Executive Vice President and General Manager of Intuit’s Small Business & Self-Employed Group since January 2019 and will step down from that role effective September 5, 2023. He previously was Senior Vice President and Chief Product Officer of Intuit’s Small Business Group from January 2017 through December 2018 and Vice President of Intuit’s Self-Employed business from August 2013 through December 2016. Prior to that, Mr. Chriss held various other roles at Intuit since he joined in July 2004. He has served on the board of directors of Houzz Inc. since December 2020. Mr. Chriss holds a Bachelor’s degree in Economics from Tufts University.
Ms. Fennell has been Executive Vice President, Chief People & Places Officer since August 2018 and previously served as Executive Vice President, General Counsel and Corporate Secretary. Prior to that, she served as Senior Vice President, General Counsel and Corporate Secretary since February 2007. Ms. Fennell joined Intuit as Vice President, General Counsel and Corporate Secretary in April 2004. She leads the team responsible for acquiring, developing, mobilizing, and rewarding the company's global workforce. Prior to joining Intuit, Ms. Fennell spent nearly eleven years at Sun Microsystems, Inc., most recently as Vice President of Corporate Legal Resources, as well as Acting General Counsel. Prior to joining Sun, she was an associate attorney at Wilson Sonsini, Goodrich & Rosati PC. Ms. Fennell sits on the board of directors of the Children’s

Intuit Fiscal 2023 Form 10-K	14

Tables of Contents
Discovery Museum of San Jose. Ms. Fennell holds a Bachelor of Science degree in Business Administration from California State University, Chico and a Juris Doctor from Santa Clara University.
Mr. Notarainni has been Executive Vice President and General Manager of Intuit’s Consumer Group since August 2023. He previously served as Executive Vice President of Customer Success for five years. Mr. Notarainni joined Intuit in February 2009 as a director of contact centers and spent over eight years as vice president of Customer Care and Services for Intuit’s Consumer Group. Before joining Intuit, he held leadership positions at NCR Corp, Dell, and Hewlett-Packard. Mr. Notarainni holds a Bachelor’s Degree in Finance from Michigan State University.
Ms. Tessel has been Executive Vice President and Chief Technology Officer of Intuit since January 2019 and previously served as Chief Product Development Officer of Intuit’s Small Business & Self-Employed Group from June 2017 to December 2018. She has been appointed as Executive Vice President and General Manager of Intuit’s Small Business & Self-Employed Group, effective September 5, 2023. Prior to joining Intuit, Ms. Tessel worked for Docker Inc., a software containerization platform, serving as Senior Vice President of Engineering and Executive Vice President of Strategic Development from November 2014 to June 2017, and VMware, which provides cloud computing and related services, from June 2008 through November 2014, most recently serving as Vice President of Engineering. She has served on the board of directors of Cisco Systems, Inc. since March 2021. Ms. Tessel holds a Bachelor of Science degree in Computing from Technion – Israel Institute of Technology.
Ms. McLean has been Executive Vice President, General Counsel and Corporate Secretary since August 2020. Prior to that, she served as Senior Vice President, General Counsel and Corporate Secretary from August 2018 to July 2020 and Vice President, Deputy General Counsel from August 2010 to July 2018. She joined Intuit in 2006 as Director, Deputy General Counsel. Ms. McLean leads Intuit’s legal, privacy, compliance, and global corporate affairs teams. Prior to joining Intuit, Ms. McLean spent over six years at Wind River Systems, Inc., most recently as the Director of Legal. Prior to joining Wind River, she was an associate at Howard, Rice, Nemerovski, Canady, Falk & Rabkin PC (now Arnold & Porter Kaye Scholer LLP). Ms. McLean serves on the board of directors of the California Minority Counsel Program. Ms. McLean holds a Bachelor of Arts degree in International Relations from University of California, Davis and a Juris Doctor from University of California, Hastings College of Law (now University of California College of the Law, San Francisco).
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
Mr. Balazs has been appointed Executive Vice President and Chief Technology Officer, effective September 5, 2023. Prior to that, he served as Senior Vice President and Chief Technology Architect since April 2021 and Senior Vice President of Data Engineering from August 2018 to April 2021. Mr. Balazs held various other roles since he joined Intuit in October 1999. Mr. Balazs holds a Bachelor of Science degree in Mechanical Engineering from Kettering University.

AVAILABLE INFORMATION
Our corporate website, www.intuit.com, provides materials for investors and information relating to Intuit’s corporate governance. The content on any website referred to in this filing is not incorporated by reference into this filing unless expressly noted otherwise.
We file reports required of public companies with the Securities and Exchange Commission (SEC). These include annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and other reports, and amendments to these reports. The SEC maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. We make available free of charge on the Investor Relations section of our corporate website all of the reports we file with or furnish to the SEC as soon as reasonably practicable, after the reports are filed or furnished. Copies of this Annual Report on Form 10-K may also be obtained without charge by contacting Investor Relations, Intuit Inc., P.O. Box 7850, Mountain View, California 94039-7850, calling 650-944-6000, or emailing investor_relations@intuit.com.

Intuit Fiscal 2023 Form 10-K	15

Tables of Contents

ITEM 1A - RISK FACTORS
Our businesses routinely encounter and address risks, many of which could cause our future results to be materially different than we presently anticipate. Below, we describe significant factors, events and uncertainties that make an investment in our securities risky, categorized solely for ease of reference as strategic, operational, legal and compliance, and financial risks. The following events and consequences could have a material adverse effect on our business, growth, prospects, financial condition, results of operations, cash flows, liquidity, reputation and credit rating, and the trading price of our common stock could decline. These risks are not the only ones we face. We could also be affected by other events, factors or uncertainties that are presently unknown to us or that we do not currently consider to present significant risks to our business. These risks may be amplified by the effects of global developments and conditions or events, including macroeconomic uncertainty and geopolitical conditions, which have caused significant global economic instability and uncertainty.
STRATEGIC RISKS
We face intense competitive pressures that may harm our operating results.
We face intense competition in all of our businesses, and we expect competition to remain intense in the future. Our competitors and potential competitors range from large and established entities to emerging start-ups. Our competitors may introduce superior products and services, successfully use and deploy new technologies such as artificial intelligence (AI) that may reduce customer demand for our products or services, reduce prices, have greater technical, marketing and other resources, have greater name recognition, have larger installed bases of customers, have well-established relationships with our current and potential customers, advertise aggressively or beat us to market with new products and services. In addition, we face competition from existing companies, with large established consumer user-bases and broad-based platforms, who may change or expand the focus of their business strategies and marketing to target our customers, including small businesses, tax and personal financial management customers.
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
Future revenue growth depends upon our ability to adapt to technological change and successfully extend our platform, introduce new and enhanced products, features, services and business models.
We operate in industries that are characterized by rapidly changing technology, evolving industry standards and frequent new product introductions. To meet the changing needs of our customers and partners and attract and retain top technical talent, we must continue to innovate, develop and extend our platform, new products and features, and enhance our ability to solve customer problems with emerging technologies, such as artificial intelligence and blockchain. If we are not able to do this successfully, we may face a competitive disadvantage. We have and will continue to devote significant resources to continue to develop our skills, tools and capabilities to capitalize on existing and emerging technologies. Legislation or regulatory changes in these areas may mandate changes in our products that make them less attractive to users and hinder our ability to leverage emerging technologies and build out our platform capabilities.
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

Intuit Fiscal 2023 Form 10-K	16

Tables of Contents
offering and may choose not to pay for those additional benefits or we may be unsuccessful in increasing customer adoption of these offerings or our risk profile may change, resulting in loss of revenue.
We also provide additional customer benefits across our platform by utilizing customer data available to us through our existing offerings, and the growth of our business depends, in part, on our existing customers expanding their use of our products and services across our platform. If we are not able to effectively utilize our customers' data to provide them with value or develop and clearly demonstrate the value of new or upgraded products or services to our customers, our revenues may be harmed.
In some cases, we may expend a significant amount of resources and management attention on offerings that do not ultimately succeed in their markets. We have encountered difficulty in launching new products and services in the past. If we misjudge customer needs in the future, our new products and services may not succeed and our revenues and earnings may be harmed. We have also invested, and in the future, expect to invest in new business models, technologies, geographies, strategies and initiatives. Such endeavors may involve significant risks and uncertainties, including a rapidly changing regulatory environment, distraction of management from current operations, expenses associated with the initiatives, inadequate return on investments, and social or ethical scrutiny. Because these new initiatives are inherently risky, they may not be successful and may harm our financial condition, operating results, or reputation.
We rely on intellectual property in our products and services.
Many of our products and services include our own intellectual property, as well as the intellectual property of third parties, which we license under agreements that may need to be renewed or renegotiated from time to time. We may not be able to obtain licenses to these third-party technologies or content on reasonable terms, or at all. If we are unable to obtain the rights necessary to use this intellectual property in our products and services, we may not be able to provide the affected offerings, and customers who are currently using the affected product may be disrupted, which may in turn harm our future financial results, damage our brand, and result in customer loss. Also, we and our customers have been and may continue to be subject to infringement claims as a result of the third-party intellectual property incorporated in our offerings, including through our use of AI. Although we try to mitigate this risk and we may not be ultimately liable for any potential infringement, pending claims require us to use significant resources, require management attention and could result in loss of customers.
Some of our offerings include third-party software that is licensed under “open source” licenses, some of which may include a requirement that, under certain circumstances, we make available, or grant licenses to, any modifications or derivative works we create based upon the open source software. Although we have established internal review and approval processes to mitigate these risks, we cannot be sure that all open source software is submitted for approval prior to use in our products. Many of the risks associated with usage of open source may not be eliminated and, if not properly addressed, may harm our business.
Our intellectual property rights are valuable, and any inability to protect them could reduce the value of our products, services and brand.
Our patents, trademarks, trade secrets, copyrights, domain names and other intellectual property rights are important assets for us. We aggressively protect our intellectual property rights by relying on federal, state and common law rights in the U.S. and internationally, as well as a variety of administrative procedures. We also rely on contractual restrictions to protect our proprietary rights in products and services. The efforts that we take to protect our proprietary rights may not always be sufficient or effective. In addition, there is uncertainty about the validity and enforceability of intellectual property rights that may result from our use of generative AI. Protecting our intellectual property rights is costly and time consuming and may not be successful in every location. Any significant impairment of our intellectual property rights could harm our business, our brand, and our ability to compete.
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
Developing and maintaining awareness of our brands and platform strategy is critical to achieving widespread acceptance of our existing and future products and services and is an important element in attracting new customers and expanding our business with existing customers. Adverse publicity (whether or not justified) relating to events or activities attributed to us, members of our workforce, agents, third parties we rely on, or our users, may tarnish our reputation and reduce the value of our brands. Perceived social harm or unfairness of outcomes relating to the use of new and evolving technologies such as AI in our offerings, may result in reputational harm and liability, and may cause us to incur additional research and development costs to resolve such issues. Our brand value also depends on our ability to provide secure and trustworthy products and services, as well as our ability to protect and use our customers’ data in a manner that meets their expectations. In addition, a security incident that results in unauthorized disclosure of our customers’ sensitive data could cause material reputational harm.

Intuit Fiscal 2023 Form 10-K	17

Tables of Contents
We have public environmental, social, and governance (ESG) commitments, including our goals to increase the diversity of our workforce, create and prepare individuals for jobs and have a positive impact on the climate. Our ability to achieve these goals is subject to numerous risks that may be outside of our control. Our failure or perceived failure to achieve our ESG goals or maintain ESG practices that meet evolving stakeholder expectations could harm our reputation, adversely impact our ability to attract and retain employees or customers, and expose us to increased scrutiny from the investment community and enforcement authorities. Our reputation also may be harmed by the perceptions that our customers, employees and other stakeholders have about our action or inaction on social, ethical, or political issues. Damage to our reputation and loss of brand equity may reduce demand for our products and services and thus have an adverse effect on our future financial results, as well as require additional resources to rebuild our reputation and restore the value of the brands and could also reduce our stock price.
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
•unidentified issues not discovered in our due diligence process, including product or service quality issues, security policies, standards, and practices, intellectual property issues and legal contingencies;
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
•loss of key employees who leave us as a result of a divestiture; and
•if customers or partners of the divested business do not receive the same level of service from the new owners, or the new owners do not handle the customer data with the same level of care, our other businesses may be adversely affected, to the extent that these customers or partners also purchase other products offered by us or otherwise conduct business with our retained business.
In addition, any acquisition or divestiture that we announce may not be completed if closing conditions are not satisfied. Because acquisitions and divestitures are inherently risky, our transactions may not be successful and may, in some cases, harm

Intuit Fiscal 2023 Form 10-K	18

Tables of Contents
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
We host, collect, use and retain large amounts of sensitive and personal customer and workforce data, including credit card information, tax return information, bank account numbers, credit report information, login credentials and passwords, personal and business financial data and transactions data, social security numbers and payroll information, as well as our confidential, nonpublic business information. We use commercially available security technologies and security and business controls to limit access to and use of such sensitive data. Although we expend significant resources to implement security protections designed to shield this data against potential theft and security breaches, such measures cannot provide absolute security.
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
Further, the security measures that we implement may not be able to prevent unauthorized access to our products and our customers’ account data. While we require annual security training for our workforce, malicious third parties have in the past, and may in the future, be able to fraudulently induce members of our workforce, customers, vendors, partners, or users by social engineering means, such as email phishing, to disclose sensitive information in order to gain access to our systems. It is also possible that unauthorized access to or disclosure of customer data may occur due to inadequate use of security controls by our customers or our workforce. Accounts created with weak or recycled passwords could allow cyber-attackers to gain access to customer data. Unauthorized persons could gain access to customer accounts if customers do not maintain effective access controls of their systems and software. In addition, we have and will continue to experience new and more frequent attempts by malicious third parties to fraudulently gain access to our systems, such as through increased email phishing of our workforce, customers, and users.
Criminals may also use stolen identity information obtained outside of our systems to gain unauthorized access to our customers’ data. We have experienced such instances in the past and as the accessibility of stolen identity information increases, generally, we may experience further instances of unauthorized access to our systems through the use of stolen identity information of our customers or our workforce in the future. Further, our customers may choose to use the same login credentials across multiple products and services unrelated to our products. Such customers’ login credentials may be stolen from products offered by third-party service providers unrelated to us and the stolen identity information may be used by a malicious third party to access our products, which could result in disclosure of confidential information. In addition, our shift to a hybrid workplace model, where our workforce will spend a portion of their time working in our offices and a portion of their time working remotely, introduces operational complexity that exacerbates our security-related risks.
Our efforts to protect data may also be unsuccessful due to software bugs (whether open source or proprietary code), break-ins, workforce error or other threats that evolve.
Further, because we have created an ecosystem where customers can have one identity across multiple Intuit products, a security incident may give access to increased amounts of customer data. This may result in disclosure of confidential information, loss of customer confidence in our products, possible litigation, material harm to our reputation and financial condition, disruption of our or our customers’ business operations, and a decline in our stock price. From time to time, we

Intuit Fiscal 2023 Form 10-K	19

Tables of Contents
detect, or receive notices from customers or public or private agencies that they have detected, actual or perceived vulnerabilities in our infrastructure, our software or third-party software components that are distributed with our products or fraudulent activity by unauthorized persons utilizing our products with stolen customer identity information. The existence of such vulnerabilities or fraudulent activity, even if they do not result in a security breach, may undermine customer confidence as well as the confidence of government agencies that regulate our offerings. Such perceived vulnerabilities could also seriously harm our business by tarnishing our reputation and brand and limiting the adoption of our products and services and could cause our stock price to decline. In some cases, such vulnerabilities may not be immediately detected, which could exacerbate the risk of a security incident and the related effects on our businesses.
Additionally, Credit Karma is subject to an order issued in 2014 by the Federal Trade Commission (FTC) that, among other things, requires maintenance of a comprehensive security program relating to the development and management of new and existing products and services and biennial independent security assessments for 20 years from the date of the order. To the extent Credit Karma shares data covered by the order with Intuit, the order may apply to Intuit with respect to such data. Credit Karma’s failure to fulfill the requirements of the FTC’s order could result in fines, penalties, regulatory inquiries, investigations and claims, and negatively impact our business and reputation.
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
The continued occurrence of cyberattacks and data breaches on governments, businesses and consumers in general indicates that we operate in an external environment where cyberattacks and data breaches are becoming increasingly common. If the global cybersecurity environment worsens, and there are increased instances of security breaches of third-party offerings where consumers’ data and sensitive information is compromised, consumers may be less willing to use online offerings, particularly offerings like ours in which customers often share sensitive financial data. Additionally, political uncertainty and military actions, such as the Russia-Ukraine War, may subject us and our service providers to heightened risks of security incidents. In addition, the increased availability of data obtained as a result of breaches of third-party offerings could make our own products more vulnerable to fraudulent activity. Even if our products are not affected directly by such incidents, any such incident could damage our reputation and deter current and potential customers from adopting our products and services or lead customers to cease using online and connected software products to transact financial business altogether.

If we are unable to effectively combat the increasing amount and sophistication of fraudulent activities by malicious third parties, we may suffer losses, which may be substantial, and lose the confidence of our customers and government agencies and our revenues and earnings may be harmed.
Many of the industries in which we operate have been experiencing an increasing amount of fraudulent activities by malicious third parties, and those fraudulent activities are becoming increasingly sophisticated. Although we do not believe that any of this activity is uniquely targeted at our products or businesses, this type of fraudulent activity may adversely impact our tax, payroll, payments, lending, marketing automation and personal financial management businesses, and the risk is heightened when our workforce is working both on campus and remotely under our hybrid work model. In addition to any losses that may result from such fraud, which may be substantial, a loss of confidence by our customers or by governmental agencies in our ability to prevent fraudulent activity may seriously harm our business and damage our brand. If we cannot adequately combat such fraudulent activity, governmental authorities may refuse to allow us to continue to offer the affected services, or these services may otherwise be adversely impacted, which could include federal or state tax authorities refusing to allow us to

Intuit Fiscal 2023 Form 10-K	20

Tables of Contents
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
Our operations process a significant volume and dollar value of transactions on a daily basis, especially in our money and personal financial management businesses. Despite our efforts to ensure that effective processing systems and controls are in place to handle transactions appropriately, it is possible that we may make errors or that funds may be misappropriated due to fraud. The likelihood of any such error or misappropriation is magnified as we increase the volume and speed of the transactions we process. If we are unable to effectively manage our systems and processes, or if there is an error in our products, we may be unable to process customer data in an accurate, reliable and timely manner, which may harm our reputation, the willingness of customers to use our products, and our financial results. In our payments processing service business, if a disputed transaction between a merchant and its customer is not resolved in favor of the merchant, we may be required to pay those amounts to the payment or credit card network and these payments may exceed the amount of the customer reserves established to make such payments.
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
Our business operations, information technology and communications systems are vulnerable to damage or interruption from natural disasters, effects of climate change, human error, malicious attacks, fire, power loss, telecommunications failures, computer viruses and malware, computer denial of service attacks, terrorist attacks, public health emergencies and other events beyond our control. For example, we shifted to operations under a hybrid workplace model where our workforce spends a portion of their time working in our offices and a portion of their time working remotely. This model has introduced new execution risks and we may experience longer-term disruptions to our operations as we evolve our workplace model, any of which may impair our ability to perform critical functions or could make it considerably more difficult to develop, enhance and support our products and services.
In addition, since our corporate headquarters and other critical business operations are located near major seismic faults, our recovery in the event of a major earthquake or other catastrophic event may require us to expend significant time and resources and may adversely affect our financial condition and operating results. Further, the adverse effects of any such adverse event would be exacerbated if experienced at the same time as another unexpected and adverse event. In the event of a major natural or man-made disaster, our insurance coverage may not completely compensate us for our losses and our future financial results may be materially harmed.

Intuit Fiscal 2023 Form 10-K	21

Tables of Contents
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
Our growth is increasingly dependent on the strength of our business relationships and our ability to continue to develop, manage and maintain new and existing relationships with third-party partners. We rely on various third-party partners, including software and service providers, platforms, suppliers, credit reporting bureaus, vendors, manufacturers, distributors, accountants, contractors, financial institutions, core processors, licensing partners and development partners, among others, in many areas of our business in order to deliver our offerings and operate our business. Credit Karma generates revenue from its relationships with financial institution partners, which are subject to particular risks that affect their willingness to offer their products on Credit Karma's platform, such as adverse economic conditions, the introduction of competing products on their platforms, and an increasing complexity in the regulatory environment. We also rely on third parties to support the operation of our business by maintaining our physical facilities, equipment, power systems and infrastructure. In certain instances, these third-party relationships are sole source or limited source relationships and can be difficult to replace or substitute depending on the level of integration of the third party’s products or services into, or with, our offerings and/or the general availability of such third party’s products and services. In addition, there may be few or no alternative third-party providers or vendors in the market. Further, there can be no assurance that we will be able to adequately retain third-party contractors engaged to help us operate our business.
Additionally, the business operations of our third-party partners and the third-party partners who support them have been and could continue to be disrupted by the effects of uncertain macroeconomic environment and global events, including pandemics and endemics. If our third-party partners are unable to help us operate our business or prevent us from delivering critical services to our customers or accepting and fulfilling customer orders, our business and financial results may be negatively impacted. The failure of third parties to provide acceptable and high quality products, services and technologies or to update their products, services and technologies may result in a disruption to our business operations and our customers, which may reduce our revenues and profits, cause us to lose customers and damage our reputation. Alternative arrangements and services may not be available to us on commercially reasonable terms or at all, or we may experience business interruptions upon a transition to an alternative partner.
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
In particular, we have relationships with banks, credit unions and other financial institutions that support certain critical services we offer to our customers. If macroeconomic conditions or other factors cause any of these institutions to fail, consolidate, stop providing certain services or institute cost-cutting efforts, or give rise to speculation relating to such events, our business and financial results may suffer and we may be unable to offer those services to our customers. For example, if one of the counterparty financial institutions with whom we have significant deposits were to become insolvent, placed into receivership, or file for bankruptcy, our ability to recover our assets from such counterparty may be limited, which could negatively impact our results of operations and financial condition.
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

Intuit Fiscal 2023 Form 10-K	22

Tables of Contents
financial technology, mobile technologies, data science, artificial intelligence and data security are in high demand and we have faced and will continue to face intense competition globally to attract and retain a diverse workforce with these and other skills that are critical to our success. This is especially the case in California and India where a significant number of our employees are located. The compensation and incentives we have available to attract, retain and motivate employees may not meet the expectations of current and prospective employees as the competition for talent intensifies. For example, our equity awards may become less effective if our stock price decreases or increases at a slower rate than our talent competitors'. In addition, if we were to issue significant additional equity to attract or retain employees, the ownership of our existing stockholders would be diluted and our related expenses would increase. Other factors may make it more challenging for us to continue to successfully attract, retain and develop key employees. For example, current and prospective employees may seek new or different opportunities based on mobility, location flexibility or any challenges we face in the success of our hybrid work model or achieving our publicly stated workforce diversity goals.
Uncertainty in the development, deployment, and use of artificial intelligence in our platform and products and by our customers may result in harm to our business and reputation.

We continue to build systems and tools that incorporate AI-based technologies, including generative AI for customers, experts, and our workforce. We also use third parties to support this work. As with many innovations, AI presents risks and challenges that could adversely impact our business. The development, adoption, and use for generative AI technologies are still in their early stages and ineffective or inadequate AI development or deployment practices by Intuit or third-party developers or vendors could result in unintended consequences. For example, AI algorithms that we use may be flawed or may be based on datasets that are biased or insufficient. In addition, any latency, disruption, or failure in our AI systems or infrastructure could result in delays or errors in our offerings. Developing, testing, and deploying resource-intensive AI systems may require additional investment and increase our costs. There also may be real or perceived social harm, unfairness, or other outcomes that undermine public confidence in the use and deployment of AI. In addition, third parties may deploy AI technologies in a manner that reduces customer demand for our products and services. Any of the foregoing may result in decreased demand for our products or harm to our business, results of operations or reputation.

The legal and regulatory landscape surrounding AI technologies is rapidly evolving and uncertain including in the areas of intellectual property, cybersecurity, and privacy and data protection. For example, there is uncertainty around the validity and enforceability of intellectual property rights related to our use, development, and deployment of AI. Compliance with new or changing laws, regulations or industry standards relating to AI may impose significant operational costs and may limit our ability to develop, deploy or use AI technologies. Failure to appropriately respond to this evolving landscape may result in legal liability, regulatory action, or brand and reputational harm.
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

Intuit Fiscal 2023 Form 10-K	23

Tables of Contents
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
While we seek to mitigate our business risks associated with climate change by establishing robust environmental programs and partnering with organizations that are also focused on mitigating their own climate-related risks, we recognize that there are inherent climate-related risks wherever business is conducted. Any of our primary workplace locations may be vulnerable to the adverse effects of climate change. For example, our offices globally have historically experienced, and are projected to continue to experience, climate-related events at an increasing frequency, including drought, water scarcity, heat waves, cold waves, wildfires and resultant air quality impacts and power shutoffs associated with wildfire prevention. Furthermore, it is more difficult to mitigate the impact of these events on our employees to the extent they work from home. Changing market dynamics, global policy developments and the increasing frequency and impact of extreme weather events on critical infrastructure in the U.S. and elsewhere have the potential to disrupt our business, the business of our third-party suppliers and the business of our customers, and may cause us to experience higher attrition, losses and additional costs to maintain or resume operations. We also expect to face increasing regulatory requirements and regulatory scrutiny related to climate matters, resulting in higher associated compliance costs. Additionally, failure to uphold, meet or make timely forward progress against our public commitments and goals related to climate action could adversely affect our reputation with suppliers and customers, financial performance or ability to recruit and retain talent.

Intuit Fiscal 2023 Form 10-K	24

Tables of Contents
LEGAL AND COMPLIANCE RISKS
Increasing and changing government regulation of our businesses may harm our operating results.
We are subject to federal, state, local and international laws and regulations that affect our and our customers' activities, including, without limitation, labor, advertising and marketing, tax, financial services, data privacy and security, electronic funds transfer, money transmission, lending, digital content, consumer protection, real estate, billing, e-commerce, promotions, quality of services, intellectual property ownership and infringement, import and export requirements, anti-bribery and anti-corruption, insurance, foreign exchange controls and cash repatriation restrictions, anti-competition, environmental, health and safety, and other regulated activities. There have been significant new regulations and heightened focus by the government on many of these areas. As we expand our products and services and evolve our business models, both domestically and internationally, we may become subject to additional government regulation or increased regulatory scrutiny. For example, the regulation of emerging technologies that we may incorporate into our offerings, such as artificial intelligence and blockchain, is still an evolving area, and it is possible that we could become subject to new regulations that negatively impact our operations and results. Further, regulators (both in the U.S. and in other jurisdictions in which we operate) may adopt new laws or regulations, change existing regulations, or their interpretation of existing laws or regulations may differ from ours. We have in the past and may in the future be subject to regulations in response to global pandemics and endemics that may impact our business, our workforce, and workplaces. Such restrictions have disrupted and may continue to disrupt our business operations and limit our ability to perform critical functions.
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
Complex and evolving privacy and data protection regulations or changing customer expectations could result in claims, changes to our business practices, penalties or increased cost of operations or otherwise harm our business.
Regulations related to the provision of online services are continually evolving as federal, state and foreign governments adopt new or modify existing laws and regulations addressing data privacy, cybersecurity, the collection, processing, storage, transfer and use of data, and the use of AI. Many jurisdictions in which we operate globally have enacted, or are in the process of enacting, data privacy legislation or regulations aimed at creating and enhancing individual privacy rights. For example, the General Data Protection Regulation (GDPR) regulates the collection, use, and retention of personal information by our offerings in the EU. In addition, a growing number of U.S. states have enacted or introduced data privacy laws and regulations. Several countries have established specific legal requirements for cross-border data transfers and governmental authorities and privacy advocates around the world continue to propose new regulatory actions concerning data protection. For example, some jurisdictions are considering regulatory frameworks for AI, and generative AI, that implicate data protection laws.
These laws and regulations may be inconsistent across jurisdictions and are subject to evolving and differing (sometimes conflicting) interpretations. In our efforts to meet the various data privacy regulations that apply to us, we have made and continue to make certain operational changes to our products, business practices, and use of certain third party tools and vendors. Additionally, customer sensitivity to privacy continues to increase and our privacy statements and practices may create additional customer expectations about the collection, use, and sharing of personal information.
In addition, the evolution of global privacy treaties and frameworks has created compliance uncertainty and increased complexity. For example, the judicial invalidation of the EU-U.S. and Swiss-U.S. Privacy Shield frameworks that we relied on to transfer data has created additional compliance challenges for the transfer of EU personal data to the U.S. While a new EU-U.S. Privacy Shield framework has been proposed, its ultimate adoption and precise requirements are uncertain. While we rely on alternative approved methods for the transfer of this data, ongoing legal challenges to these and other transfer mechanisms could cause us to incur costs or change our business practices in a manner adverse to our business.
Each of these privacy, security and data protection requirements could impose significant limitations on us, require changes to our business, require notification to customers or workers of a security incident, restrict our use or storage of personal information, limit our use of third-party tools and vendors, or cause changes in customer purchasing behavior that may make our business more costly, less efficient or impossible to conduct, and may require us to modify our current or future products or services, which may make customers less likely to purchase our products and may harm our future financial results. Additionally, any actual or alleged noncompliance with these laws and regulations, or failure to meet customer expectations could result in negative publicity or harm to our reputation and subject us to investigations, claims or other remedies, including demands that we modify or cease existing business practices, and expose us to significant fines, penalties and other damages.

Intuit Fiscal 2023 Form 10-K	25

Tables of Contents
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
We may become increasingly subject to infringement claims, including patent, copyright, trade secret, and trademark infringement claims. Litigation may be necessary to determine the validity and scope of the intellectual property rights of others. We have received a number of allegations of intellectual property infringement claims in the past and expect to receive more claims in the future based on allegations that our offerings infringe upon the intellectual property held by third parties. Some of these claims are the subject of pending litigation against us and against some of our customers. These claims may involve patent holding companies or other adverse intellectual property owners who have no relevant product revenues of their own, and against whom our own intellectual property may provide little or no deterrence. The ultimate outcome of any allegation is uncertain and, regardless of outcome, any such claim, with or without merit, may be time consuming to defend, result in costly litigation, divert management’s time and attention from our business, require us to stop selling, delay shipping or redesign of our products, or require us to pay monetary damages for royalty or licensing fees, or to satisfy indemnification obligations that we have with some of our customers. Our failure to obtain necessary license or other rights, or litigation arising out of intellectual property claims may harm our business.
We are subject to risks associated with information disseminated through our services.
The laws relating to the liability of online services companies for information such as online content disseminated through their services are subject to frequent challenges, and there has been an increasing demand for repealing or limiting the protections afforded by these laws through either judicial decision or legislation. In spite of settled law in the U.S., claims are made against online services companies by parties who disagree with the content. Where our online content is accessed on the internet outside of the U.S., challenges may be brought under foreign laws which do not provide the same protections for online services companies as in the U.S. These challenges in either U.S. or foreign jurisdictions may require altering or limiting some of our services or may require additional contractual terms to avoid liabilities for our customers’ misconduct and may further give rise to legal claims alleging defamation, libel, invasion of privacy, negligence, copyright or trademark infringement, or other theories based on the nature and content of the materials disseminated through the services. Certain of our services include content generated by users of our online services. Although this content is not generated by us, claims of defamation or other injury may be made against us for that content. Any costs incurred as a result of this potential liability may harm our business.
FINANCIAL RISKS
The results of operations of our tax business may fluctuate from period to period due to the seasonality of the business and other factors beyond our control.
Our tax offerings have significant seasonal patterns. Revenue from income tax preparation products and services has historically been heavily concentrated from November through April, as the tax filing deadline for the IRS and many states is traditionally in April. This seasonality has caused significant fluctuations in our quarterly financial results. In addition, unanticipated changes to federal and state tax filing deadlines may further exacerbate the impact of the seasonality.
Our financial results may also fluctuate from quarter to quarter and year to year due to a variety of other factors, including factors that may affect the timing of revenue recognition. These include the timing of the availability of federal and state tax forms from taxing agencies and the ability of those agencies to receive electronic tax return submissions; changes to our offerings that result in the inclusion or exclusion of ongoing services; changes in product pricing strategies or product sales mix; changes in customer behavior; and the timing of our discontinuation of support for older product offerings. Other factors, including unanticipated changes to the tax code or the administration of government programs and payments by tax authorities, may cause variations from year to year in the number of tax filers. Any of the foregoing could negatively impact the number of tax returns we prepare and file and the operating results of our tax business. Other factors that may affect our quarterly or annual financial results include the timing of acquisitions, divestitures, and goodwill and acquired intangible asset impairment charges. Any fluctuations in our operating results may adversely affect our stock price.

Intuit Fiscal 2023 Form 10-K	26

Tables of Contents
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
Adverse macroeconomic conditions, and perceptions or expectations about current or future conditions, such as volatility or distress in the financial markets, recession or inflationary pressures, slowing growth, rising interest rates, rising unemployment, rising consumer debt levels, reduced consumer confidence or economic activity, government fiscal and tax policies, U.S. and international trade relationships, government shutdowns and austerity programs could negatively affect our business and financial condition. These macroeconomic conditions or global events, such as political instability and war, have caused, and could, in the future, cause disruptions and volatility in global financial markets, increased rates of default and bankruptcy, decreases in consumer and small business spending and other unforeseen consequences. It is difficult to predict the impact of such events on our partners, customers, members, or economic markets more broadly, which have been and will continue to be highly dependent upon the actions of governments and businesses in response to macroeconomic events, and the effectiveness of those actions. For example, in response to increasing inflation, the U.S. Federal Reserve has repeatedly raised interest rates since 2022 and signaled it expects additional rate increases in the future. Additionally, adverse developments that affect financial institutions, such as bank failures, or concerns or speculation about similar events or risks, could lead to liquidity challenges and further instability in the financial markets, which may in turn cause third parties, including customers, to become unable to meet their obligations under various types of financial arrangements. Moreover, because the majority of our revenue is derived from sales within the U.S., economic conditions in the U.S. have an even greater impact on us than companies with a more diverse international presence. Macroeconomic conditions, and perceptions or expectations about current or future conditions, could cause potential new customers not to purchase or to delay purchasing our products and services, and could cause our existing customers to discontinue purchasing or delay upgrades of our existing products and services. In addition, financial institution partners have decreased or suspended their activity on Credit Karma’s platform and may continue to do so, and increased interest rates may make offers from Credit Karma’s financial institution partners less attractive to Credit Karma's members. Members may decrease their engagement on the platform or their creditworthiness could be negatively impacted, reducing members' ability to qualify for credit cards and loans. Decreased consumer spending levels could also reduce payment processing volumes causing reductions in our payments revenue. High unemployment and changes in the tax code and the government programs that are administered by tax authorities have caused, and could in the future cause, a significant decrease in the number of tax returns filed, which may have a significant effect on the number of tax returns we prepare and file. In addition, weakness in the end-user consumer and small business markets could negatively affect the cash flow of our distributors and resellers who could, in turn, delay paying their obligations to us, which could increase our credit risk exposure and cause delays in our recognition of revenue or future sales to these customers. Adverse economic conditions may also increase the costs of operating our business, including vendor, supplier and workforce expenses. Additionally, any inability to access the capital markets when needed due to volatility or illiquidity in the markets or increased regulatory liquidity and capital requirements may strain our liquidity positions. Such conditions may also expose us to fluctuations in foreign currency exchange rates or interest rates that could materially and adversely affect our financial results. Any of the foregoing could harm our business and negatively impact our future financial results.

Intuit Fiscal 2023 Form 10-K	27

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
Our acquisitions have resulted in significant expenses, including amortization and impairment of acquired technology and other acquired intangible assets, and impairment of goodwill. Total costs and expenses in these categories were $646 million in fiscal 2023; $556 million in fiscal 2022; and $196 million in fiscal 2021. Although under current accounting rules goodwill is not amortized, we may incur impairment charges related to the goodwill already recorded and to goodwill arising out of future acquisitions. We test the impairment of goodwill annually in our fourth fiscal quarter or more frequently if indicators of impairment arise. The timing of the formal annual test may result in charges to our statement of operations in our fourth fiscal quarter that may not have been reasonably foreseen in prior periods. At July 31, 2023, we had $13.8 billion in goodwill and $6.4 billion in net acquired intangible assets on our consolidated balance sheet, both of which may be subject to impairment charges in the future. New acquisitions, and any impairment of the value of acquired intangible assets, may have a significant negative impact on our future financial results.
We have incurred indebtedness and may incur other debt in the future, which may adversely affect our financial condition and future financial results.
As of July 31, 2023, we had an aggregate of $6.1 billion of indebtedness outstanding under our senior unsecured notes, senior unsecured credit facility, and secured credit facilities. Under the agreements governing our indebtedness, we are permitted to incur additional debt. This debt, and any debt that we may incur in the future, may adversely affect our financial condition and future financial results by, among other things:
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
Additionally, the agreements governing our indebtedness impose restrictions on us and require us to comply with certain covenants. For example, our credit facilities restrict the ability of our subsidiaries to incur indebtedness and require us to maintain compliance with specified financial ratios. Our ability to comply with these ratios may be affected by events beyond our control. In addition, our credit facilities and the indenture governing our senior unsecured notes limit our ability to create liens on our and subsidiaries’ assets and engage in sale and leaseback transactions. If we breach any of these covenants and do not obtain a waiver from the lenders or the noteholders, as applicable, then, subject to applicable cure periods, any or all of our outstanding indebtedness may be declared immediately due and payable. There can be no assurance that any refinancing or additional financing would be available on terms that are favorable or acceptable to us, if at all.
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

Intuit Fiscal 2023 Form 10-K	28

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
Our stock price is subject to changes in recommendations or earnings estimates by financial analysts, changes in investors’ or analysts’ valuation measures for our stock, our credit ratings and market trends unrelated to our performance. Furthermore, speculation in the press or investment community about our strategic position, financial condition, results of operations, business, security of our products, or legal proceedings can cause changes in our stock price. These factors, as well as general economic and political conditions, including the effects of a general slowdown in the global economy, inflationary pressures, pandemics and endemics, the Russia-Ukraine war, and the timing of announcements in the public market regarding new products, product enhancements or technological advances by our competitors or us, and any announcements by us of acquisitions, major transactions, or management changes may adversely affect our stock price. Moreover, inflationary pressures, pandemics and endemics, and the Russia-Ukraine war have caused significant volatility in the global financial markets, which has resulted in significant volatility in our stock price recently. Further, any changes in the amounts or frequency of share repurchases or dividends may also adversely affect our stock price. A significant drop in our stock price could expose us to the risk of securities class action lawsuits, which may result in substantial costs and divert management’s attention and resources, which may adversely affect our business.

ITEM 1B - UNRESOLVED STAFF COMMENTS
None.

ITEM 2 - PROPERTIES
Our principal locations, their purposes, and the expiration dates for the leases on facilities at those locations as of July 31, 2023, are shown in the table below. We have renewal options on many of our leases.

Location	Purpose	Approximate Square Feet	Principal Lease Expiration Dates

Mountain View, California	Corporate headquarters and principal offices for Small Business & Self-Employed segment	487,000	2024 - 2026
Mountain View, California	Corporate headquarters and principal offices for Small Business & Self-Employed segment	185,000	Owned
Bangalore, India	Principal offices for Intuit India	478,000	2024 - 2027
San Diego, California	Principal offices for Consumer segment	466,000	Owned
Oakland, California	Principal offices for Credit Karma segment	167,000	2031
Plano, Texas	Principal offices for ProTax segment	166,000	2026
We also lease or own facilities in a number of domestic locations and lease facilities internationally in Canada, Israel, the United Kingdom, Australia, and several other locations. We believe our facilities are suitable and adequate for our current and near-term needs, and that we will be able to locate additional facilities as needed. See Note 10 to the consolidated financial statements in Item 8 of this Annual Report for more information about our lease commitments.

ITEM 3 - LEGAL PROCEEDINGS
See Note 14 to the consolidated financial statements in Item 8 of this Annual Report for a description of legal proceedings.

ITEM 4 - MINE SAFETY DISCLOSURES
None.

Intuit Fiscal 2023 Form 10-K	29

Tables of Contents

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information for Common Stock
Intuit’s common stock is quoted on the Nasdaq Global Select Market under the symbol “INTU.”
Stockholders
As of August 25, 2023, we had approximately 585 record holders and approximately 1,770,000 beneficial holders of our common stock.
Dividends
We declared cash dividends that totaled $3.12 per share of outstanding common stock, or $898 million, during fiscal 2023 and $2.72 per share of outstanding common stock, or $781 million, during fiscal 2022. In August 2023, our Board of Directors declared a quarterly cash dividend of $0.90 per share of outstanding common stock payable on October 17, 2023 to stockholders of record at the close of business on October 9, 2023. We currently expect to continue to pay comparable cash dividends on a quarterly basis in the future; however, future declarations of dividends and the establishment of future record dates and payment dates are subject to the final determination of our Board of Directors.
Recent Sales of Unregistered Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Stock repurchase activity during the three months ended July 31, 2023 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans

May 1, 2023 through May 31, 2023	454,836	$429.17	454,836	$1,816,346,071
June 1, 2023 through June 30, 2023	334,450	$444.42	334,450	$1,667,708,387
July 1, 2023 through July 31, 2023	252,530	$480.56	252,530	$1,546,351,912
Total	1,041,816	$446.52	1,041,816
Note: On August 19, 2022, our Board approved an increased authorization under our existing stock repurchase program to purchase up to an additional $2 billion of our common stock. All of the shares repurchased during the three months ended July 31, 2023, were purchased under this plan. At July 31, 2023, we had authorization from our Board of Directors for up to $1.5 billion in stock repurchases. On August 22, 2023, our Board approved an increase in the authorization under the existing stock repurchase program under which we are authorized to repurchase up to an additional $2.3 billion of our common stock.

Intuit Fiscal 2023 Form 10-K	30

Tables of Contents
Company Stock Price Performance
The graph below compares the cumulative total stockholder return on Intuit common stock for the last five full fiscal years with the cumulative total returns on the S&P 500 Index and the Morgan Stanley Technology Index for the same period. The graph assumes that $100 was invested in Intuit common stock and in each of the other indices on July 31, 2018, and that all dividends were reinvested. The comparisons in the graph below are based on historical data – with Intuit common stock prices based on the closing price on the dates indicated – and are not intended to forecast the possible future performance of Intuit’s common stock.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Intuit Inc., the S&P 500 Index,
and Morgan Stanley Technology Index

$300
$250
$200
$150
$100
7/18
7/19
7/20
7/21
7/22
7/23
Intuit Inc.
S&P 500
Morgan Stanley Technology Index

Copyright© 2023 Standard and Poor’s, a division of S&P Global. All rights reserved.

	July 31, 2018	July 31, 2019	July 31, 2020	July 31, 2021	July 31, 2022	July 31, 2023
Intuit Inc.	$100.00	$136.87	$152.39	$265.17	$229.51	$259.35
S&P 500	$100.00	$107.99	$120.90	$164.96	$157.31	$177.78
Morgan Stanley Technology Index	$100.00	$111.79	$160.06	$221.17	$199.64	$250.87

ITEM 6 - [RESERVED]

Intuit Fiscal 2023 Form 10-K	31

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

You should note that this MD&A contains forward-looking statements that involve risks and uncertainties. Please see the section entitled “Forward-Looking Statements” immediately preceding Part I of this Annual Report for important information to consider when evaluating such statements.
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
On August 1, 2022, to better align our personal finance strategy, our Mint offering moved from our Consumer segment to our Credit Karma segment. Revenue and operating results for Mint are not material, and the previously reported segment results have not been reclassified. Effective August 1, 2022, the operating results for Mint are included in the Credit Karma segment.
On August 1, 2022, we renamed our ProConnect segment as the ProTax segment. This segment continues to serve professional accountants.

EXECUTIVE OVERVIEW
This overview provides a high-level discussion of our operating results and some of the trends that affect our business. We believe that an understanding of these trends is important in order to understand our financial results for fiscal 2023, as well as our future prospects. This summary is not intended to be exhaustive, nor is it a substitute for the detailed discussion and analysis provided elsewhere in this Annual Report on Form 10-K.

Industry Trends and Seasonality
Industry Trends
Artificial intelligence (AI) is transforming multiple industries, including financial technology. Disruptive start-ups, emerging ecosystems, and mega-platforms are harnessing new technology to create personalized experiences, deliver data-driven insights, and increase speed of service. These shifts are creating a more dynamic and highly competitive environment where customer expectations are shifting around the world as more services become digitized and the array of choices continues to increase.

Intuit Fiscal 2023 Form 10-K	32

Tables of Contents
Seasonality
Our Consumer and ProTax offerings have a significant and distinct seasonal pattern as sales and revenue from our income tax preparation products and services are typically concentrated in the period from November through April. This seasonal pattern typically results in higher net revenues during our second and third quarters ending January 31 and April 30, respectively.
In fiscal 2021, the IRS extended the tax filing deadline from April to May 17, 2021. As a result of this extension, a significant amount of our fiscal 2021 Consumer segment and ProTax segment revenues were recognized in the fourth quarter as compared to the third quarter of fiscal 2023 and 2022.
We expect the seasonality of our Consumer and ProTax businesses to continue to have a material impact on our quarterly financial results in the future.

Key Challenges and Risks
Our growth strategy depends upon our ability to initiate and embrace disruptive technology trends, to enter new markets, and to drive broad adoption of the products and services we develop and market. Our future growth also increasingly depends on the strength of our third-party business relationships and our ability to continue to develop, maintain, and strengthen new and existing relationships. To remain competitive and continue to grow, we are investing significant resources in our product development, marketing, and sales capabilities, and we expect to continue to do so in the future. Much of our future success also depends on our ability to continue to attract, retain, and develop highly skilled employees in a highly competitive talent environment.
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

Intuit Fiscal 2023 Form 10-K	33

Tables of Contents

Overview of Financial Results
The most important financial indicators that we use to assess our business are revenue growth for the company as a whole and for each reportable segment; operating income growth for the company as a whole; earnings per share; and cash flow from operations. We also track certain non-financial drivers of revenue growth and, when material, identify them in the applicable discussions of segment results below. Service offerings are a significant part of our business. Our total service and other revenue was $12.4 billion, or 86% of our total revenue in fiscal 2023, and we expect our total service and other revenue to continue to grow in the future.
Key highlights for fiscal 2023 include the following:

Revenue of	Small Business & Self-Employed revenue of	Consumer revenue of
$14.4 B	$8.0 B	$4.1 B
up 13% from fiscal 2022	up 24% from fiscal 2022	up 6% from fiscal 2022

Credit Karma revenue of	ProTax revenue of	Operating income of
$1.6 B	$561 M	$3.1 B
down 9% from fiscal 2022	up 3% from fiscal 2022	up 22% from fiscal 2022

Net income of	Diluted net income per share of	Cash flow from operations of
$2.4 B	$8.42	$5.0 B
up 15% from fiscal 2022	up 16% from fiscal 2022	up 30% from fiscal 2022

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
In preparing our consolidated financial statements in accordance with U.S. generally accepted accounting principles (GAAP), we are required to make estimates, assumptions, and judgments that can have a material impact on our net revenue, operating income or loss and net income or loss, as well as on the value of certain assets and liabilities on our consolidated balance sheets. We believe that the estimates, assumptions, and judgments involved in the following accounting policies have the greatest potential impact on our consolidated financial statements, so we consider these to be our critical accounting policies:
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

Intuit Fiscal 2023 Form 10-K	34

Tables of Contents
Revenue Recognition
We derive our revenue primarily from the sale of online services such as tax, accounting, payroll, merchant payment processing services, delivery of qualified links, marketing automation, customer relationship management, and packaged desktop software products and desktop software subscriptions. Our contracts with customers often include promises to transfer multiple products and services. In determining how revenue should be recognized, a five-step process is used, which requires judgment and estimates within the revenue recognition process. The primary judgments include identifying the performance obligations in the contract and determining whether the performance obligations are distinct. If any of these judgments were to change, it could cause a material increase or decrease in the amount of revenue we report in a particular period. For additional information, see “Revenue Recognition” in Note 1 to the consolidated financial statements in Item 8 of this Annual Report.
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
Goodwill, Acquired Intangible Assets and Other Long-Lived Assets – Impairment Assessments
We estimate the fair value of acquired intangible assets and other long-lived assets that have finite useful lives whenever an event or change in circumstances indicates that the carrying value of the asset may not be recoverable. We test for potential impairment of goodwill annually in our fourth fiscal quarter or whenever indicators of impairment arise. The timing of the annual test may result in charges to our consolidated statements of operations in our fourth fiscal quarter that could not have been reasonably foreseen in prior periods.
As described in “Description of Business and Summary of Significant Accounting Policies – Goodwill, Acquired Intangible Assets and Other Long-Lived Assets,” in Note 1 to the consolidated financial statements in Item 8 of this Annual Report, in order to estimate the fair value of goodwill, we use a weighted combination of a discounted cash flow model (known as the income approach) and comparisons to publicly traded companies engaged in similar businesses (known as the market approach). The income approach requires us to use a number of assumptions, including market factors specific to the business, the amount and timing of estimated future cash flows to be generated by the business over an extended period of time, long-term growth rates for the business, and a rate of return that considers the relative risk of achieving the cash flows and the time value of money. We evaluate cash flows at the reporting unit level. Although the assumptions we use in our discounted cash flow model are consistent with the assumptions we use to generate our internal strategic plans and forecasts, significant judgment is required to estimate the amount and timing of future cash flows from each reporting unit and the relative risk of achieving those cash flows. When using the market approach, we make judgments about the comparability of publicly traded companies engaged in similar businesses. We base our judgments on factors such as size, growth rates, profitability, risk, and return on investment. We also make judgments when adjusting market multiples of revenue, operating income, and earnings for these companies to reflect their relative similarity to our own businesses. See Note 6 to the consolidated financial statements in Item 8 of this Annual Report for a summary of goodwill by reportable segment.
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

Intuit Fiscal 2023 Form 10-K	35

Tables of Contents
Item 8 of this Annual Report for a summary of cost, accumulated amortization, and weighted-average life in years for our acquired intangible assets.
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
During the fourth quarters of fiscal 2023, fiscal 2022, and fiscal 2021, we performed our annual goodwill impairment tests. Using the methodology described in “Description of Business and Summary of Significant Accounting Policies – Goodwill, Acquired Intangible Assets and Other Long-Lived Assets,” in Note 1 to the consolidated financial statements in Item 8 of this Annual Report, we determined that the estimated fair values of all of our reporting units substantially exceeded their carrying values and that they were not impaired.
Legal Contingencies
We are subject to certain legal proceedings, as well as demands, claims and threatened litigation that arise in the normal course of our business. We review the status of each significant matter quarterly and assess our potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, we record a liability and an expense for the estimated loss. If we determine that a loss is possible and the range of the loss can be reasonably determined, then we disclose the range of the possible loss. Significant judgment is required in the determination of whether a potential loss is probable, reasonably possible, or remote, as well as in the determination of whether a potential exposure is reasonably estimable. Our accruals are based on the best information available at the time. As additional information becomes available, we reassess the potential liability related to our pending claims and litigation and may revise our estimates. Potential legal liabilities and the revision of estimates of potential legal liabilities could have a material impact on our financial position and results of operations. See Note 14 to the consolidated financial statements in Item 8 of this Annual Report for more information.
Accounting for Income Taxes – Estimates of Deferred Taxes, Valuation Allowances, and Uncertain Tax Positions
We estimate our income taxes based on the various jurisdictions where we conduct business. Significant judgment is required in determining our worldwide income tax provision. The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax rules and the potential for future adjustment of our uncertain tax positions by the United States Internal Revenue Service or other taxing jurisdictions. We estimate our current tax liability and assess temporary differences that result from differing treatments of certain items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which we show on our consolidated balance sheets. We must then assess the likelihood that our deferred tax assets will be realized. To the extent we believe that realization is not likely, we establish a valuation allowance. When we establish a valuation allowance or increase this allowance in an accounting period, we record a corresponding tax expense in our consolidated statements of operations.
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
We recognize and measure benefits for uncertain tax positions using a two-step approach. The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of available evidence indicates that it is more likely than not that the tax position will be sustained upon audit, including resolution of any related appeals or litigation processes. For tax positions that are more likely than not of being sustained upon audit, the second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. Significant judgment is required to evaluate uncertain tax positions. We evaluate our uncertain tax positions on a quarterly basis. Our evaluations are based upon a number of factors, including changes in facts or circumstances, changes in tax law, correspondence with tax authorities during the course of audits, and effective settlement of audit issues. Changes in the recognition or measurement of uncertain tax positions could result in material increases or decreases in our income tax expense in the period in which we make the change, which could have a material impact on our effective tax rate and operating results. See Note 11 to the consolidated financial statements in Item 8 of this Annual Report for more information.

Intuit Fiscal 2023 Form 10-K	36

Tables of Contents

RESULTS OF OPERATIONS
A discussion regarding our financial condition and results of operations for fiscal 2023 compared to fiscal 2022 is presented below. A discussion regarding our financial condition and results of operations for fiscal 2022 compared to fiscal 2021 can be found under Item 7 of Part II in our Annual Report on Form 10-K for the fiscal year ended July 31, 2022, filed with the SEC on September 2, 2022, which is available free of charge on the SEC’s website at www.sec.gov and on the Investor Relations section of our corporate website at investors.intuit.com.

Financial Overview

(Dollars in millions, except per share amounts)	Fiscal 2023	Fiscal 2022	Fiscal 2021	2023-2022 % Change	2022-2021 % Change
Total net revenue	$14,368	$12,726	$9,633	13%	32%
Operating income	3,141	2,571	2,500	22%	3%
Net income	2,384	2,066	2,062	15%	0%
Diluted net income per share	$8.42	$7.28	$7.56	16%	(4%)
Total net revenue increased $1.6 billion, or 13%, in fiscal 2023 compared with fiscal 2022. Our Small Business & Self-Employed segment revenue increased 24% primarily due to growth in our Online Ecosystem revenue. Our fiscal 2022 Online Ecosystem revenue includes Mailchimp revenue from the date of acquisition, which was November 1, 2021, and our fiscal 2023 Online Ecosystem revenue includes Mailchimp revenue for the full fiscal year. Revenue for our Consumer segment increased 6% primarily due to a shift in mix to our higher-priced product offerings including our TurboTax Live and Premium offerings, as well as higher effective prices, partially offset by a decrease in total tax returns. These increases were offset by a 9% decrease in Credit Karma segment revenue, primarily due to decreases in our personal loan, home loan, auto insurance, and auto loan verticals. See “Segment Results” later in this Item 7 for more information.
Operating income increased $570 million, or 22%, in fiscal 2023 compared with fiscal 2022. The increase was due to the higher revenue described above, partially offset by an increase in expenses. Expenses increased primarily due to staffing, share-based compensation, and amortization of other acquired intangible assets, partially offset by a one-time charge related to a settlement recorded in the previous fiscal year and a decrease in marketing expenses. See “Operating Expenses” later in this Item 7 and Note 14 to the consolidated financial statements in Item 8 of this Annual Report for more information.
Net income increased $318 million in fiscal 2023 compared with fiscal 2022 due to the increase in operating income described above, partially offset by increases in income tax expense and interest expense. Interest expense increased as a result of higher interest rates on our term loan, and the term loan was outstanding during the entire twelve month period of fiscal 2023, compared to only nine months during fiscal 2022. Diluted net income per share increased 16% to $8.42 for fiscal 2023, in line with the increase in net income.

Segment Results
The information below is organized in accordance with our four reportable segments. All of our segments operate and sell to customers primarily in the United States. Total international net revenue was approximately 8%, 8%, and 5% of consolidated total net revenue for the twelve months ended July 31, 2023, 2022, and 2021, respectively.
On December 3, 2020, we acquired Credit Karma in a business combination and it operates as a separate reportable segment. We have included the results of operations of Credit Karma in our consolidated statements of operations from the date of acquisition. See Note 7 to the consolidated financial statements in Item 8 of this Annual Report for more information. Segment operating income for Credit Karma includes all direct expenses, which is different from our other reportable segments where we do not allocate all corporate expenses.
On November 1, 2021, we acquired Mailchimp in a business combination. Our Mailchimp offerings are part of our Small Business & Self-Employed segment. We have included the results of operations of Mailchimp in our consolidated statements of operations from the date of acquisition.
On August 1, 2022, to better align our personal finance strategy, our Mint offering moved from our Consumer segment to our Credit Karma segment. Revenue and operating results for Mint are not material, and the previously reported segment results have not been reclassified. Effective August 1, 2022, the operating results for Mint are included in the Credit Karma segment.
On August 1, 2022, we renamed our ProConnect segment as the ProTax segment. This segment continues to serve professional accountants.
Segment operating income is segment net revenue less segment cost of revenue and operating expenses. We include expenses such as corporate selling and marketing, product development, general and administrative, and non-employment related legal and litigation settlement costs, which are not allocated to specific segments, in unallocated corporate items as part of other corporate expenses. For our Credit Karma segment, expenses include all direct expenses related to selling and

Intuit Fiscal 2023 Form 10-K	37

Tables of Contents
marketing, product development, and general and administrative. Unallocated corporate items for all segments include share-based compensation, amortization of acquired technology, amortization of other acquired intangible assets, goodwill and intangible asset impairment charges, and professional fees and transaction charges related to business combinations. These unallocated costs for all segments totaled $4.9 billion in fiscal 2023, $4.3 billion in fiscal 2022, and $2.9 billion in fiscal 2021. Unallocated corporate items increased in fiscal 2023 compared with fiscal 2022 primarily due to increases in share-based compensation expense, corporate selling and marketing expense, and corporate product development, partially offset by a one-time charge related to a settlement recorded in the previous fiscal year. See Note 15 to the consolidated financial statements in Item 8 of this Annual Report for reconciliations of total segment operating income to consolidated operating income for each fiscal year presented.

Intuit Fiscal 2023 Form 10-K	38

Tables of Contents

Small Business & Self-Employed
Small Business & Self-Employed segment revenue includes both Online Ecosystem and Desktop Ecosystem revenue.
Our Online Ecosystem includes revenue from:
•QuickBooks Online, QuickBooks Live, QuickBooks Online Advanced and QuickBooks Self-Employed financial and business management offerings;
•QuickBooks Online Payroll;
•Merchant payment processing and bill pay services for small businesses that use online offerings;
•Mailchimp’s marketing automation and customer relationship management offerings;
•QuickBooks Checking; and
•Financing for small businesses.
Our Desktop Ecosystem includes revenue from:
•QuickBooks Desktop software subscriptions (QuickBooks Desktop Pro Plus, QuickBooks Desktop Premier Plus, and QuickBooks Enterprise, and ProAdvisor Program memberships for the accounting professionals who serve small businesses);
•Desktop payroll products (QuickBooks Basic Payroll, QuickBooks Assisted Payroll, and QuickBooks Enhanced Payroll);
•Merchant payment processing services for small businesses that use desktop offerings;
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

(Dollars in millions)	Fiscal 2023	Fiscal 2022	Fiscal 2021	2023-2022 % Change	2022-2021 % Change
Product revenue	$1,325	$1,113	$1,085
Service and other revenue	6,713	5,347	3,603
Total segment revenue	$8,038	$6,460	$4,688	24%	38%
% of total revenue	56%	51%	49%

Segment operating income	$4,532	$3,499	$2,590	30%	35%
% of related revenue	56%	54%	55%

Intuit Fiscal 2023 Form 10-K	39

Tables of Contents
Revenue classified by significant product and service offerings was as follows:

(Dollars in millions)	Fiscal 2023	Fiscal 2022	Fiscal 2021	2023-2022 % Change	2022-2021 % Change
Net revenue:
QuickBooks Online Accounting	$2,849	$2,267	$1,699	26%	33%
Online Services	2,910	2,171	1,051	34%	107%
Total Online Ecosystem	5,759	4,438	2,750	30%	61%
QuickBooks Desktop Accounting	1,110	851	789	30%	8%
Desktop Services and Supplies	1,169	1,171	1,149	—%	2%
Total Desktop Ecosystem	2,279	2,022	1,938	13%	4%
Total Small Business & Self-Employed	$8,038	$6,460	$4,688	24%	38%

Revenue for our Small Business & Self-Employed segment increased $1.6 billion, or 24%, in fiscal 2023 compared with fiscal 2022. The increase was primarily due to growth in Online Ecosystem revenue. Our fiscal 2022 Online Ecosystem revenue includes Mailchimp revenue from the date of acquisition, which was November 1, 2021, and our fiscal 2023 Online Ecosystem revenue includes Mailchimp revenue for the full fiscal year.
Online Ecosystem
Online Ecosystem revenue increased $1.3 billion, or 30%, in fiscal 2023 compared with fiscal 2022. QuickBooks Online Accounting revenue increased 26% in fiscal 2023 compared with fiscal 2022 primarily due to an increase in customers, higher effective prices, and a shift in mix to our higher-priced offerings. Online Services revenue increased 34% in fiscal 2023 compared with fiscal 2022 primarily from higher Mailchimp revenue due to the timing of our acquisition in the second quarter of fiscal 2022 and increases in revenue from our payroll and payments offerings. Online payroll revenue increased due to an increase in customers and a shift in mix to higher-end offerings. Online payments revenue increased due to an increase in customers and an increase in total payment volume per customer.
Desktop Ecosystem
Desktop Ecosystem revenue increased $257 million, or 13%, in fiscal 2023 compared with fiscal 2022, primarily due to price increases and customer growth in our QuickBooks Desktop and Enterprise subscription offerings. In the first quarter of fiscal 2022, we discontinued our QuickBooks Desktop packaged software products and now sell only on a subscription basis.
Small Business & Self-Employed segment operating income increased $1.0 billion, or 30%, in fiscal 2023 compared with fiscal 2022, primarily due to the increases in revenue described above, which were partially offset by higher staffing expenses, sales-related expenses, and outside services expenses.

Intuit Fiscal 2023 Form 10-K	40

Tables of Contents

Consumer

Consumer segment product revenue is derived primarily from TurboTax desktop tax return preparation software and related form updates.
Consumer segment service and other revenue is derived primarily from TurboTax Online and TurboTax Live offerings, electronic tax filing services, and connected services.

(Dollars in millions)	Fiscal 2023	Fiscal 2022	Fiscal 2021	2023-2022 % Change	2022-2021 % Change
Product revenue	$211	$208	$201
Service and other revenue	3,924	3,707	3,362
Total segment revenue	$4,135	$3,915	$3,563	6%	10%
% of total revenue	29%	31%	37%

Segment operating income	$2,707	$2,483	$2,237	9%	11%
% of related revenue	65%	63%	63%
Revenue for our Consumer segment increased $220 million, or 6%, in fiscal 2023 compared with fiscal 2022, primarily due to a shift in mix to our higher-priced product offerings, including our TurboTax Live and Premium offerings, as well as higher effective prices, partially offset by a decrease in total tax returns.
Consumer segment operating income increased $224 million, or 9%, in fiscal 2023 compared with fiscal 2022, primarily due to the increase in revenue described above and lower marketing expenses.
Effective August 1, 2022, our Mint offering is part of our Credit Karma segment.

Intuit Fiscal 2023 Form 10-K	41

Tables of Contents

Credit Karma

Credit Karma segment revenue is primarily derived from cost-per-action transactions, which include the delivery of qualified links that result in completed actions such as credit card issuances and personal loan funding; cost-per-click and cost-per-lead transactions, which include user clicks on advertisements or advertisements that allow for the generation of leads, and primarily relate to mortgage and insurance businesses; and Credit Karma Money. Credit Karma also includes revenue from our Mint offering.

(Dollars in millions)	Fiscal 2023	Fiscal 2022	Fiscal 2021	2023-2022 % Change	2022-2021 % Change
Product revenue	$—	$—	$—
Service and other revenue	1,634	1,805	865
Total segment revenue	$1,634	$1,805	$865	(9%)	109%
% of total revenue	11%	14%	9%

Segment operating income	$428	$531	$182	(19%)	192%
% of related revenue	26%	29%	21%
We acquired Credit Karma on December 3, 2020. Our results of operations include the operations of Credit Karma beginning on the date of acquisition.
Revenue for our Credit Karma segment decreased $171 million, or 9%, in fiscal 2023 compared with fiscal 2022, primarily due to decreases in our personal loan, home loan, auto insurance, and auto loan verticals, partially offset by increases in our credit card vertical and Credit Karma Money. Economic uncertainty and rising interest rates continue to influence the lending behaviors of our partners.
Credit Karma segment operating income decreased $103 million, or 19%, in fiscal 2023 compared with fiscal 2022, primarily due to the decrease in revenue described above and higher staffing expenses, which were partially offset by lower marketing expenses.
Effective August 1, 2022, our Mint offering is part of our Credit Karma segment.

Intuit Fiscal 2023 Form 10-K	42

Tables of Contents

ProTax

ProTax segment product revenue is derived primarily from Lacerte, ProSeries, and ProFile desktop tax preparation software products, and related form updates.
ProTax segment service and other revenue is derived primarily from ProConnect Tax Online tax products, electronic tax filing services, connected services, and bank products.

(Dollars in millions)	Fiscal 2023	Fiscal 2022	Fiscal 2021	2023-2022 % Change	2022-2021 % Change
Product revenue	$434	$426	$412
Service and other revenue	127	120	105
Total segment revenue	$561	$546	$517	3%	6%
% of total revenue	4%	4%	5%

Segment operating income	$395	$383	$372	3%	3%
% of related revenue	70%	70%	72%
Revenue for our ProTax segment increased $15 million, or 3%, in fiscal 2023 compared with fiscal 2022, primarily due to a shift in mix to higher-value customers and higher effective prices.
ProTax segment operating income increased $12 million, or 3%, in fiscal 2023 compared with fiscal 2022, primarily due to the increase in revenue described above and relatively stable expenses.
In August 2022, we renamed our ProConnect segment as the ProTax segment. This segment continues to serve professional accountants.

Intuit Fiscal 2023 Form 10-K	43

Tables of Contents

Cost of Revenue

(Dollars in millions)	Fiscal 2023	% of Related Revenue	Fiscal 2022	% of Related Revenue	Fiscal 2021	% of Related Revenue
Cost of product revenue	$71	4%	$69	4%	$69	4%
Cost of service and other revenue	2,909	23%	2,197	20%	1,564	20%
Amortization of acquired technology	163	n/a	140	n/a	50	n/a
Total cost of revenue	$3,143	22%	$2,406	19%	$1,683	17%
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
Cost of product revenue as a percentage of product revenue was consistent in fiscal 2023 compared with fiscal 2022. Costs of product revenue are expensed as incurred, and we do not defer any of these costs when product revenue is deferred.
Cost of service and other revenue as a percentage of service and other revenue increased in fiscal 2023 compared to fiscal 2022. The increase is primarily due to an increase in share-based compensation expense and the decrease in revenue for our Credit Karma segment described above.

Operating Expenses

(Dollars in millions)	Fiscal 2023	% of Total Net Revenue	Fiscal 2022	% of Total Net Revenue	Fiscal 2021	% of Total Net Revenue
Selling and marketing	$3,762	26%	$3,526	29%	$2,644	28%
Research and development	2,539	18%	2,347	18%	1,678	17%
General and administrative	1,300	9%	1,460	11%	982	10%
Amortization of other acquired intangible assets	483	3%	416	3%	146	2%
Total operating expenses	$8,084	56%	$7,749	61%	$5,450	57%
Total operating expenses as a percentage of total net revenue decreased in fiscal 2023 compared to fiscal 2022. Total net revenue increased $1.6 billion, or 13%, and total operating expenses increased $335 million, or 4%. The increase in total operating expenses was primarily due to increases of $414 million for staffing due to higher headcount, $176 million for share-based compensation, and $67 million for amortization of other acquired intangible assets, which were partially offset by decreases of $141 million for a one-time charge related to a settlement recorded in the previous fiscal year and $121 million for marketing.

Non-Operating Income and Expenses
Interest Expense
Interest expense of $248 million in fiscal 2023 consisted primarily of interest on our unsecured term loan, senior unsecured notes, and secured revolving credit facilities. Interest expense of $81 million in fiscal 2022 consisted primarily of interest on our unsecured term loan, senior unsecured notes, and secured revolving credit facility. Interest expense for fiscal 2023 increased compared to fiscal 2022, primarily due to higher interest rates on our term loan and the term loan was outstanding during the entire period of fiscal 2023, compared to only nine months during fiscal 2022. See Note 8 to the consolidated financial statements in Item 8 of this Annual Report for more information.

Intuit Fiscal 2023 Form 10-K	44

Tables of Contents
Interest and Other Income, Net

(In millions)	Fiscal 2023	Fiscal 2022	Fiscal 2021
Interest income (1)	$106	$15	$11
Net gain (loss) on executive deferred compensation plan assets (2)	12	(12)	28
Other (3)	(22)	49	46
Total interest and other income, net	$96	$52	$85
(1) Interest income increased in fiscal 2023 compared to fiscal 2022, primarily due to higher interest rates and higher invested balances.
(2) In accordance with authoritative guidance, we record gains and losses associated with executive deferred compensation plan assets in interest and other income, and gains and losses associated with the related liabilities in operating expenses. The total amounts recorded in operating expenses for each period are approximately equal to the total amounts recorded in interest and other income in those periods.
(3)    In fiscal 2023, we recorded $6 million of losses on other long-term investments. In fiscal 2022, we recorded $47 million of net gains on other long-term investments.
Income Taxes
Our effective tax rate for fiscal 2023 was approximately 20%. Excluding the tax benefits related to share-based compensation and a transfer of certain intangible assets from our United Kingdom subsidiary to the United States, our effective tax rate was approximately 24%. This rate differed from the federal statutory rate of 21% primarily due to state income taxes and non-deductible share-based compensation, which were partially offset by the benefit we received from the federal research and experimentation credit.
Our effective tax rate for fiscal 2022 was approximately 19%. Excluding excess tax benefits related to share-based compensation, our effective tax rate was approximately 24%. This rate differed from the federal statutory rate of 21% primarily due to state income taxes and non-deductible share-based compensation, which were partially offset by the benefit we received from the federal research and experimentation credit. See Note 11 to the consolidated financial statements in Item 8 of this Annual Report for more information about our effective tax rates.
At July 31, 2023, we had net deferred tax assets of $60 million which included a valuation allowance for state research and experimentation tax credit carryforwards, foreign loss carryforwards, and state operating loss carryforwards. See “Critical Accounting Policies and Estimates” earlier in this Item 7 and Note 11 to the consolidated financial statements in Item 8 of this Annual Report for more information. Under the 2017 Tax Cuts & Jobs Act, research and development costs incurred in taxable years beginning after December 31, 2021 are no longer fully deductible and are required to be capitalized and amortized for U.S. tax purposes. The mandatory capitalization requirement, effective for us beginning August 1, 2022, significantly increased our deferred tax assets and income taxes payable for fiscal 2023.
The Inflation Reduction Act was enacted on August 16, 2022. This law, among other provisions, provides a corporate alternative minimum tax on adjusted financial statement income, which is effective for us beginning in fiscal 2024. We do not expect the impact of the corporate minimum tax to be material.
In the current global tax policy environment, the U.S. and other domestic and foreign governments continue to consider, and in some cases enact, changes in corporate tax laws. As changes occur, we account for finalized legislation in the period of enactment.

Intuit Fiscal 2023 Form 10-K	45

Tables of Contents

LIQUIDITY AND CAPITAL RESOURCES

Overview
At July 31, 2023, our cash, cash equivalents, and investments totaled $3.7 billion, an increase of $381 million from July 31, 2022, due to the factors described in “Statements of Cash Flows” below. Our primary sources of liquidity have been cash from operations, which primarily includes the collection of accounts receivable for products and services, the issuance of senior unsecured notes, and borrowings under our credit facilities. Our primary uses of cash have been for research and development programs, selling and marketing activities, acquisitions of businesses, repurchases of our common stock under our stock repurchase programs, the payment of cash dividends, debt service costs and debt repayment, and capital projects. As discussed in “Executive Overview – Industry Trends and Seasonality” earlier in this Item 7, our business is subject to significant seasonality. The balance of our cash, cash equivalents, and investments generally fluctuates with that seasonal pattern. We believe the seasonality of our business is likely to continue in the future.
The following table summarizes selected measures of our liquidity and capital resources at the dates indicated:

(Dollars in millions)	July 31, 2023	July 31, 2022	$ Change	% Change
Cash, cash equivalents, and investments	$3,662	$3,281	$381	12%
Long-term investments	105	98	7	7%
Short-term debt	—	499	(499)	NM
Long-term debt	6,120	6,415	(295)	(5)%
Working capital	1,767	1,417	350	25%
Ratio of current assets to current liabilities	1.5 : 1	1.4 : 1
__________________________
NM - Not meaningful
We have historically generated significant cash from operations, and we expect to continue to do so during fiscal 2024. Our cash, cash equivalents, and investments totaled $3.7 billion at July 31, 2023, none of those funds were restricted, and approximately 90% of those funds were located in the U.S.
On November 1, 2021, we terminated our amended and restated credit agreement dated May 2, 2019, and entered into a credit agreement with certain institutional lenders with an aggregate principal amount of $5.7 billion, which includes a $4.7 billion unsecured term loan that matures on November 1, 2024, and a $1 billion unsecured revolving credit facility that matures on November 1, 2026. On November 1, 2021, we borrowed the full $4.7 billion under the unsecured term loan to fund a portion of the cash consideration for the acquisition of Mailchimp. At July 31, 2023, $4.2 billion was outstanding under the term loan. The $1 billion unsecured revolving credit facility is available to us for general corporate purposes and serves as a source of liquidity. See Note 8 to the consolidated financial statements in Item 8 of this Annual Report for more information.
Our secured revolving credit facilities are available to fund a portion of our loans to qualified small businesses. At July 31, 2023, $430 million was outstanding under both secured revolving credit facilities. See “Credit Facilities” later in this Item 7 for more information.
Under the 2017 Tax Cuts & Jobs Act, research and development costs incurred in taxable years beginning after December 31, 2021 are no longer fully deductible and are required to be capitalized and amortized for U.S. tax purposes. The mandatory capitalization requirement, effective for us beginning August 1, 2022, significantly increased our fiscal 2023 federal and state income taxes. IRS disaster-area tax relief allowed for the deferral of certain federal estimated tax payments normally due by the end of fiscal 2023. We expect to pay approximately $700 million related to this deferral during the first quarter of fiscal 2024.
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
On December 3, 2020, we acquired Credit Karma. The fair value of the purchase consideration totaled $7.2 billion, and included $3.4 billion in cash, 10.6 million shares of Intuit common stock with a fair value of $3.8 billion, and assumed equity awards for services rendered through the acquisition date of $47 million. See "Business Combinations" below for more information.
On November 1, 2021, we acquired all of the outstanding equity of Mailchimp. The fair value of the purchase consideration totaled $12.0 billion, and included $5.7 billion in cash, and 10.1 million shares of Intuit common stock with a fair value of $6.3 billion. See "Business Combinations" below for more information.

Intuit Fiscal 2023 Form 10-K	46

Tables of Contents
We evaluate, on an ongoing basis, the merits of acquiring technology or businesses, or establishing strategic relationships with and investing in other companies. Our strong liquidity profile enables us to quickly respond to these types of opportunities.

Statements of Cash Flows
The following table summarizes selected items from our consolidated statements of cash flows for fiscal 2023, fiscal 2022, and fiscal 2021. See the consolidated financial statements in Item 8 of this Annual Report for complete consolidated statements of cash flows for those periods.

	Fiscal	Fiscal	Fiscal
(Dollars in millions)	2023	2022	2021
Net cash provided by (used in):
Operating activities	$5,046	$3,889	$3,250
Investing activities	(922)	(5,421)	(3,965)
Financing activities	(4,269)	1,732	(3,176)
Effect of exchange rates on cash, cash equivalents, restricted cash, and restricted cash equivalents	—	(22)	13
Net increase (decrease) in cash, cash equivalents, restricted cash, and restricted cash equivalents	$(145)	$178	$(3,878)
During fiscal 2023, we generated $5.0 billion in cash from operations. We also received $222 million from borrowings under our secured credit facilities, and $228 million from the issuance of common stock under employee stock plans. During the same period, we used $2.0 billion for the repurchase of shares of our common stock under our stock repurchase programs, $1.0 billion for the repayment of debt, $889 million for the payment of cash dividends, $633 million for payments for employee taxes withheld upon vesting of restricted stock units, $326 million for the net purchases of investments, $260 million for capital expenditures, and $256 million for net originations of term loans.
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

Stock Repurchase Programs and Dividends on Common Stock
As described in Note 12 to the financial statements in Item 8 of this Annual Report, during fiscal 2023 and fiscal 2022, we continued to repurchase shares of our common stock under a series of repurchase programs that our Board of Directors has authorized. At July 31, 2023, we had authorization from our Board of Directors for up to $1.5 billion for stock repurchases. On August 22, 2023, our Board approved an increase in the authorization under the existing stock repurchase program under which we are authorized to repurchase up to an additional $2.3 billion of our common stock. We currently expect to continue repurchasing our common stock on a quarterly basis; however, future stock repurchases under the current program are at the discretion of management, and authorization of future stock repurchase programs is subject to the final determination of our Board of Directors.
We have continued to pay quarterly cash dividends on shares of our outstanding common stock. During fiscal 2023, we declared cash dividends that totaled $3.12 per share of outstanding common stock, or approximately $898 million. In August 2023, our Board of Directors declared a quarterly cash dividend of $0.90 per share of outstanding common stock payable on October 17, 2023 to stockholders of record at the close of business on October 9, 2023. We currently expect to continue to pay comparable cash dividends on a quarterly basis; however, future declarations of dividends and the establishment of future record dates and payment dates are subject to the final determination of our Board of Directors.

Business Combinations
Mailchimp
On November 1, 2021, we acquired all of the outstanding equity of Mailchimp for total consideration of $12.0 billion, which included $5.7 billion in cash and 10.1 million shares of Intuit common stock with a fair value of $6.3 billion. The fair value of the stock consideration is based on the October 29, 2021 closing price of Intuit common stock of $625.99.
Pursuant to the equity purchase agreement, we also issued approximately 583,000 restricted stock units (RSUs) in substitution of outstanding equity incentive awards. These RSUs have a grant date fair value of approximately $355 million and are being expensed over three years. Additionally, we issued approximately 325,000 RSUs with a total grant date fair value of approximately $211 million to Mailchimp employees, of which $151 million is being expensed over four years and $60 million was expensed during the first six months following the acquisition date.

Intuit Fiscal 2023 Form 10-K	47

Tables of Contents
Mailchimp is part of our Small Business & Self-Employed segment. We have included the financial results of Mailchimp in the consolidated financial statements from the date of acquisition. See Note 7 to the consolidated financial statements in Item 8 of this Annual Report for more information.
Credit Karma
On December 3, 2020, we acquired Credit Karma for total consideration of $8.1 billion, which included assumed equity awards and restricted shares subject to a revest provision.
The fair value of the purchase consideration totaled $7.2 billion and included $3.4 billion in cash, 10.6 million shares of Intuit common stock with a fair value of $3.8 billion, and assumed equity awards for services rendered through the acquisition date of $47 million.
We also issued shares of common stock with a fair value of $275 million which are restricted due to a revest provision and are being expensed over a service period of three years. The share-based compensation expense related to these restricted shares is non-deductible for income tax purposes. Additionally, we assumed equity awards for future services with a fair value of $663 million that are being charged to expense over the remaining service periods, which average approximately three years.
The fair value of the stock consideration is based on the December 2, 2020 closing price of Intuit common stock of $355.49.
As part of the merger agreement, following the close of the transaction, we issued approximately $300 million of restricted stock units to employees of Credit Karma, which are being charged to expense over a service period of four years.
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
•$500 million of 1.350% notes due July 2027; and
•$500 million of 1.650% notes due July 2030 (together, the Notes).
During the fourth quarter of fiscal 2023, we repaid the $500 million in notes due in July 2023 when they became due using cash from operations. Interest is payable semiannually on January 15 and July 15 of each year. At July 31, 2023, our maximum commitment for interest payments under the Notes was $94 million through the maturity dates.
The Notes are senior unsecured obligations of Intuit and rank equally with all existing and future unsecured and unsubordinated indebtedness of Intuit and are redeemable by us at any time, subject to a make-whole premium. Upon the occurrence of change of control transactions that are accompanied by certain downgrades in the credit ratings of the Notes, we will be required to repurchase the Notes at a repurchase price equal to 101% of the aggregate outstanding principal plus any accrued and unpaid interest to but not including the date of repurchase. The indenture governing the Notes requires us to comply with certain covenants. For example, the Notes limit our ability to create certain liens and enter into sale and leaseback transactions. As of July 31, 2023, we were compliant with all covenants governing the Notes. See Note 8 to the consolidated financial statements in Item 8 of this Annual Report for more information.

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
On November 1, 2021, we borrowed the full $4.7 billion under the unsecured term loan to fund a portion of the cash consideration for the acquisition of Mailchimp. Under this agreement we may, subject to certain customary conditions, on one or more occasions, increase commitments under the term loan in an amount not to exceed $400 million in the aggregate. The term loan accrues interest at rates that are equal to, at our election, either (i) the alternate base rate plus a margin that ranges from 0.0% to 0.125%, or (ii) the Secured Overnight Finance Rate (SOFR) plus a margin that ranges from 0.625% to 1.125%. Actual margins under either election are based on our senior debt credit ratings. At July 31, 2023, $4.2 billion was outstanding under the term loan.
Under the 2021 Credit Facility, we may, increase commitments under the unsecured revolving credit facility in an amount not to exceed $250 million in the aggregate and may extend the maturity date up to two times, subject to customary conditions including lender approval. Advances under the unsecured revolving credit facility accrue interest at rates that are equal to, at

Intuit Fiscal 2023 Form 10-K	48

Tables of Contents
our election, either (i) the alternate base rate plus a margin that ranges from 0.0% to 0.1%, or (ii) SOFR plus a margin that ranges from 0.69% to 1.1%. Actual margins under either election are based on our senior debt credit ratings. At July 31, 2023, no amounts were outstanding under the unsecured revolving credit facility. We monitor counterparty risk associated with the institutional lenders that are providing the credit facility.
The 2021 Credit Facility includes customary affirmative and negative covenants, including financial covenants that require us to maintain a ratio of total gross debt to annual earnings before interest, taxes, depreciation and amortization (EBITDA) of not greater than 3.25 to 1.00 and a ratio of annual EBITDA to annual interest expense of not less than 3.00 to 1.00 as of the last day of each fiscal quarter. As of July 31, 2023, we were compliant with all required covenants.
Secured Revolving Credit Facilities
On February 19, 2019, a subsidiary of Intuit entered into a secured revolving credit facility with a lender to fund a portion of our loans to qualified small businesses (the 2019 Secured Facility). The 2019 Secured Facility is secured by cash and receivables of the subsidiary and is non-recourse to Intuit Inc. We have entered into several amendments to this facility, most recently on July 21, 2023. These amendments primarily increase the facility limit, extend the commitment term and maturity date, and update the benchmark interest rate. Under the amended 2019 Secured Facility, the facility limit is $500 million, of which $300 million is committed and $200 million is uncommitted. Advances accrue interest at adjusted daily simple SOFR plus 1.5%. Unused portions of the committed credit facility accrue interest at a rate ranging from 0.25% to 0.75%, depending on the total unused committed balance. The commitment term is through July 18, 2025, and the final maturity date is July 20, 2026. The agreement includes certain affirmative and negative covenants, including financial covenants, that require the subsidiary to maintain specified financial ratios. As of July 31, 2023, we were compliant with all required covenants. At July 31, 2023, $300 million was outstanding under the 2019 Secured Facility and the weighted-average interest rate was 6.91%. The outstanding balance is secured by cash and receivables of the subsidiary totaling $912 million.
On October 12, 2022, another subsidiary of Intuit entered into a secured revolving credit facility with a lender to fund a portion of our loans to qualified small businesses (the 2022 Secured Facility). The 2022 Secured Facility is secured by cash and receivables of the subsidiary and is non-recourse to Intuit Inc. Under the agreement, the facility limit is $500 million, of which $150 million is committed and $350 million is uncommitted. Advances accrue interest at SOFR plus 1.3%. Unused portions of the committed credit facility accrue interest at a rate ranging from 0.2% to 0.4%, depending on the total unused committed balance. The commitment term is through October 12, 2024, and the final maturity date is October 13, 2025. The agreement includes certain affirmative and negative covenants, including financial covenants, that require the subsidiary to maintain specified financial ratios. As of July 31, 2023, we were compliant with all required covenants. At July 31, 2023, $130 million was outstanding under the 2022 Secured Facility and the weighted-average interest rate was 6.64%, which includes the interest on the unused committed portion. The outstanding balance is secured by cash and receivables of the subsidiary totaling $375 million.

Cash Held by Foreign Subsidiaries
Our cash, cash equivalents, and investments totaled $3.7 billion at July 31, 2023. Approximately 10% of those funds were held by our foreign subsidiaries and subject to repatriation tax considerations. These foreign funds were located primarily in Canada, the United Kingdom, and India. We do not expect to pay incremental U.S. taxes on repatriation. We have recorded income tax expense for Canada, India, and Israel withholding taxes on earnings that are not permanently reinvested. In the event that funds from foreign operations are repatriated to the United States, we would pay withholding taxes at that time.

Intuit Fiscal 2023 Form 10-K	49

Tables of Contents

CONTRACTUAL OBLIGATIONS
The following table summarizes our known contractual obligations to make future payments at July 31, 2023:

	Payments Due by Period
	Less than	1-3	3-5	More than
(In millions)	1 year	years	years	5 years	Total
Amounts due under executive deferred compensation plan	$171	$—	$—	$—	$171
Senior unsecured notes	—	500	500	500	1,500
Unsecured term loan	—	4,200	—	—	4,200
Secured revolving credit facilities	—	430	—	—	430
Interest and fees due on debt	314	171	23	17	525
Operating leases (1)	76	173	130	281	660
Purchase obligations (2)	596	887	123	440	2,046
Total contractual obligations (3)	$1,157	$6,361	$776	$1,238	$9,532
(1)Includes operating leases for facilities and equipment. Amounts do not include $22 million of future sublease income. We had no material finance leases at July 31, 2023. See Note 10 to the consolidated financial statements in Item 8 of this Annual Report for more information.
(2)Represents agreements to purchase products and services that are enforceable, legally binding, and specify terms, including: fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the payments.
(3)Other long-term obligations on our consolidated balance sheet at July 31, 2023, included long-term income tax liabilities of $76 million, which related primarily to unrecognized tax benefits. We have not included this amount in the table above because we cannot make a reasonably reliable estimate regarding the timing of settlements with taxing authorities, if any.

RECENT ACCOUNTING PRONOUNCEMENTS
For a description of recent accounting pronouncements, if any, and the potential impact of these pronouncements on our consolidated financial statements, see Note 1 to the financial statements in Item 8 of this Annual Report.

Intuit Fiscal 2023 Form 10-K	50

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
Our cash equivalents and investments are subject to market risk due to changes in interest rates. Interest rate movements affect the interest income we earn on cash equivalents and investments and the value of those investments. At July 31, 2023, our cash equivalents and investments totaled $2.9 billion and had a weighted-average pre-tax yield of 4.898%. Total interest income for fiscal 2023 was $106 million. If the Federal Reserve Target Rate had increased by 25 basis points from the level of July 31, 2023, the value of our investments at that date would have decreased by approximately $2 million. If the Federal Reserve Target Rate had increased by 100 basis points from the level of July 31, 2023, the value of our investments at that date would have decreased by approximately $7 million.
We are also exposed to the impact of changes in interest rates as they affect our $5.7 billion unsecured credit facility, which includes a $4.7 billion unsecured term loan and a $1 billion unsecured revolving credit facility, and our secured revolving credit facilities. The unsecured term loan accrues interest at rates that are equal to the alternate base rate plus a margin that ranges from 0.0% to 0.125% or the Secured Overnight Finance Rate (SOFR), plus a margin that ranges from 0.625% to 1.125%. Advances under the unsecured revolving credit facility accrue interest at rates that are equal to the alternate base rate plus a margin that ranges from 0.0% to 0.1% or SOFR plus a margin that ranges from 0.69% to 1.1%. Actual margins under the unsecured credit facility are based on our senior debt credit ratings. Advances under the secured revolving credit facilities accrue interest at either SOFR plus 1.3% or adjusted simple SOFR plus 1.5%. Consequently, our interest expense fluctuates with changes in the general level of these interest rates. At July 31, 2023, $4.2 billion was outstanding under the unsecured term loan, no amounts were outstanding under the unsecured revolving credit facility, and $430 million was outstanding under the secured revolving credit facilities. See Note 8 to the consolidated financial statements in Item 8 of this Annual Report for more information.
In June 2020, we issued $2 billion of senior unsecured notes (together, the Notes) which was comprised of the following: $500 million of 0.650% notes due in July 2023, $500 million of 0.950% notes due in July 2025, $500 million of 1.350% notes due in July 2027, and $500 million of 1.650% notes due in July 2030. During the fourth quarter of fiscal 2023, we repaid the $500 million in notes due in July 2023 when they became due using cash from operations. We carry these Notes at face value, less unamortized discount and unamortized debt issuance costs on our consolidated balance sheets. Since these Notes bear interest at fixed rates, we have no financial statement risk associated with changes in interest rates. However, the fair value of these Notes fluctuates when interest rates change. See Note 2 and Note 8 to the consolidated financial statements in Item 8 of this Annual Report for more information.
Impact of Foreign Currency Rate Changes
The functional currencies of our international operating subsidiaries are generally the local currencies. We translate the assets and liabilities of our foreign subsidiaries at the exchange rates in effect on the balance sheet date. We translate the revenue, costs, and expenses of our foreign subsidiaries at the average rates of exchange in effect during the period. We include translation gains and losses in the stockholders’ equity section of our consolidated balance sheets. We include net gains and losses resulting from foreign exchange transactions in interest and other income or expense in our consolidated statements of operations.
Since we translate foreign currencies (primarily Canadian dollars, Indian rupees, and British pounds) into U.S. dollars for financial reporting purposes, currency fluctuations can have an impact on our financial results. The historical impact of currency fluctuations on our financial results has generally been immaterial. We believe that our exposure to currency exchange fluctuation risk is not material because our global subsidiaries invoice customers and satisfy their financial obligations almost exclusively in their local currencies. We believe the impact of currency fluctuations will continue to not be material in the foreseeable future due to the reasons cited above. As of July 31, 2023, we did not engage in foreign currency hedging activities.

Intuit Fiscal 2023 Form 10-K	51

Tables of Contents

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
1.INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

The following financial statements are filed as part of this report:

2.INDEX TO FINANCIAL STATEMENT SCHEDULES

The following financial statement schedule is filed as part of this report and should be read in conjunction with the Consolidated Financial Statements:

Schedule		Page
II	Valuation and Qualifying Accounts	96

All other schedules not listed above have been omitted because they are inapplicable or are not required.

Intuit Fiscal 2023 Form 10-K	52

Tables of Contents
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Intuit Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Intuit Inc. (the Company) as of July 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended July 31, 2023, and the related notes and the financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at July 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of July 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated September 1, 2023 expressed an unqualified opinion thereon.

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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

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

Intuit Fiscal 2023 Form 10-K	53

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

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1990.

San Jose, California
September 1, 2023

Intuit Fiscal 2023 Form 10-K	54

Tables of Contents
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Intuit Inc.

Opinion on Internal Control Over Financial Reporting
We have audited Intuit Inc.’s internal control over financial reporting as of July 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Intuit Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of July 31, 2023, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of July 31, 2023 and 2022, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended July 31, 2023, and the related notes and the financial statement schedule listed in the Index at Item 15(a) and our report dated September 1, 2023 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

San Jose, California
September 1, 2023

Intuit Fiscal 2023 Form 10-K	55

Tables of Contents

INTUIT INC. CONSOLIDATED STATEMENTS OF OPERATIONS

	Twelve Months Ended July 31,
(In millions, except per share amounts)	2023	2022	2021
Net revenue:
Product	$1,970	$1,747	$1,698
Service and other	12,398	10,979	7,935
Total net revenue	14,368	12,726	9,633
Costs and expenses:
Cost of revenue:
Cost of product revenue	71	69	69
Cost of service and other revenue	2,909	2,197	1,564
Amortization of acquired technology	163	140	50
Selling and marketing	3,762	3,526	2,644
Research and development	2,539	2,347	1,678
General and administrative	1,300	1,460	982
Amortization of other acquired intangible assets	483	416	146
Total costs and expenses	11,227	10,155	7,133
Operating income	3,141	2,571	2,500
Interest expense	(248)	(81)	(29)
Interest and other income, net	96	52	85
Income before income taxes	2,989	2,542	2,556
Income tax provision	605	476	494
Net income	$2,384	$2,066	$2,062

Basic net income per share	$8.49	$7.38	$7.65
Shares used in basic per share calculations	281	280	270

Diluted net income per share	$8.42	$7.28	$7.56
Shares used in diluted per share calculations	283	284	273

See accompanying notes.

Intuit Fiscal 2023 Form 10-K	56

Tables of Contents

INTUIT INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Twelve Months Ended July 31,
(In millions)	2023	2022	2021
Net income	$2,384	$2,066	$2,062
Other comprehensive income (loss), net of income taxes:
Unrealized gain (loss) on available-for-sale debt securities	—	(10)	(3)
Foreign currency translation gain (loss)	5	(26)	11
Total other comprehensive income (loss), net	5	(36)	8
Comprehensive income	$2,389	$2,030	$2,070

See accompanying notes.

Intuit Fiscal 2023 Form 10-K	57

Tables of Contents

INTUIT INC. CONSOLIDATED BALANCE SHEETS

	July 31,
(Dollars in millions, except par value; shares in thousands)	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$2,848	$2,796
Investments	814	485
Accounts receivable, net of allowance for doubtful accounts of $7 and $31	405	446
Notes receivable, net	687	509
Income taxes receivable	29	93
Prepaid expenses and other current assets	354	287
Current assets before funds receivable and amounts held for customers	5,137	4,616
Funds receivable and amounts held for customers	420	431
Total current assets	5,557	5,047
Long-term investments	105	98
Property and equipment, net	969	888
Operating lease right-of-use assets	469	549
Goodwill	13,780	13,736
Acquired intangible assets, net	6,419	7,061
Long-term deferred income tax assets	64	11
Other assets	417	344
Total assets	$27,780	$27,734
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$—	$499
Accounts payable	638	737
Accrued compensation and related liabilities	665	576
Deferred revenue	921	808
Income taxes payable	698	8
Other current liabilities	448	571
Current liabilities before funds payable and amounts due to customers	3,370	3,199
Funds payable and amounts due to customers	420	431
Total current liabilities	3,790	3,630
Long-term debt	6,120	6,415
Long-term deferred income tax liabilities	4	619
Operating lease liabilities	480	542
Other long-term obligations	117	87
Total liabilities	10,511	11,293
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value Authorized - 1,345 shares total; 145 shares designated Series A; 250 shares designated Series B Junior Participating Issued and outstanding - None	—	—
Common stock, $0.01 par value Authorized - 750,000 shares Outstanding - 280,421 shares at July 31, 2023 and 281,932 shares at July 31, 2022	3	3
Additional paid-in capital	19,026	17,722
Treasury stock, at cost	(16,772)	(14,805)
Accumulated other comprehensive loss	(55)	(60)
Retained earnings	15,067	13,581
Total stockholders’ equity	17,269	16,441
Total liabilities and stockholders’ equity	$27,780	$27,734

See accompanying notes.

Intuit Fiscal 2023 Form 10-K	58

Tables of Contents

INTUIT INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
(Dollars in millions, except per share amounts; shares in thousands)	Shares	Amount
Balance at July 31, 2020	261,740	$3	$6,179	$(11,929)	$(32)	$10,885	$5,106
Comprehensive income	—	—	—	—	8	2,062	2,070
Issuance of stock under employee stock plans, net of shares withheld for employee taxes	2,593	—	(187)	—	—	—	(187)
Stock repurchases under stock repurchase programs	(2,422)	—	—	(1,022)	—	—	(1,022)
Dividends and dividend rights declared ($2.36 per share)	—	—	—	—	—	(651)	(651)
Share-based compensation expense	—	—	755	—	—	—	755
Issuance of stock in a business combination	11,324	—	3,798	—	—	—	3,798
Balance at July 31, 2021	273,235	3	10,545	(12,951)	(24)	12,296	9,869
Comprehensive income	—	—	—	—	(36)	2,066	2,030
Issuance of stock under employee stock plans, net of shares withheld for employee taxes	2,361	—	(448)	—	—	—	(448)
Stock repurchases	(3,754)	—	—	(1,854)	—	—	(1,854)
Dividends and dividend rights declared ($2.72 per share)	—	—	—	—	—	(781)	(781)
Share-based compensation expense	—	—	1,309	—	—	—	1,309
Issuance of stock in a business combination	10,090	—	6,316	—	—	—	6,316
Balance at July 31, 2022	281,932	3	17,722	(14,805)	(60)	13,581	16,441
Comprehensive income	—	—	—	—	5	2,384	2,389
Issuance of stock under employee stock plans, net of shares withheld for employee taxes	3,189	—	(408)	—	—	—	(408)
Stock repurchases under stock repurchase programs	(4,700)	—	—	(1,967)	—	—	(1,967)
Dividends and dividend rights declared ($3.12 per share)	—	—	—	—	—	(898)	(898)
Share-based compensation expense	—	—	1,712	—	—	—	1,712
Balance at July 31, 2023	280,421	$3	$19,026	$(16,772)	$(55)	$15,067	$17,269

See accompanying notes.

Intuit Fiscal 2023 Form 10-K	59

Tables of Contents

INTUIT INC. CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twelve Months Ended July 31,
(In millions)	2023	2022	2021
Cash flows from operating activities:
Net income	$2,384	$2,066	$2,062
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	160	187	166
Amortization of acquired intangible assets	646	559	197
Non-cash operating lease cost	90	83	62
Share-based compensation expense	1,712	1,308	753
Deferred income taxes	(628)	120	(42)
Other	81	2	(39)
Total adjustments	2,061	2,259	1,097
Originations of loans held for sale	—	—	(41)
Sale and principal payments of loans held for sale	—	—	143
Changes in operating assets and liabilities:
Accounts receivable	42	(31)	(104)
Income taxes receivable	64	29	(51)
Prepaid expenses and other assets	(75)	(121)	30
Accounts payable	(97)	(95)	206
Accrued compensation and related liabilities	88	(357)	(70)
Deferred revenue	111	71	22
Operating lease liabilities	(81)	(83)	(66)
Income taxes payable	690	6	(8)
Other liabilities	(141)	145	30
Total changes in operating assets and liabilities	601	(436)	(11)
Net cash provided by operating activities	5,046	3,889	3,250
Cash flows from investing activities:
Purchases of corporate and customer fund investments	(1,015)	(830)	(1,489)
Sales of corporate and customer fund investments	240	1,524	229
Maturities of corporate and customer fund investments	449	234	550
Purchases of property and equipment	(210)	(157)	(53)
Capitalization of internal use software	(50)	(72)	(72)
Acquisitions of businesses, net of cash acquired	(33)	(5,682)	(3,064)
Originations and purchases of loans	(1,983)	(933)	(232)
Principal repayments of loans	1,727	519	136
Other	(47)	(24)	30
Net cash used in investing activities	(922)	(5,421)	(3,965)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	4,700	—
Repayments of debt	(1,009)	—	(338)
Repayments on borrowings under unsecured revolving credit facility	—	—	(1,000)
Proceeds from borrowings under secured revolving credit facilities	222	182	—
Repayments on borrowings under secured revolving credit facilities	(23)	—	—
Proceeds from issuance of stock under employee stock plans	228	162	196
Payments for employee taxes withheld upon vesting of restricted stock units	(633)	(611)	(383)
Cash paid for purchases of treasury stock	(1,967)	(1,861)	(1,005)

Intuit Fiscal 2023 Form 10-K	60

Tables of Contents

INTUIT INC. CONSOLIDATED STATEMENTS OF CASH FLOWS

Dividends and dividend rights paid	(889)	(774)	(646)
Net change in funds receivable and funds payable and amounts due to customers	(197)	(56)	2
Other	(1)	(10)	(2)
Net cash provided by (used in) financing activities	(4,269)	1,732	(3,176)
Effect of exchange rates on cash, cash equivalents, restricted cash, and restricted cash equivalents	—	(22)	13
Net increase (decrease) in cash, cash equivalents, restricted cash, and restricted cash equivalents	(145)	178	(3,878)
Cash, cash equivalents, restricted cash, and restricted cash equivalents at beginning of period	2,997	2,819	6,697
Cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period	$2,852	$2,997	$2,819

Reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents reported within the consolidated balance sheets to the total amounts reported on the consolidated statements of cash flows
Cash and cash equivalents	$2,848	$2,796	$2,562
Restricted cash and restricted cash equivalents included in funds receivable and amounts held for customers	4	201	257
Total cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period	$2,852	$2,997	$2,819

Supplemental disclosure of cash flow information:
Interest paid	$272	$67	$30
Income taxes paid	$484	$303	$578

Supplemental schedule of non-cash investing activities:
Issuance of common stock in business combinations	$—	$6,316	$3,798

See accompanying notes.

Intuit Fiscal 2023 Form 10-K	61

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
Our global financial technology platform, which includes TurboTax, Credit Karma, QuickBooks, and Mailchimp, is designed to help consumers and small businesses manage their finances, get and retain customers, save money, pay off debt, and do their taxes with ease and confidence. For those customers who run small businesses, we are focused on helping them find and keep customers, get paid faster, pay their employees, manage and get access to capital, and ensure their books are done right. Lacerte, ProSeries, and ProConnect Tax Online are our leading tax preparation offerings for professional accountants. Incorporated in 1984 and headquartered in Mountain View, California, we sell our products and services primarily in the United States.

Basis of Presentation
These consolidated financial statements include the financial statements of Intuit and its wholly-owned subsidiaries. We have eliminated all material intercompany balances and transactions in consolidation. We have reclassified certain amounts previously reported in our financial statements that were not material, to conform to the current presentation.
We acquired Credit Karma on December 3, 2020. We have included the results of operations for Credit Karma in our consolidated statements of operations from the date of acquisition. Credit Karma operates as a separate reportable segment. See Note 15, "Segment Information," for more information.
We acquired The Rocket Science Group LLC (Mailchimp) on November 1, 2021. We have included the results of operations for Mailchimp in our consolidated statements of operations from the date of acquisition. Our Mailchimp offerings are part of our Small Business & Self-Employed segment. See Note 7, “Business Combinations,” for more information.
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
In fiscal 2021, the IRS extended the tax filing deadline from April to May 17, 2021. As a result of this extension, a significant amount of our fiscal 2021 Consumer segment and ProTax segment revenues were recognized in the fourth quarter as compared to the third quarter of fiscal 2023 and 2022.

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

Intuit Fiscal 2023 Form 10-K	62

Tables of Contents
estimates.

Revenue Recognition
We derive revenue from the sale of software subscriptions, hosted services, payroll services, merchant payment processing services, packaged software products, live expert advice, financing for small businesses, delivery of qualified links, and financial supplies and hardware. We enter into contracts with customers that include promises to transfer various products and services, which are generally capable of being distinct and accounted for as separate performance obligations. Revenue is recognized when the promised goods or services are transferred to customers, in an amount that reflects the consideration allocated to the respective performance obligation.
Nature of Products and Services
Online Offerings
Our online offerings include TurboTax Online and TurboTax Live, ProConnect Tax Online, QuickBooks Online, online payroll, and merchant payment processing services for small businesses who use our online offerings. Our Mailchimp offerings include marketing automation and customer relationship management.
These online offerings provide customers with the right to use the hosted software over the contract period without taking possession of the software and are billed on either a subscription or consumption basis. Revenue related to our online offerings that are billed on a subscription basis is recognized ratably over the contract period. Revenue related to online offerings that are billed on a consumption basis is recognized when the customer consumes the related service.
Desktop Offerings
Our desktop offerings consist of our subscription-based QuickBooks Desktop products, our consumer and professional tax desktop products, which include TurboTax, Lacerte and ProSeries, our desktop payroll products, and merchant payment processing services for small businesses who use our desktop offerings.
Our QuickBooks Desktop software subscriptions include a term software license, version protection, enhancements, support, and various connected services. We recognize revenue for the software license and version protection at the time they are delivered and recognize revenue for support and connected services over the subscription term as the services are provided. We have determined that the enhancements included in our QuickBooks Desktop software subscriptions are not material within the context of the contract.
Our consumer and professional tax packaged desktop software products include an on-premise tax software license, related tax form updates, electronic filing service, and connected services. We recognize revenue for the software license and related tax form updates, as one performance obligation, over the period the forms and updates are delivered. We recognize revenue for our electronic filings service and connected services as those services are provided.
We also sell some of our consumer tax packaged desktop software products in non-consignment and consignment arrangements to certain retailers. Additionally, we sell our QuickBooks Enterprise software on retailer websites. For these retailers, we begin recognizing revenue at the later of when control has transferred to the retailer or customer for consumer tax packaged desktop software and upon activation of the subscriptions by the customer for QuickBooks subscription offerings.
Our desktop payroll products are sold as software subscriptions and include a term software license with a stand-ready obligation to maintain compliance with current payroll tax laws, support, and connected services. The term software license and stand-ready obligation to maintain compliance with current payroll tax laws is considered one performance obligation. Each of the performance obligations is considered distinct, and control is transferred to the customer over the subscription term. As a result, revenue is recognized ratably over the subscription term as services are provided.
We offer merchant payment processing services as a separately paid connected service for our QuickBooks Desktop packaged software products and software subscriptions, and revenue is recognized as the services are provided to the customers.
Other Solutions
Revenue from our Credit Karma segment is primarily comprised of revenue from the delivery of qualified links that result in completed actions, or cost-per-action transactions. Credit Karma also generates revenue from cost-per-click and cost-per-lead transactions. All revenue from our Credit Karma segment is included in service and other revenue in our consolidated statements of operations.
Cost-per-action revenue is earned based on a pre-determined fee for approved actions, such as when credit cards are issued or when personal loans and other loans to businesses are funded. Revenue is recognized when a lead is generated that results in one of these approved actions.
Cost-per-click and cost-per-lead revenue is primarily related to mortgage and insurance businesses. Cost-per-click revenue is earned as users click on our customers' advertisements and is recognized based on the number of clicks recorded each month.

Intuit Fiscal 2023 Form 10-K	63

Tables of Contents
Cost-per-lead revenue is earned via customer advertisements that allow the generation of leads from consumers interested in the advertised products and is recognized at the time a consumer request or lead is delivered to the customer.
Revenue from the sale of our financial supplies, such as printed check stock and hardware, including credit card readers for mobile phones, is recognized when control is transferred to the customer, which is generally when the products are shipped.
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
Service and other revenue includes revenue from: our online offerings discussed above; our Credit Karma offerings; support, electronic filing services, and connected services included with our desktop offerings; merchant payment processing services; revenue-sharing and royalty arrangements; and interest on loans and amounts held for customers.
We record revenue net of sales tax obligations. For payroll services, we generally require customers to remit payroll tax funds to us in advance of the payroll date via electronic funds transfer. Revenue for electronic payment processing services that we provide to merchants is recorded net of interchange fees charged by credit card associations. We hold customer cash as part of delivering payroll and payment services, and we include in total net revenue the interest earned on these funds from the time they are collected until the time that we remit them to outside parties or merchants.
Judgments and Estimates
Our contracts with customers often include promises to transfer multiple products and services to a customer. In determining how revenue should be recognized, a five-step process is used, which requires judgment and estimates. These judgments and estimates include identifying performance obligations in the contract, determining whether the performance obligations are distinct, determining the SSP for each distinct performance obligation, determining the timing of revenue recognition for distinct performance obligations, and estimating the amount of variable consideration to include in the transaction price.
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
Our contracts with customers include promises to transfer various products and services, which are generally capable of being distinct performance obligations. In many cases, SSPs for distinct performance obligations are based on directly observable pricing. In instances where the SSP is not directly observable, such as when we do not sell the product or service separately, we determine the SSP using information that may include market conditions and other observable inputs.
Our consumer and professional tax desktop products include an on-premise tax software license and related tax form updates that are recognized as the forms and updates are delivered. We measure progress toward complete satisfaction of the software license and related tax form updates using an output method based on the timing of when the tax forms are delivered.
We generally provide refunds to customers for product returns and subscription cancellations. We also provide promotional discounts and incentive rebates on retail and distribution sales. These refunds, discounts, and incentive rebates are accounted for as variable consideration when estimating the amount of revenue to recognize. Refunds are estimated based on historical experience and current business and economic indicators and are updated at the end of each reporting period as additional information becomes available to the extent that it is probable that a significant reversal of any incremental revenue will not occur. Discounts and incentive rebates are estimated based on distributors' and retailers' performance against the terms and conditions of the rebate programs.
Deferred Revenue
We record deferred revenue when we have entered into a contract with a customer and cash payments are received or due prior to transfer of control or satisfaction of the related performance obligation. During the twelve months ended July 31, 2023, we recognized revenue of $808 million, that was included in deferred revenue at July 31, 2022. During the twelve months ended July 31, 2022, we recognized revenue of $684 million, that was included in deferred revenue at July 31, 2021.
Our performance obligations are generally satisfied within 12 months of the initial contract date. As of July 31, 2023 and 2022, the deferred revenue balance related to performance obligations that will be satisfied after 12 months was $5 million and $6 million, respectively, and is included in other long-term obligations on our consolidated balance sheets.

Intuit Fiscal 2023 Form 10-K	64

Tables of Contents
Assets Recognized from the Costs to Obtain a Contract with a Customer
Our sales commissions are considered incremental costs of obtaining the contract with a customer. Sales commissions for subscription offerings where we expect the benefit of those costs to continue longer than one year, are capitalized and amortized ratably over the period of benefit, which ranges from three to four years. Total capitalized costs to obtain a contract are not material and are included in prepaid expenses and other current assets and other assets on our consolidated balance sheets.
We apply a practical expedient to expense costs incurred to obtain a contract with a customer when the period of benefit is less than one year. These costs primarily include internal and external sales commissions for our consumer and professional tax offerings.

Shipping and Handling
We record the amounts we charge our customers for the shipping and handling of our software products as product revenue, and we record the related costs as cost of product revenue in our consolidated statements of operations.

Customer Service and Technical Support
We include the costs of customer service and technical support associated with our online or hosted offerings in cost of service and other revenue line in our consolidated statements of operations. We also include the costs of providing technical support for our desktop offerings in cost of service and other revenue. We include the costs of customer service related to desktop offerings in selling and marketing expense in our consolidated statements of operations. Customer service and technical support costs include costs associated with performing order processing, answering customer inquiries by telephone and through websites, e-mail, and other electronic means, and providing technical support assistance to customers. We expense the cost of providing this support as incurred.

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

Internal Use Software
We capitalize costs related to the development of hosted services that we provide to our customers and internal use of enterprise-level business and finance software in support of our operational needs. Costs incurred in the application development phase are capitalized and amortized on a straight-line basis over their useful lives, which are generally three to six years. Costs related to planning and other preliminary project activities and to post-implementation activities are expensed as incurred. We test these assets for impairment whenever events or changes in circumstances occur that could impact their recoverability.

Advertising
We expense all advertising costs as we incur them to selling and marketing expense in our consolidated statements of operations. We recorded advertising expense of approximately $1.5 billion for the twelve months ended July 31, 2023, $1.6 billion for the twelve months ended July 31, 2022, and $1.1 billion for the twelve months ended July 31, 2021.

Leases
Our leases are primarily operating leases for office facilities. We do not have material finance leases. We determine if an arrangement is a lease and classify it as either a finance or operating lease at lease inception. Operating leases are included in operating lease right-of-use (ROU) assets, other current liabilities, and operating lease liabilities on our consolidated balance sheets.
Operating lease liabilities are recognized at the lease commencement date based on the present value of the future minimum lease payments over the lease term. Our leases generally do not have a readily determinable implicit rate, therefore we use our incremental borrowing rate at the commencement date in determining the present value of future payments. Our incremental borrowing rate is determined based on a yield curve derived from publicly traded bond offerings for companies with similar credit ratings to ours. Our lease terms may include options to purchase, extend, or terminate the lease when it is

Intuit Fiscal 2023 Form 10-K	65

Tables of Contents
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
Our subleases generally do not relieve us of our primary obligations under the corresponding head lease. As a result, we account for the head lease based on the original assessment at inception. We determine if the sublease arrangement is either a sales-type, direct financing, or operating lease at inception. If the total remaining lease cost on the head lease for the term of the sublease is greater than the anticipated sublease income, the ROU asset is assessed for impairment. Our subleases are generally operating leases, and we recognize sublease income on a straight-line basis over the sublease term.

Capitalization of Interest Expense
We capitalize interest on capital projects, including facilities build-out projects and internal use computer software projects. Capitalization commences with the first expenditure for the project and continues until the project is substantially complete and ready for its intended use. We amortize capitalized interest to depreciation expense using the straight-line method over the same lives as the related assets. Capitalized interest was not material for any period presented.

Foreign Currency
The functional currencies of our international operating subsidiaries are generally the local currencies. We translate the assets and liabilities of our foreign subsidiaries at the exchange rates in effect on the balance sheet date. We translate the revenue, costs, and expenses of our foreign subsidiaries at the average rates of exchange in effect during the period. We include translation gains and losses in the stockholders’ equity section of our consolidated balance sheets. We include net gains and losses resulting from foreign exchange transactions in interest and other income or expense in our consolidated statements of operations. Translation gains and losses and transaction gains and losses were not material for any period presented.

Income Taxes
We estimate our income taxes based on the various jurisdictions where we conduct business. Significant judgment is required in determining our worldwide income tax provision. We estimate our current tax liability and assess temporary differences that result from differing treatments of certain items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which we show on our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be realized. To the extent we believe that realization is not likely, we establish a valuation allowance. When we establish a valuation allowance or increase this allowance in an accounting period, we record a corresponding income tax expense in our consolidated statements of operations.
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
We recognize and measure benefits for uncertain tax positions using a two-step approach. The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of available evidence indicates that it is more likely than not that the tax position will be sustained upon audit, including resolution of any related appeals or litigation processes. For tax positions that are more likely than not of being sustained upon audit, the second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. Significant judgment is required to evaluate uncertain tax positions. We evaluate our uncertain tax positions on a quarterly basis. Our evaluations are based upon a number of factors, including changes in facts or circumstances, changes in tax law, correspondence with tax authorities during the course of audits, and effective settlement of audit issues. Changes in the recognition or measurement of uncertain tax positions could result in material increases or decreases in our income tax expense in the period in which we make the change, which could have a material impact on our effective tax rate and operating results.
A description of our accounting policies associated with tax-related contingencies and valuation allowances assumed as part of a business combination is provided under “Business Combinations” below.

Intuit Fiscal 2023 Form 10-K	66

Tables of Contents

Computation of Net Income Per Share
We compute basic net income per share using the weighted-average number of common shares outstanding during the period. We compute diluted net income per share using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares consist of the shares issuable upon the exercise of stock options and upon the vesting of restricted stock units (RSUs) under the treasury stock method.
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
All of the RSUs we grant have dividend rights. Dividend rights are accumulated and paid when the underlying RSUs vest. Since the dividend rights are subject to the same vesting requirements as the underlying equity awards, they are considered a contingent transfer of value. Consequently, the RSUs are not considered participating securities, and we do not present them separately in earnings per share.
The following table presents the composition of shares used in the computation of basic and diluted net income per share for the periods indicated.

	Twelve Months Ended July 31,
(In millions, except per share amounts)	2023	2022	2021
Numerator:
Net income	$2,384	$2,066	$2,062
Denominator:
Shares used in basic per share amounts:
Weighted-average common shares outstanding	281	280	270
Shares used in diluted per share amounts:
Weighted-average common shares outstanding	281	280	270
Dilutive common equivalent shares from stock options and restricted stock awards	2	4	3
Dilutive weighted-average common shares outstanding	283	284	273

Basic and diluted net income per share:
Basic net income per share	$8.49	$7.38	$7.65
Diluted net income per share	$8.42	$7.28	$7.56

Shares excluded from diluted net income per share:
Weighted-average stock options and restricted stock units that have been excluded from dilutive common equivalent shares outstanding due to their anti-dilutive effect	1	1	—

Cash Equivalents and Investments
We consider highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. In all periods presented, cash equivalents consist primarily of money market funds. Investments consist primarily of investment-grade available-for-sale debt securities. Except for direct obligations of the United States government, securities issued by agencies of the United States government, and money market funds, we diversify our investments by limiting our holdings with any individual issuer.
We use the specific identification method to compute gains and losses on investments. We record unrealized gains and losses on investments, net of tax, in accumulated other comprehensive income in the stockholders’ equity section of our consolidated balance sheets and reflect unrealized gain and loss activity in other comprehensive income in our consolidated statements of comprehensive income. We generally classify available-for-sale debt securities as current assets based upon our ability and intent to use any and all of these securities as necessary to satisfy the significant short-term liquidity requirements that may arise from the highly seasonal nature of our businesses. Because of our significant business seasonality, stock repurchase programs, and acquisition opportunities, cash flow requirements may fluctuate dramatically from quarter to quarter and require us to use a significant amount of the investments we hold as available-for-sale.

Intuit Fiscal 2023 Form 10-K	67

Tables of Contents

Accounts Receivable and Allowances for Doubtful Accounts
Accounts receivable are recorded at the invoiced amount and are not interest bearing. Third-party payment processor receivables due from financial institutions for the settlement of credit and debit card transactions for the sales of our products and services are included in accounts receivable. We maintain an allowance for doubtful accounts to reserve for credit losses. In determining the amount of the allowance, we consider our historical level of credit losses, current economic trends that might impact the level of future credit losses, customer-specific information, and reasonable and supportable forecasts of future economic conditions to inform adjustments to historical loss data. We make judgments about the creditworthiness of significant customers based on ongoing credit evaluations. When we determine that amounts are uncollectible, we write them off against the allowance.

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

Property and Equipment
Property and equipment is stated at the lower of cost or realizable value, net of accumulated depreciation. We calculate depreciation using the straight-line method over the estimated useful lives of the assets, which range from two to 30 years. We amortize leasehold improvements using the straight-line method over the lesser of their estimated useful lives or remaining lease terms. We include the amortization of assets that are recorded under finance leases in depreciation expense. We review property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We did not record any material property or equipment impairment charges during the twelve months ended July 31, 2023, 2022, or 2021.

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
Under the acquisition method of accounting, we recognize separately from goodwill the identifiable assets acquired, the liabilities assumed, and any noncontrolling interests in an acquiree, generally at the acquisition date fair value. We measure goodwill as of the acquisition date as the excess of consideration transferred, which we also measure at fair value, over the net of the acquisition date amounts of the identifiable assets acquired and liabilities assumed. Costs that we incur to complete the business combination, such as investment banking, legal, and other professional fees, are not considered part of consideration, and we recognize such costs as general and administrative expenses as they are incurred. Under the acquisition method, we also account for acquired company restructuring activities that we initiate separately from the business combination.
Should the initial accounting for a business combination be incomplete by the end of a reporting period that falls within the measurement period, we report provisional amounts in our financial statements. During the measurement period, we adjust the provisional amounts recognized at the acquisition date to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date, and we record those adjustments to our financial statements. We apply those measurement period adjustments that we determine to be material retrospectively to comparative information in our financial statements, including adjustments to depreciation and amortization expense.
Under the acquisition method of accounting for business combinations, if we identify changes to acquired deferred tax asset valuation allowances or liabilities related to uncertain tax positions during the measurement period, and they relate to new information obtained about facts and circumstances that existed as of the acquisition date, those changes are considered a measurement period adjustment and we record the offset to goodwill. We record all other changes to deferred tax asset valuation allowances and liabilities related to uncertain tax positions in current period income tax expense. This accounting applies to all of our acquisitions regardless of acquisition date.

Intuit Fiscal 2023 Form 10-K	68

Tables of Contents

Goodwill, Acquired Intangible Assets and Other Long-Lived Assets
Goodwill
We record goodwill when the fair value of consideration transferred in a business combination exceeds the fair value of the identifiable assets acquired and liabilities assumed. Goodwill is not amortized, but is tested for impairment annually during our fourth fiscal quarter and whenever an event or change in circumstances indicates that the carrying value of the asset may not be recoverable.
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
If the carrying value of the net assets assigned to a reporting unit exceeds the estimated fair value of the unit, we would record an impairment loss equal to the difference. We recorded no goodwill impairment charges for the twelve months ended July 31, 2023, 2022, or 2021.
Acquired Intangible Assets and Other Long-Lived Assets
We generally record acquired intangible assets that have finite useful lives, such as purchased technology, in connection with business combinations. We amortize the cost of acquired intangible assets on a straight-line basis over their estimated useful lives, which range from two to fifteen years. We review intangible assets that have finite useful lives and other long-lived assets whenever an event or change in circumstances indicates that the carrying value of the asset may not be recoverable. We estimate the recoverability of these assets by comparing the carrying amount of the asset to the future undiscounted cash flows that we expect the asset to generate. We estimate the fair value of assets that have finite useful lives based on the present value of future cash flows for those assets. If the carrying value of an asset with a finite life exceeds its estimated fair value, we would record an impairment loss equal to the difference. Impairment charges for acquired intangible assets and other long-lived assets were not material for the twelve months ended July 31, 2023, 2022, or 2021.

Share-Based Compensation Plans
RSUs granted typically vest based on continued service. We value these time-based RSUs at the date of grant using the intrinsic value method. We amortize the fair value of time-based RSUs on a straight-line basis over the service period. Certain RSUs granted to senior management vest based on the achievement of pre-established market or performance goals. We estimate the fair value of market-based RSUs at the date of grant using a Monte Carlo valuation methodology and amortize those fair values over the requisite service period for each separately vesting tranche of the award. The Monte Carlo methodology that we use to estimate the fair value of market-based RSUs at the date of grant incorporates into the valuation the possibility that the market condition may not be satisfied. Provided that the requisite service is rendered, the total fair value of the market-based RSUs at the date of grant must be recognized as compensation expense even if the market condition is not achieved. However, the number of shares that ultimately vest can vary significantly with the performance of the specified market criteria. We estimate the fair value of performance-based RSUs at the date of grant using the intrinsic value method and the probability that the specified performance criteria would be met. Each quarter we update our assessment of the probability that the specified performance criteria will be achieved and adjust our estimate of the fair value of the performance-based RSUs if necessary. We amortize the fair values of performance-based RSUs over the requisite service period for each separately vesting tranche of the award. All of the RSUs we grant have dividend rights that are subject to the same vesting requirements as the underlying equity awards, so we do not adjust the intrinsic (market) value of our RSUs for dividends.
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

Intuit Fiscal 2023 Form 10-K	69

Tables of Contents

Concentration of Credit Risk and Significant Customers and Suppliers
We operate in markets that are highly competitive and rapidly changing. Significant technological changes, shifting customer needs, the emergence of competitive products or services with new capabilities, and other factors could negatively impact our operating results.
We are also subject to risks related to changes in the value of our material balance of investments. Our portfolio of investments consists of investment-grade securities. Except for direct obligations of the United States government, securities issued by agencies of the United States government and money market funds, we diversify our investments by limiting our holdings with any individual issuer. Our cash balances are primarily on deposit at high credit quality financial institutions. These deposits are typically in excess of insured limits.
We sell a portion of our products through third-party retailers and distributors. As a result, we face risks related to the collectibility of our accounts receivable. To appropriately manage this risk, we perform ongoing evaluations of customer credit and limit the amount of credit extended as we deem appropriate, but generally do not require collateral. We maintain reserves for estimated credit losses and these losses have historically been within our expectations. However, since we cannot predict future changes in the financial stability of our customers, we cannot guarantee that our reserves will continue to be adequate. No customer accounted for 10% or more of total net revenue for the twelve months ended July 31, 2023, 2022 or 2021, nor did any customer account for 10% or more of total accounts receivable at July 31, 2023 or July 31, 2022.
We rely primarily on one third-party vendor to perform the manufacturing and distribution functions for our retail desktop software products. We also have a key single-source vendor that prints and fulfills orders for most of our financial supplies business. While we believe that relying on key vendors improves the efficiency and reliability of our business operations, relying on any one vendor for a significant aspect of our business can have a material negative impact on our revenue and profitability if that vendor fails to perform at acceptable service levels for any reason, including financial difficulties of the vendor.

Accounting Standards Not Yet Adopted
We do not expect that any recently issued accounting pronouncements will have a material effect on our financial statements.

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
•Level 3 uses one or more unobservable inputs that are supported by little or no market activity and that are significant to the determination of fair value. Level 3 assets and liabilities include those whose fair values are determined using pricing models, discounted cash flow methodologies, or similar valuation techniques and significant management judgment or estimation.

Intuit Fiscal 2023 Form 10-K	70

Tables of Contents

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table summarizes financial assets and financial liabilities that we measured at fair value on a recurring basis at the dates indicated, classified in accordance with the fair value hierarchy described above.

	At July 31, 2023			At July 31, 2022
(In millions)	Level 1	Level 2	Total Fair Value	Level 1	Level 2	Total Fair Value
Assets:
Cash equivalents, primarily money market funds	$1,888	$—	$1,888	$1,835	$—	$1,835
Available-for-sale debt securities:
Corporate notes	—	805	805	—	589	589
U.S. agency securities	—	209	209	—	96	96
Total available-for-sale debt securities	—	1,014	1,014	—	685	685
Total assets measured at fair value on a recurring basis	$1,888	$1,014	$2,902	$1,835	$685	$2,520
Liabilities:
Senior unsecured notes(1)	$—	$1,309	$1,309	$—	$1,838	$1,838
(1) Carrying values on our consolidated balance sheets were $1.49 billion and $1.99 billion at July 31, 2023 and July 31, 2022, respectively. See Note 8, “Debt” for more information.
The following table summarizes our cash equivalents and available-for-sale debt securities by balance sheet classification and level in the fair value hierarchy at the dates indicated:

	At July 31, 2023			At July 31, 2022
(In millions)	Level 1	Level 2	Total Fair Value	Level 1	Level 2	Total Fair Value
Cash equivalents:
In cash and cash equivalents	$1,888	$—	$1,888	$1,835	$—	$1,835
Available-for-sale debt securities:
In investments	$—	$814	$814	$—	$485	$485
In funds receivable and amounts held for customers	—	200	200	—	200	200
Total available-for-sale debt securities	$—	$1,014	$1,014	$—	$685	$685
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
There were no transfers between Level 1, Level 2, and Level 3 of the fair value hierarchy during the twelve months ended July 31, 2023, 2022, or 2021.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
Assets measured at fair value on a non-recurring basis include reporting units measured at fair value in a goodwill impairment test and our long-term investments.
Estimates of fair value for reporting units fall under Level 3 of the fair value hierarchy. During the fourth quarters of fiscal 2023, fiscal 2022, and fiscal 2021, we performed our annual goodwill impairment tests. Using the methodology described in Note 1, we determined that the estimated fair values of all of our reporting units exceeded their carrying values and that they were not impaired.

Intuit Fiscal 2023 Form 10-K	71

Tables of Contents
Long-term investments represent non-marketable equity securities in privately held companies that do not have a readily determinable fair value. They are accounted for at cost and adjusted based on observable price changes from orderly transactions for identical or similar investments of the same issuer or impairment. These investments are classified as Level 3 in the fair value hierarchy because we estimate the value of these investments using a valuation method based on observable transaction price changes at the transaction date. We recognized no upward adjustments during the twelve months ended July 31, 2023. We recognized $54 million and $17 million of upward adjustments during the twelve months ended July 31, 2022 and July 31, 2021, respectively. Impairments recognized during the twelve months ended July 31, 2023, July 31, 2022, and July 31, 2021 were not material. Cumulative upward adjustments were $71 million, and cumulative impairments were not material through July 31, 2023 for measurement alternative investments held as of July 31, 2023. As of July 31, 2023 and July 31, 2022, the carrying value of long-term investments was $105 million and $98 million, respectively.

3. Cash and Cash Equivalents, Investments, and Funds Receivable and Amounts Held for Customers
The following table summarizes our cash and cash equivalents, investments, and funds receivable and amounts held for customers by balance sheet classification at the dates indicated.

	July 31, 2023		July 31, 2022
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Classification on consolidated balance sheets:
Cash and cash equivalents	$2,848	$2,848	$2,796	$2,796
Investments	819	814	490	485
Funds receivable and amounts held for customers	424	420	435	431
Total cash and cash equivalents, investments, and funds receivable and amounts held for customers	$4,091	$4,082	$3,721	$3,712
The following table summarizes our cash and cash equivalents, investments, and relevant portion of funds receivable and amounts held for customers by investment category at the dates indicated. As of July 31, 2023 and July 31, 2022, this excludes $216 million and $30 million, respectively, of funds receivable included on our consolidated balance sheets in funds receivable and amounts held for customers not measured and recorded at fair value.

	July 31, 2023		July 31, 2022
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Type of issue:
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$2,852	$2,852	$2,997	$2,997
Available-for-sale debt securities:
Corporate notes	811	805	597	589
U.S. agency securities	212	209	97	96
Total available-for-sale debt securities	1,023	1,014	694	685
Total cash, cash equivalents, restricted cash, restricted cash equivalents, and investments	$3,875	$3,866	$3,691	$3,682
We include realized gains and losses on our available-for-sale debt securities in interest and other income or expense in our consolidated statements of operations. Gross realized gains and losses on our available-for-sale debt securities for the twelve months ended July 31, 2023, 2022, and 2021 were not material.
We accumulate unrealized gains and losses on our available-for-sale debt securities, net of tax, in accumulated other comprehensive income or loss in the stockholders’ equity section of our consolidated balance sheets, except for certain unrealized losses described below. Gross unrealized gains and losses on our available-for-sale debt securities at July 31, 2023 and July 31, 2022 were not material.
For available-for-sale debt securities in an unrealized loss position, we determine whether a credit loss exists. The estimate of the credit loss is determined by considering available information relevant to the collectibility of the security and information about past events, current conditions, and reasonable and supportable forecasts. The allowance for credit loss is recorded to interest and other income on our consolidated statements of operations, not to exceed the amount of the unrealized loss. Any excess unrealized loss greater than the allowance for credit loss at a security level is recognized in accumulated other comprehensive income or loss in the stockholders' equity section of our consolidated balance sheets. We determined there were no credit losses related to available-for-sale debt securities as of July 31, 2023. Unrealized losses on available-for-sale

Intuit Fiscal 2023 Form 10-K	72

Tables of Contents
debt securities at July 31, 2023 were not material. We do not intend to sell these investments. In addition, it is more likely than not that we will not be required to sell them before recovery of the amortized cost basis, which may be at maturity.
The following table summarizes our available-for-sale debt securities, included in investments and relevant portion of funds receivable and amounts held for customers, classified by the stated maturity date of the security at the dates indicated.

	July 31, 2023		July 31, 2022
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$735	$730	$316	$313
Due within two years	147	144	298	293
Due within three years	141	140	79	78
Due after three years	—	—	1	1
Total available-for-sale debt securities	$1,023	$1,014	$694	$685

The following table summarizes our funds receivable and amounts held for customers by asset category at the dates indicated.

(In millions)	July 31, 2023	July 31, 2022	July 31, 2021	July 31, 2020
Restricted cash and restricted cash equivalents	$4	$201	$257	$255
Restricted available-for-sale debt securities and funds receivable	416	230	200	200
Total funds receivable and amounts held for customers	$420	$431	$457	$455

4. Notes Receivable and Allowances for Loan Losses
Notes receivable primarily consist of term loans to small businesses and refund advance loans to consumers. As of July 31, 2023 and July 31, 2022, the net notes receivable balance was $762 million and $540 million, respectively. The current portion is included in notes receivable, and the long term portion is included in other assets on our consolidated balance sheets. As of July 31, 2023 and July 31, 2022, the allowances for loan losses were not material.
Term loans to small businesses. We provide financing to small businesses via term loans. The term loans are not secured and are recorded at amortized cost, net of allowances for loan losses. As of July 31, 2023 and July 31, 2022, the net notes receivable balance for term loans was $757 million and $540 million, respectively. We maintain an allowance for loan losses to reserve for potentially uncollectible notes receivable. We evaluate the creditworthiness of our term loan portfolio on a pooled basis due to its composition of small, homogeneous loans with similar general credit risk and characteristics and apply a loss rate at the time of loan origination. The loss rate and underlying model are updated periodically to reflect actual loan performance and changes to assumptions. We make judgments about the known and inherent risks in the loan portfolio, adverse situations that may affect borrowers’ ability to repay, and current and future economic conditions. When we determine that amounts are uncollectible, we write them off against the allowance. As of July 31, 2023 and July 31, 2022, the allowances for loan losses on term loans to small businesses were not material.
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

Intuit Fiscal 2023 Form 10-K	73

Tables of Contents
Interest revenue is earned on loans originated and held to maturity in accordance with the specified period of time and defined interest rate noted in the loan contract. Interest revenue is recorded net of amortized direct origination costs and is included in service and other revenue in our consolidated statements of operations. Interest revenue was not material for all periods presented.
In August 2023, we entered into a forward flow arrangement with an institutional investor. Pursuant to this arrangement, we have a commitment to sell a minimum of $250 million in participation interests of unsecured term loans to small businesses over the next 18 months, subject to certain eligibility criteria.
Refund Advance Loans. Refund advance loans are loans available to eligible TurboTax customers based on a customer's anticipated income tax refund, at no cost to the customer. The loans are repaid from the customer's income tax refund, which is generally received within three to four weeks after acceptance of the customer's income tax return by the Internal Revenue Service (IRS). We partner with a third-party issuing bank to originate the loans and subsequently purchase full participating interests in those loans. The refund advance loans are not secured and are recorded at amortized cost, net of an allowance for loan losses. As of July 31, 2023, the net notes receivable balance for refund advance loans was not material. We had no refund advance loans outstanding as of July 31, 2022. We maintain an allowance for loan losses to reserve for potentially uncollectible loans. We evaluate the likelihood of repayment on a pooled basis due to its composition of small, homogeneous loans with similar general credit risk and characteristics and apply a loss rate at the time of loan purchase. The loss rate and underlying model are updated periodically to reflect actual loan performance and changes to assumptions. When we determine that amounts are uncollectible, we write them off against the allowance. As of July 31, 2023, the allowance for loan losses on refund advance loans was not material.

5. Property and Equipment
Property and equipment consisted of the following at the dates indicated:

	Life in	July 31,
(Dollars in millions)	Years	2023	2022
Equipment	3-5	$214	$208
Computer software	2-6	898	911
Furniture and fixtures	5	104	101
Leasehold improvements	2-16	404	366
Land	NA	79	79
Buildings	5-30	382	378
Capital in progress	NA	360	283
		2,441	2,326
Less accumulated depreciation and amortization		(1,472)	(1,438)
Total property and equipment, net		$969	$888
__________________________
NA = Not Applicable
Capital in progress at July 31, 2023 and 2022, consisted primarily of costs related to various buildings and site improvements that have not yet been placed into service.
As discussed in Note 1, “Description of Business and Summary of Significant Accounting Policies – Internal Use Software,” we capitalize costs related to the development of computer software for internal use. We capitalized internal use software costs totaling $50 million for the twelve months ended July 31, 2023; $72 million for the twelve months ended July 31, 2022; and $72 million for the twelve months ended July 31, 2021. There was no capitalized labor in these amounts for the twelve months ended July 31, 2023. There was $13 million and $30 million of capitalized labor in these amounts for the twelve months ended July 31, 2022 and July 31, 2021, respectively. Costs related to internal use software projects are included in the capital in progress category of property and equipment until project completion, at which time they are transferred to the computer software category.

Intuit Fiscal 2023 Form 10-K	74

Tables of Contents

6. Goodwill and Acquired Intangible Assets

Goodwill
Changes in the carrying value of goodwill by reportable segment during the twelve months ended July 31, 2023 and July 31, 2022 were as shown in the following table. Our reportable segments are described in Note 15, “Segment Information.”

(In millions)	Balance July 31, 2021	Goodwill Acquired/ Adjusted	Foreign Currency Translation	Balance July 31, 2022	Goodwill Acquired/ Adjusted	Foreign Currency Translation	Balance July 31, 2023
Small Business & Self-Employed	$1,578	$8,115	$(4)	$9,689	$1	$1	$9,691
Consumer	42	10	(1)	51	—	—	51
Credit Karma	3,898	5	(4)	3,899	40	2	3,941
ProTax	95	2	—	97	—	—	97
Totals	$5,613	$8,132	$(9)	$13,736	$41	$3	$13,780
Goodwill is net of accumulated impairment losses of $114 million, which were recorded prior to July 31, 2021 and are included in our Consumer segment. The increase in goodwill during the twelve months ended July 31, 2022 was primarily due to the acquisition of Mailchimp.

Acquired Intangible Assets
The following table shows the cost, accumulated amortization, and weighted-average life in years for our acquired intangible assets at the dates indicated. The weighted-average lives are calculated for assets that are not fully amortized.

(Dollars in millions)	Customer Lists / User Relationships	Purchased Technology	Trade Names and Logos	Covenants Not to Compete or Sue	Total

At July 31, 2023:
Cost	$6,197	$1,616	$680	$42	$8,535
Accumulated amortization	(1,178)	(756)	(140)	(42)	(2,116)
Acquired intangible assets, net	$5,019	$860	$540	$—	$6,419
Weighted-average life in years	14	8	13	0	13

At July 31, 2022:
Cost	$6,197	$1,612	$680	$42	$8,531
Accumulated amortization	(748)	(593)	(87)	(42)	(1,470)
Acquired intangible assets, net	$5,449	$1,019	$593	$—	$7,061
Weighted-average life in years	14	8	13	0	13

Intuit Fiscal 2023 Form 10-K	75

Tables of Contents
The following table shows the expected future amortization expense for our acquired intangible assets at July 31, 2023. Amortization of purchased technology is charged to amortization of acquired technology in our consolidated statements of operations. Amortization of other acquired intangible assets, such as customer lists, is charged to amortization of other acquired intangible assets in our consolidated statements of operations. If impairment events occur, they could accelerate the timing of acquired intangible asset charges.

(In millions)	Expected Future Amortization Expense

Twelve months ending July 31,
2024	$626
2025	624
2026	620
2027	594
2028	581
Thereafter	3,374
Total expected future amortization expense	$6,419

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
Pursuant to the equity purchase agreement, we also issued approximately 583,000 RSUs in substitution of outstanding equity incentive awards. These RSUs have a grant date fair value of $355 million and will be expensed over three years. Additionally, we issued approximately 325,000 RSUs with a total grant date fair value of $211 million to Mailchimp employees, of which $151 million will be expensed over four years and $60 million was expensed during the first six months following the acquisition date.

Intuit Fiscal 2023 Form 10-K	76

Tables of Contents
The allocation of the Mailchimp purchase price is as follows:

(In millions)	Amount
Cash and cash equivalents	$42
Investments	126
Accounts receivable, net	25
Income taxes receivable	1
Prepaid expenses and other current assets	24
Long-term investments	1
Property and equipment, net	15
Operating lease right-of-use assets	31
Goodwill	8,102
Intangible assets	4,340
Long-term deferred income tax assets	6
Other assets	1
Accounts payable	(163)
Accrued compensation and related liabilities	(409)
Deferred revenue	(52)
Other current liabilities	(69)
Long-term portion of operating lease liabilities	(20)
Other long-term obligations	(5)
Total purchase price allocation	$11,996
The excess of purchase consideration over the fair value of the net assets acquired was recorded as goodwill, which is primarily attributed to the assembled workforce of Mailchimp and the synergies expected to be achieved. This goodwill is assigned to the Small Business & Self-Employed segment and substantially all is deductible for income tax purposes. We completed the purchase price allocation for the Mailchimp acquisition during the second quarter of fiscal 2023, with no material adjustments to our preliminary purchase price allocation.
Intangible assets consist of customer lists, purchased technology, and trade names/trademarks. We amortize purchased intangible assets on a straight-line basis over their respective useful lives. The weighted-average life of the total acquired identifiable intangible assets is 12.0 years. The following table presents the details of identifiable intangible assets acquired.

(In millions, except years)	Estimated Useful Life	Amount
Customer lists	13 years	$3,160
Purchased technology	9 years	900
Trade names/trademarks	10 years	280
Total identifiable intangible assets		$4,340

Credit Karma
On December 3, 2020, we acquired all of the outstanding shares of Credit Karma, a consumer technology platform. We acquired Credit Karma to help consumers unlock smart money decisions and accelerate our mission of powering prosperity around the world, by creating a personal financial assistant that helps consumers find the right financial products, put more money in their pockets, and access financial expertise and education. Credit Karma is a separate reportable segment. See Note 15, "Segment Information," for more information. We have included the financial results of Credit Karma in the consolidated financial statements from the date of acquisition. For the twelve months ended July 31, 2021, the transaction costs associated with the acquisition were approximately $31 million, and were recorded in general and administrative expenses.
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

Intuit Fiscal 2023 Form 10-K	77

Tables of Contents
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
As part of the merger agreement, following the close of the transaction, we issued approximately $300 million of restricted stock units to employees of Credit Karma, which is being charged to expense over a service period of four years.
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
The excess of purchase consideration over the fair value of the net assets acquired was recorded as goodwill, which is primarily attributed to the assembled workforce of Credit Karma and the synergies expected to be achieved. This goodwill is assigned to the Credit Karma segment and is non-deductible for income tax purposes. We completed the purchase price allocation for the Credit Karma acquisition during the second quarter of fiscal 2022, with no material adjustments to our preliminary purchase price allocation.
Intangible assets consist of user relationships, trade names/trademarks, purchased technology, and partner relationships. We amortize purchased intangible assets on a straight-line basis over their respective useful lives. The weighted-average life of the total acquired identifiable intangible assets is 14.4 years. The following table presents the details of identifiable intangible assets acquired.

(In millions, except years)	Estimated Useful Life	Amount
User relationships	15 years	$2,781
Trade names/Trademarks	15 years	375
Purchased technology	6 years	216
Total identifiable intangible assets		$3,372
The following table summarizes the long-term deferred income tax assets and liabilities included in the purchase price allocation above:

(In millions)	Amount
Intangibles	$(851)
Federal and state net operating loss carryforwards	138
Federal research and experimentation credit carryforwards	51
Other, net	35
Total net long-term deferred income tax liabilities	$(627)

Intuit Fiscal 2023 Form 10-K	78

Tables of Contents

8. Debt
The carrying value of our debt was as follows at the dates indicated:

	July 31,	July 31,	Effective
(In millions)	2023	2022	Interest Rate
Senior unsecured notes issued June 2020:
0.650% notes due July 2023	$—	$500	0.837%
0.950% notes due July 2025	500	500	1.127%
1.350% notes due July 2027	500	500	1.486%
1.650% notes due July 2030	500	500	1.767%
Term loan	4,200	4,700
Secured revolving credit facilities	430	230
Total principal balance of debt	6,130	6,930
Unamortized discount and debt issuance costs	(10)	(16)
Net carrying value of debt	$6,120	$6,914

Short-term debt	$—	$499
Long-term debt	$6,120	$6,415
Future principal payments for debt at July 31, 2023 were as shown in the table below.

(In millions)
Fiscal year ending July 31,
2024	$—
2025	4,700
2026	430
2027	500
2028	—
Thereafter	500
Total future principal payments for debt	$6,130

Senior Unsecured Notes
In June 2020, we issued four series of senior unsecured notes (together, the Notes) pursuant to a public debt offering. The proceeds from the issuance were $1.98 billion, net of debt discount of $2 million and debt issuance costs of $15 million. During the fourth quarter of fiscal 2023, we repaid the $500 million in notes due in July 2023, when they became due using cash from operations.
Interest is payable semiannually on January 15 and July 15 of each year. The discount and debt issuance costs are amortized to interest expense over the term of the Notes under the effective interest method. We paid $23 million of interest on the Notes during the twelve months ended July 31, 2023, $23 million during the twelve months ended July 31, 2022, and $24 million during the twelve months ended July 31, 2021.
The Notes are senior unsecured obligations of Intuit and rank equally with all existing and future unsecured and unsubordinated indebtedness of Intuit and are redeemable by us at any time, subject to a make-whole premium. Upon the occurrence of change of control transactions that are accompanied by certain downgrades in the credit ratings of the Notes, we will be required to repurchase the Notes at a repurchase price equal to 101% of the aggregate outstanding principal plus any accrued and unpaid interest to but not including the date of repurchase. The indenture governing the Notes requires us to comply with certain covenants. For example, the Notes limit our ability to create certain liens and enter into sale and leaseback transactions. As of July 31, 2023, we were compliant with all covenants governing the Notes.

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

Intuit Fiscal 2023 Form 10-K	79

Tables of Contents
The 2021 Credit Facility includes customary affirmative and negative covenants, including financial covenants that require us to maintain a ratio of total gross debt to annual earnings before interest, taxes, depreciation and amortization (EBITDA) of not greater than 3.25 to 1.00 and a ratio of annual EBITDA to annual interest expense of not less than 3.00 to 1.00 as of the last day of each fiscal quarter. As of July 31, 2023, we were compliant with all required covenants.
Term Loan. On November 1, 2021, we borrowed the full $4.7 billion under the unsecured term loan to fund a portion of the cash consideration for the acquisition of Mailchimp. Under this agreement, we may, subject to certain customary conditions, on one or more occasions, increase commitments under the term loan in an amount not to exceed $400 million in the aggregate. The term loan accrues interest at rates that are equal to, at our election, either (i) the alternate base rate plus a margin that ranges from 0.0% to 0.125%, or (ii) the Secured Overnight Finance Rate (SOFR) plus a margin that ranges from 0.625% to 1.125%. Actual margins under either election will be based on our senior debt credit ratings. Interest on the term loan is payable monthly. At July 31, 2023, $4.2 billion was outstanding under the term loan. The carrying value of the term loan approximates its fair value. We paid $230 million and $42 million of interest on the term loan during the twelve months ended July 31, 2023 and July 31, 2022, respectively. We paid $2 million of interest on our previous term loan under the 2019 Credit Facility during the twelve months ended July 31, 2021.
Unsecured Revolving Credit Facility. The 2021 Credit Facility includes a $1 billion unsecured revolving credit facility that will expire on November 1, 2026. Under this agreement, we may increase commitments under the unsecured revolving credit facility in an amount not to exceed $250 million in the aggregate and may extend the maturity date up to two times, subject to customary conditions including lender approval. Advances under the unsecured revolving credit facility accrue interest at rates that are equal to, at our election, either (i) the alternate base rate plus a margin that ranges from 0.0% to 0.1%, or (ii) SOFR plus a margin that ranges from 0.69% to 1.1%. Actual margins under either election will be based on our senior debt credit ratings. At July 31, 2023, no amounts were outstanding under the unsecured revolving credit facility. We paid no interest on the unsecured revolving credit facility during each of the twelve months ended July 31, 2023 and 2022. We paid $1 million of interest on our previous unsecured revolving credit facility during the twelve months ended July 31, 2021.

Secured Revolving Credit Facilities
2019 Secured Facility. On February 19, 2019, a subsidiary of Intuit entered into a secured revolving credit facility with a lender to fund a portion of our loans to qualified small businesses (the 2019 Secured Facility). The 2019 Secured Facility is secured by cash and receivables of the subsidiary and is non-recourse to Intuit Inc. We have entered into several amendments to this facility, most recently on July 21, 2023. These amendments primarily increase the facility limit, extend the commitment term and maturity date, and update the benchmark interest rate. Under the amended 2019 Secured Facility, the facility limit is $500 million, of which $300 million is committed and $200 million is uncommitted. Advances accrue interest at adjusted daily simple SOFR plus 1.5%. Unused portions of the committed credit facility accrue interest at a rate ranging from 0.25% to 0.75%, depending on the total unused committed balance. The commitment term is through July 18, 2025, and the final maturity date is July 20, 2026. The agreement includes certain affirmative and negative covenants, including financial covenants, that require the subsidiary to maintain specified financial ratios. As of July 31, 2023, we were compliant with all required covenants. At July 31, 2023, $300 million was outstanding under the 2019 Secured Facility and the weighted-average interest rate was 6.91%. The outstanding balance is secured by cash and receivables of the subsidiary totaling $912 million. Interest on the 2019 Secured Facility is payable monthly. We paid $16 million, $2 million, and $3 million of interest on this secured revolving credit facility during the twelve months ended July 31, 2023, 2022, and 2021, respectively.
2022 Secured Facility. On October 12, 2022, another subsidiary of Intuit entered into a secured revolving credit facility with a lender to fund a portion of our loans to qualified small businesses (the 2022 Secured Facility). The 2022 Secured Facility is secured by cash and receivables of the subsidiary and is non-recourse to Intuit Inc. Under the agreement, the facility limit is $500 million, of which $150 million is committed and $350 million is uncommitted. Advances accrue interest at SOFR plus 1.3%. Unused portions of the committed credit facility accrue interest at a rate ranging from 0.2% to 0.4%, depending on the total unused committed balance. The commitment term is through October 12, 2024, and the final maturity date is October 13, 2025. The agreement includes certain affirmative and negative covenants, including financial covenants, that require the subsidiary to maintain specified financial ratios. As of July 31, 2023, we were compliant with all required covenants. At July 31, 2023, $130 million was outstanding under the 2022 Secured Facility and the weighted-average interest rate was 6.64%, which includes the interest on the unused committed portion. The outstanding balance is secured by cash and receivables of the subsidiary totaling $375 million. Interest on the 2022 Secured Facility is payable monthly. We paid $4 million of interest on this secured revolving credit facility during the twelve months ended July 31, 2023.

Intuit Fiscal 2023 Form 10-K	80

Tables of Contents

9. Other Liabilities and Commitments

Other Current Liabilities
Other current liabilities were as follows at the dates indicated:

	July 31,
(In millions)	2023	2022
Executive deferred compensation plan liabilities	$171	$147
Current portion of operating lease liabilities	89	84
Sales, property, and other taxes	45	40
Reserve for returns, credits, and promotional discounts	32	31
Accrued settlement for state attorneys general	—	141
Other	111	128
Total other current liabilities	$448	$571

Other Long-Term Obligations
Other long-term obligations were as follows at the dates indicated:

	July 31,
(In millions)	2023	2022
Income tax liabilities	$76	$44
Dividend payable	16	12
Deferred revenue	5	6
Other	20	25
Total other long-term obligations	$117	$87

Unconditional Purchase Obligations
In the ordinary course of business, we enter into certain unconditional purchase obligations with our suppliers. These are agreements to purchase products and services that are enforceable, legally binding, and specify terms that include fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the payments.
Annual minimum commitments under purchase obligations at July 31, 2023 were as shown in the table below.

(In millions)	Purchase Obligations
Fiscal year ending July 31,
2024	$596
2025	574
2026	313
2027	68
2028	55
Thereafter	440
Total commitments	$2,046

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

Intuit Fiscal 2023 Form 10-K	81

Tables of Contents
We sublease certain office facilities to third parties. These subleases have remaining lease terms of up to 7 years, some of which include one or more options to extend the subleases for up to 5 years per option.
The components of lease expense were as follows:

	Twelve Months Ended July 31,
(In millions)	2023	2022	2021
Operating lease cost (1)	$124	$105	$75
Variable lease cost	20	15	11
Sublease income	(12)	(17)	(16)
Total net lease cost	$132	$103	$70
(1)    Includes short-term leases, which were not material for the twelve months ended July 31, 2023, 2022 or 2021.
Supplemental cash flow information related to operating leases was as follows:

	Twelve Months Ended July 31,
(In millions)	2023	2022	2021
Cash paid for amounts included in the measurement of operating lease liabilities	$107	$104	$76

Right-of-use assets obtained in exchange for operating lease liabilities	$28	$238	$60
Other information related to operating leases was as follows at the dates indicated:

	July 31,
	2023	2022	2021
Weighted-average remaining lease term for operating leases	7.9 years	8.1 years	6.8 years
Weighted-average discount rate for operating leases	3%	2.9%	2.3%
Future minimum lease payments under non-cancellable operating leases as of July 31, 2023 were as follows:

(In millions)	Operating Leases (1)
Fiscal year ending July 31,
2024	$76
2025	95
2026	78
2027	70
2028	60
Thereafter	281
Total future minimum lease payments	660
Less imputed interest	(91)
Present value of lease liabilities	$569
(1)    Non-cancellable sublease proceeds for the fiscal years ending July 31, 2024, 2025, 2026, 2027, 2028, and thereafter of $11 million, $6 million, $1 million, $1 million, $1 million, and $2 million, respectively, are not included in the table above.
Supplemental balance sheet information related to operating leases was as follows at the dates indicated:

	July 31,
(In millions)	2023	2022

Operating lease right-of-use assets	$469	$549

Other current liabilities	$89	$84
Operating lease liabilities	480	542
Total operating lease liabilities	$569	$626

Intuit Fiscal 2023 Form 10-K	82

Tables of Contents

11. Income Taxes
The provision for income taxes consisted of the following for the periods indicated:

	Twelve Months Ended July 31,
(In millions)	2023	2022	2021
Current:
Federal	$970	$253	$399
State	208	93	121
Foreign	86	31	17
Total current	1,264	377	537
Deferred:
Federal	(559)	85	(33)
State	(99)	18	(11)
Foreign	(1)	(4)	1
Total deferred	(659)	99	(43)
Total provision for income taxes	$605	$476	$494
We recognized excess tax benefits on share-based compensation of $32 million, $134 million, and $126 million in the provision for income taxes for the twelve months ended July 31, 2023, 2022, and 2021, respectively.
The sources of income before the provision for income taxes consisted of the following for the periods indicated:

	Twelve Months Ended July 31,
(In millions)	2023	2022	2021
United States	$2,798	$2,433	$2,497
Foreign	191	109	59
Total	$2,989	$2,542	$2,556
Differences between income taxes calculated using the federal statutory income tax rate and the provision for income taxes were as follows for the periods indicated:

	Twelve Months Ended July 31,
(In millions)	2023	2022	2021
Income before income taxes	$2,989	$2,542	$2,556

Statutory federal income tax	$628	$534	$537
State income tax, net of federal benefit	86	87	87
Federal research and experimentation credits	(106)	(94)	(70)
Share-based compensation	58	45	32
Excess tax benefits related to share-based compensation	(26)	(112)	(105)
Effects of non-U.S. operations	(28)	4	4
Other, net	(7)	12	9
Total provision for income taxes	$605	$476	$494
The state income tax line in the table above includes excess tax benefits related to share-based compensation of $6 million, $22 million and $21 million for the twelve months ended July 31, 2023, 2022, and 2021, respectively.
During the twelve months ended July 31, 2023, a transfer of certain intangible assets from our United Kingdom subsidiary to the United States resulted in the utilization of deferred tax assets previously subject to a full valuation allowance. The net tax benefit realized on the transfer was approximately $32 million, which is included in the effects of non-U.S. operations and state income tax lines in the table above.
In the current global tax policy environment, the U.S. and other domestic and foreign governments continue to consider, and in some cases enact, changes in corporate tax laws. As changes occur, we account for finalized legislation in the period of enactment.

Intuit Fiscal 2023 Form 10-K	83

Tables of Contents
Material deferred tax assets and liabilities were as follows at the dates indicated:

	July 31,
(In millions)	2023	2022
Deferred tax assets:
Accruals and reserves not currently deductible	$31	$84
Capitalized research and development (1)	667	—
Operating lease liabilities	153	168
Accrued and deferred compensation	90	84
Loss and tax credit carryforwards	256	224
Intangible assets	—	25
Share-based compensation	94	97
Other, net	27	23
Total gross deferred tax assets	1,318	705
Valuation allowance	(235)	(244)
Total deferred tax assets	1,083	461
Deferred tax liabilities:
Operating lease right-of-use assets	128	149
Intangibles	840	868
Property and equipment	8	9
Other, net	47	43
Total deferred tax liabilities	1,023	1,069
Net deferred tax assets (liabilities)	$60	$(608)
(1) As required by the 2017 Tax Cuts & Jobs Act, our research and development costs are capitalized and amortized for U.S. tax purposes for the twelve months ended July 31, 2023. The mandatory capitalization requirement significantly increased our deferred tax assets at July 31, 2023.
The components of total net deferred tax assets (liabilities), net of valuation allowances, as shown on our consolidated balance sheets were as follows at the dates indicated:

	July 31,
(In millions)	2023	2022
Long-term deferred income tax assets	$64	$11
Long-term deferred income tax liabilities	(4)	(619)
Net deferred tax assets (liabilities)	$60	$(608)
We have provided a valuation allowance related to state research and experimentation tax credit carryforwards, foreign loss carryforwards and state operating loss carryforwards that we believe are unlikely to be realized. We have a valuation allowance of $235 million and $244 million for the twelve months ended July 31, 2023 and July 31, 2022. The valuation allowance on our net deferred taxes decreased by $9 million for the twelve months ended July 31, 2023. The change in the valuation allowance was primarily related to a decrease in the allowance for foreign intangible deferred tax assets and foreign net operating loss carryforwards, net of an increase in the allowance for state research and experimentation tax credit carryforwards. The valuation allowance on our net deferred taxes increased by $39 million for the twelve months ended July 31, 2022. The change in the valuation allowance was primarily related to state research and experimentation tax credit carryforwards.
At July 31, 2023, we had federal net operating loss carryforwards of approximately $52 million that will start to expire in fiscal 2032. Utilization of the net operating losses is subject to annual limitation. The annual limitation may result in the expiration of net operating losses before utilization.
At July 31, 2023, we had state net operating loss carryforwards of approximately $150 million for which we have recorded a deferred tax asset of $10 million and a valuation allowance of $5 million. The state net operating loss carryforwards will start to expire in fiscal 2028. Utilization of the net operating losses is subject to annual limitation. The annual limitation may result in the expiration of net operating losses before utilization.
At July 31, 2023, we had foreign net operating loss carryforwards of approximately $96 million which carry forward indefinitely. We maintain a full valuation allowance with respect to the foreign net operating losses as there is not sufficient evidence of future sources of taxable income required to utilize such carryforwards.

Intuit Fiscal 2023 Form 10-K	84

Tables of Contents
At July 31, 2023, we had California research and experimentation credit carryforwards of approximately $343 million. The California research and experimentation credit will carry forward indefinitely.

Unrecognized Tax Benefits
The aggregate changes in the balance of our gross unrecognized tax benefits were as follows for the periods indicated:

	Twelve Months Ended July 31,
(In millions)	2023	2022	2021
Gross unrecognized tax benefits, beginning balance	$216	$190	$101
Increases related to tax positions from prior fiscal years, including acquisitions	11	9	69
Decreases related to tax positions from prior fiscal years	(16)	(13)	—
Increases related to tax positions taken during current fiscal year	38	31	31
Settlements with tax authorities	(2)	—	—
Lapse of statute of limitations	(1)	(1)	(11)
Gross unrecognized tax benefits, ending balance	$246	$216	$190
The total amount of our unrecognized tax benefits at July 31, 2023 was $246 million. If we were to recognize these net benefits, our income tax expense would reflect a favorable net impact of $152 million. We do not believe that it is reasonably possible that there will be a material increase or decrease in unrecognized tax benefits over the next 12 months.
We file U.S. federal, U.S. state, and foreign tax returns. Our major tax jurisdiction is the U.S. federal jurisdiction. For U.S. federal tax returns, we are no longer subject to tax examinations for fiscal 2017 and for years prior to fiscal 2016.
We recognize interest and penalties related to unrecognized tax benefits within the provision for income taxes. Amounts accrued at July 31, 2023 and July 31, 2022 for the payment of interest and penalties were not material. The amounts of interest and penalties that we recognized during the twelve months ended July 31, 2023, 2022, and 2021, were also not material.
We offset an $85 million and $89 million long-term liability for uncertain tax positions against our long-term income tax receivable at July 31, 2023 and July 31, 2022, respectively. The long-term income tax receivable at July 31, 2023 and July 31, 2022 was primarily related to the government’s approval of a method of accounting change request for fiscal 2018 and a refund claim related to Credit Karma’s alternative minimum tax credit that was recorded as part of the acquisition.

12. Stockholders’ Equity

Stock Repurchase Programs and Treasury Shares
Intuit’s Board of Directors has authorized a series of common stock repurchase programs. Shares of common stock repurchased under these programs become treasury shares. Under these programs, we repurchased 4.7 million shares of our common stock for $2.0 billion during the twelve months ended July 31, 2023. Included in this amount were $10 million of repurchases which occurred in late July 2023 and settled in August 2023. At July 31, 2023, we had authorization from our Board of Directors for up to $1.5 billion in stock repurchases. On August 22, 2023, our Board approved an increase in the authorization under the existing stock repurchase program under which we are authorized to repurchase up to an additional $2.3 billion of our common stock. Future stock repurchases under the current program are at the discretion of management, and authorization of future stock repurchase programs is subject to the final determination of our Board of Directors.
Our treasury shares are repurchased at the market price on the trade date; accordingly, all amounts paid to reacquire these shares have been recorded as treasury stock on our consolidated balance sheets. Any direct costs to acquire treasury stock are recorded to treasury stock on our consolidated balance sheets. Repurchased shares of our common stock are held as treasury shares until they are reissued or retired. When we reissue treasury stock, if the proceeds from the sale are more than the average price we paid to acquire the shares, we record an increase in additional paid-in capital. Conversely, if the proceeds from the sale are less than the average price we paid to acquire the shares, we record a decrease in additional paid-in capital to the extent of increases previously recorded for similar transactions and a decrease in retained earnings for any remaining amount.
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

Intuit Fiscal 2023 Form 10-K	85

Tables of Contents

Dividends on Common Stock
During the twelve months ended July 31, 2023, we declared cash dividends that totaled $3.12 per share of outstanding common stock, or approximately $898 million. In August 2023, our Board of Directors declared a quarterly cash dividend of $0.90 per share of outstanding common stock payable on October 17, 2023 to stockholders of record at the close of business on October 9, 2023. Future declarations of dividends and the establishment of future record dates and payment dates are subject to the final determination of our Board of Directors.

Description of 2005 Equity Incentive Plan and Credit Karma, Inc. 2015 Equity Incentive Plan
Our stockholders initially approved our 2005 Equity Incentive Plan (2005 Plan) on December 9, 2004. On January 20, 2022, our stockholders approved an Amended and Restated 2005 Equity Incentive Plan (Restated 2005 Plan) that expires on January 20, 2032. Under the Restated 2005 Plan, we are permitted to grant incentive and non-qualified stock options, restricted stock awards, RSUs, stock appreciation rights, and stock bonus awards to our employees, non-employee directors, and consultants. The Compensation and Organizational Development Committee of our Board of Directors or its delegates determine who will receive grants, when those grants will be exercisable, their exercise price, and other terms. We are permitted to issue up to 159.5 million shares under the Restated 2005 Plan, including 3,366,512 shares that were previously available for issuance prior to January 20, 2022 under the Credit Karma Plan, described below, adjusted for the fungible ratio of the Restated 2005 Plan. The plan provides a fungible share reserve. Each stock option granted on or after November 1, 2010 reduces the share reserve by one share and each restricted stock award or restricted stock unit granted reduces the share reserve by 2.3 shares. Stock options forfeited and returned to the pool of shares available for grant increase the pool by one share for each share forfeited. Restricted stock awards and RSUs forfeited and returned to the pool of shares available for grant increase the pool by 2.3 shares for each share forfeited. Shares withheld for income taxes upon vesting of RSUs that were granted on or after July 21, 2016 are also returned to the pool of shares available for grant. Stock options granted under the 2005 Plan and the Restated 2005 Plan typically vest over three to four years based on continued service and have a seven year term. RSUs granted under those plans typically vest over three to four years based on continued service. Certain RSUs granted to senior management vest based on the achievement of pre-established performance or market goals.
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
At July 31, 2023, there were approximately 19.0 million shares available for grant under the Restated 2005 Plan and no awards may be granted out of the Credit Karma Plan.

Description of Employee Stock Purchase Plan
On November 26, 1996, our stockholders initially adopted our Employee Stock Purchase Plan (ESPP) under Section 423 of the Internal Revenue Code. The ESPP permits our eligible employees to make payroll deductions to purchase our stock on regularly scheduled purchase dates at a discount. Our stockholders have approved amendments to the ESPP to permit the issuance of up to 25.8 million shares under the ESPP, which expires upon the earliest to occur of (a) termination of the ESPP by the Board, or (b) issuance of all the shares of Intuit’s common stock reserved for issuance under the ESPP. Offering periods under the ESPP are six months in duration and composed of two consecutive three-month accrual periods. Shares are purchased at 85% of the lower of the closing price for Intuit common stock on the first day of the offering period or the last day of the accrual period.
Under the ESPP, employees purchased 399,975 shares of Intuit common stock during the twelve months ended July 31, 2023; 326,961 shares during the twelve months ended July 31, 2022; and 405,268 shares during the twelve months ended July 31, 2021. At July 31, 2023, there were 2,323,980 shares available for issuance under this plan.

Intuit Fiscal 2023 Form 10-K	86

Tables of Contents

Share-Based Compensation Expense
The following table summarizes the total share-based compensation expense that we recorded in operating income for the periods shown.

	Twelve Months Ended July 31,
(In millions except per share amounts)	2023	2022	2021
Cost of product revenue	$3	$2	$1
Cost of service and other revenue	371	144	68
Selling and marketing	429	309	183
Research and development	532	521	281
General and administrative	377	332	220
Total share-based compensation expense	1,712	1,308	753
Income tax benefit	(373)	(396)	(269)
Decrease in net income	$1,339	$912	$484

Decrease in net income per share:
Basic	$4.77	$3.26	$1.79
Diluted	$4.73	$3.21	$1.77
We capitalized no share-based compensation related to internal use software projects during the twelve months ended July 31, 2023, and $1 million and $2 million during the twelve months ended July 31, 2022, and 2021, respectively.

Determining Fair Value
Valuation and Amortization Methods
RSUs granted typically vest based on continued service. We value these time-based RSUs at the date of grant using the intrinsic value method. We amortize the fair value of time-based RSUs on a straight-line basis over the service period. These time-based RSUs accounted for approximately 85% of our total share-based compensation expense during the twelve months ended July 31, 2023. Certain RSUs granted to senior management vest based on the achievement of pre-established market or performance goals. We estimate the fair value of market-based RSUs at the date of grant using a Monte Carlo valuation methodology and amortize those fair values over the requisite service period for each separately vesting tranche of the award. The Monte Carlo methodology that we use to estimate the fair value of market-based RSUs at the date of grant incorporates into the valuation the possibility that the market condition may not be satisfied. Provided that the requisite service is rendered, the total fair value of the market-based RSUs at the date of grant must be recognized as compensation expense even if the market condition is not achieved. However, the number of shares that ultimately vest can vary significantly with the performance of the specified market criteria. We estimate the fair value of performance-based RSUs at the date of grant using the intrinsic value method and the probability that the specified performance criteria will be met. Each quarter we update our assessment of the probability that the specified performance criteria will be achieved and adjust our estimate of the fair value of the performance-based RSUs if necessary. We amortize the fair values of performance-based RSUs over the requisite service period for each separately vesting tranche of the award. All of the RSUs we grant have dividend rights that are subject to the same vesting requirements as the underlying equity awards, so we do not adjust the market price of our stock on the date of grant for dividends.
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

Intuit Fiscal 2023 Form 10-K	87

Tables of Contents
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
We used the following assumptions to estimate the fair value of stock options granted and shares purchased under our Employee Stock Purchase Plan for the periods indicated:

	Twelve Months Ended July 31,
	2023	2022	2021
Assumptions for stock options:
Expected volatility (range)	30.41% - 33.19%	35%	29%
Weighted-average expected volatility	30.67%	35%	29%
Risk-free interest rate (range)	3.52% - 4.46%	2.73%	0.62%
Expected dividend yield	0.63%	0.61%	0.45%

Assumptions for ESPP:
Expected volatility (range)	38% - 48%	26% - 39%	31% - 36%
Weighted-average expected volatility	42%	23%	34%
Risk-free interest rate (range)	1.59% - 4.74%	0.04% - 0.44%	0.02% - 0.17%
Expected dividend yield (range)	0.74% - 0.81%	0.47% - 0.59%	0.60% - 0.75%

Intuit Fiscal 2023 Form 10-K	88

Tables of Contents

Share-Based Awards Available for Grant
A summary of share-based awards available for grant under our plans for the fiscal periods indicated was as follows:

(Shares in thousands)	Shares Available for Grant
Balance at July 31, 2020	18,047
Shares available for grant under the Credit Karma Plan	4,298
Restricted stock units granted (1)	(9,191)
Options granted	(323)
Share-based awards canceled/forfeited/expired (1)(2)	4,020
Balance at July 31, 2021	16,851
Additional shares authorized	19,903
Restricted stock units granted (1)	(14,868)
Options granted	(400)
Share-based awards canceled/forfeited/expired (1)(2)	4,774
Balance at July 31, 2022	26,260
Restricted stock units granted (1)	(12,098)
Options granted	(413)
Share-based awards canceled/forfeited/expired (1)(2)	5,277
Balance at July 31, 2023	19,026
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
(2)Stock options and RSUs canceled, expired, or forfeited under our Restated 2005 Plan and Credit Karma Plan are returned to the pool of shares available for grant. Under the Restated 2005 Plan, shares withheld for income taxes upon vesting of RSUs that were granted on or after July 21, 2016 are also returned to the pool of shares available for grant. Stock options and RSUs canceled, expired, or forfeited under older expired plans are not returned to the pool of shares available for grant. Under the Credit Karma Plan, shares withheld for income taxes are also returned to the pool of shares available for grant.

Intuit Fiscal 2023 Form 10-K	89

Tables of Contents

Restricted Stock Unit and Restricted Stock Activity
A summary of RSU and restricted stock activity for the periods indicated was as follows:

(Shares in thousands)	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at July 31, 2020	5,664	$231.97
Assumed through acquisition	1,998	355.49
Granted(1)	3,877	431.82
Restricted stock subject to revest provisions issued in connection with acquisition	775	355.49
Vested	(2,242)	262.23
Forfeited	(1,034)	251.41
Nonvested at July 31, 2021	9,038	345.86
Granted(2)	6,634	466.12
Vested	(3,154)	351.80
Forfeited	(1,051)	351.15
Nonvested at July 31, 2022	11,467	413.32
Granted	5,260	452.45
Vested	(4,019)	414.12
Forfeited	(814)	364.45
Nonvested at July 31, 2023	11,894	$433.70
(1)This includes 809,000 RSUs granted to employees of Credit Karma in connection with the acquisition with a grant date fair value of $300 million. See Note 7, “Business Combinations.”
(2)This includes approximately 583,000 RSUs granted to employees of Mailchimp in substitution of outstanding equity incentive awards with a grant date fair value of $355 million and approximately 325,000 RSUs granted to employees of Mailchimp in connection with the acquisition with a grant date fair value of $211 million. See Note 7, “Business Combinations.”
Additional information regarding our RSUs is shown in the table below.

	Twelve Months Ended July 31,
(In millions)	2023	2022	2021
Total fair market value of shares vested	$1,673	$1,658	$942

Share-based compensation for RSUs	$1,636	$1,248	$708

Total tax benefit related to RSU share-based compensation expense	$339	$375	$225

Cash tax benefits realized for tax deductions for RSUs	$347	$334	$221
At July 31, 2023, there was $4.8 billion of unrecognized compensation cost related to non-vested RSUs and restricted stock with a weighted-average vesting period of 3.0 years. We will adjust unrecognized compensation cost for actual forfeitures as they occur.

Intuit Fiscal 2023 Form 10-K	90

Tables of Contents

Stock Option Activity
A summary of stock option activity for the periods indicated was as follows:

	Options Outstanding
(Shares in thousands)	Number of Shares	Weighted Average Exercise Price Per Share
Balance at July 31, 2020	2,681	$185.83
Granted	323	525.51
Exercised	(718)	128.39
Canceled or expired	(82)	264.53
Balance at July 31, 2021	2,204	251.48
Granted	400	448.59
Exercised	(242)	164.94
Canceled or expired	(70)	426.22
Balance at July 31, 2022	2,292	289.62
Granted	413	489.85
Exercised	(551)	163.64
Canceled or expired	(24)	368.72
Balance at July 31, 2023	2,130	$360.17
Information regarding stock options outstanding as of July 31, 2023 is summarized below:

	Number of Shares (in thousands)	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price per Share	Aggregate Intrinsic Value (in millions)
Options outstanding	2,130	4.26	$360.17	$327
Options exercisable	1,205	2.84	$278.28	$283
The aggregate intrinsic values at July 31, 2023 are calculated as the difference between the exercise price of the underlying options and the market price of our common stock for shares that were in-the-money at that date. In-the-money options at July 31, 2023 were options that had exercise prices that were lower than the $511.70 market price of our common stock at that date.
Additional information regarding our stock options and ESPP shares is shown in the table below.

	Twelve Months Ended July 31,
(In millions except per share amounts)	2023	2022	2021
Weighted-average fair value of options granted (per share)	$144.92	$136.76	$122.16

Total grant date fair value of options vested	$33	$25	$17

Aggregate intrinsic value of options exercised	$150	$78	$179

Share-based compensation expense for stock options and ESPP	$76	$60	$45

Total tax benefit for stock option and ESPP share-based compensation	$34	$21	$44

Cash received from option exercises	$90	$40	$92

Cash tax benefits realized related to tax deductions for non-qualified option exercises and disqualifying dispositions under all share-based payment arrangements	$31	$37	$48
At July 31, 2023, there was $123 million of unrecognized compensation cost related to non-vested stock options with a weighted-average vesting period of 3.2 years. We will adjust unrecognized compensation cost for actual forfeitures as they occur.

Intuit Fiscal 2023 Form 10-K	91

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

	July 31,
(In millions)	2023	2022
Unrealized loss on available-for-sale debt securities	$(7)	$(7)
Foreign currency translation adjustments	(48)	(53)
Total accumulated other comprehensive loss	$(55)	$(60)

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
We had liabilities related to this plan of $171 million at July 31, 2023, and $147 million at July 31, 2022. We have matched the plan liabilities with similar-performing assets, which are primarily investments in life insurance contracts. These assets are recorded in other long-term assets, while liabilities related to obligations are recorded in other current liabilities on our consolidated balance sheets.

401(k) Plans
In the United States, employees who participate in the Intuit Inc. 401(k) Plan may currently contribute up to 50% of pre-tax compensation, subject to IRS limitations and the terms and conditions of the plan. We match a portion of employee contributions, currently 125% up to six percent of compensation, subject to maximum aggregate matching amounts and IRS limitations.
Additionally, Credit Karma employees in the United States who participate in the Credit Karma 401(k) Plan may currently contribute up to 90% of pre-tax compensation, subject to IRS limitations and the terms and conditions of the plan. We match a portion of Credit Karma employee contributions, currently 100% up to six percent of compensation each pay period, subject to maximum aggregate matching amounts and IRS limitations.
Matching contributions for both plans were $136 million for the twelve months ended July 31, 2023; $118 million for the twelve months ended July 31, 2022; and $80 million for the twelve months ended July 31, 2021.

Intuit Fiscal 2023 Form 10-K	92

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
These proceedings also included individual demands for arbitration that were filed beginning in October 2019. As of January 31, 2023, we settled all of these arbitration claims, without any admission of wrongdoing, for an amount that was not material. In June 2021, we received a demand and draft complaint from the Federal Trade Commission (FTC) and certain state attorneys general relating to the ongoing inquiries described above. On March 29, 2022, the FTC filed an action in federal court seeking a temporary restraining order and a preliminary injunction enjoining certain Intuit business practices pending resolution of the FTC’s administrative complaint seeking to permanently enjoin certain Intuit business practices (the FTC Actions). On April 22, 2022, the Northern District of California denied the FTC’s requests for a temporary restraining order and a preliminary injunction. Beginning on March 27, 2023, a final hearing on the administrative action was held before an administrative law judge at the FTC. That hearing concluded in April 2023 and, on August 29, 2023, the FTC administrative law judge issued an initial decision that was adverse to Intuit, requiring us to adhere to certain marketing practices but with no monetary penalty. This decision remains subject to further review by the FTC Commissioners before it takes effect. We expect to appeal this decision to the FTC Commissioners and, if necessary, then to a federal court of appeals. We intend to continue to defend our position on the merits of this case. However, the defense and resolution of this matter could involve significant costs. The state attorneys general did not join the FTC Actions, and, on May 4, 2022, we entered into a settlement agreement with the attorneys general of the 50 states and the District of Columbia, admitting no wrongdoing, that resolved the states’ inquiry, as well as actions brought by the Los Angeles City Attorney and the Santa Clara County (California) Counsel. As part of this agreement, we agreed to pay $141 million and made certain commitments regarding our advertising and marketing practices. We recorded this as a one-time charge in the quarter ended April 30, 2022, and paid the full amount to the fund administrator in the quarter ended January 31, 2023.
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
Intuit is subject to certain routine legal proceedings, including class action lawsuits, as well as demands, claims, government inquiries, and threatened litigation, that arise in the normal course of our business, including assertions that we may be infringing patents or other intellectual property rights of others. Our failure to obtain necessary licenses or other rights, or litigation arising out of intellectual property claims could adversely affect our business. We currently believe that, in addition to any amounts accrued, the amount of potential losses, if any, for any pending claims of any type (either alone or combined) will not have a material impact on our consolidated financial statements. The ultimate outcome of any legal proceeding is uncertain and, regardless of outcome, legal proceedings can have an adverse impact on Intuit because of defense costs, negative publicity, diversion of management resources, and other factors.

Intuit Fiscal 2023 Form 10-K	93

Tables of Contents

15. Segment Information
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
On November 1, 2021, we acquired Mailchimp in a business combination. Our Mailchimp offerings are part of our Small Business & Self-Employed segment. The related revenue is primarily included within Online Services in the revenue disaggregation below. We have included the results of operations of Mailchimp in our consolidated statements of operations from the date of acquisition.
On August 1, 2022, to better align our personal finance strategy, our Mint offering moved from our Consumer segment to our Credit Karma segment. Revenue and operating results for Mint are not material, and the previously reported segment results have not been reclassified. Effective August 1, 2022, the operating results for Mint are included in the Credit Karma segment.
On August 1 2022, we renamed our ProConnect segment as the ProTax segment. This segment continues to serve professional accountants.

Small Business & Self-Employed: This segment serves small businesses and the self-employed around the world, and the accounting professionals who assist and advise them. Our QuickBooks offerings include financial and business management online services and desktop software, payroll solutions, time tracking, merchant payment processing and bill pay solutions, and checking accounts through an FDIC member bank partner and financing for small businesses. Our Mailchimp offerings include marketing automation and customer relationship management.
Consumer: This segment serves consumers and includes do-it-yourself and assisted TurboTax income tax preparation products and services sold in the U.S. and Canada.
Credit Karma: This segment serves consumers with a personal finance platform that provides personalized recommendations of credit card, home, auto, and personal loan, and insurance products; online savings and checking accounts through an FDIC member bank partner; and access to their credit scores and reports, credit and identity monitoring, credit report dispute, credit building tools, and tools to help understand net worth and make financial progress. Our Mint offering is a personal finance offering which helps customers track their finances and daily financial behaviors.
ProTax: This segment serves professional accountants in the U.S. and Canada, who are essential to both small business success and tax preparation and filing. Our professional tax offerings include Lacerte, ProSeries, and ProConnect Tax Online in the U.S., and ProFile and ProTax Online in Canada.

All of our segments operate primarily in the United States and sell primarily to customers in the United States. Total international net revenue was approximately 8%, 8%, and 5% of consolidated total net revenue for the twelve months ended July 31, 2023, 2022, and 2021, respectively.
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

Intuit Fiscal 2023 Form 10-K	94

Tables of Contents
The following table shows our financial results by reportable segment for the periods indicated.

	Twelve Months Ended July 31,
(In millions)	2023	2022	2021
Net revenue:
Small Business & Self-Employed	$8,038	$6,460	$4,688
Consumer	4,135	3,915	3,563
Credit Karma	1,634	1,805	865
ProTax	561	546	517
Total net revenue	$14,368	$12,726	$9,633

Operating income:
Small Business & Self-Employed	$4,532	$3,499	$2,590
Consumer	2,707	2,483	2,237
Credit Karma	428	531	182
ProTax	395	383	372
Total segment operating income	8,062	6,896	5,381
Unallocated corporate items:
Share-based compensation expense	(1,712)	(1,308)	(753)
Other corporate expenses	(2,563)	(2,461)	(1,932)
Amortization of acquired technology	(163)	(140)	(50)
Amortization of other acquired intangible assets	(483)	(416)	(146)
Total unallocated corporate items	(4,921)	(4,325)	(2,881)
Total operating income	$3,141	$2,571	$2,500

Revenue classified by significant product and service offerings was as follows:

	Twelve Months Ended July 31,
(In millions)	2023	2022	2021
Net revenue:
QuickBooks Online Accounting	$2,849	$2,267	$1,699
Online Services	2,910	2,171	1,051
Total Online Ecosystem	5,759	4,438	2,750
QuickBooks Desktop Accounting	1,110	851	789
Desktop Services and Supplies	1,169	1,171	1,149
Total Desktop Ecosystem	2,279	2,022	1,938
Small Business & Self-Employed	8,038	6,460	4,688
Consumer	4,135	3,915	3,563
Credit Karma	1,634	1,805	865
ProTax	561	546	517
Total net revenue	$14,368	$12,726	$9,633

Intuit Fiscal 2023 Form 10-K	95

Tables of Contents

INTUIT INC. SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(In millions)	Beginning Balance	Additions Charged to Expense/ Revenue	Deductions	Ending Balance
Year ended July 31, 2023
Allowance for doubtful accounts	$31	$57	$(81)	$7
Reserve for returns, credits, and promotional discounts	31	261	(260)	32

Year ended July 31, 2022
Allowance for doubtful accounts	$96	$74	$(139)	$31
Reserve for returns, credits, and promotional discounts	31	247	(247)	31

Year ended July 31, 2021
Allowance for doubtful accounts	$12	$92	$(8)	$96
Reserve for returns, credits, and promotional discounts	35	230	(234)	31

Intuit Fiscal 2023 Form 10-K	96

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
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of July 31, 2023 based on the guidelines established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Based on the results of our evaluation, our management has concluded that our internal control over financial reporting was effective as of July 31, 2023 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. We reviewed the results of management’s assessment with the Audit and Risk Committee of Intuit’s Board of Directors.
Ernst & Young LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of July 31, 2023. Their report is included in Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting during the period ended July 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations on Effectiveness of Controls
Our management, including our Chief Executive Officer and Chief Financial Officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and that they are effective at the reasonable assurance level. However, no matter how well conceived and executed, a control system can provide only reasonable and not absolute assurance that the objectives of the control system are met. The design of any control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. There are also limitations that are inherent in any control system. These limitations include the realities that breakdowns can occur because of errors in judgment or mistakes, and that controls can be circumvented by individual persons, by collusion of two or more people, or by management override of the controls. Because of these inherent limitations in a cost effective control system, misstatements due to error or fraud may occur and not be detected.

ITEM 9B - OTHER INFORMATION
None.

ITEM 9C - DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

Intuit Fiscal 2023 Form 10-K	97

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
The other information required by this Item 10 regarding directors is incorporated by reference from the information contained in our Proxy Statement to be filed with the U.S. Securities and Exchange Commission in connection with the solicitation of proxies for our 2024 Annual Meeting of Stockholders (the “2024 Proxy Statement”) under the sections entitled “Proposal No. 1 - Election of Directors – Our Board Nominees” and “Corporate Governance.” Certain information required by this Item 10 regarding executive officers is set forth in Item 1 of Part I of this report under the heading “Information about our Executive Officers.”

ITEM 11 - EXECUTIVE COMPENSATION
The information required by this Item 11 is incorporated by reference from the information contained in our 2024 Proxy Statement under the sections entitled “Compensation and Organizational Development Committee Report,” “Compensation Discussion and Analysis,” “Director Compensation,” “Equity Compensation Plan Information,” and “Executive Compensation Tables.”

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item 12 is incorporated by reference from the information contained in our 2024 Proxy Statement under the sections entitled “Stock Ownership Information” and “Executive Compensation Tables.”

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item 13 is incorporated by reference from the information contained in our 2024 Proxy Statement under the sections entitled “Corporate Governance – Director Independence” and “Transactions with Related Persons.”

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICE
The information required by this Item 14 is incorporated by reference from the information contained in our 2024 Proxy Statement under the section entitled “Proposal No. 4 – Ratification of Selection of Independent Registered Public Accounting Firm.”

Intuit Fiscal 2023 Form 10-K	98

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
			8-K	9/13/2021

3.01	Restated Intuit Certificate of Incorporation, dated as of January 19, 2000		10-Q	6/14/2000

3.02	Bylaws of Intuit Inc., as amended and restated on July 27, 2023		8-K	8/2/2023

4.01	Form of Specimen Certificate for Intuit’s Common Stock		10-K	9/15/2009

4.02	Description of Common Stock		10-K	8/30/2019

4.03	Indenture, dated as of June 29, 2020, between Intuit and U.S. Bank National Association, as trustee		8-K	6/29/2020

4.04	Form of 0.950% Senior Note due 2025		8-K	6/29/2020

4.05	Form of 1.350% Senior Note due 2027		8-K	6/29/2020

4.06	Form of 1.650% Senior Note due 2030		8-K	6/29/2020

10.01+	Intuit Inc. Amended and Restated 2005 Equity Incentive Plan, as amended through January 20, 2022		10-Q	3/2/2022

10.02+	Intuit Inc. Amended and Restated 2005 Equity Incentive Plan, as amended through January 19, 2017		S-8 333-215639	1/20/2017

10.03+	Intuit Inc. Amended and Restated 2005 Equity Incentive Plan, as amended through January 23, 2014		S-8 333-193551	1/24/2014

10.04+	Forms of Equity Grants Agreements: CEO, EVP, and SVP Stock Option; EVP and SVP Performance-Based Restricted Stock Unit; CEO Restricted Stock Unit; and EVP and SVP Restricted Stock Unit	X

10.05+	Forms of Equity Grant Agreements: CEO Performance-Based Restricted Stock Unit; Executive Performance-Based Restricted Stock Unit		10-K	9/2/2022

Intuit Fiscal 2023 Form 10-K	99

Tables of Contents

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference Form/File No.	Date
10.06+
Forms of Equity Grant Agreements: Executive Chairman Non-Qualified Stock Option; Executive Chairman Service-Based Restricted Stock Unit; Executive Chairman Performance-Based Restricted stock Unit; CEO Performance-Based Restricted Stock Unit; Executive Performance-Based Restricted Stock Unit; Service-Based Restricted Stock Unit (non-focal)
			10-K	9/8/2021

10.07+
Forms of Equity Grant Agreements: Executive Chair and EVP Service-Based Restricted Stock Unit; Executive Chair and EVP TSR Performance-Based Restricted Stock Unit; CEO Service-Based Restricted Stock Unit; CEO TSR Performance-Based Restricted Stock Unit
			10-K	8/31/2020

10.08+	Forms of Equity Grant Agreements: Executive Chair and EVP Restricted Stock Unit, and CEO Restricted Stock Unit		10-K	8/30/2019

10.09+	Form of Executive Chair Restricted Stock Unit Agreement - service-based vesting		10-Q	2/22/2019

10.10+
Forms of Equity Grant Agreements: EVP-SVP TSR Performance-Based Restricted Stock Unit, CEO TSR Performance-Based Restricted Stock Unit, EVP Time-Based Restricted Stock Unit, CEO Restricted Stock Unit, Stock Option - 4 year vest, Time-Based RSU - 4 year vest (focal), New Hire Time-Based Restricted Stock Unit - 4 year vest
			10-K	8/31/2018

10.11+
Forms of Equity Grant Agreements: Restricted Stock Unit, CEO TSR Performance-Based Restricted Stock Unit, CEO Restricted Stock Unit, Executive TSR Performance-Based Restricted Stock Unit, EVP Restricted Stock Unit, Restricted Stock Unit - MSPP Purchased, Restricted Stock Unit- MSPP Matching, Stock Option
			10-K	9/1/2017

10.12+
Forms of Equity Grant Agreements: CEO Restricted Stock Unit, CEO TSR Performance-Based Restricted Stock Unit, Executive Restricted Stock Unit, EVP/SVP TSR Performance-Based Restricted Stock Unit, Restricted Stock Unit, and Stock Option Agreement
			10-K	9/1/2016

10.13+	Form of Amended and Restated 2005 Equity Incentive Plan Non-Qualified Stock Option Grant Agreement: New Hire, Promotion, Retention or Focal Grant		10-K	9/13/2013

10.14+	Credit Karma, Inc. 2015 Equity Incentive Plan, as amended		S-8 333-251096	12/3/2020

10.15+	Form of Restricted Stock Unit Agreement under the Credit Karma, Inc. 2015 Equity Incentive Plan		S-8 333-251096	12/3/2020

10.16+	Form of Restricted Stock Unit Agreement under the Credit Karma, Inc. 2015 Equity Incentive Plan		S-8 333-251096	12/3/2020

10.17+	Form of Restricted Stock Unit Agreement under the Credit Karma, Inc. 2015 Equity Incentive Plan		S-8 333-251096	12/3/2020

10.18+	Intuit Inc. Amended and Restated Employee Stock Purchase Plan, as amended through January 19, 2023		10-Q	2/23/2023

10.19+	Intuit Inc. Employee Stock Purchase Plan, as amended through January 19, 2022		10-Q	3/2/2022

10.20+	Intuit Inc. Amended Non-Employee Director Compensation Program, effective January 20, 2022		8-K	1/24/2022

10.21+	Description of Non-Employee Director Compensation, approved October 31, 2018 and effective January 17, 2019		10-Q	11/20/2018

Intuit Fiscal 2023 Form 10-K	100

Tables of Contents

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference Form/File No.	Date
10.22+	Description of Non-Employee Director Compensation, approved October 19, 2017 and effective January 18, 2018		10-Q	11/20/2017

10.23+	Non-employee Director Compensation Program, effective January 21, 2016		10-Q	2/25/2016

10.24+	Forms of Non-employee Director Restricted Stock Unit Agreements		10-Q	11/20/2017

10.25+	Form of Director Restricted Stock Units Conversion Grant Agreement		10-Q	3/1/2013

10.26+	Fourth Amended and Restated Management Stock Purchase Program		10-Q	2/22/2019

10.27+	Intuit Executive Relocation Policy		10-K	8/31/2018

10.28+	Intuit Inc. Non-qualified Deferred Compensation Plan, effective January 1, 2009		10-Q	11/20/2017

10.29+	Intuit Inc. 2005 Executive Deferred Compensation Plan, effective January 1, 2005		10-Q	12/10/2004

10.30+	Intuit Executive Deferred Compensation Plan, effective March 15, 2002		10-Q	5/31/2002

10.31+	Amended and Restated Intuit Inc. Performance Incentive Plan, adopted October 28, 2020		10-Q	11/19/2020

10.32+	Form of Indemnification Agreement entered into by Intuit with each of its directors and certain officers		10-Q	2/23/2017

10.33+	Letter regarding Terms of Employment by and between Intuit Inc. and Sandeep Aujla, dated February 17, 2023 and effective August 1, 2023		10-Q	5/23/2023

10.34+	Transition Agreement between Intuit Inc. and Michelle M. Clatterbuck, dated February 17, 2023		10-Q	5/23/2023

10.35+	Letter regarding Terms of Employment by and between Intuit Inc. and Michelle Clatterbuck dated January 19, 2018		8-K	1/23/2018

10.36+	Letter Regarding Terms of Employment by and between Intuit Inc. and Sasan Goodarzi, dated November 15, 2018		10-Q	11/20/2018

10.37+	Employment memo dated November 7, 2018 to J. Alexander Chriss dated November 7, 2018 and effective January 1, 2019.		10-K	8/30/2019

10.38+	Employment memo dated November 7, 2018 to Marianna Tessel and effective January 1, 2019		10-K	8/31/2020

10.39
Credit Agreement, dated as of November 1, 2021, by and among Intuit Inc., the lenders parties thereto, JPMorgan Chase Bank, N.A., as administrative agent, BofA Securities Inc. and The Bank of Nova Scotia, as co-syndication agents, and JPMorgan Chase Bank, N.A., BofA Securities Inc. and The Bank of Nova Scotia, as joint lead arrangers and joint bookrunners
			8-K	11/1/2021

10.40	Assurance of Voluntary Compliance, dated May 4, 2022, by and between Intuit Inc. and the Attorney General of the State of New York		10-K	9/2/2022

10.41	Schedule identifying agreements substantially identical to the Assurance of Voluntary Compliance filed as Exhibit 10.40 hereto		10-K	9/2/2022

Intuit Fiscal 2023 Form 10-K	101

Tables of Contents

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference Form/File No.	Date
10.42#	Master Services Agreement between Intuit and Arvato Services, Inc., dated May 28, 2003		10-K	9/19/2003

10.43	Second Amendment to Master Service Agreement between Intuit and Arvato Services, Inc., effective May 29, 2007		10-K	9/14/2007

10.44#	Amendment 3 to Master Services Agreement between Intuit and Arvato Services, Inc., effective April 1, 2008		10-Q	5/30/2008

10.45#	Amendment 5 to the Master Services Agreement between Intuit and Arvato Digital Services LLC effective August 19, 2010		10-Q	12/6/2010

10.46	Amended and Restated Amendment Seven to the Master Service Agreement by and between Intuit and Arvato Digital Services effective September 1, 2013		10-Q	11/22/2013

10.47	Amendment 8 to the Master Services Agreement between Intuit and Arvato Digital Services LLC effective August 1, 2014		10-K	9/12/2014

10.48	Lease Agreement dated as of July 31, 2003 between Intuit and Charleston Properties for 2475, 2500, 2525, 2535 and 2550 Garcia Avenue, Mountain View, CA		10-K	9/19/2003

10.49	Lease Agreement dated as of July 31, 2003 between Intuit and Charleston Properties for 2650, 2675, 2700 and 2750 Coast Avenue and 2600 Casey Avenue, Mountain View, California		10-K	9/19/2003

10.50	Second Amendment to Lease Agreement Phase 1, effective January 1, 2011, between Intuit Inc. and Charleston Properties		10-Q	3/1/2011

10.51	Third Amendment to Lease Agreement Phase 2, effective January 1, 2011, between Intuit Inc. and Charleston Properties		10-Q	3/1/2011

21.01	List of Intuit’s Subsidiaries	X

23.01	Consent of Independent Registered Public Accounting Firm	X

24.01	Power of Attorney (see signature page)	X

31.01	Certification of Chief Executive Officer	X

31.02	Certification of Chief Financial Officer	X

32.01*	Section 1350 Certification (Chief Executive Officer)	X

32.02*	Section 1350 Certification (Chief Financial Officer)	X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X

101.SCH	XBRL Taxonomy Extension Schema	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

Intuit Fiscal 2023 Form 10-K	102

Tables of Contents

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference Form/File No.	Date
101.DEF	XBRL Taxonomy Extension Definition Linkbase	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X
______________________

+	Indicates a management contract or compensatory plan or arrangement.
#	We have requested confidential treatment for certain portions of this document pursuant to an application for confidential treatment sent to the Securities and Exchange Commission (SEC). We omitted such portions from this filing and filed them separately with the SEC.
*	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Intuit specifically incorporates it by reference.

ITEM 16 - FORM 10-K SUMMARY
None.

Intuit Fiscal 2023 Form 10-K	103

Tables of Contents

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

INTUIT INC.
Dated:	September 1, 2023	By:	/s/ SANDEEP S. AUJLA
Sandeep S. Aujla
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Intuit Fiscal 2023 Form 10-K	104

Tables of Contents

POWER OF ATTORNEY
By signing this Annual Report on Form 10-K below, I hereby appoint each of Sasan K. Goodarzi and Sandeep S. Aujla as my attorney-in-fact to sign all amendments to this Form 10-K on my behalf, and to file this Form 10-K (including all exhibits and other documents related to the Form 10-K) with the Securities and Exchange Commission. I authorize each of my attorneys-in-fact to (1) appoint a substitute attorney-in-fact for himself and (2) perform any actions that he believes are necessary or appropriate to carry out the intention and purpose of this Power of Attorney. I ratify and confirm all lawful actions taken directly or indirectly by my attorneys-in-fact and by any properly appointed substitute attorneys-in-fact.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date
Principal Executive Officer:
/s/ SASAN K. GOODARZI	President, Chief Executive Officer and Director	September 1, 2023
Sasan K. Goodarzi

Principal Financial Officer:
/s/ SANDEEP S. AUJLA	Executive Vice President and Chief Financial Officer	September 1, 2023
Sandeep S. Aujla

Principal Accounting Officer:
/s/ LAUREN D. HOTZ	Senior Vice President and Chief Accounting Officer	September 1, 2023
Lauren D. Hotz

Additional Directors:
/s/ EVE BURTON	Director	September 1, 2023
Eve Burton

/s/ SCOTT D. COOK	Director	September 1, 2023
Scott D. Cook

/s/ RICHARD DALZELL	Director	September 1, 2023
Richard Dalzell

/s/ TEKEDRA MAWAKANA	Director	September 1, 2023
Tekedra Mawakana

/s/ DEBORAH LIU	Director	September 1, 2023
Deborah Liu

/s/ SUZANNE NORA JOHNSON	Chair of the Board of Directors	September 1, 2023
Suzanne Nora Johnson

/s/ RYAN ROSLANSKY	Director	September 1, 2023
Ryan Roslansky

/s/ THOMAS SZKUTAK	Director	September 1, 2023
Thomas Szkutak

/s/ RAUL VAZQUEZ	Director	September 1, 2023
Raul Vazquez

/s/ ERIC S. YUAN	Director	September 1, 2023
Eric S. Yuan

Intuit Fiscal 2023 Form 10-K	105