Form 10-Q
period 2023-10-31
INTUIT INC.
filed 2023-11-28
CIK 896878

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended October 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares (in thousands) of Common Stock, $0.01 par value, outstanding as of November 20, 2023 was 279,936.

INTUIT INC. FORM 10-Q INDEX
Intuit, QuickBooks, TurboTax, Credit Karma, and Mailchimp, among others, are registered trademarks and/or registered service marks of Intuit Inc., or one of its subsidiaries, in the United States and other countries. Other parties’ marks are the property of their respective owners.

Intuit Q1 Fiscal 2024 Form 10-Q	2

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
•our expectation that total service revenue as a percentage of our total revenue will continue to grow;
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

Intuit Q1 Fiscal 2024 Form 10-Q	3

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

INTUIT INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended
(In millions, except per share amounts)	October 31, 2023	October 31, 2022
Net revenue:
Service	$2,450	$2,155
Product and other	528	442
Total net revenue	2,978	2,597
Costs and expenses:
Cost of revenue:
Cost of service revenue	707	620
Cost of product and other revenue	15	15
Amortization of acquired technology	38	41
Selling and marketing	769	795
Research and development	680	625
General and administrative	342	304
Amortization of other acquired intangible assets	120	121
Total costs and expenses	2,671	2,521
Operating income	307	76
Interest expense	(65)	(49)
Interest and other income, net	22	5
Income before income taxes	264	32
Income tax provision (benefit)	23	(8)
Net income	$241	$40

Basic net income per share	$0.86	$0.14
Shares used in basic per share calculations	280	281

Diluted net income per share	$0.85	$0.14
Shares used in diluted per share calculations	283	284
See accompanying notes.

Intuit Q1 Fiscal 2024 Form 10-Q	4

INTUIT INC. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended
(In millions)	October 31, 2023	October 31, 2022

Net income	$241	$40
Other comprehensive income (loss), net of income taxes:
Unrealized gain (loss) on available-for-sale debt securities	1	(6)
Foreign currency translation loss	(24)	(21)
Total other comprehensive loss, net	(23)	(27)
Comprehensive income	$218	$13
See accompanying notes.

Intuit Q1 Fiscal 2024 Form 10-Q	5

INTUIT INC. CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In millions)	October 31, 2023	July 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$1,734	$2,848
Investments	537	814
Accounts receivable, net	372	405
Notes receivable held for investment, net	649	687
Notes receivable held for sale	9	—
Income taxes receivable	17	29
Prepaid expenses and other current assets	388	354
Current assets before funds receivable and amounts held for customers	3,706	5,137
Funds receivable and amounts held for customers	2,525	420
Total current assets	6,231	5,557
Long-term investments	107	105
Property and equipment, net	1,013	969
Operating lease right-of-use assets	457	469
Goodwill	13,776	13,780
Acquired intangible assets, net	6,261	6,419
Long-term deferred income tax assets	214	64
Other assets	429	417
Total assets	$28,488	$27,780

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$630	$638
Accrued compensation and related liabilities	439	665
Deferred revenue	763	921
Income taxes payable	133	698
Other current liabilities	506	448
Current liabilities before funds payable and amounts due to customers	2,471	3,370
Funds payable and amounts due to customers	2,525	420
Total current liabilities	4,996	3,790
Long-term debt	5,879	6,120
Long-term deferred income tax liabilities	3	4
Operating lease liabilities	474	480
Other long-term obligations	144	117
Total liabilities	11,496	10,511
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock and additional paid-in capital	19,398	19,029
Treasury stock, at cost	(17,375)	(16,772)
Accumulated other comprehensive loss	(78)	(55)
Retained earnings	15,047	15,067
Total stockholders’ equity	16,992	17,269
Total liabilities and stockholders’ equity	$28,488	$27,780
See accompanying notes.

Intuit Q1 Fiscal 2024 Form 10-Q	6

.

INTUIT INC. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	Three Months Ended October 31, 2023
(Dollars in millions, except per share amount; shares in thousands)	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
Balance at July 31, 2023	280,421	$19,029	$(16,772)	$(55)	$15,067	$17,269
Comprehensive income	—	—	—	(23)	241	218
Issuance of stock under employee stock plans, net of shares withheld for employee taxes	850	(126)	—	—	—	(126)
Stock repurchases under stock repurchase programs	(1,166)	—	(603)	—	—	(603)
Dividends and dividend rights declared ($0.90 per share)	—	—	—	—	(261)	(261)
Share-based compensation expense	—	495	—	—	—	495
Balance at October 31, 2023	280,105	$19,398	$(17,375)	$(78)	$15,047	$16,992

	Three Months Ended October 31, 2022
(Dollars in millions, except per share amount; shares in thousands)	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
Balance at July 31, 2022	281,932	$17,725	$(14,805)	$(60)	$13,581	$16,441
Comprehensive income	—	—	—	(27)	40	13
Issuance of stock under employee stock plans, net of shares withheld for employee taxes	634	(65)	—	—	—	(65)
Stock repurchases under stock repurchase programs	(1,238)	—	(519)	—	—	(519)
Dividends and dividend rights declared ($0.78 per share)	—	—	—	—	(225)	(225)
Share-based compensation expense	—	422	—	—	—	422
Balance at October 31, 2022	281,328	$18,082	$(15,324)	$(87)	$13,396	$16,067

See accompanying notes.

Intuit Q1 Fiscal 2024 Form 10-Q	7

INTUIT INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
(In millions)	October 31, 2023	October 31, 2022
Cash flows from operating activities:
Net income	$241	$40
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	33	47
Amortization of acquired intangible assets	158	162
Non-cash operating lease cost	22	23
Share-based compensation expense	495	422
Deferred income taxes	(126)	(28)
Other	28	11
Total adjustments	610	637
Originations of loans held for sale	(44)	—
Sale and principal payments of loans held for sale	35	—
Changes in operating assets and liabilities:
Accounts receivable	33	62
Income taxes receivable	12	6
Prepaid expenses and other assets	(33)	(35)
Accounts payable	(5)	(71)
Accrued compensation and related liabilities	(232)	(175)
Deferred revenue	(159)	(111)
Income taxes payable	(565)	(1)
Operating lease liabilities	(20)	(18)
Other liabilities	30	(6)
Total changes in operating assets and liabilities	(939)	(349)
Net cash provided by (used in) operating activities	(97)	328
Cash flows from investing activities:
Purchases of corporate and customer fund investments	(92)	(256)
Sales of corporate and customer fund investments	94	44
Maturities of corporate and customer fund investments	301	90
Purchases of property and equipment	(84)	(77)
Originations and purchases of loans	(377)	(314)
Principal repayments of loans	358	244
Other	10	13
Net cash provided by (used in) investing activities	210	(256)
Cash flows from financing activities:
Proceeds from issuance of long-term debt, net of discount and issuance costs	3,956	—
Repayment of debt	(4,200)	—
Proceeds from borrowings under secured revolving credit facilities	—	70
Proceeds from issuance of stock under employee stock plans	92	60
Payments for employee taxes withheld upon vesting of restricted stock units	(212)	(125)
Cash paid for purchases of treasury stock	(584)	(510)
Dividends and dividend rights paid	(260)	(222)
Net change in funds receivable and funds payable and amounts due to customers	2,040	(186)
Other	17	—
Net cash provided by (used in) financing activities	849	(913)

Intuit Q1 Fiscal 2024 Form 10-Q	8

Effect of exchange rates on cash, cash equivalents, restricted cash, and restricted cash equivalents	(17)	(16)
Net increase (decrease) in cash, cash equivalents, restricted cash, and restricted cash equivalents	945	(857)
Cash, cash equivalents, restricted cash, and restricted cash equivalents at beginning of period	2,852	2,997
Cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period	$3,797	$2,140

Reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents reported within the condensed consolidated balance sheets to the total amounts reported on the condensed consolidated statements of cash flows
Cash and cash equivalents	$1,734	$2,125
Restricted cash and restricted cash equivalents included in funds receivable and amounts held for customers	2,063	15
Total cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period	$3,797	$2,140
See accompanying notes.

Intuit Q1 Fiscal 2024 Form 10-Q	9

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
In the first quarter of fiscal 2024, to align our presentation of revenue and cost of revenue with our current revenue mix, we began to aggregate other revenue with product revenue, rather than service revenue, and cost of other revenue with cost of product revenue, rather than cost of service revenue. We reclassified the previously reported balances to conform to the current presentation. The reclassification was not material and had no impact on previously reported total net revenue or cost of revenue.
On August 1, 2023, we reorganized certain technology functions in our Consumer and ProTax segments that support and benefit our overall platform. Additionally, certain workplace and real estate functions in our Small Business & Self-Employed segment are now managed at the corporate level. As a result of these reorganizations, costs associated with these functions are no longer included in segment operating income and are now included in other corporate expenses. For the three months ended October 31, 2022, we reclassified expenses totaling $9 million from Small Business & Self-Employed, $40 million from Consumer, and $15 million from ProTax to other corporate expenses. See Note 12, "Segment Information," for more information.
These unaudited condensed consolidated financial statements and accompanying notes should be read together with the audited consolidated financial statements in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2023. Results for the three months ended October 31, 2023 are not necessarily indicative of the results we expect for the fiscal year ending July 31, 2024 or any other future period.

Seasonality
Our Consumer and ProTax offerings have a significant and distinct seasonal pattern as sales and revenue from our income tax preparation products and services are typically heavily concentrated in the period from November through April. This seasonal pattern typically results in higher net revenues during our second and third quarters ending January 31 and April 30, respectively.

Significant Accounting Policies
We described our significant accounting policies in Note 1 to the financial statements in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2023. There have been no changes to our significant accounting policies during the first three months of fiscal 2024.

Intuit Q1 Fiscal 2024 Form 10-Q	10

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

Intuit Q1 Fiscal 2024 Form 10-Q	11

The following table presents the composition of shares used in the computation of basic and diluted net income per share for the periods indicated.

	Three Months Ended
(In millions, except per share amounts)	October 31, 2023	October 31, 2022
Numerator:
Net income	$241	$40

Denominator:
Shares used in basic per share amounts:
Weighted-average common shares outstanding	280	281

Shares used in diluted per share amounts:
Weighted-average common shares outstanding	280	281
Dilutive common equivalent shares from stock options
and restricted stock awards	3	3
Dilutive weighted-average common shares outstanding	283	284

Basic and diluted net income per share:
Basic net income per share	$0.86	$0.14

Diluted net income per share	$0.85	$0.14

Shares excluded from diluted net income per share:
Weighted-average stock options and restricted stock units that have been excluded from dilutive common equivalent shares outstanding due to their anti-dilutive effect	1	3

Deferred Revenue
We record deferred revenue when we have entered into a contract with a customer, and cash payments are received or due prior to transfer of control or satisfaction of the related performance obligation. During the three months ended October 31, 2023, we recognized revenue of $638 million that was included in deferred revenue at July 31, 2023. During the three months ended October 31, 2022, we recognized revenue of $535 million that was included in deferred revenue at July 31, 2022.
Our performance obligations are generally satisfied within 12 months of the initial contract date. As of October 31, 2023 and July 31, 2023, the deferred revenue balance related to performance obligations that will be satisfied after 12 months was $4 million and $5 million, respectively, and is included in other long-term obligations on our condensed consolidated balance sheets.

Concentration of Credit Risk and Significant Customers
No customer accounted for 10% or more of total net revenue in the three months ended October 31, 2023 or October 31, 2022. No customer accounted for 10% or more of gross accounts receivable at October 31, 2023 or July 31, 2023.

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

Intuit Q1 Fiscal 2024 Form 10-Q	12

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

	October 31, 2023			July 31, 2023
(In millions)	Level 1	Level 2	Total Fair Value	Level 1	Level 2	Total Fair Value
Assets:
Cash equivalents, primarily money market funds and time deposits	$783	$—	$783	$1,888	$—	$1,888
Available-for-sale debt securities:
Corporate notes	—	547	547	—	805	805
U.S. agency securities	—	171	171	—	209	209
Total available-for-sale debt securities	—	718	718	—	1,014	1,014
Total assets measured at fair value on a recurring basis	$783	$718	$1,501	$1,888	$1,014	$2,902
Liabilities:
Senior unsecured notes(1)	$—	$5,096	$5,096	$—	$1,309	$1,309
(1) Carrying values on our condensed consolidated balance sheets at October 31, 2023 and July 31, 2023 were $5.45 billion and $1.49 billion, respectively. See Note 6, “Debt,” for more information.

The following table summarizes our cash equivalents and available-for-sale debt securities by balance sheet classification and level in the fair value hierarchy at the dates indicated.

	October 31, 2023			July 31, 2023
(In millions)	Level 1	Level 2	Total Fair Value	Level 1	Level 2	Total Fair Value
Cash equivalents:
In cash and cash equivalents	$783	$—	$783	$1,888	$—	$1,888
Available-for-sale debt securities:
In investments	$—	$537	$537	$—	$814	$814
In funds receivable and amounts held for customers	—	181	181	—	200	200
Total available-for-sale debt securities	$—	$718	$718	$—	$1,014	$1,014
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

Intuit Q1 Fiscal 2024 Form 10-Q	13

manager, validation of pricing sources and models, review of key model inputs, analysis of period-over-period price fluctuations, and independent recalculation of prices where appropriate.
Financial assets whose fair values we measure using Level 3 inputs consist of notes receivable held for sale. These loans are recorded at the lower of cost or fair value. As of October 31, 2023, total notes receivable held for sale were not material and the difference between amortized cost and fair value was not material.
Financial liabilities whose fair values we measure using Level 2 inputs consist of senior unsecured notes. See Note 6, “Debt,” for more information. We measure the fair value of our senior unsecured notes based on their trading prices and the interest rates we could obtain for other borrowings with similar terms.
There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the three months ended October 31, 2023.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
Long-term investments represent non-marketable equity securities in privately-held companies that do not have a readily determinable fair value. They are accounted for at cost and adjusted based on observable price changes from orderly transactions for identical or similar investments of the same issuer or impairment. These investments are classified as Level 3 in the fair value hierarchy because we estimate the value of these investments using a valuation method based on observable transaction price changes at the transaction date. We recognized no upward adjustments during the three months ended October 31, 2023 or October 31, 2022. Impairments recognized during the three months ended October 31, 2023 and October 31, 2022 were not material. Cumulative upward adjustments were $71 million, and cumulative impairments were not material through October 31, 2023 for measurement alternative investments held as of October 31, 2023. The carrying value of long-term investments on our condensed consolidated balance sheets was $107 million and $105 million at October 31, 2023 and July 31, 2023, respectively.

3. Cash and Cash Equivalents, Investments, and Funds Receivable and Amounts Held for Customers
We consider highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. In all periods presented, cash equivalents consist primarily of money market funds and time deposits. Investments consist primarily of investment-grade available-for-sale debt securities. Funds receivable and amounts held for customers represent funds receivable from third-party payment processors for customer transactions and cash held on behalf of our customers that is invested in cash and cash equivalents and investment-grade available-for-sale securities, restricted for use solely for the purpose of satisfying amounts we owe on behalf of our customers.
During the three months ended October 31, 2023, we updated our terms of service and end user license agreements related to our payroll and payments offerings to reflect a change in our obligations with respect to funds we transmit on behalf of our customers. As a result of the change, our obligations are now satisfied when the funds are settled in the customers' accounts. These obligations are reflected in funds payable and amounts due to customers in the accompanying condensed consolidated balance sheets. Under our previous agreements, our obligations were satisfied as of the point that we initiated the transmission of the funds on the customers' behalf.
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

	October 31, 2023		July 31, 2023
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Classification on condensed consolidated balance sheets:
Cash and cash equivalents	$1,734	$1,734	$2,848	$2,848
Investments	541	537	819	814
Funds receivable and amounts held for customers	2,529	2,525	424	420
Total cash and cash equivalents, investments, and funds receivable and amounts held for customers	$4,804	$4,796	$4,091	$4,082

Intuit Q1 Fiscal 2024 Form 10-Q	14

The following table summarizes our cash and cash equivalents, investments, and relevant portion of funds receivable and amounts held for customers by investment category at the dates indicated. As of October 31, 2023 and July 31, 2023, this excludes $281 million and $216 million, respectively, of funds receivable included on our condensed consolidated balance sheets in funds receivable and amounts held for customers not measured and recorded at fair value.

	October 31, 2023		July 31, 2023
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Type of issue:
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$3,797	$3,797	$2,852	$2,852
Available-for-sale debt securities:
Corporate notes	552	547	811	805
U.S. agency securities	174	171	212	209
Total available-for-sale debt securities	726	718	1,023	1,014
Total cash, cash equivalents, restricted cash, restricted cash equivalents, and investments	$4,523	$4,515	$3,875	$3,866
We use the specific identification method to compute gains and losses on investments. We include realized gains and losses on our available-for-sale debt securities in interest and other income, net in our condensed consolidated statements of operations. Gross realized gains and losses on our available-for-sale debt securities for the three months ended October 31, 2023 and October 31, 2022 were not material.
We accumulate unrealized gains and losses on our available-for-sale debt securities, net of tax, in accumulated other comprehensive income or loss in the stockholders’ equity section of our condensed consolidated balance sheets, except for certain unrealized losses described below. Gross unrealized gains and losses on our available-for-sale debt securities at October 31, 2023 and July 31, 2023 were not material.
For available-for-sale debt securities in an unrealized loss position, we determine whether a credit loss exists. The estimate of the credit loss is determined by considering available information relevant to the collectibility of the security and information about past events, current conditions, and reasonable and supportable forecasts. The allowance for credit loss is recorded to interest and other income on our condensed consolidated statements of operations, not to exceed the amount of the unrealized loss. Any excess unrealized loss greater than the allowance for credit loss at a security level is recognized in accumulated other comprehensive income or loss in the stockholders' equity section of our condensed consolidated balance sheets. We determined there were no credit losses related to available-for-sale debt securities as of October 31, 2023. Unrealized losses on available-for-sale debt securities at October 31, 2023 were not material. We do not intend to sell these investments. In addition, it is more likely than not that we will not be required to sell them before recovery of the amortized cost basis, which may be at maturity.
The following table summarizes our available-for-sale debt securities, included in investments and relevant portion of funds receivable and amounts held for customers, classified by the stated maturity date of the security at the dates indicated.

	October 31, 2023		July 31, 2023
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$474	$471	$735	$730
Due within two years	144	142	147	144
Due within three years	108	105	141	140
Due after three years	—	—	—	—
Total available-for-sale debt securities	$726	$718	$1,023	$1,014

Intuit Q1 Fiscal 2024 Form 10-Q	15

The following table summarizes our funds receivable and amounts held for customers by asset category at the dates indicated.

(In millions)	October 31, 2023	July 31, 2023
Restricted cash and restricted cash equivalents	$2,063	$4
Restricted available-for-sale debt securities and funds receivable	462	416
Total funds receivable and amounts held for customers	$2,525	$420

(In millions)	October 31, 2022	July 31, 2022
Restricted cash and restricted cash equivalents	$15	$201
Restricted available-for-sale debt securities and funds receivable	453	230
Total funds receivable and amounts held for customers	$468	$431

4. Notes Receivable and Allowances for Loan Losses
As of October 31, 2023, our notes receivable portfolio consisted of notes receivable held for investment, including term loans to small businesses and refund advance loans to consumers, and notes receivable held for sale, including term loans to small businesses.

Notes Receivable Held for Investment
Notes receivable that we have the intent and ability to hold until maturity are classified as notes receivable held for investment.
Term loans to small businesses. We provide financing to small businesses via term loans that we originate directly or through an originating bank partner. During the three months ended October 31, 2023 and 2022, we purchased loans from our originating bank partner with principal balances in the amount of $279 million and $26 million, respectively. As of October 31, 2023, we had commitments to purchase $13 million in loans that were originated on or prior to October 31, 2023.
The term loans are not secured and are recorded at amortized cost, net of allowances for loan losses. As of October 31, 2023 and July 31, 2023, the net notes receivable balance for term loans to small businesses was $743 million and $757 million, respectively. The current portion is included in notes receivable held for investment and the long-term portion is included in other assets on our condensed consolidated balance sheets.
We maintain an allowance for loan losses to reserve for potentially uncollectible notes receivable. We evaluate the creditworthiness of our term loan portfolio on a pooled basis due to its composition of loans with similar general credit risk and characteristics and apply a loss rate at the time of loan origination. The allowance is subjective and requires management estimates. The loss rate and underlying probability of default methodology are updated periodically to reflect factors such as actual loan performance, changes to assumptions, portfolio growth, our current credit policies, changes to our applicant base, and macroeconomic conditions. Factors taken into consideration in the methodology include historical performance, customer creditworthiness, changes in the size and composition of the loan portfolio, delinquency levels, and actual credit loss experience. We use empirical data and management judgment to estimate losses for new credit tests or products which do not have enough history. We make judgments about the known and inherent risks in the loan portfolio, adverse situations that may affect borrowers’ ability to repay and current and future economic conditions. When we determine that amounts are uncollectible, we write them off against the allowance. As of October 31, 2023 and July 31, 2023, the allowances for loan losses on term loans to small businesses were not material.
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
Interest revenue is earned on loans originated and purchased and held for investment in accordance with the specified period of time and defined interest rate noted in the loan contract. Interest revenue is recorded net of amortized direct origination costs and is included in service revenue in our condensed consolidated statements of operations. Interest revenue was not material for all periods presented.

Intuit Q1 Fiscal 2024 Form 10-Q	16

Refund Advance Loans. Refund advance loans are loans available to eligible TurboTax customers based on a customer's anticipated income tax refund, at no cost to the customer. The loans are repaid from the customer's income tax refund, which is generally received within three to four weeks after acceptance of the customer's income tax return by the IRS. We partner with a third-party issuing bank to originate the loans and subsequently purchase full participating interests in those loans. The refund advance loans are not secured and are recorded at amortized cost, net of an allowance for loan losses. As of October 31, 2023 and July 31, 2023, the net notes receivable balances for refund advance loans were not material. We maintain an allowance for loan losses to reserve for potentially uncollectible loans. We estimate the allowance based on the expected funding of refunds by the IRS using historical trends. When we determine that any amounts are uncollectible, we write them off against the allowance. As of October 31, 2023, the allowance for loan losses on refund advance loans was not material.

Notes Receivable Held for Sale
Term loans to small businesses. In August 2023, we entered into a forward flow arrangement with an institutional investor. Pursuant to this arrangement, we have a commitment to sell to the institutional investor a minimum of $250 million in participation interests in unsecured term loans purchased or made to small businesses over the next 18 months, subject to certain eligibility criteria.
Term loans to small businesses originated or purchased with the intent to sell are considered notes receivable held for sale. We have the intent and ability to sell substantially all of our rights, title, and interests in these qualified loans to a third-party investor after origination or purchase. These loans are recorded at the lower of cost or fair value until the loans are sold. To determine fair value, we utilize a cash flow methodology, taking into account estimated timing and expected selling prices. As of October 31, 2023, the balance of loans held for sale was $9 million and is included in notes receivable held for sale on our condensed consolidated balance sheets. Total sales of term loans during the three months ended October 31, 2023 were not material.

5. Acquired Intangible Assets
The following table shows the cost, accumulated amortization, and weighted-average life in years for our acquired intangible assets at the dates indicated. The weighted-average lives are calculated for assets that are not fully amortized.

(Dollars in millions)	Customer Lists / User Relationships	Purchased Technology	Trade Names and Logos	Covenants Not to Compete or Sue	Total

At October 31, 2023:
Cost	$6,197	$1,616	$680	$41	$8,534
Accumulated amortization	(1,285)	(793)	(154)	(41)	(2,273)
Acquired intangible assets, net	$4,912	$823	$526	$—	$6,261
Weighted-average life in years	14	9	13	0	13

At July 31, 2023:
Cost	$6,197	$1,616	$680	$42	$8,535
Accumulated amortization	(1,178)	(756)	(140)	(42)	(2,116)
Acquired intangible assets, net	$5,019	$860	$540	$—	$6,419
Weighted-average life in years	14	8	13	0	13

Intuit Q1 Fiscal 2024 Form 10-Q	17

The following table shows the expected future amortization expense for our acquired intangible assets at October 31, 2023. Amortization of purchased technology is charged to amortization of acquired technology in our condensed consolidated statements of operations. Amortization of other acquired intangible assets, such as customer lists, is charged to amortization of other acquired intangible assets in our condensed consolidated statements of operations. If impairment events occur, they could accelerate the timing of acquired intangible asset charges.

(In millions)	Expected Future Amortization Expense
Twelve months ending July 31,
2024 (excluding the three months ended October 31, 2023)	$468
2025	624
2026	620
2027	594
2028	581
Thereafter	3,374
Total expected future amortization expense	$6,261

6. Debt
The carrying value of our debt was as follows at the dates indicated:

(In millions)	October 31, 2023	July 31, 2023	Effective Interest Rate
Senior unsecured notes issued June 2020:
0.950% notes due July 2025	$500	$500	1.127%
1.350% notes due July 2027	500	500	1.486%
1.650% notes due July 2030	500	500	1.767%
Senior unsecured notes issued September 2023:
5.250% notes due September 2026	750	—	5.367%
5.125% notes due September 2028	750	—	5.221%
5.200% notes due September 2033	1,250	—	5.268%
5.500% notes due September 2053	1,250	—	5.565%
Term loan	—	4,200
Secured revolving credit facilities	430	430
Total principal balance of debt	5,930	6,130
Unamortized discount and debt issuance costs	(51)	(10)
Net carrying value of debt	$5,879	$6,120

Short-term debt	$—	$—
Long-term debt	$5,879	$6,120
Future principal payments for debt at October 31, 2023 were as shown in the table below.

(In millions)
Fiscal year ending July 31,
2024 (excluding the three months ended October 31, 2023)	$—
2025	500
2026	430
2027	1,250
2028	—
Thereafter	3,750
Total future principal payments for debt	$5,930

Intuit Q1 Fiscal 2024 Form 10-Q	18

Senior Unsecured Notes
2020 Notes. In June 2020, we issued four series of senior unsecured notes (together, the 2020 Notes) pursuant to a public debt offering. The proceeds from the issuance were $1.98 billion, net of debt discount of $2 million and debt issuance costs of $15 million. As of October 31, 2023, $1.5 billion of the 2020 Notes remained outstanding.
Interest is payable semiannually on January 15 and July 15 of each year. The discount and debt issuance costs are amortized to interest expense over the term of the 2020 Notes under the effective interest method. We paid no interest on the 2020 Notes in either of the three months ended October 31, 2023 and 2022.
The 2020 Notes are senior unsecured obligations of Intuit and rank equally with all existing and future unsecured and unsubordinated indebtedness of Intuit and are redeemable by us at any time, subject to a make-whole premium. Upon the occurrence of change of control transactions that are accompanied by certain downgrades in the credit ratings of the 2020 Notes, we will be required to repurchase the 2020 Notes at a repurchase price equal to 101% of the aggregate outstanding principal plus any accrued and unpaid interest to but not including the date of repurchase. The indenture governing the 2020 Notes requires us to comply with certain covenants. For example, the 2020 Notes limit our ability to create certain liens and enter into sale and leaseback transactions. As of October 31, 2023, we were compliant with all covenants governing the 2020 Notes.
2023 Notes. In September 2023, we issued four series of senior unsecured notes (together, the 2023 Notes) pursuant to a public debt offering. The proceeds from the issuance were $3.96 billion, net of debt discount of $20 million and debt issuance costs of $24 million, and were used, together with operating cash, to repay the outstanding balance on our unsecured term loan. As of October 31, 2023, $4.0 billion of the 2023 Notes remained outstanding.
Interest is payable semiannually on March 15 and September 15 of each year, commencing on March 15, 2024. The discount and debt issuance costs are amortized to interest expense over the term of the 2023 Notes under the effective interest method.
The 2023 Notes are senior unsecured obligations of Intuit and rank equally with all existing and future unsecured and unsubordinated indebtedness of Intuit and are redeemable by us at any time, subject to a make-whole premium. The indenture governing the 2023 Notes requires us to comply with certain covenants. For example, the 2023 Notes limit our ability to create certain liens and enter into sale and leaseback transactions. As of October 31, 2023, we were compliant with all covenants governing the 2023 Notes.

Unsecured Credit Facility
On November 1, 2021, we entered into an amended and restated credit agreement with certain institutional lenders with an aggregate principal amount of $5.7 billion, which includes a $4.7 billion unsecured term loan that was repaid in September 2023, and a $1 billion unsecured revolving credit facility that matures on November 1, 2026 (2021 Credit Facility).
The 2021 Credit Facility includes customary affirmative and negative covenants, including financial covenants that require us to maintain a ratio of total gross debt to annual earnings before interest, taxes, depreciation, and amortization (EBITDA) of not greater than 3.25 to 1.00 and a ratio of annual EBITDA to annual interest expense of not less than 3.00 to 1.00 as of the last day of each fiscal quarter. As of October 31, 2023, we were compliant with all required covenants.
Term Loan. On November 1, 2021, we borrowed the full $4.7 billion under the unsecured term loan to fund a portion of the cash consideration for the acquisition of Mailchimp. Under this agreement, we may, subject to certain customary conditions, on one or more occasions, increase commitments under the term loan in an amount not to exceed $400 million in the aggregate through November 1, 2024. In September 2023, we repaid the outstanding balance under the term loan with the proceeds from the 2023 Notes and operating cash, and at October 31, 2023, there was no balance outstanding. The term loan accrued interest at rates that were equal to, at our election, either (i) the alternate base rate plus a margin that ranges from 0.0% to 0.125%, or (ii) the Secured Overnight Finance Rate (SOFR) plus a margin that ranges from 0.625% to 1.125%. Actual margins under either election were based on our senior debt credit ratings. Interest on the term loan was payable monthly. We paid $42 million and $41 million in interest on the term loan during the three months ended October 31, 2023 and 2022, respectively.
Unsecured Revolving Credit Facility. The 2021 Credit Facility includes a $1 billion unsecured revolving credit facility that will expire on November 1, 2026. Under this agreement, we may increase commitments under the unsecured revolving credit facility in an amount not to exceed $250 million in the aggregate and may extend the maturity date up to two times, subject to customary conditions including lender approval. Advances under the unsecured revolving credit facility accrue interest at rates that are equal to, at our election, either (i) the alternate base rate plus a margin that ranges from 0.0% to 0.1%, or (ii) SOFR plus a margin that ranges from 0.69% to 1.1%. Actual margins under either election will be based on our senior debt credit ratings. At October 31, 2023, no amounts were outstanding under the unsecured revolving credit facility. We paid no interest on the unsecured revolving credit facility in either of the three months ended October 31, 2023 and 2022.

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

Intuit Q1 Fiscal 2024 Form 10-Q	19

facility, most recently on July 21, 2023. These amendments primarily increase the facility limit, extend the commitment term and maturity date, and update the benchmark interest rate. Under the amended 2019 Secured Facility, the facility limit is $500 million, of which $300 million is committed and $200 million is uncommitted. Advances accrue interest at adjusted daily simple SOFR plus 1.5%. Unused portions of the committed credit facility accrue interest at a rate ranging from 0.25% to 0.75%, depending on the total unused committed balance. The commitment term is through July 18, 2025, and the final maturity date is July 20, 2026. The agreement includes certain affirmative and negative covenants, including financial covenants that require the subsidiary to maintain specified financial ratios. As of October 31, 2023, we were compliant with all required covenants. At October 31, 2023, $300 million was outstanding under the 2019 Secured Facility and the weighted-average interest rate was 6.95%. The outstanding balance is secured by cash and receivables of the subsidiary totaling $950 million. Interest on the 2019 Secured Facility is payable monthly. We paid $5 million and $2 million in interest on this secured revolving credit facility during the three months ended October 31, 2023 and 2022, respectively.
2022 Secured Facility. On October 12, 2022, another subsidiary of Intuit entered into a secured revolving credit facility with a lender to fund a portion of our loans to qualified small businesses (the 2022 Secured Facility). The 2022 Secured Facility is secured by cash and receivables of the subsidiary and is non-recourse to Intuit Inc. On October 20, 2023, we amended the 2022 Secured Facility primarily to extend the commitment term and final maturity date and increase the commitment amount. Under the amended agreement, the facility limit is $500 million, of which $225 million is committed and $275 million is uncommitted. Advances accrue interest at SOFR plus 1.3%. Unused portions of the committed credit facility accrue interest at a rate ranging from 0.2% to 0.4%, depending on the total unused committed balance. The commitment term is through April 18, 2025, and the final maturity date is April 20, 2026. The agreement includes certain affirmative and negative covenants, including financial covenants that require the subsidiary to maintain specified financial ratios. As of October 31, 2023, we were compliant with all required covenants. At October 31, 2023, $130 million was outstanding under the 2022 Secured Facility and the weighted-average interest rate was 6.8%, which includes the interest on the unused committed portion. The outstanding balance is secured by cash and receivables of the subsidiary totaling $401 million. Interest on the 2022 Secured Facility is payable monthly. We paid $2 million in interest on this secured revolving credit facility during the three months ended October 31, 2023. We paid no interest on this secured revolving credit facility during the three months ended October 31, 2022.

7. Other Liabilities and Commitments

Other Current Liabilities
Other current liabilities were as follows at the dates indicated:

(In millions)	October 31, 2023	July 31, 2023
Executive deferred compensation plan liabilities	$172	$171
Current portion of operating lease liabilities	84	89
Sales, property, and other taxes	54	45
Interest payable	35	12
Reserve for returns, credits, and promotional discounts	32	32
Amounts due for share repurchases	27	10
Other	102	89
Total other current liabilities	$506	$448
The balances of several of our other current liabilities, particularly our reserves for product returns, credits, and promotional discounts, are affected by the seasonality of our business. See Note 1, “Description of Business and Summary of Significant Accounting Policies – Seasonality,” for more information.

Other Long-Term Obligations
Other long-term obligations were as follows at the dates indicated:

(In millions)	October 31, 2023	July 31, 2023
Income tax liabilities	$101	$76
Dividend payable	17	16
Deferred revenue	4	5
Other	22	20
Total other long-term obligations	$144	$117

Intuit Q1 Fiscal 2024 Form 10-Q	20

Unconditional Purchase Obligations
We describe our unconditional purchase obligations in Note 9 to the financial statements in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2023. There were no significant changes outside the ordinary course of business in our purchase obligations during the three months ended October 31, 2023.

8. Leases
We lease office facilities under non-cancellable operating lease arrangements. Our facility leases generally provide for periodic rent increases and may contain escalation clauses and renewal options. Our leases have remaining lease terms of up to 18 years, which include options to extend that are reasonably certain of being exercised. Some of our leases include one or more options to extend the leases for up to 10 years per option, which we are not reasonably certain to exercise. The options to extend are generally at rates to be determined in accordance with the agreements. Options to extend the lease are included in the lease liability if they are reasonably certain of being exercised. We do not have material finance leases.
We sublease certain office facilities to third parties. These subleases have remaining lease terms of up to 7 years, some of which include one or more options to extend the subleases for up to 5 years per option.
The components of lease expense were as follows:

	Three Months Ended
(In millions)	October 31, 2023	October 31, 2022
Operating lease cost (1)	$26	$28
Variable lease cost	6	4
Sublease income	(3)	(3)
Total net lease cost	$29	$29
(1)    Includes short-term leases, which were not material for each of the three months ended October 31, 2023 and 2022.
Supplemental cash flow information related to operating leases was as follows:

	Three Months Ended
(In millions)	October 31, 2023	October 31, 2022
Cash paid for amounts included in the measurement of operating lease liabilities	$25	$23
Right-of-use assets obtained in exchange for operating lease liabilities	$14	$16
Other information related to operating leases was as follows at the dates indicated:

	October 31, 2023	July 31, 2023
Weighted-average remaining lease term for operating leases	7.9 years	7.9 years
Weighted-average discount rate for operating leases	3.1%	3%

Intuit Q1 Fiscal 2024 Form 10-Q	21

Future minimum lease payments under non-cancellable operating leases as of October 31, 2023 were as follows:

(In millions)	Operating Leases (1)
Fiscal year ending July 31,
2024 (excluding the three months ended October 31, 2023)	$50
2025	97
2026	80
2027	72
2028	63
Thereafter	285
Total future minimum lease payments	647
Less imputed interest	(89)
Present value of lease liabilities	$558
(1)    Non-cancellable sublease proceeds for the remainder of the fiscal year ending July 31, 2024 and the fiscal years ending July 31, 2025, 2026, 2027, 2028, and thereafter of $7 million, $6 million, $1 million, $1 million, $1 million, and $2 million, respectively, are not included in the table above.
Supplemental balance sheet information related to operating leases was as follows at the dates indicated:

(In millions)	October 31, 2023	July 31, 2023

Operating lease right-of-use assets	$457	$469

Other current liabilities	$84	$89
Operating lease liabilities	474	480
Total operating lease liabilities	$558	$569
As of October 31, 2023, we have an additional operating lease of $4 million for office facilities that has not yet commenced and therefore is not reflected on the condensed consolidated balance sheets nor in the tables above. This lease is expected to commence in fiscal year 2024 with a lease term of 6 years.

9. Income Taxes

Effective Tax Rate
We compute our provision for or benefit from income taxes by applying the estimated annual effective tax rate to income or loss from recurring operations and adding the effects of any discrete income tax items specific to the period.
We recognized excess tax benefits on share-based compensation of $28 million and $7 million in our provision for income taxes for the three months ended October 31, 2023 and 2022, respectively.
Our effective tax rate for the three months ended October 31, 2023 was approximately 9%. Excluding discrete tax items primarily related to share-based compensation, our effective tax rate was approximately 24%. The difference from the federal statutory rate of 21% was primarily due to state income taxes and non-deductible share-based compensation, which were partially offset by the tax benefit we received from the federal research and experimentation credit.
We recorded an $8 million tax benefit on pretax income of $32 million for the three months ended October 31, 2022. Excluding discrete tax items primarily related to share-based compensation, our effective tax rate was approximately 25%. The difference from the federal statutory rate of 21% was primarily due to state income taxes and non-deductible share-based compensation, which were partially offset by the tax benefit we received from the federal research and experimentation credit.
The Inflation Reduction Act was enacted on August 16, 2022. This law, among other provisions, provides a corporate alternative minimum tax on adjusted financial statement income, which is effective for us beginning in fiscal 2024. We do not expect any impact from the corporate alternative minimum tax in fiscal 2024.
In the current global tax policy environment, the U.S. and other domestic and foreign governments continue to consider, and in some cases enact, changes in corporate tax laws. As changes occur, we account for finalized legislation in the period of enactment.

Intuit Q1 Fiscal 2024 Form 10-Q	22

Unrecognized Tax Benefits and Other Considerations
The total amount of our unrecognized tax benefits at July 31, 2023 was $246 million. If we were to recognize these net benefits, our income tax expense would reflect a favorable net impact of $152 million. There were no material changes to these amounts during the three months ended October 31, 2023. We do not believe that it is reasonably possible that there will be a significant increase or decrease in our unrecognized tax benefits over the next 12 months.
We offset a $61 million and $85 million long-term liability for uncertain tax positions against our long-term income tax receivable at October 31, 2023 and July 31, 2023, respectively. The long-term income tax receivable at October 31, 2023 was primarily related to the government’s approval of a method of accounting change request for fiscal 2018. The long-term income tax receivable at July 31, 2023 was primarily related to the government’s approval of a method of accounting change request for fiscal 2018 and a refund claim related to Credit Karma’s alternative minimum tax credit that was recorded as part of the acquisition.

10. Stockholders’ Equity

Stock Repurchase Programs and Treasury Shares
Intuit’s Board of Directors has authorized a series of common stock repurchase programs. Shares of common stock repurchased under these programs become treasury shares. During the three months ended October 31, 2023, we repurchased a total of 1.2 million shares for $603 million under these programs. Included in this amount were $27 million of repurchases, which occurred in late October 2023 and settled in early November 2023. On August 22, 2023, our Board approved an increase in the authorization under the existing stock repurchase program under which we are authorized to repurchase up to an additional $2.3 billion of our common stock. At October 31, 2023, we had authorization from our Board of Directors for up to $3.2 billion in stock repurchases. Future stock repurchases under the current program are at the discretion of management, and authorization of future stock repurchase programs is subject to the final determination of our Board of Directors.
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

Dividends on Common Stock
During the three months ended October 31, 2023, we declared quarterly cash dividends that totaled $0.90 per share of outstanding common stock for a total of $261 million. In November 2023, our Board of Directors declared a quarterly cash dividend of $0.90 per share of outstanding common stock payable on January 18, 2024 to stockholders of record at the close of business on January 10, 2024. Future declarations of dividends and the establishment of future record dates and payment dates are subject to the final determination of our Board of Directors.

Intuit Q1 Fiscal 2024 Form 10-Q	23

Share-Based Compensation Expense
The following table summarizes the total share-based compensation expense that we recorded in operating income for the periods shown.

	Three Months Ended
(In millions)	October 31, 2023	October 31, 2022
Cost of revenue	$101	$86
Selling and marketing	123	106
Research and development	161	136
General and administrative	110	94
Total share-based compensation expense	$495	$422

Share-Based Awards Available for Grant
A summary of share-based awards available for grant under our plans for the three months ended October 31, 2023 was as follows:

(Shares in thousands)	Shares Available for Grant
Balance at July 31, 2023	19,026
Restricted stock units granted (1)	(717)
Options granted	—
Share-based awards canceled/forfeited/expired (1) (2)	2,114
Balance at October 31, 2023	20,423
(1)RSUs granted from the pool of shares available for grant under our 2005 Equity Incentive Plan reduce the pool by 2.3 shares for each share granted. RSUs forfeited and returned to the pool of shares available for grant under the 2005 Equity Incentive Plan increase the pool by 2.3 shares for each share forfeited.
(2)Stock options and RSUs canceled, expired, or forfeited under our 2005 Equity Incentive Plan are returned to the pool of shares available for grant. Under the 2005 Equity Incentive Plan, shares withheld for income taxes upon vesting of RSUs that were granted on or after July 21, 2016 are also returned to the pool of shares available for grant. Stock options and RSUs canceled, expired, or forfeited under older expired plans are not returned to the pool of shares available for grant.

Restricted Stock Unit and Restricted Stock Activity
A summary of RSU and restricted stock activity for the three months ended October 31, 2023 was as follows:

(Shares in thousands)	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested at July 31, 2023	11,894	$433.70
Granted	312	526.66
Vested	(908)	409.95
Forfeited	(456)	340.35
Nonvested at October 31, 2023	10,842	$442.29
At October 31, 2023, there was approximately $4.3 billion of unrecognized compensation cost related to non-vested RSUs and restricted stock with a weighted-average vesting period of 2.8 years. We will adjust unrecognized compensation cost for actual forfeitures as they occur.

Intuit Q1 Fiscal 2024 Form 10-Q	24

Stock Option Activity
A summary of stock option activity for the three months ended October 31, 2023 was as follows:

	Options Outstanding
(Shares in thousands)	Number of Shares	Weighted- Average Exercise Price Per Share
Balance at July 31, 2023	2,130	$360.17
Granted	—	—
Exercised	(153)	255.01
Canceled or expired	(83)	464.52
Balance at October 31, 2023	1,894	$364.05

Exercisable at October 31, 2023	1,109	$288.97
At October 31, 2023, there was approximately $102 million of unrecognized compensation cost related to non-vested stock options with a weighted-average vesting period of 3.0 years. We will adjust unrecognized compensation cost for actual forfeitures as they occur.

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
These proceedings also included individual demands for arbitration that were filed beginning in October 2019. As of January 31, 2023, we settled all of these arbitration claims, without any admission of wrongdoing, for an amount that was not material. In June 2021, we received a demand and draft complaint from the Federal Trade Commission (FTC) and certain state attorneys general relating to the ongoing inquiries described above. On March 29, 2022, the FTC filed an action in federal court seeking a temporary restraining order and a preliminary injunction enjoining certain Intuit business practices pending resolution of the FTC’s administrative complaint seeking to permanently enjoin certain Intuit business practices (the FTC Actions). On April 22, 2022, the Northern District of California denied the FTC’s requests for a temporary restraining order and a preliminary injunction. Beginning on March 27, 2023, a final hearing on the administrative action was held before an administrative law judge at the FTC. That hearing concluded in April 2023 and, on August 29, 2023, the FTC's administrative law judge issued an initial decision that was in favor of the FTC and was adverse to Intuit. The decision contains a proposed order that would require us to adhere to certain marketing practices if the FTC approves the order. The decision does not contain any monetary penalties. We are appealing this decision to the FTC Commissioners and, if necessary, we will then appeal to a federal court of appeals. We intend to continue to defend our position on the merits of this case. However, the defense and resolution of this matter could involve significant costs. The state attorneys general did not join the FTC Actions, and, on May 4, 2022, we entered into a settlement agreement with the attorneys general of the 50 states and the District of Columbia, admitting no wrongdoing, that resolved the states’ inquiry, as well as actions brought by the Los Angeles City Attorney and the Santa Clara County (California) Counsel. As part of this agreement, we agreed to pay $141 million and made certain commitments regarding our advertising and marketing practices. We recorded this as a one-time charge in the quarter ended April 30, 2022, and paid the full amount to the fund administrator in the quarter ended January 31, 2023.
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

Intuit Q1 Fiscal 2024 Form 10-Q	25

not have a material impact on our consolidated financial statements. The ultimate outcome of any legal proceeding is uncertain and, regardless of outcome, legal proceedings can have an adverse impact on Intuit because of defense costs, negative publicity, diversion of management resources, and other factors.

12. Segment Information
We have defined our four reportable segments, described below, based on factors such as how we manage our operations and how our chief operating decision maker views results. We define the chief operating decision maker as our Chief Executive Officer and our Chief Financial Officer. Our chief operating decision maker organizes and manages our business primarily on the basis of service and product offerings.
On August 1, 2023, we reorganized certain technology functions in our Consumer and ProTax segments that support and benefit our overall platform. Additionally, certain workplace and real estate functions in our Small Business & Self-Employed segment are now managed at the corporate level. As a result of these reorganizations, costs associated with these functions are no longer included in segment operating income and are now included in other corporate expenses. For the three months ended October 31, 2022, we reclassified expenses totaling $9 million from Small Business & Self-Employed, $40 million from Consumer, and $15 million from ProTax to other corporate expenses.

Small Business & Self-Employed: This segment serves small businesses and the self-employed around the world, and the accounting professionals who assist and advise them. Our QuickBooks offerings include financial and business management online services and desktop software, payroll solutions, time tracking, merchant payment processing and bill pay solutions, checking accounts through an FDIC member bank partner, and financing for small businesses. Our Mailchimp offerings include marketing automation and customer relationship management.
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

All of our segments operate primarily in the United States and sell primarily to customers in the United States. Total international net revenue was approximately 10% of consolidated net revenue for each of the three months ended October 31, 2023 and 2022.
We include expenses such as corporate selling and marketing, product development, general and administrative, and non-employment related legal and litigation settlement costs, which are not allocated to specific segments, in unallocated corporate items as part of other corporate expenses. For our Credit Karma reportable segment, segment expenses include certain direct expenses related to selling and marketing, product development, and general and administrative. Unallocated corporate items for all segments include share-based compensation, amortization of acquired technology, amortization of other acquired intangible assets, goodwill and intangible asset impairment charges, and professional fees and transaction charges related to business combinations.
The accounting policies of our reportable segments are the same as those described in the summary of significant accounting policies in Note 1 to the financial statements in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2023 and in Note 1, "Description of Business and Summary of Significant Accounting Policies – Significant Accounting Policies" in this Quarterly Report on Form 10-Q. Except for goodwill and purchased intangible assets, we do not generally track assets by reportable segment and, consequently, we do not disclose total assets by reportable segment.

Intuit Q1 Fiscal 2024 Form 10-Q	26

The following table shows our financial results by reportable segment for the periods indicated.

	Three Months Ended
(In millions)	October 31, 2023	October 31, 2022
Net revenue:
Small Business & Self-Employed	$2,344	$1,988
Consumer	187	150
Credit Karma	405	425
ProTax	42	34
Total net revenue	$2,978	$2,597

Operating income:
Small Business & Self-Employed	$1,492	$1,188
Consumer	67	51
Credit Karma	106	94
ProTax	14	9
Total segment operating income	1,679	1,342
Unallocated corporate items:
Share-based compensation expense	(495)	(422)
Other corporate expenses	(719)	(682)
Amortization of acquired technology	(38)	(41)
Amortization of other acquired intangible assets	(120)	(121)
Total unallocated corporate items	(1,372)	(1,266)
Total operating income	$307	$76
Revenue classified by significant service and product offerings was as follows:

	Three Months Ended
(In millions)	October 31, 2023	October 31, 2022
Net revenue:
QuickBooks Online Accounting	$798	$668
Online Services	820	681
Total Online Ecosystem	1,618	1,349
QuickBooks Desktop Accounting	376	312
Desktop Services and Supplies	350	327
Total Desktop Ecosystem	726	639
Small Business & Self-Employed	2,344	1,988
Consumer	187	150
Credit Karma	405	425
ProTax	42	34
Total net revenue	$2,978	$2,597

Intuit Q1 Fiscal 2024 Form 10-Q	27

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
You should read this MD&A in conjunction with the financial statements and related notes in Part I, Item 1 of this Quarterly Report and our Annual Report on Form 10-K for the fiscal year ended July 31, 2023.
In the first quarter of fiscal 2024, to align our presentation of revenue and cost of revenue with our current revenue mix, we began to aggregate other revenue with product revenue, rather than service revenue, and cost of other revenue with cost of product revenue, rather than cost of service revenue. We reclassified the previously reported balances to conform to the current presentation. The reclassification was not material and had no impact on previously reported total net revenue or cost of revenue.
On August 1, 2023, we reorganized certain technology functions in our Consumer and ProTax segments that support and benefit our overall platform. Additionally, certain workplace and real estate functions in our Small Business & Self-Employed segment are now managed at the corporate level. As a result of these reorganizations, costs associated with these functions are no longer included in segment operating income and are now included in other corporate expenses. For the three months ended October 31, 2022, we reclassified expenses totaling $9 million from Small Business & Self-Employed, $40 million from Consumer, and $15 million from ProTax to other corporate expenses. See Note 12, "Segment Information," for more information.

EXECUTIVE OVERVIEW
This overview provides a high-level discussion of our operating results and some of the trends that affect our business. We believe that an understanding of these trends is important in order to understand our financial results, as well as our future prospects. This summary is not intended to be exhaustive, nor is it a substitute for the detailed discussion and analysis provided elsewhere in this Quarterly Report on Form 10-Q.

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

Intuit Q1 Fiscal 2024 Form 10-Q	28

Small Business & Self-Employed: This segment serves small businesses and the self-employed around the world, and the accounting professionals who assist and advise them. Our QuickBooks offerings include financial and business management online services and desktop software, payroll solutions, time tracking, merchant payment processing and bill pay solutions, checking accounts through an FDIC member bank partner, and financing for small businesses. Our Mailchimp offerings include marketing automation and customer relationship management.
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

Our Business and Growth Strategy
At Intuit, our strategy starts with customer obsession. We listen to and observe our customers, understand their challenges, and then use advanced technology, including artificial intelligence (AI), to develop innovative solutions to help consumers and small businesses prosper. Five years ago, we declared our strategy to be a global AI-driven expert platform, and five strategic priorities, or "big bets," as the primary areas of focus to drive durable growth. We are invested heavily in our data and AI capabilities to deliver accelerated innovation where we and others can solve our customers’ most important problems. We are accelerating the development of the platform by applying AI in three key areas:
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
•Incorporating Experts: One of the biggest problems our customers face is lack of confidence. Even with current advances in technology that deliver personalized tools and insights, many customers want to connect with a real person to help give them the confidence they are making the right decision. By bringing experts onto our platform and enhancing their expertise with AI, we can solve this massive problem for customers. The power of our virtual expert platform allows us to scale the intelligence of our products, elevating experts to advisors, and delivering big benefits for customers.

Intuit Q1 Fiscal 2024 Form 10-Q	29

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
•Unlocking smart money decisions: To address the challenges of crippling high-cost debt and lack of savings, we are creating a comprehensive, self-driving financial platform with Credit Karma that propels our members forward wherever they are on their financial journey, so they can understand their financial picture, make smart financial decisions, and stick to their financial plan in the near term and long term.
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
Seasonality
Our Consumer and ProTax offerings have a significant and distinct seasonal pattern as sales and revenue from our income tax preparation products and services are typically heavily concentrated in the period from November through April. This seasonal pattern typically results in higher net revenues during our second and third quarters ending January 31 and April 30, respectively.
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

Intuit Q1 Fiscal 2024 Form 10-Q	30

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

Overview of Financial Results
The most important financial indicators that we use to assess our business are revenue growth for the company as a whole and for each reportable segment; operating income growth for the company as a whole; earnings per share; and cash flow from operations. We also track certain non-financial drivers of revenue growth and, when material, identify them in the applicable discussions of segment results below. Service offerings are a significant part of our business. We expect our total service revenue as a percentage of our total revenue to continue to grow in the future.
Key highlights for the first three months of fiscal 2024 include the following:

Revenue of	Small Business & Self-Employed revenue of	Cash, cash equivalents, and investments of
$3.0 B	$2.3 B	$2.3 B
up 15% from the same period of fiscal 2023	up 18% from the same period of fiscal 2023

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
In preparing our condensed consolidated financial statements, we make estimates, assumptions, and judgments that can have a significant impact on our net revenue, operating income or loss, and net income or loss, as well as on the value of certain assets and liabilities on our condensed consolidated balance sheets. We believe that the estimates, assumptions, and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2023 have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. There were no significant changes in those critical accounting policies and estimates during the first three months of fiscal 2024. Senior management has reviewed the development and selection of our critical accounting policies and estimates and their disclosure in this Quarterly Report on Form 10-Q with the Audit and Risk Committee of our Board of Directors.

Intuit Q1 Fiscal 2024 Form 10-Q	31

RESULTS OF OPERATIONS

Financial Overview

(Dollars in millions, except per share amounts)	Q1 FY24	Q1 FY23	$ Change	% Change
Total net revenue	$2,978	$2,597	$381	15%
Operating income	307	76	231	304%
Net income	241	40	201	503%
Diluted net income per share	$0.85	$0.14	$0.71	507%
Total net revenue for the first quarter of fiscal 2024 increased $381 million, or 15%, compared with the same quarter of fiscal 2023. Our Small Business & Self-Employed segment revenue increased during the quarter, primarily due to growth in our Online Ecosystem revenue. This increase was partially offset by a decrease in Credit Karma segment revenue, primarily due to decreases in our personal loan and auto insurance verticals. Revenue in our Consumer and ProTax segments was seasonally light, consistent with the same quarter of fiscal 2023. See “Segment Results” later in this Item 2 for more information about the results for all of our reportable segments.
Operating income for the first quarter of fiscal 2024 increased $231 million, or 304%, compared to the same quarter of fiscal 2023. The increase in operating income was due to the increase in revenue described above, partially offset by increases in expenses. Expenses increased primarily due to share-based compensation, staffing, and outside services, partially offset by a decrease in marketing expenses. See "Cost of Revenue" and “Operating Expenses” later in this Item 2 for more information.
Net income for the first quarter of fiscal 2024 increased $201 million, or 503%, compared with the same quarter of fiscal 2023. The increase in net income was primarily due to the increase in operating income described above, partially offset by an increase in tax expense. Diluted net income per share increased to $0.85 for the first quarter of fiscal 2024 compared to $0.14 for the same quarter of fiscal 2023, in line with the increase in net income.

Segment Results
The information below is organized in accordance with our four reportable segments. See “Executive Overview – About Intuit” earlier in this Item 2 and Note 12 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report for more information. All of our segments operate and sell to customers primarily in the United States. Total international net revenue was approximately 10% for each of the three months ended October 31, 2023 and 2022.
In the first quarter of fiscal 2024, to align our presentation of revenue and cost of revenue with our current revenue mix, we began to aggregate other revenue with product revenue, rather than service revenue, and cost of other revenue with cost of product revenue, rather than cost of service revenue. We reclassified the previously reported balances to conform to the current presentation. The reclassification was not material and had no impact on previously reported total net revenue or cost of revenue.
On August 1, 2023, we reorganized certain technology functions in our Consumer and ProTax segments that support and benefit our overall platform. Additionally, certain workplace and real estate functions in our Small Business & Self-Employed segment are now managed at the corporate level. As a result of these reorganizations, costs associated with these functions are no longer included in segment operating income and are now included in other corporate expenses. For the three months ended October 31, 2022, we reclassified expenses totaling $9 million from Small Business & Self-Employed, $40 million from Consumer, and $15 million from ProTax to other corporate expenses.
Segment operating income or loss is segment net revenue less segment cost of revenue and operating expenses. See “Executive Overview – Industry Trends and Seasonality” earlier in this Item 2 for a description of the seasonality of our business. We include expenses such as corporate selling and marketing, product development, general and administrative, and non-employment related legal and litigation settlement costs, which are not allocated to specific segments, in unallocated corporate items as part of other corporate expenses. For our Credit Karma reportable segment, segment expenses include certain direct expenses related to selling and marketing, product development, and general and administrative. Unallocated corporate items for all segments include share-based compensation, amortization of acquired technology, amortization of other acquired intangible assets, goodwill and intangible asset impairment charges, and professional fees and transaction charges related to business combinations. These unallocated corporate costs for all segments totaled $1.4 billion in the first three months of fiscal 2024 and $1.3 billion in the first three months of fiscal 2023. Unallocated corporate items increased in the fiscal 2024 period, primarily due to increases in share-based compensation expense, corporate product development expense, and general and administrative expense. See Note 12 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report for reconciliations of total segment operating income or loss to consolidated operating income or loss for each fiscal period presented.

Intuit Q1 Fiscal 2024 Form 10-Q	32

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
•Financial supplies; and
•Financing for small businesses.
Segment service revenue is primarily derived from our Online Ecosystem revenue and revenue from the services and support that are provided as part of our QuickBooks Desktop subscription and desktop payroll offerings, as well as merchant payment processing services. Segment product and other revenue is primarily derived from revenue related to delivery of software licenses and the related updates, including version protection, for our QuickBooks Desktop subscriptions and desktop payroll offerings, which are part of our Desktop Ecosystem.

(Dollars in millions)	Q1 FY24	Q1 FY23	% Change
Service revenue	$1,842	$1,570	17%
Product and other revenue	502	418	20%
Total segment revenue	$2,344	$1,988	18%
% of total revenue	79%	77%

Segment operating income	$1,492	$1,188	26%
% of related revenue	64%	60%

Intuit Q1 Fiscal 2024 Form 10-Q	33

Revenue classified by significant service and product offerings was as follows:

(Dollars in millions)	Q1 FY24	Q1 FY23	% Change
Net revenue:
QuickBooks Online Accounting	$798	$668	19%
Online Services	820	681	20%
Total Online Ecosystem	1,618	1,349	20%
QuickBooks Desktop Accounting	376	312	21%
Desktop Services and Supplies	350	327	7%
Total Desktop Ecosystem	726	639	14%
Total Small Business & Self-Employed	$2,344	$1,988	18%
Revenue for our Small Business & Self-Employed segment increased $356 million, or 18%, in the first quarter of fiscal 2024 compared with the same period of fiscal 2023. The increase was primarily due to growth in Online Ecosystem revenue.
Online Ecosystem Revenue
Online Ecosystem revenue increased 20% in the first quarter of fiscal 2024 compared with the same period of fiscal 2023. QuickBooks Online Accounting revenue increased 19% in the first quarter of fiscal 2024, primarily due to an increase in customers, higher effective prices, and a shift in mix to our higher-priced offerings. Online Services revenue increased 20% in the first quarter of fiscal 2024, primarily due to an increase in revenue from our payroll, Mailchimp, and payments offerings. Online payroll revenue increased due to an increase in customers and a shift in mix to higher-end offerings. Mailchimp revenue increased due to higher effective prices and customer growth. Online payments revenue increased due to an increase in customers and an increase in total payment volume per customer.
Desktop Ecosystem Revenue
Desktop Ecosystem revenue increased 14% in the first quarter of fiscal 2024 compared with the same quarter of fiscal 2023, primarily due to customer growth and price increases in our QuickBooks Desktop and Enterprise subscription offerings.
Small Business & Self-Employed segment operating income increased $304 million, or 26%, in the first quarter of fiscal 2024 compared with the same quarter of fiscal 2023, primarily due to the increase in revenue described above, partially offset by higher outside service, staffing, and sales-related expenses.
In August 2023, we reorganized certain workplace and real estate functions that are now managed at the corporate level. As a result, these costs are no longer included in segment operating income and are now included in other corporate expenses. For the three months ended October 31, 2022, we reclassified $9 million from Small Business & Self-Employed to other corporate expenses.

Intuit Q1 Fiscal 2024 Form 10-Q	34

Consumer

Consumer segment service revenue is derived primarily from TurboTax Online and TurboTax Live offerings, electronic tax filing services, and connected services.
Consumer segment product and other revenue is derived primarily from TurboTax desktop tax return preparation software and related form updates.

(Dollars in millions)	Q1 FY24	Q1 FY23	% Change
Service revenue	$178	$141	26%
Product and other revenue	9	9	—%
Total segment revenue	$187	$150	25%
% of total revenue	6%	6%

Segment operating income	$67	$51	31%
% of related revenue	36%	34%
Revenue for our Consumer segment increased $37 million, or 25%, in the first three months of fiscal 2024 compared with the same period of fiscal 2023. Due to the seasonal nature of our Consumer offerings, we typically generate minimal revenue from Consumer products and services in our first fiscal quarter compared with our second and third fiscal quarters. The majority of revenue for the first quarter of each fiscal year is for the filing of returns for the previous tax year.
Consumer segment operating income increased $16 million, or 31%, in the first quarter of fiscal 2024 compared with the same quarter of fiscal 2023. In our first fiscal quarter, our Consumer segment typically generates nominal operating income or operating losses because revenue is minimal while we continue to incur operating expenses for general and administrative functions and research and development. In the first quarter of fiscal 2024, expenses were slightly higher compared to the same period of fiscal 2023.
In August 2023, we reorganized certain technology functions that support and benefit our overall platform. As a result, these costs are no longer included in segment operating income and are now included in other corporate expenses. For the three months ended October 31, 2022, we reclassified $40 million from Consumer to other corporate expenses.
Because of the seasonality of our Consumer revenue, we do not believe that the revenue or operating results for the first quarter of fiscal 2024 are indicative of trends for the current fiscal year. We will not have substantially complete results for the 2023 tax season until the third quarter of fiscal 2024.

Intuit Q1 Fiscal 2024 Form 10-Q	35

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

(Dollars in millions)	Q1 FY24	Q1 FY23	% Change
Service revenue	$405	$425	(5)%
Product and other revenue	—	—	N/A
Total segment revenue	$405	$425	(5)%
% of total revenue	14%	16%

Segment operating income	$106	$94	13%
% of related revenue	26%	22%
Revenue for our Credit Karma segment decreased $20 million in the first quarter of fiscal 2024 compared to the same period of fiscal 2023, primarily due to decreases in our personal loan and auto insurance verticals, partially offset by increases in our credit card vertical. Economic uncertainty continues to influence the lending behaviors of our partners.
Credit Karma segment operating income increased $12 million in the first quarter of fiscal 2024 compared to the same period of fiscal 2023, primarily due to lower marketing expenses, partially offset by the decrease in revenue described above.

Intuit Q1 Fiscal 2024 Form 10-Q	36

ProTax

ProTax segment service revenue is derived primarily from ProConnect Tax Online tax products, electronic tax filing services, connected services, and bank products.
ProTax segment product and other revenue is derived primarily from Lacerte, ProSeries, and ProFile desktop tax preparation software products, and related form updates.

(Dollars in millions)	Q1 FY24	Q1 FY23	% Change
Service revenue	$25	$19	32%
Product and other revenue	17	15	13%
Total segment revenue	$42	$34	24%
% of total revenue	1%	1%

Segment operating income	$14	$9	56%
% of related revenue	33%	26%
Revenue for our ProTax segment increased $8 million, or 24%, in the first three months of fiscal 2024 compared with the same period of fiscal 2023. Due to the seasonal nature of our ProTax offerings, we typically generate minimal revenue from professional tax products and services in our first fiscal quarter compared with our second and third fiscal quarters. The majority of revenue for the first quarter of each fiscal year is for the filing of returns for the previous tax year.
In our first fiscal quarter, our ProTax segment typically generates nominal operating income or operating losses because revenue is minimal while we continue to incur operating expenses for general and administrative functions and research and development.
In August 2023, we reorganized certain technology functions that support and benefit our overall platform. As a result, these costs are no longer included in segment operating income and are now included in other corporate expenses. For the three months ended October 31, 2022, we reclassified $15 million from ProTax to other corporate expenses.
Because of the seasonality of our ProTax revenue, we do not believe that the revenue or operating results for the first quarter of fiscal 2024 are indicative of trends for the current fiscal year. We will not have substantially complete results for the 2023 tax season until the third quarter of fiscal 2024.

Intuit Q1 Fiscal 2024 Form 10-Q	37

Cost of Revenue

(Dollars in millions)	Q1 FY24	% of Related Revenue	Q1 FY23	% of Related Revenue
Cost of service revenue	$707	29%	$620	29%
Cost of product and other revenue	15	3%	15	3%
Amortization of acquired technology	38	n/a	41	n/a
Total cost of revenue	$760	26%	$676	26%
Our cost of revenue has three components: (1) cost of service revenue, which includes the direct costs associated with our online and service offerings, such as costs for data processing and storage capabilities from cloud providers, ongoing production support costs, customer support costs, costs for the tax and bookkeeping experts that support our TurboTax Live and QuickBooks Live offerings, and costs related to credit score providers; (2) cost of product and other revenue, which includes the direct costs of manufacturing and shipping or electronically downloading our desktop software products; and (3) amortization of acquired technology, which represents the cost of amortizing developed technologies that we have obtained through acquisitions, over their useful lives.
Cost of service revenue as a percentage of service revenue was consistent in the first quarter of fiscal 2024 compared with the same period of fiscal 2023.
Cost of product and other revenue as a percentage of product and other revenue was consistent in the first quarter of fiscal 2024 compared with the same period of fiscal 2023. Costs of product and other revenue are expensed as incurred, and we do not defer any of these costs when product and other revenue is deferred.

Operating Expenses

(Dollars in millions)	Q1 FY24	% of Total Net Revenue	Q1 FY23	% of Total Net Revenue
Selling and marketing	$769	26%	$795	30%
Research and development	680	23%	625	24%
General and administrative	342	11%	304	12%
Amortization of other acquired intangible assets	120	4%	121	5%
Total operating expenses	$1,911	64%	$1,845	71%
Total operating expenses as a percentage of total net revenue decreased in the first quarter of fiscal 2024 compared to the same period of fiscal 2023. Total net revenue for the first quarter of fiscal 2024 increased $381 million, or 15%, while total operating expenses for the quarter increased $66 million, or 4%. The increase in total operating expenses was primarily due to increases of $58 million for share-based compensation, $34 million for staffing due to higher headcount, and $18 million for outside services, partially offset by a decrease of $47 million for marketing expenses.

Non-Operating Income and Expenses
Interest Expense
Interest expense of $65 million and $49 million for the first three months of fiscal 2024 and 2023, respectively, consisted primarily of interest on our senior unsecured notes, unsecured term loan, and secured revolving credit facilities. Interest expense for the first three months of fiscal 2024 increased compared to the same period of fiscal 2023, primarily due to higher interest rates.

Intuit Q1 Fiscal 2024 Form 10-Q	38

Interest and Other Income, Net

(In millions)	Q1 FY24	Q1 FY23
Interest income (1)	$34	$14
Net loss on executive deferred compensation plan assets (2)	(14)	(10)
Other	2	1
Total interest and other income, net	$22	$5
(1)    Interest income in the first quarter of fiscal 2024 increased compared to the same period of fiscal 2023, primarily due to higher average interest rates.
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
We recognized excess tax benefits on share-based compensation of $28 million and $7 million in our provision for income taxes for the three months ended October 31, 2023 and 2022, respectively.
Our effective tax rate for the three months ended October 31, 2023 was approximately 9%. Excluding discrete tax items primarily related to share-based compensation, our effective tax rate was approximately 24%. The difference from the federal statutory rate of 21% was primarily due to state income taxes and non-deductible share-based compensation, which were partially offset by the tax benefit we received from the federal research and experimentation credit.
We recorded an $8 million tax benefit on pretax income of $32 million for the three months ended October 31, 2022. Excluding discrete tax items primarily related to share-based compensation, our effective tax rate was approximately 25%. The difference from the federal statutory rate of 21% was primarily due to state income taxes and non-deductible share-based compensation, which were partially offset by the tax benefit we received from the federal research and experimentation credit.
The Inflation Reduction Act was enacted on August 16, 2022. This law, among other provisions, provides a corporate alternative minimum tax on adjusted financial statement income, which is effective for us beginning in fiscal 2024. We do not expect any impact from the corporate alternative minimum tax in fiscal 2024. We continue to monitor developments and evaluate impacts, if any, of these provisions on our results of operations and cash flows for future years.
In the current global tax policy environment, the U.S. and other domestic and foreign governments continue to consider, and in some cases enact, changes in corporate tax laws. As changes occur, we account for finalized legislation in the period of enactment.

LIQUIDITY AND CAPITAL RESOURCES

Overview
At October 31, 2023, our cash, cash equivalents, and investments totaled $2.3 billion, a decrease of $1.4 billion from July 31, 2023 due to the factors discussed under “Statements of Cash Flows” below. Our primary sources of liquidity have been cash from operations, which entails the collection of accounts receivable for products and services, the issuance of senior unsecured notes, and borrowings under our credit facilities. Our primary uses of cash have been for research and development programs, selling and marketing activities, capital projects, acquisitions of businesses, debt service costs and debt repayment, repurchases of our common stock under our stock repurchase programs, and the payment of cash dividends. As discussed in “Executive Overview – Industry Trends and Seasonality” earlier in this Item 2, our business is subject to significant seasonality. The balance of our cash, cash equivalents, and investments generally fluctuates with that seasonal pattern. We believe the seasonality of our business is likely to continue in the future.

Intuit Q1 Fiscal 2024 Form 10-Q	39

The following table summarizes selected measures of our liquidity and capital resources at the dates indicated:

(Dollars in millions)	October 31, 2023	July 31, 2023	$ Change	% Change
Cash, cash equivalents, and investments	$2,271	$3,662	$(1,391)	(38)%
Long-term investments	$107	$105	$2	2%
Long-term debt	$5,879	$6,120	$(241)	(4)%
Working capital	$1,235	$1,767	$(532)	(30)%
Ratio of current assets to current liabilities	1.2 : 1	1.5 : 1
We have historically generated significant cash from operations, and we expect to continue to do so in the future. Our cash, cash equivalents, and investments totaled $2.3 billion at October 31, 2023. None of those funds were restricted and approximately 84% of those funds were located in the U.S.
In September 2023, we issued $4 billion in senior unsecured notes, and used the proceeds to repay the outstanding balance on our term loan. Our unsecured revolving credit facility is available to us for general corporate purposes. At October 31, 2023, no amounts were outstanding under the unsecured revolving credit facility. Our secured revolving credit facilities are available to fund a portion of our loans to qualified small businesses. At October 31, 2023, $430 million was outstanding under both secured revolving credit facilities.
Under the 2017 Tax Cuts & Jobs Act, research and development costs are no longer fully deductible and are required to be capitalized and amortized for U.S. tax purposes effective August 1, 2022. The mandatory capitalization requirement significantly increased our cash tax payments related to fiscal 2023. The IRS disaster-area tax relief allowed for the deferral of certain fiscal 2023 tax payments to the first quarter of fiscal 2024. During the first quarter of fiscal 2024, we made tax payments of $710 million related to this deferral.
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

Statements of Cash Flows
The following table summarizes selected items from our condensed consolidated statements of cash flows for the first three months of fiscal 2024 and fiscal 2023. See the financial statements in Part I, Item 1 of this Quarterly Report for complete condensed consolidated statements of cash flows for those periods.

	Three Months Ended
(Dollars in millions)	October 31, 2023	October 31, 2022	$ Change
Net cash provided by (used in):
Operating activities	$(97)	$328	$(425)
Investing activities	210	(256)	466
Financing activities	849	(913)	1,762
Effect of exchange rates on cash, cash equivalents, restricted cash, and restricted cash equivalents	(17)	(16)	(1)
Net increase (decrease) in cash, cash equivalents, restricted cash, and restricted cash equivalents	$945	$(857)	$1,802

Intuit Q1 Fiscal 2024 Form 10-Q	40

Our primary sources and uses of cash were as follows:
Three Months Ended
October 31, 2023	October 31, 2022
 Sources of cash:

• Proceeds from the issuance of senior unsecured notes
• Net change in funds receivable and funds payable and amounts due to customers
• Net sales and maturities of corporate and customer fund investments
• Issuance of common stock under employee stock plans

 Uses of cash:

• Repayment of debt
• Repurchases of shares of our common stock
• Payment of cash dividends and dividend rights
• Payment of accrued bonuses for fiscal 2023
• Payments for employee taxes withheld upon vesting of restricted stock units
• Operations
• Capital expenditures
• Net originations and purchases of loans held for investment

 Sources of cash:

• Operations
• Issuance of common stock under employee stock plans

 Uses of cash:
• Repurchases of shares of our common stock
• Payment of accrued bonuses for fiscal 2022
• Payment of cash dividends and dividend rights
• Net purchases of corporate and customer fund investments
• Capital expenditures
• Net originations of term loans to small businesses

Stock Repurchase Programs, Treasury Shares, and Dividends on Common Stock
As described in Note 10 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report, during the first three months of fiscal 2024, we repurchased 1.2 million shares of our common stock under repurchase programs that our Board of Directors has authorized. On August 22, 2023, our Board approved an increase in the authorization under the existing stock repurchase program under which we are authorized to repurchase up to an additional $2.3 billion of our common stock. At October 31, 2023, we had authorization from our Board of Directors for up to $3.2 billion for stock repurchases. We currently expect to continue repurchasing our common stock on a quarterly basis; however, future stock repurchases under the current program are at the discretion of management, and authorization of future stock repurchase programs is subject to the final determination of our Board of Directors.
We have continued to pay quarterly cash dividends on shares of our outstanding common stock. During the three months ended October 31, 2023, we declared quarterly cash dividends that totaled $0.90 per share of outstanding common stock for a total of $261 million. In November 2023, our Board of Directors declared a quarterly cash dividend of $0.90 per share of outstanding common stock payable on January 18, 2024 to stockholders of record at the close of business on January 10, 2024. We currently expect to continue paying comparable cash dividends on a quarterly basis. However, future declarations of dividends and the establishment of future record dates and payment dates are subject to the final determination of our Board of Directors.

Commitments for Senior Unsecured Notes
In June 2020, we issued $2 billion of senior unsecured notes, of which $1.5 billion is outstanding as of October 31, 2023, and is comprised of the following:
•$500 million of 0.950% notes due July 2025;
•$500 million of 1.350% notes due July 2027; and
•$500 million of 1.650% notes due July 2030 (together, the 2020 Notes).
Interest is payable semiannually on January 15 and July 15 of each year. At October 31, 2023, our maximum commitment for interest payments under the 2020 Notes was $94 million through the maturity dates.
The 2020 Notes are senior unsecured obligations of Intuit and rank equally with all existing and future unsecured and unsubordinated indebtedness of Intuit and are redeemable by us at any time, subject to a make-whole premium. Upon the occurrence of change of control transactions that are accompanied by certain downgrades in the credit ratings of the 2020 Notes, we will be required to repurchase the 2020 Notes at a repurchase price equal to 101% of the aggregate outstanding principal plus any accrued and unpaid interest to but not including the date of repurchase. The indenture governing the 2020 Notes requires us to comply with certain covenants. For example, the 2020 Notes limit our ability to create certain liens and enter into sale and leaseback transactions. As of October 31, 2023, we were compliant with all covenants governing the 2020 Notes. See Note 6 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report for more information.

Intuit Q1 Fiscal 2024 Form 10-Q	41

In September 2023, we issued $4 billion of senior unsecured notes comprised of the following:
•$750 million of 5.250% notes due September 2026;
•$750 million of 5.125% notes due September 2028;
•$1,250 million of 5.200% notes due September 2033; and
•$1,250 million of 5.500% notes due September 2053 (together, the 2023 Notes).
Interest is payable semiannually on March 15 and September 15 of each year, commencing on March 15, 2024. At October 31, 2023, our maximum commitment for interest payments under the 2023 Notes was $3.0 billion through the maturity dates.
The 2023 Notes are senior unsecured obligations of Intuit and rank equally with all existing and future unsecured and unsubordinated indebtedness of Intuit and are redeemable by us at any time, subject to a make-whole premium. The indenture governing the 2023 Notes requires us to comply with certain covenants. For example, the 2023 Notes limit our ability to create certain liens and enter into sale and leaseback transactions. As of October 31, 2023, we were compliant with all covenants governing the 2023 Notes. See Note 6 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report for more information.

Credit Facilities
Unsecured Revolving Credit Facility and Term Loan
On November 1, 2021, we entered into an amended and restated credit agreement with certain institutional lenders with an aggregate principal amount of $5.7 billion, which includes a $4.7 billion unsecured term loan that was repaid in September 2023, and a $1 billion unsecured revolving credit facility that matures on November 1, 2026 (2021 Credit Facility).
On November 1, 2021, we borrowed the full $4.7 billion under the unsecured term loan to fund a portion of the cash consideration for the acquisition of Mailchimp. Under this agreement, we may, subject to certain customary conditions, on one or more occasions, increase commitments under the term loan in an amount not to exceed $400 million in the aggregate through November 1, 2024. The term loan accrued interest at rates that were equal to, at our election, either (i) the alternate base rate plus a margin that ranges from 0.0% to 0.125%, or (ii) the Secured Overnight Finance Rate (SOFR) plus a margin that ranges from 0.625% to 1.125%. Actual margins under either election were based on our senior debt credit ratings. In September 2023, we repaid the outstanding balance under the term loan with the proceeds from the 2023 Notes and operating cash, and at October 31, 2023, there was no balance outstanding.
Under the 2021 Credit Facility, we may increase commitments under the unsecured revolving credit facility in an amount not to exceed $250 million in the aggregate and may extend the maturity date up to two times, subject to customary conditions including lender approval. Advances under the unsecured revolving credit facility accrue interest at rates that are equal to, at our election, either (i) the alternate base rate plus a margin that ranges from 0.0% to 0.1%, or (ii) SOFR) plus a margin that ranges from 0.69% to 1.1%. Actual margins under either election will be based on our senior debt credit ratings. At October 31, 2023, no amounts were outstanding under the unsecured revolving credit facility. We monitor counterparty risk associated with the institutional lenders that are providing the credit facility.
The 2021 Credit Facility includes customary affirmative and negative covenants, including financial covenants that require us to maintain a ratio of total gross debt to annual earnings before interest, taxes, depreciation, and amortization (EBITDA) of not greater than 3.25 to 1.00 and a ratio of annual EBITDA to annual interest expense of not less than 3.00 to 1.00 as of the last day of each fiscal quarter. As of October 31, 2023, we were compliant with all required covenants.
Secured Revolving Credit Facilities
On February 19, 2019, a subsidiary of Intuit entered into a secured revolving credit facility with a lender to fund a portion of our loans to qualified small businesses (the 2019 Secured Facility). The 2019 Secured Facility is secured by cash and receivables of the subsidiary and is non-recourse to Intuit Inc. We have entered into several amendments to this facility, most recently on July 21, 2023. These amendments primarily increase the facility limit, extend the commitment term and maturity date, and update the benchmark interest rate. Under the amended 2019 Secured Facility, the facility limit is $500 million, of which $300 million is committed and $200 million is uncommitted. Advances accrue interest at adjusted daily simple SOFR plus 1.5%. Unused portions of the committed credit facility accrue interest at a rate ranging from 0.25% to 0.75%, depending on the total unused committed balance. The commitment term is through July 18, 2025, and the final maturity date is July 20, 2026. The agreement includes certain affirmative and negative covenants, including financial covenants that require the subsidiary to maintain specified financial ratios. As of October 31, 2023, we were compliant with all required covenants. At October 31, 2023, $300 million was outstanding under the 2019 Secured Facility and the weighted-average interest rate was 6.95%. The outstanding balance is secured by cash and receivables of the subsidiary totaling $950 million.

Intuit Q1 Fiscal 2024 Form 10-Q	42

On October 12, 2022, another subsidiary of Intuit entered into a secured revolving credit facility with a lender to fund a portion of our loans to qualified small businesses (the 2022 Secured Facility). The 2022 Secured Facility is secured by cash and receivables of the subsidiary and is non-recourse to Intuit Inc. On October 20, 2023, we amended the 2022 Secured Facility primarily to extend the commitment term and final maturity date and increase the commitment amount. Under the amended agreement, the facility limit is $500 million, of which $225 million is committed and $275 million is uncommitted. Advances accrue interest at SOFR plus 1.3%. Unused portions of the committed credit facility accrue interest at a rate ranging from 0.2% to 0.4%, depending on the total unused committed balance. The commitment term is through April 18, 2025, and the final maturity date is April 20, 2026. The agreement includes certain affirmative and negative covenants, including financial covenants that require the subsidiary to maintain specified financial ratios. As of October 31, 2023, we were compliant with all required covenants. At October 31, 2023, $130 million was outstanding under the 2022 Secured Facility and the weighted-average interest rate was 6.8%, which includes the interest on the unused committed portion. The outstanding balance is secured by cash and receivables of the subsidiary totaling $401 million.

Cash Held by Foreign Subsidiaries
Our cash, cash equivalents, and investments totaled $2.3 billion at October 31, 2023. Approximately 16% of those funds were held by our foreign subsidiaries and subject to repatriation tax considerations. These foreign funds were located primarily in India, the United Kingdom, and Canada. We do not expect to pay incremental U.S. taxes on repatriation. We have recorded income tax expense for Canada, India, and Israel withholding taxes on earnings that are not permanently reinvested. In the event that funds from foreign operations are repatriated to the United States, we would pay withholding taxes at that time.

Intuit Q1 Fiscal 2024 Form 10-Q	43

Contractual Obligations
We presented our contractual obligations at July 31, 2023 in our Annual Report on Form 10-K for the fiscal year then ended. There were no material changes outside the ordinary course of business to our contractual obligations during the three months ended October 31, 2023, except as described below.
In September 2023, we issued $4 billion of senior unsecured notes, which was comprised of the following: $750 million of 5.250% notes due in September 2026, $750 million of 5.125% notes due in September 2028, $1,250 million of 5.200% notes due in September 2033, and $1,250 million of 5.500% notes due in September 2053 (collectively, the 2023 Notes). Interest is payable semiannually on March 15 and September 15 of each year, commencing on March 15, 2024. At October 31, 2023, our maximum commitment for interest payments under the 2023 Notes was $3.0 billion through the maturity dates.
Recent Accounting Pronouncements
For a description of recent accounting pronouncements, if any, and the potential impact of these pronouncements on our condensed consolidated financial statements, see Note 1 to the financial statements in Part I, Item 1 of this Quarterly Report.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes to our quantitative and qualitative disclosures about market risk during the three months ended October 31, 2023, except as described below.
In September 2023, we issued $4 billion of senior unsecured notes, which was comprised of the following: $750 million of 5.250% notes due in September 2026, $750 million of 5.125% notes due in September 2028, $1,250 million of 5.200% notes due in September 2033, and $1,250 million of 5.500% notes due in September 2053 (collectively, the 2023 Notes). We carry the 2023 Notes at face value less unamortized discount and unamortized debt issuance costs on our condensed consolidated balance sheet. Since these 2023 Notes bear interest at fixed rates, we have no financial statement risk associated with the changes in interest rates. However, the fair value of the 2023 Notes fluctuates when interest rates change. See Note 2 and Note 6 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
See Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended July 31, 2023 for a detailed discussion of our market risks.

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

Intuit Q1 Fiscal 2024 Form 10-Q	44

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

Intuit Q1 Fiscal 2024 Form 10-Q	45

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

Intuit Q1 Fiscal 2024 Form 10-Q	46

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
•inability to reduce fixed costs previously associated with the divested assets or business;

Intuit Q1 Fiscal 2024 Form 10-Q	47

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
Our technologies, systems, and networks have been subject to, and are increasingly likely to continue to be the target of, cyberattacks, computer viruses, ransomware or other malware, worms, social engineering, malicious software programs, insider threats, and other cybersecurity incidents that could result in the unauthorized release, gathering, monitoring, use, loss or destruction of sensitive and personal data of our customers and our workforce, or Intuit's sensitive business data or cause temporary or sustained unavailability of our software and systems. While we maintain cybersecurity insurance, our insurance may not be sufficient to cover all liabilities described herein. These types of incidents can be caused by malicious third parties, acting alone or in groups, or more sophisticated organizations including nation-states or state-sponsored organizations, and the risks could be elevated in connection with significant armed conflicts, acts of war or terrorism. Customers who fail to update their systems, continue to run software that we no longer support, fail to install security patches on a timely basis or inadequately use security controls create vulnerabilities and make it more difficult for us to detect and prevent these kinds of attacks. We are increasingly incorporating open source software into our products, and there may be vulnerabilities in open source software that make it susceptible to cyberattacks. In addition, because the techniques used to obtain unauthorized access to sensitive information change frequently, and are becoming more sophisticated and are often not able to be detected until after a successful attack, we may be unable to anticipate these techniques or implement adequate preventive measures. Although this is an industry-wide problem that affects software and hardware across platforms, it may increasingly affect our offerings because cyber-criminals tend to focus their efforts on well-known offerings that are popular among customers and hold sensitive personal or financial information, like our digital money offerings, and we expect them to continue to do so.
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

Intuit Q1 Fiscal 2024 Form 10-Q	48

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
The continued occurrence of cyberattacks and data breaches on governments, businesses and consumers in general indicates that we operate in an external environment where cyberattacks and data breaches are becoming increasingly common. If the global cybersecurity environment worsens, and there are increased instances of security breaches of third-party offerings where consumers’ data and sensitive information is compromised, consumers may be less willing to use online offerings, particularly offerings like ours in which customers often share sensitive financial data. Additionally, political uncertainty and military actions may subject us and our service providers to heightened risks of security incidents. In addition, the increased availability of data obtained as a result of breaches of third-party offerings could make our own products more vulnerable to fraudulent activity. Even if our products are not affected directly by such incidents, any such incident could damage our reputation and deter current and potential customers from adopting our products and services or lead customers to cease using online and connected software products to transact financial business altogether.

Intuit Q1 Fiscal 2024 Form 10-Q	49

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

Intuit Q1 Fiscal 2024 Form 10-Q	50

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

Intuit Q1 Fiscal 2024 Form 10-Q	51

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

Intuit Q1 Fiscal 2024 Form 10-Q	52

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
•geopolitical events, including natural disasters or severe weather events (including those caused or exacerbated by climate change), acts of war and terrorism (including the Israel-Hamas conflict) and any related military, political or economic responses, and public health emergencies, including divergent governmental responses thereto affecting the jurisdictions in which we operate or maintain a workforce or facilities;
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

Intuit Q1 Fiscal 2024 Form 10-Q	53

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

Intuit Q1 Fiscal 2024 Form 10-Q	54

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

Intuit Q1 Fiscal 2024 Form 10-Q	55

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

Intuit Q1 Fiscal 2024 Form 10-Q	56

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
Our acquisitions have resulted in significant expenses, including amortization and impairment of acquired technology and other acquired intangible assets, and impairment of goodwill. Total costs and expenses in these categories were $646 million in fiscal 2023; $556 million in fiscal 2022; and $196 million in fiscal 2021. Although under current accounting rules goodwill is not amortized, we may incur impairment charges related to the goodwill already recorded and to goodwill arising out of future acquisitions. We test the impairment of goodwill annually in our fourth fiscal quarter or more frequently if indicators of impairment arise. The timing of the formal annual test may result in charges to our statement of operations in our fourth fiscal quarter that may not have been reasonably foreseen in prior periods. At October 31, 2023, we had $13.8 billion in goodwill and $6.3 billion in net acquired intangible assets on our condensed consolidated balance sheet, both of which may be subject to impairment charges in the future. New acquisitions, and any impairment of the value of acquired intangible assets, may have a significant negative impact on our future financial results.
We have incurred indebtedness and may incur other debt in the future, which may adversely affect our financial condition and future financial results.
As of October 31, 2023, we had an aggregate of $5.9 billion of indebtedness outstanding under our senior unsecured notes, senior unsecured credit facility, and secured credit facilities. Under the agreements governing our indebtedness, we are permitted to incur additional debt. This debt, and any debt that we may incur in the future, may adversely affect our financial condition and future financial results by, among other things:
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
Under the terms of our 2020 Notes, we may be required to repurchase the notes for cash prior to their maturity in connection with the occurrence of certain changes of control that are accompanied by certain downgrades in the credit ratings of the notes. The repayment obligations under the notes may have the effect of discouraging, delaying or preventing a takeover of our company. If we were required to pay the notes prior to their scheduled maturity, it could have a negative impact on our cash position and liquidity and impair our ability to invest financial resources in other strategic initiatives.
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

Intuit Q1 Fiscal 2024 Form 10-Q	57

such financing. There can be no assurance that any refinancing or additional financing would be available on terms that are favorable or acceptable to us, if at all.
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
Our stock price is subject to changes in recommendations or earnings estimates by financial analysts, changes in investors’ or analysts’ valuation measures for our stock, our credit ratings and market trends unrelated to our performance. Furthermore, speculation in the press or investment community about our strategic position, financial condition, results of operations, business, security of our products, or legal proceedings can cause changes in our stock price. These factors, as well as general economic and political conditions, including the effects of a general slowdown in the global economy, inflationary pressures, pandemics and endemics, significant armed conflicts, acts of war and terrorism, and the timing of announcements in the public market regarding new products, product enhancements or technological advances by our competitors or us, and any announcements by us of acquisitions, major transactions, or management changes may adversely affect our stock price. Moreover, inflationary pressures, pandemics and endemics, and significant armed conflicts, acts of war and terrorism have caused, and in the future may cause, increased volatility in the global financial markets and, in turn, our stock price. Further, any changes in the amounts or frequency of share repurchases or dividends may also adversely affect our stock price. A significant drop in our stock price could expose us to the risk of securities class action lawsuits, which may result in substantial costs and divert management’s attention and resources, which may adversely affect our business.

Intuit Q1 Fiscal 2024 Form 10-Q	58

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Stock repurchase activity during the three months ended October 31, 2023 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans
August 1, 2023 through August 31, 2023	262,560	$503.40	262,560	$3,714,179,816
September 1, 2023 through September 30, 2023	384,400	$527.26	384,400	$3,511,502,053
October 1, 2023 through October 31, 2023	518,913	$514.21	518,913	$3,244,669,680
Total	1,165,873	$516.08	1,165,873
Note: On August 19, 2022, our Board approved an increased authorization under our existing stock repurchase program to purchase up to an additional $2 billion of our common stock. All of the shares repurchased during the three months ended October 31, 2023 were purchased under this plan. On August 22, 2023, our Board approved an increase in the authorization under the existing stock repurchase program under which we are authorized to repurchase up to an additional $2.3 billion of our common stock. At October 31, 2023, we had authorization from our Board of Directors for up to $3.2 billion in stock repurchases.

ITEM 5 - OTHER INFORMATION
During the three months ended October 31, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K), except as follows. On September 7, 2023, Sasan Goodarzi, Chief Executive Officer, President, and Director, adopted a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 15,471 shares of the Company’s common stock and the exercise of up to 78,170 stock options and the sales of the underlying shares, subject to certain conditions, from the later of 90 days after September 7, 2023 or the 3rd trading date after the filing of the Company's Form 10-Q for the fiscal quarter ended October 31, 2023 through October 10, 2024.

ITEM 6 - EXHIBITS
See the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q.

Intuit Q1 Fiscal 2024 Form 10-Q	59

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTUIT INC. (Registrant)
Date:	November 28, 2023	By:	/s/ SANDEEP S. AUJLA
Sandeep S. Aujla
Executive Vice President and Chief Financial Officer (Authorized Officer and Principal Financial Officer)

Intuit Q1 Fiscal 2024 Form 10-Q	60

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference

4.01	Supplemental Indenture, dated as of September 15, 2023, between Intuit Inc. and U.S. Bank Trust Company, National Association, as trustee		8-K filed 9/15/2023

4.02	Form of 5.250% Senior Note due 2026 (included in Exhibit 4.01)		8-K filed 9/15/2023

4.03	Form of 5.125% Senior Note due 2028 (included in Exhibit 4.01)		8-K filed 9/15/2023

4.04	Form of 5.200% Senior Note due 2033 (included in Exhibit 4.01)		8-K filed 9/15/2023

4.05	Form of 5.500% Senior Note due 2053 (included in Exhibit 4.01)		8-K filed 9/15/2023

10.01+	Intuit Inc. Performance Incentive Plan, Amended and Restated effective October 25, 2023	X

31.01	Certification of Chief Executive Officer	X

31.02	Certification of Chief Financial Officer	X

32.01*	Section 1350 Certification (Chief Executive Officer)	X

32.02*	Section 1350 Certification (Chief Financial Officer)	X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X

101.SCH	XBRL Taxonomy Extension Schema	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X
________________________________

+	Indicates a management contract or compensatory plan or arrangement.
*	This exhibit is intended to be furnished and shall not be deemed “filed” for purposes of the Securities Exchange Act of 1934, as amended.

Intuit Q1 Fiscal 2024 Form 10-Q	61