Form 10-Q
period 2024-01-31
INTUIT INC.
filed 2024-02-22
CIK 896878

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended January 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares (in thousands) of Common Stock, $0.01 par value, outstanding as of February 15, 2024 was 279,979.

INTUIT INC. FORM 10-Q INDEX
Intuit, QuickBooks, TurboTax, Credit Karma, and Mailchimp, among others, are registered trademarks and/or registered service marks of Intuit Inc., or one of its subsidiaries, in the United States and other countries. Other parties’ marks are the property of their respective owners.

Intuit Q2 Fiscal 2024 Form 10-Q	2

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

Intuit Q2 Fiscal 2024 Form 10-Q	3

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

INTUIT INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Six Months Ended
(In millions, except per share amounts)	January 31, 2024	January 31, 2023	January 31, 2024	January 31, 2023
Net revenue:
Service	$2,693	$2,418	$5,143	$4,573
Product and other	693	623	1,221	1,065
Total net revenue	3,386	3,041	6,364	5,638
Costs and expenses:
Cost of revenue:
Cost of service revenue	796	708	1,503	1,328
Cost of product and other revenue	23	24	38	39
Amortization of acquired technology	36	41	74	82
Selling and marketing	1,020	924	1,789	1,719
Research and development	678	630	1,358	1,255
General and administrative	344	323	686	627
Amortization of other acquired intangible assets	120	121	240	242
Total costs and expenses	3,017	2,771	5,688	5,292
Operating income	369	270	676	346
Interest expense	(57)	(65)	(122)	(114)
Interest and other income, net	42	23	64	28
Income before income taxes	354	228	618	260
Income tax provision	1	60	24	52
Net income	$353	$168	$594	$208

Basic net income per share	$1.26	$0.60	$2.12	$0.74
Shares used in basic per share calculations	280	281	280	281

Diluted net income per share	$1.25	$0.60	$2.10	$0.73
Shares used in diluted per share calculations	284	282	284	283
See accompanying notes.

Intuit Q2 Fiscal 2024 Form 10-Q	4

INTUIT INC. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Six Months Ended
(In millions)	January 31, 2024	January 31, 2023	January 31, 2024	January 31, 2023

Net income	$353	$168	$594	$208
Other comprehensive income (loss), net of income taxes:
Unrealized gain on available-for-sale debt securities	5	6	6	—
Foreign currency translation gain (loss)	13	18	(11)	(3)
Total other comprehensive income (loss), net	18	24	(5)	(3)
Comprehensive income	$371	$192	$589	$205
See accompanying notes.

Intuit Q2 Fiscal 2024 Form 10-Q	5

INTUIT INC. CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In millions)	January 31, 2024	July 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$1,474	$2,848
Investments	15	814
Accounts receivable, net	928	405
Notes receivable held for investment, net	1,001	687
Notes receivable held for sale	21	—
Income taxes receivable	126	29
Prepaid expenses and other current assets	345	354
Current assets before funds receivable and amounts held for customers	3,910	5,137
Funds receivable and amounts held for customers	3,390	420
Total current assets	7,300	5,557
Long-term investments	128	105
Property and equipment, net	1,049	969
Operating lease right-of-use assets	444	469
Goodwill	13,779	13,780
Acquired intangible assets, net	6,104	6,419
Long-term deferred income tax assets	383	64
Other assets	501	417
Total assets	$29,688	$27,780

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$789	$638
Accrued compensation and related liabilities	547	665
Deferred revenue	887	921
Income taxes payable	1	698
Other current liabilities	602	448
Current liabilities before funds payable and amounts due to customers	2,826	3,370
Funds payable and amounts due to customers	3,390	420
Total current liabilities	6,216	3,790
Long-term debt	5,950	6,120
Long-term deferred income tax liabilities	3	4
Operating lease liabilities	473	480
Other long-term obligations	138	117
Total liabilities	12,780	10,511
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock and additional paid-in capital	19,739	19,029
Treasury stock, at cost	(17,911)	(16,772)
Accumulated other comprehensive loss	(60)	(55)
Retained earnings	15,140	15,067
Total stockholders’ equity	16,908	17,269
Total liabilities and stockholders’ equity	$29,688	$27,780
See accompanying notes.

Intuit Q2 Fiscal 2024 Form 10-Q	6

.

INTUIT INC. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	Three Months Ended January 31, 2024
(Dollars in millions, except per share amount; shares in thousands)	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
Balance at October 31, 2023	280,105	$19,398	$(17,375)	$(78)	$15,047	$16,992
Comprehensive income	—	—	—	18	353	371
Issuance of stock under employee stock plans, net of shares withheld for employee taxes	857	(134)	—	—	—	(134)
Stock repurchases under stock repurchase programs	(937)	—	(536)	—	—	(536)
Dividends and dividend rights declared ($0.90 per share)	—	—	—	—	(260)	(260)
Share-based compensation expense	—	475	—	—	—	475
Balance at January 31, 2024	280,025	$19,739	$(17,911)	$(60)	$15,140	$16,908

	Six Months Ended January 31, 2024
(Dollars in millions, except per share amount; shares in thousands)	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
Balance at July 31, 2023	280,421	$19,029	$(16,772)	$(55)	$15,067	$17,269
Comprehensive income	—	—	—	(5)	594	589
Issuance of stock under employee stock plans, net of shares withheld for employee taxes	1,707	(260)	—	—	—	(260)
Stock repurchases under stock repurchase programs	(2,103)	—	(1,139)	—	—	(1,139)
Dividends and dividend rights declared ($1.80 per share)	—	—	—	—	(521)	(521)
Share-based compensation expense	—	970	—	—	—	970
Balance at January 31, 2024	280,025	$19,739	$(17,911)	$(60)	$15,140	$16,908

See accompanying notes.

Intuit Q2 Fiscal 2024 Form 10-Q	7

INTUIT INC. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	Three Months Ended January 31, 2023
(Dollars in millions, except per share amount; shares in thousands)	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
Balance at October 31, 2022	281,328	$18,082	$(15,324)	$(87)	$13,396	$16,067
Comprehensive income	—	—	—	24	168	192
Issuance of stock under employee stock plans, net of shares withheld for employee taxes	616	(113)	—	—	—	(113)
Stock repurchases under stock repurchase programs	(1,276)	—	(500)	—	—	(500)
Dividends and dividend rights declared ($0.78 per share)	—	—	—	—	(227)	(227)
Share-based compensation expense	—	423	—	—	—	423
Balance at January 31, 2023	280,668	$18,392	$(15,824)	$(63)	$13,337	$15,842

	Six Months Ended January 31, 2023
(Dollars in millions, except per share amount; shares in thousands)	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
Balance at July 31, 2022	281,932	$17,725	$(14,805)	$(60)	$13,581	$16,441
Comprehensive income	—	—	—	(3)	208	205
Issuance of stock under employee stock plans, net of shares withheld for employee taxes	1,250	(178)	—	—	—	(178)
Stock repurchases under stock repurchase programs	(2,514)	—	(1,019)	—	—	(1,019)
Dividends and dividend rights declared ($1.56 per share)	—	—	—	—	(452)	(452)
Share-based compensation expense	—	845	—	—	—	845
Balance at January 31, 2023	280,668	$18,392	$(15,824)	$(63)	$13,337	$15,842

See accompanying notes.

Intuit Q2 Fiscal 2024 Form 10-Q	8

INTUIT INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
(In millions)	January 31, 2024	January 31, 2023
Cash flows from operating activities:
Net income	$594	$208
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	69	94
Amortization of acquired intangible assets	314	324
Non-cash operating lease cost	43	46
Share-based compensation expense	970	845
Deferred income taxes	(310)	(290)
Other	55	42
Total adjustments	1,141	1,061
Originations and purchases of loans held for sale	(96)	—
Sales and principal payments of loans held for sale	76	—
Changes in operating assets and liabilities:
Accounts receivable	(522)	(456)
Income taxes receivable	(97)	27
Prepaid expenses and other assets	(4)	(108)
Accounts payable	151	60
Accrued compensation and related liabilities	(119)	(75)
Deferred revenue	(37)	40
Income taxes payable	(697)	(8)
Operating lease liabilities	(33)	(38)
Other liabilities	159	(99)
Total changes in operating assets and liabilities	(1,199)	(657)
Net cash provided by operating activities	516	612
Cash flows from investing activities:
Purchases of corporate and customer fund investments	(92)	(388)
Sales of corporate and customer fund investments	490	125
Maturities of corporate and customer fund investments	456	225
Purchases of property and equipment	(147)	(132)
Acquisitions of businesses, net of cash acquired	—	(33)
Originations and purchases of loans held for investment	(1,140)	(1,015)
Principal repayments of loans held for investment	709	530
Other	(32)	(16)
Net cash provided by (used in) investing activities	244	(704)
Cash flows from financing activities:
Proceeds from issuance of long-term debt, net of discount and issuance costs	3,956	—
Repayment of debt	(4,200)	(9)
Proceeds from borrowings under unsecured revolving credit facility	100	—
Repayments on borrowings under unsecured revolving credit facility	(100)	—
Proceeds from borrowings under secured revolving credit facilities	95	175
Repayments on borrowings under secured revolving credit facilities	(25)	(16)
Proceeds from issuance of stock under employee stock plans	169	81
Payments for employee taxes withheld upon vesting of restricted stock units	(430)	(259)
Cash paid for purchases of treasury stock	(1,135)	(1,017)
Dividends and dividend rights paid	(516)	(446)

Intuit Q2 Fiscal 2024 Form 10-Q	9

Net change in funds receivable and funds payable and amounts due to customers	2,921	(199)
Cash received from a bank partner	—	336
Other	(2)	(1)
Net cash provided by (used in) financing activities	833	(1,355)
Effect of exchange rates on cash, cash equivalents, restricted cash, and restricted cash equivalents	(4)	(1)
Net increase (decrease) in cash, cash equivalents, restricted cash, and restricted cash equivalents	1,589	(1,448)
Cash, cash equivalents, restricted cash, and restricted cash equivalents at beginning of period	2,852	2,997
Cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period	$4,441	$1,549

Reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents reported within the condensed consolidated balance sheets to the total amounts reported on the condensed consolidated statements of cash flows
Cash and cash equivalents	$1,474	$1,547
Restricted cash and restricted cash equivalents included in funds receivable and amounts held for customers	2,967	2
Total cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period	$4,441	$1,549
See accompanying notes.

Intuit Q2 Fiscal 2024 Form 10-Q	10

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
On August 1, 2023, we reorganized certain technology functions in our Consumer and ProTax segments that support and benefit our overall platform. Additionally, certain workplace and real estate functions in our Small Business & Self-Employed segment are now managed at the corporate level. As a result of these reorganizations, costs associated with these functions are no longer included in segment operating income and are now included in other corporate expenses. For the three and six months ended January 31, 2023, we reclassified expenses totaling $10 million and $19 million from Small Business & Self-Employed, $43 million and $83 million from Consumer, and $16 million and $31 million from ProTax to other corporate expenses, respectively. See Note 12, "Segment Information," for more information.
These unaudited condensed consolidated financial statements and accompanying notes should be read together with the audited consolidated financial statements in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2023. Results for the six months ended January 31, 2024 are not necessarily indicative of the results we expect for the fiscal year ending July 31, 2024 or any other future period.

Seasonality
Our Consumer and ProTax offerings have a significant and distinct seasonal pattern as sales and revenue from our income tax preparation products and services are typically heavily concentrated in the period from November through April. This seasonal pattern typically results in higher net revenues during our second and third quarters ending January 31 and April 30, respectively.

Significant Accounting Policies
We described our significant accounting policies in Note 1 to the financial statements in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2023. There have been no changes to our significant accounting policies during the first six months of fiscal 2024.

Intuit Q2 Fiscal 2024 Form 10-Q	11

Use of Estimates
In preparing our condensed consolidated financial statements in accordance with U.S. generally accepted accounting principles (GAAP), we make certain judgments, estimates, and assumptions that affect the amounts reported in our financial statements and the disclosures made in the accompanying notes. For example, we use judgments and estimates in determining how revenue should be recognized. These judgments and estimates include identifying performance obligations, determining if the performance obligations are distinct, determining the standalone sales price (SSP) and timing of revenue recognition for each distinct performance obligation, and estimating variable consideration to be included in the transaction price. We use estimates in determining the collectibility of accounts receivable and notes receivable held for investment, the appropriate levels of various accruals including accruals for litigation contingencies, the discount rate used to calculate lease liabilities, the amount of our worldwide tax provision, the realizability of deferred tax assets, the credit losses of available-for-sale debt securities, reserves for losses, and the fair value of assets acquired and liabilities assumed for business combinations. We also use estimates in determining the remaining economic lives and fair values of acquired intangible assets, property and equipment, and other long-lived assets. In addition, we use assumptions to estimate the fair value of reporting units and share-based compensation. Despite our intention to establish accurate estimates and use reasonable assumptions, actual results may differ from our estimates.

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

Intuit Q2 Fiscal 2024 Form 10-Q	12

The following table presents the composition of shares used in the computation of basic and diluted net income per share for the periods indicated.

	Three Months Ended		Six Months Ended
(In millions, except per share amounts)	January 31, 2024	January 31, 2023	January 31, 2024	January 31, 2023
Numerator:
Net income	$353	$168	$594	$208

Denominator:
Shares used in basic per share amounts:
Weighted-average common shares outstanding	280	281	280	281

Shares used in diluted per share amounts:
Weighted-average common shares outstanding	280	281	280	281
Dilutive common equivalent shares from stock options
and restricted stock awards	4	1	4	2
Dilutive weighted-average common shares outstanding	284	282	284	283

Basic and diluted net income per share:
Basic net income per share	$1.26	$0.60	$2.12	$0.74

Diluted net income per share	$1.25	$0.60	$2.10	$0.73

Shares excluded from diluted net income per share:
Weighted-average stock options and restricted stock units that have been excluded from dilutive common equivalent shares outstanding due to their anti-dilutive effect	—	7	1	3

Deferred Revenue
We record deferred revenue when we have entered into a contract with a customer, and cash payments are received or due prior to transfer of control or satisfaction of the related performance obligation. During the three and six months ended January 31, 2024, we recognized revenue of $167 million and $805 million, respectively, that was included in deferred revenue at July 31, 2023. During the three and six months ended January 31, 2023, we recognized revenue of $158 million and $693 million, respectively, that was included in deferred revenue at July 31, 2022.
Our performance obligations are generally satisfied within 12 months of the initial contract date. As of January 31, 2024 and July 31, 2023, the deferred revenue balance related to performance obligations that will be satisfied after 12 months was $3 million and $5 million, respectively, and is included in other long-term obligations on our condensed consolidated balance sheets.

Concentration of Credit Risk and Significant Customers
No customer accounted for 10% or more of total net revenue in the three or six months ended January 31, 2024 or January 31, 2023. No customer accounted for 10% or more of gross accounts receivable at January 31, 2024 or July 31, 2023.

Accounting Standards Not Yet Adopted
Segment Information - In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures." This standard requires incremental segment information disclosures, including disclosures of significant segment expenses that are regularly provided to the chief operating decision maker (CODM), a description of other segment items by reportable segment, and any additional measures of a segment's profit or loss used by the CODM when deciding how to allocate resources. The standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, which means that it will be effective for our annual reporting for the fiscal year ending July 31, 2025 and for interim period reporting beginning in fiscal 2026. Early adoption is permitted, and retrospective adoption is required for all prior periods presented. We are currently evaluating the impact of our pending adoption of ASU 2023-07 on our consolidated financial statements and related disclosures.

Intuit Q2 Fiscal 2024 Form 10-Q	13

Income Tax - In December 2023, the FASB issued Accounting Standard Update (ASU) 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures." This standard requires additional disclosures related to the income tax rate reconciliation, income taxes paid by jurisdiction, and other income tax-related disclosures. The standard is effective for fiscal years beginning after December 15, 2024, which means that it will be effective for us for the fiscal year ending July 31, 2026. Early adoption is permitted. The standard should be applied on a prospective basis, and retrospective application is permitted. We are currently evaluating the impact of adopting ASU 2023-09 on our consolidated financial statements and related disclosures.

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

	January 31, 2024			July 31, 2023
(In millions)	Level 1	Level 2	Total Fair Value	Level 1	Level 2	Total Fair Value
Assets:
Cash equivalents, primarily money market funds and time deposits	$46	$—	$46	$1,888	$—	$1,888
Available-for-sale debt securities:
Corporate notes	—	147	147	—	805	805
U.S. agency securities	—	26	26	—	209	209
Total available-for-sale debt securities	—	173	173	—	1,014	1,014
Total assets measured at fair value on a recurring basis	$46	$173	$219	$1,888	$1,014	$2,902
Liabilities:
Senior unsecured notes (1)	$—	$5,509	$5,509	$—	$1,309	$1,309
(1) Carrying values on our condensed consolidated balance sheets at January 31, 2024 and July 31, 2023 were $5.45 billion and $1.49 billion, respectively. See Note 6, “Debt,” for more information.

Intuit Q2 Fiscal 2024 Form 10-Q	14

The following table summarizes our cash equivalents and available-for-sale debt securities by balance sheet classification and level in the fair value hierarchy at the dates indicated.

	January 31, 2024			July 31, 2023
(In millions)	Level 1	Level 2	Total Fair Value	Level 1	Level 2	Total Fair Value
Cash equivalents:
In cash and cash equivalents	$46	$—	$46	$1,888	$—	$1,888
Available-for-sale debt securities:
In investments	$—	$15	$15	$—	$814	$814
In funds receivable and amounts held for customers	—	158	158	—	200	200
Total available-for-sale debt securities	$—	$173	$173	$—	$1,014	$1,014
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
Financial assets whose fair values we measure using Level 3 inputs consist of notes receivable held for sale. These loans are recorded at the lower of cost or fair value. As of January 31, 2024, total notes receivable held for sale were not material and the difference between amortized cost and fair value was not material.
Financial liabilities whose fair values we measure using Level 2 inputs consist of senior unsecured notes. See Note 6, “Debt,” for more information. We measure the fair value of our senior unsecured notes based on their trading prices and the interest rates we could obtain for other borrowings with similar terms.
There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the six months ended January 31, 2024.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
Long-term investments primarily include non-marketable equity securities in privately-held companies that do not have a readily determinable fair value. They are accounted for at cost and adjusted based on observable price changes from orderly transactions for identical or similar investments of the same issuer or impairment. These investments are classified as Level 3 in the fair value hierarchy because we estimate the value of these investments using a valuation method based on observable transaction price changes at the transaction date. We recognized $4 million of upward adjustments during the three and six months ended January 31, 2024. We recognized no upward adjustments during the three and six months ended January 31, 2023. Impairments recognized during the three and six months ended January 31, 2024 and January 31, 2023 were not material. Cumulative upward adjustments were $75 million, and cumulative impairments were not material through January 31, 2024 for measurement alternative investments held as of January 31, 2024. The carrying value of long-term investments on our condensed consolidated balance sheets was $128 million and $105 million at January 31, 2024 and July 31, 2023, respectively.

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
In the first quarter of fiscal 2024, we updated our terms of service and end user license agreements related to our payroll and payments offerings to reflect a change in our obligations with respect to funds we transmit on behalf of our customers. As a result of the change, our obligations are now satisfied when the funds are settled in the customers' accounts. These obligations are reflected in funds payable and amounts due to customers in the accompanying condensed consolidated balance sheets. Under our previous agreements, our obligations were satisfied as of the point that we initiated the transmission of the funds on the customers' behalf.

Intuit Q2 Fiscal 2024 Form 10-Q	15

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

	January 31, 2024		July 31, 2023
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Classification on condensed consolidated balance sheets:
Cash and cash equivalents	$1,474	$1,474	$2,848	$2,848
Investments	15	15	819	814
Funds receivable and amounts held for customers	3,391	3,390	424	420
Total cash and cash equivalents, investments, and funds receivable and amounts held for customers	$4,880	$4,879	$4,091	$4,082
The following table summarizes our cash and cash equivalents, investments, and relevant portion of funds receivable and amounts held for customers by investment category at the dates indicated. As of January 31, 2024 and July 31, 2023, this excludes $265 million and $216 million, respectively, of funds receivable included on our condensed consolidated balance sheets in funds receivable and amounts held for customers not measured and recorded at fair value.

	January 31, 2024		July 31, 2023
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Type of issue:
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$4,441	$4,441	$2,852	$2,852
Available-for-sale debt securities:
Corporate notes	148	147	811	805
U.S. agency securities	26	26	212	209
Total available-for-sale debt securities	174	173	1,023	1,014
Total cash, cash equivalents, restricted cash, restricted cash equivalents, and investments	$4,615	$4,614	$3,875	$3,866
We use the specific identification method to compute gains and losses on investments. We include realized gains and losses on our available-for-sale debt securities in interest and other income, net in our condensed consolidated statements of operations. Gross realized gains and losses on our available-for-sale debt securities for the six months ended January 31, 2024 and January 31, 2023 were not material.
We accumulate unrealized gains and losses on our available-for-sale debt securities, net of tax, in accumulated other comprehensive income or loss in the stockholders’ equity section of our condensed consolidated balance sheets, except for certain unrealized losses described below. Gross unrealized gains and losses on our available-for-sale debt securities at January 31, 2024 and July 31, 2023 were not material.
For available-for-sale debt securities in an unrealized loss position, we determine whether a credit loss exists. The estimate of the credit loss is determined by considering available information relevant to the collectibility of the security and information about past events, current conditions, and reasonable and supportable forecasts. The allowance for credit loss is recorded to interest and other income, net in our condensed consolidated statements of operations, not to exceed the amount of the unrealized loss. Any excess unrealized loss greater than the allowance for credit loss at a security level is recognized in accumulated other comprehensive income or loss in the stockholders' equity section of our condensed consolidated balance sheets. We determined there were no credit losses related to available-for-sale debt securities as of January 31, 2024. Unrealized losses on available-for-sale debt securities at January 31, 2024 were not material. We do not intend to sell these investments. In addition, it is more likely than not that we will not be required to sell them before recovery of the amortized cost basis, which may be at maturity.
The following table summarizes our available-for-sale debt securities, included in investments and relevant portion of funds receivable and amounts held for customers, classified by the stated maturity date of the security at the dates indicated.

Intuit Q2 Fiscal 2024 Form 10-Q	16

	January 31, 2024		July 31, 2023
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$84	$83	$735	$730
Due within two years	68	68	147	144
Due within three years	22	22	141	140
Due after three years	—	—	—	—
Total available-for-sale debt securities	$174	$173	$1,023	$1,014

The following table summarizes our funds receivable and amounts held for customers by asset category at the dates indicated.

(In millions)	January 31, 2024	July 31, 2023
Restricted cash and restricted cash equivalents	$2,967	$4
Restricted available-for-sale debt securities and funds receivable	423	416
Total funds receivable and amounts held for customers	$3,390	$420

(In millions)	January 31, 2023	July 31, 2022
Restricted cash and restricted cash equivalents	$2	$201
Restricted available-for-sale debt securities and funds receivable	374	230
Total funds receivable and amounts held for customers	$376	$431

4. Notes Receivable and Allowances for Loan Losses
As of January 31, 2024, our notes receivable portfolio consisted of notes receivable held for investment, including term loans to small businesses and refund advance loans to consumers, and notes receivable held for sale, including term loans to small businesses.

Notes Receivable Held for Investment
Notes receivable that we have the intent and ability to hold until maturity are classified as notes receivable held for investment.
Term loans to small businesses. We provide financing to small businesses via term loans that we originate directly or through an originating bank partner. During the six months ended January 31, 2024 and 2023, we purchased loans from our originating bank partner with principal balances in the amount of $748 million and $64 million, respectively. As of January 31, 2024, we had commitments to purchase $13 million in loans that were originated on or prior to January 31, 2024.
The term loans are not secured and are recorded at amortized cost, net of allowances for loan losses. As of January 31, 2024 and July 31, 2023, the net notes receivable balance for term loans to small businesses was $807 million and $757 million, respectively. The current portion is included in notes receivable held for investment and the long-term portion is included in other assets on our condensed consolidated balance sheets.
We maintain an allowance for loan losses to reserve for potentially uncollectible notes receivable. We evaluate the creditworthiness of our term loan portfolio on a pooled basis due to its composition of loans with similar general credit risk and characteristics and apply a loss rate at the time of loan origination. The allowance is subjective and requires management estimates. The loss rate and underlying probability of default methodology are updated periodically to reflect factors such as actual loan performance, changes to assumptions, portfolio growth, our current credit policies, changes to our applicant base, and macroeconomic conditions. Factors taken into consideration in the methodology include historical performance, customer creditworthiness, changes in the size and composition of the loan portfolio, delinquency levels, and actual credit loss experience. We use empirical data and management judgment to estimate losses for new credit tests or products for which we do not have enough history. We make judgments about the known and inherent risks in the loan portfolio, adverse situations that may affect borrowers’ ability to repay, and current and future economic conditions. When we determine that amounts are uncollectible, we write them off against the allowance. As of January 31, 2024 and July 31, 2023, the allowances for loan losses on term loans to small businesses were not material.
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

Intuit Q2 Fiscal 2024 Form 10-Q	17

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
Refund Advance Loans. Refund advance loans are loans available to eligible TurboTax customers based on a customer's anticipated income tax refund, at no cost to the customer. The loans are repaid from the customer's income tax refund, which is generally received within three to four weeks after acceptance of the customer's income tax return by the IRS. We partner with a third-party issuing bank to originate the loans and subsequently purchase full participating interests in those loans. The refund advance loans are not secured and are recorded at amortized cost, net of an allowance for loan losses. As of January 31, 2024 and July 31, 2023, the net notes receivable balance for refund advance loans was $329 million and $5 million, respectively. As of January 31, 2024, we had commitments to purchase $70 million in loans that were originated on or prior to January 31, 2024. We maintain an allowance for loan losses to reserve for potentially uncollectible loans. We estimate the allowance based on the expected funding of refunds by the IRS using historical trends. When we determine that any amounts are uncollectible, we write them off against the allowance. As of January 31, 2024 and July 31, 2023, the allowance for loan losses on refund advance loans was not material.

Notes Receivable Held for Sale
Term loans to small businesses. We have a forward flow arrangement with an institutional investor. Pursuant to this arrangement, we have a commitment to sell to the institutional investor a minimum of $250 million in participation interests in unsecured term loans purchased or made to small businesses over 18 months, subject to certain eligibility criteria. As of January 31, 2024, the remaining commitment to sell loans under this arrangement was $176 million.
Term loans to small businesses originated or purchased with the intent to sell are considered notes receivable held for sale. We have the intent and ability to sell substantially all of our rights, title, and interests in these qualified loans to a third-party investor after origination or purchase. A loan that is initially designated as held for sale or held for investment may be reclassified when our intent for that loan changes. Notes receivable held for sale are recorded at the lower of cost or fair value until the loans are sold. To determine fair value, we utilize a cash flow methodology, taking into account estimated timing and expected selling prices. As of January 31, 2024, the balance of loans held for sale was $21 million and is included in notes receivable held for sale on our condensed consolidated balance sheets. Total sales of term loans during the six months ended January 31, 2024 were $74 million.

5. Acquired Intangible Assets
The following table shows the cost, accumulated amortization, and weighted-average life in years for our acquired intangible assets at the dates indicated. The weighted-average lives are calculated for assets that are not fully amortized.

(Dollars in millions)	Customer Lists / User Relationships	Purchased Technology	Trade Names and Logos	Covenants Not to Compete or Sue	Total

At January 31, 2024:
Cost	$6,197	$1,616	$680	$41	$8,534
Accumulated amortization	(1,392)	(830)	(167)	(41)	(2,430)
Acquired intangible assets, net	$4,805	$786	$513	$—	$6,104
Weighted-average life in years	14	9	13	0	13

At July 31, 2023:
Cost	$6,197	$1,616	$680	$42	$8,535
Accumulated amortization	(1,178)	(756)	(140)	(42)	(2,116)
Acquired intangible assets, net	$5,019	$860	$540	$—	$6,419
Weighted-average life in years	14	8	13	0	13

Intuit Q2 Fiscal 2024 Form 10-Q	18

The following table shows the expected future amortization expense for our acquired intangible assets at January 31, 2024. Amortization of purchased technology is charged to amortization of acquired technology in our condensed consolidated statements of operations. Amortization of other acquired intangible assets, such as customer lists, is charged to amortization of other acquired intangible assets in our condensed consolidated statements of operations. If impairment events occur, they could accelerate the timing of acquired intangible asset charges.

(In millions)	Expected Future Amortization Expense
Twelve months ending July 31,
2024 (excluding the six months ended January 31, 2024)	$312
2025	623
2026	620
2027	594
2028	581
Thereafter	3,374
Total expected future amortization expense	$6,104

6. Debt
The carrying value of our debt was as follows at the dates indicated:

(Dollars in millions)	January 31, 2024	July 31, 2023	Effective Interest Rate
Senior unsecured notes issued June 2020:
0.950% notes due July 2025	$500	$500	1.127%
1.350% notes due July 2027	500	500	1.486%
1.650% notes due July 2030	500	500	1.767%
Senior unsecured notes issued September 2023:
5.250% notes due September 2026	750	—	5.367%
5.125% notes due September 2028	750	—	5.221%
5.200% notes due September 2033	1,250	—	5.268%
5.500% notes due September 2053	1,250	—	5.565%
Term loan	—	4,200
Secured revolving credit facilities	500	430
Total principal balance of debt	6,000	6,130
Unamortized discount and debt issuance costs	(50)	(10)
Net carrying value of debt	$5,950	$6,120

Short-term debt	$—	$—
Long-term debt	$5,950	$6,120
Future principal payments for debt at January 31, 2024 were as shown in the table below.

(In millions)
Fiscal year ending July 31,
2024 (excluding the six months ended January 31, 2024)	$—
2025	500
2026	500
2027	1,250
2028	—
Thereafter	3,750
Total future principal payments for debt	$6,000

Intuit Q2 Fiscal 2024 Form 10-Q	19

Senior Unsecured Notes
2020 Notes. In June 2020, we issued four series of senior unsecured notes (together, the 2020 Notes) pursuant to a public debt offering. The proceeds from the issuance were $1.98 billion, net of debt discount of $2 million and debt issuance costs of $15 million. As of January 31, 2024, $1.5 billion of the 2020 Notes remained outstanding.
Interest is payable semiannually on January 15 and July 15 of each year. The discount and debt issuance costs are amortized to interest expense over the term of the 2020 Notes under the effective interest method. We paid $10 million and $12 million in interest on the 2020 Notes during the six months ended January 31, 2024 and 2023, respectively.
The 2020 Notes are senior unsecured obligations of Intuit and rank equally with all existing and future unsecured and unsubordinated indebtedness of Intuit and are redeemable by us at any time, subject to a make-whole premium. Upon the occurrence of change of control transactions that are accompanied by certain downgrades in the credit ratings of the 2020 Notes, we will be required to repurchase the 2020 Notes at a repurchase price equal to 101% of the aggregate outstanding principal plus any accrued and unpaid interest to but not including the date of repurchase. The indenture governing the 2020 Notes requires us to comply with certain covenants. For example, the 2020 Notes limit our ability to create certain liens and enter into sale and leaseback transactions. As of January 31, 2024, we were compliant with all covenants governing the 2020 Notes.
2023 Notes. In September 2023, we issued four series of senior unsecured notes (together, the 2023 Notes) pursuant to a public debt offering. The proceeds from the issuance were $3.96 billion, net of debt discount of $20 million and debt issuance costs of $24 million, and were used, together with operating cash, to repay the outstanding balance on our unsecured term loan. As of January 31, 2024, $4.0 billion of the 2023 Notes remained outstanding.
Interest is payable semiannually on March 15 and September 15 of each year, commencing on March 15, 2024. The discount and debt issuance costs are amortized to interest expense over the term of the 2023 Notes under the effective interest method.
The 2023 Notes are senior unsecured obligations of Intuit and rank equally with all existing and future unsecured and unsubordinated indebtedness of Intuit and are redeemable by us at any time, subject to a make-whole premium. The indenture governing the 2023 Notes requires us to comply with certain covenants. For example, the 2023 Notes limit our ability to create certain liens and enter into sale and leaseback transactions. As of January 31, 2024, we were compliant with all covenants governing the 2023 Notes.

Unsecured Credit Facility
On November 1, 2021, we entered into an amended and restated credit agreement with certain institutional lenders with an aggregate principal amount of $5.7 billion, which includes a $4.7 billion unsecured term loan that was repaid in September 2023, and a $1 billion unsecured revolving credit facility that matures on November 1, 2026 (2021 Credit Facility). On February 5, 2024, this agreement was terminated. See Note 13, "Subsequent Events" for more information.
The 2021 Credit Facility includes customary affirmative and negative covenants, including financial covenants that require us to maintain a ratio of total gross debt to annual earnings before interest, taxes, depreciation, and amortization (EBITDA) of not greater than 3.25 to 1.00 and a ratio of annual EBITDA to annual interest expense of not less than 3.00 to 1.00 as of the last day of each fiscal quarter. As of January 31, 2024, we were compliant with all required covenants.
Term Loan. On November 1, 2021, we borrowed the full $4.7 billion under the unsecured term loan to fund a portion of the cash consideration for the acquisition of Mailchimp. Under this agreement, we may, subject to certain customary conditions, on one or more occasions, increase commitments under the term loan in an amount not to exceed $400 million in the aggregate through November 1, 2024. In September 2023, we repaid the outstanding balance under the term loan with the proceeds from the 2023 Notes and operating cash, and at January 31, 2024, there was no balance outstanding. The term loan accrued interest at rates that were equal to, at our election, either (i) the alternate base rate plus a margin that ranges from 0.0% to 0.125%, or (ii) the Secured Overnight Finance Rate (SOFR) plus a margin that ranges from 0.625% to 1.125%. Actual margins under either election were based on our senior debt credit ratings. Interest on the term loan was payable monthly. We paid $42 million and $102 million in interest on the term loan during the six months ended January 31, 2024 and 2023, respectively.
Unsecured Revolving Credit Facility. The 2021 Credit Facility includes a $1 billion unsecured revolving credit facility that will expire on November 1, 2026. Under this agreement, we may increase commitments under the unsecured revolving credit facility in an amount not to exceed $250 million in the aggregate and may extend the maturity date up to two times, subject to customary conditions including lender approval. Advances under the unsecured revolving credit facility accrue interest at rates that are equal to, at our election, either (i) the alternate base rate plus a margin that ranges from 0.0% to 0.1%, or (ii) SOFR plus a margin that ranges from 0.69% to 1.1%. Actual margins under either election will be based on our senior debt credit ratings. At January 31, 2024, no amounts were outstanding under the unsecured revolving credit facility. Interest paid on the unsecured revolving credit facility was not material during the six months ended January 31, 2024. We paid no interest on the unsecured revolving credit facility during the six months ended January 31, 2023.

Intuit Q2 Fiscal 2024 Form 10-Q	20

Secured Revolving Credit Facilities
2019 Secured Facility. On February 19, 2019, a subsidiary of Intuit entered into a secured revolving credit facility with a lender to fund a portion of our loans to qualified small businesses (the 2019 Secured Facility). The 2019 Secured Facility is secured by cash and receivables of the subsidiary and is non-recourse to Intuit Inc. We have entered into several amendments to this facility, most recently on December 15, 2023. These amendments primarily increase the facility limit, extend the commitment term and maturity date, and update the benchmark interest rate. Under the amended 2019 Secured Facility, the facility limit is $500 million, of which $300 million is committed and $200 million is uncommitted. Advances accrue interest at adjusted daily simple SOFR plus 1.5%. Unused portions of the committed credit facility accrue interest at a rate ranging from 0.25% to 0.75%, depending on the total unused committed balance. The commitment term is through July 18, 2025, and the final maturity date is July 20, 2026. The agreement includes certain affirmative and negative covenants, including financial covenants that require the subsidiary to maintain specified financial ratios. As of January 31, 2024, we were compliant with all required covenants. At January 31, 2024, $275 million was outstanding under the 2019 Secured Facility and the weighted-average interest rate was 6.94%, which includes the interest on the unused committed portion. The outstanding balance is secured by cash and receivables of the subsidiary totaling $981 million. Interest on the 2019 Secured Facility is payable monthly. We paid $10 million and $6 million in interest on this secured revolving credit facility during the six months ended January 31, 2024 and 2023, respectively.
2022 Secured Facility. On October 12, 2022, another subsidiary of Intuit entered into a secured revolving credit facility with a lender to fund a portion of our loans to qualified small businesses (the 2022 Secured Facility). The 2022 Secured Facility is secured by cash and receivables of the subsidiary and is non-recourse to Intuit Inc. On October 20, 2023, we amended the 2022 Secured Facility primarily to extend the commitment term and final maturity date and increase the commitment amount. Under the amended agreement, the facility limit is $500 million, of which $225 million is committed and $275 million is uncommitted. Advances accrue interest at SOFR plus 1.3%. Unused portions of the committed credit facility accrue interest at a rate ranging from 0.2% to 0.4%, depending on the total unused committed balance. The commitment term is through April 18, 2025, and the final maturity date is April 20, 2026. The agreement includes certain affirmative and negative covenants, including financial covenants that require the subsidiary to maintain specified financial ratios. As of January 31, 2024, we were compliant with all required covenants. At January 31, 2024, $225 million was outstanding under the 2022 Secured Facility and the weighted-average interest rate was 6.62%. The outstanding balance is secured by cash and receivables of the subsidiary totaling $620 million. Interest on the 2022 Secured Facility is payable monthly. We paid $5 million in interest on this secured revolving credit facility during the six months ended January 31, 2024. Interest paid on this secured revolving credit facility was not material during the six months ended January 31, 2023.

7. Other Liabilities and Commitments

Other Current Liabilities
Other current liabilities were as follows at the dates indicated:

(In millions)	January 31, 2024	July 31, 2023
Executive deferred compensation plan liabilities	$185	$171
Reserve for returns, credits, and promotional discounts	101	32
Interest payable	84	12
Current portion of operating lease liabilities	81	89
Sales, property, and other taxes	57	45
Other	94	99
Total other current liabilities	$602	$448
The balances of several of our other current liabilities, particularly our reserves for product returns, credits, and promotional discounts, are affected by the seasonality of our business. See Note 1, “Description of Business and Summary of Significant Accounting Policies – Seasonality,” for more information.

Intuit Q2 Fiscal 2024 Form 10-Q	21

Other Long-Term Obligations
Other long-term obligations were as follows at the dates indicated:

(In millions)	January 31, 2024	July 31, 2023
Income tax liabilities	$86	$76
Dividends payable	18	16
Deferred revenue	3	5
Other	31	20
Total other long-term obligations	$138	$117

Unconditional Purchase Obligations
We describe our unconditional purchase obligations in Note 9 to the financial statements in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2023. There were no significant changes outside the ordinary course of business in our purchase obligations during the six months ended January 31, 2024.

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
The components of lease expense were as follows:

	Three Months Ended		Six Months Ended
(In millions)	January 31, 2024	January 31, 2023	January 31, 2024	January 31, 2023
Operating lease cost (1)	$26	$36	$52	$64
Variable lease cost	6	5	12	9
Sublease income	(3)	(3)	(6)	(6)
Total net lease cost	$29	$38	$58	$67
(1)    Includes short-term leases, which were not material for each of the three and six months ended January 31, 2024 and 2023.
Supplemental cash flow information related to operating leases was as follows:

	Six Months Ended
(In millions)	January 31, 2024	January 31, 2023
Cash paid for amounts included in the measurement of operating lease liabilities	$42	$48
Right-of-use assets obtained in exchange for operating lease liabilities	$22	$17
Other information related to operating leases was as follows at the dates indicated:

	January 31, 2024	July 31, 2023
Weighted-average remaining lease term for operating leases	7.9 years	7.9 years
Weighted-average discount rate for operating leases	3.2%	3.0%

Intuit Q2 Fiscal 2024 Form 10-Q	22

Future minimum lease payments under non-cancellable operating leases as of January 31, 2024 were as follows:

(In millions)	Operating Leases (1)
Fiscal year ending July 31,
2024 (excluding the six months ended January 31, 2024)	$34
2025	100
2026	82
2027	72
2028	64
Thereafter	287
Total future minimum lease payments	639
Less imputed interest	(85)
Present value of lease liabilities	$554
(1)    Non-cancellable sublease proceeds for the remainder of the fiscal year ending July 31, 2024 and the fiscal years ending July 31, 2025, 2026, 2027, 2028, and thereafter of $5 million, $6 million, $2 million, $1 million, $1 million, and $2 million, respectively, are not included in the table above.
Supplemental balance sheet information related to operating leases was as follows at the dates indicated:

(In millions)	January 31, 2024	July 31, 2023

Operating lease right-of-use assets	$444	$469

Other current liabilities	$81	$89
Operating lease liabilities	473	480
Total operating lease liabilities	$554	$569

9. Income Taxes

Effective Tax Rate
We compute our provision for or benefit from income taxes by applying the estimated annual effective tax rate to income or loss from recurring operations and adding the effects of any discrete income tax items specific to the period.
For the three and six months ended January 31, 2024, we recognized excess tax benefits on share-based compensation of $56 million and $83 million, respectively, in our provision for income taxes. For the three and six months ended January 31, 2023, we recognized tax shortfalls on share-based compensation of $9 million and $2 million, respectively, in our provision for income taxes.
We recorded $1 million in tax expense on pretax income of $354 million for the three months ended January 31, 2024. Our effective tax rate for the six months ended January 31, 2024 was approximately 4%. Excluding discrete tax items primarily related to share-based compensation, our effective tax rate for both periods was approximately 24%. The difference from the federal statutory rate of 21% was primarily due to state income taxes and non-deductible share-based compensation, which were partially offset by the tax benefit we received from the federal research and experimentation credit.
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
The Inflation Reduction Act was enacted on August 16, 2022. This law, among other provisions, provides a corporate alternative minimum tax on adjusted financial statement income, which was effective for us beginning in fiscal 2024. We do not expect any impact from the corporate alternative minimum tax in fiscal 2024.
In the current global tax policy environment, the U.S. and other domestic and foreign governments continue to consider, and in some cases enact, changes in corporate tax laws. As changes occur, we account for finalized legislation in the period of enactment.

Intuit Q2 Fiscal 2024 Form 10-Q	23

Unrecognized Tax Benefits and Other Considerations
The total amount of our unrecognized tax benefits at July 31, 2023 was $246 million. If we were to recognize these net benefits, our income tax expense would reflect a favorable net impact of $152 million. There were no material changes to these amounts during the three and six months ended January 31, 2024. We do not believe that it is reasonably possible that there will be a significant increase or decrease in our unrecognized tax benefits over the next 12 months.
We offset a $61 million and $85 million long-term liability for uncertain tax positions against our long-term income tax receivable at January 31, 2024 and July 31, 2023, respectively. The long-term income tax receivable at January 31, 2024 was primarily related to the government’s approval of a method of accounting change request for fiscal 2018. The long-term income tax receivable at July 31, 2023 was primarily related to the government’s approval of a method of accounting change request for fiscal 2018 and a refund claim related to Credit Karma’s alternative minimum tax credit that was recorded as part of the acquisition.

10. Stockholders’ Equity

Stock Repurchase Programs and Treasury Shares
Intuit’s Board of Directors has authorized a series of common stock repurchase programs. Shares of common stock repurchased under these programs become treasury shares. During the six months ended January 31, 2024, we repurchased a total of 2.1 million shares for $1.1 billion under these programs. Included in this amount were $12 million of repurchases, which occurred in late January 2024 and settled in early February 2024. On August 22, 2023, our Board approved an increase in the authorization under the existing stock repurchase program under which we are authorized to repurchase up to an additional $2.3 billion of our common stock. At January 31, 2024, we had authorization from our Board of Directors for up to $2.7 billion in stock repurchases. Future stock repurchases under the current program are at the discretion of management, and authorization of future stock repurchase programs is subject to the final determination of our Board of Directors.
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

Dividends on Common Stock
During the six months ended January 31, 2024, we declared quarterly cash dividends that totaled $1.80 per share of outstanding common stock for a total of $521 million. In February 2024, our Board of Directors declared a quarterly cash dividend of $0.90 per share of outstanding common stock payable on April 18, 2024 to stockholders of record at the close of business on April 10, 2024. Future declarations of dividends and the establishment of future record dates and payment dates are subject to the final determination of our Board of Directors.

Intuit Q2 Fiscal 2024 Form 10-Q	24

Share-Based Compensation Expense
The following table summarizes the total share-based compensation expense that we recorded in operating income for the periods shown.

	Three Months Ended		Six Months Ended
(In millions)	January 31, 2024	January 31, 2023	January 31, 2024	January 31, 2023
Cost of revenue	$101	$91	$202	$177
Selling and marketing	125	108	248	214
Research and development	162	132	323	268
General and administrative	87	92	197	186
Total share-based compensation expense	$475	$423	$970	$845

Share-Based Awards Available for Grant
A summary of share-based awards available for grant under our plans for the six months ended January 31, 2024 was as follows:

(Shares in thousands)	Shares Available for Grant
Balance at July 31, 2023	19,026
Additional shares authorized	12,200
Restricted stock units granted (1)	(1,342)
Options granted	—
Share-based awards canceled/forfeited/expired (1) (2)	3,393
Balance at January 31, 2024	33,277
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

Restricted Stock Unit and Restricted Stock Activity
A summary of RSU and restricted stock activity for the six months ended January 31, 2024 was as follows:

(Shares in thousands)	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested at July 31, 2023	11,894	$433.70
Granted	583	554.87
Vested	(2,030)	414.77
Forfeited	(665)	362.95
Nonvested at January 31, 2024	9,782	$449.66
At January 31, 2024, there was approximately $3.9 billion of unrecognized compensation cost related to non-vested RSUs and restricted stock with a weighted-average vesting period of 2.7 years. We will adjust unrecognized compensation cost for actual forfeitures as they occur.

Intuit Q2 Fiscal 2024 Form 10-Q	25

Stock Option Activity
A summary of stock option activity for the six months ended January 31, 2024 was as follows:

	Options Outstanding
(Shares in thousands)	Number of Shares	Weighted- Average Exercise Price Per Share
Balance at July 31, 2023	2,130	$360.17
Granted	—	—
Exercised	(460)	207.02
Canceled or expired	(100)	466.02
Balance at January 31, 2024	1,570	$398.28

Exercisable at January 31, 2024	855	$335.53
At January 31, 2024, there was approximately $90 million of unrecognized compensation cost related to non-vested stock options with a weighted-average vesting period of 2.8 years. We will adjust unrecognized compensation cost for actual forfeitures as they occur.

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
These proceedings also included individual demands for arbitration that were filed beginning in October 2019. As of January 31, 2023, we settled all of these arbitration claims, without any admission of wrongdoing, for an amount that was not material. In June 2021, we received a demand and draft complaint from the Federal Trade Commission (FTC) and certain state attorneys general relating to the ongoing inquiries described above. On March 29, 2022, the FTC filed an action in federal court seeking a temporary restraining order and a preliminary injunction enjoining certain Intuit business practices pending resolution of the FTC’s administrative complaint seeking to permanently enjoin certain Intuit business practices (the FTC Actions). On April 22, 2022, the Northern District of California denied the FTC’s requests for a temporary restraining order and a preliminary injunction. Beginning on March 27, 2023, a final hearing on the administrative action was held before an administrative law judge (ALJ) at the FTC and, on August 29, 2023, the FTC's ALJ issued a decision in favor of the FTC and adverse to Intuit. On January 19, 2024, the FTC Commissioners affirmed the ALJ's decision and issued a final order that requires us to adhere to certain marketing practices and does not contain any monetary penalties. On January 21, 2024, we filed a petition for review with the United States Court of Appeals for the Fifth Circuit. On January 31, 2024, we filed an application for a stay on the FTC's order, which is otherwise scheduled to become effective on March 23, 2024, pending review by the Court of Appeals for the Fifth Circuit. We intend to continue to defend our position on the merits of this case. However, the defense and resolution of this matter could involve significant costs. The state attorneys general did not join the FTC Actions, and, on May 4, 2022, we entered into a settlement agreement with the attorneys general of the 50 states and the District of Columbia, admitting no wrongdoing, that resolved the states’ inquiry, as well as actions brought by the Los Angeles City Attorney and the Santa Clara County (California) Counsel. As part of this agreement, we agreed to pay $141 million and made certain commitments regarding our advertising and marketing practices. We recorded this as a one-time charge in the quarter ended April 30, 2022, and paid the full amount to the fund administrator in the quarter ended January 31, 2023.
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

Intuit Q2 Fiscal 2024 Form 10-Q	26

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
On August 1, 2023, we reorganized certain technology functions in our Consumer and ProTax segments that support and benefit our overall platform. Additionally, certain workplace and real estate functions in our Small Business & Self-Employed segment are now managed at the corporate level. As a result of these reorganizations, costs associated with these functions are no longer included in segment operating income and are now included in other corporate expenses. For the three and six months ended January 31, 2023, we reclassified expenses totaling $10 million and $19 million from Small Business & Self-Employed, $43 million and $83 million from Consumer, and $16 million and $31 million from ProTax to other corporate expenses, respectively.

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

All of our segments operate primarily in the United States and sell primarily to customers in the United States. Total international net revenue was approximately 9% and 10% of consolidated net revenue for the three and six months ended January 31, 2024, respectively. Total international net revenue was approximately 9% and 10% of consolidated net revenue for the three and six months ended January 31, 2023, respectively.
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

Intuit Q2 Fiscal 2024 Form 10-Q	27

The following table shows our financial results by reportable segment for the periods indicated.

	Three Months Ended		Six Months Ended
(In millions)	January 31, 2024	January 31, 2023	January 31, 2024	January 31, 2023
Net revenue:
Small Business & Self-Employed	$2,245	$1,897	$4,589	$3,885
Consumer	492	516	679	666
Credit Karma	375	375	780	800
ProTax	274	253	316	287
Total net revenue	$3,386	$3,041	$6,364	$5,638

Operating income:
Small Business & Self-Employed	$1,323	$1,031	$2,815	$2,219
Consumer	134	220	201	271
Credit Karma	64	96	170	190
ProTax	247	227	261	236
Total segment operating income	1,768	1,574	3,447	2,916
Unallocated corporate items:
Share-based compensation expense	(475)	(423)	(970)	(845)
Other corporate expenses	(768)	(719)	(1,487)	(1,401)
Amortization of acquired technology	(36)	(41)	(74)	(82)
Amortization of other acquired intangible assets	(120)	(121)	(240)	(242)
Total unallocated corporate items	(1,399)	(1,304)	(2,771)	(2,570)
Total operating income	$369	$270	$676	$346
Revenue classified by significant service and product offerings was as follows:

	Three Months Ended		Six Months Ended
(In millions)	January 31, 2024	January 31, 2023	January 31, 2024	January 31, 2023
Net revenue:
QuickBooks Online Accounting	$826	$696	$1,624	$1,364
Online Services	862	695	1,682	1,376
Total Online Ecosystem	1,688	1,391	3,306	2,740
QuickBooks Desktop Accounting	256	215	632	527
Desktop Services and Supplies	301	291	651	618
Total Desktop Ecosystem	557	506	1,283	1,145
Small Business & Self-Employed	2,245	1,897	4,589	3,885
Consumer	492	516	679	666
Credit Karma	375	375	780	800
ProTax	274	253	316	287
Total net revenue	$3,386	$3,041	$6,364	$5,638

13. Subsequent Events
On February 5, 2024, the existing 2021 Credit Facility described in Note 6, "Debt" was terminated.
On February 5, 2024, we entered into a credit agreement with certain lenders providing for a $1.5 billion unsecured revolving credit facility that will expire on February 5, 2029 (2024 Credit Facility), which replaced the 2021 Credit Facility.
Under this agreement, we may, subject to certain customary conditions, including approval of relevant lenders, on one or more occasions, increase commitments under the 2024 Credit Facility by an amount not to exceed $1 billion in the aggregate, and, on one or more occasions, extend the expiration date of the 2024 Credit Facility by one year. The 2024 Credit Facility includes a $250 million sublimit for the issuance of letters of credit and a $500 million sublimit for borrowing swingline loans.

Intuit Q2 Fiscal 2024 Form 10-Q	28

Borrowings under the revolving credit facility will accrue interest at rates equal to (a) in the case of U.S. dollar borrowings, at our election, either (i) the alternate base rate, or (ii) the adjusted term SOFR rate, or (b) in the case of foreign currency borrowings, the interest benchmark for the relevant currency specified in the credit agreement, in each case plus an applicable margin for such loans as defined in the credit agreement. Actual margins under either election will be based on our senior debt credit ratings.
This agreement includes customary affirmative and negative covenants, including financial covenants, that require us to maintain a ratio of total gross debt to earnings before interest, taxes, depreciation, amortization, goodwill or other intangible asset impairments, and share-based compensation expense of not greater than 4.00 to 1.00 as measured on a rolling twelve month basis as of the last day of each fiscal quarter.

Intuit Q2 Fiscal 2024 Form 10-Q	29

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
On August 1, 2023, we reorganized certain technology functions in our Consumer and ProTax segments that support and benefit our overall platform. Additionally, certain workplace and real estate functions in our Small Business & Self-Employed segment are now managed at the corporate level. As a result of these reorganizations, costs associated with these functions are no longer included in segment operating income and are now included in other corporate expenses. For the three and six months ended January 31, 2023, we reclassified expenses totaling $10 million and $19 million from Small Business & Self-Employed, $43 million and $83 million from Consumer, and $16 million and $31 million from ProTax to other corporate expenses, respectively. See Note 12, "Segment Information," for more information.

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

Intuit Q2 Fiscal 2024 Form 10-Q	30

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

Intuit Q2 Fiscal 2024 Form 10-Q	31

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

Intuit Q2 Fiscal 2024 Form 10-Q	32

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
Key highlights for the first six months of fiscal 2024 include the following:

Revenue of	Small Business & Self-Employed revenue of	Cash, cash equivalents, and investments of
$6.4 B	$4.6 B	$1.5 B
up 13% from the same period of fiscal 2023	up 18% from the same period of fiscal 2023

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
In preparing our condensed consolidated financial statements, we make estimates, assumptions, and judgments that can have a significant impact on our net revenue, operating income or loss, and net income or loss, as well as on the value of certain assets and liabilities on our condensed consolidated balance sheets. We believe that the estimates, assumptions, and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2023 have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. There were no significant changes in those critical accounting policies and estimates during the first six months of fiscal 2024. Senior management has reviewed the development and selection of our critical accounting policies and estimates and their disclosure in this Quarterly Report on Form 10-Q with the Audit and Risk Committee of our Board of Directors.

Intuit Q2 Fiscal 2024 Form 10-Q	33

RESULTS OF OPERATIONS

Financial Overview

(Dollars in millions, except per share amounts)	Q2 FY24	Q2 FY23	$ Change	% Change	YTD Q2 FY24	YTD Q2 FY23	$ Change	% Change
Total net revenue	$3,386	$3,041	$345	11%	$6,364	$5,638	$726	13%
Operating income	369	270	99	37%	676	346	330	95%
Net income	353	168	185	110%	594	208	386	186%
Diluted net income per share	$1.25	$0.60	$0.65	108%	$2.10	$0.73	$1.37	188%
Current Fiscal Quarter
Total net revenue for the second quarter of fiscal 2024 increased $345 million, or 11%, compared with the same quarter of fiscal 2023. Our Small Business & Self-Employed segment revenue increased during the quarter, primarily due to growth in our Online Ecosystem revenue. See “Segment Results” later in this Item 2 for more information about the results for all of our reportable segments.
Operating income for the second quarter of fiscal 2024 increased $99 million, or 37%, compared to the same quarter of fiscal 2023. The increase in operating income was due to the increase in revenue described above, partially offset by increases in expenses. Expenses increased primarily due to staffing, marketing, share-based compensation, and outside services. See "Cost of Revenue" and “Operating Expenses” later in this Item 2 for more information.
Net income for the second quarter of fiscal 2024 increased $185 million, or 110%, compared with the same quarter of fiscal 2023. The increase in net income was primarily due to the increase in operating income described above and a decrease in tax expense primarily due to excess tax benefits related to share-based compensation. Diluted net income per share increased to $1.25 for the second quarter of fiscal 2024 compared to $0.60 for the same quarter of fiscal 2023, in line with the increase in net income.
Fiscal Year to Date
Total net revenue for the first six months of fiscal 2024 increased $726 million, or 13%, compared with the same period of fiscal 2023. Our Small Business & Self-Employed segment revenue increased during the period, primarily due to growth in our Online Ecosystem revenue. See “Segment Results” later in this Item 2 for more information about the results for all of our reportable segments.
Operating income for the first six months of fiscal 2024 increased $330 million, or 95%, compared with the same period of fiscal 2023. The increase in operating income was due to the increase in revenue described above and an increase in expenses that was at a lower rate than the increase in revenue. Expenses increased primarily due to share-based compensation, staffing, outside services, and marketing. See "Cost of Revenue" and “Operating Expenses” later in this Item 2 for more information.
Net income for the first six months of fiscal 2024 increased $386 million, or 186%, compared with the same period of fiscal 2023. The increase in net income was primarily due to the increase in operating income described above, an increase in interest income due to higher average interest rates, and a decrease in tax expense primarily due to excess tax benefits related to share-based compensation. Diluted net income per share increased to $2.10 for the first six months of fiscal 2024 compared to $0.73 for the same period in fiscal 2023, in line with the increase in net income.

Segment Results
The information below is organized in accordance with our four reportable segments. See “Executive Overview – About Intuit” earlier in this Item 2 and Note 12 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report for more information. All of our segments operate and sell to customers primarily in the United States. Total international net revenue was approximately 9% and 10% of consolidated net revenue for the three and six months ended January 31, 2024, respectively. Total international net revenue was approximately 9% and 10% of consolidated net revenue for the three and six months ended January 31, 2023, respectively.
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

Intuit Q2 Fiscal 2024 Form 10-Q	34

segment are now managed at the corporate level. As a result of these reorganizations, costs associated with these functions are no longer included in segment operating income and are now included in other corporate expenses. For the three and six months ended January 31, 2023, we reclassified expenses totaling $10 million and $19 million from Small Business & Self-Employed, $43 million and $83 million from Consumer, and $16 million and $31 million from ProTax to other corporate expenses, respectively.
Segment operating income or loss is segment net revenue less segment cost of revenue and operating expenses. See “Executive Overview – Industry Trends and Seasonality” earlier in this Item 2 for a description of the seasonality of our business. We include expenses such as corporate selling and marketing, product development, general and administrative, and non-employment related legal and litigation settlement costs, which are not allocated to specific segments, in unallocated corporate items as part of other corporate expenses. For our Credit Karma reportable segment, segment expenses include certain direct expenses related to selling and marketing, product development, and general and administrative. Unallocated corporate items for all segments include share-based compensation, amortization of acquired technology, amortization of other acquired intangible assets, goodwill and intangible asset impairment charges, and professional fees and transaction charges related to business combinations. These unallocated corporate costs for all segments totaled $2.8 billion in the first six months of fiscal 2024 and $2.6 billion in the first six months of fiscal 2023. Unallocated corporate items increased in the fiscal 2024 period, primarily due to increases in share-based compensation expense, general and administrative expense, and corporate product development expense. See Note 12 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report for reconciliations of total segment operating income or loss to consolidated operating income or loss for each fiscal period presented.

Intuit Q2 Fiscal 2024 Form 10-Q	35

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

(Dollars in millions)	Q2 FY24	Q2 FY23	% Change	YTD Q2 FY24	YTD Q2 FY23	% Change
Service revenue	$1,906	$1,614	18%	$3,748	$3,184	18%
Product and other revenue	339	283	20%	841	701	20%
Total segment revenue	$2,245	$1,897	18%	$4,589	$3,885	18%
% of total revenue	66%	63%		72%	69%

Segment operating income	$1,323	$1,031	28%	$2,815	$2,219	27%
% of related revenue	59%	54%		61%	57%

Intuit Q2 Fiscal 2024 Form 10-Q	36

Revenue classified by significant service and product offerings was as follows:

(Dollars in millions)	Q2 FY24	Q2 FY23	% Change	YTD Q2 FY24	YTD Q2 FY23	% Change
Net revenue:
QuickBooks Online Accounting	$826	$696	19%	$1,624	$1,364	19%
Online Services	862	695	24%	1,682	1,376	22%
Total Online Ecosystem	1,688	1,391	21%	3,306	2,740	21%
QuickBooks Desktop Accounting	256	215	19%	632	527	20%
Desktop Services and Supplies	301	291	3%	651	618	5%
Total Desktop Ecosystem	557	506	10%	1,283	1,145	12%
Total Small Business & Self-Employed	$2,245	$1,897	18%	$4,589	$3,885	18%
Revenue for our Small Business & Self-Employed segment increased $348 million, or 18%, in the second quarter of fiscal 2024 and $704 million, or 18%, in the first six months of fiscal 2024 compared with the same periods of fiscal 2023. The increase in both periods was primarily due to growth in Online Ecosystem revenue.
Online Ecosystem Revenue
Online Ecosystem revenue increased 21% in the second quarter of fiscal 2024 compared with the same period of fiscal 2023. Online Services revenue increased 24% in the second quarter of fiscal 2024, primarily due to an increase in revenue from our payroll, payments, and Mailchimp offerings. Online payroll revenue increased due to an increase in customers, higher effective prices, and a shift in mix to higher-end offerings. Online payments revenue increased due to an increase in customers, higher effective prices, and an increase in total payment volume per customer. Mailchimp revenue increased due to higher effective prices and an increase in paid customers. QuickBooks Online Accounting revenue increased 19% in the second quarter of fiscal 2024, primarily due to an increase in customers, higher effective prices, and a shift in mix to our higher-priced offerings.
Online Ecosystem revenue increased 21% in the first six months of fiscal 2024 compared with the same period of fiscal 2023. Online Services revenue increased 22% in the first six months of fiscal 2024, primarily due to an increase in revenue from our payroll, Mailchimp, and payments offerings. Online payroll revenue increased due to an increase in customers, a shift in mix to higher-end offerings, and higher effective prices. Mailchimp revenue increased due to higher effective prices and an increase in paid customers. Online payments revenue increased due to an increase in customers, higher effective prices, and an increase in total payment volume per customer. QuickBooks Online Accounting revenue increased 19% in the first six months of fiscal 2024 primarily due to an increase in customers, higher effective prices, and a shift in mix to our higher-priced offerings.
Desktop Ecosystem Revenue
Desktop Ecosystem revenue increased 10% in the second quarter of fiscal 2024 and 12% in the first six months of fiscal 2024 compared with the same periods of fiscal 2023. The increase in both periods was primarily due to customer growth and price increases in our QuickBooks Desktop and Enterprise subscription offerings.
Small Business & Self-Employed segment operating income increased 28% in the second quarter of fiscal 2024 compared with the same period of fiscal 2023, primarily due to the increase in revenue described above, which was partially offset by higher expenses for marketing and outside services.
Small Business & Self-Employed segment operating income increased 27% in the first six months of fiscal 2024 compared with the same period of fiscal 2023, primarily due to the increase in revenue described above, which was partially offset by higher expenses for outside services, staffing, and sales-related expenses.
In August 2023, we reorganized certain workplace and real estate functions that are now managed at the corporate level. As a result, these costs are no longer included in segment operating income and are now included in other corporate expenses. For the three and six months ended January 31, 2023, we reclassified $10 million and $19 million, respectively, from Small Business & Self-Employed to other corporate expenses.

Intuit Q2 Fiscal 2024 Form 10-Q	37

Consumer

Consumer segment service revenue is derived primarily from TurboTax Online and TurboTax Live offerings, electronic tax filing services, and connected services.
Consumer segment product and other revenue is derived primarily from TurboTax desktop tax return preparation software and related form updates.

(Dollars in millions)	Q2 FY24	Q2 FY23	% Change	YTD Q2 FY24	YTD Q2 FY23	% Change
Service revenue	$401	$422	(5)%	$579	$563	3%
Product and other revenue	91	94	(3)%	100	103	(3)%
Total segment revenue	$492	$516	(5)%	$679	$666	2%
% of total revenue	15%	17%		11%	12%

Segment operating income	$134	$220	(39)%	$201	$271	(26)%
% of related revenue	27%	43%		30%	41%
Revenue for our Consumer segment increased $13 million, or 2%, in the first six months of fiscal 2024 compared with the same period of fiscal 2023. This is primarily due to a stronger extension season in the first quarter of fiscal 2024 from states both with and without extended tax deadlines for tax year 2022. This increase is partially offset by a later opening of the 2023 tax year season. The IRS began accepting and processing returns on January 29, 2024, as opposed to January 23, 2023 in the prior year.
Consumer segment operating income decreased $70 million, or 26%, in the first six months of fiscal 2024 compared with the same period of fiscal 2023, primarily due to increased staffing and marketing expenses, partially offset by the increase in revenue described above.
In August 2023, we reorganized certain technology functions that support and benefit our overall platform. As a result, these costs are no longer included in segment operating income and are now included in other corporate expenses. For the three and six months ended January 31, 2023, we reclassified $43 million and $83 million, respectively, from Consumer to other corporate expenses.
Because of the seasonality of our Consumer revenue, we do not believe that the revenue or operating results for the first six months of fiscal 2024 are indicative of trends for the current fiscal year. We will not have substantially complete results for the 2023 tax season until the third quarter of fiscal 2024.

Intuit Q2 Fiscal 2024 Form 10-Q	38

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

(Dollars in millions)	Q2 FY24	Q2 FY23	% Change	YTD Q2 FY24	YTD Q2 FY23	% Change
Service revenue	$375	$375	—%	$780	$800	(3)%
Product and other revenue	—	—	N/A	—	—	N/A
Total segment revenue	$375	$375	—%	$780	$800	(3)%
% of total revenue	11%	12%		12%	14%

Segment operating income	$64	$96	(33)%	$170	$190	(11)%
% of related revenue	17%	26%		22%	24%
Revenue for our Credit Karma segment was flat in the second quarter of fiscal 2024 compared to the same period in fiscal 2023, primarily reflecting increases in Credit Karma Money and our credit card and auto loan verticals, offset by decreases in our home loan, personal loan, and auto insurance verticals.
Revenue for our Credit Karma segment decreased $20 million, or 3%, in the first six months of fiscal 2024 compared to the same period of fiscal 2023, primarily due to decreases in personal loan, auto insurance, home loan, and auto loan verticals, partially offset by increases in our credit card vertical and Credit Karma Money. Economic uncertainty continues to influence the lending behaviors of our partners.
Credit Karma segment operating income decreased $32 million, or 33%, in the second quarter of fiscal 2024 compared to the same period of fiscal 2023, primarily due to higher marketing expenses.
Credit Karma segment operating income decreased $20 million, or 11%, in the first six months of fiscal 2024 compared to the same period of fiscal 2023, primarily due to the decrease in revenue described above.

Intuit Q2 Fiscal 2024 Form 10-Q	39

ProTax

ProTax segment service revenue is derived primarily from ProConnect Tax Online tax products, electronic tax filing services, connected services, and bank products.
ProTax segment product and other revenue is derived primarily from Lacerte, ProSeries, and ProFile desktop tax preparation software products, and related form updates.

(Dollars in millions)	Q2 FY24	Q2 FY23	% Change	YTD Q2 FY24	YTD Q2 FY23	% Change
Service revenue	$11	$7	57%	$36	$26	38%
Product and other revenue	263	246	7%	280	261	7%
Total segment revenue	$274	$253	8%	$316	$287	10%
% of total revenue	8%	8%		5%	5%

Segment operating income	$247	$227	9%	$261	$236	11%
% of related revenue	90%	90%		83%	82%
Revenue for our ProTax segment increased $29 million, or 10%, in the first six months of fiscal 2024 compared with the same period of fiscal 2023, primarily due to earlier forms availability compared to the prior year and higher average revenue per customer.
Segment operating income increased $25 million, or 11%, in the first six months of fiscal 2024 compared with the same period of fiscal 2023, primarily due to the increase in revenue described above. Expenses were relatively flat for both periods.
In August 2023, we reorganized certain technology functions that support and benefit our overall platform. As a result, these costs are no longer included in segment operating income and are now included in other corporate expenses. For the three and six months ended January 31, 2023, we reclassified $16 million and $31 million, respectively, from ProTax to other corporate expenses.
Because of the seasonality of our ProTax revenue, we do not believe that the revenue or operating results for the first six months of fiscal 2024 are indicative of trends for the current fiscal year. We will not have substantially complete results for the 2023 tax season until the third quarter of fiscal 2024.

Intuit Q2 Fiscal 2024 Form 10-Q	40

Cost of Revenue

(Dollars in millions)	Q2 FY24	% of Related Revenue	Q2 FY23	% of Related Revenue	YTD Q2 FY24	% of Related Revenue	YTD Q2 FY23	% of Related Revenue
Cost of service revenue	$796	30%	$708	29%	$1,503	29%	$1,328	29%
Cost of product and other revenue	23	3%	24	4%	38	3%	39	4%
Amortization of acquired technology	36	n/a	41	n/a	74	n/a	82	n/a
Total cost of revenue	$855	25%	$773	25%	$1,615	25%	$1,449	26%
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
Cost of service revenue as a percentage of service revenue was consistent in both the second quarter and first six months of fiscal 2024 compared with the same periods of fiscal 2023.
Cost of product and other revenue as a percentage of product and other revenue was relatively consistent in both the second quarter and first six months of fiscal 2024 compared with the same periods of fiscal 2023. Costs of product and other revenue are expensed as incurred, and we do not defer any of these costs when product and other revenue is deferred.

Operating Expenses

(Dollars in millions)	Q2 FY24	% of Total Net Revenue	Q2 FY23	% of Total Net Revenue	YTD Q2 FY24	% of Total Net Revenue	YTD Q2 FY23	% of Total Net Revenue
Selling and marketing	$1,020	30%	$924	30%	$1,789	28%	$1,719	31%
Research and development	678	20%	630	21%	1,358	21%	1,255	22%
General and administrative	344	10%	323	11%	686	11%	627	11%
Amortization of other acquired intangible assets	120	4%	121	4%	240	4%	242	4%
Total operating expenses	$2,162	64%	$1,998	66%	$4,073	64%	$3,843	68%
Current Fiscal Quarter
Total operating expenses as a percentage of total net revenue decreased in the second quarter of fiscal 2024 compared to the same period of fiscal 2023. Total net revenue for the second quarter of fiscal 2024 increased $345 million, or 11%, while total operating expenses for the quarter increased $164 million, or 8%. The increase in total operating expenses was primarily due to increases of $70 million for marketing expenses, $49 million for staffing due to higher headcount, and $42 million for share-based compensation.
Fiscal Year to Date
Total operating expenses as a percentage of total net revenue decreased in the first six months of fiscal 2024 compared to the same period of fiscal 2023. Total net revenue for the first six months of fiscal 2024 increased $726 million, or 13%, while total operating expenses for the period increased $230 million, or 6%. The increase in total operating expenses was primarily due to increases of $100 million for share-based compensation, $86 million for staffing due to higher headcount, and $27 million for outside services.

Non-Operating Income and Expenses
Interest Expense
Interest expense of $122 million and $114 million for the first six months of fiscal 2024 and 2023, respectively, consisted primarily of interest on our senior unsecured notes, unsecured term loan, and secured revolving credit facilities. Interest expense for the first six months of fiscal 2024 increased compared to the same period of fiscal 2023, primarily due to higher interest rates.

Intuit Q2 Fiscal 2024 Form 10-Q	41

Interest and Other Income, Net

(In millions)	Q2 FY24	Q2 FY23	YTD Q2 FY24	YTD Q2 FY23
Interest income (1)	$20	$15	$54	$29
Net gain on executive deferred compensation plan assets (2)	20	11	6	1
Other	2	(3)	4	(2)
Total interest and other income, net	$42	$23	$64	$28
(1)    Interest income in the second quarter and first six months of fiscal 2024 increased compared to the same periods of fiscal 2023, primarily due to higher average interest rates.
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
For the three and six months ended January 31, 2024, we recognized excess tax benefits on share-based compensation of $56 million and $83 million, respectively, in our provision for income taxes. For the three and six months ended January 31, 2023, we recognized tax shortfalls on share-based compensation of $9 million and $2 million, respectively, in our provision for income taxes.
We recorded $1 million in tax expense on pretax income of $354 million for the three months ended January 31, 2024. Our effective tax rate for the six months ended January 31, 2024 was approximately 4%. Excluding discrete tax items primarily related to share-based compensation, our effective tax rate for both periods was approximately 24%. The difference from the federal statutory rate of 21% was primarily due to state income taxes and non-deductible share-based compensation, which were partially offset by the tax benefit we received from the federal research and experimentation credit.
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
The Inflation Reduction Act was enacted on August 16, 2022. This law, among other provisions, provides a corporate alternative minimum tax on adjusted financial statement income, which was effective for us beginning in fiscal 2024. We do not expect any impact from the corporate alternative minimum tax in fiscal 2024. We continue to monitor developments and evaluate impacts, if any, of these provisions on our results of operations and cash flows for future years.
In the current global tax policy environment, the U.S. and other domestic and foreign governments continue to consider, and in some cases enact, changes in corporate tax laws. As changes occur, we account for finalized legislation in the period of enactment.

LIQUIDITY AND CAPITAL RESOURCES

Overview
At January 31, 2024, our cash, cash equivalents, and investments totaled $1.5 billion, a decrease of $2.2 billion from July 31, 2023 due to the factors discussed under “Statements of Cash Flows” below. Our primary sources of liquidity have been cash from operations, which entails the collection of accounts receivable for products and services, the issuance of senior unsecured notes, and borrowings under our credit facilities. Our primary uses of cash have been for research and development programs, selling and marketing activities, capital projects, acquisitions of businesses, debt service costs and debt repayment, repurchases of our common stock under our stock repurchase programs, and the payment of cash dividends. As discussed in “Executive Overview – Industry Trends and Seasonality” earlier in this Item 2, our business is subject to significant seasonality. The balance of our cash, cash equivalents, and investments generally fluctuates with that seasonal pattern. We believe the seasonality of our business is likely to continue in the future.

Intuit Q2 Fiscal 2024 Form 10-Q	42

The following table summarizes selected measures of our liquidity and capital resources at the dates indicated:

(Dollars in millions)	January 31, 2024	July 31, 2023	$ Change	% Change
Cash, cash equivalents, and investments	$1,489	$3,662	$(2,173)	(59)%
Long-term investments	$128	$105	$23	22%
Long-term debt	$5,950	$6,120	$(170)	(3)%
Working capital	$1,084	$1,767	$(683)	(39)%
Ratio of current assets to current liabilities	1.2 : 1	1.5 : 1
We have historically generated significant cash from operations, and we expect to continue to do so in the future. Our cash, cash equivalents, and investments totaled $1.5 billion at January 31, 2024. None of those funds were restricted and approximately 80% of those funds were located in the U.S.
In September 2023, we issued $4 billion in senior unsecured notes, and used the proceeds, together with operating cash, to repay the outstanding balance on our term loan. Our secured revolving credit facilities are available to fund a portion of our loans to qualified small businesses. At January 31, 2024, $500 million was outstanding under both secured revolving credit facilities.
On February 5, 2024, the existing unsecured credit facility described in "Credit Facilities - Unsecured Revolving Credit Facility and Term Loan" below was terminated and we entered into an unsecured credit agreement with certain lending providers for a $1.5 billion unsecured revolving credit facility that will expire on February 5, 2029. See Note 13 to the financial statements in Part I, Item 1 of this Quarterly Report for more information. Our unsecured revolving credit facility is available to us for general corporate purposes. At January 31, 2024, no amounts were outstanding under the unsecured revolving credit facility.
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

Statements of Cash Flows
The following table summarizes selected items from our condensed consolidated statements of cash flows for the first six months of fiscal 2024 and fiscal 2023. See the financial statements in Part I, Item 1 of this Quarterly Report for complete condensed consolidated statements of cash flows for those periods.

	Six Months Ended
(In millions)	January 31, 2024	January 31, 2023	$ Change
Net cash provided by (used in):
Operating activities	$516	$612	$(96)
Investing activities	244	(704)	948
Financing activities	833	(1,355)	2,188
Effect of exchange rates on cash, cash equivalents, restricted cash, and restricted cash equivalents	(4)	(1)	(3)
Net increase (decrease) in cash, cash equivalents, restricted cash, and restricted cash equivalents	$1,589	$(1,448)	$3,037

Intuit Q2 Fiscal 2024 Form 10-Q	43

Our primary sources and uses of cash were as follows:
Six Months Ended
January 31, 2024	January 31, 2023
 Sources of cash:

• Proceeds from the issuance of senior unsecured notes
• Net change in funds receivable and funds payable and amounts due to customers
• Net sales and maturities of corporate and customer fund investments
• Operations
• Issuance of common stock under employee stock plans
• Borrowings under unsecured revolving credit facility

 Uses of cash:

• Repayment of debt
• Repurchases of shares of our common stock
• Payment of cash dividends and dividend rights
• Net originations and purchases of loans held for investment
• Payments for employee taxes withheld upon vesting of restricted stock units
• Payment of accrued bonuses for fiscal 2023
• Capital expenditures

 Sources of cash:

• Operations
• Cash received from a bank partner
• Borrowings under secured revolving credit facilities
• Issuance of common stock under employee stock plans

 Uses of cash:
• Repurchases of shares of our common stock
• Net originations of term loans to small businesses and purchases of participating interests in loans to consumers
• Payment of cash dividends and dividend rights
• Net change in funds receivable and funds payable and amounts due to customers
• Capital expenditures
• Payment of accrued bonuses for fiscal 2022
• Net purchases of corporate and customer fund investments

Stock Repurchase Programs, Treasury Shares, and Dividends on Common Stock
As described in Note 10 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report, during the first six months of fiscal 2024, we repurchased 2.1 million shares of our common stock under repurchase programs that our Board of Directors has authorized. On August 22, 2023, our Board approved an increase in the authorization under the existing stock repurchase program under which we are authorized to repurchase up to an additional $2.3 billion of our common stock. At January 31, 2024, we had authorization from our Board of Directors for up to $2.7 billion for stock repurchases. We currently expect to continue repurchasing our common stock on a quarterly basis; however, future stock repurchases under the current program are at the discretion of management, and authorization of future stock repurchase programs is subject to the final determination of our Board of Directors.
We have continued to pay quarterly cash dividends on shares of our outstanding common stock. During the six months ended January 31, 2024, we declared quarterly cash dividends that totaled $1.80 per share of outstanding common stock for a total of $521 million. In February 2024, our Board of Directors declared a quarterly cash dividend of $0.90 per share of outstanding common stock payable on April 18, 2024 to stockholders of record at the close of business on April 10, 2024. We currently expect to continue paying comparable cash dividends on a quarterly basis. However, future declarations of dividends and the establishment of future record dates and payment dates are subject to the final determination of our Board of Directors.

Commitments for Senior Unsecured Notes
In June 2020, we issued $2 billion of senior unsecured notes, of which $1.5 billion is outstanding as of January 31, 2024, and is comprised of the following:
•$500 million of 0.950% notes due July 2025;
•$500 million of 1.350% notes due July 2027; and
•$500 million of 1.650% notes due July 2030 (together, the 2020 Notes).
Interest is payable semiannually on January 15 and July 15 of each year. At January 31, 2024, our maximum commitment for interest payments under the 2020 Notes was $84 million through the maturity dates.
The 2020 Notes are senior unsecured obligations of Intuit and rank equally with all existing and future unsecured and unsubordinated indebtedness of Intuit and are redeemable by us at any time, subject to a make-whole premium. Upon the occurrence of change of control transactions that are accompanied by certain downgrades in the credit ratings of the 2020 Notes, we will be required to repurchase the 2020 Notes at a repurchase price equal to 101% of the aggregate outstanding principal plus any accrued and unpaid interest to but not including the date of repurchase. The indenture governing the 2020 Notes requires us to comply with certain covenants. For example, the 2020 Notes limit our ability to create certain liens and enter into sale and leaseback transactions. As of January 31, 2024, we were compliant with all covenants governing the 2020 Notes. See Note 6 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report for more information.

Intuit Q2 Fiscal 2024 Form 10-Q	44

In September 2023, we issued $4 billion of senior unsecured notes comprised of the following:
•$750 million of 5.250% notes due September 2026;
•$750 million of 5.125% notes due September 2028;
•$1,250 million of 5.200% notes due September 2033; and
•$1,250 million of 5.500% notes due September 2053 (together, the 2023 Notes).
Interest is payable semiannually on March 15 and September 15 of each year, commencing on March 15, 2024. At January 31, 2024, our maximum commitment for interest payments under the 2023 Notes was $3.0 billion through the maturity dates.
The 2023 Notes are senior unsecured obligations of Intuit and rank equally with all existing and future unsecured and unsubordinated indebtedness of Intuit and are redeemable by us at any time, subject to a make-whole premium. The indenture governing the 2023 Notes requires us to comply with certain covenants. For example, the 2023 Notes limit our ability to create certain liens and enter into sale and leaseback transactions. As of January 31, 2024, we were compliant with all covenants governing the 2023 Notes. See Note 6 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report for more information.

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
On November 1, 2021, we borrowed the full $4.7 billion under the unsecured term loan to fund a portion of the cash consideration for the acquisition of Mailchimp. Under this agreement, we may, subject to certain customary conditions, on one or more occasions, increase commitments under the term loan in an amount not to exceed $400 million in the aggregate through November 1, 2024. The term loan accrued interest at rates that were equal to, at our election, either (i) the alternate base rate plus a margin that ranges from 0.0% to 0.125%, or (ii) the Secured Overnight Finance Rate (SOFR) plus a margin that ranges from 0.625% to 1.125%. Actual margins under either election were based on our senior debt credit ratings. In September 2023, we repaid the outstanding balance under the term loan with the proceeds from the 2023 Notes and operating cash, and at January 31, 2024, there was no balance outstanding.
Under the 2021 Credit Facility, we may increase commitments under the unsecured revolving credit facility in an amount not to exceed $250 million in the aggregate and may extend the maturity date up to two times, subject to customary conditions including lender approval. Advances under the unsecured revolving credit facility accrue interest at rates that are equal to, at our election, either (i) the alternate base rate plus a margin that ranges from 0.0% to 0.1%, or (ii) SOFR plus a margin that ranges from 0.69% to 1.1%. Actual margins under either election will be based on our senior debt credit ratings. At January 31, 2024, no amounts were outstanding under the unsecured revolving credit facility. We monitor counterparty risk associated with the institutional lenders that are providing the credit facility.
The 2021 Credit Facility includes customary affirmative and negative covenants, including financial covenants that require us to maintain a ratio of total gross debt to annual earnings before interest, taxes, depreciation, and amortization (EBITDA) of not greater than 3.25 to 1.00 and a ratio of annual EBITDA to annual interest expense of not less than 3.00 to 1.00 as of the last day of each fiscal quarter. As of January 31, 2024, we were compliant with all required covenants.
On February 5, 2024, the 2021 Credit Facility was terminated. See Note 13 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report for more information.
Secured Revolving Credit Facilities
On February 19, 2019, a subsidiary of Intuit entered into a secured revolving credit facility with a lender to fund a portion of our loans to qualified small businesses (the 2019 Secured Facility). The 2019 Secured Facility is secured by cash and receivables of the subsidiary and is non-recourse to Intuit Inc. We have entered into several amendments to this facility, most recently on December 15, 2023. These amendments primarily increase the facility limit, extend the commitment term and maturity date, and update the benchmark interest rate. Under the amended 2019 Secured Facility, the facility limit is $500 million, of which $300 million is committed and $200 million is uncommitted. Advances accrue interest at adjusted daily simple SOFR plus 1.5%. Unused portions of the committed credit facility accrue interest at a rate ranging from 0.25% to 0.75%, depending on the total unused committed balance. The commitment term is through July 18, 2025, and the final maturity date is July 20, 2026. The agreement includes certain affirmative and negative covenants, including financial covenants that require the subsidiary to maintain specified financial ratios. As of January 31, 2024, we were compliant with all required covenants. At January 31, 2024, $275 million was outstanding under the 2019 Secured Facility and the weighted-average interest rate was 6.94%, which includes the interest on the unused committed portion. The outstanding balance is secured by cash and receivables of the subsidiary totaling $981 million.

Intuit Q2 Fiscal 2024 Form 10-Q	45

On October 12, 2022, another subsidiary of Intuit entered into a secured revolving credit facility with a lender to fund a portion of our loans to qualified small businesses (the 2022 Secured Facility). The 2022 Secured Facility is secured by cash and receivables of the subsidiary and is non-recourse to Intuit Inc. On October 20, 2023, we amended the 2022 Secured Facility primarily to extend the commitment term and final maturity date and increase the commitment amount. Under the amended agreement, the facility limit is $500 million, of which $225 million is committed and $275 million is uncommitted. Advances accrue interest at SOFR plus 1.3%. Unused portions of the committed credit facility accrue interest at a rate ranging from 0.2% to 0.4%, depending on the total unused committed balance. The commitment term is through April 18, 2025, and the final maturity date is April 20, 2026. The agreement includes certain affirmative and negative covenants, including financial covenants that require the subsidiary to maintain specified financial ratios. As of January 31, 2024, we were compliant with all required covenants. At January 31, 2024, $225 million was outstanding under the 2022 Secured Facility and the weighted-average interest rate was 6.62%. The outstanding balance is secured by cash and receivables of the subsidiary totaling $620 million.

Cash Held by Foreign Subsidiaries
Our cash, cash equivalents, and investments totaled $1.5 billion at January 31, 2024. Approximately 20% of those funds were held by our foreign subsidiaries and subject to repatriation tax considerations. These foreign funds were located primarily in Canada, India, and the United Kingdom. We do not expect to pay incremental U.S. taxes on repatriation. We have recorded income tax expense for Canada, India, and Israel withholding taxes on earnings that are not permanently reinvested. In the event that funds from foreign operations are repatriated to the United States, we would pay withholding taxes at that time.

Intuit Q2 Fiscal 2024 Form 10-Q	46

CONTRACTUAL OBLIGATIONS
We presented our contractual obligations at July 31, 2023 in our Annual Report on Form 10-K for the fiscal year then ended. There were no material changes outside the ordinary course of business to our contractual obligations during the six months ended January 31, 2024, except as described below.
In September 2023, we issued $4 billion of senior unsecured notes, which was comprised of the following: $750 million of 5.250% notes due in September 2026, $750 million of 5.125% notes due in September 2028, $1,250 million of 5.200% notes due in September 2033, and $1,250 million of 5.500% notes due in September 2053 (collectively, the 2023 Notes). Interest is payable semiannually on March 15 and September 15 of each year, commencing on March 15, 2024. At January 31, 2024, our maximum commitment for interest payments under the 2023 Notes was $3.0 billion through the maturity dates.

RECENT ACCOUNTING PRONOUNCEMENTS
For a description of recent accounting pronouncements, if any, and the potential impact of these pronouncements on our condensed consolidated financial statements, see Note 1 to the financial statements in Part I, Item 1 of this Quarterly Report.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes to our quantitative and qualitative disclosures about market risk during the six months ended January 31, 2024, except as described below.
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
Inherent Limitations on Effectiveness of Controls
Our management, including our CEO and CFO, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and that they are effective at the reasonable assurance level. However, no matter how well conceived and executed, a control system can provide only reasonable and not absolute assurance that the objectives of the control system are met. The design of any control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. There are also limitations that are inherent in any control system. These limitations include the realities that breakdowns can occur because of errors in judgment or mistakes, and that controls can be circumvented by individual persons, by collusion of two or more people, or by management override of the controls. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Intuit Q2 Fiscal 2024 Form 10-Q	47

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
Our consumer tax business also faces significant potential competition from the public sector, where we face the risk of federal and state taxing authorities proposing revenue raising strategies that involve developing and providing government tax software or other government return preparation systems at public expense. These or similar programs have or may be introduced or expanded in the future, which may change the voluntary compliance tax system in ways that could cause us to lose customers and revenue. The IRS Free File Program enables the IRS to offer tax software directly to taxpayers and its continuation depends on a number of factors, including continued broad public awareness of and access to the free program and continued private industry donations, as well as continued government support. The Free File Program operates under an agreement that is scheduled to expire in October 2025. For the 2024 tax filing season, the IRS launched a limited pilot of a free direct online tax filing system. Through this or other programs, the federal government could become a publicly funded direct competitor of the U.S. tax services industry and of Intuit. Government funded services that curtail or eliminate the role of taxpayers in preparing their own taxes could potentially have material and adverse revenue implications on us.
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

Intuit Q2 Fiscal 2024 Form 10-Q	48

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

Intuit Q2 Fiscal 2024 Form 10-Q	49

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
•inability to reduce fixed costs previously associated with the divested assets or business;
•challenges in collecting the proceeds from any divestiture;
•disruption of our ongoing business and distraction of management;

Intuit Q2 Fiscal 2024 Form 10-Q	50

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

Intuit Q2 Fiscal 2024 Form 10-Q	51

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

Intuit Q2 Fiscal 2024 Form 10-Q	52

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

Intuit Q2 Fiscal 2024 Form 10-Q	53

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

Intuit Q2 Fiscal 2024 Form 10-Q	54

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

Intuit Q2 Fiscal 2024 Form 10-Q	55

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

Intuit Q2 Fiscal 2024 Form 10-Q	56

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

Intuit Q2 Fiscal 2024 Form 10-Q	57

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

Intuit Q2 Fiscal 2024 Form 10-Q	58

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

Intuit Q2 Fiscal 2024 Form 10-Q	59

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
Our acquisitions have resulted in significant expenses, including amortization and impairment of acquired technology and other acquired intangible assets, and impairment of goodwill. Total costs and expenses in these categories were $646 million in fiscal 2023; $556 million in fiscal 2022; and $196 million in fiscal 2021. Although under current accounting rules goodwill is not amortized, we may incur impairment charges related to the goodwill already recorded and to goodwill arising out of future acquisitions. We test the impairment of goodwill annually in our fourth fiscal quarter or more frequently if indicators of impairment arise. The timing of the formal annual test may result in charges to our statement of operations in our fourth fiscal quarter that may not have been reasonably foreseen in prior periods. At January 31, 2024, we had $13.8 billion in goodwill and $6.1 billion in net acquired intangible assets on our condensed consolidated balance sheet, both of which may be subject to impairment charges in the future. New acquisitions, and any impairment of the value of acquired intangible assets, may have a significant negative impact on our future financial results.
We have incurred indebtedness and may incur other debt in the future, which may adversely affect our financial condition and future financial results.
As of January 31, 2024, we had an aggregate of $6.0 billion of indebtedness outstanding under our senior unsecured notes, senior unsecured credit facility, and secured credit facilities. Under the agreements governing our indebtedness, we are permitted to incur additional debt. This debt, and any debt that we may incur in the future, may adversely affect our financial condition and future financial results by, among other things:
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

Intuit Q2 Fiscal 2024 Form 10-Q	60

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

Intuit Q2 Fiscal 2024 Form 10-Q	61

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Stock repurchase activity during the three months ended January 31, 2024 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans
November 1, 2023 through November 30, 2023	454,626	$537.46	454,626	$3,000,327,728
December 1, 2023 through December 31, 2023	261,279	$594.52	261,279	$2,844,990,873
January 1, 2024 through January 31, 2024	220,739	$614.31	220,739	$2,709,388,756
Total	936,644	$571.49	936,644
Note: On August 19, 2022, our Board approved an increased authorization under our existing stock repurchase program to purchase up to an additional $2 billion of our common stock. All of the shares repurchased during the three months ended January 31, 2024 were purchased under this plan. On August 22, 2023, our Board approved an increase in the authorization under the existing stock repurchase program under which we are authorized to repurchase up to an additional $2.3 billion of our common stock. At January 31, 2024, we had authorization from our Board of Directors for up to $2.7 billion in stock repurchases.

ITEM 5 - OTHER INFORMATION
During the three months ended January 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K), except as follows. On December 26, 2023, a trust of which Scott D. Cook, founder, Director, and Chairman of the Executive Committee, is a trustee, adopted a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 1,200,000 shares of the Company’s common stock, subject to certain conditions, from May 28, 2024 through October 10, 2025. On January 3, 2024, Sandeep Aujla, Executive Vice President and Chief Financial Officer, adopted a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 4,254 shares of the Company’s common stock, subject to certain conditions, from May 28, 2024 through January 10, 2025.

ITEM 6 - EXHIBITS
See the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q.

Intuit Q2 Fiscal 2024 Form 10-Q	62

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTUIT INC. (Registrant)
Date:	February 22, 2024	By:	/s/ SANDEEP S. AUJLA
Sandeep S. Aujla
Executive Vice President and Chief Financial Officer (Authorized Officer and Principal Financial Officer)

Intuit Q2 Fiscal 2024 Form 10-Q	63

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference

10.01+	Intuit Inc. 2005 Equity Incentive Plan, Amended and Restated through January 18, 2024	X

31.01	Certification of Chief Executive Officer	X

31.02	Certification of Chief Financial Officer	X

32.01*	Section 1350 Certification (Chief Executive Officer)	X

32.02*	Section 1350 Certification (Chief Financial Officer)	X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X

101.SCH	XBRL Taxonomy Extension Schema	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X
________________________________

+	Indicates a management contract or compensatory plan or arrangement.
*	This exhibit is intended to be furnished and shall not be deemed “filed” for purposes of the Securities Exchange Act of 1934, as amended.

Intuit Q2 Fiscal 2024 Form 10-Q	64