Form 10-Q
period 2024-04-30
INTUIT INC.
filed 2024-05-23
CIK 896878

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares (in thousands) of Common Stock, $0.01 par value, outstanding as of May 16, 2024 was 279,547.

INTUIT INC. FORM 10-Q INDEX
Intuit, QuickBooks, TurboTax, Credit Karma, and Mailchimp, among others, are registered trademarks and/or registered service marks of Intuit Inc., or one of its subsidiaries, in the United States and other countries. Other parties’ marks are the property of their respective owners.

Intuit Q3 Fiscal 2024 Form 10-Q	2

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
•our expectation that total service revenue as a percentage of our total revenue to grow over the long term;
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

Intuit Q3 Fiscal 2024 Form 10-Q	3

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

INTUIT INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
(In millions, except per share amounts)	April 30, 2024	April 30, 2023	April 30, 2024	April 30, 2023
Net revenue:
Service	$6,048	$5,404	$11,191	$9,977
Product and other	689	614	1,910	1,679
Total net revenue	6,737	6,018	13,101	11,656
Costs and expenses:
Cost of revenue:
Cost of service revenue	1,014	924	2,517	2,252
Cost of product and other revenue	17	17	55	56
Amortization of acquired technology	36	40	110	122
Selling and marketing	1,419	1,203	3,208	2,922
Research and development	671	604	2,029	1,859
General and administrative	355	332	1,041	959
Amortization of other acquired intangible assets	120	120	360	362
Total costs and expenses	3,632	3,240	9,320	8,532
Operating income	3,105	2,778	3,781	3,124
Interest expense	(60)	(66)	(182)	(180)
Interest and other income, net	27	22	91	50
Income before income taxes	3,072	2,734	3,690	2,994
Income tax provision	683	647	707	699
Net income	$2,389	$2,087	$2,983	$2,295

Basic net income per share	$8.53	$7.44	$10.65	$8.17
Shares used in basic per share calculations	280	281	280	281

Diluted net income per share	$8.42	$7.38	$10.51	$8.11
Shares used in diluted per share calculations	284	283	284	283
See accompanying notes.

Intuit Q3 Fiscal 2024 Form 10-Q	4

INTUIT INC. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Nine Months Ended
(In millions)	April 30, 2024	April 30, 2023	April 30, 2024	April 30, 2023

Net income	$2,389	$2,087	$2,983	$2,295
Other comprehensive income (loss), net of income taxes:
Unrealized gain (loss) on available-for-sale debt securities	(1)	1	5	1
Foreign currency translation gain (loss)	(6)	1	(17)	(2)
Cumulative translation adjustment reclassified to net income	9	—	9	—
Total other comprehensive income (loss), net	2	2	(3)	(1)
Comprehensive income	$2,391	$2,089	$2,980	$2,294
See accompanying notes.

Intuit Q3 Fiscal 2024 Form 10-Q	5

INTUIT INC. CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In millions)	April 30, 2024	July 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$4,215	$2,848
Investments	463	814
Accounts receivable, net	790	405
Notes receivable held for investment, net	698	687
Notes receivable held for sale	7	—
Income taxes receivable	4	29
Prepaid expenses and other current assets	337	354
Current assets before funds receivable and amounts held for customers	6,514	5,137
Funds receivable and amounts held for customers	2,722	420
Total current assets	9,236	5,557
Long-term investments	129	105
Property and equipment, net	1,032	969
Operating lease right-of-use assets	428	469
Goodwill	13,778	13,780
Acquired intangible assets, net	5,950	6,419
Long-term deferred income tax assets	512	64
Other assets	495	417
Total assets	$31,560	$27,780

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$886	$638
Accrued compensation and related liabilities	689	665
Deferred revenue	843	921
Income taxes payable	437	698
Other current liabilities	586	448
Current liabilities before funds payable and amounts due to customers	3,441	3,370
Funds payable and amounts due to customers	2,722	420
Total current liabilities	6,163	3,790
Long-term debt	5,952	6,120
Long-term deferred income tax liabilities	3	4
Operating lease liabilities	468	480
Other long-term obligations	217	117
Total liabilities	12,803	10,511
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock and additional paid-in capital	20,040	19,029
Treasury stock, at cost	(18,495)	(16,772)
Accumulated other comprehensive loss	(58)	(55)
Retained earnings	17,270	15,067
Total stockholders’ equity	18,757	17,269
Total liabilities and stockholders’ equity	$31,560	$27,780
See accompanying notes.

Intuit Q3 Fiscal 2024 Form 10-Q	6

.

INTUIT INC. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	Three Months Ended April 30, 2024
(Dollars in millions, except per share amount; shares in thousands)	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
Balance at January 31, 2024	280,025	$19,739	$(17,911)	$(60)	$15,140	$16,908
Comprehensive income	—	—	—	2	2,389	2,391
Issuance of stock under employee stock plans, net of shares withheld for employee taxes	590	(150)	—	—	—	(150)
Stock repurchases under stock repurchase programs	(910)	—	(584)	—	—	(584)
Dividends and dividend rights declared ($0.90 per share)	—	—	—	—	(259)	(259)
Share-based compensation expense	—	451	—	—	—	451
Balance at April 30, 2024	279,705	$20,040	$(18,495)	$(58)	$17,270	$18,757

	Nine Months Ended April 30, 2024
(Dollars in millions, except per share amount; shares in thousands)	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
Balance at July 31, 2023	280,421	$19,029	$(16,772)	$(55)	$15,067	$17,269
Comprehensive income	—	—	—	(3)	2,983	2,980
Issuance of stock under employee stock plans, net of shares withheld for employee taxes	2,297	(410)	—	—	—	(410)
Stock repurchases under stock repurchase programs	(3,013)	—	(1,723)	—	—	(1,723)
Dividends and dividend rights declared ($2.70 per share)	—	—	—	—	(780)	(780)
Share-based compensation expense	—	1,421	—	—	—	1,421
Balance at April 30, 2024	279,705	$20,040	$(18,495)	$(58)	$17,270	$18,757

See accompanying notes.

Intuit Q3 Fiscal 2024 Form 10-Q	7

INTUIT INC. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	Three Months Ended April 30, 2023
(Dollars in millions, except per share amount; shares in thousands)	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
Balance at January 31, 2023	280,668	$18,392	$(15,824)	$(63)	$13,337	$15,842
Comprehensive income	—	—	—	2	2,087	2,089
Issuance of stock under employee stock plans, net of shares withheld for employee taxes	743	(51)	—	—	—	(51)
Stock repurchases under stock repurchase programs	(1,144)	—	(483)	—	—	(483)
Dividends and dividend rights declared ($0.78 per share)	—	—	—	—	(224)	(224)
Share-based compensation expense	—	419	—	—	—	419
Balance at April 30, 2023	280,267	$18,760	$(16,307)	$(61)	$15,200	$17,592

	Nine Months Ended April 30, 2023
(Dollars in millions, except per share amount; shares in thousands)	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
Balance at July 31, 2022	281,932	$17,725	$(14,805)	$(60)	$13,581	$16,441
Comprehensive income	—	—	—	(1)	2,295	2,294
Issuance of stock under employee stock plans, net of shares withheld for employee taxes	1,993	(229)	—	—	—	(229)
Stock repurchases under stock repurchase programs	(3,658)	—	(1,502)	—	—	(1,502)
Dividends and dividend rights declared ($2.34 per share)	—	—	—	—	(676)	(676)
Share-based compensation expense	—	1,264	—	—	—	1,264
Balance at April 30, 2023	280,267	$18,760	$(16,307)	$(61)	$15,200	$17,592

See accompanying notes.

Intuit Q3 Fiscal 2024 Form 10-Q	8

INTUIT INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
(In millions)	April 30, 2024	April 30, 2023
Cash flows from operating activities:
Net income	$2,983	$2,295
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	111	127
Amortization of acquired intangible assets	470	484
Non-cash operating lease cost	63	68
Share-based compensation expense	1,421	1,264
Deferred income taxes	(361)	(389)
Other	69	48
Total adjustments	1,773	1,602
Originations and purchases of loans held for sale	(96)	—
Sales and principal repayments of loans held for sale	98	—
Changes in operating assets and liabilities:
Accounts receivable	(384)	(269)
Income taxes receivable	25	91
Prepaid expenses and other assets	18	(286)
Accounts payable	286	212
Accrued compensation and related liabilities	20	45
Deferred revenue	(79)	18
Income taxes payable	(262)	646
Operating lease liabilities	(45)	(59)
Other liabilities	130	(91)
Total changes in operating assets and liabilities	(291)	307
Net cash provided by operating activities	4,467	4,204
Cash flows from investing activities:
Purchases of corporate and customer fund investments	(564)	(566)
Sales of corporate and customer fund investments	491	196
Maturities of corporate and customer fund investments	489	335
Purchases of property and equipment	(208)	(220)
Acquisitions of businesses, net of cash acquired	—	(33)
Originations and purchases of loans held for investment	(1,926)	(1,600)
Sales of loans originally classified as held for investment	101	—
Principal repayments of loans held for investment	1,688	1,365
Other	(46)	(26)
Net cash provided by (used in) investing activities	25	(549)
Cash flows from financing activities:
Proceeds from issuance of long-term debt, net of discount and issuance costs	3,956	—
Repayments of debt	(4,200)	(509)
Proceeds from borrowings under unsecured revolving credit facility	100	—
Repayments on borrowings under unsecured revolving credit facility	(100)	—
Proceeds from borrowings under secured revolving credit facilities	95	212
Repayments on borrowings under secured revolving credit facilities	(25)	(22)
Proceeds from issuance of stock under employee stock plans	226	150
Payments for employee taxes withheld upon vesting of restricted stock units	(632)	(376)
Cash paid for purchases of treasury stock	(1,707)	(1,495)

Intuit Q3 Fiscal 2024 Form 10-Q	9

Dividends and dividend rights paid	(773)	(667)
Net change in funds receivable and funds payable and amounts due to customers	2,212	(196)
Other	(3)	(1)
Net cash used in financing activities	(851)	(2,904)
Effect of exchange rates on cash, cash equivalents, restricted cash, and restricted cash equivalents	(12)	2
Net increase in cash, cash equivalents, restricted cash, and restricted cash equivalents	3,629	753
Cash, cash equivalents, restricted cash, and restricted cash equivalents at beginning of period	2,852	2,997
Cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period	$6,481	$3,750

Reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents reported within the condensed consolidated balance sheets to the total amounts reported on the condensed consolidated statements of cash flows
Cash and cash equivalents	$4,215	$3,745
Restricted cash and restricted cash equivalents included in funds receivable and amounts held for customers	2,266	5
Total cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period	$6,481	$3,750

Supplemental schedule of non-cash investing activities:
Transfers of loans originated or purchased as held for investment to held for sale	$106	$—
See accompanying notes.

Intuit Q3 Fiscal 2024 Form 10-Q	10

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
On August 1, 2023, we reorganized certain technology functions in our Consumer and ProTax segments that support and benefit our overall platform. Additionally, certain workplace and real estate functions in our Small Business & Self-Employed segment are now managed at the corporate level. As a result of these reorganizations, costs associated with these functions are no longer included in segment operating income and are now included in other corporate expenses. For the three and nine months ended April 30, 2023, we reclassified expenses totaling $18 million and $37 million from Small Business & Self-Employed, $43 million and $126 million from Consumer, and $14 million and $45 million from ProTax to other corporate expenses, respectively. See Note 12, "Segment Information," for more information.
These unaudited condensed consolidated financial statements and accompanying notes should be read together with the audited consolidated financial statements in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2023. Results for the nine months ended April 30, 2024 are not necessarily indicative of the results we expect for the fiscal year ending July 31, 2024 or any other future period.

Seasonality
Our Consumer and ProTax offerings have a significant and distinct seasonal pattern as sales and revenue from our income tax preparation products and services are typically heavily concentrated in the period from November through April. This seasonal pattern typically results in higher net revenues during our second and third quarters ending January 31 and April 30, respectively.

Significant Accounting Policies
We described our significant accounting policies in Note 1 to the financial statements in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2023. There have been no changes to our significant accounting policies during the first nine months of fiscal 2024.

Intuit Q3 Fiscal 2024 Form 10-Q	11

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
Dividend rights apply to all RSUs that we grant and are accumulated and paid when the underlying RSUs vest. Since the dividend rights are subject to the same vesting requirements as the underlying equity awards, they are considered a contingent transfer of value. Consequently, the RSUs are not considered participating securities, and we do not present them separately in earnings per share.
In loss periods, basic net loss per share and diluted net loss per share are the same since the effect of potential common shares is anti-dilutive and therefore excluded.

Intuit Q3 Fiscal 2024 Form 10-Q	12

The following table presents the composition of shares used in the computation of basic and diluted net income per share for the periods indicated.

	Three Months Ended		Nine Months Ended
(In millions, except per share amounts)	April 30, 2024	April 30, 2023	April 30, 2024	April 30, 2023
Numerator:
Net income	$2,389	$2,087	$2,983	$2,295

Denominator:
Shares used in basic per share amounts:
Weighted-average common shares outstanding	280	281	280	281

Shares used in diluted per share amounts:
Weighted-average common shares outstanding	280	281	280	281
Dilutive common equivalent shares from stock options
and restricted stock awards	4	2	4	2
Dilutive weighted-average common shares outstanding	284	283	284	283

Basic and diluted net income per share:
Basic net income per share	$8.53	$7.44	$10.65	$8.17

Diluted net income per share	$8.42	$7.38	$10.51	$8.11

Shares excluded from diluted net income per share:
Weighted-average stock options and restricted stock units that have been excluded from dilutive common equivalent shares outstanding due to their anti-dilutive effect	—	2	—	2

Deferred Revenue
We record deferred revenue when we have entered into a contract with a customer, and cash payments are received or due prior to transfer of control or satisfaction of the related performance obligation. During the three and nine months ended April 30, 2024, we recognized revenue of $85 million and $890 million, respectively, that was included in deferred revenue at July 31, 2023. During the three and nine months ended April 30, 2023, we recognized revenue of $85 million and $778 million, respectively, that was included in deferred revenue at July 31, 2022.
Our performance obligations are generally satisfied within 12 months of the initial contract date. As of April 30, 2024 and July 31, 2023, the deferred revenue balance related to performance obligations that will be satisfied after 12 months was $4 million and $5 million, respectively, and is included in other long-term obligations on our condensed consolidated balance sheets.

Concentration of Credit Risk and Significant Customers
No customer accounted for 10% or more of total net revenue in the three or nine months ended April 30, 2024 or April 30, 2023. No customer accounted for 10% or more of gross accounts receivable at April 30, 2024 or July 31, 2023.

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

Intuit Q3 Fiscal 2024 Form 10-Q	13

Income Tax - In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures." This standard requires additional disclosures related to the income tax rate reconciliation, income taxes paid by jurisdiction, and other income tax-related disclosures. The standard is effective for fiscal years beginning after December 15, 2024, which means that it will be effective for us for the fiscal year ending July 31, 2026. Early adoption is permitted. The standard should be applied on a prospective basis, and retrospective application is permitted. We are currently evaluating the impact of adopting ASU 2023-09 on our consolidated financial statements and related disclosures.

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

	April 30, 2024			July 31, 2023
(In millions)	Level 1	Level 2	Total Fair Value	Level 1	Level 2	Total Fair Value
Assets:
Cash equivalents, primarily money market funds	$3,174	$—	$3,174	$1,888	$—	$1,888
Available-for-sale debt securities:
Corporate notes	—	470	470	—	805	805
U.S. agency securities	—	143	143	—	209	209
Total available-for-sale debt securities	—	613	613	—	1,014	1,014
Total assets measured at fair value on a recurring basis	$3,174	$613	$3,787	$1,888	$1,014	$2,902
Liabilities:
Senior unsecured notes (1)	$—	$5,286	$5,286	$—	$1,309	$1,309
(1) Carrying values on our condensed consolidated balance sheets at April 30, 2024 and July 31, 2023 were $5.45 billion and $1.49 billion, respectively. See Note 6, “Debt,” for more information.

Intuit Q3 Fiscal 2024 Form 10-Q	14

The following table summarizes our cash equivalents and available-for-sale debt securities by balance sheet classification and level in the fair value hierarchy at the dates indicated.

	April 30, 2024			July 31, 2023
(In millions)	Level 1	Level 2	Total Fair Value	Level 1	Level 2	Total Fair Value
Cash equivalents:
In cash and cash equivalents	$3,174	$—	$3,174	$1,888	$—	$1,888
Available-for-sale debt securities:
In investments	$—	$463	$463	$—	$814	$814
In funds receivable and amounts held for customers	—	150	150	—	200	200
Total available-for-sale debt securities	$—	$613	$613	$—	$1,014	$1,014
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
Financial assets whose fair values we measure using Level 3 inputs consist of notes receivable held for sale. These loans are recorded at the lower of cost or fair value. As of April 30, 2024, total notes receivable held for sale were not material and the difference between amortized cost and fair value was not material.
Financial liabilities whose fair values we measure using Level 2 inputs consist of senior unsecured notes. See Note 6, “Debt,” for more information. We measure the fair value of our senior unsecured notes based on their trading prices and the interest rates we could obtain for other borrowings with similar terms.
There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the nine months ended April 30, 2024.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
Long-term investments primarily include non-marketable equity securities in privately-held companies that do not have a readily determinable fair value. They are accounted for at cost and adjusted based on observable price changes from orderly transactions for identical or similar investments of the same issuer or impairment. These investments are classified as Level 3 in the fair value hierarchy because we estimate the value of these investments using a valuation method based on observable transaction price changes at the transaction date. We recognized no upward adjustments during the three months ended April 30, 2024. We recognized $4 million in upward adjustments during the nine months ended April 30, 2024. We recognized no upward adjustments during the three and nine months ended April 30, 2023. Impairments recognized during the three and nine months ended April 30, 2024 and April 30, 2023 were not material. Cumulative upward adjustments were $75 million, and cumulative impairments were not material through April 30, 2024 for measurement alternative investments held as of April 30, 2024. The carrying value of long-term investments on our condensed consolidated balance sheets was $129 million and $105 million at April 30, 2024 and July 31, 2023, respectively.

3. Cash and Cash Equivalents, Investments, and Funds Receivable and Amounts Held for Customers
We consider highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. In all periods presented, cash equivalents consist primarily of money market funds. Investments consist primarily of investment-grade available-for-sale debt securities. Funds receivable and amounts held for customers represent funds receivable from third-party payment processors for customer transactions, funds in-transit to our customers, and funds held on behalf of our customers that are invested in cash and cash equivalents and investment-grade available-for-sale securities, restricted for use solely for the purpose of satisfying amounts we owe on behalf of our customers.
In the first quarter of fiscal 2024, we updated our terms of service and end user license agreements related to our payroll and payments offerings to reflect a change in our obligations with respect to funds we transmit on behalf of our customers. As a result of the change, our obligations are now satisfied when the funds are settled in the customers' accounts. These obligations, including funds in-transit to our customers, are reflected in funds payable and amounts due to customers in the accompanying condensed consolidated balance sheets. Under our previous agreements, our obligations were satisfied as of the point that we initiated the transmission of the funds on the customers' behalf.

Intuit Q3 Fiscal 2024 Form 10-Q	15

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

	April 30, 2024		July 31, 2023
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Classification on condensed consolidated balance sheets:
Cash and cash equivalents	$4,215	$4,215	$2,848	$2,848
Investments	463	463	819	814
Funds receivable and amounts held for customers	2,724	2,722	424	420
Total cash and cash equivalents, investments, and funds receivable and amounts held for customers	$7,402	$7,400	$4,091	$4,082
The following table summarizes our cash and cash equivalents, investments, and relevant portion of funds receivable and amounts held for customers by investment category at the dates indicated. As of April 30, 2024 and July 31, 2023, this excludes $306 million and $216 million, respectively, of funds receivable included on our condensed consolidated balance sheets in funds receivable and amounts held for customers not measured and recorded at fair value.

	April 30, 2024		July 31, 2023
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Type of issue:
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$6,481	$6,481	$2,852	$2,852
Available-for-sale debt securities:
Corporate notes	472	470	811	805
U.S. agency securities	143	143	212	209
Total available-for-sale debt securities	615	613	1,023	1,014
Total cash, cash equivalents, restricted cash, restricted cash equivalents, and investments	$7,096	$7,094	$3,875	$3,866
We use the specific identification method to compute gains and losses on investments. We include realized gains and losses on our available-for-sale debt securities in interest and other income, net in our condensed consolidated statements of operations. Gross realized gains and losses on our available-for-sale debt securities for the nine months ended April 30, 2024 and April 30, 2023 were not material.
We accumulate unrealized gains and losses on our available-for-sale debt securities, net of tax, in accumulated other comprehensive income or loss in the stockholders’ equity section of our condensed consolidated balance sheets, except for certain unrealized losses described below. Gross unrealized gains and losses on our available-for-sale debt securities at April 30, 2024 and July 31, 2023 were not material.
For available-for-sale debt securities in an unrealized loss position, we determine whether a credit loss exists. The estimate of the credit loss is determined by considering available information relevant to the collectibility of the security and information about past events, current conditions, and reasonable and supportable forecasts. The allowance for credit loss is recorded to interest and other income, net in our condensed consolidated statements of operations, not to exceed the amount of the unrealized loss. Any excess unrealized loss greater than the allowance for credit loss at a security level is recognized in accumulated other comprehensive income or loss in the stockholders' equity section of our condensed consolidated balance sheets. We determined there were no credit losses related to available-for-sale debt securities as of April 30, 2024. Unrealized losses on available-for-sale debt securities at April 30, 2024 were not material. We do not intend to sell these investments. In addition, it is more likely than not that we will not be required to sell them before recovery of the amortized cost basis, which may be at maturity.

Intuit Q3 Fiscal 2024 Form 10-Q	16

The following table summarizes our available-for-sale debt securities, included in investments and relevant portion of funds receivable and amounts held for customers, classified by the stated maturity date of the security at the dates indicated.

	April 30, 2024		July 31, 2023
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$518	$517	$735	$730
Due within two years	64	63	147	144
Due within three years	33	33	141	140
Due after three years	—	—	—	—
Total available-for-sale debt securities	$615	$613	$1,023	$1,014

The following table summarizes our funds receivable and amounts held for customers by asset category at the dates indicated.

(In millions)	April 30, 2024	July 31, 2023
Restricted cash and restricted cash equivalents	$2,266	$4
Restricted available-for-sale debt securities and funds receivable	456	416
Total funds receivable and amounts held for customers	$2,722	$420

(In millions)	April 30, 2023	July 31, 2022
Restricted cash and restricted cash equivalents	$5	$201
Restricted available-for-sale debt securities and funds receivable	383	230
Total funds receivable and amounts held for customers	$388	$431

4. Notes Receivable and Allowances for Loan Losses
As of April 30, 2024, our notes receivable portfolio consisted of notes receivable held for investment, including term loans to small businesses and refund advance loans to consumers, and notes receivable held for sale, including term loans to small businesses. We classify loans as notes receivable held for investment when we have both the intent and ability to hold until maturity or payoff. We classify loans as notes receivable held for sale when we have the intent and ability to sell substantially all of our rights, title, and interests in these qualified loans to a third-party investor. A loan that is initially designated as held for sale or held for investment may be reclassified when our intent for that loan changes. When a loan held for investment is reclassified to held for sale and recorded at the lower of amortized cost or fair value, the related allowance for loan loss for that loan is released, and any adjustment to record the loan at the lower of amortized cost or fair value is recorded.

Notes Receivable Held for Investment
Term loans to small businesses. We provide financing to small businesses via term loans that we originate directly or through an originating bank partner. During the nine months ended April 30, 2024 and 2023, we purchased term loans from our originating bank partner with principal balances in the amount of $1.2 billion and $103 million, respectively. As of April 30, 2024, we had commitments to purchase $22 million in term loans that were originated on or prior to April 30, 2024.
The term loans are not secured and are recorded at amortized cost, net of allowances for loan losses. As of April 30, 2024 and July 31, 2023, the net notes receivable balance for term loans to small businesses was $820 million and $757 million, respectively. The current portion is included in notes receivable held for investment and the long-term portion is included in other assets on our condensed consolidated balance sheets.
We maintain an allowance for loan losses to reserve for potentially uncollectible notes receivable. We evaluate the creditworthiness of our term loan portfolio on a pooled basis due to its composition of loans with similar general credit risk and characteristics and apply a loss rate at the time of loan origination. The allowance is subjective and requires management estimates. The loss rate and underlying probability of default methodology are updated periodically to reflect factors such as actual loan performance, changes to assumptions, portfolio growth, our current credit policies, changes to our applicant base, and macroeconomic conditions. Factors taken into consideration in the methodology include historical performance, customer creditworthiness, changes in the size and composition of the loan portfolio, delinquency levels, and actual credit loss experience. We use empirical data and management judgment to estimate losses for new credit tests or products for which we do not have enough history. We make judgments about the known and inherent risks in the loan portfolio, adverse situations that may affect borrowers’ ability to repay, and current and future economic conditions. When we determine that amounts are uncollectible, we write them off against the allowance. As of April 30, 2024 and July 31, 2023, the allowances for loan losses on term loans to small businesses were not material.

Intuit Q3 Fiscal 2024 Form 10-Q	17

We consider a loan to be delinquent when the payments are one day past due. We place delinquent term loans on nonaccrual status and stop accruing interest revenue. Term loans are returned to accrual status if they are brought current or have performed in accordance with the contractual terms for a reasonable period of time and, in our judgment, will continue to make periodic principal and interest payments as per contractual terms. Past due amounts were not material for all periods presented.
Interest revenue is earned on term loans originated and purchased and held for investment in accordance with the specified period of time and defined interest rate noted in the loan contract. Interest revenue is recorded net of amortized direct origination costs and is included in service revenue in our condensed consolidated statements of operations. Interest revenue was not material for all periods presented.
Refund Advance Loans. Refund advance loans are loans available to eligible TurboTax customers based on a customer's anticipated income tax refund, at no cost to the customer. The loans are repaid from the customer's income tax refund, which is generally received within three to four weeks after acceptance of the customer's income tax return by the IRS. We partner with a third-party issuing bank to originate the loans and subsequently purchase full participating interests in those loans. The refund advance loans are not secured and are recorded at amortized cost, net of an allowance for loan losses. As of April 30, 2024 and July 31, 2023, the net notes receivable balance for refund advance loans was $12 million and $5 million, respectively. We maintain an allowance for loan losses to reserve for potentially uncollectible loans. We estimate the allowance based on the expected funding of refunds by the IRS using historical trends. When we determine that any amounts are uncollectible, we write them off against the allowance. As of April 30, 2024 and July 31, 2023, the allowance for loan losses on refund advance loans was not material.

Notes Receivable Held for Sale
Term loans to small businesses. We have a forward flow arrangement with an institutional investor. Pursuant to this arrangement, we have a commitment to sell to the institutional investor a minimum of $250 million in participation interests in unsecured term loans purchased or made to small businesses over 18 months, subject to certain eligibility criteria. As of April 30, 2024, the remaining commitment to sell term loans under this arrangement was $57 million.
Notes receivable held for sale are recorded at the lower of amortized cost or fair value determined on an individual loan basis. To determine fair value, we utilize a cash flow methodology, taking into account estimated timing and expected selling prices. As of April 30, 2024, the balance of loans held for sale was $7 million and is included in notes receivable held for sale on our condensed consolidated balance sheets. Total sales of term loans during the nine months ended April 30, 2024 were $193 million. For the three and nine months ended April 30, 2024, gains on sales of loans were not material.

5. Acquired Intangible Assets
The following table shows the cost, accumulated amortization, and weighted-average life in years for our acquired intangible assets at the dates indicated. The weighted-average lives are calculated for assets that are not fully amortized.

(Dollars in millions)	Customer Lists / User Relationships	Purchased Technology	Trade Names and Logos	Covenants Not to Compete or Sue	Total

At April 30, 2024:
Cost	$6,197	$1,619	$680	$41	$8,537
Accumulated amortization	(1,500)	(866)	(180)	(41)	(2,587)
Acquired intangible assets, net	$4,697	$753	$500	$—	$5,950
Weighted-average life in years	14	9	13	0	13

At July 31, 2023:
Cost	$6,197	$1,616	$680	$42	$8,535
Accumulated amortization	(1,178)	(756)	(140)	(42)	(2,116)
Acquired intangible assets, net	$5,019	$860	$540	$—	$6,419
Weighted-average life in years	14	8	13	0	13

Intuit Q3 Fiscal 2024 Form 10-Q	18

The following table shows the expected future amortization expense for our acquired intangible assets at April 30, 2024. Amortization of purchased technology is charged to amortization of acquired technology in our condensed consolidated statements of operations. Amortization of other acquired intangible assets, such as customer lists, is charged to amortization of other acquired intangible assets in our condensed consolidated statements of operations. If impairment events occur, they could accelerate the timing of acquired intangible asset charges.

(In millions)	Expected Future Amortization Expense
Fiscal year ending July 31,
2024 (excluding the nine months ended April 30, 2024)	$156
2025	623
2026	621
2027	594
2028	581
Thereafter	3,375
Total expected future amortization expense	$5,950

6. Debt
The carrying value of our debt was as follows at the dates indicated:

(Dollars in millions)	April 30, 2024	July 31, 2023	Effective Interest Rate
Senior unsecured notes issued June 2020:
0.950% notes due July 2025	$500	$500	1.127%
1.350% notes due July 2027	500	500	1.486%
1.650% notes due July 2030	500	500	1.767%
Senior unsecured notes issued September 2023:
5.250% notes due September 2026	750	—	5.367%
5.125% notes due September 2028	750	—	5.221%
5.200% notes due September 2033	1,250	—	5.268%
5.500% notes due September 2053	1,250	—	5.565%
Term loan	—	4,200
Secured revolving credit facilities	500	430
Total principal balance of debt	6,000	6,130
Unamortized discount and debt issuance costs	(48)	(10)
Net carrying value of debt	$5,952	$6,120

Short-term debt	$—	$—
Long-term debt	$5,952	$6,120
Future principal payments for debt at April 30, 2024 were as shown in the table below.

(In millions)
Fiscal year ending July 31,
2024 (excluding the nine months ended April 30, 2024)	$—
2025	500
2026	275
2027	1,475
2028	—
Thereafter	3,750
Total future principal payments for debt	$6,000

Intuit Q3 Fiscal 2024 Form 10-Q	19

Senior Unsecured Notes
2020 Notes. In June 2020, we issued four series of senior unsecured notes (together, the 2020 Notes) pursuant to a public debt offering. The proceeds from the issuance were $1.98 billion, net of debt discount of $2 million and debt issuance costs of $15 million. As of April 30, 2024, $1.5 billion of the 2020 Notes remained outstanding.
Interest is payable semiannually on January 15 and July 15 of each year. The discount and debt issuance costs are amortized to interest expense over the term of the 2020 Notes under the effective interest method. We paid $10 million and $12 million in interest on the 2020 Notes during the nine months ended April 30, 2024 and 2023, respectively.
The 2020 Notes are senior unsecured obligations of Intuit and rank equally with all existing and future unsecured and unsubordinated indebtedness of Intuit and are redeemable by us at any time, subject to a make-whole premium. Upon the occurrence of change of control transactions that are accompanied by certain downgrades in the credit ratings of the 2020 Notes, we will be required to repurchase the 2020 Notes at a repurchase price equal to 101% of the aggregate outstanding principal plus any accrued and unpaid interest to but not including the date of repurchase. The indenture governing the 2020 Notes requires us to comply with certain covenants. For example, the 2020 Notes limit our ability to create certain liens and enter into sale and leaseback transactions. As of April 30, 2024, we were compliant with all covenants governing the 2020 Notes.
2023 Notes. In September 2023, we issued four series of senior unsecured notes (together, the 2023 Notes) pursuant to a public debt offering. The proceeds from the issuance were $3.96 billion, net of debt discount of $20 million and debt issuance costs of $24 million, and were used, together with operating cash, to repay the outstanding balance on our unsecured term loan. As of April 30, 2024, $4.0 billion of the 2023 Notes remained outstanding.
Interest is payable semiannually on March 15 and September 15 of each year. The discount and debt issuance costs are amortized to interest expense over the term of the 2023 Notes under the effective interest method. We paid $106 million in interest on the 2023 Notes during the nine months ended April 30, 2024.
The 2023 Notes are senior unsecured obligations of Intuit and rank equally with all existing and future unsecured and unsubordinated indebtedness of Intuit and are redeemable by us at any time, subject to a make-whole premium. The indenture governing the 2023 Notes requires us to comply with certain covenants. For example, the 2023 Notes limit our ability to create certain liens and enter into sale and leaseback transactions. As of April 30, 2024, we were compliant with all covenants governing the 2023 Notes.

Unsecured Credit Facilities
2021 Credit Facility. On February 5, 2024, we terminated our amended and restated credit agreement dated November 1, 2021 (2021 Credit Facility). The 2021 Credit Facility included a $4.7 billion unsecured term loan that was repaid in September 2023, and a $1 billion unsecured revolving credit facility that was set to mature on November 1, 2026. There were no amounts outstanding on the unsecured revolving credit facility at the time it was terminated.
We paid $42 million and $164 million in interest on the term loan during the nine months ended April 30, 2024 and 2023, respectively. Interest paid on the unsecured revolving credit facility was not material during the nine months ended April 30, 2024 and 2023.
2024 Credit Facility. On February 5, 2024, we entered into a credit agreement with certain lenders providing for a $1.5 billion unsecured revolving credit facility that expires on February 5, 2029 (2024 Credit Facility), which replaced the 2021 Credit Facility.
Under the 2024 Credit Facility, we may, subject to certain customary conditions, including approval of relevant lenders, on one or more occasions, increase commitments under the 2024 Credit Facility by an amount not to exceed $1 billion in the aggregate, and, on one or more occasions, extend the maturity date of the 2024 Credit Facility by one year. The 2024 Credit Facility includes a $500 million sublimit for borrowing swingline loans and a $250 million sublimit for the issuance of letters of credit. Advances under the unsecured revolving credit facility accrue interest at rates equal to (a) in the case of U.S. dollar borrowings, at our election, either (i) the alternate base rate plus a margin that ranges from 0.0% to 0.125%, or (ii) the adjusted term Secured Overnight Finance Rate (SOFR) plus a margin that ranges from 0.7% to 1.125%, or (b) in the case of foreign currency borrowings, the interest benchmark for the relevant currency specified in the credit agreement plus a margin that ranges from 0.7% to 1.125%. Actual margins under either election are based on our senior debt credit ratings.
The 2024 Credit Facility includes customary affirmative and negative covenants, including a financial covenant that requires us to maintain a ratio of total gross debt to earnings before interest, taxes, depreciation and amortization (EBITDA), as defined in the agreement, of not greater than 4.00 to 1.00 as measured on a rolling twelve month basis as of the last day of each fiscal quarter. As of April 30, 2024, we were compliant with all required covenants. At April 30, 2024, no amounts were outstanding under the 2024 Credit Facility. We paid no interest on this unsecured revolving credit facility during the nine months ended April 30, 2024.

Secured Revolving Credit Facilities
2019 Secured Facility. On February 19, 2019, a subsidiary of Intuit entered into a secured revolving credit facility with a lender to fund a portion of our loans to qualified small businesses (the 2019 Secured Facility). The 2019 Secured Facility is secured by

Intuit Q3 Fiscal 2024 Form 10-Q	20

cash and receivables of the subsidiary and is non-recourse to Intuit Inc. We have entered into several amendments to this facility, most recently on December 15, 2023. These amendments primarily increase the facility limit, extend the commitment term and final maturity date, and update the benchmark interest rate. Under the amended 2019 Secured Facility, the facility limit is $500 million, of which $300 million is committed and $200 million is uncommitted. Advances accrue interest at adjusted daily simple SOFR plus 1.5%. Unused portions of the committed credit facility accrue interest at a rate ranging from 0.25% to 0.75%, depending on the total unused committed balance. The commitment term is through July 18, 2025, and the final maturity date is July 20, 2026. The agreement includes certain affirmative and negative covenants, including financial covenants that require the subsidiary to maintain specified financial ratios. As of April 30, 2024, we were compliant with all required covenants. At April 30, 2024, $275 million was outstanding under the 2019 Secured Facility and the weighted-average interest rate was 6.96%, which includes the interest on the unused committed portion. The outstanding balance is secured by cash and receivables of the subsidiary totaling $1.0 billion. Interest on the 2019 Secured Facility is payable monthly. We paid $15 million and $11 million in interest on this secured revolving credit facility during the nine months ended April 30, 2024 and 2023, respectively.
2022 Secured Facility. On October 12, 2022, another subsidiary of Intuit entered into a secured revolving credit facility with a lender to fund a portion of our loans to qualified small businesses (the 2022 Secured Facility). The 2022 Secured Facility is secured by cash and receivables of the subsidiary and is non-recourse to Intuit Inc. We have entered into several amendments to this facility, most recently on April 30, 2024. These amendments primarily extend the commitment term and final maturity date and increase the commitment amount. Under the amended 2022 Secured Facility, the facility limit is $500 million, of which $300 million is committed and $200 million is uncommitted. Advances accrue interest at SOFR plus 1.3%. Unused portions of the committed credit facility accrue interest at a rate ranging from 0.2% to 0.4%, depending on the total unused committed balance. The commitment term is through April 30, 2026, and the final maturity date is April 30, 2027. The agreement includes certain affirmative and negative covenants, including financial covenants that require the subsidiary to maintain specified financial ratios. As of April 30, 2024, we were compliant with all required covenants. At April 30, 2024, $225 million was outstanding under the 2022 Secured Facility and the weighted-average interest rate was 6.71%, which includes the interest on the unused committed portion. The outstanding balance is secured by cash and receivables of the subsidiary totaling $666 million. Interest on the 2022 Secured Facility is payable monthly. We paid $8 million and $2 million in interest on this secured revolving credit facility during the nine months ended April 30, 2024 and 2023, respectively.

7. Other Liabilities and Commitments

Other Current Liabilities
Other current liabilities were as follows at the dates indicated:

(In millions)	April 30, 2024	July 31, 2023
Executive deferred compensation plan liabilities	$194	$171
Sales, property, and other taxes	88	45
Current portion of operating lease liabilities	78	89
Reserve for returns, credits, and promotional discounts	75	32
Interest payable	36	12
Other	115	99
Total other current liabilities	$586	$448
The balances of several of our other current liabilities, particularly our reserves for product returns, credits, and promotional discounts, are affected by the seasonality of our business. See Note 1, “Description of Business and Summary of Significant Accounting Policies – Seasonality,” for more information.

Other Long-Term Obligations
Other long-term obligations were as follows at the dates indicated:

(In millions)	April 30, 2024	July 31, 2023
Income tax liabilities	$165	$76
Dividends payable	19	16
Deferred revenue	4	5
Other	29	20
Total other long-term obligations	$217	$117

Intuit Q3 Fiscal 2024 Form 10-Q	21

Unconditional Purchase Obligations
We describe our unconditional purchase obligations in Note 9 to the financial statements in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2023. There were no significant changes outside the ordinary course of business in our purchase obligations during the nine months ended April 30, 2024.

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
We sublease certain office facilities to third parties. These subleases have remaining lease terms of up to 6 years, some of which include one or more options to extend the subleases for up to 5 years per option.
The components of lease expense were as follows:

	Three Months Ended		Nine Months Ended
(In millions)	April 30, 2024	April 30, 2023	April 30, 2024	April 30, 2023
Operating lease cost (1)	$25	$33	$77	$97
Variable lease cost	6	6	18	15
Sublease income	(3)	(3)	(9)	(9)
Total net lease cost	$28	$36	$86	$103
(1)    Includes short-term leases, which were not material for each of the three and nine months ended April 30, 2024 and 2023.
Supplemental cash flow information related to operating leases was as follows:

	Nine Months Ended
(In millions)	April 30, 2024	April 30, 2023
Cash paid for amounts included in the measurement of operating lease liabilities	$58	$73
Right-of-use assets obtained in exchange for operating lease liabilities	$28	$23
Other information related to operating leases was as follows at the dates indicated:

	April 30, 2024	July 31, 2023
Weighted-average remaining lease term for operating leases	7.9 years	7.9 years
Weighted-average discount rate for operating leases	3.3%	3.0%

Intuit Q3 Fiscal 2024 Form 10-Q	22

Future minimum lease payments under non-cancellable operating leases as of April 30, 2024 were as follows:

(In millions)	Operating Leases (1)
Fiscal year ending July 31,
2024 (excluding the nine months ended April 30, 2024)	$17
2025	99
2026	84
2027	74
2028	65
Thereafter	289
Total future minimum lease payments	628
Less imputed interest	(82)
Present value of lease liabilities	$546
(1)    Non-cancellable sublease proceeds for the remainder of the fiscal year ending July 31, 2024 and the fiscal years ending July 31, 2025, 2026, 2027, 2028, and thereafter of $3 million, $7 million, $2 million, $1 million, $1 million, and $2 million, respectively, are not included in the table above.
Supplemental balance sheet information related to operating leases was as follows at the dates indicated:

(In millions)	April 30, 2024	July 31, 2023

Operating lease right-of-use assets	$428	$469

Other current liabilities	$78	$89
Operating lease liabilities	468	480
Total operating lease liabilities	$546	$569

9. Income Taxes

Effective Tax Rate
We compute our provision for or benefit from income taxes by applying the estimated annual effective tax rate to income or loss from recurring operations and adding the effects of any discrete income tax items specific to the period.
For the three and nine months ended April 30, 2024, we recognized excess tax benefits on share-based compensation of $40 million and $123 million, respectively, in our provision for income taxes. For the three and nine months ended April 30, 2023, we recognized excess tax benefits on share-based compensation of $17 million and $15 million, respectively, in our provision for income taxes.
Our effective tax rates for the three and nine months ended April 30, 2024 were approximately 22% and 19%, respectively. Excluding discrete tax items primarily related to share-based compensation, our effective tax rate for both periods was approximately 24%. The difference from the federal statutory rate of 21% was primarily due to state income taxes and non-deductible share-based compensation, which were partially offset by the tax benefit we received from the federal research and experimentation credit.
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

Intuit Q3 Fiscal 2024 Form 10-Q	23

Unrecognized Tax Benefits and Other Considerations
The total amount of our unrecognized tax benefits at April 30, 2024 was $309 million. If we were to recognize these net benefits, our income tax expense would reflect a favorable net impact of $210 million. The increase in the unrecognized tax benefits during the nine months ended April 30, 2024 was primarily related to positions taken on the tax return. We do not believe that it is reasonably possible that there will be a significant increase or decrease in our unrecognized tax benefits over the next 12 months.
We offset a $61 million and $85 million long-term liability for uncertain tax positions against our long-term income tax receivable at April 30, 2024 and July 31, 2023, respectively. The long-term income tax receivable at April 30, 2024 was primarily related to the government’s approval of a method of accounting change request for fiscal 2018. The long-term income tax receivable at July 31, 2023 was primarily related to the government’s approval of a method of accounting change request for fiscal 2018 and a refund claim related to Credit Karma’s alternative minimum tax credit that was recorded as part of the acquisition.

10. Stockholders’ Equity

Stock Repurchase Programs and Treasury Shares
Intuit’s Board of Directors has authorized a series of common stock repurchase programs. Shares of common stock repurchased under these programs become treasury shares. During the nine months ended April 30, 2024, we repurchased a total of 3.0 million shares for $1.7 billion under these programs. Included in this amount were $22 million of repurchases, which occurred in late April 2024 and settled in early May 2024. On August 22, 2023, our Board of Directors approved an increase in the authorization under the existing stock repurchase program under which we are authorized to repurchase up to an additional $2.3 billion of our common stock. At April 30, 2024, we had authorization from our Board of Directors for up to $2.1 billion in stock repurchases. Future stock repurchases under the current program are at the discretion of management, and authorization of future stock repurchase programs is subject to the final determination of our Board of Directors.
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
In the past, we have satisfied option exercises and restricted stock unit vesting under our employee equity incentive plans by reissuing treasury shares, and we may do so again in the future. For all periods presented, we issued new shares of common stock to satisfy option exercises and RSU vesting under our 2005 Equity Incentive Plan. We have not yet determined the ultimate disposition of the shares that we have repurchased in the past, and consequently we continue to hold them as treasury shares.

Dividends on Common Stock
During the nine months ended April 30, 2024, we declared quarterly cash dividends that totaled $2.70 per share of outstanding common stock for a total of $780 million. In May 2024, our Board of Directors declared a quarterly cash dividend of $0.90 per share of outstanding common stock payable on July 18, 2024 to stockholders of record at the close of business on July 10, 2024. Future declarations of dividends and the establishment of future record dates and payment dates are subject to the final determination of our Board of Directors.

Intuit Q3 Fiscal 2024 Form 10-Q	24

Share-Based Compensation Expense
The following table summarizes the total share-based compensation expense that we recorded in operating income for the periods shown.

	Three Months Ended		Nine Months Ended
(In millions)	April 30, 2024	April 30, 2023	April 30, 2024	April 30, 2023
Cost of revenue	$98	$114	$300	$291
Selling and marketing	121	96	369	310
Research and development	155	116	478	384
General and administrative	77	93	274	279
Total share-based compensation expense	$451	$419	$1,421	$1,264

Share-Based Awards Available for Grant
A summary of share-based awards available for grant under our plans for the nine months ended April 30, 2024 was as follows:

(Shares in thousands)	Shares Available for Grant
Balance at July 31, 2023	19,026
Additional shares authorized	12,200
Restricted stock units granted (1)	(2,237)
Options granted	—
Share-based awards canceled/forfeited/expired (1) (2)	4,565
Balance at April 30, 2024	33,554
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

Restricted Stock Unit and Restricted Stock Activity
A summary of RSU and restricted stock activity for the nine months ended April 30, 2024 was as follows:

(Shares in thousands)	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested at July 31, 2023	11,894	$433.70
Granted	973	586.29
Vested	(2,795)	422.04
Forfeited	(854)	386.31
Nonvested at April 30, 2024	9,218	$457.72
At April 30, 2024, there was approximately $3.6 billion of unrecognized compensation cost related to non-vested RSUs and restricted stock with a weighted-average vesting period of 2.6 years. We will adjust unrecognized compensation cost for actual forfeitures as they occur.

Intuit Q3 Fiscal 2024 Form 10-Q	25

Stock Option Activity
A summary of stock option activity for the nine months ended April 30, 2024 was as follows:

	Options Outstanding
(Shares in thousands)	Number of Shares	Weighted- Average Exercise Price Per Share
Balance at July 31, 2023	2,130	$360.17
Granted	—	—
Exercised	(530)	212.37
Canceled or expired	(100)	466.02
Balance at April 30, 2024	1,500	$405.32

Exercisable at April 30, 2024	837	$348.51
At April 30, 2024, there was approximately $81 million of unrecognized compensation cost related to non-vested stock options with a weighted-average vesting period of 2.6 years. We will adjust unrecognized compensation cost for actual forfeitures as they occur.

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
These proceedings also included individual demands for arbitration that were filed beginning in October 2019. As of January 31, 2023, we settled all of these arbitration claims, without any admission of wrongdoing, for an amount that was not material. In June 2021, we received a demand and draft complaint from the Federal Trade Commission (FTC) and certain state attorneys general relating to the ongoing inquiries described above. On March 29, 2022, the FTC filed an action in federal court seeking a temporary restraining order and a preliminary injunction enjoining certain Intuit business practices pending resolution of the FTC’s administrative complaint seeking to permanently enjoin certain Intuit business practices (the FTC Actions). On April 22, 2022, the Northern District of California denied the FTC’s requests for a temporary restraining order and a preliminary injunction. Beginning on March 27, 2023, a final hearing on the administrative action was held before an administrative law judge (ALJ) at the FTC and, on August 29, 2023, the FTC's ALJ issued a decision in favor of the FTC and adverse to Intuit. On January 19, 2024, the FTC Commissioners affirmed the ALJ's decision and issued a final order that requires us to adhere to certain marketing practices and does not contain any monetary penalties. On January 21, 2024, we filed a petition for review with the United States Court of Appeals for the Fifth Circuit and this appeal is pending. The FTC's order became effective on March 23, 2024, and is now pending review by the Court of Appeals. We intend to continue to defend our position on the merits of this case. However, the defense and resolution of this matter could involve significant costs.
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
In view of the complexity and ongoing and uncertain nature of the outstanding proceedings and inquiries, at this time, we are unable to estimate a reasonably possible financial loss or range of financial loss that we may incur to resolve or settle the remaining matters.
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

Intuit Q3 Fiscal 2024 Form 10-Q	26

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
On August 1, 2023, we reorganized certain technology functions in our Consumer and ProTax segments that support and benefit our overall platform. Additionally, certain workplace and real estate functions in our Small Business & Self-Employed segment are now managed at the corporate level. As a result of these reorganizations, costs associated with these functions are no longer included in segment operating income and are now included in other corporate expenses. For the three and nine months ended April 30, 2023, we reclassified expenses totaling $18 million and $37 million from Small Business & Self-Employed, $43 million and $126 million from Consumer, and $14 million and $45 million from ProTax to other corporate expenses, respectively.

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

All of our segments operate primarily in the United States and sell primarily to customers in the United States. Total international net revenue was approximately 6% and 8% of consolidated net revenue for the three and nine months ended April 30, 2024, respectively. Total international net revenue was approximately 6% and 8% of consolidated net revenue for the three and nine months ended April 30, 2023, respectively.
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

Intuit Q3 Fiscal 2024 Form 10-Q	27

The following table shows our financial results by reportable segment for the periods indicated.

	Three Months Ended		Nine Months Ended
(In millions)	April 30, 2024	April 30, 2023	April 30, 2024	April 30, 2023
Net revenue:
Small Business & Self-Employed	$2,387	$2,021	$6,976	$5,906
Consumer	3,653	3,341	4,332	4,007
Credit Karma	443	410	1,223	1,210
ProTax	254	246	570	533
Total net revenue	$6,737	$6,018	$13,101	$11,656

Operating income:
Small Business & Self-Employed	$1,451	$1,140	$4,266	$3,359
Consumer	2,728	2,574	2,929	2,845
Credit Karma	110	111	280	301
ProTax	225	217	486	453
Total segment operating income	4,514	4,042	7,961	6,958
Unallocated corporate items:
Share-based compensation expense	(451)	(419)	(1,421)	(1,264)
Other corporate expenses	(802)	(685)	(2,289)	(2,086)
Amortization of acquired technology	(36)	(40)	(110)	(122)
Amortization of other acquired intangible assets	(120)	(120)	(360)	(362)
Total unallocated corporate items	(1,409)	(1,264)	(4,180)	(3,834)
Total operating income	$3,105	$2,778	$3,781	$3,124
Revenue classified by significant service and product offerings was as follows:

	Three Months Ended		Nine Months Ended
(In millions)	April 30, 2024	April 30, 2023	April 30, 2024	April 30, 2023
Net revenue:
QuickBooks Online Accounting	$860	$723	$2,484	$2,087
Online Services	894	745	2,576	2,121
Total Online Ecosystem	1,754	1,468	5,060	4,208
QuickBooks Desktop Accounting	337	280	969	807
Desktop Services and Supplies	296	273	947	891
Total Desktop Ecosystem	633	553	1,916	1,698
Small Business & Self-Employed	2,387	2,021	6,976	5,906
Consumer	3,653	3,341	4,332	4,007
Credit Karma	443	410	1,223	1,210
ProTax	254	246	570	533
Total net revenue	$6,737	$6,018	$13,101	$11,656

Intuit Q3 Fiscal 2024 Form 10-Q	28

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
In the Results of Operations section of this MD&A, where we describe two or more factors that contributed to changes in revenue and operating income, we have, where possible, quantified the impact of those factors. Where a change is the result of multiple factors that are interrelated and cannot be separately quantified, we have identified the interrelated factors without quantifying them.
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
On August 1, 2023, we reorganized certain technology functions in our Consumer and ProTax segments that support and benefit our overall platform. Additionally, certain workplace and real estate functions in our Small Business & Self-Employed segment are now managed at the corporate level. As a result of these reorganizations, costs associated with these functions are no longer included in segment operating income and are now included in other corporate expenses. For the three and nine months ended April 30, 2023, we reclassified expenses totaling $18 million and $37 million from Small Business & Self-Employed, $43 million and $126 million from Consumer, and $14 million and $45 million from ProTax to other corporate expenses, respectively. See Note 12, "Segment Information," for more information.

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

Intuit Q3 Fiscal 2024 Form 10-Q	29

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

Intuit Q3 Fiscal 2024 Form 10-Q	30

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

Intuit Q3 Fiscal 2024 Form 10-Q	31

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

Overview of Financial Results
The most important financial indicators that we use to assess our business are revenue growth for the company as a whole and for each reportable segment; operating income growth for the company as a whole; earnings per share; and cash flow from operations. We also track certain non-financial drivers of revenue growth and, when material, identify them in the applicable discussions of segment results below. Service offerings are a significant part of our business. We expect our total service revenue as a percentage of our total revenue to grow over the long term.
Key highlights for the first nine months of fiscal 2024 include the following:

Revenue of	Small Business & Self-Employed segment revenue of	Consumer segment revenue of
$13.1 B	$7.0 B	$4.3 B
up 12% from the same period of fiscal 2023	up 18% from the same period of fiscal 2023	up 8% from same period of fiscal 2023

Operating income of	Net income of	Diluted net income per share of
$3.8 B	$3.0 B	$10.51
up 21% from the same period of fiscal 2023	up 30% from the same period of fiscal 2023	up 30% from the same period of fiscal 2023

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
In preparing our condensed consolidated financial statements, we make estimates, assumptions, and judgments that can have a significant impact on our net revenue, operating income or loss, and net income or loss, as well as on the value of certain assets and liabilities on our condensed consolidated balance sheets. We believe that the estimates, assumptions, and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2023 have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. There were no significant changes in those critical accounting policies and estimates during the first nine months of fiscal 2024. Senior management has reviewed the development and selection of our critical accounting policies and estimates and their disclosure in this Quarterly Report on Form 10-Q with the Audit and Risk Committee of our Board of Directors.

Intuit Q3 Fiscal 2024 Form 10-Q	32

RESULTS OF OPERATIONS

Financial Overview

(Dollars in millions, except per share amounts)	Q3 FY24	Q3 FY23	$ Change	% Change	YTD Q3 FY24	YTD Q3 FY23	$ Change	% Change
Total net revenue	$6,737	$6,018	$719	12%	$13,101	$11,656	$1,445	12%
Operating income	3,105	2,778	327	12%	3,781	3,124	657	21%
Net income	2,389	2,087	302	14%	2,983	2,295	688	30%
Diluted net income per share	$8.42	$7.38	$1.04	14%	$10.51	$8.11	$2.40	30%
Current Fiscal Quarter
Total net revenue for the third quarter of fiscal 2024 increased $719 million, or 12%, compared with the same quarter of fiscal 2023. Our Small Business & Self-Employed segment revenue increased during the quarter due to growth in our Online Ecosystem revenue. Consumer segment revenue increased due to the interrelated factors of a shift in mix to our higher-priced service offerings, such as TurboTax Live, and higher effective prices. See “Segment Results” later in this Item 2 for more information about the results for all of our reportable segments.
Operating income for the third quarter of fiscal 2024 increased $327 million, or 12%, compared to the same quarter of fiscal 2023. The increase in operating income was due to the increase in revenue described above, partially offset by increases in expenses. Expenses increased due to staffing, marketing, outside services, and share-based compensation. See "Cost of Revenue" and “Operating Expenses” later in this Item 2 for more information.
Net income for the third quarter of fiscal 2024 increased $302 million, or 14%, compared with the same quarter of fiscal 2023. The increase in net income was due to the increase in operating income described above, partially offset by an increase in the associated income tax expense. Diluted net income per share increased to $8.42 for the third quarter of fiscal 2024 compared to $7.38 for the same quarter of fiscal 2023, in line with the increase in net income.
Fiscal Year to Date
Total net revenue for the first nine months of fiscal 2024 increased $1.4 billion, or 12%, compared with the same period of fiscal 2023. Our Small Business & Self-Employed segment revenue increased during the period due to growth in our Online Ecosystem revenue. Consumer segment revenue increased due to the interrelated factors of a shift in mix to our higher-priced service offerings, such as TurboTax Live, and higher effective prices. See “Segment Results” later in this Item 2 for more information about the results for all of our reportable segments.
Operating income for the first nine months of fiscal 2024 increased $657 million, or 21%, compared with the same period of fiscal 2023. The increase in operating income was due to the increase in revenue described above and an increase in expenses that was at a lower rate than the increase in revenue. Expenses increased due to staffing, share-based compensation, marketing, and outside services. See "Cost of Revenue" and “Operating Expenses” later in this Item 2 for more information.
Net income for the first nine months of fiscal 2024 increased $688 million, or 30%, compared with the same period of fiscal 2023. The increase in net income was due to the increase in operating income described above and an increase in interest income due to higher average interest rates. Diluted net income per share increased to $10.51 for the first nine months of fiscal 2024 compared to $8.11 for the same period in fiscal 2023, in line with the increase in net income.

Segment Results
The information below is organized in accordance with our four reportable segments. See “Executive Overview – About Intuit” earlier in this Item 2 and Note 12 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report for more information. All of our segments operate and sell to customers primarily in the United States. Total international net revenue was approximately 6% and 8% of consolidated net revenue for the three and nine months ended April 30, 2024, respectively. Total international net revenue was approximately 6% and 8% of consolidated net revenue for the three and nine months ended April 30, 2023, respectively.
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

Intuit Q3 Fiscal 2024 Form 10-Q	33

segment are now managed at the corporate level. As a result of these reorganizations, costs associated with these functions are no longer included in segment operating income and are now included in other corporate expenses. For the three and nine months ended April 30, 2023, we reclassified expenses totaling $18 million and $37 million from Small Business & Self-Employed, $43 million and $126 million from Consumer, and $14 million and $45 million from ProTax to other corporate expenses, respectively.
Segment operating income or loss is segment net revenue less segment cost of revenue and operating expenses. See “Executive Overview – Industry Trends and Seasonality” earlier in this Item 2 for a description of the seasonality of our business. We include expenses such as corporate selling and marketing, product development, general and administrative, and non-employment related legal and litigation settlement costs, which are not allocated to specific segments, in unallocated corporate items as part of other corporate expenses. For our Credit Karma reportable segment, segment expenses include certain direct expenses related to selling and marketing, product development, and general and administrative. Unallocated corporate items for all segments include share-based compensation, amortization of acquired technology, amortization of other acquired intangible assets, goodwill and intangible asset impairment charges, and professional fees and transaction charges related to business combinations. These unallocated corporate costs for all segments totaled $4.2 billion in the first nine months of fiscal 2024 and $3.8 billion in the first nine months of fiscal 2023. Unallocated corporate items increased in the fiscal 2024 period, due to increases in share-based compensation expense, general and administrative expense, and corporate product development expense. See Note 12 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report for reconciliations of total segment operating income or loss to consolidated operating income or loss for each fiscal period presented.

Intuit Q3 Fiscal 2024 Form 10-Q	34

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

(Dollars in millions)	Q3 FY24	Q3 FY23	% Change	YTD Q3 FY24	YTD Q3 FY23	% Change
Service revenue	$1,983	$1,682	18%	$5,731	$4,866	18%
Product and other revenue	404	339	19%	1,245	1,040	20%
Total segment revenue	$2,387	$2,021	18%	$6,976	$5,906	18%
% of total revenue	35%	34%		53%	51%

Segment operating income	$1,451	$1,140	27%	$4,266	$3,359	27%
% of related revenue	61%	56%		61%	57%

Intuit Q3 Fiscal 2024 Form 10-Q	35

Revenue classified by significant service and product offerings was as follows:

(Dollars in millions)	Q3 FY24	Q3 FY23	% Change	YTD Q3 FY24	YTD Q3 FY23	% Change
Net revenue:
QuickBooks Online Accounting	$860	$723	19%	$2,484	$2,087	19%
Online Services	894	745	20%	2,576	2,121	21%
Total Online Ecosystem	1,754	1,468	19%	5,060	4,208	20%
QuickBooks Desktop Accounting	337	280	20%	969	807	20%
Desktop Services and Supplies	296	273	8%	947	891	6%
Total Desktop Ecosystem	633	553	14%	1,916	1,698	13%
Total Small Business & Self-Employed	$2,387	$2,021	18%	$6,976	$5,906	18%
Revenue for our Small Business & Self-Employed segment increased $366 million, or 18%, in the third quarter of fiscal 2024 and $1.1 billion, or 18%, in the first nine months of fiscal 2024 compared with the same periods of fiscal 2023. The increase in both periods was due to growth in Online Ecosystem revenue, which contributed to $286 million and $852 million of the increase for the three and nine months ended April 30, 2024, respectively.
Online Ecosystem Revenue
Online Ecosystem revenue increased $286 million, or 19%, in the third quarter of fiscal 2024 compared with the same period of fiscal 2023. Online Services revenue increased $149 million, or 20%, in the third quarter of fiscal 2024, due to increases in revenue from our payments offerings of $59 million, our payroll offerings of $52 million, and Mailchimp of $20 million. Revenue increases were due to the interrelated factors described below. Online payments revenue increased due to higher effective prices, customer growth, and an increase in total payment volume per customer. Online payroll revenue increased due to customer growth, higher effective prices, and a shift in mix to higher-end offerings. Mailchimp revenue increased due to higher effective prices and paid customer growth. QuickBooks Online Accounting revenue increased $137 million, or 19%, in the third quarter of fiscal 2024 due to customer growth, higher effective prices, and a shift in mix to our higher-priced offerings.
Online Ecosystem revenue increased $852 million, or 20%, in the first nine months of fiscal 2024 compared with the same period of fiscal 2023. Online Services revenue increased $455 million, or 21%, in the first nine months of fiscal 2024, due to increases in revenue from our payroll offerings of $161 million, our payments offerings of $143 million, and Mailchimp of $107 million. Revenue increases were due to the interrelated factors described below. Online payroll revenue increased due to customer growth, a shift in mix to higher-end offerings, and higher effective prices. Online payments revenue increased due to customer growth, higher effective prices, and an increase in total payment volume per customer. Mailchimp revenue increased due to higher effective prices and paid customer growth. QuickBooks Online Accounting revenue increased $397 million, or 19%, in the first nine months of fiscal 2024 due to customer growth, higher effective prices, and a shift in mix to our higher-priced offerings.
Desktop Ecosystem Revenue
Desktop Ecosystem revenue increased $80 million, or 14%, in the third quarter of fiscal 2024 compared with the same period of fiscal 2023, due to the interrelated factors of price increases and customer growth in our QuickBooks Desktop and Enterprise subscription offerings.
Desktop Ecosystem revenue increased $218 million, or 13%, in the first nine months of fiscal 2024 compared with the same period of fiscal 2023, due to the interrelated factors of customer growth and price increases in our QuickBooks Desktop and Enterprise subscription offerings.
Small Business & Self-Employed segment operating income increased $311 million, or 27%, in the third quarter of fiscal 2024 compared with the same period of fiscal 2023, due to the increase in revenue described above, which was partially offset by increases in staffing expenses of $17 million, outside services expenses of $14 million, and sales-related expenses of $6 million.
Small Business & Self-Employed segment operating income increased $907 million, or 27%, in the first nine months of fiscal 2024 compared with the same period of fiscal 2023, due to the increase in revenue described above, which was partially offset by increases in outside services expenses of $41 million, staffing expenses of $36 million, and sales-related expenses of $21 million.
In August 2023, we reorganized certain workplace and real estate functions that are now managed at the corporate level. As a result, these costs are no longer included in segment operating income and are now included in other corporate expenses. For the three and nine months ended April 30, 2023, we reclassified $18 million and $37 million, respectively, from Small Business & Self-Employed to other corporate expenses.

Intuit Q3 Fiscal 2024 Form 10-Q	36

Consumer

Consumer segment service revenue is derived primarily from TurboTax Online and TurboTax Live offerings, electronic tax filing services, and connected services.
Consumer segment product and other revenue is derived primarily from TurboTax desktop tax return preparation software and related form updates.

(Dollars in millions)	Q3 FY24	Q3 FY23	% Change	YTD Q3 FY24	YTD Q3 FY23	% Change
Service revenue	$3,529	$3,228	9%	$4,108	$3,791	8%
Product and other revenue	124	113	10%	224	216	4%
Total segment revenue	$3,653	$3,341	9%	$4,332	$4,007	8%
% of total revenue	54%	55%		34%	34%

Segment operating income	$2,728	$2,574	6%	$2,929	$2,845	3%
% of related revenue	75%	77%		68%	71%
Revenue for our Consumer segment increased $325 million, or 8%, in the first nine months of fiscal 2024 compared with the same period of fiscal 2023, due to the interrelated factors of a shift in mix to our higher-priced service offerings, such as TurboTax Live, and higher effective prices.
Consumer segment operating income increased $84 million, or 3%, in the first nine months of fiscal 2024 compared with the same period of fiscal 2023, due to the increase in revenue described above, partially offset by an increase in marketing expenses of $100 million, an increase in outside services expenses of $25 million, and an increase in staffing expenses of $64 million associated with both our shift in mix to our higher-priced service offerings and increasing service availability.
In August 2023, we reorganized certain technology functions that support and benefit our overall platform. As a result, these costs are no longer included in segment operating income and are now included in other corporate expenses. For the three and nine months ended April 30, 2023, we reclassified $43 million and $126 million, respectively, from Consumer to other corporate expenses.

Intuit Q3 Fiscal 2024 Form 10-Q	37

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

(Dollars in millions)	Q3 FY24	Q3 FY23	% Change	YTD Q3 FY24	YTD Q3 FY23	% Change
Service revenue	$443	$410	8%	$1,223	$1,210	1%
Product and other revenue	—	—	N/A	—	—	N/A
Total segment revenue	$443	$410	8%	$1,223	$1,210	1%
% of total revenue	7%	7%		9%	10%

Segment operating income	$110	$111	(1)%	$280	$301	(7)%
% of related revenue	25%	27%		23%	25%
Revenue for our Credit Karma segment increased $33 million, or 8%, in the third quarter of fiscal 2024 compared to the same period in fiscal 2023, due to increases in revenue from Credit Karma Money of $12 million, our credit card vertical of $8 million, our auto insurance vertical of $7 million, and our personal loan vertical of $6 million.
Revenue for our Credit Karma segment increased $13 million, or 1%, in the first nine months of fiscal 2024 compared to the same period of fiscal 2023, due to increases in revenue from our credit card vertical of $23 million and Credit Karma Money of $17 million, partially offset by decreases in revenue from our personal loan vertical of $18 million and our home loan vertical of $7 million. Economic uncertainty continues to influence the lending behaviors of our partners.
Credit Karma segment operating income decreased $1 million, or 1%, in the third quarter of fiscal 2024 compared to the same period of fiscal 2023, due to an increase in marketing expenses of $26 million, offset by the increase in revenue described above.
Credit Karma segment operating income decreased $21 million, or 7%, in the first nine months of fiscal 2024 compared to the same period of fiscal 2023, due to an increase in marketing expenses of $31 million.

Intuit Q3 Fiscal 2024 Form 10-Q	38

ProTax

ProTax segment service revenue is derived primarily from ProConnect Tax Online tax products, electronic tax filing services, connected services, and bank products.
ProTax segment product and other revenue is derived primarily from Lacerte, ProSeries, and ProFile desktop tax preparation software products, and related form updates.

(Dollars in millions)	Q3 FY24	Q3 FY23	% Change	YTD Q3 FY24	YTD Q3 FY23	% Change
Service revenue	$93	$84	11%	$129	$110	17%
Product and other revenue	161	162	(1)%	441	423	4%
Total segment revenue	$254	$246	3%	$570	$533	7%
% of total revenue	4%	4%		4%	5%

Segment operating income	$225	$217	4%	$486	$453	7%
% of related revenue	89%	88%		85%	85%
Revenue for our ProTax segment increased $37 million, or 7%, in the first nine months of fiscal 2024 compared with the same period of fiscal 2023 due to higher average revenue per customer.
Segment operating income increased $33 million, or 7%, in the first nine months of fiscal 2024 compared with the same period of fiscal 2023, due to the increase in revenue described above. Expenses were relatively flat in the first nine months of fiscal 2024 compared to the same period of fiscal 2023.
In August 2023, we reorganized certain technology functions that support and benefit our overall platform. As a result, these costs are no longer included in segment operating income and are now included in other corporate expenses. For the three and nine months ended April 30, 2023, we reclassified $14 million and $45 million, respectively, from ProTax to other corporate expenses.

Intuit Q3 Fiscal 2024 Form 10-Q	39

Cost of Revenue

(Dollars in millions)	Q3 FY24	% of Related Revenue	Q3 FY23	% of Related Revenue	YTD Q3 FY24	% of Related Revenue	YTD Q3 FY23	% of Related Revenue
Cost of service revenue	$1,014	17%	$924	17%	$2,517	22%	$2,252	23%
Cost of product and other revenue	17	2%	17	3%	55	3%	56	3%
Amortization of acquired technology	36	N/A	40	N/A	110	N/A	122	N/A
Total cost of revenue	$1,067	16%	$981	16%	$2,682	20%	$2,430	21%
Our cost of revenue has three components: (1) cost of service revenue, which includes the direct costs associated with our online and service offerings, such as costs for data processing and storage capabilities from cloud providers, ongoing production support costs, customer support costs, costs for the tax and bookkeeping experts that support our TurboTax Live and QuickBooks Live offerings, and costs related to credit score providers; (2) cost of product and other revenue, which includes the direct costs of manufacturing and shipping or electronically downloading our desktop software and financial supplies products; and (3) amortization of acquired technology, which represents the cost of amortizing developed technologies that we have obtained through acquisitions, over their useful lives.
Cost of service revenue as a percentage of service revenue was relatively consistent in both the third quarter and first nine months of fiscal 2024 compared with the same periods of fiscal 2023.
Cost of product and other revenue as a percentage of product and other revenue was relatively consistent in both the third quarter and first nine months of fiscal 2024 compared with the same periods of fiscal 2023. Costs of product and other revenue are expensed as incurred, and we do not defer any of these costs when product and other revenue is deferred.

Operating Expenses

(Dollars in millions)	Q3 FY24	% of Total Net Revenue	Q3 FY23	% of Total Net Revenue	YTD Q3 FY24	% of Total Net Revenue	YTD Q3 FY23	% of Total Net Revenue
Selling and marketing	$1,419	21%	$1,203	20%	$3,208	25%	$2,922	25%
Research and development	671	10%	604	10%	2,029	15%	1,859	16%
General and administrative	355	5%	332	6%	1,041	8%	959	8%
Amortization of other acquired intangible assets	120	2%	120	2%	360	3%	362	3%
Total operating expenses	$2,565	38%	$2,259	38%	$6,638	51%	$6,102	52%
Current Fiscal Quarter
Total operating expenses as a percentage of total net revenue was flat in the third quarter of fiscal 2024 compared to the same period of fiscal 2023. Total net revenue for the third quarter of fiscal 2024 increased $719 million, or 12%, while total operating expenses for the quarter increased $306 million, or 14%. The increase in total operating expenses was due to increases of $104 million for marketing expenses, $99 million for staffing due to higher headcount, and $48 million for share-based compensation.
Fiscal Year to Date
Total operating expenses as a percentage of total net revenue decreased in the first nine months of fiscal 2024 compared to the same period of fiscal 2023. Total net revenue for the first nine months of fiscal 2024 increased $1.4 billion, or 12%, while total operating expenses for the period increased $536 million, or 9%. The increase in total operating expenses was due to increases of $182 million for staffing due to higher headcount, $148 million for share-based compensation, and $127 million for marketing expenses.

Non-Operating Income and Expenses
Interest Expense
Interest expense of $182 million and $180 million for the first nine months of fiscal 2024 and 2023, respectively, consisted of interest on our senior unsecured notes, unsecured term loan, and secured revolving credit facilities.

Intuit Q3 Fiscal 2024 Form 10-Q	40

Interest and Other Income, Net

(In millions)	Q3 FY24	Q3 FY23	YTD Q3 FY24	YTD Q3 FY23
Interest income (1)	$34	$28	$88	$57
Net gain on executive deferred compensation plan assets (2)	5	1	11	2
Other	(12)	(7)	(8)	(9)
Total interest and other income, net	$27	$22	$91	$50
(1)    Interest income for the three and nine months ended April 30, 2024 increased compared to the same periods of fiscal 2023 due to higher average interest rates.
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
For the three and nine months ended April 30, 2024, we recognized excess tax benefits on share-based compensation of $40 million and $123 million, respectively, in our provision for income taxes. For the three and nine months ended April 30, 2023, we recognized excess tax benefits on share-based compensation of $17 million and $15 million, respectively, in our provision for income taxes.
Our effective tax rates for the three and nine months ended April 30, 2024 were approximately 22% and 19%, respectively. Excluding discrete tax items primarily related to share-based compensation, our effective tax rate for both periods was approximately 24%. The difference from the federal statutory rate of 21% was primarily due to state income taxes and non-deductible share-based compensation, which were partially offset by the tax benefit we received from the federal research and experimentation credit.
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

LIQUIDITY AND CAPITAL RESOURCES

Overview
At April 30, 2024, our cash, cash equivalents, and investments totaled $4.7 billion, an increase of $1.0 billion from July 31, 2023 due to the factors discussed under “Statements of Cash Flows” below. Our primary sources of liquidity have been cash from operations, which entails the collection of accounts receivable for products and services, the issuance of senior unsecured notes, and borrowings under our credit facilities. Our primary uses of cash have been for research and development programs, selling and marketing activities, capital projects, acquisitions of businesses, debt service costs and debt repayment, repurchases of our common stock under our stock repurchase programs, and the payment of cash dividends. As discussed in “Executive Overview – Industry Trends and Seasonality” earlier in this Item 2, our business is subject to significant seasonality. The balance of our cash, cash equivalents, and investments generally fluctuates with that seasonal pattern. We believe the seasonality of our business is likely to continue in the future.

Intuit Q3 Fiscal 2024 Form 10-Q	41

The following table summarizes selected measures of our liquidity and capital resources at the dates indicated:

(Dollars in millions)	April 30, 2024	July 31, 2023	$ Change	% Change
Cash, cash equivalents, and investments	$4,678	$3,662	$1,016	28%
Long-term investments	$129	$105	$24	23%
Long-term debt	$5,952	$6,120	$(168)	(3)%
Working capital	$3,073	$1,767	$1,306	74%
Ratio of current assets to current liabilities	1.5 : 1	1.5 : 1
We have historically generated significant cash from operations, and we expect to continue to do so in the future. Our cash, cash equivalents, and investments totaled $4.7 billion at April 30, 2024. None of those funds were restricted and approximately 93% of those funds were located in the U.S.
In September 2023, we issued $4 billion in senior unsecured notes, and used the proceeds, together with operating cash, to repay the outstanding balance on our term loan. Our secured revolving credit facilities are available to fund a portion of our loans to qualified small businesses. At April 30, 2024, $500 million was outstanding under both secured revolving credit facilities.
On February 5, 2024, we terminated our amended and restated credit agreement dated November 1, 2021, and entered into an unsecured credit agreement with certain lenders providing for a $1.5 billion unsecured revolving credit facility that expires on February 5, 2029. Our unsecured revolving credit facility is available to us for general corporate purposes. At April 30, 2024, no amounts were outstanding under the unsecured revolving credit facility. See Note 6 to the financial statements in Part I, Item 1 of this Quarterly Report for more information.
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

Statements of Cash Flows
The following table summarizes selected items from our condensed consolidated statements of cash flows for the first nine months of fiscal 2024 and fiscal 2023. See the financial statements in Part I, Item 1 of this Quarterly Report for complete condensed consolidated statements of cash flows for those periods.

	Nine Months Ended
(In millions)	April 30, 2024	April 30, 2023	$ Change
Net cash provided by (used in):
Operating activities	$4,467	$4,204	$263
Investing activities	25	(549)	574
Financing activities	(851)	(2,904)	2,053
Effect of exchange rates on cash, cash equivalents, restricted cash, and restricted cash equivalents	(12)	2	(14)
Net increase in cash, cash equivalents, restricted cash, and restricted cash equivalents	$3,629	$753	$2,876

Intuit Q3 Fiscal 2024 Form 10-Q	42

Our primary sources and uses of cash were as follows:
Nine Months Ended
April 30, 2024	April 30, 2023
 Sources of cash:

• Operations
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
• Net purchases of corporate and customer fund investments

Stock Repurchase Programs, Treasury Shares, and Dividends on Common Stock
As described in Note 10 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report, during the first nine months of fiscal 2024, we repurchased 3.0 million shares of our common stock under repurchase programs that our Board of Directors has authorized. On August 22, 2023, our Board of Directors approved an increase in the authorization under the existing stock repurchase program under which we are authorized to repurchase up to an additional $2.3 billion of our common stock. At April 30, 2024, we had authorization from our Board of Directors for up to $2.1 billion in stock repurchases. We currently expect to continue repurchasing our common stock on a quarterly basis; however, future stock repurchases under the current program are at the discretion of management, and authorization of future stock repurchase programs is subject to the final determination of our Board of Directors.
We have continued to pay quarterly cash dividends on shares of our outstanding common stock. During the nine months ended April 30, 2024, we declared quarterly cash dividends that totaled $2.70 per share of outstanding common stock for a total of $780 million. In May 2024, our Board of Directors declared a quarterly cash dividend of $0.90 per share of outstanding common stock payable on July 18, 2024 to stockholders of record at the close of business on July 10, 2024. We currently expect to continue paying comparable cash dividends on a quarterly basis. However, future declarations of dividends and the establishment of future record dates and payment dates are subject to the final determination of our Board of Directors.

Commitments for Senior Unsecured Notes
In June 2020, we issued $2 billion of senior unsecured notes, of which $1.5 billion is outstanding as of April 30, 2024, and is comprised of the following:
•$500 million of 0.950% notes due July 2025;
•$500 million of 1.350% notes due July 2027; and
•$500 million of 1.650% notes due July 2030 (together, the 2020 Notes).
Interest is payable semiannually on January 15 and July 15 of each year. At April 30, 2024, our maximum commitment for interest payments under the 2020 Notes was $84 million through the maturity dates.
The 2020 Notes are senior unsecured obligations of Intuit and rank equally with all existing and future unsecured and unsubordinated indebtedness of Intuit and are redeemable by us at any time, subject to a make-whole premium. Upon the occurrence of change of control transactions that are accompanied by certain downgrades in the credit ratings of the 2020 Notes, we will be required to repurchase the 2020 Notes at a repurchase price equal to 101% of the aggregate outstanding principal plus any accrued and unpaid interest to but not including the date of repurchase. The indenture governing the 2020 Notes requires us to comply with certain covenants. For example, the 2020 Notes limit our ability to create certain liens and enter into sale and leaseback transactions. As of April 30, 2024, we were compliant with all covenants governing the 2020 Notes. See Note 6 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report for more information.

Intuit Q3 Fiscal 2024 Form 10-Q	43

In September 2023, we issued $4 billion of senior unsecured notes comprised of the following:
•$750 million of 5.250% notes due September 2026;
•$750 million of 5.125% notes due September 2028;
•$1,250 million of 5.200% notes due September 2033; and
•$1,250 million of 5.500% notes due September 2053 (together, the 2023 Notes).
Interest is payable semiannually on March 15 and September 15 of each year. At April 30, 2024, our maximum commitment for interest payments under the 2023 Notes was $2.9 billion through the maturity dates.
The 2023 Notes are senior unsecured obligations of Intuit and rank equally with all existing and future unsecured and unsubordinated indebtedness of Intuit and are redeemable by us at any time, subject to a make-whole premium. The indenture governing the 2023 Notes requires us to comply with certain covenants. For example, the 2023 Notes limit our ability to create certain liens and enter into sale and leaseback transactions. As of April 30, 2024, we were compliant with all covenants governing the 2023 Notes. See Note 6 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report for more information.

Credit Facilities
Unsecured Revolving Credit Facilities
On February 5, 2024, we terminated our amended and restated credit agreement dated November 1, 2021 (2021 Credit Facility), and entered into a credit agreement with certain lenders providing for a $1.5 billion unsecured revolving credit facility that expires on February 5, 2029 (2024 Credit Facility).
Under the 2024 Credit Facility, we may, subject to certain customary conditions, including approval of relevant lenders, on one or more occasions, increase commitments under the 2024 Credit Facility by an amount not to exceed $1 billion in the aggregate, and, on one or more occasions, extend the maturity date of the 2024 Credit Facility by one year. The 2024 Credit Facility includes a $500 million sublimit for borrowing swingline loans and a $250 million sublimit for the issuance of letters of credit. Advances under the unsecured revolving credit facility accrue interest at rates equal to (a) in the case of U.S. dollar borrowings, at our election, either (i) the alternate base rate plus a margin that ranges from 0.0% to 0.125%, or (ii) the adjusted term Secured Overnight Finance Rate (SOFR) plus a margin that ranges from 0.7% to 1.125%, or (b) in the case of foreign currency borrowings, the interest benchmark for the relevant currency specified in the credit agreement plus a margin that ranges from 0.7% to 1.125%. Actual margins under either election are based on our senior debt credit ratings.
The 2024 Credit Facility includes customary affirmative and negative covenants, including a financial covenant that requires us to maintain a ratio of total gross debt to earnings before interest, taxes, depreciation and amortization (EBITDA), as defined in the agreement, of not greater than 4.00 to 1.00 as measured on a rolling twelve month basis as of the last day of each fiscal quarter. As of April 30, 2024, we were compliant with all required covenants. At April 30, 2024, no amounts were outstanding under the 2024 Credit Facility. We monitor counterparty risk associated with the institutional lenders that are providing the credit facility.
Secured Revolving Credit Facilities
On February 19, 2019, a subsidiary of Intuit entered into a secured revolving credit facility with a lender to fund a portion of our loans to qualified small businesses (the 2019 Secured Facility). The 2019 Secured Facility is secured by cash and receivables of the subsidiary and is non-recourse to Intuit Inc. We have entered into several amendments to this facility, most recently on December 15, 2023. These amendments primarily increase the facility limit, extend the commitment term and final maturity date, and update the benchmark interest rate. Under the amended 2019 Secured Facility, the facility limit is $500 million, of which $300 million is committed and $200 million is uncommitted. Advances accrue interest at adjusted daily simple SOFR plus 1.5%. Unused portions of the committed credit facility accrue interest at a rate ranging from 0.25% to 0.75%, depending on the total unused committed balance. The commitment term is through July 18, 2025, and the final maturity date is July 20, 2026. The agreement includes certain affirmative and negative covenants, including financial covenants that require the subsidiary to maintain specified financial ratios. As of April 30, 2024, we were compliant with all required covenants. At April 30, 2024, $275 million was outstanding under the 2019 Secured Facility and the weighted-average interest rate was 6.96%, which includes the interest on the unused committed portion. The outstanding balance is secured by cash and receivables of the subsidiary totaling $1.0 billion.

Intuit Q3 Fiscal 2024 Form 10-Q	44

On October 12, 2022, another subsidiary of Intuit entered into a secured revolving credit facility with a lender to fund a portion of our loans to qualified small businesses (the 2022 Secured Facility). The 2022 Secured Facility is secured by cash and receivables of the subsidiary and is non-recourse to Intuit Inc. We have entered into several amendments to this facility, most recently on April 30, 2024. These amendments primarily extend the commitment term and final maturity date and increase the commitment amount. Under the amended 2022 Secured Facility, the facility limit is $500 million, of which $300 million is committed and $200 million is uncommitted. Advances accrue interest at SOFR plus 1.3%. Unused portions of the committed credit facility accrue interest at a rate ranging from 0.2% to 0.4%, depending on the total unused committed balance. The commitment term is through April 30, 2026, and the final maturity date is April 30, 2027. The agreement includes certain affirmative and negative covenants, including financial covenants that require the subsidiary to maintain specified financial ratios. As of April 30, 2024, we were compliant with all required covenants. At April 30, 2024, $225 million was outstanding under the 2022 Secured Facility and the weighted-average interest rate was 6.71%, which includes the interest on the unused committed portion. The outstanding balance is secured by cash and receivables of the subsidiary totaling $666 million.

Cash Held by Foreign Subsidiaries
Our cash, cash equivalents, and investments totaled $4.7 billion at April 30, 2024. Approximately 7% of those funds were held by our foreign subsidiaries and subject to repatriation tax considerations. These foreign funds were located primarily in Canada, India, and the United Kingdom. We do not expect to pay incremental U.S. taxes on repatriation. We have recorded income tax expense for Canada, India, and Israel withholding taxes on earnings that are not permanently reinvested. In the event that funds from foreign operations are repatriated to the United States, we would pay withholding taxes at that time.

Intuit Q3 Fiscal 2024 Form 10-Q	45

CONTRACTUAL OBLIGATIONS
We presented our contractual obligations at July 31, 2023 in our Annual Report on Form 10-K for the fiscal year then ended. There were no material changes outside the ordinary course of business to our contractual obligations during the nine months ended April 30, 2024, except as described below.
In September 2023, we issued $4 billion of senior unsecured notes, which was comprised of the following: $750 million of 5.250% notes due in September 2026, $750 million of 5.125% notes due in September 2028, $1,250 million of 5.200% notes due in September 2033, and $1,250 million of 5.500% notes due in September 2053 (together, the 2023 Notes). Interest is payable semiannually on March 15 and September 15 of each year. At April 30, 2024, our maximum commitment for interest payments under the 2023 Notes was $2.9 billion through the maturity dates.

RECENT ACCOUNTING PRONOUNCEMENTS
For a description of recent accounting pronouncements, if any, and the potential impact of these pronouncements on our condensed consolidated financial statements, see Note 1 to the financial statements in Part I, Item 1 of this Quarterly Report.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes to our quantitative and qualitative disclosures about market risk during the nine months ended April 30, 2024, except as described below.
In September 2023, we issued $4 billion of senior unsecured notes, which was comprised of the following: $750 million of 5.250% notes due in September 2026, $750 million of 5.125% notes due in September 2028, $1,250 million of 5.200% notes due in September 2033, and $1,250 million of 5.500% notes due in September 2053 (together, the 2023 Notes). We carry the 2023 Notes at face value less unamortized discount and unamortized debt issuance costs on our condensed consolidated balance sheets. Since these 2023 Notes bear interest at fixed rates, we have no financial statement risk associated with the changes in interest rates. However, the fair value of the 2023 Notes fluctuates when interest rates change. See Note 2 and Note 6 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
On February 5, 2024, we terminated our amended and restated credit agreement dated, November 1, 2021 (2021 Credit Facility), and entered into a credit agreement with certain lenders providing for a $1.5 billion unsecured revolving credit facility that expires on February 5, 2029 (2024 Credit Facility). We are exposed to the impact of changes in interest rates as they affect the 2024 Credit Facility. Advances under the 2024 Credit Facility accrue interest at rates equal to (a) in the case of U.S. dollar borrowings, at our election, either (i) the alternate base rate plus a margin that ranges from 0.0% to 0.125%, or (ii) the adjusted term Secured Overnight Finance Rate (SOFR) plus a margin that ranges from 0.7% to 1.125%, or (b) in the case of foreign currency borrowings, the interest benchmark for the relevant currency specified in the credit agreement plus a margin that ranges from 0.7% to 1.125%. Actual margins under either election are based on our senior debt credit ratings. Consequently, our interest expense fluctuates with changes in the general level of these interest rates. At April 30, 2024, no amounts were outstanding under the 2024 Credit Facility. See Note 6 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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

Intuit Q3 Fiscal 2024 Form 10-Q	46

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

Intuit Q3 Fiscal 2024 Form 10-Q	47

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

Intuit Q3 Fiscal 2024 Form 10-Q	48

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

Intuit Q3 Fiscal 2024 Form 10-Q	49

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
•inability to reduce fixed costs previously associated with the divested assets or business;
•challenges in collecting the proceeds from any divestiture;
•disruption of our ongoing business and distraction of management;

Intuit Q3 Fiscal 2024 Form 10-Q	50

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

Intuit Q3 Fiscal 2024 Form 10-Q	51

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

Intuit Q3 Fiscal 2024 Form 10-Q	52

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

Intuit Q3 Fiscal 2024 Form 10-Q	53

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

Intuit Q3 Fiscal 2024 Form 10-Q	54

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

Intuit Q3 Fiscal 2024 Form 10-Q	55

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

Intuit Q3 Fiscal 2024 Form 10-Q	56

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

Intuit Q3 Fiscal 2024 Form 10-Q	57

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

Intuit Q3 Fiscal 2024 Form 10-Q	58

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
Adverse macroeconomic conditions, and perceptions or expectations about current or future conditions, such as volatility or distress in the financial markets, recession or inflationary pressures, slowing growth, rising interest rates, rising unemployment, rising consumer debt levels, reduced consumer confidence or economic activity, government fiscal and tax policies, U.S. and international trade relationships, government shutdowns and austerity programs could negatively affect our business and financial condition. These macroeconomic conditions or global events, such as political instability and war, have caused, and could, in the future, cause disruptions and volatility in global financial markets, increased rates of default and bankruptcy, decreases in consumer and small business spending and other unforeseen consequences. It is difficult to predict the impact of such events on our partners, customers, members, or economic markets more broadly, which have been and will continue to be highly dependent upon the actions of governments and businesses in response to macroeconomic events, and the effectiveness of those actions. For example, in response to increasing inflation, the U.S. Federal Reserve has repeatedly raised interest rates since 2022 and there may be additional rate increases in the future. Additionally, adverse developments that affect financial institutions, such as bank failures, or concerns or speculation about similar events or risks, could lead to liquidity challenges and further instability in the financial markets, which may in turn cause third parties, including customers, to become unable to meet their obligations under various types of financial arrangements. Moreover, because the majority of our revenue is derived from sales within the U.S., economic conditions in the U.S. have an even greater impact on us than companies with a more diverse international presence. Macroeconomic conditions, and perceptions or expectations about current or future conditions, could cause potential new customers not to purchase or to delay purchasing our products and services, and could cause our existing customers to discontinue purchasing or delay upgrades of our existing products and services. In addition, financial institution partners have decreased or suspended their activity on Credit Karma’s platform and may continue to do so, and increased interest rates may make offers from Credit Karma’s financial institution partners less attractive to Credit Karma's members. Members may decrease their engagement on the platform or their creditworthiness could be negatively impacted, reducing members' ability to qualify for credit cards and loans. Decreased consumer spending levels could also reduce payment processing volumes causing reductions in our payments revenue. High unemployment and changes in the tax code and the government programs that are administered by tax authorities have caused, and could in the future cause, a significant decrease in the number of tax returns filed, which may have a significant effect on the number of tax returns we prepare and file. In addition, weakness in the end-user consumer and small business markets could negatively affect the cash flow of our distributors and resellers who could, in turn, delay paying their obligations to us, which could increase our credit risk exposure and cause delays in our recognition of revenue or future sales to these customers. Adverse economic conditions may also increase the costs of operating our business, including vendor, supplier and workforce expenses. Additionally, any inability to access the capital markets when needed due to volatility or illiquidity in the markets or increased regulatory liquidity and capital requirements may strain our liquidity positions. Such conditions may also expose us to fluctuations in foreign currency exchange rates or interest rates that could materially and adversely affect our financial results. Any of the foregoing could harm our business and negatively impact our future financial results.

Intuit Q3 Fiscal 2024 Form 10-Q	59

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
Our acquisitions have resulted in significant expenses, including amortization and impairment of acquired technology and other acquired intangible assets, and impairment of goodwill. Total costs and expenses in these categories were $646 million in fiscal 2023; $556 million in fiscal 2022; and $196 million in fiscal 2021. Although under current accounting rules goodwill is not amortized, we may incur impairment charges related to the goodwill already recorded and to goodwill arising out of future acquisitions. We test the impairment of goodwill annually in our fourth fiscal quarter or more frequently if indicators of impairment arise. The timing of the formal annual test may result in charges to our statement of operations in our fourth fiscal quarter that may not have been reasonably foreseen in prior periods. At April 30, 2024, we had $13.8 billion in goodwill and $6.0 billion in net acquired intangible assets on our condensed consolidated balance sheet, both of which may be subject to impairment charges in the future. New acquisitions, and any impairment of the value of acquired intangible assets, may have a significant negative impact on our future financial results.
We have incurred indebtedness and may incur other debt in the future, which may adversely affect our financial condition and future financial results.
As of April 30, 2024, we had an aggregate of $6.0 billion of indebtedness outstanding under our senior unsecured notes, senior unsecured credit facility, and secured credit facilities. Under the agreements governing our indebtedness, we are permitted to incur additional debt. This debt, and any debt that we may incur in the future, may adversely affect our financial condition and future financial results by, among other things:
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

Intuit Q3 Fiscal 2024 Form 10-Q	60

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

Intuit Q3 Fiscal 2024 Form 10-Q	61

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Stock repurchase activity during the three months ended April 30, 2024 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans
February 1, 2024 through February 29, 2024	211,020	$652.12	211,020	$2,571,778,024
March 1, 2024 through March 31, 2024	317,485	$647.27	317,485	$2,366,279,719
April 1, 2024 through April 30, 2024	381,746	$626.38	381,746	$2,127,163,549
Total	910,251	$639.63	910,251
Note: On August 19, 2022, our Board of Directors approved an increased authorization under our existing stock repurchase program to purchase up to an additional $2 billion of our common stock. On August 22, 2023, our Board of Directors approved an increase in the authorization under the existing stock repurchase program under which we are authorized to repurchase up to an additional $2.3 billion of our common stock. All of the shares repurchased during the three months ended April 30, 2024 were purchased under these plans. At April 30, 2024, we had authorization from our Board of Directors for up to $2.1 billion in stock repurchases.

ITEM 5 - OTHER INFORMATION
During the three months ended April 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K).

ITEM 6 - EXHIBITS
See the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q.

Intuit Q3 Fiscal 2024 Form 10-Q	62

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTUIT INC. (Registrant)
Date:	May 23, 2024	By:	/s/ SANDEEP S. AUJLA
Sandeep S. Aujla
Executive Vice President and Chief Financial Officer (Authorized Officer and Principal Financial Officer)

Intuit Q3 Fiscal 2024 Form 10-Q	63

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference

31.01	Certification of Chief Executive Officer	X

31.02	Certification of Chief Financial Officer	X

32.01*	Section 1350 Certification (Chief Executive Officer)	X

32.02*	Section 1350 Certification (Chief Financial Officer)	X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X

101.SCH	XBRL Taxonomy Extension Schema	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X
________________________________

+	Indicates a management contract or compensatory plan or arrangement.
*	This exhibit is intended to be furnished and shall not be deemed “filed” for purposes of the Securities Exchange Act of 1934, as amended.

Intuit Q3 Fiscal 2024 Form 10-Q	64