Form 10-K
period 2024-07-31
INTUIT INC.
filed 2024-09-04
CIK 896878

Tables of Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________

FORM 10-K

☑	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended July 31, 2024

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

The aggregate market value of Intuit Inc. outstanding common stock held by non-affiliates of Intuit as of January 31, 2024, the last business day of our most recently completed second fiscal quarter, based on the closing price of $631.33 reported by the Nasdaq Global Select Market on that date, was $172.1 billion.

The number of shares (in thousands) of Intuit voting common stock outstanding as of August 27, 2024 was 280,292.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its Annual Meeting of Stockholders to be held on January 23, 2025 are incorporated by reference in Part III of this Annual Report on Form 10-K.

Tables of Contents

INTUIT INC. FISCAL 2024 FORM 10-K INDEX

Intuit, TurboTax, Credit Karma, QuickBooks, and Mailchimp, among others, are registered trademarks and/or registered service marks of Intuit Inc., or one of its subsidiaries, in the United States and other countries. Other parties’ marks are the property of their respective owners.

Intuit Fiscal 2024 Form 10-K	2

Tables of Contents

Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. Please also see the section entitled “Risk Factors” in Item 1A of Part I of this Annual Report for important information to consider when evaluating these statements. All statements in this report, other than statements that are purely historical, are forward-looking statements. Words such as “will,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “forecast,” “estimate,” “seek,” and similar expressions also identify forward-looking statements. In this report, forward-looking statements include, without limitation, the following:
•our expectations and beliefs regarding future conduct and growth of the business;
•statements regarding the impact of macroeconomic conditions on our business;
•our beliefs and expectations regarding seasonality, competition, and other trends that affect our business;
•our expectation that we will continue to invest significant resources in our product development, marketing and sales capabilities, including products and services incorporating artificial intelligence;
•our expectation that we will continue to invest significant management attention and resources in our information technology infrastructure and in our privacy and security capabilities;
•our expectation that we will work with the broader industry and government to protect our customers from fraud;
•our expectation that we will generate significant cash from operations;
•our expectation that total service revenue as a percentage of our total revenue will grow over the long term;
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
•our expectations regarding the timing and costs associated with our plan of reorganization; and
•our assessments and beliefs regarding the future developments and outcomes of pending legal proceedings and inquiries by regulatory authorities, the liability, if any, that Intuit may incur as a result of those proceedings and inquiries, and the impact of any potential losses or expenses associated with such proceedings or inquiries on our financial statements.
We caution investors that forward-looking statements are only predictions based on our current expectations about future events and are not guarantees of future performance. Actual outcomes and results may differ materially from what is expressed or forecast in these forward-looking statements. Risks, uncertainties and other factors that might cause such differences, some of which could be material, include but are not limited to those discussed in the section entitled “Risk Factors” in Item 1A of Part I of Annual Report. We encourage you to read carefully all information provided in this report and in our other filings with the Securities and Exchange Commission before deciding to invest in our stock or to maintain or change your investment. These forward-looking statements are based on information as of the filing date of this Annual Report and, except as required by law, we undertake no obligation to revise or update any forward-looking statement for any reason.

Intuit Fiscal 2024 Form 10-K	3

Tables of Contents

PART I

ITEM 1 - BUSINESS

BACKGROUND
Overview and Mission
Intuit is a global financial technology platform with a mission to power prosperity around the world. Our platform helps consumers and small and mid-market businesses prosper by delivering financial management, compliance, and marketing products and services. We also provide specialized tax products to accounting professionals, who are key partners that help us serve small and mid-market business customers.
Across our platform, we use the power of data and artificial intelligence (AI) to deliver three core benefits to our customers: helping put more money in their pockets, saving them time by eliminating work, and ensuring that they have complete confidence in every financial decision they make. We help consumers do their taxes with ease and confidence, understand their financial picture, build credit, save more to make ends meet, get their largest tax refund, pay off debt, and receive personalized suggestions on how to grow their money. We help small and mid-market businesses grow and run their business all in one place, including bookkeeping, getting paid, accessing capital, paying employees, getting and retaining customers, and managing their customer relationships.
We do this through our global AI-driven expert platform and our offerings including TurboTax, Credit Karma, QuickBooks, and Mailchimp. We serve approximately 100 million customers and generated revenue of $16.3 billion in our fiscal year ended July 31, 2024.
Intuit Inc. was incorporated in California in March 1984. We reincorporated in Delaware and completed our initial public offering in March 1993. Our principal executive offices are located at 2700 Coast Avenue, Mountain View, California, 94043, and our main telephone number is 650-944-6000. When we refer to “we,” “our,” or “Intuit” in this Annual Report on Form 10-K, we mean the current Delaware corporation (Intuit Inc.) and its California predecessor, as well as all of our consolidated subsidiaries.

Our Business Portfolio
We organize our businesses into four reportable segments:

Small Business & Self-Employed: This segment serves small and mid-market businesses around the world, and the accounting professionals who assist and advise them. Our QuickBooks offerings include financial and business management online services and desktop software, payroll solutions, time tracking, merchant payment processing and bill pay solutions, checking accounts through an FDIC member bank partner, and financing for small businesses. Our Mailchimp offerings include marketing automation and customer relationship management.
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

Our Business and Growth Strategy
The era of AI is one of the most significant technological shifts in decades, igniting global innovations at incredible pace. Intuit made an early bet on AI, declaring its AI-driven expert platform strategy in 2019 to deliver on its mission of powering prosperity for consumers and small and mid-market businesses. Our strategy, combined with our five Big Bets that focus on the largest customer problems and growth opportunities, positions us for durable growth in the future. Our scale of data, our investment in AI capabilities such as knowledge engineering, machine learning, and generative AI (GenAI), and our network of AI-powered virtual experts give us significant advantage as we deliver reimagined customer experiences.
With the introduction of GenAI, we are transforming how we strive to serve our customers by delivering “done for you” experiences, where we do the hard work for them, and connecting them with AI-powered human expertise to fuel their

Intuit Fiscal 2024 Form 10-K	4

Tables of Contents

success. We use powerful and relevant contextual data sets spanning small business, consumer finance, and tax to deliver personalized financial insights to customers across our platform.
Additionally, our investment in AI, GenAI, data, and world-class developer tools in particular, provides a foundation for us to accelerate productivity, innovate at scale, and move with speed to deliver benefits to our customers. This includes utilizing our own financial large language models (LLMs), as well as models from other leaders in GenAI, which together unlock new opportunities to serve our customers with accuracy and speed in a cost-efficient way.
As we execute our global AI-driven expert platform strategy, we prioritize resources on our five Big Bets across the company. These priorities focus on solving the problems that matter most to customers and include:
•Revolutionizing speed to benefit: When customers use our products and services, we use the power of AI to deliver value instantly and aim to make interactions with our offerings frictionless, without the need for customers to manually enter data. We are accelerating the application of AI to deliver “done for you” experiences to our customers. This is foundational, and execution against this priority positions us to succeed with our other four Big Bets.
•Connecting people to experts: The largest problem our customers face is lack of confidence to file their own taxes or to manage their books. To build their confidence, we connect our customers to experts. We offer customers access to experts to help them make important decisions – and experts, such as accountants, gain access to new customers so they can grow their businesses. We are also expanding our virtual expert network and broadening the segments we serve beyond tax and accounting to play a more meaningful role in our customers’ financial lives.
•Unlocking smart money decisions: To address the challenges of high-cost debt and lack of savings, we are creating a comprehensive, self-driving financial platform with Credit Karma that propels our members forward wherever they are on their financial journey, so they can understand their financial picture, make smart financial decisions, and stick to their financial plan in the near term and long term.
•Be the center of small business growth: Globally, we are focused on helping customers grow their businesses by offering a broad, seamless set of tools that are designed to help them get and retain customers, get paid faster, manage and get access to capital, pay employees with confidence, and use third-party apps to help run their businesses. Our money solutions enable customers to manage their money and improve cash flow. This is an important driver to improving the success of our small and mid-market business customers.
•Disrupt the small business mid-market: We aim to disrupt the mid-market with a tailor-made, integrated ecosystem, which includes our QuickBooks offerings, as well as our workforce solutions and money offerings. These solutions are designed to address the needs of mid-market business customers with 10 to 100 employees. Mailchimp’s marketing offerings enable mid-market businesses to digitally promote their business across email, social media, landing pages, ads, websites, and more, all from one place. These offerings enable us to increase retention of these larger customers and accelerate mid-market demand.
We believe our Big Bets enable us to deliver a QuickBooks and Mailchimp platform that serves as the source of truth for small and mid-market business customers, providing end-to-end solutions to increase their revenue and profitability, fueling their business success. For consumers, we are creating seamless, end-to-end experiences that customers benefit from year-round with TurboTax and Credit Karma, helping them make ends meet, maximize their tax refund, save more, pay off debt, and take steps to improve their financial health.
As the external environment evolves, we continue to innovate and adapt our strategy and anticipate our customers’ needs. For more than 40 years, we have been dedicated to developing innovative solutions that are designed to solve our customers' most important financial problems. At Intuit, we believe that everyone should have the opportunity to prosper, and we never stop working to find new, innovative ways to make that possible.

Intuit Fiscal 2024 Form 10-K	5

Tables of Contents

PRODUCTS AND SERVICES
During fiscal 2024, we offered our products and services in the four segments described in “Our Business Portfolio” above. The following table shows the percentage of total revenue contributed by each of these segments over the last three fiscal years.

	Fiscal 2024	Fiscal 2023	Fiscal 2022

Small Business & Self-Employed	59%	56%	51%
Consumer	27%	29%	31%
Credit Karma	10%	11%	14%
ProTax	4%	4%	4%
Total international net revenue was approximately 8% of consolidated total net revenue in each of the twelve months ended July 31, 2024, 2023, and 2022.
For financial information about our reportable segments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and Note 15 to the consolidated financial statements in Item 8 of this Annual Report.
Small Business & Self-Employed
Our Small Business & Self-Employed segment serves small and mid-market businesses around the world, and the accounting professionals who assist and advise them. Our goal is for QuickBooks to be the source of truth for each small and mid-market business customer who uses our AI-driven expert platform.
Small and mid-market business owners are constantly faced with challenges and barriers in their journey to success. Universally, small businesses at every stage of growth struggle to get customers, get paid, get capital, pay workers, get access to advice, and stay compliant and organized. Our innovative customer growth platform provides actionable, AI-driven insights our customers need to grow and run their businesses with confidence.
Get Customers
Mailchimp. Mailchimp is an all-in-one marketing platform for growing businesses. Mailchimp’s marketing platform enables small and mid-market businesses to digitally promote their businesses across email, social media, short message service (SMS), landing pages, ads, websites, and more, all from one place.
Get Paid
Payment Processing Solutions. Our full range of merchant services for small and mid-market businesses includes credit card, debit card, Apple Pay, and ACH payment services for in-person and card-not-present payments. We offer instant deposit and payments dispute protection options for eligible customers. QuickBooks Payments is deeply integrated into our QuickBooks Online and Desktop offerings through seamless onboarding and automated transaction reconciliation and is the default payment solution for QuickBooks invoicing.
QuickBooks Checking. The QuickBooks Checking business bank account comes with a physical and virtual debit card for more spending power, fast payments with no-fee Instant Deposit, and powerful cash flow management with envelopes for partitioning funds for future expenses, all with no fees.
Bill Pay. Our QuickBooks Online offerings allow small and mid-market businesses to organize bills and make payments online. Small and mid-market businesses can connect with vendors and automatically import bills through our network, resulting in easier and faster payments.
Get Capital
Capital. We offer financing options for small and mid-market businesses to help them get the capital they need to succeed. The financing process provides customers with the ability to use their QuickBooks data to qualify to borrow capital, whether directly from Intuit via term loans or from a third-party partner. Additionally, QuickBooks Line of Credit provides flexible access to capital through pre-approved credit limits. Qualified small and mid-market businesses can choose to borrow funds through a series of term loans within a maximum approved credit limit.
Pay Workers
Workforce Solutions. Our payroll solutions, available as online or desktop solutions, are sold on a subscription basis and integrate with our QuickBooks Online and Desktop offerings or may be purchased standalone. Our QuickBooks Online payroll offerings include automated tax payments and filings, as well as access to human resources solutions and employee benefits

Intuit Fiscal 2024 Form 10-K	6

Tables of Contents

offerings like health insurance and 401(k) plans. We also offer QuickBooks Time, which seamlessly integrates with QuickBooks Payroll and third-party payroll products to help businesses easily and accurately track time across a mobile workforce, including tools for project planning, job costing, and tracking per-client billable hours.
Access Advice
QuickBooks Live. Small businesses can get support through two QuickBooks Live bookkeeping services: Assisted and Full-Service Bookkeeping. With QuickBooks Live Expert Assisted, small businesses have on-demand access to expert bookkeepers who can provide guidance and support on managing their books and making smart business decisions. With QuickBooks Live Full-Service Bookkeeping, small businesses get one-on-one support from our team of expert bookkeepers to manage and maintain books with guaranteed accuracy. Our experienced bookkeepers are certified QuickBooks ProAdvisors, and many are Certified Public Accountants.
QuickBooks ProAdvisor. Accounting professionals can assist with bookkeeping, taxes, payroll, and more. Our free Find a ProAdvisor service helps customers find a QuickBooks Certified accountant or bookkeeper who knows their niche, speaks their language, or is close by. To enable our network of hundreds of thousands of accountants, we offer memberships to the QuickBooks ProAdvisor program, which provides accountants access to QuickBooks Online Accountant, technical support, training, product certification, marketing tools, and discounts on Intuit products and services purchased on behalf of clients.
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
We offer different QuickBooks Online solutions depending on the size and complexity of the small business, including Simple Start, Essentials, and Plus. Additionally, we offer QuickBooks Online Advanced designed for mid-market businesses with 10 to 100 employees that have more complex needs, and QuickBooks Self-Employed and QuickBooks Solopreneur designed for independent contractors and solo entrepreneurs.
QuickBooks Desktop Software. Our QuickBooks financial management solutions are also available as desktop versions for small businesses on a subscription basis. QuickBooks Enterprise, designed for mid-market businesses with 10 to 100 employees, is available for download and can also be provided as a hosted solution. This offering provides industry-specific reports and features for a range of industries, including Contractor, Manufacturing and Wholesale, Nonprofit, and Retail.
Financial Supplies. We offer a range of financial supplies designed for individuals and small businesses that use our QuickBooks offerings. These include standard paper checks and Secure Plus checks with CheckLock fraud protection features, a variety of stationery, tax forms, and related supplies.
Consumer
Our Consumer segment includes our TurboTax products and services that are designed to enable consumers and small businesses to prepare and file their federal and state income tax returns quickly and accurately. These offerings are available either online or as desktop versions in the U.S. and Canada. They are designed to be easy to use, yet sophisticated enough for complex tax returns. For the 2023 tax season, we offered a variety of commercial software products and tax filing services to meet the different needs of our customers, including those who file simple returns, those who itemize deductions, those who own investments or rental property, and small business owners. We offered TurboTax for small businesses, which enables customers to file their business taxes. We offer TurboTax Live for customers seeking to obtain tax advice from professionals and TurboTax Live Full Service for customers seeking to have their tax returns prepared for them. Customers can electronically file their federal and state income tax returns through our electronic filing service. Other services offered include audit defense and audit support. Our online tax preparation, filing, and other services were offered through the websites and mobile apps of thousands of financial institutions, electronic retailers, and other online merchants. Financial institutions can offer our online tax preparation and filing services to their customers through a link to TurboTax Online.
Credit Karma
Our Credit Karma segment provides consumers with a financial platform that propels them forward wherever they are on their financial journey, enabling them to understand their financial picture, make smart financial decisions, and stick to their financial plan. The platform offers a number of services to our members, many at no charge: access to their credit scores and reports, credit and identity monitoring, credit report dispute, tools to help understand net worth and make financial progress, and personalized recommendations of credit card, loan, and insurance products. Credit Karma Money offers members online savings and checking accounts through an FDIC member bank partner. Credit Karma Money also provides tools to help members improve their credit scores. To provide services to our members, Credit Karma works with a variety of partners, including credit bureaus, banks, credit card issuers, insurance carriers, and other financial institutions and lending partners.

Intuit Fiscal 2024 Form 10-K	7

Tables of Contents

Additionally, Credit Karma leverages Lightbox, a first-of-its-kind enterprise platform which allows lenders to leverage thousands of de-identified data points from Credit Karma members to help provide our members with greater certainty that they will be approved if they apply for a financial product.
ProTax
Our ProTax segment includes our professional tax offerings and serves professional accountants in the U.S. and Canada, who are essential to both small business success and tax preparation and filing. Our professional tax offerings consist of Lacerte, ProSeries, and ProConnect Tax Online in the U.S., and ProFile and ProTax Online in Canada. These offerings enable accountants to accurately and efficiently complete and electronically file a full range of consumer, small business, and commercial federal and state tax returns. Lacerte is designed for full-service, year-round accounting firms who handle more complex returns. ProSeries is designed for year-round tax practices handling moderately complex tax returns. ProConnect Tax Online is our cloud-based solution, which is designed for full-service, year-round practices who prepare all forms of consumer and small business returns and integrates with our QuickBooks Online offerings. ProFile is our Canadian desktop tax offering, which serves year-round full-service accounting firms for both consumer and business tax returns. ProTax Online is our Canadian cloud-based tax solution, which is designed for full-service, year-round practices who prepare all forms of consumer and business tax returns, and is integrated into QuickBooks Online Accountant to provide seamless integration of data across books and tax through our Workpapers solution. Our Tax Advisor offering leverages AI and information generated from our ProConnect Tax Online and Lacerte offerings to enable year-round tax planning services and communicate tax savings strategies to clients. We also offer a variety of tax-related services that complement the tax return preparation process, including year-round document storage, collaboration services, e-signature, and bank products, and additional capabilities such as fixed asset management, desktop hosting, and third-party solutions for practice management for some of our U.S. tax offerings.

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
Our online offerings have rapid development cycles, while our traditional desktop software products tend to have predictable development cycles and regular product release cycles. In addition, developing consumer and professional tax software and services presents unique challenges because of the demanding development cycle required to accurately incorporate federal and state tax law and tax form changes within a rigid timetable. The development timing for our small business payroll and merchant payment processing services offerings varies with business needs and regulatory requirements, and the length of the development cycle depends on the scope and complexity of each project.
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

Intuit Fiscal 2024 Form 10-K	8

Tables of Contents

MARKETING, SALES, AND DISTRIBUTION CHANNELS
Markets
Our primary customers are consumers and small and mid-market businesses. We also provide specialized tax and accounting products to professional accountants, who are key partners to help us reach small and mid-market business customers. We partner with financial institutions and other partners, who we connect with consumers on our platform. The markets in which we compete have always been characterized by rapid technological change, shifting customer needs, and frequent new product introductions and enhancements by competitors. The widespread usage of mobile devices and social media, and the evolution of AI, have accelerated the pace of change and revolutionized the way that customers learn about, evaluate, and purchase products and services.
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
Marketing Programs
We use a variety of marketing programs to generate direct sales, develop leads, increase general awareness of the Intuit brand and our product portfolio, and drive sales in retail. These programs include offline marketing such as TV and radio advertising; digital marketing such as display and pay-per-click advertising, search engine optimization, and social and affiliate marketing; email marketing; in-product marketing to drive awareness of related products and services; public relations; sponsorships; podcast marketing; mobile marketing; and retail marketing. Our campaigns are designed to attract new users, retain existing users, and cross-sell additional offerings.
Sales and Distribution Channels
Direct Sales Channel. We offer our products and services directly through our websites, apps, and call centers. Direct online sales are an effective channel for customers who can make purchase decisions based on content provided on our websites, or via other online content and word-of-mouth recommendations. For many of our products, assisted sales continues to be an effective channel for serving customers who want live help to select the products and services that are right for their needs. We also have a direct sales force that calls on accountants, bookkeepers, and marketing professionals, and seeks to increase their awareness, usage, and recommendation of our small business and professional tax solutions. For mid-market businesses, we have implemented and expanded our omnichannel go-to-market strategy by diversifying and growing our direct sales teams.
Multi-Channel Shop-and-Buy Experiences. Our customers primarily research products and services online. Many customers buy and use our products and services entirely online. Some research online but make their purchase at a retail location. Because many customers shop across multiple channels, we continue to coordinate our online, offline, and retail presence and promotions to support an integrated, multi-channel shop-and-buy model. We also focus on cross-selling complementary Intuit and third-party offerings online and in-product.
Mobile Application Stores. We distribute many of our offerings for mobile devices through proprietary online stores that provide applications for specific devices.
Partner and Other Channels. We offer many of our products and services through partners and other channels, including value-added resellers, technology partners with complimentary platforms, accountants, bookkeepers, and marketing professionals, and professional service providers who help us reach new customers at the point of need and drive growth and market share by extending our online reach. These partners combine our products and services with marketing, sales, and technical expertise to deliver a complete solution at the local level. We also sell our QuickBooks Online and TurboTax Desktop offerings at retail locations across the United States and Canada and on retailer websites. Additionally, we sell our QuickBooks Enterprise software on retailer websites. In Canada, we also rely on distributors who sell products into the retail channel.

COMPETITION
We face intense competition in all of our businesses in all aspects across all markets for our products and services, which are rapidly evolving, fragmented, and have complex interdependencies with many businesses. Competitive pressures in many of the markets we serve have grown markedly over the past few years, and the marketing and distribution channels continue to evolve. We expect these trends to continue. Our competitors may introduce superior products and services, successfully use and deploy new technologies such as AI that may reduce customer demand for our products or services, reduce prices, have greater technical, marketing, and other resources, have greater brand recognition, have larger installed bases of customers, have well-established relationships with our current and potential customers, advertise aggressively, or beat us to market with new products and services.

Intuit Fiscal 2024 Form 10-K	9

Tables of Contents

The competitive landscape is also constantly evolving as we expand into new market segments and extend our capabilities, new companies emerge, and existing companies expand their capabilities (either directly or through acquisitions or partnerships) to include the markets in which we operate. Given the breadth of the products and services that we offer as a global financial technology company and the customer problems that we aim to solve, we compete with offerings from a variety of organizations across a range of industries, including large global companies, smaller geographically focused companies, startups, and professional services. Organizations that offer or provide access to offerings that we may compete with include:
•business software providers, such as those that provide accounting, business management and financial software, marketing automation, customer relationship management, inventory management, payroll and employee management;
•private and publicly-funded tax preparation and filing service providers;
•accounting, consulting, and tax firms;
•companies and banks that provide payments services, including merchant payment processing, checking, bill pay, savings, loans, point of sale devices, and small business financing;
•companies that provide personal finance management products and tools, including access to credit scores, credit and identity monitoring, credit-building tools, and tools to help understand net worth and make financial progress;
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

CUSTOMER SUCCESS
For many of our offerings, we provide support through channels including telephone, email, online and video chat, text messaging, our customer support websites, self-help assets embedded in our products, and online communities where consumers can share knowledge and product advice with each other.
We also provide access to experts, through our TurboTax and QuickBooks Live offerings, who provide tax advice, tax preparation, and bookkeeping services.
Our customer success staff predominantly consists of Intuit-employed and outsourced experts. We supplement with seasonal employees and additional outsourcing during periods of peak call volumes, such as during the tax return filing season or following a major product launch. We augment the services we provide with outsourced partnerships domestically and internationally. Most of our internationally outsourced small business customer success personnel are currently located in the Philippines and Portugal.
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

MANUFACTURING AND DISTRIBUTION
Online Products and Services
Our online offerings include QuickBooks Online, online payroll services, merchant payment processing and bill pay services, Mailchimp’s marketing automation and customer relationship management offerings, TurboTax Online, ProConnect Tax Online, consumer and professional electronic tax filing services, and Credit Karma offerings. We use public cloud providers, such as Amazon Web Services and Google Cloud Platform for most of our systems, networks, and databases used to operate these online offerings.
Desktop Software and Supplies
An increasing proportion of our desktop software customers choose to electronically download software, however, a portion of our customers continue to choose to purchase these products in the form of physical media. The key processes in manufacturing desktop software are manufacturing compact discs (CDs), printing boxes and related materials, and assembling and shipping the final products. When physical product is ordered, we typically ship the physical product within a few days of receiving an order, and backlog is minimal.

Intuit Fiscal 2024 Form 10-K	10

Tables of Contents

PRIVACY AND SECURITY OF CUSTOMER AND WORKFORCE INFORMATION AND TRANSACTIONS
We are stewards of our customers’ data and have designed data stewardship principles to align our organization in collecting, using, and protecting such information. As we believe strongly in being good stewards of our customers’ data, we operate our program to comply with laws and regulations that govern our use, sharing, and protection of customers’ personal information, including, for example, laws with respect to financial services and the handling of tax data. We have established guidelines and practices to help ensure that customers and members of our workforce are aware of, and can control, how we use information about them. We also use privacy statements to provide notice to customers of our privacy practices, as well as provide them with the opportunity to furnish instructions with respect to use of their personal information. We participate in industry groups whose purpose is to develop or shape industry best practices, and to inform public policy for privacy and security.
We use security safeguards to help protect the systems and the information that customers and members of our workforce give to us from loss, misuse, and unauthorized alteration. We use technical, logical, and procedural measures, which are designed to help detect and prevent fraud and misuse of customer information. Whenever customers transmit sensitive information to us, such as credit card information or tax return data through one of our websites or products, we follow current industry standards to encrypt the data as it is transmitted to us, and when we store it at rest. We routinely patch our systems with security updates and we work to protect our systems from unauthorized internal or external access using numerous commercially available computer security products, as well as internally developed security procedures and practices.

GOVERNMENT REGULATION
We are subject to federal, state, local, and international laws and regulations that affect how we operate. For example, our Consumer and ProTax segments are subject to federal, state, and international government requirements, including regulations related to the electronic filing of tax returns, the provision of tax preparer assistance, and the use and disclosure of customer information. Our Small Business & Self-Employed segment offers products and services to small and mid-market businesses and consumers, such as payroll, payments, and other financial service offerings, which are also subject to certain regulatory requirements. Our Credit Karma segment offers personal finance products and services to consumers, such as recommendations of credit card, loan, and insurance products and access to credit scores and reports, which are also subject to certain regulatory requirements. For additional information regarding the government regulations to which we are subject, see “Risk Factors” in Item 1A of Part I of this Annual Report, including without limitation the risks under “Legal and Compliance Risks.”

INTELLECTUAL PROPERTY
Our success depends on the proprietary technology embodied in our offerings. We protect this proprietary technology by relying on a variety of intellectual property mechanisms, including copyright, patent, trade secret, and trademark laws, restrictions on disclosure and other methods. For example, we regularly file applications for patents, copyrights, and trademarks and service marks in order to protect intellectual property that we believe is important to our business. We hold a growing patent portfolio that we believe is important to Intuit’s overall competitive advantage, although we are not materially dependent on any one patent or particular group of patents in our portfolio at this time. We also have a number of registered trademarks that include Intuit, QuickBooks, Lacerte, TurboTax, QB, ProSeries, ProConnect, Credit Karma, and Mailchimp. We have registered these and other trademarks and service marks in the United States and, depending on the relevance of each brand to other markets, in many foreign countries. Most registrations can be renewed perpetually at 10-year intervals. We also license intellectual property from third parties for use in our products.
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

HUMAN CAPITAL
We consider our employees one of our four True North key stakeholders because they help us deliver for our customers, our shareholders, and the communities we serve. As of July 31, 2024, we had approximately 18,800 employees in 8 countries. See Note 16 to the consolidated financial statements in Item 8 of this Annual Report for more information about the restructuring plan announced in July 2024. During fiscal 2024, we employed on average approximately 10,800 seasonal employees from January to April primarily to support our Consumer segment customers during the peak of tax season. We believe our future success and growth will depend on our ability to attract and retain a qualified workforce in all areas of our business.
Intuit’s overall workforce development strategies are developed and managed by our Chief People & Places Officer, who reports directly to the Chief Executive Officer. The Compensation and Organizational Development Committee of the Board of Directors has oversight with respect to company-wide organization and talent assessment, employee recruitment,

Intuit Fiscal 2024 Form 10-K	11

Tables of Contents

engagement and retention, leadership development, management depth and strength assessment, workplace environment and culture, employee health and safety, and pay equity.
Culture and Values
In order to deliver on our mission to power prosperity around the world, we are guided by our company values as we strive to create a culture where employees can do the best work of their lives. Our values and culture are woven into our hiring and retention practices and are foundational to our ability to attract, retain, and advance top diverse talent.
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
•Our value of Stronger Together means championing diversity, inclusion, and a respectful environment, thriving on diverse voices to challenge and inform decisions and delivering exceptional work so others can count on us.
•Our value of We Care and Give Back means we strive to be stewards of the future, strengthen the communities around us, and give everyone the opportunity to prosper. We provide eligible full-time employees paid time off that can be used to do volunteer work during normal work hours for vetted non-profits and donation matching up to an annual limit.
Diversity, Equity, and Inclusion
At the foundation of our culture is a commitment to diversity, equity, and inclusion (DEI). We believe that diversity is a fact, but treating people equitably and inclusively is a choice we make. To deliver for our customers, we seek to foster a workforce that is as diverse as the communities we serve. We are committed to creating a culture that reflects our values and helps achieve our mission of powering prosperity around the world. Our Chief Diversity, Equity, and Inclusion Officer (CDEIO) leads a dedicated and specialized team in our DEI efforts. Our Compensation and Organizational Development Committee oversees Intuit’s DEI initiatives in support of organizational development. Intuit’s strategy is operationalized through the following elements:

•Goals and transparency: We have set goals that focus on our long-term vision of a workforce that reflects the diversity of our customers. These goals are aspirational and we do not set quotas or make employment decisions based on any legally protected characteristics. Our Diversity, Equity, and Inclusion Report (DEI Report) can be found at www.intuit.com/company/diversity/ and discloses our goals, progress on our goals, and certain diversity statistics of our workforce. The contents of the DEI Report are not incorporated by reference in this Annual Report on Form 10-K or in any other report or document we file with the SEC.
•Recruiting: Intuit has established practices to drive diversity, equity, and inclusion across our hiring practices, programs, and strategies. We have also invested in external partnerships to better engage with diverse talent and communities.
•Equity learning and development: Senior leaders are offered DEI workshops, including training on racial equity. We have manager and employee training and resources on topics such as unconscious bias, racial equity, and leading inclusively and a guide for managers on encouraging inclusive conversations.
•Equitable talent practices: We are committed to equitable talent practices that include those designed to ensure equitable pay. We continuously examine our performance evaluation practices, including promoting awareness of bias by managers and improving practices to ensure equal opportunity for high-performing employees to be promoted.
•Employee Resource Groups (ERGs): Intuit has established employee resource groups (ERGs) that provide a foundation for a workplace culture that is supportive, educational, and collaborative. Intuit ERGs offer a sense of community and give employees the chance to learn from role models, peers, and experts, all while aligning with our organization’s overall vision. They also actively volunteer in their communities, which is an important part of their charters.
Developing Talent and Training
We are committed to creating a high-performance culture that consistently delivers for our customers, shareholders, and communities while providing an experience for our workforce that values leadership, innovation, and collaboration. We promote the development of all of our employees and provide employees with access to learning plans based on their needs and interests and the resources they need to grow, thrive, and reinvent themselves over time. We offer learning programs throughout the employee lifecycle, beginning with onboarding and the first year at Intuit, and continuing with ongoing career growth programs.

Intuit Fiscal 2024 Form 10-K	12

Tables of Contents

We are also invested in growing the capabilities of our managers and developing the leadership skills of our executives. Our teams design programs and resources, such as the Intuit Leadership Playbook, focused on leading with a clear vision, building a high-performance culture, and driving winning results for all of our stakeholders.
All full-time employees have access to opportunities to develop and learn through company-sponsored learning paths and online courses on topics ranging from artificial intelligence to accelerating velocity in support of an employee’s ability to adapt to any work environment. We also offer multiple mentorship programs that match employees with a mentor who can support their career development.
Employees set goals and measure progress through our goal setting tool and have opportunities to focus on growth both during performance assessment conversations and ongoing regular check-ins.
Employee Listening and Engagement
Listening and responding to our employees is at the core of our work. We value employee feedback and we leverage it to continuously improve the employee experience. We regularly collect, analyze, measure, and share insights about the sentiment of our workforce through multiple channels, including surveys, town halls with senior leadership, and other touchpoints, which helps to guide the work we do to support our employees.
Total Rewards
Our compensation philosophy aims to attract and retain top talent for today and the future. Intuit’s total target compensation includes base pay, a range of incentive plans that vary based on role, and stock-based awards – all set at market-competitive levels. Incentive compensation plans are part of our pay-for-performance philosophy, including close alignment with Company performance that rewards top performers. Most employees are eligible for stock-based awards, which allows the majority of our employees to share in the Company’s success.
We also offer eligible employees a broad range of competitive benefits designed to protect and enhance their health, financial future, and overall well-being. These programs include health care, free mental health counseling and resources, retirement benefits, life and family support programs, and paid time off, including annual paid recharge days and family and parental leave.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The following table shows Intuit’s executive officers and their areas of responsibility as of July 31, 2024. Their biographies follow the table.

Name	Age	Position
Sasan K. Goodarzi	56	President, Chief Executive Officer, and Director
Scott D. Cook	72	Founder and Director
Sandeep S. Aujla	48	Executive Vice President and Chief Financial Officer
Alex G. Balazs	53	Executive Vice President and Chief Technology Officer
Laura A. Fennell	63	Executive Vice President, Chief People & Places Officer
Kerry J. McLean	60	Executive Vice President, General Counsel and Corporate Secretary
Mark Notarainni	54	Executive Vice President and General Manager, Consumer Group
Marianna Tessel	57	Executive Vice President and General Manager, Small Business & Self-Employed Group
Lauren D. Hotz	49	Senior Vice President and Chief Accounting Officer
Mr. Goodarzi has been President and Chief Executive Officer and a member of the Board of Directors since January 2019 and previously served as Executive Vice President and General Manager of Intuit’s Small Business Group since May 2016. He previously was Executive Vice President and General Manager of Intuit’s Consumer Tax Group from August 2015 through April 2016 and from August 2013 to July 2015 served as Senior Vice President and General Manager of the Consumer Tax Group. He served as Intuit’s Senior Vice President and Chief Information Officer from August 2011 to July 2013, having rejoined Intuit after serving as CEO of Nexant Inc., a privately held provider of intelligent grid software and clean energy solutions, beginning in November 2010. During his previous tenure at Intuit from 2004 to 2010, Mr. Goodarzi led several business units, including Intuit Financial Services and the professional tax division. Prior to joining Intuit, Mr. Goodarzi worked for Invensys, a global provider of industrial automation, transportation, and controls technology, serving as global president of the products group. He also held a number of senior leadership roles in the automation control division at Honeywell Inc. He serves on the board of Atlassian Corporation Plc and chairs the Compensation and Leadership Development Committee. Mr. Goodarzi holds a Bachelor’s degree in Electrical Engineering from the University of Central Florida and a Master’s degree in Business Administration from the Kellogg School of Management at Northwestern University.
Mr. Cook, a founder of Intuit, has been an Intuit director since March 1984. He served as Intuit’s Chairman of the Board from February 1993 to July 1998. From April 1984 to April 1994, he served as Intuit’s President and Chief Executive Officer.

Intuit Fiscal 2024 Form 10-K	13

Tables of Contents

Mr. Cook served on the board of directors of The Procter & Gamble Company from 2000 to 2020. Mr. Cook was also a director of eBay Inc. from 1998 to 2015. Mr. Cook holds a Bachelor’s degree in Economics and Mathematics from the University of Southern California and a Master’s degree in Business Administration from Harvard Business School.
Mr. Aujla has been Executive Vice President and Chief Financial Officer since August 2023. He served as Intuit’s Senior Vice President of Finance, Small Business & Self-Employed Group and Technology Organization, from January 2019 to July 2023, and Vice President, Finance, Small Business & Self-Employed Group, from June 2015 to January 2019. Prior to joining Intuit, Mr. Aujla held various finance leadership roles at Visa, and investment banking roles at Goldman Sachs and Morgan Stanley. Mr. Aujla holds a Bachelor’s degree in Economics from San Francisco State University and a Master’s degree in Business Administration from the University of Virginia Darden School of Business.
Mr. Balazs has been Executive Vice President and Chief Technology Officer since September 2023. Prior to that, he served as Senior Vice President and Chief Technology Architect from April 2021 to September 2023 and Senior Vice President of Data Engineering from August 2018 to April 2021. Mr. Balazs held various other roles since he joined Intuit in October 1999. Mr. Balazs holds a Bachelor of Science degree in Mechanical Engineering from Kettering University.
Ms. Fennell has been Executive Vice President, Chief People & Places Officer since August 2018 and previously served as Executive Vice President, General Counsel and Corporate Secretary from August 2015 to July 2018, Senior Vice President, General Counsel and Corporate Secretary from February 2007 to July 2018, and Vice President, General Counsel and Corporate Secretary from April 2004 to February 2007. Prior to joining Intuit, Ms. Fennell spent nearly eleven years at Sun Microsystems, Inc., most recently as Vice President of Corporate Legal Resources, as well as Acting General Counsel. Prior to joining Sun, she was an associate attorney at Wilson Sonsini, Goodrich & Rosati PC. Ms. Fennell holds a Bachelor of Science degree in Business Administration from California State University, Chico and a Juris Doctor from Santa Clara University.
Ms. McLean has been Executive Vice President, General Counsel and Corporate Secretary since August 2020. Prior to that, she served as Senior Vice President, General Counsel and Corporate Secretary from August 2018 to July 2020 and Vice President, Deputy General Counsel from August 2010 to July 2018. She joined Intuit in 2006 as Director, Deputy General Counsel. Prior to joining Intuit, Ms. McLean spent over six years at Wind River Systems, Inc., most recently as the Director of Legal. Prior to joining Wind River, she was an associate at Howard, Rice, Nemerovski, Canady, Falk & Rabkin PC (now Arnold & Porter Kaye Scholer LLP). Ms. McLean serves on the board of directors of the California Minority Counsel Program. Ms. McLean holds a Bachelor’s degree in International Relations from University of California, Davis and a Juris Doctor from University of California, Hastings College of Law (now University of California College of the Law, San Francisco).
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
Ms. Tessel has been Executive Vice President and General Manager of Intuit’s Small Business & Self-Employed Group since September 2023. She previously served as Executive Vice President and Chief Technology Officer from January 2019 to September 2023 and Chief Product Development Officer of Intuit’s Small Business & Self-Employed Group from June 2017 to December 2018. Prior to joining Intuit, Ms. Tessel worked for Docker Inc., a software containerization platform, serving as Senior Vice President of Engineering and Executive Vice President of Strategic Development from November 2014 to June 2017, and VMware, which provides cloud computing and related services, from June 2008 through November 2014, most recently serving as Vice President of Engineering. She has served on the board of directors of Cisco Systems, Inc. since March 2021. Ms. Tessel holds a Bachelor of Science degree in Computing from Technion – Israel Institute of Technology.
Ms. Hotz has been Senior Vice President and Chief Accounting Officer since August 2022, and previously held roles as Vice President and Chief Accounting Officer from February 2022 to July 2022 and Vice President and Corporate Controller from August 2020 to January 2022. She previously served as the Director, Corporate Accounting from January 2014 to July 2020. Since joining Intuit in 2004, Ms. Hotz has held a variety of accounting leadership roles at the Company. From 2001 to 2004, Ms. Hotz served in corporate controller and finance functions at other public companies. She began her career in public accounting at Coopers & Lybrand LLP (now PricewaterhouseCoopers LLP) from 1996 to 1998, and RSM McGladrey & Pullen LLP (now RSM US LLP) from 1998 to 2001. Ms. Hotz is a California Certified Public Accountant (inactive) and holds a Bachelor of Science degree in accounting from Washington University in St. Louis.

Intuit Fiscal 2024 Form 10-K	14

Tables of Contents

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

Intuit Fiscal 2024 Form 10-K	15

Tables of Contents

ITEM 1A - RISK FACTORS
Our businesses routinely encounter and address risks, many of which could cause our future results to be materially different than we presently anticipate. Below, we describe significant factors, events and uncertainties that make an investment in our securities risky, categorized solely for ease of reference as strategic, operational, legal and compliance, and financial risks. The following events and consequences could have a material adverse effect on our business, growth, prospects, financial condition, results of operations, cash flows, liquidity, reputation and credit rating, and the trading price of our common stock could decline. We could also be affected by other events, factors or uncertainties that are presently unknown to us or that we do not currently consider to present significant risks to our business. These risks may be amplified by the effects of global developments and conditions or events, including macroeconomic and geopolitical conditions, which have caused significant global economic instability and uncertainty.
STRATEGIC RISKS
We face intense competitive pressures that may harm our operating results.
We face intense competition in all of our businesses, and we expect competition to continue to intensify in the future. Our competitors and potential competitors range from large and established entities to emerging start-ups. Our competitors may introduce superior products and services, successfully use and deploy new technologies such as artificial intelligence (AI) that may reduce customer demand for our products or services, reduce prices, have greater technical, marketing and other resources, have greater name recognition, have larger installed bases of customers, have well-established relationships with our current and potential customers, advertise aggressively or beat us to market with new products and services. In addition, we face competition from existing companies with large established consumer user bases and broad-based platforms, who may change or expand the focus of their business strategies and marketing to target our customers, including small businesses, tax and personal financial management customers.
We also face competition from companies with a variety of business models and monetization strategies, including increased competition from providers of free and low cost offerings, particularly in our tax, accounting, payments and consumer finance platform businesses. We have also introduced free offerings in several categories, but we may not be able to attract and retain customers as effectively as our competitors with different business models. In addition, other providers of free offerings may provide features that we do not offer and customers who have formerly paid for our products and services may elect to use our competitors’ free offerings instead. These competitive factors may diminish our revenue and profitability, and harm our ability to acquire and retain customers.
Our consumer tax business also faces significant, increasing competition from the public sector, where we face the risk of federal and state taxing authorities implementing revenue-raising strategies that involve developing and providing government tax software or other government return preparation systems at public expense. These or similar programs have been and may continue to be introduced or expanded in the future, which may change the voluntary compliance tax system in ways that could cause us to lose customers and revenue. For example, the IRS has stated that it will make a free direct filing system, which it piloted in 2024, a permanent option in 2025 and will explore ways to expand eligibility for the program, including partnering with more states. Additionally, the legacy IRS Free File Program enables the IRS to offer free commercial tax software directly to qualifying taxpayers, and taxpayer adoption of this program could expand with increased awareness of and government support for the program.
Through these or other programs, federal and state governments are or could become publicly funded direct competitors of the U.S. tax services industry and of Intuit. Government funded services that curtail or eliminate the role of taxpayers in preparing their own taxes could potentially have material and adverse revenue implications on us.
Future revenue growth depends upon our ability to adapt to technological change and successfully extend our platform, introduce new and enhanced products, features, services and business models.
We operate in industries that are characterized by rapidly changing technology, evolving industry standards and frequent new product introductions. To meet the evolving needs and expectations of our customers and partners and attract and retain top technical talent, we must continue to innovate, develop and extend our platform, introduce new products and features, and enhance our ability to solve customer problems with emerging technologies, such as artificial intelligence. If we are not able to do this successfully, we may face a competitive disadvantage. We have and will continue to devote significant resources to continue to develop our skills, tools and capabilities to capitalize on existing and emerging technologies, including artificial intelligence. There can be no assurance that we or our customers will realize the expected benefits from these investments. Legislation or regulatory changes in these areas may mandate changes in our products that make them less attractive to users and hinder our ability to leverage emerging technologies and build out our platform capabilities.
Our consumer and professional tax businesses depend significantly on revenue from customers who return each year to use our updated tax preparation and filing software and services, including customers who use our free consumer tax products and whose tax scenarios evolve in subsequent years to require paid services. Encouraging customers to continue using our products in successive years can become more challenging unless new product releases provide features and functionality that have meaningful incremental value. As we continue to introduce and expand our new business models our customers may not perceive value in the additional benefits and services we offer and may choose not to pay for those additional benefits or we

Intuit Fiscal 2024 Form 10-K	16

Tables of Contents

may be unsuccessful in increasing customer adoption of these offerings or our risk profile may change, resulting in loss of revenue.
When customers consent to the use of their data across our platform, we work to provide additional benefits to them through our existing offerings and the creation of new products and services. The growth of our business depends, in part, on our ability to successfully provide customers value in this way. If we are unable to clearly demonstrate the value of these new or upgraded products or services, our ability to build new data-driven products and services may be limited and our revenues may be harmed.
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
Developing and maintaining awareness of our brands and platform strategy is critical to achieving widespread acceptance of our existing and future products and services and is an important element in attracting new customers and expanding our business with existing customers. Adverse publicity (whether or not justified) relating to events or activities attributed to us, members of our workforce, agents, third parties we rely on, or our users, may tarnish our reputation and reduce the value of our brands. Perceived social harm or unfairness of outcomes relating to the use of new and evolving technologies such as AI in our offerings, may result in reputational harm and liability, and may cause us to incur additional research and development costs to resolve such issues. Our brand value also depends on our ability to provide secure and trustworthy products and services, as well as our ability to protect and use our customers’ data in a manner that meets their expectations. In addition, a security incident that results in unauthorized disclosure of our customers’ sensitive data could cause material reputational harm. Damage to our reputation and loss of brand equity may reduce demand for our products or services and thus have an

Intuit Fiscal 2024 Form 10-K	17

Tables of Contents

adverse effect on our future financial results, as well as require additional resources to rebuild our reputation and restore the value of the brands and could also reduce our stock price.
Our aspirations and disclosures related to environment, social, and governance (ESG) matters expose us to risks that could adversely affect our reputation and performance.
We have public ESG commitments, including our goals to increase the diversity of our workforce, create and prepare individuals for jobs and have a positive impact on the climate. Our ability to achieve these goals is subject to numerous risks that may be outside of our control, including our ability to recruit, develop and retain talent, the evolving ESG regulatory requirements, and the ability of our suppliers to meet our sustainability, diversity and other standards. In addition, standards for tracking and reporting ESG matters continue to evolve and we may not be able to implement new and changing standards in ways that meet the expectations of all of our stakeholders. Our failure or perceived failure to achieve our ESG goals or maintain ESG practices that meet evolving stakeholder expectations could harm our reputation, adversely impact our ability to attract and retain employees or customers, and expose us to increased scrutiny from the investment community and enforcement authorities. Our reputation also may be harmed by negative perceptions that our customers, employees and other stakeholders may have about our action or inaction on social, ethical, or political issues.
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
•inability to realize synergies or anticipated benefits within the expected time frame or at all;
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

Intuit Fiscal 2024 Form 10-K	18

Tables of Contents

affected, to the extent that these customers or partners also purchase other products offered by us or otherwise conduct business with our retained business.
In addition, any acquisition or divestiture that we announce may not be completed if closing conditions are not satisfied. Evolving regulatory expectations may make it more challenging to obtain any required regulatory approval. Because acquisitions and divestitures are inherently risky, our transactions may not be successful and may, in some cases, harm our operating results or financial condition. In particular, if we are unable to successfully operate together with any company that we acquire to achieve shared growth opportunities or combine reporting or other processes within the expected time frame or at all, there may be a material and adverse effect on the benefits that we expect to achieve as a result of the acquisition, and we could experience additional costs or loss of revenue. Moreover, adverse changes in market conditions and other factors, including those listed above, may cause an acquisition to be dilutive to Intuit’s operating earnings per share for a period of time. Any dilution of our non-GAAP diluted earnings per share could cause the price of shares of Intuit Common Stock to decline or grow at a reduced rate.
OPERATIONAL RISKS
Security incidents, improper access to or disclosure of our data or customers’ data, or other cyberattacks on our systems could harm our reputation, business, and financial condition.
We host, collect, use and retain large amounts of sensitive and personal customer and workforce data, including credit card information, tax return information, bank account numbers, credit report information, login credentials and passwords, personal and business financial data and transactions data, social security numbers and payroll information, as well as our confidential, nonpublic business information. Although we expend significant resources to implement security protections designed to shield this data against potential theft and security incidents, such measures cannot provide absolute security.
Our technologies, systems, and networks have been subject to, and are increasingly likely to continue to be the target of, cyberattacks, computer viruses, ransomware or other malware, worms, social engineering, malicious software programs, insider threats, denial-of-service attacks and other cybersecurity threats that have in the past, and could in the future, result in the unauthorized release, gathering, monitoring, use, loss or destruction of sensitive and personal data of our customers and our workforce, or Intuit's sensitive business data or cause temporary or sustained unavailability of our data, software, and systems. Cybersecurity incidents can be caused by malicious third parties, acting alone or in groups, or more sophisticated organizations, including nation-states or state-sponsored organizations, and the risks could be elevated in connection with significant armed conflicts, acts of war or terrorism. Customers who fail to update their systems, continue to run software that we no longer support, fail to install security patches on a timely basis or inadequately use security controls create vulnerabilities and make it more difficult for us to detect and prevent these kinds of attacks. We are increasingly incorporating open source software into our products, and there may be vulnerabilities in open source software that make it susceptible to cyberattacks. In addition, techniques used to obtain unauthorized access to sensitive information change frequently and, as technologies like AI develop rapidly, malicious third parties are using these technologies to create new sophisticated attack methods that are increasingly automated, targeted and coordinated and more difficult to defend against. We have and may in the future be a more frequent target of cyberattacks because cyber-criminals tend to focus their efforts on well-known offerings that are popular among customers and hold sensitive personal or financial information.
Further, the security measures that we implement may not be able to prevent unauthorized access to our products and our customers’ account data. Malicious third parties have in the past, and may in the future, be able to fraudulently induce members of our workforce, customers, vendors, partners, or users by social engineering means, such as email phishing, to disclose sensitive information in order to gain access to our systems. Unauthorized access to or disclosure of customer data may occur due to inadequate use of security controls by our customers or our workforce. Accounts created with weak or recycled passwords could allow cyber-attackers to gain access to customer data. Unauthorized persons could gain access to customer accounts if customers do not maintain effective access controls of their systems and software. Inadvertent exposure of data or access to our systems may also be caused by members of our workforce, including by their error or use of AI.
Criminals may also use stolen identity information obtained outside of our systems to gain unauthorized access to our customers’ data. We have experienced such instances in the past and as the accessibility of stolen identity information increases, generally, we may experience further instances of unauthorized access to our systems through the use of stolen identity information of our customers or our workforce in the future. Further, our customers may choose to use the same login credentials across multiple products and services unrelated to our products. Such customers’ login credentials may be stolen from products offered by third-party service providers unrelated to us and the stolen identity information may be used by a malicious third party to access our products, which could result in disclosure of confidential information. In addition, our hybrid workplace model, where our workforce spends a portion of their time working remotely, increases the potential attack surfaces and introduces operational complexity that exacerbates our security-related risks.
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

Intuit Fiscal 2024 Form 10-K	19

Tables of Contents

tarnishing our reputation and brand and limiting the adoption of our products and services and could cause our stock price to decline. In some cases, such vulnerabilities may not be immediately detected, which could exacerbate the risk of a security incident and the related effects on our businesses.
While we maintain cybersecurity insurance, our insurance may not be sufficient to cover all liabilities described herein. The occurrence of any of the foregoing may result in disclosure of confidential information, loss of customer confidence in our products, possible litigation, material harm to our reputation and financial condition, disruption of our or our customers’ business operations, and a decline in our stock price.
Additionally, Credit Karma is subject to an order issued in 2014 by the Federal Trade Commission (FTC) that, among other things, requires maintenance of a comprehensive security program relating to the development and management of new and existing products and services and biennial independent security assessments for 20 years from the date of the order. Credit Karma’s failure to fulfill the requirements of the FTC’s order could result in fines, penalties, enforcement inquiries, investigations and claims, and negatively impact our business and reputation.
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
While we conduct background checks of our workforce, conduct reviews of partners, developers and vendors and use commercially available technologies to limit access to systems and data, it is possible that malicious third parties may misrepresent their intended use of data or may circumvent our controls, resulting in accidental or intentional disclosure or misuse of our customer or workforce data. Further, while we conduct due diligence on the security and business controls of our third-party partners, we may not have the ability to effectively monitor or oversee the implementation of these control measures. Malicious third parties may be able to circumvent these security and business controls or exploit vulnerabilities that may exist in these controls, resulting in the disclosure or misuse of sensitive business and personal customer or workforce information and data. In addition, malicious actors may attempt to use the information technology supply chain to compromise our systems by, for example, introducing malware through software updates. This risk is exacerbated with the advancement of technologies like AI, which malicious third parties are using to create new, sophisticated and more frequent attacks on our third-party partners.
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
Concerns about the current cybersecurity environment, generally, could deter current and potential customers from adopting our products and services and damage our reputation.
The continued occurrence of cybersecurity incidents affecting governments, businesses and consumers in general indicates that we operate in an external environment where cybersecurity incidents are becoming increasingly common. If the global cybersecurity environment worsens, and there are increased instances of security breaches of third-party offerings where consumers’ data and sensitive information is compromised, consumers may be less willing to use online offerings, particularly offerings like ours in which customers often share sensitive financial data. Additionally, political uncertainty and military actions may subject us and our service providers to heightened risks of security incidents. In addition, the increased availability of data obtained as a result of cybersecurity incidents affecting third-party offerings could make our own products more vulnerable to fraudulent activity. Even if our products are not affected directly by such incidents, any such incident could damage our reputation and deter current and potential customers from adopting our products and services or lead customers to cease using online and connected software products to transact financial business altogether.
If we are unable to effectively combat the increasing amount and sophistication of fraudulent activities by malicious third parties, we may suffer losses, which may be substantial, and lose the confidence of our customers and government agencies and our revenues and earnings may be harmed.
Many of the industries in which we operate have been experiencing an increasing amount of fraudulent activities by malicious third parties, and those fraudulent activities are becoming increasingly sophisticated. We have been and may from time to time become targeted by such malicious third parties engaging in fraudulent activities. Any such fraudulent activities may adversely impact our tax, payroll, payments, lending, marketing automation and personal financial management businesses, and the risk is heightened when our workforce is working remotely under our hybrid work model. In addition to any losses that may result from such fraud, which may be substantial, a loss of confidence by our customers or by governmental agencies in our ability to prevent fraudulent activity may seriously harm our business and damage our brand. If we cannot adequately combat such fraudulent activity, governmental authorities may refuse to allow us to continue to offer the affected services, or these services

Intuit Fiscal 2024 Form 10-K	20

Tables of Contents

may otherwise be adversely impacted, which could include federal or state tax authorities refusing to allow us to process our customers’ tax returns electronically, resulting in a significant adverse impact on our business, earnings, and revenue. As fraudulent activities become more pervasive and increasingly sophisticated, our fraud detection and prevention measures must become correspondingly more complex to combat them across the various industries in which we operate. Accordingly, we have implemented and may continue to implement risk control mechanisms that could make it more difficult for legitimate customers to obtain and use our products. These control mechanisms could result in lost revenue and negatively impact our earnings.
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
Our business operations, information technology and communications systems are vulnerable to damage or interruption from natural disasters, effects of climate change, human error, malicious attacks, fire, power loss, telecommunications failures, computer viruses and malware, computer denial of service attacks, terrorist attacks, public health emergencies and other events beyond our control. For example, we operate under a hybrid workplace model where our workforce spends a portion of their time working in our offices and a portion of their time working remotely. This model has introduced risks of disruptions to our operations, which may impair our ability to perform critical functions or could make it considerably more difficult to develop, enhance and support our products and services.
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

Intuit Fiscal 2024 Form 10-K	21

Tables of Contents

We regularly invest resources to update and improve our internal information technology systems and software platforms. Should our investments not succeed, or if delays or other issues with new or existing internal technology systems and software platforms disrupt our operations, our business could be harmed.
We rely on our network infrastructure, data hosting, public cloud and software-as-a-service providers, and internal technology systems for many of our development, marketing, operational, support, sales, accounting and financial reporting activities. We are continually investing resources to update and improve these systems and environments in order to meet existing needs, as well as the growing and changing requirements of our business and customers. If we experience prolonged delays or unforeseen difficulties in updating and upgrading our systems and architecture, we may experience outages, defects or other performance problems, and may not be able to deliver certain offerings and develop new offerings and enhancements that we need to remain competitive. Such improvements and upgrades are often complex, costly and time consuming. In addition, such improvements can be challenging to integrate with our existing technology systems, or may uncover problems with our existing technology systems. Unsuccessful implementation of hardware or software updates and improvements could result in outages, disruption in our business operations, loss of revenue or damage to our reputation.
If we are unable to develop, manage and maintain critical third-party business relationships, our business may be adversely affected.
Our growth is increasingly dependent on the strength of our business relationships and our ability to continue to develop, manage and maintain new and existing relationships with third-party partners. We rely on various third-party partners, including software and service providers, platforms, suppliers, credit reporting bureaus, vendors, manufacturers, distributors, accountants, contractors, financial institutions, core processors, licensing partners and development partners, among others, in many areas of our business in order to deliver our offerings and operate our business. Credit Karma generates revenue from its relationships with financial institution and other partners, which are subject to particular risks that affect their willingness to offer their products on Credit Karma's platform, such as adverse economic conditions, evolving limitations on their capacity to offer products on the platform, the introduction of competing products on their platforms, and an increasing complexity in the regulatory environment. We also rely on third parties to support the operation of our business by maintaining our physical facilities, equipment, power systems and infrastructure. In certain instances, these third-party relationships are sole source or limited source relationships and can be difficult to replace or substitute depending on the level of integration of the third party’s products or services into, or with, our offerings and/or the general availability of such third party’s products and services. In addition, there may be few or no alternative third-party providers or vendors in the market. Further, there can be no assurance that we will be able to adequately retain third-party contractors engaged to help us operate our business.
Additionally, the business operations of our third-party partners and the third-party partners who support them have been and could continue to be disrupted, including as a result of uncertain macroeconomic conditions and global health crises, such as pandemics and endemics. If our third-party partners are unable to help us operate our business or prevent us from delivering critical services to our customers or accepting and fulfilling customer orders, our business and financial results may be negatively impacted. The failure of third parties to provide acceptable and high quality products, services and technologies or to update their products, services and technologies may result in a disruption to our business operations and our customers, which may reduce our revenues and profits, cause us to lose customers and damage our reputation. Alternative arrangements and services may not be available to us on commercially reasonable terms or at all, or we may experience business interruptions upon a transition to an alternative partner.
In particular, we have relationships with banks, credit unions and other financial institutions that support certain critical services we offer to our customers. If macroeconomic conditions or other factors cause any of these institutions to fail, consolidate, stop providing certain services or institute cost-cutting efforts, or give rise to speculation relating to such events, we may be unable to offer those services to our customers, in which case our business and financial results may suffer. For example, if one of the counterparty financial institutions with whom we have significant deposits were to become insolvent, placed into receivership, or file for bankruptcy, our ability to recover our assets from such counterparty may be limited, which could negatively impact our results of operations and financial condition.
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

Intuit Fiscal 2024 Form 10-K	22

Tables of Contents

financial technology, mobile technologies, data science, artificial intelligence and data security are in high demand and we have faced and will continue to face intense competition globally to attract and retain a diverse workforce with these and other skills that are critical to our success. This is especially the case in California and India where a significant number of our employees are located. The compensation and incentives we have available to attract, retain and motivate employees may not meet the expectations of current and prospective employees as the competition for talent intensifies. For example, our equity awards may become less effective if our stock price decreases or increases at a slower rate than our talent competitors. In addition, our ability to issue significant additional equity to attract or retain employees may be limited by the risks of dilution to our existing stockholders and the related increase in our expenses. We may experience higher compensation costs to retain and recruit senior management and highly-skilled employees that may not be offset by improved productivity or revenue. Other factors may make it more challenging for us to continue to successfully attract, retain and develop key employees. For example, current and prospective employees may seek new or different opportunities based on mobility, location flexibility in our hybrid work model, achieving our publicly stated workforce diversity aspirations or other reputational factors.
Uncertainty in the development, deployment, and use of artificial intelligence in our platform and products and by our customers may result in harm to our business and reputation.
We continue to build and invest in systems and tools that incorporate AI-based technologies, including generative AI for customers, experts, and our workforce. We also use third parties to support this work. As with many innovations, AI presents risks, uncertainties, and challenges that could adversely impact our business. The development, adoption, and use for generative AI technologies are still in their early stages, and ineffective or inadequate AI development or deployment practices by Intuit or third-party developers or vendors could result in unintended consequences. For example, AI algorithms that we use may be flawed or may be based on datasets that are biased or insufficient. In addition, any latency, disruption, or failure in our AI systems or infrastructure could result in delays or errors in our offerings. Developing, testing, and deploying resource-intensive AI systems may require additional investment and increase our costs. There also may be real or perceived social harm, unfairness, or other outcomes that undermine public confidence in the use and deployment of AI. In addition, third parties may deploy AI technologies in a manner that reduces customer demand for our products and services. Any of the foregoing may result in decreased demand for our products or harm to our business, results of operations or reputation.
The legal and regulatory landscape surrounding AI technologies is rapidly evolving and uncertain including in the areas of intellectual property, cybersecurity, and privacy and data protection. In addition, there is uncertainty around the validity and enforceability of intellectual property rights related to our use, development, and deployment of AI. Compliance with new or changing laws, regulations or industry standards relating to AI may impose significant operational costs and may limit our ability to develop, deploy or use AI technologies. Failure to appropriately respond to this evolving landscape may result in legal liability, regulatory action, or brand and reputational harm.
If we experience significant product accuracy or quality problems or delays in product launches, it may harm our revenue, earnings and reputation.
Our customers rely on the accuracy of our offerings. All of our tax products and many of our non-tax products have rigid development timetables that increase the risk of errors in our products and the risk of launch delays. Our tax preparation software product development cycle is particularly challenging due to the need to incorporate unpredictable, ambiguous, and potentially late tax law and tax form changes each year and because our customers expect high levels of accuracy and a timely launch of these products to prepare and file their taxes by the tax filing deadline. Due to the complexity of our products and the condensed development cycles under which we operate, our products may contain errors that could unexpectedly interfere with the operation of the software or result in incorrect calculations. The complexity of the tax laws on which our products are based may also make it difficult for us to consistently deliver offerings that contain the features, functionality and level of accuracy that our customers expect. When we encounter problems, we may be required to modify our code, work with state tax administrators to communicate with affected customers, assist customers with amendments, distribute patches to customers who have already purchased the product and recall or repackage existing product inventory in our distribution channels. If we encounter development challenges or discover errors in our products either late in our development cycle or after release, it may cause us to delay our product launch date or suspend product availability until such issues can be fixed. Any major defects, launch delays or product suspensions may lead to loss of customers and revenue, negative publicity, customer and employee dissatisfaction, reduced retailer shelf space and promotions, and increased operating expenses, such as inventory replacement costs, legal fees or other payments, including those resulting from our accuracy guarantee in our tax preparation products. For example, an error in our tax products could cause a compliance error for taxpayers, including the over or underpayment of their federal or state tax liability. While our accuracy guarantee commits us to reimburse penalties and interest paid by customers due solely to calculation errors in our tax preparation products, such errors may result in additional burdens on third parties that we may need to address or that may cause us to suspend the availability of our products until such errors are addressed. This could also affect our reputation, the willingness of customers to use our products, and our financial results. Further, as we develop our platform to connect people to experts, such as connecting TurboTax customers with tax experts through our TurboTax Live offering, or connecting QuickBooks customers with bookkeepers through our QuickBooks Live offering, we face the risk that these experts may provide advice that is erroneous, ineffective or otherwise unsuitable. Any such deficiency in the advice given by these experts may cause harm to our customers, a loss of customer confidence in our offerings or harm to our reputation or financial results. Moreover, as we continue to incorporate emerging technologies, like AI, into our offerings, they may not function as designed or have unintended

Intuit Fiscal 2024 Form 10-K	23

Tables of Contents

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
•geopolitical events, including natural disasters or severe weather events (including those caused or exacerbated by climate change), acts of war and terrorism (including the conflict in the Middle East) and any related military, political or economic responses, and public health emergencies, including divergent governmental responses thereto affecting the jurisdictions in which we operate or maintain a workforce or facilities;
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

Intuit Fiscal 2024 Form 10-K	24

Tables of Contents

LEGAL AND COMPLIANCE RISKS
Increasing and changing regulation of our businesses may adversely affect our ability to operate or harm our operating results.
We are subject to an increasing number of local, state, federal, and international laws, regulations, and rules and standards. These relate to, without limitation, labor, advertising and marketing, tax, financial services, artificial intelligence, data privacy and security, electronic funds transfer, money transmission, lending, digital content, consumer protection, real estate, billing, e-commerce, promotions, quality of services, intellectual property ownership and infringement, import and export requirements, anti-bribery and anti-corruption, insurance, foreign exchange controls and cash repatriation restrictions, antitrust and competition, environmental, health and safety, and other regulated activities.
These laws and regulations are not consistent across jurisdictions and are subject to change and evolving interpretations, and we expect significant new regulations will affect emerging technologies, such as AI. As we expand our products and services and evolve our business models, we have, and may in the future, become subject to additional changing regulations and heightened regulatory scrutiny. Our ability to adopt emerging technologies, including AI, and to innovate for our customers and operate our business may be harmed by the uncertainty and complexity created by the regulatory environment. For example, in May 2024, the European Parliament and the Council adopted the Artificial Intelligence Act (“AI Act”) that will regulate AI systems that affect individuals located in the EU. Compliance with the AI Act, and similar emerging laws, may add significant costs to our business and may require us to change certain business practices to comply. In addition, some of our offerings, such as our lending and payments products, require licenses to operate. Our inability to obtain or maintain a license, or to comply with current or new license requirements, may materially harm our ability to operate in specific jurisdictions or subject us to regulatory fines or penalties.
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
Any perceived or actual failure to comply with applicable laws, regulations, and rules could negatively impact our reputation and expose us to legal liability, fines, penalties, or require us to change our products or business operations. In addition, evolving laws and regulations may require us to change our business practices or modify our compliance programs in order to continue operating our businesses. Any of the foregoing may adversely affect our ability to operate and may harm our results of operations.
Complex and evolving privacy and data protection regulations or changing customer expectations could result in claims, changes to our business practices, penalties or increased cost of operations or otherwise harm our business.
Regulations related data privacy, cybersecurity, the collection, processing, storage, transfer and use of data, and the use of AI are evolving. Many jurisdictions in which we operate globally have enacted, or are in the process of enacting, data privacy legislation or regulations aimed at creating and enhancing individual privacy rights. For example, the General Data Protection Regulation (GDPR) regulates the collection, use, and retention of personal information by our offerings in the EU. In addition, in the absence of a unified federal privacy standard, a growing number of U.S. states have enacted or introduced data privacy laws and regulations. Several countries have established specific legal requirements for cross-border data transfers and governmental authorities and privacy advocates around the world continue to propose new regulatory actions concerning data protection. Moreover, several jurisdictions are considering regulatory frameworks for AI that implicate data protection laws.
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
In addition, the evolution of global privacy treaties and frameworks has created compliance uncertainty and increased complexity. For example, the judicial invalidation of the EU-U.S. Privacy Shield frameworks that we relied on to transfer data has created additional compliance challenges for the transfer of EU personal data to the U.S. While the European Commission recently issued a decision that allows personal data to flow from the European Union to U.S. companies, the future of this framework is uncertain because it faces legal challenges in the European courts.
Each of these privacy, security and data protection requirements could impose significant limitations on us, require changes to our business, require notification to customers or workers of a security incident, restrict our use or storage of personal

Intuit Fiscal 2024 Form 10-K	25

Tables of Contents

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
We may become increasingly subject to infringement claims, including patent, copyright, trade secret, and trademark infringement claims. Litigation may be necessary to determine the validity and scope of the intellectual property rights of others. We have received a number of allegations of intellectual property infringement claims in the past and expect to receive more claims in the future based on allegations that our offerings infringe upon the intellectual property held by third parties. Some of these claims are the subject of pending litigation against us and against some of our customers. These claims may involve patent holding companies or other adverse intellectual property owners who have no relevant product revenues of their own, and against whom our own intellectual property may provide little or no deterrence. The ultimate outcome of any allegation is uncertain and, regardless of outcome, any such claim, with or without merit, may be time consuming to defend, result in costly litigation, divert management’s time and attention from our business, require us to stop selling, delay shipping or redesign of our products, or require us to pay monetary damages for royalty or licensing fees, or to satisfy indemnification obligations that we have with some of our customers. Our failure to obtain necessary license or other rights, or litigation arising out of intellectual property claims made against us may harm our business.
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
Our financial results from our tax offerings may also fluctuate from quarter to quarter and year to year due to a variety of other factors, some of which may affect the timing of revenue recognition. These include the timing of the availability of federal and state tax forms from taxing agencies and the ability of those agencies to receive electronic tax return submissions; changes to our offerings that result in the inclusion or exclusion of ongoing services; changes in product pricing strategies or product sales mix; changes in customer behavior; and the timing of our discontinuation of support for older product offerings. Other factors,

Intuit Fiscal 2024 Form 10-K	26

Tables of Contents

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
Our future effective income tax rates may be favorably or unfavorably affected by unanticipated changes in the valuation of our deferred tax assets and liabilities, by changes in our stock price, or by changes in tax laws or their interpretation. There are several proposed changes to U.S. and non-U.S. tax legislation and the ultimate enactment of any of them could have a negative impact on our effective tax rate. Foreign governments may enact tax laws, including in response to guidelines issued by international organizations such as the Organisation for Economic Co-operation and Development, that could result in further changes to global taxation and materially affect our financial position and results of operations. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. These continuous examinations may result in unforeseen tax-related liabilities, which may harm our future financial results.
An increasing number of states and foreign jurisdictions have adopted laws or administrative practices that impose new taxes on all or a portion of gross revenue or other similar amounts or impose additional obligations to collect transaction taxes such as sales, consumption, value added, or similar taxes. We may not have sufficient lead time to build systems and processes to collect these taxes properly, or at all. Failure to comply with such laws or administrative practices, or a successful assertion by such states or foreign jurisdictions requiring us to collect taxes where we do not, could result in material tax liabilities, including for past sales, as well as penalties and interest.
Adverse global macroeconomic conditions could harm our business and financial condition.
Adverse macroeconomic conditions, and perceptions or expectations about current or future conditions, such as volatility or distress in the financial markets, recession or inflationary pressures, slowing growth, rising interest rates, rising unemployment, rising consumer debt levels, reduced consumer confidence or economic activity, government fiscal and tax policies, U.S. and international trade relationships, government shutdowns and austerity programs could negatively affect our business and financial condition. These macroeconomic conditions or global events, such as political instability and war, have caused, and could, in the future, cause disruptions and volatility in global financial markets, increased rates of default and bankruptcy, decreases in consumer and small business spending and other unforeseen consequences. It is difficult to predict the impact of such events on our partners, customers, members, or economic markets more broadly, which have been and will continue to be highly dependent upon the actions of governments and businesses in response to macroeconomic events, and the effectiveness of those actions. Additionally, adverse developments that affect financial institutions, such as bank failures, or concerns or speculation about similar events or risks, could lead to liquidity challenges and further instability in the financial markets, which may in turn cause third parties, including customers, to become unable to meet their obligations under various types of financial arrangements. Moreover, because the majority of our revenue is derived from sales within the U.S., economic conditions in the U.S. have an even greater impact on us than companies with a more diverse international presence. Macroeconomic conditions, and perceptions or expectations about current or future conditions, could cause potential new customers not to purchase or to delay purchasing our products and services, and could cause our existing customers to discontinue purchasing or delay upgrades of our existing products and services. In addition, some financial institutions and other partners have decreased or suspended their activity on Credit Karma’s platform and may continue to do so, and increased interest rates may make offers from Credit Karma’s partners less attractive to Credit Karma's members. Members may decrease their engagement on the platform or their creditworthiness could be negatively impacted, reducing members' ability to qualify for credit cards and loans. Decreased consumer spending levels could also reduce payment processing volumes, causing reductions in our payments revenue. High unemployment and changes in the tax code and the government programs that are administered by tax authorities have caused, and could in the future cause, a significant decrease in the number of tax returns filed, which may have a significant effect on the number of tax returns we prepare and file. In addition, weakness in the end-user consumer and small business markets could negatively affect the cash flow of our distributors and resellers who could, in turn, delay paying their obligations to us, which could increase our credit risk exposure and cause delays in our recognition of revenue or future sales to these customers. Adverse economic conditions may also increase the costs of operating our business, including vendor, supplier and workforce expenses. Additionally, any inability to access the capital markets when needed due to volatility or illiquidity in the markets or increased regulatory liquidity and capital requirements may strain our liquidity positions. Such conditions may also expose us to fluctuations in foreign currency exchange rates or

Intuit Fiscal 2024 Form 10-K	27

Tables of Contents

interest rates that could materially and adversely affect our financial results. Any of the foregoing could harm our business and negatively impact our future financial results.
We provide capital to small businesses, which exposes us to risk, and may cause us material financial or reputational harm.
We provide capital to qualified small businesses, which exposes us to the risk of our borrowers’ inability to repay such loans. We have also entered into credit arrangements with financial institutions to obtain a portion of the capital we provide to qualified small businesses. Any termination or interruption in the financial institutions’ ability to lend to us could interrupt our ability to provide capital to qualified small businesses. Further, our credit decisioning, pricing, loss forecasting, scoring and other models used to evaluate loan applications may contain errors or may not adequately assess creditworthiness of our borrowers, or may be otherwise ineffective, resulting in incorrect approvals or denials of loans. It is also possible that loan applicants could provide false or incorrect information. Moreover, adverse macroeconomic conditions, such as inflation and rising interest rates, have impacted and may continue to impact small businesses, which are disproportionately adversely affect by economic downturns, and may increase the likelihood that our borrowers are unable to repay their loans. If any of the foregoing events were to occur, our reputation, relationships with borrowers, collections of loans receivable and financial results could be harmed.
Amortization of acquired intangible assets and impairment charges may cause significant fluctuation in our net income.
Our acquisitions have resulted in significant expenses, including amortization and impairment of acquired technology and other acquired intangible assets, and impairment of goodwill. Total costs and expenses in these categories were $629 million in fiscal 2024; $646 million in fiscal 2023; and $556 million in fiscal 2022. Although under current accounting rules goodwill is not amortized, we may incur impairment charges related to the goodwill already recorded and to goodwill arising out of future acquisitions. We test the impairment of goodwill annually in our fourth fiscal quarter or more frequently if indicators of impairment arise. The timing of the formal annual test may result in charges to our statement of operations in our fourth fiscal quarter that may not have been reasonably foreseen in prior periods. At July 31, 2024, we had $13.8 billion in goodwill and $5.8 billion in net acquired intangible assets on our consolidated balance sheet, both of which may be subject to impairment charges in the future. New acquisitions, and any impairment of the value of acquired intangible assets, may have a significant negative impact on our future financial results.
We have incurred indebtedness and may incur other debt in the future, which may adversely affect our financial condition and future financial results.
As of July 31, 2024, we had an aggregate of $6.0 billion of indebtedness outstanding under our senior unsecured notes, senior unsecured credit facility, and secured credit facilities. Under the agreements governing our indebtedness, we are permitted to incur additional debt. This debt, and any debt that we may incur in the future, may adversely affect our financial condition and future financial results by, among other things:
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

Intuit Fiscal 2024 Form 10-K	28

Tables of Contents

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
Our stock price is subject to changes in recommendations or earnings estimates by financial analysts, changes in investors’ or analysts’ valuation measures for our stock, our credit ratings and market trends unrelated to our performance. Furthermore, speculation in the press or investment community about our strategic position, financial condition, results of operations, business, security of our products, or legal proceedings can cause changes in our stock price. These factors, as well as general economic and political conditions, including the effects of a general slowdown in the global economy, inflationary pressures, pandemics and endemics, significant armed conflicts, acts of war and terrorism, and the timing of announcements in the public market regarding new products, product enhancements or technological advances by our competitors or us, and any announcements by us of acquisitions, major transactions, or management changes may cause volatility in our stock price. Moreover, inflationary pressures, pandemics and endemics, and significant armed conflicts, acts of war and terrorism have caused, and in the future may cause, increased volatility in the global financial markets and, in turn, our stock price. Further, any changes in the amounts or frequency of share repurchases or dividends may also adversely affect our stock price. A significant drop in our stock price could expose us to the risk of securities class action lawsuits, which may result in substantial costs and divert management’s attention and resources, which may adversely affect our business.

ITEM 1B - UNRESOLVED STAFF COMMENTS
None.

ITEM 1C - CYBERSECURITY

RISK MANAGEMENT AND STRATEGY
We host, collect, process, use, and retain large amounts of sensitive and personal data across an array of our own and third-party information systems. To help protect these systems and data, we have implemented a robust information security program that includes numerous administrative, technical, and physical safeguards. We strive to evolve our cyber defenses to help minimize impacts from cyber threats. In general, we seek to address cybersecurity risks through a cross-functional approach. This approach focuses on protecting business operations and preserving the confidentiality, integrity, and availability of systems and data by preventing and mitigating cybersecurity threats, as well as effectively responding to cybersecurity incidents when they occur.
Our information security program includes:
•Having designated information security personnel, led by our Chief Information Security and Fraud Prevention Officer (CISO), who has decades of relevant experience and has previously served as Chief Information Officer. The CISO is supported primarily by our Cybersecurity, Compliance, Risk, and Fraud Team (CyberCRAFT), which consists of approximately 490 professionals as of July 31, 2024. In addition to bringing their current expertise to their roles, CyberCRAFT professionals have the ability to participate in our specialized training and development programs to further enhance their cybersecurity skillsets and cross-train on related capabilities. The CISO works closely with the Company’s internal legal team to oversee compliance with legal, regulatory and contractual security requirements;
•Risk assessments designed to help identify and prioritize significant cybersecurity risks. Our process for identifying and assessing material risks from cybersecurity threats includes incorporation of an internally developed threat catalog and our tracking of trends for areas such as vulnerability management, our leverage of technical standards and guidance, input from our participation and collaboration with law enforcement and government initiatives, and our internal and vendor-supported threat intelligence initiatives. The cybersecurity risk assessment operates alongside our broader overall enterprise-wide risk assessment and management process, and key cybersecurity risks are presented to the Audit and Risk Committee in a manner that helps frame cybersecurity risks as part of a broader risk context;

Intuit Fiscal 2024 Form 10-K	29

Tables of Contents

•Regular testing and assessments of our systems and controls to evaluate the information security program maturity and effectiveness using cybersecurity frameworks (such as ISO 27001, PCI DSS, and SOC 2) and to identify and address potential vulnerabilities—and as appropriate, we adjust our policies, standards, and processes based on testing and assessment results;
•A vulnerability management program to determine the in-scope systems, patch systems based on criticality, and disclose potential vulnerabilities;
•A cybersecurity incident response plan and scenario-specific playbooks for responding to various types of cybersecurity incidents;
•Business continuity and disaster recovery plans to support more effective response and recovery efforts in the event of a significant cybersecurity incident or disruption;
•The use of external service providers and consultants to assess or monitor the environment or otherwise assist with aspects of our cybersecurity controls;
•Commercially available and customized security technologies and security and business controls to limit access to and use of such sensitive data;
•A security awareness and training program for our employees and contractors, with role-based training for certain personnel and positions; and
•A third-party risk management framework designed to monitor and address cybersecurity risks from various third parties (including vendors, service providers, and other contractors) that includes diligence regarding the third party’s cybersecurity capabilities and additional monitoring of certain third parties based on the results of diligence. In addition, we have established standard contractual terms and conditions regarding cybersecurity applicable to third parties, as well as further downstream parties, that may be tailored to the use case and sensitivity of any data or business processes involved.
Additionally, we maintain cybersecurity insurance which may cover some or all of the potential losses from a cybersecurity incident. During the last fiscal year, we did not identify any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that materially affected Intuit, including its business strategy, results of operations, or financial condition. However, we continue to face ongoing and increasing cybersecurity risks which may materially affect us in the future. Additional information on the cybersecurity risks is discussed in “Risk Factors” in Item 1A of Part I of this Annual Report, including without limitation the risk that “Security incidents, improper access to or disclosure of our data or customers’ data, or other cyberattacks on our systems could harm our reputation, business, and financial condition.”

GOVERNANCE
Management is responsible for the day-to-day administration of the Intuit’s cybersecurity policies, processes, practices, and risk management. The Audit and Risk Committee of our Board of Directors provides primary oversight of cybersecurity risks and the Company’s efforts to mitigate those risks.
MANAGEMENT OVERSIGHT
As part of management oversight, our CEO receives monthly updates from the CISO and representatives from CyberCRAFT. These updates provide a recurring overview of cybersecurity trends and status updates (e.g., security events, fraud detection, IT roadmap progress, follow-up from prior assessments, security awareness exercise results), as well as a more focused analysis on select cybersecurity topics for the month. Examples of prior topics include: recent cybersecurity legislation, cybersecurity incidents affecting external entities, and trends in cybersecurity controls and adoption. As part of our incident response processes, incidents are classified based on the incident’s characteristics. For certain risk-based classifications of incidents, the CEO and other members of the executive leadership team are also informed and contribute as part of our incident response processes.
BOARD OVERSIGHT
Our full Board of Directors provides ultimate oversight for the cybersecurity program, in addition to other significant risks of Intuit. The Board of Directors has delegated to the Audit and Risk Committee to provide the primary oversight of cybersecurity risks. On a quarterly basis, the CISO and CyberCRAFT specialists present the Audit and Risk Committee with updates, metrics, and trends, such as the status of prior security events, existing and emerging threat landscapes, the results of audits or assessments, fraud prevention efforts, vulnerability detection and disclosure changes, and the status of projects to strengthen our security systems and improve incident readiness, and how these may affect broader enterprise risk management. Under our incident response processes’ risk-based escalation protocols, the CISO, or other management, escalates certain incidents to the chair of the Audit and Risk Committee, who may then involve the broader committee or the full Board of Directors, as appropriate.

Intuit Fiscal 2024 Form 10-K	30

Tables of Contents

ITEM 2 - PROPERTIES
Our principal locations, their purposes, and the expiration dates for the leases on facilities at those locations as of July 31, 2024, are shown in the table below. We have renewal options on many of our leases.

Location	Purpose	Approximate Square Feet	Principal Lease Expiration Dates

Mountain View, California	Corporate headquarters and principal offices for Small Business & Self-Employed segment	487,000	2024 - 2026
Mountain View, California	Corporate headquarters and principal offices for Small Business & Self-Employed segment	364,000	Owned
Bangalore, India	Principal offices for Intuit India	478,000	2026 - 2029
San Diego, California	Principal offices for Consumer segment	466,000	Owned
Oakland, California	Principal offices for Credit Karma segment	167,000	2031
Plano, Texas	Principal offices for ProTax segment	166,000	2026
We also lease or own facilities in a number of domestic locations and lease facilities internationally in Canada, Israel, the United Kingdom, Australia, and other locations. We believe our facilities are suitable and adequate for our current and near-term needs, and that we will be able to locate additional facilities as needed. See Note 10 to the consolidated financial statements in Item 8 of this Annual Report for more information about our lease commitments.

ITEM 3 - LEGAL PROCEEDINGS
See Note 14 to the consolidated financial statements in Item 8 of this Annual Report for a description of legal proceedings.

ITEM 4 - MINE SAFETY DISCLOSURES
None.

Intuit Fiscal 2024 Form 10-K	31

Tables of Contents

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information for Common Stock
Intuit’s common stock is quoted on the Nasdaq Global Select Market under the symbol “INTU.”
Stockholders
As of August 27, 2024, we had approximately 520 record holders and approximately 2,014,000 beneficial holders of our common stock.
Dividends
We declared cash dividends that totaled $3.60 per share of outstanding common stock, or $1.0 billion, during fiscal 2024 and $3.12 per share of outstanding common stock, or $898 million, during fiscal 2023. In August 2024, our Board of Directors declared a quarterly cash dividend of $1.04 per share of outstanding common stock payable on October 18, 2024 to stockholders of record at the close of business on October 10, 2024. We currently expect to continue to pay comparable cash dividends on a quarterly basis in the future; however, future declarations of dividends and the establishment of future record dates and payment dates are subject to the final determination of our Board of Directors.
Recent Sales of Unregistered Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Stock repurchase activity during the three months ended July 31, 2024 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans

May 1, 2024 through May 31, 2024	391,465	$627.40	391,465	$1,881,558,238
June 1, 2024 through June 30, 2024	22,834	$568.62	22,834	$1,868,574,362
July 1, 2024 through July 31, 2024	—	$—	—	$1,868,574,362
Total	414,299	$624.16	414,299
Note: On August 22, 2023, our Board of Directors approved an increase in the authorization under the existing stock repurchase program under which we are authorized to repurchase up to an additional $2.3 billion of our common stock. All of the shares repurchased during the three months ended July 31, 2024 were purchased under this plan. At July 31, 2024, we had authorization from our Board of Directors for up to $1.9 billion in stock repurchases. On August 20, 2024, our Board of Directors approved an increase in the authorization under the existing stock repurchase program under which we are authorized to repurchase up to an additional $3 billion of our common stock.

Intuit Fiscal 2024 Form 10-K	32

Tables of Contents

Company Stock Price Performance
The graph below compares the cumulative total stockholder return on Intuit common stock for the last five full fiscal years with the cumulative total returns on the S&P 500 Index and the Morgan Stanley Technology Index for the same period. The graph assumes that $100 was invested in Intuit common stock and in each of the other indices on July 31, 2019, and that all dividends were reinvested. The comparisons in the graph below are based on historical data – with Intuit common stock prices based on the closing price on the dates indicated – and are not intended to forecast the possible future performance of Intuit’s common stock.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Intuit Inc., the S&P 500 Index,
and Morgan Stanley Technology Index

$350
$300
$250
$200
$150
$100
7/19
7/20
7/21
7/22
7/23
7/24
Intuit Inc.
S&P 500
Morgan Stanley Technology Index

Copyright© 2024 Standard and Poor’s, a division of S&P Global. All rights reserved.

	July 31, 2019	July 31, 2020	July 31, 2021	July 31, 2022	July 31, 2023	July 31, 2024
Intuit Inc.	$100.00	$111.34	$193.74	$167.69	$189.49	$241.17
S&P 500	$100.00	$111.96	$152.76	$145.67	$164.63	$201.10
Morgan Stanley Technology Index	$100.00	$143.78	$198.89	$179.35	$225.27	$308.73

ITEM 6 - [RESERVED]

Intuit Fiscal 2024 Form 10-K	33

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
In the Results of Operations sections of this MD&A, where we describe two or more factors that contributed to changes in revenue and operating income, we have, where possible, quantified the impact of those factors. Where a change is the result of multiple factors that are interrelated and cannot be separately quantified, we have identified the interrelated factors without quantifying them.
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
On August 1, 2023, we reorganized certain technology functions in our Consumer and ProTax segments that support and benefit our overall platform. Additionally, certain workplace and real estate functions in our Small Business & Self-Employed segment are now managed at the corporate level. As a result of these reorganizations, costs associated with these functions are no longer included in segment operating income and are now included in other corporate expenses. For the twelve months ended July 31, 2023 and 2022, we reclassified $49 million and $21 million from Small Business & Self-Employed, $168 million and $150 million from Consumer, and $60 million and $64 million from ProTax to other corporate expenses, respectively. See Note 15, “Segment Information,” for more information.
In July 2024, our management approved, committed to, and initiated a plan of reorganization (the Plan) focused on reallocating resources to our key growth areas. The Plan includes the exit of employees and the closing of real estate sites in certain markets in service to growing technology teams and capabilities in strategic locations. We expect the actions associated with the Plan to be substantially complete by the first quarter of fiscal 2025. Restructuring costs associated with the Plan are estimated to be approximately $247 million. During the twelve months ended July 31, 2024, we recorded a $223 million charge in connection with the Plan. This charge is primarily related to severance and employee benefits and is recorded to restructuring in our consolidated statements of operations. See Note 16 to the consolidated financial statements in Item 8 of this Annual Report for more information.
On August 1, 2024, we renamed our Small Business & Self-Employed segment as the Global Business Solutions segment. This new name better aligns with the global reach of the Mailchimp and QuickBooks platform, our focus on serving both small and mid-market businesses, and our vision to become the end-to-end platform that customers use to grow and run their business.

EXECUTIVE OVERVIEW
This overview provides a high-level discussion of our operating results and some of the trends that affect our business. We believe that an understanding of these trends is important in order to understand our financial results for fiscal 2024, as well as

Intuit Fiscal 2024 Form 10-K	34

Tables of Contents

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

Key Challenges and Risks
Our growth strategy depends upon our ability to innovate, develop, and introduce emerging technologies, including AI and GenAI, to drive broad adoption of our products and services and enter new markets. Our future growth also increasingly depends on the strength of our third-party business relationships and our ability to continue to develop, maintain, and strengthen new and existing relationships. To remain competitive and continue to grow, we are investing significant resources in our product development, marketing, and sales capabilities, and we expect to continue to do so in the future. Much of our future success also depends on our ability to continue to attract, retain, and develop highly skilled employees, including those in technical and leadership roles who are critical to our strategic growth, in a highly competitive talent environment.
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
Our operations are impacted by a rapidly-evolving regulatory environment and face increasingly heightened scrutiny. We are subject to numerous federal, state, and local, as well as foreign laws and regulations covering a broad and increasing range of subjects, both in the U.S. and internationally.
For a complete discussion of the most significant risks and uncertainties affecting our business, please see “Forward-Looking Statements” immediately preceding Part I and “Risk Factors” in Item 1A of Part I of this Annual Report.

Intuit Fiscal 2024 Form 10-K	35

Tables of Contents

Overview of Financial Results
The most important financial indicators that we use to assess our business are revenue growth for the company as a whole and for each reportable segment; operating income growth for the company as a whole; earnings per share; and cash flow from operations. We also track certain non-financial drivers of revenue growth and, when material, identify them in the applicable discussions of segment results below. Service offerings are a significant part of our business. Our total service revenue was $13.9 billion, or 85% of our total revenue in fiscal 2024, and we expect our total service revenue as a percentage of our total revenue to grow over the long term.
Key highlights for fiscal 2024 include the following:

Revenue of	Small Business & Self-Employed revenue of	Consumer revenue of
$16.3 B	$9.5 B	$4.4 B
up 13% from fiscal 2023	up 19% from fiscal 2023	up 7% from fiscal 2023

Credit Karma revenue of	ProTax revenue of	Operating income of
$1.7 B	$599 M	$3.6 B
up 5% from fiscal 2023	up 7% from fiscal 2023	up 16% from fiscal 2023

Net income of	Diluted net income per share of	Cash flow from operations of
$3.0 B	$10.43	$4.9 B
up 24% from fiscal 2023	up 24% from fiscal 2023	down 3% from fiscal 2023

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
In preparing our consolidated financial statements in accordance with U.S. generally accepted accounting principles (GAAP), we are required to make estimates, assumptions, and judgments that can have a material impact on our net revenue, operating income or loss, and net income or loss, as well as on the value of certain assets and liabilities on our consolidated balance sheets. We believe that the estimates, assumptions, and judgments involved in the following accounting policies have the greatest potential impact on our consolidated financial statements, so we consider these to be our critical accounting policies:
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

Intuit Fiscal 2024 Form 10-K	36

Tables of Contents

Revenue Recognition
We derive our revenue primarily from the sale of online services such as tax, accounting, payroll, merchant payment processing services, delivery of qualified links, marketing automation, customer relationship management, and desktop software products and desktop software subscriptions. Our contracts with customers often include promises to transfer multiple products and services, which are primarily recognized ratably over the relevant period. In determining how revenue should be recognized, a five-step process is used, which requires judgment and estimates within the revenue recognition process. The primary judgments include identifying the performance obligations in the contract and determining whether the performance obligations are distinct. If any of these judgments were to change, it could cause a material increase or decrease in the amount of revenue we report in a particular period. For additional information, see “Description of Business and Summary of Significant Accounting Policies – Revenue Recognition” in Note 1 to the consolidated financial statements in Item 8 of this Annual Report.
Business Combinations
As described in “Description of Business and Summary of Significant Accounting Policies – Business Combinations,” in Note 1 to the consolidated financial statements in Item 8 of this Annual Report, under the acquisition method of accounting, we generally recognize the identifiable assets acquired, the liabilities assumed, and any noncontrolling interests in an acquiree at their fair values as of the date of acquisition. We measure goodwill as the excess of consideration transferred, which we also measure at fair value, over the net of the acquisition date fair values of the identifiable assets acquired and liabilities assumed. The acquisition method of accounting requires us to exercise judgment and make significant estimates and assumptions regarding the fair values of the elements of a business combination as of the date of acquisition, including the fair values of identifiable intangible assets, deferred tax asset valuation allowances, liabilities related to uncertain tax positions, and contingencies. This method allows us to refine these estimates over a one-year measurement period to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. If we are required to retroactively adjust provisional amounts that we have recorded for the fair values of assets and liabilities in connection with acquisitions, these adjustments could materially decrease our operating income and net income and result in lower asset values on our consolidated balance sheets.
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

Intuit Fiscal 2024 Form 10-K	37

Tables of Contents

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
During the fourth quarters of fiscal 2024, fiscal 2023, and fiscal 2022, we performed our annual goodwill impairment tests. Using the methodology described in “Description of Business and Summary of Significant Accounting Policies – Goodwill, Acquired Intangible Assets and Other Long-Lived Assets,” in Note 1 to the consolidated financial statements in Item 8 of this Annual Report, we determined that the estimated fair values of all of our reporting units substantially exceeded their carrying values and that they were not impaired.
Legal Contingencies
We are subject to certain legal proceedings, as well as demands, claims, and threatened litigation that arise in the normal course of our business. We review the status of each significant matter quarterly and assess our potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, we record a liability and an expense for the estimated loss. If we determine that a loss is reasonably possible and the range of the loss can be reasonably determined, then we disclose the range of the possible loss. Significant judgment is required in the determination of whether a potential loss is probable, reasonably possible, or remote, as well as in the determination of whether a potential exposure is reasonably estimable. Our accruals are based on the best information available at the time. As additional information becomes available, we reassess the potential liability related to our pending claims and legal proceedings and may revise our estimates. Potential legal liabilities and the revision of estimates of potential legal liabilities could have a material impact on our financial position and results of operations. See Note 14 to the consolidated financial statements in Item 8 of this Annual Report for more information.
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

Intuit Fiscal 2024 Form 10-K	38

Tables of Contents

RESULTS OF OPERATIONS
A discussion regarding our financial condition and results of operations for fiscal 2024 compared to fiscal 2023 is presented below. A discussion regarding our financial condition and results of operations for fiscal 2023 compared to fiscal 2022 can be found under Item 7 of Part II in our Annual Report on Form 10-K for the fiscal year ended July 31, 2023, filed with the SEC on September 1, 2023, which is available free of charge on the SEC’s website at www.sec.gov and on the Investor Relations section of our corporate website at investors.intuit.com.

Financial Overview

(Dollars in millions, except per share amounts)	Fiscal 2024	Fiscal 2023	Fiscal 2022	2024-2023 % Change	2023-2022 % Change
Total net revenue	$16,285	$14,368	$12,726	13%	13%
Operating income	3,630	3,141	2,571	16%	22%
Net income	2,963	2,384	2,066	24%	15%
Diluted net income per share	$10.43	$8.42	$7.28	24%	16%
Total net revenue increased $1.9 billion, or 13%, in fiscal 2024 compared with fiscal 2023. Small Business & Self-Employed segment revenue increased 19% due to growth in our Online Ecosystem revenue. Consumer segment revenue increased 7% due to the interrelated factors of a shift in mix to our higher-priced services offerings, such as TurboTax Live, and higher effective prices. See “Segment Results” later in this Item 7 for more information.
Operating income increased $489 million, or 16%, in fiscal 2024 compared with fiscal 2023. The increase in operating income was due to the increase in revenue described above and an increase in expenses. Expenses increased due to staffing, marketing, restructuring, share-based compensation, and outside services. See “Operating Expenses” later in this Item 7 for more information. See Note 16 to the consolidated financial statements in Item 8 of this Annual Report for more information on our restructuring charges.
Net income increased $579 million, or 24%, in fiscal 2024 compared with fiscal 2023. The increase in net income was due to the increase in operating income described above, an increase in interest income due to higher average interest rates, and a decrease in income tax expense related to higher excess tax benefits on share-based compensation. Diluted net income per share increased 24% to $10.43 for fiscal 2024, in line with the increase in net income.

Segment Results
The information below is organized in accordance with our four reportable segments. All of our segments operate and sell to customers primarily in the United States. Total international net revenue was approximately 8% of consolidated total net revenue in each of the twelve months ended July 31, 2024, 2023, and 2022.
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
On August 1, 2023, we reorganized certain technology functions in our Consumer and ProTax segments that support and benefit our overall platform. Additionally, certain workplace and real estate functions in our Small Business & Self-Employed segment are now managed at the corporate level. As a result of these reorganizations, costs associated with these functions are no longer included in segment operating income and are now included in other corporate expenses. For the twelve months ended July 31, 2023 and 2022, we reclassified $49 million and $21 million from Small Business & Self-Employed, $168 million and $150 million from Consumer, and $60 million and $64 million from ProTax to other corporate expenses, respectively.
Segment operating income is segment net revenue less segment cost of revenue and operating expenses. We include expenses such as corporate selling and marketing, product development, general and administrative, and non-employment related legal and litigation settlement costs, which are not allocated to specific segments, in unallocated corporate items as part of other corporate expenses. For our Credit Karma segment, expenses include certain direct expenses related to selling and marketing, product development, and general and administrative. Unallocated corporate items for all segments include share-based compensation, amortization of acquired technology, amortization of other acquired intangible assets, goodwill and intangible asset impairment charges, professional fees and transaction charges related to business combinations, and restructuring charges. These unallocated corporate costs for all segments totaled $5.9 billion in fiscal 2024, $5.2 billion in fiscal

Intuit Fiscal 2024 Form 10-K	39

Tables of Contents

2023, and $4.6 billion in fiscal 2022. Unallocated corporate items increased in fiscal 2024 compared with fiscal 2023 due to increases in restructuring costs, share-based compensation expense, and product development expense. See Note 15 to the consolidated financial statements in Item 8 of this Annual Report for reconciliations of total segment operating income to consolidated operating income for each fiscal year presented.

Intuit Fiscal 2024 Form 10-K	40

Tables of Contents

Small Business & Self-Employed
Small Business & Self-Employed segment revenue includes both Online Ecosystem and Desktop Ecosystem revenue.
Our Online Ecosystem includes revenue from:
•QuickBooks Online, QuickBooks Live, QuickBooks Online Advanced, QuickBooks Self-Employed, and QuickBooks Solopreneur financial and business management offerings;
•QuickBooks Online Payroll;
•Merchant payment processing and bill pay services for small and mid-market businesses that use online offerings;
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
•Desktop payroll products (QuickBooks Basic Payroll, QuickBooks Assisted Payroll, and QuickBooks Enhanced Payroll);
•Merchant payment processing services for small and mid-market businesses that use desktop offerings;
•Financial supplies; and
•Financing for small businesses.

Segment service revenue is primarily derived from our Online Ecosystem revenue and revenue from the services and support that are provided as part of our QuickBooks Desktop subscription and desktop payroll offerings, as well as merchant payment processing services. Segment product and other revenue is primarily derived from revenue related to delivery of software licenses and the related updates, including version protection, for our QuickBooks Desktop subscription and desktop payroll offerings, which are part of our Desktop Ecosystem. Our fiscal 2022 revenue includes Mailchimp revenue from the date of acquisition, which was November 1, 2021.

(Dollars in millions)	Fiscal 2024	Fiscal 2023	Fiscal 2022	2024-2023 % Change	2023-2022 % Change
Service revenue	$7,792	$6,641	$5,295
Product and other revenue	1,741	1,397	1,165
Total segment revenue	$9,533	$8,038	$6,460	19%	24%
% of total revenue	59%	56%	51%

Segment operating income	$5,748	$4,581	$3,520	25%	30%
% of related revenue	60%	57%	54%

Intuit Fiscal 2024 Form 10-K	41

Tables of Contents

Revenue classified by significant service and product offerings was as follows:

(Dollars in millions)	Fiscal 2024	Fiscal 2023	Fiscal 2022	2024-2023 % Change	2023-2022 % Change
Net revenue:
QuickBooks Online Accounting	$3,379	$2,849	$2,267	19%	26%
Online Services	3,513	2,910	2,171	21%	34%
Total Online Ecosystem	6,892	5,759	4,438	20%	30%
QuickBooks Desktop Accounting	1,389	1,110	851	25%	30%
Desktop Services and Supplies	1,252	1,169	1,171	7%	—%
Total Desktop Ecosystem	2,641	2,279	2,022	16%	13%
Total Small Business & Self-Employed	$9,533	$8,038	$6,460	19%	24%

Revenue for our Small Business & Self-Employed segment increased $1.5 billion, or 19%, in fiscal 2024 compared with fiscal 2023. The increase was due to growth in Online Ecosystem revenue, which contributed to $1.1 billion of the increase for fiscal 2024.
Online Ecosystem
Online Ecosystem revenue increased $1.1 billion, or 20%, in fiscal 2024 compared with fiscal 2023. Online Services revenue increased $603 million, or 21%, in fiscal 2024 compared with fiscal 2023 due to increases in revenue from our payroll offerings of $211 million, our payments offerings of $203 million, and Mailchimp of $125 million. Revenue increases were due to the interrelated factors described below. Online payroll revenue increased due to customer growth, higher effective prices, and a shift in mix to higher-end offerings. Online payments revenue increased due to customer growth, higher effective prices, and an increase in total payment volume per customer. Mailchimp revenue increased due to higher effective prices and paid customer growth. QuickBooks Online Accounting revenue increased $530 million, or 19%, in fiscal 2024 compared with fiscal 2023 due to customer growth, higher effective prices, and a shift in mix to our higher-priced offerings.
Online Ecosystem average revenue per customer, which we define as total online ecosystem revenue divided by the average number of online paying customers, increased 11% for fiscal 2024 compared with fiscal 2023. Online ecosystem paying customers, which we define as the sum of all QuickBooks Online customers, QuickBooks Time customers, Mailchimp paying customers, and customers who subscribe to standalone services outside of their QuickBooks Online experience, increased 6% as of July 31, 2024 compared with July 31, 2023.
Desktop Ecosystem
Desktop Ecosystem revenue increased $362 million, or 16%, in fiscal 2024 compared with fiscal 2023, $252 million of which is due to the interrelated factors of customer growth and price increases primarily in our QuickBooks Desktop and Enterprise subscription offerings. Approximately $110 million of fiscal 2024 revenue is associated with changes we made to our offerings in fiscal 2024 to complete the transition to a recurring subscription model, which more closely aligns our Desktop license and related product updates to our Desktop subscription billing model.
Small Business & Self-Employed segment operating income increased $1.2 billion, or 25%, in fiscal 2024 compared with fiscal 2023, due to the increase in revenue described above, which was partially offset by increases in marketing expenses of $105 million, staffing expenses of $67 million, and outside services expenses of $54 million.
In August 2023, we reorganized certain workplace and real estate functions that are now managed at the corporate level. As a result, these costs are no longer included in segment operating income and are now included in other corporate expenses. For the twelve months ended July 31, 2023 and 2022, we reclassified $49 million and $21 million, respectively, from Small Business & Self-Employed to other corporate expenses.
On August 1, 2024, we renamed our Small Business & Self-Employed segment as the Global Business Solutions segment. This new name better aligns with the global reach of the Mailchimp and QuickBooks platform, our focus on serving both small and mid-market businesses, and our vision to become the end-to-end platform that customers use to grow and run their business.

Intuit Fiscal 2024 Form 10-K	42

Tables of Contents

Consumer

Consumer segment service revenue is derived primarily from TurboTax Online and TurboTax Live offerings, electronic tax filing services, and connected services.
Consumer segment product and other revenue is derived primarily from TurboTax desktop tax return preparation software and related form updates.

(Dollars in millions)	Fiscal 2024	Fiscal 2023	Fiscal 2022	2024-2023 % Change	2023-2022 % Change
Service revenue	$4,214	$3,915	$3,694
Product and other revenue	231	220	221
Total segment revenue	$4,445	$4,135	$3,915	7%	6%
% of total revenue	27%	29%	31%

Segment operating income	$2,920	$2,875	$2,633	2%	9%
% of related revenue	66%	70%	67%
Revenue for our Consumer segment increased $310 million, or 7%, in fiscal 2024 compared with fiscal 2023, due to the interrelated factors of a shift in mix to our higher-priced service offerings, such as TurboTax Live, and higher effective prices.
Consumer segment operating income increased $45 million, or 2%, in fiscal 2024 compared with fiscal 2023, due to the increase in revenue described above, partially offset by increases in marketing expenses of $116 million, staffing expenses of $70 million associated with both our shift in mix to our higher-priced service offerings and increasing service availability, and outside services expenses of $24 million.
In August 2023, we reorganized certain technology functions that support and benefit our overall platform. As a result, these costs are no longer included in segment operating income and are now included in other corporate expenses. For the twelve months ended July 31, 2023 and 2022, we reclassified $168 million and $150 million, respectively, from Consumer to other corporate expenses.

Intuit Fiscal 2024 Form 10-K	43

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

(Dollars in millions)	Fiscal 2024	Fiscal 2023	Fiscal 2022	2024-2023 % Change	2023-2022 % Change
Service revenue	$1,708	$1,634	$1,805
Product and other revenue	—	—	—
Total segment revenue	$1,708	$1,634	$1,805	5%	(9%)
% of total revenue	10%	11%	14%

Segment operating income	$414	$428	$531	(3%)	(19%)
% of related revenue	24%	26%	29%
Revenue for our Credit Karma segment increased $74 million, or 5%, in fiscal 2024 compared with fiscal 2023, due to increases in revenue from our credit card vertical of $32 million, auto insurance vertical of $25 million, and Credit Karma Money of $20 million, partially offset by a decrease in revenue from our home loan vertical of $6 million.
Credit Karma segment operating income decreased $14 million, or 3%, in fiscal 2024 compared with fiscal 2023, due to increases in marketing expenses of $68 million and outside services expenses of $28 million, partially offset by the increase in revenue described above.

Intuit Fiscal 2024 Form 10-K	44

Tables of Contents

ProTax

ProTax segment service revenue is derived primarily from ProConnect Tax Online tax products, electronic tax filing services, connected services, and bank products.
ProTax segment product and other revenue is derived primarily from Lacerte, ProSeries, and ProFile desktop tax preparation software products, and related form updates.

(Dollars in millions)	Fiscal 2024	Fiscal 2023	Fiscal 2022	2024-2023 % Change	2023-2022 % Change
Service revenue	$147	$127	$120
Product and other revenue	452	434	426
Total segment revenue	$599	$561	$546	7%	3%
% of total revenue	4%	4%	4%

Segment operating income	$487	$455	$447	7%	2%
% of related revenue	81%	81%	82%
Revenue for our ProTax segment increased $38 million, or 7%, in fiscal 2024 compared with fiscal 2023, due to higher average revenue per customer.
ProTax segment operating income increased $32 million, or 7%, in fiscal 2024 compared with fiscal 2023, due to the increase in revenue described above. Expenses were relatively flat in fiscal 2024 compared with fiscal 2023.
In August 2023, we reorganized certain technology functions that support and benefit our overall platform. As a result, these costs are no longer included in segment operating income and are now included in other corporate expenses. For the twelve months ended July 31, 2023 and 2022, we reclassified $60 million and $64 million, respectively, from ProTax to other corporate expenses.

Intuit Fiscal 2024 Form 10-K	45

Tables of Contents

Cost of Revenue

(Dollars in millions)	Fiscal 2024	% of Related Revenue	Fiscal 2023	% of Related Revenue	Fiscal 2022	% of Related Revenue
Cost of service revenue	$3,250	23%	$2,908	24%	$2,196	20%
Cost of product and other revenue	69	3%	72	4%	70	4%
Amortization of acquired technology	146	N/A	163	N/A	140	N/A
Total cost of revenue	$3,465	21%	$3,143	22%	$2,406	19%
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
Cost of service revenue as a percentage of service revenue was relatively consistent in fiscal 2024 compared to fiscal 2023.
Cost of product and other revenue as a percentage of product and other revenue was consistent in fiscal 2024 compared with fiscal 2023. Costs of product and other revenue are expensed as incurred, and we do not defer any of these costs when product and other revenue is deferred.

Operating Expenses

(Dollars in millions)	Fiscal 2024	% of Total Net Revenue	Fiscal 2023	% of Total Net Revenue	Fiscal 2022	% of Total Net Revenue
Selling and marketing	$4,312	26%	$3,762	26%	$3,526	29%
Research and development	2,754	17%	2,539	18%	2,347	18%
General and administrative	1,418	9%	1,300	9%	1,460	11%
Amortization of other acquired intangible assets	483	3%	483	3%	416	3%
Restructuring	223	1%	—	—%	—	—%
Total operating expenses	$9,190	56%	$8,084	56%	$7,749	61%
Total operating expenses as a percentage of total net revenue was flat in fiscal 2024 compared to fiscal 2023. Total net revenue increased $1.9 billion, or 13%, and total operating expenses increased $1.1 billion, or 14%. The increase in total operating expenses was due to increases of $294 million for marketing expenses, $257 million for staffing due to higher headcount, $223 million in restructuring charges which includes $25 million in share-based compensation, and $175 million for other share-based compensation. See Note 16 to the consolidated financial statements in Item 8 of this Annual Report for more information regarding restructuring charges.

Non-Operating Income and Expenses
Interest Expense
Interest expense of $242 million and $248 million in fiscal 2024 and 2023, respectively, consisted of interest on our senior unsecured notes, unsecured term loan, and secured revolving credit facilities.

Intuit Fiscal 2024 Form 10-K	46

Tables of Contents

Interest and Other Income, Net

(In millions)	Fiscal 2024	Fiscal 2023	Fiscal 2022
Interest income (1)	$147	$106	$15
Net gain (loss) on executive deferred compensation plan assets (2)	24	12	(12)
Other	(9)	(22)	49
Total interest and other income, net	$162	$96	$52
(1) Interest income increased in fiscal 2024 compared to fiscal 2023, due to higher average interest rates.
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
Income Taxes
Our effective tax rate for fiscal 2024 was approximately 17%. Excluding certain tax benefits primarily related to share-based compensation, our effective tax rate was approximately 24%. This rate differed from the federal statutory rate of 21% primarily due to state income taxes and non-deductible share-based compensation, which were partially offset by the benefit we received from the federal research and experimentation credit.
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
At July 31, 2024, we had net deferred tax assets of $695 million, which included a valuation allowance for California net deferred tax assets primarily related to state research and experimentation tax credit carryforwards, foreign loss carryforwards, and state operating loss carryforwards. See “Critical Accounting Policies and Estimates” earlier in this Item 7 and Note 11 to the consolidated financial statements in Item 8 of this Annual Report for more information.
Under the 2017 Tax Cuts & Jobs Act, research and development costs incurred in taxable years beginning after December 31, 2021 are no longer fully deductible and are required to be capitalized and amortized for U.S. tax purposes. The mandatory capitalization requirement, effective for us beginning August 1, 2022, significantly increased our deferred tax assets and income taxes payable for fiscal 2023 and fiscal 2024, and we expect it to continue to cause an increase in our deferred tax assets and income taxes payable in the near term.
The Inflation Reduction Act was enacted on August 16, 2022. This law, among other provisions, provides a corporate alternative minimum tax on adjusted financial statement income, which was effective for us beginning in fiscal 2024. There was no impact from the corporate alternative minimum tax in fiscal 2024. The corporate alternative minimum tax is not expected to have a significant impact to our provision for income taxes. We continue to monitor developments and evaluate impacts, if any, of these provisions on our results of operations and cash flows for future years.
In 2021, the Organisation for Economic Co-operation and Development (OECD) announced Pillar Two Model Rules, which call for the taxation of large multinational corporations at a minimum rate of 15%. Many non-U.S. tax jurisdictions have either recently enacted legislation to adopt certain components of the Pillar Two Model Rules beginning in fiscal 2025 with the adoption of additional components in later years or announced their plans to enact legislation in future years. The currently enacted Pillar Two Model Rules are not expected to have a significant impact to our provision for income taxes. We continue to monitor developments and evaluate impacts, if any, of these provisions on our results of operations and cash flows for future years.
In the current global tax policy environment, the U.S. and other domestic and foreign governments continue to consider, and in some cases enact, changes in corporate tax laws. As changes occur, we account for finalized legislation in the period of enactment.

Intuit Fiscal 2024 Form 10-K	47

Tables of Contents

LIQUIDITY AND CAPITAL RESOURCES

Overview
At July 31, 2024, our cash, cash equivalents, and investments totaled $4.1 billion, an increase of $412 million from July 31, 2023, due to the factors described in “Statements of Cash Flows” below. Our primary sources of liquidity have been cash from operations, which primarily includes the collection of accounts receivable for products and services, the issuance of senior unsecured notes, and borrowings under our credit facilities. Our primary uses of cash have been for research and development programs, selling and marketing activities, acquisitions of businesses, repurchases of our common stock under our stock repurchase programs, the payment of cash dividends, debt service costs and debt repayment, and capital projects. As discussed in “Executive Overview – Industry Trends and Seasonality” earlier in this Item 7, our business is subject to significant seasonality. The balance of our cash, cash equivalents, and investments generally fluctuates with that seasonal pattern. We believe the seasonality of our business is likely to continue in the future.
The following table summarizes selected measures of our liquidity and capital resources at the dates indicated:

(Dollars in millions)	July 31, 2024	July 31, 2023	$ Change	% Change
Cash, cash equivalents, and investments	$4,074	$3,662	$412	11%
Long-term investments	131	105	26	25%
Short-term debt	499	—	499	NM
Long-term debt	5,539	6,120	(581)	(9)%
Working capital	2,187	1,767	420	24%
Ratio of current assets to current liabilities	1.3 : 1	1.5 : 1
__________________________
NM - Not meaningful
We have historically generated significant cash from operations, and we expect to continue to do so during fiscal 2025. Our cash, cash equivalents, and investments totaled $4.1 billion at July 31, 2024. None of those funds were restricted, and approximately 92% of those funds were located in the U.S.
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
In October 2023, we made tax payments of $710 million as a result of 2023 IRS disaster relief which allowed the deferral of certain fiscal 2023 tax payments to the first quarter of fiscal 2024.
On February 5, 2024, we terminated our amended and restated credit agreement dated November 1, 2021, and entered into an unsecured credit agreement with certain lenders providing for a $1.5 billion unsecured revolving credit facility that expires on February 5, 2029. Our unsecured revolving credit facility is available to us for general corporate purposes. At July 31, 2024, no amounts were outstanding under the unsecured revolving credit facility. See Note 8 to the consolidated financial statements in Item 8 of this Annual Report for more information.
In June 2024, we established a $1.5 billion commercial paper program under which we may issue and sell unsecured short-term promissory notes (commercial paper). As of July 31, 2024, no amounts were outstanding under this program.
Our secured revolving credit facilities are available to fund a portion of our loans to qualified small businesses. At July 31, 2024, $585 million was outstanding under both secured revolving credit facilities.
Based on past performance and current expectations, we believe that our cash and cash equivalents, investments, cash generated from operations, borrowing capacity under our credit facilities and commercial paper program, and access to external financing will be sufficient to meet anticipated seasonal working capital needs, capital expenditure requirements, contractual obligations, commitments, debt service requirements, and other liquidity requirements associated with our operations for at least the next 12 months.
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

Intuit Fiscal 2024 Form 10-K	48

Tables of Contents

Statements of Cash Flows
The following table summarizes selected items from our consolidated statements of cash flows for fiscal 2024, fiscal 2023, and fiscal 2022. See the consolidated financial statements in Item 8 of this Annual Report for complete consolidated statements of cash flows for those periods.

	Fiscal	Fiscal	Fiscal
(In millions)	2024	2023	2022
Net cash provided by (used in):
Operating activities	$4,884	$5,046	$3,889
Investing activities	(227)	(922)	(5,421)
Financing activities	(397)	(4,269)	1,732
Effect of exchange rates on cash, cash equivalents, restricted cash, and restricted cash equivalents	(13)	—	(22)
Net increase (decrease) in cash, cash equivalents, restricted cash, and restricted cash equivalents	$4,247	$(145)	$178
During fiscal 2024, we generated $4.9 billion in cash from operations. We also received $4.0 billion from the issuance of unsecured senior notes, $3.4 billion from the net increase in funds receivable and funds payable and amounts due to customers, $422 million from the net sales and maturities of investments, $282 million from the issuance of common stock under employee stock plans, and $155 million from net borrowings under our secured credit facilities. During the same period, we used $4.2 billion for the repayment of debt, $2.0 billion for the repurchase of shares of our common stock under our stock repurchase programs, $1.0 billion for the payment of cash dividends, $1.0 billion for payments for employee taxes withheld upon vesting of restricted stock units, $250 million for capital expenditures, and $236 million for net originations of term loans to small businesses.
During fiscal 2023, we generated $5.0 billion in cash from operations. We also received $222 million from borrowings under our secured credit facilities, and $228 million from the issuance of common stock under employee stock plans. During the same period, we used $2.0 billion for the repurchase of shares of our common stock under our stock repurchase programs, $1.0 billion for the repayment of debt, $889 million for the payment of cash dividends, $633 million for payments for employee taxes withheld upon vesting of restricted stock units, $326 million for the net purchases of investments, $260 million for capital expenditures, and $256 million for net originations of term loans to small businesses.

Stock Repurchase Programs and Dividends on Common Stock
As described in Note 12 to the financial statements in Item 8 of this Annual Report, during fiscal 2024 and fiscal 2023, we continued to repurchase shares of our common stock under a series of repurchase programs that our Board of Directors has authorized. At July 31, 2024, we had authorization from our Board of Directors for up to $1.9 billion in stock repurchases. On August 20, 2024, our Board of Directors approved an increase in the authorization under the existing stock repurchase program under which we are authorized to repurchase up to an additional $3.0 billion of our common stock. We currently expect to continue repurchasing our common stock on a quarterly basis; however, future stock repurchases under the current program are at the discretion of management, and authorization of future stock repurchase programs is subject to the final determination of our Board of Directors.
We have continued to pay quarterly cash dividends on shares of our outstanding common stock. During fiscal 2024, we declared cash dividends that totaled $3.60 per share of outstanding common stock, or approximately $1.0 billion. In August 2024, our Board of Directors declared a quarterly cash dividend of $1.04 per share of outstanding common stock payable on October 18, 2024 to stockholders of record at the close of business on October 10, 2024. We currently expect to continue to pay comparable cash dividends on a quarterly basis; however, future declarations of dividends and the establishment of future record dates and payment dates are subject to the final determination of our Board of Directors.

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

Intuit Fiscal 2024 Form 10-K	49

Tables of Contents

Mailchimp is part of our Small Business & Self-Employed segment. We have included the financial results of Mailchimp in the consolidated financial statements from the date of acquisition. See Note 7 to the consolidated financial statements in Item 8 of this Annual Report for more information.

Commitments for Senior Unsecured Notes
In June 2020, we issued $2 billion of senior unsecured notes, of which $1.5 billion is outstanding as of July 31, 2024, and is comprised of the following:
•$500 million of 0.950% notes due July 2025;
•$500 million of 1.350% notes due July 2027; and
•$500 million of 1.650% notes due July 2030 (together, the 2020 Notes).
Interest is payable semiannually on January 15 and July 15 of each year. At July 31, 2024, our maximum commitment for interest payments under the 2020 Notes was $75 million through the maturity dates.
The 2020 Notes are senior unsecured obligations of Intuit and rank equally with all existing and future unsecured and unsubordinated indebtedness of Intuit and are redeemable by us at any time, subject to a make-whole premium. Upon the occurrence of change of control transactions that are accompanied by certain downgrades in the credit ratings of the 2020 Notes, we will be required to repurchase the 2020 Notes at a repurchase price equal to 101% of the aggregate outstanding principal plus any accrued and unpaid interest to but not including the date of repurchase. The indenture governing the 2020 Notes requires us to comply with certain covenants. For example, the 2020 Notes limit our ability to create certain liens and enter into sale and leaseback transactions. As of July 31, 2024, we were compliant with all covenants governing the 2020 Notes. See Note 8 to the consolidated financial statements in Item 8 of this Annual Report for more information.
In September 2023, we issued $4 billion of senior unsecured notes comprised of the following:
•$750 million of 5.250% notes due September 2026;
•$750 million of 5.125% notes due September 2028;
•$1,250 million of 5.200% notes due September 2033; and
•$1,250 million of 5.500% notes due September 2053 (together, the 2023 Notes).
Interest is payable semiannually on March 15 and September 15 of each year. At July 31, 2024, our maximum commitment for interest payments under the 2023 Notes was $2.9 billion through the maturity dates.
The 2023 Notes are senior unsecured obligations of Intuit and rank equally with all existing and future unsecured and unsubordinated indebtedness of Intuit and are redeemable by us at any time, subject to a make-whole premium. The indenture governing the 2023 Notes requires us to comply with certain covenants. For example, the 2023 Notes limit our ability to create certain liens and enter into sale and leaseback transactions. As of July 31, 2024, we were compliant with all covenants governing the 2023 Notes. See Note 8 to the consolidated financial statements in Item 8 of this Annual Report for more information.

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
The 2024 Credit Facility includes customary affirmative and negative covenants, including a financial covenant that requires us to maintain a ratio of total gross debt to earnings before interest, taxes, depreciation, and amortization (EBITDA), as defined in the agreement, of not greater than 4.00 to 1.00 as measured on a rolling twelve month basis as of the last day of each fiscal quarter. As of July 31, 2024, we were compliant with all required covenants. At July 31, 2024, no amounts were outstanding under the 2024 Credit Facility. We monitor counterparty risk associated with the institutional lenders that are providing for the credit facility.

Intuit Fiscal 2024 Form 10-K	50

Tables of Contents

Secured Revolving Credit Facilities
On February 19, 2019, a subsidiary of Intuit entered into a secured revolving credit facility with a lender to fund a portion of our loans to qualified small businesses (the 2019 Secured Facility). The 2019 Secured Facility is secured by cash and receivables of the subsidiary and is non-recourse to Intuit Inc. We have entered into several amendments to this facility, most recently on July 19, 2024. These amendments primarily increase the facility limit, extend the commitment term and final maturity date, and update the benchmark interest rate. Under the amended 2019 Secured Facility, the facility limit is $500 million, of which $300 million is committed and $200 million is uncommitted. Advances accrue interest at adjusted daily simple SOFR plus 1.5%. Unused portions of the committed credit facility accrue interest at a rate ranging from 0.25% to 0.75%, depending on the total unused committed balance. The commitment term is through August 31, 2025, and the final maturity date is August 31, 2026. The agreement includes certain affirmative and negative covenants, including financial covenants, that require the subsidiary to maintain specified financial ratios. As of July 31, 2024, we were compliant with all required covenants. At July 31, 2024, $285 million was outstanding under the 2019 Secured Facility and the weighted-average interest rate was 6.99%, which includes the interest on the unused committed portion. The outstanding balance is secured by cash and receivables of the subsidiary totaling $1.1 billion.
On October 12, 2022, another subsidiary of Intuit entered into a secured revolving credit facility with a lender to fund a portion of our loans to qualified small businesses (the 2022 Secured Facility). The 2022 Secured Facility is secured by cash and receivables of the subsidiary and is non-recourse to Intuit Inc. We have entered into several amendments to this facility, most recently on April 30, 2024. These amendments primarily extend the commitment term and final maturity dates and increase the commitment amount. Under the amended 2022 Secured Facility, the facility limit is $500 million, of which $300 million is committed and $200 million is uncommitted. Advances accrue interest at SOFR plus 1.3%. Unused portions of the committed credit facility accrue interest at a rate ranging from 0.2% to 0.4%, depending on the total unused committed balance. The commitment term is through April 30, 2026, and the final maturity date is April 30, 2027. The agreement includes certain affirmative and negative covenants, including financial covenants, that require the subsidiary to maintain specified financial ratios. As of July 31, 2024, we were compliant with all required covenants. At July 31, 2024, $300 million was outstanding under the 2022 Secured Facility and the weighted-average interest rate was 6.68%. The outstanding balance is secured by cash and receivables of the subsidiary totaling $832 million.

Commercial Paper Program
In June 2024, we established a $1.5 billion commercial paper program under which we may issue and sell unsecured short-term promissory notes (commercial paper). The maturities of the commercial paper may vary up to 397 days from the date of issuance. As of July 31, 2024, no amounts were outstanding under this program.

Cash Held by Foreign Subsidiaries
Our cash, cash equivalents, and investments totaled $4.1 billion at July 31, 2024. Approximately 8% of those funds were held by our foreign subsidiaries and subject to repatriation tax considerations. These foreign funds were located primarily in Canada, the United Kingdom, and India. We do not expect to pay incremental U.S. taxes on repatriation. We have recorded income tax expense for Canada, India, and Israel withholding taxes on earnings that are not permanently reinvested. In the event that funds from foreign operations are repatriated to the United States, we would pay withholding taxes at that time.

Intuit Fiscal 2024 Form 10-K	51

Tables of Contents

CONTRACTUAL OBLIGATIONS
The following table summarizes our known contractual obligations to make future payments at July 31, 2024. We generally expect to fund these short and long-term obligations with cash from operations, the issuance of senior unsecured notes, and borrowings under our credit facilities.

	Payments Due by Period
	Less than	1-3	3-5	More than
(In millions)	1 year	years	years	5 years	Total
Amounts due under executive deferred compensation plan	$207	$—	$—	$—	$207
Senior unsecured notes	500	1,250	750	3,000	5,500
Secured revolving credit facilities	—	585	—	—	585
Interest and fees due on debt	272	494	342	1,985	3,093
Operating leases (1)	87	166	133	221	607
Purchase obligations (2)	675	497	82	413	1,667
Total contractual obligations (3)	$1,741	$2,992	$1,307	$5,619	$11,659
(1)Includes operating leases for facilities and equipment. Amounts do not include $14 million of future sublease income. See Note 10 to the consolidated financial statements in Item 8 of this Annual Report for more information.
(2)Represents agreements to purchase products and services that are enforceable, legally binding, and specify terms, including: fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the payments.
(3)Other long-term obligations on our consolidated balance sheet at July 31, 2024, included long-term income tax liabilities of $157 million, which related primarily to unrecognized tax benefits. We have not included this amount in the table above because we cannot make a reasonably reliable estimate regarding the timing of settlements with taxing authorities, if any.

RECENT ACCOUNTING PRONOUNCEMENTS
For a description of recent accounting pronouncements, if any, and the potential impact of these pronouncements on our consolidated financial statements, see Note 1 to the financial statements in Item 8 of this Annual Report.

Intuit Fiscal 2024 Form 10-K	52

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
Our cash equivalents and investments are subject to market risk due to changes in interest rates. Interest rate movements affect the interest income we earn on cash equivalents and investments and the value of those investments. At July 31, 2024, our cash equivalents and investments totaled $3.2 billion and had a weighted-average pre-tax yield of 5.185%. Total interest income for fiscal 2024 was $147 million. If the Federal Reserve Target Rate had increased by 25 basis points from the level of July 31, 2024, the value of our investments at that date would have decreased by approximately $1 million. If the Federal Reserve Target Rate had increased by 100 basis points from the level of July 31, 2024, the value of our investments at that date would have decreased by approximately $3 million.
In June 2020, we issued $2 billion of senior unsecured notes which was comprised of the following: $500 million of 0.650% notes due in July 2023, $500 million of 0.950% notes due in July 2025, $500 million of 1.350% notes due in July 2027, and $500 million of 1.650% notes due in July 2030 (together, the 2020 Notes). During the fourth quarter of fiscal 2023, we repaid the $500 million in notes due in July 2023 when they became due using cash from operations. We carry the 2020 Notes at face value, less unamortized discount and unamortized debt issuance costs on our consolidated balance sheets. Since these 2020 Notes bear interest at fixed rates, we have no financial statement risk associated with changes in interest rates. However, the fair value of the 2020 Notes fluctuates when interest rates change. See Note 2 and Note 8 to the consolidated financial statements in Item 8 of this Annual Report for more information.
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
On February 5, 2024, we terminated our amended and restated credit agreement dated November 1, 2021 (2021 Credit Facility), and entered into a credit agreement with certain lenders providing for a $1.5 billion unsecured revolving credit facility that expires on February 5, 2029 (2024 Credit Facility). We are exposed to the impact of changes in interest rates as they affect the 2024 Credit Facility. Advances under the 2024 Credit Facility accrue interest at rates equal to (a) in the case of U.S. dollar borrowings, at our election, either (i) the alternate base rate plus a margin that ranges from 0.0% to 0.125%, or (ii) the adjusted term Secured Overnight Finance Rate (SOFR) plus a margin that ranges from 0.7% to 1.125%, or (b) in the case of foreign currency borrowings, the interest benchmark for the relevant currency specified in the credit agreement plus a margin that ranges from 0.7% to 1.125%. Actual margins under either election are based on our senior debt credit ratings. Consequently, our interest expense fluctuates with changes in the general level of these interest rates. At July 31, 2024, no amounts were outstanding under the 2024 Credit Facility.
We are also exposed to the impact of changes in interest rates as they affect our secured revolving credit facilities. Advances under the secured revolving credit facilities accrue interest at either SOFR plus 1.3% or adjusted daily simple SOFR plus 1.5%. Consequently, our interest expense fluctuates with changes in the general level of these interest rates. At July 31, 2024, $585 million was outstanding under the secured revolving credit facilities. See Note 8 to the consolidated financial statements in Item 8 of this Annual Report for more information.
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

Intuit Fiscal 2024 Form 10-K	53

Tables of Contents

losses resulting from foreign exchange transactions in interest and other income or expense in our consolidated statements of operations.
Since we translate foreign currencies (primarily Canadian dollars, Indian rupees, and British pounds) into U.S. dollars for financial reporting purposes, currency fluctuations can have an impact on our financial results. The historical impact of currency fluctuations on our financial results has generally been immaterial. We believe that our exposure to currency exchange fluctuation risk is not material because our global subsidiaries invoice customers and satisfy their financial obligations almost exclusively in their local currencies. We believe the impact of currency fluctuations will continue to not be material in the foreseeable future due to the reasons cited above. As of July 31, 2024, we did not engage in foreign currency hedging activities.

Intuit Fiscal 2024 Form 10-K	54

Tables of Contents

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
1.INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

The following financial statements are filed as part of this report:

2.INDEX TO FINANCIAL STATEMENT SCHEDULES

The following financial statement schedule is filed as part of this report and should be read in conjunction with the Consolidated Financial Statements:

Schedule		Page
II	Valuation and Qualifying Accounts	101

All other schedules not listed above have been omitted because they are inapplicable or are not required.

Intuit Fiscal 2024 Form 10-K	55

Tables of Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Intuit Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Intuit Inc. (the Company) as of July 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended July 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at July 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of July 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated September 4, 2024 expressed an unqualified opinion thereon.

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

Intuit Fiscal 2024 Form 10-K	56

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

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1990.

San Jose, California
September 4, 2024

Intuit Fiscal 2024 Form 10-K	57

Tables of Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Intuit Inc.

Opinion on Internal Control Over Financial Reporting
We have audited Intuit Inc.’s internal control over financial reporting as of July 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Intuit Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of July 31, 2024, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of July 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended July 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated September 4, 2024 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

San Jose, California
September 4, 2024

Intuit Fiscal 2024 Form 10-K	58

Tables of Contents

INTUIT INC. CONSOLIDATED STATEMENTS OF OPERATIONS

	Twelve Months Ended July 31,
(In millions, except per share amounts)	2024	2023	2022
Net revenue:
Service	$13,861	$12,317	$10,914
Product and other	2,424	2,051	1,812
Total net revenue	16,285	14,368	12,726
Costs and expenses:
Cost of revenue:
Cost of service revenue	3,250	2,908	2,196
Cost of product and other revenue	69	72	70
Amortization of acquired technology	146	163	140
Selling and marketing	4,312	3,762	3,526
Research and development	2,754	2,539	2,347
General and administrative	1,418	1,300	1,460
Amortization of other acquired intangible assets	483	483	416
Restructuring	223	—	—
Total costs and expenses	12,655	11,227	10,155
Operating income	3,630	3,141	2,571
Interest expense	(242)	(248)	(81)
Interest and other income, net	162	96	52
Income before income taxes	3,550	2,989	2,542
Income tax provision	587	605	476
Net income	$2,963	$2,384	$2,066

Basic net income per share	$10.58	$8.49	$7.38
Shares used in basic per share calculations	280	281	280

Diluted net income per share	$10.43	$8.42	$7.28
Shares used in diluted per share calculations	284	283	284

See accompanying notes.

Intuit Fiscal 2024 Form 10-K	59

Tables of Contents

INTUIT INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Twelve Months Ended July 31,
(In millions)	2024	2023	2022
Net income	$2,963	$2,384	$2,066
Other comprehensive income (loss), net of income taxes:
Unrealized gain (loss) on available-for-sale debt securities	7	—	(10)
Foreign currency translation gain (loss)	(15)	5	(26)
Cumulative translation adjustment reclassified to net income	9	—	—
Total other comprehensive income (loss), net	1	5	(36)
Comprehensive income	$2,964	$2,389	$2,030

See accompanying notes.

Intuit Fiscal 2024 Form 10-K	60

Tables of Contents

INTUIT INC. CONSOLIDATED BALANCE SHEETS

	July 31,
(Dollars in millions, except par value; shares in thousands)	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$3,609	$2,848
Investments	465	814
Accounts receivable, net of allowance for doubtful accounts of $5 and $7	457	405
Notes receivable held for investment, net	779	687
Notes receivable held for sale	3	—
Income taxes receivable	78	29
Prepaid expenses and other current assets	366	354
Current assets before funds receivable and amounts held for customers	5,757	5,137
Funds receivable and amounts held for customers	3,921	420
Total current assets	9,678	5,557
Long-term investments	131	105
Property and equipment, net	1,009	969
Operating lease right-of-use assets	411	469
Goodwill	13,844	13,780
Acquired intangible assets, net	5,820	6,419
Long-term deferred income tax assets	698	64
Other assets	541	417
Total assets	$32,132	$27,780
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$499	$—
Accounts payable	721	638
Accrued compensation and related liabilities	921	665
Deferred revenue	872	921
Income taxes payable	8	698
Other current liabilities	549	448
Current liabilities before funds payable and amounts due to customers	3,570	3,370
Funds payable and amounts due to customers	3,921	420
Total current liabilities	7,491	3,790
Long-term debt	5,539	6,120
Operating lease liabilities	458	480
Other long-term obligations	208	121
Total liabilities	13,696	10,511
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value Authorized - 1,345 shares total; 145 shares designated Series A; 250 shares designated Series B Junior Participating Issued and outstanding - None	—	—
Common stock, $0.01 par value Authorized - 750,000 shares Outstanding - 280,268 shares at July 31, 2024 and 280,421 shares at July 31, 2023	3	3
Additional paid-in capital	20,248	19,026
Treasury stock, at cost	(18,750)	(16,772)
Accumulated other comprehensive loss	(54)	(55)
Retained earnings	16,989	15,067
Total stockholders’ equity	18,436	17,269
Total liabilities and stockholders’ equity	$32,132	$27,780

See accompanying notes.

Intuit Fiscal 2024 Form 10-K	61

Tables of Contents

INTUIT INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
(Dollars in millions, except per share amounts; shares in thousands)	Shares	Amount
Balance at July 31, 2021	273,235	$3	$10,545	$(12,951)	$(24)	$12,296	$9,869
Comprehensive income	—	—	—	—	(36)	2,066	2,030
Issuance of stock under employee stock plans, net of shares withheld for employee taxes	2,361	—	(448)	—	—	—	(448)
Stock repurchases under stock repurchase programs	(3,754)	—	—	(1,854)	—	—	(1,854)
Dividends and dividend rights declared ($2.72 per share)	—	—	—	—	—	(781)	(781)
Share-based compensation expense	—	—	1,309	—	—	—	1,309
Issuance of stock in a business combination	10,090	—	6,316	—	—	—	6,316
Balance at July 31, 2022	281,932	3	17,722	(14,805)	(60)	13,581	16,441
Comprehensive income	—	—	—	—	5	2,384	2,389
Issuance of stock under employee stock plans, net of shares withheld for employee taxes	3,189	—	(408)	—	—	—	(408)
Stock repurchases under stock repurchase programs	(4,700)	—	—	(1,967)	—	—	(1,967)
Dividends and dividend rights declared ($3.12 per share)	—	—	—	—	—	(898)	(898)
Share-based compensation expense	—	—	1,712	—	—	—	1,712
Balance at July 31, 2023	280,421	3	19,026	(16,772)	(55)	15,067	17,269
Comprehensive income	—	—	—	—	1	2,963	2,964
Issuance of stock under employee stock plans, net of shares withheld for employee taxes	3,274	—	(718)	—	—	—	(718)
Stock repurchases under stock repurchase programs	(3,427)	—	—	(1,978)	—	—	(1,978)
Dividends and dividend rights declared ($3.60 per share)	—	—	—	—	—	(1,041)	(1,041)
Share-based compensation expense	—	—	1,940	—	—	—	1,940
Balance at July 31, 2024	280,268	$3	$20,248	$(18,750)	$(54)	$16,989	$18,436

See accompanying notes.

Intuit Fiscal 2024 Form 10-K	62

Tables of Contents

INTUIT INC. CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twelve Months Ended July 31,
(In millions)	2024	2023	2022
Cash flows from operating activities:
Net income	$2,963	$2,384	$2,066
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	159	160	187
Amortization of acquired intangible assets	630	646	559
Non-cash operating lease cost	81	90	83
Share-based compensation expense	1,940	1,712	1,308
Deferred income taxes	(554)	(628)	120
Other	92	81	2
Total adjustments	2,348	2,061	2,259
Originations and purchases of loans held for sale	(96)	—	—
Sales and principal repayments of loans held for sale	98	—	—
Changes in operating assets and liabilities:
Accounts receivable	(52)	42	(31)
Income taxes receivable	(48)	64	29
Prepaid expenses and other assets	(30)	(75)	(121)
Accounts payable	133	(97)	(95)
Accrued compensation and related liabilities	257	88	(357)
Deferred revenue	(49)	111	71
Operating lease liabilities	(71)	(81)	(83)
Income taxes payable	(691)	690	6
Other liabilities	122	(141)	145
Total changes in operating assets and liabilities	(429)	601	(436)
Net cash provided by operating activities	4,884	5,046	3,889
Cash flows from investing activities:
Purchases of corporate and customer fund investments	(780)	(1,015)	(830)
Sales of corporate and customer fund investments	526	240	1,524
Maturities of corporate and customer fund investments	676	449	234
Purchases of property and equipment	(191)	(210)	(157)
Capitalization of internal use software	(59)	(50)	(72)
Acquisitions of businesses, net of cash acquired	(83)	(33)	(5,682)
Originations and purchases of loans held for investment	(2,538)	(1,983)	(933)
Sales of loans originally classified as held for investment	234	—	—
Principal repayments of loans held for investment	2,068	1,727	519
Other	(80)	(47)	(24)
Net cash used in investing activities	(227)	(922)	(5,421)
Cash flows from financing activities:
Proceeds from issuance of long-term debt, net of discount and issuance costs	3,956	—	4,700
Repayments of debt	(4,200)	(1,009)	—
Proceeds from borrowings under unsecured revolving credit facility	100	—	—
Repayments on borrowings under unsecured revolving credit facility	(100)	—	—
Proceeds from borrowings under secured revolving credit facilities	180	222	182
Repayments on borrowings under secured revolving credit facilities	(25)	(23)	—
Proceeds from issuance of stock under employee stock plans	282	228	162

Intuit Fiscal 2024 Form 10-K	63

Tables of Contents

INTUIT INC. CONSOLIDATED STATEMENTS OF CASH FLOWS

Payments for employee taxes withheld upon vesting of restricted stock units	(1,002)	(633)	(611)
Cash paid for purchases of treasury stock	(1,988)	(1,967)	(1,861)
Dividends and dividend rights paid	(1,034)	(889)	(774)
Net change in funds receivable and funds payable and amounts due to customers	3,436	(197)	(56)
Other	(2)	(1)	(10)
Net cash provided by (used in) financing activities	(397)	(4,269)	1,732
Effect of exchange rates on cash, cash equivalents, restricted cash, and restricted cash equivalents	(13)	—	(22)
Net increase (decrease) in cash, cash equivalents, restricted cash, and restricted cash equivalents	4,247	(145)	178
Cash, cash equivalents, restricted cash, and restricted cash equivalents at beginning of period	2,852	2,997	2,819
Cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period	$7,099	$2,852	$2,997

Reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents reported within the consolidated balance sheets to the total amounts reported on the consolidated statements of cash flows
Cash and cash equivalents	$3,609	$2,848	$2,796
Restricted cash and restricted cash equivalents included in funds receivable and amounts held for customers	3,490	4	201
Total cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period	$7,099	$2,852	$2,997

Supplemental disclosure of cash flow information:
Interest paid	$200	$272	$67
Income taxes paid	$1,881	$484	$303

Supplemental schedule of non-cash investing activities:
Issuance of common stock in business combinations	$—	$—	$6,316
Transfers of loans originated or purchased as held for investment to held for sale	$231	$—	$—

See accompanying notes.

Intuit Fiscal 2024 Form 10-K	64

Tables of Contents

INTUIT INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Summary of Significant Accounting Policies

Description of Business
Intuit helps consumers and small and mid-market businesses prosper by delivering financial management, compliance, and marketing products and services. We also provide specialized tax products to accounting professionals, who are key partners that help us serve small and mid-market business customers.
We help consumers do their taxes with ease and confidence, understand their financial picture, build credit, save more to make ends meet, get their largest tax refund, pay off debt, and receive personalized suggestions on how to grow their money. We help small and mid-market businesses grow and run their business all in one place, including bookkeeping, getting paid, accessing capital, paying employees, getting and retaining customers, and managing their customer relationships.
We do this through our global AI-driven expert platform and our offerings including TurboTax, Credit Karma, QuickBooks, and Mailchimp. Lacerte, ProSeries, and ProConnect Tax Online are our leading tax preparation offerings for professional accountants. Incorporated in 1984 and headquartered in Mountain View, California, we sell our products and services primarily in the United States.

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
On August 1, 2023, we reorganized certain technology functions in our Consumer and ProTax segments that support and benefit our overall platform. Additionally, certain workplace and real estate functions in our Small Business & Self-Employed segment are now managed at the corporate level. As a result of these reorganizations, costs associated with these functions are no longer included in segment operating income and are now included in other corporate expenses. For the twelve months ended July 31, 2023 and 2022, we reclassified $49 million and $21 million from Small Business & Self-Employed, $168 million and $150 million from Consumer, and $60 million and $64 million from ProTax to other corporate expenses, respectively. See Note 15, “Segment Information,” for more information.
On August 1, 2024, we renamed our Small Business & Self-Employed segment as the Global Business Solutions segment. This new name better aligns with the global reach of the Mailchimp and QuickBooks platform, our focus on serving both small and mid-market businesses, and our vision to become the end-to-end platform that customers use to grow and run their business. See Note 15, “Segment Information,” for more information.

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

Intuit Fiscal 2024 Form 10-K	65

Tables of Contents

distinct performance obligation, and estimating variable consideration to be included in the transaction price. We use estimates in determining the collectibility of accounts receivable and notes receivable held for investment, the appropriate levels of various accruals including accruals for litigation contingencies, the discount rate used to calculate lease liabilities, the amount of our worldwide tax provision, the realizability of deferred tax assets, the credit losses of available-for-sale debt securities, reserves for losses, the fair value of assets acquired and liabilities assumed for business combinations, and the fair value of notes receivable held for sales. We also use estimates in determining the remaining economic lives and fair values of acquired intangible assets, property and equipment, and other long-lived assets. In addition, we use assumptions to estimate the fair value of reporting units and share-based compensation. Despite our intention to establish accurate estimates and use reasonable assumptions, actual results may differ from our estimates.

Revenue Recognition
We derive revenue from the sale of software subscriptions, hosted services, payroll services, merchant payment processing services, software products, live expert advice, financing for small businesses, delivery of qualified links, and financial supplies and hardware. We enter into contracts with customers that include promises to transfer various products and services, which are generally capable of being distinct and accounted for as separate performance obligations. Revenue is recognized when the promised goods or services are transferred to customers, in an amount that reflects the consideration allocated to the respective performance obligation.
Nature of Products and Services
Online Offerings
Our online offerings include TurboTax Online and TurboTax Live, ProConnect Tax Online, QuickBooks Online, online payroll, and merchant payment processing services for small and mid-market businesses who use our online offerings. Our Mailchimp offerings include marketing automation and customer relationship management.
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
Desktop Offerings
Our desktop offerings consist of our subscription-based QuickBooks Desktop products, our consumer and professional tax desktop products, which include TurboTax, Lacerte and ProSeries, our desktop payroll products, and merchant payment processing services for small and mid-market businesses who use our desktop offerings.
Our QuickBooks Desktop software subscriptions include a term software license, version protection, enhancements, support, and various connected services. We recognize revenue for the software license and version protection at the time they are delivered and recognize revenue for support and connected services over the subscription term as the services are provided. Beginning with subscriptions sold in fiscal year 2024, periodic delivery of version protection occurs through the first quarter of fiscal 2025, and the associated revenue is recognized upon delivery as noted above. Beginning in the second quarter of fiscal 2025, upgrades and enhancements will be delivered on a when-and-if-available basis, and the associated revenue will be recognized on a straight-line basis over the term those upgrades and enhancements are provided. Previously, we have determined that the enhancements included in our QuickBooks Desktop software subscriptions were not material within the context of the contract.
Our consumer and professional tax desktop software products include an on-premise tax software license, related tax form updates, electronic filing service, and connected services. We recognize revenue for the software license and related tax form updates, as one performance obligation, over the period the forms and updates are delivered. We recognize revenue for our electronic filings service and connected services as those services are provided.
We also sell some of our consumer tax desktop software products in non-consignment and consignment arrangements to certain retailers. Additionally, we sell our QuickBooks Enterprise software on retailer websites. For these retailers, we begin recognizing revenue at the later of when control has transferred to the retailer or customer for consumer tax desktop software and upon activation of the subscriptions by the customer for QuickBooks subscription offerings.
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
We offer merchant payment processing services as a separately paid connected service for our QuickBooks Desktop software products and software subscriptions, and revenue is recognized as the services are provided to the customers.

Intuit Fiscal 2024 Form 10-K	66

Tables of Contents

Other Solutions
Revenue from our Credit Karma segment is primarily comprised of revenue from the delivery of qualified links that result in completed actions, or cost-per-action transactions. Credit Karma also generates revenue from cost-per-click and cost-per-lead transactions. All revenue from our Credit Karma segment is included in service revenue in our consolidated statements of operations.
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
Types of Revenue
Service revenue includes revenue from: our online offerings discussed above; our Credit Karma offerings; support, electronic filing services, and connected services included with our desktop offerings; merchant payment processing services; certain revenue-sharing and royalty arrangements; and interest on loans.
Product and other revenue includes revenue from: QuickBooks Desktop software licenses and version protection; consumer and professional tax desktop licenses and the related form updates; desktop payroll licenses and related updates; financial supplies; certain revenue-sharing and royalty arrangements; and interest on amounts held for customers.
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

Intuit Fiscal 2024 Form 10-K	67

Tables of Contents

Deferred Revenue
We record deferred revenue when we have entered into a contract with a customer and cash payments are received or due prior to transfer of control or satisfaction of the related performance obligation. During the twelve months ended July 31, 2024, we recognized revenue of $920 million, that was included in deferred revenue at July 31, 2023. During the twelve months ended July 31, 2023, we recognized revenue of $808 million, that was included in deferred revenue at July 31, 2022.
Our performance obligations are generally satisfied within 12 months of the initial contract date. As of July 31, 2024 and 2023, the deferred revenue balance related to performance obligations that will be satisfied after 12 months was $4 million and $5 million, respectively, and is included in other long-term obligations on our consolidated balance sheets.
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

Shipping and Handling
We record the amounts we charge our customers for the shipping and handling of our software products as product and other revenue, and we record the related costs as cost of product and other revenue in our consolidated statements of operations.

Customer Service and Technical Support
We include the costs of customer service and technical support associated with our online or hosted offerings in cost of service revenue line in our consolidated statements of operations. We also include the costs of providing technical support for our desktop offerings in cost of service revenue. We include the costs of customer service related to desktop offerings in selling and marketing expense in our consolidated statements of operations. Customer service and technical support costs include costs associated with performing order processing, answering customer inquiries by telephone and through websites, email, and other electronic means, and providing technical support assistance to customers. We expense the cost of providing this support as incurred.

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

Intuit Fiscal 2024 Form 10-K	68

Tables of Contents

Advertising
We expense all advertising costs as we incur them to selling and marketing expense in our consolidated statements of operations. We recorded advertising expense of approximately $1.7 billion for the twelve months ended July 31, 2024, $1.5 billion for the twelve months ended July 31, 2023, and $1.6 billion for the twelve months ended July 31, 2022.

Leases
Our leases are primarily operating leases for office facilities. We determine if an arrangement is a lease and classify it as either a finance or operating lease at lease inception. Operating leases are included in operating lease right-of-use (ROU) assets, other current liabilities, and operating lease liabilities on our consolidated balance sheets.
Operating lease liabilities are recognized at the lease commencement date based on the present value of the future minimum lease payments over the lease term. Our leases generally do not have a readily determinable implicit rate, therefore we use our incremental borrowing rate at the commencement date in determining the present value of future payments. Our incremental borrowing rate is determined based on a yield curve derived from publicly traded bond offerings for companies with similar credit ratings to ours. Our lease terms may include options to purchase, extend, or terminate the lease when it is reasonably certain that we will exercise that option. We account for the lease and non-lease components as a single lease component.
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

Intuit Fiscal 2024 Form 10-K	69

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
The following table presents the composition of shares used in the computation of basic and diluted net income per share for the periods indicated.

	Twelve Months Ended July 31,
(In millions, except per share amounts)	2024	2023	2022
Numerator:
Net income	$2,963	$2,384	$2,066
Denominator:
Shares used in basic per share amounts:
Weighted-average common shares outstanding	280	281	280
Shares used in diluted per share amounts:
Weighted-average common shares outstanding	280	281	280
Dilutive common equivalent shares from stock options and restricted stock awards	4	2	4
Dilutive weighted-average common shares outstanding	284	283	284

Basic and diluted net income per share:
Basic net income per share	$10.58	$8.49	$7.38
Diluted net income per share	$10.43	$8.42	$7.28

Shares excluded from diluted net income per share:
Weighted-average stock options and restricted stock units that have been excluded from dilutive common equivalent shares outstanding due to their anti-dilutive effect	1	1	1

Intuit Fiscal 2024 Form 10-K	70

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

Funds Receivable and Amounts Held for Customers and Funds Payable and Amounts Due to Customers
Funds receivable and amounts held for customers represent funds receivable from third-party payment processors for customer transactions, funds in-transit to our customers, and funds held on behalf of our customers that are invested in cash and cash equivalents and investment-grade available-for-sale debt securities, restricted for use solely for the purpose of satisfying amounts we owe on behalf of our customers. Funds payable and amounts due to customers consist of amounts we owe on behalf of our customers, such as direct deposit payroll funds and payroll taxes.
In the first quarter of fiscal 2024, we updated our terms of service and end user license agreements related to our payroll and payments offerings to reflect a change in our obligations with respect to funds we transmit on behalf of our customers. As a result of the change, our obligations are now satisfied when the funds are settled in the customers’ accounts. These obligations, including funds in-transit to our customers, are reflected in funds payable and amounts due to customers in the accompanying consolidated balance sheets. Under our previous agreements, our obligations were satisfied as of the point that we initiated the transmission of the funds on the customers’ behalf.

Property and Equipment
Property and equipment is stated at the lower of cost or realizable value, net of accumulated depreciation. We calculate depreciation using the straight-line method over the estimated useful lives of the assets, which range from two to 30 years. We amortize leasehold improvements using the straight-line method over the lesser of their estimated useful lives or remaining lease terms. We include the amortization of assets that are recorded under finance leases in depreciation expense. We review property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We did not record any material property or equipment impairment charges during the twelve months ended July 31, 2024, 2023, or 2022.

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

Intuit Fiscal 2024 Form 10-K	71

Tables of Contents

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
If the carrying value of the net assets assigned to a reporting unit exceeds the estimated fair value of the unit, we would record an impairment loss equal to the difference. We recorded no goodwill impairment charges for the twelve months ended July 31, 2024, 2023, or 2022.
Acquired Intangible Assets and Other Long-Lived Assets
We generally record acquired intangible assets that have finite useful lives, such as purchased technology, in connection with business combinations. We amortize the cost of acquired intangible assets on a straight-line basis over their estimated useful lives, which range from three to fifteen years. We review intangible assets that have finite useful lives and other long-lived assets whenever an event or change in circumstances indicates that the carrying value of the asset may not be recoverable. We estimate the recoverability of these assets by comparing the carrying amount of the asset to the future undiscounted cash flows that we expect the asset to generate. We estimate the fair value of assets that have finite useful lives based on the present value of future cash flows for those assets. If the carrying value of an asset with a finite life exceeds its estimated fair value, we would record an impairment loss equal to the difference. Impairment charges for acquired intangible assets and other long-lived assets were not material for the twelve months ended July 31, 2024, 2023, or 2022.

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

Intuit Fiscal 2024 Form 10-K	72

Tables of Contents

condition is not achieved. However, the number of shares that ultimately vest can vary significantly with the performance of the specified market criteria. We estimate the fair value of performance-based RSUs at the date of grant using the intrinsic value method and the probability that the specified performance criteria would be met. Each quarter, we update our assessment of the probability that the specified performance criteria will be achieved and adjust our estimate of the fair value of the performance-based RSUs if necessary. We amortize the fair values of performance-based RSUs over the requisite service period for each separately vesting tranche of the award. All of the RSUs we grant have dividend rights that are subject to the same vesting requirements as the underlying equity awards, so we do not adjust the intrinsic (market) value of our RSUs for dividends.
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

Restructuring
We record charges associated with management-approved restructuring plans as restructuring in our consolidated statements of operations. These charges may include severance and employee benefits, and costs to vacate facilities. We generally recognize employee severance costs when payments are probable and the amounts are estimable, or when notifications occur, depending on the region where the employee works. The liability for restructuring charges is included in accrued compensation and related liabilities in the accompanying consolidated balance sheets.

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
We sell a portion of our products through third-party retailers and distributors. As a result, we face risks related to the collectibility of our accounts receivable. To appropriately manage this risk, we perform ongoing evaluations of customer credit and limit the amount of credit extended as we deem appropriate, but generally do not require collateral. We maintain reserves for estimated credit losses and these losses have historically been within our expectations. However, since we cannot predict future changes in the financial stability of our customers, we cannot guarantee that our reserves will continue to be adequate. No customer accounted for 10% or more of total net revenue for the twelve months ended July 31, 2024, 2023 or 2022, nor did any customer account for 10% or more of total accounts receivable at July 31, 2024 or July 31, 2023.
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

Intuit Fiscal 2024 Form 10-K	73

Tables of Contents

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

	At July 31, 2024			At July 31, 2023
(In millions)	Level 1	Level 2	Total Fair Value	Level 1	Level 2	Total Fair Value
Assets:
Cash equivalents, primarily money market funds	$2,538	$—	$2,538	$1,888	$—	$1,888
Available-for-sale debt securities:
Corporate notes	—	456	456	—	805	805
U.S. agency securities	—	159	159	—	209	209
Total available-for-sale debt securities	—	615	615	—	1,014	1,014
Total assets measured at fair value on a recurring basis	$2,538	$615	$3,153	$1,888	$1,014	$2,902
Liabilities:
Senior unsecured notes(1)	$—	$5,467	$5,467	$—	$1,309	$1,309
(1) Carrying values on our consolidated balance sheets were $5.45 billion and $1.49 billion at July 31, 2024 and July 31, 2023, respectively. See Note 8, “Debt” for more information.

Intuit Fiscal 2024 Form 10-K	74

Tables of Contents

The following table summarizes our cash equivalents and available-for-sale debt securities by balance sheet classification and level in the fair value hierarchy at the dates indicated:

	At July 31, 2024			At July 31, 2023
(In millions)	Level 1	Level 2	Total Fair Value	Level 1	Level 2	Total Fair Value
Cash equivalents:
In cash and cash equivalents	$2,538	$—	$2,538	$1,888	$—	$1,888
Available-for-sale debt securities:
In investments	$—	$465	$465	$—	$814	$814
In funds receivable and amounts held for customers	—	150	150	—	200	200
Total available-for-sale debt securities	$—	$615	$615	$—	$1,014	$1,014
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
Financial assets whose fair values we measure using Level 3 inputs consist of notes receivable held for sale. These loans are recorded at the lower of cost or fair value. As of July 31, 2024, total notes receivable held for sale were not material and the difference between amortized cost and fair value was not material.
Financial liabilities whose fair values we measure using Level 2 inputs consist of senior unsecured notes. See Note 8, “Debt” for more information. We measure the fair value of our senior unsecured notes based on their trading prices and the interest rates we could obtain for other borrowings with similar terms.
There were no transfers between Level 1, Level 2, and Level 3 of the fair value hierarchy during the twelve months ended July 31, 2024, 2023, or 2022.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
Assets measured at fair value on a non-recurring basis include reporting units measured at fair value in a goodwill impairment test and our long-term investments.
Estimates of fair value for reporting units fall under Level 3 of the fair value hierarchy. During the fourth quarters of fiscal 2024, fiscal 2023, and fiscal 2022, we performed our annual goodwill impairment tests. Using the methodology described in Note 1, we determined that the estimated fair values of all of our reporting units exceeded their carrying values and that they were not impaired.
Long-term investments primarily include non-marketable equity securities in privately held companies that do not have a readily determinable fair value. They are accounted for at cost and adjusted based on observable price changes from orderly transactions for identical or similar investments of the same issuer or impairment. These investments are classified as Level 3 in the fair value hierarchy because we estimate the value of these investments using a valuation method based on observable transaction price changes at the transaction date. We recognized $4 million in upward adjustments during the twelve months ended July 31, 2024. We recognized no upward adjustments during the twelve months ended July 31, 2023. We recognized $54 million in upward adjustments during the twelve months ended July 31, 2022. Impairments recognized during the twelve months ended July 31, 2024, July 31, 2023, and July 31, 2022 were not material. Cumulative upward adjustments were $75 million, and cumulative impairments were not material through July 31, 2024 for measurement alternative investments held as of July 31, 2024. As of July 31, 2024 and July 31, 2023, the carrying value of long-term investments was $131 million and $105 million, respectively.

Intuit Fiscal 2024 Form 10-K	75

Tables of Contents

3. Cash and Cash Equivalents, Investments, and Funds Receivable and Amounts Held for Customers
The following table summarizes our cash and cash equivalents, investments, and funds receivable and amounts held for customers by balance sheet classification at the dates indicated.

	July 31, 2024		July 31, 2023
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Classification on consolidated balance sheets:
Cash and cash equivalents	$3,609	$3,609	$2,848	$2,848
Investments	465	465	819	814
Funds receivable and amounts held for customers	3,921	3,921	424	420
Total cash and cash equivalents, investments, and funds receivable and amounts held for customers	$7,995	$7,995	$4,091	$4,082
The following table summarizes our cash and cash equivalents, investments, and relevant portion of funds receivable and amounts held for customers by investment category at the dates indicated. As of July 31, 2024 and July 31, 2023, this excludes $281 million and $216 million, respectively, of funds receivable included on our consolidated balance sheets in funds receivable and amounts held for customers not measured and recorded at fair value.

	July 31, 2024		July 31, 2023
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Type of issue:
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$7,099	$7,099	$2,852	$2,852
Available-for-sale debt securities:
Corporate notes	456	456	811	805
U.S. agency securities	159	159	212	209
Total available-for-sale debt securities	615	615	1,023	1,014
Total cash, cash equivalents, restricted cash, restricted cash equivalents, and investments	$7,714	$7,714	$3,875	$3,866
We include realized gains and losses on our available-for-sale debt securities in interest and other income, net in our consolidated statements of operations. Gross realized gains and losses on our available-for-sale debt securities for the twelve months ended July 31, 2024, 2023, and 2022 were not material.
We accumulate unrealized gains and losses on our available-for-sale debt securities, net of tax, in accumulated other comprehensive income or loss in the stockholders’ equity section of our consolidated balance sheets, except for certain unrealized losses described below. Gross unrealized gains and losses on our available-for-sale debt securities at July 31, 2024 and July 31, 2023 were not material.
For available-for-sale debt securities in an unrealized loss position, we determine whether a credit loss exists. The estimate of the credit loss is determined by considering available information relevant to the collectibility of the security and information about past events, current conditions, and reasonable and supportable forecasts. The allowance for credit loss is recorded to interest and other income, net in our consolidated statements of operations, not to exceed the amount of the unrealized loss. Any excess unrealized loss greater than the allowance for credit loss at a security level is recognized in accumulated other comprehensive income or loss in the stockholders' equity section of our consolidated balance sheets. We determined there were no credit losses related to available-for-sale debt securities as of July 31, 2024. Unrealized losses on available-for-sale debt securities at July 31, 2024 were not material. We do not intend to sell these investments. In addition, it is more likely than not that we will not be required to sell them before recovery of the amortized cost basis, which may be at maturity.

Intuit Fiscal 2024 Form 10-K	76

Tables of Contents

The following table summarizes our available-for-sale debt securities, included in investments and relevant portion of funds receivable and amounts held for customers, classified by the stated maturity date of the security at the dates indicated.

	July 31, 2024		July 31, 2023
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$517	$516	$735	$730
Due within two years	55	56	147	144
Due within three years	43	43	141	140
Due after three years	—	—	—	—
Total available-for-sale debt securities	$615	$615	$1,023	$1,014

The following table summarizes our funds receivable and amounts held for customers by asset category at the dates indicated.

(In millions)	July 31, 2024	July 31, 2023	July 31, 2022	July 31, 2021
Restricted cash and restricted cash equivalents	$3,490	$4	$201	$257
Restricted available-for-sale debt securities and funds receivable	431	416	230	200
Total funds receivable and amounts held for customers	$3,921	$420	$431	$457

4. Notes Receivable and Allowances for Credit Losses
As of July 31, 2024, our notes receivable portfolio consisted of notes receivable held for investment, including term loans to small businesses and refund advance loans to consumers, and notes receivable held for sale, including term loans to small businesses. We classify loans as notes receivable held for investment when we have both the intent and ability to hold until maturity or payoff. We classify loans as notes receivable held for sale when we have the intent and ability to sell substantially all of our rights, title, and interests in these qualified loans to a third-party investor. A loan that is initially designated as held for sale or held for investment may be reclassified when our intent for that loan changes. When a loan held for investment is reclassified to held for sale and recorded at the lower of amortized cost or fair value, the related allowance for credit loss for that loan is released, and any adjustment to record the loan at the lower of amortized cost or fair value is recorded.

Notes Receivable Held for Investment
Term loans to small businesses. We provide financing to small businesses via term loans that we originate directly or through an originating bank partner. During the twelve months ended July 31, 2024 and 2023, we purchased term loans from our originating bank partner with principal balances in the amount of $1.8 billion and $144 million, respectively. As of July 31, 2024, we had commitments to purchase $16 million in term loans that were originated on or prior to July 31, 2024.
The term loans are not secured and are recorded at amortized cost, which includes unpaid principal balances, deferred origination costs, and any related discount or premium, net of allowances for credit losses. As of July 31, 2024 and July 31, 2023, the net notes receivable balance for term loans to small businesses was $912 million and $757 million, respectively. The current portion is included in notes receivable held for investment and the long-term portion is included in other assets on our consolidated balance sheets.
We maintain an allowance for credit losses on loans held for investment to reserve for lifetime expected credit losses in the loan portfolio. The allowance for credit losses is determined based on our current estimate of lifetime expected credit losses, historical credit losses, estimates of recoveries, and future expectations as of each balance sheet date. We evaluate the creditworthiness of our term loan portfolio on a pooled basis due to its composition of loans with similar general credit risk and characteristics. Expected credit losses are measured based on a loss forecasting model and calculated by applying loss curves derived from loan level risk segment and term mixes, aggregated at monthly loan vintages. Expected credit losses are continually updated with actualized charge-offs in each month as they occur. The allowance is inherently subjective and requires management estimates. The methodologies are updated periodically to reflect factors such as actual loan performance, changes to assumptions, portfolio growth, credit policies, changes to our applicant base, and macroeconomic conditions. Factors taken into consideration in the methodology include historical performance, customer creditworthiness, changes in the size and composition of the loan portfolio, and actual credit loss experience. We use empirical data and management judgment to estimate losses for new credit tests or products for which we do not have enough history. We make judgments about the known and inherent risks in the loan portfolio, adverse situations that may affect borrowers’ ability to repay, and current and future economic conditions. When available information confirms that the specific loans or portions thereof are uncollectible, identified amounts are charged off. Loans are charged off in accordance with our charge-off policy, as the contractual principal becomes 120 days past due or meets other charge-off policy requirements. Subsequent recoveries of the unpaid principal balance, if any, are subtracted from charge-offs to compute a net charge-off and are recorded to cost

Intuit Fiscal 2024 Form 10-K	77

Tables of Contents

of service revenue in our consolidated statements of operations. As of July 31, 2024 and July 31, 2023, the allowances for credit losses, amount of charge-offs recorded, and amount of recoveries on term loans to small businesses were not material.
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
Interest revenue is earned on term loans originated and purchased and held for investment in accordance with the specified period of time and defined interest rate noted in the loan contract. Interest revenue is recorded net of amortized direct origination costs and is included in service revenue in our consolidated statements of operations. Interest revenue was not material for all periods presented.
Refund Advance Loans. Refund advance loans are loans available to eligible TurboTax customers based on a customer's anticipated income tax refund, at no cost to the customer. The loans are repaid from the customer's income tax refund, which is generally received within three to four weeks after acceptance of the customer's income tax return by the Internal Revenue Service (IRS). We partner with a third-party issuing bank to originate the loans and subsequently purchase full participating interests in those loans. The refund advance loans are not secured and are recorded at amortized cost, net of an allowance for credit losses. As of July 31, 2024 and July 31, 2023, the net notes receivable balance for refund advance loans were not material. We maintain an allowance for credit losses to reserve for potentially uncollectible loans. We estimate the allowance based on the expected funding of refunds by the IRS using historical trends. When we determine that any amounts are uncollectible, we write them off against the allowance. As of July 31, 2024 and July 31, 2023, the allowance for credit losses on refund advance loans was not material.

Notes Receivable Held for Sale
Term loans to small businesses. In August 2023, we entered into a forward flow arrangement with an institutional investor. Pursuant to this arrangement, we have a commitment to sell to the institutional investor a minimum of $250 million in participation interests in unsecured term loans purchased or made to small businesses over 18 months, subject to certain eligibility criteria. As of July 31, 2024, we have met the minimum commitment of the forward flow arrangement.
Notes receivable held for sale are recorded at the lower of amortized cost or fair value determined on an individual loan basis. To determine fair value, we utilize a cash flow methodology, taking into account estimated timing and expected selling prices. As of July 31, 2024, the balance of loans held for sale was $3 million and is included in notes receivable held for sale on our consolidated balance sheets. Total sales of term loans during the twelve months ended July 31, 2024 were $323 million. For the twelve months ended July 31, 2024, gains on sales of loans and servicing income were not material.

5. Property and Equipment
Property and equipment consisted of the following at the dates indicated:

	Life in	July 31,
(Dollars in millions)	Years	2024	2023
Computer software	2-6	$810	$898
Buildings	5-30	636	382
Leasehold improvements	2-16	495	404
Equipment	3-5	177	214
Furniture and fixtures	5	141	104
Land	NA	96	79
Capital in progress	NA	17	360
		2,372	2,441
Less accumulated depreciation and amortization		(1,363)	(1,472)
Total property and equipment, net		$1,009	$969
__________________________
NA = Not Applicable
Capital in progress at July 31, 2024 and 2023, consisted primarily of costs related to various buildings and site improvements that have not yet been placed into service.
As discussed in Note 1, “Description of Business and Summary of Significant Accounting Policies – Internal Use Software,” we capitalize costs related to the development of computer software for internal use. We capitalized internal use software costs totaling $59 million for the twelve months ended July 31, 2024; $50 million for the twelve months ended July 31, 2023; and

Intuit Fiscal 2024 Form 10-K	78

Tables of Contents

$72 million for the twelve months ended July 31, 2022. There was no capitalized labor in these amounts for the twelve months ended July 31, 2024 and 2023. There was $13 million of capitalized labor in these amounts for the twelve months ended July 31, 2022. Costs related to internal use software projects are included in the capital in progress category of property and equipment until project completion, at which time they are transferred to the computer software category.

6. Goodwill and Acquired Intangible Assets

Goodwill
Changes in the carrying value of goodwill by reportable segment during the twelve months ended July 31, 2024 and July 31, 2023 were as shown in the following table. Our reportable segments are described in Note 15, “Segment Information.”

(In millions)	Balance July 31, 2022	Goodwill Acquired/ Adjusted	Foreign Currency Translation	Balance July 31, 2023	Goodwill Acquired/ Adjusted	Foreign Currency Translation	Balance July 31, 2024
Small Business & Self-Employed	$9,689	$1	$1	$9,691	$—	$(1)	$9,690
Consumer	51	—	—	51	—	—	51
Credit Karma	3,899	40	2	3,941	65	—	4,006
ProTax	97	—	—	97	—	—	97
Totals	$13,736	$41	$3	$13,780	$65	$(1)	$13,844
Goodwill is net of accumulated impairment losses of $114 million, which were recorded prior to July 31, 2022 and are included in our Consumer segment. The increases in goodwill during the twelve months ended July 31, 2024 and July 31, 2023 were primarily due to acquisitions.

Acquired Intangible Assets
The following table shows the cost, accumulated amortization, and weighted-average life in years for our acquired intangible assets at the dates indicated. The weighted-average lives are calculated for assets that are not fully amortized.

(Dollars in millions)	Customer Lists / User Relationships	Purchased Technology	Trade Names and Logos	Total

At July 31, 2024:
Cost	$6,196	$1,648	$680	$8,524
Accumulated amortization	(1,605)	(905)	(194)	(2,704)
Acquired intangible assets, net	$4,591	$743	$486	$5,820
Weighted-average life in years	14	8	13	13

At July 31, 2023:
Cost	$6,196	$1,616	$680	$8,492
Accumulated amortization	(1,177)	(756)	(140)	(2,073)
Acquired intangible assets, net	$5,019	$860	$540	$6,419
Weighted-average life in years	14	8	13	13

Intuit Fiscal 2024 Form 10-K	79

Tables of Contents

The following table shows the expected future amortization expense for our acquired intangible assets at July 31, 2024. Amortization of purchased technology is charged to amortization of acquired technology in our consolidated statements of operations. Amortization of other acquired intangible assets, such as customer lists, is charged to amortization of other acquired intangible assets in our consolidated statements of operations. If impairment events occur, they could accelerate the timing of acquired intangible asset charges.

(In millions)	Expected Future Amortization Expense
Fiscal year ending July 31,
2025	$630
2026	627
2027	602
2028	586
2029	581
Thereafter	2,794
Total expected future amortization expense	$5,820

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

Intuit Fiscal 2024 Form 10-K	80

Tables of Contents

The allocation of the Mailchimp purchase price is as follows:

(In millions)	Amount
Cash and cash equivalents	$42
Investments	126
Accounts receivable, net	25
Income taxes receivable	1
Prepaid expenses and other current assets	24
Long-term investments	1
Property and equipment, net	15
Operating lease right-of-use assets	31
Goodwill	8,102
Intangible assets	4,340
Long-term deferred income tax assets	6
Other assets	1
Accounts payable	(163)
Accrued compensation and related liabilities	(409)
Deferred revenue	(52)
Other current liabilities	(69)
Long-term portion of operating lease liabilities	(20)
Other long-term obligations	(5)
Total purchase price allocation	$11,996
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

(In millions, except years)	Estimated Useful Life	Amount
Customer lists	13 years	$3,160
Purchased technology	9 years	900
Trade names/trademarks	10 years	280
Total identifiable intangible assets		$4,340

Intuit Fiscal 2024 Form 10-K	81

Tables of Contents

8. Debt
The carrying value of our debt was as follows at the dates indicated:

	July 31,	July 31,	Effective
(Dollars in millions)	2024	2023	Interest Rate
Senior unsecured notes issued June 2020:
0.950% notes due July 2025	$500	$500	1.127%
1.350% notes due July 2027	500	500	1.486%
1.650% notes due July 2030	500	500	1.767%
Senior unsecured notes issued September 2023:
5.250% notes due September 2026	750	—	5.325%
5.125% notes due September 2028	750	—	5.258%
5.200% notes due September 2033	1,250	—	5.312%
5.500% notes due September 2053	1,250	—	5.576%
Term loan	—	4,200
Secured revolving credit facilities	585	430
Total principal balance of debt	6,085	6,130
Unamortized discount and debt issuance costs	(47)	(10)
Net carrying value of debt	$6,038	$6,120

Short-term debt	$499	$—
Long-term debt	$5,539	$6,120
Future principal payments for debt at July 31, 2024 were as shown in the table below.

(In millions)
Fiscal year ending July 31,
2025	$500
2026	—
2027	1,835
2028	—
2029	750
Thereafter	3,000
Total future principal payments for debt	$6,085

Intuit Fiscal 2024 Form 10-K	82

Tables of Contents

Senior Unsecured Notes
2020 Notes. In June 2020, we issued four series of senior unsecured notes (together, the 2020 Notes) pursuant to a public debt offering. The proceeds from the issuance were $1.98 billion, net of debt discount of $2 million and debt issuance costs of $15 million. As of July 31, 2024, $1.5 billion of the 2020 Notes remained outstanding.
Interest is payable semiannually on January 15 and July 15 of each year. The discount and debt issuance costs are amortized to interest expense over the term of the 2020 Notes under the effective interest method. We paid $20 million in interest on the 2020 Notes during the twelve months ended July 31, 2024, $23 million during the twelve months ended July 31, 2023, and $23 million during the twelve months ended July 31, 2022.
The 2020 Notes are senior unsecured obligations of Intuit and rank equally with all existing and future unsecured and unsubordinated indebtedness of Intuit and are redeemable by us at any time, subject to a make-whole premium. Upon the occurrence of change of control transactions that are accompanied by certain downgrades in the credit ratings of the 2020 Notes, we will be required to repurchase the 2020 Notes at a repurchase price equal to 101% of the aggregate outstanding principal plus any accrued and unpaid interest to but not including the date of repurchase. The indenture governing the 2020 Notes requires us to comply with certain covenants. For example, the 2020 Notes limit our ability to create certain liens and enter into sale and leaseback transactions. As of July 31, 2024, we were compliant with all covenants governing the 2020 Notes.
2023 Notes. In September 2023, we issued four series of senior unsecured notes (together, the 2023 Notes) pursuant to a public debt offering. The proceeds from the issuance were $3.96 billion, net of debt discount of $20 million and debt issuance costs of $24 million, and were used, together with operating cash, to repay the outstanding balance on our unsecured term loan. As of July 31, 2024, $4.0 billion of the 2023 Notes remained outstanding.
Interest is payable semiannually on March 15 and September 15 of each year. The discount and debt issuance costs are amortized to interest expense over the term of the 2023 Notes under the effective interest method. We paid $106 million in interest on the 2023 Notes during the twelve months ended July 31, 2024.
The 2023 Notes are senior unsecured obligations of Intuit and rank equally with all existing and future unsecured and unsubordinated indebtedness of Intuit and are redeemable by us at any time, subject to a make-whole premium. The indenture governing the 2023 Notes requires us to comply with certain covenants. For example, the 2023 Notes limit our ability to create certain liens and enter into sale and leaseback transactions. As of July 31, 2024, we were compliant with all covenants governing the 2023 Notes.

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
We paid $42 million, $230 million, and $42 million in interest on the term loan during the twelve months ended July 31, 2024, 2023, and 2022, respectively. Interest paid on the unsecured revolving credit facility was not material during the twelve months ended July 31, 2024, 2023, and 2022.
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
The 2024 Credit Facility includes customary affirmative and negative covenants, including a financial covenant that requires us to maintain a ratio of total gross debt to earnings before interest, taxes, depreciation, and amortization (EBITDA), as defined in the agreement, of not greater than 4.00 to 1.00 as measured on a rolling twelve month basis as of the last day of each fiscal quarter. As of July 31, 2024, we were compliant with all required covenants. At July 31, 2024, no amounts were outstanding under the 2024 Credit Facility. We paid no interest on this unsecured revolving credit facility during the twelve months ended July 31, 2024.

Intuit Fiscal 2024 Form 10-K	83

Tables of Contents

Commercial Paper Program
In June 2024, we established a $1.5 billion commercial paper program under which we may issue and sell unsecured short-term promissory notes (commercial paper). The maturities of the commercial paper may vary up to 397 days from the date of issuance. As of July 31, 2024, no amounts were outstanding under this program.

Secured Revolving Credit Facilities
2019 Secured Facility. On February 19, 2019, a subsidiary of Intuit entered into a secured revolving credit facility with a lender to fund a portion of our loans to qualified small businesses (the 2019 Secured Facility). The 2019 Secured Facility is secured by cash and receivables of the subsidiary and is non-recourse to Intuit Inc. We have entered into several amendments to this facility, most recently on July 19, 2024. These amendments primarily increase the facility limit, extend the commitment term and final maturity date, and update the benchmark interest rate. Under the amended 2019 Secured Facility, the facility limit is $500 million, of which $300 million is committed and $200 million is uncommitted. Advances accrue interest at adjusted daily simple SOFR plus 1.5%. Unused portions of the committed credit facility accrue interest at a rate ranging from 0.25% to 0.75%, depending on the total unused committed balance. The commitment term is through August 31, 2025, and the final maturity date is August 31, 2026. The agreement includes certain affirmative and negative covenants, including financial covenants, that require the subsidiary to maintain specified financial ratios. As of July 31, 2024, we were compliant with all required covenants. At July 31, 2024, $285 million was outstanding under the 2019 Secured Facility and the weighted-average interest rate was 6.99%, which includes the interest on the unused committed portion. The outstanding balance is secured by cash and receivables of the subsidiary totaling $1.1 billion. Interest on the 2019 Secured Facility is payable monthly. We paid $20 million, $16 million, and $2 million in interest on this secured revolving credit facility during the twelve months ended July 31, 2024, 2023, and 2022, respectively.
2022 Secured Facility. On October 12, 2022, another subsidiary of Intuit entered into a secured revolving credit facility with a lender to fund a portion of our loans to qualified small businesses (the 2022 Secured Facility). The 2022 Secured Facility is secured by cash and receivables of the subsidiary and is non-recourse to Intuit Inc. We have entered into several amendments to this facility, most recently on April 30, 2024. These amendments primarily extend the commitment and final maturity date and increase the commitment amount. Under the amended 2022 Secured Facility, the facility limit is $500 million, of which $300 million is committed and $200 million is uncommitted. Advances accrue interest at SOFR plus 1.3%. Unused portions of the committed credit facility accrue interest at a rate ranging from 0.2% to 0.4%, depending on the total unused committed balance. The commitment term is through April 30, 2026, and the final maturity date is April 30, 2027. The agreement includes certain affirmative and negative covenants, including financial covenants, that require the subsidiary to maintain specified financial ratios. As of July 31, 2024, we were compliant with all required covenants. At July 31, 2024, $300 million was outstanding under the 2022 Secured Facility and the weighted-average interest rate was 6.68%. The outstanding balance is secured by cash and receivables of the subsidiary totaling $832 million. Interest on the 2022 Secured Facility is payable monthly. We paid $12 million and $4 million in interest on this secured revolving credit facility during the twelve months ended July 31, 2024 and 2023, respectively.

Intuit Fiscal 2024 Form 10-K	84

Tables of Contents

9. Other Liabilities and Commitments

Other Current Liabilities
Other current liabilities were as follows at the dates indicated:

	July 31,
(In millions)	2024	2023
Executive deferred compensation plan liabilities	$207	$171
Interest payable	84	12
Current portion of operating lease liabilities	71	89
Sales, property, and other taxes	47	45
Reserve for returns, credits, and promotional discounts	40	32
Other	100	99
Total other current liabilities	$549	$448

Other Long-Term Obligations
Other long-term obligations were as follows at the dates indicated:

	July 31,
(In millions)	2024	2023
Income tax liabilities	$157	$76
Dividends payable	19	16
Deferred revenue	4	5
Other	28	24
Total other long-term obligations	$208	$121

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
Annual minimum commitments under purchase obligations at July 31, 2024 were as shown in the table below.

(In millions)	Purchase Obligations
Fiscal year ending July 31,
2025	$675
2026	406
2027	91
2028	55
2029	27
Thereafter	413
Total commitments	$1,667

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

Intuit Fiscal 2024 Form 10-K	85

Tables of Contents

We sublease certain office facilities to third parties. These subleases have remaining lease terms of up to 6 years, one of which includes an option to extend the sublease for up to 5 years.
The components of lease expense were as follows:

	Twelve Months Ended July 31,
(In millions)	2024	2023	2022
Operating lease cost (1)	$108	$124	$105
Variable lease cost	23	20	15
Sublease income	(11)	(12)	(17)
Total net lease cost	$120	$132	$103
(1)    Includes short-term leases, which were not material for the twelve months ended July 31, 2024, 2023 or 2022.
Supplemental cash flow information related to operating leases was as follows:

	Twelve Months Ended July 31,
(In millions)	2024	2023	2022
Cash paid for amounts included in the measurement of operating lease liabilities	$89	$107	$104
Right-of-use assets obtained in exchange for operating lease liabilities	$35	$28	$238
Other information related to operating leases was as follows at the dates indicated:

	July 31,
	2024	2023	2022
Weighted-average remaining lease term for operating leases	7.7 years	7.9 years	8.1 years
Weighted-average discount rate for operating leases	3.3%	3%	2.9%
Future minimum lease payments under non-cancellable operating leases as of July 31, 2024 were as follows:

(In millions)	Operating Leases (1)
Fiscal year ending July 31,
2025	$87
2026	88
2027	78
2028	65
2029	68
Thereafter	221
Total future minimum lease payments	607
Less imputed interest	(78)
Present value of lease liabilities	$529
(1)    Non-cancellable sublease proceeds for the fiscal years ending July 31, 2025, 2026, 2027, 2028, 2029, and thereafter of $7 million, $2 million, $2 million, $1 million, $1 million, and $1 million, respectively, are not included in the table above.

Intuit Fiscal 2024 Form 10-K	86

Tables of Contents

Supplemental balance sheet information related to operating leases was as follows at the dates indicated:

	July 31,
(In millions)	2024	2023

Operating lease right-of-use assets	$411	$469

Other current liabilities	$71	$89
Operating lease liabilities	458	480
Total operating lease liabilities	$529	$569
As of July 31, 2024, we have additional operating leases of $124 million for office facilities that have not yet commenced and therefore are not reflected on the consolidated balance sheets nor in the tables above. These operating leases are expected to commence in fiscal year 2025 with lease terms ranging from nine to 10 years.

11. Income Taxes
The provision for income taxes consisted of the following for the periods indicated:

	Twelve Months Ended July 31,
(In millions)	2024	2023	2022
Current:
Federal	$984	$970	$253
State	202	208	93
Foreign	36	86	31
Total current	1,222	1,264	377
Deferred:
Federal	(523)	(559)	85
State	(97)	(99)	18
Foreign	(15)	(1)	(4)
Total deferred	(635)	(659)	99
Total provision for income taxes	$587	$605	$476
We recognized excess tax benefits on share-based compensation of $183 million, $32 million, and $134 million in the provision for income taxes for the twelve months ended July 31, 2024, 2023, and 2022, respectively.
The sources of income before the provision for income taxes consisted of the following for the periods indicated:

	Twelve Months Ended July 31,
(In millions)	2024	2023	2022
United States	$3,449	$2,798	$2,433
Foreign	101	191	109
Total	$3,550	$2,989	$2,542

Intuit Fiscal 2024 Form 10-K	87

Tables of Contents

Differences between income taxes calculated using the federal statutory income tax rate and the provision for income taxes were as follows for the periods indicated:

	Twelve Months Ended July 31,
(In millions)	2024	2023	2022
Income before income taxes	$3,550	$2,989	$2,542

Statutory federal income tax	$746	$628	$534
State income tax, net of federal benefit	83	86	87
Federal research and experimentation credits	(109)	(106)	(94)
Share-based compensation	43	58	45
Excess tax benefits related to share-based compensation	(153)	(26)	(112)
Effects of non-U.S. operations	—	(28)	4
Other, net	(23)	(7)	12
Total provision for income taxes	$587	$605	$476
The state income tax line in the table above includes excess tax benefits related to share-based compensation of $30 million, $6 million, and $22 million for the twelve months ended July 31, 2024, 2023, and 2022, respectively.
In the current global tax policy environment, the U.S. and other domestic and foreign governments continue to consider, and in some cases enact, changes in corporate tax laws. As changes occur, we account for finalized legislation in the period of enactment.
Material deferred tax assets and liabilities were as follows at the dates indicated:

	July 31,
(In millions)	2024	2023
Deferred tax assets:
Accruals and reserves not currently deductible	$47	$31
Capitalized research and development	1,321	667
Operating lease liabilities	137	153
Accrued and deferred compensation	132	90
Loss and tax credit carryforwards	204	256
Share-based compensation	117	94
Other, net	20	27
Total gross deferred tax assets	1,978	1,318
Valuation allowance	(227)	(235)
Total deferred tax assets	1,751	1,083
Deferred tax liabilities:
Operating lease right-of-use assets	105	128
Intangibles	864	840
Property and equipment	38	8
Other, net	49	47
Total deferred tax liabilities	1,056	1,023
Net deferred tax assets	$695	$60

The components of total net deferred tax assets, net of valuation allowances, as shown on our consolidated balance sheets were as follows at the dates indicated:

	July 31,
(In millions)	2024	2023
Long-term deferred income tax assets	$698	$64
Long-term deferred income tax liabilities included in other long-term obligations	(3)	(4)
Net deferred tax assets	$695	$60

Intuit Fiscal 2024 Form 10-K	88

Tables of Contents

We have provided a valuation allowance related to California net deferred tax assets primarily related to state research and experimentation tax credit carryforwards, foreign loss carryforwards, and state operating loss carryforwards that we believe are unlikely to be realized. We have a valuation allowance of $227 million and $235 million for the twelve months ended July 31, 2024 and July 31, 2023. The valuation allowance on our net deferred taxes decreased by $8 million for the twelve months ended July 31, 2024. The change in the valuation allowance was primarily related to a decrease in the allowance for foreign net operating loss carryforwards and state research and experimentation tax credit carryforwards, net of an increase in the allowance for California net deferred tax assets. The valuation allowance on our net deferred taxes decreased by $9 million for the twelve months ended July 31, 2023. The change in the valuation allowance was primarily related to a decrease in the allowance for foreign intangible deferred tax assets and foreign net operating loss carryforwards, net of an increase in the allowance for state research and experimentation tax credit carryforwards.
At July 31, 2024, we had federal net operating loss carryforwards of approximately $37 million that will start to expire in fiscal 2032. Utilization of the net operating losses is subject to annual limitation. The annual limitation may result in the expiration of net operating losses before utilization.
At July 31, 2024, we had state net operating loss carryforwards of approximately $150 million for which we have recorded a deferred tax asset of $11 million and a valuation allowance of $6 million. The state net operating loss carryforwards will start to expire in fiscal 2028. Utilization of the net operating losses is subject to annual limitation. The annual limitation may result in the expiration of net operating losses before utilization.
At July 31, 2024, we had foreign net operating loss carryforwards of approximately $19 million which carry forward indefinitely. We maintain a full valuation allowance with respect to the foreign net operating losses as there is not sufficient evidence of future sources of taxable income required to utilize such carryforwards.
At July 31, 2024, we had California research and experimentation credit carryforwards of approximately $335 million. The California research and experimentation credit will carry forward indefinitely.

Unrecognized Tax Benefits
The aggregate changes in the balance of our gross unrecognized tax benefits were as follows for the periods indicated:

	Twelve Months Ended July 31,
(In millions)	2024	2023	2022
Gross unrecognized tax benefits, beginning balance	$246	$216	$190
Increases related to tax positions from prior fiscal years, including acquisitions	36	11	9
Decreases related to tax positions from prior fiscal years	(12)	(16)	(13)
Increases related to tax positions taken during current fiscal year	95	38	31
Settlements with tax authorities	(1)	(2)	—
Lapse of statute of limitations	(37)	(1)	(1)
Gross unrecognized tax benefits, ending balance	$327	$246	$216
The total amount of our unrecognized tax benefits at July 31, 2024 was $327 million. If we were to recognize these net benefits, our income tax expense would reflect a favorable net impact of $210 million. We do not believe that it is reasonably possible that there will be a significant increase or decrease in unrecognized tax benefits over the next 12 months.
We file U.S. federal, U.S. state, and foreign tax returns. Our major tax jurisdiction is the U.S. federal jurisdiction. For U.S. federal tax returns, we are no longer subject to tax examinations for years prior to fiscal 2021 except for fiscal 2018 and fiscal 2016.
We recognize interest and penalties related to unrecognized tax benefits within the provision for income taxes. Amounts accrued at July 31, 2024 and July 31, 2023 for the payment of interest and penalties were not material. The amounts of interest and penalties that we recognized during the twelve months ended July 31, 2024, 2023, and 2022, were also not material.
We offset a $66 million and $85 million long-term liability for uncertain tax positions against our long-term income tax receivable at July 31, 2024 and July 31, 2023, respectively. The long-term income tax receivable at July 31, 2024 was primarily related to the government’s approval of a method of accounting change request for fiscal 2018. The long-term income tax receivable at July 31, 2023 was primarily related to the government’s approval of a method of accounting change request for fiscal 2018 and a refund claim related to Credit Karma’s alternative minimum tax credit that was recorded as part of the acquisition.

Intuit Fiscal 2024 Form 10-K	89

Tables of Contents

12. Stockholders’ Equity

Stock Repurchase Programs and Treasury Shares
Intuit’s Board of Directors has authorized a series of common stock repurchase programs. Shares of common stock repurchased under these programs become treasury shares. Under these programs, we repurchased 3.4 million shares of our common stock for $2.0 billion during the twelve months ended July 31, 2024. At July 31, 2024, we had authorization from our Board of Directors for up to $1.9 billion in stock repurchases. On August 20, 2024, our Board of Directors approved an increase in the authorization under the existing stock repurchase program under which we are authorized to repurchase up to an additional $3 billion of our common stock. Future stock repurchases under the current program are at the discretion of management, and authorization of future stock repurchase programs is subject to the final determination of our Board of Directors.
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

Dividends on Common Stock
During the twelve months ended July 31, 2024, we declared cash dividends that totaled $3.60 per share of outstanding common stock, or approximately $1.0 billion. In August 2024, our Board of Directors declared a quarterly cash dividend of $1.04 per share of outstanding common stock payable on October 18, 2024 to stockholders of record at the close of business on October 10, 2024. Future declarations of dividends and the establishment of future record dates and payment dates are subject to the final determination of our Board of Directors.

Description of 2005 Equity Incentive Plan and Credit Karma, Inc. 2015 Equity Incentive Plan
Our stockholders initially approved our 2005 Equity Incentive Plan (2005 Plan) on December 9, 2004. On January 18, 2024, our stockholders approved an Amended and Restated 2005 Equity Incentive Plan (Restated 2005 Plan) that expires on January 18, 2034. Under the Restated 2005 Plan, we are permitted to grant incentive and non-qualified stock options, restricted stock awards, RSUs, stock appreciation rights, and stock bonus awards to our employees, non-employee directors, and consultants. The Compensation and Organizational Development Committee of our Board of Directors or its delegates determine who will receive grants, when those grants will be exercisable, their exercise price, and other terms. We are permitted to issue up to 171.7 million shares under the Restated 2005 Plan, including 3,366,512 shares that were previously available for issuance prior to January 20, 2022 under the Credit Karma Plan, described below, adjusted for the fungible ratio of the Restated 2005 Plan. The plan provides a fungible share reserve. Each stock option granted on or after November 1, 2010 reduces the share reserve by one share and each restricted stock award or restricted stock unit granted reduces the share reserve by 2.3 shares. Stock options forfeited and returned to the pool of shares available for grant increase the pool by one share for each share forfeited. Restricted stock awards and RSUs forfeited and returned to the pool of shares available for grant increase the pool by 2.3 shares for each share forfeited. Shares withheld for income taxes upon vesting of RSUs that were granted on or after July 21, 2016 are also returned to the pool of shares available for grant. Stock options granted under the 2005 Plan and the Restated 2005 Plan typically vest over three to four years based on continued service and have a seven-year term. RSUs granted under those plans typically vest over three to four years based on continued service. Certain RSUs granted to senior management vest based on the achievement of pre-established performance or market goals.
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

Intuit Fiscal 2024 Form 10-K	90

Tables of Contents

Through January 20, 2022, the Credit Karma Plan provided a fungible share reserve. Each restricted stock unit granted reduced the share reserve by one share. RSUs forfeited and returned to the pool of shares available for grant increased the pool by one share for each share forfeited. Shares withheld for income taxes upon vesting of RSUs were also returned to the pool of shares available for grant. After January 20, 2022, shares forfeited and returned to the pool from grants issued out of the Credit Karma Plan increase the pool by 2.3 shares for each share forfeited.
At July 31, 2024, there were approximately 27.3 million shares available for grant under the Restated 2005 Plan and no awards may be granted out of the Credit Karma Plan.

Description of Employee Stock Purchase Plan
On November 26, 1996, our stockholders initially adopted our Employee Stock Purchase Plan (ESPP) under Section 423 of the Internal Revenue Code. The ESPP permits our eligible employees to make payroll deductions to purchase our stock on regularly scheduled purchase dates at a discount. Our stockholders have approved amendments to the ESPP to permit the issuance of up to 25.8 million shares under the ESPP, which expires upon the earliest to occur of (a) termination of the ESPP by our Board of Directors, or (b) issuance of all the shares of Intuit’s common stock reserved for issuance under the ESPP. Offering periods under the ESPP are six months in duration and composed of two consecutive three-month accrual periods. Shares are purchased at 85% of the lower of the closing price for Intuit common stock on the first day of the offering period or the last day of the accrual period.
Under the ESPP, employees purchased 360,028 shares of Intuit common stock during the twelve months ended July 31, 2024; 399,975 shares during the twelve months ended July 31, 2023; and 326,961 shares during the twelve months ended July 31, 2022. At July 31, 2024, there were 1,963,952 shares available for issuance under this plan.

Share-Based Compensation Expense
The following table summarizes the total share-based compensation expense that we recorded in operating income for the periods shown.

	Twelve Months Ended July 31,
(In millions, except per share amounts)	2024	2023	2022
Cost of service revenue	$398	$371	$137
Cost of product and other revenue	4	3	9
Selling and marketing	506	429	309
Research and development	639	532	521
General and administrative	368	377	332
Restructuring	25	—	—
Total share-based compensation expense	1,940	1,712	1,308
Income tax benefit	(594)	(373)	(396)
Decrease in net income	$1,346	$1,339	$912

Decrease in net income per share:
Basic	$4.81	$4.77	$3.26
Diluted	$4.74	$4.73	$3.21
We capitalized no share-based compensation related to internal use software projects during the twelve months ended July 31, 2024 and 2023, and $1 million during the twelve months ended July 31, 2022.

Determining Fair Value
Valuation and Amortization Methods
RSUs granted typically vest based on continued service. We value these time-based RSUs at the date of grant using the intrinsic value method. We amortize the fair value of time-based RSUs on a straight-line basis over the service period. These time-based RSUs accounted for approximately 90% of our total share-based compensation expense during the twelve months ended July 31, 2024. Certain RSUs granted to senior management vest based on the achievement of pre-established market or performance goals. We estimate the fair value of market-based RSUs at the date of grant using a Monte Carlo valuation methodology and amortize those fair values over the requisite service period for each separately vesting tranche of the award. The Monte Carlo methodology that we use to estimate the fair value of market-based RSUs at the date of grant incorporates into the valuation the possibility that the market condition may not be satisfied. Provided that the requisite service is rendered, the total fair value of the market-based RSUs at the date of grant must be recognized as compensation expense even if the market condition is not achieved. However, the number of shares that ultimately vest can vary significantly with the performance of the specified market criteria. We estimate the fair value of performance-based RSUs at the date of grant using

Intuit Fiscal 2024 Form 10-K	91

Tables of Contents

the intrinsic value method and the probability that the specified performance criteria will be met. Each quarter, we update our assessment of the probability that the specified performance criteria will be achieved and adjust our estimate of the fair value of the performance-based RSUs if necessary. We amortize the fair values of performance-based RSUs over the requisite service period for each separately vesting tranche of the award. All of the RSUs we grant have dividend rights that are subject to the same vesting requirements as the underlying equity awards, so we do not adjust the market price of our stock on the date of grant for dividends.
We estimate the fair value of stock options granted using a lattice binomial model and a multiple option award approach. Our stock options have various restrictions, including vesting provisions and restrictions on transfer, and are often exercised prior to their contractual maturity. We believe that lattice binomial models are more capable of incorporating the features of our stock options than closed-form models such as the Black Scholes model. The use of a lattice binomial model requires the use of extensive actual employee exercise behavior and a number of complex assumptions, including the expected volatility of our stock price over the term of the options, risk-free interest rates and expected dividends. We amortize the fair value of options on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods.
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
We used the following assumptions to estimate the fair value of stock options granted and shares purchased under our Employee Stock Purchase Plan for the periods indicated:

	Twelve Months Ended July 31,
	2024	2023	2022
Assumptions for stock options:
Expected volatility (range)	31%	30.41% - 33.19%	35%
Weighted-average expected volatility	31%	30.67%	35%
Risk-free interest rate (range)	4.13%	3.52% - 4.46%	2.73%
Expected dividend yield	0.57%	0.63%	0.61%

Assumptions for ESPP:
Expected volatility (range)	27% - 36%	38% - 48%	26% - 39%
Weighted-average expected volatility	31%	42%	23%
Risk-free interest rate (range)	4.94% - 5.55%	1.59% - 4.74%	0.04% - 0.44%
Expected dividend yield (range)	0.57% - 0.75%	0.74% - 0.81%	0.47% - 0.59%

Intuit Fiscal 2024 Form 10-K	92

Tables of Contents

Share-Based Awards Available for Grant
A summary of share-based awards available for grant under our plans for the fiscal periods indicated was as follows:

(Shares in thousands)	Shares Available for Grant
Balance at July 31, 2021	16,851
Additional shares authorized	19,903
Restricted stock units granted (1)	(14,868)
Options granted	(400)
Share-based awards canceled/forfeited/expired (1)(2)	4,774
Balance at July 31, 2022	26,260
Restricted stock units granted (1)	(12,098)
Options granted	(413)
Share-based awards canceled/forfeited/expired (1)(2)	5,277
Balance at July 31, 2023	19,026
Additional shares authorized	12,200
Restricted stock units granted (1)	(9,782)
Options granted	(326)
Share-based awards canceled/forfeited/expired (1)(2)	6,199
Balance at July 31, 2024	27,317
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

Intuit Fiscal 2024 Form 10-K	93

Tables of Contents

Restricted Stock Unit and Restricted Stock Activity
A summary of RSU and restricted stock activity for the periods indicated was as follows:

(Shares in thousands)	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested at July 31, 2021	9,038	$345.86
Granted(1)	6,634	466.12
Vested	(3,154)	351.80
Forfeited	(1,051)	351.15
Nonvested at July 31, 2022	11,467	413.32
Granted	5,260	452.45
Vested	(4,019)	414.12
Forfeited	(814)	364.45
Nonvested at July 31, 2023	11,894	433.70
Granted	4,253	590.59
Vested	(4,233)	439.08
Forfeited	(990)	390.17
Nonvested at July 31, 2024	10,924	$496.64
(1)This includes approximately 583,000 RSUs granted to employees of Mailchimp in substitution of outstanding equity incentive awards with a grant date fair value of $355 million and approximately 325,000 RSUs granted to employees of Mailchimp in connection with the acquisition with a grant date fair value of $211 million. See Note 7, “Business Combinations.”
Additional information regarding our RSUs is shown in the table below.

	Twelve Months Ended July 31,
(In millions)	2024	2023	2022
Total fair market value of shares vested	$2,575	$1,673	$1,658

Share-based compensation for RSUs	$1,857	$1,636	$1,248

Total tax benefit related to RSU share-based compensation expense	$545	$339	$375

Cash tax benefits realized for tax deductions for RSUs	$526	$347	$334
At July 31, 2024, there was $5.0 billion of unrecognized compensation cost related to non-vested RSUs and restricted stock with a weighted-average vesting period of 2.9 years. We will adjust unrecognized compensation cost for actual forfeitures as they occur.

Intuit Fiscal 2024 Form 10-K	94

Tables of Contents

Stock Option Activity
A summary of stock option activity for the periods indicated was as follows:

	Options Outstanding
(Shares in thousands)	Number of Shares	Weighted-Average Exercise Price Per Share
Balance at July 31, 2021	2,204	$251.48
Granted	400	448.59
Exercised	(242)	164.94
Canceled or expired	(70)	426.22
Balance at July 31, 2022	2,292	289.62
Granted	413	489.85
Exercised	(551)	163.64
Canceled or expired	(24)	368.72
Balance at July 31, 2023	2,130	360.17
Granted	326	626.32
Exercised	(570)	212.89
Canceled or expired	(114)	467.16
Balance at July 31, 2024	1,772	$449.66
Information regarding stock options outstanding as of July 31, 2024 is summarized below:

	Number of Shares (in thousands)	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price per Share	Aggregate Intrinsic Value (in millions)
Options outstanding	1,772	4.54	$449.66	$350
Options exercisable	946	3.22	$372.54	$260
The aggregate intrinsic values at July 31, 2024 are calculated as the difference between the exercise price of the underlying options and the market price of our common stock for shares that were in-the-money at that date. In-the-money options at July 31, 2024 were options that had exercise prices that were lower than the $647.35 market price of our common stock at that date.
Additional information regarding our stock options and ESPP shares is shown in the table below.

	Twelve Months Ended July 31,
(In millions, except per share amounts)	2024	2023	2022
Weighted-average fair value of options granted (per share)	$188.54	$144.92	$136.76

Total grant date fair value of options vested	$38	$33	$25

Aggregate intrinsic value of options exercised	$209	$150	$78

Share-based compensation expense for stock options and ESPP	$83	$76	$60

Total tax benefit for stock option and ESPP share-based compensation	$49	$34	$21

Cash received from option exercises	$121	$90	$40

Cash tax benefits realized related to tax deductions for non-qualified option exercises and disqualifying dispositions under all share-based payment arrangements	$49	$31	$37
At July 31, 2024, there was $131 million of unrecognized compensation cost related to non-vested stock options with a weighted-average vesting period of 3.2 years. We will adjust unrecognized compensation cost for actual forfeitures as they occur.

Intuit Fiscal 2024 Form 10-K	95

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

	July 31,
(In millions)	2024	2023
Unrealized loss on available-for-sale debt securities	$—	$(7)
Foreign currency translation adjustments	(54)	(48)
Total accumulated other comprehensive loss	$(54)	$(55)

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
We had liabilities related to this plan of $207 million at July 31, 2024, and $171 million at July 31, 2023. We have matched the plan liabilities with similar-performing assets, which are primarily investments in life insurance contracts. These assets are recorded in other long-term assets, while liabilities related to obligations are recorded in other current liabilities on our consolidated balance sheets.

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
Matching contributions for both plans were $138 million for the twelve months ended July 31, 2024; $136 million for the twelve months ended July 31, 2023; and $118 million for the twelve months ended July 31, 2022.

Intuit Fiscal 2024 Form 10-K	96

Tables of Contents

14. Legal Proceedings
Beginning in May 2019, various legal proceedings were filed and certain regulatory inquiries were commenced in connection with our provision and marketing of free online tax preparation programs. We believe that the allegations contained within these legal proceedings are without merit and continue to defend our interests in them. These proceedings included, among others, a putative class action in the Northern District of California in September 2019 (the Intuit Free File Litigation). In August 2020, the Ninth Circuit Court of Appeals ordered that the putative class action claims be resolved through arbitration. In May 2021, the Intuit Free File Litigation was dismissed on a non-class basis after we entered into an agreement that resolved the matter on an individual non-class basis, without any admission of wrongdoing, for an amount that was not material. These proceedings also include a class action lawsuit that was filed in the Ontario (Canada) Superior Court of Justice on August 25, 2022.
These proceedings also included individual demands for arbitration that were filed beginning in October 2019. As of January 31, 2023, we settled all of these arbitration claims, without any admission of wrongdoing, for an amount that was not material. In June 2021, we received a demand and draft complaint from the Federal Trade Commission (FTC) and certain state attorneys general relating to the ongoing inquiries described above. On March 29, 2022, the FTC filed an action in federal court seeking a temporary restraining order and a preliminary injunction enjoining certain Intuit business practices pending resolution of the FTC’s administrative complaint seeking to permanently enjoin certain Intuit business practices (the FTC Actions). On April 22, 2022, the Northern District of California denied the FTC’s requests for a temporary restraining order and a preliminary injunction. Beginning on March 27, 2023, a final hearing on the administrative action was held before an administrative law judge (ALJ) at the FTC and, on August 29, 2023, the FTC’s ALJ issued a decision in favor of the FTC and adverse to Intuit. On January 19, 2024, the FTC Commissioners affirmed the ALJ’s decision and issued a final order that requires us to adhere to certain marketing practices and does not contain any monetary penalties. On January 21, 2024, we filed a petition for review with the United States Court of Appeals for the Fifth Circuit and this appeal is pending. The FTC’s order became effective on March 23, 2024, and is now pending review by the Court of Appeals. We intend to continue to defend our position on the merits of this case. However, the defense and resolution of this matter could involve significant costs. The state attorneys general did not join the FTC Actions, and, on May 4, 2022, we entered into a settlement agreement with the attorneys general of the 50 states and the District of Columbia, admitting no wrongdoing, that resolved the states’ inquiry, as well as actions brought by the Los Angeles City Attorney and the Santa Clara County (California) Counsel. As part of this agreement, we agreed to pay $141 million and made certain commitments regarding our advertising and marketing practices. We recorded this as a one-time charge in the quarter ended April 30, 2022, and paid the full amount to the fund administrator in the quarter ended January 31, 2023.
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
On August 1, 2023, we reorganized certain technology functions in our Consumer and ProTax segments that support and benefit our overall platform. Additionally, certain workplace and real estate functions in our Small Business & Self-Employed segment are now managed at the corporate level. As a result of these reorganizations, costs associated with these functions are no longer included in segment operating income and are now included in other corporate expenses. For the twelve months ended July 31, 2023 and 2022, we reclassified expenses totaling $49 million and $21 million from Small Business &

Intuit Fiscal 2024 Form 10-K	97

Tables of Contents

Self-Employed, $168 million and $150 million from Consumer, and $60 million and $64 million from ProTax to other corporate expenses, respectively.
On August 1, 2024, we renamed our Small Business & Self-Employed segment as the Global Business Solutions segment. This new name better aligns with the global reach of the Mailchimp and QuickBooks platform, our focus on serving both small and mid-market businesses, and our vision to become the end-to-end platform that customers use to grow and run their business.

Small Business & Self-Employed: This segment serves small and mid-market businesses and the self-employed around the world, and the accounting professionals who assist and advise them. Our QuickBooks offerings include financial and business management online services and desktop software, payroll solutions, time tracking, merchant payment processing and bill pay solutions, checking accounts through an FDIC member bank partner, and financing for small businesses. Our Mailchimp offerings include marketing automation and customer relationship management.
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

All of our segments operate primarily in the United States and sell primarily to customers in the United States. Total international net revenue was approximately 8% of consolidated total net revenue in each of the twelve months ended July 31, 2024, 2023, and 2022.
We include expenses such as corporate selling and marketing, product development, general and administrative, and non-employment related legal and litigation settlement costs, which are not allocated to specific segments, in unallocated corporate items as part of other corporate expenses. For our Credit Karma reportable segment, segment expenses include certain direct expenses related to selling and marketing, product development, and general and administrative. Unallocated corporate items for all segments include share-based compensation, amortization of acquired technology, amortization of other acquired intangible assets, goodwill and intangible asset impairment charges, professional fees and transaction charges related to business combinations, and restructuring charges.
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

Intuit Fiscal 2024 Form 10-K	98

Tables of Contents

The following table shows our financial results by reportable segment for the periods indicated.

	Twelve Months Ended July 31,
(In millions)	2024	2023	2022
Net revenue:
Small Business & Self-Employed	$9,533	$8,038	$6,460
Consumer	4,445	4,135	3,915
Credit Karma	1,708	1,634	1,805
ProTax	599	561	546
Total net revenue	$16,285	$14,368	$12,726

Operating income:
Small Business & Self-Employed	$5,748	$4,581	$3,520
Consumer	2,920	2,875	2,633
Credit Karma	414	428	531
ProTax	487	455	447
Total segment operating income	9,569	8,339	7,131
Unallocated corporate items:
Share-based compensation expense	(1,915)	(1,712)	(1,308)
Other corporate expenses	(3,172)	(2,840)	(2,696)
Amortization of acquired technology	(146)	(163)	(140)
Amortization of other acquired intangible assets	(483)	(483)	(416)
Restructuring charges (1)	(223)	—	—
Total unallocated corporate items	(5,939)	(5,198)	(4,560)
Total operating income	$3,630	$3,141	$2,571
(1)    Includes $25 million in share-based compensation expense associated with our restructuring plan for the twelve months ended July 31, 2024. See Note 16, “Restructuring” for more information.

Revenue classified by significant service and product offerings was as follows:

	Twelve Months Ended July 31,
(In millions)	2024	2023	2022
Net revenue:
QuickBooks Online Accounting	$3,379	$2,849	$2,267
Online Services	3,513	2,910	2,171
Total Online Ecosystem	6,892	5,759	4,438
QuickBooks Desktop Accounting	1,389	1,110	851
Desktop Services and Supplies	1,252	1,169	1,171
Total Desktop Ecosystem	2,641	2,279	2,022
Small Business & Self-Employed	9,533	8,038	6,460
Consumer	4,445	4,135	3,915
Credit Karma	1,708	1,634	1,805
ProTax	599	561	546
Total net revenue	$16,285	$14,368	$12,726

Intuit Fiscal 2024 Form 10-K	99

Tables of Contents

16. Restructuring
In July 2024, our management approved, committed to, and initiated a plan of reorganization (the Plan) focused on reallocating resources to our key growth areas. The Plan includes the exit of employees and the closing of real estate sites in certain markets in service to growing technology teams and capabilities in strategic locations. We expect the actions associated with the Plan to be substantially complete by the first quarter of fiscal 2025. Restructuring costs associated with the Plan are estimated to be approximately $247 million. During the twelve months ended July 31, 2024, we recorded a $223 million charge in connection with the Plan. This charge is primarily related to severance and employee benefits and is recorded to restructuring in our consolidated statements of operations. Any changes to the estimates of executing the Plan will be reflected in future results of operations.
The following table summarizes the activity for the Plan by segment.

(In millions)	Accrued July 31, 2023	Initial Costs	Cash Payments	Non-Cash Items	Accrued July 31, 2024	Total Costs Incurred to Date	Total Expected Plan Cost
Small Business & Self-Employed	$—	$96	$—	$(12)	$84	$96	$110
Consumer	—	9	—	—	9	9	10
Credit Karma	—	—	—	—	—	—	—
ProTax	—	2	—	—	2	2	2
Corporate	—	116	—	(24)	92	116	125
Totals	$—	$223	$—	$(36)	$187	$223	$247
The liability for restructuring charges is included in accrued compensation and related liabilities in the accompanying consolidated balance sheets.

Intuit Fiscal 2024 Form 10-K	100

Tables of Contents

INTUIT INC. SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(In millions)	Beginning Balance	Additions Charged to Expense/ Revenue	Deductions	Ending Balance
Year ended July 31, 2024
Allowance for doubtful accounts	$7	$61	$(63)	$5
Reserve for returns, credits, and promotional discounts	32	302	(294)	40

Year ended July 31, 2023
Allowance for doubtful accounts	$31	$57	$(81)	$7
Reserve for returns, credits, and promotional discounts	31	261	(260)	32

Year ended July 31, 2022
Allowance for doubtful accounts	$96	$74	$(139)	$31
Reserve for returns, credits, and promotional discounts	31	247	(247)	31

Intuit Fiscal 2024 Form 10-K	101

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
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of July 31, 2024 based on the guidelines established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Based on the results of our evaluation, our management has concluded that our internal control over financial reporting was effective as of July 31, 2024 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. We reviewed the results of management’s assessment with the Audit and Risk Committee of Intuit’s Board of Directors.
Ernst & Young LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of July 31, 2024. Their report is included in Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting during the quarterly period ended July 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 9B - OTHER INFORMATION
During the three months ended July 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K).

ITEM 9C - DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

Intuit Fiscal 2024 Form 10-K	102

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
The other information required by this Item 10 regarding directors is incorporated by reference from the information contained in our Proxy Statement to be filed with the U.S. Securities and Exchange Commission in connection with the solicitation of proxies for our 2025 Annual Meeting of Stockholders (the “2025 Proxy Statement”) under the sections entitled “Proposal No. 1 - Election of Directors – Our Board Nominees” and “Corporate Governance.” Certain information required by this Item 10 regarding executive officers is set forth in Item 1 of Part I of this report under the heading “Information about our Executive Officers.”
The information required by Item 408(b) of Regulation S-K is incorporated by reference from the information contained in our 2025 Proxy Statement under the heading “Corporate Governance – Insider Trading Policy.”

ITEM 11 - EXECUTIVE COMPENSATION
The information required by this Item 11 is incorporated by reference from the information contained in our 2025 Proxy Statement under the sections entitled “Compensation and Organizational Development Committee Report,” “Compensation Discussion and Analysis,” “Director Compensation,” “Equity Compensation Plan Information,” and “Executive Compensation Tables.”

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item 12 is incorporated by reference from the information contained in our 2025 Proxy Statement under the sections entitled “Stock Ownership Information” and “Executive Compensation Tables.”

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item 13 is incorporated by reference from the information contained in our 2025 Proxy Statement under the sections entitled “Corporate Governance – Director Independence” and “Corporate Governance – Transactions with Related Persons.”

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item 14 is incorporated by reference from the information contained in our 2025 Proxy Statement under the section entitled “Proposal No. 3 - Ratification of Selection of Independent Registered Public Accounting Firm.”

Intuit Fiscal 2024 Form 10-K	103

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
			8-K	9/13/2021

3.01	Restated Intuit Certificate of Incorporation, dated as of January 19, 2000		10-Q	6/14/2000

3.02	Bylaws of Intuit Inc., as amended and restated on July 27, 2023		8-K	8/2/2023

4.01	Form of Specimen Certificate for Intuit’s Common Stock		10-K	9/15/2009

4.02	Description of Common Stock		10-K	8/30/2019

4.03	Indenture, dated as of June 29, 2020, between Intuit and U.S. Bank National Association, as trustee		8-K	6/29/2020

4.04	Form of 0.950% Senior Note due 2025		8-K	6/29/2020

4.05	Form of 1.350% Senior Note due 2027		8-K	6/29/2020

4.06	Form of 1.650% Senior Note due 2030		8-K	6/29/2020

4.07	Supplemental Indenture, dated as of September 15, 2023, between Intuit Inc. and U.S. Bank Trust Company, National Association, as trustee		8-K	9/15/2023

4.08	Form of 5.250% Senior Note due 2026		8-K	9/15/2023

4.09	Form of 5.125% Senior Note due 2028		8-K	9/15/2023

4.10	Form of 5.200% Senior Note due 2033		8-K	9/15/2023

4.11	Form of 5.500% Senior Note due 2053		8-K	9/15/2023

10.01+	Intuit Inc. Amended and Restated 2005 Equity Incentive Plan, as amended through January 18, 2024		10-Q	1/18/2024

10.02+	Intuit Inc. Amended and Restated 2005 Equity Incentive Plan, as amended through January 20, 2022		10-K	3/2/2022

Intuit Fiscal 2024 Form 10-K	104

Tables of Contents

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference Form/File No.	Date
10.03+	Intuit Inc. Performance Incentive Plan, Amended and Restated effective October 25, 2023		10-Q	11/28/2023

10.04+	Forms of Equity Grants Agreements: CEO, EVP, and SVP Stock Option; EVP and SVP Performance-Based Restricted Stock Unit; CEO Restricted Stock Unit; and EVP and SVP Restricted Stock Unit	X

10.05+	Forms of Equity Grants Agreements: CEO, EVP, and SVP Stock Option; EVP and SVP Performance-Based Restricted Stock Unit; CEO Restricted Stock Unit; and EVP and SVP Restricted Stock Unit		10-K	9/1/2023

10.06+	Forms of Equity Grant Agreements: CEO Performance-Based Restricted Stock Unit; Executive Performance-Based Restricted Stock Unit		10-K	9/2/2022

10.07+
Forms of Equity Grant Agreements: Executive Chairman Non-Qualified Stock Option; Executive Chairman Service-Based Restricted Stock Unit; Executive Chairman Performance-Based Restricted stock Unit; CEO Performance-Based Restricted Stock Unit; Executive Performance-Based Restricted Stock Unit; Service-Based Restricted Stock Unit (non-focal)
			10-K	9/8/2021

10.08+
Forms of Equity Grant Agreements: Executive Chair and EVP Service-Based Restricted Stock Unit; Executive Chair and EVP TSR Performance-Based Restricted Stock Unit; CEO Service-Based Restricted Stock Unit; CEO TSR Performance-Based Restricted Stock Unit
			10-K	8/31/2020

10.09+	Forms of Equity Grant Agreements: Executive Chair and EVP Restricted Stock Unit, and CEO Restricted Stock Unit		10-K	8/30/2019

10.10+
Forms of Equity Grant Agreements: EVP-SVP TSR Performance-Based Restricted Stock Unit, CEO TSR Performance-Based Restricted Stock Unit, EVP Time-Based Restricted Stock Unit, CEO Restricted Stock Unit, Stock Option - 4 year vest, Time-Based RSU - 4 year vest (focal), New Hire Time-Based Restricted Stock Unit - 4 year vest
			10-K	8/31/2018

10.11+	Form of Amended and Restated 2005 Equity Incentive Plan Non-Qualified Stock Option Grant Agreement: New Hire, Promotion, Retention or Focal Grant		10-K	9/13/2013

10.12+	Credit Karma, Inc. 2015 Equity Incentive Plan, as amended		S-8 333-251096	12/3/2020

10.13+	Form of Restricted Stock Unit Agreement under the Credit Karma, Inc. 2015 Equity Incentive Plan		S-8 333-251096	12/3/2020

10.14+	Form of Restricted Stock Unit Agreement under the Credit Karma, Inc. 2015 Equity Incentive Plan		S-8 333-251096	12/3/2020

10.15+	Form of Restricted Stock Unit Agreement under the Credit Karma, Inc. 2015 Equity Incentive Plan		S-8 333-251096	12/3/2020

10.16+	Intuit Inc. Amended and Restated Employee Stock Purchase Plan, as amended through January 19, 2023		10-Q	2/23/2023

10.17+	Intuit Inc. Employee Stock Purchase Plan, as amended through January 19, 2022		10-Q	3/2/2022

10.18+	Intuit Inc. Amended Non-Employee Director Compensation Program, effective January 20, 2022		8-K	1/24/2022

10.19+	Description of Non-Employee Director Compensation, approved October 31, 2018 and effective January 17, 2019		10-Q	11/20/2018

Intuit Fiscal 2024 Form 10-K	105

Tables of Contents

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference Form/File No.	Date
10.20+	Description of Non-Employee Director Compensation, approved October 19, 2017 and effective January 18, 2018		10-Q	11/20/2017

10.21+	Non-employee Director Compensation Program, effective January 21, 2016		10-Q	2/25/2016

10.22+	Forms of Non-employee Director Restricted Stock Unit Agreements		10-Q	11/20/2017

10.23+	Form of Director Restricted Stock Units Conversion Grant Agreement		10-Q	3/1/2013

10.24+	Fourth Amended and Restated Management Stock Purchase Program		10-Q	2/22/2019

10.25+	Intuit Executive Relocation Policy		10-K	8/31/2018

10.26+	Intuit Inc. Non-qualified Deferred Compensation Plan, effective January 1, 2009		10-Q	11/20/2017

10.27+	Intuit Inc. 2005 Executive Deferred Compensation Plan, effective January 1, 2005		10-Q	12/10/2004

10.28+	Intuit Executive Deferred Compensation Plan, effective March 15, 2002		10-Q	5/31/2002

10.29+	Amended and Restated Intuit Inc. Performance Incentive Plan, adopted October 28, 2020		10-Q	11/19/2020

10.30+	Form of Indemnification Agreement entered into by Intuit with each of its directors and certain officers		10-Q	2/23/2017

10.31+	Letter regarding Terms of Employment by and between Intuit Inc. and Sandeep Aujla, dated February 17, 2023 and effective August 1, 2023		10-Q	5/23/2023

10.32+	Transition Agreement between Intuit Inc. and Michelle M. Clatterbuck, dated February 17, 2023		10-Q	5/23/2023

10.33+	Letter regarding Terms of Employment by and between Intuit Inc. and Michelle Clatterbuck dated January 19, 2018		8-K	1/23/2018

10.34+	Letter Regarding Terms of Employment by and between Intuit Inc. and Sasan Goodarzi, dated November 15, 2018		10-Q	11/20/2018

10.35+	Employment memo dated November 7, 2018 to J. Alexander Chriss dated November 7, 2018 and effective January 1, 2019.		10-K	8/30/2019

10.36+	Employment memo dated November 7, 2018 to Marianna Tessel and effective January 1, 2019		10-K	8/31/2020

10.37	Assurance of Voluntary Compliance, dated May 4, 2022, by and between Intuit Inc. and the Attorney General of the State of New York		10-K	9/2/2022

10.38	Schedule identifying agreements substantially identical to the Assurance of Voluntary Compliance filed as Exhibit 10.37 hereto		10-K	9/2/2022

10.39#	Master Services Agreement between Intuit and Arvato Services, Inc., dated May 28, 2003		10-K	9/19/2003

10.40	Second Amendment to Master Service Agreement between Intuit and Arvato Services, Inc., effective May 29, 2007		10-K	9/14/2007

Intuit Fiscal 2024 Form 10-K	106

Tables of Contents

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference Form/File No.	Date
10.41#	Amendment 3 to Master Services Agreement between Intuit and Arvato Services, Inc., effective April 1, 2008		10-Q	5/30/2008

10.42#	Amendment 5 to the Master Services Agreement between Intuit and Arvato Digital Services LLC effective August 19, 2010		10-Q	12/6/2010

10.43	Amended and Restated Amendment Seven to the Master Service Agreement by and between Intuit and Arvato Digital Services effective September 1, 2013		10-Q	11/22/2013

10.44	Amendment 8 to the Master Services Agreement between Intuit and Arvato Digital Services LLC effective August 1, 2014		10-K	9/12/2014

10.45	Lease Agreement dated as of July 31, 2003 between Intuit and Charleston Properties for 2475, 2500, 2525, 2535 and 2550 Garcia Avenue, Mountain View, CA		10-K	9/19/2003

10.46	Lease Agreement dated as of July 31, 2003 between Intuit and Charleston Properties for 2650, 2675, 2700 and 2750 Coast Avenue and 2600 Casey Avenue, Mountain View, California		10-K	9/19/2003

10.47	Second Amendment to Lease Agreement Phase 1, effective January 1, 2011, between Intuit Inc. and Charleston Properties		10-Q	3/1/2011

10.48	Third Amendment to Lease Agreement Phase 2, effective January 1, 2011, between Intuit Inc. and Charleston Properties		10-Q	3/1/2011

19.01	Policy Prohibiting Insider Trading (Global)	X

21.01	List of Intuit’s Subsidiaries	X

23.01	Consent of Independent Registered Public Accounting Firm	X

24.01	Power of Attorney (see signature page)	X

31.01	Certification of Chief Executive Officer	X

31.02	Certification of Chief Financial Officer	X

32.01*	Section 1350 Certification (Chief Executive Officer)	X

32.02*	Section 1350 Certification (Chief Financial Officer)	X

97.01	Compensation Recoupment Policy	X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X

101.SCH	XBRL Taxonomy Extension Schema	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase	X

Intuit Fiscal 2024 Form 10-K	107

Tables of Contents

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference Form/File No.	Date

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X
______________________

+	Indicates a management contract or compensatory plan or arrangement.
#	We have requested confidential treatment for certain portions of this document pursuant to an application for confidential treatment sent to the Securities and Exchange Commission (SEC). We omitted such portions from this filing and filed them separately with the SEC.
*	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Intuit specifically incorporates it by reference.

ITEM 16 - FORM 10-K SUMMARY
None.

Intuit Fiscal 2024 Form 10-K	108

Tables of Contents

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

INTUIT INC.
Dated:	September 4, 2024	By:	/s/ SANDEEP S. AUJLA
Sandeep S. Aujla
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Intuit Fiscal 2024 Form 10-K	109

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

Name	Title	Date
Principal Executive Officer:
/s/ SASAN K. GOODARZI	President, Chief Executive Officer, and Director	September 4, 2024
Sasan K. Goodarzi

Principal Financial Officer:
/s/ SANDEEP S. AUJLA	Executive Vice President and Chief Financial Officer	September 4, 2024
Sandeep S. Aujla

Principal Accounting Officer:
/s/ LAUREN D. HOTZ	Senior Vice President and Chief Accounting Officer	September 4, 2024
Lauren D. Hotz

Additional Directors:
/s/ EVE BURTON	Director	September 4, 2024
Eve Burton

/s/ SCOTT D. COOK	Director	September 4, 2024
Scott D. Cook

/s/ RICHARD DALZELL	Director	September 4, 2024
Richard Dalzell

/s/ DEBORAH LIU	Director	September 4, 2024
Deborah Liu

/s/ TEKEDRA MAWAKANA	Director	September 4, 2024
Tekedra Mawakana

/s/ SUZANNE NORA JOHNSON	Chair of the Board of Directors	September 4, 2024
Suzanne Nora Johnson

/s/ FORREST NORROD	Director	September 4, 2024
Forrest Norrod

/s/ VASANT PRABHU	Director	September 4, 2024
Vasant Prabhu

/s/ RYAN ROSLANSKY	Director	September 4, 2024
Ryan Roslansky

/s/ THOMAS SZKUTAK	Director	September 4, 2024
Thomas Szkutak

/s/ RAUL VAZQUEZ	Director	September 4, 2024
Raul Vazquez

/s/ ERIC S. YUAN	Director	September 4, 2024
Eric S. Yuan

Intuit Fiscal 2024 Form 10-K	110