Form 10-Q
period 2024-10-31
INTUIT INC.
filed 2024-11-21
CIK 896878

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended October 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares (in thousands) of Common Stock, $0.01 par value, outstanding as of November 14, 2024 was 280,035.

INTUIT INC. FORM 10-Q INDEX
Intuit, QuickBooks, TurboTax, Credit Karma, and Mailchimp, among others, are registered trademarks and/or registered service marks of Intuit Inc., or one of its subsidiaries, in the United States and other countries. Other parties’ marks are the property of their respective owners.

Intuit Q1 Fiscal 2025 Form 10-Q	2

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. Please also see the section entitled "Risk Factors" in Item 1A of Part II of this Quarterly Report for important information to consider when evaluating these statements. All statements in this report, other than statements that are purely historical, are forward-looking statements. Words such as "will," “expect,” “anticipate,” “intend,” “plan,” “believe,” “forecast,” “estimate,” “seek,” and similar expressions also identify forward-looking statements. In this report, forward-looking statements include, without limitation, the following:
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
We caution investors that forward-looking statements are only predictions based on our current expectations about future events and are not guarantees of future performance. Actual outcomes and results may differ materially from what is expressed or forecast in these forward-looking statements. Risks, uncertainties and other factors that might cause such differences, some of which could be material, include but are not limited to those discussed in the section entitled “Risk Factors” in Item 1A of Part II of this Quarterly Report. We encourage you to read carefully all information provided in this report and in our other filings with the Securities and Exchange Commission before deciding to invest in our stock or to maintain or change your investment. These forward-looking statements are based on information as of the filing date of this Quarterly Report and, except as required by law, we undertake no obligation to revise or update any forward-looking statement for any reason.

Intuit Q1 Fiscal 2025 Form 10-Q	3

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

INTUIT INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended
(In millions, except per share amounts)	October 31, 2024	October 31, 2023
Net revenue:
Service	$2,889	$2,450
Product and other	394	528
Total net revenue	3,283	2,978
Costs and expenses:
Cost of revenue:
Cost of service revenue	772	707
Cost of product and other revenue	14	15
Amortization of acquired technology	37	38
Selling and marketing	962	769
Research and development	704	680
General and administrative	394	342
Amortization of other acquired intangible assets	120	120
Restructuring	9	—
Total costs and expenses	3,012	2,671
Operating income	271	307
Interest expense	(60)	(65)
Interest and other income, net	2	22
Income before income taxes	213	264
Income tax provision	16	23
Net income	$197	$241

Basic net income per share	$0.70	$0.86
Shares used in basic per share calculations	280	280

Diluted net income per share	$0.70	$0.85
Shares used in diluted per share calculations	283	283
See accompanying notes.

Intuit Q1 Fiscal 2025 Form 10-Q	4

INTUIT INC. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended
(In millions)	October 31, 2024	October 31, 2023

Net income	$197	$241
Other comprehensive income (loss), net of income taxes:
Unrealized gain on available-for-sale debt securities	—	1
Foreign currency translation loss	—	(24)
Total other comprehensive loss, net	—	(23)
Comprehensive income	$197	$218
See accompanying notes.

Intuit Q1 Fiscal 2025 Form 10-Q	5

INTUIT INC. CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In millions)	October 31, 2024	July 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$2,872	$3,609
Investments	486	465
Accounts receivable, net	426	457
Notes receivable held for investment, net	892	779
Notes receivable held for sale	10	3
Income taxes receivable	27	78
Prepaid expenses and other current assets	407	366
Current assets before funds receivable and amounts held for customers	5,120	5,757
Funds receivable and amounts held for customers	5,606	3,921
Total current assets	10,726	9,678
Long-term investments	90	131
Property and equipment, net	1,008	1,009
Operating lease right-of-use assets	538	411
Goodwill	13,844	13,844
Acquired intangible assets, net	5,662	5,820
Long-term deferred income tax assets	798	698
Other assets	527	541
Total assets	$33,193	$32,132

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$499	$499
Accounts payable	652	721
Accrued compensation and related liabilities	413	921
Deferred revenue	892	872
Income taxes payable	21	8
Other current liabilities	536	549
Current liabilities before funds payable and amounts due to customers	3,013	3,570
Funds payable and amounts due to customers	5,606	3,921
Total current liabilities	8,619	7,491
Long-term debt	5,625	5,539
Operating lease liabilities	592	458
Other long-term obligations	221	208
Total liabilities	15,057	13,696
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock and additional paid-in capital	20,619	20,251
Treasury stock, at cost	(19,320)	(18,750)
Accumulated other comprehensive loss	(54)	(54)
Retained earnings	16,891	16,989
Total stockholders’ equity	18,136	18,436
Total liabilities and stockholders’ equity	$33,193	$32,132
See accompanying notes.

Intuit Q1 Fiscal 2025 Form 10-Q	6

.

INTUIT INC. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	Three Months Ended October 31, 2024
(Dollars in millions, except per share amount; shares in thousands)	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
Balance at July 31, 2024	280,268	$20,251	$(18,750)	$(54)	$16,989	$18,436
Comprehensive income	—	—	—	—	197	197
Issuance of stock under employee stock plans, net of shares withheld for employee taxes	768	(143)	—	—	—	(143)
Stock repurchases under stock repurchase programs	(915)	—	(570)	—	—	(570)
Dividends and dividend rights declared ($1.04 per share)	—	—	—	—	(295)	(295)
Share-based compensation expense	—	511	—	—	—	511
Balance at October 31, 2024	280,121	$20,619	$(19,320)	$(54)	$16,891	$18,136

	Three Months Ended October 31, 2023
(Dollars in millions, except per share amount; shares in thousands)	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
Balance at July 31, 2023	280,421	$19,029	$(16,772)	$(55)	$15,067	$17,269
Comprehensive income	—	—	—	(23)	241	218
Issuance of stock under employee stock plans, net of shares withheld for employee taxes	850	(126)	—	—	—	(126)
Stock repurchases under stock repurchase programs	(1,166)	—	(603)	—	—	(603)
Dividends and dividend rights declared ($0.90 per share)	—	—	—	—	(261)	(261)
Share-based compensation expense	—	495	—	—	—	495
Balance at October 31, 2023	280,105	$19,398	$(17,375)	$(78)	$15,047	$16,992

See accompanying notes.

Intuit Q1 Fiscal 2025 Form 10-Q	7

INTUIT INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
(In millions)	October 31, 2024	October 31, 2023
Cash flows from operating activities:
Net income	$197	$241
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	44	33
Amortization of acquired intangible assets	157	158
Non-cash operating lease cost	19	22
Share-based compensation expense	511	495
Deferred income taxes	(91)	(126)
Other	63	28
Total adjustments	703	610
Originations and purchases of loans held for sale	—	(44)
Sales and principal repayments of loans held for sale	—	35
Changes in operating assets and liabilities:
Accounts receivable	31	33
Income taxes receivable	51	12
Prepaid expenses and other assets	(27)	(33)
Accounts payable	(75)	(5)
Accrued compensation and related liabilities	(507)	(232)
Deferred revenue	19	(159)
Income taxes payable	12	(565)
Operating lease liabilities	(22)	(20)
Other liabilities	(20)	30
Total changes in operating assets and liabilities	(538)	(939)
Net cash provided by (used in) operating activities	362	(97)
Cash flows from investing activities:
Purchases of corporate and customer fund investments	(306)	(92)
Sales of corporate and customer fund investments	55	94
Maturities of corporate and customer fund investments	235	301
Purchases of property and equipment	(33)	(84)
Originations and purchases of loans held for investment	(666)	(377)
Sales of loans originally classified as held for investment	110	—
Principal repayments of loans held for investment	420	358
Other	(3)	10
Net cash provided by (used in) investing activities	(188)	210
Cash flows from financing activities:
Proceeds from issuance of long-term debt, net of discount and issuance costs	—	3,956
Repayments of debt	—	(4,200)
Proceeds from borrowings under secured revolving credit facilities	85	—
Proceeds from issuance of stock under employee stock plans	96	92
Payments for employee taxes withheld upon vesting of restricted stock units	(239)	(212)
Cash paid for purchases of treasury stock	(557)	(584)
Dividends and dividend rights paid	(296)	(260)
Net change in funds receivable and funds payable and amounts due to customers	1,672	2,040

Intuit Q1 Fiscal 2025 Form 10-Q	8

Other	—	17
Net cash provided by financing activities	761	849
Effect of exchange rates on cash, cash equivalents, restricted cash, and restricted cash equivalents	—	(17)
Net increase in cash, cash equivalents, restricted cash, and restricted cash equivalents	935	945
Cash, cash equivalents, restricted cash, and restricted cash equivalents at beginning of period	7,099	2,852
Cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period	$8,034	$3,797

Reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents reported within the condensed consolidated balance sheets to the total amounts reported on the condensed consolidated statements of cash flows
Cash and cash equivalents	$2,872	$1,734
Restricted cash and restricted cash equivalents included in funds receivable and amounts held for customers	5,162	2,063
Total cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period	$8,034	$3,797

Supplemental schedule of non-cash investing activities:
Transfers of loans originated or purchased as held for investment to held for sale	$113	$—
See accompanying notes.

Intuit Q1 Fiscal 2025 Form 10-Q	9

INTUIT INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Description of Business and Summary of Significant Accounting Policies

Description of Business
Intuit helps consumers and small and mid-market businesses prosper by delivering financial management, compliance, and marketing products and services. We also provide specialized tax products to accounting professionals.
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
We do this through our global AI-driven expert platform and our offerings including TurboTax, Credit Karma, QuickBooks, and Mailchimp. Lacerte, ProSeries, and ProConnect Tax Online are our leading tax preparation offerings for professional accountants. Incorporated in 1984 and headquartered in Mountain View, California, we sell our products and services primarily in the United States (U.S.).

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
On August 1, 2024, we renamed our Small Business & Self-Employed segment as the Global Business Solutions segment. This new name better aligns with the global reach of the Mailchimp and QuickBooks platform, our focus on serving both small and mid-market businesses, and our vision to become the end-to-end platform that customers use to grow and run their business. See Note 12, "Segment Information," for more information.
On August 1, 2024, we reorganized certain technology and customer success functions in our Global Business Solutions, Consumer, and ProTax segments that support and benefit our overall platform and are managed at that level rather than at the segment level. As a result of these reorganizations, costs associated with these functions are no longer included in segment operating income and are now included in other corporate expenses. For the three months ended October 31, 2023, we reclassified expenses totaling $332 million from Global Business Solutions, $65 million from Consumer, and $8 million from ProTax to other corporate expenses, respectively, to conform to the current presentation. See Note 12, "Segment Information," for more information.
These unaudited condensed consolidated financial statements and accompanying notes should be read together with the audited consolidated financial statements in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2024. Results for the three months ended October 31, 2024 are not necessarily indicative of the results we expect for the fiscal year ending July 31, 2025 or any other future period.

Seasonality
Our Consumer and ProTax offerings have a significant and distinct seasonal pattern as sales and revenue from our income tax preparation products and services are typically heavily concentrated in the period from November through April. This seasonal pattern typically results in higher net revenues during our second and third quarters ending January 31 and April 30, respectively.

Significant Accounting Policies
We described our significant accounting policies in Note 1 to the financial statements in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2024. There have been no changes to our significant accounting policies during the first three months of fiscal 2025.

Intuit Q1 Fiscal 2025 Form 10-Q	10

Use of Estimates
In preparing our condensed consolidated financial statements in accordance with U.S. generally accepted accounting principles (GAAP), we make certain judgments, estimates, and assumptions that affect the amounts reported in our financial statements and the disclosures made in the accompanying notes. For example, we use judgments and estimates in determining how revenue should be recognized. These judgments and estimates include identifying performance obligations, determining if the performance obligations are distinct, determining the standalone sales price (SSP) and timing of revenue recognition for each distinct performance obligation, and estimating variable consideration to be included in the transaction price. We use estimates in determining the collectibility of accounts receivable and notes receivable held for investment, the appropriate levels of various accruals including accruals for litigation contingencies, the discount rate used to calculate lease liabilities, the amount of our worldwide tax provision, the realizability of deferred tax assets, the credit losses of available-for-sale debt securities, reserves for losses, the fair value of assets acquired and liabilities assumed for business combinations, and the fair value of notes receivable held for sale. We also use estimates in determining the remaining economic lives and fair values of acquired intangible assets, property and equipment, and other long-lived assets. In addition, we use assumptions to estimate the fair value of reporting units and share-based compensation. Despite our intention to establish accurate estimates and use reasonable assumptions, actual results may differ from our estimates.

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

Intuit Q1 Fiscal 2025 Form 10-Q	11

The following table presents the composition of shares used in the computation of basic and diluted net income per share for the periods indicated.

	Three Months Ended
(In millions, except per share amounts)	October 31, 2024	October 31, 2023
Numerator:
Net income	$197	$241

Denominator:
Shares used in basic per share amounts:
Weighted-average common shares outstanding	280	280

Shares used in diluted per share amounts:
Weighted-average common shares outstanding	280	280
Dilutive common equivalent shares from stock options and restricted awards	3	3
Dilutive weighted-average common shares outstanding	283	283

Basic and diluted net income per share:
Basic net income per share	$0.70	$0.86

Diluted net income per share	$0.70	$0.85

Shares excluded from diluted net income per share:
Weighted-average stock options and restricted stock units that have been excluded from dilutive common equivalent shares outstanding due to their anti-dilutive effect	—	1

Deferred Revenue
We record deferred revenue when we have entered into a contract with a customer, and cash payments are received or due prior to transfer of control or satisfaction of the related performance obligation. During the three months ended October 31, 2024, we recognized revenue of $524 million that was included in deferred revenue at July 31, 2024. During the three months ended October 31, 2023, we recognized revenue of $638 million that was included in deferred revenue at July 31, 2023.
Our performance obligations are generally satisfied within 12 months of the initial contract date. As of October 31, 2024 and July 31, 2024, the deferred revenue balance related to performance obligations that will be satisfied after 12 months was $3 million and $4 million, respectively, and is included in other long-term obligations on our condensed consolidated balance sheets.

Concentration of Credit Risk and Significant Customers
No customer accounted for 10% or more of total net revenue in the three months ended October 31, 2024 or October 31, 2023. No customer accounted for 10% or more of gross accounts receivable at October 31, 2024 or July 31, 2024.

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

Intuit Q1 Fiscal 2025 Form 10-Q	12

2024, which means that it will be effective for us for the fiscal year ending July 31, 2026. Early adoption is permitted on either a prospective or retrospective basis. We are currently evaluating the impact of adopting ASU 2023-09 on our consolidated financial statements and related disclosures.
Income Statement - Expense Disaggregation - In November 2024, the FASB issued ASU 2024-03, "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures." This standard requires entities to disaggregate operating expenses into specific categories such as employee compensation, depreciation, and intangible asset amortization, by relevant expense caption on the statement of operations. The standard is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, which means that it will be effective for our annual reporting for the fiscal year ending July 31, 2028 and for interim period reporting beginning in fiscal 2029. Early adoption is permitted on either a prospective or retrospective basis. We are currently evaluating the impact of adopting ASU 2024-03 on our consolidated financial statements and related disclosures.

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

	October 31, 2024			July 31, 2024
(In millions)	Level 1	Level 2	Total Fair Value	Level 1	Level 2	Total Fair Value
Assets:
Cash equivalents, primarily money market funds	$1,832	$—	$1,832	$2,538	$—	$2,538
Available-for-sale debt securities:
Corporate notes	—	488	488	—	456	456
U.S. agency securities	—	148	148	—	159	159
Total available-for-sale debt securities	—	636	636	—	615	615
Total assets measured at fair value on a recurring basis	$1,832	$636	$2,468	$2,538	$615	$3,153

Intuit Q1 Fiscal 2025 Form 10-Q	13

The following table summarizes our cash equivalents and available-for-sale debt securities by balance sheet classification and level in the fair value hierarchy at the dates indicated.

	October 31, 2024			July 31, 2024
(In millions)	Level 1	Level 2	Total Fair Value	Level 1	Level 2	Total Fair Value
Cash equivalents:
In cash and cash equivalents	$1,832	$—	$1,832	$2,538	$—	$2,538
Available-for-sale debt securities:
In investments	$—	$486	$486	$—	$465	$465
In funds receivable and amounts held for customers	—	150	150	—	150	150
Total available-for-sale debt securities	$—	$636	$636	$—	$615	$615
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
Financial assets whose fair values we measure using Level 3 inputs consist of notes receivable held for sale. These loans are recorded at the lower of cost or fair value. As of October 31, 2024 and July 31, 2024, total notes receivable held for sale were not material and the difference between amortized cost and fair value was not material.
Financial liabilities whose fair values we measure using Level 2 inputs consist of senior unsecured notes. We measure the fair value of our senior unsecured notes based on their trading prices and the interest rates we could obtain for other borrowings with similar terms. At each of the reporting periods ended October 31, 2024 and July 31, 2024, the total estimated fair value of the senior unsecured notes was $5.5 billion. At each of the reporting periods ended October 31, 2024 and July 31, 2024, the carrying value of the senior unsecured notes was $5.5 billion. See Note 6, “Debt,” for more information.
There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the three months ended October 31, 2024.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
Long-term investments primarily include non-marketable equity securities in privately-held companies that do not have a readily determinable fair value. They are accounted for at cost and adjusted based on observable price changes from orderly transactions for identical or similar investments of the same issuer or impairment. These investments are classified as Level 3 in the fair value hierarchy because we estimate the value of these investments using a valuation method based on observable transaction price changes at the transaction date. We recognized no upward adjustments during the three months ended October 31, 2024 and October 31, 2023. Downward adjustments recognized during the three months ended October 31, 2024 amounted to $42 million. We recognized no downward adjustments during the three months ended October 31, 2023. Cumulative upward adjustments amounted to $75 million, and cumulative downward adjustments, including impairments, amounted to $55 million through October 31, 2024 for measurement alternative investments held as of October 31, 2024. The carrying value of long-term investments on our condensed consolidated balance sheets was $90 million and $131 million at October 31, 2024 and July 31, 2024, respectively.

3. Cash and Cash Equivalents, Investments, and Funds Receivable and Amounts Held for Customers
We consider highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. In all periods presented, cash equivalents consist primarily of money market funds. Investments consist primarily of investment-grade available-for-sale debt securities. Funds receivable and amounts held for customers represent funds receivable from third-party payment processors for customer transactions, funds in-transit to our customers, and funds held on behalf of our customers that are invested in cash and cash equivalents and investment-grade available-for-sale securities, restricted for use solely for the purpose of satisfying amounts we owe on behalf of our customers. Our obligations with respect to funds we transmit on behalf of our customers are satisfied when the funds are settled in the customers' accounts. These obligations, including funds in-transit to our customers, are reflected in funds payable and amounts due to customers in the accompanying condensed consolidated balance sheets.

Intuit Q1 Fiscal 2025 Form 10-Q	14

Except for direct obligations of the U.S. government, securities issued by agencies of the U.S. government, and money market funds, we diversify our investments in debt securities by limiting our holdings with any individual issuer.
The following table summarizes our cash and cash equivalents, investments, and funds receivable and amounts held for customers by balance sheet classification at the dates indicated.

	October 31, 2024		July 31, 2024
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Classification on condensed consolidated balance sheets:
Cash and cash equivalents	$2,872	$2,872	$3,609	$3,609
Investments	486	486	465	465
Funds receivable and amounts held for customers	5,606	5,606	3,921	3,921
Total cash and cash equivalents, investments, and funds receivable and amounts held for customers	$8,964	$8,964	$7,995	$7,995
The following table summarizes our cash and cash equivalents, investments, and relevant portion of funds receivable and amounts held for customers by investment category at the dates indicated. As of October 31, 2024 and July 31, 2024, this excludes $294 million and $281 million, respectively, of funds receivable on our condensed consolidated balance sheets in funds receivable and amounts held for customers that were not measured and recorded at fair value.

	October 31, 2024		July 31, 2024
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Type of issue:
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$8,034	$8,034	$7,099	$7,099
Available-for-sale debt securities:
Corporate notes	488	488	456	456
U.S. agency securities	148	148	159	159
Total available-for-sale debt securities	636	636	615	615
Total cash, cash equivalents, restricted cash, restricted cash equivalents, and investments	$8,670	$8,670	$7,714	$7,714
We use the specific identification method to compute gains and losses on investments. We include realized gains and losses on our available-for-sale debt securities in interest and other income, net in our condensed consolidated statements of operations. Gross realized gains and losses on our available-for-sale debt securities for the three months ended October 31, 2024 and October 31, 2023 were not material.
We accumulate unrealized gains and losses on our available-for-sale debt securities, net of tax, in accumulated other comprehensive income or loss in the stockholders’ equity section of our condensed consolidated balance sheets, except for certain unrealized losses described below. Gross unrealized gains and losses on our available-for-sale debt securities at October 31, 2024 and July 31, 2024 were not material.
For available-for-sale debt securities in an unrealized loss position, we determine whether a credit loss exists. The estimate of the credit loss is determined by considering available information relevant to the collectibility of the security and information about past events, current conditions, and reasonable and supportable forecasts. The allowance for credit loss is recorded to interest and other income, net in our condensed consolidated statements of operations, not to exceed the amount of the unrealized loss. Any excess unrealized loss greater than the allowance for credit loss at a security level is recognized in accumulated other comprehensive income or loss in the stockholders' equity section of our condensed consolidated balance sheets. We determined there were no credit losses related to available-for-sale debt securities as of October 31, 2024. Unrealized losses on available-for-sale debt securities at October 31, 2024 were not material. We do not intend to sell these investments. In addition, it is more likely than not that we will not be required to sell them before recovery of the amortized cost basis, which may be at maturity.

Intuit Q1 Fiscal 2025 Form 10-Q	15

The following table summarizes our available-for-sale debt securities, included in investments and relevant portion of funds receivable and amounts held for customers, classified by the stated maturity date of the security at the dates indicated.

	October 31, 2024		July 31, 2024
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$541	$541	$517	$516
Due within two years	40	40	55	56
Due within three years	55	55	43	43
Due after three years	—	—	—	—
Total available-for-sale debt securities	$636	$636	$615	$615

The following table summarizes our funds receivable and amounts held for customers by asset category at the dates indicated.

(In millions)	October 31, 2024	July 31, 2024
Restricted cash and restricted cash equivalents	$5,162	$3,490
Restricted available-for-sale debt securities and funds receivable	444	431
Total funds receivable and amounts held for customers	$5,606	$3,921

(In millions)	October 31, 2023	July 31, 2023
Restricted cash and restricted cash equivalents	$2,063	$4
Restricted available-for-sale debt securities and funds receivable	462	416
Total funds receivable and amounts held for customers	$2,525	$420

4. Notes Receivable and Allowances for Credit Losses
As of October 31, 2024, our notes receivable portfolio consisted of notes receivable held for investment, including term loans to small businesses and refund advance loans to consumers, and notes receivable held for sale, including term loans to small businesses. We classify loans as notes receivable held for investment when we have both the intent and ability to hold until maturity or payoff. We classify loans as notes receivable held for sale when we have the intent and ability to sell substantially all of our rights, title, and interests in these qualified loans to a third-party investor. A loan that is initially designated as held for sale or held for investment may be reclassified when our intent for that loan changes. When a loan held for investment is reclassified to held for sale and recorded at the lower of amortized cost or fair value, the related allowance for credit loss for that loan is released, and any adjustment to record the loan at the lower of amortized cost or fair value is recorded.

Notes Receivable Held for Investment
Term loans to small businesses. We provide financing to small businesses via term loans that we originate directly or through an originating bank partner. During the three months ended October 31, 2024 and October 31, 2023, we purchased term loans from our originating bank partner with principal balances in the amount of $650 million and $279 million, respectively. As of October 31, 2024, we had commitments to purchase $22 million in term loans that were originated on or prior to October 31, 2024.
The term loans are not secured and are recorded at amortized cost, which includes unpaid principal balances, deferred origination costs, and any related discount or premium, net of allowances for credit losses. As of October 31, 2024 and July 31, 2024, the net notes receivable balance for term loans to small businesses was $1.0 billion and $912 million, respectively. The current portion is included in notes receivable held for investment and the long-term portion is included in other assets on our condensed consolidated balance sheets.
We maintain an allowance for credit losses on loans held for investment to reserve for lifetime expected credit losses in the loan portfolio. The allowance for credit losses is determined based on our current estimate of lifetime expected credit losses, historical credit losses, estimates of recoveries, and future expectations as of each balance sheet date. We evaluate the creditworthiness of our term loan portfolio on a pooled basis due to its composition of loans with similar general credit risk and characteristics. The allowance is subjective and requires management estimates, including such factors as known and inherent risks in the loan portfolio, historical losses, adverse situations that may affect borrowers' ability to repay and current and forecasted economic conditions. Expected credit losses are measured based on a loss forecasting model and calculated by applying loss curves derived from loan level risk segment and term mixes, aggregated at monthly loan vintages. Loss curves are estimated based on a combination of empirical loss curve data and management judgment. The methodologies are updated periodically to reflect factors such as actual loan performance and changes in assumptions based on their risk characteristics. We use empirical data and management judgment to estimate losses for new credit tests or products for which

Intuit Q1 Fiscal 2025 Form 10-Q	16

we do not have enough history. When available information confirms that the specific loans or portions thereof are uncollectible, identified amounts are charged off against the allowance for credit losses. Loans are charged off in accordance with our charge-off policy, as the contractual principal becomes 120 days past due or meets other charge-off policy requirements. Subsequent recoveries of the unpaid principal balance, if any, are credited to the allowance for credit losses. As of October 31, 2024 and July 31, 2024, the allowances for credit losses were not material. During the three months ended October 31, 2024 and October 31, 2023, the amount of charge-offs recorded and the amount of recoveries on term loans to small businesses were not material.
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
Interest revenue is earned on term loans originated and purchased and held for investment in accordance with the specified period of time and defined interest rate noted in the loan contract. Interest revenue is recorded net of amortized deferred origination fees and costs, and loan discounts, and is included in service revenue in our condensed consolidated statements of operations. Interest revenue was not material for all periods presented.
Refund Advance Loans. Refund advance loans are loans available to eligible TurboTax customers based on a customer's anticipated income tax refund, at no cost to the customer. The loans are repaid from the customer's income tax refund, which is generally received within three to four weeks after acceptance of the customer's income tax return by the Internal Revenue Service (IRS). We partner with a third-party issuing bank to originate the loans and subsequently purchase full participating interests in those loans. The refund advance loans are not secured and are recorded at amortized cost, net of an allowance for credit losses. As of October 31, 2024 and July 31, 2024, the net notes receivable balances for refund advance loans were not material. We maintain an allowance for credit losses to reserve for potentially uncollectible loans. We estimate the allowance based on expected funding of refunds by the IRS using historical trends. When we determine that any amounts are uncollectible, we write them off against the allowance. As of October 31, 2024 and July 31, 2024, the allowances for credit losses on refund advance loans were not material.

Notes Receivable Held for Sale
Term loans to small businesses. In August 2023, we entered into a forward flow arrangement with an institutional investor, which has since been amended, most recently in September 2024. Pursuant to this amended arrangement, we have a commitment to sell to the institutional investor a minimum of approximately $8 million monthly and $350 million cumulatively in participation interests in unsecured term loans to small businesses over four years, subject to certain eligibility criteria. As of October 31, 2024, we have met the cumulative commitment to sell term loans under this arrangement, and the remaining monthly commitment totals $248 million through July 31, 2027.
Notes receivable held for sale are recorded at the lower of amortized cost or fair value determined on an individual loan basis. We recognize a gain or loss on sale of loans sold to third parties by calculating the difference between the proceeds received and the carrying value of the loans sold. As of October 31, 2024 and July 31, 2024, the balances of notes receivables held for sale were $10 million and $3 million, respectively, and are included in notes receivable held for sale on our condensed consolidated balance sheets. Total sales of term loans during the three months ended October 31, 2024 and October 31, 2023 amounted to $106 million and $35 million, respectively. For the three months ended October 31, 2024 and October 31, 2023, gains on sales of loans were not material.

Intuit Q1 Fiscal 2025 Form 10-Q	17

5. Acquired Intangible Assets
The following table shows the cost, accumulated amortization, and weighted-average life in years for our acquired intangible assets at the dates indicated. The weighted-average lives are calculated for assets that are not fully amortized.

(Dollars in millions)	Customer Lists / User Relationships	Purchased Technology	Trade Names and Logos	Total

At October 31, 2024:
Cost	$6,195	$1,648	$680	$8,523
Accumulated amortization	(1,712)	(942)	(207)	(2,861)
Acquired intangible assets, net	$4,483	$706	$473	$5,662
Weighted-average life in years	14	8	13	13

At July 31, 2024:
Cost	$6,196	$1,648	$680	$8,524
Accumulated amortization	(1,605)	(905)	(194)	(2,704)
Acquired intangible assets, net	$4,591	$743	$486	$5,820
Weighted-average life in years	14	8	13	13
The following table shows the expected future amortization expense for our acquired intangible assets at October 31, 2024. Amortization of purchased technology is charged to amortization of acquired technology in our condensed consolidated statements of operations. Amortization of other acquired intangible assets, such as customer lists, is charged to amortization of other acquired intangible assets in our condensed consolidated statements of operations. If impairment events occur, they could accelerate the timing of acquired intangible asset charges.

(In millions)	Expected Future Amortization Expense
Fiscal year ending July 31,
2025 (excluding the three months ended October 31, 2024)	$472
2026	627
2027	602
2028	586
2029	581
Thereafter	2,794
Total expected future amortization expense	$5,662

Intuit Q1 Fiscal 2025 Form 10-Q	18

6. Debt
The carrying value of our debt was as follows at the dates indicated:

(Dollars in millions)	October 31, 2024	July 31, 2024	Effective Interest Rate
Senior unsecured notes issued June 2020:
0.950% notes due July 2025	$500	$500	1.127%
1.350% notes due July 2027	500	500	1.486%
1.650% notes due July 2030	500	500	1.767%
Senior unsecured notes issued September 2023:
5.250% notes due September 2026	750	750	5.325%
5.125% notes due September 2028	750	750	5.258%
5.200% notes due September 2033	1,250	1,250	5.312%
5.500% notes due September 2053	1,250	1,250	5.576%
Secured revolving credit facilities	670	585
Total principal balance of debt	6,170	6,085
Unamortized discount and debt issuance costs	(46)	(47)
Net carrying value of debt	$6,124	$6,038

Short-term debt	$499	$499
Long-term debt	$5,625	$5,539
Future principal payments for debt at October 31, 2024 were as shown in the table below.

(In millions)	Future Principal Payments
Fiscal year ending July 31,
2025 (excluding the three months ended October 31, 2024)	$500
2026	—
2027	1,550
2028	—
2029	1,120
Thereafter	3,000
Total future principal payments for debt	$6,170

Senior Unsecured Notes
2020 Notes. In June 2020, we issued four series of senior unsecured notes (together, the 2020 Notes) pursuant to a public debt offering. The proceeds from the issuance were $1.98 billion, net of debt discount of $2 million and debt issuance costs of $15 million. As of October 31, 2024, $1.5 billion of the 2020 Notes remained outstanding.
Interest is payable semiannually on January 15 and July 15 of each year. The discount and debt issuance costs are amortized to interest expense over the term of the 2020 Notes under the effective interest method. We paid no interest on the 2020 Notes during either of the three months ended October 31, 2024 and 2023.
The 2020 Notes are senior unsecured obligations of Intuit and rank equally with all existing and future unsecured and unsubordinated indebtedness of Intuit and are redeemable by us at any time, subject to a make-whole premium. Upon the occurrence of change of control transactions that are accompanied by certain downgrades in the credit ratings of the 2020 Notes, we will be required to repurchase the 2020 Notes at a repurchase price equal to 101% of the aggregate outstanding principal plus any accrued and unpaid interest to but not including the date of repurchase. The indenture governing the 2020 Notes requires us to comply with certain covenants. For example, the 2020 Notes limit our ability to create certain liens and enter into sale and leaseback transactions. As of October 31, 2024, we were compliant with all covenants governing the 2020 Notes.

Intuit Q1 Fiscal 2025 Form 10-Q	19

2023 Notes. In September 2023, we issued four series of senior unsecured notes (together, the 2023 Notes) pursuant to a public debt offering. The proceeds from the issuance were $3.96 billion, net of debt discount of $20 million and debt issuance costs of $24 million, and were used, together with operating cash, to repay the outstanding balance on our unsecured term loan. As of October 31, 2024, $4.0 billion of the 2023 Notes remained outstanding.
Interest is payable semiannually on March 15 and September 15 of each year. The discount and debt issuance costs are amortized to interest expense over the term of the 2023 Notes under the effective interest method. We paid $106 million in interest on the 2023 Notes during the three months ended October 31, 2024, and no interest during the three months ended October 31, 2023.
The 2023 Notes are senior unsecured obligations of Intuit and rank equally with all existing and future unsecured and unsubordinated indebtedness of Intuit and are redeemable by us at any time, subject to a make-whole premium. The indenture governing the 2023 Notes requires us to comply with certain covenants. For example, the 2023 Notes limit our ability to create certain liens and enter into sale and leaseback transactions. As of October 31, 2024, we were compliant with all covenants governing the 2023 Notes.

Unsecured Credit Facilities
2024 Credit Facility. On February 5, 2024, we terminated our amended and restated credit agreement dated November 1, 2021 (2021 Credit Facility), and entered into a credit agreement with certain lenders providing for a $1.5 billion unsecured revolving credit facility that expires on February 5, 2029 (2024 Credit Facility).
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
The 2024 Credit Facility includes customary affirmative and negative covenants, including a financial covenant that requires us to maintain a ratio of total gross debt to earnings before interest, taxes, depreciation and amortization (EBITDA), as defined in the agreement, of not greater than 4.00 to 1.00 as measured on a rolling twelve month basis as of the last day of each fiscal quarter. As of October 31, 2024, we were compliant with all covenants governing the 2024 Credit Facility. At October 31, 2024, no amounts were outstanding under the 2024 Credit Facility. We paid no interest on the 2024 Credit Facility during the three months ended October 31, 2024.

Secured Revolving Credit Facilities
2019 Secured Facility. On February 19, 2019, a subsidiary of Intuit entered into a secured revolving credit facility with a lender to fund a portion of our loans to qualified small businesses (the 2019 Secured Facility). The 2019 Secured Facility is secured by cash and receivables of the subsidiary and is non-recourse to Intuit Inc. We have entered into several amendments to this facility, most recently on September 5, 2024. These amendments primarily increase the facility limit, extend the commitment term and final maturity date, and update the benchmark interest rate. Under the amended 2019 Secured Facility, the facility limit is $500 million, of which $300 million is committed and $200 million is uncommitted. Advances accrue interest at adjusted daily simple SOFR plus 1.25%. Unused portions of the committed credit facility accrue interest at a rate ranging from 0.25% to 0.75%, depending on the total unused committed balance. The commitment term is through August 31, 2027, and the final maturity date is August 31, 2028. The agreement includes certain affirmative and negative covenants, including financial covenants that require the subsidiary to maintain specified financial ratios. As of October 31, 2024, we were compliant with all covenants governing the 2019 Secured Facility. At October 31, 2024, $370 million was outstanding under the 2019 Secured Facility and the weighted-average interest rate was 6.25%, which includes the interest on the unused committed portion. The outstanding balance is secured by cash and receivables of the subsidiary totaling $1.3 billion as of October 31, 2024. Interest on the 2019 Secured Facility is payable monthly. We paid $5 million in interest on the 2019 Secured Facility during each of the three months ended October 31, 2024 and 2023.

Intuit Q1 Fiscal 2025 Form 10-Q	20

2022 Secured Facility. On October 12, 2022, another subsidiary of Intuit entered into a secured revolving credit facility with a lender to fund a portion of our loans to qualified small businesses (the 2022 Secured Facility). The 2022 Secured Facility is secured by cash and receivables of the subsidiary and is non-recourse to Intuit Inc. We have entered into several amendments to this facility, most recently on April 30, 2024. These amendments primarily extend the commitment term and final maturity date and increase the commitment amount. Under the amended 2022 Secured Facility, the facility limit is $500 million, of which $300 million is committed and $200 million is uncommitted. Advances accrue interest at SOFR plus 1.3%. Unused portions of the committed credit facility accrue interest at a rate ranging from 0.2% to 0.4%, depending on the total unused committed balance. The commitment term is through April 30, 2026, and the final maturity date is April 30, 2027. The agreement includes certain affirmative and negative covenants, including financial covenants that require the subsidiary to maintain specified financial ratios. As of October 31, 2024, we were compliant with all covenants governing the 2022 Secured Facility. At October 31, 2024, $300 million was outstanding under the 2022 Secured Facility and the weighted-average interest rate was 6.2%, which includes the interest on the unused committed portion. The outstanding balance is secured by cash and receivables of the subsidiary totaling $881 million as of October 31, 2024. Interest on the 2022 Secured Facility is payable monthly. We paid $5 million and $2 million in interest on the 2022 Secured Facility during the three months ended October 31, 2024 and 2023, respectively.

Commercial Paper Program
In June 2024, we established a $1.5 billion commercial paper program under which we may issue and sell unsecured short-term promissory notes (commercial paper). The maturities of the commercial paper may vary up to 397 days from the date of issuance. At each of the reporting periods ended October 31, 2024 and July 31, 2024, no amounts were outstanding under this program.

7. Other Liabilities and Commitments

Other Current Liabilities
Other current liabilities were as follows at the dates indicated:

(In millions)	October 31, 2024	July 31, 2024
Executive deferred compensation plan liabilities	$229	$207
Current portion of operating lease liabilities	65	71
Sales, property, and other taxes	52	47
Reserve for returns, credits, and promotional discounts	37	40
Interest payable	37	84
Other	116	100
Total other current liabilities	$536	$549
The balances of several of our other current liabilities, particularly our reserves for returns, credits, and promotional discounts, are affected by the seasonality of our business. See Note 1, “Description of Business and Summary of Significant Accounting Policies – Seasonality,” for more information.

Other Long-Term Obligations
Other long-term obligations were as follows at the dates indicated:

(In millions)	October 31, 2024	July 31, 2024
Income tax liabilities	$159	$157
Dividends payable	18	19
Deferred income tax liabilities	11	3
Deferred revenue	3	4
Other	30	25
Total other long-term obligations	$221	$208

Unconditional Purchase Obligations
We describe our unconditional purchase obligations in Note 9 to the financial statements in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2024. There were no significant changes outside the ordinary course of business in our purchase obligations during the three months ended October 31, 2024.

Intuit Q1 Fiscal 2025 Form 10-Q	21

8. Leases
We lease office facilities under non-cancellable operating lease arrangements. Our facility leases generally provide for periodic rent increases and may contain escalation clauses and renewal options. Our leases have remaining lease terms of up to 17 years, which include options to extend that are reasonably certain of being exercised. Some of our leases include one or more options to extend the lease for up to 7 years per option, which we are not reasonably certain to exercise. The options to extend are generally at rates to be determined in accordance with the agreements. Options to extend the lease are included in the lease liability if they are reasonably certain of being exercised.
We sublease certain office facilities to third parties. These subleases have remaining lease terms of up to 6 years, one of which includes an option to extend the sublease for up to 5 years.
The components of lease expense were as follows:

	Three Months Ended
(In millions)	October 31, 2024	October 31, 2023
Operating lease cost (1)	$29	$26
Variable lease cost	5	6
Sublease income	(3)	(3)
Total net lease cost	$31	$29
(1)    Includes short-term leases, which were not material for each of the three months ended October 31, 2024 and 2023.
Supplemental cash flow information related to operating leases was as follows:

	Three Months Ended
(In millions)	October 31, 2024	October 31, 2023
Cash paid for amounts included in the measurement of operating lease liabilities	$27	$25
Right-of-use assets obtained in exchange for operating lease liabilities	$150	$14
Other information related to operating leases was as follows at the dates indicated:

	October 31, 2024	July 31, 2024
Weighted-average remaining lease term for operating leases	8.3 years	7.7 years
Weighted-average discount rate for operating leases	3.7%	3.3%

Future minimum lease payments under non-cancellable operating leases as of October 31, 2024 were as follows:

(In millions)	Operating Leases (1)
Fiscal year ending July 31,
2025 (excluding the three months ended October 31, 2024)	$59
2026	97
2027	95
2028	88
2029	91
Thereafter	347
Total future minimum lease payments	777
Less imputed interest	(120)
Present value of lease liabilities	$657
(1)    Non-cancellable sublease proceeds for the remainder of the fiscal year ending July 31, 2025 and the fiscal years ending July 31, 2026, 2027, 2028, 2029, and thereafter of $4 million, $3 million, $3 million, $2 million, $2 million, and $2 million, respectively, are not included in the table above.

Intuit Q1 Fiscal 2025 Form 10-Q	22

Supplemental balance sheet information related to operating leases was as follows at the dates indicated:

(In millions)	October 31, 2024	July 31, 2024

Operating lease right-of-use assets	$538	$411

Other current liabilities	$65	$71
Operating lease liabilities	592	458
Total operating lease liabilities	$657	$529
As of October 31, 2024, we have an additional operating lease of $101 million for office facilities that has not yet commenced and therefore is not reflected on the condensed consolidated balance sheets nor in the tables above. This lease is expected to commence in fiscal year 2025 with a lease term of 10 years.

9. Income Taxes

Effective Tax Rate
We compute our provision for or benefit from income taxes by applying the estimated annual effective tax rate to income or loss from recurring operations and adding the effects of any discrete income tax items specific to the period.
We recognized excess tax benefits on share-based compensation of $28 million in our provision for income taxes for each of the three months ended October 31, 2024 and 2023.
Our effective tax rate for the three months ended October 31, 2024 was approximately 8%. Excluding discrete tax items primarily related to share-based compensation, our effective tax rate was approximately 24%. The difference from the federal statutory rate of 21% was primarily due to state income taxes and non-deductible share-based compensation, which were partially offset by the tax benefit we received from the federal research and experimentation credit.
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

Unrecognized Tax Benefits and Other Considerations
The total amount of our unrecognized tax benefits at July 31, 2024 was $327 million. If we were to recognize these net benefits, our income tax expense would reflect a favorable net impact of $210 million. There were no material changes to these amounts during the three months ended October 31, 2024. We do not believe that it is reasonably possible that there will be a significant increase or decrease in our unrecognized tax benefits over the next 12 months.
We offset a $66 million long-term liability for uncertain tax positions against our long-term income tax receivable at each of the reporting periods ended October 31, 2024 and July 31, 2024. The long-term income tax receivable at October 31, 2024 and July 31, 2024 was primarily related to the government’s approval of a method of accounting change request for fiscal 2018.

10. Stockholders’ Equity

Stock Repurchase Programs and Treasury Shares
Intuit’s Board of Directors has authorized a series of common stock repurchase programs. Shares of common stock repurchased under these programs become treasury shares. During the three months ended October 31, 2024, we repurchased a total of 915,000 shares for $570 million under these programs. Included in this amount were $12 million of repurchases, which occurred in late October 2024 and settled in early November 2024. On August 20, 2024, our Board of Directors approved an increase in the authorization under the existing stock repurchase program under which we are authorized to repurchase up to an additional $3 billion of our common stock. At October 31, 2024, we had authorization from our Board of Directors for up to $4.3 billion in stock repurchases. Future stock repurchases under the current program are at

Intuit Q1 Fiscal 2025 Form 10-Q	23

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

Dividends on Common Stock
During the three months ended October 31, 2024, we declared quarterly cash dividends that totaled $1.04 per share of outstanding common stock for a total of $295 million. In November 2024, our Board of Directors declared a quarterly cash dividend of $1.04 per share of outstanding common stock payable on January 17, 2025 to stockholders of record at the close of business on January 9, 2025. Future declarations of dividends and the establishment of future record dates and payment dates are subject to the final determination of our Board of Directors.

Share-Based Compensation Expense
The following table summarizes the total share-based compensation expense that we recorded in operating income for the periods shown.

	Three Months Ended
(In millions)	October 31, 2024	October 31, 2023
Cost of revenue	$111	$101
Selling and marketing	137	123
Research and development	161	161
General and administrative	102	110
Total share-based compensation expense	$511	$495

Share-Based Awards Available for Grant
A summary of share-based awards available for grant under our plans for the three months ended October 31, 2024 was as follows:

(Shares in thousands)	Shares Available for Grant
Balance at July 31, 2024	27,317
Restricted stock units granted (1)	(906)
Options granted	—
Share-based awards canceled/forfeited/expired (1) (2)	2,622
Balance at October 31, 2024	29,033
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

Intuit Q1 Fiscal 2025 Form 10-Q	24

Restricted Stock Unit and Restricted Stock Activity
A summary of RSU and restricted stock activity for the three months ended October 31, 2024 was as follows:

(Shares in thousands)	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested at July 31, 2024	10,924	$496.64
Granted	394	636.48
Vested	(895)	483.74
Forfeited	(746)	416.46
Nonvested at October 31, 2024	9,677	$509.71
At October 31, 2024, there was approximately $4.5 billion of unrecognized compensation cost related to non-vested RSUs and restricted stock with a weighted-average vesting period of 2.9 years. We adjust unrecognized compensation cost for actual forfeitures as they occur.

Stock Option Activity
A summary of stock option activity for the three months ended October 31, 2024 was as follows:

	Options Outstanding
(Shares in thousands)	Number of Shares	Weighted- Average Exercise Price Per Share
Balance at July 31, 2024	1,772	$449.66
Granted	—	—
Exercised	(122)	370.42
Canceled or expired	(19)	486.49
Balance at October 31, 2024	1,631	$455.16

Exercisable at October 31, 2024	880	$379.88
At October 31, 2024, there was approximately $117 million of unrecognized compensation cost related to non-vested stock options with a weighted-average vesting period of 3.0 years. We will adjust unrecognized compensation cost for actual forfeitures as they occur.

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

Intuit Q1 Fiscal 2025 Form 10-Q	25

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
On August 1, 2024, we reorganized certain technology and customer success functions in our Global Business Solutions, Consumer, and ProTax segments that support and benefit our overall platform and are managed at that level rather than at the segment level. As a result of these reorganizations, costs associated with these functions are no longer included in segment operating income and are now included in other corporate expenses. For the three months ended October 31, 2023, we reclassified expenses totaling $332 million from Global Business Solutions, $65 million from Consumer, and $8 million from ProTax to other corporate expenses to conform to the current presentation.

Global Business Solutions: This segment serves small and mid-market businesses around the world, and the accounting professionals who assist and advise them. Our QuickBooks offerings include financial and business management online services and desktop software, payroll solutions, time tracking, merchant payment processing and bill pay solutions, checking accounts through an FDIC member bank partner, and financing for small and mid-market businesses. Our Mailchimp offerings include marketing automation and customer relationship management.
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

All of our segments operate primarily in the U.S. and sell primarily to customers in the U.S. Total international net revenue was approximately 10% of consolidated net revenue for each of the three months ended October 31, 2024 and 2023.
We include expenses such as corporate selling and marketing, general and administrative, and non-employment related legal and litigation settlement costs, which are not allocated to specific segments, in unallocated corporate items as part of other

Intuit Q1 Fiscal 2025 Form 10-Q	26

corporate expenses. As part of our platform strategy, we also include customer success and product development for our Global Business Solutions, Consumer, and ProTax segments in unallocated corporate items as we do not allocate these expenses to the segments because they are managed at the platform level. Customer success includes the costs of tax and bookkeeping experts that support our TurboTax Live and QuickBooks Live offerings. For our Credit Karma reportable segment, segment expenses include certain direct expenses related to selling and marketing, product development, and general and administrative. Unallocated corporate items for all segments include share-based compensation, amortization of acquired technology, amortization of other acquired intangible assets, goodwill and intangible asset impairment charges, professional fees and transaction charges related to business combinations, and restructuring charges.
The accounting policies of our reportable segments are the same as those described in the summary of significant accounting policies in Note 1 to the financial statements in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2024 and in Note 1, "Description of Business and Summary of Significant Accounting Policies – Significant Accounting Policies" in this Quarterly Report on Form 10-Q. Except for goodwill and acquired intangible assets, we do not generally track assets by reportable segment and, consequently, we do not disclose total assets by reportable segment.
The following table shows our financial results by reportable segment for the periods indicated.

	Three Months Ended
(In millions)	October 31, 2024	October 31, 2023
Net revenue:
Global Business Solutions	$2,544	$2,344
Consumer	176	187
Credit Karma	524	405
ProTax	39	42
Total net revenue	$3,283	$2,978

Operating income:
Global Business Solutions	$1,999	$1,824
Consumer	76	132
Credit Karma	180	106
ProTax	20	22
Total segment operating income	2,275	2,084
Unallocated corporate items:
Share-based compensation expense	(511)	(495)
Other corporate expenses	(1,327)	(1,124)
Amortization of acquired technology	(37)	(38)
Amortization of other acquired intangible assets	(120)	(120)
Restructuring	(9)	—
Total unallocated corporate items	(2,004)	(1,777)
Total operating income	$271	$307

Intuit Q1 Fiscal 2025 Form 10-Q	27

Revenue classified by significant service and product offerings was as follows:

	Three Months Ended
(In millions)	October 31, 2024	October 31, 2023
Net revenue:
QuickBooks Online Accounting	$965	$798
Online Services	978	820
Total Online Ecosystem	1,943	1,618
QuickBooks Desktop Accounting	296	376
Desktop Services and Supplies	305	350
Total Desktop Ecosystem	601	726
Global Business Solutions	2,544	2,344
Consumer	176	187
Credit Karma	524	405
ProTax	39	42
Total net revenue	$3,283	$2,978

13. Restructuring
In July 2024, our management approved, committed to, and initiated a plan of reorganization (the Plan) focused on reallocating resources to our key growth areas. The Plan includes the exit of employees and the closing of real estate sites in certain markets in service to growing technology teams and capabilities in strategic locations. The actions associated with the Plan were substantially complete in the first quarter of fiscal 2025. Total restructuring costs associated with the Plan are estimated to be approximately $237 million. During the three months ended October 31, 2024, we recorded a $9 million charge in connection with the Plan. This charge is primarily related to severance, employee benefits, and site closure costs and is recorded to restructuring in our condensed consolidated statements of operations. Any changes to the estimates of executing the Plan will be reflected in future results of operations.
The following table summarizes the activity for the Plan.

(In millions)	Accrued July 31, 2024	Additional Costs/ Adjustments	Cash Payments	Non-Cash Items	Accrued October 31, 2024	Total Costs Incurred to Date	Total Expected Plan Cost
Global Business Solutions	$84	$2	$(78)	$—	$8	$98	$100
Consumer	9	—	(9)	—	—	9	9
Credit Karma	—	—	—	—	—	—	—
ProTax	2	—	(2)	—	—	2	2
Corporate (1)	92	7	(85)	(5)	9	123	126
Totals	$187	$9	$(174)	$(5)	$17	$232	$237
(1)Restructuring costs within corporate relate to platform expenses and other administrative functions that are not allocated to the segments.
The liability for restructuring charges is included in accrued compensation and related liabilities in the accompanying condensed consolidated balance sheets.

14. Subsequent Event
On November 1, 2024, a subsidiary of Intuit entered into a secured revolving credit facility with a lender to fund a portion of our loans to qualified small businesses (the 2024 Secured Facility). The 2024 Secured Facility is secured by cash and receivables of the subsidiary and is non-recourse to Intuit Inc. Under the 2024 Secured Facility, the facility limit is $300 million, of which $150 million is committed and $150 million is uncommitted. Advances accrue interest at SOFR plus 1.15%. Unused portions of the committed credit facility accrue interest at a rate ranging from 0.2% to 0.4%, depending on the total unused committed balance. The commitment term is through November 1, 2027, and the final maturity date is November 1, 2028. The agreement includes certain affirmative and negative covenants, including financial covenants that require the subsidiary to maintain specified financial ratios.

Intuit Q1 Fiscal 2025 Form 10-Q	28

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
You should read this MD&A in conjunction with the financial statements and related notes in Part I, Item 1 of this Quarterly Report and our Annual Report on Form 10-K for the fiscal year ended July 31, 2024.
In the Results of Operations section of this MD&A, where we describe two or more factors that contributed to changes in revenue and operating income, we have, where possible, quantified the impact of those factors. Where a change is the result of multiple factors that are interrelated and cannot be separately quantified, we have identified the interrelated factors without quantifying them.
In July 2024, our management approved, committed to, and initiated a plan of reorganization (the Plan) focused on reallocating resources to our key growth areas. The Plan includes the exit of employees and the closing of real estate sites in certain markets in service to growing technology teams and capabilities in strategic locations. The actions associated with the Plan were substantially complete in the first quarter of fiscal 2025. Total restructuring costs associated with the Plan are estimated to be approximately $237 million. During the three months ended October 31, 2024, we recorded a $9 million charge in connection with the Plan. This charge is primarily related to severance, employee benefits, and site closure costs and is recorded to restructuring in our condensed consolidated statements of operations. See Note 13, "Restructuring," for more information. See Note 12, "Segment Information," for more information.
On August 1, 2024, we renamed our Small Business & Self-Employed segment as the Global Business Solutions segment. This new name better aligns with the global reach of the Mailchimp and QuickBooks platform, our focus on serving both small and mid-market businesses, and our vision to become the end-to-end platform that customers use to grow and run their business.
On August 1, 2024, we reorganized certain technology and customer success functions in our Global Business Solutions, Consumer, and ProTax segments that support and benefit our overall platform and are managed at that level rather than at the segment level. As a result of these reorganizations, costs associated with these functions are no longer included in segment operating income and are now included in other corporate expenses. For the three months ended October 31, 2023, we reclassified expenses totaling $332 million from Global Business Solutions, $65 million from Consumer, and $8 million from ProTax to other corporate expenses to conform to the current presentation. See Note 12, "Segment Information," for more information.

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

About Intuit
Intuit helps consumers and small and mid-market businesses prosper by delivering financial management, compliance, and marketing products and services. We also provide specialized tax products to accounting professionals. We organize our businesses into four reportable segments – Global Business Solutions, Consumer, Credit Karma, and ProTax.

Intuit Q1 Fiscal 2025 Form 10-Q	29

Global Business Solutions: This segment serves small and mid-market businesses around the world, and the accounting professionals who assist and advise them. Our QuickBooks offerings include financial and business management online services and desktop software, payroll solutions, time tracking, merchant payment processing and bill pay solutions, checking accounts through an FDIC member bank partner, and financing for small and mid-market businesses. Our Mailchimp offerings include marketing automation and customer relationship management.
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

Our Business and Growth Strategy
The era of artificial intelligence (AI) is one of the most significant technological shifts in decades, igniting global innovations at an incredible pace. Intuit made an early bet on AI, declaring its AI-driven expert platform strategy in 2019 to deliver on its mission of powering prosperity for consumers and small and mid-market businesses. Our strategy, combined with our five Big Bets that focus on the largest customer problems and growth opportunities, positions us for durable growth in the future. Our scale of data, our investment in AI capabilities such as knowledge engineering, machine learning, and generative AI (GenAI), and our network of AI-powered virtual experts give us significant advantage as we deliver reimagined customer experiences.
With the introduction of GenAI, we are transforming how we strive to serve our customers by delivering “done for you” experiences, where we do the hard work for them, and connecting them with AI-powered human expertise to fuel their success. We use powerful and relevant contextual data sets spanning small business, consumer finance, and tax to deliver personalized financial insights to customers across our platform.
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
As we execute our global AI-driven expert platform strategy, we prioritize resources on our five Big Bets across the company. These priorities focus on solving the problems that matter most to customers and include:
•Revolutionizing speed to benefit: When customers use our products and services, we use the power of AI to deliver value instantly and aim to make interactions with our offerings frictionless, without the need for customers to manually enter data. We are accelerating the application of AI as we strive to deliver “done for you” experiences to our customers. This is foundational, and execution against this priority positions us to succeed with our other four Big Bets.
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

Intuit Q1 Fiscal 2025 Form 10-Q	30

•Unlocking smart money decisions: To address the challenges of high-cost debt and lack of savings, we are creating one consumer platform with TurboTax and Credit Karma that members can use to help optimize spend, get fast access to money, and grow their wealth over time.
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
•Disrupt the mid-market: We aim to disrupt the mid-market with a tailor-made, integrated ecosystem, which includes our QuickBooks offerings, as well as our workforce solutions and money offerings. These solutions are designed to address the more complex needs of mid-market businesses. Mailchimp’s marketing offerings enable mid-market businesses to digitally promote their business across email, social media, landing pages, ads, websites, and more, all from one place. These offerings enable us to increase retention of these larger customers and accelerate mid-market demand.

Industry Trends and Seasonality
Industry Trends
AI, including GenAI, is transforming multiple industries, in particular financial technology. Disruptive start-ups, emerging ecosystems, and mega-platforms are harnessing new technology to create personalized experiences, deliver data-driven insights, and increase speed of service. These shifts are creating a more dynamic and highly competitive environment where customer expectations are shifting around the world as more services become digitized and the array of choices continues to increase.
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

Intuit Q1 Fiscal 2025 Form 10-Q	31

Overview of Financial Results
The most important financial indicators that we use to assess our business are revenue growth for the company as a whole and for each reportable segment; operating income growth for the company as a whole; earnings per share; and cash flow from operations. We also track certain non-financial drivers of revenue growth and, when material, identify them in the applicable discussions of segment results below. Service offerings are a significant part of our business. Our total service revenue was $13.9 billion, or 85% of our total revenue, in fiscal 2024, and we expect our total service revenue as a percentage of our total revenue to grow over the long term.
Key highlights for the first three months of fiscal 2025 include the following:

Revenue of	Global Business Solutions revenue of	Cash, cash equivalents, and investments of
$3.3 B	$2.5 B	$3.4 B
up 10% from the same period of fiscal 2024	up 9% from the same period of fiscal 2024

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
In preparing our condensed consolidated financial statements, we make estimates, assumptions, and judgments that can have a significant impact on our net revenue, operating income or loss, and net income or loss, as well as on the value of certain assets and liabilities on our condensed consolidated balance sheets. We believe that the estimates, assumptions, and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2024 have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. There were no significant changes in those critical accounting policies and estimates during the first three months of fiscal 2025. Senior management has reviewed the development and selection of our critical accounting policies and estimates and their disclosure in this Quarterly Report on Form 10-Q with the Audit and Risk Committee of our Board of Directors.

Intuit Q1 Fiscal 2025 Form 10-Q	32

RESULTS OF OPERATIONS

Financial Overview

(Dollars in millions, except per share amounts)	Q1 FY25	Q1 FY24	$ Change	% Change
Total net revenue	$3,283	$2,978	$305	10%
Operating income	271	307	(36)	(12)%
Net income	197	241	(44)	(18)%
Diluted net income per share	$0.70	$0.85	$(0.15)	(18)%
Total net revenue for the first quarter of fiscal 2025 increased $305 million, or 10%, compared with the same quarter of fiscal 2024. Our Global Business Solutions segment revenue increased during the quarter due to growth in our Online Ecosystem revenue. Credit Karma segment revenue increased during the quarter due to strength in our personal loan, auto insurance, and credit card verticals. Revenue in our Consumer and ProTax segments was seasonally light, consistent with the same quarter of fiscal 2024. See “Segment Results” later in this Item 2 for more information about the results for all of our reportable segments.
Operating income for the first quarter of fiscal 2025 decreased $36 million, or 12%, compared to the same quarter of fiscal 2024. The decrease in operating income was due to an increase in expenses, partially offset by the increase in revenue described above. Expenses increased due to marketing, staffing, and outside services. See "Cost of Revenue" and “Operating Expenses” later in this Item 2 for more information.
Net income for the first quarter of fiscal 2025 decreased $44 million, or 18%, compared with the same quarter of fiscal 2024. The decrease in net income was due to the decrease in operating income described above, a $42 million net loss on a long-term investment, partially offset by an $18 million increase in the net gains on executive deferred compensation plan assets, an $8 million increase in interest income due to higher investable balances, and a decrease in income tax expense. Diluted net income per share decreased to $0.70 for the first quarter of fiscal 2025 compared to $0.85 for the same quarter of fiscal 2024, in line with the decrease in net income.

Segment Results
The information below is organized in accordance with our four reportable segments. See “Executive Overview – About Intuit” earlier in this Item 2 and Note 12 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report for more information. All of our segments operate and sell to customers primarily in the U.S. Total international net revenue was approximately 10% of consolidated net revenue for each of the three months ended October 31, 2024 and 2023.
On August 1, 2024, we reorganized certain technology and customer success functions in our Global Business Solutions, Consumer, and ProTax segments that support and benefit our overall platform and are managed at that level rather than at the segment level. As a result of these reorganizations, costs associated with these functions are no longer included in segment operating income and are now included in other corporate expenses. For the three months ended October 31, 2023, we reclassified expenses totaling $332 million from Global Business Solutions, $65 million from Consumer, and $8 million from ProTax to other corporate expenses to conform to the current presentation.
Segment operating income or loss is segment net revenue less segment cost of revenue and operating expenses. See “Executive Overview – Industry Trends and Seasonality” earlier in this Item 2 for a description of the seasonality of our business. We include expenses such as corporate selling and marketing, general and administrative, and non-employment related legal and litigation settlement costs, which are not allocated to specific segments, in unallocated corporate items as part of other corporate expenses. As part of our platform strategy, we also include customer success and product development for our Global Business Solutions, Consumer, and ProTax segments in unallocated corporate items as we do not allocate these expenses to the segments because they are managed at the platform level. Customer success includes the costs of tax and bookkeeping experts that support our TurboTax Live and QuickBooks Live offerings. For our Credit Karma reportable segment, segment expenses include certain direct expenses related to selling and marketing, product development, and general and administrative. Unallocated corporate items for all segments include share-based compensation, amortization of acquired technology, amortization of other acquired intangible assets, goodwill and intangible asset impairment charges, professional fees and transaction charges related to business combinations, and restructuring charges. These unallocated corporate costs for all segments totaled $2.0 billion in the first three months of fiscal 2025 and $1.8 billion in the first three months of fiscal 2024. Unallocated corporate items increased in the fiscal 2025 period, due to increases in general and administrative expense, product development expense, share-based compensation expense, and restructuring. See Note 12 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report for reconciliations of total segment operating income or loss to consolidated operating income or loss for each fiscal period presented.

Intuit Q1 Fiscal 2025 Form 10-Q	33

Global Business Solutions

Global Business Solutions segment revenue includes both Online Ecosystem and Desktop Ecosystem revenue.
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
•QuickBooks Checking; and
•Financing for small and mid-market businesses.
Our Desktop Ecosystem includes revenue from:
•QuickBooks Desktop software subscriptions (QuickBooks Desktop Pro Plus, QuickBooks Desktop Premier Plus, and QuickBooks Enterprise, and ProAdvisor Program memberships for the accounting professionals who serve small businesses);
•Desktop payroll products (QuickBooks Assisted Payroll, and QuickBooks Enhanced Payroll);
•Merchant payment processing services for small and mid-market businesses that use desktop offerings;
•Financial supplies; and
•Financing for small and mid-market businesses.
Segment service revenue is primarily derived from our Online Ecosystem revenue and revenue from the services and support that are provided as part of our QuickBooks Desktop subscription and desktop payroll offerings, as well as merchant payment processing services. Segment product and other revenue is primarily derived from revenue related to delivery of software licenses and the related updates, including version protection, for our QuickBooks Desktop subscriptions and desktop payroll offerings, which are part of our Desktop Ecosystem. Our money offerings consist of our merchant payment processing services, financing for small and mid-market businesses (QuickBooks Capital), and bill pay services.

(Dollars in millions)	Q1 FY25	Q1 FY24	% Change
Service revenue	$2,168	$1,842	18%
Product and other revenue	376	502	(25)%
Total segment revenue	$2,544	$2,344	9%
% of total revenue	78%	79%

Segment operating income	$1,999	$1,824	10%
% of related revenue	79%	78%

Intuit Q1 Fiscal 2025 Form 10-Q	34

Revenue classified by significant service and product offerings was as follows:

(Dollars in millions)	Q1 FY25	Q1 FY24	% Change
Net revenue:
QuickBooks Online Accounting	$965	$798	21%
Online Services	978	820	19%
Total Online Ecosystem	1,943	1,618	20%
QuickBooks Desktop Accounting	296	376	(21)%
Desktop Services and Supplies	305	350	(13)%
Total Desktop Ecosystem	601	726	(17)%
Total Global Business Solutions	$2,544	$2,344	9%
Revenue for our Global Business Solutions segment increased $200 million, or 9%, in the first quarter of fiscal 2025 compared with the same period of fiscal 2024. The increase was due to growth in Online Ecosystem revenue, which contributed to $325 million of the increase for the three months ended October 31, 2024.
Online Ecosystem Revenue
Online Ecosystem revenue increased $325 million, or 20%, in the first quarter of fiscal 2025 compared with the same period of fiscal 2024. QuickBooks Online Accounting revenue increased $167 million, or 21%, in the first quarter of fiscal 2025 due to the interrelated factors of customer growth, higher effective prices, and a shift in mix to our higher-priced offerings. Online Services revenue increased $158 million, or 19%, in the first quarter of fiscal 2025, due to increases in revenue from our money offerings of $91 million, our payroll offerings of $53 million, and Mailchimp of $17 million. Revenue increases were due to the interrelated factors described below. Money revenue increased $91 million due to a $65 million increase in payments revenue from payments customer growth, higher effective payments prices, and an increase in total payment volume per customer, and a $26 million increase from QuickBooks Capital. Online payroll revenue increased due to customer growth, higher effective prices, and a shift in mix to higher end offerings. Mailchimp revenue increased due to higher effective prices and paid customer growth.
Desktop Ecosystem Revenue
Desktop Ecosystem revenue decreased $125 million, or 17%, in the first quarter of fiscal 2025 compared with the same period of fiscal 2024, reflecting changes we made to our QuickBooks desktop offerings in early fiscal 2024 to complete the transition to a recurring subscription model, including more frequent product updates.
Global Business Solutions segment operating income increased $175 million, or 10%, in the first quarter of fiscal 2025 compared with the same period of fiscal 2024, due to the increase in revenue described above, and decreases in marketing expenses of $16 million and staffing expenses of $10 million.
In August 2024, we reorganized certain technology and customer success functions that support and benefit our overall platform and are managed at that level rather than at the segment level. As a result, these costs are no longer included in segment operating income and are now included in other corporate expenses. For the three months ended October 31, 2023, we reclassified $332 million from Global Business Solutions to other corporate expenses to conform to the current presentation.

Intuit Q1 Fiscal 2025 Form 10-Q	35

Consumer

Consumer segment service revenue is derived primarily from TurboTax Online and TurboTax Live offerings, electronic tax filing services, and connected services.
Consumer segment product and other revenue is derived primarily from TurboTax desktop tax return preparation software and related form updates.

(Dollars in millions)	Q1 FY25	Q1 FY24	% Change
Service revenue	$172	$178	(3)%
Product and other revenue	4	9	(56)%
Total segment revenue	$176	$187	(6)%
% of total revenue	5%	6%

Segment operating income	$76	$132	(42)%
% of related revenue	43%	71%
Revenue for our Consumer segment decreased $11 million, or 6%, in the first three months of fiscal 2025 compared with the same period of fiscal 2024. Due to the seasonal nature of our Consumer offerings, we typically generate minimal revenue from Consumer products and services in our first fiscal quarter compared with our second and third fiscal quarters. The majority of revenue for the first quarter of each fiscal year is for the filing of returns for the previous tax year.
Consumer segment operating income decreased $56 million, or 42%, in the first three months of fiscal 2025 compared with the same period of fiscal 2024. In our first fiscal quarter, our Consumer segment typically generates nominal operating income or operating losses because revenue is minimal while we continue to incur operating expenses for general and administrative functions. In the first quarter of fiscal 2025, expenses increased compared to the same period of fiscal 2024 due to an increase in marketing expenses of $46 million.
In August 2024, we reorganized certain technology and customer success functions that support and benefit our overall platform and are managed at that level rather than at the segment level. As a result, these costs are no longer included in segment operating income and are now included in other corporate expenses. For the three months ended October 31, 2023, we reclassified $65 million from Consumer to other corporate expenses to conform to the current presentation.

Intuit Q1 Fiscal 2025 Form 10-Q	36

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

(Dollars in millions)	Q1 FY25	Q1 FY24	% Change
Service revenue	$524	$405	29%
Product and other revenue	—	—	N/A
Total segment revenue	$524	$405	29%
% of total revenue	16%	14%

Segment operating income	$180	$106	70%
% of related revenue	34%	26%
Revenue for our Credit Karma segment increased $119 million, or 29%, in the first quarter of fiscal 2025 compared to the same period in fiscal 2024, due to increases in revenue from our personal loan vertical of $44 million, our auto insurance vertical of $36 million, and our credit card vertical of $31 million.
Credit Karma segment operating income increased $74 million, or 70%, in the first quarter of fiscal 2025 compared to the same period of fiscal 2024, due to the increase in revenue described above, partially offset by increases in marketing expenses of $37 million.

Intuit Q1 Fiscal 2025 Form 10-Q	37

ProTax

ProTax segment service revenue is derived primarily from ProConnect Tax Online tax products, electronic tax filing services, connected services, and bank products.
ProTax segment product and other revenue is derived primarily from Lacerte, ProSeries, and ProFile desktop tax preparation software products, and related form updates.

(Dollars in millions)	Q1 FY25	Q1 FY24	% Change
Service revenue	$25	$25	—%
Product and other revenue	14	17	(18)%
Total segment revenue	$39	$42	(7)%
% of total revenue	1%	1%

Segment operating income	$20	$22	(9)%
% of related revenue	51%	52%
Revenue for our ProTax segment decreased $3 million, or 7%, in the first three months of fiscal 2025 compared with the same period of fiscal 2024. Due to the seasonal nature of our ProTax offerings, we typically generate minimal revenue from professional tax products and services in our first fiscal quarter compared with our second and third fiscal quarters. The majority of revenue for the first quarter of each fiscal year is for the filing of returns for the previous tax year.
Segment operating income decreased $2 million, or 9%, in the first three months of fiscal 2025 compared with the same period of fiscal 2024. In our first fiscal quarter, our ProTax segment typically generates nominal operating income or operating losses because revenue is minimal while we continue to incur operating expenses for general and administrative functions. Expenses were relatively flat in the first three months of fiscal 2025 compared to the same period of fiscal 2024.
In August 2024, we reorganized certain technology and customer success functions that support and benefit our overall platform and are managed at that level rather than at the segment level. As a result, these costs are no longer included in segment operating income and are now included in other corporate expenses. For the three months ended October 31, 2023, we reclassified $8 million from ProTax to other corporate expenses to conform to the current presentation.

Intuit Q1 Fiscal 2025 Form 10-Q	38

Cost of Revenue

(Dollars in millions)	Q1 FY25	% of Related Revenue	Q1 FY24	% of Related Revenue
Cost of service revenue	$772	27%	$707	29%
Cost of product and other revenue	14	4%	15	3%
Amortization of acquired technology	37	N/A	38	N/A
Total cost of revenue	$823	25%	$760	26%
Our cost of revenue has three components: (1) cost of service revenue, which includes the direct costs associated with our online and service offerings, such as staffing costs for ongoing production support, customer support, and tax and bookkeeping experts that support our TurboTax Live and QuickBooks Live offerings, costs for data processing and storage capabilities from cloud providers, and costs related to credit score providers; (2) cost of product and other revenue, which includes the direct costs of manufacturing and shipping or electronically downloading our desktop software and financial supplies products; and (3) amortization of acquired technology, which represents the cost of amortizing developed technologies that we have obtained through acquisitions, over their useful lives.
Cost of service revenue as a percentage of service revenue was relatively consistent in the first quarter of fiscal 2025 compared with the same period of fiscal 2024.
Cost of product and other revenue as a percentage of product and other revenue was relatively consistent in the first quarter of fiscal 2025 compared with the same period of fiscal 2024. Costs of product and other revenue are expensed as incurred, and we do not defer any of these costs when product and other revenue is deferred.

Operating Expenses

(Dollars in millions)	Q1 FY25	% of Total Net Revenue	Q1 FY24	% of Total Net Revenue
Selling and marketing	$962	29%	$769	26%
Research and development	704	22%	680	23%
General and administrative	394	12%	342	11%
Amortization of other acquired intangible assets	120	4%	120	4%
Restructuring	9	—%	—	—%
Total operating expenses	$2,189	67%	$1,911	64%
Total operating expenses as a percentage of total net revenue increased in the first quarter of fiscal 2025 compared to the same period of fiscal 2024. Total net revenue for the first quarter of fiscal 2025 increased $305 million, or 10%, while total operating expenses for the quarter increased $278 million, or 15%. The increase in total operating expenses was due to increases of $117 million for marketing, $67 million for staffing, and $46 million for outside services.

Non-Operating Income and Expenses
Interest Expense
Interest expense of $60 million and $65 million for the first three months of fiscal 2025 and 2024, respectively, consisted of interest on our senior unsecured notes and secured revolving credit facilities.

Intuit Q1 Fiscal 2025 Form 10-Q	39

Interest and Other Income, Net

(In millions)	Q1 FY25	Q1 FY24
Interest income (1)	$42	$34
Net gain (loss) on executive deferred compensation plan assets (2)	4	(14)
Other (3)	(44)	2
Total interest and other income, net	$2	$22
(1)    Interest income for the three months ended October 31, 2024 increased compared to the same periods of fiscal 2024 due to higher average investable balances.
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
(3)    During the three months ended October 31, 2024, we recorded a $42 million net loss on long-term investments.
Income Taxes
We compute our provision for or benefit from income taxes by applying the estimated annual effective tax rate to income or loss from recurring operations and adding the effects of any discrete income tax items specific to the period.
We recognized excess tax benefits on share-based compensation of $28 million in our provision for income taxes for each of the three months ended October 31, 2024 and 2023.
Our effective tax rate for the three months ended October 31, 2024 was approximately 8%. Excluding discrete tax items primarily related to share-based compensation, our effective tax rate was approximately 24%. The difference from the federal statutory rate of 21% was primarily due to state income taxes and non-deductible share-based compensation, which were partially offset by the tax benefit we received from the federal research and experimentation credit.
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

LIQUIDITY AND CAPITAL RESOURCES

Overview
At October 31, 2024, our cash, cash equivalents, and investments totaled $3.4 billion, a decrease of $716 million from July 31, 2024 due to the factors discussed under “Statements of Cash Flows” below. Our primary sources of liquidity have been cash from operations, which entails the collection of accounts receivable for products and services, the issuance of senior unsecured notes, and borrowings under our credit facilities. Our primary uses of cash have been for research and development programs, selling and marketing activities, capital projects, acquisitions of businesses, debt service costs and debt repayment, repurchases of our common stock under our stock repurchase programs, and the payment of cash dividends. As discussed in “Executive Overview – Industry Trends and Seasonality” earlier in this Item 2, our business is subject to significant seasonality. The balance of our cash, cash equivalents, and investments generally fluctuates with that seasonal pattern. We believe the seasonality of our business is likely to continue in the future.

Intuit Q1 Fiscal 2025 Form 10-Q	40

The following table summarizes selected measures of our liquidity and capital resources at the dates indicated:

(Dollars in millions)	October 31, 2024	July 31, 2024	$ Change	% Change
Cash, cash equivalents, and investments	$3,358	$4,074	$(716)	(18)%
Long-term investments	$90	$131	$(41)	(31)%
Long-term debt	$5,625	$5,539	$86	2%
Working capital	$2,107	$2,187	$(80)	(4)%
Ratio of current assets to current liabilities	1.2 : 1	1.3 : 1
We have historically generated significant cash from operations, and we expect to continue to do so in the future. Our cash, cash equivalents, and investments totaled $3.4 billion at October 31, 2024. None of those funds were restricted and approximately 91% of those funds were located in the U.S.
Our unsecured revolving credit facility and commercial paper program are available to us for general corporate purposes. At October 31, 2024, no amounts were outstanding under the unsecured revolving credit facility or the commercial paper program. See Note 6 to the financial statements in Part I, Item 1 of this Quarterly Report for more information.
Our secured revolving credit facilities are available to fund a portion of our loans to qualified small businesses. At October 31, 2024, $670 million was outstanding under our secured revolving credit facilities.
Based on past performance and current expectations, we believe that our cash and cash equivalents, investments, cash generated from operations, borrowing capacity under our credit facilities and commercial paper program, and access to external financing will be sufficient to meet anticipated seasonal working capital needs, contractual obligations, commitments, debt service requirements, capital expenditure requirements, and other liquidity requirements associated with our operations for at least the next 12 months.
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

Statements of Cash Flows
The following table summarizes selected items from our condensed consolidated statements of cash flows for the first three months of fiscal 2025 and fiscal 2024. See the financial statements in Part I, Item 1 of this Quarterly Report for complete condensed consolidated statements of cash flows for those periods.

	Three Months Ended
(In millions)	October 31, 2024	October 31, 2023	$ Change
Net cash provided by (used in):
Operating activities	$362	$(97)	$459
Investing activities	(188)	210	(398)
Financing activities	761	849	(88)
Effect of exchange rates on cash, cash equivalents, restricted cash, and restricted cash equivalents	—	(17)	17
Net increase in cash, cash equivalents, restricted cash, and restricted cash equivalents	$935	$945	$(10)

Intuit Q1 Fiscal 2025 Form 10-Q	41

Our primary sources and uses of cash were as follows:
Three Months Ended
October 31, 2024	October 31, 2023
 Sources of cash:

• Net change in funds receivable and funds payable and amounts due to customers
• Operations
• Issuance of common stock under employee stock plans
• Borrowings under our secured revolving credit facilities

 Uses of cash:

• Repurchases of shares of our common stock
• Payment of accrued bonuses and restructuring for fiscal 2024
• Payment of cash dividends and dividend rights
• Payments for employee taxes withheld upon vesting of restricted stock units
• Net originations and purchases of loans held for investment

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
• Capital expenditures
• Net originations and purchases of loans held for investment

Stock Repurchase Programs, Treasury Shares, and Dividends on Common Stock
As described in Note 10 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report, during the first three months of fiscal 2025, we repurchased 915,000 shares of our common stock under repurchase programs that our Board of Directors has authorized. On August 20, 2024, our Board of Directors approved an increase in the authorization under the existing stock repurchase program under which we are authorized to repurchase up to an additional $3 billion of our common stock. At October 31, 2024, we had authorization from our Board of Directors for up to $4.3 billion in stock repurchases. We currently expect to continue repurchasing our common stock on a quarterly basis; however, future stock repurchases under the current program are at the discretion of management, and authorization of future stock repurchase programs is subject to the final determination of our Board of Directors.
We have continued to pay quarterly cash dividends on shares of our outstanding common stock. During the three months ended October 31, 2024, we declared quarterly cash dividends that totaled $1.04 per share of outstanding common stock for a total of $295 million. In November 2024, our Board of Directors declared a quarterly cash dividend of $1.04 per share of outstanding common stock payable on January 17, 2025 to stockholders of record at the close of business on January 9, 2025. We currently expect to continue paying comparable cash dividends on a quarterly basis. However, future declarations of dividends and the establishment of future record dates and payment dates are subject to the final determination of our Board of Directors.

Commitments for Senior Unsecured Notes
In June 2020, we issued $2 billion of senior unsecured notes, of which $1.5 billion is outstanding as of October 31, 2024, and is comprised of the following:
•$500 million of 0.950% notes due July 2025;
•$500 million of 1.350% notes due July 2027; and
•$500 million of 1.650% notes due July 2030 (together, the 2020 Notes).
Interest is payable semiannually on January 15 and July 15 of each year. At October 31, 2024, our maximum commitment for interest payments was $75 million for the remaining duration of the outstanding 2020 Notes.
The 2020 Notes are senior unsecured obligations of Intuit and rank equally with all existing and future unsecured and unsubordinated indebtedness of Intuit and are redeemable by us at any time, subject to a make-whole premium. Upon the occurrence of change of control transactions that are accompanied by certain downgrades in the credit ratings of the 2020 Notes, we will be required to repurchase the 2020 Notes at a repurchase price equal to 101% of the aggregate outstanding principal plus any accrued and unpaid interest to but not including the date of repurchase. The indenture governing the 2020 Notes requires us to comply with certain covenants. For example, the 2020 Notes limit our ability to create certain liens and enter into sale and leaseback transactions. As of October 31, 2024, we were compliant with all covenants governing the 2020 Notes. See Note 6 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report for more information.

Intuit Q1 Fiscal 2025 Form 10-Q	42

In September 2023, we issued $4 billion of senior unsecured notes comprised of the following:
•$750 million of 5.250% notes due September 2026;
•$750 million of 5.125% notes due September 2028;
•$1,250 million of 5.200% notes due September 2033; and
•$1,250 million of 5.500% notes due September 2053 (together, the 2023 Notes).
Interest is payable semiannually on March 15 and September 15 of each year. At October 31, 2024, our maximum commitment for interest payments was $2.8 billion for the remaining duration of the outstanding 2023 Notes.
The 2023 Notes are senior unsecured obligations of Intuit and rank equally with all existing and future unsecured and unsubordinated indebtedness of Intuit and are redeemable by us at any time, subject to a make-whole premium. The indenture governing the 2023 Notes requires us to comply with certain covenants. For example, the 2023 Notes limit our ability to create certain liens and enter into sale and leaseback transactions. As of October 31, 2024, we were compliant with all covenants governing the 2023 Notes. See Note 6 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report for more information.

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
The 2024 Credit Facility includes customary affirmative and negative covenants, including a financial covenant that requires us to maintain a ratio of total gross debt to earnings before interest, taxes, depreciation and amortization (EBITDA), as defined in the agreement, of not greater than 4.00 to 1.00 as measured on a rolling twelve month basis as of the last day of each fiscal quarter. As of October 31, 2024, we were compliant with all covenants governing the 2024 Credit Facility. At October 31, 2024, no amounts were outstanding under the 2024 Credit Facility. We monitor counterparty risk associated with the institutional lenders that are providing the credit facility.
Secured Revolving Credit Facilities
On February 19, 2019, a subsidiary of Intuit entered into a secured revolving credit facility with a lender to fund a portion of our loans to qualified small businesses (the 2019 Secured Facility). The 2019 Secured Facility is secured by cash and receivables of the subsidiary and is non-recourse to Intuit Inc. We have entered into several amendments to this facility, most recently on September 5, 2024. These amendments primarily increase the facility limit, extend the commitment term and final maturity date, and update the benchmark interest rate. Under the amended 2019 Secured Facility, the facility limit is $500 million, of which $300 million is committed and $200 million is uncommitted. Advances accrue interest at adjusted daily simple SOFR plus 1.25%. Unused portions of the committed credit facility accrue interest at a rate ranging from 0.25% to 0.75%, depending on the total unused committed balance. The commitment term is through August 31, 2027, and the final maturity date is August 31, 2028. The agreement includes certain affirmative and negative covenants, including financial covenants that require the subsidiary to maintain specified financial ratios. As of October 31, 2024, we were compliant with all covenants governing the 2019 Secured Facility. At October 31, 2024, $370 million was outstanding under the 2019 Secured Facility and the weighted-average interest rate was 6.25%, which includes the interest on the unused committed portion. The outstanding balance is secured by cash and receivables of the subsidiary totaling $1.3 billion.

Intuit Q1 Fiscal 2025 Form 10-Q	43

On October 12, 2022, another subsidiary of Intuit entered into a secured revolving credit facility with a lender to fund a portion of our loans to qualified small businesses (the 2022 Secured Facility). The 2022 Secured Facility is secured by cash and receivables of the subsidiary and is non-recourse to Intuit Inc. We have entered into several amendments to this facility, most recently on April 30, 2024. These amendments primarily extend the commitment term and final maturity date and increase the commitment amount. Under the amended 2022 Secured Facility, the facility limit is $500 million, of which $300 million is committed and $200 million is uncommitted. Advances accrue interest at SOFR plus 1.3%. Unused portions of the committed credit facility accrue interest at a rate ranging from 0.2% to 0.4%, depending on the total unused committed balance. The commitment term is through April 30, 2026, and the final maturity date is April 30, 2027. The agreement includes certain affirmative and negative covenants, including financial covenants that require the subsidiary to maintain specified financial ratios. As of October 31, 2024, we were compliant with all covenants governing the 2022 Secured Facility. At October 31, 2024, $300 million was outstanding under the 2022 Secured Facility and the weighted-average interest rate was 6.2%, which includes the interest on the unused committed portion. The outstanding balance is secured by cash and receivables of the subsidiary totaling $881 million.
On November 1, 2024, a subsidiary of Intuit entered into a secured revolving credit facility with a lender to fund a portion of our loans to qualified small businesses (the 2024 Secured Facility). The 2024 Secured Facility is secured by cash and receivables of the subsidiary and is non-recourse to Intuit Inc. Under the 2024 Secured Facility, the facility limit is $300 million, of which $150 million is committed and $150 million is uncommitted. Advances accrue interest at SOFR plus 1.15%. Unused portions of the committed credit facility accrue interest at a rate ranging from 0.2% to 0.4%, depending on the total unused committed balance. The commitment term is through November 1, 2027, and the final maturity date is November 1, 2028. The agreement includes certain affirmative and negative covenants, including financial covenants that require the subsidiary to maintain specified financial ratios.

Commercial Paper Program
In June 2024, we established a $1.5 billion commercial paper program under which we may issue and sell unsecured short-term promissory notes (commercial paper). The maturities of the commercial paper may vary up to 397 days from the date of issuance. At each of the reporting periods ended October 31, 2024 and July 31, 2024, no amounts were outstanding under this program.

Cash Held by Foreign Subsidiaries
Our cash, cash equivalents, and investments totaled $3.4 billion at October 31, 2024. Approximately 9% of those funds were held by our foreign subsidiaries and subject to repatriation tax considerations. These foreign funds were located primarily in India, the United Kingdom, and Canada. We do not expect to pay incremental U.S. taxes on repatriation. We have recorded income tax expense for Canada, India, and Israel withholding taxes on earnings that are not permanently reinvested. In the event that funds from foreign operations are repatriated to the U.S., we would pay withholding taxes at that time.

CONTRACTUAL OBLIGATIONS
We presented our contractual obligations at July 31, 2024 in our Annual Report on Form 10-K for the fiscal year then ended. There were no material changes outside the ordinary course of business to our contractual obligations during the three months ended October 31, 2024.

RECENT ACCOUNTING PRONOUNCEMENTS
For a description of recent accounting pronouncements, if any, and the potential impact of these pronouncements on our condensed consolidated financial statements, see Note 1 to the financial statements in Part I, Item 1 of this Quarterly Report.

Intuit Q1 Fiscal 2025 Form 10-Q	44

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

Intuit Q1 Fiscal 2025 Form 10-Q	45

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
Future revenue growth depends upon our ability to adapt to technological change and successfully extend our platform, introduce new and enhanced products, features, services, and business models.
We operate in industries that are characterized by rapidly changing technology, evolving industry standards and frequent new product introductions. To meet the evolving needs and expectations of our customers and partners and attract and retain top technical talent, we must continue to innovate, develop and extend our platform, introduce new products and features, and

Intuit Q1 Fiscal 2025 Form 10-Q	46

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

Intuit Q1 Fiscal 2025 Form 10-Q	47

Our business depends on our strong reputation and the value of our brands.
Developing and maintaining awareness of our brands and platform strategy is critical to achieving widespread acceptance of our existing and future products and services and is an important element in attracting new customers and expanding our business with existing customers. Adverse publicity (whether or not justified) relating to events or activities attributed to us, members of our workforce, agents, third parties we rely on, or our users, may tarnish our reputation and reduce the value of our brands. Perceived social harm or unfairness of outcomes relating to the use of new and evolving technologies such as AI in our offerings, may result in reputational harm and liability, and may cause us to incur additional research and development costs to resolve such issues. Our brand value also depends on our ability to provide secure and trustworthy products and services, as well as our ability to protect and use our customers’ data in a manner that meets their expectations. In addition, a security incident that results in unauthorized disclosure of our customers’ sensitive data could cause material reputational harm. Damage to our reputation and loss of brand equity may reduce demand for our products or services and thus have an adverse effect on our future financial results, as well as require additional resources to rebuild our reputation and restore the value of the brands and could also reduce our stock price.
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
•failure to effectively transfer liabilities, contracts, facilities and employees to buyers;
•requirements that we retain or indemnify buyers against certain liabilities and obligations;
•the possibility that we will become subject to third-party claims arising out of such divestiture;

Intuit Q1 Fiscal 2025 Form 10-Q	48

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

Intuit Q1 Fiscal 2025 Form 10-Q	49

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

Intuit Q1 Fiscal 2025 Form 10-Q	50

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

Intuit Q1 Fiscal 2025 Form 10-Q	51

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

Intuit Q1 Fiscal 2025 Form 10-Q	52

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

Intuit Q1 Fiscal 2025 Form 10-Q	53

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

Intuit Q1 Fiscal 2025 Form 10-Q	54

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

Intuit Q1 Fiscal 2025 Form 10-Q	55

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

Intuit Q1 Fiscal 2025 Form 10-Q	56

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

Intuit Q1 Fiscal 2025 Form 10-Q	57

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
We provide capital to qualified small businesses, which exposes us to the risk of our borrowers’ inability to repay such loans. We have also entered into credit arrangements with financial institutions to obtain a portion of the capital we provide to qualified small businesses. Any termination or interruption in the financial institutions’ ability to lend to us could interrupt our ability to provide capital to qualified small businesses. Further, our credit decisioning, pricing, loss forecasting, scoring and other models used to evaluate loan applications may contain errors or may not adequately assess creditworthiness of our borrowers, or may be otherwise ineffective, resulting in incorrect approvals or denials of loans. It is also possible that loan applicants could provide false or incorrect information. Moreover, adverse macroeconomic conditions, such as inflation and rising interest rates, have impacted and may continue to impact small businesses, which are disproportionately adversely affected by economic downturns, and may increase the likelihood that our borrowers are unable to repay their loans. If any of the foregoing events were to occur, our reputation, relationships with borrowers, collections of loans receivable and financial results could be harmed.
Amortization of acquired intangible assets and impairment charges may cause significant fluctuation in our net income.
Our acquisitions have resulted in significant expenses, including amortization and impairment of acquired technology and other acquired intangible assets, and impairment of goodwill. Total costs and expenses in these categories were $629 million in fiscal 2024; $646 million in fiscal 2023; and $556 million in fiscal 2022. Although under current accounting rules goodwill is not amortized, we may incur impairment charges related to the goodwill already recorded and to goodwill arising out of future acquisitions. We test the impairment of goodwill annually in our fourth fiscal quarter or more frequently if indicators of impairment arise. The timing of the formal annual test may result in charges to our statement of operations in our fourth fiscal quarter that may not have been reasonably foreseen in prior periods. At October 31, 2024, we had $13.8 billion in goodwill and $5.7 billion in net acquired intangible assets on our condensed consolidated balance sheet, both of which may be subject to impairment charges in the future. New acquisitions, and any impairment of the value of acquired intangible assets, may have a significant negative impact on our future financial results.
We have incurred indebtedness and may incur other debt in the future, which may adversely affect our financial condition and future financial results.
As of October 31, 2024, we had an aggregate of $6.1 billion of indebtedness outstanding under our senior unsecured notes, senior unsecured credit facility, and secured credit facilities. No amounts were outstanding under our commercial paper program as of October 31, 2024. Under the agreements governing our indebtedness, we are permitted to incur additional debt. This debt, and any debt that we may incur in the future, may adversely affect our financial condition and future financial results by, among other things:
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

Intuit Q1 Fiscal 2025 Form 10-Q	58

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

Intuit Q1 Fiscal 2025 Form 10-Q	59

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Stock repurchase activity during the three months ended October 31, 2024 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans
August 1, 2024 through August 31, 2024	96,048	$622.59	96,048	$4,808,775,901
September 1, 2024 through September 30, 2024	369,395	$634.57	369,395	$4,574,367,251
October 1, 2024 through October 31, 2024	449,210	$612.35	449,210	$4,299,294,332
Total	914,653	$622.40	914,653
Note: On August 22, 2023, our Board of Directors approved an increase in the authorization under the existing stock repurchase program under which we are authorized to repurchase up to an additional $2.3 billion of our common stock. On August 20, 2024, our Board of Directors approved an increase in the authorization under the existing stock repurchase program under which we are authorized to repurchase up to an additional $3 billion of our common stock. All of the shares repurchased during the three months ended October 31, 2024 were purchased under these plans. At October 31, 2024, we had authorization from our Board of Directors for up to $4.3 billion in stock repurchases.

ITEM 5 - OTHER INFORMATION
During the three months ended October 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K), except the following trading arrangements that are each intended to satisfy the affirmative defense of Rule 10b5-1(c). On September 5, 2024, Mark Notarainni, Executive Vice President and General Manager, Consumer Group, adopted a plan for the sale of up to 43,399 shares of the Company's common stock, subject to certain conditions, from December 5, 2024 through October 10, 2025. On September 6, 2024, Kerry J. McLean, Executive Vice President, General Counsel and Corporate Secretary, adopted a plan for the sale of up to 33,841 shares of the Company's common stock, subject to certain conditions, from December 6, 2024 through October 10, 2025. On September 27, 2024, Laura A. Fennell, Executive Vice President and Chief People & Places Officer, adopted a plan for the sale of up to 70,261 shares of the Company's common stock, subject to certain conditions, from December 27, 2024 through October 10, 2025. On September 30, 2024, Sasan K. Goodarzi, President, Chief Executive Officer and Director, adopted a plan for the sale of up to 176,562 shares of the Company's common stock, subject to certain conditions, from December 30, 2024 through October 10, 2025.

ITEM 6 - EXHIBITS
See the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q.

Intuit Q1 Fiscal 2025 Form 10-Q	60

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTUIT INC. (Registrant)
Date:	November 21, 2024	By:	/s/ SANDEEP S. AUJLA
Sandeep S. Aujla
Executive Vice President and Chief Financial Officer (Authorized Officer and Principal Financial Officer)

Intuit Q1 Fiscal 2025 Form 10-Q	61

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference

10.01+	Intuit Inc. Amended Non-Employee Director Compensation Program, effective January 23, 2025		8-K filed 11/4/2024

31.01	Certification of Chief Executive Officer	X

31.02	Certification of Chief Financial Officer	X

32.01*	Section 1350 Certification (Chief Executive Officer)	X

32.02*	Section 1350 Certification (Chief Financial Officer)	X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X

101.SCH	XBRL Taxonomy Extension Schema	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X
________________________________

+	Indicates a management contract or compensatory plan or arrangement.
*	This exhibit is intended to be furnished and shall not be deemed “filed” for purposes of the Securities Exchange Act of 1934, as amended.

Intuit Q1 Fiscal 2025 Form 10-Q	62