Form 10-Q
period 2025-01-31
INTUIT INC.
filed 2025-02-25
CIK 896878

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended January 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares (in thousands) of Common Stock, $0.01 par value, outstanding as of February 19, 2025 was 279,562.

INTUIT INC. FORM 10-Q INDEX
Intuit, QuickBooks, TurboTax, Credit Karma, and Mailchimp, among others, are registered trademarks and/or registered service marks of Intuit Inc., or one of its subsidiaries, in the United States and other countries. Other parties’ marks are the property of their respective owners.

Intuit Q2 Fiscal 2025 Form 10-Q	2

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
•our belief that our debt facilities will be available to us should we choose to borrow under them;
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

Intuit Q2 Fiscal 2025 Form 10-Q	3

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

INTUIT INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Six Months Ended
(In millions, except per share amounts)	January 31, 2025	January 31, 2024	January 31, 2025	January 31, 2024
Net revenue:
Service	$3,249	$2,693	$6,138	$5,143
Product and other	714	693	1,108	1,221
Total net revenue	3,963	3,386	7,246	6,364
Costs and expenses:
Cost of revenue:
Cost of service revenue	880	796	1,652	1,503
Cost of product and other revenue	20	23	34	38
Amortization of acquired technology	37	36	74	74
Selling and marketing	1,204	1,020	2,166	1,789
Research and development	716	678	1,420	1,358
General and administrative	389	344	783	686
Amortization of other acquired intangible assets	120	120	240	240
Restructuring	4	—	13	—
Total costs and expenses	3,370	3,017	6,382	5,688
Operating income	593	369	864	676
Interest expense	(60)	(57)	(120)	(122)
Interest and other income, net	38	42	40	64
Income before income taxes	571	354	784	618
Income tax provision	100	1	116	24
Net income	$471	$353	$668	$594

Basic net income per share	$1.68	$1.26	$2.38	$2.12
Shares used in basic per share calculations	280	280	280	280

Diluted net income per share	$1.67	$1.25	$2.36	$2.10
Shares used in diluted per share calculations	283	284	283	284
See accompanying notes.

Intuit Q2 Fiscal 2025 Form 10-Q	4

INTUIT INC. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Six Months Ended
(In millions)	January 31, 2025	January 31, 2024	January 31, 2025	January 31, 2024

Net income	$471	$353	$668	$594
Other comprehensive income (loss), net of income taxes:
Unrealized gain on available-for-sale debt securities	—	5	—	6
Foreign currency translation gain (loss)	(10)	13	(10)	(11)
Total other comprehensive income (loss), net	(10)	18	(10)	(5)
Comprehensive income	$461	$371	$658	$589
See accompanying notes.

Intuit Q2 Fiscal 2025 Form 10-Q	5

INTUIT INC. CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In millions)	January 31, 2025	July 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$2,435	$3,609
Investments	24	465
Accounts receivable, net	1,017	457
Notes receivable held for investment, net	1,376	779
Notes receivable held for sale	14	3
Income taxes receivable	90	78
Prepaid expenses and other current assets	845	366
Current assets before funds receivable and amounts held for customers	5,801	5,757
Funds receivable and amounts held for customers	3,334	3,921
Total current assets	9,135	9,678
Long-term investments	88	131
Property and equipment, net	992	1,009
Operating lease right-of-use assets	518	411
Goodwill	13,841	13,844
Acquired intangible assets, net	5,505	5,820
Long-term deferred income tax assets	934	698
Other assets	669	541
Total assets	$31,682	$32,132

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$500	$499
Accounts payable	1,038	721
Accrued compensation and related liabilities	623	921
Deferred revenue	1,025	872
Other current liabilities	659	557
Current liabilities before funds payable and amounts due to customers	3,845	3,570
Funds payable and amounts due to customers	3,334	3,921
Total current liabilities	7,179	7,491
Long-term debt	5,760	5,539
Operating lease liabilities	573	458
Other long-term obligations	221	208
Total liabilities	13,733	13,696
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock and additional paid-in capital	20,995	20,251
Treasury stock, at cost	(20,041)	(18,750)
Accumulated other comprehensive loss	(64)	(54)
Retained earnings	17,059	16,989
Total stockholders’ equity	17,949	18,436
Total liabilities and stockholders’ equity	$31,682	$32,132
See accompanying notes.

Intuit Q2 Fiscal 2025 Form 10-Q	6

.

INTUIT INC. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	Three Months Ended January 31, 2025
(Dollars in millions, except per share amount; shares in thousands)	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
Balance at October 31, 2024	280,121	$20,619	$(19,320)	$(54)	$16,891	$18,136
Comprehensive income	—	—	—	(10)	471	461
Issuance of stock under employee stock plans, net of shares withheld for employee taxes	745	(122)	—	—	—	(122)
Stock repurchases under stock repurchase programs	(1,126)	—	(721)	—	—	(721)
Dividends and dividend rights declared ($1.04 per share)	—	—	—	—	(303)	(303)
Share-based compensation expense	—	498	—	—	—	498
Balance at January 31, 2025	279,740	$20,995	$(20,041)	$(64)	$17,059	$17,949

	Six Months Ended January 31, 2025
(Dollars in millions, except per share amount; shares in thousands)	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
Balance at July 31, 2024	280,268	$20,251	$(18,750)	$(54)	$16,989	$18,436
Comprehensive income	—	—	—	(10)	668	658
Issuance of stock under employee stock plans, net of shares withheld for employee taxes	1,513	(265)	—	—	—	(265)
Stock repurchases under stock repurchase programs	(2,041)	—	(1,291)	—	—	(1,291)
Dividends and dividend rights declared ($2.08 per share)	—	—	—	—	(598)	(598)
Share-based compensation expense	—	1,009	—	—	—	1,009
Balance at January 31, 2025	279,740	$20,995	$(20,041)	$(64)	$17,059	$17,949

Intuit Q2 Fiscal 2025 Form 10-Q	7

INTUIT INC. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	Three Months Ended January 31, 2024
(Dollars in millions, except per share amount; shares in thousands)	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
Balance at October 31, 2023	280,105	$19,398	$(17,375)	$(78)	$15,047	$16,992
Comprehensive income	—	—	—	18	353	371
Issuance of stock under employee stock plans, net of shares withheld for employee taxes	857	(134)	—	—	—	(134)
Stock repurchases under stock repurchase programs	(937)	—	(536)	—	—	(536)
Dividends and dividend rights declared ($0.90 per share)	—	—	—	—	(260)	(260)
Share-based compensation expense	—	475	—	—	—	475
Balance at January 31, 2024	280,025	$19,739	$(17,911)	$(60)	$15,140	$16,908

	Six Months Ended January 31, 2024
(Dollars in millions, except per share amount; shares in thousands)	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
Balance at July 31, 2023	280,421	$19,029	$(16,772)	$(55)	$15,067	$17,269
Comprehensive income	—	—	—	(5)	594	589
Issuance of stock under employee stock plans, net of shares withheld for employee taxes	1,707	(260)	—	—	—	(260)
Stock repurchases under stock repurchase programs	(2,103)	—	(1,139)	—	—	(1,139)
Dividends and dividend rights declared ($1.80 per share)	—	—	—	—	(521)	(521)
Share-based compensation expense	—	970	—	—	—	970
Balance at January 31, 2024	280,025	$19,739	$(17,911)	$(60)	$15,140	$16,908

See accompanying notes.

Intuit Q2 Fiscal 2025 Form 10-Q	8

INTUIT INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
(In millions)	January 31, 2025	January 31, 2024
Cash flows from operating activities:
Net income	$668	$594
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	86	69
Amortization of acquired intangible assets	314	314
Non-cash operating lease cost	37	43
Share-based compensation expense	1,009	970
Deferred income taxes	(227)	(310)
Other	99	55
Total adjustments	1,318	1,141
Originations and purchases of loans held for sale	—	(96)
Sales and principal repayments of loans held for sale	—	76
Changes in operating assets and liabilities:
Accounts receivable	(560)	(522)
Income taxes receivable	(13)	(97)
Prepaid expenses and other assets	(208)	(4)
Accounts payable	319	151
Accrued compensation and related liabilities	(300)	(119)
Deferred revenue	154	(37)
Income taxes payable	22	(697)
Operating lease liabilities	(46)	(33)
Other liabilities	77	159
Total changes in operating assets and liabilities	(555)	(1,199)
Net cash provided by operating activities	1,431	516
Cash flows from investing activities:
Purchases of corporate and customer fund investments	(321)	(92)
Sales of corporate and customer fund investments	133	490
Maturities of corporate and customer fund investments	637	456
Purchases of property and equipment	(64)	(147)
Originations and purchases of loans held for investment	(1,825)	(1,140)
Sales of loans originally classified as held for investment	246	—
Principal repayments of loans held for investment	924	709
Other	(407)	(32)
Net cash provided by (used in) investing activities	(677)	244
Cash flows from financing activities:
Proceeds from issuance of long-term debt, net of discount and issuance costs	—	3,956
Repayments of debt	—	(4,200)
Proceeds from borrowings under unsecured revolving credit facility	—	100
Repayments on borrowings under unsecured revolving credit facility	—	(100)
Proceeds from borrowings under secured revolving credit facilities	219	95
Repayments on borrowings under secured revolving credit facilities	—	(25)
Proceeds from issuance of stock under employee stock plans	175	169
Payments for employee taxes withheld upon vesting of restricted stock units	(436)	(430)
Cash paid for purchases of treasury stock	(1,274)	(1,135)
Dividends and dividend rights paid	(596)	(516)

Intuit Q2 Fiscal 2025 Form 10-Q	9

Net change in funds receivable and funds payable and amounts due to customers	(583)	2,921
Other	(4)	(2)
Net cash provided by (used in) financing activities	(2,499)	833
Effect of exchange rates on cash, cash equivalents, restricted cash, and restricted cash equivalents	(12)	(4)
Net increase (decrease) in cash, cash equivalents, restricted cash, and restricted cash equivalents	(1,757)	1,589
Cash, cash equivalents, restricted cash, and restricted cash equivalents at beginning of period	7,099	2,852
Cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period	$5,342	$4,441

Reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents reported within the condensed consolidated balance sheets to the total amounts reported on the condensed consolidated statements of cash flows
Cash and cash equivalents	$2,435	$1,474
Restricted cash and restricted cash equivalents included in funds receivable and amounts held for customers	2,907	2,967
Total cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period	$5,342	$4,441

Supplemental schedule of non-cash investing activities:
Transfers of loans originated or purchased as held for investment to held for sale	$248	$—
See accompanying notes.

Intuit Q2 Fiscal 2025 Form 10-Q	10

INTUIT INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Description of Business and Summary of Significant Accounting Policies

Description of Business
Intuit Inc. (Intuit, we, us, or our) helps consumers and small and mid-market businesses prosper by delivering financial management, compliance, and marketing products and services. We also provide specialized tax products to accounting professionals.
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
On August 1, 2024, we reorganized certain technology and customer success functions in our Global Business Solutions, Consumer, and ProTax segments that support and benefit our overall platform and are managed at that level rather than at the segment level. As a result of these reorganizations, costs associated with these functions are no longer included in segment operating income and are now included in other corporate expenses. For the three and six months ended January 31, 2024, we reclassified expenses totaling $350 million and $682 million from Global Business Solutions, $129 million and $194 million from Consumer, and $8 million and $16 million from ProTax to other corporate expenses, respectively, to conform to the current presentation. See Note 12, "Segment Information," for more information.
These unaudited condensed consolidated financial statements and accompanying notes should be read together with the audited consolidated financial statements in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2024. Results for the six months ended January 31, 2025 are not necessarily indicative of the results we expect for the fiscal year ending July 31, 2025 or any other future period.

Seasonality
Our Consumer and ProTax offerings have a significant and distinct seasonal pattern as sales and revenue from our income tax preparation products and services are typically heavily concentrated in the period from November through April. This seasonal pattern typically results in higher net revenues during our second and third quarters ending January 31 and April 30, respectively.

Significant Accounting Policies
We described our significant accounting policies in Note 1 to the financial statements in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2024. There have been no changes to our significant accounting policies during the first six months of fiscal 2025.

Intuit Q2 Fiscal 2025 Form 10-Q	11

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

Intuit Q2 Fiscal 2025 Form 10-Q	12

The following table presents the composition of shares used in the computation of basic and diluted net income per share for the periods indicated.

	Three Months Ended		Six Months Ended
(In millions, except per share amounts)	January 31, 2025	January 31, 2024	January 31, 2025	January 31, 2024
Numerator:
Net income	$471	$353	$668	$594

Denominator:
Shares used in basic per share amounts:
Weighted-average common shares outstanding	280	280	280	280

Shares used in diluted per share amounts:
Weighted-average common shares outstanding	280	280	280	280
Dilutive potential common equivalent shares from share-based awards	3	4	3	4
Dilutive weighted-average common shares outstanding	283	284	283	284

Basic and diluted net income per share:
Basic net income per share	$1.68	$1.26	$2.38	$2.12

Diluted net income per share	$1.67	$1.25	$2.36	$2.10

Shares excluded from diluted net income per share:
Weighted-average share-based awards that have been excluded from dilutive common equivalent shares outstanding due to their anti-dilutive effect	—	—	—	1

Deferred Revenue
We record deferred revenue when we have entered into a contract with a customer, and cash payments are received or due prior to transfer of control or satisfaction of the related performance obligation. During the three and six months ended January 31, 2025, we recognized revenue of $194 million and $718 million, respectively, that was included in deferred revenue at July 31, 2024. During the three and six months ended January 31, 2024, we recognized revenue of $167 million and $805 million, respectively, that was included in deferred revenue at July 31, 2023.
Our performance obligations are generally satisfied within 12 months of the initial contract date. As of January 31, 2025 and July 31, 2024, the deferred revenue balance related to performance obligations that will be satisfied after 12 months was $3 million and $4 million, respectively, and is included in other long-term obligations on our condensed consolidated balance sheets.

Concentration of Credit Risk and Significant Customers
No customer accounted for 10% or more of total net revenue in the three or six months ended January 31, 2025 or January 31, 2024. No customer accounted for 10% or more of gross accounts receivable at January 31, 2025 or July 31, 2024.

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

Intuit Q2 Fiscal 2025 Form 10-Q	13

Income Tax - In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures." This standard requires additional disclosures related to the income tax rate reconciliation, income taxes paid by jurisdiction, and other income tax-related disclosures. The standard is effective for fiscal years beginning after December 15, 2024, which means that it will be effective for us for the fiscal year ending July 31, 2026. Early adoption is permitted on either a prospective or retrospective basis. We are currently evaluating the impact of our pending adoption of ASU 2023-09 on our consolidated financial statements and related disclosures.
Income Statement - Expense Disaggregation - In November 2024, the FASB issued ASU 2024-03, "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses," and in January 2025, the FASB issued ASU 2025-01, "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date," which clarified the effective date of ASU 2024-03. This standard requires entities to disaggregate operating expenses into specific categories such as employee compensation, depreciation, and intangible asset amortization, by relevant expense caption on the statement of operations. The standard is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, which means that it will be effective for our annual reporting for the fiscal year ending July 31, 2028 and for interim period reporting beginning in fiscal 2029. Early adoption is permitted on either a prospective or retrospective basis. We are currently evaluating the impact of our pending adoption of ASU 2024-03 on our consolidated financial statements and related disclosures.

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

Intuit Q2 Fiscal 2025 Form 10-Q	14

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table summarizes financial assets and financial liabilities that we measured at fair value on a recurring basis at the dates indicated, classified in accordance with the fair value hierarchy described above.

	January 31, 2025			July 31, 2024
(In millions)	Level 1	Level 2	Total Fair Value	Level 1	Level 2	Total Fair Value
Assets:
Cash equivalents, primarily money market funds	$1,193	$—	$1,193	$2,538	$—	$2,538
Available-for-sale debt securities:
Corporate notes	—	159	159	—	456	456
U.S. agency securities	—	15	15	—	159	159
Total available-for-sale debt securities	—	174	174	—	615	615
Total assets measured at fair value on a recurring basis	$1,193	$174	$1,367	$2,538	$615	$3,153
The following table summarizes our cash equivalents and available-for-sale debt securities by balance sheet classification and level in the fair value hierarchy at the dates indicated.

	January 31, 2025			July 31, 2024
(In millions)	Level 1	Level 2	Total Fair Value	Level 1	Level 2	Total Fair Value
Cash equivalents:
In cash and cash equivalents	$1,171	$—	$1,171	$2,538	$—	$2,538
In funds receivable and amounts held for customers	22	—	22	—	—	—
Total cash equivalents	$1,193	$—	$1,193	$2,538	$—	$2,538
Available-for-sale debt securities:
In investments	$—	$24	$24	$—	$465	$465
In funds receivable and amounts held for customers	—	150	150	—	150	150
Total available-for-sale debt securities	$—	$174	$174	$—	$615	$615
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
Financial assets whose fair values we measure using Level 3 inputs consist of notes receivable held for sale. These loans are recorded at the lower of cost or fair value. As of January 31, 2025 and July 31, 2024, total notes receivable held for sale were not material and the difference between amortized cost and fair value was not material.
Financial liabilities whose fair values we measure using Level 2 inputs consist of senior unsecured notes. We measure the fair value of our senior unsecured notes based on their trading prices and the interest rates we could obtain for other borrowings with similar terms. At the reporting periods ended January 31, 2025 and July 31, 2024, the total estimated fair value of the senior unsecured notes was $5.4 billion and $5.5 billion, respectively. At each of the reporting periods ended January 31, 2025 and July 31, 2024, the carrying value of the senior unsecured notes was $5.5 billion. See Note 6, “Debt,” for more information.
There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the six months ended January 31, 2025.

Intuit Q2 Fiscal 2025 Form 10-Q	15

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
Long-term investments primarily include non-marketable equity securities in privately-held companies that do not have a readily determinable fair value. They are accounted for at cost and adjusted based on observable price changes from orderly transactions for identical or similar investments of the same issuer, or impairment. These investments are classified as Level 3 in the fair value hierarchy because we estimate the value of these investments using a valuation method based on observable transaction price changes at the transaction date. We recognized $8 million of upward adjustments during the three and six months ended January 31, 2025. We recognized $4 million of upward adjustments during the three and six months ended January 31, 2024. Downward adjustments recognized during the three and six months ended January 31, 2025 amounted to $9 million and $51 million, respectively. We recognized no downward adjustments during the three and six months ended January 31, 2024. Cumulative upward adjustments amounted to $82 million, and cumulative downward adjustments, including impairments, amounted to $69 million through January 31, 2025 for measurement alternative investments held as of January 31, 2025. The carrying value of long-term investments on our condensed consolidated balance sheets was $88 million and $131 million at January 31, 2025 and July 31, 2024, respectively.

3. Cash and Cash Equivalents, Investments, and Funds Receivable and Amounts Held for Customers
We consider highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. In all periods presented, cash equivalents consist primarily of money market funds. Investments consist primarily of investment-grade available-for-sale debt securities. Funds receivable and amounts held for customers represent funds receivable from third-party payment processors for customer transactions, funds in transit to our customers, and funds held on behalf of our customers that are invested in cash and cash equivalents and investment-grade available-for-sale securities, restricted for use solely for the purpose of satisfying amounts we owe on behalf of our customers. Our obligations with respect to funds we transmit on behalf of our customers are satisfied when the funds are settled in the customers' accounts. These obligations, including funds in transit to our customers, are reflected in funds payable and amounts due to customers in the accompanying condensed consolidated balance sheets.
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

	January 31, 2025		July 31, 2024
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Classification on condensed consolidated balance sheets:
Cash and cash equivalents	$2,435	$2,435	$3,609	$3,609
Investments	24	24	465	465
Funds receivable and amounts held for customers	3,334	3,334	3,921	3,921
Total cash and cash equivalents, investments, and funds receivable and amounts held for customers	$5,793	$5,793	$7,995	$7,995

Intuit Q2 Fiscal 2025 Form 10-Q	16

The following table summarizes our cash and cash equivalents, investments, and relevant portion of funds receivable and amounts held for customers by investment category at the dates indicated. As of January 31, 2025 and July 31, 2024, this excludes $277 million and $281 million, respectively, of funds receivable on our condensed consolidated balance sheets in funds receivable and amounts held for customers that were not measured and recorded at fair value.

	January 31, 2025		July 31, 2024
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Type of issue:
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$5,342	$5,342	$7,099	$7,099
Available-for-sale debt securities:
Corporate notes	158	159	456	456
U.S. agency securities	16	15	159	159
Total available-for-sale debt securities	174	174	615	615
Total cash, cash equivalents, restricted cash, restricted cash equivalents, and investments	$5,516	$5,516	$7,714	$7,714
We use the specific identification method to compute gains and losses on investments. We include realized gains and losses on our available-for-sale debt securities in interest and other income, net in our condensed consolidated statements of operations. Gross realized gains and losses on our available-for-sale debt securities for the six months ended January 31, 2025 and January 31, 2024 were not material.
We accumulate unrealized gains and losses on our available-for-sale debt securities, net of tax, in accumulated other comprehensive income or loss in the stockholders’ equity section of our condensed consolidated balance sheets, except for certain unrealized losses described below. Gross unrealized gains and losses on our available-for-sale debt securities at January 31, 2025 and July 31, 2024 were not material.
For available-for-sale debt securities in an unrealized loss position, we determine whether a credit loss exists. The estimate of the credit loss is determined by considering available information relevant to the collectibility of the security and information about past events, current conditions, and reasonable and supportable forecasts. The allowance for credit loss is recorded to interest and other income, net in our condensed consolidated statements of operations, not to exceed the amount of the unrealized loss. Any excess unrealized loss greater than the allowance for credit loss at a security level is recognized in accumulated other comprehensive income or loss in the stockholders' equity section of our condensed consolidated balance sheets. We determined there were no credit losses related to available-for-sale debt securities as of January 31, 2025. Unrealized losses on available-for-sale debt securities at January 31, 2025 were not material. We do not intend to sell these investments. In addition, it is more likely than not that we will not be required to sell them before recovery of the amortized cost basis, which may be at maturity.
The following table summarizes our available-for-sale debt securities, included in investments and relevant portion of funds receivable and amounts held for customers, classified by the stated maturity date of the security at the dates indicated.

	January 31, 2025		July 31, 2024
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$72	$71	$517	$516
Due within two years	57	58	55	56
Due within three years	45	45	43	43
Total available-for-sale debt securities	$174	$174	$615	$615

Intuit Q2 Fiscal 2025 Form 10-Q	17

The following table summarizes our funds receivable and amounts held for customers by asset category at the dates indicated.

(In millions)	January 31, 2025	July 31, 2024
Restricted cash and restricted cash equivalents	$2,907	$3,490
Restricted available-for-sale debt securities and funds receivable	427	431
Total funds receivable and amounts held for customers	$3,334	$3,921

(In millions)	January 31, 2024	July 31, 2023
Restricted cash and restricted cash equivalents	$2,967	$4
Restricted available-for-sale debt securities and funds receivable	423	416
Total funds receivable and amounts held for customers	$3,390	$420

4. Notes Receivable and Allowances for Credit Losses
As of January 31, 2025, our notes receivable portfolio consisted of notes receivable held for investment, including term loans to small businesses and refund advance loans to consumers, and notes receivable held for sale, including term loans to small businesses. We classify loans as notes receivable held for investment when we have both the intent and ability to hold until maturity or payoff. We classify loans as notes receivable held for sale when we have the intent and ability to sell substantially all of our rights, title, and interests in these qualified loans to a third-party investor. A loan that is initially designated as held for sale or held for investment may be reclassified when our intent for that loan changes. When a loan held for investment is reclassified to held for sale and recorded at the lower of amortized cost or fair value, the related allowance for credit loss for that loan is released, and any adjustment to record the loan at the lower of amortized cost or fair value is recorded.

Notes Receivable Held for Investment
Term loans to small businesses. We provide financing to small businesses via term loans that we originate directly or through an originating bank partner. During the six months ended January 31, 2025 and January 31, 2024, we purchased term loans from our originating bank partner with principal balances in the amount of $1.5 billion and $748 million, respectively. As of January 31, 2025, we had commitments to purchase $25 million in term loans that were originated on or prior to January 31, 2025.
The term loans are not secured and are recorded at amortized cost, which includes unpaid principal balances, deferred origination costs, and any related discount or premium, net of allowances for credit losses. As of January 31, 2025 and July 31, 2024, the net notes receivable held for investment balance for term loans to small businesses was $1.2 billion and $912 million, respectively. The current portion is included in notes receivable held for investment and the long-term portion is included in other assets on our condensed consolidated balance sheets.
We maintain an allowance for credit losses on loans held for investment to reserve for lifetime expected credit losses in the loan portfolio. The allowance for credit losses is determined based on our current estimate of lifetime expected credit losses, historical credit losses, estimates of recoveries, and future expectations as of each balance sheet date. We evaluate the creditworthiness of our term loan portfolio on a pooled basis due to its composition of loans with similar general credit risk and characteristics. The allowance is subjective and requires management estimates, including such factors as known and inherent risks in the loan portfolio, historical losses, adverse situations that may affect borrowers' ability to repay, and current and forecasted economic conditions. Expected credit losses are measured based on a loss forecasting model and calculated by applying loss curves derived from loan level risk segment and term mixes, aggregated at monthly loan vintages. Loss curves are estimated based on a combination of empirical loss curve data and management judgment. The methodologies are updated periodically to reflect factors such as actual loan performance and changes in assumptions based on loan risk characteristics. We use empirical data and management judgment to estimate losses for new credit tests or products for which we do not have enough history. When available information confirms that the specific loans or portions thereof are uncollectible, identified amounts are charged off against the allowance for credit losses. Loans are charged off in accordance with our charge-off policy, as the contractual principal becomes 120 days past due or meets other charge-off policy requirements. Subsequent recoveries of the unpaid principal balance, if any, are credited to the allowance for credit losses. As of January 31, 2025 and July 31, 2024, the allowances for credit losses were not material. During the six months ended January 31, 2025 and January 31, 2024, the amount of charge-offs recorded and the amount of recoveries on term loans to small businesses were not material.
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

Intuit Q2 Fiscal 2025 Form 10-Q	18

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
Refund Advance Loans. Refund advance loans are loans available to eligible TurboTax customers based on a customer's anticipated income tax refund, at no cost to the customer. The loans are repaid from the customer's income tax refund, which is generally received within three to four weeks after acceptance of the customer's income tax return by the Internal Revenue Service (IRS). We partner with third-party issuing banks to originate the loans and subsequently purchase full participating interests in those loans. The refund advance loans are not secured and are recorded at amortized cost, net of an allowance for credit losses. As of January 31, 2025 and July 31, 2024, the net notes receivable balances for refund advance loans were $268 million and $4 million, respectively. As of January 31, 2025, we had commitments to purchase $30 million in refund advance loans that were originated on or prior to January 31, 2025. We maintain an allowance for credit losses to reserve for potentially uncollectible loans. We estimate the allowance based on expected funding of refunds by the IRS using historical trends. When we determine that any amounts are uncollectible, we charge them off against the allowance. As of January 31, 2025 and July 31, 2024, the allowances for credit losses on refund advance loans were not material.

Notes Receivable Held for Sale
Term loans to small businesses. We have entered into two forward flow arrangements that facilitate the sale of participation interests in unsecured term loans to small businesses.
In August 2023, we entered into a forward flow arrangement with an institutional investor (2023 Forward Flow Agreement), which has since been amended, most recently in January 2025. Pursuant to the amended 2023 Forward Flow Agreement, we have a commitment to sell to the institutional investor a minimum of approximately $8 million monthly and $350 million cumulatively in participation interests in unsecured term loans to small businesses over four years, subject to certain eligibility criteria. As of January 31, 2025, we have met the cumulative commitment to sell term loans under this arrangement, and the remaining monthly commitments total $225 million through July 31, 2027.
In January 2025, we entered into a forward flow arrangement with an institutional investor (2025 Forward Flow Agreement) that terminates on July 23, 2029. Pursuant to the 2025 Forward Flow Agreement, we have a commitment to sell to the institutional investor a minimum of $300 million in participation interests in unsecured term loans to small businesses over the first 18 months of the arrangement, subject to certain eligibility criteria. The 2025 Forward Flow Agreement also includes monthly commitments that vary based on certain conditions, up to a maximum of $45 million. As of January 31, 2025, the remaining cumulative commitment totals $300 million.
Notes receivable held for sale are recorded at the lower of amortized cost or fair value determined on an individual loan basis. We recognize a gain or loss on sale of loans sold to third parties by calculating the difference between the proceeds received and the carrying value of the loans sold. As of January 31, 2025 and July 31, 2024, the balances of notes receivable held for sale were $14 million and $3 million, respectively, and are included in notes receivable held for sale on our condensed consolidated balance sheets. Total sales of term loans during the six months ended January 31, 2025 and January 31, 2024 amounted to $237 million and $74 million, respectively. For the three and six months ended January 31, 2025 and January 31, 2024, gains on sales of loans were not material.

Intuit Q2 Fiscal 2025 Form 10-Q	19

5. Acquired Intangible Assets
The following table shows the cost, accumulated amortization, and weighted-average life in years for our acquired intangible assets at the dates indicated. The weighted-average lives are calculated for assets that are not fully amortized.

(Dollars in millions)	Customer Lists / User Relationships	Purchased Technology	Trade Names and Logos	Total

At January 31, 2025:
Cost	$6,195	$1,648	$680	$8,523
Accumulated amortization	(1,819)	(979)	(220)	(3,018)
Acquired intangible assets, net	$4,376	$669	$460	$5,505
Weighted-average life in years	14	8	13	13

At July 31, 2024:
Cost	$6,196	$1,648	$680	$8,524
Accumulated amortization	(1,605)	(905)	(194)	(2,704)
Acquired intangible assets, net	$4,591	$743	$486	$5,820
Weighted-average life in years	14	8	13	13
The following table shows the expected future amortization expense for our acquired intangible assets at January 31, 2025. Amortization of purchased technology is charged to amortization of acquired technology in our condensed consolidated statements of operations. Amortization of other acquired intangible assets, such as customer lists, is charged to amortization of other acquired intangible assets in our condensed consolidated statements of operations. If impairment events occur, they could accelerate the timing of acquired intangible asset charges.

(In millions)	Expected Future Amortization Expense
Fiscal year ending July 31,
2025 (excluding the six months ended January 31, 2025)	$315
2026	627
2027	602
2028	586
2029	581
Thereafter	2,794
Total expected future amortization expense	$5,505

Intuit Q2 Fiscal 2025 Form 10-Q	20

6. Debt
The carrying value of our debt was as follows at the dates indicated:

(Dollars in millions)	January 31, 2025	July 31, 2024	Effective Interest Rate
Senior unsecured notes issued June 2020:
0.950% notes due July 2025	$500	$500	1.127%
1.350% notes due July 2027	500	500	1.486%
1.650% notes due July 2030	500	500	1.767%
Senior unsecured notes issued September 2023:
5.250% notes due September 2026	750	750	5.325%
5.125% notes due September 2028	750	750	5.258%
5.200% notes due September 2033	1,250	1,250	5.312%
5.500% notes due September 2053	1,250	1,250	5.576%
Secured revolving credit facilities	804	585
Total principal balance of debt	6,304	6,085
Unamortized discount and debt issuance costs	(44)	(47)
Net carrying value of debt	$6,260	$6,038

Short-term debt	$500	$499
Long-term debt	$5,760	$5,539
Future principal payments for debt at January 31, 2025 were as shown in the table below.

(In millions)	Future Principal Payments
Fiscal year ending July 31,
2025 (excluding the six months ended January 31, 2025)	$500
2026	—
2027	1,550
2028	—
2029	1,254
Thereafter	3,000
Total future principal payments for debt	$6,304

Senior Unsecured Notes
2020 Notes. In June 2020, we issued four series of senior unsecured notes (together, the 2020 Notes) pursuant to a public debt offering. The proceeds from the issuance were $1.98 billion, net of debt discount of $2 million and debt issuance costs of $15 million. As of January 31, 2025, $1.5 billion of the 2020 Notes remained outstanding.
Interest is payable semiannually on January 15 and July 15 of each year. The discount and debt issuance costs are amortized to interest expense using the effective interest method over the term of the 2020 Notes. We paid $10 million in interest on the 2020 Notes during each of the six months ended January 31, 2025 and 2024.
The 2020 Notes are senior unsecured obligations of Intuit and rank equally with all existing and future unsecured and unsubordinated indebtedness of Intuit and are redeemable by us at any time, subject to a make-whole premium. Upon the occurrence of change of control transactions that are accompanied by certain downgrades in the credit ratings of the 2020 Notes, we will be required to repurchase the 2020 Notes at a repurchase price equal to 101% of the aggregate outstanding principal plus any accrued and unpaid interest to but not including the date of repurchase. The indenture governing the 2020 Notes requires us to comply with certain covenants. For example, the 2020 Notes limit our ability to create certain liens and enter into sale and leaseback transactions. As of January 31, 2025, we were compliant with all covenants governing the 2020 Notes.

Intuit Q2 Fiscal 2025 Form 10-Q	21

2023 Notes. In September 2023, we issued four series of senior unsecured notes (together, the 2023 Notes) pursuant to a public debt offering. The proceeds from the issuance were $3.96 billion, net of debt discount of $20 million and debt issuance costs of $24 million, and were used, together with operating cash, to repay the outstanding balance on our unsecured term loan. As of January 31, 2025, $4.0 billion of the 2023 Notes remained outstanding.
Interest is payable semiannually on March 15 and September 15 of each year. The discount and debt issuance costs are amortized to interest expense using the effective interest method over the term of the 2023 Notes. We paid $106 million in interest on the 2023 Notes during the six months ended January 31, 2025, and no interest during the six months ended January 31, 2024.
The 2023 Notes are senior unsecured obligations of Intuit and rank equally with all existing and future unsecured and unsubordinated indebtedness of Intuit and are redeemable by us at any time, subject to a make-whole premium. The indenture governing the 2023 Notes requires us to comply with certain covenants. For example, the 2023 Notes limit our ability to create certain liens and enter into sale and leaseback transactions. As of January 31, 2025, we were compliant with all covenants governing the 2023 Notes.

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
The 2024 Credit Facility includes customary affirmative and negative covenants, including a financial covenant that requires us to maintain a ratio of total gross debt to earnings before interest, taxes, depreciation, and amortization (EBITDA), as defined in the agreement, of not greater than 4.00 to 1.00 as measured on a rolling twelve month basis as of the last day of each fiscal quarter. As of January 31, 2025, we were compliant with all covenants governing the 2024 Credit Facility. At January 31, 2025, no amounts were outstanding under the 2024 Credit Facility. We paid no interest on the 2024 Credit Facility during the six months ended January 31, 2025.
2025 Credit Facility. On January 30, 2025, we entered into a credit agreement with certain lenders providing for a $4.5 billion unsecured short-term revolving credit facility that matures on April 30, 2025 (2025 Credit Facility) to fund a portion of our TurboTax 5-day early refund offering.
Advances under the 2025 Credit Facility accrue interest at a rate equal to, at our election, either (i) the alternate base rate plus a margin of 0.125%, or (ii) the adjusted daily simple SOFR or term SOFR plus a margin of 1.125%. Unused portions of the commitment accrue a fee of 0.10% per annum.
The 2025 Credit Facility includes customary affirmative and negative covenants, including a financial covenant that requires us to maintain a ratio of total gross debt to EBITDA, as defined in the agreement, of not greater than 4.00 to 1.00 as measured on a rolling twelve month basis as of the last day of each fiscal quarter. As of January 31, 2025, we were compliant with all covenants governing the 2025 Credit Facility. As of January 31, 2025, we have not borrowed any amounts under the 2025 Credit Facility. We paid no interest on the 2025 Credit Facility during the six months ended January 31, 2025.

Secured Revolving Credit Facilities
2019 Secured Facility. On February 19, 2019, a subsidiary of Intuit entered into a secured revolving credit facility with a lender to fund the lending products and services we offer to qualified small businesses (the 2019 Secured Facility). The 2019 Secured Facility is secured by cash and receivables of the subsidiary and is non-recourse to Intuit Inc. We have entered into several amendments to this facility, most recently on January 31, 2025. These amendments primarily increase the facility limit, extend the commitment term and final maturity date, and update the benchmark interest rate. Under the amended 2019 Secured Facility, the facility limit is $500 million, of which $300 million is committed and $200 million is uncommitted. Advances accrue interest at adjusted daily simple SOFR plus 1.25%. Unused portions of the committed credit facility accrue a fee at a rate ranging from 0.25% to 0.75%, depending on the total unused committed balance. The commitment term is through August 31, 2027, and the final maturity date is August 31, 2028. The agreement includes certain affirmative and negative covenants, including financial covenants that require the subsidiary to maintain specified financial ratios. As of January 31, 2025, we were compliant with all covenants governing the 2019 Secured Facility. At January 31, 2025, $395 million was outstanding under the 2019 Secured Facility and the weighted-average interest rate was 5.73%. The outstanding balance is secured by cash and receivables of the subsidiary totaling $1.4 billion as of January 31, 2025. Interest on the 2019 Secured Facility is payable

Intuit Q2 Fiscal 2025 Form 10-Q	22

monthly. We paid $11 million and $10 million in interest on the 2019 Secured Facility during the six months ended January 31, 2025 and 2024, respectively.
2022 Secured Facility. On October 12, 2022, another subsidiary of Intuit entered into a secured revolving credit facility with a lender to fund the lending products and services we offer to qualified small businesses (the 2022 Secured Facility). The 2022 Secured Facility is secured by cash and receivables of the subsidiary and is non-recourse to Intuit Inc. We have entered into several amendments to this facility, most recently on April 30, 2024. These amendments primarily extend the commitment term and final maturity date and increase the commitment amount. Under the amended 2022 Secured Facility, the facility limit is $500 million, of which $300 million is committed and $200 million is uncommitted. Advances accrue interest at SOFR plus 1.3%. Unused portions of the committed credit facility accrue a fee at a rate ranging from 0.2% to 0.4%, depending on the total unused committed balance. The commitment term is through April 30, 2026, and the final maturity date is April 30, 2027. The agreement includes certain affirmative and negative covenants, including financial covenants that require the subsidiary to maintain specified financial ratios. As of January 31, 2025, we were compliant with all covenants governing the 2022 Secured Facility. At January 31, 2025, $300 million was outstanding under the 2022 Secured Facility and the weighted-average interest rate was 5.68%. The outstanding balance is secured by cash and receivables of the subsidiary totaling $930 million as of January 31, 2025. Interest on the 2022 Secured Facility is payable monthly. We paid $10 million and $5 million in interest on the 2022 Secured Facility during the six months ended January 31, 2025 and 2024, respectively.
2024 Secured Facility. On November 1, 2024, another subsidiary of Intuit entered into a secured revolving credit facility with a lender to fund the lending products and services we offer to qualified small businesses (the 2024 Secured Facility). The 2024 Secured Facility is secured by cash and receivables of the subsidiary and is non-recourse to Intuit Inc. Under the 2024 Secured Facility, the facility limit is $300 million, of which $150 million is committed and $150 million is uncommitted. Advances accrue interest at SOFR plus 1.15%. Unused portions of the committed credit facility accrue a fee at a rate ranging from 0.2% to 0.4%, depending on the total unused committed balance. The commitment term is through November 1, 2027, and the final maturity date is November 1, 2028. The agreement includes certain affirmative and negative covenants, including financial covenants that require the subsidiary to maintain specified financial ratios. As of January 31, 2025, we were compliant with all covenants governing the 2024 Secured Facility. At January 31, 2025, $109 million was outstanding under the 2024 Secured Facility and the weighted-average interest rate was 5.61%, which includes the fee on the unused committed portion. The outstanding balance is secured by cash and receivables of the subsidiary totaling $244 million as of January 31, 2025. Interest on the 2024 Secured Facility is payable monthly. Interest paid on the 2024 Secured Facility during the six months ended January 31, 2025 was not significant.
Subsequent to January 31, 2025, the committed limit of the 2024 Secured Facility was increased to $300 million and the uncommitted limit was reduced to zero.

Commercial Paper Program
Under our established commercial paper program, we may issue and sell unsecured short-term promissory notes (commercial paper) up to $1.5 billion. The maturities of the commercial paper may vary but not exceed 397 days from the date of issuance. At each of the periods ended January 31, 2025 and July 31, 2024, no amounts were outstanding under this program.
Subsequent to January 31, 2025, we increased the capacity of our commercial paper program from $1.5 billion to $2.0 billion on a temporary basis to be available for any seasonal working capital needs. In February 2025, we also began to issue commercial paper under this program, and as of February 25, 2025, there was $1.8 billion in commercial paper outstanding, all of which is short term.

Intuit Q2 Fiscal 2025 Form 10-Q	23

7. Other Liabilities and Commitments

Other Current Liabilities
Other current liabilities were as follows at the dates indicated:

(In millions)	January 31, 2025	July 31, 2024
Executive deferred compensation plan liabilities	$230	$207
Interest payable	85	84
Reserve for returns, credits, and promotional discounts	81	40
Current portion of operating lease liabilities	59	71
Sales, property, and other taxes	59	47
Income taxes payable	30	8
Other	115	100
Total other current liabilities	$659	$557
The balances of several of our other current liabilities, particularly our reserves for returns, credits, and promotional discounts, are affected by the seasonality of our business. See Note 1, “Description of Business and Summary of Significant Accounting Policies – Seasonality,” for more information.

Other Long-Term Obligations
Other long-term obligations were as follows at the dates indicated:

(In millions)	January 31, 2025	July 31, 2024
Income tax liabilities	$159	$157
Dividends payable	19	19
Deferred income tax liabilities	10	3
Deferred revenue	3	4
Other	30	25
Total other long-term obligations	$221	$208

Unconditional Purchase Obligations
We describe our unconditional purchase obligations in Note 9 to the financial statements in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2024. In December 2024, we amended an existing cloud services agreement to extend the term through 2032. Under the amended agreement, we have an annual minimum purchase commitment that ranges from $256 million to $411 million per contract year, and a total minimum purchase commitment of $3.5 billion over the eight-year term. There were no other significant changes outside the ordinary course of business in our purchase obligations during the six months ended January 31, 2025.

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

Intuit Q2 Fiscal 2025 Form 10-Q	24

The components of lease expense were as follows:

	Three Months Ended		Six Months Ended
(In millions)	January 31, 2025	January 31, 2024	January 31, 2025	January 31, 2024
Operating lease cost (1)	$25	$26	$54	$52
Variable lease cost	5	6	10	12
Sublease income	(3)	(3)	(6)	(6)
Total net lease cost	$27	$29	$58	$58
(1)    Includes short-term leases, which were not material for each of the three and six months ended January 31, 2025 and 2024.
Supplemental cash flow information related to operating leases was as follows:

	Six Months Ended
(In millions)	January 31, 2025	January 31, 2024
Cash paid for amounts included in the measurement of operating lease liabilities	$57	$42
Right-of-use assets obtained in exchange for operating lease liabilities	$151	$22
Other information related to operating leases was as follows at the dates indicated:

	January 31, 2025	July 31, 2024
Weighted-average remaining lease term for operating leases	8.2 years	7.7 years
Weighted-average discount rate for operating leases	3.7%	3.3%

Future minimum lease payments under non-cancellable operating leases as of January 31, 2025 were as follows:

(In millions)	Operating Leases (1)
Fiscal year ending July 31,
2025 (excluding the six months ended January 31, 2025)	$29
2026	97
2027	95
2028	88
2029	91
Thereafter	346
Total future minimum lease payments	746
Less imputed interest	(114)
Present value of lease liabilities	$632
(1)    Non-cancellable sublease proceeds for the remainder of the fiscal year ending July 31, 2025 and the fiscal years ending July 31, 2026, 2027, 2028, 2029, and thereafter of $2 million, $4 million, $4 million, $3 million, $3 million, and $3 million, respectively, are not included in the table above.
Supplemental balance sheet information related to operating leases was as follows at the dates indicated:

(In millions)	January 31, 2025	July 31, 2024

Operating lease right-of-use assets	$518	$411

Other current liabilities	$59	$71
Operating lease liabilities	573	458
Total operating lease liabilities	$632	$529
As of January 31, 2025, we have an additional operating lease of $98 million for office facilities that has not yet commenced and therefore is not reflected on the condensed consolidated balance sheets nor in the tables above. This lease is expected to commence in fiscal year 2025 with a lease term of 10 years.

Intuit Q2 Fiscal 2025 Form 10-Q	25

9. Income Taxes

Effective Tax Rate
We compute our provision for or benefit from income taxes by applying the estimated annual effective tax rate to income or loss from recurring operations and adding the effects of any discrete income tax items specific to the period.
For the three and six months ended January 31, 2025, we recognized excess tax benefits on share-based compensation of $29 million and $57 million, respectively, in our provision for income taxes. For the three and six months ended January 31, 2024, we recognized excess tax benefits on share-based compensation of $56 million and $83 million, respectively, in our provision for income taxes.
Our effective tax rates for the three and six months ended January 31, 2025 were approximately 17% and 15%, respectively. Excluding discrete tax items primarily related to share-based compensation, our effective tax rate for both periods was approximately 24%. The difference from the federal statutory rate of 21% was primarily due to state income taxes and non-deductible share-based compensation, which were partially offset by the tax benefit we received from the federal research and experimentation credit.
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

Unrecognized Tax Benefits and Other Considerations
The total amount of our unrecognized tax benefits at July 31, 2024 was $327 million. If we were to recognize these net benefits, our income tax expense would reflect a favorable net impact of $210 million. There were no material changes to these amounts during the six months ended January 31, 2025. We do not believe that it is reasonably possible that there will be a significant increase or decrease in our unrecognized tax benefits over the next 12 months.
We offset a $66 million long-term liability for uncertain tax positions against our long-term income tax receivable at each of the reporting periods ended January 31, 2025 and July 31, 2024. The long-term income tax receivable at January 31, 2025 and July 31, 2024 was primarily related to the government’s approval of a method of accounting change request for fiscal 2018.

10. Stockholders’ Equity

Stock Repurchase Programs and Treasury Shares
Intuit’s Board of Directors has authorized a series of common stock repurchase programs. Shares of common stock repurchased under these programs become treasury shares. During the six months ended January 31, 2025, we repurchased a total of 2.0 million shares for $1.3 billion under these programs. Included in this amount were $13 million of repurchases, which occurred in late January 2025 and settled in early February 2025. On August 20, 2024, our Board of Directors approved an increase in the authorization under the existing stock repurchase program under which we are authorized to repurchase up to an additional $3 billion of our common stock. At January 31, 2025, we had authorization from our Board of Directors for up to $3.6 billion in stock repurchases. Future stock repurchases under the current program are at the discretion of management, and authorization of future stock repurchase programs is subject to the final determination of our Board of Directors.
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

Intuit Q2 Fiscal 2025 Form 10-Q	26

Dividends on Common Stock
During the six months ended January 31, 2025, we declared quarterly cash dividends that totaled $2.08 per share of outstanding common stock for a total of $598 million. In February 2025, our Board of Directors declared a quarterly cash dividend of $1.04 per share of outstanding common stock payable on April 18, 2025 to stockholders of record at the close of business on April 10, 2025. Future declarations of dividends and the establishment of future record dates and payment dates are subject to the final determination of our Board of Directors.

Share-Based Compensation Expense
The following table summarizes the total share-based compensation expense that we recorded in operating income for the periods shown.

	Three Months Ended		Six Months Ended
(In millions)	January 31, 2025	January 31, 2024	January 31, 2025	January 31, 2024
Cost of revenue	$110	$101	$221	$202
Selling and marketing	136	125	273	248
Research and development	161	162	322	323
General and administrative	91	87	193	197
Total share-based compensation expense	$498	$475	$1,009	$970

Share-Based Awards Available for Grant
A summary of share-based awards available for grant under our plans for the six months ended January 31, 2025 was as follows:

(Shares in thousands)	Shares Available for Grant
Balance at July 31, 2024	27,317
Restricted stock units granted (1)	(1,788)
Options granted	—
Share-based awards canceled/forfeited/expired (1) (2)	3,940
Balance at January 31, 2025	29,469
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

Restricted Stock Unit and Restricted Stock Activity
A summary of RSU and restricted stock activity for the six months ended January 31, 2025 was as follows:

(Shares in thousands)	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested at July 31, 2024	10,924	$496.64
Granted	777	644.72
Vested	(1,713)	484.55
Forfeited	(980)	420.58
Nonvested at January 31, 2025	9,008	$519.99
At January 31, 2025, there was approximately $4.1 billion of unrecognized compensation cost related to non-vested RSUs and restricted stock with a weighted-average vesting period of 2.7 years. We adjust unrecognized compensation cost for actual forfeitures as they occur.

Intuit Q2 Fiscal 2025 Form 10-Q	27

Stock Option Activity
A summary of stock option activity for the six months ended January 31, 2025 was as follows:

	Options Outstanding
(Shares in thousands)	Number of Shares	Weighted- Average Exercise Price Per Share
Balance at July 31, 2024	1,772	$449.66
Granted	—	—
Exercised	(331)	315.61
Canceled or expired	(56)	482.41
Balance at January 31, 2025	1,385	$480.33

Exercisable at January 31, 2025	725	$415.18
At January 31, 2025, there was approximately $100 million of unrecognized compensation cost related to non-vested stock options with a weighted-average vesting period of 2.8 years. We adjust unrecognized compensation cost for actual forfeitures as they occur.

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

Intuit Q2 Fiscal 2025 Form 10-Q	28

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
On August 1, 2024, we reorganized certain technology and customer success functions in our Global Business Solutions, Consumer, and ProTax segments that support and benefit our overall platform and are managed at that level rather than at the segment level. As a result of these reorganizations, costs associated with these functions are no longer included in segment operating income and are now included in other corporate expenses. For the three and six months ended January 31, 2024, we reclassified expenses totaling $350 million and $682 million from Global Business Solutions, $129 million and $194 million from Consumer, and $8 million and $16 million from ProTax to other corporate expenses, respectively, to conform to the current presentation.

Global Business Solutions: This segment serves small and mid-market businesses around the world, and the accounting professionals who assist and advise them. Our QuickBooks offerings include financial and business management online services and desktop software, payroll solutions, time tracking, merchant payment processing and bill pay solutions, checking accounts through an FDIC member bank partner, financing for small and mid-market businesses, and bookkeeping services. Our Mailchimp offerings include marketing automation and customer relationship management.
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

All of our segments operate primarily in the U.S. and sell primarily to customers in the U.S. Total international net revenue was approximately 9% of consolidated net revenue for each of the three and six months ended January 31, 2025, respectively. Total international net revenue was approximately 9% and 10% for the three and six months ended January 31, 2024, respectively.
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

Intuit Q2 Fiscal 2025 Form 10-Q	29

The following table shows our financial results by reportable segment for the periods indicated.

	Three Months Ended		Six Months Ended
(In millions)	January 31, 2025	January 31, 2024	January 31, 2025	January 31, 2024
Net revenue:
Global Business Solutions	$2,671	$2,245	$5,215	$4,589
Consumer	509	492	685	679
Credit Karma	511	375	1,035	780
ProTax	272	274	311	316
Total net revenue	$3,963	$3,386	$7,246	$6,364

Operating income:
Global Business Solutions	$2,049	$1,673	$4,048	$3,497
Consumer	229	263	305	395
Credit Karma	168	64	348	170
ProTax	249	255	269	277
Total segment operating income	2,695	2,255	4,970	4,339
Unallocated corporate items:
Share-based compensation expense	(498)	(475)	(1,009)	(970)
Other corporate expenses	(1,443)	(1,255)	(2,770)	(2,379)
Amortization of acquired technology	(37)	(36)	(74)	(74)
Amortization of other acquired intangible assets	(120)	(120)	(240)	(240)
Restructuring	(4)	—	(13)	—
Total unallocated corporate items	(2,102)	(1,886)	(4,106)	(3,663)
Total operating income	$593	$369	$864	$676
Revenue classified by significant service and product offerings was as follows:

	Three Months Ended		Six Months Ended
(In millions)	January 31, 2025	January 31, 2024	January 31, 2025	January 31, 2024
Net revenue:
QuickBooks Online Accounting	$1,008	$826	$1,973	$1,624
Online Services	1,030	862	2,008	1,682
Total Online Ecosystem	2,038	1,688	3,981	3,306
QuickBooks Desktop Accounting	314	256	610	632
Desktop Services and Supplies	319	301	624	651
Total Desktop Ecosystem	633	557	1,234	1,283
Global Business Solutions	2,671	2,245	5,215	4,589
Consumer	509	492	685	679
Credit Karma	511	375	1,035	780
ProTax	272	274	311	316
Total net revenue	$3,963	$3,386	$7,246	$6,364

Intuit Q2 Fiscal 2025 Form 10-Q	30

13. Restructuring
In July 2024, our management approved, committed to, and initiated a plan of reorganization (the Plan) focused on reallocating resources to our key growth areas. The Plan includes the exit of employees and the closing of real estate sites in certain markets in service to growing technology teams and capabilities in strategic locations. The actions associated with the Plan were substantially complete in the first quarter of fiscal 2025. Total restructuring costs associated with the Plan are estimated to be approximately $236 million. During the six months ended January 31, 2025, we recorded a $13 million charge in connection with the Plan. This charge is primarily related to severance, employee benefits, and site closure costs and is recorded to restructuring in our condensed consolidated statements of operations. Any changes to the estimates of executing the Plan will be reflected in future results of operations.
The following table summarizes the activity for the Plan.

(In millions)	Accrued July 31, 2024	Additional Costs/ Adjustments	Cash Payments	Non-Cash Items	Accrued January 31, 2025	Total Costs Incurred to Date	Total Expected Plan Cost
Global Business Solutions	$84	$4	$(81)	$—	$7	$100	$100
Consumer	9	—	(9)	—	—	9	9
Credit Karma	—	—	—	—	—	—	—
ProTax	2	—	(2)	—	—	2	2
Corporate (1)	92	9	(90)	(5)	6	125	125
Totals	$187	$13	$(182)	$(5)	$13	$236	$236
(1)Restructuring costs within corporate relate to platform expenses and other administrative functions that are not allocated to the segments.
The liability for restructuring charges is included in accrued compensation and related liabilities in the accompanying condensed consolidated balance sheets.

Intuit Q2 Fiscal 2025 Form 10-Q	31

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
In July 2024, our management approved, committed to, and initiated a plan of reorganization (the Plan) focused on reallocating resources to our key growth areas. The Plan includes the exit of employees and the closing of real estate sites in certain markets in service to growing technology teams and capabilities in strategic locations. The actions associated with the Plan were substantially complete in the first quarter of fiscal 2025. Total restructuring costs associated with the Plan are estimated to be approximately $236 million. During the six months ended January 31, 2025, we recorded a $13 million charge in connection with the Plan. This charge is primarily related to severance, employee benefits, and site closure costs and is recorded to restructuring in our condensed consolidated statements of operations. See Note 13, "Restructuring," for more information. See Note 12, "Segment Information," for more information.
On August 1, 2024, we renamed our Small Business & Self-Employed segment as the Global Business Solutions segment. This new name better aligns with the global reach of the Mailchimp and QuickBooks platform, our focus on serving both small and mid-market businesses, and our vision to become the end-to-end platform that customers use to grow and run their business.
On August 1, 2024, we reorganized certain technology and customer success functions in our Global Business Solutions, Consumer, and ProTax segments that support and benefit our overall platform and are managed at that level rather than at the segment level. As a result of these reorganizations, costs associated with these functions are no longer included in segment operating income and are now included in other corporate expenses. For the three and six months ended January 31, 2024, we reclassified expenses totaling $350 million and $682 million from Global Business Solutions, $129 million and $194 million from Consumer, and $8 million and $16 million from ProTax to other corporate expenses, respectively, to conform to the current presentation. See Note 12, "Segment Information," for more information.

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

Intuit Q2 Fiscal 2025 Form 10-Q	32

About Intuit
Intuit helps consumers and small and mid-market businesses prosper by delivering financial management, compliance, and marketing products and services. We also provide specialized tax products to accounting professionals. We organize our businesses into four reportable segments – Global Business Solutions, Consumer, Credit Karma, and ProTax.

Global Business Solutions: This segment serves small and mid-market businesses around the world, and the accounting professionals who assist and advise them. Our QuickBooks offerings include financial and business management online services and desktop software, payroll solutions, time tracking, merchant payment processing and bill pay solutions, checking accounts through an FDIC member bank partner, financing for small and mid-market businesses, and bookkeeping services. Our Mailchimp offerings include marketing automation and customer relationship management.
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
With the introduction of GenAI, we are transforming how we strive to serve our customers by delivering “done for you” experiences, where we do the hard work for them, and connecting them with AI-powered human expertise to fuel their success. We use powerful and relevant contextual data sets spanning small and mid-market businesses, consumer finance, and tax to deliver personalized financial insights to customers across our platform.
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

Intuit Q2 Fiscal 2025 Form 10-Q	33

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
•Disrupt the mid-market: We aim to disrupt the mid-market with a tailor-made platform designed to address the more complex needs of mid-market businesses. This includes our core financial management solutions, as well as our marketing and workforce solutions and money offerings. Together, these offerings enable us to increase retention of these larger customers and accelerate mid-market demand.

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
We operate in industries that are experiencing an increasing amount of fraudulent activities by malicious third parties. We implement additional security measures, and we continue to work with state and federal governments to implement industry-

Intuit Q2 Fiscal 2025 Form 10-Q	34

wide security and anti-fraud measures, including sharing information regarding suspicious activity. We continue to invest in security measures and to work with the broader industry and government to protect our customers against this type of fraud.
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
Key highlights for the first six months of fiscal 2025 include the following:

Revenue of	Global Business Solutions revenue of	Cash, cash equivalents, and investments of
$7.2 B	$5.2 B	$2.5 B
up 14% from the same period of fiscal 2024	up 14% from the same period of fiscal 2024

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
In preparing our condensed consolidated financial statements, we make estimates, assumptions, and judgments that can have a significant impact on our net revenue, operating income or loss, and net income or loss, as well as on the value of certain assets and liabilities on our condensed consolidated balance sheets. We believe that the estimates, assumptions, and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2024 have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. There were no significant changes in those critical accounting policies and estimates during the first six months of fiscal 2025. Senior management has reviewed the development and selection of our critical accounting policies and estimates and their disclosure in this Quarterly Report on Form 10-Q with the Audit and Risk Committee of our Board of Directors.

Intuit Q2 Fiscal 2025 Form 10-Q	35

RESULTS OF OPERATIONS

Financial Overview

(Dollars in millions, except per share amounts)	Q2 FY25	Q2 FY24	$ Change	% Change	YTD Q2 FY25	YTD Q2 FY24	$ Change	% Change
Total net revenue	$3,963	$3,386	$577	17%	$7,246	$6,364	$882	14%
Operating income	593	369	224	61%	864	676	188	28%
Net income	471	353	118	33%	668	594	74	12%
Diluted net income per share	$1.67	$1.25	$0.42	34%	$2.36	$2.10	$0.26	12%
Current Fiscal Quarter
Total net revenue for the second quarter of fiscal 2025 increased $577 million, or 17%, compared with the same quarter of fiscal 2024. Our Global Business Solutions segment revenue increased during the quarter due to growth in our Online Ecosystem revenue. Credit Karma segment revenue increased during the quarter due to strength in our credit card, personal loan, and auto insurance verticals. See “Segment Results” later in this Item 2 for more information about the results for all of our reportable segments.
Operating income for the second quarter of fiscal 2025 increased $224 million, or 61%, compared with the same quarter of fiscal 2024. The increase in operating income was due to the increase in revenue described above, partially offset by an increase in expenses. Expenses increased due to marketing, outside services, staffing, and share-based compensation. See "Cost of Revenue" and “Operating Expenses” later in this Item 2 for more information.
Net income for the second quarter of fiscal 2025 increased $118 million, or 33%, compared with the same quarter of fiscal 2024. The increase in net income was due to the increase in operating income described, partially offset by an increase in income tax expense. The increase in income tax expense is due to the increase in operating income described above and a decrease in excess tax benefits related to share-based compensation. Diluted net income per share increased to $1.67 for the second quarter of fiscal 2025 compared to $1.25 for the same quarter of fiscal 2024, in line with the increase in net income.
Fiscal Year to Date
Total net revenue for the first six months of fiscal 2025 increased $882 million, or 14%, compared with the same period of fiscal 2024. Our Global Business Solutions segment revenue increased during the period due to growth in our Online Ecosystem revenue. Credit Karma segment revenue increased during the quarter due to strength in our personal loan, credit card, and auto insurance verticals. See “Segment Results” later in this Item 2 for more information about the results for all of our reportable segments.
Operating income for the first six months of fiscal 2025 increased $188 million, or 28%, compared with the same period of fiscal 2024. The increase in operating income was due to the increase in revenue described above, partially offset by an increase in expenses. Expenses increased due to marketing, staffing, outside services, and share-based compensation. See "Cost of Revenue" and “Operating Expenses” later in this Item 2 for more information.
Net income for the first six months of fiscal 2025 increased $74 million, or 12%, compared with the same period of fiscal 2024. The increase in net income was due to the increase in operating income described, partially offset by an increase in income tax expense. The increase in income tax expense is due to the increase in operating income described above and a decrease in excess tax benefits related to share-based compensation. Diluted net income per share increased to $2.36 for the first six months of fiscal 2025 compared to $2.10 for the same period in fiscal 2024, in line with the increase in net income.

Segment Results
The information below is organized in accordance with our four reportable segments. See “Executive Overview – About Intuit” earlier in this Item 2 and Note 12 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report for more information. All of our segments operate and sell to customers primarily in the U.S. Total international net revenue was approximately 9% of consolidated net revenue for each of the three and six months ended January 31, 2025, respectively. Total international net revenue was approximately 9% and 10% for the three and six months ended January 31, 2024, respectively.
On August 1, 2024, we reorganized certain technology and customer success functions in our Global Business Solutions, Consumer, and ProTax segments that support and benefit our overall platform and are managed at that level rather than at the segment level. As a result of these reorganizations, costs associated with these functions are no longer included in segment operating income and are now included in other corporate expenses. For the three and six months ended January 31, 2024, we reclassified expenses totaling $350 million and $682 million from Global Business Solutions, $129 million

Intuit Q2 Fiscal 2025 Form 10-Q	36

and $194 million from Consumer, and $8 million and $16 million from ProTax to other corporate expenses, respectively, to conform to the current presentation.
Segment operating income or loss is segment net revenue less segment cost of revenue and operating expenses. See “Executive Overview – Industry Trends and Seasonality” earlier in this Item 2 for a description of the seasonality of our business. We include expenses such as corporate selling and marketing, general and administrative, and non-employment related legal and litigation settlement costs, which are not allocated to specific segments, in unallocated corporate items as part of other corporate expenses. As part of our platform strategy, we also include customer success and product development for our Global Business Solutions, Consumer, and ProTax segments in unallocated corporate items as we do not allocate these expenses to the segments because they are managed at the platform level. Customer success includes the costs of tax and bookkeeping experts that support our TurboTax Live and QuickBooks Live offerings. For our Credit Karma reportable segment, segment expenses include certain direct expenses related to selling and marketing, product development, and general and administrative. Unallocated corporate items for all segments include share-based compensation, amortization of acquired technology, amortization of other acquired intangible assets, goodwill and intangible asset impairment charges, professional fees and transaction charges related to business combinations, and restructuring charges. These unallocated corporate costs for all segments totaled $4.1 billion in the first six months of fiscal 2025 and $3.7 billion in the first six months of fiscal 2024. Unallocated corporate items increased in the fiscal 2025 period, primarily due to increases in cost of service revenue, selling and marketing expense and general and administrative expense. See Note 12 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report for reconciliations of total segment operating income or loss to consolidated operating income or loss for each fiscal period presented.

Intuit Q2 Fiscal 2025 Form 10-Q	37

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
Segment service revenue is primarily derived from our Online Ecosystem revenue and revenue from the services, support, and when-and-if-available product upgrades and enhancements that are provided as part of our QuickBooks Desktop subscriptions, services and support for our desktop payroll offerings, as well as merchant payment processing services. Segment product and other revenue is primarily derived from revenue related to delivery of software licenses, version protection updates, and payroll software updates for our QuickBooks Desktop subscriptions and desktop payroll offerings, which are part of our Desktop Ecosystem. Our money offerings consist of our merchant payment processing services, financing for small and mid-market businesses (QuickBooks Capital), and bill pay services.

(Dollars in millions)	Q2 FY25	Q2 FY24	% Change	YTD Q2 FY25	YTD Q2 FY24	% Change
Service revenue	$2,302	$1,906	21%	$4,470	$3,748	19%
Product and other revenue	369	339	9%	745	841	(11)%
Total segment revenue	$2,671	$2,245	19%	$5,215	$4,589	14%
% of total revenue	67%	66%		72%	72%

Segment operating income	$2,049	$1,673	22%	$4,048	$3,497	16%
% of related revenue	77%	75%		78%	76%

Intuit Q2 Fiscal 2025 Form 10-Q	38

Revenue classified by significant service and product offerings was as follows:

(Dollars in millions)	Q2 FY25	Q2 FY24	% Change	YTD Q2 FY25	YTD Q2 FY24	% Change
Net revenue:
QuickBooks Online Accounting	$1,008	$826	22%	$1,973	$1,624	21%
Online Services	1,030	862	19%	2,008	1,682	19%
Total Online Ecosystem	2,038	1,688	21%	3,981	3,306	20%
QuickBooks Desktop Accounting	314	256	23%	610	632	(3)%
Desktop Services and Supplies	319	301	6%	624	651	(4)%
Total Desktop Ecosystem	633	557	14%	1,234	1,283	(4)%
Total Global Business Solutions	$2,671	$2,245	19%	$5,215	$4,589	14%
Revenue for our Global Business Solutions segment increased $426 million, or 19%, in the second quarter of fiscal 2025 and $626 million, or 14%, in the first six months of fiscal 2025 compared with the same periods of fiscal 2024. The increase in both periods was primarily due to growth in Online Ecosystem revenue.
Online Ecosystem Revenue
Online Ecosystem revenue increased $350 million, or 21%, in the second quarter of fiscal 2025 compared with the same period of fiscal 2024. QuickBooks Online Accounting revenue increased $182 million, or 22%, in the second quarter of fiscal 2025 due to the interrelated factors of higher effective prices, customer growth, and a shift in mix to our higher-priced offerings. Online Services revenue increased $168 million, or 19%, in the second quarter of fiscal 2025, due to increases in revenue from our money offerings of $85 million, our payroll offerings of $79 million, and Mailchimp of $6 million. Revenue increases were due to the interrelated factors described below. Money revenue increased $85 million due to a $53 million increase in payments revenue from payments customer growth, an increase in total payment volume per customer, and higher effective payments prices, and a $32 million increase from QuickBooks Capital. Online payroll revenue increased due to customer growth, mix-shift, and higher effective prices. Mailchimp revenue increased due to higher effective prices and paid customer growth.
Online Ecosystem revenue increased $675 million, or 20%, in the first six months of fiscal 2025 compared with the same period of fiscal 2024. QuickBooks Online Accounting revenue increased $349 million, or 21%, in the first six months of fiscal 2025 due to the interrelated factors of higher effective prices, customer growth, and a shift in mix to our higher-priced offerings. Online Services revenue increased $326 million, or 19%, in the first six months of fiscal 2025, due to increases in revenue from our money offerings of $176 million, our payroll offerings of $132 million, and Mailchimp of $23 million. Revenue increases were due to the interrelated factors described below. Money revenue increased $176 million due to a $118 million increase in payments revenue from payments customer growth, higher effective payments prices, and an increase in total payment volume per customer, and a $58 million increase from QuickBooks Capital. Online payroll revenue increased due to customer growth, higher effective prices, and a mix-shift. Mailchimp revenue increased due to higher effective prices and paid customer growth.
Desktop Ecosystem Revenue
Desktop Ecosystem revenue increased $76 million, or 14%, in the second quarter of fiscal 2025 compared with the same period of fiscal 2024. The increase was due to higher effective prices and changes we made to our QuickBooks desktop offerings beginning in early fiscal 2024 to complete the transition to a recurring subscription model, which more closely aligns our Desktop license and related product updates to our Desktop subscription billing model.
Desktop Ecosystem revenue decreased $49 million, or 4%, in the first six months of fiscal 2025 compared with the same period of fiscal 2024. The decrease reflects changes we made to our QuickBooks desktop offering beginning in early fiscal 2024 to complete the transition to a recurring subscription model, which more closely aligns our Desktop license and related product updates to our Desktop subscription billing model, partially offset by higher effective prices.
Global Business Solutions segment operating income increased $376 million, or 22%, in the second quarter of fiscal 2025 compared with the same period of fiscal 2024, due to the increase in revenue described above, partially offset by increases in staffing expenses of $10 million and sales-related expenses of $3 million.
Global Business Solutions segment operating income increased $551 million, or 16%, in the first six months of fiscal 2025 compared with the same period of fiscal 2024, due to the increase in revenue described above, partially offset by increases in staffing expenses of $19 million and marketing expenses of $16 million.
In August 2024, we reorganized certain technology and customer success functions that support and benefit our overall platform and are managed at that level rather than at the segment level. As a result, these costs are no longer included in segment operating income and are now included in other corporate expenses. For the three and six months ended January 31, 2024, we reclassified $350 million and $682 million, respectively, from Global Business Solutions to other corporate expenses to conform to the current presentation.

Intuit Q2 Fiscal 2025 Form 10-Q	39

Consumer

Consumer segment service revenue is derived primarily from TurboTax Online and TurboTax Live offerings, electronic tax filing services, and connected services.
Consumer segment product and other revenue is derived primarily from TurboTax desktop tax return preparation software and related form updates.

(Dollars in millions)	Q2 FY25	Q2 FY24	% Change	YTD Q2 FY25	YTD Q2 FY24	% Change
Service revenue	$424	$401	6%	$596	$579	3%
Product and other revenue	85	91	(7)%	89	100	(11)%
Total segment revenue	$509	$492	3%	$685	$679	1%
% of total revenue	13%	15%		10%	11%

Segment operating income	$229	$263	(13)%	$305	$395	(23)%
% of related revenue	45%	53%		45%	58%
Revenue for our Consumer segment was relatively consistent for the first six months of fiscal 2025 compared with the same period of fiscal 2024, during which it increased $6 million, or 1%.
Consumer segment operating income decreased $90 million, or 23%, in the first six months of fiscal 2025 compared with the same period of fiscal 2024 due to an increase in marketing expenses of $94 million, partially offset by the increase in revenue described above.
In August 2024, we reorganized certain technology and customer success functions that support and benefit our overall platform and are managed at that level rather than at the segment level. As a result, these costs are no longer included in segment operating income and are now included in other corporate expenses. For the three and six months ended January 31, 2024, we reclassified $129 million and $194 million, respectively, from Consumer to other corporate expenses to conform to the current presentation.

Intuit Q2 Fiscal 2025 Form 10-Q	40

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

(Dollars in millions)	Q2 FY25	Q2 FY24	% Change	YTD Q2 FY25	YTD Q2 FY24	% Change
Service revenue	$511	$375	36%	$1,035	$780	33%
Product and other revenue	—	—	N/A	—	—	N/A
Total segment revenue	$511	$375	36%	$1,035	$780	33%
% of total revenue	13%	11%		14%	12%

Segment operating income	$168	$64	163%	$348	$170	105%
% of related revenue	33%	17%		34%	22%
Revenue for our Credit Karma segment increased $136 million, or 36%, in the second quarter of fiscal 2025 compared to the same period in fiscal 2024, due to increases in revenue from our credit card vertical of $57 million, our personal loan vertical of $51 million, and our auto insurance vertical of $23 million.
Revenue for our Credit Karma segment increased $255 million, or 33%, in the first six months of fiscal 2025 compared to the same period of fiscal 2024, due to increases in revenue from our personal loan vertical of $95 million, our credit card vertical of $88 million, and our auto insurance vertical of $59 million.
Credit Karma segment operating income increased $104 million, or 163%, in the second quarter of fiscal 2025 compared to the same period of fiscal 2024, due to the increase in revenue described above, partially offset by an increase in marketing expenses of $29 million.
Credit Karma segment operating income increased $178 million, or 105%, in the first six months of fiscal 2025 compared to the same period of fiscal 2024, due to the increase in revenue described above, partially offset by an increase in marketing expenses of $66 million.

Intuit Q2 Fiscal 2025 Form 10-Q	41

ProTax

ProTax segment service revenue is derived primarily from ProConnect Tax Online tax products, electronic tax filing services, connected services, and bank products.
ProTax segment product and other revenue is derived primarily from Lacerte, ProSeries, and ProFile desktop tax preparation software products, and related form updates.

(Dollars in millions)	Q2 FY25	Q2 FY24	% Change	YTD Q2 FY25	YTD Q2 FY24	% Change
Service revenue	$12	$11	9%	$37	$36	3%
Product and other revenue	260	263	(1)%	274	280	(2)%
Total segment revenue	$272	$274	(1)%	$311	$316	(2)%
% of total revenue	7%	8%		4%	5%

Segment operating income	$249	$255	(2)%	$269	$277	(3)%
% of related revenue	92%	93%		86%	88%
Revenue for our ProTax segment was relatively consistent for the first six months of fiscal 2025 compared with the same period of fiscal 2024, during which it decreased $5 million, or 2%.
Segment operating income was relatively consistent for the first six months of fiscal 2025 compared with the same period of fiscal 2024, during which it decreased $8 million, or 3%.
In August 2024, we reorganized certain technology and customer success functions that support and benefit our overall platform and are managed at that level rather than at the segment level. As a result, these costs are no longer included in segment operating income and are now included in other corporate expenses. For the three and six months ended January 31, 2024, we reclassified $8 million and $16 million, respectively, from ProTax to other corporate expenses to conform to the current presentation.

Intuit Q2 Fiscal 2025 Form 10-Q	42

Cost of Revenue

(Dollars in millions)	Q2 FY25	% of Related Revenue	Q2 FY24	% of Related Revenue	YTD Q2 FY25	% of Related Revenue	YTD Q2 FY24	% of Related Revenue
Cost of service revenue	$880	27%	$796	30%	$1,652	27%	$1,503	29%
Cost of product and other revenue	20	3%	23	3%	34	3%	38	3%
Amortization of acquired technology	37	N/A	36	N/A	74	N/A	74	N/A
Total cost of revenue	$937	24%	$855	25%	$1,760	24%	$1,615	25%
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
Cost of service revenue as a percentage of service revenue was relatively consistent in both the second quarter and first six months of fiscal 2025 compared with the same periods of fiscal 2024.
Cost of product and other revenue as a percentage of product and other revenue was relatively consistent in both the second quarter and first six months of fiscal 2025 compared with the same periods of fiscal 2024. Costs of product and other revenue are expensed as incurred, and we do not defer any of these costs when product and other revenue is deferred.

Operating Expenses

(Dollars in millions)	Q2 FY25	% of Total Net Revenue	Q2 FY24	% of Total Net Revenue	YTD Q2 FY25	% of Total Net Revenue	YTD Q2 FY24	% of Total Net Revenue
Selling and marketing	$1,204	30%	$1,020	30%	$2,166	30%	$1,789	28%
Research and development	716	18%	678	20%	1,420	20%	1,358	21%
General and administrative	389	10%	344	10%	783	11%	686	11%
Amortization of other acquired intangible assets	120	3%	120	4%	240	3%	240	4%
Restructuring	4	—%	—	—%	13	—%	—	—%
Total operating expenses	$2,433	61%	$2,162	64%	$4,622	64%	$4,073	64%
Current Fiscal Quarter
Total operating expenses as a percentage of total net revenue decreased in the second quarter of fiscal 2025 compared to the same period of fiscal 2024. Total net revenue for the second quarter of fiscal 2025 increased $577 million, or 17%, while total operating expenses for the quarter increased $271 million, or 13%. The increase in total operating expenses was due to increases of $110 million for marketing expenses, $54 million for staffing, $41 million for outside services, $18 million for sales-related expenses, and $14 million for share-based compensation.
Fiscal Year to Date
Total operating expenses as a percentage of total net revenue was consistent in the first six months of fiscal 2025 compared to the same period of fiscal 2024. Total net revenue for the first six months of fiscal 2025 increased $882 million, or 14%, while total operating expenses for the period increased $549 million, or 13%. The increase in total operating expenses was due to increases of $227 million for marketing expenses, $128 million for staffing, $76 million for outside services, $33 million for sales-related expenses, and $21 million for share-based compensation.

Non-Operating Income and Expenses
Interest Expense
Interest expense of $120 million and $122 million for the first six months of fiscal 2025 and 2024, respectively, consisted of interest on our senior unsecured notes and secured revolving credit facilities.

Intuit Q2 Fiscal 2025 Form 10-Q	43

Interest and Other Income, Net

(In millions)	Q2 FY25	Q2 FY24	YTD Q2 FY25	YTD Q2 FY24
Interest income (1)	$34	$20	$76	$54
Net gain on executive deferred compensation plan assets (2)	8	20	12	6
Other (3)	(4)	2	(48)	4
Total interest and other income, net	$38	$42	$40	$64
(1)    Interest income for the three and six months ended January 31, 2025 increased compared to the same periods of fiscal 2024 due to higher average investable balances.
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
(3)    During the three and six months ended January 31, 2025, we recorded a $1 million and $43 million in net losses on long-term investments, respectively.
Income Taxes
We compute our provision for or benefit from income taxes by applying the estimated annual effective tax rate to income or loss from recurring operations and adding the effects of any discrete income tax items specific to the period.
For the three and six months ended January 31, 2025, we recognized excess tax benefits on share-based compensation of $29 million and $57 million, respectively, in our provision for income taxes. For the three and six months ended January 31, 2024, we recognized excess tax benefits on share-based compensation of $56 million and $83 million, respectively, in our provision for income taxes.
Our effective tax rates for the three and six months ended January 31, 2025 were approximately 17% and 15%, respectively. Excluding discrete tax items primarily related to share-based compensation, our effective tax rate for both periods was approximately 24%. The difference from the federal statutory rate of 21% was primarily due to state income taxes and non-deductible share-based compensation, which were partially offset by the tax benefit we received from the federal research and experimentation credit.
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

LIQUIDITY AND CAPITAL RESOURCES

Overview
At January 31, 2025, our cash, cash equivalents, and investments totaled $2.5 billion, a decrease of $1.6 billion from July 31, 2024 due to the factors discussed under “Statements of Cash Flows” below. Our primary sources of liquidity have been cash from operations, which entails the collection of accounts receivable for products and services, the issuance of senior unsecured notes, and borrowings under our credit facilities. Our primary uses of cash have been for research and development programs, selling and marketing activities, capital projects, acquisitions of businesses, debt service costs and debt repayment, repurchases of our common stock under our stock repurchase programs, and the payment of cash dividends. As discussed in “Executive Overview – Industry Trends and Seasonality” earlier in this Item 2, our business is subject to significant seasonality. The balance of our cash, cash equivalents, and investments generally fluctuates with that seasonal pattern. We believe the seasonality of our business is likely to continue in the future.

Intuit Q2 Fiscal 2025 Form 10-Q	44

The following table summarizes selected measures of our liquidity and capital resources at the dates indicated:

(Dollars in millions)	January 31, 2025	July 31, 2024	$ Change	% Change
Cash, cash equivalents, and investments	$2,459	$4,074	$(1,615)	(40)%
Long-term investments	$88	$131	$(43)	(33)%
Long-term debt	$5,760	$5,539	$221	4%
Working capital	$1,956	$2,187	$(231)	(11)%
Ratio of current assets to current liabilities	1.3 : 1	1.3 : 1
We have historically generated significant cash from operations, and we expect to continue to do so in the future. Our cash, cash equivalents, and investments totaled $2.5 billion at January 31, 2025. None of those funds were restricted and approximately 88% of those funds were located in the U.S.
On January 30, 2025, we entered into a credit agreement with certain lenders providing for a $4.5 billion unsecured short-term revolving credit facility that matures on April 30, 2025 (2025 Credit Facility) to fund a portion of our TurboTax 5-day early refund offering. See Note 6 to the financial statements in Part I, Item 1 of this Quarterly Report for more information. Additionally, our $1.5 billion unsecured revolving credit facility and our commercial paper program are available to us for general corporate purposes. At January 31, 2025, no amounts were outstanding under the unsecured revolving credit facilities or the commercial paper program. See Note 6 to the financial statements in Part I, Item 1 of this Quarterly Report for more information.
Subsequent to January 31, 2025, we increased the capacity of our commercial paper program from $1.5 billion to $2.0 billion on a temporary basis to be available for any seasonal working capital needs. In February 2025, we also began to issue commercial paper under this program, and as of February 25, 2025, there was $1.8 billion in commercial paper outstanding, all of which is short term.
Our secured revolving credit facilities are available to fund a portion of our loans to qualified small businesses. At January 31, 2025, $804 million was outstanding under our secured revolving credit facilities.
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

Statements of Cash Flows
The following table summarizes selected items from our condensed consolidated statements of cash flows for the first six months of fiscal 2025 and fiscal 2024. See the financial statements in Part I, Item 1 of this Quarterly Report for complete condensed consolidated statements of cash flows for those periods.

	Six Months Ended
(In millions)	January 31, 2025	January 31, 2024	$ Change
Net cash provided by (used in):
Operating activities	$1,431	$516	$915
Investing activities	(677)	244	(921)
Financing activities	(2,499)	833	(3,332)
Effect of exchange rates on cash, cash equivalents, restricted cash, and restricted cash equivalents	(12)	(4)	(8)
Net increase (decrease) in cash, cash equivalents, restricted cash, and restricted cash equivalents	$(1,757)	$1,589	$(3,346)

Intuit Q2 Fiscal 2025 Form 10-Q	45

Our primary sources and uses of cash were as follows:
Six Months Ended
January 31, 2025	January 31, 2024
 Sources of cash:

• Operations
• Net sales and maturities of corporate and customer fund investments
• Borrowings under our secured revolving credit facilities
• Issuance of common stock under employee stock plans

 Uses of cash:

• Repurchases of shares of our common stock
• Net originations and purchases of loans held for investment
• Payment of cash dividends and dividend rights
• Net change in funds receivable and funds payable and amounts due to customers
• Payments for employee taxes withheld upon vesting of restricted stock units
• Other investing activities
• Payment of accrued bonuses and restructuring for fiscal 2024

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

Stock Repurchase Programs, Treasury Shares, and Dividends on Common Stock
As described in Note 10 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report, during the first six months of fiscal 2025, we repurchased 2.0 million shares of our common stock under repurchase programs that our Board of Directors has authorized. On August 20, 2024, our Board of Directors approved an increase in the authorization under the existing stock repurchase program under which we are authorized to repurchase up to an additional $3 billion of our common stock. At January 31, 2025, we had authorization from our Board of Directors for up to $3.6 billion in stock repurchases. We currently expect to continue repurchasing our common stock on a quarterly basis; however, future stock repurchases under the current program are at the discretion of management, and authorization of future stock repurchase programs is subject to the final determination of our Board of Directors.
We have continued to pay quarterly cash dividends on shares of our outstanding common stock. During the six months ended January 31, 2025, we declared quarterly cash dividends that totaled $2.08 per share of outstanding common stock for a total of $598 million. In February 2025, our Board of Directors declared a quarterly cash dividend of $1.04 per share of outstanding common stock payable on April 18, 2025 to stockholders of record at the close of business on April 10, 2025. We currently expect to continue paying comparable cash dividends on a quarterly basis. However, future declarations of dividends and the establishment of future record dates and payment dates are subject to the final determination of our Board of Directors.

Commitments for Senior Unsecured Notes
In June 2020, we issued $2 billion of senior unsecured notes, of which $1.5 billion is outstanding as of January 31, 2025, and is comprised of the following:
•$500 million of 0.950% notes due July 2025;
•$500 million of 1.350% notes due July 2027; and
•$500 million of 1.650% notes due July 2030 (together, the 2020 Notes).
Interest is payable semiannually on January 15 and July 15 of each year. At January 31, 2025, our maximum commitment for interest payments was $65 million for the remaining duration of the outstanding 2020 Notes.
The 2020 Notes are senior unsecured obligations of Intuit and rank equally with all existing and future unsecured and unsubordinated indebtedness of Intuit and are redeemable by us at any time, subject to a make-whole premium. Upon the occurrence of change of control transactions that are accompanied by certain downgrades in the credit ratings of the 2020 Notes, we will be required to repurchase the 2020 Notes at a repurchase price equal to 101% of the aggregate outstanding principal plus any accrued and unpaid interest to but not including the date of repurchase. The indenture governing the 2020 Notes requires us to comply with certain covenants. For example, the 2020 Notes limit our ability to create certain liens and enter into sale and leaseback transactions. As of January 31, 2025, we were compliant with all covenants governing the 2020 Notes. See Note 6 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report for more information.

Intuit Q2 Fiscal 2025 Form 10-Q	46

In September 2023, we issued $4 billion of senior unsecured notes comprised of the following:
•$750 million of 5.250% notes due September 2026;
•$750 million of 5.125% notes due September 2028;
•$1,250 million of 5.200% notes due September 2033; and
•$1,250 million of 5.500% notes due September 2053 (together, the 2023 Notes).
Interest is payable semiannually on March 15 and September 15 of each year. At January 31, 2025, our maximum commitment for interest payments was $2.8 billion for the remaining duration of the outstanding 2023 Notes.
The 2023 Notes are senior unsecured obligations of Intuit and rank equally with all existing and future unsecured and unsubordinated indebtedness of Intuit and are redeemable by us at any time, subject to a make-whole premium. The indenture governing the 2023 Notes requires us to comply with certain covenants. For example, the 2023 Notes limit our ability to create certain liens and enter into sale and leaseback transactions. As of January 31, 2025, we were compliant with all covenants governing the 2023 Notes. See Note 6 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report for more information.

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
The 2024 Credit Facility includes customary affirmative and negative covenants, including a financial covenant that requires us to maintain a ratio of total gross debt to earnings before interest, taxes, depreciation, and amortization (EBITDA), as defined in the agreement, of not greater than 4.00 to 1.00 as measured on a rolling twelve month basis as of the last day of each fiscal quarter. As of January 31, 2025, we were compliant with all covenants governing the 2024 Credit Facility. At January 31, 2025, no amounts were outstanding under the 2024 Credit Facility.
On January 30, 2025, we entered into a credit agreement with certain lenders providing for a $4.5 billion unsecured short-term revolving credit facility that matures on April 30, 2025 to fund a portion of our TurboTax 5-day early refund offering.
Advances under the 2025 Credit Facility accrue interest at a rate equal to, at our election, either (i) the alternate base rate plus a margin of 0.125%, or (ii) the adjusted daily simple SOFR or term SOFR plus a margin of 1.125%. Unused portions of the commitment accrue a fee of 0.10% per annum.
The 2025 Credit Facility includes customary affirmative and negative covenants, including a financial covenant that requires us to maintain a ratio of total gross debt to EBITDA, as defined in the agreement, of not greater than 4.00 to 1.00 as measured on a rolling twelve month basis as of the last day of each fiscal quarter. As of January 31, 2025, we were compliant with all covenants governing the 2025 Credit Facility. At January 31, 2025, no amounts were outstanding under the 2025 Credit Facility.
We monitor counterparty risk associated with the institutional lenders that are providing the 2024 Credit Facility and 2025 Credit Facility.
Secured Revolving Credit Facilities
On February 19, 2019, a subsidiary of Intuit entered into a secured revolving credit facility with a lender to fund the lending products and services we offer to qualified small businesses (the 2019 Secured Facility). The 2019 Secured Facility is secured by cash and receivables of the subsidiary and is non-recourse to Intuit Inc. We have entered into several amendments to this facility, most recently on January 31, 2025. These amendments primarily increase the facility limit, extend the commitment term and final maturity date, and update the benchmark interest rate. Under the amended 2019 Secured Facility, the facility limit is $500 million, of which $300 million is committed and $200 million is uncommitted. Advances accrue interest at adjusted daily simple SOFR plus 1.25%. Unused portions of the committed credit facility accrue a fee at a rate ranging from 0.25% to 0.75%, depending on the total unused committed balance. The commitment term is through August 31, 2027, and the final maturity date is August 31, 2028. The agreement includes certain affirmative and negative covenants, including financial covenants that require the subsidiary to maintain specified financial ratios. As of January 31, 2025, we were compliant with all covenants governing the 2019 Secured Facility. At January 31, 2025, $395 million was outstanding under the 2019 Secured

Intuit Q2 Fiscal 2025 Form 10-Q	47

Facility and the weighted-average interest rate was 5.73%, which includes the fee on the unused committed portion. The outstanding balance is secured by cash and receivables of the subsidiary totaling $1.4 billion as of January 31, 2025.
On October 12, 2022, another subsidiary of Intuit entered into a secured revolving credit facility with a lender to fund the lending products and services we offer to qualified small businesses (the 2022 Secured Facility). The 2022 Secured Facility is secured by cash and receivables of the subsidiary and is non-recourse to Intuit Inc. We have entered into several amendments to this facility, most recently on April 30, 2024. These amendments primarily extend the commitment term and final maturity date and increase the commitment amount. Under the amended 2022 Secured Facility, the facility limit is $500 million, of which $300 million is committed and $200 million is uncommitted. Advances accrue interest at SOFR plus 1.3%. Unused portions of the committed credit facility accrue a fee at a rate ranging from 0.2% to 0.4%, depending on the total unused committed balance. The commitment term is through April 30, 2026, and the final maturity date is April 30, 2027. The agreement includes certain affirmative and negative covenants, including financial covenants that require the subsidiary to maintain specified financial ratios. As of January 31, 2025, we were compliant with all covenants governing the 2022 Secured Facility. At January 31, 2025, $300 million was outstanding under the 2022 Secured Facility and the weighted-average interest rate was 5.68%, which includes the interest on the fee committed portion. The outstanding balance is secured by cash and receivables of the subsidiary totaling $930 million as of January 31, 2025.
On November 1, 2024, another subsidiary of Intuit entered into a secured revolving credit facility with a lender to fund the lending products and services we offer to qualified small businesses (the 2024 Secured Facility). The 2024 Secured Facility is secured by cash and receivables of the subsidiary and is non-recourse to Intuit Inc. Under the 2024 Secured Facility, the facility limit is $300 million, of which $150 million is committed and $150 million is uncommitted. Advances accrue interest at SOFR plus 1.15%. Unused portions of the committed credit facility accrue a fee at a rate ranging from 0.2% to 0.4%, depending on the total unused committed balance. The commitment term is through November 1, 2027, and the final maturity date is November 1, 2028. The agreement includes certain affirmative and negative covenants, including financial covenants that require the subsidiary to maintain specified financial ratios. As of January 31, 2025, we were compliant with all covenants governing the 2024 Secured Facility. At January 31, 2025, $109 million was outstanding under the 2024 Secured Facility and the weighted-average interest rate was 5.61%, which includes the fee on the unused committed portion. The outstanding balance is secured by cash and receivables of the subsidiary totaling $244 million as of January 31, 2025.
Subsequent to January 31, 2025, the committed limit of the 2024 Secured Facility was increased to $300 million and the uncommitted limit was reduced to zero.
We monitor counterparty risk associated with the institutional lenders that are providing the 2019 Secured Facility, the 2022 Secured Facility, and the 2024 Secured Facility.

Commercial Paper Program
Under our established commercial paper program, we may issue and sell unsecured short-term promissory notes (commercial paper) up to $1.5 billion. The maturities of the commercial paper may vary but not exceed 397 days from the date of issuance. At each of the periods ended January 31, 2025 and July 31, 2024, no amounts were outstanding under this program.
Subsequent to January 31, 2025, we increased the capacity of our commercial paper program from $1.5 billion to $2.0 billion on a temporary basis to be available for any seasonal working capital needs. In February 2025, we also began to issue commercial paper under this program, and as of February 25, 2025, there was $1.8 billion in commercial paper outstanding, all of which is short term. We expect to reduce the capacity to $1.5 billion by April 30, 2025.

Cash Held by Foreign Subsidiaries
Our cash, cash equivalents, and investments totaled $2.5 billion at January 31, 2025. Approximately 12% of those funds were held by our foreign subsidiaries and subject to repatriation tax considerations. These foreign funds were located primarily in the United Kingdom, India and Canada. We do not expect to pay incremental U.S. taxes on repatriation. We have recorded income tax expense for Canada, India, and Israel withholding taxes on earnings that are not permanently reinvested. In the event that funds from foreign operations are repatriated to the U.S., we would pay withholding taxes at that time.

CONTRACTUAL OBLIGATIONS
We presented our contractual obligations at July 31, 2024 in our Annual Report on Form 10-K for the fiscal year then ended. Except for those disclosed below, there were no material changes outside the ordinary course of business to our contractual obligations during the six months ended January 31, 2025.

Unconditional Purchase Obligations
In December 2024, we amended an existing cloud services agreement to extend the term through 2032. Under the amended agreement, we have an annual minimum purchase commitment that ranges from $256 million to $411 million per contract year, and a total minimum purchase commitment of $3.5 billion over the eight-year term. There were no other significant changes outside the ordinary course of business in our purchase obligations during the six months ended January 31, 2025.

Intuit Q2 Fiscal 2025 Form 10-Q	48

RECENT ACCOUNTING PRONOUNCEMENTS
For a description of recent accounting pronouncements, if any, and the potential impact of these pronouncements on our condensed consolidated financial statements, see Note 1 to the financial statements in Part I, Item 1 of this Quarterly Report.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes to our quantitative and qualitative disclosures about market risk during the six months ended January 31, 2025, except as described below.
On January 30, 2025, we entered into a credit agreement with certain lenders providing for a $4.5 billion unsecured short-term revolving credit facility that matures on April 30, 2025 (2025 Credit Facility) to fund a portion of our TurboTax 5-day early refund offering. We are exposed to the impact of changes in interest rates as they affect the 2025 Credit Facility. Advances under the 2025 Credit Facility accrue interest at a rate equal to, at our election, either (i) the alternate base rate plus a margin of 0.125%, or (ii) the adjusted daily simple SOFR or term SOFR plus a margin of 1.125%. Consequently, our interest expense fluctuates with changes in the general level of these interest rates. At January 31, 2025, no amounts were outstanding under the 2025 Credit Facility. See Note 6 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
On November 1, 2024, another subsidiary of Intuit entered into a secured revolving credit facility with a lender to fund the lending products and services we offer to qualified small businesses (the 2024 Secured Facility). The 2024 Secured Facility is secured by cash and receivables of the subsidiary and is non-recourse to Intuit Inc. Under the 2024 Secured Facility, the facility limit is $300 million, of which $150 million is committed and $150 million is uncommitted. Advances accrue interest at SOFR plus 1.15%. Consequently, our interest expense fluctuates with changes in SOFR. At January 31, 2025, $109 million was outstanding under the 2024 Secured Facility. See Note 6 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
See Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended July 31, 2024 for a detailed discussion of our market risks.

Intuit Q2 Fiscal 2025 Form 10-Q	49

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

Intuit Q2 Fiscal 2025 Form 10-Q	50

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

Intuit Q2 Fiscal 2025 Form 10-Q	51

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

Intuit Q2 Fiscal 2025 Form 10-Q	52

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
Our efforts related to environment, social, and governance matters expose us to risks that could adversely affect our reputation and performance.
Our environmental, social and governance efforts are subject to numerous risks that may be outside of our control, including our ability to recruit, develop and retain the talent we need, evolving regulatory requirements, and the ability of our suppliers to meet our requirements and standards. In addition, standards for tracking and reporting these matters continue to evolve and we may not be able to implement new and changing standards in ways that meet the expectations of all of our stakeholders. Our failure or perceived failure to meet evolving stakeholder expectations could harm our reputation, adversely impact our ability to attract and retain employees or customers, and expose us to increased scrutiny from the investment community and enforcement authorities. Our reputation also may be harmed by negative perceptions that our customers, employees and other stakeholders may have about our action or inaction on social, ethical, or political issues.
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

Intuit Q2 Fiscal 2025 Form 10-Q	53

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

Intuit Q2 Fiscal 2025 Form 10-Q	54

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

Intuit Q2 Fiscal 2025 Form 10-Q	55

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

Intuit Q2 Fiscal 2025 Form 10-Q	56

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
Our growth is increasingly dependent on the strength of our business relationships and our ability to continue to develop, manage and maintain new and existing relationships with third-party partners. We rely on various third-party partners, including software and service providers, platforms, suppliers, credit reporting bureaus, vendors, manufacturers, distributors, accountants, contractors, financial institutions, core processors, licensing partners and development partners, among others, in many areas of our business in order to deliver our offerings and operate our business. Credit Karma generates revenue from its relationships with financial institutions and other partners, which are subject to particular risks that affect their willingness to offer their products on Credit Karma's platform, such as adverse economic conditions, evolving limitations on their capacity to offer products on the platform, the introduction of competing products on their platforms, and an increasing complexity in the regulatory environment. We also rely on third parties to support the operation of our business by maintaining our physical facilities, equipment, power systems and infrastructure. In certain instances, these third-party relationships are sole source or limited source relationships and can be difficult to replace or substitute depending on the level of integration of the third party’s products or services into, or with, our offerings and/or the general availability of such third party’s products and services. In addition, there may be few or no alternative third-party providers or vendors in the market. Further, there can be no assurance that we will be able to adequately retain third-party contractors engaged to help us operate our business.
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

Intuit Q2 Fiscal 2025 Form 10-Q	57

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
We continue to build and invest in systems and tools that incorporate AI technologies, including generative AI for customers, experts, and our workforce. We also use third parties to support this work. As with many innovations, AI presents risks, uncertainties, and challenges that could adversely impact our business. The development, adoption, and use for generative AI technologies are still in their early stages, and ineffective or inadequate AI development or deployment practices by Intuit or third-party developers or vendors could result in unintended consequences. For example, AI algorithms that we use may be flawed or may be based on datasets that are biased or insufficient. In addition, any latency, disruption, or failure in our AI systems or infrastructure could result in delays or errors in our offerings. Developing, testing, and deploying resource-intensive AI systems may require additional investment and increase our costs. There also may be real or perceived social harm, unfairness, or other outcomes that undermine public confidence in the use and deployment of AI. In addition, third parties may deploy AI technologies in a manner that reduces customer demand for our products and services. Any of the foregoing may result in decreased demand for our products or harm to our business, results of operations or reputation.
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

Intuit Q2 Fiscal 2025 Form 10-Q	58

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

Intuit Q2 Fiscal 2025 Form 10-Q	59

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
These laws and regulations are not consistent across jurisdictions and are subject to change and evolving interpretations, and new or amended laws, regulations, executive orders, directives, policies, and enforcement priorities may affect our business. As we expand our products and services and evolve our business models, we have, and may in the future, become subject to additional changing regulations and heightened regulatory scrutiny. Our ability to adopt emerging technologies, including AI, and to innovate for our customers and operate our business may be harmed by the uncertainty and complexity created by the evolving legal and regulatory environment. For example, in August 2024, the European Union's Artificial Intelligence Act (“AI Act”) went into force regulating AI systems that affect individuals located in the EU. Around the same time, California also enacted various laws relating to transparency, privacy, and fairness in the use and development of AI. Compliance with these laws, and similar emerging laws, may add significant costs to our business and may require us to change certain business practices to comply. In addition, some of our offerings, such as our lending and payments products, require licenses to operate. Our inability to obtain or maintain a license, or to comply with current or new license requirements, may materially harm our ability to operate in specific jurisdictions or subject us to regulatory fines or penalties.
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
Regulations related to data privacy, cybersecurity, the collection, processing, storage, transfer and use of data, and the use of AI are evolving. Many jurisdictions in which we operate globally have enacted, or are in the process of enacting, data privacy legislation or regulations aimed at creating and enhancing individual privacy rights. For example, the General Data Protection Regulation (GDPR) regulates the collection, use, and retention of personal information by our offerings in the EU. In addition, in the absence of a unified federal privacy standard, a growing number of U.S. states have enacted or introduced data privacy laws and regulations. Several countries have established specific legal requirements for cross-border data transfers and governmental authorities and privacy advocates around the world continue to propose new regulatory actions concerning data protection. Moreover, several jurisdictions are considering regulatory frameworks for AI that implicate data protection laws.
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

Intuit Q2 Fiscal 2025 Form 10-Q	60

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
We may become increasingly subject to infringement claims, including patent, copyright, trade secret, and trademark infringement claims. Litigation may be necessary to determine the validity and scope of the intellectual property rights of others. We have received a number of allegations of intellectual property infringement claims in the past and expect to receive more claims in the future based on allegations that our offerings infringe upon the intellectual property held by third parties. Some of these claims are the subject of pending litigation against us and against some of our customers. These claims may involve patent holding companies or other adverse intellectual property owners who have no relevant product revenues of their own, and against whom our own intellectual property may provide little or no deterrence. The ultimate outcome of any allegation is uncertain and, regardless of outcome, any such claim, with or without merit, may be time consuming to defend, result in costly litigation, divert management’s time and attention from our business, require us to stop selling, delay shipping or redesign our products, or require us to pay monetary damages for royalty or licensing fees, or to satisfy indemnification obligations that we have with some of our customers. Our failure to obtain necessary licenses or other rights, or litigation arising out of intellectual property claims made against us may harm our business.
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

Intuit Q2 Fiscal 2025 Form 10-Q	61

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

Intuit Q2 Fiscal 2025 Form 10-Q	62

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
Our acquisitions have resulted in significant expenses, including amortization and impairment of acquired technology and other acquired intangible assets, and impairment of goodwill. Total costs and expenses in these categories were $629 million in fiscal 2024; $646 million in fiscal 2023; and $556 million in fiscal 2022. Although under current accounting rules goodwill is not amortized, we may incur impairment charges related to the goodwill already recorded and to goodwill arising out of future acquisitions. We test the impairment of goodwill annually in our fourth fiscal quarter or more frequently if indicators of impairment arise. The timing of the formal annual test may result in charges to our statement of operations in our fourth fiscal quarter that may not have been reasonably foreseen in prior periods. At January 31, 2025, we had $13.8 billion in goodwill and $5.5 billion in net acquired intangible assets on our condensed consolidated balance sheet, both of which may be subject to impairment charges in the future. New acquisitions, and any impairment of the value of acquired intangible assets, may have a significant negative impact on our future financial results.
We have incurred indebtedness and may incur other debt in the future, which may adversely affect our financial condition and future financial results.
As of January 31, 2025, we had an aggregate of $6.3 billion of indebtedness outstanding under our senior unsecured notes, senior unsecured credit facility, and secured credit facilities. No amounts were outstanding under our commercial paper program as of January 31, 2025. Under the agreements governing our indebtedness, we are permitted to incur additional debt. This debt, and any debt that we may incur in the future, may adversely affect our financial condition and future financial results by, among other things:
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

Intuit Q2 Fiscal 2025 Form 10-Q	63

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

Intuit Q2 Fiscal 2025 Form 10-Q	64

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Stock repurchase activity during the three months ended January 31, 2025 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans
November 1, 2024 through November 30, 2024	338,822	$656.44	338,822	$4,076,878,391
December 1, 2024 through December 31, 2024	381,643	$648.17	381,643	$3,829,508,361
January 1, 2025 through January 31, 2025	405,055	$612.37	405,055	$3,581,464,014
Total	1,125,520	$637.78	1,125,520
Note: On August 22, 2023, our Board of Directors approved an increase in the authorization under the existing stock repurchase program under which we are authorized to repurchase up to an additional $2.3 billion of our common stock. On August 20, 2024, our Board of Directors approved an increase in the authorization under the existing stock repurchase program under which we are authorized to repurchase up to an additional $3 billion of our common stock. All of the shares repurchased during the three months ended January 31, 2025 were purchased under these plans. At January 31, 2025, we had authorization from our Board of Directors for up to $3.6 billion in stock repurchases.

ITEM 5 - OTHER INFORMATION
During the three months ended January 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K), except the following trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c). On January 7, 2025, Sandeep Aujla, Executive Vice President and Chief Financial Officer, adopted a plan for the sale of up to 18,134 shares of the Company's common stock, subject to certain conditions, from May 26, 2025 through October 10, 2025.

ITEM 6 - EXHIBITS
See the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q.

Intuit Q2 Fiscal 2025 Form 10-Q	65

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTUIT INC. (Registrant)
Date:	February 25, 2025	By:	/s/ SANDEEP S. AUJLA
Sandeep S. Aujla
Executive Vice President and Chief Financial Officer (Authorized Officer and Principal Financial Officer)

Intuit Q2 Fiscal 2025 Form 10-Q	66

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference

3.01	Intuit Inc. Amended and Restated Certificate of Incorporation, effective January 27, 2025	X

10.01	Revolving Credit Agreement, dated as of January 30, 2025, by and among Intuit Inc., the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent		8-K filed 1/31/2025

31.01	Certification of Chief Executive Officer	X

31.02	Certification of Chief Financial Officer	X

32.01*	Section 1350 Certification (Chief Executive Officer)	X

32.02*	Section 1350 Certification (Chief Financial Officer)	X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X

101.SCH	XBRL Taxonomy Extension Schema	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X
________________________________

+	Indicates a management contract or compensatory plan or arrangement.
*	This exhibit is intended to be furnished and shall not be deemed “filed” for purposes of the Securities Exchange Act of 1934, as amended.

Intuit Q2 Fiscal 2025 Form 10-Q	67