Form 10-Q
period 2025-04-30
INTUIT INC.
filed 2025-05-22
CIK 896878

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares (in thousands) of Common Stock, $0.01 par value, outstanding as of May 15, 2025 was 278,947.

INTUIT INC. FORM 10-Q INDEX
Intuit, QuickBooks, TurboTax, Credit Karma, and Mailchimp, among others, are registered trademarks and/or registered service marks of Intuit Inc., or one of its subsidiaries, in the United States and other countries. Other parties’ marks are the property of their respective owners.

Intuit Q3 Fiscal 2025 Form 10-Q	2

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

Intuit Q3 Fiscal 2025 Form 10-Q	3

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

INTUIT INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
(In millions, except per share amounts)	April 30, 2025	April 30, 2024	April 30, 2025	April 30, 2024
Net revenue:
Service	$6,971	$6,048	$13,109	$11,191
Product and other	783	689	1,891	1,910
Total net revenue	7,754	6,737	15,000	13,101
Costs and expenses:
Cost of revenue:
Cost of service revenue	1,138	1,014	2,790	2,517
Cost of product and other revenue	18	17	52	55
Amortization of acquired technology	38	36	112	110
Selling and marketing	1,618	1,419	3,784	3,208
Research and development	707	671	2,127	2,029
General and administrative	394	355	1,177	1,041
Amortization of other acquired intangible assets	120	120	360	360
Restructuring	1	—	14	—
Total costs and expenses	4,034	3,632	10,416	9,320
Operating income	3,720	3,105	4,584	3,781
Interest expense	(68)	(60)	(188)	(182)
Interest and other income, net	32	27	72	91
Income before income taxes	3,684	3,072	4,468	3,690
Income tax provision	864	683	980	707
Net income	$2,820	$2,389	$3,488	$2,983

Basic net income per share	$10.09	$8.53	$12.45	$10.65
Shares used in basic per share calculations	280	280	280	280

Diluted net income per share	$10.02	$8.42	$12.33	$10.51
Shares used in diluted per share calculations	282	284	283	284
See accompanying notes.

Intuit Q3 Fiscal 2025 Form 10-Q	4

INTUIT INC. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Nine Months Ended
(In millions)	April 30, 2025	April 30, 2024	April 30, 2025	April 30, 2024

Net income	$2,820	$2,389	$3,488	$2,983
Other comprehensive income (loss), net of income taxes:
Unrealized gain (loss) on available-for-sale debt securities	1	(1)	1	5
Foreign currency translation gain (loss)	17	(6)	7	(17)
Cumulative translation adjustment reclassified to net income	—	9	—	9
Total other comprehensive income (loss), net	18	2	8	(3)
Comprehensive income	$2,838	$2,391	$3,496	$2,980
See accompanying notes.

Intuit Q3 Fiscal 2025 Form 10-Q	5

INTUIT INC. CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In millions)	April 30, 2025	July 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$5,443	$3,609
Investments	731	465
Accounts receivable, net	724	457
Notes receivable held for investment, net	1,278	779
Notes receivable held for sale	47	3
Income taxes receivable	9	78
Prepaid expenses and other current assets	512	366
Current assets before funds receivable and amounts held for customers	8,744	5,757
Funds receivable and amounts held for customers	5,221	3,921
Total current assets	13,965	9,678
Long-term investments	88	131
Property and equipment, net	975	1,009
Operating lease right-of-use assets	560	411
Goodwill	13,847	13,844
Acquired intangible assets, net	5,397	5,820
Long-term deferred income tax assets	1,062	698
Other assets	699	541
Total assets	$36,593	$32,132

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$500	$499
Accounts payable	1,002	721
Accrued compensation and related liabilities	747	921
Deferred revenue	957	872
Income taxes payable	614	8
Other current liabilities	613	549
Current liabilities before funds payable and amounts due to customers	4,433	3,570
Funds payable and amounts due to customers	5,221	3,921
Total current liabilities	9,654	7,491
Long-term debt	5,906	5,539
Operating lease liabilities	614	458
Other long-term obligations	294	208
Total liabilities	16,468	13,696
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock and additional paid-in capital	21,380	20,251
Treasury stock, at cost	(20,795)	(18,750)
Accumulated other comprehensive loss	(46)	(54)
Retained earnings	19,586	16,989
Total stockholders’ equity	20,125	18,436
Total liabilities and stockholders’ equity	$36,593	$32,132
See accompanying notes.

Intuit Q3 Fiscal 2025 Form 10-Q	6

.

INTUIT INC. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	Three Months Ended April 30, 2025
(Dollars in millions, except per share amount; shares in thousands)	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
Balance at January 31, 2025	279,740	$20,995	$(20,041)	$(64)	$17,059	$17,949
Comprehensive income	—	—	—	18	2,820	2,838
Issuance of stock under employee stock plans, net of shares withheld for employee taxes	601	(84)	—	—	—	(84)
Stock repurchases under stock repurchase programs	(1,267)	—	(754)	—	—	(754)
Dividends and dividend rights declared ($1.04 per share)	—	—	—	—	(293)	(293)
Share-based compensation expense	—	469	—	—	—	469
Balance at April 30, 2025	279,074	$21,380	$(20,795)	$(46)	$19,586	$20,125

	Nine Months Ended April 30, 2025
(Dollars in millions, except per share amount; shares in thousands)	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
Balance at July 31, 2024	280,268	$20,251	$(18,750)	$(54)	$16,989	$18,436
Comprehensive income	—	—	—	8	3,488	3,496
Issuance of stock under employee stock plans, net of shares withheld for employee taxes	2,113	(349)	—	—	—	(349)
Stock repurchases under stock repurchase programs	(3,307)	—	(2,045)	—	—	(2,045)
Dividends and dividend rights declared ($3.12 per share)	—	—	—	—	(891)	(891)
Share-based compensation expense	—	1,478	—	—	—	1,478
Balance at April 30, 2025	279,074	$21,380	$(20,795)	$(46)	$19,586	$20,125

Intuit Q3 Fiscal 2025 Form 10-Q	7

INTUIT INC. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	Three Months Ended April 30, 2024
(Dollars in millions, except per share amount; shares in thousands)	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
Balance at January 31, 2024	280,025	$19,739	$(17,911)	$(60)	$15,140	$16,908
Comprehensive income	—	—	—	2	2,389	2,391
Issuance of stock under employee stock plans, net of shares withheld for employee taxes	590	(150)	—	—	—	(150)
Stock repurchases under stock repurchase programs	(910)	—	(584)	—	—	(584)
Dividends and dividend rights declared ($0.90 per share)	—	—	—	—	(259)	(259)
Share-based compensation expense	—	451	—	—	—	451
Balance at April 30, 2024	279,705	$20,040	$(18,495)	$(58)	$17,270	$18,757

	Nine Months Ended April 30, 2024
(Dollars in millions, except per share amount; shares in thousands)	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
Balance at July 31, 2023	280,421	$19,029	$(16,772)	$(55)	$15,067	$17,269
Comprehensive income	—	—	—	(3)	2,983	2,980
Issuance of stock under employee stock plans, net of shares withheld for employee taxes	2,297	(410)	—	—	—	(410)
Stock repurchases under stock repurchase programs	(3,013)	—	(1,723)	—	—	(1,723)
Dividends and dividend rights declared ($2.70 per share)	—	—	—	—	(780)	(780)
Share-based compensation expense	—	1,421	—	—	—	1,421
Balance at April 30, 2024	279,705	$20,040	$(18,495)	$(58)	$17,270	$18,757

See accompanying notes.

Intuit Q3 Fiscal 2025 Form 10-Q	8

INTUIT INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
(In millions)	April 30, 2025	April 30, 2024
Cash flows from operating activities:
Net income	$3,488	$2,983
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	129	111
Amortization of acquired intangible assets	472	470
Non-cash operating lease cost	56	63
Share-based compensation expense	1,478	1,421
Deferred income taxes	(278)	(361)
Other	114	69
Total adjustments	1,971	1,773
Originations and purchases of loans held for sale	—	(96)
Sales and principal repayments of loans held for sale	—	98
Changes in operating assets and liabilities:
Accounts receivable	(267)	(384)
Income taxes receivable	69	25
Prepaid expenses and other assets	(227)	18
Accounts payable	285	286
Accrued compensation and related liabilities	(173)	20
Deferred revenue	84	(79)
Income taxes payable	606	(262)
Operating lease liabilities	(59)	(45)
Other liabilities	49	130
Total changes in operating assets and liabilities	367	(291)
Net cash provided by operating activities	5,826	4,467
Cash flows from investing activities:
Purchases of corporate and customer fund investments	(1,080)	(564)
Sales of corporate and customer fund investments	168	491
Maturities of corporate and customer fund investments	656	489
Purchases of property and equipment	(99)	(208)
Originations and purchases of loans held for investment	(2,873)	(1,926)
Sales of loans originally classified as held for investment	300	101
Principal repayments of loans held for investment	1,952	1,688
Other	(117)	(46)
Net cash provided by (used in) investing activities	(1,093)	25
Cash flows from financing activities:
Proceeds from issuance of long-term debt, net of discount and issuance costs	—	3,956
Repayments of debt	—	(4,200)
Proceeds from borrowings under unsecured revolving credit facility	—	100
Repayments on borrowings under unsecured revolving credit facility	—	(100)
Proceeds from borrowings under secured revolving credit facilities	364	95
Repayments on borrowings under secured revolving credit facilities	—	(25)
Proceeds from issuance of stock under employee stock plans	263	226
Payments for employee taxes withheld upon vesting of restricted stock units	(612)	(632)

Intuit Q3 Fiscal 2025 Form 10-Q	9

Cash paid for purchases of treasury stock	(2,026)	(1,707)
Dividends and dividend rights paid	(888)	(773)
Net change in funds receivable and funds payable and amounts due to customers	1,251	2,212
Other	(4)	(3)
Net cash used in financing activities	(1,652)	(851)
Effect of exchange rates on cash, cash equivalents, restricted cash, and restricted cash equivalents	4	(12)
Net increase in cash, cash equivalents, restricted cash, and restricted cash equivalents	3,085	3,629
Cash, cash equivalents, restricted cash, and restricted cash equivalents at beginning of period	7,099	2,852
Cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period	$10,184	$6,481

Reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents reported within the condensed consolidated balance sheets to the total amounts reported on the condensed consolidated statements of cash flows
Cash and cash equivalents	$5,443	$4,215
Restricted cash and restricted cash equivalents included in funds receivable and amounts held for customers	4,741	2,266
Total cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period	$10,184	$6,481

Supplemental schedule of non-cash investing activities:
Transfers of loans originated or purchased as held for investment to held for sale	$333	$106
See accompanying notes.

Intuit Q3 Fiscal 2025 Form 10-Q	10

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
On August 1, 2024, we reorganized certain technology and customer success functions in our Global Business Solutions, Consumer, and ProTax segments that support and benefit our overall platform and are managed at that level rather than at the segment level. As a result of these reorganizations, costs associated with these functions are no longer included in segment operating income and are now included in other corporate expenses. For the three and nine months ended April 30, 2024, we reclassified expenses totaling $353 million and $1.0 billion from Global Business Solutions, $327 million and $521 million from Consumer, and $10 million and $26 million from ProTax to other corporate expenses, respectively, to conform to the current presentation. See Note 12, "Segment Information," for more information.
These unaudited condensed consolidated financial statements and accompanying notes should be read together with the audited consolidated financial statements in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2024. Results for the nine months ended April 30, 2025 are not necessarily indicative of the results we expect for the fiscal year ending July 31, 2025 or any other future period.

Seasonality
Our Consumer and ProTax offerings have a significant and distinct seasonal pattern as sales and revenue from our income tax preparation products and services are typically heavily concentrated in the period from November through April. This seasonal pattern typically results in higher net revenues during our second and third quarters ending January 31 and April 30, respectively.

Significant Accounting Policies
We described our significant accounting policies in Note 1 to the financial statements in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2024. There have been no changes to our significant accounting policies during the first nine months of fiscal 2025.

Intuit Q3 Fiscal 2025 Form 10-Q	11

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

Intuit Q3 Fiscal 2025 Form 10-Q	12

The following table presents the composition of shares used in the computation of basic and diluted net income per share for the periods indicated.

	Three Months Ended		Nine Months Ended
(In millions, except per share amounts)	April 30, 2025	April 30, 2024	April 30, 2025	April 30, 2024
Numerator:
Net income	$2,820	$2,389	$3,488	$2,983

Denominator:
Shares used in basic per share amounts:
Weighted-average common shares outstanding	280	280	280	280

Shares used in diluted per share amounts:
Weighted-average common shares outstanding	280	280	280	280
Dilutive potential common equivalent shares from share-based awards	2	4	3	4
Dilutive weighted-average common shares outstanding	282	284	283	284

Basic and diluted net income per share:
Basic net income per share	$10.09	$8.53	$12.45	$10.65

Diluted net income per share	$10.02	$8.42	$12.33	$10.51

Shares excluded from diluted net income per share:
Weighted-average share-based awards that have been excluded from dilutive common equivalent shares outstanding due to their anti-dilutive effect	1	—	—	—

Deferred Revenue
We record deferred revenue when we have entered into a contract with a customer, and cash payments are received or due prior to transfer of control or satisfaction of the related performance obligation. During the three and nine months ended April 30, 2025, we recognized revenue of $111 million and $829 million, respectively, that was included in deferred revenue at July 31, 2024. During the three and nine months ended April 30, 2024, we recognized revenue of $85 million and $890 million, respectively, that was included in deferred revenue at July 31, 2023.
Our performance obligations are generally satisfied within 12 months of the initial contract date. As of April 30, 2025 and July 31, 2024, the deferred revenue balance related to performance obligations that will be satisfied after 12 months was $3 million and $4 million, respectively, and is included in other long-term obligations on our condensed consolidated balance sheets.

Concentration of Credit Risk and Significant Customers
No customer accounted for 10% or more of total net revenue in the three or nine months ended April 30, 2025 or April 30, 2024. No customer accounted for 10% or more of gross accounts receivable at April 30, 2025 or July 31, 2024.

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

Intuit Q3 Fiscal 2025 Form 10-Q	13

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
Business Combinations and Consolidation - In May 2025, the FASB issued ASU 2025-03, "Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity (VIE)." This standard clarifies the guidance in determining the accounting acquirer in a business combination effected primarily by exchanging equity interests when the acquiree is a VIE that meets the definition of a business. The standard is effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years, which means that it will be effective for us in the first quarter of our fiscal year beginning August 1, 2027. Early adoption is permitted, and the standard is to be applied prospectively to acquisitions after the adoption date. We are currently evaluating the impact of our pending adoption of ASU 2025-03 on our consolidated financial statements and related disclosures.

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

Intuit Q3 Fiscal 2025 Form 10-Q	14

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table summarizes financial assets that we measured at fair value on a recurring basis at the dates indicated, classified in accordance with the fair value hierarchy described above.

	April 30, 2025			July 31, 2024
(In millions)	Level 1	Level 2	Total Fair Value	Level 1	Level 2	Total Fair Value
Assets:
Cash equivalents, primarily money market funds	$3,692	$—	$3,692	$2,538	$—	$2,538
Available-for-sale debt securities:
Corporate notes	—	529	529	—	456	456
U.S. agency securities	—	352	352	—	159	159
Total available-for-sale debt securities	—	881	881	—	615	615
Total assets measured at fair value on a recurring basis	$3,692	$881	$4,573	$2,538	$615	$3,153
The following table summarizes our cash equivalents and available-for-sale debt securities by balance sheet classification and level in the fair value hierarchy at the dates indicated.

	April 30, 2025			July 31, 2024
(In millions)	Level 1	Level 2	Total Fair Value	Level 1	Level 2	Total Fair Value
Cash equivalents:
In cash and cash equivalents	$3,692	$—	$3,692	$2,538	$—	$2,538
In funds receivable and amounts held for customers	—	—	—	—	—	—
Total cash equivalents	$3,692	$—	$3,692	$2,538	$—	$2,538
Available-for-sale debt securities:
In investments	$—	$731	$731	$—	$465	$465
In funds receivable and amounts held for customers	—	150	150	—	150	150
Total available-for-sale debt securities	$—	$881	$881	$—	$615	$615
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
Financial assets whose fair values we measure using Level 3 inputs consist of notes receivable held for sale. These loans are recorded at the lower of cost or fair value. As of April 30, 2025 and July 31, 2024, total notes receivable held for sale were not material and the difference between amortized cost and fair value was not material.
Financial liabilities whose fair values we measure using Level 2 inputs consist of senior unsecured notes. We measure the fair value of our senior unsecured notes based on their trading prices and the interest rates we could obtain for other borrowings with similar terms. At April 30, 2025 and July 31, 2024, the total estimated fair value of the senior unsecured notes was $5.4 billion and $5.5 billion, respectively. At each of the reporting periods ended April 30, 2025 and July 31, 2024, the carrying value of the senior unsecured notes was $5.5 billion. See Note 6, “Debt,” for more information.

Intuit Q3 Fiscal 2025 Form 10-Q	15

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
The following table summarizes the adjustments to the carrying value of our long-term investments.

	Three Months Ended		Nine Months Ended
(In millions)	April 30, 2025	April 30, 2024	April 30, 2025	April 30, 2024
Upward adjustments	$—	$—	$8	$4
Downward adjustments, including impairments	—	—	(51)	—
Net adjustments	$—	$—	$(43)	$4
Cumulative upward adjustments amounted to $82 million, and cumulative downward adjustments, including impairments, amounted to $69 million through April 30, 2025 for measurement alternative investments held as of April 30, 2025. The carrying value of long-term investments on our condensed consolidated balance sheets was $88 million and $131 million at April 30, 2025 and July 31, 2024, respectively.

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

	April 30, 2025		July 31, 2024
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Classification on condensed consolidated balance sheets:
Cash and cash equivalents	$5,443	$5,443	$3,609	$3,609
Investments	731	731	465	465
Funds receivable and amounts held for customers	5,220	5,221	3,921	3,921
Total cash and cash equivalents, investments, and funds receivable and amounts held for customers	$11,394	$11,395	$7,995	$7,995

Intuit Q3 Fiscal 2025 Form 10-Q	16

The following table summarizes our cash and cash equivalents, investments, and relevant portion of funds receivable and amounts held for customers by investment category at the dates indicated. As of April 30, 2025 and July 31, 2024, this excludes $330 million and $281 million, respectively, of funds receivable on our condensed consolidated balance sheets in funds receivable and amounts held for customers that were not measured and recorded at fair value.

	April 30, 2025		July 31, 2024
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Type of issue:
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$10,184	$10,184	$7,099	$7,099
Available-for-sale debt securities:
Corporate notes	528	529	456	456
U.S. agency securities	352	352	159	159
Total available-for-sale debt securities	880	881	615	615
Total cash, cash equivalents, restricted cash, restricted cash equivalents, and investments	$11,064	$11,065	$7,714	$7,714
We use the specific identification method to compute gains and losses on investments. We include realized gains and losses on our available-for-sale debt securities in interest and other income, net in our condensed consolidated statements of operations. Gross realized gains and losses on our available-for-sale debt securities for the nine months ended April 30, 2025 and April 30, 2024 were not material.
We accumulate unrealized gains and losses on our available-for-sale debt securities, net of tax, in accumulated other comprehensive income or loss in the stockholders’ equity section of our condensed consolidated balance sheets, except for certain unrealized losses described below. Gross unrealized gains and losses on our available-for-sale debt securities at April 30, 2025 and July 31, 2024 were not material.
For available-for-sale debt securities in an unrealized loss position, we determine whether a credit loss exists. The estimate of the credit loss is determined by considering available information relevant to the collectibility of the security and information about past events, current conditions, and reasonable and supportable forecasts. The allowance for credit loss is recorded to interest and other income, net in our condensed consolidated statements of operations, not to exceed the amount of the unrealized loss. Any excess unrealized loss greater than the allowance for credit loss at a security level is recognized in accumulated other comprehensive income or loss in the stockholders' equity section of our condensed consolidated balance sheets. We determined there were no credit losses related to available-for-sale debt securities as of April 30, 2025. Unrealized losses on available-for-sale debt securities at April 30, 2025 were not material. We do not intend to sell these investments. In addition, it is more likely than not that we will not be required to sell them before recovery of the amortized cost basis, which may be at maturity.
The following table summarizes our available-for-sale debt securities, included in investments and relevant portion of funds receivable and amounts held for customers, classified by the stated maturity date of the security at the dates indicated.

	April 30, 2025		July 31, 2024
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$764	$764	$517	$516
Due within two years	66	67	55	56
Due within three years	50	50	43	43
Total available-for-sale debt securities	$880	$881	$615	$615

Intuit Q3 Fiscal 2025 Form 10-Q	17

The following table summarizes our funds receivable and amounts held for customers by asset category at the dates indicated.

(In millions)	April 30, 2025	July 31, 2024
Restricted cash and restricted cash equivalents	$4,741	$3,490
Restricted available-for-sale debt securities and funds receivable	480	431
Total funds receivable and amounts held for customers	$5,221	$3,921

(In millions)	April 30, 2024	July 31, 2023
Restricted cash and restricted cash equivalents	$2,266	$4
Restricted available-for-sale debt securities and funds receivable	456	416
Total funds receivable and amounts held for customers	$2,722	$420

4. Notes Receivable and Allowances for Credit Losses
As of April 30, 2025, our notes receivable portfolio consisted of notes receivable held for investment, including term loans to small and mid-market businesses and refund advance loans to consumers, and notes receivable held for sale, including term loans to small and mid-market businesses. We classify loans as notes receivable held for investment when we have both the intent and ability to hold until maturity or payoff. We classify loans as notes receivable held for sale when we have the intent and ability to sell substantially all of our rights, title, and interests in a qualified loan to a third-party investor. A loan that is initially designated as held for sale or held for investment may be reclassified when our intent for that loan changes. When a loan held for investment is reclassified to held for sale and recorded at the lower of amortized cost or fair value, the related allowance for credit losses for that loan is released, and any adjustment to record the loan at the lower of amortized cost or fair value is recorded.

Notes Receivable Held for Investment
Term loans to small and mid-market businesses. We provide financing to small and mid-market businesses via term loans that we originate directly or through an originating bank partner. During the nine months ended April 30, 2025 and April 30, 2024, we purchased term loans from our originating bank partner with principal balances in the amount of $2.4 billion and $1.2 billion, respectively. As of April 30, 2025, we had commitments to purchase $32 million in term loans that were originated on or prior to April 30, 2025.
The term loans are not secured and are recorded at amortized cost, which includes unpaid principal balances, deferred origination costs, and any related discount or premium, net of allowances for credit losses. As of April 30, 2025 and July 31, 2024, the net notes receivable held for investment balance for term loans to small and mid-market businesses was $1.4 billion and $912 million, respectively. The current portion is included in notes receivable held for investment and the long-term portion is included in other assets on our condensed consolidated balance sheets.
We maintain an allowance for credit losses on loans held for investment to reserve for lifetime expected credit losses in the loan portfolio. The allowance for credit losses is determined based on our current estimate of lifetime expected credit losses, historical credit losses, estimates of recoveries, and future expectations as of each balance sheet date. We evaluate the creditworthiness of our term loan portfolio on a pooled basis due to its composition of loans with similar general credit risk and characteristics. The allowance for credit losses is subjective and requires management estimates, including such factors as known and inherent risks in the loan portfolio, historical losses, adverse situations that may affect borrowers' ability to repay, and current and forecasted economic conditions. Expected credit losses are measured based on a loss forecasting model and calculated by applying loss curves derived from loan level risk segment and term mixes, aggregated at monthly loan vintages. Loss curves are estimated based on a combination of empirical loss curve data and management judgment. The methodologies are updated periodically to reflect factors such as actual loan performance and changes in assumptions based on loan risk characteristics. We use empirical data and management judgment to estimate losses for new credit tests or products for which we do not have enough history. When available information confirms that the specific loans or portions thereof are uncollectible, identified amounts are charged off against the allowance for credit losses. Loans are charged off as the contractual principal becomes 120 days past due or meets certain other charge-off policy requirements. Subsequent recoveries of the unpaid principal balance, if any, are credited to the allowance for credit losses. As of April 30, 2025 and July 31, 2024, the allowances for credit losses were not material. During the nine months ended April 30, 2025 and April 30, 2024, the amount of charge-offs recorded and the amount of recoveries on term loans to small and mid-market businesses were not material.

Intuit Q3 Fiscal 2025 Form 10-Q	18

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
Refund Advance Loans. Refund advance loans are loans available to eligible TurboTax customers based on a customer's anticipated income tax refund, at no cost to the customer. The loans are repaid from the customer's income tax refund, which is generally received within three to four weeks after acceptance of the customer's income tax return by the Internal Revenue Service (IRS). We partner with third-party issuing banks to originate the loans and subsequently purchase full participating interests in those loans. The refund advance loans are not secured and are recorded at amortized cost, net of an allowance for credit losses. As of April 30, 2025 and July 31, 2024, the net notes receivable balances for refund advance loans were $1 million and $4 million, respectively. We maintain an allowance for credit losses to reserve for potentially uncollectible loans. We estimate the allowance for credit losses based on expected funding of refunds by the IRS using historical trends. When we determine that any amounts are uncollectible, we charge them off against the allowance for credit losses. As of April 30, 2025 and July 31, 2024, the allowances for credit losses on refund advance loans were not material.

Notes Receivable Held for Sale
Term loans to small and mid-market businesses. We have entered into two forward flow arrangements with institutional investors that facilitate the sale of participation interests in unsecured term loans.
In August 2023, we entered into a forward flow arrangement with an institutional investor (2023 Forward Flow Agreement), which has since been amended, most recently in January 2025. Pursuant to the amended 2023 Forward Flow Agreement, we have a commitment to sell to the institutional investor a minimum of approximately $8 million monthly and $350 million cumulatively in participation interests in unsecured term loans to small and mid-market businesses over four years, subject to certain eligibility criteria. As of April 30, 2025, we have met the cumulative commitment to sell term loans under this arrangement, and the remaining monthly commitments total $218 million through July 31, 2027.
In January 2025, we entered into a forward flow arrangement with an institutional investor (2025 Forward Flow Agreement) that terminates on July 23, 2029. Pursuant to the 2025 Forward Flow Agreement, we have a commitment to sell to the institutional investor a minimum of $300 million in participation interests in unsecured term loans to small and mid-market businesses over the first 18 months of the arrangement, subject to certain eligibility criteria. The 2025 Forward Flow Agreement also includes monthly commitments that vary based on certain conditions, up to a maximum monthly commitment of $45 million. As of April 30, 2025, the remaining cumulative commitment totals $279 million.
Notes receivable held for sale are recorded at the lower of amortized cost or fair value determined on an individual loan basis. We recognize a gain or loss on sale of loans sold to third parties by calculating the difference between the proceeds received and the carrying value of the loans sold. As of April 30, 2025 and July 31, 2024, the balances of notes receivable held for sale were $47 million and $3 million, respectively, and are included in notes receivable held for sale on our condensed consolidated balance sheets. Total sales of term loans during the nine months ended April 30, 2025 and April 30, 2024 amounted to $288 million and $193 million, respectively. For the three and nine months ended April 30, 2025 and April 30, 2024, gains on sales of loans were not material.

Intuit Q3 Fiscal 2025 Form 10-Q	19

5. Acquired Intangible Assets
The following table shows the cost, accumulated amortization, and weighted-average life in years for our acquired intangible assets at the dates indicated. The weighted-average lives are calculated for assets that are not fully amortized.

(Dollars in millions)	Customer Lists / User Relationships	Purchased Technology	Trade Names and Logos	Total

At April 30, 2025:
Cost	$6,196	$1,698	$680	$8,574
Accumulated amortization	(1,927)	(1,017)	(233)	(3,177)
Acquired intangible assets, net	$4,269	$681	$447	$5,397
Weighted-average life in years	14	8	13	13

At July 31, 2024:
Cost	$6,196	$1,648	$680	$8,524
Accumulated amortization	(1,605)	(905)	(194)	(2,704)
Acquired intangible assets, net	$4,591	$743	$486	$5,820
Weighted-average life in years	14	8	13	13
The following table shows the expected future amortization expense for our acquired intangible assets at April 30, 2025. Amortization of purchased technology is charged to amortization of acquired technology in our condensed consolidated statements of operations. Amortization of other acquired intangible assets, such as customer lists, is charged to amortization of other acquired intangible assets in our condensed consolidated statements of operations. If impairment events occur, they could accelerate the timing of acquired intangible asset charges.

(In millions)	Expected Future Amortization Expense
Fiscal year ending July 31,
2025 (excluding the nine months ended April 30, 2025)	$161
2026	644
2027	618
2028	599
2029	581
Thereafter	2,794
Total expected future amortization expense	$5,397

Intuit Q3 Fiscal 2025 Form 10-Q	20

6. Debt
The carrying value of our debt was as follows at the dates indicated:

(Dollars in millions)	April 30, 2025	July 31, 2024	Effective Interest Rate
Senior unsecured notes issued June 2020:
0.950% notes due July 2025	$500	$500	1.127%
1.350% notes due July 2027	500	500	1.486%
1.650% notes due July 2030	500	500	1.767%
Senior unsecured notes issued September 2023:
5.250% notes due September 2026	750	750	5.325%
5.125% notes due September 2028	750	750	5.258%
5.200% notes due September 2033	1,250	1,250	5.312%
5.500% notes due September 2053	1,250	1,250	5.576%
Secured revolving credit facilities	949	585
Total principal balance of debt	6,449	6,085
Unamortized discount and debt issuance costs	(43)	(47)
Net carrying value of debt	$6,406	$6,038

Short-term debt	$500	$499
Long-term debt	$5,906	$5,539
Future principal payments for debt at April 30, 2025 were as shown in the table below.

(In millions)	Future Principal Payments
Fiscal year ending July 31,
2025 (excluding the nine months ended April 30, 2025)	$500
2026	—
2027	1,250
2028	300
2029	1,399
Thereafter	3,000
Total future principal payments for debt	$6,449

Senior Unsecured Notes
2020 Notes. In June 2020, we issued four series of senior unsecured notes (together, the 2020 Notes) pursuant to a public debt offering. The proceeds from the issuance were $1.98 billion, net of debt discount of $2 million and debt issuance costs of $15 million. As of April 30, 2025, $1.5 billion in principal on the 2020 Notes remained outstanding.
Interest is payable semiannually on January 15 and July 15 of each year. The discount and debt issuance costs are amortized to interest expense using the effective interest method over the term of the 2020 Notes. We paid $10 million in interest on the 2020 Notes during each of the nine months ended April 30, 2025 and 2024.
The 2020 Notes are senior unsecured obligations of Intuit and rank equally with all existing and future unsecured and unsubordinated indebtedness of Intuit and are redeemable by us at any time, subject to a make-whole premium. Upon the occurrence of change of control transactions that are accompanied by certain downgrades in the credit ratings of the 2020 Notes, we will be required to repurchase the 2020 Notes at a repurchase price equal to 101% of the aggregate outstanding principal plus any accrued and unpaid interest to but not including the date of repurchase. The indenture governing the 2020 Notes requires us to comply with certain covenants. For example, the 2020 Notes limit our ability to create certain liens and enter into sale and leaseback transactions. As of April 30, 2025, we were compliant with all covenants governing the 2020 Notes.

Intuit Q3 Fiscal 2025 Form 10-Q	21

2023 Notes. In September 2023, we issued four series of senior unsecured notes (together, the 2023 Notes) pursuant to a public debt offering. The proceeds from the issuance were $3.96 billion, net of debt discount of $20 million and debt issuance costs of $24 million, and were used, together with operating cash, to repay the outstanding balance on our unsecured term loan. As of April 30, 2025, $4.0 billion in principal on the 2023 Notes remained outstanding.
Interest is payable semiannually on March 15 and September 15 of each year. The discount and debt issuance costs are amortized to interest expense using the effective interest method over the term of the 2023 Notes. We paid $212 million and $106 million in interest on the 2023 Notes during the nine months ended April 30, 2025 and 2024, respectively.
The 2023 Notes are senior unsecured obligations of Intuit and rank equally with all existing and future unsecured and unsubordinated indebtedness of Intuit and are redeemable by us at any time, subject to a make-whole premium. The indenture governing the 2023 Notes requires us to comply with certain covenants. For example, the 2023 Notes limit our ability to create certain liens and enter into sale and leaseback transactions. As of April 30, 2025, we were compliant with all covenants governing the 2023 Notes.

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
The 2024 Credit Facility includes customary affirmative and negative covenants, including a financial covenant that requires us to maintain a ratio of total gross debt to earnings before interest, taxes, depreciation, and amortization (EBITDA), as defined in the agreement, of not greater than 4.00 to 1.00 as measured on a rolling twelve month basis as of the last day of each fiscal quarter. As of April 30, 2025, we were compliant with all covenants governing the 2024 Credit Facility. At April 30, 2025, no amounts were outstanding under the 2024 Credit Facility. We paid no interest on the 2024 Credit Facility during the nine months ended April 30, 2025 and 2024.
2025 Credit Facility. On January 30, 2025, we entered into a credit agreement with certain lenders providing for a $4.5 billion unsecured short-term revolving credit facility (2025 Credit Facility) to fund a portion of our TurboTax early tax refund offering. We terminated the 2025 Credit Facility on March 3, 2025.
Advances under the 2025 Credit Facility accrued interest at rates equal to, at our election, either (i) the alternate base rate plus a margin of 0.125%, or (ii) the adjusted daily simple SOFR or term SOFR plus a margin of 1.125%. Unused portions of the commitment accrued a fee of 0.10% per annum. We paid $2 million in interest on the 2025 Credit Facility during the nine months ended April 30, 2025.

Secured Revolving Credit Facilities
2019 Secured Facility. On February 19, 2019, a subsidiary of Intuit entered into a secured revolving credit facility with a lender to fund the lending products and services we offer to qualified small and mid-market businesses (the 2019 Secured Facility). The 2019 Secured Facility is secured by cash and receivables of the subsidiary and is non-recourse to Intuit Inc. We have entered into several amendments to this facility, most recently on January 31, 2025. These amendments primarily increase the facility limit, extend the commitment term and final maturity date, and update the benchmark interest rate. Under the amended 2019 Secured Facility, the facility limit is $500 million, of which $300 million is committed and $200 million is uncommitted. Advances accrue interest at adjusted daily simple SOFR plus 1.25%. Unused portions of the committed credit facility accrue a fee at a rate ranging from 0.25% to 0.75%, depending on the total unused committed balance. The commitment term is through August 31, 2027, and the final maturity date is August 31, 2028. The agreement includes certain affirmative and negative covenants, including financial covenants that require the subsidiary to maintain specified financial ratios. As of April 30, 2025, we were compliant with all covenants governing the 2019 Secured Facility. At April 30, 2025, $440 million was outstanding under the 2019 Secured Facility and the weighted-average interest rate was 5.76%. The outstanding balance is secured by cash and receivables of the subsidiary totaling $1.6 billion as of April 30, 2025. Interest on the 2019 Secured Facility is payable monthly. We paid $17 million and $15 million in interest on the 2019 Secured Facility during the nine months ended April 30, 2025 and 2024, respectively.

Intuit Q3 Fiscal 2025 Form 10-Q	22

2022 Secured Facility. On October 12, 2022, another subsidiary of Intuit entered into a secured revolving credit facility with a lender to fund the lending products and services we offer to qualified small and mid-market businesses (the 2022 Secured Facility). The 2022 Secured Facility is secured by cash and receivables of the subsidiary and is non-recourse to Intuit Inc. We have entered into several amendments to this facility, most recently on March 11, 2025. These amendments primarily extend the commitment term and final maturity date, increase the commitment amount, and reduce the interest rate. Under the amended 2022 Secured Facility, the facility limit is $500 million, of which $400 million is committed and $100 million is uncommitted. Advances accrue interest at SOFR plus 1.1%. Unused portions of the committed credit facility accrue a fee at a rate ranging from 0.2% to 0.4%, depending on the total unused committed balance. The commitment term is through April 30, 2027, and the final maturity date is May 1, 2028. The agreement includes certain affirmative and negative covenants, including financial covenants that require the subsidiary to maintain specified financial ratios. As of April 30, 2025, we were compliant with all covenants governing the 2022 Secured Facility. At April 30, 2025, $300 million was outstanding under the 2022 Secured Facility and the weighted-average interest rate was 5.58%. The outstanding balance is secured by cash and receivables of the subsidiary totaling $1.0 billion as of April 30, 2025. Interest on the 2022 Secured Facility is payable monthly. We paid $14 million and $8 million in interest on the 2022 Secured Facility during the nine months ended April 30, 2025 and 2024, respectively.
2024 Secured Facility. On November 1, 2024, another subsidiary of Intuit entered into a secured revolving credit facility with a lender to fund the lending products and services we offer to qualified small and mid-market businesses (the 2024 Secured Facility). The 2024 Secured Facility is secured by cash and receivables of the subsidiary and is non-recourse to Intuit Inc. We entered into an amendment to the 2024 Secured Facility on February 6, 2025, which increased the commitment amount. Under the amended 2024 Secured Facility, the facility limit is $300 million, all of which is committed. Advances accrue interest at SOFR plus 1.15%. Unused portions of the committed credit facility accrue a fee at a rate ranging from 0.2% to 0.4%, depending on the total unused committed balance. The commitment term is through November 1, 2027, and the final maturity date is November 1, 2028. The agreement includes certain affirmative and negative covenants, including financial covenants that require the subsidiary to maintain specified financial ratios. As of April 30, 2025, we were compliant with all covenants governing the 2024 Secured Facility. At April 30, 2025, $209 million was outstanding under the 2024 Secured Facility and the weighted-average interest rate was 5.65%, which includes the fee on the unused committed portion. The outstanding balance is secured by cash and receivables of the subsidiary totaling $548 million as of April 30, 2025. Interest on the 2024 Secured Facility is payable monthly. We paid $2 million in interest on the 2024 Secured Facility during the nine months ended April 30, 2025.

Commercial Paper Program
Under our established commercial paper program, we may issue and sell unsecured short-term promissory notes (commercial paper) up to $1.5 billion. The maturities of the commercial paper may vary but will not exceed 397 days from the date of issuance. During the three months ended April 30, 2025, we temporarily increased the capacity of our commercial paper program from $1.5 billion to $2.0 billion to support our seasonal working capital needs. As of April 30, 2025, the capacity of the commercial paper program was $1.5 billion. At each of the periods ended April 30, 2025 and July 31, 2024, no amounts were outstanding under this program. We paid $3 million in interest on commercial paper during the nine months ended April 30, 2025.

7. Other Liabilities and Commitments

Other Current Liabilities
Other current liabilities were as follows at the dates indicated:

(In millions)	April 30, 2025	July 31, 2024
Executive deferred compensation plan liabilities	$227	$207
Sales, property, and other taxes	100	47
Current portion of operating lease liabilities	67	71
Reserve for returns, credits, and promotional discounts	60	40
Interest payable	37	84
Other	122	100
Total other current liabilities	$613	$549
The balances of several of our other current liabilities, particularly our reserves for returns, credits, and promotional discounts, are affected by the seasonality of our business. See Note 1, “Description of Business and Summary of Significant Accounting Policies – Seasonality,” for more information.

Intuit Q3 Fiscal 2025 Form 10-Q	23

Other Long-Term Obligations
Other long-term obligations were as follows at the dates indicated:

(In millions)	April 30, 2025	July 31, 2024
Income tax liabilities	$236	$157
Dividends payable	19	19
Deferred income tax liabilities	11	3
Deferred revenue	3	4
Other	25	25
Total other long-term obligations	$294	$208

Unconditional Purchase Obligations
We describe our unconditional purchase obligations in Note 9 to the financial statements in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2024. In December 2024, we amended an existing cloud services agreement to extend the term through 2032. Under the amended agreement, we have annual minimum purchase commitments that range from $256 million to $411 million per contract year, and a total minimum purchase commitment of $3.5 billion over the eight-year term. There were no other significant changes outside the ordinary course of business in our purchase obligations during the nine months ended April 30, 2025.

8. Leases
We lease office facilities under non-cancellable operating lease arrangements. Our facility leases generally provide for periodic rent increases and may contain escalation clauses and renewal options. Our leases have remaining lease terms of up to 17 years, which include options to extend that are reasonably certain of being exercised. Some of our leases include one or more options to extend the lease for up to 10 years per option, which we are not reasonably certain to exercise. The options to extend are generally at rates to be determined in accordance with the agreements. Options to extend the lease are included in the lease liability if they are reasonably certain of being exercised.
We sublease certain office facilities to third parties. These subleases have remaining lease terms of up to 6 years, one of which includes an option to extend the sublease for up to 5 years.
The components of lease expense were as follows:

	Three Months Ended		Nine Months Ended
(In millions)	April 30, 2025	April 30, 2024	April 30, 2025	April 30, 2024
Operating lease cost (1)	$28	$25	$82	$77
Variable lease cost	5	6	15	18
Sublease income	(2)	(3)	(8)	(9)
Total net lease cost	$31	$28	$89	$86
(1)Includes short-term leases, which were not material for each of the three and nine months ended April 30, 2025 and 2024.
Supplemental cash flow information related to operating leases was as follows:

	Nine Months Ended
(In millions)	April 30, 2025	April 30, 2024
Cash paid for amounts included in the measurement of operating lease liabilities	$78	$58
Right-of-use assets obtained in exchange for operating lease liabilities	$210	$28
Other information related to operating leases was as follows at the dates indicated:

	April 30, 2025	July 31, 2024
Weighted-average remaining lease term for operating leases	8.3 years	7.7 years
Weighted-average discount rate for operating leases	3.8%	3.3%

Intuit Q3 Fiscal 2025 Form 10-Q	24

Future minimum lease payments under non-cancellable operating leases as of April 30, 2025 were as follows:

(In millions)	Operating Leases (1)
Fiscal year ending July 31,
2025 (excluding the nine months ended April 30, 2025)	$16
2026	85
2027	105
2028	96
2029	100
Thereafter	411
Total future minimum lease payments	813
Less imputed interest	(132)
Present value of lease liabilities	$681
(1)Non-cancellable future sublease proceeds as of April 30, 2025 totaled $19 million through July 31, 2029 and $3 million thereafter, and are not included in the table above.
Supplemental balance sheet information related to operating leases was as follows at the dates indicated:

(In millions)	April 30, 2025	July 31, 2024

Operating lease right-of-use assets	$560	$411

Other current liabilities	$67	$71
Operating lease liabilities	614	458
Total operating lease liabilities	$681	$529
As of April 30, 2025, we have additional operating leases with total minimum lease payments of $138 million for office facilities that have not yet commenced and therefore are not reflected on the condensed consolidated balance sheets nor in the tables above. These leases are expected to commence in fiscal years 2025 and 2027 and have lease terms ranging from six to 10 years.

9. Income Taxes

Effective Tax Rate
We compute our provision for or benefit from income taxes by applying the estimated annual effective tax rate to income or loss from recurring operations and adding the effects of any discrete income tax items specific to the period.
For the three and nine months ended April 30, 2025, we recognized excess tax benefits on share-based compensation of $18 million and $75 million, respectively, in our provision for income taxes. For the three and nine months ended April 30, 2024, we recognized excess tax benefits on share-based compensation of $40 million and $123 million, respectively, in our provision for income taxes.
Our effective tax rates for the three and nine months ended April 30, 2025 were approximately 23% and 22%, respectively. Excluding discrete tax items primarily related to share-based compensation, our effective tax rate for both periods was approximately 24%. The difference from the federal statutory rate of 21% was primarily due to state income taxes and non-deductible share-based compensation, which were partially offset by the tax benefit we received from the federal research and experimentation credit.
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

Intuit Q3 Fiscal 2025 Form 10-Q	25

Unrecognized Tax Benefits and Other Considerations
The total amount of our unrecognized tax benefits at April 30, 2025 was $409 million. If we were to recognize these net benefits, our income tax expense would reflect a favorable net impact of $273 million. The increase in the unrecognized tax benefits during the nine months ended April 30, 2025 was primarily related to positions taken on the tax return. We do not believe that it is reasonably possible that there will be a significant increase or decrease in our unrecognized tax benefits over the next 12 months.
We offset a $61 million and $66 million long-term liability for uncertain tax positions against our long-term income tax receivable at April 30, 2025 and July 31, 2024, respectively. The long-term income tax receivable at April 30, 2025 and July 31, 2024 was primarily related to the government’s approval of a method of accounting change request for fiscal 2018.

10. Stockholders’ Equity

Stock Repurchase Programs and Treasury Shares
Intuit’s Board of Directors has authorized a series of common stock repurchase programs. Shares of common stock repurchased under these programs become treasury shares. During the nine months ended April 30, 2025, we repurchased a total of 3.3 million shares for $2.0 billion under these programs. Included in this amount were $12 million of repurchases, which occurred in late April 2025 and settled in early May 2025. On August 20, 2024, our Board of Directors approved an increase in the authorization under the existing stock repurchase program under which we are authorized to repurchase up to an additional $3 billion of our common stock. At April 30, 2025, we had authorization from our Board of Directors for up to $2.8 billion in stock repurchases. Future stock repurchases under the current program are at the discretion of management, and authorization of future stock repurchase programs is subject to the final determination of our Board of Directors.
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

Dividends on Common Stock
During the nine months ended April 30, 2025, we declared quarterly cash dividends that totaled $3.12 per share of outstanding common stock for a total of $891 million. In May 2025, our Board of Directors declared a quarterly cash dividend of $1.04 per share of outstanding common stock payable on July 18, 2025 to stockholders of record at the close of business on July 10, 2025. Future declarations of dividends and the establishment of future record dates and payment dates are subject to the final determination of our Board of Directors.

Intuit Q3 Fiscal 2025 Form 10-Q	26

Share-Based Compensation Expense
The following table summarizes the total share-based compensation expense that we recorded in operating income for the periods shown.

	Three Months Ended		Nine Months Ended
(In millions)	April 30, 2025	April 30, 2024	April 30, 2025	April 30, 2024
Cost of revenue	$101	$98	$322	$300
Selling and marketing	131	121	404	369
Research and development	148	155	470	478
General and administrative	89	77	282	274
Total share-based compensation expense	$469	$451	$1,478	$1,421

Share-Based Awards Available for Grant
A summary of share-based awards available for grant under our plans for the nine months ended April 30, 2025 was as follows:

(Shares in thousands)	Shares Available for Grant
Balance at July 31, 2024	27,317
Restricted stock units granted (1)	(2,486)
Options granted	—
Share-based awards canceled/forfeited/expired (1) (2)	5,092
Balance at April 30, 2025	29,923
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

Restricted Stock Unit and Restricted Stock Activity
A summary of RSU and restricted stock activity for the nine months ended April 30, 2025 was as follows:

(Shares in thousands)	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested at July 31, 2024	10,924	$496.64
Granted	1,081	$629.35
Vested	(2,435)	$488.95
Forfeited	(1,200)	$443.39
Nonvested at April 30, 2025	8,370	$523.65
At April 30, 2025, there was approximately $3.8 billion of unrecognized compensation cost related to non-vested RSUs and restricted stock with a weighted-average vesting period of 2.6 years. We adjust unrecognized compensation cost for actual forfeitures as they occur.

Intuit Q3 Fiscal 2025 Form 10-Q	27

Stock Option Activity
A summary of stock option activity for the nine months ended April 30, 2025 was as follows:

	Options Outstanding
(Shares in thousands)	Number of Shares	Weighted- Average Exercise Price Per Share
Balance at July 31, 2024	1,772	$449.66
Granted	—	$—
Exercised	(435)	$344.36
Canceled or expired	(56)	$482.41
Balance at April 30, 2025	1,281	$483.92

Exercisable at April 30, 2025	670	$416.94
At April 30, 2025, there was approximately $90 million of unrecognized compensation cost related to non-vested stock options with a weighted-average vesting period of 2.6 years. We adjust unrecognized compensation cost for actual forfeitures as they occur.

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

Intuit Q3 Fiscal 2025 Form 10-Q	28

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
On August 1, 2024, we reorganized certain technology and customer success functions in our Global Business Solutions, Consumer, and ProTax segments that support and benefit our overall platform and are managed at that level rather than at the segment level. As a result of these reorganizations, costs associated with these functions are no longer included in segment operating income and are now included in other corporate expenses. For the three and nine months ended April 30, 2024, we reclassified expenses totaling $353 million and $1.0 billion from Global Business Solutions, $327 million and $521 million from Consumer, and $10 million and $26 million from ProTax to other corporate expenses, respectively, to conform to the current presentation.

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

All of our segments operate primarily in the U.S. and sell primarily to customers in the U.S. Total international net revenue was approximately 5% and 7% of consolidated net revenue for the three and nine months ended April 30, 2025, respectively. Total international net revenue was approximately 6% and 8% of consolidated net revenue for the three and nine months ended April 30, 2024, respectively.
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

Intuit Q3 Fiscal 2025 Form 10-Q	29

The following table shows our financial results by reportable segment for the periods indicated.

	Three Months Ended		Nine Months Ended
(In millions)	April 30, 2025	April 30, 2024	April 30, 2025	April 30, 2024
Net revenue:
Global Business Solutions	$2,849	$2,387	$8,064	$6,976
Consumer	4,048	3,653	4,733	4,332
Credit Karma	579	443	1,614	1,223
ProTax	278	254	589	570
Total net revenue	$7,754	$6,737	$15,000	$13,101

Operating income:
Global Business Solutions	$2,188	$1,804	$6,236	$5,301
Consumer	3,422	3,055	3,727	3,450
Credit Karma	207	110	555	280
ProTax	256	235	525	512
Total segment operating income	6,073	5,204	11,043	9,543
Unallocated corporate items:
Share-based compensation expense	(469)	(451)	(1,478)	(1,421)
Other corporate expenses	(1,725)	(1,492)	(4,495)	(3,871)
Amortization of acquired technology	(38)	(36)	(112)	(110)
Amortization of other acquired intangible assets	(120)	(120)	(360)	(360)
Restructuring	(1)	—	(14)	—
Total unallocated corporate items	(2,353)	(2,099)	(6,459)	(5,762)
Total operating income	$3,720	$3,105	$4,584	$3,781
Revenue classified by significant service and product offerings was as follows:

	Three Months Ended		Nine Months Ended
(In millions)	April 30, 2025	April 30, 2024	April 30, 2025	April 30, 2024
Net revenue:
QuickBooks Online Accounting	$1,044	$860	$3,017	$2,484
Online Services	1,059	894	3,067	2,576
Total Online Ecosystem	2,103	1,754	6,084	5,060
QuickBooks Desktop Accounting	442	337	1,052	969
Desktop Services and Supplies	304	296	928	947
Total Desktop Ecosystem	746	633	1,980	1,916
Global Business Solutions	2,849	2,387	8,064	6,976
Consumer	4,048	3,653	4,733	4,332
Credit Karma	579	443	1,614	1,223
ProTax	278	254	589	570
Total net revenue	$7,754	$6,737	$15,000	$13,101

Intuit Q3 Fiscal 2025 Form 10-Q	30

13. Restructuring
In July 2024, our management approved, committed to, and initiated a plan of reorganization (the Plan) focused on reallocating resources to our key growth areas. The Plan included the exit of employees and the closing of real estate sites in certain markets in service to growing technology teams and capabilities in strategic locations. The actions associated with the Plan were substantially complete in the first quarter of fiscal 2025. Total restructuring costs associated with the Plan are estimated to be approximately $238 million. During the nine months ended April 30, 2025, we recorded a $14 million charge in connection with the Plan. This charge is primarily related to severance, employee benefits, and site closure costs and is recorded to restructuring in our condensed consolidated statements of operations. Any changes to the estimates of executing the Plan will be reflected in future results of operations.
The following table summarizes the activity for the Plan.

(In millions)	Accrued July 31, 2024	Additional Costs/ Adjustments	Cash Payments	Non-Cash Items	Accrued April 30, 2025	Total Costs Incurred to Date	Total Expected Plan Cost
Global Business Solutions	$84	$4	$(81)	$—	$7	$100	$100
Consumer	9	—	(9)	—	—	9	9
Credit Karma	—	—	—	—	—	—	—
ProTax	2	—	(2)	—	—	2	2
Corporate (1)	92	10	(95)	(5)	2	126	127
Totals	$187	$14	$(187)	$(5)	$9	$237	$238
(1)Restructuring costs within corporate relate to platform expenses and other administrative functions that are not allocated to the segments.
The liability for restructuring charges is included in accrued compensation and related liabilities in the accompanying condensed consolidated balance sheets.

Intuit Q3 Fiscal 2025 Form 10-Q	31

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
In July 2024, our management approved, committed to, and initiated a plan of reorganization (the Plan) focused on reallocating resources to our key growth areas. The Plan included the exit of employees and the closing of real estate sites in certain markets in service to growing technology teams and capabilities in strategic locations. The actions associated with the Plan were substantially complete in the first quarter of fiscal 2025. Total restructuring costs associated with the Plan are estimated to be approximately $238 million. During the nine months ended April 30, 2025, we recorded a $14 million charge in connection with the Plan. This charge is primarily related to severance, employee benefits, and site closure costs and is recorded to restructuring in our condensed consolidated statements of operations. See Note 13, "Restructuring," for more information.
On August 1, 2024, we renamed our Small Business & Self-Employed segment as the Global Business Solutions segment. This new name better aligns with the global reach of the Mailchimp and QuickBooks platform, our focus on serving both small and mid-market businesses, and our vision to become the end-to-end platform that customers use to grow and run their business.
On August 1, 2024, we reorganized certain technology and customer success functions in our Global Business Solutions, Consumer, and ProTax segments that support and benefit our overall platform and are managed at that level rather than at the segment level. As a result of these reorganizations, costs associated with these functions are no longer included in segment operating income and are now included in other corporate expenses. For the three and nine months ended April 30, 2024, we reclassified expenses totaling $353 million and $1.0 billion from Global Business Solutions, $327 million and $521 million from Consumer, and $10 million and $26 million from ProTax to other corporate expenses, respectively, to conform to the current presentation. See Note 12, "Segment Information," for more information.

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

Intuit Q3 Fiscal 2025 Form 10-Q	32

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

Intuit Q3 Fiscal 2025 Form 10-Q	33

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

Intuit Q3 Fiscal 2025 Form 10-Q	34

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
Key highlights for the first nine months of fiscal 2025 include the following:

Revenue of	Global Business Solutions segment revenue of	Consumer segment revenue of
$15.0 B	$8.1 B	$4.7 B
up 14% from the same period of fiscal 2024	up 16% from the same period of fiscal 2024	up 9% from same period of fiscal 2024

Operating income of	Net income of	Diluted net income per share of
$4.6 B	$3.5 B	$12.33
up 21% from the same period of fiscal 2024	up 17% from the same period of fiscal 2024	up 17% from the same period of fiscal 2024

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
In preparing our condensed consolidated financial statements, we make estimates, assumptions, and judgments that can have a significant impact on our net revenue, operating income or loss, and net income or loss, as well as on the value of certain assets and liabilities on our condensed consolidated balance sheets. We believe that the estimates, assumptions, and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2024 have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. There were no significant changes in those critical accounting policies and estimates during the first nine months of fiscal 2025. Senior management has reviewed the development and selection of our critical accounting policies and estimates and their disclosure in this Quarterly Report on Form 10-Q with the Audit and Risk Committee of our Board of Directors.

Intuit Q3 Fiscal 2025 Form 10-Q	35

RESULTS OF OPERATIONS

Financial Overview

(Dollars in millions, except per share amounts)	Q3 FY25	Q3 FY24	$ Change	% Change	YTD Q3 FY25	YTD Q3 FY24	$ Change	% Change
Total net revenue	$7,754	$6,737	$1,017	15%	$15,000	$13,101	$1,899	14%
Operating income	3,720	3,105	615	20%	4,584	3,781	803	21%
Net income	2,820	2,389	431	18%	3,488	2,983	505	17%
Diluted net income per share	$10.02	$8.42	$1.60	19%	$12.33	$10.51	$1.82	17%
Current Fiscal Quarter
Total net revenue for the third quarter of fiscal 2025 increased $1.0 billion, or 15%, compared with the same quarter of fiscal 2024. Our Global Business Solutions segment revenue increased during the quarter due to growth in our Online Ecosystem revenue. Consumer segment revenue increased due to growth in our higher-priced and additional service offerings, such as TurboTax Live and our early tax refund offerings. Credit Karma segment revenue increased during the quarter due to strength in our credit card, personal loan, and auto insurance verticals. See “Segment Results” later in this Item 2 for more information about the results for all of our reportable segments.
Operating income for the third quarter of fiscal 2025 increased $615 million, or 20%, compared with the same quarter of fiscal 2024. The increase in operating income was due to the increase in revenue described above, partially offset by an increase in expenses. Expenses increased due to increases in staffing, marketing, and outside services. See “Cost of Revenue” and “Operating Expenses” later in this Item 2 for more information.
Net income for the third quarter of fiscal 2025 increased $431 million, or 18%, compared with the same quarter of fiscal 2024. The increase in net income was due to the increase in operating income described, partially offset by an increase in income tax expense. The increase in income tax expense is due to the increase in operating income described above and a decrease in excess tax benefits related to share-based compensation. Diluted net income per share increased to $10.02 for the third quarter of fiscal 2025 compared to $8.42 for the same quarter of fiscal 2024, relatively consistent with the increase in net income.
Fiscal Year to Date
Total net revenue for the first nine months of fiscal 2025 increased $1.9 billion, or 14%, compared with the same period of fiscal 2024. Our Global Business Solutions segment revenue increased during the period due to growth in our Online Ecosystem revenue. Consumer segment revenue increased due to growth in our higher-priced and additional service offerings, such as TurboTax Live and our early tax refund offerings. Credit Karma segment revenue increased during the quarter due to strength in our credit card, personal loan, and auto insurance verticals. See “Segment Results” later in this Item 2 for more information about the results for all of our reportable segments.
Operating income for the first nine months of fiscal 2025 increased $803 million, or 21%, compared with the same period of fiscal 2024. The increase in operating income was due to the increase in revenue described above, partially offset by an increase in expenses. Expenses increased due to increases in staffing, marketing, outside services, and share-based compensation. See “Cost of Revenue” and “Operating Expenses” later in this Item 2 for more information.
Net income for the first nine months of fiscal 2025 increased $505 million, or 17%, compared with the same period of fiscal 2024. The increase in net income was due to the increase in operating income described, partially offset by an increase in income tax expense. The increase in income tax expense is due to the increase in operating income described above and a decrease in excess tax benefits related to share-based compensation. Diluted net income per share increased to $12.33 for the first nine months of fiscal 2025 compared to $10.51 for the same period in fiscal 2024, in line with the increase in net income.

Segment Results
The information below is organized in accordance with our four reportable segments. See “Executive Overview – About Intuit” earlier in this Item 2 and Note 12 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report for more information. All of our segments operate and sell to customers primarily in the U.S. Total international net revenue was approximately 5% and 7% of consolidated net revenue for the three and nine months ended April 30, 2025, respectively. Total international net revenue was approximately 6% and 8% of consolidated net revenue for the three and nine months ended April 30, 2024, respectively.
On August 1, 2024, we reorganized certain technology and customer success functions in our Global Business Solutions, Consumer, and ProTax segments that support and benefit our overall platform and are managed at that level rather than at the segment level. As a result of these reorganizations, costs associated with these functions are no longer included in

Intuit Q3 Fiscal 2025 Form 10-Q	36

segment operating income and are now included in other corporate expenses. For the three and nine months ended April 30, 2024, we reclassified expenses totaling $353 million and $1.0 billion from Global Business Solutions, $327 million and $521 million from Consumer, and $10 million and $26 million from ProTax to other corporate expenses, respectively, to conform to the current presentation.
Segment operating income or loss is segment net revenue less segment cost of revenue and operating expenses. See “Executive Overview – Industry Trends and Seasonality” earlier in this Item 2 for a description of the seasonality of our business. We include expenses such as corporate selling and marketing, general and administrative, and non-employment related legal and litigation settlement costs, which are not allocated to specific segments, in unallocated corporate items as part of other corporate expenses. As part of our platform strategy, we also include customer success and product development for our Global Business Solutions, Consumer, and ProTax segments in unallocated corporate items as we do not allocate these expenses to the segments because they are managed at the platform level. Customer success includes the costs of tax and bookkeeping experts that support our TurboTax Live and QuickBooks Live offerings. For our Credit Karma reportable segment, segment expenses include certain direct expenses related to selling and marketing, product development, and general and administrative. Unallocated corporate items for all segments include share-based compensation, amortization of acquired technology, amortization of other acquired intangible assets, goodwill and intangible asset impairment charges, professional fees and transaction charges related to business combinations, and restructuring charges. These unallocated corporate costs for all segments totaled $6.5 billion in the first nine months of fiscal 2025 and $5.8 billion in the first nine months of fiscal 2024. Unallocated corporate items increased in the fiscal 2025 period, primarily due to increases in cost of service revenue, selling and marketing expense, and general and administrative expense. See Note 12 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report for reconciliations of total segment operating income or loss to consolidated operating income or loss for each fiscal period presented.

Intuit Q3 Fiscal 2025 Form 10-Q	37

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
Segment service revenue is primarily derived from our Online Ecosystem revenue and revenue from the services, support, and when-and-if-available product upgrades and enhancements that are provided as part of our QuickBooks Desktop subscriptions, services and support for our desktop payroll offerings, and merchant payment processing services. Segment product and other revenue is primarily derived from revenue related to delivery of software licenses, version protection updates, and payroll software updates for our QuickBooks Desktop subscriptions and desktop payroll offerings, which are part of our Desktop Ecosystem. Our money offerings consist of our merchant payment processing services, financing for small and mid-market businesses (QuickBooks Capital), and bill pay services.

(Dollars in millions)	Q3 FY25	Q3 FY24	% Change	YTD Q3 FY25	YTD Q3 FY24	% Change
Service revenue	$2,362	$1,983	19%	$6,832	$5,731	19%
Product and other revenue	487	404	21%	1,232	1,245	(1)%
Total segment revenue	$2,849	$2,387	19%	$8,064	$6,976	16%
% of total revenue	37%	35%		54%	53%

Segment operating income	$2,188	$1,804	21%	$6,236	$5,301	18%
% of related revenue	77%	76%		77%	76%

Intuit Q3 Fiscal 2025 Form 10-Q	38

Revenue classified by significant service and product offerings was as follows:

(Dollars in millions)	Q3 FY25	Q3 FY24	% Change	YTD Q3 FY25	YTD Q3 FY24	% Change
Net revenue:
QuickBooks Online Accounting	$1,044	$860	21%	$3,017	$2,484	21%
Online Services	1,059	894	18%	3,067	2,576	19%
Total Online Ecosystem	2,103	1,754	20%	6,084	5,060	20%
QuickBooks Desktop Accounting	442	337	31%	1,052	969	9%
Desktop Services and Supplies	304	296	3%	928	947	(2)%
Total Desktop Ecosystem	746	633	18%	1,980	1,916	3%
Total Global Business Solutions	$2,849	$2,387	19%	$8,064	$6,976	16%
Revenue for our Global Business Solutions segment increased $462 million, or 19%, in the third quarter of fiscal 2025 and $1.1 billion, or 16%, in the first nine months of fiscal 2025 compared with the same periods of fiscal 2024. The increase in both periods was primarily due to growth in Online Ecosystem revenue.
Online Ecosystem Revenue
Online Ecosystem revenue increased $349 million, or 20%, in the third quarter of fiscal 2025 compared with the same period of fiscal 2024. QuickBooks Online Accounting revenue increased $184 million, or 21%, in the third quarter of fiscal 2025 due to the interrelated factors of higher effective prices, customer growth, and a shift in mix to our higher-priced offerings. Online Services revenue increased $165 million, or 18%, in the third quarter of fiscal 2025, due to increases in revenue from our money offerings of $92 million and our payroll offerings of $76 million. Revenue increases were due to the interrelated factors described below. Money revenue increased $92 million due to a $57 million increase in payments revenue from payments customer growth, an increase in total payment volume per customer, and higher effective payments prices, and a $35 million increase from QuickBooks Capital. Online payroll revenue increased due to customer growth, mix-shift, and higher effective prices.
Online Ecosystem revenue increased $1.0 billion, or 20%, in the first nine months of fiscal 2025 compared with the same period of fiscal 2024. QuickBooks Online Accounting revenue increased $533 million, or 21%, in the first nine months of fiscal 2025 due to the interrelated factors of higher effective prices, customer growth, and a shift in mix to our higher-priced offerings. Online Services revenue increased $491 million, or 19%, in the first nine months of fiscal 2025, due to increases in revenue from our money offerings of $268 million, our payroll offerings of $208 million, and Mailchimp of $22 million. Revenue increases were due to the interrelated factors described below. Money revenue increased $268 million due to a $175 million increase in payments revenue from payments customer growth, an increase in total payment volume per customer, and higher effective payments prices, and a $93 million increase from QuickBooks Capital. Online payroll revenue increased due to customer growth, mix-shift, and higher effective prices. Mailchimp revenue increased due to higher effective prices and paid customer growth.
Desktop Ecosystem Revenue
Desktop Ecosystem revenue increased $113 million, or 18%, in the third quarter of fiscal 2025 and $64 million, or 3%, in the first nine months of fiscal 2025 compared with the same periods of fiscal 2024. For both periods, the increase was due to higher effective prices and changes we made to our QuickBooks desktop offerings beginning in early fiscal 2024 to complete the transition to a recurring subscription model, which more closely aligns our Desktop license and related product updates to our Desktop subscription billing model.
Global Business Solutions segment operating income increased $384 million, or 21%, in the third quarter of fiscal 2025 compared with the same period of fiscal 2024, due to the increase in revenue described above, partially offset by increases in staffing expenses of $26 million, outside services expenses of $9 million, and sales-related expenses of $7 million.
Global Business Solutions segment operating income increased $935 million, or 18%, in the first nine months of fiscal 2025 compared with the same period of fiscal 2024, due to the increase in revenue described above, partially offset by increases in staffing expenses of $45 million, marketing expenses of $21 million, and sales-related expenses of $15 million.
In August 2024, we reorganized certain technology and customer success functions that support and benefit our overall platform and are managed at that level rather than at the segment level. As a result, these costs are no longer included in segment operating income and are now included in other corporate expenses. For the three and nine months ended April 30, 2024, we reclassified $353 million and $1.0 billion, respectively, from Global Business Solutions to other corporate expenses to conform to the current presentation.

Intuit Q3 Fiscal 2025 Form 10-Q	39

Consumer

Consumer segment service revenue is derived primarily from TurboTax Online and TurboTax Live offerings, electronic tax filing services, and connected services.
Consumer segment product and other revenue is derived primarily from TurboTax desktop tax return preparation software and related form updates.

(Dollars in millions)	Q3 FY25	Q3 FY24	% Change	YTD Q3 FY25	YTD Q3 FY24	% Change
Service revenue	$3,924	$3,529	11%	$4,520	$4,108	10%
Product and other revenue	124	124	—%	213	224	(5)%
Total segment revenue	$4,048	$3,653	11%	$4,733	$4,332	9%
% of total revenue	52%	54%		31%	34%

Segment operating income	$3,422	$3,055	12%	$3,727	$3,450	8%
% of related revenue	85%	84%		79%	80%
Revenue for our Consumer segment increased $401 million, or 9%, in the first nine months of fiscal 2025 compared with the same period of fiscal 2024 due to growth in our higher-priced and additional service offerings, such as TurboTax Live and our early tax refund offerings.
Consumer segment operating income increased $277 million, or 8%, in the first nine months of fiscal 2025 compared with the same period of fiscal 2024 due to the increase in revenue described above, partially offset by an increase in marketing expenses of $124 million.
In August 2024, we reorganized certain technology and customer success functions that support and benefit our overall platform and are managed at that level rather than at the segment level. As a result, these costs are no longer included in segment operating income and are now included in other corporate expenses. For the three and nine months ended April 30, 2024, we reclassified $327 million and $521 million, respectively, from Consumer to other corporate expenses to conform to the current presentation.

Intuit Q3 Fiscal 2025 Form 10-Q	40

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

(Dollars in millions)	Q3 FY25	Q3 FY24	% Change	YTD Q3 FY25	YTD Q3 FY24	% Change
Service revenue	$579	$443	31%	$1,614	$1,223	32%
Product and other revenue	—	—	N/A	—	—	N/A
Total segment revenue	$579	$443	31%	$1,614	$1,223	32%
% of total revenue	7%	7%		11%	9%

Segment operating income	$207	$110	88%	$555	$280	98%
% of related revenue	36%	25%		34%	23%
Revenue for our Credit Karma segment increased $136 million, or 31%, in the third quarter of fiscal 2025 compared to the same period in fiscal 2024, due to increases in revenue from our credit card vertical of $63 million, our personal loan vertical of $55 million, and our auto insurance vertical of $14 million.
Revenue for our Credit Karma segment increased $391 million, or 32%, in the first nine months of fiscal 2025 compared to the same period of fiscal 2024, due to increases in revenue from our credit card vertical of $151 million, our personal loan vertical of $150 million, and our auto insurance vertical of $73 million.
Credit Karma segment operating income increased $97 million, or 88%, in the third quarter of fiscal 2025 compared to the same period of fiscal 2024, due to the increase in revenue described above, partially offset by an increase in marketing expenses of $42 million.
Credit Karma segment operating income increased $275 million, or 98%, in the first nine months of fiscal 2025 compared to the same period of fiscal 2024, due to the increase in revenue described above, partially offset by an increase in marketing expenses of $107 million.

Intuit Q3 Fiscal 2025 Form 10-Q	41

ProTax

ProTax segment service revenue is derived primarily from ProConnect Tax Online tax products, electronic tax filing services, connected services, and bank products.
ProTax segment product and other revenue is derived primarily from Lacerte, ProSeries, and ProFile desktop tax preparation software products, and related form updates.

(Dollars in millions)	Q3 FY25	Q3 FY24	% Change	YTD Q3 FY25	YTD Q3 FY24	% Change
Service revenue	$106	$93	14%	$143	$129	11%
Product and other revenue	172	161	7%	446	441	1%
Total segment revenue	$278	$254	9%	$589	$570	3%
% of total revenue	4%	4%		4%	4%

Segment operating income	$256	$235	9%	$525	$512	3%
% of related revenue	92%	93%		89%	90%
Revenue for our ProTax segment increased $19 million, or 3%, in the first nine months of fiscal 2025 compared with the same period of fiscal 2024 due to higher average revenue per customer.
Segment operating income increased $13 million, or 3%, in the first nine months of fiscal 2025 compared with the same period of fiscal 2024, due to the increase in revenue described above, partially offset by an increase in marketing expenses of $4 million.
In August 2024, we reorganized certain technology and customer success functions that support and benefit our overall platform and are managed at that level rather than at the segment level. As a result, these costs are no longer included in segment operating income and are now included in other corporate expenses. For the three and nine months ended April 30, 2024, we reclassified $10 million and $26 million, respectively, from ProTax to other corporate expenses to conform to the current presentation.

Intuit Q3 Fiscal 2025 Form 10-Q	42

Cost of Revenue

(Dollars in millions)	Q3 FY25	% of Related Revenue	Q3 FY24	% of Related Revenue	YTD Q3 FY25	% of Related Revenue	YTD Q3 FY24	% of Related Revenue
Cost of service revenue	$1,138	16%	$1,014	17%	$2,790	21%	$2,517	22%
Cost of product and other revenue	18	2%	17	2%	52	3%	55	3%
Amortization of acquired technology	38	N/A	36	N/A	112	N/A	110	N/A
Total cost of revenue	$1,194	15%	$1,067	16%	$2,954	20%	$2,682	20%
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
Cost of service revenue as a percentage of service revenue was relatively consistent in both the third quarter and first nine months of fiscal 2025 compared with the same periods of fiscal 2024.
Cost of product and other revenue as a percentage of product and other revenue was consistent in both the third quarter and first nine months of fiscal 2025 compared with the same periods of fiscal 2024. Costs of product and other revenue are expensed as incurred, and we do not defer any of these costs when product and other revenue is deferred.

Operating Expenses

(Dollars in millions)	Q3 FY25	% of Total Net Revenue	Q3 FY24	% of Total Net Revenue	YTD Q3 FY25	% of Total Net Revenue	YTD Q3 FY24	% of Total Net Revenue
Selling and marketing	$1,618	21%	$1,419	21%	$3,784	26%	$3,208	25%
Research and development	707	9%	671	10%	2,127	14%	2,029	15%
General and administrative	394	5%	355	5%	1,177	8%	1,041	8%
Amortization of other acquired intangible assets	120	2%	120	2%	360	2%	360	3%
Restructuring	1	—%	—	—%	14	—%	—	—%
Total operating expenses	$2,840	37%	$2,565	38%	$7,462	50%	$6,638	51%
Current Fiscal Quarter
Total operating expenses as a percentage of total net revenue decreased in the third quarter of fiscal 2025 compared to the same period of fiscal 2024. Total net revenue for the third quarter of fiscal 2025 increased $1.0 billion, or 15%, while total operating expenses for the quarter increased $275 million, or 11%. The increase in total operating expenses was due to increases of $106 million for marketing expenses, $95 million for staffing expenses, and $28 million for outside services expenses.
Fiscal Year to Date
Total operating expenses as a percentage of total net revenue decreased in the first nine months of fiscal 2025 compared to the same period of fiscal 2024. Total net revenue for the first nine months of fiscal 2025 increased $1.9 billion, or 14%, while total operating expenses for the period increased $824 million, or 12%. The increase in total operating expenses was due to increases of $332 million for marketing expenses, $223 million for staffing expenses, $106 million for outside services, and $45 million for sales-related expenses.

Non-Operating Income and Expenses
Interest Expense
Interest expense of $188 million for the first nine months of fiscal 2025 consisted of interest on our senior unsecured notes, secured revolving credit facilities, unsecured revolving credit facility, and commercial paper program. Interest expense of $182

Intuit Q3 Fiscal 2025 Form 10-Q	43

million for the first nine months of fiscal 2024 consisted of interest on our senior unsecured notes and secured revolving credit facilities.
Interest and Other Income, Net

(In millions)	Q3 FY25	Q3 FY24	YTD Q3 FY25	YTD Q3 FY24
Interest income (1)	$39	$34	$115	$88
Net gain (loss) on executive deferred compensation plan assets (2)	(7)	5	5	11
Other (3)	—	(12)	(48)	(8)
Total interest and other income, net	$32	$27	$72	$91
(1)Interest income for the three and nine months ended April 30, 2025 increased compared to the same periods of fiscal 2024 due to higher average investable balances.
(2)In accordance with authoritative guidance, we record gains and losses associated with executive deferred compensation plan assets in interest and other income and gains and losses associated with the related liabilities in operating expenses. The total amounts recorded in operating expenses for each period are approximately equal to the total amounts recorded in interest and other income in those periods.
(3)During the nine months ended April 30, 2025, we recorded $43 million in net losses on long-term investments.
Income Taxes
We compute our provision for or benefit from income taxes by applying the estimated annual effective tax rate to income or loss from recurring operations and adding the effects of any discrete income tax items specific to the period.
For the three and nine months ended April 30, 2025, we recognized excess tax benefits on share-based compensation of $18 million and $75 million, respectively, in our provision for income taxes. For the three and nine months ended April 30, 2024, we recognized excess tax benefits on share-based compensation of $40 million and $123 million, respectively, in our provision for income taxes.
Our effective tax rates for the three and nine months ended April 30, 2025 were approximately 23% and 22%, respectively. Excluding discrete tax items primarily related to share-based compensation, our effective tax rate for both periods was approximately 24%. The difference from the federal statutory rate of 21% was primarily due to state income taxes and non-deductible share-based compensation, which were partially offset by the tax benefit we received from the federal research and experimentation credit.
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

LIQUIDITY AND CAPITAL RESOURCES

Overview
At April 30, 2025, our cash, cash equivalents, and investments totaled $6.2 billion, an increase of $2.1 billion from July 31, 2024 driven by cash from operations partially offset by cash used in financing and investing activities. See the discussion of all factors under “Statements of Cash Flows” below. Our primary sources of liquidity have been cash from operations, which entails the collection of accounts receivable for products and services, the issuance of senior unsecured notes, and borrowings under our credit facilities. Our primary uses of cash have been for research and development programs, selling and marketing activities, capital projects, acquisitions of businesses, debt service costs and debt repayment, repurchases of our common stock under our stock repurchase programs, and the payment of cash dividends. As discussed in “Executive Overview – Industry Trends and Seasonality” earlier in this Item 2, our business is subject to significant seasonality. The balance of our

Intuit Q3 Fiscal 2025 Form 10-Q	44

cash, cash equivalents, and investments generally fluctuates with that seasonal pattern. We believe the seasonality of our business is likely to continue in the future.
The following table summarizes selected measures of our liquidity and capital resources at the dates indicated:

(Dollars in millions)	April 30, 2025	July 31, 2024	$ Change	% Change
Cash, cash equivalents, and investments	$6,174	$4,074	$2,100	52%
Long-term investments	$88	$131	$(43)	(33)%
Short-term debt	$500	$499	$1	—%
Long-term debt	$5,906	$5,539	$367	7%
Working capital	$4,311	$2,187	$2,124	97%
Ratio of current assets to current liabilities	1.4 : 1	1.3 : 1
We have historically generated significant cash from operations, and we expect to continue to do so in the future. Our cash, cash equivalents, and investments totaled $6.2 billion at April 30, 2025. None of those funds were restricted and approximately 93% of those funds were located in the U.S.
On January 30, 2025, we entered into a credit agreement with certain lenders providing for a $4.5 billion unsecured short-term revolving credit facility (2025 Credit Facility) to fund a portion of our TurboTax early tax refund offering. We terminated the 2025 Credit Facility on March 3, 2025. See Note 6 to the financial statements in Part I, Item 1 of this Quarterly Report for more information. Our $1.5 billion unsecured revolving credit facility and our commercial paper program are available to us for general corporate purposes. At April 30, 2025, no amounts were outstanding under the unsecured revolving credit facility or the commercial paper program. See Note 6 to the financial statements in Part I, Item 1 of this Quarterly Report for more information.
Our secured revolving credit facilities are available to fund the lending products and services we offer to qualified small and mid-market businesses. At April 30, 2025, $949 million was outstanding under our secured revolving credit facilities.
We expect to pay approximately $800 million in income taxes during the fourth quarter of fiscal 2025.
Based on past performance and current expectations, we believe that our cash and cash equivalents, investments, cash generated from operations, borrowing capacity under our credit facilities and commercial paper program, and access to external financing will be sufficient to meet anticipated seasonal working capital needs, contractual obligations, commitments, debt service requirements, capital expenditure requirements, and other liquidity requirements associated with our operations for the next 12 months and the foreseeable future.
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

Statements of Cash Flows
The following table summarizes selected items from our condensed consolidated statements of cash flows for the first nine months of fiscal 2025 and fiscal 2024. See the financial statements in Part I, Item 1 of this Quarterly Report for complete condensed consolidated statements of cash flows for those periods.

	Nine Months Ended
(In millions)	April 30, 2025	April 30, 2024	$ Change
Net cash provided by (used in):
Operating activities	$5,826	$4,467	$1,359
Investing activities	(1,093)	25	(1,118)
Financing activities	(1,652)	(851)	(801)
Effect of exchange rates on cash, cash equivalents, restricted cash, and restricted cash equivalents	4	(12)	16
Net increase in cash, cash equivalents, restricted cash, and restricted cash equivalents	$3,085	$3,629	$(544)

Intuit Q3 Fiscal 2025 Form 10-Q	45

Our primary sources and uses of cash were as follows:
Nine Months Ended
April 30, 2025	April 30, 2024
 Sources of cash:

• Operations
• Net change in funds receivable and funds payable and amounts due to customers
• Borrowings under our secured revolving credit facilities
• Issuance of common stock under employee stock plans

 Uses of cash:

• Repurchases of shares of our common stock
• Payment of cash dividends and dividend rights
• Net originations and purchases of loans held for investment
• Payments for employee taxes withheld upon vesting of restricted stock units
• Net purchases of corporate and customer fund investments
• Payment of accrued bonuses and restructuring for fiscal 2024

Sources of cash:

• Operations
• Proceeds from issuance of senior unsecured notes
• Net change in funds receivable and funds payable and amounts due to customers
• Net sales and maturities of corporate and customer fund investments
• Issuance of common stock under employee stock plans
• Borrowings under unsecured revolving credit facility

 Uses of cash:

• Repayment of debt
• Repurchases of shares of our common stock
• Payment of cash dividends and dividend rights
• Payments for employee taxes withheld upon vesting of restricted stock units
• Payment of accrued bonuses for fiscal 2023
• Capital expenditures
• Net originations and purchases of loans held for investment

Stock Repurchase Programs, Treasury Shares, and Dividends on Common Stock
As described in Note 10 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report, during the first nine months of fiscal 2025, we repurchased 3.3 million shares of our common stock under repurchase programs that our Board of Directors has authorized. On August 20, 2024, our Board of Directors approved an increase in the authorization under the existing stock repurchase program under which we are authorized to repurchase up to an additional $3 billion of our common stock. At April 30, 2025, we had authorization from our Board of Directors for up to $2.8 billion in stock repurchases. We currently expect to continue repurchasing our common stock on a quarterly basis; however, future stock repurchases under the current program are at the discretion of management, and authorization of future stock repurchase programs is subject to the final determination of our Board of Directors.
We have continued to pay quarterly cash dividends on shares of our outstanding common stock. During the nine months ended April 30, 2025, we declared quarterly cash dividends that totaled $3.12 per share of outstanding common stock for a total of $891 million. In May 2025, our Board of Directors declared a quarterly cash dividend of $1.04 per share of outstanding common stock payable on July 18, 2025 to stockholders of record at the close of business on July 10, 2025. We currently expect to continue to pay comparable cash dividends on a quarterly basis. However, future declarations of dividends and the establishment of future record dates and payment dates are subject to the final determination of our Board of Directors.

Commitments for Senior Unsecured Notes
In June 2020, we issued $2 billion of senior unsecured notes, of which $1.5 billion is outstanding as of April 30, 2025, and is comprised of the following:
•$500 million of 0.950% notes due July 2025;
•$500 million of 1.350% notes due July 2027; and
•$500 million of 1.650% notes due July 2030 (together, the 2020 Notes).
Interest is payable semiannually on January 15 and July 15 of each year. At April 30, 2025, our maximum commitment for interest payments was $65 million for the remaining duration of the outstanding 2020 Notes.
The 2020 Notes are senior unsecured obligations of Intuit and rank equally with all existing and future unsecured and unsubordinated indebtedness of Intuit and are redeemable by us at any time, subject to a make-whole premium. Upon the occurrence of change of control transactions that are accompanied by certain downgrades in the credit ratings of the 2020 Notes, we will be required to repurchase the 2020 Notes at a repurchase price equal to 101% of the aggregate outstanding principal plus any accrued and unpaid interest to but not including the date of repurchase. The indenture governing the 2020 Notes requires us to comply with certain covenants. For example, the 2020 Notes limit our ability to create certain liens and enter into sale and leaseback transactions. As of April 30, 2025, we were compliant with all covenants governing the 2020 Notes. See Note 6 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report for more information.

Intuit Q3 Fiscal 2025 Form 10-Q	46

In September 2023, we issued $4 billion of senior unsecured notes comprised of the following:
•$750 million of 5.250% notes due September 2026;
•$750 million of 5.125% notes due September 2028;
•$1,250 million of 5.200% notes due September 2033; and
•$1,250 million of 5.500% notes due September 2053 (together, the 2023 Notes).
Interest is payable semiannually on March 15 and September 15 of each year. At April 30, 2025, our maximum commitment for interest payments was $2.7 billion for the remaining duration of the outstanding 2023 Notes.
The 2023 Notes are senior unsecured obligations of Intuit and rank equally with all existing and future unsecured and unsubordinated indebtedness of Intuit and are redeemable by us at any time, subject to a make-whole premium. The indenture governing the 2023 Notes requires us to comply with certain covenants. For example, the 2023 Notes limit our ability to create certain liens and enter into sale and leaseback transactions. As of April 30, 2025, we were compliant with all covenants governing the 2023 Notes. See Note 6 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report for more information.

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
The 2024 Credit Facility includes customary affirmative and negative covenants, including a financial covenant that requires us to maintain a ratio of total gross debt to earnings before interest, taxes, depreciation, and amortization (EBITDA), as defined in the agreement, of not greater than 4.00 to 1.00 as measured on a rolling twelve month basis as of the last day of each fiscal quarter. As of April 30, 2025, we were compliant with all covenants governing the 2024 Credit Facility. At April 30, 2025, no amounts were outstanding under the 2024 Credit Facility.
We monitor counterparty risk associated with the institutional lenders that are providing the unsecured revolving credit facility.
On January 30, 2025, we entered into a credit agreement with certain lenders providing for a $4.5 billion unsecured short-term revolving credit facility to fund a portion of our TurboTax early tax refund offering. We terminated the 2025 Credit Facility on March 3, 2025.
Advances under the 2025 Credit Facility accrued interest at rates equal to, at our election, either (i) the alternate base rate plus a margin of 0.125%, or (ii) the adjusted daily simple SOFR or term SOFR plus a margin of 1.125%. Unused portions of the commitment accrued a fee of 0.10% per annum.
Secured Revolving Credit Facilities
On February 19, 2019, a subsidiary of Intuit entered into a secured revolving credit facility with a lender to fund the lending products and services we offer to qualified small and mid-market businesses (the 2019 Secured Facility). The 2019 Secured Facility is secured by cash and receivables of the subsidiary and is non-recourse to Intuit Inc. We have entered into several amendments to this facility, most recently on January 31, 2025. These amendments primarily increase the facility limit, extend the commitment term and final maturity date, and update the benchmark interest rate. Under the amended 2019 Secured Facility, the facility limit is $500 million, of which $300 million is committed and $200 million is uncommitted. Advances accrue interest at adjusted daily simple SOFR plus 1.25%. Unused portions of the committed credit facility accrue a fee at a rate ranging from 0.25% to 0.75%, depending on the total unused committed balance. The commitment term is through August 31, 2027, and the final maturity date is August 31, 2028. The agreement includes certain affirmative and negative covenants, including financial covenants that require the subsidiary to maintain specified financial ratios. As of April 30, 2025, we were compliant with all covenants governing the 2019 Secured Facility. At April 30, 2025, $440 million was outstanding under the 2019 Secured Facility and the weighted-average interest rate was 5.76%, which includes the fee on the unused committed portion. The outstanding balance is secured by cash and receivables of the subsidiary totaling $1.6 billion as of April 30, 2025.

Intuit Q3 Fiscal 2025 Form 10-Q	47

On October 12, 2022, another subsidiary of Intuit entered into a secured revolving credit facility with a lender to fund the lending products and services we offer to qualified small and mid-market businesses (the 2022 Secured Facility). The 2022 Secured Facility is secured by cash and receivables of the subsidiary and is non-recourse to Intuit Inc. We have entered into several amendments to this facility, most recently on March 11, 2025. These amendments primarily extend the commitment term and final maturity date, increase the commitment amount, and reduce the interest rate. Under the amended 2022 Secured Facility, the facility limit is $500 million, of which $400 million is committed and $100 million is uncommitted. Advances accrue interest at SOFR plus 1.1%. Unused portions of the committed credit facility accrue a fee at a rate ranging from 0.2% to 0.4%, depending on the total unused committed balance. The commitment term is through April 30, 2027, and the final maturity date is May 1, 2028. The agreement includes certain affirmative and negative covenants, including financial covenants that require the subsidiary to maintain specified financial ratios. As of April 30, 2025, we were compliant with all covenants governing the 2022 Secured Facility. At April 30, 2025, $300 million was outstanding under the 2022 Secured Facility and the weighted-average interest rate was 5.58%. The outstanding balance is secured by cash and receivables of the subsidiary totaling $1.0 billion as of April 30, 2025.
On November 1, 2024, another subsidiary of Intuit entered into a secured revolving credit facility with a lender to fund the lending products and services we offer to qualified small and mid-market businesses (the 2024 Secured Facility). The 2024 Secured Facility is secured by cash and receivables of the subsidiary and is non-recourse to Intuit Inc. We entered into an amendment to the 2024 Secured Facility on February 6, 2025, which increased the commitment amount. Under the amended 2024 Secured Facility, the facility limit is $300 million, all of which is committed. Advances accrue interest at SOFR plus 1.15%. Unused portions of the committed credit facility accrue a fee at a rate ranging from 0.2% to 0.4%, depending on the total unused committed balance. The commitment term is through November 1, 2027, and the final maturity date is November 1, 2028. The agreement includes certain affirmative and negative covenants, including financial covenants that require the subsidiary to maintain specified financial ratios. As of April 30, 2025, we were compliant with all covenants governing the 2024 Secured Facility. At April 30, 2025, $209 million was outstanding under the 2024 Secured Facility and the weighted-average interest rate was 5.65%. The outstanding balance is secured by cash and receivables of the subsidiary totaling $548 million as of April 30, 2025.
We monitor counterparty risk associated with the institutional lenders that are providing the secured revolving credit facilities.

Commercial Paper Program
Under our established commercial paper program, we may issue and sell unsecured short-term promissory notes (commercial paper) up to $1.5 billion. The maturities of the commercial paper may vary but will not exceed 397 days from the date of issuance. During the three months ended April 30, 2025, we temporarily increased the capacity of our commercial paper program from $1.5 billion to $2.0 billion to support our seasonal working capital needs. As of April 30, 2025, the capacity of the commercial paper program was $1.5 billion. At each of the periods ended April 30, 2025 and July 31, 2024, no amounts were outstanding under this program.

Cash Held by Foreign Subsidiaries
Our cash, cash equivalents, and investments totaled $6.2 billion at April 30, 2025. Approximately 7% of those funds were held by our foreign subsidiaries and subject to repatriation tax considerations. These foreign funds were located primarily in India, Canada, and the United Kingdom. We do not expect to pay incremental U.S. taxes on repatriation. We have recorded income tax expense for Canada, India, and Israel withholding taxes on earnings that are not permanently reinvested. In the event that funds from foreign operations are repatriated to the U.S., we would pay withholding taxes at that time.

CONTRACTUAL OBLIGATIONS
We presented our contractual obligations at July 31, 2024 in our Annual Report on Form 10-K for the fiscal year then ended. Except for those disclosed below, there were no material changes outside the ordinary course of business to our contractual obligations during the nine months ended April 30, 2025.

Unconditional Purchase Obligations
In December 2024, we amended an existing cloud services agreement to extend the term through 2032. Under the amended agreement, we have an annual minimum purchase commitment that ranges from $256 million to $411 million per contract year, and a total minimum purchase commitment of $3.5 billion over the eight-year term. There were no other significant changes outside the ordinary course of business in our purchase obligations during the nine months ended April 30, 2025.

RECENT ACCOUNTING PRONOUNCEMENTS
For a description of recent accounting pronouncements, if any, and the potential impact of these pronouncements on our condensed consolidated financial statements, see Note 1 to the financial statements in Part I, Item 1 of this Quarterly Report.

Intuit Q3 Fiscal 2025 Form 10-Q	48

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes to our quantitative and qualitative disclosures about market risk during the nine months ended April 30, 2025, except as described below.
On November 1, 2024, a subsidiary of Intuit entered into a secured revolving credit facility with a lender to fund the lending products and services we offer to qualified small and mid-market businesses (the 2024 Secured Facility). The 2024 Secured Facility is secured by cash and receivables of the subsidiary and is non-recourse to Intuit Inc. We entered into an amendment to the 2024 Secured Facility on February 6, 2025. Under the amended 2024 Secured Facility, the facility limit is $300 million, all of which is committed. Advances accrue interest at SOFR plus 1.15%. Consequently, our interest expense fluctuates with changes in SOFR. At April 30, 2025, $209 million was outstanding under the 2024 Secured Facility. See Note 6 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
See Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended July 31, 2024 for a detailed discussion of our market risks.

Intuit Q3 Fiscal 2025 Form 10-Q	49

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

Intuit Q3 Fiscal 2025 Form 10-Q	50

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

Intuit Q3 Fiscal 2025 Form 10-Q	51

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

Intuit Q3 Fiscal 2025 Form 10-Q	52

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

Intuit Q3 Fiscal 2025 Form 10-Q	53

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

Intuit Q3 Fiscal 2025 Form 10-Q	54

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

Intuit Q3 Fiscal 2025 Form 10-Q	55

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

Intuit Q3 Fiscal 2025 Form 10-Q	56

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

Intuit Q3 Fiscal 2025 Form 10-Q	57

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

Intuit Q3 Fiscal 2025 Form 10-Q	58

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

Intuit Q3 Fiscal 2025 Form 10-Q	59

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

Intuit Q3 Fiscal 2025 Form 10-Q	60

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

Intuit Q3 Fiscal 2025 Form 10-Q	61

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

Intuit Q3 Fiscal 2025 Form 10-Q	62

interest rates that could materially and adversely affect our financial results. Any of the foregoing could harm our business and negatively impact our future financial results.
We provide access to capital to small and mid-market businesses, which exposes us to risk, and may cause us material financial or reputational harm.
We provide qualified small and mid-market businesses with access to capital from third-party lenders and then we purchase some or all of those loans from the lender. This activity exposes us to the risk of the borrowers’ inability to repay such loans. We have entered into credit arrangements with financial institutions as a source of funding to purchase some or all of the loans. Any termination or interruption in the financial institutions’ ability to lend to us could interrupt our ability to provide capital to these businesses. Further, the credit decisioning, pricing, loss forecasting, scoring and other models used to evaluate loan applications may contain errors or may not adequately assess creditworthiness of the borrowers, or may be otherwise ineffective, resulting in incorrect approvals or denials of loans. It is also possible that loan applicants could provide false or incorrect information. Moreover, adverse macroeconomic conditions, such as inflation and rising interest rates, have impacted and may continue to impact these businesses, which are disproportionately adversely affected by economic downturns, and may increase the likelihood that the borrowers are unable to repay their loans. If any of the foregoing events were to occur, our reputation, relationships with borrowers, collections of loans receivable and financial results could be harmed.
Amortization of acquired intangible assets and impairment charges may cause significant fluctuation in our net income.
Our acquisitions have resulted in significant expenses, including amortization and impairment of acquired technology and other acquired intangible assets, and impairment of goodwill. Total costs and expenses in these categories were $629 million in fiscal 2024; $646 million in fiscal 2023; and $556 million in fiscal 2022. Although under current accounting rules goodwill is not amortized, we may incur impairment charges related to the goodwill already recorded and to goodwill arising out of future acquisitions. We test the impairment of goodwill annually in our fourth fiscal quarter or more frequently if indicators of impairment arise. The timing of the formal annual test may result in charges to our statement of operations in our fourth fiscal quarter that may not have been reasonably foreseen in prior periods. At April 30, 2025, we had $13.8 billion in goodwill and $5.4 billion in net acquired intangible assets on our condensed consolidated balance sheet, both of which may be subject to impairment charges in the future. New acquisitions, and any impairment of the value of acquired intangible assets, may have a significant negative impact on our future financial results.
We have incurred indebtedness and may incur other debt in the future, which may adversely affect our financial condition and future financial results.
As of April 30, 2025, we had an aggregate of $6.4 billion of indebtedness outstanding under our senior unsecured notes, senior unsecured credit facility, and secured credit facilities. No amounts were outstanding under our commercial paper program as of April 30, 2025. Under the agreements governing our indebtedness, we are permitted to incur additional debt. This debt, and any debt that we may incur in the future, may adversely affect our financial condition and future financial results by, among other things:
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

Intuit Q3 Fiscal 2025 Form 10-Q	63

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

Intuit Q3 Fiscal 2025 Form 10-Q	64

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Stock repurchase activity during the three months ended April 30, 2025 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans
February 1, 2025 through February 28, 2025	433,785	$585.59	433,785	$3,327,442,370
March 1, 2025 through March 31, 2025	410,884	$601.18	410,884	$3,080,428,344
April 1, 2025 through April 30, 2025	421,853	$590.74	421,853	$2,831,223,804
Total	1,266,522	$592.36	1,266,522
Note: On August 22, 2023, our Board of Directors approved an increase in the authorization under the existing stock repurchase program under which we are authorized to repurchase up to an additional $2.3 billion of our common stock. On August 20, 2024, our Board of Directors approved an increase in the authorization under the existing stock repurchase program under which we are authorized to repurchase up to an additional $3 billion of our common stock. All of the shares repurchased during the three months ended April 30, 2025 were purchased under these plans. At April 30, 2025, we had authorization from our Board of Directors for up to $2.8 billion in stock repurchases.

ITEM 5 - OTHER INFORMATION
During the three months ended April 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K), except the following trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c). On March 25, 2025, Richard Dalzell, a member of our Board of Directors, adopted a plan for the sale of up to 5,000 shares of the Company's common stock, subject to certain conditions, from July 8, 2025 through June 11, 2026.

ITEM 6 - EXHIBITS
See the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q.

Intuit Q3 Fiscal 2025 Form 10-Q	65

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTUIT INC. (Registrant)
Date:	May 22, 2025	By:	/s/ SANDEEP S. AUJLA
Sandeep S. Aujla
Executive Vice President and Chief Financial Officer (Authorized Officer and Principal Financial Officer)

Intuit Q3 Fiscal 2025 Form 10-Q	66

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference

31.01	Certification of Chief Executive Officer	X

31.02	Certification of Chief Financial Officer	X

32.01*	Section 1350 Certification (Chief Executive Officer)	X

32.02*	Section 1350 Certification (Chief Financial Officer)	X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X

101.SCH	XBRL Taxonomy Extension Schema	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X
________________________________

*	This exhibit is intended to be furnished and shall not be deemed “filed” for purposes of the Securities Exchange Act of 1934, as amended.

Intuit Q3 Fiscal 2025 Form 10-Q	67