Form 10-K
period 2025-07-31
INTUIT INC.
filed 2025-09-03
CIK 896878

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________

FORM 10-K

☑	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended July 31, 2025

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
(Address of principal executive offices) (Zip Code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of Intuit Inc. outstanding common stock held by non-affiliates of Intuit as of January 31, 2025, the last business day of our most recently completed second fiscal quarter, based on the closing price of $601.51 reported by the Nasdaq Global Select Market on that date, was $164.2 billion.

The number of shares (in thousands) of Intuit voting common stock outstanding as of August 26, 2025 was 278,805.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2026 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

INTUIT INC. FISCAL 2025 FORM 10-K INDEX

Intuit, TurboTax, Credit Karma, QuickBooks, and Mailchimp, among others, are registered trademarks and/or registered service marks of Intuit Inc., or one of its subsidiaries, in the United States and other countries. Other parties’ marks are the property of their respective owners.

2	Intuit Fiscal 2025 Form 10-K

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
•our assumptions underlying our critical accounting estimates, including our judgments and estimates regarding revenue recognition; the fair value of goodwill; and expected future amortization of acquired intangible assets;
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
We caution investors that forward-looking statements are only predictions based on our current expectations about future events and are not guarantees of future performance. Actual outcomes and results may differ materially from what is expressed or forecast in these forward-looking statements. Risks, uncertainties and other factors that might cause such differences, some of which could be material, include but are not limited to those discussed in the section entitled “Risk Factors” in Item 1A of Part I of this Annual Report. We encourage you to read carefully all information provided in this report and in our other filings with the Securities and Exchange Commission before deciding to invest in our stock or to maintain or change your investment. These forward-looking statements are based on information as of the filing date of this Annual Report and, except as required by law, we undertake no obligation to revise or update any forward-looking statement for any reason.

Intuit Fiscal 2025 Form 10-K	3

PART I

ITEM 1 - BUSINESS

BACKGROUND
Overview and Mission
Intuit is a global financial technology platform with a mission to power prosperity around the world. Serving approximately 100 million consumers, small and mid-market businesses, and accountants worldwide, Intuit’s platform brings the power of artificial intelligence (AI) and human intelligence together to fuel customers’ success. With TurboTax, Credit Karma, QuickBooks, Mailchimp, and Intuit Enterprise Suite, we help put more money in customers’ pockets, save them time by eliminating work, and help ensure that they have complete confidence in every financial decision they make.
Our strategy is to be an AI-driven expert platform by connecting customers to a virtual team of AI agents and AI-enabled human tax and financial experts. We're creating done-for-you experiences by automating everyday tasks, managing complex workflows and processes, and solving challenges before they arise with predictive insights. We connect customers to AI-enabled human experts for that last mile of decisions or to complete the work for them.
We harness the power of data, data services, AI, and human intelligence that help customers reach their financial goals. Intuit's all-in-one business platform helps customers run and grow their businesses end-to-end, from lead to cash. This includes financial management - including payments and capital - compliance, human capital management, and marketing products and services. Intuit's consumer platform helps customers do their taxes with ease and confidence and improve their financial success, from credit building to wealth building, with tax and personal financial management products. For accounting professionals, we provide professional tax and financial management products and services.
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

Our Business Portfolio
We organize our businesses into four reportable segments:

Global Business Solutions(1): This segment serves small and mid-market businesses around the world, and the accounting professionals who assist and advise them. QuickBooks and Intuit Enterprise Suite are offerings powered by our all-in-one business platform which includes financial management services, human capital management solutions such as payroll and time tracking, money solutions, such as merchant payment processing, bill pay, checking accounts through an FDIC-member bank partner, and financing for small and mid-market businesses. Intuit Enterprise Suite provides mid-market businesses with a configurable, AI-powered solution that includes multi-entity and multi-dimensional financial management capabilities designed to seamlessly scale and enhance productivity and profitability for more complex businesses to streamline operations. Mailchimp offerings include marketing automation and customer relationship tools.
Consumer: This segment primarily serves consumers, helping customers get their taxes done with confidence—whether they do it themselves or with the help of an AI-enabled human expert. TurboTax delivers do-it-yourself and assisted income tax preparation products and services sold in the United States (U.S.) and Canada.
Credit Karma: This segment serves consumers with a personal finance offering that helps members find the right financial products and make smarter money decisions throughout the year to reach their financial goals. This includes personalized recommendations for credit card, home, auto, and personal loan, and insurance products; online savings and checking accounts through an FDIC-member bank partner; and access to their credit scores and reports, credit and identity monitoring, credit report dispute, credit building tools, and tools to help understand net worth and make financial progress.
ProTax: This segment serves professional accountants in the U.S. and Canada, who are essential to both business success and tax preparation and filing. Our professional tax offerings include Lacerte, ProSeries, and ProConnect Tax Online in the U.S., and ProFile and ProTax Online in Canada.

(1) On August 1, 2024, we renamed our Small Business & Self-Employed segment as the Global Business Solutions segment.

4	Intuit Fiscal 2025 Form 10-K

Our Business and Growth Strategy
The era of AI is igniting global innovations at an incredible pace and will fundamentally transform every part of our work and personal lives. We made an early bet on AI, declaring our AI-driven expert platform strategy in 2019. We have transformed the company from a tax and accounting platform to an AI-driven expert platform. We have a significant competitive advantage with our scale of data, data services, AI capabilities, ecosystem of applications, and our large network of AI-enabled human experts to become the all-in-one platform for consumers, businesses, and accountants. We're disrupting the categories we operate in to drive better money outcomes for our customers.
We leverage AI and human intelligence to provide our customers with done-for-you experiences that automate tasks, identify actionable insights to drive important decisions, and manage end-to-end workflows or entire processes to eliminate work, while ensuring the customer remains in control. When customers need additional help or want help to complete the work on their behalf, we connect them with the best human expert from our network of thousands of AI-enabled financial, tax, and bookkeeping experts who can complete a specific task, address specialized questions, or manage the entire workload. Our strategy, combined with our Big Bets that focus on the largest customer problems and growth opportunities, positions us for durable growth.
In fiscal 2025, we launched a transformative set of AI agents that provide customers with a virtual team to complete jobs on their behalf, dramatically improving how businesses run and grow. Combined with our AI-enabled human experts, these agents are automating workflows and delivering real-time insights to drive growth and improve cash flow. Our redesigned user interface and new business feed highlights these real-time insights and recommendations and the tasks completed by agents on behalf of the customer. We also launched AI agents in Intuit Enterprise Suite, including accounting, payments, finance, and project management agents, transforming how our small and mid-market business customers manage their finances by automating a variety of day-to-day tasks, and increasing productivity.
Our innovation has been possible with the investments in our proprietary Generative AI Operating System (GenOS), which have enabled us to fuel innovation with unparalleled speed for our customers. Built for our internal developers, GenOS not only keeps pace with rapid technological industry advances but is setting the pace—by melding the best of artificial intelligence and human intelligence on our platform. This enables us to rapidly deliver a new class of intelligent, autonomous financial solutions that will define the next decade of growth for our customers and for Intuit. Our AI-driven expert platform and products are built in keeping with the company’s commitment to data privacy, security, and responsible AI governance. We safeguard customer data and protect privacy using industry-leading technology and practices, and adhere to responsible AI principles that guide how we operate and scale our platform with our customers’ best interests in mind.
As we execute our global AI-driven expert platform strategy, we prioritize resources on our Big Bets across the company. We have driven significant momentum across the company over the past year. Looking ahead, we are doubling down on the areas that drove strong results this year where the combination of AI and human intelligence delivers done-for-you experiences, helps customers put more money in their pockets, and builds our mid-market business.
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

PRODUCTS AND SERVICES
During fiscal 2025, we offered our products and services in the four segments described in “Our Business Portfolio” above. The following table shows the percentage of total revenue contributed by each of these segments over the last three fiscal years.

	Fiscal 2025	Fiscal 2024	Fiscal 2023

Global Business Solutions	59%	59%	56%
Consumer	26%	27%	29%
Credit Karma	12%	10%	11%
ProTax	3%	4%	4%
Total international net revenue was approximately 8% of consolidated total net revenue in each of the twelve months ended July 31, 2025, 2024, and 2023.
For financial information about our reportable segments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and Note 14 to the consolidated financial statements in Item 8 of this Annual Report.

Intuit Fiscal 2025 Form 10-K	5

Global Business Solutions
Our Global Business Solutions segment serves small and mid-market businesses around the world, and the accounting professionals who assist and advise them. Our vision is to be the connected all-in-one platform with a virtual team of AI agents and AI-enabled human experts that small and mid-market businesses rely on every day to run and grow their businesses.
Small and mid-market business owners are constantly faced with challenges and barriers in their journey to success. Universally, businesses at every stage of growth struggle to get customers, pay and get paid, get capital, manage their workforce, get access to advice, and stay compliant. Our all-in-one platform features AI agents, providing actionable, AI-driven insights and automation to help our customers grow and run their businesses with confidence. These AI agents are also able to work alongside our large network of AI-enabled human experts to provide businesses with additional expertise and support.
Get Customers
Mailchimp. Mailchimp offers email and other marketing solutions that enable small and mid-market businesses to digitally promote themselves across email, social media, short message service (SMS), landing pages, ads, websites, and more, all from one place.
Pay and Get Paid
Payment Processing Solutions. Our full range of merchant services for small and mid-market businesses includes credit card, debit card, Apple Pay, and ACH payment services for in-person and card-not-present payments. We offer instant deposit and payment dispute protection options for eligible customers. Through seamless onboarding and automated transaction reconciliation, our payment processing solutions are deeply integrated into our QuickBooks Online, Desktop, and Intuit Enterprise Suite offerings.
QuickBooks Checking. The QuickBooks Checking business bank account comes with a physical and virtual debit card for more spending power, fast payments with no-fee Instant Deposit, and powerful cash flow management with envelopes for partitioning funds for future expenses, all with no fees.
Bill Pay. Our QuickBooks Online offerings and Intuit Enterprise Suite allow small and mid-market businesses to organize bills and make payments online. Small and mid-market businesses can connect with vendors and automatically import bills through our network, resulting in easier and faster payments.
Get Capital
Capital. We offer financing options for small and mid-market businesses to help them get the capital they need to succeed. The financing process provides customers with the ability to use their QuickBooks data to qualify to borrow capital, whether from Intuit via our originating bank partner or from partners on our QuickBooks Capital Marketplace. Additionally, QuickBooks Line of Credit provides flexible access to capital through pre-approved credit limits. Qualified small and mid-market businesses can choose to borrow funds through a series of term loans within a maximum approved credit limit.
Manage Their Workforce
Workforce Solutions. Our payroll solutions, available as online or desktop solutions, are sold on a subscription basis and integrate with our QuickBooks Online and Desktop offerings and Intuit Enterprise Suite, or may be purchased standalone. Our online payroll offerings include automated tax payments and filings, as well as access to human resources solutions and employee benefits offerings such as health insurance and 401(k) plans. We also offer time tracking solutions, which seamlessly integrate with our online payroll offerings to help businesses easily and accurately track time for their mobile workforce, including tools for project planning, job costing, and tracking billable hours per client.
Access Advice
QuickBooks Live. Businesses can get support through Expert Assisted and Full-Service Bookkeeping. With QuickBooks Live Expert Assisted, businesses have on-demand access to expert bookkeepers who can provide guidance and support on managing their books and making smart business decisions. With QuickBooks Live Full-Service Bookkeeping, businesses get one-on-one support from our team of expert bookkeepers to manage and maintain books with guaranteed accuracy. Our experienced bookkeepers are certified QuickBooks ProAdvisors, and many are Certified Public Accountants.
QuickBooks ProAdvisor. Accounting professionals can assist with bookkeeping, taxes, payroll, and more. Our free Find a ProAdvisor service helps customers find a QuickBooks Certified accountant or bookkeeper who knows their niche, speaks their language, or is nearby. To enable our network of hundreds of thousands of accountants, we offer memberships to the QuickBooks ProAdvisor program, which provides accountants access to QuickBooks Online Accountant, technical support, training, product certification, marketing tools, and discounts on Intuit products and services purchased on behalf of clients.

6	Intuit Fiscal 2025 Form 10-K

Be Compliant
QuickBooks Online. Designed for all kinds of businesses, QuickBooks Online helps simplify accounting and tax compliance. Users can track income and expenses, create and send invoices and estimates, manage and pay bills, and review a variety of financial reports. QuickBooks Online also has powerful industry-specific capabilities such as features for product-based businesses. QuickBooks Online is an open platform, enabling third-party developers to create online and mobile applications that integrate with our offering.
We offer different QuickBooks Online solutions depending on the size and complexity of the business, including Simple Start, Essentials, and Plus. QuickBooks Online Advanced is designed for mid-market businesses with more complex needs. QuickBooks Solopreneur and QuickBooks Self-Employed are designed for independent contractors and solo entrepreneurs.
Intuit Enterprise Suite. Designed for complex mid-market companies seeking to streamline operations, enhance productivity, and support growth, this solution builds upon the familiar QuickBooks Online interface. It integrates advanced financial management solutions, such as multi-entity accounting and multi-dimensional reporting, along with human resource and marketing tools in a unified solution.
QuickBooks Desktop Software. Our QuickBooks financial management solutions are also available as desktop versions for businesses on a subscription basis. QuickBooks Desktop Plus is designed for small businesses. QuickBooks Enterprise is designed for mid-market businesses with more complex needs and is available for download or as a hosted solution. This offering provides industry-specific reports and features for a range of industries, including Contractor, Manufacturing, Wholesale and Distribution, Retail, Nonprofit, Professional Services, and Accountants.
Financial Supplies. We offer a range of financial supplies designed for individuals and businesses that use our QuickBooks offerings. These include standard paper checks, Secure Plus checks with CheckLock fraud protection features, a variety of stationery, tax forms, and related supplies.
Consumer
Our Consumer segment includes our TurboTax products and services that are designed to enable consumers and businesses to prepare and file their federal and state income tax returns quickly and accurately. These offerings are available either online or as desktop versions in the U.S. and Canada. They are designed to be easy to use yet sophisticated enough for complex tax returns, serving the varied needs of our customers, from those who file simple returns to those who itemize deductions, own investments or rental property, and manage small and mid-market businesses.
Our do-it-yourself tax products and services are designed for customers who choose to independently prepare and file their tax returns. Our assisted tax products and services, such as TurboTax Live and TurboTax Live Full Service, are designed for customers who seek professional tax advice or who want their returns prepared by an expert. We also offer complementary services, including electronic filing of federal and state income tax returns, faster access to tax refunds, audit defense, and audit support.
Our online tax preparation, filing, and other services are offered through the websites and mobile apps of thousands of financial institutions, electronic retailers, and other online merchants. Financial institutions can offer our online tax preparation and filing services to their customers through a link to TurboTax Online.
Credit Karma
Our Credit Karma segment provides consumers with a financial platform that propels them forward wherever they are on their financial journey, enabling them to understand their financial picture, make smart financial decisions, and stick to their financial plan. The platform offers a number of services to our members: access to their credit scores and reports, credit and identity monitoring, credit building, credit report dispute, tools to help understand net worth and make financial progress, personalized recommendations of credit card, loan, and insurance products, and access to our TurboTax offerings, including tax preparation software and early tax refunds. Credit Karma Money offers members online savings and checking accounts through an FDIC-member bank partner. To provide services to our members, Credit Karma works with a variety of partners, including credit bureaus, banks, credit card issuers, insurance carriers, and other financial institutions and lending partners. Additionally, Credit Karma leverages Lightbox, a first-of-its-kind enterprise platform which allows lenders to leverage thousands of de-identified data points from Credit Karma members to help provide our members with greater certainty that they will be approved if they apply for a financial product.
ProTax
Our ProTax segment includes our professional tax offerings and serves professional accountants in the U.S. and Canada, who are essential to both small business success and tax preparation and filing. Our professional tax offerings consist of Lacerte, ProSeries, and ProConnect Tax Online in the U.S., and ProFile and ProTax Online in Canada. These offerings enable accountants to accurately and efficiently complete and electronically file a full range of federal and state tax returns for individuals and businesses. Lacerte is designed for full-service, year-round accounting firms who handle more complex returns. ProSeries is designed for year-round tax practices handling moderately complex tax returns. ProConnect Tax Online is our

Intuit Fiscal 2025 Form 10-K	7

cloud-based solution, designed for full-service, year-round practices that prepare all types of individual and business returns and integrates with our QuickBooks Online offerings. ProFile is our Canadian desktop tax offering, which serves year-round, full-service accounting firms for both individual and business tax returns. ProTax Online is our Canadian cloud-based tax solution, designed for full-service, year-round practices who prepare all forms of individual and business tax returns. It is integrated into QuickBooks Online Accountant to provide seamless integration of data across books and tax through our Workpapers solution. We also offer a variety of tax-related services that complement the tax return preparation process, including advisory services, year-round document storage, bank products, e-signature, and collaboration services, as well as additional capabilities such as desktop hosting, fixed asset management, and third-party solutions for practice management for some of our U.S. tax offerings.

PRODUCT DEVELOPMENT
The markets for software and related services are characterized by rapid technological change, shifting customer needs, and frequent new product introductions and enhancements. To succeed in these markets, continuous investment is required to innovate, develop new products and services, and enhance existing offerings. Our product development efforts are more important than ever as we pursue our growth strategy.
We develop many of our products and services internally, and we have a number of U.S. and foreign patents and pending applications that relate to various aspects of our products and technology. We supplement our internal development efforts by acquiring businesses and technologies. We also purchase or license products and technology from third parties and establish other relationships that enable us to enhance or expand our offerings more rapidly. We expect to expand our third-party technology relationships as we continue to pursue our growth strategy.
Our offerings have rapid development cycles. In addition, developing consumer and professional tax software and services presents unique challenges because of the demanding development cycle required to accurately incorporate federal and state tax law and tax form changes within a rigid timetable. The development timing for our small business payroll and merchant payment processing services offerings varies with business needs and regulatory requirements, and the length of the development cycle depends on the scope and complexity of each project.
We continue to make substantial investments in research and development. We expect to focus our future research and development efforts on enhancing existing products and services with done-for-you experiences, financial recommendations, personalization, and ease of use enabled by AI and other advanced technologies. We continue to focus on developing new products and services, including global offerings, and undertaking significant research and development for ongoing projects to update the technology platforms for several of our offerings.

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

MARKETING, SALES, AND DISTRIBUTION CHANNELS
Markets
Our primary customers are consumers and small and mid-market businesses. We also provide specialized tax and accounting products to professional accountants. We partner with financial institutions and other partners, who we connect with consumers on our platform. The markets in which we compete have always been characterized by rapid technological change, shifting customer needs, and frequent new product introductions and enhancements by competitors. The widespread usage of mobile devices and social media, along with the evolution of AI, has accelerated the pace of change and revolutionized how customers learn about, evaluate, and purchase products and services.
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
Marketing Programs
We use a variety of marketing programs to generate direct sales, develop leads, increase general awareness of the Intuit brand and our product portfolio, and drive sales in retail. These programs include offline marketing, such as TV and radio advertising; digital marketing, such as display and pay-per-click advertising, search and generative engine optimization, and social and affiliate marketing; email marketing; in-product marketing to drive awareness of related products and services; public relations;

8	Intuit Fiscal 2025 Form 10-K

sponsorships; podcast marketing; mobile marketing; and retail marketing of our consumer tax offerings. Our campaigns are designed to attract new users, retain existing users, and cross-sell additional offerings.
Sales and Distribution Channels
Direct Channel. We offer our products and services directly through our websites, apps, and call centers. Direct online offerings are an effective channel for customers who can make purchase and other decisions regarding our and our partners’ offerings based on content provided on our websites, or via other online content and word-of-mouth recommendations. For many of our products, assisted sales continues to be an effective channel for serving customers who want live help to select the products and services that are right for their needs. We also have a direct sales force that calls on accountants, bookkeepers, and marketing professionals, and seeks to increase their awareness, usage, and recommendation of our business and professional tax solutions. We market certain products directly to mid-market businesses through our direct sales force.
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
Online App Stores. We distribute many of our offerings for mobile devices through proprietary online stores that provide applications for specific devices.
Partner and Other Channels. We offer many of our products and services through partners and other channels, including value-added resellers, technology partners with complementary platforms, accountants, bookkeepers, marketing professionals, and professional service providers who help us reach new customers at the point of need and drive growth and market share by extending our online reach. These partners combine our products and services with marketing, sales, and technical expertise to deliver a complete solution at the local level. We also sell our TurboTax Desktop offerings at retail locations across the U.S. and Canada and on retailer websites. In Canada, we also rely on distributors who sell products into the retail channel.

COMPETITION
We face intense competition in all aspects of our businesses across all of our offerings. Competition is rapidly evolving, fragmented, and involves complex interdependencies with many businesses. Competitive pressures in many of the market segments we serve have grown markedly over the past few years, and the marketing and distribution channels continue to evolve. We expect these trends to continue. Our competitors may introduce superior products and services, successfully use and deploy new technologies such as AI that may reduce customer demand for our products or services, reduce prices, have greater technical, marketing, and other resources, have greater brand recognition, have larger installed bases of customers, have well-established relationships with our current and potential customers and partners, advertise aggressively, or beat us to market with new products and services.
The competitive landscape is constantly evolving. This occurs as we expand into new market segments and geographic regions and extend our capabilities, as well as when new companies emerge or existing companies extend their capabilities (either directly or through acquisitions or partnerships) to include the market segments and geographic regions in which we operate. Given the breadth of the products and services that we offer as a global financial technology company and the customer problems that we aim to solve, we compete with offerings from a variety of organizations across a range of industries, including large global companies, smaller geographically focused companies, startups, and professional services. Entities that offer or provide access to offerings that we may compete with include:
•business software providers, including industry-specific vertical software providers and embedded software providers, that offer solutions such as accounting, business management and financial software, marketing automation, customer relationship management, inventory management, payroll and workforce management;
•private and publicly-funded tax preparation and filing service providers, including embedded software providers;
•accounting, consulting, and tax firms;
•companies and banks that provide money services, including merchant payment processing, bill pay, checking and savings accounts, financing and point of sale devices;
•companies that provide personal finance management products and tools, including access to credit scores, credit and identity monitoring, credit-building tools, and tools to help understand net worth and make financial progress;
•companies that provide a marketplace of consumer financial offerings;
•financial institutions;
•credit bureaus; and
•platform companies that could develop competing technology solutions to any of the problems that our customers may face.
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

Intuit Fiscal 2025 Form 10-K	9

CUSTOMER SUCCESS
For many of our offerings, we provide support through multiple channels including telephone, email, online and video chat, text messaging, our customer support websites, self-help assets embedded in our products, and online communities where consumers can share knowledge and product advice with each other.
We also provide access to experts, through our TurboTax and QuickBooks Live offerings, who provide tax advice, tax preparation, and bookkeeping services.
Our customer success staff predominantly consists of Intuit-employed and outsourced experts. We supplement with seasonal employees and additional outsourcing during periods of peak call volumes, such as during the tax return filing season or following a major product launch. We augment the services we provide with outsourced partnerships domestically and internationally. A majority of our outsourced customer success personnel are based domestically, with additional international teams located primarily in the Philippines and Canada.
We also source staff through our Prosperity Hub program, which is designed to spark economic prosperity in underserved communities. One part of this program is our socially responsible sourcing model, where we both directly and through customer success partner-employers, hire, train, and retain workers who deliver support and services for our customers.
Self-help information is offered for free in-product and on our support websites for many of our offerings. Support alternatives and fees vary by product. For example, some product subscriptions receive 24/7 support and additional contact channel options.

MANUFACTURING AND DISTRIBUTION
Online Products and Services
Our online offerings include QuickBooks Online, Intuit Enterprise Suite, online payroll services, merchant payment processing and bill pay services, Mailchimp’s marketing automation and customer relationship offerings, TurboTax Online, ProConnect Tax Online, consumer and professional electronic tax filing services, and Credit Karma offerings. We use public cloud providers, such as Amazon Web Services and Google Cloud Platform, for most of our systems, networks, and databases used to operate these online offerings.
Desktop Software and Supplies
Our desktop software customers generally electronically download software as demand for physical packaged products has declined. When supplies are ordered, we typically ship the physical product within a few days of receiving an order, and backlog is minimal.

PRIVACY AND SECURITY
We host, collect, process, use, and retain large amounts of sensitive and personal data from our customers, users, workforce, and third-party partners. We are stewards of this data and have designed data stewardship principles to align our organization in collecting, using, and protecting such information. As we believe strongly in these principles, we operate our program to comply with laws and regulations that govern our use, sharing, and protection of personal information, including, for example, laws related to financial services and the handling of tax data. We have established guidelines and practices to help ensure members of our workforce are aware of our program and the role they play in protecting this data. Our privacy statements provide notice of our privacy practices, and provide the opportunity for impacted parties to exercise their rights with respect to their personal information. We participate in industry groups whose purpose is to develop or shape industry best practices, and to inform public policy for privacy and security.
We use security safeguards to help protect the systems and the information that is given to us from loss, misuse, and unauthorized alteration. We use technical and procedural measures designed to help detect and prevent fraud and misuse of data. Whenever sensitive information, such as credit card information or tax return data, is transmitted to us through one of our websites or products, we follow current industry standards to encrypt the data as it is transmitted to us, and when we store it at rest. We routinely patch our systems with security updates and work to protect our systems from unauthorized internal or external access using numerous commercially available computer security products, as well as internally developed technology, security procedures, and practices.

GOVERNMENT REGULATION
We are subject to federal, state, local, and international laws and regulations that add compliance costs, affect how we operate, and may impact our ability to compete. For example, our Consumer and ProTax segments are subject to federal, state, and international government requirements, including regulations related to the electronic filing of tax returns, the provision of tax preparer assistance, and the use and disclosure of customer information. Our Global Business Solutions segment offers products and services to small and mid-market businesses and consumers, such as payroll, payments, financing for small and mid-market businesses, and other financial service offerings, which are also subject to certain regulatory

10	Intuit Fiscal 2025 Form 10-K

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

INTELLECTUAL PROPERTY
Our success depends on the proprietary technology integrated into our offerings. We protect this proprietary technology through a variety of intellectual property mechanisms, including copyright, patent, trade secret, and trademark laws, restrictions on disclosure and other methods. For example, we regularly file applications for patents, copyrights, and trademarks and service marks to protect intellectual property that we believe is important to our business. We hold a growing patent portfolio that we believe is important to Intuit’s overall competitive advantage, although we are not materially dependent on any one patent or particular group of patents in our portfolio at this time. We also have a number of registered trademarks that include Intuit, QuickBooks, Lacerte, TurboTax, QB, ProSeries, ProConnect, Credit Karma, and Mailchimp. We have registered these and other trademarks and service marks in the U.S. and, depending on the relevance of each brand to other markets, in many foreign countries. Most registrations can be renewed perpetually at 10-year intervals. We also license intellectual property from third parties for use in our products.
While our portfolio of patents is growing, our issued patents could be determined to be invalid or unenforceable against competitive products in every jurisdiction. In addition, third parties have asserted and may continue to assert infringement claims against us and our customers. These claims and any litigation may result in invalidation of our proprietary rights or a finding of infringement along with an assessment of damages. Litigation, even if without merit, could result in substantial costs and divert resources and management attention. Additionally, third-party licenses may not continue to be available to us on commercially acceptable terms, or at all.

HUMAN CAPITAL
We consider our employees to be one of our four key True North stakeholders because they are critical to delivering for our customers, our shareholders, and the communities we serve. As of July 31, 2025, we had approximately 18,200 employees in seven countries. During fiscal 2025, we employed on average approximately 12,300 seasonal employees from January to April primarily to support our Consumer segment customers during the peak of tax season. We believe our future success and growth will depend on our ability to attract and retain a qualified workforce in all areas of our business.
Intuit’s Chief People & Places Officer, who reports directly to the Chief Executive Officer, manages our overall workforce policies and strategies, including employee recruitment, workplace environment and culture, engagement and retention, leadership development, succession planning, organization and talent assessment, fair pay, and executive compensation. The Compensation and Organizational Development Committee of the Board of Directors has oversight of these programs.
Culture and Values
To deliver on our mission to power prosperity around the world, we are guided by our company values as we strive to create an inclusive, safe, and respectful workplace where employees can do the best work of their lives and be empowered to make an impact, learn and grow, and feel connected. Our values and culture are woven into our hiring and retention practices and are foundational to our ability to attract, retain, and advance top talent.
•Our value of Integrity Without Compromise means valuing trust above all else, speaking the truth, and doing the right thing even when no one is looking.
•Our value of Courage means being bold and fearless in how we think and act, holding a high bar for performance, and valuing speed with a bias for learning and action.
•Our value of Customer Obsession means falling in love with our customers’ problems and delivering solutions that delight our customers.
•Our value of Stronger Together means we champion an inclusive and respectful workplace, and we thrive on diverse voices to challenge and inform decisions.
•Our value of We Care and Give Back means we strive to be stewards of the future, strengthen the communities around us, and give everyone the opportunity to prosper. We provide eligible full-time employees paid time off that can be used to do volunteer work during normal work hours for vetted non-profits and for donation matching up to an annual limit.
Talent Acquisition
We have a robust talent acquisition process that begins with cross-functional talent planning to define hiring needs. Candidates are assessed against skills and values as defined by each hiring team. We are an equal opportunity employer and make employment decisions without regard to any basis protected by federal, state, or local law. We do not make

Intuit Fiscal 2025 Form 10-K	11

employment decisions based on an individual’s identity. To expand our reach for the best available talent, we have invested in external partnerships with organizations and universities. This includes active participation and having a significant presence at prominent industry conferences and events known for attracting global audiences with varied skills and experience.
Talent Development and Retention
We strive to create an inclusive, safe, and respectful environment that enables our employees to do the best work of their lives. We provide resources that help them make a positive impact, continue to learn, grow professionally, and feel connected to our culture. We promote the development of all of our employees and provide them with access to learning and training based on their needs and interests and the resources they need to grow, thrive, and reinvent themselves over time. We offer learning programs throughout the employee lifecycle, beginning with onboarding and continuing with ongoing career growth programs. We focus on internal mobility, helping our people acquire new skills, take on new responsibilities, and gain new experiences. This approach contributes to our success in serving our customers while helping our employees achieve their individual professional development and other career goals.
We are also invested in growing the capabilities of our managers and developing the leadership skills of our executives. Our teams design programs and resources, such as the Intuit Leadership Playbook, focused on leading with a clear vision, building a high-performance culture, and driving winning results for all of our stakeholders.
All full-time employees have access to opportunities to develop and learn through company-sponsored learning paths and online courses on topics ranging from AI to accelerating velocity, in support of an employee’s ability to adapt to any work environment.
Employees set goals and measure progress through our goal setting tool and have opportunities to focus on growth both during performance assessment conversations and ongoing regular check-ins with their manager.
Employee Engagement and Listening
Listening and responding to our employees is at the core of our culture. We value employee feedback and leverage it to continuously improve the employee experience. We regularly collect, analyze, measure, and share insights about the sentiment of our workforce through multiple channels, including surveys, town halls with senior leadership, and other touchpoints, which help to guide the work we do to support our employees.
Total Rewards
Our compensation philosophy aims to attract and retain top talent for today and the future. Intuit’s total target compensation includes base pay, a range of incentive plans that vary based on role, and stock-based awards — all set at market-competitive levels. Incentive compensation plans are part of our pay-for-performance philosophy, including close alignment with Company performance that rewards top performers. Most employees are eligible for stock-based awards, allowing the majority of our employees to share in the Company’s success.
We also offer eligible employees a broad range of competitive benefit programs and services designed to address the physical and mental health, well-being, income protection, and family care needs of employees and their family members. These programs include health care, mental health coaching and counseling, programs to save for retirement, tuition assistance, financial counseling, life and family support programs, and paid time off, including annual paid recharge days and family and parental leave.
We have a strong culture of transparency, which includes our ongoing focus on fair pay. We are committed to providing fair pay to all of our employees. We regularly examine our performance evaluation practices, including improving practices to ensure equal opportunity for high-performing employees to be promoted.
Stronger Together
At the foundation of our culture is our Stronger Together value. It guides our behavior and interactions in everything we do and in how we treat one another. We serve diverse customers around the world. We believe we can solve their toughest problems and deliver unrivaled benefits when our workforce understands and reflects our customers.
Intuit has established employee resource groups (ERGs) that provide a foundation for a culture of inclusion. These ERGs are employee-driven, volunteer-led, and open to all employees. ERGs offer a sense of community and give all employees the chance to learn from role models, peers, and experts, and to volunteer within their communities, all while aligning with our organization’s overall vision.

12	Intuit Fiscal 2025 Form 10-K

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The following table shows Intuit’s executive officers and their areas of responsibility as of August 1, 2025. Their biographies follow the table.

Name	Age	Position
Sasan K. Goodarzi	57	President, Chief Executive Officer, and Director
Sandeep S. Aujla	49	Executive Vice President and Chief Financial Officer
Anton Hanebrink	49	Executive Vice President, Corporate Strategy
Caryl Hilliard	59	Executive Vice President, Chief People & Places Officer
Kerry J. McLean	61	Executive Vice President, General Counsel and Corporate Secretary
Lauren D. Hotz	50	Senior Vice President and Chief Accounting Officer
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
Mr. Hanebrink has been Executive Vice President and Chief Corporate Strategy & Development Officer since 2019. He served as Intuit’s Senior Vice President of Corporate Strategy & Development from November 2016 through January 2019. Prior to rejoining Intuit in November 2016, Mr. Hanebrink served in leadership roles at Block (formerly known as Square) from October 2014 to October 2016. He initially joined Intuit as a Director of Corporate Strategy & Development in January 2011 and subsequently served as Vice President of Corporate Strategy & Development until October 2014. Before joining Intuit, he worked in a variety of venture capital, corporate development, and strategy roles at Opus Capital, Hewlett-Packard, and The Boston Consulting Group. Mr. Hanebrink serves on the board of directors of PubMatic. Mr. Hanebrink holds a Bachelor’s degree in Finance and Marketing from Washington University in St. Louis and a Master’s degree in Business Administration from The Wharton School at the University of Pennsylvania.
Ms. Hilliard has been Executive Vice President and Chief People & Places Officer since August 2025. Prior to that, Ms. Hilliard spent 27 years working in Intuit’s People & Places Organization across all of Intuit’s businesses and functions, including driving critical business outcomes and accelerating growth in both the Consumer and the Global Business Solutions segments. Ms. Hilliard holds a Bachelor’s degree in Business Administration and Management from the University of Redlands.
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

Intuit Fiscal 2025 Form 10-K	13

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
We file reports required of public companies with the Securities and Exchange Commission (SEC). These include annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and other reports, and amendments to these reports. The SEC maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. We make available free of charge on the Investor Relations section of our corporate website all of the reports we file with or furnish to the SEC as soon as reasonably practicable after the reports are filed or furnished. Copies of this Annual Report on Form 10-K may also be obtained without charge by contacting Investor Relations, Intuit Inc., P.O. Box 7850, Mountain View, California 94039-7850, by calling 650-944-6000, or by emailing investor_relations@intuit.com.

14	Intuit Fiscal 2025 Form 10-K

ITEM 1A - RISK FACTORS
Our businesses routinely encounter and address risks, many of which could cause our future results to be materially different than we presently anticipate. Below, we describe material factors, events and uncertainties that make an investment in our securities speculative or risky, categorized solely for ease of reference as strategic, operational, legal and compliance, and financial risks, and which you should consider carefully in evaluating our business. The following events and consequences could have a material adverse effect on our business, growth, prospects, financial condition, results of operations, cash flows, liquidity, reputation and credit rating, and the trading price of our common stock could decline. Some of the factors, events, and uncertainties discussed below may have occurred in the past. However, these disclosures are not representations as to whether or not the factors, events, or uncertainties have occurred in the past, instead they reflect our beliefs and opinions as to the factors, events, or uncertainties that could materially and adversely affect us in the future. We could also be affected by other events, factors or uncertainties that are presently unknown to us or that we do not currently consider to present significant risks to our business. These risks may be amplified by the effects of global developments and conditions or events, including macroeconomic and geopolitical conditions, which have caused significant global economic instability and uncertainty. Therefore, you should not consider the following risks to be a complete statement of all the potential risks or uncertainties that we face.
STRATEGIC RISKS
We face intense competitive pressures that may harm our operating results.
We face intense competition in all of our businesses, and we expect competition to continue to intensify in the future. Our competitors and potential competitors range from large and established entities to emerging start-ups. Our competitors may introduce superior products and services, successfully use and deploy new technologies such as AI that may reduce customer demand for our products or services, reduce prices, have greater technical, marketing and other resources, have greater name recognition, have larger installed bases of customers, have well-established relationships with our current and potential customers and partners, advertise aggressively or beat us to market with new products and services. In addition, we face competition from existing companies with large established consumer user bases and broad-based platforms, who may change or expand the focus of their business strategies and marketing to target our customers, including small businesses, tax and personal financial management customers.
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
Our consumer tax business also faces significant, increasing competition from the public sector, where we face the risk of federal and state taxing authorities implementing revenue-raising strategies that involve developing and providing government tax software or other government return preparation systems at public expense. These or similar programs have been and may continue to be introduced or expanded in the future, which may change the voluntary compliance tax system in ways that could cause us to lose customers and revenue. For example, the IRS made available a free direct filing system and has stated it will explore ways to expand eligibility for the program, including partnering with more states. Additionally, the legacy IRS Free File Program enables the IRS to offer free commercial tax software directly to qualifying taxpayers, and taxpayer adoption of this program could expand with increased awareness of and government support for the program.
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
We operate in industries that are characterized by rapidly changing technology, evolving industry standards and frequent new product introductions. To meet the evolving needs and expectations of our customers and partners and attract and retain top technical talent, we must continue to innovate, develop and extend our platform, introduce new products, services, and features, and enhance our ability to anticipate and solve new and existing customer problems, including with emerging technologies, such as AI. If we are not able to do this successfully, we may face a competitive disadvantage and our business could be harmed. We have and will continue to devote significant resources to continue to develop our skills, tools and capabilities to capitalize on existing and emerging technologies, including AI. There can be no assurance that we or our customers will realize the expected benefits from these investments. Legislation or regulatory changes in these areas may mandate changes in our products that make them less attractive to users and hinder our ability to leverage emerging technologies and build out our platform capabilities.

Intuit Fiscal 2025 Form 10-K	15

Our consumer and professional tax businesses depend significantly on revenue from customers who return each year to use our updated tax preparation and filing software and services. They include customers who use our free consumer tax products and whose tax scenarios evolve in subsequent years to require paid services. Encouraging continued use of our offerings in successive years can become increasingly difficult if customers do not perceive our offerings to provide continuing or meaningfully incremental value. The growth of our business depends, in part, on our ability to successfully provide customers value in this way. In addition, when customers consent to the use of their data across our platform, we work to provide additional benefits to them through our existing offerings and through the development of new offerings. Our inability to demonstrate value of any of these offerings to existing customers may negatively impact our ability to build new data-driven offerings and our revenue.
We may expend a significant amount of resources and management attention on offerings that do not ultimately succeed in their markets. We have encountered difficulty in launching new offerings in the past. If we misjudge customer needs in the future, our new offerings may not succeed and our revenues and earnings may be harmed. We have also invested, and in the future, expect to invest in new business models, technologies, geographies, strategies and initiatives. Such endeavors may involve significant risks and uncertainties, including a rapidly changing regulatory environment, diversion of management’s attention from current operations, expenses associated with the initiatives, inadequate return on investments, and social or ethical scrutiny. Because these new initiatives are inherently risky, they may not be successful and may harm our financial condition, operating results, or reputation.
We rely on intellectual property in our products and services.
Many of our products and services utilize our own intellectual property, as well as the intellectual property of third parties, which we license under agreements that may need to be renewed or renegotiated from time to time. We may not be able to obtain licenses to these third-party technologies or content on reasonable terms, or at all, in the future. If we are unable to obtain the rights necessary to use certain intellectual property in our products and services, we may not be able to provide the affected offerings, and customers who are currently using the affected product may be disrupted, which may in turn harm our future financial results, damage our brand, and result in customer loss. Also, we and our customers have been and may continue to be subject to infringement claims as a result of the third-party intellectual property incorporated in our offerings, including through our use of AI. If an infringement claim is successfully asserted against us, it could require us to pay substantial damages or ongoing royalty payments, prevent us from offering our services, require us to change our products, technology, or business practices, or require our compliance with other unfavorable contractual terms. Even if we are not ultimately liable for any potential infringement, pending claims require us to use significant resources, require management attention and could result in loss of customers.
Some of our offerings include third-party software that is licensed under “open source” licenses, some of which may include a requirement that, under certain circumstances, we make available, or grant licenses to, any modifications or derivative works we create based upon the open source software. Our established internal review and approval processes may not mitigate these risks, and we cannot be sure that all open source software is submitted for approval prior to use in our products. Our inability to mitigate the risks associated with the usage of open source software may harm our business.
Our intellectual property rights are valuable, and any inability to protect them could reduce the value of our products, services and brand.
Our patents, trademarks, trade secrets, copyrights, domain names and other intellectual property rights are important assets for us. We aggressively protect our intellectual property rights by relying on federal, state and common law rights in the U.S. and internationally, as well as a variety of administrative procedures and contractual restrictions. However, the efforts that we take to protect our proprietary rights, including through litigation, monitoring, and enforcement programs, may not always be sufficient or effective. We often observe unauthorized copies of our software being sold through online marketplaces, and despite our effort to implement technical countermeasures, we expect piracy to continue to remain a persistent problem that results in lost revenue and increased expenses. In addition, there is uncertainty about the validity and enforceability of intellectual property rights that may result from our use of GenAI. Protecting our intellectual property rights is costly and time consuming and may not be successful in every location. Any significant impairment of our intellectual property rights could harm our business, our brand, and our ability to compete.
Our business depends on our strong reputation and the value of our brands.
Developing and maintaining awareness of our brands and platform strategy is critical to achieving widespread acceptance of our existing and future products and services and is an important element in attracting new customers and expanding our business with existing customers. Adverse publicity (whether or not justified) relating to events, activities, or views attributed to us, members of our workforce or Board of Directors, agents, third parties we rely on, or our users, may tarnish our reputation and reduce the value of our brands. Perceived social harm or unfairness of outcomes relating to the use of new and evolving technologies such as AI in our offerings, may result in reputational harm and liability, and may cause us to incur additional research and development costs to resolve such issues. Our brand value also depends on our ability to provide secure and trustworthy products and services, as well as our ability to protect and use our customers’ data in a manner that meets their expectations. In addition, a security incident that results in unauthorized disclosure of our customers’ sensitive data could cause material reputational harm. Damage to our reputation and loss of brand equity may reduce demand for our products or

16	Intuit Fiscal 2025 Form 10-K

services and thus have an adverse effect on our future financial results, as well as require additional resources to rebuild our reputation and restore the value of the brands and could also reduce our stock price.
Our efforts related to environment, social, and governance matters expose us to risks that could adversely affect our reputation and performance.
Environmental, social and governance matters continue to be an area of focus for shareholders, regulators, customers, employees, and other stakeholders. Our efforts and reporting on these matters expose us to risks that could adversely affect our reputation, operations, and performance. This could happen if we fail, or are perceived to fail, to meet evolving stakeholder expectations or varying state or federal regulatory requirements, or to uphold or achieve our public commitments. Standards and best practices for tracking and reporting these matters continue to evolve and we may not be able to implement new and changing standards and best practices in ways that meet the varied expectations of all of our stakeholders. Any of the foregoing may also expose us to increased scrutiny from stakeholders and negatively impact demand for our products, our ability to attract and retain talent or our relationships with customers, suppliers or other stakeholders.
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

Intuit Fiscal 2025 Form 10-K	17

In addition, any acquisition or divestiture that we announce may not be completed if closing conditions are not satisfied. Evolving regulatory expectations and changes in the political environment may make it more challenging to obtain any required regulatory approval. Because acquisitions and divestitures are inherently risky, our transactions may not be successful and may, in some cases, harm our operating results or financial condition. In particular, if we are unable to successfully operate together with any company that we acquire to achieve shared growth opportunities or combine reporting or other processes within the expected time frame or at all, there may be a material and adverse effect on the benefits that we expect to achieve as a result of the acquisition, and we could experience additional costs or loss of revenue. Moreover, adverse changes in market conditions and other factors, including those listed above, may cause an acquisition to be dilutive to Intuit’s operating earnings per share for a period of time. Any dilution of our non-GAAP diluted earnings per share could cause the price of shares of Intuit Common Stock to decline or grow at a reduced rate.
OPERATIONAL RISKS
Security incidents, improper access to or disclosure of our data or customers’ data, or other cyberattacks on our systems could harm our reputation, business, and financial condition.
We host, collect, use and retain large amounts of sensitive and personal customer and workforce data, including credit card information, tax return information, bank account numbers, credit report information, login credentials and passwords, personal and business financial data, transaction records, social security numbers and payroll information, as well as our confidential, nonpublic business information. The significant resources we expend to implement security protections designed to shield this data against potential theft and security incidents cannot provide absolute security.
Our technologies, systems, and networks have been subject to, and are increasingly likely to continue to be the target of, cyberattacks, computer viruses, ransomware or other malware, worms, social engineering, malicious software programs, insider threats, denial-of-service attacks and other cybersecurity threats that have in the past, and could in the future, result in the unauthorized release, gathering, monitoring, use, loss or destruction of sensitive and personal data of our customers and our workforce, or Intuit's sensitive business data or cause temporary or sustained unavailability of our data, software, and systems. Cybersecurity incidents can be caused by malicious third parties, acting alone or in groups, or more sophisticated organizations, including nation-states or state-sponsored organizations, and the risks could be elevated in connection with significant armed conflicts, acts of war or terrorism. Customers who fail to update their systems, continue to run software that we no longer support, fail to install security patches on a timely basis or inadequately use security controls create vulnerabilities and make it more difficult for us to detect and prevent these kinds of attacks. Further, we are increasingly incorporating open source software into our products, and there may be vulnerabilities in open source software that make it susceptible to cyberattacks. In addition, techniques used to obtain unauthorized access to sensitive information change frequently and, as technologies like AI develop rapidly, malicious third parties are using these technologies to create new sophisticated attack methods that are increasingly automated, targeted and coordinated and more difficult to defend against. We have been and may in the future be a more frequent target of cyberattacks because cyber-criminals tend to focus their efforts on well-known offerings that are popular among customers and hold sensitive personal or financial information.
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
Criminals may also use stolen identity information obtained outside of our systems to gain unauthorized access to our customers’ data. We have experienced such instances in the past and as the broader accessibility of stolen identity information increases, we may experience further instances of unauthorized access to our systems through the use of stolen identity information of our customers or our workforce in the future. Further, our customers may choose to use the same login credentials across multiple products and services unrelated to our products. Such customers’ login credentials may be stolen from products offered by third-party service providers unrelated to us and the stolen identity information may be used by a malicious third party to access our products, which could result in disclosure of confidential information. In addition, our hybrid workplace model, where our workforce spends a portion of their time working away from our offices, increases the potential for attacks and adds operational complexity that exacerbates our security-related risks.
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

18	Intuit Fiscal 2025 Form 10-K

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
Additionally, our use of Credit Karma member data is subject to an order issued in 2014 by the Federal Trade Commission (FTC) that, among other things, requires maintenance of a comprehensive security program relating to the development and management of new and existing products and services and biennial independent security assessments for 20 years from the date of the order. Our failure to fulfill the requirements of the FTC’s order could result in fines, penalties, enforcement inquiries, investigations and claims, and negatively impact our business and reputation.
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
It is possible that malicious third parties may misrepresent their intended use of data or may circumvent our controls, resulting in accidental or intentional disclosure or misuse of our customer or workforce data, despite our efforts to conduct background checks of our workforce, conduct reviews of partners, developers, and vendors and use commercially available technologies to limit access to systems and data. Further, while we conduct due diligence on the security and business controls of our third-party partners, we may not have the ability to effectively monitor or oversee the implementation of these control measures. Malicious third parties may be able to circumvent these security and business controls or exploit vulnerabilities that may exist in these controls, resulting in the disclosure or misuse of sensitive business and personal customer or workforce information and data. In addition, malicious actors may attempt to use the information technology supply chain to compromise our systems by, for example, introducing malware through software updates. This risk is exacerbated with the advancement of technologies like AI, which malicious third parties are using to create new, sophisticated and more frequent attacks on our third-party partners.
A security incident involving third parties we rely on may have serious negative consequences for our businesses, including disclosure of sensitive customer or workforce data, or confidential or competitively sensitive information regarding our business, including intellectual property and other proprietary data; make our products more vulnerable to fraudulent activity; cause temporary or sustained unavailability of our software and systems; result in possible litigation, fines, penalties and damages; result in loss of customer confidence; cause material harm to our reputation and brands; lead to further regulation and oversight by federal or state agencies; result in an adverse financial condition; and result in a reduced stock price.
Concerns about the broader cybersecurity environment could deter current and potential customers from adopting our products and services and damage our reputation.
The continued occurrence of cybersecurity incidents affecting governments, businesses, and consumers in general indicates that we operate in an external environment where cybersecurity incidents are increasingly more common and frequent. If the global cybersecurity environment worsens, and there are increased instances of security breaches of third-party offerings where consumers’ data and sensitive information is compromised, consumers may be less willing to use online offerings, particularly offerings like ours in which customers often share sensitive financial data. Additionally, political uncertainty and military actions may subject us and our service providers to heightened risks of security incidents. In addition, the increased availability of data obtained as a result of cybersecurity incidents affecting third-party offerings could make our own products more vulnerable to fraudulent activity. Even if our products are not affected directly by such incidents, any such incident could damage our reputation and deter current and potential customers from adopting our products and services or lead customers to cease using online and connected software products to transact financial business altogether.
If we are unable to effectively combat the increasing amount and sophistication of fraudulent activities by malicious third parties, we may suffer losses, which may be substantial, and lose the confidence of our customers and government agencies and our revenues and earnings may be harmed.
Many of the industries in which we operate have been experiencing an increasing amount of fraudulent activities by malicious third parties, and those fraudulent activities are becoming increasingly sophisticated, including through the use of AI. We have been and may from time to time become targeted by such malicious third parties engaging in fraudulent activities. Any such fraudulent activities may adversely impact our business, and the risk is heightened when our workforce is working away from our offices under our hybrid work model. In addition to any losses that may result from such fraud, which may be substantial, a loss of confidence by our customers or by governmental agencies in our ability to prevent fraudulent activity may seriously harm our business and damage our brand. If we cannot adequately combat such fraudulent activity, governmental authorities may refuse to allow us to continue to offer the affected services, or these services may otherwise be adversely impacted, which could include federal or state tax authorities refusing to allow us to process our customers’ tax returns electronically, resulting

Intuit Fiscal 2025 Form 10-K	19

in a significant adverse impact on our business, earnings, and revenue. As fraudulent activities become more pervasive and increasingly sophisticated, our fraud detection and prevention measures, and the teams that create and maintain them, must become correspondingly more sophisticated to combat them across the various industries in which we operate. Accordingly, we have implemented and may continue to implement risk control mechanisms that could make it more difficult for legitimate customers to obtain and use our products. These control mechanisms could result in lost revenue and negatively impact our earnings.
If we fail to process transactions effectively or fail to adequately protect against disputed or potential fraudulent activities, our business may be harmed.
Our operations process a significant volume and dollar value of transactions on a daily basis, especially in our money and personal financial management businesses. It is possible that we may make errors or that funds may be misappropriated due to fraud despite our efforts to ensure that effective processing systems and controls are in place to handle transactions appropriately. The likelihood of any such error or misappropriation is magnified as we increase the volume and speed of the transactions we process. If we are unable to effectively manage our systems and processes, or if there is an error in our products, we may be unable to process customer data in an accurate, reliable and timely manner, which may harm our reputation, the willingness of customers to use our products, and our financial results. In our payments processing service business, if a disputed transaction between a merchant and its customer is not resolved in favor of the merchant, we may be required to pay those amounts to the payment or credit card network and these payments may exceed the amount of the customer reserves established to make such payments.
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
Failure of our systems or those of our third-party service providers may result in interruptions in our service and loss of data or processing capabilities, all of which may cause a loss in customers, refunds of product fees, material harm to our reputation and operating results.
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
We rely on internal systems and external systems maintained by manufacturers, distributors, and other service providers to take and fulfill customer orders, handle customer service requests and host certain online activities. Any interruption or failure of our internal or external systems may prevent us or our service providers from accepting and fulfilling customer orders or cause company and customer data to be unintentionally disclosed. Our continuing efforts to upgrade and expand our network security and other information systems as well as our high-availability capabilities are costly, and problems with the design or implementation of system enhancements may harm our business and our results of operations.
Our business operations, information technology and communications systems are vulnerable to damage or interruption from natural disasters, effects of climate change, human error, malicious attacks, fire, power loss, telecommunications failures, computer viruses and malware, computer denial of service attacks, terrorist attacks, public health emergencies and other events beyond our control. For example, we operate under a hybrid workplace model where our workforce spends a portion of their time working in our offices and a portion of their time working away from our offices. This model has introduced risks of disruptions to our operations, which may impair our ability to perform critical functions or could make it considerably more difficult to develop, enhance and support our products and services.
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

20	Intuit Fiscal 2025 Form 10-K

We regularly invest resources to update and improve our internal information technology systems and software platforms. Should our investments not succeed, or if delays or other issues with new or existing internal technology systems and software platforms disrupt our operations, our business could be harmed.
We rely on our network infrastructure, data hosting, public cloud, and software-as-a-service providers, and internal technology systems for many of our development, marketing, operational, support, sales, accounting, and financial reporting activities. We are continually investing resources to update and improve these systems and environments in order to meet existing needs, as well as the growing and changing requirements of our business and customers. If we experience prolonged delays or unforeseen difficulties in updating and upgrading our systems and architecture, we may experience outages, defects or other performance problems, and may not be able to deliver certain offerings or develop new offerings and enhancements that we need to remain competitive. Such improvements and upgrades are often complex, costly, and time consuming. In addition, such improvements can be challenging to integrate with our existing technology systems, or may uncover problems with our existing technology systems. Unsuccessful implementation of hardware or software updates and improvements could result in outages, disruption in our business operations, loss of revenue, or damage to our reputation.
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
In particular, we have relationships with banks, credit unions and other financial institutions that support certain critical services we offer to our customers. If macroeconomic conditions or other factors cause any of these institutions to fail, consolidate, stop providing certain services, impose new or higher costs for certain services, or institute cost-cutting efforts, or give rise to speculation relating to such events, it may be more difficult to offer, if at all, those services to our customers, in which case our business and financial results may suffer. For example, if one of the counterparty financial institutions with whom we have significant deposits were to become insolvent, placed into receivership, or file for bankruptcy, our ability to recover our assets from such counterparty may be limited, which could negatively impact our results of operations and financial condition.
Additionally, the business operations of our third-party partners and the third-party partners who support them have been and could continue to be disrupted, including as a result of major technical outages, uncertain macroeconomic conditions, such as trade wars, and global health crises, such as pandemics and endemics. If our third-party partners are unable to help us operate our business or prevent us from delivering critical services to our customers or accepting and fulfilling customer orders, our business and financial results may be negatively impacted. The failure of third parties to provide acceptable and high quality products, services and technologies or to update their products, services and technologies may result in a disruption to our business operations and our customers, which may reduce our revenues and profits, cause us to lose customers and damage our reputation. Alternative arrangements and services may not be available to us on commercially reasonable terms or at all, or we may experience business interruptions upon a transition to an alternative partner.
As we cannot control the day-to-day practices of our suppliers and business partners, we cannot ensure their compliance with the law and our policies regarding workplace and employment practices, data use and security, environmental compliance, intellectual property licensing, and other applicable regulatory and compliance requirements. Any violation of laws or implementation of practices regarded as unethical could result in supply chain disruptions, canceled orders, terminations of or damage to key relationships, and damage to our reputation.
We increasingly utilize the distribution platforms of third parties like Apple’s App Store and Google’s Play Store for the distribution of certain of our offerings, benefiting from the strong brand recognition and large user base of these distribution platforms to attract new customers. However, the platform owners have wide discretion to change the pricing structure, terms of service and other policies with respect to us and other developers. Any adverse changes by these third parties could adversely affect our financial results.
Competition for our key employees is intense and we may not be able to attract, retain and develop the highly skilled employees we need to support our strategic objectives.
Much of our future success depends on the continued service and availability of skilled employees, including members of our executive team and individuals in technical and other key positions. Experienced individuals with expertise in software as a

Intuit Fiscal 2025 Form 10-K	21

service, financial technology, mobile technologies, data science, AI, and cybersecurity are in high demand. We have faced and will continue to face intense competition globally to attract and retain a diverse workforce with these and other skills that are critical to our success. This is especially the case in California and India where a significant number of our employees are located. In cases where existing employees cannot be effectively developed to meet evolving business needs, our ability to attract and retain top-tier talent becomes even more important. The compensation and incentives we have available to attract, retain and motivate employees may not meet the expectations of current and prospective employees as the competition for talent intensifies. For example, our equity awards may become less effective if our stock price decreases or increases at a slower rate than our talent competitors. In addition, our ability to issue significant additional equity to attract or retain employees may be limited by the risks of dilution to our existing stockholders and the related increase in our expenses. We may experience higher compensation costs to retain and recruit senior management and highly-skilled employees that may not be offset by improved productivity or revenue. Other factors may make it more challenging for us to continue to successfully attract, retain and develop key employees.
Uncertainty in the development, deployment, and use of artificial intelligence in our platform and products and by our customers may result in harm to our business and reputation.
We continue to build and invest in systems and tools that incorporate AI technologies, including GenAI for customers, experts, and our workforce. We also use third parties to support this work. As with many innovations, AI presents risks, uncertainties, and challenges that could adversely impact our business. The development, adoption, and use for GenAI technologies are still in their early stages, and ineffective or inadequate AI development or deployment practices by Intuit or third-party developers or vendors could result in unintended consequences. For example, AI algorithms that we use may be flawed or may be based on datasets that are biased or insufficient. In addition, any latency, disruption, or failure in our AI systems or infrastructure could result in delays or errors in our offerings. Developing, testing, and deploying resource-intensive AI systems may require additional investment and increase our costs. There also may be real or perceived social harm, unfairness, or other outcomes that undermine public confidence in the use and deployment of AI. In addition, third parties may deploy AI technologies in a manner that reduces customer demand for our products and services. Any of the foregoing may result in decreased demand for our products or harm to our business, results of operations or reputation.
The legal and regulatory landscape surrounding AI technologies is rapidly evolving and uncertain including in the areas of intellectual property, cybersecurity, and privacy and data protection. In addition, there is uncertainty around the validity and enforceability of intellectual property rights related to our use, development, and deployment of AI. Compliance with new or changing laws, regulations, or industry standards relating to AI may impose significant operational costs and may limit our ability to develop, deploy, or use AI technologies. Failure to appropriately respond to this evolving landscape may result in legal liability, regulatory action, or brand and reputational harm.
If we experience significant product accuracy or quality problems or delays in product launches, it may harm our revenue, earnings and reputation.
Our customers rely on the accuracy of our offerings. All of our tax products and many of our non-tax products have rigid development timetables that increase the risk of errors in our products and the risk of launch delays. Our tax preparation software product development cycle is particularly challenging due to the need to incorporate unpredictable, ambiguous, and potentially late tax law and tax form changes each year and because our customers expect high levels of accuracy and a timely launch of these products to prepare and file their taxes by the tax filing deadline. Due to the complexity of our products and the condensed development cycles under which we operate, our products have in the past, and may contain in the future unexpected errors that could interfere with the operation of the software or result in incorrect calculations. The complexity of the tax laws on which our products are based may also make it difficult for us to consistently deliver offerings that contain the features, functionality and level of accuracy that our customers expect. When we encounter problems, we may be required to modify our code, work with state tax administrators to communicate with affected customers, assist customers with amendments, distribute patches to customers who have already purchased the product and recall or repackage existing product inventory in our distribution channels. If we encounter development challenges or discover errors in our products either late in our development cycle or after release, it may cause us to delay our product launch date or suspend product availability until such issues can be fixed. Any major defects, launch delays or product suspensions may lead to loss of customers and revenue, negative publicity, customer and employee dissatisfaction, reduced retailer shelf space and promotions, and increased operating expenses, such as inventory replacement costs, legal fees or other payments, including those resulting from our accuracy guarantee in our tax preparation products. For example, an error in our tax products could cause a compliance error for taxpayers, including the over or underpayment of their federal or state tax liability. While our accuracy guarantee commits us to reimburse penalties and interest paid by customers due solely to calculation errors in our tax preparation products, such errors may result in additional burdens on third parties that we may need to address or that may cause us to suspend the availability of our products until such errors are addressed. This could also affect our reputation, the willingness of customers to use our products, and our financial results. Further, as we develop our platform to connect people to experts, such as connecting TurboTax customers with tax experts through our TurboTax Live offering, or connecting QuickBooks customers with bookkeepers through our QuickBooks Live offering, we face the risk that these experts may provide advice that is erroneous, ineffective or otherwise unsuitable. Any such deficiency in the advice given by these experts may cause harm to our customers, a loss of customer confidence in our offerings or harm to our reputation or financial results. Moreover, as we continue to incorporate emerging technologies, like AI, into our offerings, they may not function as designed

22	Intuit Fiscal 2025 Form 10-K

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
•geopolitical events and dynamics, including natural disasters or severe weather events (including those caused or exacerbated by climate change), acts of war and terrorism (including any conflicts in the Middle East) and any related military, political or economic responses, and public health emergencies, including divergent governmental responses thereto affecting the jurisdictions in which we operate or maintain a workforce or facilities;
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
•changes in trade policies and regulations, including the threat or imposition of protective trade measures, such as tariffs or other trade restrictions, as well as any retaliatory actions;
•political or social unrest, economic instability, repression, or human rights issues; and
•risks related to other government regulation or required compliance with local laws.
Violations of the rapidly evolving and complex foreign and U.S. laws and regulations that apply to our international operations may result in fines, criminal actions or sanctions against us, our officers or our broader workforce, prohibitions on the conduct of our business and damage to our reputation. Our policies and procedures designed to promote compliance with these laws cannot ensure that our workforce, contractors and agents are in compliance with our policies. These risks inherent in our international operations and expansion increase our costs of doing business internationally and may result in harm to our business, operating results, and financial condition.
Climate change may have an impact on our business.
Our environmental programs and efforts to partner with organizations that are also focused on mitigating their own climate-related risks may not be sufficient to mitigate the business risks associated with climate change. Additionally, we recognize that there are inherent climate-related risks wherever business is conducted. Any of our primary workplace locations may be vulnerable to the adverse effects of climate change. For example, our offices globally have historically experienced, and are projected to continue to experience, climate-related events at an increasing frequency, including drought, water scarcity, heat waves, cold waves, extreme wind, wildfires and resultant air quality impacts and power shutoffs associated with wildfire prevention. Furthermore, it is more difficult to mitigate the impact of these events on our employees to the extent they work away from our offices. Changing market dynamics, global policy developments and the increasing frequency and impact of extreme weather events on critical infrastructure in the U.S. and elsewhere have the potential to disrupt our business, the business of our third-party suppliers and the business of our customers, and may cause us to experience higher attrition, losses and additional costs to maintain or resume operations. We also expect to face increasing regulatory requirements and regulatory scrutiny related to climate matters, resulting in higher associated compliance costs.

Intuit Fiscal 2025 Form 10-K	23

LEGAL AND COMPLIANCE RISKS
Increasing and changing regulation of our businesses may adversely affect our ability to operate or harm our operating results.
We are subject to an increasing number of local, state, federal, and international laws, regulations, and rules and standards. These relate to, without limitation, labor, advertising and marketing, tax, financial services, AI, data privacy and security, electronic funds transfer, money transmission, lending, digital content, consumer protection, real estate, billing, e-commerce, promotions, quality of services, intellectual property ownership and infringement, import and export requirements, anti-bribery and anti-corruption, insurance, foreign exchange controls and cash repatriation restrictions, antitrust and competition, environmental, health and safety, and other regulated activities.
The legal and regulatory environment in which we operate is complex, varies across jurisdictions and is subject to frequent change and evolving interpretations. New or amended laws, regulations, executive orders, directives, policies, and enforcement priorities may also be introduced. These dynamics affect our business. As we expand our offerings and evolve our business models, we have, and may in the future, become subject to additional regulatory requirements and heightened regulatory scrutiny. Our ability to adopt emerging technologies, including AI, and to innovate for our customers and operate our business may be harmed by the uncertainty and complexity created by the evolving legal and regulatory environment. For example, in February 2025, the European Union's Artificial Intelligence Act (AI Act) went into force regulating AI systems that affect individuals located in the EU. Additionally, countries and states are applying their data and consumer protection laws to AI and/or enacting or considering legal frameworks on AI, including Utah, Colorado, and California. Compliance with these laws, and similar emerging laws, may add significant costs to our business and may require us to change certain business practices to comply. In addition, some of our offerings, such as our lending and payments products, require licenses to operate. Our inability to obtain or maintain a license, or to comply with current or new license requirements, may materially harm our ability to operate in specific jurisdictions or subject us to regulatory fines or penalties.
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
Any perceived or actual failure to comply with applicable laws, regulations, and rules, including new interpretations of existing laws, regulations, and rules, could negatively impact our reputation, expose us to legal liability, fines, penalties, or require us to change our offerings or business operations. In addition, evolving laws, regulations, and rules may require us to modify our business practices or compliance programs in order to continue operating our businesses. Regulatory or legislative changes and other actions that materially affect our business may be announced with little or no advance notice, and we may be unable to respond quickly. As a result, we may face increased operating costs, reduced revenue opportunities, and may be unable to mitigate some or all of the adverse impacts those changes may cause. Any of the foregoing may adversely affect our ability to operate and may harm our results of operations.
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
In our efforts to meet the various data privacy regulations that apply to us, we have made and continue to make certain changes to our offerings, business practices, and use of certain third party tools and vendors. Additionally, customer sensitivity to privacy continues to increase and our privacy statements and practices may create additional customer expectations about the collection, use, and sharing of personal information.
In addition, the evolution of global privacy treaties and frameworks has created compliance uncertainty and increased complexity. For example, the judicial invalidation of the EU-U.S. Privacy Shield and Safe Harbor frameworks that we relied on to transfer data created additional compliance challenges for the transfer of EU personal data to the U.S. While a new EU-U.S. Data Privacy Framework currently provides a basis for us to transfer personal data from the European Union the U.S., the future of this framework is uncertain because it faces legal challenges in the European courts.

24	Intuit Fiscal 2025 Form 10-K

Each of these privacy, security and data protection requirements could impose significant limitations on us, require changes to our business practices, require notification to customers, workers, and others of a security incident, restrict our use or storage of personal information, limit our use of third-party tools and vendors, or cause changes in customer purchasing behavior that may make our business more costly, less efficient or impossible to conduct, and may require us to modify our current or future products or services, which may make customers less likely to purchase our products and may harm our future financial results. Additionally, any actual or alleged noncompliance with these laws and regulations, or failure to meet customer expectations could result in negative publicity or harm to our reputation and subject us to investigations, claims or other remedies, including demands that we modify or cease existing business practices, and expose us to significant fines, penalties and other damages. We have incurred, and may continue to incur, significant expenses to comply with existing privacy and security standards and protocols imposed by law, regulation, industry standards or contractual obligations.
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
The laws relating to the liability of online services companies for information such as online content disseminated through their services are subject to frequent challenges, and there has been an increasing demand for repealing or limiting the protections afforded by these laws through either judicial decision or legislation. In spite of settled law in the U.S., claims are made against online services companies by parties who disagree with the content. Where our online content is accessed on the internet outside of the U.S., challenges may be brought under foreign laws which do not provide the same protections for online services companies as in the U.S. These challenges in either U.S. or foreign jurisdictions may require altering or limiting some of our services or may require additional contractual terms to avoid liabilities for our customers’ misconduct and may further give rise to legal claims alleging defamation, libel, invasion of privacy, negligence, copyright or trademark infringement, or other theories based on the nature and content of the materials disseminated through the services. Certain of our services include content generated by users of our online services. Claims of intellectual property infringement, defamation or other injury may be made against us for that content, even if that content is not generated by us. Any claims, meritorious or not, may lead to business disruption and costs incurred as a result of this potential liability, which may harm our business.
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
Our financial results from our tax offerings may also fluctuate from quarter to quarter and year to year due to a variety of other factors, some of which may affect the timing of revenue recognition. These include the timing of the availability of federal and state tax forms from taxing agencies and the ability of those agencies to receive or process electronic tax return submissions or

Intuit Fiscal 2025 Form 10-K	25

issue refunds; changes to our offerings that result in the inclusion or exclusion of ongoing services; changes in product pricing strategies or product sales mix; changes in customer behavior; and the timing of our discontinuation of support for older product offerings. Other factors, including unanticipated changes to the tax code or the administration of government programs and payments by tax authorities, may cause variations from year to year in the number of tax filers. Any of the foregoing could negatively impact the number of tax returns we prepare and file and the operating results of our tax business. Other factors that may affect our quarterly or annual financial results include the timing of acquisitions, divestitures, and goodwill and acquired intangible asset impairment charges. Any fluctuations in our operating results may adversely affect our stock price.
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
Adverse macroeconomic conditions, and perceptions or expectations about current or future conditions, such as volatility or distress in the financial markets, recession or inflationary pressures, slowing growth, rising interest rates, rising unemployment, rising consumer debt levels, reduced consumer confidence or economic activity, government fiscal and tax policies, U.S. and international trade relationships, government shutdowns and austerity programs could negatively affect our business and financial condition. These macroeconomic conditions or global events, such as political instability, sanctions, and war, have caused, and could, in the future, cause disruptions and volatility in global financial markets, increased rates of default and bankruptcy, decreases in consumer and small business spending and other unforeseen consequences. It is difficult to predict the impact of such events on our partners, customers, members, or economic markets more broadly, which have been and will continue to be highly dependent upon the actions of governments and businesses in response to macroeconomic events, and the effectiveness of those actions. Additionally, adverse developments that affect financial institutions, such as bank failures, or concerns or speculation about similar events or risks, could lead to liquidity challenges and further instability in the financial markets, which may in turn cause third parties, including customers, to become unable to meet their obligations under various types of financial arrangements. Moreover, because the majority of our revenue is derived from sales within the U.S., economic conditions in the U.S. have an even greater impact on us than companies with a more diverse international presence. Macroeconomic conditions, and perceptions or expectations about current or future conditions, could cause potential new customers not to purchase or to delay purchasing our offerings, and could cause our existing customers to discontinue purchasing or delay upgrades of our existing offerings. Some financial institutions and other partners have in the past decreased or suspended their activity on Credit Karma’s platform and could do so in the future. In addition, increased interest rates may make offers from Credit Karma’s partners less attractive to Credit Karma's members. Members may decrease their engagement on the platform or their creditworthiness could be negatively impacted, reducing members' ability to qualify for credit cards and loans. Decreased consumer spending levels could also reduce payment processing volumes, causing reductions in our payments revenue. High unemployment and changes in the tax code and the government programs that are administered by tax authorities have caused, and could in the future cause, a significant decrease in the number of tax returns filed, which may have a significant effect on the number of tax returns we prepare and file. In addition, weakness in our end-user markets could negatively affect the cash flow of our distributors who could, in turn, delay paying their obligations to us, which could increase our credit risk exposure and cause delays in our recognition of revenue or future sales to these customers. Adverse economic conditions may also increase the costs of operating our business, including vendor, supplier and workforce expenses. Additionally, any inability to access the capital markets when needed due to volatility or illiquidity in the markets or increased regulatory liquidity and capital requirements may strain our liquidity positions. Such conditions may also

26	Intuit Fiscal 2025 Form 10-K

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
We have indebtedness outstanding and may incur additional short-term and long-term debt in the future. This debt may adversely affect our financial condition and future financial results by, among other things:
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
In addition, changes by any rating agency to our credit rating may negatively impact the value and liquidity of both our debt and equity securities. If our credit ratings are downgraded or other negative action is taken, the interest rate payable by us under our unsecured revolving credit facility may increase. In addition, adverse economic conditions or any downgrades in our credit ratings may affect our ability to obtain additional financing in the future and may negatively impact the terms of any such financing. There can be no assurance that any refinancing or additional financing would be available on terms that are favorable or acceptable to us, if at all. For further information about our indebtedness, see Note 7 to the consolidated financial statements in Item 8 of this Annual Report.

Intuit Fiscal 2025 Form 10-K	27

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

28	Intuit Fiscal 2025 Form 10-K

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
Our information security program includes:
•Having designated information security personnel, led by our Chief Information Security and Fraud Prevention Officer (CISO), who has decades of relevant experience and also serves as Chief Information Officer. The CISO is supported primarily by our Cybersecurity, Compliance, Risk, and Fraud Team (CyberCRAFT), which consists of approximately 500 professionals as of July 31, 2025. In addition to bringing their current expertise to their roles, CyberCRAFT professionals have the ability to participate in our specialized training and development programs to further enhance their cybersecurity skill sets and cross-train on related capabilities. The CISO works closely with the Company’s internal legal team to oversee compliance with legal, regulatory and contractual security requirements;
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

Intuit Fiscal 2025 Form 10-K	29

future. Additional information on the cybersecurity risks is discussed in “Risk Factors” in Item 1A of Part I of this Annual Report, including without limitation the risk that “Security incidents, improper access to or disclosure of our data or customers’ data, or other cyberattacks on our systems could harm our reputation, business, and financial condition.”

GOVERNANCE
Management is responsible for the day-to-day administration of Intuit’s cybersecurity policies, processes, practices, and risk management. The Audit and Risk Committee of our Board of Directors provides primary oversight of cybersecurity risks and the Company’s efforts to mitigate those risks.
MANAGEMENT OVERSIGHT
As part of management oversight, our Chief Executive Officer (CEO) receives monthly updates from the CISO and representatives from CyberCRAFT. These updates provide a recurring overview of cybersecurity trends and status updates (e.g., security events, fraud detection, IT roadmap progress, follow-up from prior assessments, security awareness exercise results), as well as a more focused analysis on select cybersecurity topics for the month. Examples of prior topics include: recent cybersecurity legislation, cybersecurity incidents affecting external entities, and trends in cybersecurity controls and adoption. As part of our incident response processes, incidents are classified based on the incident’s characteristics. For certain risk-based classifications of incidents, the CEO and other members of the executive leadership team are also informed and contribute as part of our incident response processes.
BOARD OVERSIGHT
Our full Board of Directors provides ultimate oversight for the cybersecurity program, in addition to other significant risks of Intuit. The Board of Directors has delegated primary oversight of cybersecurity risks to the Audit and Risk Committee. On a quarterly basis, the CISO and CyberCRAFT specialists provide the Audit and Risk Committee with updates, metrics, and trends, such as the status of prior security events, existing and emerging threat landscapes, the results of audits or assessments, fraud prevention efforts, vulnerability detection and disclosure changes, and the status of projects to strengthen our security systems and improve incident readiness, and how these may affect broader enterprise risk management. Under our incident response processes’ risk-based escalation protocols, the CISO, or other management, escalates certain incidents to the chair of the Audit and Risk Committee, who may then involve the broader committee or the full Board of Directors, as appropriate.

ITEM 2 - PROPERTIES
Our principal locations, their purposes, and the expiration dates for the leases on facilities at those locations as of July 31, 2025, are shown in the table below. We have renewal options on many of our leases.

Location	Purpose	Approximate Square Feet	Principal Lease Expiration Dates

Mountain View, California	Corporate headquarters and principal offices for Global Business Solutions segment	364,000	Owned
Mountain View, California	Corporate headquarters and principal offices for Global Business Solutions segment	359,000	2026 - 2034
Bangalore, India	Principal offices for Intuit India	478,000	2026 - 2029
San Diego, California	Principal offices for Consumer segment	466,000	Owned
Oakland, California	Principal offices for Credit Karma segment	167,000	2031
Plano, Texas	Principal offices for ProTax segment	166,000	2026
We also lease or own facilities in a number of domestic locations and lease facilities internationally in Canada, Israel, the United Kingdom, Australia, and other locations. We believe our facilities are suitable and adequate for our current and near-term needs, and that we will be able to locate additional facilities as needed. See Note 9 to the consolidated financial statements in Item 8 of this Annual Report for more information about our lease commitments.

ITEM 3 - LEGAL PROCEEDINGS
See Note 13 to the consolidated financial statements in Item 8 of this Annual Report for a description of legal proceedings.

ITEM 4 - MINE SAFETY DISCLOSURES
None.

30	Intuit Fiscal 2025 Form 10-K

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information for Common Stock
Intuit’s common stock is quoted on the Nasdaq Global Select Market under the symbol “INTU.”
Stockholders
As of August 26, 2025, we had 450 record holders and approximately 2,222,000 beneficial holders of our common stock.
Dividends
We declared cash dividends that totaled $4.16 per share of outstanding common stock, or $1.2 billion, during fiscal 2025 and $3.60 per share of outstanding common stock, or $1.0 billion, during fiscal 2024. In August 2025, our Board of Directors declared a quarterly cash dividend of $1.20 per share of outstanding common stock payable on October 17, 2025 to stockholders of record at the close of business on October 9, 2025. We currently expect to continue to pay comparable cash dividends on a quarterly basis in the future; however, future declarations of dividends and the establishment of future record dates and payment dates are subject to the final determination of our Board of Directors.
Recent Sales of Unregistered Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Stock repurchase activity during the three months ended July 31, 2025 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans

May 1, 2025 through May 31, 2025	305,015	$670.06	305,015	$2,626,846,743
June 1, 2025 through June 30, 2025	309,978	$765.20	309,978	$2,389,651,984
July 1, 2025 through July 31, 2025	397,525	$771.54	397,525	$2,082,947,155
Total	1,012,518	$739.03	1,012,518
Note: On August 20, 2024, our Board of Directors approved an increase in the authorization under the existing stock repurchase program under which we are authorized to repurchase up to an additional $3 billion of our common stock. All of the shares repurchased during the three months ended July 31, 2025 were purchased under this plan. At July 31, 2025, we had authorization from our Board of Directors for up to $2.1 billion in stock repurchases. On August 19, 2025, our Board of Directors approved an increase in the authorization under the existing stock repurchase program under which we are authorized to repurchase up to an additional $3.2 billion of our common stock.

Intuit Fiscal 2025 Form 10-K	31

Company Stock Price Performance
The graph below compares the cumulative total stockholder return on Intuit common stock for the last five full fiscal years with the cumulative total returns on the S&P 500 Index and the Morgan Stanley Technology Index for the same period. The graph assumes that $100 was invested in Intuit common stock and in each of the other indices on July 31, 2020, and that all dividends were reinvested. The comparisons in the graph below are based on historical data – with Intuit common stock prices based on the closing price on the dates indicated – and are not intended to forecast the possible future performance of Intuit’s common stock.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Intuit Inc., the S&P 500 Index,
and Morgan Stanley Technology Index

$300
$250
$200
$150
$100
7/20
7/21
7/22
7/23
7/24
7/25
Intuit Inc.
S&P 500
Morgan Stanley Technology Index

Copyright© 2025 Standard and Poor’s, a division of S&P Global. All rights reserved.

	July 31, 2020	July 31, 2021	July 31, 2022	July 31, 2023	July 31, 2024	July 31, 2025
Intuit Inc.	$100.00	$174.01	$150.61	$170.19	$216.61	$264.44
S&P 500	$100.00	$136.45	$130.12	$147.05	$179.62	$208.96
Morgan Stanley Technology Index	$100.00	$138.35	$124.74	$156.71	$214.77	$268.74

ITEM 6 - [RESERVED]

32	Intuit Fiscal 2025 Form 10-K

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

• Critical Accounting Estimates: Policies and estimates that we believe are important to understanding the assumptions and judgments underlying our financial statements.

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
In July 2024, our management approved, committed to, and initiated a plan of reorganization (the Plan) focused on reallocating resources to our key growth areas. The Plan included the exit of employees and the closing of real estate sites in certain markets to support growing technology teams and capabilities in strategic locations. The actions associated with the Plan were substantially complete in the first quarter of fiscal 2025. Total restructuring costs associated with the Plan were $238 million. During the twelve months ended July 31, 2025 and 2024, we recorded charges in connection with the Plan of $15 million and $223 million, respectively. These charges are primarily related to severance and employee benefits and are recorded to restructuring in our consolidated statements of operations. See Note 15 to the consolidated financial statements in Item 8 of this Annual Report for more information.
On August 1, 2024, we renamed our Small Business & Self-Employed segment as the Global Business Solutions segment. This new name better aligns with the global reach of the Mailchimp and QuickBooks platform, our focus on serving both small and mid-market businesses, and our vision to become the all-in-one platform that customers use to grow and run their business.
On August 1, 2024, we reorganized certain technology and customer success functions in our Global Business Solutions, Consumer, and ProTax segments that support and benefit our overall platform and are managed at the corporate level rather than at the segment level. As a result of these reorganizations, costs associated with these functions are no longer included in segment operating income and are now included in other corporate expenses. For the twelve months ended July 31, 2024 and 2023, we reclassified $1.4 billion and $1.3 billion from Global Business Solutions, $573 million and $475 million from Consumer, and $33 million and $34 million from ProTax to other corporate expenses, respectively, to conform to the current presentation. See Note 14 to the consolidated financial statements in Item 8 of this Annual Report for more information.
Consistent with our vision to deliver one consumer platform, effective August 1, 2025, we combined the Consumer, Credit Karma, and ProTax businesses into a single Consumer business. We will reflect this new organization in our fiscal 2026 segment reporting.

EXECUTIVE OVERVIEW
This overview provides a high-level discussion of our operating results and some of the trends that affect our business. We believe that an understanding of these trends is important in order to understand our financial results for fiscal 2025, as well as our future prospects. This summary is not intended to be exhaustive, nor is it a substitute for the detailed discussion and analysis provided elsewhere in this Annual Report on Form 10-K.

Intuit Fiscal 2025 Form 10-K	33

Industry Trends and Seasonality
Industry Trends
AI, including GenAI, predictive AI, and agentic AI, is transforming multiple industries, in particular financial technology. Disruptive start-ups, emerging ecosystems, and mega-platforms are harnessing new technology to create personalized experiences, deliver data-driven insights, and increase speed of service. These shifts are creating a more dynamic and highly competitive environment where customer expectations are shifting around the world as more services become digitized and the array of choices continues to increase.
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
We operate in industries that are experiencing an increasing amount of fraudulent activities by malicious third parties, and those fraudulent activities are becoming increasingly sophisticated, including through the use of AI. We implement additional security measures, and we continue to work with state and federal governments to implement industry-wide security and anti-fraud measures, including sharing information regarding suspicious activity. We continue to invest in security measures and to work with the broader industry and government to protect our customers against this type of fraud.
Our operations are impacted by a rapidly-evolving regulatory environment and face increasingly heightened scrutiny. We are subject to numerous federal, state, and local, as well as foreign laws and regulations covering a broad and increasing range of subjects, both in the United States (U.S.) and internationally.
For a complete discussion of the most significant risks and uncertainties affecting our business, please see “Forward-Looking Statements” immediately preceding Part I and “Risk Factors” in Item 1A of Part I of this Annual Report.

34	Intuit Fiscal 2025 Form 10-K

Overview of Financial Results
The most important financial indicators that we use to assess our business are revenue growth for the company as a whole and for each reportable segment; operating income growth for the company as a whole; earnings per share; and cash flow from operations. We also track certain non-financial drivers of revenue growth and, when material, identify them in the applicable discussions of segment results below. Service offerings are a significant part of our business. Our total service revenue was $16.4 billion, or 87% of our total revenue in fiscal 2025, and we expect our total service revenue as a percentage of our total revenue to grow over the long term.
Key highlights for fiscal 2025 include the following:

Revenue of	Global Business Solutions revenue of	Consumer revenue of
$18.8 B	$11.1 B	$4.9 B
up 16% from fiscal 2024	up 16% from fiscal 2024	up 10% from fiscal 2024

Credit Karma revenue of	ProTax revenue of	Operating income of
$2.3 B	$621 M	$4.9 B
up 32% from fiscal 2024	up 4% from fiscal 2024	up 36% from fiscal 2024

Net income of	Diluted net income per share of	Cash flow from operations of
$3.9 B	$13.67	$6.2 B
up 31% from fiscal 2024	up 31% from fiscal 2024	up 27% from fiscal 2024

CRITICAL ACCOUNTING ESTIMATES
In preparing our consolidated financial statements in accordance with U.S. generally accepted accounting principles (GAAP), we are required to make estimates, assumptions, and judgments that can have a material impact on our net revenue, operating income or loss, and net income or loss, as well as on the value of certain assets and liabilities on our consolidated balance sheets. Actual results could differ materially from our estimates. Critical accounting estimates are those estimates that involve a significant level of estimations and uncertainty and have had, or are reasonably likely to have, a material impact on our financial condition or results of operations. We believe that the estimates, assumptions, and judgments involved in the following accounting policies have the greatest potential impact on our consolidated financial statements, so we consider these to be our critical accounting estimates:
•Revenue Recognition
•Goodwill, Acquired Intangible Assets, and Other Long-Lived Assets – Impairment Assessments
•Legal Contingencies
•Accounting for Income Taxes – Estimates of Deferred Taxes, Valuation Allowances, and Uncertain Tax Positions
Our senior management has reviewed the development and selection of these critical accounting estimates and their disclosure in this Annual Report on Form 10-K with the Audit and Risk Committee of our Board of Directors. For further information on all of our significant accounting policies, see Note 1, “Description of Business and Summary of Significant Accounting Policies” to the consolidated financial statements in Item 8 of this Annual Report.

Intuit Fiscal 2025 Form 10-K	35

Revenue Recognition
We derive our revenue primarily from the sale of online services such as tax, accounting, payroll, merchant payment processing services, delivery of qualified links, marketing automation, live expert advice, financing for small and mid-market businesses, and desktop software products, desktop software subscriptions, and financial supplies. Our contracts with customers often include promises to transfer multiple products and services, which are primarily recognized ratably over the relevant period or when the customer consumes the related service. In determining how revenue should be recognized, a five-step process is used, which requires judgment and estimates within the revenue recognition process. The primary judgments include identifying the performance obligations in the contract and determining whether the performance obligations are distinct. If any of these judgments were to change, it could cause a material increase or decrease in the amount of revenue we report in a particular period. For additional information, see “Description of Business and Summary of Significant Accounting Policies – Revenue Recognition” in Note 1 to the consolidated financial statements in Item 8 of this Annual Report.
Goodwill, Acquired Intangible Assets, and Other Long-Lived Assets – Impairment Assessments
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
As described in “Description of Business and Summary of Significant Accounting Policies – Goodwill, Acquired Intangible Assets and Other Long-Lived Assets” in Note 1 to the consolidated financial statements in Item 8 of this Annual Report, in order to estimate the fair value of goodwill, we use a weighted combination of a discounted cash flow model (known as the income approach) and comparisons to publicly traded companies engaged in similar businesses (known as the market approach). The income approach requires us to use a number of assumptions, including market factors specific to the business, the amount and timing of estimated future cash flows to be generated by the business over an extended period of time, long-term growth rates for the business, and a rate of return that considers the relative risk of achieving the cash flows and the time value of money. We evaluate cash flows at the reporting unit level. Although the assumptions we use in our discounted cash flow model are consistent with the assumptions we use to generate our internal strategic plans and forecasts, significant judgment is required to estimate the amount and timing of future cash flows from each reporting unit and the relative risk of achieving those cash flows. When using the market approach, we make judgments about the comparability of publicly traded companies engaged in similar businesses. We base our judgments on factors such as size, growth rates, profitability, risk, and return on investment. We also make judgments when adjusting market multiples of revenue, operating income, and earnings for these companies to reflect their relative similarity to our own businesses. See Note 6 to the consolidated financial statements in Item 8 of this Annual Report for a summary of goodwill by reportable segment.
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
During the fourth quarters of fiscal 2025, fiscal 2024, and fiscal 2023, we performed our annual goodwill impairment tests. Using the methodology described in “Description of Business and Summary of Significant Accounting Policies – Goodwill, Acquired Intangible Assets and Other Long-Lived Assets,” in Note 1 to the consolidated financial statements in Item 8 of this Annual Report, we determined that the estimated fair values of all of our reporting units substantially exceeded their carrying values and that they were not impaired.
Legal Contingencies
We are subject to certain legal proceedings, as well as demands, claims, and threatened litigation that arise in the normal course of our business. We review the status of each significant matter quarterly and assess our potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, we

36	Intuit Fiscal 2025 Form 10-K

record a liability and an expense for the estimated loss. If we determine that a loss is reasonably possible and the range of the loss can be reasonably determined, then we disclose the range of the possible loss. Significant judgment is required in the determination of whether a potential loss is probable, reasonably possible, or remote, as well as in the determination of whether a potential exposure is reasonably estimable. Our accruals are based on the best information available at the time. As additional information becomes available, we reassess the potential liability related to our pending claims and legal proceedings and may revise our estimates. Potential legal liabilities and the revision of estimates of potential legal liabilities could have a material impact on our financial position and results of operations. See Note 13 to the consolidated financial statements in Item 8 of this Annual Report for more information.
Accounting for Income Taxes – Estimates of Deferred Taxes, Valuation Allowances, and Uncertain Tax Positions
We estimate our income taxes based on the various jurisdictions where we conduct business. Significant judgment is required in determining our worldwide income tax provision. The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax rules and the potential for future adjustment of our uncertain tax positions by the U.S. Internal Revenue Service or other taxing jurisdictions. We estimate our current tax liability and assess temporary differences that result from differing treatments of certain items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which we show on our consolidated balance sheets. We must then assess the likelihood that our deferred tax assets will be realized. To the extent we believe that realization is not likely, we establish a valuation allowance. When we establish a valuation allowance or increase this allowance in an accounting period, we record a corresponding tax expense in our consolidated statements of operations.
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

Intuit Fiscal 2025 Form 10-K	37

RESULTS OF OPERATIONS
A discussion regarding our financial condition and results of operations for fiscal 2025 compared to fiscal 2024 is presented below. A discussion regarding our financial condition and results of operations for fiscal 2024 compared to fiscal 2023 can be found under Item 7 of Part II in our Annual Report on Form 10-K for the fiscal year ended July 31, 2024, filed with the SEC on September 4, 2024, which is available free of charge on the SEC’s website at www.sec.gov and on the Investor Relations section of our corporate website at investors.intuit.com.

Financial Overview

(Dollars in millions, except per share amounts)	Fiscal 2025	Fiscal 2024	Fiscal 2023	2025-2024 % Change	2024-2023 % Change
Total net revenue	$18,831	$16,285	$14,368	16%	13%
Operating income	4,923	3,630	3,141	36%	16%
Net income	3,869	2,963	2,384	31%	24%
Diluted net income per share	$13.67	$10.43	$8.42	31%	24%
Total net revenue increased $2.5 billion, or 16%, in fiscal 2025 compared with fiscal 2024. Global Business Solutions segment revenue increased 16% due to growth in our Online Ecosystem revenue. Credit Karma revenue increased 32% due to strength in our personal loan, credit card, and auto insurance verticals. Consumer segment revenue increased 10% due to growth in our higher-priced and additional service offerings, such as TurboTax Live and our early tax refund offerings. See “Segment Results” later in this Item 7 for more information.
Operating income increased $1.3 billion, or 36%, in fiscal 2025 compared with fiscal 2024. The increase in operating income was due to the increase in revenue described above partially offset by an increase in expenses. Expenses increased due to increases in marketing, staffing, outside services, and sales-related expenses partially offset by a decrease in restructuring expenses. See “Operating Expenses” later in this Item 7 for more information. See Note 15 to the consolidated financial statements in Item 8 of this Annual Report for more information on our restructuring charges.
Net income increased $906 million, or 31%, in fiscal 2025 compared with fiscal 2024. The increase in net income was due to the increase in operating income described above, partially offset by an increase in income tax expense. The increase in income tax expense is due to the increase in operating income described above and a decrease in excess tax benefits related to share-based compensation. Diluted net income per share increased 31% to $13.67 for fiscal 2025, in line with the increase in net income.

Segment Results
The information below is organized in accordance with our four reportable segments. All of our segments operate and sell to customers primarily in the U.S. Total international net revenue was approximately 8% of consolidated total net revenue in each of the twelve months ended July 31, 2025, 2024, and 2023.
On August 1, 2024, we renamed our Small Business & Self-Employed segment as the Global Business Solutions segment. This new name better aligns with the global reach of the Mailchimp and QuickBooks platform, our focus on serving both small and mid-market businesses, and our vision to become the all-in-one platform that customers use to grow and run their business.
On August 1, 2024, we reorganized certain technology and customer success functions in our Global Business Solutions, Consumer, and ProTax segments that support and benefit our overall platform and are managed at the corporate level rather than at the segment level. As a result of these reorganizations, costs associated with these functions are no longer included in segment operating income and are now included in other corporate expenses. For the twelve months ended July 31, 2024 and 2023, we reclassified $1.4 billion and $1.3 billion from Global Business Solutions, $573 million and $475 million from Consumer, and $33 million and $34 million from ProTax to other corporate expenses, respectively, to conform to the current presentation.
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

38	Intuit Fiscal 2025 Form 10-K

corporate costs for all segments totaled $8.7 billion in fiscal 2025, $8.0 billion in fiscal 2024, and $7.0 billion in fiscal 2023. Unallocated corporate items increased in fiscal 2025 compared with fiscal 2024 due to increases in cost of service revenue, research and development expense, and general and administrative expense, partially offset by a decrease in restructuring costs. See Note 14 to the consolidated financial statements in Item 8 of this Annual Report for reconciliations of total segment operating income to consolidated operating income for each fiscal year presented.

Intuit Fiscal 2025 Form 10-K	39

Global Business Solutions
Global Business Solutions segment revenue includes both Online Ecosystem and Desktop Ecosystem revenue.
Our Online Ecosystem includes revenue from:
•QuickBooks Online and Intuit Enterprise Suite financial and business management offerings;
•QuickBooks Live;
•Workforce solutions, including QuickBooks Online Payroll and QuickBooks Time;
•Money offerings for businesses that use online offerings, which include merchant payment processing and bill pay services, and financing for small and mid-market businesses (QuickBooks Capital);
•Mailchimp’s marketing automation offerings; and
•QuickBooks Checking.
Our Desktop Ecosystem includes revenue from:
•QuickBooks Desktop software subscriptions (QuickBooks Desktop Plus, QuickBooks Enterprise, and ProAdvisor Program memberships for the accounting professionals who serve small businesses);
•Desktop workforce solutions, including payroll products);
•Money offerings for businesses that use desktop offerings, which include merchant payment processing services and financing for small and mid-market businesses (QuickBooks Capital); and
•Financial supplies.

Segment service revenue is primarily derived from our Online Ecosystem revenue and revenue from the services, support, and when-and-if-available product upgrades and enhancements that are provided as part of our QuickBooks Desktop subscriptions; services and support for our desktop payroll offerings, and merchant payment processing services. Segment product and other revenue is primarily derived from revenue related to delivery of software licenses, version protection updates, and payroll software updates for our QuickBooks Desktop subscriptions and desktop payroll offerings, which are part of our Desktop Ecosystem.

(Dollars in millions)	Fiscal 2025	Fiscal 2024	Fiscal 2023	2025-2024 % Change	2024-2023 % Change
Service revenue	$9,325	$7,792	$6,641
Product and other revenue	1,752	1,741	1,397
Total segment revenue	$11,077	$9,533	$8,038	16%	19%
% of total revenue	59%	59%	56%

Segment operating income	$8,467	$7,157	$5,900	18%	21%
% of related revenue	76%	75%	73%

40	Intuit Fiscal 2025 Form 10-K

Revenue classified by significant service and product offerings was as follows:

(Dollars in millions)	Fiscal 2025	Fiscal 2024	Fiscal 2023	2025-2024 % Change	2024-2023 % Change
Net revenue:
QuickBooks Online Accounting	$4,120	$3,379	$2,849	22%	19%
Online Services	4,182	3,513	2,910	19%	21%
Total Online Ecosystem	8,302	6,892	5,759	20%	20%
QuickBooks Desktop Accounting	1,672	1,575	1,211	6%	30%
Desktop Services and Supplies	1,103	1,066	1,068	3%	—%
Total Desktop Ecosystem	2,775	2,641	2,279	5%	16%
Total Global Business Solutions	$11,077	$9,533	$8,038	16%	19%

Revenue for our Global Business Solutions segment increased $1.5 billion, or 16%, in fiscal 2025 compared with fiscal 2024. The increase was due to growth in Online Ecosystem revenue, which contributed to $1.4 billion of the increase for fiscal 2025.
Online Ecosystem
Online Ecosystem revenue increased $1.4 billion, or 20%, in fiscal 2025 compared with fiscal 2024. QuickBooks Online Accounting revenue increased $741 million, or 22%, in fiscal 2025 compared with fiscal 2024 due to the interrelated factors of higher effective prices, customer growth, and mix-shift. Online Services revenue increased $669 million, or 19%, in fiscal 2025 compared with fiscal 2024 due to increases in revenue from our money offerings of $379 million, our payroll offerings of $279 million, and Mailchimp of $20 million. Revenue increases were due to the interrelated factors described below. Money revenue increased $379 million due to a $242 million increase in payments revenue from payments customer growth, an increase in total payment volume per customer, and higher effective payments prices, and due to a $137 million increase from QuickBooks Capital. Online payroll revenue increased due to customer growth, mix-shift, and higher effective prices. Mailchimp revenue increased due to higher effective prices.
Online Ecosystem average revenue per customer, which we define as total online ecosystem revenue divided by the average number of online paying customers, increased 14% for fiscal 2025 compared with fiscal 2024. Online ecosystem paying customers, which we define as the sum of all QuickBooks Online customers, QuickBooks Time customers, Mailchimp paying customers, and customers who subscribe to standalone services outside of QuickBooks Online, increased 5% as of July 31, 2025 compared with July 31, 2024.
Desktop Ecosystem
Desktop Ecosystem revenue increased $134 million, or 5%, in fiscal 2025 compared with fiscal 2024. The increase was due to higher effective prices and changes we made to our QuickBooks desktop offerings beginning in early fiscal 2024 to complete the transition to a recurring subscription model, which more closely aligns our Desktop license and related product updates to our Desktop subscription billing model.
Global Business Solutions segment operating income increased $1.3 billion, or 18%, in fiscal 2025 compared with fiscal 2024 due to the increase in revenue described above, partially offset by increases in staffing expenses of $59 million, marketing expenses of $45 million, QuickBooks Capital cost of revenue of $42 million due to increased loan volume, online payments cost of revenue of $41 million due to an increase in payments volume, and sales-related expenses of $22 million.
In August 2024, we reorganized certain technology and customer success functions that support and benefit the overall platform and are managed at the corporate level rather than at the segment level. As a result, these costs are no longer included in segment operating income and are now included in other corporate expenses. For the twelve months ended July 31, 2024 and 2023, we reclassified $1.4 billion and $1.3 billion, respectively, from Global Business Solutions to other corporate expenses to conform to the current presentation.

Intuit Fiscal 2025 Form 10-K	41

Consumer

Consumer segment service revenue is derived primarily from TurboTax Online and TurboTax Live offerings, electronic tax filing services, and connected services.
Consumer segment product and other revenue is derived primarily from TurboTax desktop tax return preparation software and related form updates.

(Dollars in millions)	Fiscal 2025	Fiscal 2024	Fiscal 2023	2025-2024 % Change	2024-2023 % Change
Service revenue	$4,649	$4,214	$3,915
Product and other revenue	221	231	220
Total segment revenue	$4,870	$4,445	$4,135	10%	7%
% of total revenue	26%	27%	29%

Segment operating income	$3,786	$3,493	$3,350	8%	4%
% of related revenue	78%	79%	81%
Revenue for our Consumer segment increased $425 million, or 10%, in fiscal 2025 compared with fiscal 2024 due to growth in our higher-priced and additional service offerings, such as TurboTax Live and our early tax refund offerings.
Consumer segment operating income increased $293 million, or 8%, in fiscal 2025 compared with fiscal 2024 due to the increase in revenue described above, partially offset by an increase in marketing expenses of $132 million.
In August 2024, we reorganized certain technology and customer success functions that support and benefit the overall platform and are managed at the corporate level rather than at the segment level. As a result, these costs are no longer included in segment operating income and are now included in other corporate expenses. For the twelve months ended July 31, 2024 and 2023, we reclassified $573 million and $475 million, respectively, from Consumer to other corporate expenses to conform to the current presentation.

42	Intuit Fiscal 2025 Form 10-K

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

(Dollars in millions)	Fiscal 2025	Fiscal 2024	Fiscal 2023	2025-2024 % Change	2024-2023 % Change
Service revenue	$2,263	$1,708	$1,634
Product and other revenue	—	—	—
Total segment revenue	$2,263	$1,708	$1,634	32%	5%
% of total revenue	12%	10%	11%

Segment operating income	$835	$414	$428	102%	(3%)
% of related revenue	37%	24%	26%
Revenue for our Credit Karma segment increased $555 million, or 32%, in fiscal 2025 compared with fiscal 2024 due to increases in revenue from our personal loan vertical of $221 million, our credit card vertical of $213 million, and our auto insurance vertical of $99 million.
Credit Karma segment operating income increased $421 million, or 102%, in fiscal 2025 compared with fiscal 2024 due to the increase in revenue described above, partially offset by an increase in marketing expenses of $120 million.

Intuit Fiscal 2025 Form 10-K	43

ProTax

ProTax segment service revenue is derived primarily from ProConnect Tax Online tax products, electronic tax filing services, connected services, and bank products.
ProTax segment product and other revenue is derived primarily from Lacerte, ProSeries, and ProFile desktop tax preparation software products, and related form updates.

(Dollars in millions)	Fiscal 2025	Fiscal 2024	Fiscal 2023	2025-2024 % Change	2024-2023 % Change
Service revenue	$163	$147	$127
Product and other revenue	458	452	434
Total segment revenue	$621	$599	$561	4%	7%
% of total revenue	3%	4%	4%

Segment operating income	$533	$520	$489	3%	6%
% of related revenue	86%	87%	87%
Revenue for our ProTax segment increased $22 million, or 4%, in fiscal 2025 compared with fiscal 2024 due to higher average revenue per customer.
ProTax segment operating income increased $13 million, or 3%, in fiscal 2025 compared with fiscal 2024 due to the increase in revenue described above, partially offset by an increase in marketing expenses of $6 million.
In August 2024, we reorganized certain technology and customer success functions that support and benefit the overall platform and are managed at the corporate level rather than at the segment level. As a result, these costs are no longer included in segment operating income and are now included in other corporate expenses. For the twelve months ended July 31, 2024 and 2023, we reclassified $33 million and $34 million, respectively, from ProTax to other corporate expenses to conform to the current presentation.

44	Intuit Fiscal 2025 Form 10-K

Cost of Revenue

(Dollars in millions)	Fiscal 2025	% of Related Revenue	Fiscal 2024	% of Related Revenue	Fiscal 2023	% of Related Revenue
Cost of service revenue	$3,624	22%	$3,250	23%	$2,908	24%
Cost of product and other revenue	68	3%	69	3%	72	4%
Amortization of acquired technology	156	N/A	146	N/A	163	N/A
Total cost of revenue	$3,848	20%	$3,465	21%	$3,143	22%
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
Cost of service revenue as a percentage of service revenue was relatively consistent in fiscal 2025 compared to fiscal 2024.
Cost of product and other revenue as a percentage of product and other revenue was flat in fiscal 2025 compared with fiscal 2024. Costs of product and other revenue are expensed as incurred, and we do not defer any of these costs when product and other revenue is deferred.

Operating Expenses

(Dollars in millions)	Fiscal 2025	% of Total Net Revenue	Fiscal 2024	% of Total Net Revenue	Fiscal 2023	% of Total Net Revenue
Selling and marketing	$5,035	27%	$4,312	26%	$3,762	26%
Research and development	2,928	15%	2,754	17%	2,539	18%
General and administrative	1,601	8%	1,418	9%	1,300	9%
Amortization of other acquired intangible assets	481	3%	483	3%	483	3%
Restructuring	15	—%	223	1%	—	—%
Total operating expenses	$10,060	53%	$9,190	56%	$8,084	56%
Total operating expenses as a percentage of total net revenue decreased in fiscal 2025 compared to fiscal 2024. Total net revenue increased $2.5 billion, or 16%, and total operating expenses increased $870 million, or 9%. The increase in total operating expenses was due to increases of $410 million for marketing expenses, $300 million for staffing expenses, $161 million for outside services, and $52 million for sales-related expenses, partially offset by a $208 million decrease in restructuring charges. See Note 15 to the consolidated financial statements in Item 8 of this Annual Report for more information regarding restructuring charges.

Non-Operating Income and Expenses
Interest Expense
Interest expense of $247 million in fiscal 2025 consisted of interest on our senior unsecured notes, unsecured revolving credit facility, and commercial paper program. Interest expense of $242 million in fiscal 2024 consisted of interest on our senior unsecured notes and unsecured term loan.

Intuit Fiscal 2025 Form 10-K	45

Interest and Other Income, Net

(In millions)	Fiscal 2025	Fiscal 2024	Fiscal 2023
Interest income (1)	$175	$147	$106
Net gain on executive deferred compensation plan assets (2)	24	24	12
Other (3)	(41)	(9)	(22)
Total interest and other income, net	$158	$162	$96
(1) Interest income increased in fiscal 2025 compared to fiscal 2024 due to higher average investable balances.
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
(3) During fiscal 2025, we recorded $51 million in net losses on long-term investments.
Income Taxes
Our effective tax rate for fiscal 2025 was approximately 20%. Excluding certain tax benefits primarily related to share-based compensation, our effective tax rate was approximately 24%. This rate differed from the federal statutory rate of 21% primarily due to state income taxes and non-deductible share-based compensation, which were partially offset by the benefit we received from the federal research and experimentation credit.
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
At July 31, 2025, we had net deferred tax assets of $1.2 billion, which included a valuation allowance for California net deferred tax assets primarily related to state research and experimentation tax credit carryforwards. We have also provided a valuation allowance on other non-California state operating loss and foreign operating loss carryforwards. See “Critical Accounting Estimates” earlier in this Item 7 and Note 10 to the consolidated financial statements in Item 8 of this Annual Report for more information.
On July 4, 2025, the U.S. federal government enacted the One Big Beautiful Bill Act (OBBBA), which includes significant tax changes, most notably the reinstatement of the immediate expensing of domestic research and developmental expenditures, effective in fiscal 2026. The deductibility of these expenditures is expected to significantly reduce our deferred tax assets and income tax payable for periods starting in fiscal 2026.
The OBBBA has multiple effective dates from fiscal 2025 through fiscal 2027. The provisions effective during fiscal 2025 did not have a significant impact on our fiscal 2025 consolidated financial statements. We are currently assessing all applicable provisions of the legislation and their impact on our consolidated financial statements for fiscal 2026 and beyond.
In 2021, the Organisation for Economic Co-operation and Development (OECD) announced Pillar Two Model Rules, which call for the taxation of large multinational corporations at a minimum rate of 15%. The currently enacted Pillar Two Model Rules did not have any impact on our provision for income taxes and are not expected to have any significant impact on future years’ provisions for income taxes. We continue to monitor developments and evaluate impacts, if any, of these provisions on our results of operations and cash flows for future years.
In the current global tax policy environment, the U.S. and other domestic and foreign governments continue to consider, and in some cases enact, changes in corporate tax laws. As changes occur, we account for finalized legislation in the period of enactment.

46	Intuit Fiscal 2025 Form 10-K

LIQUIDITY AND CAPITAL RESOURCES

Overview
At July 31, 2025, our cash, cash equivalents, and investments totaled $4.6 billion, an increase of $478 million from July 31, 2024, driven by cash from operations partially offset by cash used in financing and investing activities. See the discussion of all factors described in “Statements of Cash Flows” below. Our primary sources of liquidity have been cash from operations, which primarily includes the collection of accounts receivable for products and services, the issuance of senior unsecured notes and commercial paper, and borrowings under our credit facilities. Our primary uses of cash have been for research and development programs, selling and marketing activities, acquisitions of businesses, repurchases of our common stock under our stock repurchase programs, the payment of cash dividends, debt service costs and debt repayment, capital projects, and funding of our financing for small and mid-market businesses and early tax refund offerings. As discussed in “Executive Overview – Industry Trends and Seasonality” earlier in this Item 7, our business is subject to significant seasonality. The balance of our cash, cash equivalents, and investments generally fluctuates with that seasonal pattern. We believe the seasonality of our business is likely to continue in the future.
The following table summarizes selected measures of our liquidity and capital resources at the dates indicated:

(Dollars in millions)	July 31, 2025	July 31, 2024	$ Change	% Change
Cash, cash equivalents, and investments	$4,552	$4,074	$478	12%
Long-term investments	94	131	(37)	(28)%
Short-term debt	—	499	(499)	(100)%
Long-term debt	5,973	5,539	434	8%
Working capital	3,737	2,187	1,550	71%
Ratio of current assets to current liabilities	1.4 : 1	1.3 : 1
We have historically generated significant cash from operations, and we expect to continue to do so during fiscal 2026. Our cash, cash equivalents, and investments totaled $4.6 billion at July 31, 2025. None of those funds were restricted, and approximately 91% of those funds were located in the U.S.
Our unsecured revolving credit facility and commercial paper program are available to us for general corporate purposes. At July 31, 2025, no amounts were outstanding under the unsecured revolving credit facility or the commercial paper program. See Note 7 to the consolidated financial statements in Item 8 of this Annual Report for more information.
Our secured revolving credit facilities are available to fund the lending products and services we offer to qualified small and mid-market businesses. At July 31, 2025, $1.0 billion was outstanding under our secured revolving credit facilities.
Based on past performance and current expectations, we believe that our cash and cash equivalents, investments, cash generated from operations, borrowing capacity under our credit facilities and commercial paper program, and access to external financing will be sufficient to meet anticipated seasonal working capital needs, capital expenditure requirements, contractual obligations, commitments, debt service requirements, and other liquidity requirements associated with our operations for the next 12 months and the foreseeable future.
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

Intuit Fiscal 2025 Form 10-K	47

Statements of Cash Flows
The following table summarizes selected items from our consolidated statements of cash flows for fiscal 2025, fiscal 2024, and fiscal 2023. See the consolidated financial statements in Item 8 of this Annual Report for complete consolidated statements of cash flows for those periods.

	Fiscal	Fiscal	Fiscal
(In millions)	2025	2024	2023
Net cash provided by (used in):
Operating activities	$6,207	$4,884	$5,046
Investing activities	(2,318)	(227)	(922)
Financing activities	(1,510)	(397)	(4,269)
Effect of exchange rates on cash, cash equivalents, restricted cash, and restricted cash equivalents	3	(13)	—
Net increase (decrease) in cash, cash equivalents, restricted cash, and restricted cash equivalents	$2,382	$4,247	$(145)
During fiscal 2025, we generated $6.2 billion in cash from operations. We also received $3.1 billion from the net increase in funds receivable and funds payable and amounts due to customers, $429 million from net borrowings under our secured credit facilities, and $398 million from the issuance of common stock under employee stock plans. During the same period, we used $2.8 billion for the repurchase of shares of our common stock under our stock repurchase programs, $1.2 billion for the payment of cash dividends, $1.2 billion for the net purchases of investments, $982 million for payments for employee taxes withheld upon vesting of restricted stock units, $724 million for net originations of notes receivable, $500 million for the repayment of debt, $184 million for a business acquisition, and $124 million for capital expenditures.
During fiscal 2024, we generated $4.9 billion in cash from operations. We also received $4.0 billion from the issuance of unsecured senior notes, $3.4 billion from the net increase in funds receivable and funds payable and amounts due to customers, $422 million from the net sales and maturities of investments, $282 million from the issuance of common stock under employee stock plans, and $155 million from net borrowings under our secured credit facilities. During the same period, we used $4.2 billion for the repayment of debt, $2.0 billion for the repurchase of shares of our common stock under our stock repurchase programs, $1.0 billion for the payment of cash dividends, $1.0 billion for payments for employee taxes withheld upon vesting of restricted stock units, $250 million for capital expenditures, and $236 million for net originations of notes receivables.

Stock Repurchase Programs and Dividends on Common Stock
As described in Note 11 to the financial statements in Item 8 of this Annual Report, during fiscal 2025 and fiscal 2024, we continued to repurchase shares of our common stock under a series of repurchase programs that our Board of Directors has authorized. At July 31, 2025, we had authorization from our Board of Directors for up to $2.1 billion in stock repurchases. On August 19, 2025, our Board of Directors approved an increase in the authorization under the existing stock repurchase program under which we are authorized to repurchase up to an additional $3.2 billion of our common stock. We currently expect to continue repurchasing our common stock on a quarterly basis; however, future stock repurchases under the current program are at the discretion of management, and authorization of future stock repurchase programs is subject to the final determination of our Board of Directors.
We have continued to pay quarterly cash dividends on shares of our outstanding common stock. During fiscal 2025, we declared cash dividends that totaled $4.16 per share of outstanding common stock, or approximately $1.2 billion. In August 2025, our Board of Directors declared a quarterly cash dividend of $1.20 per share of outstanding common stock payable on October 17, 2025 to stockholders of record at the close of business on October 9, 2025. We currently expect to continue to pay comparable cash dividends on a quarterly basis; however, future declarations of dividends and the establishment of future record dates and payment dates are subject to the final determination of our Board of Directors.

Commitments for Senior Unsecured Notes
In June 2020, we issued $2 billion of senior unsecured notes, of which $1.0 billion is outstanding as of July 31, 2025, and is comprised of the following:
•$500 million of 1.350% notes due July 2027; and
•$500 million of 1.650% notes due July 2030 (together, the 2020 Notes).

48	Intuit Fiscal 2025 Form 10-K

Interest is payable semiannually on January 15 and July 15 of each year. At July 31, 2025, our maximum commitment for interest payments was $55 million for the remaining duration of the outstanding 2020 Notes.
The 2020 Notes are senior unsecured obligations of Intuit and rank equally with all existing and future unsecured and unsubordinated indebtedness of Intuit and are redeemable by us at any time, subject to a make-whole premium. Upon the occurrence of change of control transactions that are accompanied by certain downgrades in the credit ratings of the 2020 Notes, we will be required to repurchase the 2020 Notes at a repurchase price equal to 101% of the aggregate outstanding principal plus any accrued and unpaid interest to but not including the date of repurchase. The indenture governing the 2020 Notes requires us to comply with certain covenants. For example, the 2020 Notes limit our ability to create certain liens and enter into sale and leaseback transactions. As of July 31, 2025, we were compliant with all covenants governing the 2020 Notes. See Note 7 to the consolidated financial statements in Item 8 of this Annual Report for more information.
In September 2023, we issued $4 billion of senior unsecured notes comprised of the following:
•$750 million of 5.250% notes due September 2026;
•$750 million of 5.125% notes due September 2028;
•$1,250 million of 5.200% notes due September 2033; and
•$1,250 million of 5.500% notes due September 2053 (together, the 2023 Notes).
Interest is payable semiannually on March 15 and September 15 of each year. At July 31, 2025, our maximum commitment for interest payments was $2.7 billion for the remaining duration of the outstanding 2023 Notes.
The 2023 Notes are senior unsecured obligations of Intuit and rank equally with all existing and future unsecured and unsubordinated indebtedness of Intuit and are redeemable by us at any time, subject to a make-whole premium. The indenture governing the 2023 Notes requires us to comply with certain covenants. For example, the 2023 Notes limit our ability to create certain liens and enter into sale and leaseback transactions. As of July 31, 2025, we were compliant with all covenants governing the 2023 Notes. See Note 7 to the consolidated financial statements in Item 8 of this Annual Report for more information.

Credit Facilities
Unsecured Revolving Credit Facilities
On February 5, 2024, we terminated our amended and restated credit agreement dated November 1, 2021 (2021 Credit Facility), and entered into a credit agreement with certain lenders providing for a $1.5 billion unsecured revolving credit facility that expires on February 5, 2029 (2024 Credit Facility).
Under the 2024 Credit Facility, we may, subject to certain customary conditions, including approval of relevant lenders, on one or more occasions, increase commitments under the 2024 Credit Facility by an amount not to exceed $1 billion in the aggregate, and, on one or more occasions, extend the maturity date of the 2024 Credit Facility by one year. The 2024 Credit Facility includes a $500 million sublimit for borrowing swingline loans and a $250 million sublimit for the issuance of letters of credit. Advances under the 2024 Credit Facility accrue interest at rates equal to (a) in the case of U.S. dollar borrowings, at our election, either (i) the alternate base rate plus a margin that ranges from 0.0% to 0.125%, or (ii) the adjusted term Secured Overnight Finance Rate (SOFR) plus a margin that ranges from 0.7% to 1.125%, or (b) in the case of foreign currency borrowings, the interest benchmark for the relevant currency specified in the credit agreement plus a margin that ranges from 0.7% to 1.125%. The facility fee ranges from 0.050% to 0.125% per annum. The actual interest margins and the facility fee are based on our senior debt credit ratings.
The 2024 Credit Facility includes customary affirmative and negative covenants, including a financial covenant that requires us to maintain a ratio of total gross debt to earnings before interest, taxes, depreciation, and amortization (EBITDA), as defined in the agreement, of not greater than 4.00 to 1.00 as measured on a rolling twelve month basis as of the last day of each fiscal quarter. As of July 31, 2025, we were compliant with all covenants governing the 2024 Credit Facility. At July 31, 2025, no amounts were outstanding under the 2024 Credit Facility.
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
Secured Revolving Credit Facilities
On February 19, 2019, a subsidiary of Intuit entered into a secured revolving credit facility with a lender to fund the lending products and services we offer to qualified small and mid-market businesses (the 2019 Secured Facility). The 2019 Secured Facility is non-recourse to Intuit Inc. and is secured by cash and receivables of the subsidiary, which are in excess of the amount outstanding under the 2019 Secured Facility as of July 31, 2025. We have entered into several amendments to this facility. These amendments primarily increase the facility limit, extend the commitment term and final maturity date, and update the

Intuit Fiscal 2025 Form 10-K	49

benchmark interest rate. Under the amended 2019 Secured Facility, the facility limit is $500 million, of which $300 million is committed and $200 million is uncommitted. Advances accrue interest at adjusted daily simple SOFR plus 1.25%. Unused portions of the committed credit facility accrue a fee at a rate ranging from 0.25% to 0.75%, depending on the total unused committed balance. The commitment term is through August 31, 2027, and the final maturity date is August 31, 2028. The agreement includes certain affirmative and negative covenants, including financial covenants, that require the subsidiary to maintain specified financial ratios. As of July 31, 2025, we were compliant with all covenants governing the 2019 Secured Facility. At July 31, 2025, $440 million was outstanding under the 2019 Secured Facility and the weighted-average interest rate was 5.74%. Interest on the 2019 Secured Facility is payable monthly.
On October 12, 2022, another subsidiary of Intuit entered into a secured revolving credit facility with a lender to fund the lending products and services we offer to qualified small and mid-market businesses (the 2022 Secured Facility). The 2022 Secured Facility is non-recourse to Intuit Inc. and is secured by cash and receivables of the subsidiary, which are in excess of the amount outstanding under the 2022 Secured Facility as of July 31, 2025. We have entered into several amendments to this facility. These amendments primarily extend the commitment term and final maturity date, increase the commitment amount, and reduce the interest rate. Under the amended 2022 Secured Facility, the facility limit is $500 million, of which $400 million is committed and $100 million is uncommitted. Advances accrue interest at SOFR plus 1.1%. Unused portions of the committed credit facility accrue a fee at a rate ranging from 0.2% to 0.4%, depending on the total unused committed balance. The commitment term is through April 30, 2027, and the final maturity date is May 1, 2028. The agreement includes certain affirmative and negative covenants, including financial covenants, that require the subsidiary to maintain specified financial ratios. As of July 31, 2025, we were compliant with all covenants governing the 2022 Secured Facility. At July 31, 2025, $300 million was outstanding under the 2022 Secured Facility and the weighted-average interest rate was 5.56%, which includes the fee on the unused committed portion. Interest on the 2022 Secured Facility is payable monthly.
On November 1, 2024, another subsidiary of Intuit entered into a secured revolving credit facility with a lender to fund the lending products and services we offer to qualified small and mid-market businesses (the 2024 Secured Facility). The 2024 Secured Facility is non-recourse to Intuit Inc. and is secured by cash and receivables of the subsidiary, which are in excess of the amount outstanding under the 2024 Secured Facility as of July 31, 2025. We have entered into several amendments to this facility. These amendments primarily increased the commitment amount. Under the amended 2024 Secured Facility, the facility limit is $300 million, all of which is committed. Advances accrue interest at SOFR plus 1.15%. Unused portions of the committed credit facility accrue a fee at a rate ranging from 0.2% to 0.4%, depending on the total unused committed balance. The commitment term is through November 1, 2027, and the final maturity date is November 1, 2028. The agreement includes certain affirmative and negative covenants, including financial covenants that require the subsidiary to maintain specified financial ratios. As of July 31, 2025, we were compliant with all covenants governing the 2024 Secured Facility. At July 31, 2025, $274 million was outstanding under the 2024 Secured Facility and the weighted-average interest rate was 5.56%, which includes the fee on the unused committed portion. Interest on the 2024 Secured Facility is payable monthly.
We monitor counterparty risk associated with the institutional lenders that are providing the secured credit facilities.

Commercial Paper Program
Under our established commercial paper program, we may issue and sell unsecured short-term promissory notes (commercial paper) up to $1.5 billion. The maturities of the commercial paper may vary but will not exceed 397 days from the date of issuance. During the twelve months ended July 31, 2025, we temporarily increased the capacity of our commercial paper program from $1.5 billion to $2.0 billion to support our seasonal working capital needs. As of July 31, 2025, the capacity of the commercial paper program was $1.5 billion. At July 31, 2025 and July 31, 2024, no amounts were outstanding under this program.

Cash Held by Foreign Subsidiaries
Our cash, cash equivalents, and investments totaled $4.6 billion at July 31, 2025. Approximately 9% of those funds were held by our foreign subsidiaries and subject to repatriation tax considerations. These foreign funds were located primarily in Canada, India, and the United Kingdom. We do not expect to pay incremental U.S. taxes on repatriation. We have recorded income tax expense for Canada, India, and Israel withholding taxes on earnings that are not permanently reinvested. In the event that funds from foreign operations are repatriated to the U.S., we would pay withholding taxes at that time.

50	Intuit Fiscal 2025 Form 10-K

CONTRACTUAL OBLIGATIONS
The following table summarizes our known contractual obligations to make future payments at July 31, 2025. We generally expect to fund these short and long-term obligations with cash from operations, the issuance of senior unsecured notes, and borrowings under our credit facilities.

	Payments Due by Period
	Less than	1-3	3-5	More than
(In millions)	1 year	years	years	5 years	Total
Amounts due under executive deferred compensation plan	$248	$—	$—	$—	$248
Senior unsecured notes	—	1,250	1,250	2,500	5,000
Secured revolving credit facilities	—	300	714	—	1,014
Interest and fees due on debt	284	499	311	1,843	2,937
Operating leases (1)	78	202	198	314	792
Purchase obligations (2)	808	1,606	1,298	1,180	4,892
Total contractual obligations (3)	$1,418	$3,857	$3,771	$5,837	$14,883
(1)Includes operating leases for facilities and equipment. Amounts do not include $23 million of future sublease income or $133 million in minimum lease payments for leases signed but not yet commenced as of July 31, 2025. See Note 9 to the consolidated financial statements in Item 8 of this Annual Report for more information.
(2)Represents agreements to purchase products and services that are enforceable, legally binding, and specify terms, including: fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the payments. At July 31, 2025, our purchase obligations primarily represent obligations under a cloud services agreement.
(3)Other long-term obligations on our consolidated balance sheet at July 31, 2025, included long-term income tax liabilities of $238 million, which related primarily to unrecognized tax benefits. We have not included this amount in the table above because we cannot make a reasonably reliable estimate regarding the timing of settlements with taxing authorities, if any.

RECENT ACCOUNTING PRONOUNCEMENTS
For a description of recent accounting pronouncements, if any, and the potential impact of these pronouncements on our consolidated financial statements, see Note 1 to the financial statements in Item 8 of this Annual Report.

Intuit Fiscal 2025 Form 10-K	51

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
Our investments consist of instruments that meet quality standards that are consistent with our investment policy. This policy specifies that, except for direct obligations of the United States (U.S.) government, securities issued by agencies of the U.S. government, and money market funds, we diversify our investments by limiting our holdings with any individual issuer. We do not hold derivative financial instruments or European sovereign debt in our portfolio of investments. See Note 2 and Note 3 to the consolidated financial statements in Item 8 of this Annual Report for a summary of the amortized cost and fair value of our investments by type of issue.
Our cash equivalents and investments are subject to market risk due to changes in interest rates. Interest rate movements affect the interest income we earn on cash equivalents and investments and the value of those investments. At July 31, 2025, our cash equivalents and investments totaled $3.6 billion. Total interest income for fiscal 2025 was $175 million. If the Federal Reserve Target Rate had increased by 25 basis points from the level of July 31, 2025, the value of our investments at that date would have decreased by approximately $1 million. If the Federal Reserve Target Rate had increased by 100 basis points from the level of July 31, 2025, the value of our investments at that date would have decreased by approximately $5 million.
In June 2020, we issued $2 billion of senior unsecured notes (the 2020 Notes). As of July 31, 2025, $1.0 billion of the 2020 Notes remained outstanding and was comprised of the following: $500 million of 1.350% notes due in July 2027 and $500 million of 1.650% notes due in July 2030. We carry the 2020 Notes at face value, less unamortized discount and unamortized debt issuance costs on our consolidated balance sheets. Since these 2020 Notes bear interest at fixed rates, we have no financial statement risk associated with changes in interest rates. However, the fair value of the 2020 Notes fluctuates when interest rates change. See Note 2 and Note 7 to the consolidated financial statements in Item 8 of this Annual Report for more information.
In September 2023, we issued $4 billion of senior unsecured notes, which was comprised of the following: $750 million of 5.250% notes due in September 2026, $750 million of 5.125% notes due in September 2028, $1,250 million of 5.200% notes due in September 2033, and $1,250 million of 5.500% notes due in September 2053 (together, the 2023 Notes). We carry the 2023 Notes at face value less unamortized discount and unamortized debt issuance costs on our consolidated balance sheets. Since these 2023 Notes bear interest at fixed rates, we have no financial statement risk associated with the changes in interest rates. However, the fair value of the 2023 Notes fluctuates when interest rates change. See Note 2 and Note 7 to the consolidated financial statements in Item 8 of this Annual Report for more information.
On February 5, 2024, we terminated our amended and restated credit agreement dated November 1, 2021 (2021 Credit Facility), and entered into a credit agreement with certain lenders providing for a $1.5 billion unsecured revolving credit facility that expires on February 5, 2029 (2024 Credit Facility). We are exposed to the impact of changes in interest rates as they affect the 2024 Credit Facility. Advances under the 2024 Credit Facility accrue interest at rates equal to (a) in the case of U.S. dollar borrowings, at our election, either (i) the alternate base rate plus a margin that ranges from 0.0% to 0.125%, or (ii) the adjusted term Secured Overnight Finance Rate (SOFR) plus a margin that ranges from 0.7% to 1.125%, or (b) in the case of foreign currency borrowings, the interest benchmark for the relevant currency specified in the credit agreement plus a margin that ranges from 0.7% to 1.125%. Actual margins under either election are based on our senior debt credit ratings. Consequently, our interest expense fluctuates with changes in the general level of these interest rates. At July 31, 2025, no amounts were outstanding under the 2024 Credit Facility.
We are also exposed to the impact of changes in interest rates as they affect our secured revolving credit facilities. Advances under the secured revolving credit facilities accrue interest at either SOFR plus 1.1%, SOFR plus 1.15%, or adjusted daily simple SOFR plus 1.25%. Consequently, our interest expense fluctuates with changes in the general level of these interest rates. At July 31, 2025, $1.0 billion was outstanding under the secured revolving credit facilities. See Note 7 to the consolidated financial statements in Item 8 of this Annual Report for more information.
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

52	Intuit Fiscal 2025 Form 10-K

fluctuations on our financial results has generally been immaterial. We believe that our exposure to currency exchange fluctuation risk is not material because our global subsidiaries invoice customers and satisfy their financial obligations almost exclusively in their local currencies. We believe the impact of currency fluctuations will continue to be immaterial in the foreseeable future due to the reasons cited above. As of July 31, 2025 and for the year then ended, we did not engage in foreign currency hedging activities.

Intuit Fiscal 2025 Form 10-K	53

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
1.INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

The following financial statements are filed as part of this report:

2.INDEX TO FINANCIAL STATEMENT SCHEDULES

The following financial statement schedule is filed as part of this report and should be read in conjunction with the Consolidated Financial Statements:

Schedule		Page
II	Valuation and Qualifying Accounts	98

All other schedules not listed above have been omitted because they are inapplicable or are not required.

54	Intuit Fiscal 2025 Form 10-K

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Intuit Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Intuit Inc. (the Company) as of July 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended July 31, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at July 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of July 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated September 3, 2025 expressed an unqualified opinion thereon.
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

Intuit Fiscal 2025 Form 10-K	55

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

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1990.

San Jose, California
September 3, 2025

56	Intuit Fiscal 2025 Form 10-K

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Intuit Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Intuit Inc.’s internal control over financial reporting as of July 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Intuit Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of July 31, 2025, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of July 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended July 31, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated September 3, 2025 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP

San Jose, California
September 3, 2025

Intuit Fiscal 2025 Form 10-K	57

INTUIT INC. CONSOLIDATED STATEMENTS OF OPERATIONS

	Twelve Months Ended July 31,
(In millions, except per share amounts)	2025	2024	2023
Net revenue:
Service	$16,400	$13,861	$12,317
Product and other	2,431	2,424	2,051
Total net revenue	18,831	16,285	14,368
Costs and expenses:
Cost of revenue:
Cost of service revenue	3,624	3,250	2,908
Cost of product and other revenue	68	69	72
Amortization of acquired technology	156	146	163
Selling and marketing	5,035	4,312	3,762
Research and development	2,928	2,754	2,539
General and administrative	1,601	1,418	1,300
Amortization of other acquired intangible assets	481	483	483
Restructuring	15	223	—
Total costs and expenses	13,908	12,655	11,227
Operating income	4,923	3,630	3,141
Interest expense	(247)	(242)	(248)
Interest and other income, net	158	162	96
Income before income taxes	4,834	3,550	2,989
Income tax provision	965	587	605
Net income	$3,869	$2,963	$2,384

Basic net income per share	$13.82	$10.58	$8.49
Shares used in basic per share calculations	280	280	281

Diluted net income per share	$13.67	$10.43	$8.42
Shares used in diluted per share calculations	283	284	283

See accompanying notes.

58	Intuit Fiscal 2025 Form 10-K

INTUIT INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Twelve Months Ended July 31,
(In millions)	2025	2024	2023
Net income	$3,869	$2,963	$2,384
Other comprehensive income, net of income taxes:
Unrealized gain on available-for-sale debt securities	1	7	—
Foreign currency translation gain (loss)	3	(15)	5
Cumulative translation adjustment reclassified to net income	—	9	—
Total other comprehensive income, net	4	1	5
Comprehensive income	$3,873	$2,964	$2,389

See accompanying notes.

Intuit Fiscal 2025 Form 10-K	59

INTUIT INC. CONSOLIDATED BALANCE SHEETS

	July 31,
(Dollars in millions, except par value; shares in thousands)	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$2,884	$3,609
Investments	1,668	465
Accounts receivable, net of allowance for doubtful accounts of $5 and $5	530	457
Notes receivable held for investment, net	1,403	779
Notes receivable held for sale	—	3
Income taxes receivable	50	78
Prepaid expenses and other current assets	496	366
Current assets before funds receivable and amounts held for customers	7,031	5,757
Funds receivable and amounts held for customers	7,076	3,921
Total current assets	14,107	9,678
Long-term investments	94	131
Property and equipment, net	961	1,009
Operating lease right-of-use assets	541	411
Goodwill	13,980	13,844
Acquired intangible assets, net	5,302	5,820
Long-term deferred income tax assets	1,222	698
Other assets	751	541
Total assets	$36,958	$32,132
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$—	$499
Accounts payable	792	721
Accrued compensation and related liabilities	858	921
Deferred revenue	1,019	872
Other current liabilities	625	557
Current liabilities before funds payable and amounts due to customers	3,294	3,570
Funds payable and amounts due to customers	7,076	3,921
Total current liabilities	10,370	7,491
Long-term debt	5,973	5,539
Operating lease liabilities	597	458
Other long-term obligations	308	208
Total liabilities	17,248	13,696
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value Authorized - 1,345 shares total; 145 shares designated Series A; 250 shares designated Series B Junior Participating Issued and outstanding - None	—	—
Common stock, $0.01 par value Authorized - 750,000 shares Outstanding - 279,129 shares at July 31, 2025 and 280,268 shares at July 31, 2024	3	3
Additional paid-in capital	21,632	20,248
Treasury stock, at cost	(21,543)	(18,750)
Accumulated other comprehensive loss	(50)	(54)
Retained earnings	19,668	16,989
Total stockholders’ equity	19,710	18,436
Total liabilities and stockholders’ equity	$36,958	$32,132

See accompanying notes.

60	Intuit Fiscal 2025 Form 10-K

INTUIT INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
(Dollars in millions, except per share amounts; shares in thousands)	Shares	Amount
Balance at July 31, 2022	281,932	$3	$17,722	$(14,805)	$(60)	$13,581	$16,441
Comprehensive income	—	—	—	—	5	2,384	2,389
Issuance of stock under employee stock plans, net of shares withheld for employee taxes	3,189	—	(408)	—	—	—	(408)
Stock repurchases under stock repurchase programs	(4,700)	—	—	(1,967)	—	—	(1,967)
Dividends and dividend rights declared ($3.12 per share)	—	—	—	—	—	(898)	(898)
Share-based compensation expense	—	—	1,712	—	—	—	1,712
Balance at July 31, 2023	280,421	3	19,026	(16,772)	(55)	15,067	17,269
Comprehensive income	—	—	—	—	1	2,963	2,964
Issuance of stock under employee stock plans, net of shares withheld for employee taxes	3,274	—	(718)	—	—	—	(718)
Stock repurchases under stock repurchase programs	(3,427)	—	—	(1,978)	—	—	(1,978)
Dividends and dividend rights declared ($3.60 per share)	—	—	—	—	—	(1,041)	(1,041)
Share-based compensation expense	—	—	1,940	—	—	—	1,940
Balance at July 31, 2024	280,268	3	20,248	(18,750)	(54)	16,989	18,436
Comprehensive income	—	—	—	—	4	3,869	3,873
Issuance of stock under employee stock plans, net of shares withheld for employee taxes	3,180	—	(584)	—	—	—	(584)
Stock repurchases under stock repurchase programs	(4,319)	—	—	(2,793)	—	—	(2,793)
Dividends and dividend rights declared ($4.16 per share)	—	—	—	—	—	(1,190)	(1,190)
Share-based compensation expense	—	—	1,968	—	—	—	1,968
Balance at July 31, 2025	279,129	$3	$21,632	$(21,543)	$(50)	$19,668	$19,710

See accompanying notes.

Intuit Fiscal 2025 Form 10-K	61

INTUIT INC. CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twelve Months Ended July 31,
(In millions)	2025	2024	2023
Cash flows from operating activities:
Net income	$3,869	$2,963	$2,384
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	172	159	160
Amortization of acquired intangible assets	637	630	646
Non-cash operating lease cost	75	81	90
Share-based compensation expense	1,968	1,940	1,712
Deferred income taxes	(435)	(554)	(628)
Other	127	92	81
Total adjustments	2,544	2,348	2,061
Originations and purchases of notes receivable held for sale	—	(96)	—
Sales and principal repayments of notes receivable held for sale	—	98	—
Changes in operating assets and liabilities:
Accounts receivable	(71)	(52)	42
Income taxes receivable	27	(48)	64
Prepaid expenses and other assets	(283)	(30)	(75)
Accounts payable	73	133	(97)
Accrued compensation and related liabilities	(64)	257	88
Deferred revenue	142	(49)	111
Operating lease liabilities	(77)	(71)	(81)
Other liabilities	47	(569)	549
Total changes in operating assets and liabilities	(206)	(429)	601
Net cash provided by operating activities	6,207	4,884	5,046
Cash flows from investing activities:
Purchases of corporate and customer fund investments	(2,363)	(780)	(1,015)
Sales of corporate and customer fund investments	320	526	240
Maturities of corporate and customer fund investments	864	676	449
Purchases of property and equipment	(84)	(191)	(210)
Capitalization of internal use software	(40)	(59)	(50)
Acquisitions of businesses, net of cash acquired	(184)	(83)	(33)
Originations and purchases of notes receivable held for investment	(3,992)	(2,538)	(1,983)
Sales of notes receivable originally classified as held for investment	562	234	—
Principal repayments of notes receivable held for investment	2,706	2,068	1,727
Other	(107)	(80)	(47)
Net cash used in investing activities	(2,318)	(227)	(922)
Cash flows from financing activities:
Proceeds from issuance of long-term debt, net of discount and issuance costs	—	3,956	—
Repayments of debt	(500)	(4,200)	(1,009)
Proceeds from borrowings under unsecured revolving credit facility	—	100	—
Repayments on borrowings under unsecured revolving credit facility	—	(100)	—
Proceeds from borrowings under secured revolving credit facilities	429	180	222
Repayments on borrowings under secured revolving credit facilities	—	(25)	(23)
Proceeds from issuance of stock under employee stock plans	398	282	228
Payments for employee taxes withheld upon vesting of restricted stock units	(982)	(1,002)	(633)

62	Intuit Fiscal 2025 Form 10-K

INTUIT INC. CONSOLIDATED STATEMENTS OF CASH FLOWS

Cash paid for purchases of treasury stock	(2,772)	(1,988)	(1,967)
Dividends and dividend rights paid	(1,189)	(1,034)	(889)
Net change in funds receivable and funds payable and amounts due to customers	3,107	3,436	(197)
Other	(1)	(2)	(1)
Net cash used in financing activities	(1,510)	(397)	(4,269)
Effect of exchange rates on cash, cash equivalents, restricted cash, and restricted cash equivalents	3	(13)	—
Net increase (decrease) in cash, cash equivalents, restricted cash, and restricted cash equivalents	2,382	4,247	(145)
Cash, cash equivalents, restricted cash, and restricted cash equivalents at beginning of period	7,099	2,852	2,997
Cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period	$9,481	$7,099	$2,852

Reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents reported within the consolidated balance sheets to the total amounts reported on the consolidated statements of cash flows
Cash and cash equivalents	$2,884	$3,609	$2,848
Restricted cash and restricted cash equivalents included in funds receivable and amounts held for customers	6,597	3,490	4
Total cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period	$9,481	$7,099	$2,852

Supplemental disclosure of cash flow information:
Interest paid	$284	$200	$272
Income taxes paid, net	$1,408	$1,881	$484

Supplemental schedule of non-cash investing activities:
Transfers of notes receivable originated or purchased as held for investment to held for sale	$546	$231	$—

See accompanying notes.

Intuit Fiscal 2025 Form 10-K	63

INTUIT INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Summary of Significant Accounting Policies

Description of Business
Intuit Inc. (Intuit, we, us, or our) is a global financial technology platform with a mission to power prosperity around the world. We help consumers do their taxes with ease and confidence and improve their financial success, from credit building to wealth building, with tax and personal financial management products. We help small and mid-market businesses grow and run their business end-to-end, from lead to cash. This includes financial management - including payments and capital - compliance, human capital management, and marketing products and services. For accounting professionals, we provide professional tax and financial management products and services.
We do this through our platform that powers TurboTax, Credit Karma, QuickBooks, Mailchimp, and Intuit Enterprise Suite. Lacerte, ProSeries, and ProConnect Tax Online are our leading tax preparation offerings for professional accountants. Incorporated in 1984 and headquartered in Mountain View, California, we sell our products and services primarily in the United States (U.S.).

Basis of Presentation
These consolidated financial statements include the financial statements of Intuit and its wholly-owned subsidiaries. We have eliminated all intercompany balances and transactions in consolidation. We have reclassified certain amounts previously reported in our financial statements to conform to the current presentation.
On August 1, 2024, we renamed our Small Business & Self-Employed segment as the Global Business Solutions segment. This new name better aligns with the global reach of the Mailchimp and QuickBooks platform, our focus on serving both small and mid-market businesses, and our vision to become the all-in-one platform that customers use to grow and run their business. See Note 14, “Segment Information,” for more information.
On August 1, 2024, we reorganized certain technology and customer success functions in our Global Business Solutions, Consumer, and ProTax segments that support and benefit our overall platform and are managed at the corporate level rather than at the segment level. As a result of these reorganizations, costs associated with these functions are no longer included in segment operating income and are now included in other corporate expenses. For the twelve months ended July 31, 2024 and 2023, we reclassified $1.4 billion and $1.3 billion from Global Business Solutions, $573 million and $475 million from Consumer, and $33 million and $34 million from ProTax to other corporate expenses, respectively. See Note 14, “Segment Information,” for more information.

Seasonality
Our Consumer and ProTax offerings have a significant and distinct seasonal pattern as sales and revenue from our income tax preparation products and services are typically heavily concentrated in the period from November through April. This seasonal pattern typically results in higher net revenues during our second and third quarters ending January 31 and April 30, respectively.

Use of Estimates
In preparing our consolidated financial statements in accordance with U.S. generally accepted accounting principles (GAAP), we make certain judgments, estimates, and assumptions that affect the amounts reported in our financial statements and the disclosures made in the accompanying notes. For example, we use judgments and estimates in determining how revenue should be recognized. These judgments and estimates include identifying performance obligations, determining if the performance obligations are distinct, determining the standalone sales price (SSP) and timing of revenue recognition for each distinct performance obligation, and estimating variable consideration to be included in the transaction price. We use estimates in determining the collectibility of accounts receivable and notes receivable held for investment, the appropriate levels of various accruals including accruals for litigation contingencies, the discount rate used to calculate lease liabilities, the amount of our worldwide tax provision, the realizability of deferred tax assets, the credit losses of available-for-sale debt securities, the fair value of assets acquired and liabilities assumed for business combinations, and the fair value of notes receivable held for sale. We also use estimates in determining the remaining economic lives and fair values of acquired intangible assets, property and equipment, and other long-lived assets. In addition, we use assumptions to estimate the fair value of reporting units and share-based compensation. Despite our intention to establish accurate estimates and use reasonable assumptions, actual results may differ from our estimates.

64	Intuit Fiscal 2025 Form 10-K

Revenue Recognition
We derive our revenue primarily from the sale of online services such as tax, accounting, payroll, merchant payment processing services, delivery of qualified links, marketing automation, live expert advice, financing for small and mid-market businesses, and desktop software products, desktop software subscriptions, and financial supplies. We enter into contracts with customers that include promises to transfer various products and services, which are generally capable of being distinct and accounted for as separate performance obligations. Revenue is recognized when the promised goods or services are transferred to customers, in an amount that reflects the consideration allocated to the respective performance obligation.
Nature of Products and Services
Online Offerings
Our online offerings include TurboTax Online and TurboTax Live, ProConnect Tax Online, QuickBooks Online, Intuit Enterprise Suite, online payroll, and merchant payment processing services for small and mid-market businesses who use our online offerings. Our Mailchimp offerings include marketing automation.
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
Our QuickBooks Desktop software subscriptions include a term software license, version protection updates, when-and-if-available product upgrades and enhancements, support, and various connected services. We recognize revenue for the software license and version protection updates at the time they are delivered and recognize revenue for when-and-if-available product upgrades and enhancements, support, and connected services over the subscription term as services are provided. For subscriptions sold in fiscal 2024, periodic delivery of version protection updates occurred through the first quarter of fiscal 2025, and the associated revenue was recognized upon delivery as noted above. Beginning in the second quarter of fiscal 2025, product upgrades and enhancements are delivered on a when-and-if-available basis, and the associated revenue is recognized on a straight-line basis over the term during which those product upgrades and enhancements are provided. Prior to fiscal 2025, we determined that the enhancements included in our QuickBooks Desktop software subscriptions were not material within the context of the contract.
Our consumer and professional tax desktop software products include an on-premise tax software license, related tax form updates, electronic filing service, and connected services. We recognize revenue for the software license and related tax form updates, as one performance obligation, over the period the forms and updates are delivered. We recognize revenue for our electronic filings service and connected services as services are provided.
We also sell some of our consumer tax desktop software products in non-consignment and consignment arrangements to certain retailers. For these retailers, we begin recognizing revenue when control has transferred to the retailer for non-consignment arrangements or to the customer for consignment arrangements.
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
We offer merchant payment processing services as a separately paid connected service for our QuickBooks Desktop software subscriptions, and revenue is recognized as services are provided to the customers.
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

Intuit Fiscal 2025 Form 10-K	65

Revenue from the sale of our financial supplies, such as printed check stock, is recognized when control is transferred to the customer, which is generally when the products are shipped.
Interest revenue is earned on term loans originated or purchased and held for investment in accordance with the specified period of time and defined interest rate noted in the term loan contract and is recorded net of amortized deferred origination fees and costs, and term loan discounts. We recognize a gain or loss on the sale of term loans sold to third parties by calculating the difference between the proceeds received and the carrying value of the term loans sold. Interest revenue and gains on sales of term loans were not material for all periods presented.
We also have revenue-sharing and royalty arrangements with third-party partners and recognize this revenue as earned based upon reporting provided to us by our partners. In instances where we do not have reporting from our partners, we estimate revenue based on information available to us at the time. Adjustments to our estimates based on actual results have not been material to our consolidated financial statements for any period presented.
Types of Revenue
Service revenue includes revenue from: our online offerings discussed above; our Credit Karma offerings; support, electronic filing services, when-and-if-available product upgrades and enhancements, and connected services included with our desktop offerings; merchant payment processing services; certain revenue-sharing and royalty arrangements; and interest on notes receivable.
Product and other revenue includes revenue from: QuickBooks Desktop software licenses and version protection updates; consumer and professional tax desktop licenses and the related tax form updates; desktop payroll licenses and related updates; financial supplies; certain revenue-sharing and royalty arrangements; and interest on amounts held for customers.
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
Judgments and Estimates
We use a five-step process in determining how revenue is recognized, which requires judgment and estimates. These judgments and estimates include identifying performance obligations in the contract, determining whether the performance obligations are distinct, determining the SSP for each distinct performance obligation, determining the timing of revenue recognition for distinct performance obligations, and estimating the amount of variable consideration to include in the transaction price. Our contracts with customers often include promises to transfer multiple products and services generally capable of being distinct performance obligations. SSPs for distinct performance obligations are based on directly observable pricing, when applicable. In instances where the SSP is not directly observable, such as when we do not sell the product or service separately, we determine the SSP using information that may include market conditions and other observable inputs.
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
Deferred Revenue
We record deferred revenue when we have entered into a contract with a customer and cash payments are received or due prior to transfer of control or satisfaction of the related performance obligation. Our deferred revenue primarily relates to our subscription offerings. During the twelve months ended July 31, 2025, we recognized revenue of $871 million that was included in deferred revenue at July 31, 2024. During the twelve months ended July 31, 2024, we recognized revenue of $920 million that was included in deferred revenue at July 31, 2023.

66	Intuit Fiscal 2025 Form 10-K

Our performance obligations are generally satisfied within 12 months of the initial contract date. As of July 31, 2025 and 2024, the deferred revenue balance related to performance obligations that will be satisfied after 12 months was $4 million and $4 million, respectively, and is included in other long-term obligations on our consolidated balance sheets.
Assets Recognized from the Costs to Obtain a Contract with a Customer
Our sales commissions are considered incremental costs of obtaining the contract with a customer. Sales commissions for subscription offerings where we expect the benefit of those costs to continue longer than one year are capitalized and amortized ratably over the period of benefit, which ranges from three to four years. As of July 31, 2025 and 2024, total capitalized costs to obtain a contract were $122 million and $94 million, respectively, and are included in prepaid expenses and other current assets and other assets on our consolidated balance sheets.
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

Customer Service and Technical Support
We include the costs of customer service and technical support associated with our online or hosted offerings in cost of service revenue in our consolidated statements of operations. We also include the costs of providing technical support for our desktop offerings in cost of service revenue. We include the costs of customer service related to desktop offerings in selling and marketing expense in our consolidated statements of operations. Customer service and technical support costs include costs associated with performing order processing, answering customer inquiries by telephone and through websites, email, and other electronic means, and providing technical support assistance to customers. We expense the cost of providing this support as incurred.

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

Advertising
We expense all advertising costs as we incur them to selling and marketing expense in our consolidated statements of operations. We recorded advertising expense of approximately $2.1 billion for the twelve months ended July 31, 2025, $1.7 billion for the twelve months ended July 31, 2024, and $1.5 billion for the twelve months ended July 31, 2023.

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

Intuit Fiscal 2025 Form 10-K	67

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

68	Intuit Fiscal 2025 Form 10-K

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
The following table presents the composition of shares used in the computation of basic and diluted net income per share for the periods indicated.

	Twelve Months Ended July 31,
(In millions, except per share amounts)	2025	2024	2023
Numerator:
Net income	$3,869	$2,963	$2,384
Denominator:
Shares used in basic per share calculations:
Weighted-average common shares outstanding	280	280	281
Shares used in diluted per share calculations:
Weighted-average common shares outstanding	280	280	281
Dilutive potential common equivalent shares from share-based awards	3	4	2
Dilutive weighted-average common shares outstanding	283	284	283

Basic and diluted net income per share:
Basic net income per share	$13.82	$10.58	$8.49
Diluted net income per share	$13.67	$10.43	$8.42

Shares excluded from diluted net income per share:
Weighted-average share-based awards that have been excluded from dilutive common equivalent shares outstanding due to their anti-dilutive effect	—	1	1

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
We use the specific identification method to compute gains and losses on investments. We record unrealized gains and losses on investments, net of tax, in accumulated other comprehensive income (loss) in the stockholders’ equity section of our consolidated balance sheets and reflect unrealized gain and loss activity in other comprehensive income in our consolidated statements of comprehensive income. We generally classify available-for-sale debt securities as current assets based upon our ability and intent to use any and all of these securities as necessary to satisfy the significant short-term liquidity requirements that may arise from the highly seasonal nature of our businesses. Because of our significant business seasonality, stock repurchase programs, and acquisition opportunities, cash flow requirements may fluctuate dramatically from quarter to quarter and require us to use a significant amount of the investments we hold as available-for-sale.

Intuit Fiscal 2025 Form 10-K	69

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
Our obligations with respect to funds we transmit on behalf of our customers are satisfied when the funds are settled in the customers’ accounts. These obligations, including funds in transit to our customers, are reflected in funds payable and amounts due to customers in the accompanying consolidated balance sheets.

Property and Equipment
Property and equipment is stated at the lower of cost or realizable value, net of accumulated depreciation. We calculate depreciation using the straight-line method over the estimated useful lives of the assets, which range from two to 30 years. We amortize leasehold improvements using the straight-line method over the lesser of their estimated useful lives or remaining lease terms. We review property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We did not record any material property or equipment impairment charges during the twelve months ended July 31, 2025, 2024, or 2023.

Business Combinations
The acquisition method of accounting for business combinations requires us to use significant estimates and assumptions, including fair value estimates, as of the business combination date and to refine those estimates as necessary during the measurement period, which is defined as the period, not to exceed one year, in which we may adjust the provisional amounts recognized for a business combination.
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

70	Intuit Fiscal 2025 Form 10-K

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
If the carrying value of the net assets assigned to a reporting unit exceeds the estimated fair value of the unit, we would record an impairment loss equal to the difference. We recorded no goodwill impairment charges for the twelve months ended July 31, 2025, 2024, or 2023.
Acquired Intangible Assets and Other Long-Lived Assets
We generally record acquired intangible assets that have finite useful lives, such as purchased technology, in connection with business combinations. We amortize the cost of acquired intangible assets on a straight-line basis over their estimated useful lives, which range from three to 15 years. We review intangible assets that have finite useful lives and other long-lived assets whenever an event or change in circumstances indicates that the carrying value of the asset may not be recoverable. We estimate the recoverability of these assets by comparing the carrying amount of the asset to the future undiscounted cash flows that we expect the asset to generate. We estimate the fair value of assets that have finite useful lives based on the present value of future cash flows for those assets. If the carrying value of an asset with a finite life exceeds its estimated fair value, we would record an impairment loss equal to the difference. Impairment charges for acquired intangible assets and other long-lived assets were not material for the twelve months ended July 31, 2025, 2024, or 2023.

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

Intuit Fiscal 2025 Form 10-K	71

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
We sell a portion of our products through third-party retailers and distributors. As a result, we face risks related to the collectibility of our accounts receivable. To appropriately manage this risk, we perform ongoing evaluations of customer credit and limit the amount of credit extended as we deem appropriate, but generally do not require collateral. We maintain reserves for estimated credit losses and these losses have historically been within our expectations. However, since we cannot predict future changes in the financial stability of our customers, we cannot guarantee that our reserves will continue to be adequate. No customer accounted for 10% or more of total net revenue for the twelve months ended July 31, 2025, 2024 or 2023, nor did any customer account for 10% or more of total accounts receivable at July 31, 2025 or July 31, 2024.
We primarily use two third-party public cloud providers for our cloud hosting needs. Additionally, we rely primarily on one third-party vendor to perform the manufacturing and distribution functions for our retail desktop software products. We also have a key single-source vendor that prints and fulfills orders for most of our financial supplies business. While we believe that relying on key vendors improves the efficiency and reliability of our business operations, relying on any one vendor for a significant aspect of our business can have a material negative impact on our revenue and profitability if that vendor fails to perform at acceptable service levels for any reason, including financial difficulties of the vendor.

Accounting Standards Recently Adopted
Segment Information - In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” This standard requires incremental segment information disclosures, including disclosures of significant segment expenses that are regularly provided to the chief operating decision maker (CODM), a description of other segment items by reportable segment, and any additional measures of a segment's profit or loss used by the CODM when deciding how to allocate resources. We adopted ASU 2023-07 in the fourth quarter of fiscal 2025 on a retrospective basis. The adoption did not have a material impact on our consolidated financial statements and related disclosures. See Note 14, “Segment Information,” for more information.

Accounting Standards Not Yet Adopted
Income Tax - In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” This standard requires additional disclosures related to the income tax rate reconciliation, income taxes paid by jurisdiction, and other income tax-related disclosures. The standard is effective for fiscal years beginning after December 15, 2024, which means that it will be effective for us for the fiscal year ending July 31, 2026. Early adoption is permitted on either a prospective or retrospective basis. We are currently evaluating the impact of our pending adoption of ASU 2023-09 on our consolidated financial statements and related disclosures.
Income Statement - Expense Disaggregation - In November 2024, the FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses,” and in January 2025, the FASB issued ASU 2025-01, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date,” which clarified the effective date of ASU 2024-03. This standard requires entities to disaggregate operating expenses into specific categories such as employee compensation, depreciation, and intangible asset amortization, by relevant expense caption on the statement of operations. The standard is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, which means that it will be effective for our annual reporting for the fiscal year ending July 31, 2028 and for interim period reporting beginning in fiscal 2029. Early adoption is permitted on either a prospective or retrospective basis. We are currently evaluating the impact of our pending adoption of ASU 2024-03 on our consolidated financial statements and related disclosures.

72	Intuit Fiscal 2025 Form 10-K

Business Combinations and Consolidation - In May 2025, the FASB issued ASU 2025-03, “Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity (VIE).” This standard clarifies the guidance in determining the accounting acquirer in a business combination effected primarily by exchanging equity interests when the acquiree is a VIE that meets the definition of a business. The standard is effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years, which means that it will be effective for us in the first quarter of our fiscal year beginning August 1, 2027. Early adoption is permitted, and the standard is to be applied prospectively to acquisitions after the adoption date. We are currently evaluating the impact of our pending adoption of ASU 2025-03 on our consolidated financial statements and related disclosures.
Financial Instruments—Credit Losses - In July 2025, the FASB issued ASU 2025-05, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets.” This standard allows entities to apply a practical expedient when estimating expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under FASB Accounting Standards Codification (ASC) Topic 606, “Revenue from Contracts with Customers.” The standard is effective for fiscal years beginning after December 15, 2025, including interim periods within those fiscal years, which means that it will be effective for us in the first quarter of our fiscal year beginning August 1, 2026. Early adoption is permitted, and the standard is to be applied prospectively. We are currently evaluating the impact of our pending adoption of ASU 2025-05 on our consolidated financial statements and related disclosures.

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

	At July 31, 2025			At July 31, 2024
(In millions)	Level 1	Level 2	Total Fair Value	Level 1	Level 2	Total Fair Value
Assets:
Cash equivalents, primarily money market funds	$1,790	$—	$1,790	$2,538	$—	$2,538
Available-for-sale debt securities:
Corporate notes	—	502	502	—	456	456
U.S. agency securities	—	1,316	1,316	—	159	159
Total available-for-sale debt securities	—	1,818	1,818	—	615	615
Total assets measured at fair value on a recurring basis	$1,790	$1,818	$3,608	$2,538	$615	$3,153

Intuit Fiscal 2025 Form 10-K	73

The following table summarizes our cash equivalents and available-for-sale debt securities by balance sheet classification and level in the fair value hierarchy at the dates indicated:

	At July 31, 2025			At July 31, 2024
(In millions)	Level 1	Level 2	Total Fair Value	Level 1	Level 2	Total Fair Value
Cash equivalents:
In cash and cash equivalents	$1,790	$—	$1,790	$2,538	$—	$2,538
Available-for-sale debt securities:
In investments	$—	$1,668	$1,668	$—	$465	$465
In funds receivable and amounts held for customers	—	150	150	—	150	150
Total available-for-sale debt securities	$—	$1,818	$1,818	$—	$615	$615
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
Financial assets whose fair values we measure using Level 3 inputs consist of notes receivable held for sale. These notes receivables are recorded at the lower of amortized cost or fair value. As of July 31, 2025 we held no notes receivable held for sale. As of July 31, 2024, total notes receivable held for sale was not material and the difference between amortized cost and fair value was not material.
Financial liabilities whose fair values we measure using Level 2 inputs consist of senior unsecured notes. See Note 7, “Debt,” for more information. We measure the fair value of our senior unsecured notes based on their trading prices and the interest rates we could obtain for other borrowings with similar terms. At July 31, 2025 and July 31, 2024, the total estimated fair value of the senior unsecured notes was $5.0 billion and $5.5 billion, respectively. At July 31, 2025 and July 31, 2024, the carrying value of the senior unsecured notes was $5.0 billion and $5.5 billion, respectively. See Note 7, “Debt,” for more information.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
Assets measured at fair value on a non-recurring basis include reporting units measured at fair value in a goodwill impairment test and our long-term investments.
Estimates of fair value for reporting units fall under Level 3 of the fair value hierarchy. During the fourth quarters of fiscal 2025, fiscal 2024, and fiscal 2023, we performed our annual goodwill impairment tests. Using the methodology described in Note 1, we determined that the estimated fair values of all of our reporting units exceeded their carrying values and that they were not impaired.
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
The following table summarizes the adjustments to the carrying value of our long-term investments.

	July 31,
(In millions)	2025	2024	2023
Upward adjustments	$11	$4	$—
Downward adjustments, including impairments	(51)	(2)	(6)
Net adjustments	$(40)	$2	$(6)
Cumulative upward adjustments were $85 million, and cumulative downward adjustments, including impairments, were $69 million through July 31, 2025 for measurement alternative investments held as of July 31, 2025. As of July 31, 2025 and July 31, 2024, the carrying value of long-term investments was $94 million and $131 million, respectively.

74	Intuit Fiscal 2025 Form 10-K

3. Cash and Cash Equivalents, Investments, and Funds Receivable and Amounts Held for Customers
The following table summarizes our cash and cash equivalents, investments, and funds receivable and amounts held for customers by balance sheet classification at the dates indicated.

	July 31, 2025		July 31, 2024
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Classification on consolidated balance sheets:
Cash and cash equivalents	$2,884	$2,884	$3,609	$3,609
Investments	1,667	1,668	465	465
Funds receivable and amounts held for customers	7,076	7,076	3,921	3,921
Total cash and cash equivalents, investments, and funds receivable and amounts held for customers	$11,627	$11,628	$7,995	$7,995
The following table summarizes our cash and cash equivalents, investments, and relevant portion of funds receivable and amounts held for customers by investment category at the dates indicated. As of July 31, 2025 and July 31, 2024, this excludes $329 million and $281 million, respectively, of funds receivable on our consolidated balance sheets included in funds receivable and amounts held for customers that were not measured and recorded at fair value.

	July 31, 2025		July 31, 2024
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Type of issue:
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$9,481	$9,481	$7,099	$7,099
Available-for-sale debt securities:
Corporate notes	502	502	456	456
U.S. agency securities	1,315	1,316	159	159
Total available-for-sale debt securities	1,817	1,818	615	615
Total cash, cash equivalents, restricted cash, restricted cash equivalents, and investments	$11,298	$11,299	$7,714	$7,714
We include realized gains and losses on our available-for-sale debt securities in interest and other income, net in our consolidated statements of operations. Gross realized gains and losses on our available-for-sale debt securities for the twelve months ended July 31, 2025, 2024, and 2023 were not material.
We accumulate unrealized gains and losses on our available-for-sale debt securities, net of tax, in accumulated other comprehensive income or loss in the stockholders’ equity section of our consolidated balance sheets, except for certain unrealized losses described below. Gross unrealized gains and losses on our available-for-sale debt securities at July 31, 2025 and July 31, 2024 were not material.
For available-for-sale debt securities in an unrealized loss position, we determine whether a credit loss exists. The estimate of the credit loss is determined by considering available information relevant to the collectibility of the security and information about past events, current conditions, and reasonable and supportable forecasts. The allowance for credit loss is recorded to interest and other income, net in our consolidated statements of operations, not to exceed the amount of the unrealized loss. Any excess unrealized loss greater than the allowance for credit loss at a security level is recognized in accumulated other comprehensive income or loss in the stockholders' equity section of our consolidated balance sheets. We determined there were no credit losses related to available-for-sale debt securities as of July 31, 2025 and July 31, 2024. Unrealized losses on available-for-sale debt securities at July 31, 2025 were not material. We do not intend to sell these investments. In addition, it is more likely than not that we will not be required to sell them before recovery of the amortized cost basis, which may be at maturity.

Intuit Fiscal 2025 Form 10-K	75

The following table summarizes our available-for-sale debt securities, included in investments and relevant portion of funds receivable and amounts held for customers, classified by the stated maturity date of the security at the dates indicated.

	July 31, 2025		July 31, 2024
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$1,694	$1,694	$517	$516
Due within two years	62	63	55	56
Due within three years	61	61	43	43
Total available-for-sale debt securities	$1,817	$1,818	$615	$615

The following table summarizes our funds receivable and amounts held for customers by asset category at the dates indicated.

(In millions)	July 31, 2025	July 31, 2024	July 31, 2023	July 31, 2022
Restricted cash and restricted cash equivalents	$6,597	$3,490	$4	$201
Restricted available-for-sale debt securities and funds receivable	479	431	416	230
Total funds receivable and amounts held for customers	$7,076	$3,921	$420	$431

4. Notes Receivable and Allowances for Credit Losses
As of July 31, 2025 and 2024, our notes receivable portfolio consisted of notes receivable held for investment, including term loans to small and mid-market businesses and refund advance loans to consumers, and notes receivable held for sale, including term loans to small and mid-market businesses. We classify notes receivable as held for investment when we have both the intent and ability to hold until maturity or payoff. We classify notes receivable as held for sale when we have the intent and ability to sell substantially all of our rights and interests in a qualified loan to a third-party investor. A note receivable that is initially designated as held for sale or held for investment may be reclassified when our intent for that individual note receivable changes. When a note receivable held for investment is reclassified to held for sale and recorded at the lower of amortized cost or fair value, the related allowance for credit losses for that note receivable is released, and any adjustment to record the loan at the lower of amortized cost or fair value is recorded.

Notes Receivable Held for Investment
Term loans to small and mid-market businesses. We provide financing to small and mid-market businesses via term loans that we originate directly or through an originating bank partner. During the twelve months ended July 31, 2025 and 2024, we purchased term loans from our originating bank partner with principal balances in the amount of $3.5 billion and $1.8 billion, respectively. As of July 31, 2025, we had commitments to purchase $38 million in term loans that were originated on or prior to July 31, 2025.
The term loans are not secured and are recorded at amortized cost, which includes unpaid principal balances, deferred origination costs and fees, and any related discount or premium, net of allowances for credit losses. As of July 31, 2025 and July 31, 2024, the net notes receivable held for investment balance for term loans to small and mid-market businesses was $1.5 billion and $912 million, respectively. The current portion is included in notes receivable held for investment and the long-term portion is included in other assets on our consolidated balance sheets.
We maintain an allowance for credit losses on notes receivable held for investment to reserve for expected credit losses in the notes receivable portfolio. The allowance for credit losses is determined based on our current estimate of expected credit losses, historical credit losses, estimates of recoveries, and future expectations as of each balance sheet date. We evaluate the creditworthiness of our notes receivable portfolio on a pooled basis due to its composition of term loans with similar general credit risk and characteristics. The allowance for credit losses is subjective and requires management estimates, including such factors as known and inherent risks in the notes receivable portfolio, use of historical credit losses to estimate expected credit losses, adverse situations that may affect borrowers' ability to repay, and current and forecasted economic conditions. Expected credit losses are measured based on a credit loss forecasting model and calculated by applying loss curves derived from loan level risk segment and term mixes, aggregated at monthly loan vintages. Loss curves are estimated based on a combination of empirical loss curve data and management judgment. We use empirical data and management judgment to estimate losses for new credit tests or products for which we do not have enough history. The methodologies are updated periodically to reflect factors such as actual term loan performance and changes in assumptions based on the risk characteristics of the notes receivable portfolio. When available information confirms that the specific term loans or portions thereof are uncollectible, identified amounts are charged off against the allowance for credit losses. Term loans are charged off as the contractual principal becomes 120 days past due or meets certain other charge-off policy requirements. Subsequent recoveries of the unpaid principal balance, if any, are credited to the allowance for credit losses. As of July 31, 2025 and

76	Intuit Fiscal 2025 Form 10-K

July 31, 2024, the allowances for credit losses, amount of charge-offs recorded, and amount of recoveries on term loans to small and mid-market businesses were not material.
We consider a term loan to be delinquent when the payments are one day past due. We place delinquent term loans on nonaccrual status and stop accruing interest revenue. Term loans are returned to accrual status if they are brought current or have performed in accordance with the contractual terms for a reasonable period of time and, in our judgment, will continue to make periodic principal and interest payments as per the contractual terms. Past due amounts were not material for all periods presented.
Refund Advance Loans. Refund advance loans are loans available to eligible TurboTax customers based on a customer's anticipated income tax refund, at no cost to the customer. These loans are repaid from the customer's income tax refund, which is generally received within three to four weeks after acceptance of the customer's income tax return by the Internal Revenue Service (IRS). We partner with a third-party issuing bank to originate the loans and subsequently purchase full participating interests in those loans. The refund advance loans are not secured and are recorded at amortized cost, net of an allowance for credit losses. As of July 31, 2025 and July 31, 2024, the net notes receivable balances for refund advance loans were not material. We maintain an allowance for credit losses to reserve for potentially uncollectible loans. We estimate the allowance for credit losses based on the expected funding of refunds by the IRS using historical trends. When we determine that any amounts are uncollectible, we charge them off against the allowance for credit losses. As of July 31, 2025 and July 31, 2024, the allowances for credit losses on refund advance loans were not material.

Notes Receivable Held for Sale
Term loans to small and mid-market businesses. We have entered into multiple forward flow arrangements with institutional investors that facilitate the sale of participation interests in eligible unsecured term loans. These arrangements have varying terms, with expiration dates ranging from 2027 to 2029. Total sales of term loans during the twelve months ended July 31, 2025 and July 31, 2024 were $543 million and $323 million, respectively. For the twelve months ended July 31, 2025 and July 31, 2024, gains on sales of term loans and servicing income were not material.
Notes receivable held for sale are recorded at the lower of amortized cost or fair value determined on an individual term loan basis. As of July 31, 2025 we held no notes receivable as held for sale. As of July 31, 2024, the balances of notes receivable held for sale was $3 million, and is included in notes receivable held for sale on our consolidated balance sheets.

5. Property and Equipment
Property and equipment consisted of the following at the dates indicated:

	Life in	July 31,
(Dollars in millions)	Years	2025	2024
Computer software	2-6	$791	$810
Buildings	5-30	644	636
Leasehold improvements	2-16	479	495
Equipment	3-5	175	177
Furniture and fixtures	5	139	141
Land	–	96	96
Capital in progress	–	39	17
		2,363	2,372
Less accumulated depreciation and amortization		(1,402)	(1,363)
Total property and equipment, net		$961	$1,009
Capital in progress at July 31, 2025 and 2024, consisted primarily of costs related to various buildings and site improvements that have not yet been placed into service.
As discussed in Note 1, “Description of Business and Summary of Significant Accounting Policies – Internal Use Software,” we capitalize costs related to the development of computer software for internal use. We capitalized internal use software costs totaling $40 million for the twelve months ended July 31, 2025; $59 million for the twelve months ended July 31, 2024; and $50 million for the twelve months ended July 31, 2023. There was no capitalized labor in these amounts for the twelve months ended July 31, 2025, 2024, and 2023. Costs related to internal use software projects are included in the capital in progress category of property and equipment until project completion, at which time they are transferred to the computer software category.

Intuit Fiscal 2025 Form 10-K	77

6. Goodwill and Acquired Intangible Assets

Goodwill
Changes in the carrying value of goodwill by reportable segment during the twelve months ended July 31, 2025 and July 31, 2024 were as shown in the following table. Our reportable segments are described in Note 14, “Segment Information.”

(In millions)	Balance July 31, 2023	Goodwill Acquired/ Adjusted	Foreign Currency Translation	Balance July 31, 2024	Goodwill Acquired/ Adjusted	Foreign Currency Translation	Balance July 31, 2025
Global Business Solutions	$9,691	$—	$(1)	$9,690	$134	$1	$9,825
Consumer	51	—	—	51	—	—	51
Credit Karma	3,941	65	—	4,006	—	1	4,007
ProTax	97	—	—	97	—	—	97
Totals	$13,780	$65	$(1)	$13,844	$134	$2	$13,980
Goodwill is net of accumulated impairment losses of $114 million, which were recorded prior to July 31, 2023 and are included in our Consumer segment. The increases in goodwill during the twelve months ended July 31, 2025 and July 31, 2024 were primarily due to acquisitions.

Acquired Intangible Assets
The following table shows the cost, accumulated amortization, and weighted-average life in years for our acquired intangible assets at the dates indicated. The weighted-average lives are calculated for assets that are not fully amortized.

(Dollars in millions)	Customer and User Relationships	Purchased Technology	Trade Names and Logos	Total

At July 31, 2025:
Cost	$6,198	$1,765	$680	$8,643
Accumulated amortization	(2,034)	(1,061)	(246)	(3,341)
Acquired intangible assets, net	$4,164	$704	$434	$5,302
Weighted-average life in years	14	8	13	13

At July 31, 2024:
Cost	$6,196	$1,648	$680	$8,524
Accumulated amortization	(1,605)	(905)	(194)	(2,704)
Acquired intangible assets, net	$4,591	$743	$486	$5,820
Weighted-average life in years	14	8	13	13

78	Intuit Fiscal 2025 Form 10-K

The following table shows the expected future amortization expense for our acquired intangible assets at July 31, 2025. Amortization of purchased technology is generally charged to amortization of acquired technology in our consolidated statements of operations. Amortization of other acquired intangible assets, such as customer and user relationships, is charged to amortization of other acquired intangible assets in our consolidated statements of operations. If impairment events occur, they could accelerate the timing of acquired intangible asset charges.

(In millions)	Expected Future Amortization Expense
Fiscal year ending July 31,
2026	$660
2027	633
2028	613
2029	593
2030	590
Thereafter	2,213
Total expected future amortization expense	$5,302

7. Debt
The carrying value of our debt was as follows at the dates indicated:

	July 31,	July 31,	Effective
(Dollars in millions)	2025	2024	Interest Rate
Senior unsecured notes issued June 2020:
0.950% notes due July 2025	$—	$500	1.127%
1.350% notes due July 2027	500	500	1.486%
1.650% notes due July 2030	500	500	1.767%
Senior unsecured notes issued September 2023:
5.250% notes due September 2026	750	750	5.325%
5.125% notes due September 2028	750	750	5.258%
5.200% notes due September 2033	1,250	1,250	5.312%
5.500% notes due September 2053	1,250	1,250	5.576%
Secured revolving credit facilities	1,014	585
Total principal balance of debt	6,014	6,085
Unamortized discount and debt issuance costs	(41)	(47)
Net carrying value of debt	$5,973	$6,038

Short-term debt	$—	$499
Long-term debt	$5,973	$5,539
Future principal payments for debt at July 31, 2025 were as shown in the table below.

(In millions)
Fiscal year ending July 31,
2026	$—
2027	1,250
2028	300
2029	1,464
2030	500
Thereafter	2,500
Total future principal payments for debt	$6,014

Intuit Fiscal 2025 Form 10-K	79

Senior Unsecured Notes
2020 Notes. In June 2020, we issued four series of senior unsecured notes (together, the 2020 Notes) pursuant to a public debt offering. The proceeds from the issuance were $1.98 billion, net of debt discount of $2 million and debt issuance costs of $15 million. During the fourth quarter of fiscal 2025, we repaid the $500 million in notes due in July 2025 when they became due using cash from operations. As of July 31, 2025, $1.0 billion of the 2020 Notes remained outstanding.
Interest is payable semiannually on January 15 and July 15 of each year. The discount and debt issuance costs are amortized to interest expense using the effective interest method over the term of the 2020 Notes.
The 2020 Notes are senior unsecured obligations of Intuit and rank equally with all existing and future unsecured and unsubordinated indebtedness of Intuit and are redeemable by us at any time, subject to a make-whole premium. Upon the occurrence of change of control transactions that are accompanied by certain downgrades in the credit ratings of the 2020 Notes, we will be required to repurchase the 2020 Notes at a repurchase price equal to 101% of the aggregate outstanding principal plus any accrued and unpaid interest to but not including the date of repurchase. The indenture governing the 2020 Notes requires us to comply with certain covenants. For example, the 2020 Notes limit our ability to create certain liens and enter into sale and leaseback transactions. As of July 31, 2025, we were compliant with all covenants governing the 2020 Notes.
2023 Notes. In September 2023, we issued four series of senior unsecured notes (together, the 2023 Notes) pursuant to a public debt offering. The proceeds from the issuance were $3.96 billion, net of debt discount of $20 million and debt issuance costs of $24 million, and were used, together with operating cash, to repay the outstanding balance on our unsecured term loan. As of July 31, 2025, $4.0 billion of the 2023 Notes remained outstanding.
Interest is payable semiannually on March 15 and September 15 of each year. The discount and debt issuance costs are amortized to interest expense using the effective interest method over the term of the 2023 Notes.
The 2023 Notes are senior unsecured obligations of Intuit and rank equally with all existing and future unsecured and unsubordinated indebtedness of Intuit and are redeemable by us at any time, subject to a make-whole premium. The indenture governing the 2023 Notes requires us to comply with certain covenants. For example, the 2023 Notes limit our ability to create certain liens and enter into sale and leaseback transactions. As of July 31, 2025, we were compliant with all covenants governing the 2023 Notes.

Unsecured Credit Facilities
2024 Credit Facility. On February 5, 2024, we terminated our amended and restated credit agreement dated November 1, 2021 (2021 Credit Facility), and entered into a credit agreement with certain lenders providing for a $1.5 billion unsecured revolving credit facility that expires on February 5, 2029 (2024 Credit Facility).
Under the 2024 Credit Facility, we may, subject to certain customary conditions, including approval of relevant lenders, on one or more occasions, increase commitments under the 2024 Credit Facility by an amount not to exceed $1 billion in the aggregate, and, on one or more occasions, extend the maturity date of the 2024 Credit Facility by one year. The 2024 Credit Facility includes a $500 million sublimit for borrowing swingline loans and a $250 million sublimit for the issuance of letters of credit. Advances under the 2024 Credit Facility accrue interest at rates equal to (a) in the case of U.S. dollar borrowings, at our election, either (i) the alternate base rate plus a margin that ranges from 0.0% to 0.125%, or (ii) the adjusted term Secured Overnight Finance Rate (SOFR) plus a margin that ranges from 0.7% to 1.125%, or (b) in the case of foreign currency borrowings, the interest benchmark for the relevant currency specified in the credit agreement plus a margin that ranges from 0.7% to 1.125%. The facility fee ranges from 0.050% to 0.125% per annum. The actual interest margins and the facility fee are based on our senior debt credit ratings.
The 2024 Credit Facility includes customary affirmative and negative covenants, including a financial covenant that requires us to maintain a ratio of total gross debt to earnings before interest, taxes, depreciation, and amortization (EBITDA), as defined in the agreement, of not greater than 4.00 to 1.00 as measured on a rolling twelve month basis as of the last day of each fiscal quarter. As of July 31, 2025, we were compliant with all covenants governing the 2024 Credit Facility. At July 31, 2025, no amounts were outstanding under the 2024 Credit Facility.
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

80	Intuit Fiscal 2025 Form 10-K

The 2019 Secured Facility is non-recourse to Intuit Inc. and is secured by cash and receivables of the subsidiary, which are in excess of the amount outstanding under the 2019 Secured Facility as of July 31, 2025. We have entered into several amendments to this facility. These amendments primarily increase the facility limit, extend the commitment term and final maturity date, and update the benchmark interest rate. Under the amended 2019 Secured Facility, the facility limit is $500 million, of which $300 million is committed and $200 million is uncommitted. Advances accrue interest at adjusted daily simple SOFR plus 1.25%. Unused portions of the committed credit facility accrue a fee at a rate ranging from 0.25% to 0.75%, depending on the total unused committed balance. The commitment term is through August 31, 2027, and the final maturity date is August 31, 2028. The agreement includes certain affirmative and negative covenants, including financial covenants, that require the subsidiary to maintain specified financial ratios. As of July 31, 2025, we were compliant with all covenants governing the 2019 Secured Facility. At July 31, 2025, $440 million was outstanding under the 2019 Secured Facility and the weighted-average interest rate was 5.74%. Interest on the 2019 Secured Facility is payable monthly.
2022 Secured Facility. On October 12, 2022, another subsidiary of Intuit entered into a secured revolving credit facility with a lender to fund the lending products and services we offer to qualified small and mid-market businesses (the 2022 Secured Facility). The 2022 Secured Facility is non-recourse to Intuit Inc. and is secured by cash and receivables of the subsidiary, which are in excess of the amount outstanding under the 2022 Secured Facility as of July 31, 2025. We have entered into several amendments to this facility. These amendments primarily extend the commitment term and final maturity date, increase the commitment amount, and reduce the interest rate. Under the amended 2022 Secured Facility, the facility limit is $500 million, of which $400 million is committed and $100 million is uncommitted. Advances accrue interest at SOFR plus 1.1%. Unused portions of the committed credit facility accrue a fee at a rate ranging from 0.2% to 0.4%, depending on the total unused committed balance. The commitment term is through April 30, 2027, and the final maturity date is May 1, 2028. The agreement includes certain affirmative and negative covenants, including financial covenants, that require the subsidiary to maintain specified financial ratios. As of July 31, 2025, we were compliant with all covenants governing the 2022 Secured Facility. At July 31, 2025, $300 million was outstanding under the 2022 Secured Facility and the weighted-average interest rate was 5.56%, which includes the fee on the unused committed portion. Interest on the 2022 Secured Facility is payable monthly.
2024 Secured Facility. On November 1, 2024, another subsidiary of Intuit entered into a secured revolving credit facility with a lender to fund the lending products and services we offer to qualified small and mid-market businesses (the 2024 Secured Facility). The 2024 Secured Facility is non-recourse to Intuit Inc. and is secured by cash and receivables of the subsidiary, which are in excess of the amount outstanding under the 2024 Secured Facility as of July 31, 2025. We have entered into several amendments to this facility. These amendments primarily increased the commitment amount. Under the amended 2024 Secured Facility, the facility limit is $300 million, all of which is committed. Advances accrue interest at SOFR plus 1.15%. Unused portions of the committed credit facility accrue a fee at a rate ranging from 0.2% to 0.4%, depending on the total unused committed balance. The commitment term is through November 1, 2027, and the final maturity date is November 1, 2028. The agreement includes certain affirmative and negative covenants, including financial covenants that require the subsidiary to maintain specified financial ratios. As of July 31, 2025, we were compliant with all covenants governing the 2024 Secured Facility. At July 31, 2025, $274 million was outstanding under the 2024 Secured Facility and the weighted-average interest rate was 5.56%, which includes the fee on the unused committed portion. Interest on the 2024 Secured Facility is payable monthly.

Commercial Paper Program
Under our established commercial paper program, we may issue and sell unsecured short-term promissory notes (commercial paper) up to $1.5 billion. The maturities of the commercial paper may vary but will not exceed 397 days from the date of issuance. During the twelve months ended July 31, 2025, we temporarily increased the capacity of our commercial paper program from $1.5 billion to $2.0 billion to support our seasonal working capital needs. As of July 31, 2025, the capacity of the commercial paper program was $1.5 billion. At July 31, 2025 and July 31, 2024, no amounts were outstanding under this program.

Intuit Fiscal 2025 Form 10-K	81

8. Other Liabilities and Commitments

Other Current Liabilities
Other current liabilities were as follows at the dates indicated:

	July 31,
(In millions)	2025	2024
Executive deferred compensation plan liabilities	$248	$207
Interest payable	85	84
Current portion of operating lease liabilities	69	71
Sales, property, and other taxes	55	47
Reserve for returns, credits, and promotional discounts	39	40
Other	129	108
Total other current liabilities	$625	$557

Other Long-Term Obligations
Other long-term obligations were as follows at the dates indicated:

	July 31,
(In millions)	2025	2024
Income tax liabilities	$238	$157
Other	70	51
Total other long-term obligations	$308	$208

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
As of July 31, 2025, our commitments under purchase obligations, primarily related to a cloud services agreement, were as shown in the table below.

(In millions)	Purchase Obligations
Fiscal year ending July 31,
2026	$808
2027	725
2028	881
2029	682
2030	616
Thereafter	1,180
Total commitments	$4,892

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

82	Intuit Fiscal 2025 Form 10-K

We sublease certain office facilities to third parties. These subleases have remaining lease terms of up to 5 years, one of which includes an option to extend the sublease for up to 5 years.
The components of lease expense were as follows:

	Twelve Months Ended July 31,
(In millions)	2025	2024	2023
Operating lease cost (1)	$111	$108	$124
Variable lease cost	22	23	20
Sublease income	(10)	(11)	(12)
Total net lease cost	$123	$120	$132
(1)    Includes short-term leases, which were not material for the twelve months ended July 31, 2025, 2024, or 2023.
Supplemental cash flow information related to operating leases was as follows:

	Twelve Months Ended July 31,
(In millions)	2025	2024	2023
Cash paid for amounts included in the measurement of operating lease liabilities	$101	$89	$107
Right-of-use assets obtained in exchange for operating lease liabilities	$212	$35	$28
Other information related to operating leases was as follows at the dates indicated:

	July 31,
	2025	2024	2023
Weighted-average remaining lease term for operating leases	8.1 years	7.7 years	7.9 years
Weighted-average discount rate for operating leases	3.8%	3.3%	3.0%
Future minimum lease payments under non-cancellable operating leases as of July 31, 2025 were as follows:

(In millions)	Operating Leases (1)
Fiscal year ending July 31,
2026	$78
2027	105
2028	97
2029	100
2030	98
Thereafter	314
Total future minimum lease payments	792
Less imputed interest	(126)
Present value of lease liabilities	$666
(1)    Non-cancellable future sublease proceeds as of July 31, 2025 totaled $22 million through July 31, 2030 and $1 million thereafter, and are not included in the table above.

Intuit Fiscal 2025 Form 10-K	83

Supplemental balance sheet information related to operating leases was as follows at the dates indicated:

	July 31,
(In millions)	2025	2024

Operating lease right-of-use assets	$541	$411

Other current liabilities	$69	$71
Operating lease liabilities	597	458
Total operating lease liabilities	$666	$529
As of July 31, 2025, we have additional operating leases with total minimum lease payments of $133 million for office facilities that have not yet commenced and therefore are not reflected on the consolidated balance sheets nor in the tables above. These operating leases are expected to commence in fiscal years 2026 and 2027 with lease terms of 10 years.

10. Income Taxes
The provision for income taxes consisted of the following for the periods indicated:

	Twelve Months Ended July 31,
(In millions)	2025	2024	2023
Current:
Federal	$1,219	$984	$970
State	237	202	208
Foreign	25	36	86
Total current	1,481	1,222	1,264
Deferred:
Federal	(453)	(523)	(559)
State	(70)	(97)	(99)
Foreign	7	(15)	(1)
Total deferred	(516)	(635)	(659)
Total provision for income taxes	$965	$587	$605
We recognized excess tax benefits on share-based compensation of $143 million, $183 million, and $32 million in the provision for income taxes for the twelve months ended July 31, 2025, 2024, and 2023, respectively.
The sources of income before the provision for income taxes consisted of the following for the periods indicated:

	Twelve Months Ended July 31,
(In millions)	2025	2024	2023
United States	$4,700	$3,449	$2,798
Foreign	134	101	191
Total	$4,834	$3,550	$2,989

84	Intuit Fiscal 2025 Form 10-K

Differences between income taxes calculated using the federal statutory income tax rate and the provision for income taxes were as follows for the periods indicated:

	Twelve Months Ended July 31,
(In millions)	2025	2024	2023
Income before income taxes	$4,834	$3,550	$2,989

Statutory federal income tax	$1,015	$746	$628
State income tax, net of federal benefit	132	83	86
Federal research and experimentation credits	(113)	(109)	(106)
Share-based compensation	47	43	58
Excess tax benefits related to share-based compensation	(120)	(153)	(26)
Effects of non-U.S. operations	1	—	(28)
Other, net	3	(23)	(7)
Total provision for income taxes	$965	$587	$605
The state income tax line in the table above includes excess tax benefits related to share-based compensation of $23 million, $30 million, and $6 million for the twelve months ended July 31, 2025, 2024, and 2023, respectively.
On July 4, 2025, the U.S. federal government enacted the One Big Beautiful Bill Act (OBBBA), which includes significant tax law changes. The OBBBA has multiple effective dates from fiscal 2025 through fiscal 2027. The provisions effective during fiscal 2025 did not have a significant impact on our consolidated financial statements.
In the current global tax policy environment, the U.S. and other domestic and foreign governments continue to consider, and in some cases enact, changes in corporate tax laws. As changes occur, we account for finalized legislation in the period of enactment.
Material deferred tax assets and liabilities were as follows at the dates indicated:

	July 31,
(In millions)	2025	2024
Deferred tax assets:
Accruals and reserves not currently deductible	$72	$47
Capitalized research and development	1,895	1,321
Operating lease liabilities	173	137
Accrued and deferred compensation	116	132
Loss and tax credit carryforwards	277	204
Share-based compensation	113	117
Other, net	24	20
Total gross deferred tax assets	2,670	1,978
Valuation allowance	(290)	(227)
Total deferred tax assets	2,380	1,751
Deferred tax liabilities:
Operating lease right-of-use assets	140	105
Intangibles	950	864
Property and equipment	32	38
Other, net	56	49
Total deferred tax liabilities	1,178	1,056
Net deferred tax assets	$1,202	$695
The components of total net deferred tax assets, net of valuation allowances, as shown on our consolidated balance sheets were as follows at the dates indicated:

	July 31,
(In millions)	2025	2024
Long-term deferred income tax assets	$1,222	$698
Long-term deferred income tax liabilities included in other long-term obligations	(20)	(3)
Net deferred tax assets	$1,202	$695

Intuit Fiscal 2025 Form 10-K	85

We have provided a valuation allowance on all California net deferred tax assets primarily related to state research and experimentation tax credit carryforwards. We have also provided a valuation allowance on other non-California state operating loss and foreign loss carryforwards. We have provided a valuation allowance on these deferred tax assets as we believe they are unlikely to be realized. We have a valuation allowance of $290 million and $227 million for the twelve months ended July 31, 2025 and July 31, 2024, respectively. The valuation allowance on our net deferred taxes increased by $63 million for the twelve months ended July 31, 2025. The change in the valuation allowance was primarily related to an increase in the allowance for California net deferred tax assets. The valuation allowance on our net deferred taxes decreased by $8 million for the twelve months ended July 31, 2024. The change in the valuation allowance was primarily related to a decrease in the allowance for foreign net operating loss carryforwards, net of an increase in the allowance for California net deferred tax assets.
At July 31, 2025, we had federal net operating loss carryforwards of approximately $54 million that will start to expire in fiscal 2032. Utilization of the net operating losses is subject to annual limitation. The annual limitation may result in the expiration of net operating losses before utilization.
At July 31, 2025, we had state net operating loss carryforwards of approximately $137 million for which we have recorded a deferred tax asset of $9 million and a valuation allowance of $6 million. The state net operating loss carryforwards will start to expire in fiscal 2028. Utilization of the net operating losses is subject to annual limitation. The annual limitation may result in the expiration of net operating losses before utilization.
At July 31, 2025, we had foreign net operating loss carryforwards of approximately $18 million which carry forward indefinitely. We maintain a full valuation allowance with respect to the foreign net operating losses as there is not sufficient evidence of future sources of taxable income required to utilize such carryforwards.
At July 31, 2025, we had California research and experimentation credit carryforwards of approximately $426 million. The California research and experimentation credit will carry forward indefinitely. We maintain a full valuation allowance with respect to the California research and experimentation credit carryforwards as there is not sufficient evidence of future sources of taxable income required to utilize such carryforwards.

Unrecognized Tax Benefits
The aggregate changes in the balance of our gross unrecognized tax benefits were as follows for the periods indicated:

	Twelve Months Ended July 31,
(In millions)	2025	2024	2023
Gross unrecognized tax benefits, beginning balance	$327	$246	$216
Increases related to tax positions from prior fiscal years, including acquisitions	11	36	11
Decreases related to tax positions from prior fiscal years	(21)	(12)	(16)
Increases related to tax positions taken during current fiscal year	91	95	38
Settlements with tax authorities	(2)	(1)	(2)
Lapse of statute of limitations	(12)	(37)	(1)
Gross unrecognized tax benefits, ending balance	$394	$327	$246
The total amount of our unrecognized tax benefits at July 31, 2025 was $394 million. If we were to recognize these net benefits, our income tax expense would reflect a favorable net impact of $276 million. We do not believe that it is reasonably possible that there will be a significant increase or decrease in unrecognized tax benefits over the next 12 months.
We file U.S. federal, U.S. state, and foreign tax returns. Our major tax jurisdiction is the U.S. federal jurisdiction. For U.S. federal tax returns, we are no longer subject to tax examinations for years prior to fiscal 2022 except for fiscal 2018 and fiscal 2016.
We recognize interest and penalties related to unrecognized tax benefits within the provision for income taxes. Amounts accrued at July 31, 2025 and July 31, 2024 for the payment of interest and penalties were not material. The amounts of interest and penalties that we recognized during the twelve months ended July 31, 2025, 2024, and 2023, were also not material.
We offset a $61 million and $66 million long-term liability for uncertain tax positions against our long-term income tax receivable at July 31, 2025 and July 31, 2024, respectively. The long-term income tax receivable for both periods was primarily related to the government’s approval of a method of accounting change request for fiscal 2018.

86	Intuit Fiscal 2025 Form 10-K

11. Stockholders’ Equity

Stock Repurchase Programs and Treasury Shares
Intuit’s Board of Directors has authorized a series of common stock repurchase programs. Shares of common stock repurchased under these programs become treasury shares. Under these programs, we repurchased 4.3 million shares of our common stock for $2.8 billion during the twelve months ended July 31, 2025. At July 31, 2025, we had authorization from our Board of Directors for up to $2.1 billion in stock repurchases. On August 19, 2025, our Board of Directors approved an increase in the authorization under the existing stock repurchase program under which we are authorized to repurchase up to an additional $3.2 billion of our common stock. Future stock repurchases under the current program are at the discretion of management, and authorization of future stock repurchase programs is subject to the final determination of our Board of Directors.
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

Dividends on Common Stock
During the twelve months ended July 31, 2025, we declared cash dividends that totaled $4.16 per share of outstanding common stock, or approximately $1.2 billion. In August 2025, our Board of Directors declared a quarterly cash dividend of $1.20 per share of outstanding common stock payable on October 17, 2025 to stockholders of record at the close of business on October 9, 2025. Future declarations of dividends and the establishment of future record dates and payment dates are subject to the final determination of our Board of Directors.

Description of 2005 Equity Incentive Plan and Credit Karma, Inc. 2015 Equity Incentive Plan
Our stockholders initially approved our 2005 Equity Incentive Plan (2005 Plan) on December 9, 2004. On January 18, 2024, our stockholders approved an Amended and Restated 2005 Equity Incentive Plan (Restated 2005 Plan) that expires on January 18, 2034. Under the Restated 2005 Plan, we are permitted to grant incentive and non-qualified stock options, restricted stock awards, RSUs, stock appreciation rights, and stock bonus awards to our employees, non-employee directors, and consultants. The Compensation and Organizational Development Committee of our Board of Directors or its delegates determine who will receive grants, when those grants will be exercisable, their exercise price, and other terms. We are permitted to issue up to 171.7 million shares under the Restated 2005 Plan. The plan provides a fungible share reserve. Each stock option granted on or after November 1, 2010 reduces the share reserve by one share and each restricted stock award or restricted stock unit granted reduces the share reserve by 2.3 shares. Stock options forfeited and returned to the pool of shares available for grant increase the pool by one share for each share forfeited. Restricted stock awards and RSUs forfeited and returned to the pool of shares available for grant increase the pool by 2.3 shares for each share forfeited. Shares withheld for income taxes upon vesting of RSUs that were granted on or after July 21, 2016 are also returned to the pool of shares available for grant. Stock options granted under the 2005 Plan and the Restated 2005 Plan typically vest over three to four years based on continued service and have a seven-year term. RSUs granted under those plans typically vest over three to four years based on continued service. Certain RSUs granted to senior management vest based on the achievement of pre-established performance or market goals.
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

Intuit Fiscal 2025 Form 10-K	87

At July 31, 2025, there were approximately 25.1 million shares available for grant under the Restated 2005 Plan.

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
Under the ESPP, employees purchased 306,286 shares of Intuit common stock during the twelve months ended July 31, 2025; 360,028 shares during the twelve months ended July 31, 2024; and 399,975 shares during the twelve months ended July 31, 2023. At July 31, 2025, there were 1,657,666 shares available for issuance under this plan.

Share-Based Compensation Expense
The following table summarizes the total share-based compensation expense that we recorded in operating income for the periods shown.

	Twelve Months Ended July 31,
(In millions, except per share amounts)	2025	2024	2023
Cost of service revenue	$420	$398	$371
Cost of product and other revenue	3	4	3
Selling and marketing	541	506	429
Research and development	629	639	532
General and administrative	375	368	377
Restructuring	—	25	—
Total share-based compensation expense	1,968	1,940	1,712
Income tax benefit	(548)	(594)	(373)
Decrease in net income	$1,420	$1,346	$1,339

Determining Fair Value
Valuation and Amortization Methods
RSUs granted typically vest based on continued service. We value these time-based RSUs at the date of grant using the intrinsic value method. We amortize the fair value of time-based RSUs on a straight-line basis over the service period. These time-based RSUs accounted for approximately 91% of our total share-based compensation expense during the twelve months ended July 31, 2025. Certain RSUs granted to senior management vest based on the achievement of pre-established market or performance goals. We estimate the fair value of market-based RSUs at the date of grant using a Monte Carlo valuation methodology and amortize those fair values over the requisite service period for each separately vesting tranche of the award. The Monte Carlo methodology that we use to estimate the fair value of market-based RSUs at the date of grant incorporates into the valuation the possibility that the market condition may not be satisfied. Provided that the requisite service is rendered, the total fair value of the market-based RSUs at the date of grant must be recognized as compensation expense even if the market condition is not achieved. However, the number of shares that ultimately vest can vary significantly with the performance of the specified market criteria. We estimate the fair value of performance-based RSUs at the date of grant using the intrinsic value method and the probability that the specified performance criteria will be met. Each quarter, we update our assessment of the probability that the specified performance criteria will be achieved and adjust our estimate of the fair value of the performance-based RSUs if necessary. We amortize the fair values of performance-based RSUs over the requisite service period for each separately vesting tranche of the award. All of the RSUs we grant have dividend rights that are subject to the same vesting requirements as the underlying equity awards, so we do not adjust the market price of our stock on the date of grant for dividends.
We estimate the fair value of stock options granted using a lattice binomial model and a multiple option award approach. Our stock options have various restrictions, including vesting provisions and restrictions on transfer, and are often exercised prior to their contractual maturity. We believe that lattice binomial models are more capable of incorporating the features of our stock options than closed-form models such as the Black Scholes model. The use of a lattice binomial model requires the use of extensive actual employee exercise behavior and a number of complex assumptions, including the expected volatility of our stock price over the term of the options, risk-free interest rates, and expected dividends. We amortize the fair value of options on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods.

88	Intuit Fiscal 2025 Form 10-K

Expected Term. The expected term of options granted represents the period of time that they are expected to be outstanding and is a derived output of the lattice binomial model. The expected term of stock options is impacted by all of the underlying assumptions and calibration of our model. The lattice binomial model assumes that option exercise behavior is a function of the option’s remaining life and the extent to which the market price of our common stock exceeds the option exercise price. The lattice binomial model estimates the probability of exercise as a function of these two variables based on the history of exercises and cancellations on all past option grants made by us.
Expected Volatility. We estimate the volatility of our common stock at the date of grant based on the implied volatility of one-year publicly traded options on our common stock. Our decision to use implied volatility was based on the availability of actively traded options on our common stock and our assessment that implied volatility is more representative of future stock price trends than historical volatility.
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
We used the following assumptions to estimate the fair value of stock options granted and shares purchased under our Employee Stock Purchase Plan for the periods indicated:

	Twelve Months Ended July 31,
	2025	2024	2023
Assumptions for stock options:
Expected volatility (range)	29.54%	31%	30.41% - 33.19%
Weighted-average expected volatility	29.54%	31%	30.67%
Risk-free interest rate (range)	3.95%	4.13%	3.52% - 4.46%
Expected dividend yield	0.53%	0.57%	0.63%

Assumptions for ESPP:
Expected volatility (range)	30% - 31%	27% - 36%	38% - 48%
Weighted-average expected volatility	30%	31%	42%
Risk-free interest rate (range)	4.29% - 5.39%	4.94% - 5.55%	1.59% - 4.74%
Expected dividend yield (range)	0.56% - 0.69%	0.57% - 0.75%	0.74% - 0.81%

Intuit Fiscal 2025 Form 10-K	89

Share-Based Awards Available for Grant
A summary of share-based awards available for grant under our plans for the fiscal periods indicated was as follows:

(Shares in thousands)	Shares Available for Grant
Balance at July 31, 2022	26,260
Restricted stock units granted (1)	(12,098)
Options granted	(413)
Share-based awards canceled/forfeited/expired (1)(2)	5,277
Balance at July 31, 2023	19,026
Additional shares authorized	12,200
Restricted stock units granted (1)	(9,782)
Options granted	(326)
Share-based awards canceled/forfeited/expired (1)(2)	6,199
Balance at July 31, 2024	27,317
Restricted stock units granted (1)	(8,812)
Options granted	(287)
Share-based awards canceled/forfeited/expired (1)(2)	6,929
Balance at July 31, 2025	25,147
(1)RSUs granted from the pool of shares available for grant under our Restated 2005 Plan reduce the pool by 2.3 shares for each share granted. RSUs forfeited and returned to the pool of shares available for grant under the Restated 2005 Plan increase the pool by 2.3 shares for each share forfeited.
(2)Stock options and RSUs canceled, expired, or forfeited under our Restated 2005 Plan are returned to the pool of shares available for grant. Under the Restated 2005 Plan, shares withheld for income taxes upon vesting of RSUs that were granted on or after July 21, 2016 are also returned to the pool of shares available for grant.

90	Intuit Fiscal 2025 Form 10-K

Restricted Stock Unit and Restricted Stock Activity
A summary of RSU and restricted stock activity for the periods indicated was as follows:

(Shares in thousands)	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested at July 31, 2022	11,467	$413.32
Granted	5,260	452.45
Vested	(4,019)	414.12
Forfeited	(814)	364.45
Nonvested at July 31, 2023	11,894	433.70
Granted	4,253	590.59
Vested	(4,233)	439.08
Forfeited	(990)	390.17
Nonvested at July 31, 2024	10,924	496.64
Granted	3,831	696.82
Vested	(3,674)	512.36
Forfeited	(1,508)	456.60
Nonvested at July 31, 2025	9,573	$577.03
Additional information regarding our RSUs is shown in the table below.

	Twelve Months Ended July 31,
(In millions)	2025	2024	2023
Total fair market value of shares vested	$2,434	$2,575	$1,673

Share-based compensation for RSUs	$1,882	$1,857	$1,636

Total tax benefit related to RSU share-based compensation expense	$524	$545	$339

Cash tax benefits realized for tax deductions for RSUs	$533	$526	$347
At July 31, 2025, there was $5.1 billion of unrecognized compensation cost related to non-vested RSUs and restricted stock with a weighted-average vesting period of 3.0 years. We adjust unrecognized compensation cost for actual forfeitures as they occur.

Intuit Fiscal 2025 Form 10-K	91

Stock Option Activity
A summary of stock option activity for the periods indicated was as follows:

	Options Outstanding
(Shares in thousands)	Number of Shares	Weighted-Average Exercise Price Per Share
Balance at July 31, 2022	2,292	$289.62
Granted	413	489.85
Exercised	(551)	163.64
Canceled or expired	(24)	368.72
Balance at July 31, 2023	2,130	360.17
Granted	326	626.32
Exercised	(570)	212.89
Canceled or expired	(114)	467.16
Balance at July 31, 2024	1,772	449.66
Granted	287	781.21
Exercised	(660)	354.70
Canceled or expired	(80)	493.70
Balance at July 31, 2025	1,319	$566.59
Information regarding stock options outstanding as of July 31, 2025 is summarized below:

	Number of Shares (in thousands)	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price per Share	Aggregate Intrinsic Value (in millions)
Options outstanding	1,319	5.03	$566.59	$288
Options exercisable	572	3.79	$468.33	$181
The aggregate intrinsic values at July 31, 2025 are calculated as the difference between the exercise price of the underlying options and the market price of our common stock for shares that were in-the-money at that date. In-the-money options at July 31, 2025 were options that had exercise prices that were lower than the $785.13 market price of our common stock at that date.
Additional information regarding our stock options and ESPP shares is shown in the table below.

	Twelve Months Ended July 31,
(In millions, except per share amounts)	2025	2024	2023
Weighted-average fair value of options granted (per share)	$246.17	$188.54	$144.92

Total grant date fair value of options vested	$43	$38	$33

Aggregate intrinsic value of options exercised	$208	$209	$150

Share-based compensation expense for stock options and ESPP	$86	$83	$76

Total tax benefit for stock option and ESPP share-based compensation	$24	$49	$34

Cash received from option exercises	$234	$121	$90

Cash tax benefits realized related to tax deductions for non-qualified option exercises and disqualifying dispositions under all share-based payment arrangements	$27	$49	$31
At July 31, 2025, there was $146 million of unrecognized compensation cost related to non-vested stock options with a weighted-average vesting period of 3.2 years. We adjust unrecognized compensation cost for actual forfeitures as they occur.

92	Intuit Fiscal 2025 Form 10-K

Accumulated Other Comprehensive Loss
Comprehensive income consists of two elements, net income and other comprehensive income (loss). Other comprehensive income (loss) items are recorded in the stockholders’ equity section of our consolidated balance sheets and are excluded from net income. Our other comprehensive income (loss) consists of unrealized gains and losses on marketable debt securities classified as available-for-sale and foreign currency translation adjustments for subsidiaries with functional currencies other than the U.S. dollar.
The following table shows the components of accumulated other comprehensive loss, net of income taxes, in the stockholders’ equity section of our consolidated balance sheets at the dates indicated.

	July 31,
(In millions)	2025	2024
Unrealized gain on available-for-sale debt securities	$1	$—
Foreign currency translation adjustments	(51)	(54)
Total accumulated other comprehensive loss	$(50)	$(54)

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
We had liabilities related to this plan of $248 million at July 31, 2025 and $207 million at July 31, 2024. We have matched the plan liabilities with similar-performing assets, which are primarily investments in life insurance contracts. These assets are recorded in other long-term assets, while liabilities related to obligations are recorded in other current liabilities on our consolidated balance sheets.

401(k) Plans
In the U.S., employees who participate in the Intuit Inc. 401(k) Plan may currently contribute up to 50% of pre-tax compensation, subject to IRS limitations and the terms and conditions of the plan. We match a portion of employee contributions, currently 125% up to six percent of compensation, subject to maximum aggregate matching amounts and IRS limitations.
Additionally, Credit Karma employees in the U.S. who participate in the Credit Karma 401(k) Plan may currently contribute up to 90% of pre-tax compensation, subject to IRS limitations and the terms and conditions of the plan. We match a portion of Credit Karma employee contributions, currently 100% up to six percent of compensation each pay period, subject to maximum aggregate matching amounts and IRS limitations.
Matching contributions for both plans were $149 million for the twelve months ended July 31, 2025; $138 million for the twelve months ended July 31, 2024; and $136 million for the twelve months ended July 31, 2023.

Intuit Fiscal 2025 Form 10-K	93

13. Legal Proceedings
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

14. Segment Information
We have defined our four reportable segments, described below, based on factors such as how we manage our operations and how our chief operating decision maker (CODM) views results. We define the CODM as our Chief Executive Officer and our Chief Financial Officer. Our CODM uses regularly provided segment revenue and segment operating income to assess operating performance and allocate company resources.
On August 1, 2024, we renamed our Small Business & Self-Employed segment as the Global Business Solutions segment. This new name better aligns with the global reach of the Mailchimp and QuickBooks platform, our focus on serving both small and mid-market businesses, and our vision to become the all-in-one platform that customers use to grow and run their business.
On August 1, 2024, we reorganized certain technology and customer success functions in our Global Business Solutions, Consumer, and ProTax segments that support and benefit our overall platform and are managed at the corporate level rather than at the segment level. As a result of these reorganizations, costs associated with these functions are no longer included in segment operating income and are now included in other corporate expenses. For the twelve months ended July 31, 2024 and 2023, we reclassified expenses totaling $1.4 billion and $1.3 billion from Global Business Solutions, $573 million and

94	Intuit Fiscal 2025 Form 10-K

$475 million from Consumer, and $33 million and $34 million from ProTax to other corporate expenses, respectively, to conform to the current presentation.
Consistent with our vision to deliver one consumer platform, effective August 1, 2025, we combined the Consumer, Credit Karma, and ProTax businesses into a single Consumer business. We will reflect this new organization in our fiscal 2026 segment reporting.

Global Business Solutions: This segment serves small and mid-market businesses around the world, and the accounting professionals who assist and advise them. QuickBooks and Intuit Enterprise Suite are offerings powered by our all-in-one business platform which includes financial management services, human capital management solutions such as payroll and time tracking, money solutions, such as merchant payment processing, bill pay, checking accounts through an FDIC-member bank partner, and financing for small and mid-market businesses. Intuit Enterprise Suite provides mid-market businesses with a configurable, AI-powered solution that includes multi-entity and multi-dimensional financial management capabilities designed to seamlessly scale and enhance productivity and profitability for more complex businesses to streamline operations. Mailchimp offerings include marketing automation and customer relationship tools.
Consumer: This segment primarily serves consumers, helping customers get their taxes done with confidence—whether they do it themselves or with the help of an AI-enabled human expert. TurboTax delivers do-it-yourself and assisted income tax preparation products and services sold in the United States (U.S.) and Canada.
Credit Karma: This segment serves consumers with a personal finance offering that helps members find the right financial products and make smarter money decisions throughout the year to reach their financial goals. This includes personalized recommendations for credit card, home, auto, and personal loan, and insurance products; online savings and checking accounts through an FDIC-member bank partner; and access to their credit scores and reports, credit and identity monitoring, credit report dispute, credit building tools, and tools to help understand net worth and make financial progress.
ProTax: This segment serves professional accountants in the U.S. and Canada, who are essential to both business success and tax preparation and filing. Our professional tax offerings include Lacerte, ProSeries, and ProConnect Tax Online in the U.S., and ProFile and ProTax Online in Canada.

All of our segments operate primarily in the U.S. and sell primarily to customers in the U.S. Total international net revenue was approximately 8% of consolidated total net revenue in each of the twelve months ended July 31, 2025, 2024, and 2023.
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

Intuit Fiscal 2025 Form 10-K	95

The following table shows our financial results by reportable segment for the periods indicated.

	Twelve Months Ended July 31,
(In millions)	2025	2024	2023
Net revenue:
Global Business Solutions	$11,077	$9,533	$8,038
Consumer	4,870	4,445	4,135
Credit Karma	2,263	1,708	1,634
ProTax	621	599	561
Total net revenue	$18,831	$16,285	$14,368

Segment cost of revenue and operating expenses:
Global Business Solutions(1)	$2,610	$2,376	$2,138
Consumer(1)	1,084	952	785
Credit Karma(2)	1,428	1,294	1,206
ProTax(1)	88	79	72
Total segment cost of revenues and operating expenses	$5,210	$4,701	$4,201

Operating income:
Global Business Solutions	$8,467	$7,157	$5,900
Consumer	3,786	3,493	3,350
Credit Karma	835	414	428
ProTax	533	520	489
Total segment operating income	13,621	11,584	10,167
Unallocated corporate items:
Share-based compensation expense	(1,968)	(1,915)	(1,712)
Other corporate expenses	(6,078)	(5,187)	(4,668)
Amortization of acquired technology	(156)	(146)	(163)
Amortization of other acquired intangible assets	(481)	(483)	(483)
Restructuring charges (3)	(15)	(223)	—
Total unallocated corporate items	(8,698)	(7,954)	(7,026)
Total operating income	$4,923	$3,630	$3,141
(1)    For our Global Business Solutions, Consumer, and ProTax segments cost of revenues and operating expenses primarily include direct expenses related to selling and marketing, direct costs associated with our product and services offerings, and certain design and product management related costs. They exclude expenses that are recorded within unallocated corporate items, such as certain technology and customer success costs that support and benefit the overall platform and are managed at the corporate level.
(2)    For our Credit Karma segment cost of revenues and operating expenses include certain direct expenses related to selling and marketing, product development, and general and administrative and exclude expenses that are recorded within unallocated corporate items.
(3)    Restructuring charges for the twelve months ended July 31, 2024 include $25 million in share-based compensation expense associated with our restructuring plan. See Note 15, “Restructuring,” for more information.

96	Intuit Fiscal 2025 Form 10-K

Revenue classified by significant service and product offerings was as follows:

	Twelve Months Ended July 31,
(In millions)	2025	2024	2023
Net revenue:
QuickBooks Online Accounting	$4,120	$3,379	$2,849
Online Services	4,182	3,513	2,910
Total Online Ecosystem	8,302	6,892	5,759
QuickBooks Desktop Accounting	1,672	1,575	1,211
Desktop Services and Supplies	1,103	1,066	1,068
Total Desktop Ecosystem	2,775	2,641	2,279
Global Business Solutions	11,077	9,533	8,038
Consumer	4,870	4,445	4,135
Credit Karma	2,263	1,708	1,634
ProTax	621	599	561
Total net revenue	$18,831	$16,285	$14,368

15. Restructuring
In July 2024, our management approved, committed to, and initiated a plan of reorganization (the Plan) focused on reallocating resources to our key growth areas. The Plan included the exit of employees and the closing of real estate sites in certain markets to support growing technology teams and capabilities in strategic locations. The actions associated with the Plan were substantially complete in the first quarter of fiscal 2025. Total restructuring costs associated with the Plan were $238 million. During the twelve months ended July 31, 2025 and 2024, we recorded charges in connection with the Plan of $15 million and $223 million, respectively. These charges are primarily related to severance and employee benefits and are recorded to restructuring in our consolidated statements of operations.
The following table summarizes the activity for the Plan by segment.

(In millions)	Accrued July 31, 2024	Additional Costs/Adjustments	Cash Payments	Non-Cash Items	Accrued July 31, 2025	Total Costs Incurred to Date	Total Expected Plan Cost
Global Business Solutions	$84	$5	$(86)	$—	$3	$101	$101
Consumer	9	—	(9)	—	—	9	9
Credit Karma	—	—	—	—	—	—	—
ProTax	2	—	(2)	—	—	2	2
Corporate	92	10	(97)	(5)	—	126	126
Totals	$187	$15	$(194)	$(5)	$3	$238	$238

	Accrued July 31, 2023	Initial Costs	Cash Payments	Non-Cash Items	Accrued July 31, 2024
Global Business Solutions	$—	$96	$—	$(12)	$84
Consumer	—	9	—	—	9
Credit Karma	—	—	—	—	—
ProTax	—	2	—	—	2
Corporate	—	116	—	(24)	92
Totals	$—	$223	$—	$(36)	$187

The liability for restructuring charges is included in accrued compensation and related liabilities in the accompanying consolidated balance sheets.

Intuit Fiscal 2025 Form 10-K	97

INTUIT INC. SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(In millions)	Beginning Balance	Additions Charged to Expense/ Revenue	Deductions	Ending Balance
Year ended July 31, 2025
Allowance for doubtful accounts	$5	$50	$(50)	$5
Reserve for returns, credits, and promotional discounts	40	334	(335)	39

Year ended July 31, 2024
Allowance for doubtful accounts	$7	$61	$(63)	$5
Reserve for returns, credits, and promotional discounts	32	302	(294)	40

Year ended July 31, 2023
Allowance for doubtful accounts	$31	$57	$(81)	$7
Reserve for returns, credits, and promotional discounts	31	261	(260)	32

98	Intuit Fiscal 2025 Form 10-K

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
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of July 31, 2025 based on the guidelines established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO).
Based on the results of our evaluation, our management has concluded that our internal control over financial reporting was effective as of July 31, 2025 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. We reviewed the results of management’s assessment with the Audit and Risk Committee of Intuit’s Board of Directors.
Ernst & Young LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of July 31, 2025. Their report is included in Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting during the quarterly period ended July 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 9B - OTHER INFORMATION
During the three months ended July 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K).

ITEM 9C - DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

Intuit Fiscal 2025 Form 10-K	99

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
We maintain a Code of Conduct and Ethics that applies to all employees, including all officers. We also maintain a Board of Directors Code of Ethics that applies to all members of our Board of Directors. Our Code of Conduct and Ethics and Board of Directors Code of Ethics incorporate guidelines designed to deter wrongdoing and to promote honest and ethical conduct and compliance with applicable laws and regulations. Our Code of Conduct and Ethics is available on our website at https://www.intuit.com/company/code-of-conduct-and-ethics/. Our Board of Directors Code of Ethics is available on our website at https://investors.intuit.com/corporate-governance/governance-documents. We intend to disclose amendments to certain provisions of our Code of Conduct and Ethics and Board of Directors Code of Ethics, or waivers of such provisions granted to executive officers and directors, on this website within four business days following the date of the amendment or waiver, as required.
The other information required by this Item 10 regarding directors is incorporated by reference from the information contained in our Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for our 2026 Annual Meeting of Stockholders (the “2026 Proxy Statement”) under the sections entitled “Proposal No. 1 - Election of Directors – Our Director Nominees” and “Corporate Governance.” Certain information required by this Item 10 regarding executive officers is set forth in Item 1 of Part I of this report under the heading “Information about our Executive Officers.”
The information required by Item 408(b) of Regulation S-K is incorporated by reference from the information contained in our 2026 Proxy Statement under the heading “Corporate Governance – Insider Trading Policy.”

ITEM 11 - EXECUTIVE COMPENSATION
The information required by this Item 11 is incorporated by reference from the information contained in our 2026 Proxy Statement under the sections entitled “Compensation and Organizational Development Committee Report,” “Compensation Discussion and Analysis,” “Director Compensation,” “Equity Compensation Plan Information,” and “Executive Compensation Tables.”

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item 12 is incorporated by reference from the information contained in our 2026 Proxy Statement under the sections entitled “Stock Ownership Information” and “Executive Compensation Tables.”

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item 13 is incorporated by reference from the information contained in our 2026 Proxy Statement under the sections entitled “Corporate Governance – Director Independence” and “Corporate Governance – Transactions with Related Persons.”

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item 14 is incorporated by reference from the information contained in our 2026 Proxy Statement under the section entitled “Proposal No. 3 - Ratification of Selection of Independent Registered Public Accounting Firm.”

100	Intuit Fiscal 2025 Form 10-K

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
			8-K	9/13/2021

3.01	Intuit Inc. Amended and Restated Certificate of Incorporation, effective January 27, 2025		10-Q	2/25/2025

3.02	Bylaws of Intuit Inc., as amended and restated on July 27, 2023		8-K	8/2/2023

4.01	Form of Specimen Certificate for Intuit’s Common Stock		10-K	9/15/2009

4.02	Description of Common Stock		10-K	8/30/2019

4.03	Indenture, dated as of June 29, 2020, between Intuit and U.S. Bank National Association, as trustee		8-K	6/29/2020

4.05	Form of 1.350% Senior Note due 2027		8-K	6/29/2020

4.06	Form of 1.650% Senior Note due 2030		8-K	6/29/2020

4.07	Supplemental Indenture, dated as of September 15, 2023, between Intuit Inc. and U.S. Bank Trust Company, National Association, as trustee		8-K	9/15/2023

4.08	Form of 5.250% Senior Note due 2026		8-K	9/15/2023

4.09	Form of 5.125% Senior Note due 2028		8-K	9/15/2023

4.10	Form of 5.200% Senior Note due 2033		8-K	9/15/2023

4.11	Form of 5.500% Senior Note due 2053		8-K	9/15/2023

10.01+	Intuit Inc. Amended and Restated 2005 Equity Incentive Plan, as amended through January 18, 2024		10-Q	1/18/2024

10.02+	Intuit Inc. Amended and Restated 2005 Equity Incentive Plan, as amended through January 20, 2022		10-K	3/2/2022

10.03+	Intuit Inc. Performance Incentive Plan, Amended and Restated effective October 25, 2023		10-Q	11/28/2023

Intuit Fiscal 2025 Form 10-K	101

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference Form/File No.	Date
10.04+	Form of Equity Grant Agreement: CEO, EVP, and SVP Stock Option	X

10.05+	Form of Equity Grant Agreement: CEO Restricted Stock Unit	X

10.06+	Form of Equity Grant Agreement: EVP and SVP Restricted Stock Unit	X

10.07+	Form of Equity Grant Agreement: CEO Performance-Based Restricted Stock Unit	X

10.08+	Form of Equity Grant Agreement: EVP and SVP Performance-Based Restricted Stock Unit	X

10.09+	Forms of Equity Grants Agreements: CEO, EVP, and SVP Stock Option; EVP and SVP Performance-Based Restricted Stock Unit; CEO Restricted Stock Unit; and EVP and SVP Restricted Stock Unit		10-K	9/4/2024

10.10+	Forms of Equity Grants Agreements: CEO, EVP, and SVP Stock Option; EVP and SVP Performance-Based Restricted Stock Unit; CEO Restricted Stock Unit; and EVP and SVP Restricted Stock Unit		10-K	9/1/2023

10.11+	Forms of Equity Grant Agreements: CEO Performance-Based Restricted Stock Unit; Executive Performance-Based Restricted Stock Unit		10-K	9/2/2022

10.12+
Forms of Equity Grant Agreements: Executive Chairman Non-Qualified Stock Option; Executive Chairman Service-Based Restricted Stock Unit; Executive Chairman Performance-Based Restricted stock Unit; CEO Performance-Based Restricted Stock Unit; Executive Performance-Based Restricted Stock Unit; Service-Based Restricted Stock Unit (non-focal)
			10-K	9/8/2021

10.13+
Forms of Equity Grant Agreements: Executive Chair and EVP Service-Based Restricted Stock Unit; Executive Chair and EVP TSR Performance-Based Restricted Stock Unit; CEO Service-Based Restricted Stock Unit; CEO TSR Performance-Based Restricted Stock Unit
			10-K	8/31/2020

10.14+	Forms of Equity Grant Agreements: Executive Chair and EVP Restricted Stock Unit, and CEO Restricted Stock Unit		10-K	8/30/2019

10.15+
Forms of Equity Grant Agreements: EVP-SVP TSR Performance-Based Restricted Stock Unit, CEO TSR Performance-Based Restricted Stock Unit, EVP Time-Based Restricted Stock Unit, CEO Restricted Stock Unit, Stock Option - 4 year vest, Time-Based RSU - 4 year vest (focal), New Hire Time-Based Restricted Stock Unit - 4 year vest
			10-K	8/31/2018

10.16+	Form of Amended and Restated 2005 Equity Incentive Plan Non-Qualified Stock Option Grant Agreement: New Hire, Promotion, Retention or Focal Grant		10-K	9/13/2013

10.17+	Credit Karma, Inc. 2015 Equity Incentive Plan, as amended		S-8 333-251096	12/3/2020

10.18+	Form of Restricted Stock Unit Agreement under the Credit Karma, Inc. 2015 Equity Incentive Plan		S-8 333-251096	12/3/2020

10.19+	Form of Restricted Stock Unit Agreement under the Credit Karma, Inc. 2015 Equity Incentive Plan		S-8 333-251096	12/3/2020

10.20+	Form of Restricted Stock Unit Agreement under the Credit Karma, Inc. 2015 Equity Incentive Plan		S-8 333-251096	12/3/2020

10.21+	Intuit Inc. Amended and Restated Employee Stock Purchase Plan, as amended through January 19, 2023		10-Q	2/23/2023

102	Intuit Fiscal 2025 Form 10-K

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference Form/File No.	Date
10.22+	Intuit Inc. Employee Stock Purchase Plan, as amended through January 19, 2022		10-Q	3/2/2022

10.23+	Intuit Inc. Amended Non-Employee Director Compensation Program, effective January 23, 2025		8-K	11/4/2024

10.24+	Intuit Inc. Amended Non-Employee Director Compensation Program, effective January 20, 2022		8-K	1/24/2022

10.25+	Description of Non-Employee Director Compensation, approved October 31, 2018 and effective January 17, 2019		10-Q	11/20/2018

10.26+	Description of Non-Employee Director Compensation, approved October 19, 2017 and effective January 18, 2018		10-Q	11/20/2017

10.27+	Forms of Non-employee Director Restricted Stock Unit Agreements		10-Q	11/20/2017

10.28+	Form of Director Restricted Stock Units Conversion Grant Agreement		10-Q	3/1/2013

10.29+	Fourth Amended and Restated Management Stock Purchase Program		10-Q	2/22/2019

10.30+	Intuit Executive Relocation Policy		10-K	8/31/2018

10.31+	Intuit Inc. Non-qualified Deferred Compensation Plan, effective January 1, 2009		10-Q	11/20/2017

10.32+	Intuit Inc. 2005 Executive Deferred Compensation Plan, effective January 1, 2005		10-Q	12/10/2004

10.33+	Intuit Executive Deferred Compensation Plan, effective March 15, 2002		10-Q	5/31/2002

10.34+	Amended and Restated Intuit Inc. Performance Incentive Plan, adopted October 28, 2020		10-Q	11/19/2020

10.35+	Form of Indemnification Agreement entered into by Intuit with each of its directors and certain officers		10-Q	2/23/2017

10.36+	Letter regarding Terms of Employment by and between Intuit Inc. and Sandeep Aujla, dated February 17, 2023 and effective August 1, 2023		10-Q	5/23/2023

10.37+	Letter Regarding Terms of Employment by and between Intuit Inc. and Sasan Goodarzi, dated November 15, 2018		10-Q	11/20/2018

10.38+	Employment memo dated November 7, 2018 to Marianna Tessel and effective January 1, 2019		10-K	8/31/2020

10.39	Assurance of Voluntary Compliance, dated May 4, 2022, by and between Intuit Inc. and the Attorney General of the State of New York		10-K	9/2/2022

10.40	Schedule identifying agreements substantially identical to the Assurance of Voluntary Compliance filed as Exhibit 10.37 hereto		10-K	9/2/2022

10.41	Revolving Credit Agreement, dated as of January 30, 2025, by and among Intuit Inc., the lenders party thereto, and JPMorgan Chase Bank, N.A. as administrative agent		8-K	1/31/2025

10.42+	Transition Agreement between Intuit Inc. and Laura Fennell, dated June 16, 2025	X

Intuit Fiscal 2025 Form 10-K	103

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference Form/File No.	Date
19.01	Policy Prohibiting Insider Trading (Global)	X

21.01	List of Intuit’s Subsidiaries	X

23.01	Consent of Independent Registered Public Accounting Firm	X

24.01	Power of Attorney (see signature page)	X

31.01	Certification of Chief Executive Officer	X

31.02	Certification of Chief Financial Officer	X

32.01*	Section 1350 Certification (Chief Executive Officer)	X

32.02*	Section 1350 Certification (Chief Financial Officer)	X

97.01	Compensation Recoupment Policy		10-K	9/4/2024

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X

101.SCH	XBRL Taxonomy Extension Schema	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X
______________________

+	Indicates a management contract or compensatory plan or arrangement.
*	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Intuit specifically incorporates it by reference.

ITEM 16 - FORM 10-K SUMMARY
None.

104	Intuit Fiscal 2025 Form 10-K

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTUIT INC.
Dated:	September 3, 2025	By:	/s/ SANDEEP S. AUJLA
Sandeep S. Aujla
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Intuit Fiscal 2025 Form 10-K	105

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date
Principal Executive Officer:
/s/ SASAN K. GOODARZI	President, Chief Executive Officer, and Director	September 3, 2025
Sasan K. Goodarzi

Principal Financial Officer:
/s/ SANDEEP S. AUJLA	Executive Vice President and Chief Financial Officer	September 3, 2025
Sandeep S. Aujla

Principal Accounting Officer:
/s/ LAUREN D. HOTZ	Senior Vice President and Chief Accounting Officer	September 3, 2025
Lauren D. Hotz

Additional Directors:
/s/ EVE BURTON	Director	September 3, 2025
Eve Burton

/s/ SCOTT D. COOK	Director	September 3, 2025
Scott D. Cook

/s/ RICHARD L. DALZELL	Director	September 3, 2025
Richard L. Dalzell

/s/ DEBORAH LIU	Director	September 3, 2025
Deborah Liu

/s/ TEKEDRA MAWAKANA	Director	September 3, 2025
Tekedra Mawakana

/s/ SUZANNE NORA JOHNSON	Chair of the Board of Directors	September 3, 2025
Suzanne Nora Johnson

/s/ FORREST NORROD	Director	September 3, 2025
Forrest Norrod

/s/ VASANT PRABHU	Director	September 3, 2025
Vasant Prabhu

/s/ RYAN ROSLANSKY	Director	September 3, 2025
Ryan Roslansky

/s/ THOMAS SZKUTAK	Director	September 3, 2025
Thomas Szkutak

/s/ RAUL VAZQUEZ	Director	September 3, 2025
Raul Vazquez

/s/ ERIC S. YUAN	Director	September 3, 2025
Eric S. Yuan

106	Intuit Fiscal 2025 Form 10-K