Form 10-Q
period 2025-10-31
INTUIT INC.
filed 2025-11-20
CIK 896878

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended October 31, 2025
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares (in thousands) of Common Stock, $0.01 par value, outstanding as of November 13, 2025 was 278,400.

INTUIT INC. FORM 10-Q INDEX
Intuit, QuickBooks, TurboTax, Credit Karma, and Mailchimp, among others, are registered trademarks and/or registered service marks of Intuit Inc., or one of its subsidiaries, in the United States and other countries. Other parties’ marks are the property of their respective owners.

Intuit Q1 Fiscal 2026 Form 10-Q	2

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

Intuit Q1 Fiscal 2026 Form 10-Q	3

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

INTUIT INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended
(In millions, except per share amounts)	October 31, 2025	October 31, 2024
Net revenue:
Service	$3,497	$2,889
Product and other	388	394
Total net revenue	3,885	3,283
Costs and expenses:
Cost of revenue:
Cost of service revenue	824	772
Cost of product and other revenue	15	14
Amortization of acquired technology	44	37
Selling and marketing	1,082	962
Research and development	843	704
General and administrative	422	394
Amortization of other acquired intangible assets	121	120
Restructuring	—	9
Total costs and expenses	3,351	3,012
Operating income	534	271
Interest expense	(58)	(60)
Interest and other income, net	85	2
Income before income taxes	561	213
Income tax provision	115	16
Net income	$446	$197

Basic net income per share	$1.60	$0.70
Shares used in basic per share calculations	279	280

Diluted net income per share	$1.59	$0.70
Shares used in diluted per share calculations	281	283
See accompanying notes.

Intuit Q1 Fiscal 2026 Form 10-Q	4

INTUIT INC. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended
(In millions)	October 31, 2025	October 31, 2024

Net income	$446	$197
Other comprehensive loss, net of income taxes:
Foreign currency translation loss	(1)	—
Total other comprehensive loss, net	(1)	—
Comprehensive income	$445	$197
See accompanying notes.

Intuit Q1 Fiscal 2026 Form 10-Q	5

INTUIT INC. CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In millions)	October 31, 2025	July 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$3,506	$2,884
Investments	190	1,668
Accounts receivable, net	579	530
Notes receivable held for investment	1,519	1,403
Notes receivable held for sale	48	—
Income taxes receivable	31	50
Prepaid expenses and other current assets	630	496
Current assets before funds receivable and amounts held for customers	6,503	7,031
Funds receivable and amounts held for customers	3,918	7,076
Total current assets	10,421	14,107
Long-term investments	92	94
Property and equipment, net	965	961
Operating lease right-of-use assets	596	541
Goodwill	13,980	13,980
Acquired intangible assets, net	5,136	5,302
Long-term deferred income tax assets	1,173	1,222
Other assets	828	751
Total assets	$33,191	$36,958

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$749	$—
Accounts payable	670	792
Accrued compensation and related liabilities	479	858
Deferred revenue	1,045	1,019
Other current liabilities	658	625
Current liabilities before funds payable and amounts due to customers	3,601	3,294
Funds payable and amounts due to customers	3,918	7,076
Total current liabilities	7,519	10,370
Long-term debt	5,391	5,973
Operating lease liabilities	643	597
Other long-term obligations	316	308
Total liabilities	13,869	17,248
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock and additional paid-in capital	21,996	21,635
Treasury stock, at cost	(22,394)	(21,543)
Accumulated other comprehensive loss	(51)	(50)
Retained earnings	19,771	19,668
Total stockholders’ equity	19,322	19,710
Total liabilities and stockholders’ equity	$33,191	$36,958
See accompanying notes.

Intuit Q1 Fiscal 2026 Form 10-Q	6

.

INTUIT INC. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	Three Months Ended October 31, 2025
(Dollars in millions, except per share amount; shares in thousands)	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
Balance at July 31, 2025	279,129	$21,635	$(21,543)	$(50)	$19,668	$19,710
Comprehensive income	—	—	—	(1)	446	445
Issuance of stock under employee stock plans, net of shares withheld for employee taxes	625	(182)	—	—	—	(182)
Stock repurchases under stock repurchase programs	(1,245)	—	(851)	—	—	(851)
Dividends and dividend rights declared ($1.20 per share)	—	—	—	—	(343)	(343)
Share-based compensation expense	—	543	—	—	—	543
Balance at October 31, 2025	278,509	$21,996	$(22,394)	$(51)	$19,771	$19,322

	Three Months Ended October 31, 2024
(Dollars in millions, except per share amount; shares in thousands)	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
Balance at July 31, 2024	280,268	$20,251	$(18,750)	$(54)	$16,989	$18,436
Comprehensive income	—	—	—	—	197	197
Issuance of stock under employee stock plans, net of shares withheld for employee taxes	768	(143)	—	—	—	(143)
Stock repurchases under stock repurchase programs	(915)	—	(570)	—	—	(570)
Dividends and dividend rights declared ($1.04 per share)	—	—	—	—	(295)	(295)
Share-based compensation expense	—	511	—	—	—	511
Balance at October 31, 2024	280,121	$20,619	$(19,320)	$(54)	$16,891	$18,136

See accompanying notes.

Intuit Q1 Fiscal 2026 Form 10-Q	7

INTUIT INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
(In millions)	October 31, 2025	October 31, 2024
Cash flows from operating activities:
Net income	$446	$197
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	44	44
Amortization of acquired intangible assets	165	157
Non-cash operating lease cost	23	19
Share-based compensation expense	543	511
Deferred income taxes	58	(91)
Other	(6)	63
Total adjustments	827	703
Changes in operating assets and liabilities:
Accounts receivable	(49)	31
Income taxes receivable	19	51
Prepaid expenses and other assets	(119)	(27)
Accounts payable	(135)	(75)
Accrued compensation and related liabilities	(378)	(507)
Deferred revenue	25	19
Operating lease liabilities	(23)	(22)
Other liabilities	24	(8)
Total changes in operating assets and liabilities	(636)	(538)
Net cash provided by operating activities	637	362
Cash flows from investing activities:
Purchases of corporate and customer fund investments	(101)	(306)
Sales of corporate and customer fund investments	115	55
Maturities of corporate and customer fund investments	1,473	235
Purchases of property and equipment	(38)	(33)
Originations and purchases of notes receivable held for investment	(1,297)	(666)
Sales of notes receivable originally classified as held for investment	213	110
Principal repayments of notes receivable held for investment	876	420
Other	(43)	(3)
Net cash provided by (used in) investing activities	1,198	(188)
Cash flows from financing activities:
Proceeds from borrowings under secured revolving credit facilities	166	85
Proceeds from issuance of stock under employee stock plans	62	96
Payments for employee taxes withheld upon vesting of restricted stock units	(244)	(239)
Cash paid for purchases of treasury stock	(854)	(557)
Dividends and dividend rights paid	(341)	(296)
Net change in funds receivable and funds payable and amounts due to customers	(3,160)	1,672
Other	(1)	—
Net cash provided by (used in) financing activities	(4,372)	761

Intuit Q1 Fiscal 2026 Form 10-Q	8

Effect of exchange rates on cash, cash equivalents, restricted cash, and restricted cash equivalents	(1)	—
Net increase (decrease) in cash, cash equivalents, restricted cash, and restricted cash equivalents	(2,538)	935
Cash, cash equivalents, restricted cash, and restricted cash equivalents at beginning of period	9,481	7,099
Cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period	$6,943	$8,034

Reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents reported within the condensed consolidated balance sheets to the total amounts reported on the condensed consolidated statements of cash flows
Cash and cash equivalents	$3,506	$2,872
Restricted cash and restricted cash equivalents included in funds receivable and amounts held for customers	3,437	5,162
Total cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period	$6,943	$8,034

Supplemental schedule of non-cash investing activities:
Transfers of notes receivable originated or purchased as held for investment to held for sale	$253	$113
See accompanying notes.

Intuit Q1 Fiscal 2026 Form 10-Q	9

INTUIT INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Description of Business and Summary of Significant Accounting Policies

Description of Business
Intuit Inc. (Intuit, we, us, or our) is a global financial technology platform with a mission to power prosperity around the world. We help consumers complete their taxes with ease and confidence and improve their financial success, from credit building to wealth building, with tax and personal financial management products. We help small and mid-market businesses grow and run their business end-to-end, from lead to cash. This encompasses financial management, which includes payments and capital, compliance, human capital management, and marketing products and services. For accounting professionals, we provide professional tax and financial management products and services.
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
Effective August 1, 2025, we combined our Consumer, Credit Karma, and ProTax businesses into a single Consumer segment in order to better serve the diverse financial needs of our customers as one consumer platform. Our chief operating decision maker allocates resources and assesses segment performance using regularly provided segment revenue and segment operating income information under this updated segment structure. To align results under this segment change, certain selling and marketing, product development, and general and administrative expenses for Credit Karma that were managed at the segment level are now managed at the platform level and are included in other corporate expenses rather than in segment expenses. Also on August 1, 2025, we reorganized certain marketing, communications, and customer success functions in our Global Business Solutions segment that support and benefit our overall platform and are managed at that level rather than at the segment level. Additionally, certain data science and analytics teams that were managed at the platform level are now managed at the segment level. We have recast certain previously reported amounts to conform to these segment changes. As a result of these changes, for the three months ended October 31, 2024, we reclassified expenses totaling $3 million from Global Business Solutions and $152 million from Consumer to other corporate expenses to conform to the current presentation. See Note 12, "Segment Information," for more information.
These unaudited condensed consolidated financial statements and accompanying notes should be read together with the audited consolidated financial statements in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2025. Results for the three months ended October 31, 2025 are not necessarily indicative of the results we expect for the fiscal year ending July 31, 2026 or any other future period.

Seasonality
Within our Consumer segment, our TurboTax and ProTax offerings have a significant and distinct seasonal pattern as sales and revenue from our income tax preparation products and services are typically heavily concentrated in the period from November through April. This seasonal pattern typically results in higher net revenues during our second and third quarters ending January 31 and April 30, respectively.

Significant Accounting Policies
We described our significant accounting policies in Note 1 to the financial statements in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2025. There have been no changes to our significant accounting policies during the first three months of fiscal 2026.

Intuit Q1 Fiscal 2026 Form 10-Q	10

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
Dividend rights apply to all RSUs that we grant and are accumulated and paid when the underlying RSUs vest. Since dividend rights are subject to the same vesting requirements as the underlying equity awards, they are considered a contingent transfer of value. Consequently, the RSUs are not considered participating securities, and we do not present them separately in earnings per share.
In loss periods, basic net loss per share and diluted net loss per share are the same since the effect of potential common shares is anti-dilutive and therefore excluded.

Intuit Q1 Fiscal 2026 Form 10-Q	11

The following table presents the composition of shares used in the computation of basic and diluted net income per share for the periods indicated.

	Three Months Ended
(In millions, except per share amounts)	October 31, 2025	October 31, 2024
Numerator:
Net income	$446	$197

Denominator:
Shares used in basic per share calculations:
Weighted-average common shares outstanding	279	280

Shares used in diluted per share calculations:
Weighted-average common shares outstanding	279	280
Dilutive potential common equivalent shares from share-based awards	2	3
Dilutive weighted-average common shares outstanding	281	283

Basic and diluted net income per share:
Basic net income per share	$1.60	$0.70

Diluted net income per share	$1.59	$0.70

Shares excluded from diluted net income per share:
Weighted-average share-based awards that have been excluded from dilutive common equivalent shares outstanding due to their anti-dilutive effect	3	—

Deferred Revenue
We record deferred revenue when we have entered into a contract with a customer, and cash payments are received or due prior to transfer of control or satisfaction of the related performance obligation. Our deferred revenue primarily relates to our subscription offerings. During the three months ended October 31, 2025, we recognized revenue of $590 million that was included in deferred revenue at July 31, 2025. During the three months ended October 31, 2024, we recognized revenue of $524 million that was included in deferred revenue at July 31, 2024.
Our performance obligations are generally satisfied within 12 months of the initial contract date. As of October 31, 2025 and July 31, 2025, the deferred revenue balance related to performance obligations that will be satisfied after 12 months was $3 million and $4 million, respectively, and is included in other long-term obligations on our condensed consolidated balance sheets.

Concentration of Credit Risk and Significant Customers
No customer accounted for 10% or more of total net revenue in the three months ended October 31, 2025 or October 31, 2024. No customer accounted for 10% or more of gross accounts receivable at October 31, 2025 or July 31, 2025.

Accounting Standards Not Yet Adopted
Income Tax: In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures." This standard requires additional disclosures related to the income tax rate reconciliation, income taxes paid by jurisdiction, and other income tax-related disclosures. The standard is effective for fiscal years beginning after December 15, 2024, which means that it will be effective for us for our annual reporting for the fiscal year ending July 31, 2026. Early adoption is permitted on either a prospective or retrospective basis.
Disaggregation of Income Statement Expenses: In November 2024, the FASB issued ASU 2024-03, "Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses," and in January 2025, the FASB issued ASU 2025-01, "Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date," which clarified the effective date of ASU 2024-03. This standard requires entities to disaggregate operating expenses into specific categories such as employee compensation, depreciation, and intangible asset amortization, by relevant expense caption on the statement of

Intuit Q1 Fiscal 2026 Form 10-Q	12

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
Measurement of Credit Losses for Accounts Receivable and Contract Assets: In July 2025, the FASB issued ASU 2025-05, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets.” This standard allows entities to apply a practical expedient when estimating expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under FASB Accounting Standards Codification (ASC) Topic 606, “Revenue from Contracts with Customers.” The standard is effective for fiscal years beginning after December 15, 2025, including interim periods within those fiscal years, which means that it will be effective for us in the first quarter of our fiscal year ending July 31, 2027. Early adoption is permitted, and the standard is to be applied prospectively.
Internal-Use Software: In September 2025, the FASB issued ASU 2025-06, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software.” The standard removes all references to project stages and clarifies the threshold entities apply to begin capitalizing costs. The standard is effective for fiscal years beginning after December 15, 2027, including interim reporting periods within those fiscal years, which means that it will be effective for us in the first quarter of our fiscal year ending July 31, 2029. Early adoption is permitted, and the standard is to be applied using a prospective, retrospective, or modified transition approach.
Credit Losses: Purchased Loans: In November 2025, the FASB issued ASU 2025-08, “Financial Instruments—Credit Losses (Topic 326): Purchased Loans.” The standard expands the population of acquired financial assets subject to the gross-up approach in Topic 326 whereby certain purchased loans are recognized at their purchase price plus an allowance for expected credit losses. The standard is effective for fiscal years beginning after December 15, 2026, including interim reporting periods within those fiscal years, which means that it will be effective for us in the first quarter of our fiscal year ending July 31, 2028. Early adoption is permitted, and the standard is to be applied prospectively.
We are currently evaluating the impact of our pending adoptions of the above standards on our consolidated financial statements and related disclosures.

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

Intuit Q1 Fiscal 2026 Form 10-Q	13

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table summarizes financial assets that we measured at fair value on a recurring basis at the dates indicated, classified in accordance with the fair value hierarchy described above.

	October 31, 2025			July 31, 2025
(In millions)	Level 1	Level 2	Total Fair Value	Level 1	Level 2	Total Fair Value
Assets:
Cash equivalents, primarily money market funds	$2,330	$—	$2,330	$1,790	$—	$1,790
Available-for-sale debt securities:
Corporate notes	—	335	335	—	502	502
U.S. agency securities	—	5	5	—	1,316	1,316
Total available-for-sale debt securities	—	340	340	—	1,818	1,818
Total assets measured at fair value on a recurring basis	$2,330	$340	$2,670	$1,790	$1,818	$3,608
The following table summarizes our cash equivalents and available-for-sale debt securities by balance sheet classification and level in the fair value hierarchy at the dates indicated.

	October 31, 2025			July 31, 2025
(In millions)	Level 1	Level 2	Total Fair Value	Level 1	Level 2	Total Fair Value
Cash equivalents:
In cash and cash equivalents	$2,330	$—	$2,330	$1,790	$—	$1,790
Available-for-sale debt securities:
In investments	$—	$190	$190	$—	$1,668	$1,668
In funds receivable and amounts held for customers	—	150	150	—	150	150
Total available-for-sale debt securities	$—	$340	$340	$—	$1,818	$1,818
We value our Level 1 assets, consisting primarily of money market funds, using quoted prices in active markets for identical instruments.
Financial assets whose fair values we measure on a recurring basis using Level 2 inputs consist of corporate notes and U.S. agency securities. We measure the fair values of these assets with the help of a pricing service that either provides quoted market prices in active markets for identical or similar securities or uses observable inputs for their pricing without applying significant adjustments. Our fair value processes include controls designed to ensure that we record appropriate fair values for our Level 2 investments. These controls include comparison to pricing provided by a secondary pricing service or investment manager, validation of pricing sources and models, review of key model inputs, and independent recalculation of prices where appropriate.
Financial assets whose fair values we measure using Level 3 inputs consist of notes receivable held for sale and notes receivable held for investment. Notes receivable held for sale are recorded at the lower of amortized cost or fair value. As of October 31, 2025, total notes receivable held for sale were not material and the difference between amortized cost and fair value was not material. As of July 31, 2025, we held no notes receivable for sale. As of October 31, 2025 and July 31, 2025, the difference between the amortized cost and fair value of notes receivable held for investment was not material.
Financial liabilities whose fair values we measure using Level 2 inputs consist of senior unsecured notes. We measure the fair value of our senior unsecured notes based on their trading prices and the interest rates we could obtain for other borrowings with similar terms. At each of the reporting periods ended October 31, 2025 and July 31, 2025, the total estimated fair value of the senior unsecured notes was $5.0 billion. At each of the reporting periods ended October 31, 2025 and July 31, 2025, the carrying value of the senior unsecured notes was $5.0 billion. See Note 6, “Debt,” for more information.

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

Intuit Q1 Fiscal 2026 Form 10-Q	14

The following table summarizes the adjustments to the carrying value of our long-term investments.

	Three Months Ended
(In millions)	October 31, 2025	October 31, 2024
Upward adjustments	$27	$—
Downward adjustments, including impairments	—	(42)
Net adjustments	$27	$(42)
Cumulative upward adjustments amounted to $48 million, and cumulative downward adjustments, including impairments, amounted to $27 million through October 31, 2025 for measurement alternative investments held as of October 31, 2025. The carrying value of long-term investments on our condensed consolidated balance sheets was $92 million and $94 million at October 31, 2025 and July 31, 2025, respectively.

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

	October 31, 2025		July 31, 2025
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Classification on condensed consolidated balance sheets:
Cash and cash equivalents	$3,506	$3,506	$2,884	$2,884
Investments	189	190	1,667	1,668
Funds receivable and amounts held for customers	3,917	3,918	7,076	7,076
Total cash and cash equivalents, investments, and funds receivable and amounts held for customers	$7,612	$7,614	$11,627	$11,628
The following table summarizes our cash and cash equivalents, investments, and relevant portion of funds receivable and amounts held for customers by investment category at the dates indicated. As of October 31, 2025 and July 31, 2025, this excludes $331 million and $329 million, respectively, of funds receivable from third-party payment processors on our condensed consolidated balance sheets included in funds receivable and amounts held for customers that were not measured and recorded at fair value.

	October 31, 2025		July 31, 2025
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Type of issue:
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$6,943	$6,943	$9,481	$9,481
Available-for-sale debt securities:
Corporate notes	333	335	502	502
U.S. agency securities	5	5	1,315	1,316
Total available-for-sale debt securities	338	340	1,817	1,818
Total cash, cash equivalents, restricted cash, restricted cash equivalents, and investments	$7,281	$7,283	$11,298	$11,299

Intuit Q1 Fiscal 2026 Form 10-Q	15

We use the specific identification method to compute gains and losses on investments. We include realized gains and losses on our available-for-sale debt securities in interest and other income, net in our condensed consolidated statements of operations. Gross realized gains and losses on our available-for-sale debt securities for the three months ended October 31, 2025 and October 31, 2024 were not material.
We accumulate unrealized gains and losses on our available-for-sale debt securities, net of tax, in accumulated other comprehensive income or loss in the stockholders’ equity section of our condensed consolidated balance sheets, except for certain unrealized losses described below. Gross unrealized gains and losses on our available-for-sale debt securities at October 31, 2025 and July 31, 2025 were not material.
For available-for-sale debt securities in an unrealized loss position, we determine whether a credit loss exists. The estimate of the credit loss is determined by considering available information relevant to the collectibility of the security and information about past events, current conditions, and reasonable and supportable forecasts. The allowance for credit loss is recorded to interest and other income, net in our condensed consolidated statements of operations, not to exceed the amount of the unrealized loss. Any excess unrealized loss greater than the allowance for credit loss at a security level is recognized in accumulated other comprehensive income or loss in the stockholders' equity section of our condensed consolidated balance sheets. We determined there were no credit losses related to available-for-sale debt securities as of October 31, 2025. Unrealized losses on available-for-sale debt securities at October 31, 2025 were not material and were primarily due to changes in market interest rates. We do not intend to sell these investments. In addition, it is more likely than not that we will not be required to sell them before recovery of the amortized cost basis, which may be at maturity.
The following table summarizes our available-for-sale debt securities, included in investments and relevant portion of funds receivable and amounts held for customers, classified by the stated maturity date of the security at the dates indicated.

	October 31, 2025		July 31, 2025
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$209	$209	$1,694	$1,694
Due within two years	71	72	62	63
Due within three years	58	59	61	61
Total available-for-sale debt securities	$338	$340	$1,817	$1,818

The following table summarizes our funds receivable and amounts held for customers by asset category at the dates indicated.

(In millions)	October 31, 2025	July 31, 2025
Restricted cash and restricted cash equivalents	$3,437	$6,597
Restricted available-for-sale debt securities and funds receivable	481	479
Total funds receivable and amounts held for customers	$3,918	$7,076

(In millions)	October 31, 2024	July 31, 2024
Restricted cash and restricted cash equivalents	$5,162	$3,490
Restricted available-for-sale debt securities and funds receivable	444	431
Total funds receivable and amounts held for customers	$5,606	$3,921

4. Notes Receivable and Allowances for Credit Losses
As of October 31, 2025 and July 31, 2025, our notes receivable portfolio consisted of notes receivable held for investment, including small and mid-market business and consumer loans, and notes receivable held for sale, consisting of small and mid-market business loans. We classify notes receivable as held for investment when we have both the intent and ability to hold for the foreseeable future or until maturity or payoff. We classify notes receivable as held for sale when we have the intent and ability to sell substantially all of our rights and interests in a qualified loan to a third-party investor. A note receivable that is initially designated as held for sale or held for investment may be reclassified when our intent for that individual note receivable changes. When a note receivable held for investment is reclassified to held for sale and recorded at the lower of amortized cost or fair value, the related allowance for credit losses for that note receivable is released, and any adjustment to record the note receivable at the lower of amortized cost or fair value is recorded.

Notes Receivable Held for Investment
Business loans. We provide financing to small and mid-market businesses via term loans (business loans) that we originate through an originating bank partner. During the three months ended October 31, 2025 and October 31, 2024, we purchased business loans from our originating bank partner with principal balances in the amount of $1.3 billion and $650 million,

Intuit Q1 Fiscal 2026 Form 10-Q	16

respectively. As of October 31, 2025, we had commitments to purchase $36 million in business loans that were originated on or prior to October 31, 2025.
The business loans are not secured and are recorded at amortized cost, which includes the unpaid principal balances net of any related deferred origination costs and fees, discounts, purchase premiums, and allowance for credit losses. As of October 31, 2025 and July 31, 2025, the net balance of business loans held for investment was $1.7 billion and $1.5 billion, respectively, which is net of an allowance for credit losses of $112 million and $100 million, respectively. The current portion is included in notes receivable held for investment and the long-term portion is included in other assets on our condensed consolidated balance sheets.
Interest income is earned on business loans purchased and held for investment in accordance with the specified period of time and defined interest rate noted in the loan contract. Interest income is recorded net of amortized direct origination costs and fees, discounts, and purchase premiums and is included in service revenue in our condensed consolidated statements of operations. Interest income was not material for all periods presented.
Consumer loans. We provide refund advance loans to eligible TurboTax customers based on the customer's anticipated income tax refund at no cost to the customer, and other consumer loans (consumer loans). The refund advance loans are repaid from the customer's income tax refund, which is generally received within three to four weeks after acceptance of the customer's income tax return by the Internal Revenue Service (IRS). We partner with third-party issuing banks to originate the consumer loans and subsequently purchase those consumer loans. The consumer loans are not secured and are recorded at amortized cost, net of any related deferred origination costs and fees, discounts, purchase premiums, and allowance for credit losses. Refund advance and other consumer loans were not material as of October 31, 2025 and July 31, 2025.
Allowance for credit losses. We maintain an allowance for credit losses on notes receivable held for investment to reserve for expected credit losses in the notes receivable portfolio. The allowance for credit losses is determined based on our current estimate of expected credit losses, historical credit losses, estimates of recoveries, and future expectations as of each balance sheet date. Adjustments to the allowance each period for changes in our estimate of lifetime expected credit losses are recognized in earnings through the provision for credit losses included in cost of service revenue in our condensed consolidated statements of operations. We evaluate the creditworthiness of our notes receivable portfolio on a pooled basis when shared credit risk characteristics exist.
The allowance for credit losses is subjective and requires management estimates, including such factors as known and inherent risks in the business loan portfolio, use of historical credit losses to estimate expected credit losses, adverse situations that may affect borrowers' ability to repay, and current and forecasted economic conditions. Other factors considered may include uncertainties in forecasting, subjective application of modeling techniques, changes in portfolio composition, seasonality, business conditions, and emerging trends.
For our business loan portfolio, expected credit losses are measured based on a credit loss forecasting model and calculated by applying loss curves derived from loan-level risk segment and term mixes, aggregated at monthly business loan vintages. Loss curves are estimated based on a combination of empirical loss curve data and management judgment. The loss rates and underlying models are updated periodically to reflect factors such as actual loan performance and changes in assumptions based on the credit risk characteristics of the business loan portfolio. We use empirical data and management judgment to estimate losses for new credit tests or products for which we do not have enough history.
We consider a business loan to be delinquent when the payments are one day past due. We place delinquent business loans on nonaccrual status and stop accruing interest income. Business loans are returned to accrual status if they are brought current or have performed in accordance with the contractual terms for a reasonable period of time and, in our judgment, will continue to make periodic principal and interest payments as per contractual terms. Previously recognized interest receivable from charged-off business loans that is accrued but not collected from the consumers is reversed. As of October 31, 2025 and July 31, 2025, the amortized cost basis for delinquent business loans held for investment and the balance of business loans held for investment on a nonaccrual status were not material. The interest income on nonaccrual business loans recognized on a cash basis for the three months ended October 31, 2025 and 2024 was not material.
The changes in the allowance for credit losses for our business loan portfolio for the three months ended October 31, 2025 and 2024 were as shown in the following table.

	Three Months Ended
(In millions)	October 31, 2025	October 31, 2024
Beginning balance	$100	$62
Provision for expected credit losses	38	21
Charge-offs	(31)	(16)
Recoveries	5	2
Ending balance	$112	$69
For our consumer loan portfolio, we maintain an allowance for credit losses to reserve for potentially uncollectible refund advance loans and other consumer loans. The allowance for credit losses for refund advance loans is determined based on

Intuit Q1 Fiscal 2026 Form 10-Q	17

expected funding of refunds by the IRS using historical trends and future expectations. The allowance for credit losses on refund advance loans and other consumer loans was not material as of October 31, 2025 and July 31, 2025.
When available information confirms that specific notes receivable or portions thereof are uncollectable, identified amounts are charged off against the allowance for credit losses. Notes receivable are charged off in accordance with our charge-off policy when the contractual principal becomes 120 days past due or when other charge-off policy requirements are met. Subsequent recoveries of the unpaid principal balance, if any, are credited to the allowance for credit losses.

Notes Receivable Held for Sale
Business loans. We have entered into multiple forward flow arrangements with institutional investors that facilitate the sale of participation interests in eligible unsecured business loans. These arrangements have varying terms, with expiration dates ranging from 2027 to 2029.
Notes receivable held for sale are recorded at the lower of amortized cost or fair value determined on an individual note receivable basis. As of October 31, 2025, the balance of notes receivable held for sale was $48 million and is included in notes receivable held for sale on our condensed consolidated balance sheets. As of July 31, 2025, we held no notes receivable for sale. The total unpaid principal balance of business loans sold during the three months ended October 31, 2025 and October 31, 2024 amounted to $205 million and $106 million, respectively. For the three months ended October 31, 2025 and October 31, 2024, gains on sales of business loans and servicing income were not material.

5. Goodwill and Acquired Intangible Assets

Goodwill
Changes in the carrying value of goodwill by reportable segment during the three months ended October 31, 2025 were as shown in the following table. Our reportable segments are described in Note 12, “Segment Information.”

(In millions)	Balance July 31, 2025	Goodwill Acquired	Foreign Currency Translation	Balance October 31, 2025
Global Business Solutions	$9,825	$—	$—	$9,825
Consumer	4,155	—	—	4,155
Totals	$13,980	$—	$—	$13,980
Goodwill is net of accumulated impairment losses of $114 million, which were recorded prior to July 31, 2025 and are included in our Consumer segment.

Acquired Intangible Assets
The following table shows the cost, accumulated amortization, and weighted-average life in years for our acquired intangible assets at the dates indicated. The weighted-average lives are calculated for assets that are not fully amortized.

(Dollars in millions)	Customer and User Relationships	Purchased Technology	Trade Names and Logos	Total

At October 31, 2025:
Cost	$6,198	$1,765	$680	$8,643
Accumulated amortization	(2,142)	(1,105)	(260)	(3,507)
Acquired intangible assets, net	$4,056	$660	$420	$5,136
Weighted-average life in years	14	8	13	13

At July 31, 2025:
Cost	$6,198	$1,765	$680	$8,643
Accumulated amortization	(2,034)	(1,061)	(246)	(3,341)
Acquired intangible assets, net	$4,164	$704	$434	$5,302
Weighted-average life in years	14	8	13	13

Intuit Q1 Fiscal 2026 Form 10-Q	18

The following table shows the expected future amortization expense for our acquired intangible assets at October 31, 2025. Amortization of purchased technology is generally charged to amortization of acquired technology in our condensed consolidated statements of operations. Amortization of other acquired intangible assets, such as customer and user relationships, is charged to amortization of other acquired intangible assets in our condensed consolidated statements of operations. If impairment events occur, they could accelerate the timing of acquired intangible asset charges.

(In millions)	Expected Future Amortization Expense
Fiscal year ending July 31,
2026 (excluding the three months ended October 31, 2025)	$494
2027	633
2028	613
2029	593
2030	590
Thereafter	2,213
Total expected future amortization expense	$5,136

6. Debt
The carrying value of our debt was as follows at the dates indicated:

(Dollars in millions)	October 31, 2025	July 31, 2025	Effective Interest Rate
Senior unsecured notes issued June 2020:
1.350% notes due July 2027	$500	$500	1.486%
1.650% notes due July 2030	500	500	1.767%
Senior unsecured notes issued September 2023:
5.250% notes due September 2026	750	750	5.325%
5.125% notes due September 2028	750	750	5.258%
5.200% notes due September 2033	1,250	1,250	5.312%
5.500% notes due September 2053	1,250	1,250	5.576%
Secured revolving credit facilities	1,180	1,014
Total principal balance of debt	6,180	6,014
Unamortized discount and debt issuance costs	(40)	(41)
Net carrying value of debt	$6,140	$5,973

Short-term debt	$749	$—
Long-term debt	$5,391	$5,973
Future principal payments for debt at October 31, 2025 were as shown in the table below.

(In millions)	Future Principal Payments
Fiscal year ending July 31,
2026 (excluding the three months ended October 31, 2025)	$—
2027	1,250
2028	400
2029	1,530
2030	500
Thereafter	2,500
Total future principal payments for debt	$6,180

Intuit Q1 Fiscal 2026 Form 10-Q	19

Senior Unsecured Notes
2020 Notes. In June 2020, we issued four series of senior unsecured notes (together, the 2020 Notes) pursuant to a public debt offering. The proceeds from the issuance were $1.98 billion, net of debt discount of $2 million and debt issuance costs of $15 million. As of October 31, 2025, $1.0 billion in principal on the 2020 Notes remained outstanding.
Interest is payable semiannually on January 15 and July 15 of each year. The discount and debt issuance costs are amortized to interest expense using the effective interest method over the term of the 2020 Notes.
The 2020 Notes are senior unsecured obligations of Intuit and rank equally with all existing and future unsecured and unsubordinated indebtedness of Intuit and are redeemable by us at any time, subject to a make-whole premium. Upon the occurrence of change of control transactions that are accompanied by certain downgrades in the credit ratings of the 2020 Notes, we will be required to repurchase the 2020 Notes at a repurchase price equal to 101% of the aggregate outstanding principal plus any accrued and unpaid interest to but not including the date of repurchase. The indenture governing the 2020 Notes requires us to comply with certain covenants. For example, the 2020 Notes limit our ability to create certain liens and enter into sale and leaseback transactions. As of October 31, 2025, we were compliant with all covenants governing the 2020 Notes.
2023 Notes. In September 2023, we issued four series of senior unsecured notes (together, the 2023 Notes) pursuant to a public debt offering. The proceeds from the issuance were $3.96 billion, net of debt discount of $20 million and debt issuance costs of $24 million, and were used, together with operating cash, to repay the outstanding balance on our unsecured term loan. As of October 31, 2025, $4.0 billion in principal on the 2023 Notes remained outstanding.
Interest is payable semiannually on March 15 and September 15 of each year. The discount and debt issuance costs are amortized to interest expense using the effective interest method over the term of the 2023 Notes.
The 2023 Notes are senior unsecured obligations of Intuit and rank equally with all existing and future unsecured and unsubordinated indebtedness of Intuit and are redeemable by us at any time, subject to a make-whole premium. The indenture governing the 2023 Notes requires us to comply with certain covenants. For example, the 2023 Notes limit our ability to create certain liens and enter into sale and leaseback transactions. As of October 31, 2025, we were compliant with all covenants governing the 2023 Notes.

Unsecured Credit Facilities
2024 Credit Facility. On February 5, 2024, we terminated our amended and restated credit agreement dated November 1, 2021 (2021 Credit Facility), and entered into a credit agreement with certain lenders providing for a $1.5 billion unsecured revolving credit facility that expires on February 5, 2029 (2024 Credit Facility).
Under the 2024 Credit Facility, we may, subject to certain customary conditions, including approval of relevant lenders, on one or more occasions, increase commitments under the 2024 Credit Facility by an amount not to exceed $1 billion in the aggregate, and, on one or more occasions, extend the maturity date of the 2024 Credit Facility by one year. The 2024 Credit Facility includes a $500 million sublimit for borrowing swingline loans and a $250 million sublimit for the issuance of letters of credit. Advances under the 2024 Credit Facility accrue interest at rates equal to (a) in the case of U.S. dollar borrowings, at our election, either (i) the alternate base rate plus a margin that ranges from 0.0% to 0.125%, or (ii) the adjusted term Secured Overnight Finance Rate (SOFR) plus a margin that ranges from 0.7% to 1.125%, or (b) in the case of foreign currency borrowings, the interest benchmark for the relevant currency specified in the credit agreement plus a margin that ranges from 0.7% to 1.125%. The facility fee ranges from 0.050% to 0.125% per annum. The actual interest margins and the facility fee are based on our senior long-term debt credit ratings.
The 2024 Credit Facility includes customary affirmative and negative covenants, including a financial covenant that requires us to maintain a ratio of total gross debt to earnings before interest, taxes, depreciation, and amortization (EBITDA), as defined in the agreement, of not greater than 4.00 to 1.00 as measured on a rolling twelve month basis as of the last day of each fiscal quarter. As of October 31, 2025, we were compliant with all covenants governing the 2024 Credit Facility. At October 31, 2025, no amounts were outstanding under the 2024 Credit Facility.

Secured Revolving Credit Facilities
2019 Secured Facility. On February 19, 2019, a subsidiary of Intuit entered into a secured revolving credit facility with a lender to fund the lending products and services we offer to qualified small and mid-market businesses (the 2019 Secured Facility). The 2019 Secured Facility is non-recourse to Intuit Inc. and is secured by cash and receivables of the subsidiary, which are in excess of the amount outstanding under the 2019 Secured Facility as of October 31, 2025. We have entered into several amendments to this facility. These amendments primarily increase the facility limit, extend the commitment term and final maturity date, and update the benchmark interest rate. Under the amended 2019 Secured Facility, the facility limit is $500 million, of which $300 million is committed and $200 million is uncommitted. Advances accrue interest at adjusted daily simple SOFR plus 1.25%. Unused portions of the committed credit facility accrue a fee at a rate ranging from 0.25% to 0.75%, depending on the total unused committed balance. The commitment term is through August 31, 2027, and the final maturity date is August 31, 2028. The agreement includes certain affirmative and negative covenants, including financial covenants that require the subsidiary to maintain specified financial ratios. As of October 31, 2025, we were compliant with all covenants

Intuit Q1 Fiscal 2026 Form 10-Q	20

governing the 2019 Secured Facility. At October 31, 2025, $480 million was outstanding under the 2019 Secured Facility and the weighted-average interest rate was 5.57%. Interest on the 2019 Secured Facility is payable monthly.
2022 Secured Facility. On October 12, 2022, another subsidiary of Intuit entered into a secured revolving credit facility with a lender to fund the lending products and services we offer to qualified small and mid-market businesses (the 2022 Secured Facility). The 2022 Secured Facility is non-recourse to Intuit Inc. and is secured by cash and receivables of the subsidiary, which are in excess of the amount outstanding under the 2022 Secured Facility as of October 31, 2025. We have entered into several amendments to this facility. These amendments primarily extend the commitment term and final maturity date, increase the commitment amount, and reduce the interest rate. Under the amended 2022 Secured Facility, the facility limit is $500 million, of which $400 million is committed and $100 million is uncommitted. Advances accrue interest at term SOFR plus 1.1%. Unused portions of the committed credit facility accrue a fee at a rate ranging from 0.2% to 0.4%, depending on the total unused committed balance. The commitment term is through April 30, 2027, and the final maturity date is May 1, 2028. The agreement includes certain affirmative and negative covenants, including financial covenants that require the subsidiary to maintain specified financial ratios. As of October 31, 2025, we were compliant with all covenants governing the 2022 Secured Facility. At October 31, 2025, $400 million was outstanding under the 2022 Secured Facility and the weighted-average interest rate was 5.32%. Interest on the 2022 Secured Facility is payable monthly.
2024 Secured Facility. On November 1, 2024, another subsidiary of Intuit entered into a secured revolving credit facility with a lender to fund the lending products and services we offer to qualified small and mid-market businesses (the 2024 Secured Facility). The 2024 Secured Facility is non-recourse to Intuit Inc. and is secured by cash and receivables of the subsidiary, which are in excess of the amount outstanding under the 2024 Secured Facility as of October 31, 2025. We have entered into several amendments to this facility. These amendments primarily increase the commitment amount. Under the amended 2024 Secured Facility, the facility limit is $300 million, all of which is committed. Advances accrue interest at daily simple SOFR plus 1.15%. Unused portions of the committed credit facility accrue a fee at a rate ranging from 0.2% to 0.4%, depending on the total unused committed balance. The commitment term is through November 1, 2027, and the final maturity date is November 1, 2028. The agreement includes certain affirmative and negative covenants, including financial covenants that require the subsidiary to maintain specified financial ratios. As of October 31, 2025, we were compliant with all covenants governing the 2024 Secured Facility. At October 31, 2025, $300 million was outstanding under the 2024 Secured Facility and the weighted-average interest rate was 5.37%. Interest on the 2024 Secured Facility is payable monthly.

Commercial Paper Program
Under our established commercial paper program, we may issue and sell unsecured short-term promissory notes (commercial paper) up to $1.5 billion. The maturities of the commercial paper may vary but will not exceed 397 days from the date of issuance. At October 31, 2025 and July 31, 2025, no amounts were outstanding under this program.

7. Other Liabilities and Commitments

Other Current Liabilities
Other current liabilities were as follows at the dates indicated:

(In millions)	October 31, 2025	July 31, 2025
Executive deferred compensation plan liabilities	$284	$248
Current portion of operating lease liabilities	78	69
Sales, property, and other taxes	66	55
Reserve for returns, credits, and promotional discounts	39	39
Interest payable	37	85
Other	154	129
Total other current liabilities	$658	$625
The balances of several of our other current liabilities, particularly our reserves for returns, credits, and promotional discounts, are affected by the seasonality of our business. See Note 1, “Description of Business and Summary of Significant Accounting Policies – Seasonality,” for more information.

Intuit Q1 Fiscal 2026 Form 10-Q	21

Other Long-Term Obligations
Other long-term obligations were as follows at the dates indicated:

(In millions)	October 31, 2025	July 31, 2025
Income tax liabilities	$248	$238
Other	68	70
Total other long-term obligations	$316	$308

Unconditional Purchase Obligations
We describe our unconditional purchase obligations in Note 8 to the financial statements in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2025. There were no significant changes outside the ordinary course of business in our purchase obligations during the three months ended October 31, 2025.

8. Leases
We lease office facilities under noncancellable operating lease arrangements. Our facility leases generally provide for periodic rent increases and may contain escalation clauses and renewal options. Our leases have remaining lease terms of up to 16 years, which include options to extend that are reasonably certain of being exercised. Some of our leases include one or more options to extend the lease for up to 10 years per option, which we are not reasonably certain to exercise. The options to extend are generally at rates to be determined in accordance with the agreements. Options to extend the lease are included in the lease liability if they are reasonably certain of being exercised.
We sublease certain office facilities to third parties. These subleases have remaining lease terms of up to 5 years, one of which includes an option to extend the sublease for up to 5 years.
The components of lease expense were as follows:

	Three Months Ended
(In millions)	October 31, 2025	October 31, 2024
Operating lease cost (1)	$31	$29
Variable lease cost	6	5
Sublease income	(2)	(3)
Total net lease cost	$35	$31
(1)Includes short-term leases, which were not material for the three months ended October 31, 2025 and 2024.
Supplemental cash flow information related to operating leases was as follows:

	Three Months Ended
(In millions)	October 31, 2025	October 31, 2024
Cash paid for amounts included in the measurement of operating lease liabilities	$30	$27
Right-of-use assets obtained in exchange for operating lease liabilities	$79	$150
Other information related to operating leases was as follows at the dates indicated:

	October 31, 2025	July 31, 2025
Weighted-average remaining lease term for operating leases	8.0 years	8.1 years
Weighted-average discount rate for operating leases	4.2%	3.8%

Intuit Q1 Fiscal 2026 Form 10-Q	22

Future minimum lease payments under noncancellable operating leases as of October 31, 2025 were as follows:

(In millions)	Operating Leases (1)
Fiscal year ending July 31,
2026 (excluding the three months ended October 31, 2025)	$63
2027	114
2028	106
2029	110
2030	108
Thereafter	370
Total future minimum lease payments	871
Less imputed interest	(150)
Present value of lease liabilities	$721
(1)Noncancellable future sublease proceeds as of October 31, 2025 totaled $20 million through July 31, 2030 and $1 million thereafter, and are not included in the table above.
Supplemental balance sheet information related to operating leases was as follows at the dates indicated:

(In millions)	October 31, 2025	July 31, 2025

Operating lease right-of-use assets	$596	$541

Other current liabilities	$78	$69
Operating lease liabilities	643	597
Total operating lease liabilities	$721	$666
As of October 31, 2025, we have additional operating leases with total minimum lease payments of $47 million for office facilities that have not yet commenced and therefore are not reflected on the condensed consolidated balance sheets nor in the tables above. These operating leases are expected to commence in fiscal years 2026 and 2027 with lease terms ranging from five to 10 years.

9. Income Taxes

Effective Tax Rate
We compute our provision for or benefit from income taxes by applying the estimated annual effective tax rate to income or loss from recurring operations and adding the effects of any discrete income tax items specific to the period.
We recognized excess tax benefits on share-based compensation of $30 million and $28 million in our provision for income taxes for the three months ended October 31, 2025 and 2024, respectively.
Our effective tax rate for the three months ended October 31, 2025 was approximately 20%. Excluding discrete tax items primarily related to share-based compensation, our effective tax rate was approximately 24%. The difference from the federal statutory rate of 21% was primarily due to state income taxes and non-deductible share-based compensation, which were partially offset by the tax benefit we received from the federal research and experimentation credit.
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
On July 4, 2025, the U.S. federal government enacted the One Big Beautiful Bill Act (OBBBA), which includes significant tax law changes, most notably the reinstatement of the immediate expensing of domestic research and developmental expenditures, effective in fiscal 2026. While this provision is not expected to have a material impact on our fiscal 2026 effective tax rate, we expect our fiscal 2026 cash tax payments and related deferred tax asset positions to decrease significantly compared to fiscal 2025.

Intuit Q1 Fiscal 2026 Form 10-Q	23

In the current global tax policy environment, the U.S. and other domestic and foreign governments continue to consider, and in some cases enact, changes in corporate tax laws. As changes occur, we account for finalized legislation in the period of enactment.

Unrecognized Tax Benefits and Other Considerations
The total amount of our unrecognized tax benefits at July 31, 2025 was $394 million. If we were to recognize these net benefits, our income tax expense would reflect a favorable net impact of $276 million. There were no material changes to these amounts during the three months ended October 31, 2025.
We offset a $61 million long-term liability for uncertain tax positions against our long-term income tax receivable at each of the reporting periods ended October 31, 2025 and July 31, 2025, respectively. The long-term income tax receivable for both periods was primarily related to the government’s approval of a method of accounting change request for fiscal 2018.

10. Stockholders’ Equity

Stock Repurchase Programs and Treasury Shares
Intuit’s Board of Directors has authorized a series of common stock repurchase programs. Shares of common stock repurchased under these programs become treasury shares. During the three months ended October 31, 2025, we repurchased a total of 1.2 million shares for $851 million under these programs. Included in this amount were $12 million of repurchases, which occurred in late October 2025 and settled in early November 2025. On August 19, 2025, our Board of Directors approved an increase in the authorization under the existing stock repurchase program under which we are authorized to repurchase up to an additional $3.2 billion of our common stock. At October 31, 2025, we had authorization from our Board of Directors for up to $4.4 billion in stock repurchases. Future stock repurchases under the current program are at the discretion of management, and authorization of future stock repurchase programs is subject to the final determination of our Board of Directors.
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

Dividends on Common Stock
During the three months ended October 31, 2025, we declared quarterly cash dividends that totaled $1.20 per share of outstanding common stock for a total of $343 million. In November 2025, our Board of Directors declared a quarterly cash dividend of $1.20 per share of outstanding common stock payable on January 16, 2026 to stockholders of record at the close of business on January 9, 2026. Future declarations of dividends and the establishment of future record dates and payment dates are subject to the final determination of our Board of Directors.

Intuit Q1 Fiscal 2026 Form 10-Q	24

Share-Based Compensation Expense
The following table summarizes the total share-based compensation expense that we recorded in operating income for the periods shown.

	Three Months Ended
(In millions)	October 31, 2025	October 31, 2024
Cost of revenue	$97	$111
Selling and marketing	156	137
Research and development	185	161
General and administrative	105	102
Total share-based compensation expense	$543	$511

Share-Based Awards Available for Grant
A summary of share-based awards available for grant under our plans for the three months ended October 31, 2025 was as follows:

(Shares in thousands)	Shares Available for Grant
Balance at July 31, 2025	25,147
Restricted stock units granted (1)	(452)
Options granted	—
Share-based awards canceled/forfeited/expired (1) (2)	1,830
Balance at October 31, 2025	26,525
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

Restricted Stock Unit and Restricted Stock Activity
A summary of RSU and restricted stock activity for the three months ended October 31, 2025 was as follows:

(Shares in thousands)	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested at July 31, 2025	9,573	$577.03
Granted	196	$681.65
Vested	(835)	$520.44
Forfeited	(438)	$414.41
Nonvested at October 31, 2025	8,496	$593.39
At October 31, 2025, there was approximately $4.6 billion of unrecognized compensation cost related to non-vested RSUs and restricted stock with a weighted-average vesting period of 2.8 years. We adjust unrecognized compensation cost for actual forfeitures as they occur.

Intuit Q1 Fiscal 2026 Form 10-Q	25

Stock Option Activity
A summary of stock option activity for the three months ended October 31, 2025 was as follows:

	Options Outstanding
(Shares in thousands)	Number of Shares	Weighted- Average Exercise Price Per Share
Balance at July 31, 2025	1,319	$566.59
Granted	—	$—
Exercised	(14)	$490.28
Canceled or expired	(5)	$532.75
Balance at October 31, 2025	1,300	$567.54

Exercisable at October 31, 2025	613	$473.10
At October 31, 2025, there was approximately $132 million of unrecognized compensation cost related to non-vested stock options with a weighted-average vesting period of 3.0 years. We adjust unrecognized compensation cost for actual forfeitures as they occur.

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

Intuit Q1 Fiscal 2026 Form 10-Q	26

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

12. Segment Information
We have defined our two reportable segments, described below, based on factors such as how we manage our operations and how our chief operating decision maker views results. We define the chief operating decision maker as our Chief Executive Officer and our Chief Financial Officer. Our chief operating decision maker organizes and manages our business primarily on the basis of service and product offerings.
Effective August 1, 2025, we combined our Consumer, Credit Karma, and ProTax businesses into a single Consumer segment in order to better serve the diverse financial needs of our customers as one consumer platform. Our chief operating decision maker allocates resources and assesses segment performance using regularly provided segment revenue and segment operating income information under this updated segment structure. To align results under this segment change, certain selling and marketing, product development, and general and administrative expenses for Credit Karma that were managed at the segment level are now managed at the platform level and are included in other corporate expenses rather than in segment expenses. Also on August 1, 2025, we reorganized certain marketing, communications, and customer success functions in our Global Business Solutions segment that support and benefit our overall platform and are managed at that level rather than at the segment level. Additionally, certain data science and analytics teams that were managed at the platform level are now managed at the segment level. We have recast certain previously reported amounts to conform to these segment changes. For the three months ended October 31, 2024, we reclassified expenses totaling $3 million from Global Business Solutions and $152 million from Consumer to other corporate expenses, respectively, to conform to the current presentation.

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
Consumer: This segment primarily serves consumers and professional accountants.
Our TurboTax offerings primarily help consumers complete their taxes with confidence and maximize their financial outcomes—whether they do it themselves or with the help of an AI-enabled human expert. TurboTax delivers do-it-yourself and assisted income tax preparation products and services sold in the United States (U.S.) and Canada. We offer a variety of money products directly to consumers, including early refund access to any bank, as well as Credit Karma Money branded savings and checking accounts through an FDIC-member bank partner.
Credit Karma is a personal finance solution that helps members find the right financial products and make smarter money decisions throughout the year to reach their financial goals. This includes personalized recommendations for credit card, home, auto, and personal loan, and insurance products; and access to their credit scores and reports, credit and identity monitoring, credit report dispute, credit building tools, credit card rewards optimization, and connected account capabilities to help members understand net worth and make financial progress.
Finally, our ProTax offerings help professional accountants in the U.S. and Canada, who are essential to both business success and tax preparation and filing. Our professional tax offerings include Lacerte, ProSeries, and ProConnect Tax Online in the U.S., and ProFile and ProTax Online in Canada.

All of our segments operate primarily in the U.S. and sell primarily to customers in the U.S. Total international net revenue was approximately 9% and 10% of consolidated net revenue for the three months ended October 31, 2025 and 2024, respectively.
We include expenses such as corporate selling and marketing, general and administrative, and non-employment related legal and litigation settlement costs, which are not allocated to specific segments, in unallocated corporate items as part of other corporate expenses. As part of our platform strategy, we also include customer success and product development for our segments in unallocated corporate items as we do not allocate these expenses to the segments because they are managed at the platform level. Customer success includes the costs of tax and bookkeeping experts that support our TurboTax Live and QuickBooks Live offerings. Unallocated corporate items also include share-based compensation, amortization of acquired technology, amortization of other acquired intangible assets, goodwill and intangible asset impairment charges, professional fees and transaction costs related to business combinations, and restructuring charges.
The accounting policies of our reportable segments are the same as those described in the summary of significant accounting policies in Note 1 to the financial statements in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2025 and in Note 1, "Description of Business and Summary of Significant Accounting Policies – Significant Accounting Policies" in this Quarterly Report on Form 10-Q. Except for goodwill and acquired intangible assets, we do not generally track

Intuit Q1 Fiscal 2026 Form 10-Q	27

assets by reportable segment and, consequently, we do not disclose total assets by reportable segment.
The following table shows our financial results by reportable segment for the periods indicated.

	Three Months Ended
(In millions)	October 31, 2025	October 31, 2024
Net revenue:
Global Business Solutions	$2,991	$2,544
Consumer	894	739
Total net revenue	$3,885	$3,283

Segment cost of revenue and operating expenses (1):
Global Business Solutions	$657	$542
Consumer	310	311
Total segment cost of revenues and operating expenses	$967	$853

Operating income:
Global Business Solutions	$2,334	$2,002
Consumer	584	428
Total segment operating income	2,918	2,430
Unallocated corporate items:
Share-based compensation expense	(543)	(511)
Other corporate expenses	(1,676)	(1,482)
Amortization of acquired technology	(44)	(37)
Amortization of other acquired intangible assets	(121)	(120)
Restructuring	—	(9)
Total unallocated corporate items	(2,384)	(2,159)
Total operating income	$534	$271
(1)Cost of revenues and operating expenses primarily include direct expenses related to selling and marketing, direct costs associated with our product and services offerings, certain data science and analytics related costs, and certain design and product management related costs. They exclude expenses that are recorded within unallocated corporate items, such as certain technology and customer success costs that support and benefit the overall platform and are managed at the corporate level.
Revenue classified by significant service and product offerings was as follows:

	Three Months Ended
(In millions)	October 31, 2025	October 31, 2024
Net revenue:
QuickBooks Online Accounting	$1,206	$965
Online Services	1,145	978
Total Online Ecosystem	2,351	1,943
QuickBooks Desktop Accounting	356	329
Desktop Services and Supplies	284	272
Total Desktop Ecosystem	640	601
Global Business Solutions	2,991	2,544
TurboTax	198	187
Credit Karma	651	513
ProTax	45	39
Consumer	894	739
Total net revenue	$3,885	$3,283

Intuit Q1 Fiscal 2026 Form 10-Q	28

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
You should read this MD&A in conjunction with the financial statements and related notes in Part I, Item 1 of this Quarterly Report and our Annual Report on Form 10-K for the fiscal year ended July 31, 2025.
In the Results of Operations section of this MD&A, where we describe two or more factors that contributed to changes in revenue and operating income, we have, where possible, quantified the impact of those factors. Where a change is the result of multiple factors that are interrelated and cannot be separately quantified, we have identified the interrelated factors without quantifying them.
Effective August 1, 2025, we combined our Consumer, Credit Karma, and ProTax businesses into a single Consumer segment in order to better serve the diverse financial needs of our customers as one consumer platform. Our chief operating decision maker allocates resources and assesses segment performance using regularly provided segment revenue and segment operating income information under this updated segment structure. To align results under this segment change, certain selling and marketing, product development, and general and administrative expenses for Credit Karma that were managed at the segment level are now managed at the platform level and are included in other corporate expenses rather than in segment expenses. Also on August 1, 2025, we reorganized certain marketing, communications, and customer success functions in our Global Business Solutions segment that support and benefit our overall platform and are managed at that level rather than at the segment level. Additionally, certain data science and analytics teams that were managed at the platform level are now managed at the segment level. We have recast certain previously reported amounts to conform to these segment changes. For the three months ended October 31, 2024, we reclassified expenses totaling $3 million from Global Business Solutions and $152 million from Consumer to other corporate expenses, respectively, to conform to the current presentation. See Note 12, "Segment Information," for more information.

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

Intuit Q1 Fiscal 2026 Form 10-Q	29

About Intuit
Intuit helps consumers and small and mid-market businesses prosper by delivering financial management, compliance, and marketing products and services. We also provide specialized tax products to accounting professionals. We organize our businesses into two reportable segments – Global Business Solutions and Consumer.

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
Consumer: This segment primarily serves consumers and professional accountants.
Our TurboTax offerings primarily help consumers complete their taxes with confidence and maximize their financial outcomes—whether they do it themselves or with the help of an AI-enabled human expert. TurboTax delivers do-it-yourself and assisted income tax preparation products and services sold in the United States (U.S.) and Canada. We offer a variety of money products directly to consumers, including early refund access to any bank, as well as Credit Karma Money branded savings and checking accounts through an FDIC-member bank partner.
Credit Karma is a personal finance solution that helps members find the right financial products and make smarter money decisions throughout the year to reach their financial goals. This includes personalized recommendations for credit card, home, auto, and personal loan, and insurance products; and access to their credit scores and reports, credit and identity monitoring, credit report dispute, credit building tools, credit card rewards optimization, and connected account capabilities to help members understand net worth and make financial progress.
Finally, our ProTax offerings help professional accountants in the U.S. and Canada, who are essential to both business success and tax preparation and filing. Our professional tax offerings include Lacerte, ProSeries, and ProConnect Tax Online in the U.S., and ProFile and ProTax Online in Canada.

Our Business and Growth Strategy
The era of AI is igniting global innovations at an incredible pace and will fundamentally transform every part of our work and personal lives. We made an early bet on AI, declaring our AI-driven expert platform strategy in 2019. We have transformed the company from a tax and accounting platform to an AI-driven expert platform. We have a significant competitive advantage as we are creating a system of intelligence with our scale of data, data services, AI capabilities, ecosystem of applications, and our large network of AI-enabled human experts to become the all-in-one platform for consumers, businesses, and accountants. We're disrupting the categories we operate in to drive better money outcomes for our customers.
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

Intuit Q1 Fiscal 2026 Form 10-Q	30

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
As we execute our global AI-driven expert platform strategy, we prioritize resources on Big Bets that solve the problems that matter most to our customers:
•Deliver done-for-you experiences: We will address our customers’ biggest pain points through a virtual team of AI agents and AI-enabled human experts that deliver done-for-you experiences, with customers in control. This means delivering done-for-you experiences to help businesses run and grow, from lead to cash, and fueling consumers’ financial success year-round, from credit building to wealth building.
•Accelerate Money Benefits: We will become the all-in-one platform for customers to manage their critical workflows, decisions, and money. For businesses, this means optimizing cash flow, including receivables, payables, capital, and spend management. For consumers, this means optimizing money and growing their savings, starting with fast access to their tax refund to help them manage cash flow year-round.
•Fuel Success for Mid-Market Businesses: We will become the all-in-one solution for mid-market customers, fueling their success by offering a better experience, better price, and lower total cost of ownership. Businesses are overdigitized, juggling too many disparate apps. Our platform, including QuickBooks Advanced, Intuit Enterprise Suite, and our ecosystem of connected services, brings the data and insights they need all in one place to grow revenue and profit.
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
Seasonality
Within our Consumer segment, our TurboTax and ProTax offerings have a significant and distinct seasonal pattern as sales and revenue from our income tax preparation products and services are typically heavily concentrated in the period from November through April. This seasonal pattern typically results in higher net revenues during our second and third quarters ending January 31 and April 30, respectively.
We expect the seasonality of these offerings to continue to have a significant impact on our quarterly financial results in the future.

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

Intuit Q1 Fiscal 2026 Form 10-Q	31

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
We operate in industries that are experiencing an increasing amount of fraudulent activities by malicious third parties, and those fraudulent activities are becoming increasingly sophisticated, including through the use of AI. We continue to invest and implement additional security measures. We work with state and federal governments to implement industry-wide security and anti-fraud measures, including sharing information regarding suspicious activity. We also work with the broader industry and government to protect our customers against this type of fraud.
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

Overview of Financial Results
The most important financial indicators that we use to assess our business are revenue growth for the company as a whole and for each reportable segment; operating income growth for the company as a whole; earnings per share; and cash flow from operations. We also track certain non-financial drivers of revenue growth and, when material, identify them in the applicable discussions of segment results below. Service offerings are a significant part of our business. Our total service revenue was $16.4 billion, or 87% of our total revenue, in fiscal 2025, and we expect our total service revenue as a percentage of our total revenue to grow over the long term.
Key highlights for the first three months of fiscal 2026 include the following:

Revenue of	Global Business Solutions segment revenue of	Consumer segment revenue of
$3.9B	$3.0B	$894M
up 18% from the same period of fiscal 2025	up 18% from the same period of fiscal 2025	up 21% from same period of fiscal 2025

Operating income of	Net income of	Diluted net income per share of
$534M	$446M	$1.59
up 97% from the same period of fiscal 2025	up 126% from the same period of fiscal 2025	up 127% from the same period of fiscal 2025

CRITICAL ACCOUNTING ESTIMATES
In preparing our condensed consolidated financial statements, we make estimates, assumptions, and judgments that can have a significant impact on our net revenue, operating income or loss, and net income or loss, as well as on the value of certain assets and liabilities on our condensed consolidated balance sheets. We believe that the estimates, assumptions, and judgments described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2025 have the greatest potential impact on our financial statements, so we consider them to be our critical accounting estimates. There were no significant changes in those critical accounting estimates during the first three months of fiscal 2026. Senior management has reviewed the development and selection of our critical accounting estimates and their disclosure in this Quarterly Report on Form 10-Q with the Audit and Risk Committee of our Board of Directors.

Intuit Q1 Fiscal 2026 Form 10-Q	32

RESULTS OF OPERATIONS

Financial Overview

(Dollars in millions, except per share amounts)	Q1 FY26	Q1 FY25	$ Change	% Change
Total net revenue	$3,885	$3,283	$602	18%
Operating income	534	271	263	97%
Net income	446	197	249	126%
Diluted net income per share	$1.59	$0.70	$0.89	127%
Total net revenue for the first quarter of fiscal 2026 increased $602 million, or 18%, compared with the same quarter of fiscal 2025. Our Global Business Solutions segment revenue increased 18% during the quarter due to growth in our Online Ecosystem revenue. Consumer segment revenue increased 21% due to strength in our Credit Karma personal loan, credit card, and auto insurance verticals. See “Segment Results” later in this Item 2 for more information about the results for all of our reportable segments.
Operating income for the first quarter of fiscal 2026 increased $263 million, or 97%, compared with the same quarter of fiscal 2025. The increase in operating income was due to the increase in revenue described above, partially offset by an increase in expenses. Expenses increased due to increases in staffing, outside services, share-based compensation, and SaaS subscriptions and licenses. See “Cost of Revenue” and “Operating Expenses” later in this Item 2 for more information.
Net income for the first quarter of fiscal 2026 increased $249 million, or 126%, compared with the same quarter of fiscal 2025. The increase in net income was due to the increase in operating income described and the increase in interest and other income, partially offset by an increase in income tax expense. The increase in interest and other income is the result of $34 million in net gains on long-term investments recorded in the first quarter of fiscal 2026 and $42 million in net losses on long-term investments recorded during the same quarter of fiscal 2025. The increase in income tax expense is due to the increase in operating income described above. Diluted net income per share increased to $1.59 for the first quarter of fiscal 2026 compared to $0.70 for the same quarter of fiscal 2025, relatively consistent with the increase in net income.

Segment Results
The information below is organized in accordance with our two reportable segments. See “Executive Overview – About Intuit” earlier in this Item 2 and Note 12 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report for more information. All of our segments operate and sell to customers primarily in the U.S. Total international net revenue was approximately 9% and 10% of consolidated net revenue for the three months ended October 31, 2025 and October 31, 2024, respectively.
Effective August 1, 2025, we combined our Consumer, Credit Karma, and ProTax businesses into a single Consumer segment in order to better serve the diverse financial needs of our customers as one consumer platform. Our chief operating decision maker allocates resources and assesses segment performance using regularly provided segment revenue and segment operating income information under this updated segment structure. To align results under this segment change, certain selling and marketing, product development, and general and administrative expenses for Credit Karma that were managed at the segment level are now managed at the platform level and are included in other corporate expenses rather than in segment expenses. Also on August 1, 2025, we reorganized certain marketing, communications, and customer success functions in our Global Business Solutions segment that support and benefit our overall platform and are managed at that level rather than at the segment level. Additionally, certain data science and analytics teams that were managed at the platform level are now managed at the segment level. We have recast certain previously reported amounts to conform to these segment changes. For the three months ended October 31, 2024, we reclassified expenses totaling $3 million from Global Business Solutions and $152 million from Consumer to other corporate expenses, respectively, to conform to the current presentation.
Segment operating income or loss is segment net revenue less segment cost of revenue and operating expenses. See “Executive Overview – Industry Trends and Seasonality” earlier in this Item 2 for a description of the seasonality of our business. We include expenses such as corporate selling and marketing, general and administrative, and non-employment related legal and litigation settlement costs, which are not allocated to specific segments, in unallocated corporate items as part of other corporate expenses. As part of our platform strategy, we also include customer success and product development for our segments in unallocated corporate items as we do not allocate these expenses to the segments because they are managed at the platform level. Customer success includes the costs of tax and bookkeeping experts that support our TurboTax Live and QuickBooks Live offerings. Unallocated corporate items also include share-based compensation, amortization of acquired technology, amortization of other acquired intangible assets, goodwill and intangible asset impairment charges, professional fees and transaction costs related to business combinations, and restructuring charges. These unallocated corporate costs for all segments totaled $2.4 billion and $2.2 billion for the three months ended October 31, 2025 and October 31, 2024, respectively. Unallocated corporate items increased in the fiscal 2026 period,

Intuit Q1 Fiscal 2026 Form 10-Q	33

primarily due to increases in research and development expense, cost of service revenue and selling and marketing expense. See Note 12 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report for reconciliations of total segment operating income or loss to consolidated operating income or loss for each fiscal period presented.

Intuit Q1 Fiscal 2026 Form 10-Q	34

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
Our Desktop Ecosystem includes revenue from:
•QuickBooks Desktop software subscriptions (QuickBooks Desktop Plus, QuickBooks Enterprise, and ProAdvisor Program memberships for accounting professionals who serve small businesses);
•Desktop workforce solutions, including payroll products;
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

(Dollars in millions)	Q1 FY26	Q1 FY25	% Change
Service revenue	$2,626	$2,168	21%
Product and other revenue	365	376	(3)%
Total segment revenue	$2,991	$2,544	18%
% of total revenue	77%	77%

Segment operating income	$2,334	$2,002	17%
% of related revenue	78%	79%

Intuit Q1 Fiscal 2026 Form 10-Q	35

Revenue classified by significant service and product offerings was as follows:

(Dollars in millions)	Q1 FY26	Q1 FY25	% Change
Net revenue:
QuickBooks Online Accounting	$1,206	$965	25%
Online Services	1,145	978	17%
Total Online Ecosystem	2,351	1,943	21%
QuickBooks Desktop Accounting	356	329	8%
Desktop Services and Supplies	284	272	4%
Total Desktop Ecosystem	640	601	6%
Total Global Business Solutions	$2,991	$2,544	18%
Revenue for our Global Business Solutions segment increased $447 million, or 18%, in the first quarter of fiscal 2026 compared with the same period of fiscal 2025. The increase was primarily due to growth in Online Ecosystem revenue.
Online Ecosystem Revenue
Online Ecosystem revenue increased $408 million, or 21%, in the first quarter of fiscal 2026 compared with the same period of fiscal 2025. QuickBooks Online Accounting revenue increased $241 million, or 25%, in the first quarter of fiscal 2026 due to the interrelated factors of higher effective prices, customer growth, and mix-shift. Online Services revenue increased $167 million, or 17%, in the first quarter of fiscal 2026, due to increases in revenue from our money offerings of $105 million and our payroll offerings of $67 million. Revenue increases were due to the interrelated factors described below. Money revenue increased $105 million due to a $58 million increase in payments revenue from payments customer growth, an increase in total payment volume per customer, and higher effective payments prices, and a $47 million increase from QuickBooks Capital. Online payroll revenue increased due to mix-shift, customer growth, and higher effective prices.
Desktop Ecosystem Revenue
Desktop Ecosystem revenue increased $39 million, or 6%, in the first quarter of fiscal 2026 compared with the same period of fiscal 2025 due to higher effective prices.
Global Business Solutions segment operating income increased $332 million, or 17%, in the first quarter of fiscal 2026 compared with the same period of fiscal 2025, due to the increase in revenue described above, partially offset by increases in staffing expenses of $24 million, QuickBooks Capital cost of revenue of $23 million due to increased loan volume, marketing expenses of $21 million, outside services expenses of $16 million, and online payments cost of revenue of $10 million due to an increase in payments volume.
On August 1, 2025, we reorganized certain marketing, communications, and customer success functions in our Global Business Solutions segment that support and benefit our overall platform and are managed at that level rather than at the segment level. Additionally, certain data science and analytics teams that were managed at the platform level are now managed at the segment level. We have recast certain previously reported amounts to conform to these segment changes. For the three months ended October 31, 2024, we reclassified $3 million from Global Business Solutions to other corporate expenses to conform to the current presentation.

Intuit Q1 Fiscal 2026 Form 10-Q	36

Consumer

Consumer segment revenue includes the following:
•TurboTax - TurboTax Online and TurboTax Live offerings; TurboTax desktop tax return preparation software; electronic tax filing services; Credit Karma Money; and related services.
•Credit Karma - cost-per-action transactions, which include the delivery of qualified links that result in completed actions such as credit card issuances and personal loan funding; cost-per-click and cost-per-lead transactions, which include user clicks on advertisements or advertisements that allow for the generation of leads, and primarily relate to mortgage and insurance businesses.
•ProTax - ProConnect Tax Online tax products; Lacerte, ProSeries, and ProFile desktop tax preparation software products, and related form updates; electronic tax filing services; connected services; and bank products.
Consumer segment service revenue is primarily derived from our online TurboTax and ProTax offerings, related electronic tax filing services, connected services, and bank products, and Credit Karma. Consumer segment product and other revenue is primarily derived from our TurboTax and ProTax desktop tax return preparation software and related form updates.

(Dollars in millions)	Q1 FY26	Q1 FY25	% Change
Service revenue	$871	$721	21%
Product and other revenue	23	18	28%
Total segment revenue	$894	$739	21%
% of total revenue	23%	23%

Segment operating income	$584	$428	36%
% of related revenue	65%	58%
Revenue classified by significant service and product offerings was as follows:

(Dollars in millions)	Q1 FY26	Q1 FY25	% Change
Net revenue:
TurboTax	$198	$187	6%
Credit Karma	651	513	27%
ProTax	45	39	15%
Total Consumer	$894	$739	21%
Revenue for our Consumer segment increased $155 million, or 21%, in the first three months of fiscal 2026 compared with the same period of fiscal 2025 due to an increase in Credit Karma revenue of $138 million. The increase in Credit Karma is due to increases in revenue from our personal loan vertical of $65 million, our credit card vertical of $53 million, and our auto insurance vertical of $16 million. Due to the seasonal nature of our TurboTax and ProTax offerings, they typically generate minimal revenue in our first fiscal quarter compared with our second and third fiscal quarters. The majority of revenue for the first quarter of each fiscal year for our TurboTax and ProTax offerings is for the filing of returns from the previous tax year.

Intuit Q1 Fiscal 2026 Form 10-Q	37

Consumer segment operating income increased $156 million, or 36%, in the first three months of fiscal 2026 compared with the same period of fiscal 2025, due to the increase in revenue described above.
Effective August 1, 2025, we combined our Consumer, Credit Karma, and ProTax businesses into a single Consumer segment in order to better serve the diverse financial needs of our customers as one consumer platform. Our chief operating decision maker allocates resources and assesses segment performance using regularly provided segment revenue and segment operating income information under this updated segment structure. To align results under this segment change, certain selling and marketing, product development, and general and administrative expenses for Credit Karma that were managed at the segment level are now managed at the platform level and are included in other corporate expenses rather than in segment expenses. Additionally, certain data science and analytics teams that were managed at the platform level are now managed at the segment level. We have recast certain previously reported amounts to conform to these segment changes. For the three months ended October 31, 2024, we reclassified $152 million from Consumer to other corporate expenses to conform to the current presentation.

Intuit Q1 Fiscal 2026 Form 10-Q	38

Cost of Revenue

(Dollars in millions)	Q1 FY26	% of Related Revenue	Q1 FY25	% of Related Revenue
Cost of service revenue	$824	24%	$772	27%
Cost of product and other revenue	15	4%	14	4%
Amortization of acquired technology	44	N/A	37	N/A
Total cost of revenue	$883	23%	$823	25%
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
Cost of service revenue as a percentage of service revenue was relatively consistent in the first quarter of fiscal 2026 compared with the same period of fiscal 2025.
Cost of product and other revenue as a percentage of product and other revenue was consistent in the first quarter of fiscal 2026 compared with the same period of fiscal 2025. Costs of product and other revenue are expensed as incurred, and we do not defer any of these costs when product and other revenue is deferred.

Operating Expenses

(Dollars in millions)	Q1 FY26	% of Total Net Revenue	Q1 FY25	% of Total Net Revenue
Selling and marketing	$1,082	28%	$962	30%
Research and development	843	22%	704	21%
General and administrative	422	11%	394	12%
Amortization of other acquired intangible assets	121	3%	120	4%
Restructuring	—	—%	9	—%
Total operating expenses	$2,468	64%	$2,189	67%
Total operating expenses as a percentage of total net revenue decreased in the first quarter of fiscal 2026 compared to the same period of fiscal 2025. Total net revenue for the first quarter of fiscal 2026 increased $602 million, or 18%, while total operating expenses for the quarter increased $279 million, or 13%. The increase in total operating expenses was due to increases of $125 million for staffing expenses, $47 million for outside services expenses, and $46 million for share-based compensation expenses.

Non-Operating Income and Expenses
Interest Expense
Interest expense of $58 million and $60 million for the first three months of fiscal 2026 and 2025, respectively, consisted of interest on our senior unsecured notes.

Intuit Q1 Fiscal 2026 Form 10-Q	39

Interest and Other Income, Net

(In millions)	Q1 FY26	Q1 FY25
Interest income (1)	$38	$42
Net gain on executive deferred compensation plan assets (2)	15	4
Other (3)	32	(44)
Total interest and other income, net	$85	$2
(1)Interest income for the three months ended October 31, 2025 decreased compared to the same period of fiscal 2025 due to lower average interest rates, partially offset by higher average investable balances.
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
(3)During the three months ended October 31, 2025 and 2024, we recorded $34 million in net gains and $42 million in net losses on long-term investments, respectively.
Income Taxes
We compute our provision for or benefit from income taxes by applying the estimated annual effective tax rate to income or loss from recurring operations and adding the effects of any discrete income tax items specific to the period.
We recognized excess tax benefits on share-based compensation of $30 million and $28 million in our provision for income taxes for the three months ended October 31, 2025 and 2024, respectively.
Our effective tax rate for the three months ended October 31, 2025 was approximately 20%. Excluding discrete tax items primarily related to share-based compensation, our effective tax rate was approximately 24%. The difference from the federal statutory rate of 21% was primarily due to state income taxes and non-deductible share-based compensation, which were partially offset by the tax benefit we received from the federal research and experimentation credit.
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
On July 4, 2025, the U.S. federal government enacted the One Big Beautiful Bill Act (OBBBA), which includes significant tax law changes, most notably the reinstatement of the immediate expensing of domestic research and developmental expenditures, effective in fiscal 2026. The deductibility of these expenditures is expected to significantly reduce our deferred tax assets and income tax payable for periods starting in fiscal 2026.
The OBBBA has multiple effective dates from fiscal 2025 through fiscal 2027. We are currently assessing all applicable provisions of the legislation and their impact on our consolidated financial statements for fiscal 2027 and beyond.
In the current global tax policy environment, the U.S. and other domestic and foreign governments continue to consider, and in some cases enact, changes in corporate tax laws. As changes occur, we account for finalized legislation in the period of enactment.

LIQUIDITY AND CAPITAL RESOURCES

Overview
At October 31, 2025, our cash, cash equivalents, and investments totaled $3.7 billion, a decrease of $856 million from July 31, 2025 driven by cash used in financing activities, partially offset by cash from investing activities and operations. See the discussion of all factors under “Statements of Cash Flows” below. Our primary sources of liquidity have been cash from operations, which entails the collection of accounts receivable for products and services, the issuance of senior unsecured notes and commercial paper, and borrowings under our credit facilities. Our primary uses of cash have been for research and development programs, selling and marketing activities, capital projects, acquisitions of businesses, debt service costs and debt repayment, repurchases of our common stock under our stock repurchase programs, the payment of cash dividends, and funding of our financing for small and mid-market businesses and early tax refund offerings. As discussed in “Executive Overview – Industry Trends and Seasonality” earlier in this Item 2, our business is subject to significant seasonality. The balance of our cash, cash equivalents, and investments generally fluctuates with that seasonal pattern. We believe the seasonality of our business is likely to continue in the future.

Intuit Q1 Fiscal 2026 Form 10-Q	40

The following table summarizes selected measures of our liquidity and capital resources at the dates indicated:

(Dollars in millions)	October 31, 2025	July 31, 2025	$ Change	% Change
Cash, cash equivalents, and investments	$3,696	$4,552	$(856)	(19)%
Long-term investments	$92	$94	$(2)	(2)%
Short-term debt	$749	$—	$749	NM
Long-term debt	$5,391	$5,973	$(582)	(10)%
Working capital	$2,902	$3,737	$(835)	(22)%
Ratio of current assets to current liabilities	1.4 : 1	1.4 : 1
__________________________
NM - Not meaningful
We have historically generated significant cash from operations, and we expect to continue to do so in the future. Our cash, cash equivalents, and investments totaled $3.7 billion at October 31, 2025. None of those funds were restricted and approximately 89% of those funds were located in the U.S.
Our $1.5 billion unsecured revolving credit facility and our commercial paper program are available to us for general corporate purposes. At October 31, 2025, no amounts were outstanding under the unsecured revolving credit facility or the commercial paper program. See Note 6 to the financial statements in Part I, Item 1 of this Quarterly Report for more information.
Our secured revolving credit facilities are available to fund the lending products and services we offer to qualified small and mid-market businesses. At October 31, 2025, $1.2 billion was outstanding under our secured revolving credit facilities.
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

Statements of Cash Flows
The following table summarizes selected items from our condensed consolidated statements of cash flows for the first three months of fiscal 2026 and fiscal 2025. See the financial statements in Part I, Item 1 of this Quarterly Report for complete condensed consolidated statements of cash flows for those periods.

	Three Months Ended
(In millions)	October 31, 2025	October 31, 2024	$ Change
Net cash provided by (used in):
Operating activities	$637	$362	$275
Investing activities	1,198	(188)	1,386
Financing activities	(4,372)	761	(5,133)
Effect of exchange rates on cash, cash equivalents, restricted cash, and restricted cash equivalents	(1)	—	(1)
Net increase (decrease) in cash, cash equivalents, restricted cash, and restricted cash equivalents	$(2,538)	$935	$(3,473)

Intuit Q1 Fiscal 2026 Form 10-Q	41

Our primary sources and uses of cash were as follows:
Three Months Ended
October 31, 2025	October 31, 2024
 Sources of cash:

• Net sales and maturities of corporate and customer fund investments
• Principal repayments of notes receivable held for investment
• Operations
• Sales of notes receivable originally classified as held for investment
• Borrowings under our secured revolving credit facilities
• Issuance of common stock under employee stock plans

 Uses of cash:

• Net change in funds receivable and funds payable and amounts due to customers
• Purchases of notes receivable held for investment
• Repurchases of shares of our common stock
• Payment of cash dividends and dividend rights
• Payment of accrued bonuses for fiscal 2025
• Payments for employee taxes withheld upon vesting of restricted stock units

 Sources of cash:

• Net change in funds receivable and funds payable and amounts due to customers
• Principal repayments of notes receivable held for investment
• Operations
• Sales of notes receivable originally classified as held for investment
• Issuance of common stock under employee stock plans
• Borrowings under our secured revolving credit facilities

 Uses of cash:

• Purchases of notes receivable held for investment
• Repurchases of shares of our common stock
• Payment of accrued bonuses and restructuring for fiscal 2024
• Payment of cash dividends and dividend rights
• Payments for employee taxes withheld upon vesting of restricted stock units

Stock Repurchase Programs, Treasury Shares, and Dividends on Common Stock
As described in Note 10 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report, during the first three months of fiscal 2026, we repurchased 1.2 million shares of our common stock under repurchase programs that our Board of Directors has authorized. On August 19, 2025, our Board of Directors approved an increase in the authorization under the existing stock repurchase program under which we are authorized to repurchase up to an additional $3.2 billion of our common stock. At October 31, 2025, we had authorization from our Board of Directors for up to $4.4 billion in stock repurchases. We currently expect to continue repurchasing our common stock on a quarterly basis; however, future stock repurchases under the current program are at the discretion of management, and authorization of future stock repurchase programs is subject to the final determination of our Board of Directors.
We have continued to pay quarterly cash dividends on shares of our outstanding common stock. During the three months ended October 31, 2025, we declared quarterly cash dividends that totaled $1.20 per share of outstanding common stock for a total of $343 million. In November 2025, our Board of Directors declared a quarterly cash dividend of $1.20 per share of outstanding common stock payable on January 16, 2026 to stockholders of record at the close of business on January 9, 2026. We currently expect to continue to pay comparable cash dividends on a quarterly basis. However, future declarations of dividends and the establishment of future record dates and payment dates are subject to the final determination of our Board of Directors.

Commitments for Senior Unsecured Notes
In June 2020, we issued $2 billion of senior unsecured notes, of which $1.0 billion is outstanding as of October 31, 2025, and is comprised of the following:
•$500 million of 1.350% notes due July 2027; and
•$500 million of 1.650% notes due July 2030 (together, the 2020 Notes).
Interest is payable semiannually on January 15 and July 15 of each year. At October 31, 2025, our maximum commitment for interest payments was $55 million for the remaining duration of the outstanding 2020 Notes.
The 2020 Notes are senior unsecured obligations of Intuit and rank equally with all existing and future unsecured and unsubordinated indebtedness of Intuit and are redeemable by us at any time, subject to a make-whole premium. Upon the occurrence of change of control transactions that are accompanied by certain downgrades in the credit ratings of the 2020 Notes, we will be required to repurchase the 2020 Notes at a repurchase price equal to 101% of the aggregate outstanding principal plus any accrued and unpaid interest to but not including the date of repurchase. The indenture governing the 2020 Notes requires us to comply with certain covenants. For example, the 2020 Notes limit our ability to create certain liens and enter into sale and leaseback transactions. As of October 31, 2025, we were compliant with all covenants governing the 2020 Notes. See Note 6 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report for more information.

Intuit Q1 Fiscal 2026 Form 10-Q	42

In September 2023, we issued $4 billion of senior unsecured notes comprised of the following:
•$750 million of 5.250% notes due September 2026;
•$750 million of 5.125% notes due September 2028;
•$1,250 million of 5.200% notes due September 2033; and
•$1,250 million of 5.500% notes due September 2053 (together, the 2023 Notes).
Interest is payable semiannually on March 15 and September 15 of each year. At October 31, 2025, our maximum commitment for interest payments was $2.6 billion for the remaining duration of the outstanding 2023 Notes.
The 2023 Notes are senior unsecured obligations of Intuit and rank equally with all existing and future unsecured and unsubordinated indebtedness of Intuit and are redeemable by us at any time, subject to a make-whole premium. The indenture governing the 2023 Notes requires us to comply with certain covenants. For example, the 2023 Notes limit our ability to create certain liens and enter into sale and leaseback transactions. As of October 31, 2025, we were compliant with all covenants governing the 2023 Notes. See Note 6 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report for more information.

Credit Facilities
Unsecured Revolving Credit Facilities
On February 5, 2024, we terminated our amended and restated credit agreement dated November 1, 2021 (2021 Credit Facility), and entered into a credit agreement with certain lenders providing for a $1.5 billion unsecured revolving credit facility that expires on February 5, 2029 (2024 Credit Facility).
Under the 2024 Credit Facility, we may, subject to certain customary conditions, including approval of relevant lenders, on one or more occasions, increase commitments under the 2024 Credit Facility by an amount not to exceed $1 billion in the aggregate, and, on one or more occasions, extend the maturity date of the 2024 Credit Facility by one year. The 2024 Credit Facility includes a $500 million sublimit for borrowing swingline loans and a $250 million sublimit for the issuance of letters of credit. Advances under the 2024 Credit Facility accrue interest at rates equal to (a) in the case of U.S. dollar borrowings, at our election, either (i) the alternate base rate plus a margin that ranges from 0.0% to 0.125%, or (ii) the adjusted term Secured Overnight Finance Rate (SOFR) plus a margin that ranges from 0.7% to 1.125%, or (b) in the case of foreign currency borrowings, the interest benchmark for the relevant currency specified in the credit agreement plus a margin that ranges from 0.7% to 1.125%. The facility fee ranges from 0.050% to 0.125% per ann    um. The actual interest margins and the facility fee are based on our senior long-term debt credit ratings.
The 2024 Credit Facility includes customary affirmative and negative covenants, including a financial covenant that requires us to maintain a ratio of total gross debt to earnings before interest, taxes, depreciation, and amortization (EBITDA), as defined in the agreement, of not greater than 4.00 to 1.00 as measured on a rolling twelve month basis as of the last day of each fiscal quarter. As of October 31, 2025, we were compliant with all covenants governing the 2024 Credit Facility. At October 31, 2025, no amounts were outstanding under the 2024 Credit Facility.
We monitor counterparty risk associated with the lenders that are providing the unsecured revolving credit facility.
Secured Revolving Credit Facilities
On February 19, 2019, a subsidiary of Intuit entered into a secured revolving credit facility with a lender to fund the lending products and services we offer to qualified small and mid-market businesses (the 2019 Secured Facility). The 2019 Secured Facility is non-recourse to Intuit Inc. and is secured by cash and receivables of the subsidiary, which are in excess of the amount outstanding under the 2019 Secured Facility as of October 31, 2025. We have entered into several amendments to this facility. These amendments primarily increase the facility limit, extend the commitment term and final maturity date, and update the benchmark interest rate. Under the amended 2019 Secured Facility, the facility limit is $500 million, of which $300 million is committed and $200 million is uncommitted. Advances accrue interest at adjusted daily simple SOFR plus 1.25%. Unused portions of the committed credit facility accrue a fee at a rate ranging from 0.25% to 0.75%, depending on the total unused committed balance. The commitment term is through August 31, 2027, and the final maturity date is August 31, 2028. The agreement includes certain affirmative and negative covenants, including financial covenants that require the subsidiary to maintain specified financial ratios. As of October 31, 2025, we were compliant with all covenants governing the 2019 Secured Facility. At October 31, 2025, $480 million was outstanding under the 2019 Secured Facility and the weighted-average interest rate was 5.57%.
On October 12, 2022, another subsidiary of Intuit entered into a secured revolving credit facility with a lender to fund the lending products and services we offer to qualified small and mid-market businesses (the 2022 Secured Facility). The 2022 Secured Facility is non-recourse to Intuit Inc. and is secured by cash and receivables of the subsidiary, which are in excess of the amount outstanding under the 2022 Secured Facility as of October 31, 2025. We have entered into several amendments to this facility. These amendments primarily extend the commitment term and final maturity date, increase the commitment amount, and reduce the interest rate. Under the amended 2022 Secured Facility, the facility limit is $500 million, of which $400 million is committed and $100 million is uncommitted. Advances accrue interest at term SOFR plus 1.1%. Unused portions of the committed credit facility accrue a fee at a rate ranging from 0.2% to 0.4%, depending on the total unused committed balance. The commitment term is through April 30, 2027, and the final maturity date is May 1, 2028. The agreement includes

Intuit Q1 Fiscal 2026 Form 10-Q	43

certain affirmative and negative covenants, including financial covenants that require the subsidiary to maintain specified financial ratios. As of October 31, 2025, we were compliant with all covenants governing the 2022 Secured Facility. At October 31, 2025, $400 million was outstanding under the 2022 Secured Facility and the weighted-average interest rate was 5.32%.
On November 1, 2024, another subsidiary of Intuit entered into a secured revolving credit facility with a lender to fund the lending products and services we offer to qualified small and mid-market businesses (the 2024 Secured Facility). The 2024 Secured Facility is non-recourse to Intuit Inc. and is secured by cash and receivables of the subsidiary, which are in excess of the amount outstanding under the 2024 Secured Facility as of October 31, 2025. We have entered into several amendments to this facility. These amendments primarily increase the commitment amount. Under the amended 2024 Secured Facility, the facility limit is $300 million, all of which is committed. Advances accrue interest at daily simple SOFR plus 1.15%. Unused portions of the committed credit facility accrue a fee at a rate ranging from 0.2% to 0.4%, depending on the total unused committed balance. The commitment term is through November 1, 2027, and the final maturity date is November 1, 2028. The agreement includes certain affirmative and negative covenants, including financial covenants that require the subsidiary to maintain specified financial ratios. As of October 31, 2025, we were compliant with all covenants governing the 2024 Secured Facility. At October 31, 2025, $300 million was outstanding under the 2024 Secured Facility and the weighted-average interest rate was 5.37%.
We monitor counterparty risk associated with the lenders that are providing the secured revolving credit facilities.

Commercial Paper Program
Under our established commercial paper program, we may issue and sell unsecured short-term promissory notes (commercial paper) up to $1.5 billion. The maturities of the commercial paper may vary but will not exceed 397 days from the date of issuance. At October 31, 2025 and July 31, 2025, no amounts were outstanding under this program.

Cash Held by Foreign Subsidiaries
Our cash, cash equivalents, and investments totaled $3.7 billion at October 31, 2025. Approximately 11% of those funds were held by our foreign subsidiaries and subject to repatriation tax considerations. These foreign funds were located primarily in India, the United Kingdom, and Canada. We do not expect to pay incremental U.S. taxes on repatriation. We have recorded income tax expense for Canada, India, and Israel withholding taxes on earnings that are not permanently reinvested. In the event that funds from foreign operations are repatriated to the U.S., we would pay withholding taxes at that time.

CONTRACTUAL OBLIGATIONS
We presented our contractual obligations at July 31, 2025 in our Annual Report on Form 10-K for the fiscal year then ended. There were no material changes outside the ordinary course of business to our contractual obligations during the three months ended October 31, 2025.

RECENT ACCOUNTING PRONOUNCEMENTS
For a description of recent accounting pronouncements, if any, and the potential impact of these pronouncements on our condensed consolidated financial statements, see Note 1 to the financial statements in Part I, Item 1 of this Quarterly Report.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes to our quantitative and qualitative disclosures about market risk during the three months ended October 31, 2025.
See Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended July 31, 2025 for a detailed discussion of our market risks.

Intuit Q1 Fiscal 2026 Form 10-Q	44

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

Intuit Q1 Fiscal 2026 Form 10-Q	45

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS
See Note 11 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a description of legal proceedings.

ITEM 1A - RISK FACTORS
Our businesses routinely encounter and address risks, many of which could cause our future results to be materially different than we presently anticipate. Below, we describe material factors, events and uncertainties that make an investment in our securities speculative or risky, categorized solely for ease of reference as strategic, operational, legal and compliance, and financial risks, and which you should consider carefully in evaluating our business. The following events and consequences could have a material adverse effect on our business, growth, prospects, financial condition, results of operations, cash flows, liquidity, reputation and credit rating, and the trading price of our common stock could decline. Some of the factors, events, and uncertainties discussed below may have occurred in the past. However, these disclosures are not representations as to whether or not the factors, events or uncertainties have occurred in the past, instead they reflect our beliefs and opinions as to the factors, events or uncertainties that could materially and adversely affect us in the future. We could also be affected by other events, factors or uncertainties that are presently unknown to us or that we do not currently consider to present significant risks to our business. These risks may be amplified by the effects of global developments and conditions or events, including macroeconomic and geopolitical conditions, which have caused significant global economic instability and uncertainty. Therefore, you should not consider the following risks to be a complete statement of all the potential risks or uncertainties that we face.
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

Intuit Q1 Fiscal 2026 Form 10-Q	46

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
Our consumer and professional tax businesses depend significantly on revenue from customers who return each year to use our updated tax preparation and filing software and services. They include customers who use our free consumer tax products and whose tax scenarios evolve in subsequent years to require paid services. Encouraging continued use of our offerings in successive years can become increasingly difficult if customers do not perceive our offerings to provide continuing or meaningfully l incremental value. The growth of our business depends, in part, on our ability to successfully provide customers value in this way.
In addition, when customers consent to the use of their data across our platform, we work to provide additional benefits to them through our existing offerings and through the development of new offerings. Our inability to demonstrate value of any of these offerings to existing customers may negatively impact our ability to build new data-driven offerings and our revenue.
We may expend a significant amount of resources and management attention on offerings that do not ultimately succeed in their markets. We have encountered difficulty in launching new offerings in the past. If we misjudge customer needs in the future, our new offerings may not succeed and our revenues and earnings may be harmed. We have also invested, and in the future, expect to invest in new business models, technologies, geographies, strategies and initiatives. Such endeavors may involve significant risks and uncertainties, including a rapidly changing regulatory environment, diversion of management's attention from current operations, expenses associated with the initiatives, inadequate return on investments, and social or ethical scrutiny. Because these new initiatives are inherently risky, they may not be successful and may harm our financial condition, operating results, or reputation.
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

Intuit Q1 Fiscal 2026 Form 10-Q	47

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

Intuit Q1 Fiscal 2026 Form 10-Q	48

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

Intuit Q1 Fiscal 2026 Form 10-Q	49

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

Intuit Q1 Fiscal 2026 Form 10-Q	50

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

Intuit Q1 Fiscal 2026 Form 10-Q	51

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

Intuit Q1 Fiscal 2026 Form 10-Q	52

of service and other policies with respect to us and other developers. Any adverse changes by these third parties could adversely affect our financial results.
Competition for our key employees is intense and we may not be able to attract, retain and develop the highly skilled employees we need to support our strategic objectives.
Much of our future success depends on the continued service and availability of skilled employees, including members of our executive team, and individuals in technical and other key positions. Experienced individuals with expertise in software as a service, financial technology, mobile technologies, data science, AI, and cybersecurity are in high demand. We have faced and will continue to face intense competition globally to attract and retain a diverse workforce with these and other skills that are critical to our success. This is especially the case in California and India where a significant number of our employees are located. In cases where existing employees cannot be effectively developed to meet evolving business needs, our ability to attract and retain top-tier talent becomes even more important. The compensation and incentives we have available to attract, retain and motivate employees may not meet the expectations of current and prospective employees as the competition for talent intensifies. For example, our equity awards may become less effective if our stock price decreases or increases at a slower rate than our talent competitors. In addition, our ability to issue significant additional equity to attract or retain employees may be limited by the risks of dilution to our existing stockholders and the related increase in our expenses. We may experience higher compensation costs to retain and recruit senior management and highly-skilled employees that may not be offset by improved productivity or revenue. Other factors may make it more challenging for us to continue to successfully attract, retain and develop key employees.
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

Intuit Q1 Fiscal 2026 Form 10-Q	53

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

Intuit Q1 Fiscal 2026 Form 10-Q	54

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

Intuit Q1 Fiscal 2026 Form 10-Q	55

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

Intuit Q1 Fiscal 2026 Form 10-Q	56

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

Intuit Q1 Fiscal 2026 Form 10-Q	57

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
In addition, changes by any rating agency to our credit rating may negatively impact the value and liquidity of both our debt and equity securities. If our credit ratings are downgraded or other negative action is taken, the interest rate payable by us under our unsecured revolving credit facility may increase. In addition, adverse economic conditions or any downgrades in our credit ratings may affect our ability to obtain additional financing in the future and may negatively impact the terms of any such financing. There can be no assurance that any refinancing or additional financing would be available on terms that are favorable or acceptable to us, if at all. For further information about our indebtedness, see Note 6 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report.

Intuit Q1 Fiscal 2026 Form 10-Q	58

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

Intuit Q1 Fiscal 2026 Form 10-Q	59

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Stock repurchase activity during the three months ended October 31, 2025 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans
August 1, 2025 through August 31, 2025	457,695	$709.71	457,695	$4,958,117,856
September 1, 2025 through September 30, 2025	372,355	$673.51	372,355	$4,707,332,705
October 1, 2025 through October 31, 2025	414,753	$665.38	414,753	$4,431,364,124
Total	1,244,803	$684.11	1,244,803
Note: On August 20, 2024, our Board of Directors approved an increase in the authorization under the existing stock repurchase program under which we are authorized to repurchase up to an additional $3 billion of our common stock. On August 19, 2025, our Board of Directors approved an increase in the authorization under the existing stock repurchase program under which we are authorized to repurchase up to an additional $3.2 billion of our common stock. All of the shares repurchased during the three months ended October 31, 2025 were purchased under these plans. At October 31, 2025, we had authorization from our Board of Directors for up to $4.4 billion in stock repurchases.

ITEM 5 - OTHER INFORMATION
During the three months ended October 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K), except for the following trading arrangements that are each intended to satisfy the affirmative defense of Rule 10b5-1(c). On September 3, 2025, Scott D. Cook, Board Member and Founder, adopted a plan for the sale of up to 1,843,868 shares of the Company's common stock, subject to certain conditions, from December 3, 2025 through October 9, 2026. On September 26, 2025, Sandeep S. Aujla, Executive Vice President and Chief Financial Officer, adopted a plan for the sale of up to 12,940 shares of the Company's common stock, subject to certain conditions, from January 5, 2026 through October 9, 2026. On October 3, 2025, Kerry J. McLean, Executive Vice President, General Counsel and Corporate Secretary, adopted a plan for the sale of up to 25,077 shares of the Company's common stock, subject to certain conditions, from January 2, 2026 through October 9, 2026. On October 6, 2025, Sasan K. Goodarzi, President, Chief Executive Officer and Board Member, adopted a plan for the sale of up to 41,000 shares of the Company's common stock, subject to certain conditions, from January 5, 2026 through October 9, 2026.

ITEM 6 - EXHIBITS
See the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q.

Intuit Q1 Fiscal 2026 Form 10-Q	60

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTUIT INC. (Registrant)
Date:	November 20, 2025	By:	/s/ SANDEEP S. AUJLA
Sandeep S. Aujla
Executive Vice President and Chief Financial Officer (Authorized Officer and Principal Financial Officer)

Intuit Q1 Fiscal 2026 Form 10-Q	61

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference

31.01	Certification of Chief Executive Officer	X

31.02	Certification of Chief Financial Officer	X

32.01*	Section 1350 Certification (Chief Executive Officer)	X

32.02*	Section 1350 Certification (Chief Financial Officer)	X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X

101.SCH	XBRL Taxonomy Extension Schema	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X
________________________________

*	This exhibit is intended to be furnished and shall not be deemed “filed” for purposes of the Securities Exchange Act of 1934, as amended.

Intuit Q1 Fiscal 2026 Form 10-Q	62