Form 10-Q
period 2026-01-31
INTUIT INC.
filed 2026-02-26
CIK 896878

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended January 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares (in thousands) of Common Stock, $0.01 par value, outstanding as of February 20, 2026 was 276,550.

INTUIT INC. FORM 10-Q INDEX
Intuit, QuickBooks, TurboTax, Credit Karma, and Mailchimp, among others, are registered trademarks and/or registered service marks of Intuit Inc., or one of its subsidiaries, in the United States and other countries. Other parties’ marks are the property of their respective owners.

Intuit Q2 Fiscal 2026 Form 10-Q	2

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
•our expectations regarding the development of future products, services, business models and technology platforms, and our research and development efforts;
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
•our belief that our cash and cash equivalents, investments, and cash generated from operations will be sufficient to meet our seasonal working capital needs, capital expenditure requirements, contractual obligations, commitments, debt service requirements, and other liquidity requirements associated with our operations for at least the next 12 months;
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
We caution investors that forward-looking statements are only predictions based on our current expectations about future events and are not guarantees of future performance. Actual outcomes and results may differ materially from what is expressed or forecast in these forward-looking statements. Risks, uncertainties, and other factors that might cause such differences, some of which could be material, include but are not limited to those discussed in the section entitled “Risk Factors” in Item 1A of Part II of this Quarterly Report. We encourage you to read carefully all information provided in this report and in our other filings with the Securities and Exchange Commission before deciding to invest in our stock or to maintain or change your investment. These forward-looking statements are based on information as of the filing date of this Quarterly Report and, except as required by law, we undertake no obligation to revise or update any forward-looking statement for any reason.

Intuit Q2 Fiscal 2026 Form 10-Q	3

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

INTUIT INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Six Months Ended
(In millions, except per share amounts)	January 31, 2026	January 31, 2025	January 31, 2026	January 31, 2025
Net revenue:
Service	$3,872	$3,249	$7,369	$6,138
Product and other	779	714	1,167	1,108
Total net revenue	4,651	3,963	8,536	7,246
Costs and expenses:
Cost of revenue:
Cost of service revenue	981	880	1,805	1,652
Cost of product and other revenue	18	20	33	34
Amortization of acquired technology	44	37	88	74
Selling and marketing	1,395	1,204	2,477	2,166
Research and development	836	716	1,679	1,420
General and administrative	401	389	823	783
Amortization of other acquired intangible assets	121	120	242	240
Restructuring	—	4	—	13
Total costs and expenses	3,796	3,370	7,147	6,382
Operating income	855	593	1,389	864
Interest expense	(58)	(60)	(116)	(120)
Interest and other income, net	72	38	157	40
Income before income taxes	869	571	1,430	784
Income tax provision	176	100	291	116
Net income	$693	$471	$1,139	$668

Basic net income per share	$2.49	$1.68	$4.09	$2.38
Shares used in basic per share calculations	278	280	279	280

Diluted net income per share	$2.48	$1.67	$4.06	$2.36
Shares used in diluted per share calculations	280	283	281	283
See accompanying notes.

Intuit Q2 Fiscal 2026 Form 10-Q	4

INTUIT INC. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Six Months Ended
(In millions)	January 31, 2026	January 31, 2025	January 31, 2026	January 31, 2025

Net income	$693	$471	$1,139	$668
Other comprehensive loss, net of income taxes:
Foreign currency translation gain (loss)	9	(10)	8	(10)
Other	(7)	—	(7)	—
Total other comprehensive income (loss), net	2	(10)	1	(10)
Comprehensive income	$695	$461	$1,140	$658
See accompanying notes.

Intuit Q2 Fiscal 2026 Form 10-Q	5

INTUIT INC. CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In millions)	January 31, 2026	July 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$2,942	$2,884
Investments	33	1,668
Accounts receivable, net	1,175	530
Notes receivable held for investment	1,699	1,403
Notes receivable held for sale	117	—
Income taxes receivable	84	50
Prepaid expenses and other current assets	1,239	496
Current assets before funds receivable and amounts held for customers	7,289	7,031
Funds receivable and amounts held for customers	4,414	7,076
Total current assets	11,703	14,107
Long-term investments	127	94
Property and equipment, net	974	961
Operating lease right-of-use assets	593	541
Goodwill	13,983	13,980
Acquired intangible assets, net	4,971	5,302
Long-term deferred income tax assets	1,106	1,222
Other assets	825	751
Total assets	$34,282	$36,958

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$749	$—
Accounts payable	946	792
Accrued compensation and related liabilities	702	858
Deferred revenue	1,141	1,019
Income taxes payable	82	3
Other current liabilities	810	622
Current liabilities before funds payable and amounts due to customers	4,430	3,294
Funds payable and amounts due to customers	4,414	7,076
Total current liabilities	8,844	10,370
Long-term debt	5,411	5,973
Operating lease liabilities	646	597
Other long-term obligations	326	308
Total liabilities	15,227	17,248
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock and additional paid-in capital	22,336	21,635
Treasury stock, at cost	(23,355)	(21,543)
Accumulated other comprehensive loss	(49)	(50)
Retained earnings	20,123	19,668
Total stockholders’ equity	19,055	19,710
Total liabilities and stockholders’ equity	$34,282	$36,958
See accompanying notes.

Intuit Q2 Fiscal 2026 Form 10-Q	6

.

INTUIT INC. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	Three Months Ended January 31, 2026
(Dollars in millions, except per share amount; shares in thousands)	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
Balance at October 31, 2025	278,509	$21,996	$(22,394)	$(51)	$19,771	$19,322
Comprehensive income	—	—	—	2	693	695
Issuance of stock under employee stock plans, net of shares withheld for employee taxes	548	(181)	—	—	—	(181)
Stock repurchases under stock repurchase programs	(1,565)	—	(961)	—	—	(961)
Dividends and dividend rights declared ($1.20 per share)	—	—	—	—	(341)	(341)
Share-based compensation expense	—	521	—	—	—	521
Balance at January 31, 2026	277,492	$22,336	$(23,355)	$(49)	$20,123	$19,055

	Six Months Ended January 31, 2026
(Dollars in millions, except per share amount; shares in thousands)	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
Balance at July 31, 2025	279,129	$21,635	$(21,543)	$(50)	$19,668	$19,710
Comprehensive income	—	—	—	1	1,139	1,140
Issuance of stock under employee stock plans, net of shares withheld for employee taxes	1,173	(363)	—	—	—	(363)
Stock repurchases under stock repurchase programs	(2,810)	—	(1,812)	—	—	(1,812)
Dividends and dividend rights declared ($2.40 per share)	—	—	—	—	(684)	(684)
Share-based compensation expense	—	1,064	—	—	—	1,064
Balance at January 31, 2026	277,492	$22,336	$(23,355)	$(49)	$20,123	$19,055

Intuit Q2 Fiscal 2026 Form 10-Q	7

INTUIT INC. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	Three Months Ended January 31, 2025
(Dollars in millions, except per share amount; shares in thousands)	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
Balance at October 31, 2024	280,121	$20,619	$(19,320)	$(54)	$16,891	$18,136
Comprehensive income	—	—	—	(10)	471	461
Issuance of stock under employee stock plans, net of shares withheld for employee taxes	745	(122)	—	—	—	(122)
Stock repurchases under stock repurchase programs	(1,126)	—	(721)	—	—	(721)
Dividends and dividend rights declared ($1.04 per share)	—	—	—	—	(303)	(303)
Share-based compensation expense	—	498	—	—	—	498
Balance at January 31, 2025	279,740	$20,995	$(20,041)	$(64)	$17,059	$17,949

	Six Months Ended January 31, 2025
(Dollars in millions, except per share amount; shares in thousands)	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
Balance at July 31, 2024	280,268	$20,251	$(18,750)	$(54)	$16,989	$18,436
Comprehensive income	—	—	—	(10)	668	658
Issuance of stock under employee stock plans, net of shares withheld for employee taxes	1,513	(265)	—	—	—	(265)
Stock repurchases under stock repurchase programs	(2,041)	—	(1,291)	—	—	(1,291)
Dividends and dividend rights declared ($2.08 per share)	—	—	—	—	(598)	(598)
Share-based compensation expense	—	1,009	—	—	—	1,009
Balance at January 31, 2025	279,740	$20,995	$(20,041)	$(64)	$17,059	$17,949

See accompanying notes.

Intuit Q2 Fiscal 2026 Form 10-Q	8

INTUIT INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
(In millions)	January 31, 2026	January 31, 2025
Cash flows from operating activities:
Net income	$1,139	$668
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	88	86
Amortization of acquired intangible assets	330	314
Non-cash operating lease cost	49	37
Share-based compensation expense	1,064	1,009
Deferred income taxes	137	(227)
Provision for credit losses	105	65
Other	(82)	34
Total adjustments	1,691	1,318
Changes in operating assets and liabilities:
Accounts receivable	(645)	(560)
Income taxes receivable	(33)	(13)
Prepaid expenses and other assets	(204)	(208)
Accounts payable	131	319
Accrued compensation and related liabilities	(165)	(300)
Deferred revenue	119	154
Income taxes payable	79	22
Operating lease liabilities	(39)	(46)
Other liabilities	134	77
Total changes in operating assets and liabilities	(623)	(555)
Net cash provided by operating activities	2,207	1,431
Cash flows from investing activities:
Purchases of corporate and customer fund investments	(115)	(321)
Sales of corporate and customer fund investments	119	133
Maturities of corporate and customer fund investments	1,641	637
Purchases of property and equipment	(84)	(64)
Originations and purchases of notes receivable held for investment	(2,885)	(1,825)
Sales of notes receivable originally classified as held for investment	595	246
Principal repayments of notes receivable held for investment	1,812	924
Other	(585)	(407)
Net cash provided by (used in) investing activities	498	(677)
Cash flows from financing activities:
Proceeds from borrowings under secured revolving credit facilities	186	219
Proceeds from issuance of stock under employee stock plans	91	175
Payments for employee taxes withheld upon vesting of restricted stock units	(454)	(436)
Cash paid for purchases of treasury stock	(1,787)	(1,274)
Dividends and dividend rights paid	(682)	(596)
Net change in funds receivable and funds payable and amounts due to customers	(2,756)	(583)
Other	(7)	(4)
Net cash used in financing activities	(5,409)	(2,499)
Effect of exchange rates on cash, cash equivalents, restricted cash, and restricted cash equivalents	6	(12)
Net decrease in cash, cash equivalents, restricted cash, and restricted cash equivalents	(2,698)	(1,757)

Intuit Q2 Fiscal 2026 Form 10-Q	9

Cash, cash equivalents, restricted cash, and restricted cash equivalents at beginning of period	9,481	7,099
Cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period	$6,783	$5,342

Reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents reported within the condensed consolidated balance sheets to the total amounts reported on the condensed consolidated statements of cash flows
Cash and cash equivalents	$2,942	$2,435
Restricted cash and restricted cash equivalents included in funds receivable and amounts held for customers	3,841	2,907
Total cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period	$6,783	$5,342

Supplemental schedule of non-cash investing activities:
Transfers of notes receivable originated or purchased as held for investment to held for sale	$693	$248
See accompanying notes.

Intuit Q2 Fiscal 2026 Form 10-Q	10

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
Effective August 1, 2025, we combined our Consumer, Credit Karma, and ProTax businesses into a single Consumer segment in order to better serve the diverse financial needs of our customers as one consumer platform. Our chief operating decision maker allocates resources and assesses segment performance using regularly provided segment revenue and segment operating income information under this updated segment structure. To align results under this segment change, certain selling and marketing, product development, and general and administrative expenses for Credit Karma that were managed at the segment level are now managed at the platform level and are included in other corporate expenses rather than in segment expenses. Also on August 1, 2025, we reorganized certain marketing, communications, and customer success functions in our Global Business Solutions segment that support and benefit our overall platform and are managed at that level rather than at the segment level. Additionally, certain data science and analytics teams that were managed at the platform level are now managed at the segment level. We have recast certain previously reported amounts to conform to these segment changes. As a result of these changes, for the three and six months ended January 31, 2025, we reclassified expenses totaling $3 million and $6 million from Global Business Solutions and $149 million and $301 million from Consumer to other corporate expenses, respectively, to conform to the current presentation. See Note 12, "Segment Information," for more information.
These unaudited condensed consolidated financial statements and accompanying notes should be read together with the audited consolidated financial statements in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2025. Results for the six months ended January 31, 2026 are not necessarily indicative of the results we expect for the fiscal year ending July 31, 2026 or any other future period.

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

Significant Accounting Policies
We described our significant accounting policies in Note 1 to the financial statements in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2025. There have been no changes to our significant accounting policies during the first six months of fiscal 2026.

Intuit Q2 Fiscal 2026 Form 10-Q	11

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

Intuit Q2 Fiscal 2026 Form 10-Q	12

The following table presents the composition of shares used in the computation of basic and diluted net income per share for the periods indicated.

	Three Months Ended		Six Months Ended
(In millions, except per share amounts)	January 31, 2026	January 31, 2025	January 31, 2026	January 31, 2025
Numerator:
Net income	$693	$471	$1,139	$668

Denominator:
Shares used in basic per share calculations:
Weighted-average common shares outstanding	278	280	279	280

Shares used in diluted per share calculations:
Weighted-average common shares outstanding	278	280	279	280
Dilutive potential common equivalent shares from share-based awards	2	3	2	3
Dilutive weighted-average common shares outstanding	280	283	281	283

Basic and diluted net income per share:
Basic net income per share	$2.49	$1.68	$4.09	$2.38

Diluted net income per share	$2.48	$1.67	$4.06	$2.36

Shares excluded from diluted net income per share:
Weighted-average share-based awards that have been excluded from dilutive common equivalent shares outstanding due to their anti-dilutive effect	3	—	3	—

Deferred Revenue
We record deferred revenue when we have entered into a contract with a customer, and cash payments are received or due prior to transfer of control or satisfaction of the related performance obligation. Our deferred revenue primarily relates to our subscription offerings. During the three and six months ended January 31, 2026, we recognized revenue of $251 million and $841 million, respectively, that was included in deferred revenue at July 31, 2025. During the three and six months ended January 31, 2025, we recognized revenue of $194 million and $718 million, respectively, that was included in deferred revenue at July 31, 2024.
Our performance obligations are generally satisfied within 12 months of the initial contract date. As of January 31, 2026 and July 31, 2025, the deferred revenue balance related to performance obligations that will be satisfied after 12 months was $2 million and $4 million, respectively, and is included in other long-term obligations on our condensed consolidated balance sheets.

Concentration of Credit Risk and Significant Customers
No customer accounted for 10% or more of total net revenue in the three or six months ended January 31, 2026 or January 31, 2025. No customer accounted for 10% or more of gross accounts receivable at January 31, 2026 or July 31, 2025.

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

Intuit Q2 Fiscal 2026 Form 10-Q	13

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

Intuit Q2 Fiscal 2026 Form 10-Q	14

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table summarizes financial assets that we measured at fair value on a recurring basis at the dates indicated, classified in accordance with the fair value hierarchy described above.

	January 31, 2026			July 31, 2025
(In millions)	Level 1	Level 2	Total Fair Value	Level 1	Level 2	Total Fair Value
Assets:
Cash equivalents, primarily money market funds	$318	$—	$318	$1,790	$—	$1,790
Available-for-sale debt securities:
Corporate notes	—	178	178	—	502	502
U.S. agency securities	—	5	5	—	1,316	1,316
Total available-for-sale debt securities	—	183	183	—	1,818	1,818
Total assets measured at fair value on a recurring basis	$318	$183	$501	$1,790	$1,818	$3,608
The following table summarizes our cash equivalents and available-for-sale debt securities by balance sheet classification and level in the fair value hierarchy at the dates indicated.

	January 31, 2026			July 31, 2025
(In millions)	Level 1	Level 2	Total Fair Value	Level 1	Level 2	Total Fair Value
Cash equivalents:
In cash and cash equivalents	$312	$—	$312	$1,790	$—	$1,790
In funds receivable and amounts held for customers	6	—	6	—	—	—
Total cash equivalents	$318	$—	$318	$1,790	$—	$1,790
Available-for-sale debt securities:
In investments	$—	$33	$33	$—	$1,668	$1,668
In funds receivable and amounts held for customers	—	150	150	—	150	150
Total available-for-sale debt securities	$—	$183	$183	$—	$1,818	$1,818
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
Financial assets whose fair values we measure using Level 3 inputs consist of notes receivable held for sale and notes receivable held for investment. Notes receivable held for sale are recorded at the lower of amortized cost or fair value. As of January 31, 2026, total notes receivable held for sale were not material and the difference between amortized cost and fair value was not material. As of July 31, 2025, we held no notes receivable for sale. As of January 31, 2026 and July 31, 2025, the difference between the amortized cost and fair value of notes receivable held for investment was not material.
Financial liabilities whose fair values we measure using Level 2 inputs consist of senior unsecured notes. We measure the fair value of our senior unsecured notes based on their trading prices and the interest rates we could obtain for other borrowings with similar terms. At each of the reporting periods ended January 31, 2026 and July 31, 2025, the total estimated fair value of the senior unsecured notes was $5.0 billion. At each of the reporting periods ended January 31, 2026 and July 31, 2025, the carrying value of the senior unsecured notes was $5.0 billion. See Note 6, “Debt,” for more information.

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

Intuit Q2 Fiscal 2026 Form 10-Q	15

The following table summarizes the adjustments to the carrying value of our long-term investments.

	Three Months Ended		Six Months Ended
(In millions)	January 31, 2026	January 31, 2025	January 31, 2026	January 31, 2025
Upward adjustments	$31	$8	$58	$8
Downward adjustments, including impairments	—	(9)	—	(51)
Net adjustments	$31	$(1)	$58	$(43)
Cumulative upward adjustments amounted to $79 million, and cumulative downward adjustments, including impairments, amounted to $27 million through January 31, 2026 for measurement alternative investments held as of January 31, 2026. The carrying value of long-term investments on our condensed consolidated balance sheets was $127 million and $94 million at January 31, 2026 and July 31, 2025, respectively.

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

	January 31, 2026		July 31, 2025
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Classification on condensed consolidated balance sheets:
Cash and cash equivalents	$2,942	$2,942	$2,884	$2,884
Investments	33	33	1,667	1,668
Funds receivable and amounts held for customers	4,413	4,414	7,076	7,076
Total cash and cash equivalents, investments, and funds receivable and amounts held for customers	$7,388	$7,389	$11,627	$11,628
The following table summarizes our cash and cash equivalents, investments, and relevant portion of funds receivable and amounts held for customers by investment category at the dates indicated. As of January 31, 2026 and July 31, 2025, this excludes $423 million and $329 million, respectively, of funds receivable from third-party payment processors on our condensed consolidated balance sheets included in funds receivable and amounts held for customers that were not measured and recorded at fair value.

	January 31, 2026		July 31, 2025
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Type of issue:
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$6,783	$6,783	$9,481	$9,481
Available-for-sale debt securities:
Corporate notes	176	178	502	502
U.S. agency securities	6	5	1,315	1,316
Total available-for-sale debt securities	182	183	1,817	1,818
Total cash, cash equivalents, restricted cash, restricted cash equivalents, and investments	$6,965	$6,966	$11,298	$11,299

Intuit Q2 Fiscal 2026 Form 10-Q	16

We use the specific identification method to compute gains and losses on investments. We include realized gains and losses on our available-for-sale debt securities in interest and other income, net in our condensed consolidated statements of operations. Gross realized gains and losses on our available-for-sale debt securities for the six months ended January 31, 2026 and January 31, 2025 were not material.
We accumulate unrealized gains and losses on our available-for-sale debt securities, net of tax, in accumulated other comprehensive income or loss in the stockholders’ equity section of our condensed consolidated balance sheets, except for certain unrealized losses described below. Gross unrealized gains and losses on our available-for-sale debt securities at January 31, 2026 and July 31, 2025 were not material.
For available-for-sale debt securities in an unrealized loss position, we determine whether a credit loss exists. The estimate of the credit loss is determined by considering available information relevant to the collectibility of the security and information about past events, current conditions, and reasonable and supportable forecasts. The allowance for credit loss is recorded to interest and other income, net in our condensed consolidated statements of operations, not to exceed the amount of the unrealized loss. Any excess unrealized loss greater than the allowance for credit loss at a security level is recognized in accumulated other comprehensive income or loss in the stockholders' equity section of our condensed consolidated balance sheets. We determined there were no credit losses related to available-for-sale debt securities as of January 31, 2026. Unrealized losses on available-for-sale debt securities at January 31, 2026 were not material and were primarily due to changes in market interest rates. We do not intend to sell these investments. In addition, it is more likely than not that we will not be required to sell them before recovery of the amortized cost basis, which may be at maturity.
The following table summarizes our available-for-sale debt securities, included in investments and relevant portion of funds receivable and amounts held for customers, classified by the stated maturity date of the security at the dates indicated.

	January 31, 2026		July 31, 2025
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$61	$61	$1,694	$1,694
Due within two years	69	70	62	63
Due within three years	52	52	61	61
Total available-for-sale debt securities	$182	$183	$1,817	$1,818

The following table summarizes our funds receivable and amounts held for customers by asset category at the dates indicated.

(In millions)	January 31, 2026	July 31, 2025
Restricted cash and restricted cash equivalents	$3,841	$6,597
Restricted available-for-sale debt securities	150	150
Funds receivable	423	329
Total funds receivable and amounts held for customers	$4,414	$7,076

(In millions)	January 31, 2025	July 31, 2024
Restricted cash and restricted cash equivalents	$2,907	$3,490
Restricted available-for-sale debt securities	150	150
Funds receivable	277	281
Total funds receivable and amounts held for customers	$3,334	$3,921

4. Notes Receivable and Allowances for Credit Losses
As of January 31, 2026 and July 31, 2025, our notes receivable portfolio consisted of notes receivable held for investment, including loans made to small and mid-market business and consumers, and notes receivable held for sale, consisting of small and mid-market business loans. We classify notes receivable as held for investment when we have both the intent and ability to hold for the foreseeable future or until maturity or payoff. We classify notes receivable as held for sale when we have the intent and ability to sell substantially all of our rights and interests in a qualified loan to a third-party investor. A note receivable that is initially designated as held for sale or held for investment may be reclassified when our intent for that individual note receivable changes. When a note receivable held for investment is reclassified to held for sale and recorded at the lower of amortized cost or fair value, the related allowance for credit losses for that note receivable is released, and any adjustment to record the note receivable at the lower of amortized cost or fair value is recorded.

Intuit Q2 Fiscal 2026 Form 10-Q	17

Notes Receivable Held for Investment
Business loans. We provide financing to small and mid-market businesses via term loans (business loans) that we originate through an originating bank partner. During the six months ended January 31, 2026 and January 31, 2025, we purchased business loans from our originating bank partner with principal balances in the amount of $2.6 billion and $1.5 billion, respectively. As of January 31, 2026, we had commitments to purchase $255 million in business loans that were originated on or prior to January 31, 2026.
The business loans are not secured and are recorded at amortized cost, which includes the unpaid principal balances net of any related deferred origination costs and fees, discounts, purchase premiums, and allowance for credit losses. As of January 31, 2026 and July 31, 2025, the net balance of business loans held for investment was $1.6 billion and $1.5 billion, respectively, which is net of an allowance for credit losses of $120 million and $100 million, respectively. The current portion is included in notes receivable held for investment and the long-term portion is included in other assets on our condensed consolidated balance sheets.
Interest income is earned on business loans purchased and held for investment in accordance with the specified period of time and defined interest rate noted in the loan contract. Interest income is recorded net of amortized direct origination costs and fees, discounts, and purchase premiums and is included in service revenue in our condensed consolidated statements of operations. Interest income on business loans was not material for all periods presented.
Consumer loans. We provide refund advance loans to eligible TurboTax customers based on the customer's anticipated income tax refund at no cost to the customer, and other consumer loans (consumer loans). The refund advance loans are repaid from the customer's income tax refund, which is generally received within three to four weeks after acceptance of the customer's income tax return by the Internal Revenue Service (IRS). We partner with third-party issuing banks to originate the consumer loans and subsequently purchase those consumer loans. During the six months ended January 31, 2026 and January 31, 2025, we purchased consumer loans from our originating bank partners with principal balances in the amount of $252 million and $317 million, respectively. The consumer loans are not secured and are recorded at amortized cost, net of any related deferred origination costs and fees, discounts, purchase premiums, and allowance for credit losses. As of January 31, 2026 and July 31, 2025, the net balance of consumer loans was $197 million and $2 million, respectively. As of January 31, 2026, we had commitments to purchase $19 million in consumer loans that were originated on or prior to January 31, 2026. Interest income on consumer loans was not material for all periods presented.
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
We consider a business loan to be delinquent when the payments are one day past due. We place delinquent business loans on nonaccrual status and stop accruing interest income. Business loans are returned to accrual status if they are brought current or have performed in accordance with the contractual terms for a reasonable period of time and, in our judgment, will continue to make periodic principal and interest payments as per contractual terms. Previously recognized interest receivable from charged-off business loans that is accrued but not collected from the borrower is reversed. As of January 31, 2026 and July 31, 2025, the amortized cost basis for delinquent business loans and nonaccrual status business loans held for investment were not material. The interest income recognized on a cash basis for business loans in nonaccrual status for the three and six months ended January 31, 2026 and 2025 was not material.

Intuit Q2 Fiscal 2026 Form 10-Q	18

The changes in the allowance for credit losses for our business loan portfolio for the three and six months ended January 31, 2026 and 2025 were as shown in the following table.

	Three Months Ended		Six Months Ended
(In millions)	January 31, 2026	January 31, 2025	January 31, 2026	January 31, 2025
Beginning balance	$112	$69	$100	$62
Provision for expected credit losses	49	32	87	53
Charge-offs	(44)	(20)	(75)	(36)
Recoveries	3	3	8	5
Ending balance	$120	$84	$120	$84
For our consumer loan portfolio, we maintain an allowance for credit losses to reserve for potentially uncollectible refund advance loans and other consumer loans. The allowance for credit losses for refund advance loans is determined based on expected funding of refunds by the IRS using historical trends and future expectations. The allowance for credit losses on refund advance loans and other consumer loans was not material as of January 31, 2026 and July 31, 2025.
We maintain an allowance for credit losses on our loan purchase commitments that is recorded in other current liabilities on the condensed consolidated balance sheets. Our allowance for credit losses on loan purchase commitments was not material as of January 31, 2026 and July 31, 2025.
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
Notes receivable held for sale are recorded at the lower of amortized cost or fair value determined on an individual note receivable basis. As of January 31, 2026, the balance of notes receivable held for sale was $117 million and is included in notes receivable held for sale on our condensed consolidated balance sheets. As of July 31, 2025, we held no notes receivable for sale. The total unpaid principal balance of business loans sold during the six months ended January 31, 2026 and January 31, 2025 amounted to $574 million and $237 million, respectively. For the six months ended January 31, 2026 and January 31, 2025, gains on sales of business loans and servicing income were not material.

5. Goodwill and Acquired Intangible Assets

Goodwill
Changes in the carrying value of goodwill by reportable segment during the six months ended January 31, 2026 were as shown in the following table. Our reportable segments are described in Note 12, “Segment Information.”

(In millions)	Balance July 31, 2025	Goodwill Acquired	Foreign Currency Translation	Balance January 31, 2026
Global Business Solutions	$9,825	$—	$2	$9,827
Consumer	4,155	—	1	4,156
Totals	$13,980	$—	$3	$13,983
Goodwill is net of accumulated impairment losses of $114 million, which were recorded prior to July 31, 2025 and are included in our Consumer segment.

Intuit Q2 Fiscal 2026 Form 10-Q	19

Acquired Intangible Assets
The following table shows the cost, accumulated amortization, and weighted-average life in years for our acquired intangible assets at the dates indicated. The weighted-average lives are calculated for assets that are not fully amortized.

(Dollars in millions)	Customer and User Relationships	Purchased Technology	Trade Names and Logos	Total

At January 31, 2026:
Cost	$6,199	$1,765	$680	$8,644
Accumulated amortization	(2,250)	(1,150)	(273)	(3,673)
Acquired intangible assets, net	$3,949	$615	$407	$4,971
Weighted-average life in years	14	8	13	13

At July 31, 2025:
Cost	$6,198	$1,765	$680	$8,643
Accumulated amortization	(2,034)	(1,061)	(246)	(3,341)
Acquired intangible assets, net	$4,164	$704	$434	$5,302
Weighted-average life in years	14	8	13	13
The following table shows the expected future amortization expense for our acquired intangible assets at January 31, 2026. Amortization of purchased technology is generally charged to amortization of acquired technology in our condensed consolidated statements of operations. Amortization of other acquired intangible assets, such as customer and user relationships, is charged to amortization of other acquired intangible assets in our condensed consolidated statements of operations. If impairment events occur, they could accelerate the timing of acquired intangible asset charges.

(In millions)	Expected Future Amortization Expense
Fiscal year ending July 31,
2026 (excluding the six months ended January 31, 2026)	$329
2027	633
2028	613
2029	593
2030	590
Thereafter	2,213
Total expected future amortization expense	$4,971

Intuit Q2 Fiscal 2026 Form 10-Q	20

6. Debt
The carrying value of our debt was as follows at the dates indicated:

(Dollars in millions)	January 31, 2026	July 31, 2025	Effective Interest Rate
Senior unsecured notes issued June 2020:
1.350% notes due July 2027	$500	$500	1.486%
1.650% notes due July 2030	500	500	1.767%
Senior unsecured notes issued September 2023:
5.250% notes due September 2026	750	750	5.325%
5.125% notes due September 2028	750	750	5.258%
5.200% notes due September 2033	1,250	1,250	5.312%
5.500% notes due September 2053	1,250	1,250	5.576%
Secured revolving credit facilities	1,200	1,014
Total principal balance of debt	6,200	6,014
Unamortized discount and debt issuance costs	(40)	(41)
Net carrying value of debt	$6,160	$5,973

Short-term debt	$749	$—
Long-term debt	$5,411	$5,973
Future principal payments for debt at January 31, 2026 were as shown in the table below.

(In millions)	Future Principal Payments
Fiscal year ending July 31,
2026 (excluding the six months ended January 31, 2026)	$—
2027	1,250
2028	400
2029	1,250
2030	800
Thereafter	2,500
Total future principal payments for debt	$6,200

Senior Unsecured Notes
2020 Notes. In June 2020, we issued four series of senior unsecured notes (together, the 2020 Notes) pursuant to a public debt offering. The proceeds from the issuance were $1.98 billion, net of debt discount of $2 million and debt issuance costs of $15 million. As of January 31, 2026, $1.0 billion in principal on the 2020 Notes remained outstanding.
Interest is payable semiannually on January 15 and July 15 of each year. The discount and debt issuance costs are amortized to interest expense using the effective interest method over the term of the 2020 Notes.
The 2020 Notes are senior unsecured obligations of Intuit and rank equally with all existing and future unsecured and unsubordinated indebtedness of Intuit and are redeemable by us at any time, subject to a make-whole premium. Upon the occurrence of change of control transactions that are accompanied by certain downgrades in the credit ratings of the 2020 Notes, we will be required to repurchase the 2020 Notes at a repurchase price equal to 101% of the aggregate outstanding principal plus any accrued and unpaid interest to but not including the date of repurchase. The indenture governing the 2020 Notes requires us to comply with certain covenants. For example, the 2020 Notes limit our ability to create certain liens and enter into sale and leaseback transactions. As of January 31, 2026, we were compliant with all covenants governing the 2020 Notes.
2023 Notes. In September 2023, we issued four series of senior unsecured notes (together, the 2023 Notes) pursuant to a public debt offering. The proceeds from the issuance were $3.96 billion, net of debt discount of $20 million and debt issuance costs of $24 million, and were used, together with operating cash, to repay the outstanding balance on our unsecured term loan. As of January 31, 2026, $4.0 billion in principal on the 2023 Notes remained outstanding.
Interest is payable semiannually on March 15 and September 15 of each year. The discount and debt issuance costs are amortized to interest expense using the effective interest method over the term of the 2023 Notes.

Intuit Q2 Fiscal 2026 Form 10-Q	21

The 2023 Notes are senior unsecured obligations of Intuit and rank equally with all existing and future unsecured and unsubordinated indebtedness of Intuit and are redeemable by us at any time, subject to a make-whole premium. The indenture governing the 2023 Notes requires us to comply with certain covenants. For example, the 2023 Notes limit our ability to create certain liens and enter into sale and leaseback transactions. As of January 31, 2026, we were compliant with all covenants governing the 2023 Notes.

Unsecured Credit Facilities
2026 Credit Facility. On January 9, 2026, we terminated our amended and restated credit agreement dated February 5, 2024, and entered into a credit agreement with certain lenders providing for a $2.2 billion unsecured revolving credit facility that expires on January 9, 2031 (2026 Credit Facility).
Under the 2026 Credit Facility, we may, subject to certain customary conditions, including approval of relevant lenders, on one or more occasions, increase commitments under the 2026 Credit Facility by an amount not to exceed $4 billion in the aggregate, and, on one or more occasions, extend the maturity date of the 2026 Credit Facility by one year. The 2026 Credit Facility includes a $500 million sublimit for borrowing swingline loans and a $250 million sublimit for the issuance of letters of credit. Advances under the 2026 Credit Facility accrue interest at rates equal to (a) in the case of U.S. dollar borrowings, at our election, either (i) the alternate base rate plus a margin that ranges from 0.000% to 0.125%, or (ii) the term Secured Overnight Finance Rate (SOFR) plus a margin that ranges from 0.700% to 1.125%, or (b) in the case of foreign currency borrowings, the interest benchmark for the relevant currency specified in the credit agreement plus a margin that ranges from 0.700% to 1.125%. The facility fee ranges from 0.050% to 0.125% per annum. The actual interest margins and the facility fee are based on our senior long-term debt credit ratings.
The 2026 Credit Facility includes customary affirmative and negative covenants, including a financial covenant that requires us to maintain a ratio of total gross debt to earnings before interest, taxes, depreciation, and amortization (EBITDA), as defined in the agreement, of not greater than 4.00 to 1.00 as measured on a rolling twelve month basis as of the last day of each fiscal quarter. As of January 31, 2026, we were compliant with all covenants governing the 2026 Credit Facility. At January 31, 2026, no amounts were outstanding under the 2026 Credit Facility.
2026 Short-Term Credit Facility. On January 30, 2026, we entered into a credit agreement with certain lenders providing for a $5.8 billion unsecured short-term revolving credit facility that matures on March 31, 2026 (2026 Short-Term Credit Facility) to fund a portion of our TurboTax early tax refund offering.
Advances under the 2026 Short-Term Credit Facility accrue interest at a rate equal to, at our election, either (i) term SOFR or daily simple SOFR plus a margin of 0.875%, or (ii) the alternate base rate plus a margin of 0.000%. Unused portions of the commitment accrue a fee of 0.07% per annum.
The 2026 Short-Term Credit Facility includes customary affirmative and negative covenants, including a financial covenant that requires us to maintain a ratio of total gross debt to EBITDA, as defined in the agreement, of not greater than 4.00 to 1.00 as measured on a rolling twelve month basis as of the last day of each fiscal quarter. As of January 31, 2026, we were compliant with all covenants governing the 2026 Short-Term Credit Facility. As of January 31, 2026, we have not borrowed any amounts under the 2026 Short-Term Credit Facility.
We terminated the 2026 Short-Term Credit Facility effective February 26, 2026.

Secured Revolving Credit Facilities
2019 Secured Facility. On February 19, 2019, a subsidiary of Intuit entered into a secured revolving credit facility with a lender to fund the lending products and services we offer to qualified small and mid-market businesses (the 2019 Secured Facility). The 2019 Secured Facility is non-recourse to Intuit Inc. and is secured by cash and receivables of the subsidiary, which are in excess of the amount outstanding under the 2019 Secured Facility as of January 31, 2026. We have entered into several amendments to this facility. These amendments primarily increase the facility limit, extend the commitment term and final maturity date, and update the benchmark interest rate. Under the amended 2019 Secured Facility, the facility limit is $500 million, of which $300 million is committed and $200 million is uncommitted. Advances accrue interest at adjusted daily simple SOFR plus 1.25%. Unused portions of the committed credit facility accrue a fee at a rate ranging from 0.25% to 0.75%, depending on the total unused committed balance. The commitment term is through August 31, 2027, and the final maturity date is August 31, 2028. The agreement includes certain affirmative and negative covenants, including financial covenants that require the subsidiary to maintain specified financial ratios. As of January 31, 2026, we were compliant with all covenants governing the 2019 Secured Facility. At January 31, 2026, $500 million was outstanding under the 2019 Secured Facility and the weighted-average interest rate was 5.03%. Interest on the 2019 Secured Facility is payable monthly.
2022 Secured Facility. On October 12, 2022, another subsidiary of Intuit entered into a secured revolving credit facility with a lender to fund the lending products and services we offer to qualified small and mid-market businesses (the 2022 Secured Facility). The 2022 Secured Facility is non-recourse to Intuit Inc. and is secured by cash and receivables of the subsidiary, which are in excess of the amount outstanding under the 2022 Secured Facility as of January 31, 2026. We have entered into several amendments to this facility. These amendments primarily extend the commitment term and final maturity date, increase the commitment amount, and reduce the interest rate. Under the amended 2022 Secured Facility, the facility limit is $500 million, of which $400 million is committed and $100 million is uncommitted. Advances accrue interest at term SOFR plus 1.1%. Unused portions of the committed credit facility accrue a fee at a rate ranging from 0.2% to 0.4%, depending on the total unused committed balance. The commitment term is through April 30, 2027, and the final maturity date is May 1, 2028.

Intuit Q2 Fiscal 2026 Form 10-Q	22

The agreement includes certain affirmative and negative covenants, including financial covenants that require the subsidiary to maintain specified financial ratios. As of January 31, 2026, we were compliant with all covenants governing the 2022 Secured Facility. At January 31, 2026, $400 million was outstanding under the 2022 Secured Facility and the weighted-average interest rate was 4.78%. Interest on the 2022 Secured Facility is payable monthly.
2024 Secured Facility. On November 1, 2024, another subsidiary of Intuit entered into a secured revolving credit facility with a lender to fund the lending products and services we offer to qualified small and mid-market businesses (the 2024 Secured Facility). The 2024 Secured Facility is non-recourse to Intuit Inc. and is secured by cash and receivables of the subsidiary, which are in excess of the amount outstanding under the 2024 Secured Facility as of January 31, 2026. We have entered into several amendments to this facility. These amendments primarily extend the commitment term and final maturity date and increase the total facility and commitment amount. Under the amended 2024 Secured Facility, the facility limit is $500 million, all of which is committed. Advances accrue interest at daily simple SOFR plus 1.15%. Unused portions of the committed credit facility accrue a fee at a rate ranging from 0.2% to 0.4%, depending on the total unused committed balance. The commitment term is through November 1, 2028, and the final maturity date is November 1, 2029. The agreement includes certain affirmative and negative covenants, including financial covenants that require the subsidiary to maintain specified financial ratios. As of January 31, 2026, we were compliant with all covenants governing the 2024 Secured Facility. At January 31, 2026, $300 million was outstanding under the 2024 Secured Facility and the weighted-average interest rate was 5.03%, which includes the fee on the unused committed portion. Interest on the 2024 Secured Facility is payable monthly.

Commercial Paper Program
In January 2026, to support our seasonal working capital needs, we temporarily increased the maximum amount of our commercial paper program, pursuant to which we may issue and sell unsecured short-term promissory notes (commercial paper) in an aggregate principal amount up to $3.2 billion outstanding at any time, with maturities up to 397 days from the date of issuance. At January 31, 2026 and July 31, 2025, no amounts were outstanding under this program.
As of February 26, 2026, there is $2.1 billion in commercial paper outstanding, all of which is scheduled to mature by March 5, 2026.

7. Other Liabilities and Commitments

Other Current Liabilities
Other current liabilities were as follows at the dates indicated:

(In millions)	January 31, 2026	July 31, 2025
Executive deferred compensation plan liabilities	$296	$248
Interest payable	86	85
Current portion of operating lease liabilities	82	69
Sales, property, and other taxes	79	55
Reserve for returns, credits, and promotional discounts	72	39
Amounts due for share repurchases	30	14
Other	165	112
Total other current liabilities	$810	$622
The balances of several of our other current liabilities, particularly our reserves for returns, credits, and promotional discounts, are affected by the seasonality of our business. See Note 1, “Description of Business and Summary of Significant Accounting Policies – Seasonality,” for more information.

Other Long-Term Obligations
Other long-term obligations were as follows at the dates indicated:

(In millions)	January 31, 2026	July 31, 2025
Income tax liabilities	$259	$238
Other	67	70
Total other long-term obligations	$326	$308

Intuit Q2 Fiscal 2026 Form 10-Q	23

Unconditional Purchase Obligations
We describe our unconditional purchase obligations in Note 8 to the financial statements in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2025. There were no significant changes outside the ordinary course of business in our purchase obligations during the six months ended January 31, 2026.

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
We sublease certain office facilities to third parties. These subleases have remaining lease terms of up to 5 years, one of which includes an option to extend the sublease for up to 3 years.
The components of lease expense were as follows:

	Three Months Ended		Six Months Ended
(In millions)	January 31, 2026	January 31, 2025	January 31, 2026	January 31, 2025
Operating lease cost (1)	$34	$25	$65	$54
Variable lease cost	6	5	12	10
Sublease income	(2)	(3)	(4)	(6)
Total net lease cost	$38	$27	$73	$58
(1)Includes short-term leases, which were not material for the three and six months ended January 31, 2026 and 2025.
Supplemental cash flow information related to operating leases was as follows:

	Six Months Ended
(In millions)	January 31, 2026	January 31, 2025
Cash paid for amounts included in the measurement of operating lease liabilities	$55	$57
Right-of-use assets obtained in exchange for operating lease liabilities	$102	$151
Other information related to operating leases was as follows at the dates indicated:

	January 31, 2026	July 31, 2025
Weighted-average remaining lease term for operating leases	7.7 years	8.1 years
Weighted-average discount rate for operating leases	4.3%	3.8%

Intuit Q2 Fiscal 2026 Form 10-Q	24

Future minimum lease payments under noncancellable operating leases as of January 31, 2026 were as follows:

(In millions)	Operating Leases (1)
Fiscal year ending July 31,
2026 (excluding the six months ended January 31, 2026)	$44
2027	119
2028	110
2029	114
2030	112
Thereafter	373
Total future minimum lease payments	872
Less imputed interest	(144)
Present value of lease liabilities	$728
(1)Noncancellable future sublease proceeds as of January 31, 2026 totaled $19 million through July 31, 2030 and $1 million thereafter, and are not included in the table above.
Supplemental balance sheet information related to operating leases was as follows at the dates indicated:

(In millions)	January 31, 2026	July 31, 2025

Operating lease right-of-use assets	$593	$541

Other current liabilities	$82	$69
Operating lease liabilities	646	597
Total operating lease liabilities	$728	$666
As of January 31, 2026, we have additional operating leases with total minimum lease payments of $41 million for office facilities that have not yet commenced and therefore are not reflected on the condensed consolidated balance sheets nor in the tables above. These operating leases are expected to commence in fiscal years 2026 and 2027 with lease terms ranging from five to 10 years.

9. Income Taxes

Effective Tax Rate
We compute our provision for or benefit from income taxes by applying the estimated annual effective tax rate to income or loss from recurring operations and adding the effects of any discrete income tax items specific to the period.
For the three and six months ended January 31, 2026, we recognized excess tax benefits on share-based compensation of $21 million and $51 million, respectively, in our provision for income taxes. For the three and six months ended January 31, 2025, we recognized excess tax benefits on share-based compensation of $29 million and $57 million, respectively, in our provision for income taxes.
Our effective tax rate for the three and six months ended January 31, 2026 was approximately 20%. Excluding discrete tax items primarily related to share-based compensation tax benefits including those mentioned above, our effective tax rate for both periods was approximately 24%. The difference from the federal statutory rate of 21% was primarily due to state income taxes and non-deductible share-based compensation, which were partially offset by the tax benefit we received from the federal research and experimentation credit.
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

Intuit Q2 Fiscal 2026 Form 10-Q	25

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

Unrecognized Tax Benefits and Other Considerations
The total amount of our unrecognized tax benefits at July 31, 2025 was $394 million. If we were to recognize these net benefits, our income tax expense would reflect a favorable net impact of $276 million. There were no material changes to these amounts during the six months ended January 31, 2026.
We offset a $61 million long-term liability for uncertain tax positions against our long-term income tax receivable at each of the reporting periods ended January 31, 2026 and July 31, 2025, respectively. The long-term income tax receivable for both periods was primarily related to the government’s approval of a method of accounting change request for fiscal 2018.

10. Stockholders’ Equity

Stock Repurchase Programs and Treasury Shares
Intuit’s Board of Directors has authorized a series of common stock repurchase programs. Shares of common stock repurchased under these programs become treasury shares. During the six months ended January 31, 2026, we repurchased a total of 2.8 million shares for $1.8 billion under these programs. Included in this amount were $30 million of repurchases, which occurred in late January 2026 and settled in early February 2026. On August 19, 2025, our Board of Directors approved an increase in the authorization under the existing stock repurchase program under which we are authorized to repurchase up to an additional $3.2 billion of our common stock. At January 31, 2026, we had authorization from our Board of Directors for up to $3.5 billion in stock repurchases. Future stock repurchases under the current program are at the discretion of management, and authorization of future stock repurchase programs is subject to the final determination of our Board of Directors.
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

Dividends on Common Stock
During the six months ended January 31, 2026, we declared quarterly cash dividends that totaled $2.40 per share of outstanding common stock for a total of $684 million. In February 2026, our Board of Directors declared a quarterly cash dividend of $1.20 per share of outstanding common stock payable on April 17, 2026 to stockholders of record at the close of business on April 9, 2026. Future declarations of dividends and the establishment of future record dates and payment dates are subject to the final determination of our Board of Directors.

Intuit Q2 Fiscal 2026 Form 10-Q	26

Share-Based Compensation Expense
The following table summarizes the total share-based compensation expense that we recorded in operating income for the periods shown.

	Three Months Ended		Six Months Ended
(In millions)	January 31, 2026	January 31, 2025	January 31, 2026	January 31, 2025
Cost of revenue	$94	$110	$191	$221
Selling and marketing	150	136	306	273
Research and development	178	161	363	322
General and administrative	99	91	204	193
Total share-based compensation expense	$521	$498	$1,064	$1,009

Share-Based Awards Available for Grant
A summary of share-based awards available for grant under our plans for the six months ended January 31, 2026 was as follows:

(Shares in thousands)	Shares Available for Grant
Balance at July 31, 2025	25,147
Restricted stock units granted (1)	(916)
Options granted	—
Share-based awards canceled/forfeited/expired (1) (2)	3,399
Balance at January 31, 2026	27,630
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

Restricted Stock Unit and Restricted Stock Activity
A summary of RSU and restricted stock activity for the six months ended January 31, 2026 was as follows:

(Shares in thousands)	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested at July 31, 2025	9,573	$577.03
Granted	398	$646.22
Vested	(1,648)	$534.25
Forfeited	(712)	$474.06
Nonvested at January 31, 2026	7,611	$599.55
At January 31, 2026, there was approximately $4.0 billion of unrecognized compensation cost related to non-vested RSUs and restricted stock with a weighted-average vesting period of 2.7 years. We adjust unrecognized compensation cost for actual forfeitures as they occur.

Intuit Q2 Fiscal 2026 Form 10-Q	27

Stock Option Activity
A summary of stock option activity for the six months ended January 31, 2026 was as follows:

	Options Outstanding
(Shares in thousands)	Number of Shares	Weighted- Average Exercise Price Per Share
Balance at July 31, 2025	1,319	$566.59
Granted	—	$—
Exercised	(30)	$478.86
Canceled or expired	(37)	$504.86
Balance at January 31, 2026	1,252	$570.50

Exercisable at January 31, 2026	648	$477.81
At January 31, 2026, there was approximately $115 million of unrecognized compensation cost related to non-vested stock options with a weighted-average vesting period of 2.8 years. We adjust unrecognized compensation cost for actual forfeitures as they occur.

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

Intuit Q2 Fiscal 2026 Form 10-Q	28

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
Effective August 1, 2025, we combined our Consumer, Credit Karma, and ProTax businesses into a single Consumer segment in order to better serve the diverse financial needs of our customers as one consumer platform. Our chief operating decision maker allocates resources and assesses segment performance using regularly provided segment revenue and segment operating income information under this updated segment structure. To align results under this segment change, certain selling and marketing, product development, and general and administrative expenses for Credit Karma that were managed at the segment level are now managed at the platform level and are included in other corporate expenses rather than in segment expenses. Also on August 1, 2025, we reorganized certain marketing, communications, and customer success functions in our Global Business Solutions segment that support and benefit our overall platform and are managed at that level rather than at the segment level. Additionally, certain data science and analytics teams that were managed at the platform level are now managed at the segment level. We have recast certain previously reported amounts to conform to these segment changes. As a result of these changes, for the three and six months ended January 31, 2025, we reclassified expenses totaling $3 million and $6 million from Global Business Solutions and $149 million and $301 million from Consumer to other corporate expenses, respectively, to conform to the current presentation.

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

All of our segments operate primarily in the United States and sell primarily to customers in the United States. Total international net revenue was approximately 8% and 9% of consolidated net revenue for the three and six months ended January 31, 2026, respectively. Total international net revenue was approximately 9% of consolidated net revenue for each of the three and six months ended January 31, 2025.
We include expenses such as corporate selling and marketing, general and administrative, and non-employment related legal and litigation settlement costs, which are not allocated to specific segments, in unallocated corporate items as part of other corporate expenses. As part of our platform strategy, we also include customer success and product development for our segments in unallocated corporate items as we do not allocate these expenses to the segments because they are managed at the platform level. Customer success includes the costs of tax and bookkeeping experts that support our TurboTax Expert Assist, TurboTax Expert Full Service, and QuickBooks Live offerings. Unallocated corporate items also include share-based compensation, amortization of acquired technology, amortization of other acquired intangible assets, goodwill and intangible asset impairment charges, professional fees and transaction costs related to business combinations, and restructuring charges.
The accounting policies of our reportable segments are the same as those described in the summary of significant accounting

Intuit Q2 Fiscal 2026 Form 10-Q	29

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
The following table shows our financial results by reportable segment for the periods indicated.

	Three Months Ended		Six Months Ended
(In millions)	January 31, 2026	January 31, 2025	January 31, 2026	January 31, 2025
Net revenue:
Global Business Solutions	$3,164	$2,671	$6,155	$5,215
Consumer	1,487	1,292	2,381	2,031
Total net revenue	$4,651	$3,963	$8,536	$7,246

Segment cost of revenue and operating expenses (1):
Global Business Solutions	$761	$619	$1,418	$1,161
Consumer	589	497	899	808
Total segment cost of revenue and operating expenses	$1,350	$1,116	$2,317	$1,969

Operating income:
Global Business Solutions	$2,403	$2,052	$4,737	$4,054
Consumer	898	795	1,482	1,223
Total segment operating income	3,301	2,847	6,219	5,277
Unallocated corporate items:
Share-based compensation expense	(521)	(498)	(1,064)	(1,009)
Other corporate expenses	(1,760)	(1,595)	(3,436)	(3,077)
Amortization of acquired technology	(44)	(37)	(88)	(74)
Amortization of other acquired intangible assets	(121)	(120)	(242)	(240)
Restructuring	—	(4)	—	(13)
Total unallocated corporate items	(2,446)	(2,254)	(4,830)	(4,413)
Total operating income	$855	$593	$1,389	$864
(1)Cost of revenue and operating expenses primarily include direct expenses related to selling and marketing, direct costs associated with our product and services offerings, certain data science and analytics related costs, and certain design and product management related costs. They exclude expenses that are recorded within unallocated corporate items, such as certain technology and customer success costs that support and benefit the overall platform and are managed at the corporate level.
Revenue classified by significant service and product offerings was as follows:

	Three Months Ended		Six Months Ended
(In millions)	January 31, 2026	January 31, 2025	January 31, 2026	January 31, 2025
Net revenue:
QuickBooks Online Accounting	$1,248	$1,008	$2,454	$1,973
Online Services	1,219	1,030	2,364	2,008
Total Online Ecosystem	2,467	2,038	4,818	3,981
QuickBooks Desktop Accounting	408	355	764	684
Desktop Services and Supplies	289	278	573	550
Total Desktop Ecosystem	697	633	1,337	1,234
Global Business Solutions	3,164	2,671	6,155	5,215
TurboTax	581	520	779	707
Credit Karma	616	500	1,267	1,013
ProTax	290	272	335	311
Consumer	1,487	1,292	2,381	2,031
Total net revenue	$4,651	$3,963	$8,536	$7,246

Intuit Q2 Fiscal 2026 Form 10-Q	30

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
Effective August 1, 2025, we combined our Consumer, Credit Karma, and ProTax businesses into a single Consumer segment in order to better serve the diverse financial needs of our customers as one consumer platform. Our chief operating decision maker allocates resources and assesses segment performance using regularly provided segment revenue and segment operating income information under this updated segment structure. To align results under this segment change, certain selling and marketing, product development, and general and administrative expenses for Credit Karma that were managed at the segment level are now managed at the platform level and are included in other corporate expenses rather than in segment expenses. Also on August 1, 2025, we reorganized certain marketing, communications, and customer success functions in our Global Business Solutions segment that support and benefit our overall platform and are managed at that level rather than at the segment level. Additionally, certain data science and analytics teams that were managed at the platform level are now managed at the segment level. We have recast certain previously reported amounts to conform to these segment changes. As a result of these changes, for the three and six months ended January 31, 2025, we reclassified expenses totaling $3 million and $6 million from Global Business Solutions and $149 million and $301 million from Consumer to other corporate expenses, respectively, to conform to the current presentation. See Note 12, "Segment Information," for more information.

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

Intuit Q2 Fiscal 2026 Form 10-Q	31

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

Our Business and Growth Strategy
The era of AI is igniting global innovations at an incredible pace and will fundamentally transform every part of our work and personal lives. We made an early bet on AI, declaring our AI-driven expert platform strategy in 2019. We have transformed the company from a tax and accounting platform to an AI-driven expert platform. We have a significant competitive advantage as we are creating a system of intelligence with our scale of data, data services, AI capabilities, ecosystem of applications, and our large network of AI-enabled human experts to become the all-in-one platform for consumers, businesses, and accountants. We are disrupting the categories we operate in to drive better money outcomes for our customers.
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

Intuit Q2 Fiscal 2026 Form 10-Q	32

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

Industry Trends and Seasonality
Industry Trends
AI, including GenAI, predictive AI, and agentic AI, is transforming multiple industries, in particular financial technology. Disruptive start-ups, emerging ecosystems, and mega-platforms are harnessing new technology to create personalized experiences, deliver data-driven insights, and increase speed of service. These shifts are creating a more dynamic and highly competitive environment where customer expectations are shifting as more services become digitized and the array of choices continues to increase.
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

Intuit Q2 Fiscal 2026 Form 10-Q	33

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

Overview of Financial Results
The most important financial indicators that we use to assess our business are revenue growth for the company as a whole and for each reportable segment; operating income growth for the company as a whole; earnings per share; and cash flow from operations. We also track certain non-financial drivers of revenue growth and, when material, identify them in the applicable discussions of segment results below. Service offerings are a significant part of our business. In fiscal 2025, our total service revenue was $16.4 billion, or 87% of our total revenue, and we expect our total service revenue as a percentage of our total revenue to grow over the long term.
Key highlights for the first six months of fiscal 2026 include the following:

Revenue of	Global Business Solutions segment revenue of	Consumer segment revenue of
$8.5B	$6.2B	$2.4B
up 18% from the same period of fiscal 2025	up 18% from the same period of fiscal 2025	up 17% from the same period of fiscal 2025

Operating income of	Net income of	Diluted net income per share of
$1.4B	$1.1B	$4.06
up 61% from the same period of fiscal 2025	up 71% from the same period of fiscal 2025	up 72% from the same period of fiscal 2025

Cash, cash equivalents, and investments of
$3.0B

Intuit Q2 Fiscal 2026 Form 10-Q	34

CRITICAL ACCOUNTING ESTIMATES
In preparing our condensed consolidated financial statements, we make estimates, assumptions, and judgments that can have a significant impact on our net revenue, operating income or loss, and net income or loss, as well as on the value of certain assets and liabilities on our condensed consolidated balance sheets. We believe that the estimates, assumptions, and judgments described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2025 have the greatest potential impact on our financial statements, so we consider them to be our critical accounting estimates. There were no significant changes in those critical accounting estimates during the first six months of fiscal 2026. Senior management has reviewed the development and selection of our critical accounting estimates and their disclosure in this Quarterly Report on Form 10-Q with the Audit and Risk Committee of our Board of Directors.

RESULTS OF OPERATIONS

Financial Overview

(Dollars in millions, except per share amounts)	Q2 FY26	Q2 FY25	$ Change	% Change	YTD Q2 FY26	YTD Q2 FY25	$ Change	% Change
Total net revenue	$4,651	$3,963	$688	17%	$8,536	$7,246	$1,290	18%
Operating income	855	593	262	44%	1,389	864	525	61%
Net income	693	471	222	47%	1,139	668	471	71%
Diluted net income per share	$2.48	$1.67	$0.81	49%	$4.06	$2.36	$1.70	72%
Current Fiscal Quarter
Total net revenue for the second quarter of fiscal 2026 increased $688 million, or 17%, compared with the same quarter of fiscal 2025. Our Global Business Solutions segment revenue increased 18% during the quarter due to growth in our Online Ecosystem revenue. Consumer segment revenue increased 15% due to strength in our Credit Karma personal loan, credit card, and insurance verticals, as well as from strength in TurboTax due to growth in assisted tax and our consumer money offerings. See “Segment Results” later in this Item 2 for more information about the results for all of our reportable segments.
Operating income for the second quarter of fiscal 2026 increased $262 million, or 44%, compared with the same quarter of fiscal 2025. The increase in operating income was due to the increase in revenue described above, partially offset by an increase in expenses. Expenses increased due to increases in expenses for outside services, which includes hosting, staffing, marketing, SaaS subscriptions and licenses, and share-based compensation. See “Cost of Revenue” and “Operating Expenses” later in this Item 2 for more information.
Net income for the second quarter of fiscal 2026 increased $222 million, or 47%, compared with the same quarter of fiscal 2025. The increase in net income was due to the increase in operating income described above and an increase in interest and other income, partially offset by an increase in income tax expense. The increase in interest and other income is the result of $31 million in net gains on long-term investments recorded in the second quarter of fiscal 2026 and $1 million in net losses on long-term investments recorded during the same quarter of fiscal 2025. The increase in income tax expense is due to the increase in operating income described above. Diluted net income per share increased to $2.48 for the second quarter of fiscal 2026 compared to $1.67 for the same quarter of fiscal 2025, relatively consistent with the increase in net income.
Fiscal Year to Date
Total net revenue for the first six months of fiscal 2026 increased $1.3 billion, or 18%, compared with the same period of fiscal 2025. Our Global Business Solutions segment revenue increased 18% during the period due to growth in our Online Ecosystem revenue. Consumer segment revenue increased 17% due to strength in our Credit Karma personal loan, credit card, and insurance verticals, as well as from strength in TurboTax due to growth in assisted tax and our consumer money offerings. See “Segment Results” later in this Item 2 for more information about the results for all of our reportable segments.
Operating income for the first six months of fiscal 2026 increased $525 million, or 61%, compared with the same period of fiscal 2025. The increase in operating income was due to the increase in revenue described above, partially offset by an increase in expenses. Expenses increased due to increases in expenses for outside services, which includes hosting, staffing, marketing, share-based compensation, and SaaS subscriptions and licenses. See “Cost of Revenue” and “Operating Expenses” later in this Item 2 for more information.
Net income for the first six months of fiscal 2026 increased $471 million, or 71%, compared with the same period of fiscal 2025. The increase in net income was due to the increase in operating income described above and an increase in interest and other income, partially offset by an increase in income tax expense. The increase in interest and other income is the result of

Intuit Q2 Fiscal 2026 Form 10-Q	35

$58 million in net gains on long-term investments recorded in the first six months of fiscal 2026 and $43 million in net losses on long-term investments recorded during the same period of fiscal 2025. The increase in income tax expense is due to the increase in operating income described above. Diluted net income per share increased to $4.06 for the first six months of fiscal 2026 compared to $2.36 for the same period of fiscal 2025, relatively consistent with the increase in net income.

Segment Results
The information below is organized in accordance with our two reportable segments. See “Executive Overview – About Intuit” earlier in this Item 2 and Note 12 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report for more information. All of our segments operate and sell to customers primarily in the U.S. Total international net revenue was approximately 8% and 9% of consolidated net revenue for the three and six months ended January 31, 2026, respectively. Total international net revenue was approximately 9% of consolidated net revenue for each of the three and six months ended January 31, 2025.
Effective August 1, 2025, we combined our Consumer, Credit Karma, and ProTax businesses into a single Consumer segment in order to better serve the diverse financial needs of our customers as one consumer platform. Our chief operating decision maker allocates resources and assesses segment performance using regularly provided segment revenue and segment operating income information under this updated segment structure. To align results under this segment change, certain selling and marketing, product development, and general and administrative expenses for Credit Karma that were managed at the segment level are now managed at the platform level and are included in other corporate expenses rather than in segment expenses. Also on August 1, 2025, we reorganized certain marketing, communications, and customer success functions in our Global Business Solutions segment that support and benefit our overall platform and are managed at that level rather than at the segment level. Additionally, certain data science and analytics teams that were managed at the platform level are now managed at the segment level. We have recast certain previously reported amounts to conform to these segment changes. As a result of these changes, for the three and six months ended January 31, 2025, we reclassified expenses totaling $3 million and $6 million from Global Business Solutions and $149 million and $301 million from Consumer to other corporate expenses, respectively, to conform to the current presentation.
Segment operating income or loss is segment net revenue less segment cost of revenue and operating expenses. See “Executive Overview – Industry Trends and Seasonality” earlier in this Item 2 for a description of the seasonality of our business. We include expenses such as corporate selling and marketing, general and administrative, and non-employment related legal and litigation settlement costs, which are not allocated to specific segments, in unallocated corporate items as part of other corporate expenses. As part of our platform strategy, we also include customer success and product development for our segments in unallocated corporate items as we do not allocate these expenses to the segments because they are managed at the platform level. Customer success includes the costs of tax and bookkeeping experts that support our TurboTax Expert Assist, TurboTax Expert Full Service, and QuickBooks Live offerings. Unallocated corporate items also include share-based compensation, amortization of acquired technology, amortization of other acquired intangible assets, goodwill and intangible asset impairment charges, professional fees and transaction costs related to business combinations, and restructuring charges. These unallocated corporate costs for all segments totaled $4.8 billion and $4.4 billion for the six months ended January 31, 2026 and January 31, 2025, respectively. Unallocated corporate items increased in the fiscal 2026 period, primarily due to increases in research and development expense, cost of service revenue, and selling and marketing expense. See Note 12 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report for reconciliations of total segment operating income or loss to consolidated operating income or loss for each fiscal period presented.

Intuit Q2 Fiscal 2026 Form 10-Q	36

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

(Dollars in millions)	Q2 FY26	Q2 FY25	% Change	YTD Q2 FY26	YTD Q2 FY25	% Change
Service revenue	$2,738	$2,302	19%	$5,364	$4,470	20%
Product and other revenue	426	369	15%	791	745	6%
Total segment revenue	$3,164	$2,671	18%	$6,155	$5,215	18%
% of total revenue	68%	67%		72%	72%

Segment operating income	$2,403	$2,052	17%	$4,737	$4,054	17%
% of related revenue	76%	77%		77%	78%

Intuit Q2 Fiscal 2026 Form 10-Q	37

Revenue classified by significant service and product offerings was as follows:

(Dollars in millions)	Q2 FY26	Q2 FY25	% Change	YTD Q2 FY26	YTD Q2 FY25	% Change
Net revenue:
QuickBooks Online Accounting	$1,248	$1,008	24%	$2,454	$1,973	24%
Online Services	1,219	1,030	18%	2,364	2,008	18%
Total Online Ecosystem	2,467	2,038	21%	4,818	3,981	21%
QuickBooks Desktop Accounting	408	355	15%	764	684	12%
Desktop Services and Supplies	289	278	4%	573	550	4%
Total Desktop Ecosystem	697	633	10%	1,337	1,234	8%
Total Global Business Solutions	$3,164	$2,671	18%	$6,155	$5,215	18%
Revenue for our Global Business Solutions segment increased $493 million, or 18%, in the second quarter of fiscal 2026 and $940 million, or 18%, in the first six months of fiscal 2026 compared with the same periods of fiscal 2025. The increase in both periods was primarily due to growth in Online Ecosystem revenue.
Online Ecosystem Revenue
Online Ecosystem revenue increased $429 million, or 21%, in the second quarter of fiscal 2026 compared with the same period of fiscal 2025. QuickBooks Online Accounting revenue increased $240 million, or 24%, in the second quarter of fiscal 2026 due to the interrelated factors of higher effective prices, customer growth, and mix-shift. Online Services revenue increased $189 million, or 18%, in the second quarter of fiscal 2026, due to increases in revenue from our money offerings of $115 million and our payroll offerings of $82 million. Revenue increases were due to the interrelated factors described below. Money revenue increased $115 million due to a $64 million increase in payments revenue from payments customer growth, an increase in total payment volume per customer, and higher effective payments prices, and a $51 million increase from QuickBooks Capital. Online payroll revenue increased due to mix-shift, customer growth, and higher effective prices.
Online Ecosystem revenue increased $837 million, or 21%, in the first six months of fiscal 2026 compared with the same period of fiscal 2025. QuickBooks Online Accounting revenue increased $481 million, or 24%, in the first six months of fiscal 2026 due to the interrelated factors of higher effective prices, customer growth, and mix-shift. Online Services revenue increased $356 million, or 18%, in the first six months of fiscal 2026, due to increases in revenue from our money offerings of $220 million and our payroll offerings of $149 million. Revenue increases were due to the interrelated factors described below. Money revenue increased $220 million due to a $122 million increase in payments revenue from payments customer growth, an increase in total payment volume per customer, and higher effective payments prices, and a $98 million increase from QuickBooks Capital. Online payroll revenue increased due to mix-shift, customer growth, and higher effective prices.
Desktop Ecosystem Revenue
Desktop Ecosystem revenue increased $64 million, or 10%, in the second quarter of fiscal 2026 and $103 million, or 8%, in the first six months of fiscal 2026 compared with the same periods of fiscal 2025 due to higher effective prices.
Global Business Solutions segment operating income increased $351 million, or 17%, in the second quarter of fiscal 2026 compared with the same period of fiscal 2025, due to the increase in revenue described above, partially offset by increases in QuickBooks Capital cost of revenue of $32 million due to increased loan volume, online payments cost of revenue of $26 million due to an increase in payments volume, marketing expenses of $23 million, staffing expenses of $20 million, and outside services expenses, which includes hosting, of $13 million.
Global Business Solutions segment operating income increased $683 million, or 17%, in the first six months of fiscal 2026 compared with the same period of fiscal 2025, due to the increase in revenue described above, partially offset by increases in QuickBooks Capital cost of revenue of $55 million due to increased loan volume, staffing expenses of $44 million, marketing expenses of $44 million, online payments cost of revenue of $36 million due to an increase in payments volume, and outside services expenses, which includes hosting, of $29 million.
On August 1, 2025, we reorganized certain marketing, communications, and customer success functions in our Global Business Solutions segment that support and benefit our overall platform and are managed at that level rather than at the segment level. Additionally, certain data science and analytics teams that were managed at the platform level are now managed at the segment level. We have recast certain previously reported amounts to conform to these segment changes. For the three and six months ended January 31, 2025, we reclassified $3 million and $6 million from Global Business Solutions to other corporate expenses to conform to the current presentation.

Intuit Q2 Fiscal 2026 Form 10-Q	38

Consumer

Consumer segment revenue includes the following:
•TurboTax: TurboTax Online; TurboTax Expert Assist and TurboTax Expert Full Service offerings; TurboTax desktop tax return preparation software; electronic tax filing services; Credit Karma Money; and related services.
•Credit Karma: cost-per-action transactions, which include the delivery of qualified links that result in completed actions such as credit card issuances and personal loan funding; cost-per-click and cost-per-lead transactions, which include user clicks on advertisements or advertisements that allow for the generation of leads, and primarily relate to mortgage and insurance businesses.
•ProTax: ProConnect Tax Online tax products; Lacerte, ProSeries, and ProFile desktop tax preparation software products, and related form updates; electronic tax filing services; connected services; and bank products.
Consumer segment service revenue is primarily derived from our online TurboTax and ProTax offerings, related electronic tax filing services, connected services, and bank products, and Credit Karma. Consumer segment product and other revenue is primarily derived from our TurboTax and ProTax desktop tax return preparation software and related form updates.

(Dollars in millions)	Q2 FY26	Q2 FY25	% Change	YTD Q2 FY26	YTD Q2 FY25	% Change
Service revenue	$1,134	$947	20%	$2,005	$1,668	20%
Product and other revenue	353	345	2%	376	363	4%
Total segment revenue	$1,487	$1,292	15%	$2,381	$2,031	17%
% of total revenue	32%	33%		28%	28%

Segment operating income	$898	$795	13%	$1,482	$1,223	21%
% of related revenue	60%	62%		62%	60%
Revenue classified by significant service and product offerings was as follows:

(Dollars in millions)	Q2 FY26	Q2 FY25	% Change	YTD Q2 FY26	YTD Q2 FY25	% Change
Net revenue:
TurboTax	$581	$520	12%	$779	$707	10%
Credit Karma	616	500	23%	1,267	1,013	25%
ProTax	290	272	7%	335	311	8%
Total Consumer	$1,487	$1,292	15%	$2,381	$2,031	17%
Revenue for our Consumer segment increased $195 million, or 15%, in the second quarter of fiscal 2026 compared with the same period of fiscal 2025 due to an increase in Credit Karma revenue of $116 million and TurboTax revenue of $61 million. The increase in Credit Karma is due to increases in revenue from our personal loan vertical of $50 million, our credit card vertical of $39 million, and our insurance vertical of $22 million. The increase in TurboTax revenue is due to growth in assisted tax and our consumer money offerings.

Intuit Q2 Fiscal 2026 Form 10-Q	39

Revenue for our Consumer segment increased $350 million, or 17%, in the first six months of fiscal 2026 compared with the same period of fiscal 2025 due to an increase in Credit Karma revenue of $254 million and TurboTax revenue of $72 million. The increase in Credit Karma is due to increases in revenue from our personal loan vertical of $115 million, our credit card vertical of $92 million, and our insurance vertical of $38 million. The increase in TurboTax revenue is due to growth in assisted tax and our consumer money offerings.
Consumer segment operating income increased $103 million, or 13%, in the second quarter of fiscal 2026 compared with the same period of fiscal 2025, due to the increase in revenue described above, partially offset by an increase in marketing expenses of $78 million.
Consumer segment operating income increased $259 million, or 21%, in the first six months of fiscal 2026 compared with the same period of fiscal 2025, due to the increase in revenue described above, partially offset by an increase in marketing expenses of $62 million and sales-related expenses of $21 million.
Due to the seasonality of our TurboTax and ProTax offerings, we do not believe that revenue or operating results for the first six months of fiscal 2026 is indicative of trends for the full fiscal year. We will not have substantially complete results for the 2025 tax season until the third quarter of fiscal 2026.
Effective August 1, 2025, we combined our Consumer, Credit Karma, and ProTax businesses into a single Consumer segment in order to better serve the diverse financial needs of our customers as one consumer platform. Our chief operating decision maker allocates resources and assesses segment performance using regularly provided segment revenue and segment operating income information under this updated segment structure. To align results under this segment change, certain selling and marketing, product development, and general and administrative expenses for Credit Karma that were managed at the segment level are now managed at the platform level and are included in other corporate expenses rather than in segment expenses. Additionally, certain data science and analytics teams that were managed at the platform level are now managed at the segment level. We have recast certain previously reported amounts to conform to these segment changes. For the three and six months ended January 31, 2025, we reclassified $149 million and $301 million from Consumer to other corporate expenses to conform to the current presentation.

Intuit Q2 Fiscal 2026 Form 10-Q	40

Cost of Revenue

(Dollars in millions)	Q2 FY26	% of Related Revenue	Q2 FY25	% of Related Revenue	YTD Q2 FY26	% of Related Revenue	YTD Q2 FY25	% of Related Revenue
Cost of service revenue	$981	25%	$880	27%	$1,805	24%	$1,652	27%
Cost of product and other revenue	18	2%	20	3%	33	3%	34	3%
Amortization of acquired technology	44	N/A	37	N/A	88	N/A	74	N/A
Total cost of revenue	$1,043	22%	$937	24%	$1,926	23%	$1,760	24%
Our cost of revenue has three components: (1) cost of service revenue, which includes the direct costs associated with our online and service offerings, such as staffing costs for ongoing production support, customer support, and tax and bookkeeping experts that support our TurboTax Expert Assist, TurboTax Expert Full Service, and QuickBooks Live offerings, costs for data processing and storage capabilities from cloud providers, and costs related to credit score providers; (2) cost of product and other revenue, which includes the direct costs of manufacturing and shipping or electronically downloading our desktop software and financial supplies products; and (3) amortization of acquired technology, which represents the cost of amortizing developed technologies that we have obtained through acquisitions, over their useful lives.
Cost of service revenue as a percentage of service revenue was relatively consistent for both the second quarter and first six months of fiscal 2026 compared with the same periods of fiscal 2025.
Cost of product and other revenue as a percentage of product and other revenue was consistent for both the second quarter and first six months of fiscal 2026 compared with the same periods of fiscal 2025. We expense costs of product revenue as they are incurred for delivered software and we do not defer any of these costs when product revenue is deferred.

Operating Expenses

(Dollars in millions)	Q2 FY26	% of Total Net Revenue	Q2 FY25	% of Total Net Revenue	YTD Q2 FY26	% of Total Net Revenue	YTD Q2 FY25	% of Total Net Revenue
Selling and marketing	$1,395	30%	$1,204	30%	$2,477	29%	$2,166	30%
Research and development	836	18%	716	18%	1,679	20%	1,420	20%
General and administrative	401	8%	389	10%	823	9%	783	11%
Amortization of other acquired intangible assets	121	3%	120	3%	242	3%	240	3%
Restructuring	—	—%	4	—%	—	—%	13	—%
Total operating expenses	$2,753	59%	$2,433	61%	$5,221	61%	$4,622	64%
Current Fiscal Quarter
Total operating expenses as a percentage of total net revenue decreased in the second quarter of fiscal 2026 compared with the same period of fiscal 2025. Total net revenue for the second quarter of fiscal 2026 increased $688 million, or 17%, while total operating expenses for the quarter increased $320 million, or 13%. The increase in total operating expenses was due to increases of $117 million for staffing expenses, $84 million for marketing, $44 million for outside services expenses, which includes hosting, and $39 million for share-based compensation expenses.
Fiscal Year to Date
Total operating expenses as a percentage of total net revenue decreased in the first six months of fiscal 2026 compared with the same period of fiscal 2025. Total net revenue for the first six months of fiscal 2026 increased $1.3 billion, or 18%, while total operating expenses for the quarter increased $599 million, or 13%. The increase in total operating expenses was due to increases of $238 million for staffing expenses, $95 million for outside services expenses, which includes hosting, $85 million for share-based compensation expenses, and $85 million for marketing.

Non-Operating Income and Expenses
Interest Expense
Interest expense of $116 million and $120 million for the first six months of fiscal 2026 and 2025, respectively, consisted of interest on our senior unsecured notes.

Intuit Q2 Fiscal 2026 Form 10-Q	41

Interest and Other Income, Net

(In millions)	Q2 FY26	Q2 FY25	YTD Q2 FY26	YTD Q2 FY25
Interest income (1)	$35	$34	$73	$76
Net gain on executive deferred compensation plan assets (2)	8	8	23	12
Other (3)	29	(4)	61	(48)
Total interest and other income, net	$72	$38	$157	$40
(1)Interest income for the three months ended January 31, 2026 was relatively consistent compared with the same period of fiscal 2025. Interest income for the six months ended January 31, 2026 decreased compared with the same period of fiscal 2025 due to lower average interest rates, partially offset by higher average investable balances.
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
(3)During the three and six months ended January 31, 2026, we recorded $31 million and $58 million in net gains on long-term investments, respectively. During the three and six months ended January 31, 2025, we recorded $1 million and $43 million in net losses on long-term investments, respectively.
Income Taxes
We compute our provision for or benefit from income taxes by applying the estimated annual effective tax rate to income or loss from recurring operations and adding the effects of any discrete income tax items specific to the period.
For the three and six months ended January 31, 2026, we recognized excess tax benefits on share-based compensation of $21 million and $51 million, respectively, in our provision for income taxes. For the three and six months ended January 31, 2025, we recognized excess tax benefits on share-based compensation of $29 million and $57 million, respectively, in our provision for income taxes.
Our effective tax rate for the three and six months ended January 31, 2026 was approximately 20%. Excluding discrete tax items primarily related to share-based compensation tax benefits including those mentioned above, our effective tax rate for both periods was approximately 24%. The difference from the federal statutory rate of 21% was primarily due to state income taxes and non-deductible share-based compensation, which were partially offset by the tax benefit we received from the federal research and experimentation credit.
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
On July 4, 2025, the U.S. federal government enacted the One Big Beautiful Bill Act (OBBBA), which includes significant tax law changes, most notably the reinstatement of the immediate expensing of domestic research and developmental expenditures, effective in fiscal 2026. The deductibility of these expenditures is expected to significantly reduce our deferred tax assets and income taxes payable for periods starting in fiscal 2026. On February 18, 2026, the U.S. Treasury and the Internal Revenue Service issued Notice 2026-7 (Notice), which announced their intent to issue proposed tax regulations regarding the Corporate Alternative Minimum Tax. We are currently evaluating the impacts of this Notice, which may further reduce our deferred tax assets and income taxes payable in fiscal 2026. The Notice is not expected to impact results of operations in fiscal 2026 or thereafter.
In the current global tax policy environment, the U.S. and other domestic and foreign governments continue to consider, and in some cases enact, changes in corporate tax laws. As changes occur, we account for finalized legislation in the period of enactment.

LIQUIDITY AND CAPITAL RESOURCES

Overview
At January 31, 2026, our cash, cash equivalents, and investments totaled $3.0 billion, a decrease of $1.6 billion from July 31, 2025 driven by cash used in financing activities, partially offset by cash from operations and investing activities. See the discussion of all factors under “Statements of Cash Flows” below. Our primary sources of liquidity have been cash from operations, which entails the collection of accounts receivable for products and services, the issuance of senior unsecured notes and commercial paper, and borrowings under our credit facilities. Our primary uses of cash have been for research and development programs, selling and marketing activities, capital projects, acquisitions of businesses, debt service costs and debt repayment, repurchases of our common stock under our stock repurchase programs, the payment of cash dividends, and

Intuit Q2 Fiscal 2026 Form 10-Q	42

funding of our financing for small and mid-market businesses and our consumer money offerings. As discussed in “Executive Overview – Industry Trends and Seasonality” earlier in this Item 2, our business is subject to significant seasonality. The balance of our cash, cash equivalents, and investments generally fluctuates with that seasonal pattern. We believe the seasonality of our business is likely to continue in the future.
The following table summarizes selected measures of our liquidity and capital resources at the dates indicated:

(Dollars in millions)	January 31, 2026	July 31, 2025	$ Change	% Change
Cash, cash equivalents, and investments	$2,975	$4,552	$(1,577)	(35)%
Long-term investments	$127	$94	$33	35%
Short-term debt	$749	$—	$749	NM
Long-term debt	$5,411	$5,973	$(562)	(9)%
Working capital	$2,859	$3,737	$(878)	(23)%
Ratio of current assets to current liabilities	1.3 : 1	1.4 : 1
__________________________
NM - Not meaningful
We have historically generated significant cash from operations, and we expect to continue to do so in the future. Our cash, cash equivalents, and investments totaled $3.0 billion at January 31, 2026. None of those funds were restricted and approximately 87% of those funds were located in the U.S.
On January 9, 2026, we terminated our amended and restated credit agreement dated February 5, 2024, and entered into a credit agreement with certain lenders providing for a $2.2 billion unsecured revolving credit facility that expires on January 9, 2031 (2026 Credit Facility). The 2026 Credit Facility and our commercial paper program are available to us for general corporate purposes. At January 31, 2026, no amounts were outstanding under the 2026 Credit Facility or the commercial paper program. See Note 6 to the financial statements in Part I, Item 1 of this Quarterly Report for more information.
On January 30, 2026, we entered into a credit agreement with certain lenders providing for a $5.8 billion unsecured short-term revolving credit facility that matures on March 31, 2026 (2026 Short-Term Credit Facility) to fund a portion of our TurboTax early tax refund offering. As of January 31, 2026, we have not borrowed any amounts under the 2026 Short-Term Credit Facility.
See Note 6 to the financial statements in Part I, Item 1 of this Quarterly Report for more information.
Our secured revolving credit facilities are available to fund the lending products and services we offer to qualified small and mid-market businesses. At January 31, 2026, $1.2 billion was outstanding under our secured revolving credit facilities.
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

Statements of Cash Flows
The following table summarizes selected items from our condensed consolidated statements of cash flows for the first six months of fiscal 2026 and fiscal 2025. See the financial statements in Part I, Item 1 of this Quarterly Report for complete condensed consolidated statements of cash flows for those periods.

	Six Months Ended
(In millions)	January 31, 2026	January 31, 2025	$ Change
Net cash provided by (used in):
Operating activities	$2,207	$1,431	$776
Investing activities	498	(677)	1,175
Financing activities	(5,409)	(2,499)	(2,910)
Effect of exchange rates on cash, cash equivalents, restricted cash, and restricted cash equivalents	6	(12)	18
Net decrease in cash, cash equivalents, restricted cash, and restricted cash equivalents	$(2,698)	$(1,757)	$(941)

Intuit Q2 Fiscal 2026 Form 10-Q	43

Our primary sources and uses of cash were as follows:
Six Months Ended
January 31, 2026	January 31, 2025
 Sources of cash:

• Operations
• Principal repayments of notes receivable held for investment
• Net sales and maturities of corporate and customer fund investments
• Sales of notes receivable originally classified as held for investment
• Borrowings under our secured revolving credit facilities
• Issuance of common stock under employee stock plans

 Uses of cash:

• Purchases of notes receivable held for investment
• Net change in funds receivable and funds payable and amounts due to customers
• Repurchases of shares of our common stock
• Payment of cash dividends and dividend rights
• Other investing activity
• Payments for employee taxes withheld upon vesting of restricted stock units
• Payment of accrued bonuses for fiscal 2025

  Sources of cash:

• Operations
• Principal repayments of notes receivable held for investment
• Net sales and maturities of corporate and customer fund investments
• Sales of notes receivable originally classified as held for investment
• Borrowings under our secured revolving credit facilities
• Issuance of common stock under employee stock plans

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
• Payment of accrued bonuses and restructuring for fiscal 2024

Stock Repurchase Programs, Treasury Shares, and Dividends on Common Stock
As described in Note 10 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report, during the first six months of fiscal 2026, we repurchased 2.8 million shares of our common stock under repurchase programs that our Board of Directors has authorized. On August 19, 2025, our Board of Directors approved an increase in the authorization under the existing stock repurchase program under which we are authorized to repurchase up to an additional $3.2 billion of our common stock. At January 31, 2026, we had authorization from our Board of Directors for up to $3.5 billion in stock repurchases. We currently expect to continue repurchasing our common stock on a quarterly basis; however, future stock repurchases under the current program are at the discretion of management, and authorization of future stock repurchase programs is subject to the final determination of our Board of Directors.
We have continued to pay quarterly cash dividends on shares of our outstanding common stock. During the six months ended January 31, 2026, we declared quarterly cash dividends that totaled $2.40 per share of outstanding common stock for a total of $684 million. In February 2026, our Board of Directors declared a quarterly cash dividend of $1.20 per share of outstanding common stock payable on April 17, 2026 to stockholders of record at the close of business on April 9, 2026. We currently expect to continue to pay comparable cash dividends on a quarterly basis. However, future declarations of dividends and the establishment of future record dates and payment dates are subject to the final determination of our Board of Directors.

Commitments for Senior Unsecured Notes
In June 2020, we issued $2 billion of senior unsecured notes, of which $1.0 billion is outstanding as of January 31, 2026, and is comprised of the following:
•$500 million of 1.350% notes due July 2027; and
•$500 million of 1.650% notes due July 2030 (together, the 2020 Notes).
Interest is payable semiannually on January 15 and July 15 of each year. At January 31, 2026, our maximum commitment for interest payments was $47 million for the remaining duration of the outstanding 2020 Notes.
The 2020 Notes are senior unsecured obligations of Intuit and rank equally with all existing and future unsecured and unsubordinated indebtedness of Intuit and are redeemable by us at any time, subject to a make-whole premium. Upon the occurrence of change of control transactions that are accompanied by certain downgrades in the credit ratings of the 2020 Notes, we will be required to repurchase the 2020 Notes at a repurchase price equal to 101% of the aggregate outstanding principal plus any accrued and unpaid interest to but not including the date of repurchase. The indenture governing the 2020 Notes requires us to comply with certain covenants. For example, the 2020 Notes limit our ability to create certain liens and enter into sale and leaseback transactions. As of January 31, 2026, we were compliant with all covenants governing the 2020 Notes. See Note 6 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report for more information.

Intuit Q2 Fiscal 2026 Form 10-Q	44

In September 2023, we issued $4 billion of senior unsecured notes comprised of the following:
•$750 million of 5.250% notes due September 2026;
•$750 million of 5.125% notes due September 2028;
•$1,250 million of 5.200% notes due September 2033; and
•$1,250 million of 5.500% notes due September 2053 (together, the 2023 Notes).
Interest is payable semiannually on March 15 and September 15 of each year. At January 31, 2026, our maximum commitment for interest payments was $2.6 billion for the remaining duration of the outstanding 2023 Notes.
The 2023 Notes are senior unsecured obligations of Intuit and rank equally with all existing and future unsecured and unsubordinated indebtedness of Intuit and are redeemable by us at any time, subject to a make-whole premium. The indenture governing the 2023 Notes requires us to comply with certain covenants. For example, the 2023 Notes limit our ability to create certain liens and enter into sale and leaseback transactions. As of January 31, 2026, we were compliant with all covenants governing the 2023 Notes. See Note 6 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report for more information.

Credit Facilities
Unsecured Revolving Credit Facilities
On January 9, 2026, we terminated our amended and restated credit agreement dated February 5, 2024, and entered into a credit agreement with certain lenders providing for a $2.2 billion unsecured revolving credit facility that expires on January 9, 2031 (2026 Credit Facility).
Under the 2026 Credit Facility, we may, subject to certain customary conditions, including approval of relevant lenders, on one or more occasions, increase commitments under the 2026 Credit Facility by an amount not to exceed $4 billion in the aggregate, and, on one or more occasions, extend the maturity date of the 2026 Credit Facility by one year. The 2026 Credit Facility includes a $500 million sublimit for borrowing swingline loans and a $250 million sublimit for the issuance of letters of credit. Advances under the 2026 Credit Facility accrue interest at rates equal to (a) in the case of U.S. dollar borrowings, at our election, either (i) the alternate base rate plus a margin that ranges from 0.000% to 0.125%, or (ii) the term Secured Overnight Finance Rate (SOFR) plus a margin that ranges from 0.700% to 1.125%, or (b) in the case of foreign currency borrowings, the interest benchmark for the relevant currency specified in the credit agreement plus a margin that ranges from 0.700% to 1.125%. The facility fee ranges from 0.050% to 0.125% per annum. The actual interest margins and the facility fee are based on our senior long-term debt credit ratings.
The 2026 Credit Facility includes customary affirmative and negative covenants, including a financial covenant that requires us to maintain a ratio of total gross debt to earnings before interest, taxes, depreciation, and amortization (EBITDA), as defined in the agreement, of not greater than 4.00 to 1.00 as measured on a rolling twelve month basis as of the last day of each fiscal quarter. As of January 31, 2026, we were compliant with all covenants governing the 2026 Credit Facility. At January 31, 2026, no amounts were outstanding under the 2026 Credit Facility.
On January 30, 2026, we entered into a credit agreement with certain lenders providing for a $5.8 billion unsecured short-term revolving credit facility that matures on March 31, 2026 (2026 Short-Term Credit Facility) to fund a portion of our TurboTax early tax refund offering. Advances under the 2026 Short-Term Credit Facility accrue interest at a rate equal to, at our election, either (i) term SOFR or daily simple SOFR plus a margin of 0.875%, or (ii) the alternate base rate plus a margin of 0.000%. Unused portions of the commitment accrue a fee of 0.07% per annum.
The 2026 Short-Term Credit Facility includes customary affirmative and negative covenants, including a financial covenant that requires us to maintain a ratio of total gross debt to EBITDA, as defined in the agreement, of not greater than 4.00 to 1.00 as measured on a rolling twelve month basis as of the last day of each fiscal quarter. As of January 31, 2026, we were compliant with all covenants governing the 2026 Short-Term Credit Facility. As of January 31, 2026, we have not borrowed any amounts under the 2026 Short-Term Credit Facility.
We terminated the 2026 Short-Term Credit Facility effective February 26, 2026.
We monitor counterparty risk associated with the lenders that are providing the unsecured revolving credit facilities.
Secured Revolving Credit Facilities
On February 19, 2019, a subsidiary of Intuit entered into a secured revolving credit facility with a lender to fund the lending products and services we offer to qualified small and mid-market businesses (the 2019 Secured Facility). The 2019 Secured Facility is non-recourse to Intuit Inc. and is secured by cash and receivables of the subsidiary, which are in excess of the amount outstanding under the 2019 Secured Facility as of January 31, 2026. We have entered into several amendments to this facility. These amendments primarily increase the facility limit, extend the commitment term and final maturity date, and update the benchmark interest rate. Under the amended 2019 Secured Facility, the facility limit is $500 million, of which $300 million is committed and $200 million is uncommitted. Advances accrue interest at adjusted daily simple SOFR plus 1.25%. Unused portions of the committed credit facility accrue a fee at a rate ranging from 0.25% to 0.75%, depending on the total unused committed balance. The commitment term is through August 31, 2027, and the final maturity date is August 31, 2028. The agreement includes certain affirmative and negative covenants, including financial covenants that require the subsidiary to maintain specified financial ratios. As of January 31, 2026, we were compliant with all covenants governing the 2019 Secured

Intuit Q2 Fiscal 2026 Form 10-Q	45

Facility. At January 31, 2026, $500 million was outstanding under the 2019 Secured Facility and the weighted-average interest rate was 5.03%.
On October 12, 2022, another subsidiary of Intuit entered into a secured revolving credit facility with a lender to fund the lending products and services we offer to qualified small and mid-market businesses (the 2022 Secured Facility). The 2022 Secured Facility is non-recourse to Intuit Inc. and is secured by cash and receivables of the subsidiary, which are in excess of the amount outstanding under the 2022 Secured Facility as of January 31, 2026. We have entered into several amendments to this facility. These amendments primarily extend the commitment term and final maturity date, increase the commitment amount, and reduce the interest rate. Under the amended 2022 Secured Facility, the facility limit is $500 million, of which $400 million is committed and $100 million is uncommitted. Advances accrue interest at term SOFR plus 1.1%. Unused portions of the committed credit facility accrue a fee at a rate ranging from 0.2% to 0.4%, depending on the total unused committed balance. The commitment term is through April 30, 2027, and the final maturity date is May 1, 2028. The agreement includes certain affirmative and negative covenants, including financial covenants that require the subsidiary to maintain specified financial ratios. As of January 31, 2026, we were compliant with all covenants governing the 2022 Secured Facility. At January 31, 2026, $400 million was outstanding under the 2022 Secured Facility and the weighted-average interest rate was 4.78%.
On November 1, 2024, another subsidiary of Intuit entered into a secured revolving credit facility with a lender to fund the lending products and services we offer to qualified small and mid-market businesses (the 2024 Secured Facility). The 2024 Secured Facility is non-recourse to Intuit Inc. and is secured by cash and receivables of the subsidiary, which are in excess of the amount outstanding under the 2024 Secured Facility as of January 31, 2026. We have entered into several amendments to this facility. These amendments primarily extend the commitment term and final maturity date and increase the total facility and commitment amount. Under the amended 2024 Secured Facility, the facility limit is $500 million, all of which is committed. Advances accrue interest at daily simple SOFR plus 1.15%. Unused portions of the committed credit facility accrue a fee at a rate ranging from 0.2% to 0.4%, depending on the total unused committed balance. The commitment term is through November 1, 2028, and the final maturity date is November 1, 2029. The agreement includes certain affirmative and negative covenants, including financial covenants that require the subsidiary to maintain specified financial ratios. As of January 31, 2026, we were compliant with all covenants governing the 2024 Secured Facility. At January 31, 2026, $300 million was outstanding under the 2024 Secured Facility and the weighted-average interest rate was 5.03%, which includes the fee on the unused committed portion.
We monitor counterparty risk associated with the lenders that are providing the secured revolving credit facilities.

Commercial Paper Program
In January 2026, to support our seasonal working capital needs, we temporarily increased the maximum amount of our commercial paper program, pursuant to which we may issue and sell unsecured short-term promissory notes (commercial paper) in an aggregate principal amount up to $3.2 billion outstanding at any time, with maturities up to 397 days from the date of issuance. At January 31, 2026 and July 31, 2025, no amounts were outstanding under this program.
As of February 26, 2026, there is $2.1 billion in commercial paper outstanding, all of which is scheduled to mature by March 5, 2026.

Cash Held by Foreign Subsidiaries
Our cash, cash equivalents, and investments totaled $3.0 billion at January 31, 2026. Approximately 13% of those funds were held by our foreign subsidiaries and subject to repatriation tax considerations. These foreign funds were located primarily in India, Canada, Israel, and the United Kingdom. We do not expect to pay incremental U.S. taxes on repatriation. We have recorded income tax expense for Canada, India, and Israel withholding taxes on earnings that are not permanently reinvested. In the event that funds from foreign operations are repatriated to the U.S., we would pay withholding taxes at that time.

CONTRACTUAL OBLIGATIONS
We presented our contractual obligations at July 31, 2025 in our Annual Report on Form 10-K for the fiscal year then ended. There were no material changes outside the ordinary course of business to our contractual obligations during the six months ended January 31, 2026.

RECENT ACCOUNTING PRONOUNCEMENTS
For a description of recent accounting pronouncements, if any, and the potential impact of these pronouncements on our condensed consolidated financial statements, see Note 1 to the financial statements in Part I, Item 1 of this Quarterly Report.

Intuit Q2 Fiscal 2026 Form 10-Q	46

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes to our quantitative and qualitative disclosures about market risk during the six months ended January 31, 2026, except as described below.
On January 9, 2026, we terminated our amended and restated credit agreement dated February 5, 2024, and entered into a credit agreement with certain lenders providing for a $2.2 billion unsecured revolving credit facility that expires on January 9, 2031 (2026 Credit Facility). We are exposed to the impact of changes in interest rates as they affect the 2026 Credit Facility. Advances under the 2026 Credit Facility accrue interest at rates equal to (a) in the case of U.S. dollar borrowings, at our election, either (i) the alternate base rate plus a margin that ranges from 0.000% to 0.125%, or (ii) the term Secured Overnight Finance Rate (SOFR) plus a margin that ranges from 0.700% to 1.125%, or (b) in the case of foreign currency borrowings, the interest benchmark for the relevant currency specified in the credit agreement plus a margin that ranges from 0.700% to 1.125%. Consequently, our interest expense fluctuates with changes in the general level of these interest rates. At January 31, 2026, no amounts were outstanding under the 2026 Credit Facility. See Note 6 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
On January 30, 2026, we entered into a credit agreement with certain lenders providing for a $5.8 billion unsecured short-term revolving credit facility that matures on March 31, 2026 (2026 Short-Term Credit Facility) to fund a portion of our TurboTax early tax refund offering. We are exposed to the impact of changes in interest rates as they affect the 2026 Short-Term Credit Facility. Advances under the 2026 Short-Term Credit Facility accrue interest at a rate equal to, at our election, either (i) term SOFR or daily simple SOFR plus a margin of 0.875%, or (ii) the alternate base rate plus a margin of 0.00%. Consequently, our interest expense fluctuates with changes in the general level of these interest rates. As of January 31, 2026, we have not borrowed any amounts under the 2026 Short-Term Credit Facility.
See Note 6 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
See Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended July 31, 2025 for a detailed discussion of our other market risks.

Intuit Q2 Fiscal 2026 Form 10-Q	47

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

Intuit Q2 Fiscal 2026 Form 10-Q	48

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
Our consumer tax business also faces significant, increasing competition from the public sector, where we face the risk of federal and state taxing authorities implementing revenue-raising strategies that involve developing and providing government tax software or other government return preparation systems at public expense. These or similar programs have been and may continue to be introduced or expanded in the future, which may change the voluntary compliance tax system in ways that could cause us to lose customers and revenue. For example, although the IRS free direct filing system was suspended, proponents of these programs continue to advocate for them. Additionally, the legacy IRS Free File Program enables the IRS to offer free commercial tax software directly to qualifying taxpayers, and taxpayer adoption of this program could expand with increased awareness of and government support for the program.
Through these or other programs, federal and state governments are or could become publicly funded direct competitors of the U.S. tax services industry and of Intuit. Government funded services that curtail or eliminate the role of taxpayers in preparing their own taxes could potentially have material and adverse revenue implications on us.

Intuit Q2 Fiscal 2026 Form 10-Q	49

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

Intuit Q2 Fiscal 2026 Form 10-Q	50

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

Intuit Q2 Fiscal 2026 Form 10-Q	51

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

Intuit Q2 Fiscal 2026 Form 10-Q	52

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

Intuit Q2 Fiscal 2026 Form 10-Q	53

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

Intuit Q2 Fiscal 2026 Form 10-Q	54

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

Intuit Q2 Fiscal 2026 Form 10-Q	55

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

Intuit Q2 Fiscal 2026 Form 10-Q	56

willingness of customers to use our products, and our financial results. Further, as we develop our platform to connect people to experts, such as connecting TurboTax customers with tax experts through our TurboTax Expert Assist and TurboTax Expert Full Service offerings, or connecting QuickBooks customers with bookkeepers through our QuickBooks Live offering, we face the risk that these experts may provide advice that is erroneous, ineffective or otherwise unsuitable. Any such deficiency in the advice given by these experts may cause harm to our customers, a loss of customer confidence in our offerings or harm to our reputation or financial results. Moreover, as we continue to incorporate emerging technologies, like AI, into our offerings, they may not function as designed or have unintended consequences, any of which could subject us to new or enhanced competitive harm, legal liability, regulatory scrutiny or reputational harm.
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

Intuit Q2 Fiscal 2026 Form 10-Q	57

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
In addition, the evolution of global privacy treaties and frameworks has created compliance uncertainty and increased complexity. For example, the judicial invalidation of the EU-U.S. Privacy Shield and Safe Harbor frameworks that we relied on to transfer data created additional compliance challenges for the transfer of EU personal data to the U.S. While a new EU-U.S. Data Privacy Framework currently provides a basis for us to transfer personal data from the European Union to the U.S., the future of this framework is uncertain because it faces legal challenges in the European courts.

Intuit Q2 Fiscal 2026 Form 10-Q	58

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

Intuit Q2 Fiscal 2026 Form 10-Q	59

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

Intuit Q2 Fiscal 2026 Form 10-Q	60

expose us to fluctuations in foreign currency exchange rates or interest rates that could materially and adversely affect our financial results. Any of the foregoing could harm our business and negatively impact our future financial results.
We provide access to capital to small and mid-market businesses and consumers, which exposes us to risk, and may cause us material financial or reputational harm.
We provide qualified small and mid-market businesses and consumers with access to capital from third-party lenders and then we purchase some or all of those loans from the lender. This activity exposes us to the risk of the borrowers’ inability to repay such loans. We have entered into credit arrangements with financial institutions as a source of funding to purchase some or all of the loans. Any termination or interruption in the financial institutions’ ability to lend to us could interrupt our ability to provide capital to these borrowers. Further, the credit decisioning, pricing, loss forecasting, scoring and other models used to evaluate loan applications may contain errors or may not adequately assess creditworthiness of the borrowers, or may be otherwise ineffective, resulting in incorrect approvals or denials of loans. It is also possible that loan applicants could provide false or incorrect information. Moreover, adverse macroeconomic conditions, such as inflation and rising interest rates, have impacted and may continue to impact both small and mid-market businesses and consumers, and may increase the likelihood that the borrowers are unable to repay their loans. These risks are exacerbated as we expand into new products and customer segments. If any of the foregoing events were to occur, our reputation, relationships with borrowers, collections of loans receivable and financial results could be harmed.
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

Intuit Q2 Fiscal 2026 Form 10-Q	61

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

Intuit Q2 Fiscal 2026 Form 10-Q	62

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Stock repurchase activity during the three months ended January 31, 2026 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans
November 1, 2025 through November 30, 2025	352,488	$652.17	352,488	$4,201,481,653
December 1, 2025 through December 31, 2025	409,757	$662.41	409,757	$3,930,056,124
January 1, 2026 through January 31, 2026	802,791	$559.85	802,791	$3,480,612,808
Total	1,565,036	$607.49	1,565,036
Note: On August 20, 2024, our Board of Directors approved an increase in the authorization under the existing stock repurchase program under which we are authorized to repurchase up to an additional $3 billion of our common stock. On August 19, 2025, our Board of Directors approved an increase in the authorization under the existing stock repurchase program under which we are authorized to repurchase up to an additional $3.2 billion of our common stock. All of the shares repurchased during the three months ended January 31, 2026 were purchased under these plans. At January 31, 2026, we had authorization from our Board of Directors for up to $3.5 billion in stock repurchases.

ITEM 5 - OTHER INFORMATION
During the three months ended January 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K), except for the following trading arrangements that are each intended to satisfy the affirmative defense of Rule 10b5-1(c). On December 12, 2025, Eve Burton, Board Member, adopted a plan for the sale of up to 2,065 shares of the Company's common stock, subject to certain conditions, from March 13, 2026 through December 11, 2026. On January 8, 2026, Richard L. Dalzell, Board Member, adopted a plan for the sale of up to 1,513 shares of the Company's common stock, subject to certain conditions, from June 16, 2026 through March 10, 2027.

ITEM 6 - EXHIBITS
See the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q.

Intuit Q2 Fiscal 2026 Form 10-Q	63

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTUIT INC. (Registrant)
Date:	February 26, 2026	By:	/s/ SANDEEP S. AUJLA
Sandeep S. Aujla
Executive Vice President and Chief Financial Officer (Authorized Officer and Principal Financial Officer)

Intuit Q2 Fiscal 2026 Form 10-Q	64

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference

10.01
Credit Agreement, dated as of January 9, 2026, by and among Intuit Inc., the lenders parties thereto, JPMorgan Chase Bank, N.A., as administrative agent, Bank of America, N.A., Morgan Stanley Senior Funding, Inc. and The Bank of Nova Scotia, as co-syndication agents, and JPMorgan Chase Bank, N.A., BofA Securities Inc., Morgan Stanley Senior Funding, Inc. and The Bank of Nova Scotia, as joint lead arrangers and joint bookrunners.
8-K filed 1/12/2026

10.02	Revolving Credit Agreement, dated as of January 30, 2026, by and among Intuit Inc., the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent.		8-K filed 1/30/2026

10.03+	Non-Employee Director Compensation Program, effective January 22, 2026		8-K filed 1/27/2026

31.01	Certification of Chief Executive Officer	X

31.02	Certification of Chief Financial Officer	X

32.01*	Section 1350 Certification (Chief Executive Officer)	X

32.02*	Section 1350 Certification (Chief Financial Officer)	X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X

101.SCH	XBRL Taxonomy Extension Schema	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X
________________________________

+	Indicates a management contract or compensatory plan or arrangement.
*	This exhibit is intended to be furnished and shall not be deemed “filed” for purposes of the Securities Exchange Act of 1934, as amended.

Intuit Q2 Fiscal 2026 Form 10-Q	65