Form 10-Q
period 2026-04-30
INTUIT INC.
filed 2026-05-20
CIK 896878

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares (in thousands) of Common Stock, $0.01 par value, outstanding as of May 14, 2026 was 273,537.

INTUIT INC. FORM 10-Q INDEX
Intuit, QuickBooks, TurboTax, Credit Karma, and Mailchimp, among others, are registered trademarks and/or registered service marks of Intuit Inc., or one of its subsidiaries, in the United States and other countries. Other parties’ marks are the property of their respective owners.

Intuit Q3 Fiscal 2026 Form 10-Q	2

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
•our expectations regarding the timing and costs associated with our restructuring plan; and
•our assessments and beliefs regarding the future developments and outcomes of pending legal proceedings and inquiries by regulatory authorities, the liability, if any, that Intuit may incur as a result of those proceedings and inquiries, and the impact of any potential losses or expenses associated with such proceedings or inquiries on our financial statements.
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

Intuit Q3 Fiscal 2026 Form 10-Q	3

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

INTUIT INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
(In millions, except per share amounts)	April 30, 2026	April 30, 2025	April 30, 2026	April 30, 2025
Net revenue:
Service	$7,759	$6,971	$15,128	$13,109
Product and other	799	783	1,966	1,891
Total net revenue	8,558	7,754	17,094	15,000
Costs and expenses:
Cost of revenue:
Cost of service revenue	1,317	1,138	3,122	2,790
Cost of product and other revenue	14	18	47	52
Amortization of acquired technology	43	38	131	112
Selling and marketing	1,793	1,618	4,270	3,784
Research and development	840	707	2,519	2,127
General and administrative	409	394	1,232	1,177
Amortization of other acquired intangible assets	122	120	364	360
Restructuring	—	1	—	14
Total costs and expenses	4,538	4,034	11,685	10,416
Operating income	4,020	3,720	5,409	4,584
Interest expense	(70)	(68)	(186)	(188)
Interest and other income, net	97	32	254	72
Income before income taxes	4,047	3,684	5,477	4,468
Income tax provision	983	864	1,274	980
Net income	$3,064	$2,820	$4,203	$3,488

Basic net income per share	$11.10	$10.09	$15.13	$12.45
Shares used in basic per share calculations	276	280	278	280

Diluted net income per share	$11.09	$10.02	$15.05	$12.33
Shares used in diluted per share calculations	276	282	279	283
See accompanying notes.

Intuit Q3 Fiscal 2026 Form 10-Q	4

INTUIT INC. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Nine Months Ended
(In millions)	April 30, 2026	April 30, 2025	April 30, 2026	April 30, 2025

Net income	$3,064	$2,820	$4,203	$3,488
Other comprehensive income (loss), net of income taxes:
Unrealized gain (loss) on available-for-sale debt securities	(1)	1	(1)	1
Foreign currency translation gain (loss)	(3)	17	5	7
Cumulative translation adjustment reclassified to net income	(1)	—	(1)	—
Other	—	—	(7)	—
Total other comprehensive income (loss), net	(5)	18	(4)	8
Comprehensive income	$3,059	$2,838	$4,199	$3,496
See accompanying notes.

Intuit Q3 Fiscal 2026 Form 10-Q	5

INTUIT INC. CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In millions)	April 30, 2026	July 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$4,681	$2,884
Investments	2,099	1,668
Accounts receivable, net	834	530
Notes receivable held for investment	1,662	1,403
Notes receivable held for sale	69	—
Income taxes receivable	52	50
Prepaid expenses and other current assets	680	496
Current assets before funds receivable and amounts held for customers	10,077	7,031
Funds receivable and amounts held for customers	7,760	7,076
Total current assets	17,837	14,107
Long-term investments	176	94
Property and equipment, net	996	961
Operating lease right-of-use assets	601	541
Goodwill	13,982	13,980
Acquired intangible assets, net	4,807	5,302
Long-term deferred income tax assets	113	1,222
Other assets	818	751
Total assets	$39,330	$36,958

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$750	$—
Accounts payable	1,096	792
Accrued compensation and related liabilities	766	858
Deferred revenue	1,055	1,019
Other current liabilities	849	625
Current liabilities before funds payable and amounts due to customers	4,516	3,294
Funds payable and amounts due to customers	7,760	7,076
Total current liabilities	12,276	10,370
Long-term debt	5,412	5,973
Operating lease liabilities	655	597
Other long-term obligations	358	308
Total liabilities	18,701	17,248
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock and additional paid-in capital	22,745	21,635
Treasury stock, at cost	(24,916)	(21,543)
Accumulated other comprehensive loss	(54)	(50)
Retained earnings	22,854	19,668
Total stockholders’ equity	20,629	19,710
Total liabilities and stockholders’ equity	$39,330	$36,958
See accompanying notes.

Intuit Q3 Fiscal 2026 Form 10-Q	6

.

INTUIT INC. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	Three Months Ended April 30, 2026
(Dollars in millions, except per share amount; shares in thousands)	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
Balance at January 31, 2026	277,492	$22,336	$(23,355)	$(49)	$20,123	$19,055
Comprehensive income	—	—	—	(5)	3,064	3,059
Issuance of stock under employee stock plans, net of shares withheld for employee taxes	525	(76)	—	—	—	(76)
Stock repurchases under stock repurchase programs	(3,749)	—	(1,561)	—	—	(1,561)
Dividends and dividend rights declared ($1.20 per share)	—	—	—	—	(333)	(333)
Share-based compensation expense	—	485	—	—	—	485
Balance at April 30, 2026	274,268	$22,745	$(24,916)	$(54)	$22,854	$20,629

	Nine Months Ended April 30, 2026
(Dollars in millions, except per share amount; shares in thousands)	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
Balance at July 31, 2025	279,129	$21,635	$(21,543)	$(50)	$19,668	$19,710
Comprehensive income	—	—	—	(4)	4,203	4,199
Issuance of stock under employee stock plans, net of shares withheld for employee taxes	1,698	(439)	—	—	—	(439)
Stock repurchases under stock repurchase programs	(6,559)	—	(3,373)	—	—	(3,373)
Dividends and dividend rights declared ($3.60 per share)	—	—	—	—	(1,017)	(1,017)
Share-based compensation expense	—	1,549	—	—	—	1,549
Balance at April 30, 2026	274,268	$22,745	$(24,916)	$(54)	$22,854	$20,629

Intuit Q3 Fiscal 2026 Form 10-Q	7

INTUIT INC. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	Three Months Ended April 30, 2025
(Dollars in millions, except per share amount; shares in thousands)	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
Balance at January 31, 2025	279,740	$20,995	$(20,041)	$(64)	$17,059	$17,949
Comprehensive income	—	—	—	18	2,820	2,838
Issuance of stock under employee stock plans, net of shares withheld for employee taxes	601	(84)	—	—	—	(84)
Stock repurchases under stock repurchase programs	(1,267)	—	(754)	—	—	(754)
Dividends and dividend rights declared ($1.04 per share)	—	—	—	—	(293)	(293)
Share-based compensation expense	—	469	—	—	—	469
Balance at April 30, 2025	279,074	$21,380	$(20,795)	$(46)	$19,586	$20,125

	Nine Months Ended April 30, 2025
(Dollars in millions, except per share amount; shares in thousands)	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
Balance at July 31, 2024	280,268	$20,251	$(18,750)	$(54)	$16,989	$18,436
Comprehensive income	—	—	—	8	3,488	3,496
Issuance of stock under employee stock plans, net of shares withheld for employee taxes	2,113	(349)	—	—	—	(349)
Stock repurchases under stock repurchase programs	(3,307)	—	(2,045)	—	—	(2,045)
Dividends and dividend rights declared ($3.12 per share)	—	—	—	—	(891)	(891)
Share-based compensation expense	—	1,478	—	—	—	1,478
Balance at April 30, 2025	279,074	$21,380	$(20,795)	$(46)	$19,586	$20,125

See accompanying notes.

Intuit Q3 Fiscal 2026 Form 10-Q	8

INTUIT INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
(In millions)	April 30, 2026	April 30, 2025
Cash flows from operating activities:
Net income	$4,203	$3,488
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	133	129
Amortization of acquired intangible assets	495	472
Non-cash operating lease cost	77	56
Share-based compensation expense	1,549	1,478
Deferred income taxes	1,150	(278)
Provision for credit losses	189	101
Other	(150)	13
Total adjustments	3,443	1,971
Changes in operating assets and liabilities:
Accounts receivable	(303)	(267)
Income taxes receivable	(2)	69
Prepaid expenses and other assets	(148)	(227)
Accounts payable	281	285
Accrued compensation and related liabilities	(102)	(173)
Deferred revenue	33	84
Operating lease liabilities	(65)	(59)
Other liabilities	167	655
Total changes in operating assets and liabilities	(139)	367
Net cash provided by operating activities	7,507	5,826
Cash flows from investing activities:
Purchases of corporate and customer fund investments	(2,204)	(1,080)
Sales of corporate and customer fund investments	133	168
Maturities of corporate and customer fund investments	1,655	656
Purchases of property and equipment	(148)	(99)
Originations and purchases of notes receivable held for investment	(4,930)	(2,873)
Sales of notes receivable originally classified as held for investment	1,389	300
Principal repayments of notes receivable held for investment	3,125	1,952
Other	(120)	(117)
Net cash used in investing activities	(1,100)	(1,093)
Cash flows from financing activities:
Proceeds from borrowings under secured revolving credit facilities	186	364
Proceeds from issuance of stock under employee stock plans	136	263
Payments for employee taxes withheld upon vesting of restricted stock units	(575)	(612)
Cash paid for purchases of treasury stock	(3,341)	(2,026)
Dividends and dividend rights paid	(1,015)	(888)
Net change in funds receivable and funds payable and amounts due to customers	633	1,251
Other	(7)	(4)
Net cash used in financing activities	(3,983)	(1,652)
Effect of exchange rates on cash, cash equivalents, restricted cash, and restricted cash equivalents	9	4
Net increase in cash, cash equivalents, restricted cash, and restricted cash equivalents	2,433	3,085

Intuit Q3 Fiscal 2026 Form 10-Q	9

Cash, cash equivalents, restricted cash, and restricted cash equivalents at beginning of period	9,481	7,099
Cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period	$11,914	$10,184

Reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents reported within the condensed consolidated balance sheets to the total amounts reported on the condensed consolidated statements of cash flows
Cash and cash equivalents	$4,681	$5,443
Restricted cash and restricted cash equivalents included in funds receivable and amounts held for customers	7,233	4,741
Total cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period	$11,914	$10,184

Supplemental schedule of non-cash investing activities:
Transfers of notes receivable originated or purchased as held for investment to held for sale	$1,427	$333
See accompanying notes.

Intuit Q3 Fiscal 2026 Form 10-Q	10

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
Effective August 1, 2025, we combined our Consumer, Credit Karma, and ProTax businesses into a single Consumer segment in order to better serve the diverse financial needs of our customers as one consumer platform. Our chief operating decision maker allocates resources and assesses segment performance using regularly provided segment revenue and segment operating income information under this updated segment structure. To align results under this segment change, certain selling and marketing, product development, and general and administrative expenses for Credit Karma that were managed at the segment level are now managed at the platform level and are included in other corporate expenses rather than in segment expenses. Also on August 1, 2025, we reorganized certain marketing, communications, and customer success functions in our Global Business Solutions segment that support and benefit our overall platform and are managed at that level rather than at the segment level. Additionally, certain data science and analytics teams that were managed at the platform level are now managed at the segment level. We have recast certain previously reported amounts to conform to these segment changes. As a result of these changes, for the three and nine months ended April 30, 2025, we reclassified expenses totaling $1 million and $7 million from Global Business Solutions and $155 million and $456 million from Consumer to other corporate expenses, respectively, to conform to the current presentation. See Note 12, "Segment Information," for more information.
These unaudited condensed consolidated financial statements and accompanying notes should be read together with the audited consolidated financial statements in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2025. Results for the nine months ended April 30, 2026 are not necessarily indicative of the results we expect for the fiscal year ending July 31, 2026 or any other future period.

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

Significant Accounting Policies
We described our significant accounting policies in Note 1 to the financial statements in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2025. There have been no changes to our significant accounting policies during the first nine months of fiscal 2026.

Intuit Q3 Fiscal 2026 Form 10-Q	11

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

Intuit Q3 Fiscal 2026 Form 10-Q	12

The following table presents the composition of shares used in the computation of basic and diluted net income per share for the periods indicated.

	Three Months Ended		Nine Months Ended
(In millions, except per share amounts)	April 30, 2026	April 30, 2025	April 30, 2026	April 30, 2025
Numerator:
Net income	$3,064	$2,820	$4,203	$3,488

Denominator:
Shares used in basic per share calculations:
Weighted-average common shares outstanding	276	280	278	280

Shares used in diluted per share calculations:
Weighted-average common shares outstanding	276	280	278	280
Dilutive potential common equivalent shares from share-based awards	—	2	1	3
Dilutive weighted-average common shares outstanding	276	282	279	283

Basic and diluted net income per share:
Basic net income per share	$11.10	$10.09	$15.13	$12.45

Diluted net income per share	$11.09	$10.02	$15.05	$12.33

Shares excluded from diluted net income per share:
Weighted-average share-based awards that have been excluded from dilutive common equivalent shares outstanding due to their anti-dilutive effect	7	1	3	—

Deferred Revenue
We record deferred revenue when we have entered into a contract with a customer, and cash payments are received or due prior to transfer of control or satisfaction of the related performance obligation. Our deferred revenue primarily relates to our subscription offerings. During the three and nine months ended April 30, 2026, we recognized revenue of $136 million and $977 million, respectively, that was included in deferred revenue at July 31, 2025. During the three and nine months ended April 30, 2025, we recognized revenue of $111 million and $829 million, respectively, that was included in deferred revenue at July 31, 2024.
Our performance obligations are generally satisfied within 12 months of the initial contract date. As of April 30, 2026 and July 31, 2025, the deferred revenue balance related to performance obligations that will be satisfied after 12 months was $2 million and $4 million, respectively, and is included in other long-term obligations on our condensed consolidated balance sheets.

Concentration of Credit Risk and Significant Customers
No customer accounted for 10% or more of total net revenue in the three or nine months ended April 30, 2026 or April 30, 2025. No customer accounted for 10% or more of gross accounts receivable as of April 30, 2026 or July 31, 2025.

Accounting Standards Not Yet Adopted
Income Tax: In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures." This standard requires additional disclosures related to the income tax rate reconciliation, income taxes paid by jurisdiction, and other income tax-related disclosures. The standard is effective for fiscal years beginning after December 15, 2024, which means that it will be effective for us for our annual reporting for the fiscal year ending July 31, 2026. Early adoption is permitted on either a prospective or retrospective basis. We expect to adopt ASU 2023-09 on a retrospective basis, and the adoption is anticipated to expand the income tax disclosures in our consolidated financial statements.
Disaggregation of Income Statement Expenses: In November 2024, the FASB issued ASU 2024-03, "Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income

Intuit Q3 Fiscal 2026 Form 10-Q	13

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
Internal-Use Software: In September 2025, the FASB issued ASU 2025-06, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software.” The standard removes all references to project stages and clarifies the threshold entities apply to begin capitalizing costs. The standard is effective for fiscal years beginning after December 15, 2027, including interim reporting periods within those fiscal years, which means that it will be effective for us in the first quarter of our fiscal year ending July 31, 2029. Early adoption is permitted, and the standard is to be applied using a prospective, retrospective, or modified transition approach. We are currently evaluating the impact of our pending adoption of ASU 2025-06 on our consolidated financial statements and related disclosures.
Codification Improvements: In December 2025, the FASB issued ASU 2025-12, “Codification Improvements.” This standard addresses various improvements across a wide range of topics in the FASB Accounting Standards Codification to correct, clarify, and otherwise improve the ASC. The standard is effective for fiscal years beginning after December 15, 2026, including interim reporting periods within those fiscal years, which means that it will be effective for us in the first quarter of our fiscal year ending July 31, 2028. Early adoption is permitted, and the adoption method on this standard may vary on an issue-by-issue basis. We are currently evaluating the impact of our pending adoption of ASU 2025-12 on our consolidated financial statements and related disclosures.

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

Intuit Q3 Fiscal 2026 Form 10-Q	14

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table summarizes financial assets that we measured at fair value on a recurring basis at the dates indicated, classified in accordance with the fair value hierarchy described above.

	April 30, 2026			July 31, 2025
(In millions)	Level 1	Level 2	Total Fair Value	Level 1	Level 2	Total Fair Value
Assets:
Cash equivalents, primarily money market funds	$1,852	$—	$1,852	$1,790	$—	$1,790
Available-for-sale debt securities:
Corporate notes	—	607	607	—	502	502
U.S. agency securities	—	1,642	1,642	—	1,316	1,316
Total available-for-sale debt securities	—	2,249	2,249	—	1,818	1,818
Total assets measured at fair value on a recurring basis	$1,852	$2,249	$4,101	$1,790	$1,818	$3,608
The following table summarizes our cash equivalents and available-for-sale debt securities by balance sheet classification and level in the fair value hierarchy at the dates indicated.

	April 30, 2026			July 31, 2025
(In millions)	Level 1	Level 2	Total Fair Value	Level 1	Level 2	Total Fair Value
Cash equivalents:
In cash and cash equivalents	$1,852	$—	$1,852	$1,790	$—	$1,790
Available-for-sale debt securities:
In investments	$—	$2,099	$2,099	$—	$1,668	$1,668
In funds receivable and amounts held for customers	—	150	150	—	150	150
Total available-for-sale debt securities	$—	$2,249	$2,249	$—	$1,818	$1,818
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
Financial assets whose fair values we measure using Level 3 inputs consist of notes receivable held for sale and notes receivable held for investment. Notes receivable held for sale are recorded at the lower of amortized cost or fair value. As of April 30, 2026, total notes receivable held for sale were not material and the difference between amortized cost and fair value was not material. As of July 31, 2025, we held no notes receivable for sale. As of April 30, 2026 and July 31, 2025, the difference between the amortized cost and fair value of notes receivable held for investment was not material.
Financial liabilities whose fair values we measure using Level 2 inputs consist of senior unsecured notes. We measure the fair value of our senior unsecured notes based on their trading prices and the interest rates we could obtain for other borrowings with similar terms. As of April 30, 2026 and July 31, 2025, the total estimated fair value of the senior unsecured notes was $4.8 billion and $5.0 billion, respectively. At each of the reporting periods ended April 30, 2026 and July 31, 2025, the carrying value of the senior unsecured notes was $5.0 billion. See Note 6, “Debt,” for more information.

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

Intuit Q3 Fiscal 2026 Form 10-Q	15

The following table summarizes the adjustments to the carrying value of our long-term investments.

	Three Months Ended		Nine Months Ended
(In millions)	April 30, 2026	April 30, 2025	April 30, 2026	April 30, 2025
Upward adjustments	$46	$—	$104	$8
Downward adjustments, including impairments	—	—	—	(51)
Net adjustments	$46	$—	$104	$(43)
Cumulative upward adjustments amounted to $125 million, and cumulative downward adjustments, including impairments, amounted to $27 million through April 30, 2026 for measurement alternative investments held as of April 30, 2026. The carrying value of long-term investments on our condensed consolidated balance sheets was $176 million and $94 million as of April 30, 2026 and July 31, 2025, respectively.

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

	April 30, 2026		July 31, 2025
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Classification on condensed consolidated balance sheets:
Cash and cash equivalents	$4,681	$4,681	$2,884	$2,884
Investments	2,099	2,099	1,667	1,668
Funds receivable and amounts held for customers	7,760	7,760	7,076	7,076
Total cash and cash equivalents, investments, and funds receivable and amounts held for customers	$14,540	$14,540	$11,627	$11,628
The following table summarizes our cash and cash equivalents, investments, and relevant portion of funds receivable and amounts held for customers by investment category at the dates indicated. As of April 30, 2026 and July 31, 2025, this excludes $377 million and $329 million, respectively, of funds receivable from third-party payment processors on our condensed consolidated balance sheets included in funds receivable and amounts held for customers that were not measured and recorded at fair value.

	April 30, 2026		July 31, 2025
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Type of issue:
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$11,914	$11,914	$9,481	$9,481
Available-for-sale debt securities:
Corporate notes	607	607	502	502
U.S. agency securities	1,642	1,642	1,315	1,316
Total available-for-sale debt securities	2,249	2,249	1,817	1,818
Total cash, cash equivalents, restricted cash, restricted cash equivalents, and investments	$14,163	$14,163	$11,298	$11,299

Intuit Q3 Fiscal 2026 Form 10-Q	16

We use the specific identification method to compute gains and losses on investments. We include realized gains and losses on our available-for-sale debt securities in interest and other income, net in our condensed consolidated statements of operations. Gross realized gains and losses on our available-for-sale debt securities for the nine months ended April 30, 2026 and April 30, 2025 were not material.
We accumulate unrealized gains and losses on our available-for-sale debt securities, net of tax, in accumulated other comprehensive income or loss in the stockholders’ equity section of our condensed consolidated balance sheets, except for certain unrealized losses described below. Gross unrealized gains and losses on our available-for-sale debt securities as of April 30, 2026 and July 31, 2025 were not material.
For available-for-sale debt securities in an unrealized loss position, we determine whether a credit loss exists. The estimate of the credit loss is determined by considering available information relevant to the collectibility of the security and information about past events, current conditions, and reasonable and supportable forecasts. The allowance for credit loss is recorded to interest and other income, net in our condensed consolidated statements of operations, not to exceed the amount of the unrealized loss. Any excess unrealized loss greater than the allowance for credit loss at a security level is recognized in accumulated other comprehensive income or loss in the stockholders' equity section of our condensed consolidated balance sheets. We determined there were no credit losses related to available-for-sale debt securities as of April 30, 2026. Unrealized losses on available-for-sale debt securities as of April 30, 2026 were not material and were primarily due to changes in market interest rates. We do not intend to sell these investments. In addition, it is more likely than not that we will not be required to sell them before recovery of the amortized cost basis, which may be at maturity.
The following table summarizes our available-for-sale debt securities, included in investments and relevant portion of funds receivable and amounts held for customers, classified by the stated maturity date of the security at the dates indicated.

	April 30, 2026		July 31, 2025
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$2,127	$2,127	$1,694	$1,694
Due within two years	62	62	62	63
Due within three years	60	60	61	61
Total available-for-sale debt securities	$2,249	$2,249	$1,817	$1,818

The following table summarizes our funds receivable and amounts held for customers by asset category at the dates indicated.

(In millions)	April 30, 2026	July 31, 2025
Restricted cash and restricted cash equivalents	$7,233	$6,597
Restricted available-for-sale debt securities	150	150
Funds receivable	377	329
Total funds receivable and amounts held for customers	$7,760	$7,076

(In millions)	April 30, 2025	July 31, 2024
Restricted cash and restricted cash equivalents	$4,741	$3,490
Restricted available-for-sale debt securities	150	150
Funds receivable	330	281
Total funds receivable and amounts held for customers	$5,221	$3,921

4. Notes Receivable and Allowances for Credit Losses
As of April 30, 2026 and July 31, 2025, our notes receivable portfolio consisted of notes receivable held for investment, including loans made to small and mid-market business and consumers, and notes receivable held for sale, consisting of small and mid-market business loans. We classify notes receivable as held for investment when we have both the intent and ability to hold the notes receivable for the foreseeable future or until maturity or payoff. We classify notes receivable as held for sale when we have the intent and ability to sell substantially all of our rights and interests in a qualified loan to a third-party investor. A note receivable that is initially designated as held for sale or held for investment may be reclassified when our intent for that individual note receivable changes. When a note receivable held for investment is reclassified to held for sale and recorded at the lower of amortized cost or fair value, the related allowance for credit losses for that note receivable is released, and any adjustment to record the note receivable at the lower of amortized cost or fair value is recorded.

Intuit Q3 Fiscal 2026 Form 10-Q	17

Notes Receivable Held for Investment
Business loans. We provide financing to small and mid-market businesses via term loans (business loans) that we originate through an originating bank partner. During the nine months ended April 30, 2026 and April 30, 2025, we purchased business loans from our originating bank partner with principal balances in the amount of $4.3 billion and $2.4 billion, respectively. As of April 30, 2026, we had commitments to purchase $287 million in business loans that were originated on or prior to April 30, 2026.
The business loans are not secured and are recorded at amortized cost, which includes the unpaid principal balances net of any related deferred origination costs and fees, discounts, purchase premiums, and allowance for credit losses. At each of the reporting periods ended April 30, 2026 and July 31, 2025, the net balance of business loans held for investment was $1.5 billion, which is net of an allowance for credit losses as of April 30, 2026 and July 31, 2025 of $134 million and $100 million, respectively. The current portion is included in notes receivable held for investment and the long-term portion is included in other assets on our condensed consolidated balance sheets.
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
Consumer loans. We provide short-term interest and non-interest bearing loans to eligible TurboTax customers, and other consumer loans (collectively, consumer loans). We partner with originating banks to originate the consumer loans and subsequently purchase those consumer loans. Certain consumer loans offerings are repaid from the customer's income tax refund. During the nine months ended April 30, 2026 and April 30, 2025, we purchased consumer loans from our originating bank partners with principal balances in the amount of $643 million and $459 million, respectively. The consumer loans are not secured and are recorded at amortized cost, net of any related deferred origination costs and fees, discounts, purchase premiums, and allowance for credit losses. As of April 30, 2026 and July 31, 2025, the net balance of consumer loans was $243 million and $2 million, respectively. Interest income on consumer loans was not material for all periods presented.
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
The allowance for credit losses is subjective and requires management estimates, including such factors as known and inherent risks in the portfolio, use of historical credit losses to estimate expected credit losses, adverse situations that may affect borrowers' ability to repay, and current and forecasted economic conditions. Other factors considered may include uncertainties in forecasting, subjective application of modeling techniques, changes in portfolio composition, seasonality, business conditions, and emerging trends.
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
We consider a business loan to be delinquent when the payments are one day past due. We place delinquent business loans on nonaccrual status and stop accruing interest income. Business loans are returned to accrual status if they are brought current or have performed in accordance with the contractual terms for a reasonable period of time and, in our judgment, will continue to make periodic principal and interest payments as per contractual terms. Previously recognized interest receivable from charged-off business loans that is accrued but not collected from the borrower is reversed. As of April 30, 2026 and July 31, 2025, the amortized cost basis for delinquent business loans and nonaccrual status business loans held for investment were not material. The interest income recognized on a cash basis for business loans in nonaccrual status for the three and nine months ended April 30, 2026 and 2025 was not material.

Intuit Q3 Fiscal 2026 Form 10-Q	18

The changes in the allowance for credit losses for our business loan portfolio for the three and nine months ended April 30, 2026 and 2025 were as shown in the following table.

	Three Months Ended		Nine Months Ended
(In millions)	April 30, 2026	April 30, 2025	April 30, 2026	April 30, 2025
Beginning balance	$120	$84	$100	$62
Provision for expected credit losses	61	30	148	83
Charge-offs	(53)	(24)	(128)	(60)
Recoveries	6	3	14	8
Ending balance	$134	$93	$134	$93
For our consumer loan portfolio, we maintain an allowance for credit losses to reserve for potentially uncollectible consumer loans and take into consideration the loan product, expected funding of refunds by the IRS using historical trends and future expectations, if applicable, and other borrower characteristics to predict future losses. We use empirical data and management judgment to estimate losses for new consumer loan products for which we do not have enough history. The allowance for credit losses for consumer loans was not material as of April 30, 2026 and July 31, 2025. The interest income recognized on a cash basis for consumer loans in nonaccrual status for the three and nine months ended April 30, 2026 and 2025 was not material.
We maintain an allowance for credit losses on our loan purchase commitments that is recorded in other current liabilities on the condensed consolidated balance sheets. Our allowance for credit losses on loan purchase commitments was not material as of April 30, 2026 and July 31, 2025.
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

Notes Receivable Held for Sale
Business loans. We have entered into multiple forward flow arrangements with institutional investors that facilitate the sale of participation interests in eligible unsecured business loans. These arrangements have varying terms, with expiration dates ranging from 2027 to 2030.
Notes receivable held for sale are recorded at the lower of amortized cost or fair value determined on an individual note receivable basis. As of April 30, 2026, the balance of notes receivable held for sale was $69 million and is included in notes receivable held for sale on our condensed consolidated balance sheets. As of July 31, 2025, we held no notes receivable for sale. The total unpaid principal balance of business loans sold during the nine months ended April 30, 2026 and April 30, 2025 amounted to $1.4 billion and $288 million, respectively. For the nine months ended April 30, 2026 and April 30, 2025, gains on sales of business loans and servicing income were not material.

5. Goodwill and Acquired Intangible Assets

Goodwill
Changes in the carrying value of goodwill by reportable segment during the nine months ended April 30, 2026 were as shown in the following table. Our reportable segments are described in Note 12, “Segment Information.”

(In millions)	Balance July 31, 2025	Goodwill Acquired	Foreign Currency Translation	Balance April 30, 2026
Global Business Solutions	$9,825	$—	$(3)	$9,822
Consumer	4,155	—	5	4,160
Totals	$13,980	$—	$2	$13,982
Goodwill is net of accumulated impairment losses of $114 million, which were recorded prior to July 31, 2025 and are included in our Consumer segment.

Intuit Q3 Fiscal 2026 Form 10-Q	19

Acquired Intangible Assets
The following table shows the cost, accumulated amortization, and weighted-average life in years for our acquired intangible assets at the dates indicated. The weighted-average lives are calculated for assets that are not fully amortized.

(Dollars in millions)	Customer and User Relationships	Purchased Technology	Trade Names and Logos	Total

At April 30, 2026:
Cost	$6,199	$1,765	$680	$8,644
Accumulated amortization	(2,357)	(1,194)	(286)	(3,837)
Acquired intangible assets, net	$3,842	$571	$394	$4,807
Weighted-average life in years	14	8	13	13

At July 31, 2025:
Cost	$6,198	$1,765	$680	$8,643
Accumulated amortization	(2,034)	(1,061)	(246)	(3,341)
Acquired intangible assets, net	$4,164	$704	$434	$5,302
Weighted-average life in years	14	8	13	13
The following table shows the expected future amortization expense for our acquired intangible assets at April 30, 2026. Amortization of purchased technology is generally charged to amortization of acquired technology in our condensed consolidated statements of operations. Amortization of other acquired intangible assets, such as customer and user relationships, is charged to amortization of other acquired intangible assets in our condensed consolidated statements of operations. If impairment events occur, they could accelerate the timing of acquired intangible asset charges.

(In millions)	Expected Future Amortization Expense
Fiscal year ending July 31,
2026 (excluding the nine months ended April 30, 2026)	$165
2027	633
2028	613
2029	593
2030	590
Thereafter	2,213
Total expected future amortization expense	$4,807

Intuit Q3 Fiscal 2026 Form 10-Q	20

6. Debt
The carrying value of our debt was as follows at the dates indicated:

(Dollars in millions)	April 30, 2026	July 31, 2025	Effective Interest Rate
Senior unsecured notes issued June 2020:
1.350% notes due July 2027	$500	$500	1.486%
1.650% notes due July 2030	500	500	1.767%
Senior unsecured notes issued September 2023:
5.250% notes due September 2026	750	750	5.325%
5.125% notes due September 2028	750	750	5.258%
5.200% notes due September 2033	1,250	1,250	5.312%
5.500% notes due September 2053	1,250	1,250	5.576%
Secured revolving credit facilities	1,200	1,014
Total principal balance of debt	6,200	6,014
Unamortized discount and debt issuance costs	(38)	(41)
Net carrying value of debt	$6,162	$5,973

Short-term debt	$750	$—
Long-term debt	$5,412	$5,973
Future principal payments for debt at April 30, 2026 were as shown in the table below.

(In millions)	Future Principal Payments
Fiscal year ending July 31,
2026 (excluding the nine months ended April 30, 2026)	$—
2027	1,250
2028	400
2029	1,250
2030	800
Thereafter	2,500
Total future principal payments for debt	$6,200

Senior Unsecured Notes
2020 Notes. In June 2020, we issued four series of senior unsecured notes (together, the 2020 Notes) pursuant to a public debt offering. The proceeds from the issuance were $1.98 billion, net of debt discount of $2 million and debt issuance costs of $15 million. As of April 30, 2026, $1.0 billion in principal on the 2020 Notes remained outstanding.
Interest is payable semiannually on January 15 and July 15 of each year. The discount and debt issuance costs are amortized to interest expense using the effective interest method over the term of the 2020 Notes.
The 2020 Notes are senior unsecured obligations of Intuit and rank equally with all existing and future unsecured and unsubordinated indebtedness of Intuit and are redeemable by us at any time, subject to a make-whole premium. Upon the occurrence of change of control transactions that are accompanied by certain downgrades in the credit ratings of the 2020 Notes, we will be required to repurchase the 2020 Notes at a repurchase price equal to 101% of the aggregate outstanding principal plus any accrued and unpaid interest to but not including the date of repurchase. The indenture governing the 2020 Notes requires us to comply with certain covenants. For example, the 2020 Notes limit our ability to create certain liens and enter into sale and leaseback transactions. As of April 30, 2026, we were compliant with all covenants governing the 2020 Notes.
2023 Notes. In September 2023, we issued four series of senior unsecured notes (together, the 2023 Notes) pursuant to a public debt offering. The proceeds from the issuance were $3.96 billion, net of debt discount of $20 million and debt issuance costs of $24 million, and were used, together with operating cash, to repay the outstanding balance on our unsecured term loan. As of April 30, 2026, $4.0 billion in principal on the 2023 Notes remained outstanding.
Interest is payable semiannually on March 15 and September 15 of each year. The discount and debt issuance costs are amortized to interest expense using the effective interest method over the term of the 2023 Notes.

Intuit Q3 Fiscal 2026 Form 10-Q	21

The 2023 Notes are senior unsecured obligations of Intuit and rank equally with all existing and future unsecured and unsubordinated indebtedness of Intuit and are redeemable by us at any time, subject to a make-whole premium. The indenture governing the 2023 Notes requires us to comply with certain covenants. For example, the 2023 Notes limit our ability to create certain liens and enter into sale and leaseback transactions. As of April 30, 2026, we were compliant with all covenants governing the 2023 Notes.

Unsecured Credit Facilities
2026 Credit Facility. On January 9, 2026, we terminated our amended and restated credit agreement dated February 5, 2024, and entered into a credit agreement with certain lenders providing for a $2.2 billion unsecured revolving credit facility that expires on January 9, 2031 (2026 Credit Facility).
Under the 2026 Credit Facility, we may, subject to certain customary conditions, including approval of relevant lenders, on one or more occasions, increase commitments under the 2026 Credit Facility by an amount not to exceed $4 billion in the aggregate, and, on one or more occasions, extend the maturity date of the 2026 Credit Facility by one year. The 2026 Credit Facility includes a $500 million sublimit for borrowing swingline loans and a $250 million sublimit for the issuance of letters of credit. Advances under the 2026 Credit Facility accrue interest at rates equal to (a) in the case of U.S. dollar borrowings, at our election, either (i) the alternate base rate plus a margin that ranges from 0.000% to 0.125%, or (ii) the term Secured Overnight Financing Rate (SOFR) plus a margin that ranges from 0.700% to 1.125%, or (b) in the case of foreign currency borrowings, the interest benchmark for the relevant currency specified in the credit agreement plus a margin that ranges from 0.700% to 1.125%. The facility fee ranges from 0.050% to 0.125% per annum. The actual interest margins and the facility fee are based on our senior long-term debt credit ratings.
The 2026 Credit Facility includes customary affirmative and negative covenants, including a financial covenant that requires us to maintain a ratio of total gross debt to earnings before interest, taxes, depreciation, and amortization (EBITDA), as defined in the agreement, of not greater than 4.00 to 1.00 as measured on a rolling twelve month basis as of the last day of each fiscal quarter. As of April 30, 2026, we were compliant with all covenants governing the 2026 Credit Facility. As of April 30, 2026, no amounts were outstanding under the 2026 Credit Facility.
2026 Short-Term Credit Facility. On January 30, 2026, we entered into a credit agreement with certain lenders providing for a $5.8 billion unsecured short-term revolving credit facility (2026 Short-Term Credit Facility) to fund a portion of our TurboTax early tax refund offering. We terminated the 2026 Short-Term Credit Facility effective February 26, 2026.
Advances under the 2026 Short-Term Credit Facility accrued interest at rates equal to, at our election, either (i) term SOFR or daily simple SOFR plus a margin of 0.875%, or (ii) the alternate base rate plus a margin of 0.000%. Unused portions of the commitment accrued a fee of 0.07% per annum.

Secured Revolving Credit Facilities
2019 Secured Facility. On February 19, 2019, a subsidiary of Intuit entered into a secured revolving credit facility with a lender to fund the lending products and services we offer to qualified small and mid-market businesses (the 2019 Secured Facility). The 2019 Secured Facility is non-recourse to Intuit Inc. and is secured by cash and receivables of the subsidiary, which are in excess of the amount outstanding under the 2019 Secured Facility as of April 30, 2026. We have entered into several amendments to this facility. These amendments primarily increase the facility limit, extend the commitment term and final maturity date, and update the benchmark interest rate. Under the amended 2019 Secured Facility, the facility limit is $500 million, of which $300 million is committed and $200 million is uncommitted. Advances accrue interest at adjusted daily simple SOFR plus 1.25%. Unused portions of the committed credit facility accrue a fee at a rate ranging from 0.25% to 0.75%, depending on the total unused committed balance. The commitment term is through August 31, 2027, and the final maturity date is August 31, 2028. The agreement includes certain affirmative and negative covenants, including financial covenants that require the subsidiary to maintain specified financial ratios. As of April 30, 2026, we were compliant with all covenants governing the 2019 Secured Facility. As of April 30, 2026, $500 million was outstanding under the 2019 Secured Facility and the weighted-average interest rate was 5.01%. Interest on the 2019 Secured Facility is payable monthly.
2022 Secured Facility. On October 12, 2022, another subsidiary of Intuit entered into a secured revolving credit facility with a lender to fund the lending products and services we offer to qualified small and mid-market businesses (the 2022 Secured Facility). The 2022 Secured Facility is non-recourse to Intuit Inc. and is secured by cash and receivables of the subsidiary, which are in excess of the amount outstanding under the 2022 Secured Facility as of April 30, 2026. We have entered into several amendments to this facility. These amendments primarily extend the commitment term and final maturity date, increase the commitment amount, and reduce the interest rate. Under the amended 2022 Secured Facility, the facility limit is $500 million, of which $400 million is committed and $100 million is uncommitted. Advances accrue interest at term SOFR plus 1.1%. Unused portions of the committed credit facility accrue a fee at a rate ranging from 0.2% to 0.4%, depending on the total unused committed balance. The commitment term is through April 30, 2027, and the final maturity date is May 1, 2028. The agreement includes certain affirmative and negative covenants, including financial covenants that require the subsidiary to maintain specified financial ratios. As of April 30, 2026, we were compliant with all covenants governing the 2022 Secured Facility. As of April 30, 2026, $400 million was outstanding under the 2022 Secured Facility and the weighted-average interest rate was 4.76%. Interest on the 2022 Secured Facility is payable monthly.

Intuit Q3 Fiscal 2026 Form 10-Q	22

2024 Secured Facility. On November 1, 2024, another subsidiary of Intuit entered into a secured revolving credit facility with a lender to fund the lending products and services we offer to qualified small and mid-market businesses (the 2024 Secured Facility). The 2024 Secured Facility is non-recourse to Intuit Inc. and is secured by cash and receivables of the subsidiary, which are in excess of the amount outstanding under the 2024 Secured Facility as of April 30, 2026. We have entered into several amendments to this facility. These amendments primarily extend the commitment term and final maturity date and increase the total facility and commitment amount. Under the amended 2024 Secured Facility, the facility limit is $500 million, all of which is committed. Advances accrue interest at daily simple SOFR plus 1.15%. Unused portions of the committed credit facility accrue a fee at a rate ranging from 0.2% to 0.4%, depending on the total unused committed balance. The commitment term is through November 1, 2028, and the final maturity date is November 1, 2029. The agreement includes certain affirmative and negative covenants, including financial covenants that require the subsidiary to maintain specified financial ratios. As of April 30, 2026, we were compliant with all covenants governing the 2024 Secured Facility. As of April 30, 2026, $300 million was outstanding under the 2024 Secured Facility and the weighted-average interest rate was 5.01%, inclusive of the fee on the unused committed portion. Interest on the 2024 Secured Facility is payable monthly.

Commercial Paper Program
Under our established commercial paper program, we may issue and sell unsecured short-term promissory notes (commercial paper) in an aggregate principal amount up to $2.2 billion outstanding at any time. The maturities vary, but will not exceed 397 days from the date of issuance. In January 2026, to support our seasonal working capital needs, we temporarily increased the capacity of our commercial paper program from $1.5 billion to $3.2 billion. In March 2026, we reduced the capacity of the commercial paper program back to $2.2 billion. As of April 30, 2026 and July 31, 2025, no amounts were outstanding under this program.

7. Other Liabilities and Commitments

Other Current Liabilities
Other current liabilities were as follows at the dates indicated:

(In millions)	April 30, 2026	July 31, 2025
Executive deferred compensation plan liabilities	$296	$248
Sales, property, and other taxes	111	55
Current portion of operating lease liabilities	83	69
Reserve for returns, credits, and promotional discounts	81	39
Interest payable	37	85
Amounts due for share repurchases	31	14
Other	210	115
Total other current liabilities	$849	$625
The balances of several of our other current liabilities, particularly our reserves for returns, credits, and promotional discounts, are affected by the seasonality of our business. See Note 1, “Description of Business and Summary of Significant Accounting Policies – Seasonality,” for more information.

Other Long-Term Obligations
Other long-term obligations were as follows at the dates indicated:

(In millions)	April 30, 2026	July 31, 2025
Income tax liabilities	$223	$238
Long-term deferred income tax liabilities	76	20
Other	59	50
Total other long-term obligations	$358	$308

Unconditional Purchase Obligations
We describe our unconditional purchase obligations in Note 8 to the financial statements in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2025. There were no significant changes outside the ordinary course of business in our purchase obligations during the nine months ended April 30, 2026.

Intuit Q3 Fiscal 2026 Form 10-Q	23

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
The components of lease expense were as follows:

	Three Months Ended		Nine Months Ended
(In millions)	April 30, 2026	April 30, 2025	April 30, 2026	April 30, 2025
Operating lease cost (1)	$36	$28	$101	$82
Variable lease cost	6	5	18	15
Sublease income	(2)	(2)	(6)	(8)
Total net lease cost	$40	$31	$113	$89
(1)Includes short-term leases, which were not material for the three and nine months ended April 30, 2026 and 2025.
Supplemental cash flow information related to operating leases was as follows:

	Nine Months Ended
(In millions)	April 30, 2026	April 30, 2025
Cash paid for amounts included in the measurement of operating lease liabilities	$88	$78
Right-of-use assets obtained in exchange for operating lease liabilities	$140	$210
Other information related to operating leases was as follows at the dates indicated:

	April 30, 2026	July 31, 2025
Weighted-average remaining lease term for operating leases	7.4 years	8.1 years
Weighted-average discount rate for operating leases	4.3%	3.8%

Intuit Q3 Fiscal 2026 Form 10-Q	24

Future minimum lease payments under noncancellable operating leases as of April 30, 2026 were as follows:

(In millions)	Operating Leases (1)
Fiscal year ending July 31,
2026 (excluding the nine months ended April 30, 2026)	$21
2027	120
2028	122
2029	126
2030	116
Thereafter	373
Total future minimum lease payments	878
Less imputed interest	(140)
Present value of lease liabilities	$738
(1)Noncancellable future sublease proceeds as of April 30, 2026 totaled $17 million through July 31, 2030 and $1 million thereafter, and are not included in the table above.
Supplemental balance sheet information related to operating leases was as follows at the dates indicated:

(In millions)	April 30, 2026	July 31, 2025

Operating lease right-of-use assets	$601	$541

Other current liabilities	$83	$69
Operating lease liabilities	655	597
Total operating lease liabilities	$738	$666
As of April 30, 2026, we have additional operating leases with total minimum lease payments of $40 million primarily for office facilities that have not yet commenced and therefore are not reflected on the condensed consolidated balance sheets nor in the tables above. These operating leases are expected to commence in fiscal years 2026 and 2027 with lease terms ranging from five to 10 years.

9. Income Taxes

Effective Tax Rate
We compute our provision for or benefit from income taxes by applying the estimated annual effective tax rate to income or loss from recurring operations and adding the effects of any discrete income tax items specific to the period.
For the three months ended April 30, 2026, we recognized tax shortfalls on share-based compensation of $11 million in our provision for income taxes. For the nine months ended April 30, 2026, we recognized excess tax benefits on share-based compensation of $40 million in our provision for income taxes. For the three and nine months ended April 30, 2025, we recognized excess tax benefits on share-based compensation of $18 million and $75 million, respectively, in our provision for income taxes.
Our effective tax rates for the three and nine months ended April 30, 2026 were approximately 24% and 23%, respectively. Excluding discrete tax items primarily related to share-based compensation, our effective tax rate for both periods was approximately 24%. The difference from the federal statutory rate of 21% was primarily due to state income taxes and non-deductible share-based compensation, which were partially offset by the tax benefit we received from the federal research and experimentation credit.
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

Intuit Q3 Fiscal 2026 Form 10-Q	25

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

Unrecognized Tax Benefits and Other Considerations
The total amount of our unrecognized tax benefits at July 31, 2025 was $394 million. If we were to recognize these net benefits, our income tax expense would reflect a favorable net impact of $276 million. There were no material changes to these amounts during the nine months ended April 30, 2026.
We offset a $126 million and $61 million long-term liability for uncertain tax positions against our long-term income tax receivable at each of the reporting periods ended April 30, 2026 and July 31, 2025, respectively. The long-term income tax receivable as of April 30, 2026 was primarily related to fiscal 2026 federal research and experimentation credits carried back to fiscal 2025 and the government’s approval of a method of accounting change request for fiscal 2018. The long-term income tax receivable as of July 31, 2025 was primarily related to the government’s approval of a method of accounting change request for fiscal 2018.

10. Stockholders’ Equity

Stock Repurchase Programs and Treasury Shares
Intuit’s Board of Directors has authorized a series of common stock repurchase programs. Shares of common stock repurchased under these programs become treasury shares. During the nine months ended April 30, 2026, we repurchased a total of 6.6 million shares for $3.4 billion under these programs. Included in this amount were $31 million of repurchases, which occurred in late April 2026 and settled in early May 2026. On August 19, 2025, our Board of Directors approved an increase in the authorization under the existing stock repurchase program under which we are authorized to repurchase up to an additional $3.2 billion of our common stock. As of April 30, 2026, we had remaining authorization from our Board of Directors for up to $1.9 billion in stock repurchases. On May 7, 2026, our Board of Directors approved an increase in the authorization under the existing stock repurchase program to repurchase up to an additional $8 billion of our common stock. Future stock repurchases under the current program are at the discretion of management, and authorization of future stock repurchase programs is subject to the final determination of our Board of Directors.
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

Dividends on Common Stock
During the nine months ended April 30, 2026, we declared quarterly cash dividends that totaled $3.60 per share of outstanding common stock for a total of $1.0 billion. In May 2026, our Board of Directors declared a quarterly cash dividend of $1.20 per share of outstanding common stock payable on July 17, 2026 to stockholders of record at the close of business on July 9, 2026. Future declarations of dividends and the establishment of future record dates and payment dates are subject to the final determination of our Board of Directors.

Intuit Q3 Fiscal 2026 Form 10-Q	26

Share-Based Compensation Expense
The following table summarizes the total share-based compensation expense that we recorded in operating income for the periods shown.

	Three Months Ended		Nine Months Ended
(In millions)	April 30, 2026	April 30, 2025	April 30, 2026	April 30, 2025
Cost of revenue	$87	$101	$278	$322
Selling and marketing	137	131	443	404
Research and development	169	148	532	470
General and administrative	92	89	296	282
Total share-based compensation expense	$485	$469	$1,549	$1,478

Share-Based Awards Available for Grant
A summary of share-based awards available for grant under our plans for the nine months ended April 30, 2026 was as follows:

(Shares in thousands)	Shares Available for Grant
Balance at July 31, 2025	25,147
Restricted stock units granted (1)	(2,063)
Options granted	—
Share-based awards canceled/forfeited/expired (1) (2)	4,475
Balance at April 30, 2026	27,559
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

Restricted Stock Unit and Restricted Stock Activity
A summary of RSU and restricted stock activity for the nine months ended April 30, 2026 was as follows:

(Shares in thousands)	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested at July 31, 2025	9,573	$577.03
Granted	897	$518.62
Vested	(2,361)	$533.91
Forfeited	(974)	$513.20
Nonvested at April 30, 2026	7,135	$592.66
At April 30, 2026, there was approximately $3.6 billion of unrecognized compensation cost related to non-vested RSUs and restricted stock with a weighted-average vesting period of 2.5 years. We adjust unrecognized compensation cost for actual forfeitures as they occur.

Intuit Q3 Fiscal 2026 Form 10-Q	27

Stock Option Activity
A summary of stock option activity for the nine months ended April 30, 2026 was as follows:

	Options Outstanding
(Shares in thousands)	Number of Shares	Weighted- Average Exercise Price Per Share
Balance at July 31, 2025	1,319	$566.59
Granted	—	$—
Exercised	(30)	$478.86
Canceled or expired	(57)	$537.23
Balance at April 30, 2026	1,232	$570.08

Exercisable at April 30, 2026	687	$481.35
At April 30, 2026, there was approximately $101 million of unrecognized compensation cost related to non-vested stock options with a weighted-average vesting period of 2.6 years. We adjust unrecognized compensation cost for actual forfeitures as they occur.

11. Legal Proceedings
Beginning in May 2019, various legal proceedings were filed and certain regulatory inquiries were commenced in connection with our provision and marketing of free online tax preparation programs. We believe that the allegations contained within these legal proceedings are without merit and continue to defend our interests in them.
In June 2021, we received a demand and draft complaint from the Federal Trade Commission (FTC) and certain state attorneys general relating to the ongoing inquiries described above. On March 29, 2022, the FTC filed an action in federal court seeking a temporary restraining order and a preliminary injunction enjoining certain Intuit business practices pending resolution of the FTC’s administrative complaint seeking to permanently enjoin certain Intuit business practices (the FTC Actions). On April 22, 2022, the Northern District of California denied the FTC’s requests for a temporary restraining order and a preliminary injunction. Beginning on March 27, 2023, a final hearing on the administrative action was held before an administrative law judge (ALJ) at the FTC and, on August 29, 2023, the FTC's ALJ issued a decision in favor of the FTC and adverse to Intuit. On January 19, 2024, the FTC Commissioners affirmed the ALJ's decision and issued a final order that required us to adhere to certain marketing practices and did not contain any monetary penalties. On January 21, 2024, we filed a petition for review with the United States Court of Appeals for the Fifth Circuit. The FTC's order became effective on March 23, 2024. On March 20, 2026, the Court of Appeals for the Fifth Circuit issued a decision that vacated the FTC's order and remanded the case to the FTC. We intend to continue to defend our position on the merits of this case. However, the defense and resolution of this matter could involve significant costs.
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
The pending proceedings also include a class action lawsuit that was filed in the Ontario (Canada) Superior Court of Justice on August 25, 2022.
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

Intuit Q3 Fiscal 2026 Form 10-Q	28

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
Effective August 1, 2025, we combined our Consumer, Credit Karma, and ProTax businesses into a single Consumer segment in order to better serve the diverse financial needs of our customers as one consumer platform. Our chief operating decision maker allocates resources and assesses segment performance using regularly provided segment revenue and segment operating income information under this updated segment structure. To align results under this segment change, certain selling and marketing, product development, and general and administrative expenses for Credit Karma that were managed at the segment level are now managed at the platform level and are included in other corporate expenses rather than in segment expenses. Also on August 1, 2025, we reorganized certain marketing, communications, and customer success functions in our Global Business Solutions segment that support and benefit our overall platform and are managed at that level rather than at the segment level. Additionally, certain data science and analytics teams that were managed at the platform level are now managed at the segment level. We have recast certain previously reported amounts to conform to these segment changes. As a result of these changes, for the three and nine months ended April 30, 2025, we reclassified expenses totaling $1 million and $7 million from Global Business Solutions and $155 million and $456 million from Consumer to other corporate expenses, respectively, to conform to the current presentation.

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

All of our segments operate primarily in the United States and sell primarily to customers in the United States. Total international net revenue was approximately 6% and 7% of consolidated net revenue for the three and nine months ended April 30, 2026, respectively. Total international net revenue was approximately 5% and 7% of consolidated net revenue for the three and nine months ended April 30, 2025, respectively.
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

Intuit Q3 Fiscal 2026 Form 10-Q	29

The following table shows our financial results by reportable segment for the periods indicated.

	Three Months Ended		Nine Months Ended
(In millions)	April 30, 2026	April 30, 2025	April 30, 2026	April 30, 2025
Net revenue:
Global Business Solutions	$3,285	$2,849	$9,440	$8,064
Consumer	5,273	4,905	7,654	6,936
Total net revenue	$8,558	$7,754	$17,094	$15,000

Segment cost of revenue and operating expenses (1):
Global Business Solutions	$765	$660	$2,183	$1,821
Consumer	1,010	865	1,909	1,673
Total segment cost of revenue and operating expenses	$1,775	$1,525	$4,092	$3,494

Operating income:
Global Business Solutions	$2,520	$2,189	$7,257	$6,243
Consumer	4,263	4,040	5,745	5,263
Total segment operating income	6,783	6,229	13,002	11,506
Unallocated corporate items:
Share-based compensation expense	(485)	(469)	(1,549)	(1,478)
Other corporate expenses	(2,113)	(1,881)	(5,549)	(4,958)
Amortization of acquired technology	(43)	(38)	(131)	(112)
Amortization of other acquired intangible assets	(122)	(120)	(364)	(360)
Restructuring	—	(1)	—	(14)
Total unallocated corporate items	(2,763)	(2,509)	(7,593)	(6,922)
Total operating income	$4,020	$3,720	$5,409	$4,584
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
Revenue classified by significant service and product offerings was as follows:

	Three Months Ended		Nine Months Ended
(In millions)	April 30, 2026	April 30, 2025	April 30, 2026	April 30, 2025
Net revenue:
QuickBooks Online Accounting	$1,278	$1,044	$3,732	$3,017
Online Services	1,219	1,059	3,583	3,067
Total Online Ecosystem	2,497	2,103	7,315	6,084
QuickBooks Desktop Accounting	507	476	1,271	1,160
Desktop Services and Supplies	281	270	854	820
Total Desktop Ecosystem	788	746	2,125	1,980
Global Business Solutions	3,285	2,849	9,440	8,064
TurboTax	4,364	4,078	5,143	4,785
Credit Karma	631	549	1,898	1,562
ProTax	278	278	613	589
Consumer	5,273	4,905	7,654	6,936
Total net revenue	$8,558	$7,754	$17,094	$15,000

Intuit Q3 Fiscal 2026 Form 10-Q	30

13. Subsequent Events
In May 2026, our management approved and initiated a plan (the 2026 Plan) to simplify its organizational structure and become a faster, leaner, more focused company. As part of the 2026 Plan, we will reduce our full-time workforce and are considering the closure of certain sites in service to growing technology teams and capabilities in strategic locations. We estimate that we will incur approximately $300 million to $340 million in restructuring charges in connection with the 2026 Plan, primarily in the fourth fiscal quarter ending July 31, 2026. These charges will consist primarily of cash expenditures related to severance payments and employee benefits. We expect the actions associated with the 2026 Plan to be substantially complete by the first quarter of fiscal 2027. Actual costs may vary from the estimates provided above.

Intuit Q3 Fiscal 2026 Form 10-Q	31

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
Effective August 1, 2025, we combined our Consumer, Credit Karma, and ProTax businesses into a single Consumer segment in order to better serve the diverse financial needs of our customers as one consumer platform. Our chief operating decision maker allocates resources and assesses segment performance using regularly provided segment revenue and segment operating income information under this updated segment structure. To align results under this segment change, certain selling and marketing, product development, and general and administrative expenses for Credit Karma that were managed at the segment level are now managed at the platform level and are included in other corporate expenses rather than in segment expenses. Also on August 1, 2025, we reorganized certain marketing, communications, and customer success functions in our Global Business Solutions segment that support and benefit our overall platform and are managed at that level rather than at the segment level. Additionally, certain data science and analytics teams that were managed at the platform level are now managed at the segment level. We have recast certain previously reported amounts to conform to these segment changes. As a result of these changes, for the three and nine months ended April 30, 2025, we reclassified expenses totaling $1 million and $7 million from Global Business Solutions and $155 million and $456 million from Consumer to other corporate expenses, respectively, to conform to the current presentation. See Note 12, "Segment Information," for more information.
In May 2026, our management approved and initiated a plan (the 2026 Plan) to simplify its organizational structure and become a faster, leaner, more focused company. As part of the 2026 Plan, we will reduce our full-time workforce and are considering the closure of certain sites in service to growing technology teams and capabilities in strategic locations. We estimate that we will incur approximately $300 million to $340 million in restructuring charges in connection with the 2026 Plan, primarily in the fourth fiscal quarter ending July 31, 2026. These charges will consist primarily of cash expenditures related to severance payments and employee benefits. We expect the actions associated with the 2026 Plan to be substantially complete by the first quarter of fiscal 2027. Actual costs may vary from the estimates provided above.

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

Intuit Q3 Fiscal 2026 Form 10-Q	32

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
We leverage AI and human intelligence to provide our customers with done-for-you experiences that automate tasks, identify actionable insights to drive important decisions, and manage end-to-end workflows or entire processes to eliminate work, while ensuring the customer remains in control. When customers need additional help or want help to complete the work on their behalf, we connect them with a trusted AI-enabled human expert from our network of thousands of financial, tax, and bookkeeping experts who can complete a specific task, address specialized questions, or complete work on their behalf. Our strategy, combined with our Big Bets that focus on the largest customer problems and growth opportunities, positions us for durable growth.
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

Intuit Q3 Fiscal 2026 Form 10-Q	33

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

Intuit Q3 Fiscal 2026 Form 10-Q	34

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
Key highlights for the first nine months of fiscal 2026 include the following:

Revenue of	Global Business Solutions segment revenue of	Consumer segment revenue of
$17.1B	$9.4B	$7.7B
up 14% from the same period of fiscal 2025	up 17% from the same period of fiscal 2025	up 10% from the same period of fiscal 2025

Operating income of	Net income of	Diluted net income per share of
$5.4B	$4.2B	$15.05
up 18% from the same period of fiscal 2025	up 20% from the same period of fiscal 2025	up 22% from the same period of fiscal 2025

Cash, cash equivalents, and investments of
$6.8B

Intuit Q3 Fiscal 2026 Form 10-Q	35

CRITICAL ACCOUNTING ESTIMATES
In preparing our condensed consolidated financial statements, we make estimates, assumptions, and judgments that can have a significant impact on our net revenue, operating income or loss, and net income or loss, as well as on the value of certain assets and liabilities on our condensed consolidated balance sheets. We believe that the estimates, assumptions, and judgments described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2025 have the greatest potential impact on our financial statements, so we consider them to be our critical accounting estimates. There were no significant changes in those critical accounting estimates during the first nine months of fiscal 2026. Senior management has reviewed the development and selection of our critical accounting estimates and their disclosure in this Quarterly Report on Form 10-Q with the Audit and Risk Committee of our Board of Directors.

RESULTS OF OPERATIONS

Financial Overview

(Dollars in millions, except per share amounts)	Q3 FY26	Q3 FY25	$ Change	% Change	YTD Q3 FY26	YTD Q3 FY25	$ Change	% Change
Total net revenue	$8,558	$7,754	$804	10%	$17,094	$15,000	$2,094	14%
Operating income	4,020	3,720	300	8%	5,409	4,584	825	18%
Net income	3,064	2,820	244	9%	4,203	3,488	715	20%
Diluted net income per share	$11.09	$10.02	$1.07	11%	$15.05	$12.33	$2.72	22%
Current Fiscal Quarter
Total net revenue for the third quarter of fiscal 2026 increased $804 million, or 10%, compared with the same quarter of fiscal 2025. Consumer segment revenue increased 8% due to growth in assisted tax and our consumer money offerings, and strength in our Credit Karma personal loan and insurance verticals, partially offset by a decrease in revenue due to fewer TurboTax federal units. Our Global Business Solutions segment revenue increased 15% during the quarter due to growth in our Online Ecosystem revenue. See “Segment Results” later in this Item 2 for more information about the results for all of our reportable segments.
Operating income for the third quarter of fiscal 2026 increased $300 million, or 8%, compared with the same quarter of fiscal 2025. The increase in operating income was due to the increase in revenue described above, partially offset by an increase in expenses. Expenses increased due to increases in expenses for outside services, which include hosting, staffing, marketing, SaaS subscriptions and licenses, and share-based compensation. See “Cost of Revenue” and “Operating Expenses” later in this Item 2 for more information.
Net income for the third quarter of fiscal 2026 increased $244 million, or 9%, compared with the same quarter of fiscal 2025. The increase in net income was due to the increase in operating income described above and an increase in interest and other income, partially offset by an increase in income tax expense. The increase in interest and other income is the result of $46 million in net gains on long-term investments recorded during the period. The increase in income tax expense is due to the increase in operating income described above and tax shortfalls related to share-based compensation. Diluted net income per share increased to $11.09 for the third quarter of fiscal 2026 compared to $10.02 for the same quarter of fiscal 2025, due to the increase in net income and decrease in our weighted shares outstanding as a result of our increased share repurchase activity.
Fiscal Year to Date
Total net revenue for the first nine months of fiscal 2026 increased $2.1 billion, or 14%, compared with the same period of fiscal 2025. Our Global Business Solutions segment revenue increased 17% during the period due to growth in our Online Ecosystem revenue. Consumer segment revenue increased 10% due to growth in assisted tax and our consumer money offerings, and strength in our Credit Karma personal loan, credit card, and insurance verticals, partially offset by a decrease in revenue due to fewer TurboTax federal units. See “Segment Results” later in this Item 2 for more information about the results for all of our reportable segments.
Operating income for the first nine months of fiscal 2026 increased $825 million, or 18%, compared with the same period of fiscal 2025. The increase in operating income was due to the increase in revenue described above, partially offset by an increase in expenses. Expenses increased due to increases in expenses for outside services, which include hosting, staffing, marketing, share-based compensation, and SaaS subscriptions and licenses. See “Cost of Revenue” and “Operating Expenses” later in this Item 2 for more information.

Intuit Q3 Fiscal 2026 Form 10-Q	36

Net income for the first nine months of fiscal 2026 increased $715 million, or 20%, compared with the same period of fiscal 2025. The increase in net income was due to the increase in operating income described above and an increase in interest and other income, partially offset by an increase in income tax expense. The increase in interest and other income is the result of $104 million in net gains on long-term investments recorded in the first nine months of fiscal 2026 and $43 million in net losses on long-term investments recorded during the same period of fiscal 2025. The increase in income tax expense is due to the increase in operating income described above and lower tax benefits related to share-based compensation. Diluted net income per share increased to $15.05 for the first nine months of fiscal 2026 compared to $12.33 for the same period of fiscal 2025, due to the increase in net income and decrease in our weighted shares outstanding as a result of our increased share repurchase activity.

Segment Results
The information below is organized in accordance with our two reportable segments. See “Executive Overview – About Intuit” earlier in this Item 2 and Note 12 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report for more information. All of our segments operate and sell to customers primarily in the U.S. Total international net revenue was approximately 6% and 7% of consolidated net revenue for the three and nine months ended April 30, 2026, respectively. Total international net revenue was approximately 5% and 7% of consolidated net revenue for the three and nine months ended April 30, 2025, respectively.
Effective August 1, 2025, we combined our Consumer, Credit Karma, and ProTax businesses into a single Consumer segment in order to better serve the diverse financial needs of our customers as one consumer platform. Our chief operating decision maker allocates resources and assesses segment performance using regularly provided segment revenue and segment operating income information under this updated segment structure. To align results under this segment change, certain selling and marketing, product development, and general and administrative expenses for Credit Karma that were managed at the segment level are now managed at the platform level and are included in other corporate expenses rather than in segment expenses. Also on August 1, 2025, we reorganized certain marketing, communications, and customer success functions in our Global Business Solutions segment that support and benefit our overall platform and are managed at that level rather than at the segment level. Additionally, certain data science and analytics teams that were managed at the platform level are now managed at the segment level. We have recast certain previously reported amounts to conform to these segment changes. As a result of these changes, for the three and nine months ended April 30, 2025, we reclassified expenses totaling $1 million and $7 million from Global Business Solutions and $155 million and $456 million from Consumer to other corporate expenses, respectively, to conform to the current presentation.
Segment operating income or loss is segment net revenue less segment cost of revenue and operating expenses. See “Executive Overview – Industry Trends and Seasonality” earlier in this Item 2 for a description of the seasonality of our business. We include expenses such as corporate selling and marketing, general and administrative, and non-employment related legal and litigation settlement costs, which are not allocated to specific segments, in unallocated corporate items as part of other corporate expenses. As part of our platform strategy, we also include customer success and product development for our segments in unallocated corporate items as we do not allocate these expenses to the segments because they are managed at the platform level. Customer success includes the costs of tax and bookkeeping experts that support our TurboTax Expert Assist, TurboTax Expert Full Service, and QuickBooks Live offerings. Unallocated corporate items also include share-based compensation, amortization of acquired technology, amortization of other acquired intangible assets, goodwill and intangible asset impairment charges, professional fees and transaction costs related to business combinations, and restructuring charges. These unallocated corporate costs for all segments totaled $7.6 billion and $6.9 billion for the nine months ended April 30, 2026 and April 30, 2025, respectively. Unallocated corporate items increased in the fiscal 2026 period, primarily due to increases in research and development expense, cost of service revenue, and selling and marketing expense. See Note 12 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report for reconciliations of total segment operating income or loss to consolidated operating income or loss for each fiscal period presented.

Intuit Q3 Fiscal 2026 Form 10-Q	37

Global Business Solutions

Global Business Solutions segment revenue includes both Online Ecosystem and Desktop Ecosystem revenue.
Our Online Ecosystem includes revenue from:
•QuickBooks Online and Intuit Enterprise Suite financial and business management offerings;
•QuickBooks Live;
•Workforce solutions, including QuickBooks Online Payroll and QuickBooks Time;
•Money offerings for businesses that use online offerings, which include merchant payment processing and bill pay services, and financing for small and mid-market businesses (QuickBooks Capital); and
•Mailchimp’s marketing automation offerings.

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

(Dollars in millions)	Q3 FY26	Q3 FY25	% Change	YTD Q3 FY26	YTD Q3 FY25	% Change
Service revenue	$2,761	$2,362	17%	$8,125	$6,832	19%
Product and other revenue	524	487	8%	1,315	1,232	7%
Total segment revenue	$3,285	$2,849	15%	$9,440	$8,064	17%
% of total revenue	38%	37%		55%	54%

Segment operating income	$2,520	$2,189	15%	$7,257	$6,243	16%
% of related revenue	77%	77%		77%	77%

Intuit Q3 Fiscal 2026 Form 10-Q	38

Revenue classified by significant service and product offerings was as follows:

(Dollars in millions)	Q3 FY26	Q3 FY25	% Change	YTD Q3 FY26	YTD Q3 FY25	% Change
Net revenue:
QuickBooks Online Accounting	$1,278	$1,044	22%	$3,732	$3,017	24%
Online Services	1,219	1,059	15%	3,583	3,067	17%
Total Online Ecosystem	2,497	2,103	19%	7,315	6,084	20%
QuickBooks Desktop Accounting	507	476	7%	1,271	1,160	10%
Desktop Services and Supplies	281	270	4%	854	820	4%
Total Desktop Ecosystem	788	746	6%	2,125	1,980	7%
Total Global Business Solutions	$3,285	$2,849	15%	$9,440	$8,064	17%
Revenue for our Global Business Solutions segment increased $436 million, or 15%, in the third quarter of fiscal 2026 and $1.4 billion, or 17%, in the first nine months of fiscal 2026 compared with the same periods of fiscal 2025. The increase in both periods was primarily due to growth in Online Ecosystem revenue.
Online Ecosystem Revenue
Online Ecosystem revenue increased $394 million, or 19%, in the third quarter of fiscal 2026 compared with the same period of fiscal 2025. QuickBooks Online Accounting revenue increased $234 million, or 22%, in the third quarter of fiscal 2026 due to the interrelated factors of higher effective prices, customer growth, and mix shift. Online Services revenue increased $160 million, or 15%, in the third quarter of fiscal 2026, due to increases in revenue from our money offerings of $107 million and our payroll offerings of $55 million. Revenue increases were due to the interrelated factors described below. Money revenue increased $107 million due to a $61 million increase in payments revenue from payments customer growth and an increase in total payment volume per customer, and a $46 million increase from QuickBooks Capital. Online payroll revenue increased due to mix shift, customer growth, and higher effective prices.
Online Ecosystem revenue increased $1.2 billion, or 20%, in the first nine months of fiscal 2026 compared with the same period of fiscal 2025. QuickBooks Online Accounting revenue increased $715 million, or 24%, in the first nine months of fiscal 2026 due to the interrelated factors of higher effective prices, customer growth, and mix shift. Online Services revenue increased $516 million, or 17%, in the first nine months of fiscal 2026, due to increases in revenue from our money offerings of $327 million and our payroll offerings of $204 million. Revenue increases were due to the interrelated factors described below. Money revenue increased $327 million due to a $183 million increase in payments revenue from payments customer growth and an increase in total payment volume per customer, and a $144 million increase from QuickBooks Capital. Online payroll revenue increased due to mix shift, customer growth, and higher effective prices.
Desktop Ecosystem Revenue
Desktop Ecosystem revenue increased $42 million, or 6%, in the third quarter of fiscal 2026 and $145 million, or 7%, in the first nine months of fiscal 2026 compared with the same periods of fiscal 2025 due to higher effective prices.
Global Business Solutions segment operating income increased $331 million, or 15%, in the third quarter of fiscal 2026 compared with the same period of fiscal 2025, due to the increase in revenue described above, partially offset by increases in QuickBooks Capital cost of revenue of $41 million due to increased loan volume, online payments cost of revenue of $19 million, outside services expenses, which include hosting, of $16 million, staffing expenses of $14 million, and marketing expenses of $8 million.
Global Business Solutions segment operating income increased $1.0 billion, or 16%, in the first nine months of fiscal 2026 compared with the same period of fiscal 2025, due to the increase in revenue described above, partially offset by increases in QuickBooks Capital cost of revenue of $96 million due to increased loan volume, staffing expenses of $58 million, online payments cost of revenue of $55 million, marketing expenses of $52 million, and outside services expenses, which include hosting, of $45 million.
On August 1, 2025, we reorganized certain marketing, communications, and customer success functions in our Global Business Solutions segment that support and benefit our overall platform and are managed at that level rather than at the segment level. Additionally, certain data science and analytics teams that were managed at the platform level are now managed at the segment level. We have recast certain previously reported amounts to conform to these segment changes. For the three and nine months ended April 30, 2025, we reclassified $1 million and $7 million from Global Business Solutions to other corporate expenses to conform to the current presentation.

Intuit Q3 Fiscal 2026 Form 10-Q	39

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

(Dollars in millions)	Q3 FY26	Q3 FY25	% Change	YTD Q3 FY26	YTD Q3 FY25	% Change
Service revenue	$4,998	$4,609	8%	$7,003	$6,277	12%
Product and other revenue	275	296	(7)%	651	659	(1)%
Total segment revenue	$5,273	$4,905	8%	$7,654	$6,936	10%
% of total revenue	62%	63%		45%	46%

Segment operating income	$4,263	$4,040	6%	$5,745	$5,263	9%
% of related revenue	81%	82%		75%	76%
Revenue classified by significant service and product offerings was as follows:

(Dollars in millions)	Q3 FY26	Q3 FY25	% Change	YTD Q3 FY26	YTD Q3 FY25	% Change
Net revenue:
TurboTax	$4,364	$4,078	7%	$5,143	$4,785	7%
Credit Karma	631	549	15%	1,898	1,562	22%
ProTax	278	278	—%	613	589	4%
Total Consumer	$5,273	$4,905	8%	$7,654	$6,936	10%
Revenue for our Consumer segment increased $368 million, or 8%, in the third quarter of fiscal 2026 compared with the same period of fiscal 2025 due to an increase in TurboTax revenue of $286 million and Credit Karma revenue of $82 million. The increase in TurboTax revenue is due to growth in assisted tax and our consumer money offerings, partially offset by a decrease in revenue due to fewer TurboTax federal units. The increase in Credit Karma is due to increases in revenue from our personal loan vertical of $51 million and our insurance vertical of $29 million.

Intuit Q3 Fiscal 2026 Form 10-Q	40

Revenue for our Consumer segment increased $718 million, or 10%, in the first nine months of fiscal 2026 compared with the same period of fiscal 2025 due to an increase in TurboTax revenue of $358 million and Credit Karma revenue of $336 million. The increase in TurboTax revenue is due to growth in assisted tax and our consumer money offerings, partially offset by a decrease in revenue due to fewer TurboTax federal units. The increase in Credit Karma is due to increases in revenue from our personal loan vertical of $166 million, our credit card vertical of $87 million, and our insurance vertical of $67 million.
Consumer segment operating income increased $223 million, or 6%, in the third quarter of fiscal 2026 compared with the same period of fiscal 2025, due to the increase in revenue described above, partially offset by an increase in marketing expenses of $93 million and sales-related expenses of $18 million.
Consumer segment operating income increased $482 million, or 9%, in the first nine months of fiscal 2026 compared with the same period of fiscal 2025, due to the increase in revenue described above, partially offset by an increase in marketing expenses of $155 million and sales-related expenses of $39 million.
Effective August 1, 2025, we combined our Consumer, Credit Karma, and ProTax businesses into a single Consumer segment in order to better serve the diverse financial needs of our customers as one consumer platform. Our chief operating decision maker allocates resources and assesses segment performance using regularly provided segment revenue and segment operating income information under this updated segment structure. To align results under this segment change, certain selling and marketing, product development, and general and administrative expenses for Credit Karma that were managed at the segment level are now managed at the platform level and are included in other corporate expenses rather than in segment expenses. Additionally, certain data science and analytics teams that were managed at the platform level are now managed at the segment level. We have recast certain previously reported amounts to conform to these segment changes. For the three and nine months ended April 30, 2025, we reclassified $155 million and $456 million from Consumer to other corporate expenses to conform to the current presentation.

Intuit Q3 Fiscal 2026 Form 10-Q	41

Cost of Revenue

(Dollars in millions)	Q3 FY26	% of Related Revenue	Q3 FY25	% of Related Revenue	YTD Q3 FY26	% of Related Revenue	YTD Q3 FY25	% of Related Revenue
Cost of service revenue	$1,317	17%	$1,138	16%	$3,122	21%	$2,790	21%
Cost of product and other revenue	14	2%	18	2%	47	2%	52	3%
Amortization of acquired technology	43	N/A	38	N/A	131	N/A	112	N/A
Total cost of revenue	$1,374	16%	$1,194	15%	$3,300	19%	$2,954	20%
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
Cost of service revenue as a percentage of service revenue was relatively consistent for both the third quarter and first nine months of fiscal 2026 compared with the same periods of fiscal 2025.
Cost of product and other revenue as a percentage of product and other revenue was relatively consistent for both the third quarter and first nine months of fiscal 2026 compared with the same periods of fiscal 2025. We expense costs of product revenue as they are incurred for delivered software and we do not defer any of these costs when product revenue is deferred.

Operating Expenses

(Dollars in millions)	Q3 FY26	% of Total Net Revenue	Q3 FY25	% of Total Net Revenue	YTD Q3 FY26	% of Total Net Revenue	YTD Q3 FY25	% of Total Net Revenue
Selling and marketing	$1,793	21%	$1,618	21%	$4,270	25%	$3,784	26%
Research and development	840	10%	707	9%	2,519	15%	2,127	14%
General and administrative	409	5%	394	5%	1,232	7%	1,177	8%
Amortization of other acquired intangible assets	122	1%	120	2%	364	2%	360	2%
Restructuring	—	—%	1	—%	—	—%	14	—%
Total operating expenses	$3,164	37%	$2,840	37%	$8,385	49%	$7,462	50%
Current Fiscal Quarter
Total operating expenses as a percentage of total net revenue was consistent in the third quarter of fiscal 2026 compared with the same period of fiscal 2025. Total net revenue for the third quarter of fiscal 2026 increased $804 million, or 10%, while total operating expenses for the quarter increased $324 million, or 11%. The increase in total operating expenses was due to increases of $92 million for marketing expenses, $77 million for staffing expenses, $65 million for outside services expenses, which include hosting, and $30 million for share-based compensation expenses.
Fiscal Year to Date
Total operating expenses as a percentage of total net revenue decreased in the first nine months of fiscal 2026 compared with the same period of fiscal 2025. Total net revenue for the first nine months of fiscal 2026 increased $2.1 billion, or 14%, while total operating expenses for the period increased $923 million, or 12%. The increase in total operating expenses was due to increases of $311 million for staffing expenses, $177 million for marketing expenses, $161 million for outside services expenses, which include hosting, and $115 million for share-based compensation expenses.

Non-Operating Income and Expenses
Interest Expense
Interest expense of $186 million and $188 million for the first nine months of fiscal 2026 and 2025, respectively, consisted of interest on our senior unsecured notes, unsecured revolving credit facilities, and commercial paper program.

Intuit Q3 Fiscal 2026 Form 10-Q	42

Interest and Other Income, Net

(In millions)	Q3 FY26	Q3 FY25	YTD Q3 FY26	YTD Q3 FY25
Interest income (1)	$42	$39	$115	$115
Net gain (loss) on executive deferred compensation plan assets (2)	8	(7)	31	5
Other (3)	47	—	108	(48)
Total interest and other income, net	$97	$32	$254	$72
(1)Interest income for the three months ended April 30, 2026 increased compared with the same period of fiscal 2025 due to higher average investable balances, partially offset by lower average interest rates. Interest income for the nine months ended April 30, 2026 was consistent with the same period of fiscal 2025.
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
(3)During the nine months ended April 30, 2026, we recorded $104 million in net gains on long-term investments. During the nine months ended April 30, 2025, we recorded $43 million in net losses on long-term investments.
Income Taxes
We compute our provision for or benefit from income taxes by applying the estimated annual effective tax rate to income or loss from recurring operations and adding the effects of any discrete income tax items specific to the period.
For the three months ended April 30, 2026, we recognized tax shortfalls on share-based compensation of $11 million in our provision for income taxes. For the nine months ended April 30, 2026, we recognized excess tax benefits on share-based compensation of $40 million in our provision for income taxes. For the three and nine months ended April 30, 2025, we recognized excess tax benefits on share-based compensation of $18 million and $75 million, respectively, in our provision for income taxes.
Our effective tax rates for the three and nine months ended April 30, 2026 were approximately 24% and 23%, respectively. Excluding discrete tax items primarily related to share-based compensation, our effective tax rate for both periods was approximately 24%. The difference from the federal statutory rate of 21% was primarily due to state income taxes and non-deductible share-based compensation, which were partially offset by the tax benefit we received from the federal research and experimentation credit.
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

LIQUIDITY AND CAPITAL RESOURCES

Overview
As of April 30, 2026, our cash, cash equivalents, and investments totaled $6.8 billion, an increase of $2.2 billion from July 31, 2025 driven by cash from operations, partially offset by cash used in financing and investing activities. See the discussion of all factors under “Statements of Cash Flows” below. Our primary sources of liquidity have been cash from operations, which entails the collection of accounts receivable for products and services, the issuance of senior unsecured notes and commercial paper, and borrowings under our credit facilities. Our primary uses of cash have been for research and development programs, selling and marketing activities, capital projects, acquisitions of businesses, debt service costs and debt repayment, repurchases of our common stock under our stock repurchase programs, the payment of cash dividends, and funding of our financing for small and mid-market businesses and our consumer money offerings. As discussed in “Executive Overview – Industry Trends and Seasonality” earlier in this Item 2, our business is subject to significant seasonality. The balance of our cash, cash equivalents, and investments generally fluctuates with that seasonal pattern. We believe the seasonality of our business is likely to continue in the future.

Intuit Q3 Fiscal 2026 Form 10-Q	43

The following table summarizes selected measures of our liquidity and capital resources at the dates indicated:

(Dollars in millions)	April 30, 2026	July 31, 2025	$ Change	% Change
Cash, cash equivalents, and investments	$6,780	$4,552	$2,228	49%
Long-term investments	$176	$94	$82	87%
Short-term debt	$750	$—	$750	NM
Long-term debt	$5,412	$5,973	$(561)	(9)%
Working capital	$5,561	$3,737	$1,824	49%
Ratio of current assets to current liabilities	1.5 : 1	1.4 : 1
__________________________
NM - Not meaningful
We have historically generated significant cash from operations, and we expect to continue to do so in the future. Our cash, cash equivalents, and investments totaled $6.8 billion as of April 30, 2026. None of those funds were restricted and approximately 93% of those funds were located in the U.S.
On January 9, 2026, we terminated our amended and restated credit agreement dated February 5, 2024, and entered into a credit agreement with certain lenders providing for a $2.2 billion unsecured revolving credit facility that expires on January 9, 2031 (2026 Credit Facility). The 2026 Credit Facility and our commercial paper program are available to us for general corporate purposes. As of April 30, 2026, no amounts were outstanding under the 2026 Credit Facility or the commercial paper program. See Note 6 to the financial statements in Part I, Item 1 of this Quarterly Report for more information.
On January 30, 2026, we entered into a credit agreement with certain lenders providing for a $5.8 billion unsecured short-term revolving credit facility (2026 Short-Term Credit Facility) to fund a portion of our TurboTax early tax refund offering. We terminated the 2026 Short-Term Credit Facility effective February 26, 2026. See Note 6 to the financial statements in Part I, Item 1 of this Quarterly Report for more information.
Our secured revolving credit facilities are available to fund the lending products and services we offer to qualified small and mid-market businesses. As of April 30, 2026, $1.2 billion was outstanding under our secured revolving credit facilities.
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

Statements of Cash Flows
The following table summarizes selected items from our condensed consolidated statements of cash flows for the first nine months of fiscal 2026 and fiscal 2025. See the financial statements in Part I, Item 1 of this Quarterly Report for complete condensed consolidated statements of cash flows for those periods.

	Nine Months Ended
(In millions)	April 30, 2026	April 30, 2025	$ Change
Net cash provided by (used in):
Operating activities	$7,507	$5,826	$1,681
Investing activities	(1,100)	(1,093)	(7)
Financing activities	(3,983)	(1,652)	(2,331)
Effect of exchange rates on cash, cash equivalents, restricted cash, and restricted cash equivalents	9	4	5
Net increase in cash, cash equivalents, restricted cash, and restricted cash equivalents	$2,433	$3,085	$(652)

Intuit Q3 Fiscal 2026 Form 10-Q	44

Our primary sources and uses of cash were as follows:
Nine Months Ended
April 30, 2026	April 30, 2025
 Sources of cash:

• Operations
• Principal repayments of notes receivable held for investment
• Sales of notes receivable originally classified as held for investment
• Net change in funds receivable and funds payable and amounts due to customers
• Borrowings under our secured revolving credit facilities
• Issuance of common stock under employee stock plans

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

Stock Repurchase Programs, Treasury Shares, and Dividends on Common Stock
As described in Note 10 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report, during the first nine months of fiscal 2026, we repurchased 6.6 million shares of our common stock under repurchase programs that our Board of Directors has authorized. On August 19, 2025, our Board of Directors approved an increase in the authorization under the existing stock repurchase program under which we are authorized to repurchase up to an additional $3.2 billion of our common stock. As of April 30, 2026, we had remaining authorization from our Board of Directors for up to $1.9 billion in stock repurchases. On May 7, 2026, our Board of Directors approved an increase in the authorization under the existing stock repurchase program to repurchase up to an additional $8 billion of our common stock. We currently expect to continue repurchasing our common stock on a quarterly basis; however, future stock repurchases under the current program are at the discretion of management, and authorization of future stock repurchase programs is subject to the final determination of our Board of Directors.
We have continued to pay quarterly cash dividends on shares of our outstanding common stock. During the nine months ended April 30, 2026, we declared quarterly cash dividends that totaled $3.60 per share of outstanding common stock for a total of $1.0 billion. In May 2026, our Board of Directors declared a quarterly cash dividend of $1.20 per share of outstanding common stock payable on July 17, 2026 to stockholders of record at the close of business on July 9, 2026. We currently expect to continue to pay comparable cash dividends on a quarterly basis. However, future declarations of dividends and the establishment of future record dates and payment dates are subject to the final determination of our Board of Directors.

Commitments for Senior Unsecured Notes
In June 2020, we issued $2 billion of senior unsecured notes, of which $1.0 billion is outstanding as of April 30, 2026, and is comprised of the following:
•$500 million of 1.350% notes due July 2027; and
•$500 million of 1.650% notes due July 2030 (together, the 2020 Notes).
Interest is payable semiannually on January 15 and July 15 of each year. As of April 30, 2026, our maximum commitment for interest payments was $47 million for the remaining duration of the outstanding 2020 Notes.
The 2020 Notes are senior unsecured obligations of Intuit and rank equally with all existing and future unsecured and unsubordinated indebtedness of Intuit and are redeemable by us at any time, subject to a make-whole premium. Upon the occurrence of change of control transactions that are accompanied by certain downgrades in the credit ratings of the 2020 Notes, we will be required to repurchase the 2020 Notes at a repurchase price equal to 101% of the aggregate outstanding principal plus any accrued and unpaid interest to but not including the date of repurchase. The indenture governing the 2020 Notes requires us to comply with certain covenants. For example, the 2020 Notes limit our ability to create certain liens and enter into sale and leaseback transactions. As of April 30, 2026, we were compliant with all covenants governing the 2020 Notes. See Note 6 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report for more

Intuit Q3 Fiscal 2026 Form 10-Q	45

information.
In September 2023, we issued $4 billion of senior unsecured notes comprised of the following:
•$750 million of 5.250% notes due September 2026;
•$750 million of 5.125% notes due September 2028;
•$1,250 million of 5.200% notes due September 2033; and
•$1,250 million of 5.500% notes due September 2053 (together, the 2023 Notes).
Interest is payable semiannually on March 15 and September 15 of each year. As of April 30, 2026, our maximum commitment for interest payments was $2.5 billion for the remaining duration of the outstanding 2023 Notes.
The 2023 Notes are senior unsecured obligations of Intuit and rank equally with all existing and future unsecured and unsubordinated indebtedness of Intuit and are redeemable by us at any time, subject to a make-whole premium. The indenture governing the 2023 Notes requires us to comply with certain covenants. For example, the 2023 Notes limit our ability to create certain liens and enter into sale and leaseback transactions. As of April 30, 2026, we were compliant with all covenants governing the 2023 Notes. See Note 6 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report for more information.

Credit Facilities
Unsecured Revolving Credit Facilities
On January 9, 2026, we terminated our amended and restated credit agreement dated February 5, 2024, and entered into a credit agreement with certain lenders providing for a $2.2 billion unsecured revolving credit facility that expires on January 9, 2031 (2026 Credit Facility).
Under the 2026 Credit Facility, we may, subject to certain customary conditions, including approval of relevant lenders, on one or more occasions, increase commitments under the 2026 Credit Facility by an amount not to exceed $4 billion in the aggregate, and, on one or more occasions, extend the maturity date of the 2026 Credit Facility by one year. The 2026 Credit Facility includes a $500 million sublimit for borrowing swingline loans and a $250 million sublimit for the issuance of letters of credit. Advances under the 2026 Credit Facility accrue interest at rates equal to (a) in the case of U.S. dollar borrowings, at our election, either (i) the alternate base rate plus a margin that ranges from 0.000% to 0.125%, or (ii) the term Secured Overnight Financing Rate (SOFR) plus a margin that ranges from 0.700% to 1.125%, or (b) in the case of foreign currency borrowings, the interest benchmark for the relevant currency specified in the credit agreement plus a margin that ranges from 0.700% to 1.125%. The facility fee ranges from 0.050% to 0.125% per annum. The actual interest margins and the facility fee are based on our senior long-term debt credit ratings.
The 2026 Credit Facility includes customary affirmative and negative covenants, including a financial covenant that requires us to maintain a ratio of total gross debt to earnings before interest, taxes, depreciation, and amortization (EBITDA), as defined in the agreement, of not greater than 4.00 to 1.00 as measured on a rolling twelve month basis as of the last day of each fiscal quarter. As of April 30, 2026, we were compliant with all covenants governing the 2026 Credit Facility. As of April 30, 2026, no amounts were outstanding under the 2026 Credit Facility.
On January 30, 2026, we entered into a credit agreement with certain lenders providing for a $5.8 billion unsecured short-term revolving credit facility (2026 Short-Term Credit Facility) to fund a portion of our TurboTax early tax refund offering. We terminated the 2026 Short-Term Credit Facility effective February 26, 2026. Advances under the 2026 Short-Term Credit Facility accrued interest at rates equal to, at our election, either (i) term SOFR or daily simple SOFR plus a margin of 0.875%, or (ii) the alternate base rate plus a margin of 0.000%. Unused portions of the commitment accrued a fee of 0.07% per annum.
We monitor counterparty risk associated with the lenders that are providing the unsecured revolving credit facilities.
Secured Revolving Credit Facilities
On February 19, 2019, a subsidiary of Intuit entered into a secured revolving credit facility with a lender to fund the lending products and services we offer to qualified small and mid-market businesses (the 2019 Secured Facility). The 2019 Secured Facility is non-recourse to Intuit Inc. and is secured by cash and receivables of the subsidiary, which are in excess of the amount outstanding under the 2019 Secured Facility as of April 30, 2026. We have entered into several amendments to this facility. These amendments primarily increase the facility limit, extend the commitment term and final maturity date, and update the benchmark interest rate. Under the amended 2019 Secured Facility, the facility limit is $500 million, of which $300 million is committed and $200 million is uncommitted. Advances accrue interest at adjusted daily simple SOFR plus 1.25%. Unused portions of the committed credit facility accrue a fee at a rate ranging from 0.25% to 0.75%, depending on the total unused committed balance. The commitment term is through August 31, 2027, and the final maturity date is August 31, 2028. The agreement includes certain affirmative and negative covenants, including financial covenants that require the subsidiary to maintain specified financial ratios. As of April 30, 2026, we were compliant with all covenants governing the 2019 Secured Facility. As of April 30, 2026, $500 million was outstanding under the 2019 Secured Facility and the weighted-average interest rate was 5.01%.
On October 12, 2022, another subsidiary of Intuit entered into a secured revolving credit facility with a lender to fund the lending products and services we offer to qualified small and mid-market businesses (the 2022 Secured Facility). The 2022 Secured Facility is non-recourse to Intuit Inc. and is secured by cash and receivables of the subsidiary, which are in excess of

Intuit Q3 Fiscal 2026 Form 10-Q	46

the amount outstanding under the 2022 Secured Facility as of April 30, 2026. We have entered into several amendments to this facility. These amendments primarily extend the commitment term and final maturity date, increase the commitment amount, and reduce the interest rate. Under the amended 2022 Secured Facility, the facility limit is $500 million, of which $400 million is committed and $100 million is uncommitted. Advances accrue interest at term SOFR plus 1.1%. Unused portions of the committed credit facility accrue a fee at a rate ranging from 0.2% to 0.4%, depending on the total unused committed balance. The commitment term is through April 30, 2027, and the final maturity date is May 1, 2028. The agreement includes certain affirmative and negative covenants, including financial covenants that require the subsidiary to maintain specified financial ratios. As of April 30, 2026, we were compliant with all covenants governing the 2022 Secured Facility. As of April 30, 2026, $400 million was outstanding under the 2022 Secured Facility and the weighted-average interest rate was 4.76%.
On November 1, 2024, another subsidiary of Intuit entered into a secured revolving credit facility with a lender to fund the lending products and services we offer to qualified small and mid-market businesses (the 2024 Secured Facility). The 2024 Secured Facility is non-recourse to Intuit Inc. and is secured by cash and receivables of the subsidiary, which are in excess of the amount outstanding under the 2024 Secured Facility as of April 30, 2026. We have entered into several amendments to this facility. These amendments primarily extend the commitment term and final maturity date and increase the total facility and commitment amount. Under the amended 2024 Secured Facility, the facility limit is $500 million, all of which is committed. Advances accrue interest at daily simple SOFR plus 1.15%. Unused portions of the committed credit facility accrue a fee at a rate ranging from 0.2% to 0.4%, depending on the total unused committed balance. The commitment term is through November 1, 2028, and the final maturity date is November 1, 2029. The agreement includes certain affirmative and negative covenants, including financial covenants that require the subsidiary to maintain specified financial ratios. As of April 30, 2026, we were compliant with all covenants governing the 2024 Secured Facility. As of April 30, 2026, $300 million was outstanding under the 2024 Secured Facility and the weighted-average interest rate was 5.01%, inclusive of the fee on the unused committed portion.
We monitor counterparty risk associated with the lenders that are providing the secured revolving credit facilities.

Commercial Paper Program
Under our established commercial paper program, we may issue and sell unsecured short-term promissory notes (commercial paper) in an aggregate principal amount up to $2.2 billion outstanding at any time. The maturities vary, but will not exceed 397 days from the date of issuance. In January 2026, to support our seasonal working capital needs, we temporarily increased the capacity of our commercial paper program from $1.5 billion to $3.2 billion. In March 2026, we reduced the capacity of the commercial paper program back to $2.2 billion. As of April 30, 2026 and July 31, 2025, no amounts were outstanding under this program.

Cash Held by Foreign Subsidiaries
Our cash, cash equivalents, and investments totaled $6.8 billion as of April 30, 2026. Approximately 7% of those funds were held by our foreign subsidiaries and subject to repatriation tax considerations. These foreign funds were located primarily in India, Canada, Israel, and the United Kingdom. We do not expect to pay incremental U.S. taxes on repatriation. We have recorded income tax expense for Canada, India, and Israel withholding taxes on earnings that are not permanently reinvested. In the event that funds from foreign operations are repatriated to the U.S., we would pay withholding taxes at that time.

CONTRACTUAL OBLIGATIONS
We presented our contractual obligations at July 31, 2025 in our Annual Report on Form 10-K for the fiscal year then ended. There were no material changes outside the ordinary course of business to our contractual obligations during the nine months ended April 30, 2026.

RECENT ACCOUNTING PRONOUNCEMENTS
For a description of recent accounting pronouncements, if any, and the potential impact of these pronouncements on our condensed consolidated financial statements, see Note 1 to the financial statements in Part I, Item 1 of this Quarterly Report.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes to our quantitative and qualitative disclosures about market risk during the nine months ended April 30, 2026, except as described below.
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

Intuit Q3 Fiscal 2026 Form 10-Q	47

election, either (i) the alternate base rate plus a margin that ranges from 0.000% to 0.125%, or (ii) the term Secured Overnight Financing Rate (SOFR) plus a margin that ranges from 0.700% to 1.125%, or (b) in the case of foreign currency borrowings, the interest benchmark for the relevant currency specified in the credit agreement plus a margin that ranges from 0.700% to 1.125%. Consequently, our interest expense fluctuates with changes in the general level of these interest rates. As of April 30, 2026, no amounts were outstanding under the 2026 Credit Facility. See Note 6 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
See Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended July 31, 2025 for a detailed discussion of our other market risks.

Intuit Q3 Fiscal 2026 Form 10-Q	48

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

Intuit Q3 Fiscal 2026 Form 10-Q	49

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

Intuit Q3 Fiscal 2026 Form 10-Q	50

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

Intuit Q3 Fiscal 2026 Form 10-Q	51

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

Intuit Q3 Fiscal 2026 Form 10-Q	52

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

Intuit Q3 Fiscal 2026 Form 10-Q	53

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

Intuit Q3 Fiscal 2026 Form 10-Q	54

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

Intuit Q3 Fiscal 2026 Form 10-Q	55

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

Intuit Q3 Fiscal 2026 Form 10-Q	56

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

Intuit Q3 Fiscal 2026 Form 10-Q	57

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

Intuit Q3 Fiscal 2026 Form 10-Q	58

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

Intuit Q3 Fiscal 2026 Form 10-Q	59

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

Intuit Q3 Fiscal 2026 Form 10-Q	60

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

Intuit Q3 Fiscal 2026 Form 10-Q	61

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

Intuit Q3 Fiscal 2026 Form 10-Q	62

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
Our stock price is subject to changes in recommendations or earnings estimates by financial analysts, changes in investors’ or analysts’ valuation measures for our stock, our credit ratings and market trends unrelated to our performance, including perceptions about the impact of evolving technologies on our business. Furthermore, speculation in the press or investment community about our strategic position, financial condition, results of operations, business, security of our products, or legal proceedings can cause changes in our stock price. These factors, as well as general economic and political conditions, including the effects of a general slowdown in the global economy, inflationary pressures, pandemics and endemics, significant armed conflicts, acts of war and terrorism, and the timing of announcements in the public market regarding new products, product enhancements or technological advances by our competitors or us, and any announcements by us of acquisitions, major transactions, or management changes may cause volatility in our stock price. Moreover, inflationary pressures, pandemics and endemics, and significant armed conflicts, acts of war and terrorism have caused, and in the future may cause, increased volatility in the global financial markets and, in turn, our stock price. Further, any changes in the amounts or frequency of share repurchases or dividends may also adversely affect our stock price. A significant drop in our stock price could expose us to the risk of securities class action lawsuits, which may result in substantial costs and divert management’s attention and resources, which may adversely affect our business.

Intuit Q3 Fiscal 2026 Form 10-Q	63

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Stock repurchase activity during the three months ended April 30, 2026 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans
February 1, 2026 through February 28, 2026	1,393,508	$405.29	1,393,508	$2,915,840,185
March 1, 2026 through March 31, 2026	1,169,010	$443.57	1,169,010	$2,397,307,826
April 1, 2026 through April 30, 2026	1,186,019	$392.34	1,186,019	$1,931,985,371
Total	3,748,537	$413.13	3,748,537
Note: On August 20, 2024, our Board of Directors approved an increase in the authorization under the existing stock repurchase program under which we are authorized to repurchase up to an additional $3 billion of our common stock. On August 19, 2025, our Board of Directors approved an increase in the authorization under the existing stock repurchase program under which we are authorized to repurchase up to an additional $3.2 billion of our common stock. All of the shares repurchased during the three months ended April 30, 2026 were purchased under these plans. At April 30, 2026, we had authorization from our Board of Directors for up to $1.9 billion in stock repurchases. On May 7, 2026, our Board of Directors approved an increase in the authorization under the existing stock repurchase program to repurchase up to an additional $8.0 billion of our common stock.

ITEM 5 - OTHER INFORMATION
During the three months ended April 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K), except for the following trading arrangements that were intended to satisfy the affirmative defense of Rule 10b5-1(c):
On March 12, 2026, Sandeep S. Aujla, Executive Vice President and Chief Financial Officer, terminated a plan that was adopted on September 26, 2025 for the sale of up to 12,940 shares of the Company’s common stock between January 5, 2026 and October 9, 2026, subject to certain conditions.
On March 12, 2026, Anton Hanebrink, Executive Vice President, Chief Corporate Strategy & Development Officer, terminated a plan that was adopted on October 10, 2025 for the sale of up to 15,000 shares of the Company’s common stock between January 9, 2026 and October 9, 2026, subject to certain conditions.
On March 12, 2026, Kerry J. McLean, Executive Vice President, General Counsel and Corporate Secretary, terminated a plan that was adopted on October 3, 2025 for the sale of up to 25,077 shares of the Company’s common stock between January 2, 2026 and October 9, 2026, subject to certain conditions.
On March 14, 2026, Scott D. Cook, Board Member and Founder, terminated a plan that was adopted on September 3, 2025 for the sale of up to 1,843,868 shares of the Company’s common stock between December 3, 2025 and October 9, 2026, subject to certain conditions.

ITEM 6 - EXHIBITS
See the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q.

Intuit Q3 Fiscal 2026 Form 10-Q	64

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTUIT INC. (Registrant)
Date:	May 20, 2026	By:	/s/ SANDEEP S. AUJLA
Sandeep S. Aujla
Executive Vice President and Chief Financial Officer (Authorized Officer and Principal Financial Officer)

Intuit Q3 Fiscal 2026 Form 10-Q	65

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference

31.01	Certification of Chief Executive Officer	X

31.02	Certification of Chief Financial Officer	X

32.01*	Section 1350 Certification (Chief Executive Officer)	X

32.02*	Section 1350 Certification (Chief Financial Officer)	X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X

101.SCH	XBRL Taxonomy Extension Schema	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X
________________________________

+	Indicates a management contract or compensatory plan or arrangement.
*	This exhibit is intended to be furnished and shall not be deemed “filed” for purposes of the Securities Exchange Act of 1934, as amended.

Intuit Q3 Fiscal 2026 Form 10-Q	66