Form 10-K
period 2026-07-31
INTUIT INC.
filed 2026-09-09
CIK 896878

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________

FORM 10-K

☑	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended July 31, 2026

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

The aggregate market value of Intuit Inc. outstanding common stock held by non-affiliates of Intuit as of January 30, 2026, the last business day of our most recently completed second fiscal quarter, based on the closing price of $498.92 reported by the Nasdaq Global Select Market on that date, was $135.6 billion.

The number of shares (in thousands) of Intuit voting common stock outstanding as of August 31, 2026 was 267,236.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2027 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

INTUIT INC. FISCAL 2026 FORM 10-K INDEX

Intuit, TurboTax, Credit Karma, QuickBooks, and Mailchimp, among others, are registered trademarks and/or registered service marks of Intuit Inc., or one of its subsidiaries, in the United States and other countries. Other parties’ marks are the property of their respective owners.

2	Intuit Fiscal 2026 Form 10-K

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

Intuit Fiscal 2026 Form 10-K	3

PART I

ITEM 1 - BUSINESS

BACKGROUND
Overview and Mission
Intuit is a global financial technology platform with a mission to power prosperity around the world. Serving approximately 93 million consumers, small and mid-market businesses, and accountants worldwide, Intuit’s platform brings the power of artificial intelligence (AI) and human intelligence together to fuel customers’ success. With TurboTax, Credit Karma, QuickBooks, Mailchimp, Intuit Enterprise Suite, and Intuit Accountant Suite, we help put more money in customers’ pockets, save them time by eliminating work, and help ensure that they have complete confidence in every financial decision they make.
Our strategy is to be an AI-driven expert platform that brings together data, AI, and human tax and financial experts into a single system of intelligence that does the work for customers. We are creating done-for-you experiences by automating everyday tasks, managing complex workflows and processes, and solving challenges before they arise with predictive insights. We connect customers to AI-enabled human experts for that last mile of decisions or to complete the work for them.
Our powerful combination of proprietary data, domain-specific AI platform capabilities, and AI-powered human expertise helps customers make high-stakes financial decisions with confidence. Intuit’s all-in-one business platform helps customers run and grow their businesses end-to-end, from lead to cash. This includes financial management, including payments and capital; compliance; human capital management; and marketing products and services. Intuit's consumer platform helps customers do their taxes with ease and confidence and improve their financial success, from credit building to wealth building, with tax and personal finance products and services. For accounting professionals, we provide professional tax and financial management products and services.
Intuit Inc. was incorporated in California in March 1984. We reincorporated in Delaware and completed our initial public offering in March 1993. Our principal executive offices are located at 2700 Coast Avenue, Mountain View, California 94043, and our main telephone number is 650-944-6000. When we refer to “we,” “our,” or “Intuit” in this Annual Report on Form 10-K, we mean the current Delaware corporation (Intuit Inc.) and its California predecessor, as well as all of our consolidated subsidiaries.

Our Business Portfolio
We organize our businesses into two reportable segments:

Global Business Solutions: This segment serves small and mid-market businesses and accountants around the world. QuickBooks and Intuit Enterprise Suite are offerings powered by our all-in-one business platform which includes financial management services, human capital management solutions such as payroll and time tracking, money solutions such as merchant payment processing, bill pay, checking accounts through an FDIC-member bank partner, and financing for small and mid-market businesses. Intuit Enterprise Suite provides mid-market businesses with a configurable, AI-powered solution that includes multi-entity and multi-dimensional financial management capabilities designed to seamlessly scale and enhance productivity and profitability for more complex businesses to streamline operations. Intuit Accountant Suite is an AI-powered platform that provides accounting firms with everything they need to run and grow their practices while managing and advising their clients. Mailchimp offerings include marketing automation and customer relationship tools.
Consumer: This segment primarily serves consumers and professional accountants.
Our TurboTax offerings primarily help consumers complete their taxes with confidence and maximize their financial outcomes—whether they do it themselves or with the help of an AI-enabled human expert. TurboTax delivers do-it-yourself and assisted income tax preparation products and services sold in the United States (U.S.) and Canada. We offer a variety of money products directly to consumers, including early refund access to any bank account, as well as Credit Karma Money branded savings and checking accounts through an FDIC-member bank partner.
Credit Karma is a personal finance solution that helps its users find the right financial products and make smarter money decisions throughout the year to reach their financial goals. This includes personalized recommendations for credit card, home, auto, and personal loan, and insurance products; and access to their credit scores and reports, credit and identity monitoring, credit report dispute, credit building tools, debt pay-down assistance, credit card rewards optimization, and connected account capabilities to help users understand net worth and make financial progress.
Finally, our ProTax offerings help professional accountants in the U.S. and Canada, who are essential to both business success and tax preparation and filing. Our professional tax offerings include Lacerte, ProSeries, and ProConnect Tax Online in the U.S., and ProFile and ProTax Online in Canada.

4	Intuit Fiscal 2026 Form 10-K

Our Business and Growth Strategy
The era of AI is igniting global innovations at an incredible pace and is fundamentally transforming every part of our work and personal lives. We made an early bet on AI, declaring our AI-driven expert platform strategy in 2019. We have transformed the company from a tax and accounting platform to an AI-driven expert platform. Accuracy, compliance, security, and trust of financial decisions are critical. We have a significant competitive advantage with our scale of proprietary data, domain-specific AI platform capabilities, and large network of AI-enabled human experts that is setting the standard for trusted financial intelligence. Backed by four decades of leadership in accuracy, compliance, and security, our platform enables businesses and accountants to manage from lead to cash, and consumers from credit building to wealth building, all in one place, so they can make financial decisions with confidence.
We leverage AI and human intelligence to provide our customers with done-for-you experiences that automate tasks, identify actionable insights to drive important decisions, and manage end-to-end workflows or entire processes to eliminate work, while ensuring the customer remains in control. When customers need additional help or want help to complete the work on their behalf, we connect them with a human expert from our network of thousands of AI-enabled financial, tax, and bookkeeping experts who can complete a specific task, address specialized questions, or manage the entire workload. Our strategy, combined with our Big Bets that focus on the largest customer problems and growth opportunities, positions us for durable growth.
As we execute our global AI-driven expert platform strategy, we prioritize resources on Big Bets that solve the problems that matter most to our customers:
•Deliver done-for-you experiences: We will address our customers’ biggest pain points through a virtual team of AI agents and AI-enabled human experts that deliver done-for-you experiences, with customers in control. This means delivering done-for-you experiences to help businesses run and grow, from lead to cash, fueling consumers’ financial success year-round, from credit building to wealth building, and bringing together practice management, workforce management, and client work in one place for accountants to automate books, get insights and grow their practice.
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
•Fuel Success for Mid-Market Businesses: We will become the all-in-one solution for mid-market customers, fueling their success by offering a better experience, better price, and lower total cost of ownership. Businesses are overdigitized, juggling too many disparate apps. Our platform, including QuickBooks Online Advanced, Intuit Enterprise Suite, and our ecosystem of connected services, brings the data and insights they need all in one place to grow revenue and profit.
In fiscal 2026, we scaled a transformative set of AI agents that are dramatically improving how businesses run and grow. We launched an expansion and new lineup of our AI-driven expert platform: a unified system of intelligence that serves as a strategic control tower for both businesses and accountants, seamlessly moving from insight to autonomous execution. On a single platform, accountants can run and grow their practices while managing and advising their clients. Businesses operate from that same control tower, where AI agents not only surface insights, but also take action across the business to manage performance, drive key performance indicators, and complete critical workflows autonomously, all in one place. Our innovation has been made possible by our investments in our proprietary Generative AI Operating System (GenOS). Built for our internal developers, GenOS not only keeps pace with rapid technological industry advances but is setting the pace, by melding the best of artificial intelligence and human intelligence on our platform. This enables us to rapidly deliver a new class of intelligent, autonomous financial solutions that will define the next decade of growth for our customers and for Intuit. This also enabled us to partner with leading AI companies to deliver intelligence that is personalized, accurate, compliant, reliable, secure, and that drives real action on their behalf. This is enabled by our system of intelligence that transcends and orchestrates across systems or apps, so that whether the data sits with Intuit or elsewhere, we can connect it, interpret it, and help customers act with confidence.
Our AI-driven expert platform, products, and embedded experiences are built in keeping with the company’s commitment to data privacy, security, and responsible AI governance. We safeguard customer data and protect privacy using industry-leading technology and practices, and adhere to responsible AI principles that guide how we operate and scale our platform with our customers’ best interests in mind.
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

Intuit Fiscal 2026 Form 10-K	5

PRODUCTS AND SERVICES
During fiscal 2026, we offered our products and services in the two segments described in “Our Business Portfolio” above. The following table shows the percentage of total revenue contributed by each of these segments over the last three fiscal years.

	Fiscal 2026	Fiscal 2025	Fiscal 2024

Global Business Solutions	60%	59%	59%
Consumer	40%	41%	41%
Total international net revenue was approximately 8% of consolidated total net revenue in each of the twelve months ended July 31, 2026, 2025, and 2024.
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
Small and mid-market business owners are constantly faced with challenges and barriers in their journey to success. Universally, businesses at every stage of growth struggle to get, grow, and manage customers, get paid and pay bills, get capital, pay and manage their workforce, access advice, and be compliant and organized. Our all-in-one platform features AI agents, providing actionable, AI-driven insights and automation to help our customers grow and run their businesses with confidence. These AI agents work alongside our large network of AI-enabled human experts to provide businesses with additional expertise and support.
Get, Grow, and Manage Customers
Mailchimp. Mailchimp offers email and other marketing solutions that enable small and mid-market businesses to digitally promote themselves across email, social media, short message service (SMS), landing pages, ads, websites, and more, all from one place.
Get Paid and Pay Bills
Payment Processing Solutions. Our full range of merchant services for small and mid-market businesses includes credit card, debit card, Apple Pay, Buy Now Pay Later, Tap to Pay, PayPal, and automated clearing house (ACH) payment services for in-person and card-not-present payments. We offer instant deposit and payment dispute protection options for eligible customers. Through seamless onboarding and automated transaction reconciliation, our payment processing solutions are deeply integrated into our QuickBooks Online, Desktop, and Intuit Enterprise Suite offerings.
QuickBooks Checking. The QuickBooks Checking business bank account comes with a physical and virtual debit card for more spending power, fast payments with no-fee instant deposit, and powerful cash flow management with envelopes for partitioning funds for future expenses, all with no fees.
Bill Pay. QuickBooks Online and Intuit Enterprise Suite allow small and mid-market businesses to manage their accounts payable through efficient bill ingestion, bill payment, custom workflows, and vendor management, automatically reconciling with their books.
Get Capital
Capital. We offer financing options for small and mid-market businesses to help them get the capital they need to succeed. The financing process provides customers with the ability to use their data to qualify for and borrow capital from Intuit via our originating bank partner or from partners on our QuickBooks Capital Marketplace. QuickBooks Line of Credit provides flexible access to capital through pre-qualified credit limits. Under this program, qualified small and mid-market businesses can choose to borrow funds through a series of term loans within a maximum approved credit limit. Additionally, we provide financing as a third-party financing provider in a strategic partner’s lending program, opening a new channel to acquire QuickBooks customers. We also offer Intuit Business Credit Card, which allows small and mid-market businesses to make purchases, manage expenses, and access credit for their business needs.

6	Intuit Fiscal 2026 Form 10-K

Pay and Manage Workforce
QuickBooks Workforce. QuickBooks Workforce is an all-in-one human resources and payroll platform designed for small and mid-market businesses that integrates with QuickBooks Online. Providing businesses a 360-degree view of their people and finances, QuickBooks Workforce supports the employee lifecycle, from recruiting and onboarding through benefits administration, performance management, time off management, time tracking, document management, and offboarding. With employee self-service portals, centralized worker profiles, and bulk administrative tools, the platform reduces manual reconciliation and delivers actionable, AI-driven insights to help customers manage and grow their workforce with confidence.
Access Advice
Intuit Experts. Businesses can get support through Expert Assisted and Full-Service Bookkeeping. With QuickBooks Live Expert Assisted, businesses have on-demand access to expert bookkeepers who can provide guidance and support on managing their books and making smart business decisions. With QuickBooks Live Full-Service Bookkeeping, businesses get one-on-one support from our team of expert bookkeepers to manage and maintain books with an accuracy guarantee. Our experienced bookkeepers are certified QuickBooks ProAdvisors, and many are Certified Public Accountants.
QuickBooks ProAdvisor. Accounting professionals can assist with bookkeeping, taxes, payroll, and more. Our free Find a ProAdvisor service helps customers find a QuickBooks Certified accountant or bookkeeper who knows their niche, speaks their language, or is nearby. To enable our large network of accountants, we offer memberships to the QuickBooks ProAdvisor program, which provides accountants with access to QuickBooks Online Accountant, technical support, training, product certification, marketing tools, and discounts on Intuit products and services.
Be Compliant and Organized
QuickBooks Online. QuickBooks Online helps simplify accounting and tax compliance. Users can track income and expenses, create and send invoices and estimates, manage and pay bills, and review a variety of financial reports. QuickBooks Online also has powerful industry-specific capabilities such as features for product-based businesses. QuickBooks Online is an open platform, enabling third-party developers to create online and mobile applications that integrate with our offering. QuickBooks Online embeds Intuit’s AI to automate routine bookkeeping and surface actionable insights through natural-language queries, forecasts, and proactive alerts, working alongside Intuit AI-enabled experts.
We offer different QuickBooks Online solutions depending on the size and complexity of the business. QuickBooks Free, QuickBooks Lite, QuickBooks Solopreneur, and QuickBooks Self-Employed are designed for early-stage solopreneurs, micro businesses, and independent contractors with varying needs. We offer additional plans, Simple Start, Essentials, and Plus, that serve a range of small businesses. QuickBooks Online Advanced is designed for mid-market businesses with more complex needs.
Intuit Enterprise Suite. Designed for complex mid-market companies seeking to streamline operations, enhance productivity, and support growth, this solution builds upon the familiar QuickBooks Online interface. It integrates advanced financial management solutions, such as multi-entity accounting and multi-dimensional reporting, along with human resources and marketing tools in a unified solution. We also offer optional professional services, including implementation and data migration, training, and integration setup and workflow configuration.
Intuit Accountant Suite. Intuit Accountant Suite is our AI-powered firm management platform designed for accounting professionals to manage their clients, firm, and team in one place. The platform integrates five core areas: client management, client collaboration, service delivery, business planning, and team management, with embedded Intuit Intelligence and AI agents.
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
Financial Supplies. We offer a range of financial supplies designed for individuals and businesses that use our QuickBooks offerings. These include checks, a variety of stationery, tax forms, and related supplies.
Consumer
Our Consumer segment primarily serves consumers and professional accountants and is comprised of our TurboTax, Credit Karma, and ProTax offerings. Our vision is to be a platform that engages consumers year-round to solve their most critical financial problems that include making ends meet, maximizing tax refunds, saving more, paying off debt, knowing where they stand, and reducing payments. We believe the combined strengths and reach of our brands will enable us to provide differentiated and durable personal finance benefits to consumers throughout the year.
TurboTax. Our TurboTax products and services are designed to enable consumers and businesses to prepare and file their

Intuit Fiscal 2026 Form 10-K	7

federal and state income tax returns quickly and accurately. These offerings are available either online or as desktop versions in the U.S. and Canada. They are designed to be easy to use yet sophisticated enough for complex tax returns, serving the varied needs of our customers, from those who file simple returns to those who itemize deductions, own investments or rental property, and manage small and mid-market businesses. AI-driven features, including agentic experiences and personalized recommendations, help customers accelerate tax return completion and deliver a faster, more confident filing experience.
Our assisted tax products and services, such as TurboTax Expert Assist and TurboTax Expert Full Service, are designed for customers who seek professional tax advice or who want their returns prepared by an AI-enabled expert. Our do-it-yourself tax products and services are designed for customers who choose to independently prepare and file their tax returns. We also offer complementary services, including electronic filing of federal and state income tax returns, audit defense, audit support, as well as a variety of financial offerings, including early access to tax refunds, File Now, Pay Later loans, and Credit Karma Money branded online savings and checking accounts through FDIC-member partner banks.
Our online tax preparation, filing, and other services are offered through the websites and mobile apps of thousands of financial institutions, electronic retailers, and other online merchants, as well as through physical locations where customers can learn more about our tax products in person and receive tax preparation services from an AI-enabled human expert.
Credit Karma. Credit Karma provides consumers with a financial solution that can help propel them forward wherever they are on their financial journey, enabling them to understand their financial picture, make smart financial decisions, and stick to their financial plan. The platform offers a number of services to our users: access to their credit scores and reports, credit and identity monitoring, credit building and improvement tools, credit report dispute, tools to connect financial accounts to obtain a holistic view of their finances and net worth, personalized recommendations of credit card, loan, and insurance products, tax tools, and access to our TurboTax offerings directly in Credit Karma. Domain-specific AI agents deliver personalized finance, tax, and money experiences. To provide services to our users, Credit Karma works with a variety of partners, including credit bureaus, banks, credit card issuers, insurance carriers, and other financial institutions and lenders. Additionally, Credit Karma leverages Lightbox, a differentiated proprietary technology that allows participating lenders to apply their own decisioning models, together with thousands of de-identified data attributes from Credit Karma users, to provide them with even greater certainty of their approval odds for applicable financial products.
ProTax. Our ProTax professional tax offerings serve professional accountants in the U.S. and Canada, enabling them to accurately and efficiently complete and electronically file a full range of federal and state tax returns for individuals and businesses. Our professional tax offerings consist of Lacerte, ProSeries, and ProConnect Tax Online in the U.S., and ProFile and ProTax Online in Canada, spanning desktop and cloud-based solutions integrating with QuickBooks Online to streamline the books-to-tax workflow for firms handling returns of varying complexity. We also offer a variety of tax-related services that complement the tax return preparation process, such as advisory services, year-round document storage, bank products, e-signature, and collaboration services, as well as additional capabilities, such as desktop hosting, fixed asset management, and third-party solutions for practice management for some of our U.S. tax offerings.

PRODUCT DEVELOPMENT
The markets for software and related services are characterized by rapid technological change, shifting customer needs and expectations, and frequent new product introductions and enhancements. To succeed in these markets, continuous investment is required to innovate, develop new products and services, and enhance existing offerings. Our product development efforts are more important than ever as we pursue our growth strategy.
We develop many of our products and services internally and hold a number of U.S. and foreign patents and pending applications that relate to various aspects of our products and technology. We supplement our internal development efforts by acquiring businesses and technologies, as well as purchasing or licensing products and technology from third parties. We also establish other relationships to enhance or expand our offerings more rapidly. We expect to expand our third-party technology relationships as we continue to pursue our growth strategy.
Our offerings have rapid development cycles. Developing consumer and professional tax software and services presents unique challenges because of the demanding development cycle required to accurately incorporate federal and state tax law and tax form changes within a rigid timetable. The development timing for our small business payroll and merchant payment processing services offerings varies with business needs and regulatory requirements, with the length of the development cycle depending on the scope and complexity of each project.
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

8	Intuit Fiscal 2026 Form 10-K

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
We expect the seasonality of these offerings to continue to have a material impact on our quarterly financial results in the future.

MARKETING, SALES, AND DISTRIBUTION CHANNELS
Markets
Our primary customers are consumers and small and mid-market businesses. We also provide specialized tax and accounting products to professional accountants. We partner with financial institutions and financial product providers, connecting them with consumers on our platform. The markets in which we compete have always been characterized by rapid technological change, shifting customer needs and expectations, and frequent new product introductions and enhancements by competitors. Advances in data-driven personalization and digital technologies, along with the evolution of AI, are accelerating the pace of change and revolutionizing how customers learn about, evaluate, and consume products and services.
Real-time, personalized online shopping experiences are the standard. In addition, many customers begin shopping in one channel and ultimately purchase in another. This has created a need for integrated, multi-channel, shop-and-buy experiences. Market and industry changes quickly make existing products and services obsolete. Our success depends on our ability to respond rapidly to these changes with new business models, updated competitive strategies, new or enhanced products and services, and other changes in the way we do business.
Marketing Programs
We use a variety of marketing programs to generate direct sales, develop leads, increase general awareness of the Intuit brand and our product portfolio, and drive sales in retail. These programs include digital marketing, such as display and pay-per-click advertising, search and generative engine optimization, and social and affiliate marketing; offline marketing, such as TV and radio advertising; email marketing; in-product marketing to drive awareness of related products and services; public relations; sponsorships; podcast marketing; mobile marketing; strategic partnerships with AI platform providers; and retail marketing of our consumer tax offerings. Our campaigns are designed to attract new users, increase user engagement, retain existing users, and cross-sell additional offerings.
Sales and Distribution Channels
Direct Channel. We offer our products and services directly through our websites, apps, and inside sales team. Direct online offerings are an effective channel for customers who can make purchase and other decisions regarding our and our partners’ offerings based on content provided on our websites, or via other online content and word-of-mouth recommendations. For many of our products, assisted sales continues to be an effective channel for serving customers who want live help to select the products and services that are right for their needs. For our TurboTax products and services, this includes physical locations. We also have a direct sales force that calls on accountants, bookkeepers, marketing professionals, and other value-added resellers, and seeks to increase their awareness, usage, and recommendation of our business and professional tax solutions. We market certain products directly to mid-market businesses through our direct sales force.
Multi-Channel Shop-and-Buy Experiences. Our customers primarily research products and services online. Many customers buy and use our products and services entirely online. Some research online but make their purchase at a retail location. Similarly, other customers research in a physical location but purchase online. Because many customers shop across multiple channels, we continue to coordinate our online, offline, and retail presence and promotions to support an integrated, multi-channel shop-and-buy model. We also focus on cross-selling complementary Intuit and third-party offerings online and in-product.
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

Intuit Fiscal 2026 Form 10-K	9

segments we serve have grown markedly over the past few years, and the marketing and distribution channels continue to evolve. We expect these trends to continue. Our competitors may introduce superior products and services, successfully use and deploy new and evolving technologies that may reduce customer demand for our products or services, advertise aggressively, or beat us to market with new products and services. These competitors may also have greater technical, marketing, and other resources, greater brand recognition, larger installed bases of customers, or well-established relationships with our current and potential customers and partners. The rapid development and adoption of AI is increasing customer expectations and intensifying competition, and our ability to compete effectively will depend, in part, on our ability to develop, deploy, and integrate AI across our platform and offerings.
The competitive landscape is constantly evolving. This occurs as we expand into new market segments and geographic regions, as we enhance and extend our offerings, and as existing companies and new entrants broaden their capabilities through development, acquisitions or partnerships to include the market segments and geographic regions in which we operate. Advances in new and evolving technologies, including AI, may further accelerate these changes by lowering barriers to entry and enabling existing competitors, new entrants, and providers of general-purpose AI technologies to develop features, products, and services, including as add-ons to existing offerings, that address the same customer needs our offerings are designed to solve. Given the customer problems that we aim to solve and the breadth of our offerings as a global financial technology company, we compete with offerings from a variety of organizations across a range of industries, including large global companies, smaller geographically focused companies, startups, and professional services firms. These include:
•business software providers;
•tax and accounting practice management software providers;
•private and publicly funded tax preparation and filing service providers;
•accounting, consulting, and tax firms;
•companies and banks that provide money services;
•companies that provide personal finance products and tools;
•companies that provide a marketplace of consumer financial offerings;
•financial institutions;
•credit bureaus; and
•platform companies and providers of general purpose AI technologies that could develop or extend their capabilities into competing technology solutions to help solve any of the problems that our customers may face.
We believe our most important competitive strengths are our innovation and technology capabilities, functionality and breadth of solutions, ease of use, security of our offerings, the integration of our offerings with each other and third-party offerings, brand recognition and reputation, the quality of our support, value, and cost. We believe that we compete favorably based on these factors and our ability to remain competitive will largely depend on our ongoing performance.

CUSTOMER SUCCESS
For many of our offerings, we provide support through multiple channels including telephone, email, AI-assisted online and video chat, text messaging, in-person at physical locations, our customer support websites, self-help assets embedded in our products, and online communities where consumers can share knowledge and product advice with each other.
We also provide access to experts, through our TurboTax Expert Assist, TurboTax Expert Full Service, and Intuit Experts offerings, who provide tax advice, tax preparation, and bookkeeping services. We embed AI agents into our customer success operations to triage issues, automate routine tasks, and surface proactive insights, working alongside human experts to improve speed and consistency of resolution across channels.
Our customer success staff predominantly consists of Intuit-employed and outsourced experts. We supplement with seasonal employees and additional outsourcing during periods of peak call volumes, such as during the tax return filing season or following a major product launch. We augment the services we provide with outsourced partnerships domestically and internationally. Our outsourced customer success personnel are based primarily in the U.S. and the Philippines. We also source staff through our Prosperity Hub program, which is designed to drive economic opportunity in underserved communities by hiring and training customer success staff both directly and through partner employers.
Self-help information is offered for free in-product and on our support websites for many of our offerings. Support alternatives and fees vary by product. For example, some product subscriptions include 24/7 support and additional contact channel options.

MANUFACTURING AND DISTRIBUTION
Online Products and Services
Our online offerings include QuickBooks Online, Intuit Enterprise Suite, Intuit Accountant Suite, QuickBooks Workforce, merchant payment processing and bill pay services, Mailchimp’s marketing automation and customer relationship offerings, TurboTax Online, ProConnect Tax Online, consumer and professional electronic tax filing services, and Credit Karma offerings. We use public cloud providers, such as Amazon Web Services and Google Cloud Platform, for most of our systems, networks, and databases used to operate these online offerings.

10	Intuit Fiscal 2026 Form 10-K

Desktop Software and Supplies
Our desktop software customers electronically download software whether purchased online or purchased in a packaged box with an activation code. When supplies are ordered, we typically ship the physical product within a few days of receiving an order, and backlog is minimal.

PRIVACY AND SECURITY
We host, collect, process, use, and retain large amounts of sensitive and personal data from our customers, users, workforce, and third-party partners. We are stewards of this data and have designed data principles to align our organization in collecting, using, and protecting such information. As we believe strongly in these principles, we operate our program to comply with laws and regulations that govern our use, sharing, and protection of personal information, including, for example, laws related to financial services and the handling of tax data. We have established guidelines and practices to help ensure members of our workforce are aware of our program and the role they play in protecting this data. Our privacy statements provide notice of our privacy practices, and provide the opportunity for impacted parties to exercise their rights with respect to their personal information. We participate in industry groups whose purpose is to develop or shape industry best practices, and to inform public policy for privacy and security.
We use security safeguards to protect the systems and the information given to us from loss, misuse, and unauthorized alteration. We use technical and procedural measures designed to help detect and prevent fraud and misuse of data. Whenever sensitive information, such as credit card information or tax return data, is transmitted to us through one of our websites or products, we follow current industry standards to encrypt the data as it is transmitted to us, and when we store it at rest. We routinely patch our systems with security updates and work to protect our systems from unauthorized internal or external access using numerous commercially available computer security products, as well as internally developed technology, security procedures, and practices.

GOVERNMENT REGULATION
We are subject to federal, state, local, and international laws and regulations that add compliance costs, affect how we operate, and may impact our ability to compete. For example, the tax offerings in our Consumer segment are subject to federal, state, and international government requirements, including regulations related to the electronic filing of tax returns, the provision of tax preparer assistance, and the use and disclosure of customer information. The personal finance offerings in our Consumer segment, which include recommendations of credit card, loan, and insurance products along with access to credit scores and reports, are also subject to certain regulatory requirements. Our Global Business Solutions segment offers products and services to small and mid-market businesses and consumers, such as payroll, payments, financing for small and mid-market businesses, and other financial service offerings, which are also subject to certain regulatory requirements. For additional information regarding the government regulations to which we are subject, see “Risk Factors” in Item 1A of Part I of this Annual Report, including without limitation the risks under “Legal and Compliance Risks.”

INTELLECTUAL PROPERTY
Our success depends on the proprietary technology integrated into our offerings. We protect this proprietary technology through a variety of intellectual property mechanisms, including copyright, patent, trade secret, and trademark laws, as well as restrictions on disclosure and other methods. For example, we regularly file applications for patents, copyrights, and trademarks and service marks to protect intellectual property that we believe is important to our business. We hold a growing patent portfolio that we believe is important to Intuit’s overall competitive advantage, although we are not materially dependent on any one patent or particular group of patents in our portfolio at this time. We also have a number of registered trademarks that include Intuit, QuickBooks, Lacerte, TurboTax, QB, ProSeries, ProConnect, Credit Karma, and Mailchimp. We have registered these and other trademarks and service marks in the U.S. and, depending on the relevance of each brand to other markets, in many foreign countries. Most registrations can be renewed perpetually at 10-year intervals. We also license intellectual property from third parties for use in our products.
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

HUMAN CAPITAL
We consider our employees to be one of our four key True North stakeholders because they are critical to delivering for our customers, our stockholders, and the communities we serve. As of July 31, 2026, we had approximately 18,600 employees in seven countries. During fiscal 2026, we employed on average approximately 12,300 seasonal employees from January to April primarily to support our Consumer segment customers during the peak of tax season. We believe our future success and growth will depend on our ability to attract and retain a qualified workforce to support our strategic priorities. We also believe

Intuit Fiscal 2026 Form 10-K	11

that the simplification of our organizational structure under our restructuring plan will allow us to become a faster, leaner, and more focused company. See Note 15 to the consolidated financial statements in Item 8 of this Annual Report for more information about the restructuring plan announced in May 2026.
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
Talent Acquisition
We have a robust talent acquisition process that begins with cross-functional talent planning to define hiring needs. Candidates are assessed against skills and values as defined by each hiring team. We are an equal-opportunity employer and make employment decisions without regard to any basis protected by federal, state, or local law. We do not make employment decisions based on an individual’s identity. To expand our reach for the best available talent, we have invested in external partnerships with organizations and universities. This includes active participation and having a significant presence at prominent industry conferences and events known for attracting global audiences with varied skills and experience.
Talent Development and Retention
We strive to create an inclusive, safe, and respectful environment that enables our employees to show up authentically and do the best work of their lives. We promote connection to our culture and provide the resources people need to make a positive impact, from onboarding through every stage of the employee lifecycle. We invest in the growth of all employees, managers, and executives.
AI is transforming the way we work, and we are invested in ensuring our employees have the skills to use it effectively and responsibly. Employees have access to learning paths and online courses on topics ranging from AI to accelerating velocity. We focus on internal mobility, helping people acquire new skills, take on new responsibilities, and gain new experiences. For managers and executives, we design learning solutions and resources, such as our leadership playbook, focused on leading with a clear vision, building a high-performance culture, and driving winning results. Employees set goals, measure progress, and have opportunities to focus on growth both during performance assessment conversations and ongoing check-ins with their manager.
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
Total Rewards
Our compensation philosophy aims to attract and retain top talent for today and the future. Intuit’s total target compensation includes base pay, a range of incentive plans that vary based on role, and stock-based awards, which are all set at market-competitive levels. Incentive compensation plans are part of our pay-for-performance philosophy, including close alignment

12	Intuit Fiscal 2026 Form 10-K

with Company performance that rewards top performers. Most of our non-seasonal employees are also eligible for stock-based awards.
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
Intuit has established employee resource groups (ERGs) that provide a foundation for a culture of inclusion. These ERGs are employee-driven, volunteer-led, and open to all employees. ERGs offer a sense of community and give all employees the chance to learn from role models, peers, and experts, and to volunteer within their communities, all while aligning with our organization’s overall mission.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The following table shows Intuit’s executive officers and their areas of responsibility as of August 1, 2026. Their biographies follow the table.

Name	Age	Position
Sasan K. Goodarzi	58	Chairman and Chief Executive Officer
Sandeep S. Aujla	50	Executive Vice President and Chief Financial Officer
Tyler Cozzens	58	Executive Vice President, General Counsel and Corporate Secretary
Anton Hanebrink	50	Executive Vice President and Chief Corporate Strategy & Development Officer
Caryl Hilliard	60	Executive Vice President and Chief People & Places Officer
Lauren D. Hotz	51	Senior Vice President and Chief Accounting Officer
Mr. Goodarzi has been Chief Executive Officer (CEO) and a member of the Board of Directors since January 2019 and Chairman of the Board of Directors since January 2026. He has also served as President since January 2019. He previously served as Executive Vice President and General Manager of Intuit’s Small Business Group since May 2016. He previously was Executive Vice President and General Manager of Intuit’s Consumer Tax Group from August 2015 through April 2016 and from August 2013 to July 2015 served as Senior Vice President and General Manager of the Consumer Tax Group. He served as Intuit’s Senior Vice President and Chief Information Officer from August 2011 to July 2013, having rejoined Intuit after serving as CEO of Nexant Inc., a privately held provider of intelligent grid software and clean energy solutions, beginning in November 2010. During his previous tenure at Intuit from 2004 to 2010, Mr. Goodarzi led several business units, including Intuit Financial Services and the professional tax division. Prior to joining Intuit, Mr. Goodarzi worked for Invensys, a global provider of industrial automation, transportation, and controls technology, serving as Global President of the Products group. He also held a number of senior leadership roles in the automation control division at Honeywell Inc. From April 2018 to January 2026, he served on the board of Atlassian Corporation Plc and as chair of its Compensation and Leadership Development Committee. Mr. Goodarzi holds a Bachelor’s degree in Electrical Engineering from the University of Central Florida and a Master’s degree in Business Administration from the Kellogg School of Management at Northwestern University.
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
Mr. Cozzens has been Executive Vice President, General Counsel and Corporate Secretary since July 31, 2026. Prior to that, he served as Intuit’s Senior Vice President, Deputy General Counsel and Assistant Corporate Secretary from August 2022 to July 2026, Vice President, Deputy General Counsel from July 2018 to July 2022, and Director, Senior Corporate Counsel from 2005 to 2018. Prior to joining Intuit, he served as Assistant General Counsel for Liberate Technologies from 2002 to 2005. Mr.

Intuit Fiscal 2026 Form 10-K	13

Cozzens holds a Bachelor’s degree in Electrical Engineering from Stanford University and a Juris Doctor degree from Stanford Law School.
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

14	Intuit Fiscal 2026 Form 10-K

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
We face intense competition in all of our businesses, and we expect competition to continue to intensify in the future. Our competitors and potential competitors range from large and established entities to emerging startups. Our competitors and other third parties may introduce superior products and services, successfully use and deploy new technologies such as AI that may reduce customer demand for our products or services, reduce prices, have greater technical, marketing and other resources, have greater name recognition, have larger installed bases of customers, have well-established relationships with our current and potential customers and partners, advertise aggressively or beat us to market with new products and services. In addition, we face competition from existing companies with large established consumer user bases and broad-based platforms, who may change or expand the focus of their business strategies and marketing to target our customers, including small and mid-market businesses, tax and consumer finance customers.
We also face competition from companies with a variety of business models and monetization strategies, including increased competition from providers of free and low-cost offerings, particularly in our tax, accounting, payments and personal finance platform businesses. We offer products and services through a variety of business models, including free offerings, but we may not be able to attract and retain customers as effectively as our competitors with different business models. In addition, current and prospective customers may choose free offerings from competitors that provide features and experiences that we do not offer. These competitive factors may diminish our revenue and profitability, and harm our ability to acquire, engage, and retain customers.
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
We operate in industries that are characterized by rapidly changing technology, evolving industry standards and frequent new product introductions. To meet the evolving needs and expectations of our customers and partners and attract and retain top technical talent, we must continue to innovate, develop and extend our platform, introduce new products, services, and features, and enhance our ability to anticipate and solve new and existing customer problems, including with emerging technologies, such as AI. If we are not able to do this successfully, we may face a competitive disadvantage and our business could be harmed. We have and will continue to devote significant resources to continue to develop our skills, tools and capabilities to capitalize on existing and emerging technologies, including AI. There can be no assurance that we or our customers will realize the expected benefits from these investments. Legislation or regulatory changes in these areas may mandate changes in our products that make them less attractive to users and hinder our ability to leverage emerging technologies and build out our platform capabilities. While we continue to enhance the AI capabilities of our offerings, there

Intuit Fiscal 2026 Form 10-K	15

can be no assurance that our new or enhanced solutions and AI innovations will be successful, adopted, or monetizable or that we will innovate effectively to keep pace with the rapid evolution of AI across the industries in which we compete.
Our consumer and professional tax businesses depend significantly on revenue from customers who return each year to use our updated tax preparation and filing software and services. They include customers who use our free consumer tax products and whose tax scenarios evolve in subsequent years to require paid services. Similarly, our personal finance and money offerings depend on our ability to attract existing and prospective users to engage with our products over time in order to create opportunities to deliver additional value to users. Encouraging continued use of our offerings in successive years can become increasingly difficult if customers do not perceive our offerings to provide continuing or meaningfully incremental value. The growth of our business depends, in part, on our ability to successfully provide customers value in this way. In addition, when customers consent to the use of their data across our platform, we work to provide additional benefits to them through our existing offerings and through the development of new offerings. Our inability to demonstrate value of any of these offerings to existing customers may negatively impact our ability to build new data-driven offerings and our revenue.
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

16	Intuit Fiscal 2026 Form 10-K

trustworthy products and services, as well as our ability to protect and use our customers’ data in a manner that meets their expectations. In addition, a security incident that results in unauthorized disclosure of our customers’ sensitive data could cause material reputational harm. Damage to our reputation and loss of brand equity may reduce demand for our products or services and have an adverse effect on our future financial results, as well as require additional resources to rebuild our reputation and restore the value of the brands and could also reduce our stock price.
Our efforts related to sustainability matters expose us to risks that could adversely affect our reputation and performance.
Sustainability matters continue to be an area of focus for stockholders, regulators, customers, employees, and other stakeholders. Our efforts and reporting on these matters expose us to risks that could adversely affect our reputation, operations, and performance. This could happen if we fail, or are perceived to fail, to meet evolving and often conflicting stakeholder expectations or varying state or federal regulatory requirements, or to uphold or achieve our public commitments. Standards and best practices for tracking and reporting these matters continue to evolve and we may not be able to implement new and changing standards and best practices in ways that meet the varied expectations of all of our stakeholders. Any of the foregoing may also expose us to increased scrutiny from stakeholders and negatively impact demand for our products, our ability to attract and retain talent or our relationships with customers, suppliers or other stakeholders.
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
•risks associated with businesses we acquire or invest in, including brand and reputational harm, which may differ from or be more significant than the risks our other businesses face;
•in the case of foreign acquisitions and investments, the impact of particular economic, tax, currency, political, legal and regulatory risks associated with specific countries; and
•to the extent we use debt to fund acquisitions or for other purposes, our interest expense and leverage will increase significantly, and to the extent we issue equity securities as consideration in an acquisition, current stockholders’ percentage ownership and earnings per share will be diluted.
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
•challenges in collecting the proceeds from any divestiture;
•disruption of our ongoing business and distraction of management;
•loss of key employees who leave us as a result of a divestiture; and

Intuit Fiscal 2026 Form 10-K	17

•if customers or partners of the divested business do not receive the same level of service from the new owners, or the new owners do not handle the customer data with the same level of care, our other businesses may be adversely affected, to the extent that these customers or partners also purchase other products offered by us or otherwise conduct business with our retained business.
In addition, any acquisition or divestiture that we announce may not be completed if closing conditions are not satisfied. Evolving regulatory expectations and changes in the political environment may make it more challenging to obtain any required regulatory approval. Because acquisitions and divestitures are inherently risky, our transactions may not be successful and may, in some cases, harm our operating results or financial condition. In particular, if we are unable to successfully operate together with any company that we acquire to achieve shared growth opportunities or combine reporting or other processes within the expected time frame or at all, there may be a material and adverse effect on the benefits that we expect to achieve as a result of the acquisition, and we could experience additional costs or loss of revenue. Moreover, adverse changes in market conditions and other factors, including those listed above, may cause an acquisition to be dilutive to Intuit’s operating earnings per share for a period of time. Any dilution of our non-GAAP diluted earnings per share could cause the price of our common stock to decline or grow at a reduced rate.
OPERATIONAL RISKS
Security incidents, improper access to or disclosure of our data or customers’ data, or other cyberattacks on our systems could harm our reputation, business, and financial condition.
We host, collect, use and retain large amounts of sensitive and personal customer and workforce information, including credit card information, tax return information, bank account numbers, credit report information, login credentials and passwords, personal and business financial data, transaction records, social security numbers and payroll information, as well as our confidential, nonpublic business information. The significant resources we expend to implement security protections designed to shield this data against potential theft and security incidents cannot provide absolute security.
Our technologies, systems, and networks have been subject to, and are increasingly likely to continue to be the target of, cyberattacks, computer viruses, ransomware or other malware, worms, social engineering, malicious software programs, insider threats, denial-of-service attacks and other cybersecurity threats that have in the past, and could in the future, result in the unauthorized release, gathering, monitoring, use, loss or destruction of sensitive and personal information of our customers and our workforce, or Intuit's sensitive business data or cause temporary or sustained unavailability of our data, software, and systems. Cybersecurity incidents can be caused by malicious third parties, acting alone or in groups, or more sophisticated organizations, including nation-states or state-sponsored organizations, and the risks could be elevated in connection with significant armed conflicts, acts of war or terrorism. Customers who fail to update their systems, continue to run software that we no longer support, fail to install security patches on a timely basis or inadequately use security controls create vulnerabilities and make it more difficult for us to detect and prevent these kinds of attacks. Further, we incorporate open source software into our products, and there may be vulnerabilities in open source software that make it susceptible to cyberattacks. Our use of AI in our internal operations and technologies may also create new vulnerabilities or methods of attack. In addition, techniques used to obtain unauthorized access to sensitive information change frequently and, as technologies like AI develop rapidly, malicious third parties are using these technologies to create new sophisticated attack methods that are increasingly automated, targeted and coordinated and more difficult to defend against. We have been and may in the future be a more frequent target of cyberattacks because cyber-criminals tend to focus their efforts on well-known offerings that hold sensitive personal or financial information.
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

18	Intuit Fiscal 2026 Form 10-K

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
Our use of Credit Karma user data is also subject to a Federal Trade Commission (FTC) order that requires maintenance of a comprehensive security program and biennial independent security assessments through 2034. Our failure to fulfill the requirements of the FTC’s order could result in fines, enforcement action, and reputational harm.
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
It is possible that malicious third parties may misrepresent their intended use of data or may circumvent our controls, resulting in accidental or intentional disclosure or misuse of our customer or workforce information, despite our efforts to conduct background checks of our workforce, conduct reviews of partners, developers, and vendors and use commercially available technologies to limit access to systems and data. Further, while we conduct due diligence on the security and business controls of our third-party partners, we may not have the ability to effectively monitor or oversee the implementation of these control measures. Malicious third parties may be able to circumvent these security and business controls or exploit vulnerabilities that may exist in these controls, resulting in the disclosure or misuse of sensitive business and personal customer or workforce information and data. In addition, malicious actors may attempt to use the information technology supply chain to compromise our systems by, for example, introducing malware through software updates. We cannot guarantee that third parties and infrastructure in our information technology supply chain have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of our systems and networks. This risk is exacerbated with the advancement of technologies like AI, which malicious third parties are using to create new, sophisticated and more frequent attacks on our third-party partners.
A security incident involving third parties we rely on may have serious negative consequences for our businesses, including disclosure of sensitive customer or workforce information, or confidential or competitively sensitive information regarding our business, including intellectual property and other proprietary data; make our products more vulnerable to fraudulent activity; cause temporary or sustained unavailability of our software and systems; result in possible litigation, fines, penalties and damages; result in loss of customer confidence; cause material harm to our reputation and brands; lead to further regulation and oversight by federal or state agencies; result in an adverse financial condition; and result in a reduced stock price.
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
Many of the industries in which we operate have been experiencing an increasing amount of fraudulent activities by malicious third parties, and those fraudulent activities are becoming increasingly sophisticated, including through the use of AI. We have been and may from time to time become targeted by such malicious third parties engaging in fraudulent activities. Any such fraudulent activities may adversely impact our business. In addition to any losses that may result from such fraud, which may be substantial, a loss of confidence by our customers or by governmental agencies in our ability to prevent fraudulent activity may seriously harm our business and damage our brand. If we cannot adequately combat such fraudulent activity, governmental authorities may refuse to allow us to continue to offer the affected services, or these services may otherwise be adversely

Intuit Fiscal 2026 Form 10-K	19

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
Our operations process a significant volume and dollar value of transactions on a daily basis, especially in our money offerings. It is possible that we may make errors or that funds may be misappropriated due to fraud despite our efforts to ensure that effective processing systems and controls are in place to handle transactions appropriately. The likelihood of any such error or misappropriation is magnified as we increase the volume and speed of the transactions we process. If we are unable to effectively manage our systems and processes, or if there is an error in our products, we may be unable to process customer data in an accurate, reliable and timely manner, which may harm our reputation, the willingness of customers to use our products, and our financial results. In our payments processing service business, if a disputed transaction between a merchant and its customer is not resolved in favor of the merchant, we may be required to pay those amounts to the payment or credit card network and these payments may exceed the amount of the customer reserves established to make such payments.
Business interruption or failure of our information technology and communication systems may impair the availability of our products and services, which may damage our reputation and harm our future financial results.
Our reputation and ability to attract, retain and serve our customers is dependent upon the reliable performance of our products and our underlying technical infrastructure. As we continue to grow our online services, we become more dependent on the continuing operation and availability of our information technology and communications systems and those of our external service providers, including, for example, third-party or cloud computing services and large language models. We do not have redundancy for all of our systems, and our disaster recovery planning may not account for all eventualities. For example, we have designed a significant portion of our software and computer systems to utilize data processing and storage capabilities provided by public cloud providers. If any public cloud service that we use is unavailable to us for any reason, our customers may not be able to access certain of our cloud products or features, which could significantly impact our operations, business, and financial results.
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

20	Intuit Fiscal 2026 Form 10-K

We regularly invest resources to update and improve our internal information technology systems and software platforms. Should our investments not succeed, or if delays or other issues with new or existing internal technology systems and software platforms disrupt our operations, our business could be harmed.
We rely on our network infrastructure, data hosting, public cloud, and software-as-a-service providers, and internal technology systems for many of our development, marketing, operational, support, sales, accounting, and financial reporting activities. We are continually investing resources to update and improve these systems and environments in order to meet the growing and changing requirements of our business and customers, including the integration of AI into our internal operations and technologies. If we experience prolonged delays or unforeseen difficulties in updating and upgrading our systems and architecture, we may experience outages, defects or other performance problems, and may not be able to deliver certain offerings or develop new offerings and enhancements that we need to remain competitive. Such improvements and upgrades are often complex, costly and time consuming. In addition, such improvements can be challenging to integrate with our existing technology systems, or may uncover problems with our existing technology systems. Unsuccessful implementation of hardware or software updates and improvements could result in outages, disruption in our business operations, loss of revenue, or damage to our reputation.
If we are unable to develop, manage and maintain critical third-party business relationships, our business may be adversely affected.
Our growth is increasingly dependent on the strength of our business relationships and our ability to continue to develop, manage and maintain new and existing relationships with third-party partners. We rely on various third-party partners, including software and service providers, platforms, suppliers, credit reporting bureaus, vendors, manufacturers, distributors, accountants, contractors, financial institutions, core processors, licensing partners and development partners, among others, in many areas of our business in order to deliver our offerings and operate our business. Credit Karma generates revenue from its relationships with financial institutions and other partners, which are subject to particular risks that affect their willingness to offer their products on Credit Karma's platform, such as adverse macroeconomic conditions, evolving limitations on their capacity to offer products on the platform, the introduction of competing products on their platforms, and increasing complexity in the regulatory environment. We also rely on third parties to support the operation of our business by maintaining our physical facilities, equipment, power systems and infrastructure. In certain instances, these third-party relationships are sole source or limited source relationships and can be difficult to replace or substitute depending on the level of integration of the third party’s products or services into, or with, our offerings and/or the general availability of such third party’s products and services. In addition, there may be few or no alternative third-party providers or vendors in the market. Further, there can be no assurance that we will be able to adequately retain third-party contractors engaged to help us operate our business.
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
Additionally, the business operations of our third-party partners and the third-party partners who support them have been and could continue to be disrupted, including as a result of major technical outages, uncertain macroeconomic conditions, such as trade wars, and global health crises, such as pandemics. If our third-party partners are unable to help us operate our business or prevent us from delivering critical services to our customers or accepting and fulfilling customer orders, our business and financial results may be negatively impacted. The failure of third parties to provide acceptable and high quality products, services and technologies or to update their products, services and technologies may result in a disruption to our business operations and our customers, which may reduce our revenues and profits, cause us to lose customers and damage our reputation. Alternative arrangements and services may not be available to us on commercially reasonable terms or at all, or we may experience business interruptions upon a transition to an alternative partner.
As we cannot control the day-to-day practices of our suppliers and business partners, we cannot ensure their compliance with the law and our policies regarding workplace and employment practices, data use and security, environmental compliance, intellectual property licensing, and other applicable regulatory and compliance requirements. Nevertheless, any such actions taken by our third-party partners may be associated with our brands and platform. Any violation of laws or implementation of practices regarded as unethical could result in supply chain disruptions, canceled orders, terminations of or damage to key relationships, and damage to our reputation.
We increasingly utilize third-party platforms, such as Apple’s App Store, Google’s Play Store, AI platforms and other digital channels, for the discovery and distribution of certain of our offerings, benefiting from the strong brand recognition and large user base of these platforms to attract new customers. However, the platform owners have wide discretion to change the pricing structure, terms of service and other policies or practices that can affect the visibility or the availability of our offerings. Any adverse changes by these third parties could adversely affect our financial results.

Intuit Fiscal 2026 Form 10-K	21

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
We continue to build and significantly invest in systems and tools that incorporate AI technologies, including agentic and generative AI for customers, experts, our workforce, and our internal business operations. We also use third parties to support this work. Developing, testing, and deploying resource-intensive AI systems may require additional investment and increase our costs. If we are unable to realize the benefits of these investments, our business and financial performance could be harmed. As with many innovations, AI presents risks, uncertainties, and challenges that could adversely impact our business. The development, adoption, and use of AI technologies are still in their early stages, and ineffective or inadequate AI development or deployment practices by Intuit or third-party developers or vendors could result in unintended consequences. For example, AI algorithms that we use may be flawed or may be based on datasets that are biased, inaccurate or insufficient. In addition, any latency, disruption, or failure in our AI systems or infrastructure could result in delays or errors in our offerings. There also may be real or perceived social harm, unfairness, or other outcomes that undermine public confidence in the use and deployment of AI. In addition, third parties may deploy AI technologies in a manner that reduces customer demand for our products and services. Any of the foregoing may result in decreased demand for our products or harm to our business, results of operations or reputation.
The legal and regulatory landscape surrounding AI technologies is complex, rapidly evolving and uncertain including in the areas of intellectual property, cybersecurity, and privacy and data protection. In addition, there is uncertainty around the validity and enforceability of intellectual property rights related to our use, development, and deployment of AI. Compliance with new or changing laws, regulations, or industry standards relating to AI may impose significant operational costs and may limit our ability to develop, deploy or use AI technologies. Failure to appropriately respond to this evolving landscape may result in legal liability, regulatory action, or brand and reputational harm.
If we experience significant product accuracy or quality problems or delays in product launches, it may harm our revenue, earnings and reputation.
Our customers rely on the accuracy of our offerings. All of our tax products and many of our non-tax products have rigid development timetables that increase the risk of errors in our products and the risk of launch delays. Our tax preparation software product development cycle is particularly challenging due to the need to incorporate unpredictable, ambiguous, and potentially late tax law and tax form changes each year and because our customers expect high levels of accuracy and a timely launch of these products to prepare and file their taxes by the tax filing deadline. Due to the complexity of our products and the condensed development cycles under which we operate, our products have in the past, and may contain in the future unexpected errors that could interfere with the operation of the software or result in incorrect calculations. The complexity of the tax laws on which our products are based may also make it difficult for us to consistently deliver offerings that contain the features, functionality and level of accuracy that our customers expect. When we encounter problems, we may be required to modify our code, work with state tax administrators to communicate with affected customers, assist customers with amendments, distribute patches to customers who have already purchased the product and recall or repackage existing product inventory in our distribution channels. If we encounter development challenges or discover errors in our products either late in our development cycle or after release, it may cause us to delay our product launch date or suspend product availability until such issues can be fixed. Any major defects, launch delays or product suspensions may lead to loss of customers and revenue, negative publicity, customer and employee dissatisfaction, reduced retailer shelf space and promotions, and increased operating expenses, such as inventory replacement costs, legal fees or other payments, including those resulting from our accuracy guarantee in our tax preparation products. For example, an error in our tax products could cause a compliance error for taxpayers, including the over or underpayment of their federal or state tax liability. While our accuracy guarantee commits us to reimburse penalties and interest paid by customers due solely to calculation errors in our tax preparation products, such errors may result in additional burdens on third parties that we may need to address or that may cause us to suspend the availability of our products until such errors are addressed. This could also affect our reputation, the willingness of customers to use our products, and our financial results. Further, as we connect customers to live tax experts and bookkeepers on our platform, we face the risk that these experts may provide advice that is erroneous, ineffective or otherwise

22	Intuit Fiscal 2026 Form 10-K

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

Intuit Fiscal 2026 Form 10-K	23

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
The legal and regulatory environment in which we operate is complex, varies across jurisdictions and is subject to frequent change and evolving interpretations. New or amended laws, regulations, executive orders, directives, policies, and enforcement priorities may also be introduced. These dynamics affect our business. As we expand our offerings and evolve our business models, we have, and may in the future, become subject to additional regulatory requirements and heightened regulatory scrutiny. Our ability to adopt emerging technologies, including AI, and to innovate for our customers and operate our business may be harmed by the uncertainty and complexity created by the evolving legal and regulatory environment. For example, in 2025, the European Union's Artificial Intelligence Act (AI Act) went into force regulating AI systems that affect individuals located in the EU. Additionally, countries and states are applying their data and consumer protection laws to AI and/or enacting or considering legal frameworks on AI, including Utah, Colorado, and California. Compliance with these laws, and similar emerging laws, may add significant costs to our business and may require us to change certain business practices to comply. In addition, some of our offerings, such as our lending and payments products, require licenses to operate. Our inability to obtain or maintain a license, or to comply with current or new license requirements, may materially harm our ability to operate in specific jurisdictions or subject us to regulatory fines or penalties.
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
Any perceived or actual failure to comply with applicable laws, regulations, and rules, including new interpretations of existing laws, regulations, and rules, could negatively impact our reputation, expose us to legal liability, fines, penalties, or require us to change our offerings or business operations. In addition, evolving laws, regulations, and rules may require us to modify our business practices or compliance programs in order to continue operating our businesses. Regulatory or legislative changes and other actions that materially affect our business may be announced with little or no advance notice, and we may be unable to respond effectively. As a result, we may face increased operating costs, reduced revenue opportunities, and may be unable to mitigate some or all of the adverse impacts those changes may cause. Any of the foregoing may adversely affect our ability to operate and may harm our results of operations.
Complex and evolving privacy and data protection regulations or changing customer expectations could result in claims, changes to our business practices, penalties or increased cost of operations or otherwise harm our business.
Regulations related to data privacy, cybersecurity, the collection, processing, storage, transfer and use of data, and the use of AI are evolving and becoming increasingly complex and fragmented. Many jurisdictions in which we operate globally have enacted, or are in the process of enacting, data privacy legislation or regulations aimed at creating and enhancing individual privacy rights. For example, the General Data Protection Regulation (GDPR) regulates the collection, use, and retention of personal information by our offerings in the EU. In addition, in the absence of a unified federal privacy standard, a growing number of U.S. states have enacted or introduced data privacy laws and regulations. Several countries have established specific legal requirements for cross-border data transfers and governmental authorities and privacy advocates around the world continue to propose new regulatory actions concerning data protection. Moreover, several jurisdictions are implementing or considering regulatory frameworks for AI that implicate data protection laws.
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
In addition, the evolution of global privacy treaties and frameworks has created compliance uncertainty and increased complexity. While the EU-U.S. Data Privacy Framework currently provides a basis for us to transfer personal data from the European Union to the U.S., the future of this framework is uncertain because it faces legal challenges in the European courts.

24	Intuit Fiscal 2026 Form 10-K

Each of these privacy, security and data protection requirements could impose significant limitations on us, require changes to our business practices, require notification to customers, workers, and others of a security incident, restrict our use or storage of personal information, limit our use of third-party tools and vendors, or cause changes in customer purchasing behavior that may make our business more costly, less efficient or impossible to conduct, and may require us to modify our current or future products or services, which may make customers less likely to purchase our products and may harm our future financial results. Additionally, any actual or alleged noncompliance with these laws and regulations, or failure to meet evolving customer expectations could result in negative publicity or harm to our reputation and subject us to investigations, claims or other remedies, including demands that we modify or cease existing business practices, and expose us to significant fines, penalties and other damages. We have incurred, and may continue to incur, significant expenses to comply with existing privacy and security standards and protocols imposed by law, regulation, industry standards or contractual obligations.
We are frequently a party to litigation and regulatory inquiries which could result in an unfavorable outcome and have an adverse effect on our business, financial condition, results of operation and cash flows.
We are subject to various legal proceedings (including class action lawsuits), claims and regulatory inquiries that have arisen out of the ordinary conduct of our business and are not yet resolved and additional proceedings, claims and inquiries may arise in the future. The number and significance of these proceedings, claims and inquiries may increase as our businesses evolve and the enforcement of priorities of regulatory agencies change. Any proceedings, claims or inquiries initiated by or against us, whether successful or not, may be time consuming; result in costly litigation, damage awards, consent decrees, injunctive relief or increased costs of business; require us to change our business practices or products; require significant amounts of management time; result in diversion of significant operations resources; or otherwise harm our business and future financial results. For further information about specific litigation, see Part I, Item 3, “Legal Proceedings.”
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

Intuit Fiscal 2026 Form 10-K	25

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
An increasing number of states and foreign jurisdictions have adopted laws or administrative practices that impose new taxes on all or a portion of gross revenue or other similar amounts or impose additional obligations to collect transaction taxes, such as sales, consumption, value added, or similar taxes. We may not have sufficient lead time to build systems and processes to collect these taxes properly, or at all. Failure to comply with such laws or administrative practices, or a successful assertion by such states or foreign jurisdictions requiring us to collect taxes where we do not, could result in material tax liabilities, including for past sales, as well as penalties and interest.
Adverse global macroeconomic conditions could harm our business and financial condition.
Adverse macroeconomic conditions, and perceptions or expectations about current or future conditions, such as volatility or distress in the financial markets, recession or inflationary pressures, slowing growth, rising interest rates, rising unemployment, rising consumer debt levels, reduced consumer confidence or economic activity, government fiscal and tax policies, U.S. and international trade relationships, government shutdowns and austerity programs could negatively affect our business and financial condition. These macroeconomic conditions or global events, such as political instability, sanctions, and war, have caused, and could, in the future, cause disruptions and volatility in global financial markets, increased rates of default and bankruptcy, decreases in consumer and small business spending and other unforeseen consequences. It is difficult to predict the impact of such events on our partners, customers, users, or economic markets more broadly, which have been and will continue to be highly dependent upon the actions of governments and businesses in response to macroeconomic events, and the effectiveness of those actions. Additionally, adverse developments that affect financial institutions, such as bank failures, or concerns or speculation about similar events or risks, could lead to liquidity challenges and further instability in the financial markets, which may in turn cause third parties, including customers, to become unable to meet their obligations under various types of financial arrangements. Moreover, because the majority of our revenue is derived from sales within the U.S., economic conditions in the U.S. have an even greater impact on us than companies with a more diverse international presence. Macroeconomic conditions, and perceptions or expectations about current or future conditions, could cause potential new customers not to purchase or to delay purchasing our offerings, and could cause our existing customers to discontinue purchasing or delay upgrades of our existing offerings. Some financial institutions and other entities have in the past decreased or suspended their activity on Credit Karma’s platform and could do so in the future. In addition, increased interest rates may make offers from Credit Karma’s partners less attractive to Credit Karma's users. Users may decrease their engagement on the platform or their creditworthiness could be negatively impacted, reducing users' ability to qualify, or to receive attractive or favorable terms, for platform offerings, such as credit cards and loans. Decreased consumer spending levels could also reduce payment processing volumes, causing reductions in our payments revenue. High unemployment and changes in the tax code and the government programs that are administered by tax authorities have caused, and could in the future cause, a significant decrease in the number of tax returns filed, which may have a significant effect on the number of tax returns we prepare and file. In addition, weakness in our end-user markets could negatively affect the cash flow of our distributors who could, in turn, delay paying their obligations to us, which could increase our credit risk exposure and cause delays in our recognition of revenue or future sales to these customers. Adverse economic conditions may also increase the costs of operating our business, including vendor, supplier and workforce expenses. Additionally, any inability to access the capital markets when needed due to volatility or illiquidity in the markets or increased regulatory liquidity and capital

26	Intuit Fiscal 2026 Form 10-K

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
We provide qualified small and mid-market businesses and consumers with access to capital from third-party lenders, including term loans, lines of credit and business credit cards. We purchase some or all of those loans from the lender. This activity exposes us to the risk of the borrowers’ inability to repay such loans or fraudulent activity in applying for such products. We have entered into credit arrangements with financial institutions as a source of funding to purchase some or all of the loans. Any termination or interruption in the financial institutions’ ability to lend to us could interrupt our ability to provide capital to these borrowers. Further, the credit decisioning, pricing, loss forecasting, scoring and other models used to evaluate loan applications may contain errors or may not adequately assess creditworthiness of the borrowers, or may be otherwise ineffective, resulting in incorrect approvals or denials of loans. It is also possible that loan applicants could provide false or incorrect information. Moreover, adverse macroeconomic conditions, such as inflation and rising interest rates, have impacted and may continue to impact both small and mid-market businesses and consumers, and may increase the likelihood that the borrowers are unable to repay their loans. These risks are exacerbated as we expand into new products and customer segments. If any of the foregoing events were to occur, our reputation, relationships with borrowers, collections of loans receivable and financial results could be harmed.
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

Intuit Fiscal 2026 Form 10-K	27

such financing. There can be no assurance that any refinancing or additional financing would be available on terms that are favorable or acceptable to us, if at all. For further information about our indebtedness, see Part II, Note 7 to the consolidated financial statements in Item 8 of this Annual Report.
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
Our stock price is subject to changes in recommendations or earnings estimates by financial analysts, changes in investors’ or analysts’ valuation measures for our stock, our credit ratings and market trends unrelated to our performance, including perceptions about the impact of evolving technologies, including AI, on our business. Furthermore, speculation in the press or investment community about our strategic position, financial condition, results of operations, business, security of our products, or legal proceedings can cause changes in our stock price. These factors, as well as general economic and political conditions, including the effects of a general slowdown in the global economy, inflationary pressures, pandemics, significant armed conflicts, acts of war and terrorism, and the timing of announcements in the public market regarding new products, product enhancements or technological advances by our competitors or us, and any announcements by us of acquisitions, major transactions, or management changes may cause volatility in our stock price. Moreover, inflationary pressures, pandemics, and significant armed conflicts, acts of war and terrorism have caused, and in the future may cause, increased volatility in the global financial markets and, in turn, our stock price. Further, any changes in the amounts or frequency of share repurchases or dividends may also adversely affect our stock price. A significant drop in our stock price could expose us to the risk of securities class action lawsuits, which may result in substantial costs and divert management’s attention and resources, which may adversely affect our business.

28	Intuit Fiscal 2026 Form 10-K

ITEM 1B - UNRESOLVED STAFF COMMENTS
None.

ITEM 1C - CYBERSECURITY

RISK MANAGEMENT AND STRATEGY
We host, collect, process, use, and retain large amounts of sensitive and personal information across an array of our own and third-party information systems. To help protect these systems and data, we have implemented a robust information security program that includes numerous administrative, technical, and physical safeguards. We strive to advance our cyber defenses with evolving technology and utilize a combination of purchased and internally developed tools, including AI-powered security tools, to help minimize impacts from cyber threats. In general, we seek to address cybersecurity risks through a cross-functional approach. This approach focuses on protecting business operations and preserving the confidentiality, integrity, and availability of systems and data by preventing and mitigating cybersecurity threats, as well as effectively responding to cybersecurity incidents when they occur.
Our information security program includes:
•Having designated information security personnel, led by our Chief Information Security and Fraud Prevention Officer (CISO), who has decades of relevant experience and also serves as Chief Information Officer. The CISO is supported primarily by our Cybersecurity, Compliance, Risk, and Fraud Team (CyberCRAFT), which consists of approximately 550 professionals as of July 31, 2026. In addition to bringing their current expertise to their roles, CyberCRAFT professionals have the ability to participate in our specialized training and development programs to further enhance their cybersecurity skill sets and cross-train on related capabilities. The CISO works closely with the Company’s internal legal team to oversee compliance with legal, regulatory, and contractual security requirements;
•Risk assessments designed to help identify and prioritize significant cybersecurity risks. Our process for identifying and assessing material risks from cybersecurity threats includes incorporation of an internally developed threat catalog and our tracking of trends for areas such as vulnerability management, our leverage of technical standards and guidance, input from our participation and collaboration with law enforcement and government initiatives, and our internal and vendor-supported threat intelligence initiatives. The cybersecurity risk assessment operates alongside our broader enterprise-wide risk assessment and management process, and key cybersecurity risks are presented to the Audit and Risk Committee in a manner that helps frame cybersecurity risks as part of a broader risk context;
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
Additionally, we maintain cybersecurity insurance, which may cover some or all of the potential losses from a cybersecurity incident. During the last fiscal year, we did not identify any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that materially affected Intuit, including its business strategy, results of operations, or financial condition. However, we continue to face ongoing and increasing cybersecurity risks which may materially affect us in the

Intuit Fiscal 2026 Form 10-K	29

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
MANAGEMENT OVERSIGHT
As part of management oversight, our CEO receives monthly updates from the CISO and representatives from CyberCRAFT. These updates provide a recurring overview of cybersecurity trends and status updates (e.g., security events, fraud detection, IT roadmap progress, follow-up from prior assessments, security awareness exercise results), as well as a more focused analysis on select cybersecurity topics for the month. Examples of prior topics include recent cybersecurity legislation, cybersecurity incidents affecting external entities, and trends in cybersecurity controls and adoption. As part of our incident response processes, incidents are classified based on the incident’s characteristics. For certain risk-based classifications of incidents, the CEO and other members of the executive leadership team are also informed and contribute as part of our incident response processes.
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

ITEM 2 - PROPERTIES
Our principal locations, their purposes, and the expiration dates for the leases on facilities at those locations as of July 31, 2026, are shown in the table below. We have renewal options on many of our leases.

Location	Purpose	Approximate Square Feet	Principal Lease Expiration Dates

Mountain View, California	Corporate headquarters and principal offices for Global Business Solutions segment	364,000	Owned
		359,000	2029 - 2034
Bangalore, India	Principal offices for Intuit India	478,000	2026
San Diego, California	Principal offices for Consumer segment	466,000	Owned
We also lease or own facilities in a number of domestic locations and lease facilities internationally in Canada, Israel, the United Kingdom, and other locations. We believe our facilities are suitable and adequate for our current and near-term needs, and that we will be able to locate additional facilities as needed. We have leased additional office space in Bangalore, India that is not reflected above, as it is not yet occupied. See Note 9 to the consolidated financial statements in Item 8 of this Annual Report for more information about our lease commitments.

ITEM 3 - LEGAL PROCEEDINGS
See Note 13 to the consolidated financial statements in Item 8 of this Annual Report for a description of legal proceedings.

ITEM 4 - MINE SAFETY DISCLOSURES
None.

30	Intuit Fiscal 2026 Form 10-K

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information for Common Stock
Intuit’s common stock is quoted on the Nasdaq Global Select Market under the symbol “INTU.”
Stockholders
As of August 31, 2026, we had 405 record holders and approximately 1,590,000 beneficial holders of our common stock.
Dividends
We declared cash dividends that totaled $4.80 per share of outstanding common stock, or $1.3 billion, during fiscal 2026 and $4.16 per share of outstanding common stock, or $1.2 billion, during fiscal 2025. In August 2026, our Board of Directors declared a quarterly cash dividend of $1.38 per share of outstanding common stock payable on October 16, 2026 to stockholders of record at the close of business on October 8, 2026. We currently expect to continue to pay comparable cash dividends on a quarterly basis in the future; however, future declarations of dividends and the establishment of future record dates and payment dates are subject to the final determination of our Board of Directors.
Recent Sales of Unregistered Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Stock repurchase activity during the three months ended July 31, 2026 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans

May 1, 2026 through May 31, 2026	1,692,192	$365.64	1,692,192	$9,313,245,367
June 1, 2026 through June 30, 2026	2,571,249	$280.60	2,571,249	$8,591,759,742
July 1, 2026 through July 31, 2026	2,543,273	$287.48	2,543,273	$7,860,608,979
Total	6,806,714	$304.31	6,806,714
Note: On August 19, 2025, our Board of Directors approved an increase in the authorization under the existing stock repurchase program to repurchase up to an additional $3.2 billion of our common stock. On May 7, 2026, our Board of Directors approved an increase in the authorization under the existing stock repurchase program to repurchase up to an additional $8.0 billion of our common stock. All of the shares repurchased during the three months ended July 31, 2026 were purchased under this program. At July 31, 2026, we had remaining authorization from our Board of Directors for up to $7.9 billion in stock repurchases.

Intuit Fiscal 2026 Form 10-K	31

Company Stock Price Performance
The graph below compares the cumulative total stockholder return on Intuit common stock for the last five full fiscal years with the cumulative total returns on the S&P 500 Index and the S&P 500 Information Technology Index for the same period. The graph assumes that $100 was invested in Intuit common stock and in each of the other indices on July 31, 2021, and that all dividends were reinvested. The comparisons in the graph below are based on historical data, with Intuit common stock prices based on the closing price on the dates indicated, and are not intended to forecast the possible future performance of Intuit’s common stock. We have selected the S&P 500 Information Technology Index as our industry index to replace the Morgan Stanley Technology Index, which we used in prior years but has been discontinued. A five year cumulative return comparison to the discontinued index is not available.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Intuit Inc., the S&P 500 Index,
and S&P 500 Information Technology Index

$300
$250
$200
$150
$100
$50
$0
7/21
7/22
7/23
7/24
7/25
7/26
Intuit Inc.
S&P 500
S&P 500 Information Technology Index

Copyright© 2026 Standard and Poor’s, a division of S&P Global. All rights reserved.

	July 31, 2021	July 31, 2022	July 31, 2023	July 31, 2024	July 31, 2025	July 31, 2026
Intuit Inc.	$100.00	$86.55	$97.81	$124.48	$151.97	$61.88
S&P 500	$100.00	$95.36	$107.77	$131.64	$153.14	$183.10
S&P 500 Information Technology Index	$100.00	$94.49	$119.86	$162.04	$200.37	$252.91

ITEM 6 - [RESERVED]

32	Intuit Fiscal 2026 Form 10-K

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
Effective August 1, 2025, we combined our Consumer, Credit Karma, and ProTax businesses into a single Consumer segment in order to better serve the diverse financial needs of our customers as one consumer platform. Our chief operating decision maker allocates resources and assesses segment performance using regularly provided segment revenue and segment operating income information under this updated segment structure. To align results under this segment change, certain selling and marketing, product development, and general and administrative expenses for Credit Karma that were managed at the segment level are now managed at the platform level and are included in other corporate expenses rather than in segment expenses. Also on August 1, 2025, we reorganized certain marketing, communications, and customer success functions in our Global Business Solutions segment that support and benefit our overall platform and are managed at that level rather than at the segment level. Additionally, certain data science and analytics teams that were managed at the platform level are now managed at the segment level. We have recast certain previously reported amounts to conform to these segment changes. As a result of these changes, for the twelve months ended July 31, 2025 and 2024, we reclassified expenses totaling $9 million and $16 million from Global Business Solutions and $606 million and $585 million from Consumer to other corporate expenses, respectively, to conform to the current presentation. The recast of prior period information had no impact on our consolidated balance sheets, consolidated income statements, or consolidated cash flow statements. See Note 14 to the consolidated financial statements in Item 8 of this Annual Report for more information.
In May 2026, our management approved and initiated a plan of reorganization (the 2026 Plan) to simplify the company’s organizational structure and become a faster, leaner, more focused company. As part of the 2026 Plan, we are reducing our full-time workforce and are closing certain sites in service to growing technology teams and capabilities in strategic locations. We expect the actions associated with the 2026 Plan to be substantially complete by the first quarter of fiscal 2027. Total restructuring costs associated with the 2026 Plan are estimated to be approximately $315 million. During the twelve months ended July 31, 2026, we recorded a $293 million charge in connection with the 2026 Plan. This charge was primarily related to severance and employee benefits and was recorded to restructuring in our consolidated statements of operations. See Note 15 to the consolidated financial statements in Item 8 of this Annual Report for more information.
Effective August 1, 2026, we began managing Mailchimp as a separate operating segment from Global Business Solutions. Mailchimp will be a separate reportable segment beginning in fiscal 2027.

EXECUTIVE OVERVIEW
This overview provides a high-level discussion of our operating results and some of the trends that affect our business. We believe that an understanding of these trends is important in order to understand our financial results for fiscal 2026, as well as our future prospects. This summary is not intended to be exhaustive, nor is it a substitute for the detailed discussion and analysis provided elsewhere in this Annual Report on Form 10-K.

Intuit Fiscal 2026 Form 10-K	33

Industry Trends and Seasonality
Industry Trends
Existing and emerging technologies, including AI, are transforming multiple industries, in particular financial technology. Disruptive startups, emerging ecosystems, and mega-platforms are harnessing new technology to create personalized experiences, deliver predictive and data-driven insights, perform and automate tasks, and increase speed of service. These shifts are creating a more dynamic and highly competitive environment where customer needs and expectations are evolving as more services become digitized, intelligent, and automated, and the array of choices continues to increase.
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
We expect the seasonality of these offerings to continue to have a material impact on our quarterly financial results in the future.

Key Challenges and Risks
Our growth strategy depends upon our ability to innovate, develop, and continue to introduce emerging technologies, including AI, to drive broad adoption of our products and services and enter new markets. Our future growth also increasingly depends on the strength of our third-party business relationships and our ability to continue to develop, maintain, and strengthen new and existing relationships. To remain competitive and continue to grow, we are investing significant resources in our product development, marketing, and sales capabilities, and we expect to continue to do so in the future. Our future success also depends on our ability to attract, retain, and develop highly skilled employees, including individuals in technical and leadership roles who are critical to the execution of our growth strategy, in a highly competitive talent market.
As we expand our portfolio of online services, the continued operation and availability of our platforms and systems and those of our external service providers have become increasingly important. Because we help customers manage their financial lives, we face risks associated with the hosting, collection, use, and retention of personal customer information and data. We are investing significant management attention and resources in our information technology infrastructure and in our privacy and security capabilities, and we expect to continue to do so in the future.
We operate in industries that are experiencing an increasing amount of fraudulent activities by malicious third parties, and those fraudulent activities are becoming increasingly sophisticated, including through the use of AI and other emerging technologies. We continue to invest and implement additional security measures. We work with state and federal governments to implement industry-wide security and anti-fraud measures, including sharing information regarding suspicious activity. We also work with the broader industry and government to protect our customers against this type of fraud.
Our operations are impacted by a rapidly evolving regulatory environment and face increasingly heightened scrutiny. We are subject to numerous federal, state, local, and foreign laws and regulations covering a broad and expanding range of subject matters, both in the United States (U.S.) and internationally.
For a complete discussion of the most significant risks and uncertainties affecting our business, please see “Forward-Looking Statements” immediately preceding Part I and “Risk Factors” in Item 1A of Part I of this Annual Report.

34	Intuit Fiscal 2026 Form 10-K

Overview of Financial Results
The most important financial indicators that we use to assess our business are revenue growth for the company as a whole and for each reportable segment; operating income growth for the company as a whole; earnings per share; and cash flow from operations. We also track certain non-financial drivers of revenue growth and, when material, identify them in the applicable discussions of segment results below. Service offerings are a significant part of our business. In fiscal 2026, our total service revenue was $18.9 billion, or 88% of our total revenue, and we expect our total service revenue as a percentage of our total revenue to grow over the long term.
Key highlights for fiscal 2026 include the following:

Revenue of	Global Business Solutions revenue of	Consumer revenue of
$21.4 B	$12.9 B	$8.6 B
up 14% from fiscal 2025	up 16% from fiscal 2025	up 11% from fiscal 2025

Operating Income of	Net income of	Diluted net income per share of
$5.9 B	$4.6 B	$16.46
up 20% from fiscal 2025	up 18% from fiscal 2025	up 20% from fiscal 2025

Cash flow from operations of
$8.8 B
up 42% from fiscal 2025

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

Intuit Fiscal 2026 Form 10-K	35

Revenue Recognition
We derive our revenue primarily from the sale of online offerings such as tax, accounting, payroll, merchant payment processing services, delivery of qualified links, marketing automation, live expert advice, financing for small and mid-market businesses, and desktop software products, desktop software subscriptions, and financial supplies. Our contracts with customers often include promises to transfer multiple products and services, which are primarily recognized ratably over the relevant period or when the customer consumes the related service. In determining how revenue should be recognized, a five-step process is used, which requires judgment and estimates within the revenue recognition process. The primary judgments include identifying the performance obligations in the contract and determining whether the performance obligations are distinct. If any of these judgments were to change, it could cause a material increase or decrease in the amount of revenue we report in a particular period. For additional information, see “Description of Business and Summary of Significant Accounting Policies – Revenue Recognition” in Note 1 to the consolidated financial statements in Item 8 of this Annual Report.
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
As described in “Description of Business and Summary of Significant Accounting Policies – Goodwill, Acquired Intangible Assets, and Other Long-Lived Assets” in Note 1 to the consolidated financial statements in Item 8 of this Annual Report, in order to estimate the fair value of goodwill, we use a weighted combination of a discounted cash flow model (known as the income approach) and comparisons to publicly traded companies engaged in similar businesses (known as the market approach). The income approach requires us to use a number of assumptions, including market factors specific to the business, the amount and timing of estimated future cash flows to be generated by the business over an extended period of time, long-term growth rates for the business, and a rate of return that considers the relative risk of achieving the cash flows and the time value of money. We evaluate cash flows at the reporting unit level. Although the assumptions we use in our discounted cash flow model are consistent with the assumptions we use to generate our internal strategic plans and forecasts, significant judgment is required to estimate the amount and timing of future cash flows from each reporting unit and the relative risk of achieving those cash flows. When using the market approach, we make judgments about the comparability of publicly traded companies engaged in similar businesses. We base our judgments on factors such as size, growth rates, profitability, risk, and return on investment. We also make judgments when adjusting market multiples of revenue, operating income, and earnings for these companies to reflect their relative similarity to our own businesses. See Note 6 to the consolidated financial statements in Item 8 of this Annual Report for a summary of goodwill by reportable segment.
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
During the fourth quarters of fiscal 2026, fiscal 2025, and fiscal 2024, we performed our annual goodwill impairment tests. Using the methodology described in “Description of Business and Summary of Significant Accounting Policies – Goodwill, Acquired Intangible Assets, and Other Long-Lived Assets,” in Note 1 to the consolidated financial statements in Item 8 of this Annual Report, we determined that the estimated fair values of all of our reporting units substantially exceeded their carrying values and that they were not impaired.
Legal Contingencies
We are subject to certain legal proceedings, as well as demands, claims, and threatened litigation that arise in the normal course of our business. We review the status of each significant matter quarterly and assess our potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, we

36	Intuit Fiscal 2026 Form 10-K

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

Intuit Fiscal 2026 Form 10-K	37

RESULTS OF OPERATIONS
A discussion regarding our financial condition and results of operations for fiscal 2026 compared to fiscal 2025 is presented below. A discussion regarding our financial condition and results of operations for fiscal 2025 compared to fiscal 2024 can be found under Item 7 of Part II in our Annual Report on Form 10-K for the fiscal year ended July 31, 2025, filed with the SEC on September 3, 2025, which is available free of charge on the SEC’s website at www.sec.gov and on the Investor Relations section of our corporate website at investors.intuit.com.

Financial Overview

(Dollars in millions, except per share amounts)	Fiscal 2026	Fiscal 2025	Fiscal 2024	2026-2025 % Change	2025-2024 % Change
Total net revenue	$21,448	$18,831	$16,285	14%	16%
Operating income	5,884	4,923	3,630	20%	36%
Net income	4,566	3,869	2,963	18%	31%
Diluted net income per share	$16.46	$13.67	$10.43	20%	31%
Total net revenue increased $2.6 billion, or 14%, in fiscal 2026 compared with fiscal 2025. Our Global Business Solutions segment revenue increased 16% due to growth in our Online Ecosystem revenue from growth in QuickBooks Online Accounting, money, and payroll. Consumer segment revenue increased 11% due to strength in our Credit Karma personal loan, credit card, and insurance verticals and growth in assisted tax and our consumer money offerings, partially offset by a decrease in revenue due to fewer TurboTax federal units. See “Segment Results” later in this Item 7 for more information.
Operating income increased $961 million, or 20%, in fiscal 2026 compared with fiscal 2025. The increase in operating income was due to the increase in revenue described above, partially offset by an increase in expenses. Total expenses increased due to higher outside services (which include hosting), staffing, restructuring, marketing, QuickBooks Capital cost of revenue due to increased loan volume, share-based compensation, SaaS subscriptions and licenses, and online payment cost of revenue. See “Operating Expenses” later in this Item 7 for more information. See Note 15 to the consolidated financial statements in Item 8 of this Annual Report for more information on our restructuring charges.
Net income increased $697 million, or 18%, in fiscal 2026 compared with fiscal 2025. The increase in net income was due to the increase in operating income described above and an increase in interest and other income, partially offset by an increase in income tax expense. The increase in interest and other income is the result of $180 million in net realized and unrealized gains on long-term investments recorded in fiscal 2026 and $40 million in losses, net of upward adjustments, on long-term investments recorded in fiscal 2025. The increase in income tax expense is due to the increase in operating income described above and tax shortfalls related to share-based compensation. Diluted net income per share increased 20% to $16.46 for fiscal 2026, due to the increase in net income and decrease in our weighted shares outstanding as a result of our increased share repurchase activity.

Segment Results
The information below is organized in accordance with our two reportable segments. All of our segments operate and sell to customers primarily in the U.S. Total international net revenue was approximately 8% of consolidated total net revenue in each of the twelve months ended July 31, 2026, 2025, and 2024.
Effective August 1, 2025, we combined our Consumer, Credit Karma, and ProTax businesses into a single Consumer segment in order to better serve the diverse financial needs of our customers as one consumer platform. Our chief operating decision maker allocates resources and assesses segment performance using regularly provided segment revenue and segment operating income information under this updated segment structure. To align results under this segment change, certain selling and marketing, product development, and general and administrative expenses for Credit Karma that were managed at the segment level are now managed at the platform level and are included in other corporate expenses rather than in segment expenses. Also on August 1, 2025, we reorganized certain marketing, communications, and customer success functions in our Global Business Solutions segment that support and benefit our overall platform and are managed at that level rather than at the segment level. Additionally, certain data science and analytics teams that were managed at the platform level are now managed at the segment level. We have recast certain previously reported amounts to conform to these segment changes. As a result of these changes, for the twelve months ended July 31, 2025 and 2024, we reclassified expenses totaling $9 million and $16 million from Global Business Solutions and $606 million and $585 million from Consumer to other corporate expenses, respectively, to conform to the current presentation. The recast of prior period information had no impact on our consolidated balance sheets, consolidated income statements, or consolidated cash flow statements.
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

38	Intuit Fiscal 2026 Form 10-K

segments in unallocated corporate items as we do not allocate these expenses to the segments because they are managed at the platform level. Customer success includes the costs of tax and bookkeeping experts that support our TurboTax Expert Assist, TurboTax Expert Full Service, and Intuit Experts offerings. Unallocated corporate items also include share-based compensation, amortization of acquired technology, amortization of other acquired intangible assets, goodwill and intangible asset impairment charges, professional fees and transaction costs related to business combinations, and restructuring charges. These unallocated corporate costs for all segments totaled $10.3 billion in fiscal 2026, $9.3 billion in fiscal 2025, and $8.6 billion in fiscal 2024. Unallocated corporate items increased in fiscal 2026 compared with fiscal 2025 due to increases in research and development expense, restructuring costs, and cost of service revenue. See Note 14 to the consolidated financial statements in Item 8 of this Annual Report for reconciliations of total segment operating income to consolidated operating income for each fiscal year presented.

Intuit Fiscal 2026 Form 10-K	39

Global Business Solutions
Global Business Solutions segment revenue includes both Online Ecosystem and Desktop Ecosystem revenue.
Our Online Ecosystem includes revenue from:
•QuickBooks Online, Intuit Enterprise Suite, and Intuit Accountant Suite financial and business management offerings;
•Intuit Experts;
•QuickBooks Workforce solutions, including QuickBooks Online Payroll and QuickBooks Time;
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

Global Business Solutions segment service revenue is primarily derived from our Online Ecosystem revenue and revenue from the services, support, and when-and-if-available product upgrades and enhancements that are provided as part of our QuickBooks Desktop subscriptions; services and support for our desktop payroll offerings, and merchant payment processing services. Global Business Solutions segment product and other revenue is primarily derived from revenue related to delivery of software licenses, version protection updates, and payroll software updates for our QuickBooks Desktop subscriptions and desktop payroll offerings, which are part of our Desktop Ecosystem.

(Dollars in millions)	Fiscal 2026	Fiscal 2025	Fiscal 2024	2026-2025 % Change	2025-2024 % Change
Service revenue	$10,996	$9,325	$7,792
Product and other revenue	1,868	1,752	1,741
Total segment revenue	$12,864	$11,077	$9,533	16%	16%
% of total revenue	60%	59%	59%

Segment operating income	$9,887	$8,476	$7,173	17%	18%
% of related revenue	77%	77%	75%

40	Intuit Fiscal 2026 Form 10-K

Revenue classified by significant service and product offerings was as follows:

(Dollars in millions)	Fiscal 2026	Fiscal 2025	Fiscal 2024	2026-2025 % Change	2025-2024 % Change
Net revenue:
QuickBooks Online Accounting	$5,051	$4,120	$3,379	23%	22%
Online Services	4,867	4,182	3,513	16%	19%
Total Online Ecosystem	9,918	8,302	6,892	19%	20%
QuickBooks Desktop Accounting	1,801	1,672	1,575	8%	6%
Desktop Services and Supplies	1,145	1,103	1,066	4%	3%
Total Desktop Ecosystem	2,946	2,775	2,641	6%	5%
Total Global Business Solutions	$12,864	$11,077	$9,533	16%	16%
Revenue for our Global Business Solutions segment increased $1.8 billion, or 16%, in fiscal 2026 compared with fiscal 2025. The increase was due to growth in Online Ecosystem revenue, which contributed $1.6 billion to the increase for fiscal 2026.
Online Ecosystem
Online Ecosystem revenue increased $1.6 billion, or 19%, in fiscal 2026 compared with fiscal 2025. QuickBooks Online Accounting revenue increased $931 million, or 23%, in fiscal 2026 compared with fiscal 2025 due to the interrelated factors of higher effective prices, customer growth, and mix shift. Online Services revenue increased $685 million, or 16%, in fiscal 2026 compared with fiscal 2025 due to increases in revenue from our money offerings of $434 million and our payroll offerings of $266 million. Revenue increases were due to the interrelated factors described below. Money revenue increased $434 million reflecting a $257 million increase in payments revenue driven by payments customer growth, higher total payment volume per customer, and higher revenue yield, and a $177 million increase from QuickBooks Capital due to increased loan volume. Online payroll revenue increased due to mix shift, customer growth, and higher effective prices.
Online Ecosystem average revenue per customer, which we define as total online ecosystem revenue divided by the average number of online paying customers, increased 15% for fiscal 2026 compared with fiscal 2025. Online Ecosystem paying customers, which we define as the sum of all QuickBooks Online paying customers, QuickBooks Time customers, Mailchimp paying customers, and customers who subscribe to standalone services outside of QuickBooks Online, increased 3% as of July 31, 2026 compared with July 31, 2025.
Desktop Ecosystem
Desktop Ecosystem revenue increased $171 million, or 6%, in fiscal 2026 compared with fiscal 2025. The increase was due to higher effective prices.
Global Business Solutions segment operating income increased $1.4 billion, or 17%, in fiscal 2026 compared with fiscal 2025 due to the increase in revenue described above, partially offset by increases in QuickBooks Capital cost of revenue of $115 million due to increased loan volume, online payments cost of revenue of $80 million, staffing expenses of $70 million, and outside services expenses of $51 million.
On August 1, 2025, we reorganized certain marketing, communications, and customer success functions in our Global Business Solutions segment that support and benefit our overall platform and are managed at that level rather than at the segment level. Additionally, certain data science and analytics teams that were managed at the platform level are now managed at the segment level. We have recast certain previously reported amounts to conform to these segment changes. As a result of these changes, for the twelve months ended July 31, 2025 and 2024, we reclassified expenses totaling $9 million and $16 million from Global Business Solutions to other corporate expenses to conform to the current presentation.

Intuit Fiscal 2026 Form 10-K	41

Consumer
Consumer segment revenue includes the following:
•TurboTax: TurboTax Online; TurboTax Expert Assist and TurboTax Expert Full Service offerings; TurboTax desktop tax return preparation software; electronic tax filing services; consumer money offerings, which include early access to tax refunds, File Now, Pay Later loans, and Credit Karma Money; and related services.
•Credit Karma: cost-per-action transactions, which include the delivery of qualified links that result in completed actions, such as credit card issuances and personal and auto loan funding; cost-per-click and cost-per-lead transactions, which include user clicks on advertisements or advertisements that allow for the generation of leads, and primarily relate to home loans and insurance businesses.
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

(Dollars in millions)	Fiscal 2026	Fiscal 2025	Fiscal 2024	2026-2025 % Change	2025-2024 % Change
Service revenue	$7,915	$7,075	$6,069
Product and other revenue	669	679	683
Total segment revenue	$8,584	$7,754	$6,752	11%	15%
% of total revenue	40%	41%	41%

Segment operating income	$6,308	$5,760	$5,012	10%	15%
% of related revenue	73%	74%	74%
Revenue classified by significant service and product offerings was as follows:

(Dollars in millions)	Fiscal 2026	Fiscal 2025	Fiscal 2024	2026-2025 % Change	2025-2024 % Change
Net revenue:
TurboTax	$5,296	$4,933	$4,508	7%	9%
Credit Karma	2,641	2,200	1,645	20%	34%
ProTax	647	621	599	4%	4%
Total Consumer	$8,584	$7,754	$6,752	11%	15%
Revenue for our Consumer segment increased $830 million, or 11%, in fiscal 2026 compared with fiscal 2025 due to increases in Credit Karma revenue of $441 million and TurboTax revenue of $363 million. The increase in Credit Karma revenue is due to increases in revenue from our personal loan vertical of $235 million, our credit card vertical of $101 million, and our insurance vertical of $85 million. The increase in TurboTax revenue is due to growth in assisted tax and our consumer money offerings, partially offset by a decrease in revenue due to fewer TurboTax federal units.
Consumer segment operating income increased $548 million, or 10%, in fiscal 2026 compared with fiscal 2025 due to the increase in revenue described above, partially offset by an increase in marketing expenses of $191 million and sales-related expenses of $44 million.

42	Intuit Fiscal 2026 Form 10-K

Effective August 1, 2025, we combined our Consumer, Credit Karma, and ProTax businesses into a single Consumer segment in order to better serve the diverse financial needs of our customers as one consumer platform. Our chief operating decision maker allocates resources and assesses segment performance using regularly provided segment revenue and segment operating income information under this updated segment structure. To align results under this segment change, certain selling and marketing, product development, and general and administrative expenses for Credit Karma that were managed at the segment level are now managed at the platform level and are included in other corporate expenses rather than in segment expenses. Additionally, certain data science and analytics teams that were managed at the platform level are now managed at the segment level. We have recast certain previously reported amounts to conform to these segment changes. As a result of these changes, for the twelve months ended July 31, 2025 and 2024, we reclassified expenses totaling $606 million and $585 million from Consumer to other corporate expenses, respectively, to conform to the current presentation.

Intuit Fiscal 2026 Form 10-K	43

Cost of Revenue

(Dollars in millions)	Fiscal 2026	% of Related Revenue	Fiscal 2025	% of Related Revenue	Fiscal 2024	% of Related Revenue
Cost of service revenue	$4,016	21%	$3,624	22%	$3,250	23%
Cost of product and other revenue	63	2%	68	3%	69	3%
Amortization of acquired technology	174	N/A	156	N/A	146	N/A
Total cost of revenue	$4,253	20%	$3,848	20%	$3,465	21%
Our cost of revenue has three components: (1) cost of service revenue, which includes the direct costs associated with our online and service offerings, such as staffing costs for ongoing production support, customer support, and tax and bookkeeping experts that support our TurboTax Expert Assist, TurboTax Expert Full Service, and Intuit Experts offerings, costs for data processing and storage capabilities from cloud providers, and costs related to credit score providers; (2) cost of product and other revenue, which includes the direct costs of manufacturing and shipping or electronically downloading our desktop software and financial supplies products; and (3) amortization of acquired technology, which represents the cost of amortizing developed technologies that we have obtained through acquisitions, over their useful lives.
Cost of service revenue as a percentage of service revenue was relatively consistent in fiscal 2026 compared to fiscal 2025.
Cost of product and other revenue as a percentage of product and other revenue was relatively consistent in fiscal 2026 compared with fiscal 2025. We expense costs of product revenue as they are incurred for delivered software, and we do not defer any of these costs when product revenue is deferred.

Operating Expenses

(Dollars in millions)	Fiscal 2026	% of Total Net Revenue	Fiscal 2025	% of Total Net Revenue	Fiscal 2024	% of Total Net Revenue
Selling and marketing	$5,534	26%	$5,035	27%	$4,312	26%
Research and development	3,376	16%	2,928	15%	2,754	17%
General and administrative	1,623	8%	1,601	8%	1,418	9%
Amortization of other acquired intangible assets	485	2%	481	3%	483	3%
Restructuring	293	1%	15	—%	223	1%
Total operating expenses	$11,311	53%	$10,060	53%	$9,190	56%
Total operating expenses as a percentage of total net revenue was flat in fiscal 2026 compared to fiscal 2025. Total net revenue increased $2.6 billion, or 14%, and total operating expenses increased $1.3 billion, or 12%. The increase in total operating expenses was due to increases of $365 million for staffing expenses, $278 million for restructuring charges, $175 million for outside services, $140 million for share-based compensation expense, and $133 million for marketing expenses. See Note 15 to the consolidated financial statements in Item 8 of this Annual Report for more information regarding restructuring charges.

Non-Operating Income and Expenses
Interest Expense
Interest expense of $256 million and $247 million in fiscal 2026 and 2025, respectively, consisted of interest on our senior unsecured notes, unsecured revolving credit facilities, and commercial paper program.

44	Intuit Fiscal 2026 Form 10-K

Interest and Other Income, Net

(In millions)	Fiscal 2026	Fiscal 2025	Fiscal 2024
Interest income (1)	$180	$175	$147
Net gain on executive deferred compensation plan assets (2)	39	24	24
Other (3)	170	(41)	(9)
Total interest and other income, net	$389	$158	$162
(1) Interest income increased in fiscal 2026 compared to fiscal 2025 due to higher average investable balances, partially offset by lower average interest rates.
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
(3) During fiscal 2026, we recorded $180 million in net realized and unrealized gains on long-term investments. During fiscal 2025, we recorded $40 million in losses, net of upward adjustments, on long-term investments.
Income Taxes
Our effective tax rate for fiscal 2026 was approximately 24%. This rate differed from the federal statutory rate of 21% primarily due to state income taxes and non-deductible share-based compensation, which were partially offset by the benefit we received from the federal research and experimentation credit.
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
At July 31, 2026, we had net deferred tax liabilities of $67 million, which included a valuation allowance for California net deferred tax assets primarily related to state research and experimentation tax credit carryforwards. We have also provided a valuation allowance on other non-California state operating loss and foreign operating loss carryforwards. See “Critical Accounting Estimates” earlier in this Item 7 and Note 10 to the consolidated financial statements in Item 8 of this Annual Report for more information.
On July 4, 2025, the U.S. federal government enacted the One Big Beautiful Bill Act (OBBBA), which includes significant tax changes, most notably the reinstatement of the immediate expensing of domestic research and development expenditures, effective in fiscal 2026. The deductibility of these expenditures, including the election to deduct the prior year unamortized, capitalized research and development expenditures reduced deferred tax assets and income taxes payable for fiscal 2026.
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

Intuit Fiscal 2026 Form 10-K	45

LIQUIDITY AND CAPITAL RESOURCES

Overview
At July 31, 2026, our cash, cash equivalents, and investments totaled $7.2 billion, an increase of $2.6 billion from July 31, 2025, driven by cash from operations partially offset by cash used in financing and investing activities. See the discussion of all factors described in “Statements of Cash Flows” below. Our primary sources of liquidity have been cash from operations, which primarily includes the collection of accounts receivable for products and services, the issuance of senior unsecured notes and commercial paper, and borrowings under our credit facilities. Our primary uses of cash have been for research and development programs, selling and marketing activities, acquisitions of businesses, repurchases of our common stock under our stock repurchase programs, the payment of cash dividends, debt service costs and debt repayment, capital projects, and funding of our financing for small and mid-market businesses and consumer money offerings. As discussed in “Executive Overview – Industry Trends and Seasonality” earlier in this Item 7, our business is subject to significant seasonality. The balance of our cash, cash equivalents, and investments generally fluctuates with that seasonal pattern. We believe the seasonality of our business is likely to continue in the future.
The following table summarizes selected measures of our liquidity and capital resources at the dates indicated:

(Dollars in millions)	July 31, 2026	July 31, 2025	$ Change	% Change
Cash, cash equivalents, and investments	$7,200	$4,552	$2,648	58%
Long-term investments	$248	$94	$154	164%
Short-term debt	$1,249	$—	$1,249	NM
Long-term debt	$6,420	$5,973	$447	7%
Working capital	$5,148	$3,737	$1,411	38%
Ratio of current assets to current liabilities	1.5 : 1	1.4 : 1
__________________________
NM - Not meaningful
We have historically generated significant cash from operations, and we expect to continue to do so during fiscal 2027. Our cash, cash equivalents, and investments totaled $7.2 billion at July 31, 2026. None of those funds were restricted, and approximately 93% of those funds were located in the U.S.
In June 2026, we issued $1.75 billion in senior unsecured notes pursuant to a public debt offering. In August 2026, we used the net proceeds from this bond issuance, as well as cash on hand, to repay the $750 million of notes that were scheduled to mature in September 2026. We intend to use the remaining net proceeds for general corporate purposes, which may include the repayment of our senior notes due in July 2027.
On January 9, 2026, we terminated our amended and restated credit agreement dated February 5, 2024, and entered into a credit agreement with certain lenders providing for a $2.2 billion unsecured revolving credit facility that expires on January 9, 2031 (2026 Credit Facility). The 2026 Credit Facility and our commercial paper program are available to us for general corporate purposes. At July 31, 2026, no amounts were outstanding under the 2026 Credit Facility or the commercial paper program.
Our secured revolving credit facilities are available to fund the lending products and services we offer to qualified small and mid-market businesses. At July 31, 2026, $970 million was outstanding under our secured revolving credit facilities. See Note 7 to the consolidated financial statements in Item 8 of this Annual Report for more information.
Based on past performance and current expectations, we believe that our cash and cash equivalents, investments, cash generated from operations, available borrowing capacity under our credit facilities and commercial paper program, and access to external financing will be sufficient to meet anticipated seasonal working capital needs, capital expenditure requirements, contractual obligations, commitments, debt service requirements, and other liquidity requirements associated with our operations for the next 12 months and the foreseeable future. We expect to pay approximately $2 billion in income taxes during fiscal 2027, primarily in the second half of the year.
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

46	Intuit Fiscal 2026 Form 10-K

Statements of Cash Flows
The following table summarizes selected items from our consolidated statements of cash flows for fiscal 2026, fiscal 2025, and fiscal 2024. See the consolidated financial statements in Item 8 of this Annual Report for complete consolidated statements of cash flows for those periods.

	Fiscal	Fiscal	Fiscal
(In millions)	2026	2025	2024
Net cash provided by (used in):
Operating activities	$8,838	$6,207	$4,884
Investing activities	(1,412)	(2,318)	(227)
Financing activities	(7,689)	(1,510)	(397)
Effect of exchange rates on cash, cash equivalents, restricted cash, and restricted cash equivalents	(2)	3	(13)
Net increase (decrease) in cash, cash equivalents, restricted cash, and restricted cash equivalents	$(265)	$2,382	$4,247
During fiscal 2026, we generated $8.8 billion in cash from operations, including the impact of lower cash tax payments. See “Income Taxes” earlier in this Item 7 for more information regarding the impact of the OBBBA on our cash tax payments. We also received $4.3 billion from principal repayments of notes receivable held for investment, $2.2 billion from the sales of notes receivable originally classified as held for investment, $1.7 billion from the issuance of senior unsecured notes, and $180 million from the issuance of common stock under employee stock plans. During the same period, we used $6.8 billion for the purchases of notes receivable held for investment, $5.4 billion for the repurchase of shares of our common stock under our stock repurchase programs, $2.1 billion for the net decrease in funds receivable and funds payable and amounts due to customers, $1.3 billion for the payment of cash dividends, $791 million for the net purchases of investments, $709 million for payments for employee taxes withheld upon vesting of restricted stock units, $221 million for capital expenditures, and $44 million for net repayments under our secured credit facilities.
During fiscal 2025, we generated $6.2 billion in cash from operations. We also received $3.1 billion from the net increase in funds receivable and funds payable and amounts due to customers, $2.7 billion from principal repayments of notes receivable held for investment, $562 million from the sales of notes receivable originally classified as held for investment, $429 million from net borrowings under our secured credit facilities, and $398 million from the issuance of common stock under employee stock plans. During the same period, we used $4.0 billion for the purchases of notes receivable held for investment, $2.8 billion for the repurchase of shares of our common stock under our stock repurchase programs, $1.2 billion for the payment of cash dividends, $1.2 billion for the net purchases of investments, $982 million for payments for employee taxes withheld upon vesting of restricted stock units, $500 million for the repayment of debt, $184 million for a business acquisition, and $124 million for capital expenditures.

Stock Repurchase Programs and Dividends on Common Stock
As described in Note 11 to the financial statements in Item 8 of this Annual Report, during fiscal 2026 and fiscal 2025, we continued to repurchase shares of our common stock under a repurchase program that our Board of Directors has authorized. On August 19, 2025, our Board of Directors approved an increase in the authorization under the existing stock repurchase program to repurchase up to an additional $3.2 billion of our common stock. On May 7, 2026, our Board of Directors approved an increase in the authorization under the existing stock repurchase program to repurchase up to an additional $8.0 billion of our common stock. At July 31, 2026, we had authorization from our Board of Directors for up to $7.9 billion in stock repurchases. We currently expect to continue repurchasing our common stock on a quarterly basis; however, future stock repurchases under the current program are at the discretion of management, and authorization of future stock repurchase programs is subject to the final determination of our Board of Directors.
We have continued to pay quarterly cash dividends on shares of our outstanding common stock. During fiscal 2026, we declared cash dividends that totaled $4.80 per share of outstanding common stock, or approximately $1.3 billion. In August 2026, our Board of Directors declared a quarterly cash dividend of $1.38 per share of outstanding common stock payable on October 16, 2026 to stockholders of record at the close of business on October 8, 2026. We currently expect to continue to pay comparable cash dividends on a quarterly basis; however, future declarations of dividends and the establishment of future record dates and payment dates are subject to the final determination of our Board of Directors.

Senior Unsecured Notes
In June 2026, we issued $1.75 billion of senior unsecured notes (the 2026 Notes) comprised of the following:
•$750 million of 4.950% notes due June 2031; and
•$1 billion of 5.500% notes due June 2036 (together, the 2026 Notes).

Intuit Fiscal 2026 Form 10-K	47

The proceeds from the issuance of the 2026 Notes were $1.74 billion, net of debt discount and issuance costs of $14 million. In August 2026, we used the net proceeds from this bond issuance, as well as cash on hand, to repay the $750 million of notes that were due in September 2026. We intend to use the remaining net proceeds for general corporate purposes, which may include the repayment of our senior notes due in July 2027.
As of July 31, 2026, we have $6.75 billion of senior unsecured notes outstanding, which rank equally with all existing and future unsecured and unsubordinated indebtedness of Intuit and are redeemable by us at any time, subject to a make-whole premium. The senior unsecured notes limit our ability to create certain liens and enter into sale and leaseback transactions. As of July 31, 2026, we were compliant with all covenants governing the senior unsecured notes. For the senior unsecured notes issued in June 2020 (2020 Notes), upon a change of control that is accompanied by certain downgrades in the credit ratings of the 2020 Notes, we will be required to repurchase the 2020 Notes at a repurchase price equal to 101% of the aggregate outstanding principal plus any accrued and unpaid interest to but not including the date of repurchase.
Interest on the senior unsecured notes is payable semiannually. As of July 31, 2026, our maximum commitment for interest payments was $3.27 billion for the remaining duration of our outstanding senior unsecured notes. See Note 7 to the consolidated financial statements in Item 8 of this Annual Report for more information on our senior unsecured notes.

Credit Facilities
Unsecured Revolving Credit Facilities
On January 9, 2026, we terminated our amended and restated credit agreement dated February 5, 2024, and entered into the 2026 Credit Facility with certain lenders providing for a $2.2 billion unsecured revolving credit facility that expires on January 9, 2031.
Under the 2026 Credit Facility, we may, subject to certain customary conditions, including approval of relevant lenders, on one or more occasions, increase commitments under the 2026 Credit Facility by an amount not to exceed $4 billion in the aggregate, and, on one or more occasions, extend the maturity date of the 2026 Credit Facility by one year. The 2026 Credit Facility includes a $500 million sublimit for borrowing swingline loans and a $250 million sublimit for the issuance of letters of credit. Advances under the 2026 Credit Facility accrue interest at rates equal to (a) in the case of U.S. dollar borrowings, at our election, either (i) the alternate base rate plus a margin that ranges from 0.000% to 0.125%, or (ii) the Secured Overnight Financing Rate (SOFR) plus a margin that ranges from 0.700% to 1.125%, or (b) in the case of foreign currency borrowings, the interest benchmark for the relevant currency specified in the credit agreement plus a margin that ranges from 0.700% to 1.125%. The facility fee ranges from 0.050% to 0.125% per annum. The actual interest margins and the facility fee are based on our senior long-term debt credit ratings.
The 2026 Credit Facility includes customary affirmative and negative covenants, including a financial covenant that requires us to maintain a ratio of total gross debt to earnings before interest, taxes, depreciation, and amortization (EBITDA), as defined in the agreement, of not greater than 4.00 to 1.00 as measured on a rolling twelve month basis as of the last day of each fiscal quarter. As of July 31, 2026, we were compliant with all covenants governing the 2026 Credit Facility. At July 31, 2026, no amounts were outstanding under the 2026 Credit Facility.
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
Secured Revolving Credit Facilities
To finance business loans that we purchase from our originating bank partner, we have established certain special-purpose vehicle subsidiaries (SPVs), deemed to be variable interest entities (VIEs), to enter into secured revolving credit facilities with lenders. The facilities are non-recourse to Intuit Inc. and are secured by assets of the respective SPVs, which may only be used to settle obligations of the SPVs and are each in excess of the amounts outstanding under their respective facilities. We have amended each facility from time to time, generally to increase the facility and commitment limits, extend commitment and maturity terms, and adjust pricing, to support our small and mid-market lending offerings. The total committed facility limit under the secured revolving credit facilities is $1.2 billion, with commitment terms ranging from April 2027 to November 2028, and final maturity dates ranging from May 2028 to November 2029.
Advances accrue interest at SOFR plus a margin ranging from 1.10% to 1.35%, depending on the facility, with interest payable monthly. Unused portions of the committed credit facility, if any, accrue a fee at a rate ranging from 0.20% to 0.75%, depending on the unused committed balance. At July 31, 2026, $970 million was outstanding under our secured revolving credit facilities, with a weighted average interest rate of 4.95%, including any applicable unused commitment fee.
Each facility includes certain affirmative and negative covenants, including financial covenants, that require us to maintain specified financial ratios. As of July 31, 2026, we were compliant with all covenants governing the facilities. See Note 7 to the consolidated financial statements in Item 8 of this Annual Report for more information on our secured revolving credit facilities.

48	Intuit Fiscal 2026 Form 10-K

We monitor counterparty risk associated with the lenders that are providing the unsecured and secured credit facilities.

Commercial Paper Program
Under our established commercial paper program, we may issue and sell unsecured short-term promissory notes (commercial paper) up to $2.2 billion outstanding at any time. The maturities of the commercial paper may vary but will not exceed 397 days from the date of issuance. During the twelve months ended July 31, 2026, we temporarily increased the capacity of our commercial paper program from $1.5 billion to $3.2 billion to support our seasonal working capital needs. In March 2026, we reduced the capacity of the commercial paper program to $2.2 billion. At July 31, 2026 and July 31, 2025, no amounts were outstanding under this program.

Cash Held by Foreign Subsidiaries
Our cash, cash equivalents, and investments totaled $7.2 billion at July 31, 2026. Approximately 7% of those funds were held by our foreign subsidiaries and subject to repatriation tax considerations. These foreign funds were located primarily in Canada, India, the United Kingdom, and Israel. We do not expect to pay incremental U.S. taxes on repatriation. We have recorded income tax expense for Canada, India, and Israel withholding taxes on earnings that are not permanently reinvested. In the event that funds from foreign operations are repatriated to the U.S., we would pay withholding taxes at that time.

CONTRACTUAL OBLIGATIONS
The following table summarizes our known contractual obligations to make future payments at July 31, 2026. We generally expect to fund these short and long-term obligations with cash from operations, the issuance of senior unsecured notes, and borrowings under our credit facilities.

	Payments Due by Period
	Less than	1-3	3-5	More than
(In millions)	1 year	years	years	5 years	Total
Amounts due under executive deferred compensation plan	$308	$—	$—	$—	$308
Senior unsecured notes	1,250	750	1,250	3,500	6,750
Secured revolving credit facilities	—	750	220	—	970
Interest and fees due on debt	351	590	465	1,984	3,390
Operating leases (1)	112	264	233	285	894
Purchase obligations (2)	1,160	2,079	927	768	4,934
Total contractual obligations (3)	$3,181	$4,433	$3,095	$6,537	$17,246
(1)Includes operating leases for facilities and equipment. Amounts do not include $17 million of future sublease income or $56 million in minimum lease payments for leases signed but not yet commenced as of July 31, 2026. See Note 9 to the consolidated financial statements in Item 8 of this Annual Report for more information.
(2)Represents agreements to purchase products and services that are enforceable, legally binding, and specify terms, including: fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the payments. At July 31, 2026, our purchase obligations primarily represent obligations under a cloud services agreement.
(3)Other long-term obligations on our consolidated balance sheet at July 31, 2026, included long-term income tax liabilities of $247 million, which related primarily to unrecognized tax benefits. We have not included this amount in the table above because we cannot make a reasonably reliable estimate regarding the timing of settlements with taxing authorities, if any.

RECENT ACCOUNTING PRONOUNCEMENTS
For a description of recent accounting pronouncements, if any, and the potential impact of these pronouncements on our consolidated financial statements, see Note 1 to the financial statements in Item 8 of this Annual Report.

Intuit Fiscal 2026 Form 10-K	49

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We actively monitor market conditions and developments specific to the securities in which we invest. We believe that we take a conservative approach to investing our funds in that we invest only in highly rated securities and diversify our portfolio of investments. While we believe we take prudent measures to mitigate investment-related risks, such risks cannot be fully eliminated because of market circumstances that are outside our control.
Our investments consist of instruments that meet quality standards that are consistent with our investment policy. This policy specifies that, except for direct obligations of the U.S. government, securities issued by agencies of the U.S. government, and money market funds, we diversify our investments by limiting our holdings with any individual issuer. We do not hold derivative financial instruments or European sovereign debt in our portfolio of investments. See Note 2 and Note 3 to the consolidated financial statements in Item 8 of this Annual Report for a summary of the amortized cost and fair value of our investments by type of issue.
Our cash equivalents and investments are subject to market risk due to changes in interest rates. Interest rate movements affect the interest income we earn on cash equivalents and investments and the fair value of those investments. At July 31, 2026, our cash equivalents and investments totaled $5.7 billion. Total interest income for fiscal 2026 was $180 million. If the Federal Reserve Target Rate had increased by 25 basis points from the level of July 31, 2026, the fair value of our investments at that date would have decreased by approximately $2 million. If the Federal Reserve Target Rate had increased by 100 basis points from the level of July 31, 2026, the value of our investments at that date would have decreased by approximately $9 million.
As of July 31, 2026, we had an aggregate principal amount of $6.75 billion in fixed rate senior unsecured notes with varying maturity dates. We carry the senior unsecured notes at face value less unamortized discount and unamortized debt issuance costs on our consolidated balance sheets. Since these notes bear interest at fixed rates, a hypothetical change in interest rates would not impact the interest expense on the senior unsecured notes. However, the fair value of the senior unsecured notes fluctuates when interest rates change. See Note 2 and Note 7 to the consolidated financial statements in Item 8 of this Annual Report for more information.
As of July 31, 2026, we had an aggregate principal amount of $970 million in variable rate borrowings outstanding on our secured revolving credit facilities. Advances under the secured revolving credit facilities accrue interest indexed to a designated Secured Overnight Financing Rate (SOFR) plus a margin that varies by facility. Consequently, our interest expense fluctuates with changes in the general level of this interest rate. A hypothetical increase in interest rates of 50 basis points on our outstanding balance of variable rate secured revolving credit facilities as of July 31, 2026 would not materially impact annual interest expense.
On January 9, 2026, we terminated our amended and restated credit agreement dated February 5, 2024, and entered into a credit agreement with certain lenders providing for a $2.2 billion unsecured revolving credit facility that expires on January 9, 2031 (2026 Credit Facility). Under our established commercial paper program, we may issue and sell unsecured short-term promissory notes (commercial paper) up to $2.2 billion outstanding at any time. As of July 31, 2026, no amounts were outstanding under the 2026 Credit Facility or the commercial paper program. At any time, we are exposed to interest rate fluctuation risk to the extent of our borrowings on our unsecured credit facility, under our commercial paper program, or other debt.
See Note 7 to the consolidated financial statements in Item 8 of this Annual Report for more information on our debt.
Foreign Currency Translation Risk
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
Since we translate foreign currencies, primarily related to foreign currencies in Canada, India, the United Kingdom, and Israel, into U.S. dollars for financial reporting purposes, currency fluctuations can have an impact on our financial results. The historical impact of currency fluctuations on our financial results has generally been immaterial. We believe that our exposure to currency exchange fluctuation risk is not material because our global subsidiaries invoice customers and satisfy their financial obligations almost exclusively in their local currencies. We believe the impact of currency fluctuations will continue to be immaterial in the foreseeable future due to the reasons cited above. As of July 31, 2026 and for the year then ended, we did not engage in foreign currency hedging activities.

50	Intuit Fiscal 2026 Form 10-K

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
1.INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

The following financial statements are filed as part of this report:

2.INDEX TO FINANCIAL STATEMENT SCHEDULES

The following financial statement schedule is filed as part of this report and should be read in conjunction with the Consolidated Financial Statements:

Schedule		Page
II	Valuation and Qualifying Accounts	96

All other schedules not listed above have been omitted because they are inapplicable or are not required.

Intuit Fiscal 2026 Form 10-K	51

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Intuit Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Intuit Inc. (the Company) as of July 31, 2026 and 2025, the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended July 31, 2026, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at July 31, 2026 and 2025, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 2026, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of July 31, 2026, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated September 9, 2026 expressed an unqualified opinion thereon.
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

52	Intuit Fiscal 2026 Form 10-K

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of internal controls over the Company’s processes, as they relate to the determination of distinct performance obligations. We also obtained an understanding of the Company’s product and service offerings and tested the application of the revenue recognition accounting model to determine distinct performance obligations.

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

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1990.

San Jose, California
September 9, 2026

Intuit Fiscal 2026 Form 10-K	53

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Intuit Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Intuit Inc.’s internal control over financial reporting as of July 31, 2026, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Intuit Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of July 31, 2026, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of July 31, 2026 and 2025, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended July 31, 2026, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated September 9, 2026 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP

San Jose, California
September 9, 2026

54	Intuit Fiscal 2026 Form 10-K

INTUIT INC. CONSOLIDATED STATEMENTS OF OPERATIONS

	Twelve Months Ended July 31,
(In millions, except per share amounts)	2026	2025	2024
Net revenue:
Service	$18,911	$16,400	$13,861
Product and other	2,537	2,431	2,424
Total net revenue	21,448	18,831	16,285
Costs and expenses:
Cost of revenue:
Cost of service revenue	4,016	3,624	3,250
Cost of product and other revenue	63	68	69
Amortization of acquired technology	174	156	146
Selling and marketing	5,534	5,035	4,312
Research and development	3,376	2,928	2,754
General and administrative	1,623	1,601	1,418
Amortization of other acquired intangible assets	485	481	483
Restructuring	293	15	223
Total costs and expenses	15,564	13,908	12,655
Operating income	5,884	4,923	3,630
Interest expense	(256)	(247)	(242)
Interest and other income, net	389	158	162
Income before income taxes	6,017	4,834	3,550
Income tax provision	1,451	965	587
Net income	$4,566	$3,869	$2,963

Basic net income per share	$16.53	$13.82	$10.58
Shares used in basic per share calculations	276	280	280

Diluted net income per share	$16.46	$13.67	$10.43
Shares used in diluted per share calculations	277	283	284

See accompanying notes.

Intuit Fiscal 2026 Form 10-K	55

INTUIT INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Twelve Months Ended July 31,
(In millions)	2026	2025	2024
Net income	$4,566	$3,869	$2,963
Other comprehensive income, net of income taxes:
Unrealized gain (loss) on available-for-sale debt securities	(2)	1	7
Foreign currency translation gain (loss)	(3)	3	(15)
Cumulative translation adjustment reclassified to net income	4	—	9
Other	(6)	—	—
Total other comprehensive income (loss), net	(7)	4	1
Comprehensive income	$4,559	$3,873	$2,964

See accompanying notes.

56	Intuit Fiscal 2026 Form 10-K

INTUIT INC. CONSOLIDATED BALANCE SHEETS

	July 31,
(Dollars in millions, except par value; shares in thousands)	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$4,705	$2,884
Investments	2,495	1,668
Accounts receivable, net of allowance for doubtful accounts of $5 and $5	625	530
Notes receivable held for investment	1,468	1,403
Notes receivable held for sale	179	—
Income taxes receivable	124	50
Prepaid expenses and other current assets	677	496
Current assets before funds receivable and amounts held for customers	10,273	7,031
Funds receivable and amounts held for customers	5,038	7,076
Total current assets	15,311	14,107
Long-term investments	248	94
Property and equipment, net	1,023	961
Operating lease right-of-use assets	609	541
Goodwill	13,981	13,980
Acquired intangible assets, net	4,642	5,302
Long-term deferred income tax assets	172	1,222
Other assets	800	751
Total assets	$36,786	$36,958
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$1,249	$—
Accounts payable	873	792
Accrued compensation and related liabilities	1,068	858
Deferred revenue	1,072	1,019
Other current liabilities	863	625
Current liabilities before funds payable and amounts due to customers	5,125	3,294
Funds payable and amounts due to customers	5,038	7,076
Total current liabilities	10,163	10,370
Long-term debt	6,420	5,973
Long-term deferred income tax liabilities	239	20
Operating lease liabilities	667	597
Other long-term obligations	305	288
Total liabilities	17,794	17,248
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value Authorized - 1,345 shares total; 145 shares designated Series A; 250 shares designated Series B Junior Participating Issued and outstanding - None	—	—
Common stock, $0.01 par value Authorized - 750,000 shares Issued - 268,384 shares at July 31, 2026 and 498,450 shares at July 31, 2025 Outstanding - 268,384 shares at July 31, 2026 and 279,129 shares at July 31, 2025	3	3
Additional paid-in capital	—	21,632
Treasury stock, at cost	—	(21,543)
Accumulated other comprehensive loss	(57)	(50)
Retained earnings	19,046	19,668
Total stockholders’ equity	18,992	19,710
Total liabilities and stockholders’ equity	$36,786	$36,958
See accompanying notes.

Intuit Fiscal 2026 Form 10-K	57

INTUIT INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
(Dollars in millions, except per share amounts; shares in thousands)	Shares	Amount
Balance at July 31, 2023	280,421	$3	$19,026	$(16,772)	$(55)	$15,067	$17,269
Comprehensive income	—	—	—	—	1	2,963	2,964
Issuance of stock under employee stock plans, net of shares withheld for employee taxes	3,274	—	(718)	—	—	—	(718)
Stock repurchases under stock repurchase programs	(3,427)	—	—	(1,978)	—	—	(1,978)
Dividends and dividend rights declared ($3.60 per share)	—	—	—	—	—	(1,041)	(1,041)
Share-based compensation expense	—	—	1,940	—	—	—	1,940
Balance at July 31, 2024	280,268	3	20,248	(18,750)	(54)	16,989	18,436
Comprehensive income	—	—	—	—	4	3,869	3,873
Issuance of stock under employee stock plans, net of shares withheld for employee taxes	3,180	—	(584)	—	—	—	(584)
Stock repurchases under stock repurchase programs	(4,319)	—	—	(2,793)	—	—	(2,793)
Dividends and dividend rights declared ($4.16 per share)	—	—	—	—	—	(1,190)	(1,190)
Share-based compensation expense	—	—	1,968	—	—	—	1,968
Balance at July 31, 2025	279,129	3	21,632	(21,543)	(50)	19,668	19,710
Comprehensive income	—	—	—	—	(7)	4,566	4,559
Issuance of stock under employee stock plans, net of shares withheld for employee taxes	2,621	—	(529)	—	—	—	(529)
Stock repurchases under stock repurchase programs	(13,366)	—	—	(5,463)	—	—	(5,463)
Retirement of treasury stock	—	—	(23,159)	27,006	—	(3,847)	—
Dividends and dividend rights declared ($4.80 per share)	—	—	—	—	—	(1,341)	(1,341)
Share-based compensation expense	—	—	2,056	—	—	—	2,056
Balance at July 31, 2026	268,384	$3	$—	$—	$(57)	$19,046	$18,992

See accompanying notes.

58	Intuit Fiscal 2026 Form 10-K

INTUIT INC. CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twelve Months Ended July 31,
(In millions)	2026	2025	2024
Cash flows from operating activities:
Net income	$4,566	$3,869	$2,963
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	187	172	159
Amortization of acquired intangible assets	659	637	630
Non-cash operating lease cost	106	75	81
Share-based compensation expense	2,056	1,968	1,940
Provision for expected credit losses	237	134	118
Deferred income taxes	1,279	(435)	(554)
Other	(248)	(7)	(26)
Total adjustments	4,276	2,544	2,348
Originations and purchases of notes receivable held for sale	—	—	(96)
Sales and principal repayments of notes receivable held for sale	—	—	98
Changes in operating assets and liabilities:
Accounts receivable	(95)	(71)	(52)
Income taxes receivable	(74)	27	(48)
Prepaid expenses and other assets	(221)	(283)	(30)
Accounts payable	63	73	133
Accrued compensation and related liabilities	202	(64)	257
Deferred revenue	51	142	(49)
Operating lease liabilities	(93)	(77)	(71)
Other liabilities	163	47	(569)
Total changes in operating assets and liabilities	(4)	(206)	(429)
Net cash provided by operating activities	8,838	6,207	4,884
Cash flows from investing activities:
Purchases of corporate and customer fund investments	(3,892)	(2,363)	(780)
Sales of corporate and customer fund investments	547	320	526
Maturities of corporate and customer fund investments	2,554	864	676
Purchases of property and equipment	(175)	(84)	(191)
Capitalization of internal use software	(46)	(40)	(59)
Acquisitions of businesses, net of cash acquired	—	(184)	(83)
Originations and purchases of notes receivable held for investment	(6,755)	(3,992)	(2,538)
Sales of notes receivable originally classified as held for investment	2,210	562	234
Principal repayments of notes receivable held for investment	4,253	2,706	2,068
Other	(108)	(107)	(80)
Net cash used in investing activities	(1,412)	(2,318)	(227)
Cash flows from financing activities:
Proceeds from issuance of long-term debt, net of discount and issuance costs	1,736	—	3,956
Repayments of debt	—	(500)	(4,200)
Proceeds from borrowings under unsecured revolving credit facility	—	—	100
Repayments on borrowings under unsecured revolving credit facility	—	—	(100)
Proceeds from borrowings under secured revolving credit facilities	186	429	180
Repayments on borrowings under secured revolving credit facilities	(230)	—	(25)
Proceeds from issuance of stock under employee stock plans	180	398	282

Intuit Fiscal 2026 Form 10-K	59

INTUIT INC. CONSOLIDATED STATEMENTS OF CASH FLOWS

Payments for employee taxes withheld upon vesting of restricted stock units	(709)	(982)	(1,002)
Cash paid for purchases of treasury stock	(5,412)	(2,772)	(1,988)
Dividends and dividend rights paid	(1,347)	(1,189)	(1,034)
Net change in funds receivable and funds payable and amounts due to customers	(2,086)	3,107	3,436
Other	(7)	(1)	(2)
Net cash used in financing activities	(7,689)	(1,510)	(397)
Effect of exchange rates on cash, cash equivalents, restricted cash, and restricted cash equivalents	(2)	3	(13)
Net increase (decrease) in cash, cash equivalents, restricted cash, and restricted cash equivalents	(265)	2,382	4,247
Cash, cash equivalents, restricted cash, and restricted cash equivalents at beginning of period	9,481	7,099	2,852
Cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period	$9,216	$9,481	$7,099

Reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents reported within the consolidated balance sheets to the total amounts reported on the consolidated statements of cash flows
Cash and cash equivalents	$4,705	$2,884	$3,609
Restricted cash and restricted cash equivalents included in funds receivable and amounts held for customers	4,511	6,597	3,490
Total cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period	$9,216	$9,481	$7,099

Supplemental disclosure of cash flow information:
Interest paid	$295	$284	$200

Supplemental schedule of non-cash investing and financing activities:
Transfers of notes receivable originated or purchased as held for investment to held for sale	$2,348	$546	$231
Retirement of treasury stock	$27,006	$—	$—

See accompanying notes.

60	Intuit Fiscal 2026 Form 10-K

INTUIT INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Summary of Significant Accounting Policies

Description of Business
Intuit Inc. (Intuit, we, us, or our) is a global financial technology platform with a mission to power prosperity around the world. We help consumers do their taxes with ease and confidence and improve their financial success, from credit building to wealth building, with tax and personal finance products and services. We help small and mid-market businesses and accountants grow and run their businesses end-to-end, from lead to cash. This includes financial management, including payments and capital; compliance; human capital management; and marketing products and services. For accounting professionals, we provide professional tax and financial management products and services.
We do this through our platform that powers TurboTax, Credit Karma, QuickBooks, Mailchimp, Intuit Enterprise Suite, and Intuit Accountant Suite. Lacerte, ProSeries, and ProConnect Tax Online are our leading tax preparation offerings for professional accountants. Incorporated in 1984 and headquartered in Mountain View, California, we sell our products and services primarily in the United States (U.S.).

Basis of Presentation
These consolidated financial statements include the financial statements of Intuit and its wholly-owned subsidiaries and variable interest entities (VIEs), in which we have a controlling financial interest. We have eliminated all intercompany balances and transactions in consolidation. We have reclassified certain amounts previously reported in our financial statements to conform to the current presentation.
Effective August 1, 2025, we combined our Consumer, Credit Karma, and ProTax businesses into a single Consumer segment in order to better serve the diverse financial needs of our customers as one consumer platform. Our chief operating decision maker (CODM) allocates resources and assesses segment performance using regularly provided segment revenue and segment operating income information under this updated segment structure. To align results under this segment change, certain selling and marketing, product development, and general and administrative expenses for Credit Karma that were managed at the segment level are now managed at the platform level and are included in other corporate expenses rather than in segment expenses. Also on August 1, 2025, we reorganized certain marketing, communications, and customer success functions in our Global Business Solutions segment that support and benefit our overall platform and are managed at that level rather than at the segment level. Additionally, certain data science and analytics teams that were managed at the platform level are now managed at the segment level. We have recast certain previously reported amounts to conform to these segment changes. As a result of these changes, for the twelve months ended July 31, 2025 and 2024, we reclassified expenses totaling $9 million and $16 million from Global Business Solutions and $606 million and $585 million from Consumer to other corporate expenses, respectively, to conform to the current presentation. The segment changes primarily impacted Note 6, “Goodwill and Acquired Intangible Assets,” Note 14, “Segment Information,” and Note 15, “Restructuring.” The recast of prior period information had no impact on our consolidated balance sheets, consolidated income statements, or consolidated cash flow statements.

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

Principles of Consolidation
We consolidate any VIE for which we are deemed to be the primary beneficiary. The primary beneficiary is the party that has the power to direct the activities of the VIE that most significantly impact its economic performance and the obligation to absorb losses, or the right to receive benefits, that could potentially be significant to the VIE. We have formed special-purpose vehicle subsidiaries (SPVs) that are VIEs, and we consolidate the SPVs because we have the power to direct the activities that most significantly impact the SPVs’ economic performance and absorb the losses or benefits of the notes receivable held at the SPVs. As of July 31, 2026 and July 31, 2025, the consolidated balance sheets include $388 million and $46 million, respectively, of cash and cash equivalents and $764 million and $1.3 billion, respectively, of notes receivable held by the SPVs, both of which are pledged as collateral for our outstanding borrowings under our secured revolving credit facilities as of those dates. See Note 7, “Debt,” for more information. We evaluate on an ongoing basis whether we continue to be the primary beneficiary of the SPVs.

Intuit Fiscal 2026 Form 10-K	61

Use of Estimates
In preparing our consolidated financial statements in accordance with U.S. generally accepted accounting principles (GAAP), we make certain judgments, estimates, and assumptions that affect the amounts reported in our financial statements and the disclosures made in the accompanying notes. For example, we use judgments and estimates in determining how revenue should be recognized. These judgments and estimates include identifying performance obligations, determining if the performance obligations are distinct, determining the standalone selling price (SSP) and timing of revenue recognition for each distinct performance obligation, and estimating variable consideration to be included in the transaction price. We use estimates in determining the collectibility of accounts receivable and notes receivable held for investment, the appropriate levels of various accruals including accruals for litigation contingencies, the discount rate used to calculate lease liabilities, the amount of our worldwide tax provision, the realizability of deferred tax assets, the credit losses of available-for-sale debt securities, the fair value of assets acquired and liabilities assumed for business combinations, and the fair value of notes receivable held for sale. We also use estimates in determining the remaining economic lives and fair values of acquired intangible assets, property and equipment, and other long-lived assets. In addition, we use assumptions to estimate the fair value of reporting units and share-based compensation. Despite our intention to establish accurate estimates and use reasonable assumptions, actual results may differ from our estimates.

Revenue Recognition
We derive our revenue primarily from the sale of online offerings such as tax, accounting, payroll, merchant payment processing services, delivery of qualified links, marketing automation, live expert advice, financing for small and mid-market businesses, and desktop software products, desktop software subscriptions, and financial supplies. We enter into contracts with customers that include promises to transfer various products and services, which are generally capable of being distinct and accounted for as separate performance obligations. Revenue is recognized when the promised goods or services are transferred to customers, in an amount that reflects the consideration allocated to the respective performance obligation.
Nature of Products and Services
Online Offerings
Our online offerings include TurboTax Online, TurboTax Expert Assist and TurboTax Expert Full Service, ProConnect Tax Online, QuickBooks Online, Intuit Enterprise Suite, Intuit Accountant Suite, Mailchimp offerings, QuickBooks Workforce, and merchant payment processing services for small and mid-market businesses who use our online offerings.
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
Credit Karma revenue is primarily comprised of revenue from the delivery of qualified links that result in completed actions, or cost-per-action transactions. Cost-per-action revenue is earned based on a predetermined fee for approved actions, such as when credit cards are issued or when personal loans and other loans to businesses are funded. Revenue is recognized when a lead is generated that results in one of these approved actions.
Desktop Offerings
Our desktop offerings consist of our subscription-based QuickBooks Desktop products, our consumer and professional tax desktop products, which include TurboTax, Lacerte, and ProSeries, our desktop payroll products, and merchant payment processing services for small and mid-market businesses who use our desktop offerings.
Our QuickBooks Desktop software subscriptions include a term software license, support, and various connected services. Subscriptions sold in fiscal 2024 include version protection updates, and subscriptions sold after fiscal 2024 include when-and-if-available product upgrades and enhancements. We recognize revenue for the software license and version protection updates at the time they are delivered and recognize revenue for when-and-if-available product upgrades and enhancements, support, and connected services over the subscription term as services are provided. For subscriptions sold in fiscal 2024, periodic delivery of version protection updates occurred through the first quarter of fiscal 2025, and the associated revenue was recognized upon delivery as noted above. Beginning in the second quarter of fiscal 2025, product upgrades and enhancements are delivered on a when-and-if-available basis, and the associated revenue is recognized on a straight-line basis over the term during which those product upgrades and enhancements are provided. Prior to fiscal 2025, we determined that the enhancements included in our QuickBooks Desktop software subscriptions were not material within the context of the contract.
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

62	Intuit Fiscal 2026 Form 10-K

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
Interest revenue is earned on loans originated or purchased and held for investment in accordance with the specified period of time and defined interest rate noted in the loan contract and is recorded net of amortized deferred origination cost and fees, discounts, and purchase premiums. We recognize a gain or loss on the sale of loans sold to third parties by calculating the difference between the proceeds received and the carrying value of the loans sold. Interest revenue and gains on sales of loans were not material for all periods presented.
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

Intuit Fiscal 2026 Form 10-K	63

experience and current business and economic indicators and are updated at the end of each reporting period as additional information becomes available to the extent that it is probable that a significant reversal of any incremental revenue will not occur. Discounts and incentive rebates are estimated based on distributors’ and retailers’ performance against the terms and conditions of the rebate programs.
Deferred Revenue
We record deferred revenue when we have entered into a contract with a customer and cash payments are received or due prior to transfer of control or satisfaction of the related performance obligation. Our deferred revenue primarily relates to our subscription offerings. During the twelve months ended July 31, 2026, we recognized revenue of $1.0 billion that was included in deferred revenue at July 31, 2025. During the twelve months ended July 31, 2025, we recognized revenue of $871 million that was included in deferred revenue at July 31, 2024.
Our performance obligations are generally satisfied within 12 months of the initial contract date. As of July 31, 2026 and 2025, the deferred revenue balance related to performance obligations that will be satisfied after 12 months was not material, and is included in other long-term obligations on our consolidated balance sheets.
Assets Recognized from the Costs to Obtain a Contract with a Customer
Our sales commissions are considered incremental costs of obtaining the contract with a customer. Sales commissions for subscription offerings where we expect the benefit of those costs to continue longer than one year are capitalized and amortized ratably over the period of benefit, which ranges from three to four years. As of July 31, 2026 and 2025, total capitalized costs to obtain a contract were $145 million and $122 million, respectively, and are included in prepaid expenses and other current assets and other assets on our consolidated balance sheets.
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

Software Development Costs
We expense software development costs as we incur them until technological feasibility has been established, at which time those costs are capitalized until the product is available for general release to customers. To date, our software has been available for general release concurrent with the establishment of technological feasibility and, accordingly, we have not capitalized any development costs. Costs we incur to enhance our existing products are expensed in the period they are incurred and included in research and development expense in our consolidated statements of operations.

Internal Use Software
We capitalize certain costs related to the development of hosted services that we provide to our customers and internal use of enterprise-level business and finance software in support of our operational needs. Costs incurred in the application development phase are capitalized and amortized on a straight-line basis over their useful lives, which are generally three to six years. Costs related to planning and other preliminary project activities and to post-implementation activities are expensed as incurred. We test these assets for impairment whenever events or changes in circumstances occur that could impact their recoverability.

Advertising
We expense all advertising costs as incurred and record them to selling and marketing expense in our consolidated statements

64	Intuit Fiscal 2026 Form 10-K

of operations. We recorded advertising expense of approximately $2.2 billion for the twelve months ended July 31, 2026, $2.1 billion for the twelve months ended July 31, 2025, and $1.7 billion for the twelve months ended July 31, 2024.

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

Capitalization of Interest Expense
We capitalize interest on capital projects, including facilities build-out projects and internal use software projects. Capitalization commences with the first expenditure for the project and continues until the project is substantially complete and ready for its intended use. We amortize capitalized interest to depreciation expense using the straight-line method over the same lives as the related assets. Capitalized interest was not material for any period presented.

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
We review the need for a valuation allowance to reflect uncertainties about whether we will be able to utilize some of our deferred tax assets before they expire. The valuation allowance analysis is based on our estimates of taxable income for the jurisdictions in which we operate and the periods over which our deferred tax assets will be realizable. We have considered future taxable income in assessing the need for a valuation allowance for the periods presented.
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

Intuit Fiscal 2026 Form 10-K	65

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
The following table presents the composition of shares used in the computation of basic and diluted net income per share for the periods indicated.

	Twelve Months Ended July 31,
(In millions, except per share amounts)	2026	2025	2024
Numerator:
Net income	$4,566	$3,869	$2,963
Denominator:
Shares used in basic per share calculations:
Weighted-average common shares outstanding	276	280	280
Shares used in diluted per share calculations:
Weighted-average common shares outstanding	276	280	280
Dilutive potential common equivalent shares from share-based awards	1	3	4
Dilutive weighted-average common shares outstanding	277	283	284

Basic and diluted net income per share:
Basic net income per share	$16.53	$13.82	$10.58
Diluted net income per share	$16.46	$13.67	$10.43

Shares excluded from diluted net income per share:
Weighted-average share-based awards that have been excluded from dilutive common equivalent shares outstanding due to their anti-dilutive effect	4	—	1

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

66	Intuit Fiscal 2026 Form 10-K

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

Funds Receivable and Amounts Held for Customers and Funds Payable and Amounts Due to Customers
Funds receivable and amounts held for customers represent funds receivable from third-party payment processors for customer transactions, funds in transit to our customers, and funds held on behalf of our customers that are invested in cash and cash equivalents and investment-grade available-for-sale debt securities, which are restricted for use solely to satisfy amounts we owe on behalf of our customers. Funds payable and amounts due to customers consist of amounts we owe on behalf of our customers, such as direct deposit payroll funds and payroll taxes.
Our obligations with respect to funds we transmit on behalf of our customers are satisfied when the funds are settled in the customers’ accounts. These obligations, including funds in transit to our customers, are reflected in funds payable and amounts due to customers in the accompanying consolidated balance sheets.

Property and Equipment
Property and equipment is stated at the lower of cost or realizable value, net of accumulated depreciation. We calculate depreciation using the straight-line method over the estimated useful lives of the assets, which range from two to 30 years. We amortize leasehold improvements using the straight-line method over the lesser of their estimated useful lives or remaining lease terms. We review property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We did not record any material property or equipment impairment charges during the twelve months ended July 31, 2026, 2025, or 2024.

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

Intuit Fiscal 2026 Form 10-K	67

Goodwill, Acquired Intangible Assets, and Other Long-Lived Assets
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
If the carrying value of the net assets assigned to a reporting unit exceeds the estimated fair value of the unit, we would record an impairment loss equal to the difference. We recorded no goodwill impairment charges for the twelve months ended July 31, 2026, 2025, or 2024.
Acquired Intangible Assets and Other Long-Lived Assets
We generally record acquired intangible assets that have finite useful lives, such as purchased technology, in connection with business combinations. We amortize the cost of acquired intangible assets on a straight-line basis over their estimated useful lives, which range from three to 15 years. We review intangible assets that have finite useful lives and other long-lived assets whenever an event or change in circumstances indicates that the carrying value of the asset may not be recoverable. We estimate the recoverability of these assets by comparing the carrying amount of the asset to the future undiscounted cash flows that we expect the asset to generate. We estimate the fair value of assets that have finite useful lives based on the present value of future cash flows for those assets. If the carrying value of an asset with a finite life exceeds its estimated fair value, we would record an impairment loss equal to the difference. Impairment charges for acquired intangible assets and other long-lived assets were not material for the twelve months ended July 31, 2026, 2025, or 2024.

Share-Based Compensation Plans
RSUs granted typically vest based on continued service. We value these time-based RSUs at the date of grant using the intrinsic value method. We amortize the fair value of time-based RSUs on a straight-line basis over the service period. Certain RSUs granted to senior management vest based on the achievement of pre-established market goals. We estimate the fair value of market-based RSUs at the date of grant using a Monte Carlo valuation methodology and amortize those fair values over the requisite service period for each separately vesting tranche of the award. The Monte Carlo methodology that we use to estimate the fair value of market-based RSUs at the date of grant incorporates into the valuation the possibility that the market condition may not be satisfied. Provided that the requisite service is rendered, the total fair value of the market-based RSUs at the date of grant must be recognized as compensation expense even if the market condition is not achieved. However, the number of shares that ultimately vest can vary significantly with the performance of the specified market criteria. We amortize the fair values of performance-based RSUs over the requisite service period for each separately vesting tranche of the award. All of the RSUs we grant have dividend rights that are subject to the same vesting requirements as the underlying equity awards, so we do not adjust the intrinsic (market) value of our RSUs for dividends.
We estimate the fair value of stock options granted using a lattice binomial model. We amortize the fair value of stock options on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods.
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

68	Intuit Fiscal 2026 Form 10-K

Concentration of Credit Risk and Significant Customers and Suppliers
We operate in markets that are highly competitive and rapidly changing. Significant technological changes, shifting customer needs and expectations, the emergence of competitive products or services with new capabilities, and other factors could negatively impact our operating results.
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
We sell a portion of our products through third-party retailers and distributors. As a result, we face risks related to the collectibility of our accounts receivable. To appropriately manage this risk, we perform ongoing evaluations of customer credit and limit the amount of credit extended as we deem appropriate, but generally do not require collateral. We maintain reserves for estimated credit losses and these losses have historically been within our expectations. However, since we cannot predict future changes in the financial stability of our customers, we cannot guarantee that our reserves will continue to be adequate. No customer accounted for 10% or more of total net revenue for the twelve months ended July 31, 2026, 2025, or 2024, nor did any customer account for 10% or more of total accounts receivable at July 31, 2026 or July 31, 2025.
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

Accounting Standards Recently Adopted
Income Tax: In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” This standard requires additional disclosures related to the income tax rate reconciliation, income taxes paid by jurisdiction, and other income tax-related disclosures. We adopted ASU 2023-09 for our annual reporting of fiscal 2026 on a retrospective basis. See Note 10, “Income Taxes,” for the additional required disclosures and more information.
Codification Improvements: In December 2025, the FASB issued ASU 2025-12, “Codification Improvements,” which addresses various improvements across a wide range of topics in the FASB Accounting Standards Codification (ASC) to correct, clarify, and otherwise improve the ASC. Among other amendments, ASU 2025-12 includes Issue 10, which clarifies the permissible methods to account for treasury stock retirements under ASC 505-30, Equity – Treasury Stock. The amendment codifies a third permissible method for accounting for the excess of the repurchase price of treasury shares over their par value upon formal or constructive retirement. Under this method, the excess may be charged entirely to additional paid-in capital (APIC) to the extent that APIC is available, with any remaining excess deducted from retained earnings.
We early adopted the amendments related to Issue 10 of ASU 2025-12 on a prospective basis effective as of the beginning of fiscal year 2026. As a result, for the twelve months ended July 31, 2026, we retired a total of 233 million, or $27.0 billion, of treasury shares, and reduced APIC by $23.2 billion and retained earnings by $3.8 billion, with no net impact to total stockholders’ equity on our consolidated balance sheets. See Note 11, “Stockholders’ Equity,” for more information.

Accounting Standards Not Yet Adopted
Disaggregation of Income Statement Expenses: In November 2024, the FASB issued ASU 2024-03, “Income Statement— Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses,” and in January 2025, the FASB issued ASU 2025-01, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date,” which clarified the effective date of ASU 2024-03. This standard requires entities to disaggregate operating expenses into specific categories such as employee compensation, depreciation, and intangible asset amortization, by relevant expense caption on the statement of operations. The standard is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, which means that it will be effective for our annual reporting for the fiscal year ending July 31, 2028 and for interim period reporting beginning in fiscal 2029. Early adoption is permitted on either a prospective or retrospective basis. We are currently evaluating the impact of our pending adoption of ASU 2024-03 on our consolidated financial statements and related disclosures.
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

Intuit Fiscal 2026 Form 10-K	69

first quarter of our fiscal year ending July 31, 2027. Early adoption is permitted, and the standard is to be applied prospectively. We have completed our evaluation of ASU 2025-05 and do not expect the adoption to have a material impact on our consolidated financial statements and related disclosures.
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

	At July 31, 2026			At July 31, 2025
(In millions)	Level 1	Level 2	Total Fair Value	Level 1	Level 2	Total Fair Value
Assets:
Cash equivalents, primarily money market funds	$3,068	$—	$3,068	$1,790	$—	$1,790
Available-for-sale debt securities:
Corporate notes	—	869	869	—	502	502
U.S. agency securities	—	1,776	1,776	—	1,316	1,316
Total available-for-sale debt securities	—	2,645	2,645	—	1,818	1,818
Total assets measured at fair value on a recurring basis	$3,068	$2,645	$5,713	$1,790	$1,818	$3,608

70	Intuit Fiscal 2026 Form 10-K

The following table summarizes our cash equivalents and available-for-sale debt securities by balance sheet classification and level in the fair value hierarchy at the dates indicated:

	At July 31, 2026			At July 31, 2025
(In millions)	Level 1	Level 2	Total Fair Value	Level 1	Level 2	Total Fair Value
Cash equivalents:
In cash and cash equivalents	$3,068	$—	$3,068	$1,790	$—	$1,790
Available-for-sale debt securities:
In investments	$—	$2,495	$2,495	$—	$1,668	$1,668
In funds receivable and amounts held for customers	—	150	150	—	150	150
Total available-for-sale debt securities	$—	$2,645	$2,645	$—	$1,818	$1,818
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
Financial assets whose fair values we measure using Level 3 inputs consist of notes receivable held for sale. Notes receivable held for sale are recorded at the lower of amortized cost or fair value. As of July 31, 2026, total notes receivable held for sale was $179 million and the difference between amortized cost and fair value was not material. As of July 31, 2025, we held no notes receivable for sale. Notes receivable held for investment are recorded at amortized cost. As of July 31, 2026 and July 31, 2025, the difference between the amortized cost and fair value of notes receivable held for investment was not material.
Financial liabilities whose fair values we measure using Level 2 inputs consist of senior unsecured notes. See Note 7, “Debt,” for more information. We measure the fair value of our senior unsecured notes based on their trading prices and the interest rates we could obtain for other borrowings with similar terms. As of July 31, 2026 and July 31, 2025, the total estimated fair value of the senior unsecured notes was $6.5 billion and $5.0 billion, respectively. As of July 31, 2026 and July 31, 2025, the carrying value of the senior unsecured notes was $6.7 billion and $5.0 billion, respectively. See Note 7, “Debt,” for more information.

Assets Measured at Fair Value on a Non-Recurring Basis
Assets measured at fair value on a non-recurring basis include our long-term investments, which primarily include non-marketable equity securities in privately held companies that do not have a readily determinable fair value. They are accounted for at cost and adjusted based on observable price changes from orderly transactions for identical or similar investments of the same issuer or impairment. These investments are classified as Level 3 in the fair value hierarchy because we estimate the value of these investments using a valuation method based on observable transaction price changes at the transaction date.
The following table summarizes the adjustments to the carrying value of our long-term investments.

	July 31,
(In millions)	2026	2025	2024
Upward adjustments	$173	$11	$4
Downward adjustments, including impairments	—	(51)	(2)
Net adjustments	$173	$(40)	$2
Cumulative upward adjustments amounted to $194 million, and cumulative downward adjustments, including impairments, were $27 million through July 31, 2026 for measurement alternative investments held as of that date. As of July 31, 2026 and July 31, 2025, the carrying value of long-term investments was $248 million and $94 million, respectively.

Intuit Fiscal 2026 Form 10-K	71

3. Cash and Cash Equivalents, Investments, and Funds Receivable and Amounts Held for Customers
The following table summarizes our cash and cash equivalents, investments, and funds receivable and amounts held for customers by balance sheet classification at the dates indicated.

	July 31, 2026		July 31, 2025
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Classification on consolidated balance sheets:
Cash and cash equivalents	$4,705	$4,705	$2,884	$2,884
Investments	2,495	2,495	1,667	1,668
Funds receivable and amounts held for customers	5,039	5,038	7,076	7,076
Total cash and cash equivalents, investments, and funds receivable and amounts held for customers	$12,239	$12,238	$11,627	$11,628
The following table summarizes our cash and cash equivalents, investments, and relevant portion of funds receivable and amounts held for customers by investment category at the dates indicated. As of July 31, 2026 and July 31, 2025, this excludes $377 million and $329 million, respectively, of funds receivable from third-party payment processors on our consolidated balance sheets included in funds receivable and amounts held for customers that were not measured and recorded at fair value.

	July 31, 2026		July 31, 2025
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Type of issue:
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$9,216	$9,216	$9,481	$9,481
Available-for-sale debt securities:
Corporate notes	870	869	502	502
U.S. agency securities	1,776	1,776	1,315	1,316
Total available-for-sale debt securities	2,646	2,645	1,817	1,818
Total cash, cash equivalents, restricted cash, restricted cash equivalents, and investments	$11,862	$11,861	$11,298	$11,299
We include realized gains and losses on our available-for-sale debt securities in interest and other income, net in our consolidated statements of operations. Gross realized gains and losses on our available-for-sale debt securities for the twelve months ended July 31, 2026, 2025, and 2024 were not material.
We accumulate unrealized gains and losses on our available-for-sale debt securities, net of tax, in accumulated other comprehensive income or loss in the stockholders’ equity section of our consolidated balance sheets, except for certain unrealized losses described below. Gross unrealized gains and losses on our available-for-sale debt securities as of July 31, 2026 and July 31, 2025 were not material.
For available-for-sale debt securities in an unrealized loss position, we determine whether a credit loss exists. The estimate of the credit loss is determined by considering available information relevant to the collectibility of the security and information about past events, current conditions, and reasonable and supportable forecasts. The allowance for credit loss is recorded to interest and other income, net in our consolidated statements of operations, not to exceed the amount of the unrealized loss. Any excess unrealized loss greater than the allowance for credit loss at a security level is recognized in accumulated other comprehensive income or loss in the stockholders’ equity section of our consolidated balance sheets. We determined there were no credit losses related to available-for-sale debt securities as of July 31, 2026 and July 31, 2025. Unrealized losses on available-for-sale debt securities as of July 31, 2026 were not material. We do not intend to sell these investments. In addition, it is more likely than not that we will not be required to sell them before recovery of the amortized cost basis, which may be at maturity.

72	Intuit Fiscal 2026 Form 10-K

The following table summarizes our available-for-sale debt securities, included in investments and relevant portion of funds receivable and amounts held for customers, classified by the stated maturity date of the security at the dates indicated.

	July 31, 2026		July 31, 2025
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$2,519	$2,519	$1,694	$1,694
Due within two years	65	65	62	63
Due within three years	62	61	61	61
Total available-for-sale debt securities	$2,646	$2,645	$1,817	$1,818

The following table summarizes our funds receivable and amounts held for customers by asset category at the dates indicated.

(In millions)	July 31, 2026	July 31, 2025	July 31, 2024	July 31, 2023
Restricted cash and restricted cash equivalents	$4,511	$6,597	$3,490	$4
Restricted available-for-sale debt securities	150	150	150	200
Restricted funds receivable	377	329	281	216
Total funds receivable and amounts held for customers	$5,038	$7,076	$3,921	$420

4. Notes Receivable and Allowances for Credit Losses
As of July 31, 2026 and 2025, our notes receivable portfolio consisted of notes receivable held for investment, including loans made to small and mid-market businesses and consumers, and notes receivable held for sale, consisting of small and mid-market business loans. We classify notes receivable as held for investment when we have both the intent and ability to hold the notes receivable for the foreseeable future or until maturity or payoff. We classify notes receivable as held for sale when we have the intent and ability to sell substantially all of our rights and interests in a qualified loan to a third-party investor. A note receivable that is initially designated as held for sale or held for investment may be reclassified when our intent for that individual note receivable changes. When a note receivable held for investment is reclassified to held for sale and recorded at the lower of amortized cost or fair value, the related allowance for credit losses for that note receivable is released, and any adjustment to record the note receivable at the lower of amortized cost or fair value is recorded.

Notes Receivable Held for Investment
Business loans. We provide financing to small and mid-market businesses via term loans and other financing products (collectively, business loans) that we originate through an originating bank partner. During the twelve months ended July 31, 2026, 2025, and 2024, we purchased business loans from our originating bank partner with principal balances in the amount of $6.2 billion, $3.5 billion, and $1.8 billion, respectively. As of July 31, 2026, we had commitments to purchase $253 million in business loans that were originated on or prior to July 31, 2026.
The business loans are not secured and are recorded at amortized cost, which includes the unpaid principal balances, net of any related deferred origination costs and fees, discounts, and purchase premiums. At each of the reporting periods ended July 31, 2026 and 2025, the amortized cost of business loans held for investment, net of the allowance for credit losses, was $1.5 billion. The current portion is included in notes receivable held for investment and the long-term portion is included in other assets on our consolidated balance sheets.
Interest income is earned on business loans purchased and held for investment in accordance with the specified period of time and defined interest rate noted in the loan contract. Interest income is recorded net of amortized direct origination costs and fees, discounts, and purchase premiums and is included in service revenue in our consolidated statements of operations. Interest income on business loans was not material for each of the periods presented.
Consumer loans. We provide short-term interest bearing and non-interest bearing loans to eligible TurboTax customers, and other consumer loans (collectively, consumer loans). We partner with originating banks to originate the consumer loans and subsequently purchase those consumer loans. Certain consumer loan offerings are repaid from the customer's income tax refund. During the twelve months ended July 31, 2026, 2025, and 2024, we purchased consumer loans from our originating bank partners with principal balances in the amount of $670 million, $482 million, and $700 million, respectively. The consumer loans are not secured and are recorded at amortized cost, net of any related deferred origination costs and fees, discounts, and purchase premiums. As of July 31, 2026 and July 31, 2025, the amortized cost of consumer loans, net of the allowance for credit losses, was $94 million and $2 million, respectively. Interest income on consumer loans was not material for each of the periods presented.
Allowance for credit losses. We maintain an allowance for credit losses on notes receivable held for investment to reserve for expected credit losses in the notes receivable portfolio. The allowance for credit losses is determined based on our current

Intuit Fiscal 2026 Form 10-K	73

estimate of expected credit losses, historical credit losses, estimates of recoveries, and future expectations as of each balance sheet date. Adjustments to the allowance for changes in our estimate of lifetime expected credit losses are recognized in earnings each period through the provision for expected credit losses included in cost of service revenue in our consolidated statements of operations. We evaluate the creditworthiness of our notes receivable portfolio on a pooled basis when shared credit risk characteristics exist.
The allowance for credit losses is subjective and requires management estimates, including such factors as known and inherent risks in the portfolio, use of historical credit losses to estimate expected credit losses, adverse situations that may affect borrowers’ ability to repay, and current and forecasted economic conditions. Other factors considered may include uncertainties in forecasting, subjective application of modeling techniques, changes in portfolio composition, seasonality, business conditions, and emerging trends.
For our business loan portfolio, expected credit losses are measured based on a credit loss forecasting model and calculated by applying loss curves derived from loan level risk segment and term mixes, aggregated at monthly business loan vintages. Loss curves are estimated based on a combination of empirical loss curve data and management judgment. The loss rates and underlying models are updated periodically to reflect factors such as actual loan performance and changes in assumptions based on the credit risk characteristics of the business loan portfolio. We use empirical data and management judgment to estimate losses for new credit tests or products for which we do not have enough history.
We consider a business loan to be delinquent when the payments are one day past due. We place delinquent business loans on nonaccrual status and stop accruing interest income. Business loans are returned to accrual status if they are brought current or have performed in accordance with the contractual terms for a reasonable period of time and, in our judgment, will continue to make periodic principal and interest payments as per contractual terms. Previously recognized interest receivable from charged-off business loans that is accrued but not collected from the borrower is reversed when the loan is charged off. As of July 31, 2026 and 2025, the amortized cost basis for delinquent business loans and nonaccrual status business loans held for investment were not material. Interest income for business loans in a nonaccrual status, recognized when cash is received, was not material for each of the twelve month periods ended July 31, 2026, 2025, and 2024.
The changes in the allowance for credit losses for our business loan portfolio for the twelve months ended July 31, 2026, 2025, and 2024 were as shown in the following table.

	Twelve Months Ended July 31,
(In millions)	2026	2025	2024
Beginning balance	$100	$62	$30
Provision for expected credit losses	199	115	89
Charge-offs	(185)	(88)	(65)
Recoveries	20	11	8
Ending balance	$134	$100	$62
For our consumer loan portfolio, we maintain an allowance for credit losses to reserve for potentially uncollectible consumer loans and take into consideration the loan product, future expectations, expected funding of refunds by the Internal Revenue Service (IRS) using historical trends, if applicable, and other borrower characteristics to predict future losses. We use empirical data and management judgment to estimate losses for new consumer loan products for which we do not have enough history. The allowance for credit losses for consumer loans was not material as of July 31, 2026 and 2025. Interest income for consumer loans in a nonaccrual status, recognized when cash is received, was not material for each of the twelve months ended July 31, 2026, 2025, and 2024.
We maintain an allowance for credit losses on our loan purchase commitments that is recorded in other current liabilities on the consolidated balance sheets. Our allowance for credit losses on loan purchase commitments was not material as of July 31, 2026 and 2025.
When available information confirms that specific notes receivable or portions thereof are uncollectible, identified amounts are charged off against the allowance for credit losses. Notes receivable are charged off in accordance with our charge-off policy when the contractual principal becomes 120 days past due or when other charge-off policy requirements are met. Subsequent recoveries of the unpaid principal balance, if any, are credited to the allowance for credit losses.

Notes Receivable Held for Sale
Business loans. We have entered into multiple forward flow arrangements with institutional investors that facilitate the sale of participation interests in eligible unsecured business loans. These arrangements have varying terms, with expiration dates ranging from 2027 to 2030.

74	Intuit Fiscal 2026 Form 10-K

Notes receivable held for sale are recorded at the lower of amortized cost or fair value determined on an individual note receivable basis. As of July 31, 2026, we held $179 million of notes receivable classified as held for sale, which is included in notes receivable held for sale on our consolidated balance sheets. As of July 31, 2025, there were no notes receivable classified as held for sale. The total unpaid principal balance of business loans sold during the twelve months ended July 31, 2026, 2025 and 2024 amounted to $2.1 billion, $543 million, and $323 million, respectively. For the twelve months ended July 31, 2026, 2025, and 2024, gains on sales of business loans and servicing income were not material.

5. Property and Equipment
Property and equipment consisted of the following at the dates indicated:

	Life in	July 31,
(Dollars in millions)	Years	2026	2025
Buildings	5-30	$701	$644
Software	2-6	691	791
Leasehold improvements	2-16	451	479
Equipment	3-5	178	175
Furniture and fixtures	5	141	139
Land	–	96	96
Capital in progress	–	146	39
Total property and equipment		2,404	2,363
Less accumulated depreciation and amortization		(1,381)	(1,402)
Total property and equipment, net		$1,023	$961
Capital in progress at July 31, 2026 and 2025, consisted primarily of costs related to various buildings and site improvements that have not yet been placed into service.
As discussed in Note 1, “Description of Business and Summary of Significant Accounting Policies – Internal Use Software,” we capitalize costs related to the development of software for internal use. We capitalized internal use software costs totaling $46 million for the twelve months ended July 31, 2026; $40 million for the twelve months ended July 31, 2025; and $59 million for the twelve months ended July 31, 2024. There was no capitalized labor in these amounts for the twelve months ended July 31, 2026, 2025, and 2024. Costs related to internal use software projects are included in the capital in progress category of property and equipment until project completion, at which time they are transferred to the software category.

6. Goodwill and Acquired Intangible Assets

Goodwill
Changes in the carrying value of goodwill by reportable segment during the twelve months ended July 31, 2026 and July 31, 2025 were as shown in the following table. Our reportable segments are described in Note 14, “Segment Information.” We have recast certain prior period amounts to conform to our current presentation of our reportable segments. See Note 1, “Description of Business and Summary of Significant Accounting Policies — Basis of Presentation,” for more information.

(In millions)	Balance July 31, 2024	Goodwill Acquired/ Adjusted	Foreign Currency Translation	Balance July 31, 2025	Goodwill Acquired/ Adjusted	Foreign Currency Translation and Other	Balance July 31, 2026
Global Business Solutions	$9,690	$134	$1	$9,825	$—	$(4)	$9,821
Consumer	4,154	—	1	4,155	—	5	4,160
Totals	$13,844	$134	$2	$13,980	$—	$1	$13,981
Goodwill is net of accumulated impairment losses of $114 million, which were recorded prior to July 31, 2024 and are included in our Consumer segment. The increase in goodwill during the twelve months ended July 31, 2026 was primarily due to foreign currency translation adjustments. The increase in goodwill during the twelve months ended July 31, 2025 was primarily due to a business acquisition.

Intuit Fiscal 2026 Form 10-K	75

Acquired Intangible Assets
The following table shows the cost, accumulated amortization, and weighted-average life in years for our acquired intangible assets at the dates indicated. The weighted-average lives are calculated for assets that are not fully amortized.

(Dollars in millions)	Customer and User Relationships	Purchased Technology	Trade Names and Logos	Total

At July 31, 2026:
Cost	$6,198	$1,765	$680	$8,643
Accumulated amortization	(2,464)	(1,237)	(300)	(4,001)
Acquired intangible assets, net	$3,734	$528	$380	$4,642
Weighted-average life in years	14	8	13	13

At July 31, 2025:
Cost	$6,198	$1,765	$680	$8,643
Accumulated amortization	(2,034)	(1,061)	(246)	(3,341)
Acquired intangible assets, net	$4,164	$704	$434	$5,302
Weighted-average life in years	14	8	13	13
The following table shows the expected future amortization expense for our acquired intangible assets at July 31, 2026. Amortization of purchased technology is generally charged to amortization of acquired technology in our consolidated statements of operations. Amortization of other acquired intangible assets, such as customer and user relationships, is charged to amortization of other acquired intangible assets in our consolidated statements of operations. If impairment events occur, they could accelerate the timing of acquired intangible asset charges.

(In millions)	Expected Future Amortization Expense
Fiscal year ending July 31,
2027	$633
2028	613
2029	593
2030	590
2031	506
Thereafter	1,707
Total expected future amortization expense	$4,642

76	Intuit Fiscal 2026 Form 10-K

7. Debt
The following table summarizes the carrying value of our debt at the dates indicated:

		Effective	July 31,	July 31,
(Dollars in millions)	Issuance Date	Interest Rate	2026	2025
5.250%, 2023 Notes due September 2026	September 2023	5.325%	$750	$750
1.350%, 2020 Notes due July 2027	June 2020	1.486%	500	500
5.125%, 2023 Notes due September 2028	September 2023	5.258%	750	750
1.650%, 2020 Notes due July 2030	June 2020	1.767%	500	500
4.950%, 2026 Notes due June 2031	June 2026	5.083%	750	—
5.200%, 2023 Notes due September 2033	September 2023	5.312%	1,250	1,250
5.500%, 2026 Notes due June 2036	June 2026	5.620%	1,000	—
5.500%, 2023 Notes due September 2053	September 2023	5.576%	1,250	1,250
Total senior unsecured notes			6,750	5,000
Secured revolving credit facilities			970	1,014
Total principal balance of debt			7,720	6,014
Unamortized discount and debt issuance costs			(51)	(41)
Net carrying value of debt			$7,669	$5,973

Short-term debt			$1,249	$—
Long-term debt			$6,420	$5,973
The following table summarizes the future principal payments for debt at July 31, 2026:

(In millions)
Fiscal year ending July 31,
2027	$1,250
2028	400
2029	1,100
2030	720
2031	750
Thereafter	3,500
Total future principal payments for debt	$7,720

Senior Unsecured Notes
Interest is payable semiannually for the senior unsecured notes listed in the table above. The discount and debt issuance costs are amortized to interest expense using the effective interest method over the term of the related senior note. The senior unsecured notes rank equally with all existing and future unsecured and unsubordinated indebtedness of Intuit and are redeemable by us at any time, subject to a make-whole premium. The senior unsecured notes limit our ability to create certain liens and enter into sale and leaseback transactions. As of July 31, 2026, we were compliant with all covenants governing the senior unsecured notes.
For the senior unsecured notes issued in June 2020 (2020 Notes), upon a change of control that is accompanied by certain downgrades in the credit ratings of the 2020 Notes, we will be required to repurchase the 2020 Notes at a repurchase price equal to 101% of the aggregate outstanding principal plus any accrued and unpaid interest to but not including the date of repurchase.
2026 Notes. In June 2026, we issued two series of senior unsecured notes (together, the 2026 Notes) pursuant to a public debt offering. The proceeds from the issuance were $1.74 billion, net of debt discount and issuance costs of $14 million. In August 2026, we used the net proceeds from this bond issuance, as well as cash on hand, to repay the $750 million of notes that were scheduled to mature in September 2026. We intend to use the remaining net proceeds for general corporate purposes, which may include the repayment of our senior notes due in July 2027.

Intuit Fiscal 2026 Form 10-K	77

Secured Revolving Credit Facilities
To finance business loans that we purchase from our originating bank partner, we have established certain SPVs, deemed to be VIEs, to enter into secured revolving credit facilities with lenders. The facilities are non-recourse to Intuit Inc. and are secured by assets of the respective SPVs, which may only be used to settle obligations of the SPVs and are each in excess of the amounts outstanding under their respective facilities. The liabilities of the SPVs can only be settled by the assets of the respective subsidiary. We can borrow up to each facility limit up to the termination date, and the outstanding principal balance is due and payable in full on the maturity date. Each facility includes certain affirmative and negative covenants, including financial covenants, that require us to maintain specified financial ratios. As of July 31, 2026, we were compliant with all covenants governing the facilities.
The following table summarizes details of the secured revolving credit facilities:

			Stated	Unused
	Termination Date	Maturity Date	Interest Rate	Commitment Fee	Interest Rate[1]
2019 Secured Facility	August 2027	August 2028	SOFR + 1.35%	0.25% to 0.75%	5.01%
2022 Secured Facility	April 2027	May 2028	SOFR + 1.10%	0.20% to 0.40%	4.76%
2024 Secured Facility	November 2028	November 2029	SOFR + 1.15%	0.20% to 0.40%	5.19%
(1)    The presented interest rates reflect the stated interest rate in effect for each of our secured revolving credit facilities as of July 31, 2026 and include any applicable unused commitment fee on the unused portions of the committed facilities.
Stated interest rates on our secured revolving credit facilities are floating and accrue interest at the Secured Overnight Financing Rate (SOFR) plus a margin. Interest on the facilities is payable monthly.
In fiscal 2026, we entered into an amendment to the 2024 Secured Facility that increased the committed and total facility limit, and extended the termination and maturity dates.
The following table summarizes each facility’s limits as of July 31, 2026 and the outstanding principal balances of the secured revolving credit facilities, which are liabilities of the SPVs, as of the dates indicated:

	Uncommitted	Committed	Total	Outstanding Principal Balance
(Dollars in millions)	Facility Limit	Facility Limit	Facility Limit	July 31, 2026	July 31, 2025
2019 Secured Facility	$200	$300	$500	$350	$440
2022 Secured Facility	100	400	500	400	300
2024 Secured Facility	—	500	500	220	274
Total secured revolving credit facilities:	$300	$1,200	$1,500	$970	$1,014

Unsecured Credit Facilities
2026 Credit Facility. On January 9, 2026, we terminated our amended and restated credit agreement dated February 5, 2024, and entered into a credit agreement with certain lenders providing for a $2.2 billion unsecured revolving credit facility that expires on January 9, 2031 (2026 Credit Facility).
Under the 2026 Credit Facility, we may, subject to certain customary conditions, including approval of relevant lenders, on one or more occasions, increase commitments under the 2026 Credit Facility by an amount not to exceed $4 billion in the aggregate, and, on one or more occasions, extend the maturity date of the 2026 Credit Facility by one year. The 2026 Credit Facility includes a $500 million sublimit for borrowing swingline loans and a $250 million sublimit for the issuance of letters of credit. Advances under the 2026 Credit Facility accrue interest at rates equal to (a) in the case of U.S. dollar borrowings, at our election, either (i) the alternate base rate plus a margin that ranges from 0.000% to 0.125%, or (ii) the SOFR plus a margin that ranges from 0.700% to 1.125%, or (b) in the case of foreign currency borrowings, the interest benchmark for the relevant currency specified in the credit agreement plus a margin that ranges from 0.700% to 1.125%. The facility fee ranges from 0.050% to 0.125% per annum. The actual interest margins and the facility fee are based on our senior long-term debt credit ratings.
The 2026 Credit Facility includes customary affirmative and negative covenants, including a financial covenant that requires us to maintain a ratio of total gross debt to earnings before interest, taxes, depreciation, and amortization (EBITDA), as defined in the agreement, of not greater than 4.00 to 1.00 as measured on a rolling twelve month basis as of the last day of each fiscal quarter. As of July 31, 2026, we were compliant with all covenants governing the 2026 Credit Facility. At July 31, 2026, no amounts were outstanding under the 2026 Credit Facility.
2026 Short-Term Credit Facility. On January 30, 2026, we entered into a credit agreement with certain lenders providing for a $5.8 billion unsecured short-term revolving credit facility (2026 Short-Term Credit Facility) to fund a portion of our TurboTax early tax refund offering. We terminated the 2026 Short-Term Credit Facility effective February 26, 2026.

78	Intuit Fiscal 2026 Form 10-K

Advances under the 2026 Short-Term Credit Facility accrued interest at rates equal to, at our election, either (i) term SOFR or daily simple SOFR plus a margin of 0.875%, or (ii) the alternate base rate plus a margin of 0.000%. Unused portions of the commitment accrued a fee of 0.07% per annum.

Commercial Paper Program
Under our established commercial paper program, we may issue and sell unsecured short-term promissory notes (commercial paper) up to $2.2 billion outstanding at any time. The maturities of the commercial paper may vary but will not exceed 397 days from the date of issuance. During the twelve months ended July 31, 2026, we temporarily increased the capacity of our commercial paper program from $1.5 billion to $3.2 billion to support our seasonal working capital needs. In March 2026, we reduced the capacity of the commercial paper program to $2.2 billion. At July 31, 2026 and July 31, 2025, no amounts were outstanding under this program.

8. Other Liabilities and Commitments

Other Current Liabilities
Other current liabilities were as follows at the dates indicated:

	July 31,
(In millions)	2026	2025
Executive deferred compensation plan liabilities	$308	$248
Interest payable	98	85
Current portion of operating lease liabilities	85	69
Sales, property, and other taxes	68	55
Reserve for returns, credits, and promotional discounts	54	39
Excise tax on share repurchases	41	7
Amounts due for share repurchases	31	14
Other	178	108
Total other current liabilities	$863	$625

Other Long-Term Obligations
Other long-term obligations were as follows at the dates indicated:

	July 31,
(In millions)	2026	2025
Income tax liabilities	$247	$238
Other	58	50
Total other long-term obligations	$305	$288

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

Intuit Fiscal 2026 Form 10-K	79

As of July 31, 2026, our commitments under purchase obligations, primarily related to a cloud services agreement, were as shown in the table below.

(In millions)	Purchase Obligations
Fiscal year ending July 31,
2027	$1,160
2028	1,169
2029	910
2030	467
2031	460
Thereafter	768
Total commitments	$4,934

9. Leases
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
We sublease certain office facilities to third parties. These subleases have remaining lease terms of up to 4 years, one of which includes an option to extend the sublease for up to 3 years.
The components of lease expense were as follows:

	Twelve Months Ended July 31,
(In millions)	2026	2025	2024
Operating lease cost (1)	$142	$111	$108
Variable lease cost	25	22	23
Sublease income	(8)	(10)	(11)
Total net lease cost	$159	$123	$120
(1)    Includes short-term leases, which were not material for the twelve months ended July 31, 2026, 2025, or 2024.
Supplemental cash flow information related to operating leases was as follows:

	Twelve Months Ended July 31,
(In millions)	2026	2025	2024
Cash paid for amounts included in the measurement of operating lease liabilities	$124	$101	$89
Right-of-use assets obtained in exchange for operating lease liabilities	$183	$212	$35
Other information related to operating leases was as follows at the dates indicated:

	July 31,
	2026	2025	2024
Weighted-average remaining lease term for operating leases	7.2 years	8.1 years	7.7 years
Weighted-average discount rate for operating leases	4.4%	3.8%	3.3%

80	Intuit Fiscal 2026 Form 10-K

Future minimum lease payments under noncancellable operating leases as of July 31, 2026 were as follows:

(In millions)	Operating Leases (1)
Fiscal year ending July 31,
2027	$112
2028	130
2029	134
2030	124
2031	109
Thereafter	285
Total future minimum lease payments	894
Less imputed interest	(142)
Present value of lease liabilities	$752
(1)    Noncancellable future sublease proceeds as of July 31, 2026 totaled $17 million through July 31, 2031 and are not included in the table above.
Supplemental balance sheet information related to operating leases was as follows at the dates indicated:

	July 31,
(In millions)	2026	2025

Operating lease right-of-use assets	$609	$541

Other current liabilities	$85	$69
Operating lease liabilities	667	597
Total operating lease liabilities	$752	$666
As of July 31, 2026, we have additional operating leases with total minimum lease payments of $56 million primarily for office facilities that have not yet commenced and therefore are not reflected on the consolidated balance sheets or in the tables above. These operating leases are expected to commence in fiscal year 2027 with lease terms ranging from five to 10 years.

10. Income Taxes
The provision for income taxes consisted of the following for the periods indicated:

	Twelve Months Ended July 31,
(In millions)	2026	2025	2024
Current:
Federal	$(59)	$1,219	$984
State	189	237	202
Foreign	49	25	36
Total current	179	1,481	1,222
Deferred:
Federal	1,205	(453)	(523)
State	72	(70)	(97)
Foreign	(5)	7	(15)
Total deferred	1,272	(516)	(635)
Total provision for income taxes	$1,451	$965	$587
We recognized tax shortfalls on share-based compensation of $43 million in the provision for income taxes for the twelve months ended July 31, 2026. We recognized excess tax benefits on share-based compensation of $143 million and $183 million in the provision for income taxes for the twelve months ended July 31, 2025 and 2024, respectively.

Intuit Fiscal 2026 Form 10-K	81

The sources of income before the provision for income taxes consisted of the following for the periods indicated:

	Twelve Months Ended July 31,
(In millions)	2026	2025	2024
United States	$5,875	$4,700	$3,449
Foreign	142	134	101
Total	$6,017	$4,834	$3,550
Differences between income taxes calculated using the federal statutory income tax rate and the provision for income taxes were as follows for the periods indicated:

	Twelve Months Ended July 31,
(In millions)	2026		2025		2024
	Amount	Percent	Amount	Percent	Amount	Percent
Income before income taxes	$6,017		$4,834		$3,550

Statutory federal income tax	$1,264	21.0%	$1,015	21.0%	$746	21.0%
State income taxes, net of federal benefit (1)	206	3.4	132	2.7	83	2.3
Foreign tax effects:
Statutory tax rate differences between foreign and U.S.	14	0.2	4	0.1	—	—
Tax credits
Federal research and experimentation credits	(96)	(1.6)	(113)	(2.3)	(109)	(3.1)
Nontaxable or nondeductible items
Share-based compensation	56	1.0	47	1.0	43	1.2
Shortfalls (excess tax benefits) related to share-based compensation	36	0.6	(120)	(2.5)	(153)	(4.3)
Changes in unrecognized tax benefits	(36)	(0.6)	(11)	(0.2)	(33)	(0.9)
Other adjustments(2)	7	0.1	11	0.2	10	0.3
Provision for income taxes	$1,451	24.1%	$965	20.0%	$587	16.5%
(1) Fiscal 2026: State taxes effect in New York, Illinois, Pennsylvania, New Jersey, New York City, Massachusetts, Minnesota, Georgia, and Michigan made up the majority (greater than 50%) of the tax effect in this category.
Fiscal 2025: State taxes effect in New York, Illinois, New Jersey, Pennsylvania, New York City, Massachusetts, Texas, Minnesota, and Maryland made up the majority (greater than 50%) of the tax effect in this category.
Fiscal 2024: State taxes effect in New York, Illinois, New Jersey, Florida, New York City, Massachusetts, Minnesota, and Michigan made up the majority (greater than 50%) of the tax effect in this category.
(2) Fiscal 2026: Other adjustments include nontaxable or nondeductible items and other tax credits.
Fiscal 2025: Other adjustments include nontaxable or nondeductible items and the effect of cross border tax laws.
Fiscal 2024: Other adjustments include nontaxable or nondeductible items and other tax credits.
The state income tax line in the table above includes tax shortfalls related to share-based compensation of $7 million for the twelve months ended July 31, 2026. The state income tax line in the table above includes excess tax benefits related to share-based compensation of $23 million and $30 million for the twelve months ended July 31, 2025 and 2024, respectively.

82	Intuit Fiscal 2026 Form 10-K

Income taxes paid, net of refunds, were as follows (in millions):

	Twelve Months Ended July 31,
	2026	2025	2024
U.S. federal	$(6)	$1,105	$1,659
U.S. state and local
California	51	31	(4)
New York	25	23	20
Pennsylvania	18	15	14
Other	162	191	161
Foreign
India	24	21	24
Other	7	22	7
Total cash paid for income taxes, net of refunds	$281	$1,408	$1,881
On July 4, 2025, the U.S. federal government enacted the One Big Beautiful Bill Act (OBBBA), which includes significant tax changes, most notably the reinstatement of the immediate expensing of domestic research and development expenditures, effective in fiscal 2026. The deductibility of these expenditures, including the election to deduct the prior year unamortized, capitalized research and development expenses, reduced the deferred tax assets and income taxes payable for fiscal 2026.
In the current global tax policy environment, the U.S. and other domestic and foreign governments continue to consider, and in some cases enact, changes in corporate tax laws. As changes occur, we account for finalized legislation in the period of enactment.
Material deferred tax assets and liabilities were as follows at the dates indicated:

	July 31,
(In millions)	2026	2025
Deferred tax assets:
Accruals and reserves not currently deductible	$98	$72
Capitalized research and development	673	1,895
Operating lease liabilities	176	173
Accrued and deferred compensation	154	116
Loss and tax credit carryforwards	243	277
Share-based compensation	106	113
Other, net	27	24
Total gross deferred tax assets	1,477	2,670
Valuation allowance	(257)	(290)
Total deferred tax assets	1,220	2,380
Deferred tax liabilities:
Operating lease right-of-use assets	139	140
Intangibles	1,012	950
Property and equipment	29	32
Other, net	107	56
Total deferred tax liabilities	1,287	1,178
Net deferred tax assets (liabilities)	$(67)	$1,202
The components of total net deferred tax assets, net of valuation allowances, as shown on our consolidated balance sheets were as follows at the dates indicated:

	July 31,
(In millions)	2026	2025
Long-term deferred income tax assets	$172	$1,222
Long-term deferred income tax liabilities	(239)	(20)
Net deferred tax assets (liabilities)	$(67)	$1,202

Intuit Fiscal 2026 Form 10-K	83

We have provided a valuation allowance on California net deferred tax assets primarily related to state research and experimentation tax credit carryforwards. We have also provided a valuation allowance on other non-California state operating loss and foreign loss carryforwards. We have provided a valuation allowance on these deferred tax assets as we believe they are unlikely to be realized. We have a valuation allowance of $257 million and $290 million for the twelve months ended July 31, 2026 and July 31, 2025, respectively. The valuation allowance on our net deferred taxes decreased by $33 million for the twelve months ended July 31, 2026. The change in the valuation allowance was primarily related to a decrease in the allowance for California net deferred tax assets. The valuation allowance on our net deferred taxes increased by $63 million for the twelve months ended July 31, 2025. The change in the valuation allowance was primarily related to an increase in the allowance for California net deferred tax assets.
At July 31, 2026, we had federal net operating loss carryforwards of approximately $35 million that will start to expire in fiscal 2032. Utilization of the net operating losses is subject to annual limitation. The annual limitation may result in the expiration of net operating losses before utilization.
At July 31, 2026, we had state net operating loss carryforwards of approximately $99 million for which we have recorded a deferred tax asset of $6 million and a valuation allowance of $6 million. The state net operating loss carryforwards will start to expire in fiscal 2028. Utilization of the net operating losses is subject to annual limitation. The annual limitation may result in the expiration of net operating losses before utilization.
At July 31, 2026, we had foreign net operating loss carryforwards of approximately $18 million which carry forward indefinitely. We maintain a full valuation allowance with respect to the foreign net operating losses as there is not sufficient evidence of future sources of taxable income required to utilize such carryforwards.
At July 31, 2026, we had California research and experimentation credit carryforwards of approximately $415 million. The California research and experimentation credit will carry forward indefinitely. We maintain a full valuation allowance with respect to the California research and experimentation credit carryforwards as there is not sufficient evidence of future sources of taxable income required to utilize such carryforwards.

Unrecognized Tax Benefits
The aggregate changes in the balance of our gross unrecognized tax benefits were as follows for the periods indicated:

	Twelve Months Ended July 31,
(In millions)	2026	2025	2024
Gross unrecognized tax benefits, beginning balance	$394	$327	$246
Increases related to tax positions from prior fiscal years, including acquisitions	17	11	36
Decreases related to tax positions from prior fiscal years	—	(21)	(12)
Increases related to tax positions taken during current fiscal year	42	91	95
Settlements with tax authorities	(2)	(2)	(1)
Lapse of statute of limitations	(38)	(12)	(37)
Gross unrecognized tax benefits, ending balance	$413	$394	$327
The total amount of our unrecognized tax benefits at July 31, 2026 was $413 million. If we were to recognize these net benefits, our income tax expense would reflect a favorable net impact of $275 million.
We file U.S. federal, U.S. state, and foreign tax returns. Our major tax jurisdiction is the U.S. federal jurisdiction. For U.S. federal tax returns, we are no longer subject to tax examinations for years prior to fiscal 2023 except for fiscal 2018 and fiscal 2016.
We recognize interest and penalties related to unrecognized tax benefits within the provision for income taxes. Amounts accrued at July 31, 2026 and July 31, 2025 for the payment of interest and penalties were not material. The amounts of interest and penalties that we recognized during the twelve months ended July 31, 2026, 2025, and 2024, were also not material.
We offset a $61 million long-term liability for uncertain tax positions against our long-term income tax receivable at each of the reporting periods ended July 31, 2026 and July 31, 2025. The long-term income tax receivable for both periods was primarily related to the government’s approval of a method of accounting change request for fiscal 2018.

84	Intuit Fiscal 2026 Form 10-K

11. Stockholders’ Equity

Stock Repurchase Programs and Treasury Shares
Intuit’s Board of Directors has authorized a common stock repurchase program. Shares of common stock repurchased under this program become treasury shares. Under this program, we repurchased 13.4 million shares of our common stock for $5.5 billion during the twelve months ended July 31, 2026. Included in this amount were $31 million of repurchases which occurred in late July 2026 and settled in August 2026. On August 19, 2025, our Board of Directors approved an increase in the authorization under the existing stock repurchase program to repurchase up to an additional $3.2 billion of our common stock. On May 7, 2026, our Board of Directors approved an increase in the authorization under the existing stock repurchase program to repurchase up to an additional $8.0 billion of our common stock. At July 31, 2026, we had remaining authorization from our Board of Directors for up to $7.9 billion in stock repurchases. Future stock repurchases under the current program are at the discretion of management, and authorization of future stock repurchase programs is subject to the final determination of our Board of Directors.
Our treasury shares are repurchased at the market price on the trade date. Through July 23, 2026, all amounts paid to reacquire these shares had been recorded as treasury stock on our consolidated balance sheets. Any direct costs to acquire treasury stock were recorded to treasury stock on our consolidated balance sheets. Repurchased shares of our common stock were held as treasury shares until they were reissued or retired. When we reissue treasury stock, if the proceeds from the sale are more than the average price we paid to acquire the shares, we record an increase in additional paid-in capital. Conversely, if the proceeds from the sale are less than the average price we paid to acquire the shares, we record a decrease in additional paid-in capital to the extent of increases previously recorded for similar transactions and a decrease in retained earnings for any remaining amount.
On July 23, 2026, we retired all of our existing treasury shares. Additionally, we retired all shares repurchased from July 24, 2026 through July 31, 2026. These shares assumed the status of authorized and unissued shares upon retirement. The excess of the purchase price over par value was first deducted from APIC to the extent that APIC was available, with any remaining excess deducted from retained earnings. For the twelve months ended July 31, 2026, we retired a total of 233 million, or $27.0 billion, of treasury shares, and reduced APIC by $23.2 billion and retained earnings by $3.8 billion, with no net impact to total stockholders’ equity on our consolidated balance sheets. Any future repurchased shares will assume the status of authorized and unissued shares, and the related excess of the repurchase price over par value will be recorded consistent with the methodology described above.

Dividends on Common Stock
During the twelve months ended July 31, 2026, we declared cash dividends that totaled $4.80 per share of outstanding common stock, or approximately $1.3 billion. In August 2026, our Board of Directors declared a quarterly cash dividend of $1.38 per share of outstanding common stock payable on October 16, 2026 to stockholders of record at the close of business on October 8, 2026. Future declarations of dividends and the establishment of future record dates and payment dates are subject to the final determination of our Board of Directors.

Description of 2005 Equity Incentive Plan and Credit Karma, Inc. 2015 Equity Incentive Plan
Our stockholders initially approved our 2005 Equity Incentive Plan (2005 Plan) on December 9, 2004. On January 18, 2024, our stockholders approved an Amended and Restated 2005 Equity Incentive Plan (Restated 2005 Plan) that expires on January 18, 2034. Under the Restated 2005 Plan, we are permitted to grant incentive and non-qualified stock options, restricted stock awards, RSUs, stock appreciation rights, and stock bonus awards to our employees, non-employee directors, and consultants. The Compensation and Organizational Development Committee of our Board of Directors or its delegates determine who will receive grants, when those grants will be exercisable, their exercise price, and other terms. We are permitted to issue up to 171.7 million shares under the Restated 2005 Plan. The plan provides a fungible share reserve. Each stock option granted on or after November 1, 2010 reduces the share reserve by one share and each restricted stock award or restricted stock unit granted reduces the share reserve by 2.3 shares. Stock options forfeited and returned to the pool of shares available for grant increase the pool by one share for each share forfeited. Restricted stock awards and RSUs forfeited and returned to the pool of shares available for grant increase the pool by 2.3 shares for each share forfeited. Shares withheld for income taxes upon vesting of RSUs that were granted on or after July 21, 2016 are also returned to the pool of shares available for grant. Stock options granted under the 2005 Plan and the Restated 2005 Plan typically vest over three to four years based on continued service and have a seven-year term. RSUs granted under those plans typically vest over three to four years based on continued service. Certain RSUs granted to senior management vest based on the achievement of pre-established market goals.
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

Intuit Fiscal 2026 Form 10-K	85

At July 31, 2026, there were approximately 11.3 million shares available for grant under the Restated 2005 Plan.

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
Under the ESPP, employees purchased 438,432 shares of Intuit common stock during the twelve months ended July 31, 2026; 306,286 shares during the twelve months ended July 31, 2025; and 360,028 shares during the twelve months ended July 31, 2024. At July 31, 2026, there were 1,219,234 shares available for issuance under this plan.

Share-Based Compensation Expense
The following table summarizes the total share-based compensation expense that we recorded in operating income for the periods shown.

	Twelve Months Ended July 31,
(In millions)	2026	2025	2024
Cost of service revenue	$370	$420	$398
Cost of product and other revenue	1	3	4
Selling and marketing	587	541	506
Research and development	706	629	639
General and administrative	392	375	368
Restructuring	—	—	25
Total share-based compensation expense	2,056	1,968	1,940
Income tax benefit	(366)	(548)	(594)
Decrease in net income	$1,690	$1,420	$1,346

Determining Fair Value
Valuation and Amortization Methods
RSUs granted typically vest based on continued service. We value these time-based RSUs at the date of grant using the intrinsic value method. We amortize the fair value of time-based RSUs on a straight-line basis over the service period. These time-based RSUs accounted for approximately 90% of our total share-based compensation expense during the twelve months ended July 31, 2026. Certain RSUs granted to senior management vest based on the achievement of pre-established market goals. We estimate the fair value of market-based RSUs at the date of grant using a Monte Carlo valuation methodology and amortize those fair values over the requisite service period for each separately vesting tranche of the award. The Monte Carlo methodology that we use to estimate the fair value of market-based RSUs at the date of grant incorporates into the valuation the possibility that the market condition may not be satisfied. Provided that the requisite service is rendered, the total fair value of the market-based RSUs at the date of grant must be recognized as compensation expense even if the market condition is not achieved. However, the number of shares that ultimately vest can vary significantly with the performance of the specified market criteria. All of the RSUs we grant have dividend rights that are subject to the same vesting requirements as the underlying equity awards, so we do not adjust the market price of our stock on the date of grant for dividends.
We estimate the fair value of stock options granted using a lattice binomial model. Our stock options have various restrictions, including vesting provisions and restrictions on transfer, and are often exercised prior to their contractual maturity. We believe that lattice binomial models are more capable of incorporating the features of our stock options than closed-form models such as the Black Scholes model. The use of a lattice binomial model requires the use of extensive actual employee exercise behavior and a number of complex assumptions, including the expected volatility of our stock price over the term of the options, risk-free interest rates, and expected dividends. We amortize the fair value of options on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods.
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

86	Intuit Fiscal 2026 Form 10-K

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
We used the following assumptions to estimate the fair value of stock options granted and shares purchased under our Employee Stock Purchase Plan for the periods indicated:

	Twelve Months Ended July 31,
	2026	2025	2024
Assumptions for stock options:
Expected volatility	58.64%	29.54%	31%
Weighted-average expected volatility	58.64%	29.54%	31%
Risk-free interest rate	4.41%	3.95%	4.13%
Expected dividend yield	1.70%	0.53%	0.57%

Assumptions for ESPP:
Expected volatility (range)	30% - 47%	30% - 31%	27% - 36%
Weighted-average expected volatility	38%	30%	31%
Risk-free interest rate (range)	3.69% - 4.24%	4.29% - 5.39%	4.94% - 5.55%
Expected dividend yield (range)	0.64% - 1.06%	0.56% - 0.69%	0.57% - 0.75%

Intuit Fiscal 2026 Form 10-K	87

Share-Based Awards Available for Grant
A summary of share-based awards available for grant under our plans for the fiscal periods indicated was as follows:

(Shares in thousands)	Shares Available for Grant
Balance at July 31, 2023	19,026
Additional shares authorized	12,200
Restricted stock units granted (1)	(9,782)
Options granted	(326)
Share-based awards canceled/forfeited/expired (1)(2)	6,199
Balance at July 31, 2024	27,317
Restricted stock units granted (1)	(8,812)
Options granted	(287)
Share-based awards canceled/forfeited/expired (1)(2)	6,929
Balance at July 31, 2025	25,147
Restricted stock units granted (1)	(21,070)
Options granted	(69)
Share-based awards canceled/forfeited/expired (1)(2)	7,272
Balance at July 31, 2026	11,280
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

Restricted Stock Unit and Restricted Stock Activity
A summary of RSU and restricted stock activity for the periods indicated was as follows:

(Shares in thousands)	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at July 31, 2023	11,894	$433.70
Granted	4,253	590.59
Vested	(4,233)	439.08
Forfeited	(990)	390.17
Unvested at July 31, 2024	10,924	496.64
Granted	3,831	696.82
Vested	(3,674)	512.36
Forfeited	(1,508)	456.60
Unvested at July 31, 2025	9,573	577.03
Granted	9,161	291.74
Vested	(3,598)	561.86
Forfeited	(1,677)	542.33
Unvested at July 31, 2026	13,459	$391.22

88	Intuit Fiscal 2026 Form 10-K

Additional information regarding our RSUs is shown in the table below.

	Twelve Months Ended July 31,
(In millions)	2026	2025	2024
Total fair market value of shares vested	$1,767	$2,434	$2,575

Share-based compensation for RSUs	$1,958	$1,882	$1,857

Total tax benefit related to RSU share-based compensation expense	$360	$524	$545

Cash tax benefits realized for tax deductions for RSUs	$378	$533	$526
At July 31, 2026, there was $4.9 billion of unrecognized compensation cost related to unvested RSUs and restricted stock with a weighted-average vesting period of 3.0 years. We adjust unrecognized compensation cost for actual forfeitures as they occur.

Stock Option Activity
A summary of stock option activity for the periods indicated was as follows:

	Options Outstanding
(Shares in thousands)	Number of Shares	Weighted-Average Exercise Price Per Share
Balance at July 31, 2023	2,130	$360.17
Granted	326	626.32
Exercised	(570)	212.89
Canceled or expired	(114)	467.16
Balance at July 31, 2024	1,772	449.66
Granted	287	781.21
Exercised	(660)	354.70
Canceled or expired	(80)	493.70
Balance at July 31, 2025	1,319	566.59
Granted	69	281.53
Exercised	(30)	478.86
Canceled or expired	(118)	601.89
Balance at July 31, 2026	1,240	$549.37
Information regarding stock options outstanding as of July 31, 2026 is summarized below:

	Number of Shares (in thousands)	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price per Share	Aggregate Intrinsic Value (in millions)
Options outstanding	1,240	3.86	$549.37	$4
Options exercisable	793	2.89	$508.10	$1
The aggregate intrinsic values at July 31, 2026 are calculated as the difference between the exercise price of the underlying options and the market price of our common stock for shares that were in-the-money at that date. In-the-money options at July 31, 2026 were options that had exercise prices that were lower than the $316.07 market price of our common stock at that date.

Intuit Fiscal 2026 Form 10-K	89

Additional information regarding our stock options and ESPP shares is shown in the table below.

	Twelve Months Ended July 31,
(In millions, except per share amounts)	2026	2025	2024
Weighted-average fair value of options granted (per share)	$124.58	$246.17	$188.54

Total grant date fair value of options vested	$48	$43	$38

Aggregate intrinsic value of options exercised	$5	$208	$209

Share-based compensation expense for stock options and ESPP	$98	$86	$83

Total tax benefit for stock option and ESPP share-based compensation	$6	$24	$49

Cash received from option exercises	$14	$234	$121

Cash tax benefits realized related to tax deductions for non-qualified option exercises and disqualifying dispositions under all share-based payment arrangements	$2	$27	$49
At July 31, 2026, there was $88 million of unrecognized compensation cost related to unvested stock options with a weighted-average vesting period of 2.6 years. We adjust unrecognized compensation cost for actual forfeitures as they occur.

Accumulated Other Comprehensive Loss
Comprehensive income consists of two elements, net income and other comprehensive income (loss). Other comprehensive income (loss) items are recorded in the stockholders’ equity section of our consolidated balance sheets and are excluded from net income. Our other comprehensive income (loss) primarily consists of foreign currency translation adjustments for subsidiaries with functional currencies other than the U.S. dollar and unrealized gains and losses on marketable debt securities classified as available-for-sale.
The following table shows the components of accumulated other comprehensive loss, net of income taxes, in the stockholders’ equity section of our consolidated balance sheets at the dates indicated.

	July 31,
(In millions)	2026	2025
Foreign currency translation adjustments	$(50)	$(51)
Unrealized gain (loss) on available-for-sale debt securities	(1)	1
Other	(6)	—
Total accumulated other comprehensive loss	$(57)	$(50)

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
We had liabilities related to this plan of $308 million at July 31, 2026 and $248 million at July 31, 2025. We have matched the plan liabilities with similar-performing assets, which are primarily investments in life insurance contracts. These assets are recorded in other long-term assets, while liabilities related to obligations are recorded in other current liabilities on our consolidated balance sheets.

90	Intuit Fiscal 2026 Form 10-K

401(k) Plans
In the U.S., employees who participate in the Intuit Inc. 401(k) Plan may currently contribute up to 75% of pre-tax compensation, subject to IRS limitations and the terms and conditions of the plan. We match a portion of employee contributions, currently 125% up to six percent of compensation, subject to maximum aggregate matching amounts and IRS limitations.
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
Matching contributions for both plans were $156 million for the twelve months ended July 31, 2026; $149 million for the twelve months ended July 31, 2025; and $138 million for the twelve months ended July 31, 2024.
Effective in August 2026, Credit Karma employees began to participate in the Intuit Inc. 401(k) Plan with the terms described above, and their account balances were transferred from the Credit Karma 401(k) Plan to the Intuit Inc. 401(k) Plan.

13. Legal Proceedings
Beginning in May 2019, various legal proceedings were filed and certain regulatory inquiries were commenced in connection with our provision and marketing of free online tax preparation programs. We believe that we have strong defenses to these claims and continue to defend our interests in them.
In June 2021, we received a demand and draft complaint from the Federal Trade Commission (FTC) and certain state attorneys general relating to the ongoing inquiries described above. On March 29, 2022, the FTC filed an action in federal court seeking a temporary restraining order and a preliminary injunction enjoining certain Intuit business practices pending resolution of the FTC’s administrative complaint seeking to permanently enjoin certain Intuit business practices (the FTC Actions). On April 22, 2022, the Northern District of California denied the FTC’s requests for a temporary restraining order and a preliminary injunction. Beginning on March 27, 2023, a final hearing on the administrative action was held before an administrative law judge (ALJ) at the FTC and, on August 29, 2023, the FTC's ALJ issued a decision in favor of the FTC and adverse to Intuit. On January 19, 2024, the FTC Commissioners affirmed the ALJ's decision and issued a final order that required us to adhere to certain marketing practices and did not contain any monetary penalties. On January 21, 2024, we filed a petition for review with the United States Court of Appeals for the Fifth Circuit. The FTC's order became effective on March 23, 2024. On March 20, 2026, the Court of Appeals for the Fifth Circuit issued a decision that vacated the FTC's order and remanded the case to the FTC. The deadline for the FTC to appeal the Fifth Circuit’s decision has now passed. On August 31, 2026, we filed a motion in the U.S. District Court for the Northern District of California seeking the dismissal of the remaining lawsuit brought by the FTC as moot. The FTC has agreed not to oppose this motion, and we are awaiting a decision from the court.
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
The pending proceedings also include a class action lawsuit that was filed in the Ontario (Canada) Superior Court of Justice (Court) on August 25, 2022. On July 24, 2026, the Court granted class certification in the case and we expect to appeal that decision.
On July 10, 2026 and August 17, 2026, two purported shareholder class actions were filed in the United States District Court for the Northern District of California against the Company and certain members of management. The complaints allege violations of Sections 10(b) and 20(a) of the Exchange Act, claiming that defendants made materially false and misleading statements in 2025 and 2026 that impacted the price of the Company’s stock. No lead plaintiff or plaintiff’s counsel has been appointed. We believe that we have strong defenses to these claims and continue to defend our interests.
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

Intuit Fiscal 2026 Form 10-K	91

not have a material impact on our consolidated financial statements. The ultimate outcome of any legal proceeding is uncertain and, regardless of outcome, legal proceedings can have an adverse impact on Intuit because of defense costs, negative publicity, diversion of management resources, and other factors.

14. Segment Information
We have defined our two reportable segments, described below, based on factors such as how we manage our operations and how our CODM views results. We define the CODM as our Chief Executive Officer and our Chief Financial Officer. Our CODM uses regularly provided segment revenue and segment operating income to assess operating performance by monitoring actual results against prior periods and expected results, and to allocate company resources during our annual planning process and throughout the year.
Effective August 1, 2025, we combined our Consumer, Credit Karma, and ProTax businesses into a single Consumer segment in order to better serve the diverse financial needs of our customers as one consumer platform. Our CODM allocates resources and assesses segment performance using regularly provided segment revenue and segment operating income information under this updated segment structure. To align results under this segment change, certain selling and marketing, product development, and general and administrative expenses for Credit Karma that were managed at the segment level are now managed at the platform level and are included in other corporate expenses rather than in segment expenses. Also on August 1, 2025, we reorganized certain marketing, communications, and customer success functions in our Global Business Solutions segment that support and benefit our overall platform and are managed at that level rather than at the segment level. Additionally, certain data science and analytics teams that were managed at the platform level are now managed at the segment level. We have recast certain previously reported amounts to conform to these segment changes. As a result of these changes, for the twelve months ended July 31, 2025 and 2024, we reclassified expenses totaling $9 million and $16 million from Global Business Solutions and $606 million and $585 million from Consumer to other corporate expenses, respectively, to conform to the current presentation.
Effective August 1, 2026, we began managing Mailchimp as a separate operating segment from Global Business Solutions. Mailchimp will be a separate reportable segment beginning in fiscal 2027.

Global Business Solutions: This segment serves small and mid-market businesses and accountants around the world. QuickBooks and Intuit Enterprise Suite are offerings powered by our all-in-one business platform which includes financial management services, human capital management solutions such as payroll and time tracking, money solutions such as merchant payment processing, bill pay, checking accounts through an FDIC-member bank partner, and financing for small and mid-market businesses. Intuit Enterprise Suite provides mid-market businesses with a configurable, AI-powered solution that includes multi-entity and multi-dimensional financial management capabilities designed to seamlessly scale and enhance productivity and profitability for more complex businesses to streamline operations. Intuit Accountant Suite is an AI-powered platform that provides accounting firms with everything they need to run and grow their practices while managing and advising their clients. Mailchimp offerings include marketing automation and customer relationship tools.
Consumer: This segment primarily serves consumers and professional accountants.
Our TurboTax offerings primarily help consumers complete their taxes with confidence and maximize their financial outcomes—whether they do it themselves or with the help of an AI-enabled human expert. TurboTax delivers do-it-yourself and assisted income tax preparation products and services sold in the United States (U.S.) and Canada. We offer a variety of money products directly to consumers, including early refund access to any bank account, as well as Credit Karma Money branded savings and checking accounts through an FDIC-member bank partner.
Credit Karma is a personal finance solution that helps its users find the right financial products and make smarter money decisions throughout the year to reach their financial goals. This includes personalized recommendations for credit card, home, auto, and personal loan, and insurance products; and access to their credit scores and reports, credit and identity monitoring, credit report dispute, credit building tools, debt pay-down assistance, credit card rewards optimization, and connected account capabilities to help users understand net worth and make financial progress.
Finally, our ProTax offerings help professional accountants in the U.S. and Canada, who are essential to both business success and tax preparation and filing. Our professional tax offerings include Lacerte, ProSeries, and ProConnect Tax Online in the U.S., and ProFile and ProTax Online in Canada.

All of our segments operate primarily in the United States and sell primarily to customers in the United States. Total international net revenue was approximately 8% of consolidated total net revenue in each of the twelve months ended July 31, 2026, 2025, and 2024.
We include expenses such as corporate selling and marketing, general and administrative, and non-employment related legal and litigation settlement costs, which are not allocated to specific segments, in unallocated corporate items as part of other corporate expenses. As part of our platform strategy, we also include customer success and product development for our segments in unallocated corporate items as we do not allocate these expenses to the segments because they are managed at the platform level. Customer success includes the costs of tax and bookkeeping experts that support our TurboTax Expert Assist, TurboTax Expert Full Service, and Intuit Experts offerings. Unallocated corporate items also include share-based compensation, amortization of acquired technology, amortization of other acquired intangible assets, goodwill and intangible asset impairment charges, professional fees and transaction costs related to business combinations, and restructuring charges.

92	Intuit Fiscal 2026 Form 10-K

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
The following table shows our financial results by reportable segment for the periods indicated.

	Twelve Months Ended July 31,
(In millions)	2026	2025	2024
Net revenue:
Global Business Solutions	$12,864	$11,077	$9,533
Consumer	8,584	7,754	6,752
Total net revenue	$21,448	$18,831	$16,285

Segment cost of revenue and operating expenses(1):
Global Business Solutions	$2,977	$2,601	$2,360
Consumer	2,276	1,994	1,740
Total segment cost of revenue and operating expenses	$5,253	$4,595	$4,100

Operating income:
Global Business Solutions	$9,887	$8,476	$7,173
Consumer	6,308	5,760	5,012
Total segment operating income	16,195	14,236	12,185
Unallocated corporate items:
Share-based compensation expense	(2,056)	(1,968)	(1,915)
Other corporate expenses	(7,303)	(6,693)	(5,788)
Amortization of acquired technology	(174)	(156)	(146)
Amortization of other acquired intangible assets	(485)	(481)	(483)
Restructuring charges (2)	(293)	(15)	(223)
Total unallocated corporate items	(10,311)	(9,313)	(8,555)
Total operating income	$5,884	$4,923	$3,630
(1)    Cost of revenue and operating expenses primarily include direct expenses related to selling and marketing, direct costs associated with our product and service offerings, certain data science and analytics related costs and certain design and product management related costs. They exclude expenses that are recorded within unallocated corporate items, such as certain technology and customer success costs that support and benefit the overall platform and are managed at the corporate level.
(2)    Restructuring charges for the twelve months ended July 31, 2024 include $25 million in share-based compensation expense associated with a restructuring plan. See Note 15, “Restructuring,” for more information.

Intuit Fiscal 2026 Form 10-K	93

Revenue classified by significant service and product offerings was as follows:

	Twelve Months Ended July 31,
(In millions)	2026	2025	2024
Net revenue:
QuickBooks Online Accounting	$5,051	$4,120	$3,379
Online Services	4,867	4,182	3,513
Total Online Ecosystem	9,918	8,302	6,892
QuickBooks Desktop Accounting	1,801	1,672	1,575
Desktop Services and Supplies	1,145	1,103	1,066
Total Desktop Ecosystem	2,946	2,775	2,641
Global Business Solutions	12,864	11,077	9,533
TurboTax	5,296	4,933	4,508
Credit Karma	2,641	2,200	1,645
ProTax	647	621	599
Consumer	8,584	7,754	6,752
Total net revenue	$21,448	$18,831	$16,285

15. Restructuring
Restructuring expenses in our consolidated statements of operations consist of severance and employee benefits and certain other exit costs from management-approved restructuring plans that were developed for strategic purposes, as further described below. The liability for restructuring charges is included in accrued compensation and related liabilities in the accompanying consolidated balance sheets.

2026 Restructuring Plan
In May 2026, our management approved and initiated a plan of reorganization (the 2026 Plan) to simplify the company’s organizational structure and become a faster, leaner, more focused company. As part of the 2026 Plan, we are reducing our full-time workforce and are closing certain sites in service to growing technology teams and capabilities in strategic locations. We expect the actions associated with the 2026 Plan to be substantially complete by the first quarter of fiscal 2027. Total restructuring costs associated with the 2026 Plan are estimated to be approximately $315 million. During the twelve months ended July 31, 2026, we recorded a $293 million charge in connection with the 2026 Plan. This charge was primarily related to severance and employee benefits and was recorded to restructuring in our consolidated statements of operations. Actual costs may vary from the estimates provided above.
The following table summarizes the activity for the 2026 Plan by segment.

(In millions)	Accrued July 31, 2025	Initial Costs	Cash Payments	Non-Cash Items	Accrued July 31, 2026	Total Costs Incurred to Date	Total Expected Plan Cost
Global Business Solutions	$—	$51	$(1)	$—	$50	$51	$52
Consumer	—	28	(1)	—	27	28	34
Corporate	—	214	(2)	(12)	200	214	229
Totals	$—	$293	$(4)	$(12)	$277	$293	$315

94	Intuit Fiscal 2026 Form 10-K

2024 Restructuring Plan
In July 2024, our management approved and initiated a plan of reorganization (the 2024 Plan) focused on reallocating resources to our key growth areas. The 2024 Plan included the exit of employees and the closing of real estate sites in certain markets to support growing technology teams and capabilities in strategic locations. The actions associated with the 2024 Plan were substantially complete in the first quarter of fiscal 2025. Total restructuring costs associated with the 2024 Plan were $238 million. During the twelve months ended July 31, 2025 and 2024, we recorded charges in connection with the 2024 Plan of $15 million and $223 million, respectively. These charges are primarily related to severance and employee benefits and were recorded to restructuring in our consolidated statements of operations.
The following tables summarize the activity for the 2024 Plan by segment.

(In millions)	Accrued July 31, 2025	Additional Costs/Adjustments	Cash Payments	Non-Cash Items	Accrued July 31, 2026
Global Business Solutions	$3	$—	$(3)	$—	$—
Consumer	—	—	—	—	—
Corporate	—	—	—	—	—
Totals	$3	$—	$(3)	$—	$—

	Accrued July 31, 2023	Initial Costs	Non-Cash Items	Accrued July 31, 2024	Additional Costs/Adjustments	Cash Payments	Non-Cash Items	Accrued July 31, 2025
Global Business Solutions	$—	$96	$(12)	$84	$5	$(86)	$—	$3
Consumer	—	11	—	11	—	(11)	—	—
Corporate	—	116	(24)	92	10	(97)	(5)	—
Totals	$—	$223	$(36)	$187	$15	$(194)	$(5)	$3

Intuit Fiscal 2026 Form 10-K	95

INTUIT INC. SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(In millions)	Beginning Balance	Additions Charged to Expense/ Revenue	Deductions	Ending Balance
Year ended July 31, 2026
Allowance for doubtful accounts	$5	$59	$(59)	$5
Reserve for returns, credits, and promotional discounts	$39	$384	$(369)	$54

Year ended July 31, 2025
Allowance for doubtful accounts	$5	$50	$(50)	$5
Reserve for returns, credits, and promotional discounts	$40	$334	$(335)	$39

Year ended July 31, 2024
Allowance for doubtful accounts	$7	$61	$(63)	$5
Reserve for returns, credits, and promotional discounts	$32	$302	$(294)	$40

96	Intuit Fiscal 2026 Form 10-K

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
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of July 31, 2026 based on the guidelines established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO).
Based on the results of our evaluation, our management has concluded that our internal control over financial reporting was effective as of July 31, 2026 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. We reviewed the results of management’s assessment with the Audit and Risk Committee of Intuit’s Board of Directors.
Ernst & Young LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of July 31, 2026. Their report is included in Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting during the quarterly period ended July 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 9B - OTHER INFORMATION
During the three months ended July 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K).

ITEM 9C - DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

Intuit Fiscal 2026 Form 10-K	97

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
The other information required by this Item 10 regarding directors is incorporated by reference from the information contained in our Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for our 2027 Annual Meeting of Stockholders (the “2027 Proxy Statement”) under the sections entitled “Our Director Nominees” and “Corporate Governance.” Certain information required by this Item 10 regarding executive officers is set forth in Item 1 of Part I of this report under the heading “Information about our Executive Officers.”
The information required by Item 408(b) of Regulation S-K is incorporated by reference from the information contained in our 2027 Proxy Statement under the heading “Insider Trading Policy.”

ITEM 11 - EXECUTIVE COMPENSATION
The information required by this Item 11 is incorporated by reference from the information contained in our 2027 Proxy Statement under the sections entitled “Compensation and Organizational Development Committee Report,” “Compensation Discussion and Analysis,” “Director Compensation,” and “Executive Compensation Tables.”

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item 12 is incorporated by reference from the information contained in our 2027 Proxy Statement under the sections entitled “Stock Ownership Information,” “Equity Compensation Plan Information,” and “Executive Compensation Tables.”

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item 13 is incorporated by reference from the information contained in our 2027 Proxy Statement under the sections entitled “Director Independence” and “Transactions with Related Persons.”

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item 14 is incorporated by reference from the information contained in our 2027 Proxy Statement under the section entitled “Ratification of Selection of Independent Registered Public Accounting Firm.”

98	Intuit Fiscal 2026 Form 10-K

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

2.01
Equity Purchase Agreement, dated September 13, 2021, by and among Intuit Inc., a Delaware corporation, The Rocket Science Group LLC, a Georgia limited liability company, VERP Holdings I, LLC, a Georgia limited liability company, VERP Holdings II, LLC, a Georgia limited liability company, DMK RSG, LLC, a Delaware limited liability company, DMK Life LLC, a Delaware limited liability company, DMK 10 LLC, a Delaware limited liability company, DMK 20 LLC, a Delaware limited liability company, DMK RSG Holdco LLC, a Delaware limited liability company, and Benjamin Chestnut, an individual resident of the State of Georgia, as the Sellers’ Representative
			8-K	9/13/2021

3.01	Intuit Inc. Amended and Restated Certificate of Incorporation, effective January 27, 2025		10-Q	2/25/2025

3.02	Bylaws of Intuit Inc., as amended and restated on July 27, 2023		8-K	8/2/2023

4.01	Form of Specimen Certificate for Intuit’s Common Stock		10-K	9/15/2009

4.02	Description of Common Stock		10-K	8/30/2019

4.03	Indenture, dated as of June 29, 2020, between Intuit and U.S. Bank National Association, as trustee		8-K	6/29/2020

4.04	Form of 1.350% Senior Note due 2027		8-K	6/29/2020

4.05	Form of 1.650% Senior Note due 2030		8-K	6/29/2020

4.06	Supplemental Indenture, dated as of September 15, 2023, between Intuit Inc. and U.S. Bank Trust Company, National Association, as trustee		8-K	9/15/2023

4.07	Form of 5.250% Senior Note due 2026		8-K	9/15/2023

4.08	Form of 5.125% Senior Note due 2028		8-K	9/15/2023

4.09	Form of 5.200% Senior Note due 2033		8-K	9/15/2023

4.10	Form of 5.500% Senior Note due 2053		8-K	9/15/2023

4.11	Second Supplemental Indenture, dated as of June 11, 2026, between Intuit Inc. and U.S. Bank Trust Company, National Association, as trustee		8-K	6/11/2026

4.12	Form of 4.950% Senior Note due 2031		8-K	6/11/2026

4.13	Form of 5.500% Senior Note due 2036		8-K	6/11/2026

Intuit Fiscal 2026 Form 10-K	99

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference Form/File No.	Date
10.01+	Intuit Inc. Amended and Restated 2005 Equity Incentive Plan, as amended through January 18, 2024		10-Q	1/18/2024

10.02+	Intuit Inc. Amended and Restated 2005 Equity Incentive Plan, as amended through January 20, 2022		10-Q	3/2/2022

10.03+	Intuit Inc. Performance Incentive Plan, Amended and Restated effective October 25, 2023		10-Q	11/28/2023

10.04+	Form of Equity Grant Agreement: CEO, EVP, and SVP Stock Option		10-K	9/3/2025

10.05+	Form of Equity Grant Agreement: CEO Restricted Stock Unit		10-K	9/3/2025

10.06+	Form of Equity Grant Agreement: EVP and SVP Restricted Stock Unit		10-K	9/3/2025

10.07+	Form of Equity Grant Agreement: CEO Performance-Based Restricted Stock Unit		10-K	9/3/2025

10.08+	Form of Equity Grant Agreement: EVP and SVP Performance-Based Restricted Stock Unit		10-K	9/3/2025

10.09+	Forms of Equity Grants Agreements: CEO, EVP, and SVP Stock Option; EVP and SVP Performance-Based Restricted Stock Unit; CEO Restricted Stock Unit; and EVP and SVP Restricted Stock Unit		10-K	9/4/2024

10.10+	Forms of Equity Grants Agreements: CEO, EVP, and SVP Stock Option; EVP and SVP Performance-Based Restricted Stock Unit; CEO Restricted Stock Unit; and EVP and SVP Restricted Stock Unit		10-K	9/1/2023

10.11+	Forms of Equity Grant Agreements: CEO Performance-Based Restricted Stock Unit; Executive Performance-Based Restricted Stock Unit		10-K	9/2/2022

10.12+
Forms of Equity Grant Agreements: Executive Chairman Non-Qualified Stock Option; Executive Chairman Service-Based Restricted Stock Unit; Executive Chairman Performance-Based Restricted Stock Unit; CEO Performance-Based Restricted Stock Unit; Executive Performance-Based Restricted Stock Unit; Service-Based Restricted Stock Unit (non-focal)
			10-K	9/8/2021

10.13+	Credit Karma, Inc. 2015 Equity Incentive Plan, as amended		S-8 333-251096	12/3/2020

10.14+	Form of Restricted Stock Unit Agreement under the Credit Karma, Inc. 2015 Equity Incentive Plan		S-8 333-251096	12/3/2020

10.15+	Form of Restricted Stock Unit Agreement under the Credit Karma, Inc. 2015 Equity Incentive Plan		S-8 333-251096	12/3/2020

10.16+	Form of Restricted Stock Unit Agreement under the Credit Karma, Inc. 2015 Equity Incentive Plan		S-8 333-251096	12/3/2020

10.17+	Intuit Inc. Amended and Restated Employee Stock Purchase Plan, as amended through January 19, 2023		10-Q	2/23/2023

10.18+	Intuit Inc. Employee Stock Purchase Plan, as amended through January 19, 2022		10-Q	3/2/2022

10.19+	Intuit Inc. Amended Non-Employee Director Compensation Program, effective January 22, 2026		8-K	1/27/2026

100	Intuit Fiscal 2026 Form 10-K

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference Form/File No.	Date
10.20+	Intuit Inc. Amended Non-Employee Director Compensation Program, effective January 23, 2025		8-K	11/4/2024

10.21+	Intuit Inc. Amended Non-Employee Director Compensation Program, effective January 20, 2022		8-K	1/24/2022

10.22+	Description of Non-Employee Director Compensation, approved October 31, 2018 and effective January 17, 2019		10-Q	11/20/2018

10.23+	Description of Non-Employee Director Compensation, approved October 19, 2017 and effective January 18, 2018		10-Q	11/20/2017

10.24+	Forms of Non-employee Director Restricted Stock Unit Agreements		10-Q	11/20/2017

10.25+	Form of Director Restricted Stock Units Conversion Grant Agreement		10-Q	3/1/2013

10.26+	Fourth Amended and Restated Management Stock Purchase Program		10-Q	2/22/2019

10.27+	Intuit Executive Relocation Policy		10-K	8/31/2018

10.28+	Intuit Inc. Non-qualified Deferred Compensation Plan, effective January 1, 2009		10-Q	11/20/2017

10.29+	Intuit Inc. 2005 Executive Deferred Compensation Plan, effective January 1, 2005		10-Q	12/10/2004

10.30+	Intuit Executive Deferred Compensation Plan, effective March 15, 2002		10-Q	5/31/2002

10.31+	Amended and Restated Intuit Inc. Performance Incentive Plan, adopted October 28, 2020		10-Q	11/19/2020

10.32+	Form of Indemnification Agreement entered into by Intuit with each of its directors and certain officers		10-Q	2/23/2017

10.33+	Letter regarding Terms of Employment by and between Intuit Inc. and Sandeep Aujla, dated February 17, 2023 and effective August 1, 2023		10-Q	5/23/2023

10.34+	Letter Regarding Terms of Employment by and between Intuit Inc. and Sasan Goodarzi, dated November 15, 2018		10-Q	11/20/2018

10.35+	Transition Agreement between Intuit Inc. and Laura Fennell, dated June 16, 2025		10-K	9/3/2025

10.36	Assurance of Voluntary Compliance, dated May 4, 2022, by and between Intuit Inc. and the Attorney General of the State of New York		10-K	9/2/2022

10.37	Schedule identifying agreements substantially identical to the Assurance of Voluntary Compliance filed as Exhibit 10.36 hereto		10-K	9/2/2022

10.38	Revolving Credit Agreement, dated as of January 30, 2025, by and among Intuit Inc., the lenders party thereto, and JPMorgan Chase Bank, N.A. as administrative agent		8-K	1/31/2025

10.39
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
			10-Q	2/26/2026

Intuit Fiscal 2026 Form 10-K	101

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference Form/File No.	Date
10.40	Revolving Credit Agreement, dated as of January 30, 2026, by and among Intuit Inc., the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent		10-Q	2/26/2026

19.01	Policy Prohibiting Insider Trading (Global)		10-K	9/3/2025

21.01	List of Intuit’s Subsidiaries	X

23.01	Consent of Independent Registered Public Accounting Firm	X

24.01	Power of Attorney (see signature page)	X

31.01	Certification of Chief Executive Officer	X

31.02	Certification of Chief Financial Officer	X

32.01*	Section 1350 Certification (Chief Executive Officer)	X

32.02*	Section 1350 Certification (Chief Financial Officer)	X

97.01	Compensation Recoupment Policy		10-K	9/4/2024

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X

101.SCH	XBRL Taxonomy Extension Schema	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X
______________________

+	Indicates a management contract or compensatory plan or arrangement.
*	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Intuit specifically incorporates it by reference.

ITEM 16 - FORM 10-K SUMMARY
None.

102	Intuit Fiscal 2026 Form 10-K

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTUIT INC.
Dated:	September 9, 2026	By:	/s/ SANDEEP S. AUJLA
Sandeep S. Aujla
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Intuit Fiscal 2026 Form 10-K	103

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

Name	Title	Date
Principal Executive Officer:
/s/ SASAN K. GOODARZI	Chairman and Chief Executive Officer	September 9, 2026
Sasan K. Goodarzi

Principal Financial Officer:
/s/ SANDEEP S. AUJLA	Executive Vice President and Chief Financial Officer	September 9, 2026
Sandeep S. Aujla

Principal Accounting Officer:
/s/ LAUREN D. HOTZ	Senior Vice President and Chief Accounting Officer	September 9, 2026
Lauren D. Hotz

Additional Directors:
/s/ EVE BURTON	Director	September 9, 2026
Eve Burton

/s/ SCOTT D. COOK	Director	September 9, 2026
Scott D. Cook

/s/ RICHARD L. DALZELL	Director	September 9, 2026
Richard L. Dalzell

/s/ ADENA T. FRIEDMAN	Director	September 9, 2026
Adena T. Friedman

/s/ DEBORAH LIU	Director	September 9, 2026
Deborah Liu

/s/ TEKEDRA MAWAKANA	Director	September 9, 2026
Tekedra Mawakana

/s/ WILLIAM R. MCDERMOTT	Director	September 9, 2026
William R. McDermott

/s/ FORREST NORROD	Director	September 9, 2026
Forrest Norrod

/s/ VASANT PRABHU	Director	September 9, 2026
Vasant Prabhu

/s/ THOMAS SZKUTAK	Director	September 9, 2026
Thomas Szkutak

/s/ RAUL VAZQUEZ	Director	September 9, 2026
Raul Vazquez

/s/ ERIC S. YUAN	Director	September 9, 2026
Eric S. Yuan

104	Intuit Fiscal 2026 Form 10-K